Form 10-Q
period 2013-06-30
WSFS FINANCIAL CORP
filed 2013-08-09
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2013:

Common Stock, par value $.01 per share	8,818,590
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$32,108	$32,787	$63,560	$66,182
Interest on mortgage-backed securities	3,470	4,891	7,199	10,609
Interest on reverse mortgages	(29)	(47)	214	(76)
Interest and dividends on investment securities	311	123	453	253
Other interest income	22	9	47	18

	35,882	37,763	71,473	76,986

Interest expense:
Interest on deposits	1,821	3,400	3,840	7,415
Interest on Federal Home Loan Bank advances	451	1,645	894	3,582
Interest on federal funds purchased and securities sold under agreements to repurchase	245	264	494	511
Interest on trust preferred borrowings	337	370	666	745
Interest on senior debt	944	—	1,887	—
Interest on other borrowings	28	6	56	125

	3,826	5,685	7,837	12,378

Net interest income	32,056	32,078	63,636	64,608
Provision for loan losses	1,680	16,383	3,911	24,628

Net interest income after provision for loan losses	30,376	15,695	59,725	39,980

Noninterest income:
Credit/debit card and ATM income	6,189	5,871	11,857	11,293
Deposit service charges	4,216	4,299	8,230	8,313
Investment management and fiduciary revenue	4,059	3,427	7,787	6,458
Mortgage banking activities, net	1,193	452	1,930	968
Security gains, net	906	13,310	2,550	15,346
Loan fee income	487	487	982	1,097
Bank owned life insurance income	48	136	88	321
Other income	2,441	1,010	4,189	1,954

	19,539	28,992	37,613	45,750

Noninterest expenses:
Salaries, benefits and other compensation	17,455	16,663	35,438	32,898
Occupancy expense	3,401	3,414	6,784	6,462
Equipment expense	2,117	2,035	3,946	3,702
Data processing and operations expenses	1,394	1,466	2,743	2,788
FDIC expenses	942	1,441	2,108	2,878
Professional fees	899	1,082	1,846	2,246
Loan workout and OREO expenses	770	1,951	940	2,787
Marketing expense	608	818	1,125	1,597
Other operating expense	5,566	4,147	10,592	8,648

	33,152	33,017	65,522	64,006

Income before taxes	16,763	11,670	31,816	21,724
Income tax provision	5,855	4,340	11,168	7,950

Net income	10,908	7,330	20,648	13,774
Dividends on preferred stock and accretion of discount	609	692	1,301	1,384

Net income allocable to common stockholders	$10,299	$6,638	$19,347	$12,390

Earnings per share:
Basic	$1.17	$0.76	$2.20	$1.42
Diluted	$1.16	$0.76	$2.18	$1.41

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)

Net Income	$10,908	$7,330	$20,648	$13,774
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(31,156)	11,724	(38,881)	12,264
Tax benefit (expense)	11,840	(4,433)	14,738	(4,656)

Net of tax amount	(19,316)	7,291	(24,143)	7,608
Reclassification adjustment for gains included in net income	(906)	(13,310)	(2,550)	(15,346)
Tax expense	344	5,058	969	5,831

Net of tax amount	(562)	(8,252)	(1,581)	(9,515)

Total other comprehensive loss	(19,878)	(961)	(25,724)	(1,907)

Total comprehensive (loss) income	$(8,970)	$6,369	$(5,076)	$11,867

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	Dec 31,
	2013	2012
	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets
Cash and due from banks	$78,540	$93,629
Cash in non-owned ATMs	458,680	406,627
Interest-bearing deposits in other banks	302	631

Total cash and cash equivalents	537,522	500,887
Investment securities, available-for-sale	813,708	907,498
Investment securities, trading	12,590	12,590
Loans held-for-sale	14,698	12,758
Loans, net of allowance for loan losses of $41,494 at June 30, 2013 and $43,922 at December 31, 2012	2,794,066	2,723,916
Bank-owned life insurance	63,003	62,915
Stock in Federal Home Loan Bank of Pittsburgh, at cost	39,332	31,165
Assets acquired through foreclosure	7,109	4,622
Accrued interest receivable	10,307	9,652
Premises and equipment	36,978	38,257
Goodwill	28,146	28,146
Intangible assets	4,970	5,174
Other assets	46,294	37,568

Total assets	$4,408,723	$4,375,148

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$657,616	$631,026
Interest-bearing demand	559,632	538,195
Money market	754,780	933,901
Savings	390,689	389,977
Time	276,731	316,986
Jumbo certificates of deposit – customer	242,266	294,237

Total customer deposits	2,881,714	3,104,322
Brokered deposits	172,758	170,641

Total deposits	3,054,472	3,274,963
Federal funds purchased and securities sold under agreements to repurchase	99,000	110,000
Federal Home Loan Bank advances	663,800	376,310
Trust preferred borrowings	67,011	67,011
Senior debt	55,000	55,000
Other borrowed funds	36,020	28,945
Accrued interest payable	2,672	1,099
Other liabilities	35,808	40,766

Total liabilities	4,013,783	3,954,094

Stockholders’ Equity:
Serial preferred stock $0.01 par value, 7,500,000 shares authorized; issued 32,624 at June 30, 2013 and 52,625 issued at December 31, 2012	$1	$1
Common stock $0.01 par value, 20,000,000 shares authorized; issued 18,395,604 at June 30, 2013 and 18,354,055 at December 31, 2012	184	184
Capital in excess of par value	205,435	222,978
Accumulated other comprehensive (loss) / income	(12,781)	12,943
Retained earnings	450,381	433,228
Treasury stock at cost, 9,580,569 shares at June 30, 2013 and December 31, 2012	(248,280)	(248,280)

Total stockholders’ equity	394,940	421,054

Total liabilities and stockholders’ equity	$4,408,723	$4,375,148

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2013	2012
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$20,648	$13,774
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,911	24,628
Depreciation of premises and equipment	2,754	2,543
Amortization, net	5,573	5,268
(Increase) decrease in accrued interest receivable	(655)	1,645
Decrease in other assets	6,842	3,480
Origination of loans held-for-sale	(122,826)	(69,557)
Proceeds from sales of loans held-for-sale	122,934	65,837
Loss on sale of nonperforming loans	—	14,176
Gain on mortgage banking activities, net	(1,930)	(968)
Security gains, net	(2,550)	(15,346)
Stock-based compensation expense	1,646	1,478
Excess tax benefits from share-based payment arrangements	(112)	(10)
Increase in accrued interest payable	1,573	3,274
Decrease in other liabilities	(5,351)	(3,861)
(Gain) loss on sale of assets acquired through foreclosure and valuation adjustments, net	(190)	1,596
Increase in value of bank-owned life insurance	(88)	(321)
Decrease in capitalized interest, net	(520)	(295)

Net cash provided by operating activities	$31,659	$47,341

Investing activities:
Maturities of investment securities	310	4,524
Sale of investment securities available for sale	220,331	504,203
Purchase of investment securities available-for-sale	(213,302)	(521,138)
Repayments of investment securities available-for-sale	44,422	73,353
Disbursements for reverse mortgages	(35)	(14)
Proceeds from loan disposition	—	26,377
Net increase in loans	(82,146)	(34,364)
Net (increase) decrease in stock of Federal Home Loan Bank of Pittsburgh	(8,167)	2,392
Sales of assets acquired through foreclosure, net	4,178	10,134
Investment in premises and equipment, net	(1,505)	(4,101)

Net cash (used for) provided by investing activities	$(35,914)	$61,366

Financing activities:
Net (decrease) increase in demand and saving deposits	(122,920)	58,408
Increase in time deposits	(92,226)	(36,889)
Increase (decrease) in brokered deposits	2,117	(1,709)
Receipts from FHLB advances	11,058,000	18,325,738
Repayments of FHLB advances	(11,069,000)	(18,471,488)
Receipts from federal funds purchased and securities sold under agreement to repurchase	21,576,204	9,410,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(21,288,714)	(9,360,000)
Repayment of unsecured debt	—	(30,000)
Dividends paid	(3,425)	(3,407)
Issuance of common stock and exercise of common stock options	739	(136)
Redemption of preferred stock	(19,997)	—
Excess tax benefits from share-based payment arrangements	112	10

Net cash provided by (used for) financing activities	$40,890	$(109,473)

Increase (decrease) in cash and cash equivalents	36,635	(766)
Cash and cash equivalents at beginning of period	500,887	468,017

Cash and cash equivalents at end of period	$537,522	$467,251

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$6,264	$9,104
Cash paid for income taxes, net	9,607	8,202
Loans transferred to assets acquired through foreclosure	6,475	8,605
Net change in other comprehensive income	(25,724)	(1,907)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

Amounts subject to significant estimates are items such as the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, investment in reverse mortgage, income taxes and other-than-temporary impairments (“OTTI”). Among other effects, changes to such estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending related commitments as well as increased post-retirement benefits expense.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Rule 10-01 of Regulation S-X does not require us to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

Whenever necessary, reclassifications have been made to prior period Consolidated Financial Statements to conform to the current period’s presentation. All significant intercompany transactions were eliminated in consolidation.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation. After stockholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the by the 2005 Incentive Plan (“2005 Plan”). Upon stockholder approval in 2013, the 2005 Incentive Plan was amended and replaced by the 2013 Incentive Plan (“2013 Plan”). No future awards may be granted under the 2005 Plan, however, we still have options outstanding under the 1997 Plan and 2005 Plan for our officers, directors and employees of us and our subsidiaries (“Associates”). The 2013 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. We have stock options outstanding under the 1997 Plan, 2005 Plan and 2013 Plan (collectively, “Stock Incentive Plans”). The number of shares reserved for issuance under the 2013 Plan is 698,845. At June 30, 2013, there were 548,845 shares available for future grants under the 2013 Plan.

With the exception of certain Performance Stock Awards, the Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as non-incentive stock options (collectively, “Stock Options”). Additionally, the 2013 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of our Corporation’s common stock on the date of the grant. All Stock Options granted during 2013 and 2012 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire five years from the grant date. Generally, all awards become immediately exercisable in the event of a change in control, as defined within the Stock Incentive Plans. In addition, the Black-Scholes option-pricing model is used to determine the grant date fair value of stock options.

Stock Options

The following table provides information about our stock options outstanding for the three months ended June 30, 2013 and 2012:

	June 30, 2013		June 30, 2012
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Outstanding at beginning of period	435,804	$44.19	447,901	$43.41
Granted (1)	400,000	49.52	55,477	38.93
Exercised	(13,647)	37.79	(2,059)	27.49
Forfeited	(13,081)	47.50	(2,075)	69.00

Outstanding at end of period	809,076	46.88	499,244	42.87

Exercisable at end of period	198,647	$44.57	334,430	$44.93

Weighted-average fair value of awards granted	$14.93		$12.57

(1)	Options granted in the second quarter of 2013 are more than were granted in the second quarter of 2012 due to additional one-time awards being granted under the 2013 Plan and the WSFS Financial Corporation Non-Plan Stock Option agreement. Both plans were approved by shareholders at the 2013 Annual Meeting of Stockholders on April 25, 2013.

The following table provides vesting information about our stock options outstanding for the three months ended June 30, 2013, and 2012:

	June 30, 2013		June 30, 2012
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Unvested at beginning of period	237,861	$43.92	110,137	$38.53
Granted	400,000	49.52	55,477	38.93
Vested	(14,351)	38.72	(800)	35.12
Forfeited	(13,081)	47.50	—	—

Unvested at end of period	610,429	$47.63	164,814	$38.68

Stock Options

The following table provides information about our stock options outstanding for the six months ended June 30, 2013, and 2012:

	June 30, 2013		June 30, 2012
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Outstanding at beginning of period	335,730	$42.14	416,886	$43.52
Granted	522,357	49.09	88,307	39.66
Exercised	(35,930)	33.80	(3,874)	26.29
Forfeited	(13,081)	47.50	(2,075)	69.00

Outstanding at end of period	809,076	46.88	499,244	42.87

Exercisable at end of period	198,647	$44.57	334,430	$44.93

Weighted-average fair value of awards granted	$13.94		$12.50

The following table provides vesting information about our stock options outstanding for the six months ended June 30, 2013, and 2012:

	June 30, 2013		June 30, 2012
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Unvested at beginning of period	157,298	$38.57	112,258	$36.08
Granted	522,357	49.09	88,307	39.66
Vested	(56,145)	35.43	(35,751)	32.94
Forfeited	(13,081)	47.50	—	—

Unvested at end of period	610,429	$47.63	164,814	$38.68

The total amount of compensation cost to be recognized related to non-vested stock options as of June 30, 2013 was $6.9 million. The weighted-average period over which it is expected to be recognized is 4.1 years. We issue new shares upon the exercise of options.

On April 25, 2013 stockholders’ approved a change in future compensation for Mark A. Turner, President and CEO. As result, Mr. Turner was granted 250,000 non-statutory stock options with a longer and slower vesting schedule than our standard options, 40% vesting after the second year and 20% vesting in each of the following three years. Additionally, these options were awarded at an exercise price of 20% over the December 2012 market value (date in which framework of the plan was decided on). Upon the grant, Mr. Turner will no longer be eligible to receive any grants under any of our other stock based award programs for a period of five years.

Additionally, as a result of stockholder approval, 150,000 incentive stock options were issued to certain executive officers of the Company under the 2013 Plan. These options have the same vesting schedule and exercise price as the Non-Plan Stock Options granted to Mr. Turner.

Restricted Stock

We did not issue any restricted stock units or awards during the second quarter of 2013. We issued 11,357 restricted stock units and awards during the first six months of 2013 compared to 24,442 during the first six months of 2012. These awards vest over a four year period. These stock awards were made to certain executive officers. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of June 30, 2013, was $2.1 million. The weighted-average period over which it is expected to be recognized is 2.0 years.

Performance Stock Awards

The Board approved a plan in which Marvin N. Schoenhals, Chairman of the Board, was granted 22,250 shares of restricted stock effective January 3, 2011, with a five-year performance vesting schedule starting at the end of the second year. These awards are based on acquiring new business relationships in which Mr. Schoenhals has played a meaningful role in helping us establish. These shares are subject to vesting in whole or in part based on the role Mr. Schoenhals plays in establishing new business relationships that, over a two year period of time achieve at least a 50% return on the investment of restricted stock cost. We recognized compensation expense of $69,000 related to this award during the second quarter of 2013 compared to $86,000 during the second quarter of 2012.

For the three months ended June 30, 2013, the effect of stock-based compensation, including stock options, restricted stock, stock awards, and performance stock, on salaries, benefits and other compensation was $837,000 pre-tax ($613,000 after tax) or $0.07 per share. This compares to $767,000 pre-tax ($537,000 after tax) or $0.06 per share during the three months ended June 30, 2012.

For the six months ended June 30, 2013, the effect of stock-based compensation, including stock options, restricted stock, stock awards, and performance stock, on salaries, benefits and other compensation was $1.8 million pre-tax ($1.4 million after tax) or $0.16 per share. This compares to $1.5 million pre-tax ($1.1 million after tax) or $0.12 per share during the six months ended June 30, 2012.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands, Except Per Share Data)

Numerator:
Net income allocable to common stockholders	$10,299	$6,638	$19,347	$12,390

Denominator:
Denominator for basic earnings per share – weighted average shares	8,802	8,706	8,792	8,696
Effect of dilutive employee stock options and warrants	95	72	89	75

Denominator for diluted earnings per share – adjusted weighted average shares and assumed exercise	8,897	8,778	8,881	8,771

Earnings per share:
Basic:
Net income allocable to common stockholders	$1.17	$0.76	$2.20	$1.42

Diluted:
Net income allocable to common stockholders	$1.16	$0.76	$2.18	$1.41

Outstanding common stock equivalents having no dilutive effect	548	536	637	536

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of the Company’s investment securities available-for-sale (which include reverse mortgages) and trading securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Available-for-sale securities:
June 30, 2013:
Reverse mortgages	$(422)	$	$	$(422)
State and political subdivisions	60,058	153	(4,368)	55,843
U.S. Government and government sponsored enterprises (“GSE”)	43,688	148	(3)	43,833

Federal National Mortgage Association (“FNMA”) Mortgage-Backed Securities (“MBS”)	380,368	475	(10,187)	370,656
Collateralized Mortgage Obligation (“CMO”) (1)	127,408	2,418	(4,200)	125,626
Federal Home Loan Mortgage Corporation (“FHLMC”) MBS	112,964	47	(3,251)	109,760
Government National Mortgage Association (“GNMA”) MBS	109,608	1,531	(2,727)	108,412

	$833,672	$4,772	$(24,736)	$813,708

December 31, 2012:
Reverse mortgages	$(457)	$—	$—	$(457)
State and political subdivisions	3,120	89	—	3,209
GSE	46,726	266	(2)	46,990
FNMA	396,910	9,588	(243)	406,255
CMO (1)	251,848	7,849	(301)	259,396
FHLMC	58,596	1,171	(117)	59,650
GNMA	129,288	3,221	(54)	132,455

	$886,031	$22,184	$(717)	$907,498

Trading securities
June 30, 2013:
CMO	$12,590	$—	$—	$12,590

December 31, 2012:
CMO	$12,590	$—	$—	$12,590

(1)	Includes agency CMO and SASCO 2002 RM-1 Class O securities classified as available-for-sale

The scheduled maturities of investment securities available-for-sale at June 30, 2013 and December 31, 2012 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
June 30, 2013
Within one year (1)	$15,567	$15,611
After one year but within five years	32,424	32,504
After five years but within ten years	296,558	285,108
After ten years	489,123	480,485

	$833,672	$813,708

December 31, 2012
Within one year (1)	$18,544	$18,658
After one year but within five years	28,855	29,034
After five years but within ten years	321,103	329,580
After ten years	517,529	530,226

	$886,031	$907,498

(1)	Reverse mortgages do not have contractual maturities. We have included reverse mortgages in maturities within one year.

The portfolio of available-for-sale MBS includes 142 securities with an amortized cost of $730.3 million comprised of all GSE securities. All securities were AAA-rated at the time of purchase. All securities were re-evaluated for OTTI at June 30, 2013. The result of this evaluation showed no OTTI for the second quarter of 2013. The weighted average duration of MBS was 5.4 years at June 30, 2013.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At June 30, 2013, investment securities with market values aggregating $436.5 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were no FHLB pledged investment securities at June 30, 2013.

During the first six months of 2013, we sold $220.3 million of investment securities categorized as available-for-sale for net gains of $2.5 million. In the second quarter of 2012, proceeds from the sale of investment securities available-for-sale were $504.2 million and resulted in net gains of $15.4 million. The cost basis of all investment securities sales is based on the specific identification method.

As of June 30, 2013, our investment securities portfolio had remaining unamortized premiums of $25.0 million and $115,000 of unaccreted discounts.

At June 30, 2013, we owned investment securities totaling $690.2 million in which the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $24.7 million at June 30, 2013. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

During the first six months of 2013, we purchased $51.1 million of municipal bonds. The purpose was to improve return and reduce our effective tax rate.

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at June 30, 2013.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
State and political subdivisions	$47,284	$4,368	$—	$—	$47,284	$4,368
U.S Government and agencies	—	—	2,004	3	2,004	3
FNMA	350,249	10,187	—	—	350,249	10,187
CMO	100,807	4,172	2,704	28	103,511	4,200
FHLMC	108,868	3,251	—	—	108,868	3,251
GNMA	78,322	2,727	—	—	78,322	2,727

Total temporarily impaired investments	$685,530	$24,705	$4,708	$31	$690,238	$24,736

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2012.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
State and political subdivisions	$—	$—	$—	$—	$—	$—
U.S Government and agencies	2,008	2	—	—	2,008	2
FNMA	43,696	243	—	—	43,696	243
CMO	40,358	268	1,364	33	41,722	301
FHLMC	13,884	117	—	—	13,884	117
GNMA	10,029	54	—	—	10,029	54

Total temporarily impaired investments	$109,975	$684	$1,364	$33	$111,339	$717

We own $12.6 million par value of SASCO RM-1 2002 class B securities which are classified as trading. We expect to recover all principal and interest due to seasoning of the underlying collateral and the amount of excess collateral. Based on FASB ASC 320, Investments – Debt and Equity Securities (“ASC 320”), when these securities were acquired they were classified as trading because it was our intent to sell them in the near term. We use the guidance under ASC 320 to provide a reasonable estimate of fair value. We estimated the value of these securities based on the pricing of BBB+ securities that have an active market through a technique which estimates the fair value of this asset using the income approach as of June 30, 2013.

We purchased 100% of SASCO 2002-RM1 Class O certificates for $2.5 million. As of June 30, 2013, the market value of these securities was determined to be $6.4 million in accordance with FASB ASC 820-10, Fair Value Measurement (“ASC 820”). These securities have been included in our available-for-sale CMO portfolio since their purchase.

4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance when such losses are realized. We established our loan loss allowance in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102 (“SAB 102”). The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios. The following are included in Allowance for Loan Losses:

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

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and consumer loan pools. Commercial loans are pooled into the following segments: Business Loans (Commercial and Industrial Loans), Commercial Real Estate – Owner-Occupied, Commercial Real Estate – Investor, and Construction Loans. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last thirteen quarters. This was an increase of one quarter over the previous period’s analysis. This adjustment provides a more representative period and accurate estimation of the allowance at the current point in this credit cycle. Loss severity is calculated as the actual loan losses (net of recoveries) on impaired loans in the respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage loans, home equity secured loans, and all other consumer loans. Pooled reserves for retail loans are calculated based solely on the previous thirteen quarter average net loss rate.

Qualitative and environmental adjustment factors are taken into consideration when determining the above reserve estimates or core reserves. These adjustment factors are based upon our evaluation of various current internal and external conditions including:

•	Assessment of current underwriting policies, staff, and portfolio mix

•	Internal trends of delinquency, nonaccrual and criticized loans by segment

•	Assessment of risk rating accuracy, control and regulatory assessments/environment

•	General economic conditions – locally and nationally

•	Market trends impacting collateral values

•	Competitive environment as it could impact loan underwriting and loan portfolio mix

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

The following tables provide the activity of the allowance for loan losses and loan balances for the three and six months ended June 30, 2013 and 2012:

	Commercial	Owner- Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
	(in thousands)
Three Months Ended June 30, 2013
Allowance for loan losses
Beginning balance	$12,768	$6,338	$7,193	$6,785	$3,281	$5,741	$842	$42,948
Charge-offs	(883)	(36)	(24)	(1,321)	(255)	(1,516)	—	(4,035)
Recoveries	401	33	106	70	23	268	—	901
Provision (credit)	681	1,714	(930)	(1,582)	181	1,644	(28)	1,680

Ending balance	$12,967	$8,049	$6,345	$3,952	$3,230	$6,137	$814	$41,494

Six Months Ended June 30, 2013
Allowance for loan losses
Beginning balance	$13,663	$6,108	$8,079	$6,456	$3,124	$5,631	$861	$43,922
Charge-offs	(1,139)	(37)	(1,721)	(1,340)	(695)	(2,810)	—	(7,742)
Recoveries	627	45	109	85	41	496	—	1,403
Provision (credit)	(184)	1,933	(122)	(1,249)	760	2,820	(47)	3,911

Ending balance	$12,967	$8,049	$6,345	$3,952	$3,230	$6,137	$814	$41,494

Period-end allowance allocated to:
Loans individually evaluated for impairment	$2,171	$977	$1,995	$—	$1,006	$12	$—	$6,161
Loans collectively evaluated for impairment	10,796	7,072	4,350	3,952	2,224	6,125	814	35,333

Ending balance	$12,967	$8,049	$6,345	$3,952	$3,230	$6,137	$814	$41,494

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$6,048	$12,681	$10,791	$646	$16,961	$4,925	$—	$52,052 (2)
Loans collectively evaluated for impairment	733,581	755,261	677,442	124,892	216,755	280,314	—	$2,788,245

Ending balance	$739,629	$767,942	$688,233	$125,538	$233,716	$285,239	$—	$2,840,297

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans at June 30, 2013, represents accruing troubled debt restructured loans.

The following table provides the activity of the allowance for loan losses and loan balances for the three and six months ended June 30, 2012:

	Commercial	Owner- Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
	(in thousands)
Three months ended June 30, 2012
Allowance for loan losses
Beginning balance	$11,625	$7,005	$10,530	$8,917	$6,400	$10,253	$1,068	$55,798
Charge-offs	(7,704)	(2,186)	(4,701)	(8,498)	(2,315)	(1,692)	—	(27,096)
Recoveries	797	—	51	300	33	163	—	1,344
Provision (credit)	5,173	(728)	3,738	4,588	2,147	1,617	(152)	16,383

Ending balance	$9,891	$4,091	$9,618	$5,307	$6,265	$10,341	$916	$46,429

Six months ended June 30, 2012
Allowance for loan losses
Beginning balance	$15,067	$9,235	$7,556	$4,074	$6,544	$10,604	$—	$53,080
Charge-offs	(10,035)	(2,688)	(4,891)	(10,004)	(2,639)	(2,921)	—	(33,178)
Recoveries	850	6	364	328	58	293	—	1,899
Provision (credit)	4,009	(2,462)	6,589	10,909	2,302	2,365	916	24,628

Ending balance	$9,891	$4,091	$9,618	$5,307	$6,265	$10,341	$916	$46,429

Period-end allowance allocated to:
Loans individually evaluated for impairment	$629	$10	$309	$139	$882	$45	$—	$2,014
Loans collectively evaluated for impairment	9,262	4,081	9,309	5,168	5,383	10,296	916	44,415

Ending balance	$9,891	$4,091	$9,618	$5,307	$6,265	$10,341	$916	$46,429

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$4,020	$17,980	$5,219	$5,656	$16,083	$4,014	$—	$52,972 (2)
Loans collectively evaluated for impairment	807,981	619,004	613,648	90,520	239,515	280,302	—	2,650,970

Ending balance	$812,001	$636,984	$618,867	$96,176	$255,598	$284,316	$—	$2,703,942

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans at June 30, 2012, represents accruing troubled debt restructured loans.

Nonaccrual and Past Due Loans

The following tables show our nonaccrual and past due loans at the dates indicated:

June 30, 2013 (In Thousands)	30 – 59 Days Past Due and Still Accruing	60 – 89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$257	$—	$—	$257	$733,348	$6,024	$739,629
Owner-Occupied commercial	—	—	—	—	755,261	12,681	767,942
Commercial mortgages	102	—	—	102	677,340	10,791	688,233
Construction	—	—	—	—	124,892	646	125,538
Residential	4,012	937	129	5,078	220,661	7,977	233,716
Consumer	671	29	—	700	281,625	2,914	285,239

Total	$5,042	$966	$129	$6,137	$2,793,127	$41,033	$2,840,297

% of Total Loans	0.18%	0.03%	—%	0.21%	98.34%	1.45%	100%

December 31, 2012 (In Thousands)	30 – 59 Days Past Due and Still Accruing	60 – 89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$1,214	$—	$—	$1,214	$698,416	$4,861	$704,491
Owner-Occupied commercial	1,264	—	—	1,264	755,316	14,001	770,581
Commercial mortgages	—	—	—	—	618,731	12,634	631,365
Construction	269	70	—	339	131,489	1,547	133,375
Residential	5,383	606	786	6,775	226,863	9,989	243,627
Consumer	971	526	—	1,497	282,776	4,728	289,001

Total	$9,101	$1,202	$786	$11,089	$2,713,591	$47,760	$2,772,440

% of Total Loans	0.33%	0.04%	0.03%	0.40%	97.88%	1.72%	100%

Impaired Loans

The following tables provide an analysis of our impaired loans at June 30, 2013 and December 31, 2012:

	Ending	Loans with	Loans with	Related	Contractual	Average
June 30, 2013	Loan	No Specific	Specific	Specific	Principal	Loan
(In Thousands)	Balances	Reserve (1)	Reserve	Reserve	Balances	Balances
Commercial	$6,048	$2,008	$4,040	$2,171	$7,332	$4,700
Owner-Occupied commercial	12,681	5,390	7,291	977	14,828	14,250
Commercial mortgages	10,791	4,740	6,051	1,995	19,401	9,152
Construction	646	646	—	—	16,416	2,337
Residential	16,961	9,231	7,730	1,006	19,357	17,835
Consumer	4,925	4,794	131	12	5,941	5,634

Total	$52,052	$26,809	$25,243	$6,161	$83,275	$53,908

	Ending	Loans with	Loans with	Related	Contractual	Average
December 31, 2012	Loan	No Specific	Specific	Specific	Principal	Loan
(In Thousands)	Balances	Reserve (1)	Reserve	Reserve	Balances	Balances
Commercial	$4,861	$1,598	$3,263	$2,100	$12,060	$4,993
Owner-occupied commercial	14,001	13,827	174	1	18,658	16,856
Commercial mortgages	12,634	5,422	7,212	1,887	22,192	10,233
Construction	1,547	1,172	375	28	17,711	11,239
Residential	18,483	11,053	7,430	919	20,771	16,917
Consumer	6,329	5,635	694	16	7,265	4,514

Total	$57,855	$38,707	$19,148	$4,951	$98,657	$64,752

(1)	Reflects loan balances at their remaining book balance.

Interest income of $235,000 and $473,000 was recognized on impaired loans during the three and six months ended June 30, 2013, respectively.

Credit Quality Indicators

Below is a description of each of our risk ratings for all commercial loans:

Pass. These borrowers presently show no current or potential problems and their loans are considered fully collectible.

Special Mention. Borrowers have potential weaknesses that deserve management’s close attention. Borrowers in this category may be experiencing adverse operating trends, for example, declining revenues or margins, high leverage, tight liquidity, or increasing inventory without increasing sales. These adverse trends can have a potential negative effect on the borrower’s repayment capacity. These assets are not adversely classified and do not expose the Bank to significant risk that would warrant a more severe rating. Borrowers in this category may also be experiencing significant management problems, pending litigation, or other structural credit weaknesses.

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

The following tables provide an analysis of problem loans as of June 30, 2013 and December 31, 2012:

Commercial credit exposure credit risk profile by internally assigned risk rating (dollars in thousands):

	Commercial		Owner-Occupied Commercial		Commercial Mortgages		Construction		Total Commercial
	Jun 30, 2013	Dec. 31, 2012	Jun 30, 2013	Dec. 31, 2012	Jun 30, 2013	Dec. 31, 2012	Jun 30, 2013	Dec. 31, 2012	June 30, 2013		December 31, 2012
									Amount	Percent	Amount	Percent
Risk Rating:
Special mention	$19,413	$14,611	$15,134	$27,398	$304	$29,267	$—	$2,453	$34,851		$73,729
Substandard:
Accrual	63,699	63,074	43,465	44,899	5,111	6,222	3,012	5,755	115,287		119,950
Nonaccrual	1,984	1,598	5,390	13,827	4,740	5,422	646	1,172	12,760		22,019
Doubtful/Nonaccrual	4,040	3,263	7,291	174	6,051	7,212	—	375	17,382		11,024

Total Special Mention, Substandard and Doubtful	89,136	82,546	71,280	86,298	16,206	48,123	3,658	9,755	180,280	8%	226,722	10%
Pass	650,493	621,945	696,662	684,283	672,027	583,242	121,880	123,620	2,141,062	92	2,013,090	90

Total Commercial Loans	$739,629	$704,491	$767,942	$770,581	$688,233	$631,365	$125,538	$133,375	$2,321,342	100%	$2,239,812	100%

Consumer credit exposure credit risk profile based on payment activity (dollars in thousands):

	Residential		Consumer		Total Residential and Consumer
	Jun 30, 2013	Dec.31, 2012	Jun 30, 2013	Dec. 31, 2012	June 30, 2013		December 31, 2012
					Amount	Percent	Amount	Percent

Nonperforming (1)	$16,961	$18,483	$4,925	$6,329	$21,886	4%	$24,812	5%
Performing	216,755	225,144	280,314	282,672	497,069	96	507,816	95

Total	$233,716	$243,627	$285,239	$289,001	$518,955	100%	$532,628	100%

(1)	Includes $11.0 million as of June 30, 2013 and $10.1 million as of December 31, 2012 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with modified terms and are accruing interest.

Troubled Debt Restructurings (TDR)

The balance of TDRs at June 30, 2013 and December 31, 2012 was $22.2 million and $22.0 million, respectively. The balance at June 30, 2013 included approximately $11.2 million in nonaccrual status and $11.0 million in accrual status compared to $11.9 million in nonaccrual status and $10.1 million in accrual status at December 31, 2012. Approximately $1.0 million and $936,000 in related reserves have been established for these loans at June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013, the terms of sixteen loans were modified in TDRs, four of which were commercial loans that had already been placed on nonaccrual. The remaining loans represented residential and consumer loans. Our concessions on restructured loans consisted mainly of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven by us when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months.

The following table presents loans identified as TDRs during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In Thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Commercial	$24	$—	$24	$9,276
Commercial mortgages	826	—	1,061	—
Construction	—	—	—	378
Residential	173	827	599	1,278
Consumer	44	—	717	—

Total	$1,067	$827	$2,401	$10,932

The TDRs described in the table increased the allowance for loan losses by $28,000 through allocation of a related reserve, and resulted in charge-offs of $363,000 during the six months ended June 30, 2013, compared to increased reserves of $130,000 and charge-offs of $5.3 million for the same period of 2012.

There was one residential TDR in the amount of $130,000, which defaulted (defined as past due 90 days) during the three and six months ended June 30, 2013, that was restructured within the last twelve months prior to June 30, 2013.

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

There were no unrecognized tax benefits as of June 30, 2013 and December 31, 2012. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2009 through 2012 tax years are subject to examination as of June 30, 2013. Our 2010 federal tax return is currently being audited by the Internal Revenue Service. No state income tax return examinations are currently in process.

6. SEGMENT INFORMATION

In accordance with FASB ASC 280, Segment Reporting (“ASC 280”) (Formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in three segments. There is one segment for each of WSFS Bank, Cash Connect (the ATM division of WSFS Bank), and Trust and Wealth Management.

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

The Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Investment Group, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with over $604 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $16.5 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana and WSFS Investment Group to deliver investment management and fiduciary products and services.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three and six months ended June 30, 2013 and 2012 follows:

For the three months ended June 30, 2013

Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$33,961	$—	$1,921	$35,882
Noninterest income	9,333	6,025	4,181	19,539

Total external customer revenues	43,294	6,025	6,102	55,421

Inter-segment revenues:
Interest income	914	—	1,368	2,282
Noninterest income	1,701	223	28	1,952

Total inter-segment revenues	2,615	223	1,396	4,234

Total revenue	45,909	6,248	7,498	59,655

External customer expenses:
Interest expense	3,693	—	133	3,826
Noninterest expenses	26,731	3,167	3,254	33,152
Provision for loan loss	1,535	—	145	1,680

Total external customer expenses	31,959	3,167	3,532	38,658

Inter-segment expenses
Interest expense	1,368	405	509	2,282
Noninterest expenses	251	538	1,163	1,952

Total inter-segment expenses	1,619	943	1,672	4,234

Total expenses	33,578	4,110	5,204	42,892

Income before taxes	$12,331	$2,138	$2,294	$16,763
Provision for income taxes				5,855

Consolidated net income				$10,908

Capital expenditures	$272	$277	$—	$549

As of June 30, 2013

Statement of Condition

Cash and cash equivalents	$59,041	$475,745	$2,736	$537,522
Other segment assets	3,682,809	2,003	186,389	3,871,201

Total segment assets	$3,741,850	$477,748	$189,125	$4,408,723

For the three months ended June 30, 2012

Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$35,688	$—	$2,075	$37,763
Noninterest income	20,969	4,473	3,550	28,992

Total external customer revenues	56,657	4,473	5,625	66,755

Inter-segment revenues:
Interest income	1,048	—	1,479	2,527
Noninterest income	2,178	248	—	2,426

Total inter-segment revenues	3,226	248	1,479	4,953

Total revenue	59,883	4,721	7,104	71,708

External customer expenses:
Interest expense	5,478	—	207	5,685
Noninterest expenses	27,583	2,543	2,891	33,017
Provision for loan loss	15,494	—	889	16,383

Total external customer expenses	48,555	2,543	3,987	55,085

Inter-segment expenses
Interest expense	1,479	336	712	2,527
Noninterest expenses	248	601	1,577	2,426

Total inter-segment expenses	1,727	937	2,289	4,953

Total expenses	50,282	3,480	6,276	60,038

Income (loss) before taxes	$9,601	$1,241	$828	$11,670
Provision for income taxes				4,340

Consolidated net income				$7,330

Capital expenditures	$2,208	$—	$3	$2,211

As of December 31, 2012

Statement of Condition

Cash and cash equivalents	$68,419	$430,382	$2,086	$500,887
Other segment assets	3,683,073	1,605	189,583	3,874,261

Total segment assets	$3,751,492	$431,987	$191,669	$4,375,148

For the six months ended June 30, 2013

Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$67,561	$—	$3,912	$71,473
Noninterest income	18,560	11,052	8,001	37,613

Total external customer revenues	86,121	11,052	11,913	109,086

Inter-segment revenues:
Interest income	1,817	—	2,799	4,616
Noninterest income	3,351	423	54	3,828

Total inter-segment revenues	5,168	423	2,853	8,444

Total revenue	91,289	11,475	14,766	117,530

External customer expenses:
Interest expense	7,533	—	304	7,837
Noninterest expenses	53,161	6,159	6,202	65,522
Provision for loan loss	3,781	—	130	3,911

Total external customer expenses	64,475	6,159	6,636	77,270

Inter-segment expenses
Interest expense	2,799	776	1,041	4,616
Noninterest expenses	477	1,088	2,263	3,828

Total inter-segment expenses	3,276	1,864	3,304	8,444

Total expenses	67,751	8,023	9,940	85,714

Income (loss) before taxes	$23,538	$3,452	$4,826	$31,816
Provision for income taxes				11,168

Consolidated net income				$20,648

Capital expenditures	$1,045	$460	$—	$1,505

As of June 30, 2013

Statement of Condition

Cash and cash equivalents	$59,041	$475,745	$2,736	$537,522
Other segment assets	3,682,809	2,003	186,389	3,871,201

Total segment assets	$3,741,850	$477,748	$189,125	$4,408,723

For the six months ended June 30, 2012

Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$72,724	$—	$4,262	$76,986
Noninterest income	30,498	8,546	6,706	45,750

Total external customer revenues	103,222	8,546	10,968	122,736

Inter-segment revenues:
Interest income	2,156	—	2,986	5,142
Noninterest income	4,247	421	—	4,668

Total inter-segment revenues	6,403	421	2,986	9,810

Total revenue	109,625	8,967	13,954	132,546

External customer expenses:
Interest expense	11,953	—	425	12,378
Noninterest expenses	53,967	4,515	5,524	64,006
Provision for loan loss	23,790	—	838	24,628

Total external customer expenses	89,710	4,515	6,787	101,012

Inter-segment expenses
Interest expense	2,986	670	1,486	5,142
Noninterest expenses	421	1,126	3,121	4,668

Total inter-segment expenses	3,407	1,796	4,607	9,810

Total expenses	93,117	6,311	11,394	110,822

Income (loss) before taxes	$16,508	$2,656	$2,560	$21,724
Provision for income taxes				7,950

Consolidated net income				$13,774

Capital expenditures	$4,114	$10	$20	$4,144

As of December 31 ,2012

Statement of Condition

Cash and cash equivalents	$68,419	$430,382	$2,086	$500,887
Other segment assets	3,683,073	1,605	189,583	3,874,261

Total segment assets	$3,751,492	$431,987	$191,669	$4,375,148

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

The table below presents the balances of assets measured at fair value as of June 30, 2013 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$119,249	$6,377	$125,626
FNMA	—	370,654	—	370,654
FHLMC	—	109,761	—	109,761
GNMA	—	108,412	—	108,412
U.S. Government and agencies	—	43,833	—	43,833
State and political subdivisions	—	55,844	—	55,844
Reverse mortgages	—	—	(422)	(422)
Trading Securities	—	—	12,590	12,590

Total assets measured at fair value on a recurring basis	$—	$807,753	$18,545	$826,298

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$—	$7,109	$7,109
Impaired loans			45,890	45,890

Total assets measured at fair value on a nonrecurring basis	$—	$—	$52,999	$52,999

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

Available- for-sale securities. As of June 30, 2013, securities classified as available for sale are reported at fair value using both Level 2 and Level 3 inputs. Included in the Level 2 total are approximately $43.8 million in Federal Agency debentures, $708.1 million in Federal Agency MBS, and $55.8 million in municipal bonds. Agency and MBS securities are predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. Included in the Level 3 total is a small equity tranche of a reverse mortgage security purchased on July 15, 2011. This security is Level 3 because there is no active market for this security and no observable inputs that reflect quoted prices for identical assets in active markets (Level 1) or inputs other than quoted prices that are observable for the asset through corroboration with observable market data (Level 2). In order to establish the fair value for a Level 3 asset a “mark-to-model” has been developed using the income approach described in ASC 820-10-35-32 and is similar to the methodology used to value our trading securities described below.

Trading securities. The amount included in the trading securities category represents the fair value of a BBB-rated tranche of a reverse mortgage security. There has never been an active market for these securities. As such, we classify these trading securities as Level 3 under ASC 820-10. As prescribed by ASC 820-10 management used various observable and unobservable inputs to develop a range of likely fair value prices where this security would be exchanged in an orderly transaction between market participants at the measurement date. The unobservable inputs reflect management’s assumptions about the assumptions that market participants would use in pricing this asset. Included in these inputs were the median of a selection of other BBB-rated securities as well as quoted market prices from higher rated tranches of this asset class. The unobservable inputs consist of prepayments, house price appreciation and interest rates. Management has completed a sensitivity analysis at June 30, 2013, which showed any increase or decrease in these inputs would not have a significant impact on the fair value of these assets. As a result, the value assigned to this security is determined primarily through a discounted cash flow analysis. All of these assumptions require a significant degree of management judgment.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Trading Securities	Reverse Mortgages	Available- for-sale Securities	Total
(In Thousands)
Balance at December 31, 2011	$12,432	$(646)	3,936	$15,722
Total net income (losses) for the period included in net income	33	9	—	42
Purchases, sales, issuances, and settlements, net	—	180	—	180
Mark-to-market adjustment	125	—	3,160	3,285

Balance at December 31, 2012	$12,590	$(457)	7,096	$19,229
Total net income (losses) for the period included in net income	—	214	520	734
Purchases, sales, issuances, and settlements, net	—	(179)	—	(179)
Mark-to-market adjustment	—	—	(1,239)	(1,239)

Balance at June 30, 2013	$12,590	$(422)	$6,377	$18,545

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net amount of $45.9 million and $52.9 million at June 30, 2013 and December 31, 2012, respectively. The valuation allowance on impaired loans was $6.2 million as of June 30, 2013 and $5.0 million as of December 31, 2012.

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

Investments and Mortgage-Backed Securities: Since quoted market prices are not available, fair value is estimated using quoted prices for similar securities, which we obtain from a third party vendor. We utilize one of the largest providers of securities pricing to the industry and management periodically assesses the inputs used by this vendor to price the various types of securities owned by us to validate the vendor’s methodology. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional discussion of our mortgage-backed securities-trading or our internally developed models, see “Fair Value of Financial Assets” in Note 7 to the Consolidated Financial Statements.

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

The book value and estimated fair value of our financial instruments are as follows:

	Fair Value Measurement	June 30, 2013		December 31, 2012
		Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	Level 1	$537,522	$537,522	$500,887	$500,887
Investment securities	See previous table	826,298	826,298	920,088	920,088
Loans held for sale	Level 3	14,698	14,698	12,758	12,758
Loans, net	Level 3	2,794,066	2,792,469	2,723,916	2,746,001
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	39,332	39,322	31,165	31,165
Accrued interest receivable	Level 2	10,307	10,307	9,652	9,652

Financial liabilities:
Deposits	Level 2	3,054,472	2,883,634	3,274,963	3,174,907
Borrowed funds	Level 2	920,831	921,167	637,266	638,375
Standby letters of credit	Level 3	158	158	224	224
Accrued interest payable	Level 2	2,672	2,672	1,099	1,099

8. INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales. Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire not to hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 15 to 30 year loans in the secondary market to GSEs such as FHLMC or to wholesale lenders. Loans held-for-sale are carried at the lower cost or market value of the aggregate, or in some cases, individual loans. Gains and losses on sales of loans are recognized at the time of the sale. We sometimes retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. Otherwise, we sell loans with servicing released on a nonrecourse basis.

We generally do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances first payment defaults by borrowers. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. These indemnifications may require our repurchase of the loans. Repurchases and losses are rare, and no provision is made for the losses at the time of sale. There were no such repurchases for the three and six months ended June 30, 2013 and 2012.

Swap Guarantees. We entered into agreements with four unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. By the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions like us to provide access to interest rate swap transactions for our customers without creating the swap ourselves.

At June 30, 2013 there were 97 variable-rate swap transactions between third party financial institutions and our customers, compared to 95 at, December 31, 2012. The initial notional amount aggregated approximately $374.9 million at June 30, 2013 compared with $381.7 million at December 31, 2012. At June 30, 2013 maturities ranged from approximately one month to 12 years. The aggregate market value of these swaps to the customers was a liability of $22.2 million at June 30, 2013 and $35.5 million at December 31, 2012.

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

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
(In Thousands)
Service cost	$86	$72	$172	$144
Interest cost	44	43	88	87
Amortization of transition obligation	—	15	—	30
Net loss recognition	20	17	40	34

Net periodic benefit cost	$150	$147	$300	$295

10. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes unrealized gain and losses on available-for-sale investments, unrealized gains and losses on interest-only strips, and unrecognized prior service costs on BOLI. Changes to other accumulated other comprehensive income are presented net of tax effect as a component of equity. Reclassification out of accumulated other comprehensive is recorded on the statement of operations either as a gain or loss.

Changes to accumulated other comprehensive income by components are shown in the following tables for the period indicated:

(in thousands)	Net unrealized gains on investment securities available for sale	Net unrealized losses on defined benefit pension plan	Total
Balance, March 31, 2013	$7,569	$(472)	$7,097
Other comprehensive loss before reclassifications	(19,316)	—	(19,316)
Less: Amounts reclassified from accumulated other comprehensive loss	(562)	—	(562)

Net current-period other comprehensive loss	(19,878)	—	(19,878)

Balance, June 30, 2013	$(12,309)	$(472)	$(12,781)

Balance, March 31, 2012	$10,728	$(472)	$10,256
Other comprehensive income before reclassifications	7,291	—	7,291
Less: Amounts reclassified from accumulated other comprehensive loss	(8,252)	—	(8,252)

Net current-period other comprehensive loss	(961)	—	(961)

Balance, June 30, 2012	$9,767	$(472)	$9,295

(in thousands)	Net unrealized gains on investment securities available for sale	Net unrealized losses on defined benefit pension plan	Total
Balance, December 31, 2012	$13,415	$(472)	$12,943
Other comprehensive loss before reclassifications	(24,143)	—	(24,143)
Less: Amounts reclassified from accumulated other comprehensive loss	(1,581)	—	(1,581)

Net current-period other comprehensive loss	(25,724)	—	(25,724)

Balance, June 30, 2013	$(12,309)	$(472)	$(12,781)

(in thousands)
Balance, December 31, 2011	$11,674	$(472)	$11,202
Other comprehensive income before reclassifications	7,608	—	7,608
Less: Amounts reclassified from accumulated other comprehensive loss	(9,515)	—	(9,515)

Net current-period other comprehensive loss	(1,907)	—	(1,907)

Balance, June 30, 2012	$9,767	$(472)	$9,295

The statement of operations impacted by components of other comprehensive income are presented in the table below.

	Three Months Ended June 30,		Affected line item in Statements of Operations
(in thousands)	2013	2012
Securities available for sale:
Realized gains on securities transactions	$906	$13,310	Securities gains, net
Income taxes	(344)	(5,058)	Income tax provision

Net of tax	$562	$8,252

	Six Months Ended June 30,		Affected line item in Statements of Operations
	2013	2012
Securities available for sale:
Realized gains on securities transactions	$2,550	$15,346	Securities gains, net
Income taxes	(969)	(5,831)	Income tax provision

Net of tax	$1,581	$9,515

11. GOODWILL AND INTANGIBLES

Our goodwill and other intangible assets were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 Intangibles – Goodwill and Other.

At December 31, 2012, we completed the Step One test of the analysis to determine potential goodwill impairment of the WSFS Bank and Trust and Wealth Management reporting units. The valuation incorporated a market-based analysis and indicated the fair values of our WSFS Bank and Trust and Wealth Management reporting units were above their carrying amounts. Therefore, in accordance with FASB ASC 350-20-35-6, the Step Two analysis was not required at that time. During the six months ended June 30, 2013 we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.

FASB ASC 350, also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In Thousands)
June 30, 2013
Core deposits	$4,370	$(2,312)	$2,058
Other	4,705	(1,793)	2,912

Total other intangible assets	$9,075	$(4,105)	$4,970

December 31, 2012
Core deposits	$4,370	$(2,020)	$2,350
Other	4,464	(1,640)	2,824

Total other intangible assets	$8,834	$(3,660)	$5,174

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. During the six months ended June 30, 2013, we recognized amortization expense on other intangible assets of $408,000.

The following presents the estimated amortization expense of intangibles:

(In Thousands)	Amortization of Intangibles
Remaining in 2013	$441
2014	809
2015	777
2016	531
2017	398
Thereafter	2,014

Total	$4,970

12. LEGAL PROCEEDINGS

On July 15, 2013, a complaint was filed against WSFS Bank and certain executives alleging that the Bank acted improperly in issuing, amending and/or collecting approximately $18.0 million in outstanding loans. Bennett v. Wilmington Savings Fund Society, FSB, Case No. 2013-08738, Court of Common Pleas, Montgomery County, Pennsylvania. WSFS Bank previously sued the borrowers and guarantors seeking repayment of such loans, which together with a related receivership action, is currently pending. In this new action, plaintiffs apparently seek, among other things, to avoid repayment of the loans and to obtain other unspecified damages. WSFS Bank believes the complaint is without merit and is vigorously defending against the action.

There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such other proceedings will have a material effect on the Consolidated Financial Statements

13. SUBSEQUENT EVENTS

On July 31, 2013, WSFS Bank successfully completed the purchase of Array Financial Group, Inc., a mortgage banking company, and a related entity, Arrow Land Transfer Company, an abstract and title company by means of an asset purchase transaction for the purchase price of $8.0 million, $4.0 million of which will be earned through a five-year earn out based on achieved earnings contribution targets.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB, or WSFS Bank, one of the ten oldest banks continuously operating under the same name in the United States. As a federal savings bank, which was formerly chartered as a state mutual savings bank, we enjoy broader fiduciary powers than most other types of financial institutions. A fixture in the community, WSFS Bank has been in operation for more than 181 years. In addition to its focus on stellar customer service, WSFS Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution that has grown to become the largest thrift holding company in the State of Delaware, one of the top commercial lenders in the state and the third largest bank in terms of Delaware deposits. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Service growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

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

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $525 million in vault cash in over 14,500 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 450 ATMs for WSFS Bank, which has, by far, the largest branded ATM network in Delaware.

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

The Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Investment Group, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with over $600 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $16.5 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana and WSFS Investment Group to deliver investment management and fiduciary products and services.

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc, or Montchanin. We also have one unconsolidated affiliate, WSFS Capital Trust III, or the trust. WSFS Bank has two fully-owned subsidiaries, WSFS Investment Group, Inc. and Monarch Entity Services LLC, or Monarch, and Montchanin has one fully-owned subsidiary, Cypress.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and the exhibits hereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to our financial goals, management’s plans and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, those related to the economic environment, particularly in the market areas in which we operate, including an increase in unemployment levels; our level of nonperforming assets; the volatility of the financial and securities markets, including changes with respect to the market value of financial assets; changes in market interest rates which may increase funding costs and reduce earning asset yields thus reducing margin; increases in benchmark rates would also increase debt service requirements for customers whose terms include a variable interest rate, which may negatively impact the ability of borrowers to pay as contractually obligated; changes in government regulation affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations being issued in accordance with this statute and potential expenses and elevated capital levels associated therewith; possible additional loan losses and impairment of the collectability of loans; possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations, may have an adverse effect on business; possible rules and regulations issued by the Consumer Financial Protection Bureau or other regulators which might adversely impact our business model or products and services; possible stresses in the real estate markets, including possible continued deterioration in property values that affect the collateral value underlying our real estate loans; our ability to expand into new markets, develop competitive new products and services in a timely manner, and to maintain profit margins in the face of competitive pressures; possible changes in consumer and business spending and saving habits could affect our ability to increase assets and to attract deposits; our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, reputational risk, and regulatory and compliance risk; the effects of increased competition from both banks and non-banks; the effects of geopolitical instability and risks such as terrorist attacks; the effects of weather and natural disasters such as floods, droughts, wind, tornados and hurricanes, and the effects of man-made disasters; possible changes in the speed of loan prepayments by our customers and loan origination or sales volumes; possible acceleration of prepayments of mortgage-backed securities (“MBS”) due to low interest rates, and the related acceleration of premium amortization on prepayments on MBS due to low interest rates; and the costs associated with resolving any problem loans, litigation and other risks and uncertainties. Such risks and uncertainties are discussed herein, including under the heading “Risk Factors,” and in our Form 10-K for the year ended December 31, 2012 and other documents filed by us with the Securities and Exchange Commission (“SEC”) from time to time. Forward looking statements are as of the date they are made, and we do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us.

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. No valuation allowance was required as of June 30, 2013.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $33.6 million or 0.77% to $4.4 billion during the six months ended June 30, 2013. Included in this increase was a $72.1 million, or 2.63% increase in net loans, a $49.5 million, increase in investment securities (muni bond strategy) and an increase of $37.0 million in cash and cash equivalents during the six months ended June 30, 2013. Partially offsetting these increases was a $135.5 million decrease in MBS.

Total liabilities increased $59.7 million during the six months ended June 30, 2013 to $4.0 billion. This increase was primarily the result of increased Federal Home Loan Bank advances of $287.5 million, or 76.4%. In addition, other borrowed funds increased by $7.1 million during the period. Partially offsetting these increases was an $11.0 million decrease in federal funds purchased and securities sold under agreements to repurchase and a $220.5 million decrease in total deposits, mainly due to the expected decline in time and temporary trust deposits during the period.

Capital Resources

Stockholders’ equity decreased $26.1 million between December 31, 2012 and June 30, 2013. This decrease was mainly due to decrease of $25.7 million in the value of our available-for-sale securities portfolio, the $20.0 million redemption of preferred stock (formerly TARP) and the payment of dividends on our common stock and preferred stock of $3.6 million during the six months ended June 30, 2013. Partially offsetting this decrease was net income of $20.6 million during the six months ended June 30, 2013.

Tangible common book value per share of common stock (a non-GAAP financial measure) was $37.35 at June 30, 2013, a decrease of $0.86, or 2% from $38.21 reported at December 31, 2012. Book value per share of common stock was $44.80 at June 30, 2013, a decrease of $3.19 from $47.99 reported at December 31, 2012.

Below is a table comparing WSFS Bank’s consolidated capital position to the minimum regulatory requirements as of June 30, 2013:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	% of Assets	Amount	% of Assets	Amount	% of Assets
Total Capital (to Risk-Weighted Assets)	$479,219	14.29%	$268,348	8.00%	$335,435	10.00%
Core Capital (to Adjusted Total Assets)	437,280	10.01	174,663	4.00	218,329	5.00
Tangible Capital (to Tangible Assets)	437,280	10.01	65,499	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	437,280	13.04	134,174	4.00	201,261	6.00

Under guidelines issued by banking regulators, savings institutions such as WSFS Bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements.

At June 30, 2013, WSFS Bank was in compliance with regulatory capital requirements and was considered a “well-capitalized” institution. WSFS Bank’s core capital ratio of 10.01%, Tier 1 capital ratio of 13.04% and total risk based capital ratio of 14.29%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $50.4 million in cash to support dividends, acquisitions, strategic growth plans.

Liquidity

We manage our liquidity and funding needs through our Treasury function and our Asset/Liability Committee. We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. Also, liquidity risk management is a primary area of examination by the banking regulators.

We have ready access to several sources to fund growth and meet its liquidity needs. Among these are: net income, retail deposit programs, loan repayments, borrowing from the FHLB, repurchase agreements, access to the Federal Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration MBS and government sponsored enterprises (“GSE”) notes that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. We believe these sources are sufficient to maintain required and prudent levels of liquidity.

During the six months ended June 30, 2013, cash and cash equivalents increased $36.6 million to $537.5 million. This increase was primarily a result of the following: $287.5 million increase in cash due to the increase in securities sold under agreement to repurchase; $44.4 million from the repayments of MBS available-for-sale; and $31.7 million increase in cash provided by operations. Offsetting these increases in cash were: $215.1 million decrease in demand, savings and time deposits; $82.1 million increase in net loans; $20.0 million from repurchase of preferred stock; and $11.0 million from the net repayments of FHLB Advances.

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

	June 30, 2013	December 31, 2012
	(In Thousands)
Nonaccruing loans:
Commercial	$6,024	$4,861
Owner-occupied commercial	12,681	14,001
Consumer	2,914	4,728
Commercial mortgage	10,791	12,634
Residential mortgage	7,977	9,989
Construction	646	1,547

Total nonaccruing loans	41,033	47,760
Assets acquired through foreclosure	7,109	4,622
Troubled debt restructuring (accruing)	11,019	10,093

Total nonperforming assets	$59,161	$62,475

Past due loans (1):
Residential mortgages	129	786

Total past due loans	$129	$786

Ratios:
Allowance for loan losses to total loans (2)	1.46%	1.58%
Nonperforming assets to total assets	1.34	1.43
Nonaccruing loans to total loans (2)	1.45	1.73
Loan loss allowance to nonaccruing loans	101.12	91.96
Loan loss allowance to total nonperforming assets	70.14	70.30

(1)	Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(2)	Total loans exclude loans held for sale.

Nonperforming assets decreased $3.3 million between December 31, 2012 and June 30, 2013. As a result, non-performing assets as a percentage of total assets decreased from 1.43% at December 31, 2012 to 1.34% at June 30, 2013. Nonperforming loans improved from 1.73% of total loans to 1.45% as new migration continues to be outpaced by charge-offs, pay downs and assets being moved to Other Real Estate Owned (OREO). OREO increased by $2.5 million net since December.

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the six months ended June 30, 2013	For the year ended December 31, 2012
	(In Thousands)
Beginning balance	$62,475	$91,675
Additions	16,431	73,170
Collections	(11,554)	(46,514)
Collections from loan dispositions	—	(14,305)
Transfers to accrual	(830)	(552)
Charge-offs / write-downs, net	(7,361)	(40,999)

Ending balance	$59,161	$62,475

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

INTEREST SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges established by the Board of Directors. At June 30, 2013, interest-earning liabilities exceeded interest-bearing assets that mature or reprice within one year (interest-sensitive gap) by $51.6 million. Our interest-sensitive liabilities as a percentage of interest-sensitive assets within the one-year window decreased from 98.09% at December 31, 2012 to 97.84% at June 30, 2013. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -1.17% at June 30, 2013 from -1.02% at December 31, 2012. While our success in originating commercial real estate loans increased the amount of fixed rate assets during the period, the low level of sensitivity reflects management’s continuing efforts to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure, required to be performed by federal regulation, measures the impact of an immediate change in interest rates in 100 basis point increments on the economic value of equity ratio. The economic value of equity ratio is defined as the economic value of the estimated cash flows from assets and liabilities as a percentage of economic value of cash flows from total assets. The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at June 30, 2013 and December 31, 2012:

		June 30, 2013		December 31, 2012
% Change in Interest Rate (Basis Points)		% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300		3%	12.69%	4%	12.49%
+200		1%	12.82%	1%	12.62%
+100		–2%	12.72%	–3%	12.54%
—		0%	12.78%	0%	12.31%
–100		–1%	12.21%	1%	11.56%
–200	(3)	NMF	NMF	NMF	NMF
–300	(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at June 30, 2013 given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

Results of Operations

We recorded net income of $10.9 million for the quarter ended June 30, 2013, a 49% increase over $7.3 million for the quarter ended June 30, 2012. Income allocable to common stockholders (after preferred stock dividends) was $10.3 million, or $1.16 per diluted share of common stock, for the quarter ended June 30, 2013, compared to income allocable to common stockholders of $6.6 million, or $0.76 per diluted share of common stock, for the quarter ended June 30, 2012 (a 53% increase in diluted earnings per share, or EPS). Mortgage banking activities net, investment management and fiduciary revenue and credit/debit card and ATM fees all increased during the second quarter of 2013 reflecting fundamental improvement in all major lines of business. Noninterest expenses for the second quarter of 2013 totaled $33.1 million compared to $33.0 million for the second quarter of 2012. The increase of $135,000, or less than 1%, was mainly due to a change in the method of billing by Cash Connect, and increased salaries, benefits, and other compensation due to our improved performance, offset by a decrease in loan workout and OREO costs.

Net income for the first six months of 2013 was $20.6 million as compared to $13.8 million for the first six months of 2012. Net income allocable to common stockholders was $19.3 million, or $2.18 per diluted share of common stock, compared to net income allocable to common stockholders of $12.4 million, or $1.41 per diluted share of common stock, for the six months ended June 30, 2012, a 55% increase. Consistent with the quarterly results, the first six months of 2013 were impacted by our improved performance across all major lines of business and decreased loan workout and OREO costs.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$793,173	$9,340	4.71%	$731,719	$8,984	4.91%
Residential real estate loans	252,777	2,550	4.04	274,415	3,033	4.42
Commercial loans	1,505,390	16,892	4.48	1,475,799	17,266	4.68
Consumer loans	285,548	3,326	4.67	284,190	3,382	4.79
Loans held for sale (7)	—	—	—	20,038	122	2.44

Total loans	2,836,888	32,108	4.55	2,786,161	32,787	4.74
Mortgage-backed securities (4) (6)	738,351	3,470	1.88	795,600	4,891	2.46
Investment securities (4) (5) (6)	83,530	282	1.87	49,752	76	0.72
Other interest-earning assets	35,157	22	0.25	33,171	9	0.11

Total interest-earning assets	3,693,926	35,882	3.91	3,664,684	37,763	4.15

Allowance for loan losses	(43,470)			(46,862)
Cash and due from banks	78,747			133,533
Cash in non-owned ATMs	435,150			367,544
Bank-owned life insurance	62,971			63,624
Other noninterest-earning assets	118,174			123,572

Total assets	$4,345,498			$4,306,095

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$543,544	$128	0.09%	$401,643	$44	0.04%
Money market	778,705	259	0.13	736,161	407	0.22
Savings	396,009	50	0.05	393,096	104	0.11
Customer time deposits	540,952	1,229	0.91	736,989	2,538	1.39

Total interest-bearing customer deposits	2,259,210	1,666	0.30	2,267,889	3,093	0.55
Brokered certificates of deposit	183,163	155	0.34	295,347	307	0.42

Total interest-bearing deposits	2,442,373	1,821	0.30	2,563,236	3,400	0.53
FHLB of Pittsburgh advances	554,455	451	0.32	479,375	1,645	1.36
Trust preferred borrowings	67,011	337	1.99	67,011	370	2.18
Senior Debt	55,000	944	6.86	—	—	—
Other borrowed funds	141,063	273	0.77	143,151	270	0.76

Total interest-bearing liabilities	3,259,902	3,826	0.47	3,252,773	5,685	0.70

Noninterest-bearing demand deposits	633,467			613,778
Other noninterest-bearing liabilities	27,984			34,437
Stockholders’ equity	424,145			405,107

Total liabilities and stockholders’ equity	$4,345,498			$4,306,095

Excess of interest-earning assets over interest-bearing liabilities	$434,024			$411,911

Net interest and dividend income		$32,056			$32,078

Interest rate spread			3.44%			3.45%

Net interest margin			3.50%			3.53%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.
(6)	Average Balances and related yield are calculated using the fair value of available-for-sale securities.
(7)	Includes loans held for sale in conjunction with asset disposition strategies.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$777,428	$18,266	4.70%	$735,439	$17,915	4.87%
Residential real estate loans	256,533	5,176	4.04	276,948	6,232	4.50
Commercial loans	1,497,242	33,443	4.47	1,471,923	35,041	4.78
Consumer loans	284,866	6,675	4.73	286,710	6,872	4.82
Loans held for sale (7)	—	—	—	10,019	122	2.44

Total loans	2,816,069	63,560	4.51	2,781,039	66,182	4.79
Mortgage-backed securities (4) (6)	761,663	7,199	1.89	810,844	10,609	2.62
Investment securities (4) (5) (6)	69,650	667	2.31	48,514	177	0.84
Other interest-earning assets	33,333	47	0.28	34,229	18	0.11

Total interest-earning assets	3,680,715	71,473	3.90	3,674,626	76,986	4.22

Allowance for loan losses	(43,977)			(50,319)
Cash and due from banks	77,562			101,579
Cash in non-owned ATMs	420,069			363,890
Bank-owned life insurance	62,951			63,541
Other noninterest-earning assets	117,756			125,705

Total assets	$4,315,076			$4,279,022

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$534,324	$248	0.09%	$390,479	$104	0.05%
Money market	780,279	594	0.15	752,414	927	0.25
Savings	396,295	110	0.06	388,195	278	0.14
Customer time deposits	564,630	2,570	0.92	750,395	5,521	1.48

Total interest-bearing customer deposits	2,275,528	3,522	0.31	2,281,483	6,830	0.60
Brokered certificates of deposit	180,470	318	0.36	283,081	585	0.42

Total interest-bearing deposits	2,455,998	3,840	0.32	2,564,564	7,415	0.58
FHLB of Pittsburgh advances	515,287	894	0.35	504,947	3,582	1.40
Trust preferred borrowings	67,011	666	1.98	67,011	745	2.20
Senior Debt	55,000	1,887	6.86	—	—
Other borrowed funds	146,112	550	0.75	139,815	636	0.91

Total interest-bearing liabilities	3,239,408	7,837	0.48	3,276,337	12,378	0.76

Noninterest-bearing demand deposits	622,269			566,911
Other noninterest-bearing liabilities	29,283			34,003
Stockholders’ equity	424,116			401,771

Total liabilities and stockholders’ equity	$4,315,076			$4,279,022

Excess of interest-earning assets over interest-bearing liabilities	$441,307			$398,289

Net interest income		$63,636			$64,608

Interest rate spread			3.42%			3.46%

Net interest margin			3.48%			3.54%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.
(6)	Average Balances and related yield are calculated using fair value of available-for-sale securities.
(7)	Includes loans held for sale in conjunction with asset disposition strategies.

The net interest margin for the second quarter of 2013 was 3.50%, a three basis point decrease when compared to 3.53% for the second quarter of 2012. The decrease in margin from the second quarter of 2012 was largely due to the combined impact of $55.0 million of Senior Notes issued in August 2012 to provide liquidity and capital options at the holding company, and year-over-year reduced yields on the MBS portfolio. Partially offsetting the unfavorable variance was an improved balance sheet mix including prepayment of higher FHLB borrowings and the reduction of higher-cost certificates of deposit, or CDs.

Net interest margin for the six months ended June 30, 2013 was 3.48% compared to the 3.54% for the same period in 2012. Similar to the quarterly discussion above, interest expenses increased due to the issuance of $55 million of Senior Notes in August 2012 to provide liquidity and capital options at the holding company level, and a decline in our MBS portfolio. Partially offsetting these unfavorable variances was an improved balance sheet mix including prepayment of higher FHLB borrowings and the intentional run-off of higher costing CDs.

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance when such losses are realized. We established our loan loss allowance in accordance with guidance provided in SEC Staff Accounting Bulletin 102, or SAB 102. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios. For additional information regarding the allowance for loan losses, see Note 4 to the Consolidated Financial Statements.

The allowance for loan losses of $41.5 million at June 30, 2013 decreased $2.4 million from $43.9 million at December 31, 2012. In addition, the ratio of allowance to loan losses to total gross loans was 1.46% at June 30, 2013, compared to 1.58% at December 31, 2012. These decreases reflect that overall credit quality continued to improve over 2012 results:

•	Net charge-offs were $6.3 million for the six months ended June 30, 2013 compared to $31.3 million for the six months ended June 30, 2012.

•

Total problem loans (all criticized, classified, and non-performing loans) improved to 41.4% of Tier 1 Capital plus allowance for loan losses, compared to 52.5% at December 31, 2012 and 64.8% at June 30, 2012.

•	Total loan delinquency decreased to 1.2% as of June 30, 2013, compared to 1.62% as of December 31, 2012.

•	Nonperforming loans decreased to $41.0 million as of June 30, 2013 compared to $47.8 million as of December 31, 2012.

As a result of the continued broad improvement in credit quality, the provision for loan losses was $1.7 million in the quarter ended June 30, 2013 compared to $16.4 million in the same time period of the prior year.

	For the Six Months Ended June 30,
	2013	2012
	(Dollars in Thousands)

Beginning balance	$43,922	$53,080
Provision for loan losses	3,911	24,628

Charge-offs:
Residential real estate	695	2,639
Commercial real estate	1,721	4,891
Construction	1,340	10,004
Commercial	1,139	10,035
Owner-occupied commercial	37	2,688
Overdrafts	449	497
Consumer	2,361	2,424

Total charge-offs	7,742	33,178

Recoveries:
Residential real estate	41	58
Commercial real estate	109	364
Construction	85	328
Commercial	627	850
Owner-occupied commercial	45	6
Overdrafts	214	197
Consumer	282	96

Total recoveries	1,403	1,899

Net charge-offs	6,339	31,279

Ending balance	$41,494	$46,429

Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.44%	2.25%

(1)	Ratios for the six months ended June 30, 2013 and 2012 annualized.

Noninterest Income

Noninterest income decreased $9.5 million during the second quarter of 2013 from the same period in 2012. This decrease was primarily attributable to a decrease of $12.4 million, or 93%, in net securities gains. Offsetting this decrease were several factors that increased noninterest income by $3 million, or 19% during the second quarter of 2013 from the same period in 2012. These factors include a change in billing methods by Cash Connect of $1.0 million and growth across all business lines, as mortgage banking activities increased $741,000, or 164%, investment management and fiduciary revenue increased $632,000, or 18%, and credit/debit card and ATM fees (largely related to our ATM division) increased by $318,000 or 5%, over the prior year, reflecting continued momentum in these areas.

For the six months ended June 30, 2013, noninterest income decreased $8.1 million to $37.6 million compared to the same period in 2012. The decrease was primarily attributable to a decrease of $12.8 million, or 83%, in net securities gains. Offsetting this decrease were several factors that increased noninterest income by $4.7 million, or 15%, for the six months ended June 30, 2013, compared to the same period in 2012. Similar to the quarterly comparison, these factors included a change in billing methods by Cash Connect $1.6 million, and growth in all business lines, as mortgage banking activities increased $962,000, investment management and fiduciary increased $1.3 million, and credit/debit card and ATM fees (largely related to our ATM division) increased by $564,000 over the prior year.

Noninterest Expense

Noninterest expense for the second quarter of 2013 increased only $135,000, or less than 1%, from the same period of 2012. A change in the method of billing by Cash Connect resulted in an increase of $1.0 million from the prior year. In addition, salaries, benefits and other compensation increased $792,000 over the second quarter of 2012. The increase resulted from our growth and improved performance. Offsetting these increases were improvements of $1.2 million in loan workout and OREO costs and $499,000 in lower regulatory costs in the second quarter of 2013.

For the six months ended June 30, 2013, noninterest expense increased $1.5 million, or 2%, compared to the same period in 2012. Similar to the quarterly comparison, the main reason for this increase was the change in billing methodology by Cash Connect of $1.7 million, and $2.5 million in higher salaries, benefits and other compensation costs related to our growth and improved performance. Partially offsetting these increases was an improvement of $1.8 million in loan workout and OREO costs and $770,000 in lower regulatory costs.

Income Taxes

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $5.9 million and $11.2 million during the three and six months ended June 30, 2013, respectively, compared to an income tax expense of $4.3 million and $8.0 million for the same periods in 2012. Our effective tax rate was 34.9% and 35.1% for the three and six months ended June 30, 2013, respectively, compared to 37.2% and 36.6% during the same periods in 2012. This decrease reflects the impact of our municipal bond purchases and federal and state tax credits recorded during 2013.

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

RECONCILIATION OF NON-GAAP MEASUREMENT TO GAAP

The following table provides a reconciliation of tangible common book value per share of common stock to book value per share of common stock, the most directly comparable GAAP financial measure. We believe this measure is important to management and investors to better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets.

	June 30, 2013	December 31, 2012
	(In Thousands)

Tangible Common Book Value per Share of Common Stock
End of period balance sheet data:
Stockholders’ equity	$394,940	$421,054
Goodwill and other intangible assets	(33,116)	(33,320)
Preferred equity, net of discount	(32,546)	(52,474)

Tangible common equity (numerator)	$329,278	$335,260

Shares of common stock outstanding (denominator)	8,815	8,773

Book value per share of common stock	$44.80	$47.99
Goodwill and other intangible assets	(3.76)	(3.80)
Preferred equity, net of discount	(3.69)	(5.98)

Tangible book value per share of common stock	$37.35	$38.21

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued Accounting Standards Update or ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). However, as the FASB and International Accounting Standards Board were not able to reach a converged solution with regards to offsetting requirements, they each developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions. The Company adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial position. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which allows an entity testing an indefinite-lived intangible asset for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. This update also addresses circumstances that a company should consider in interim periods, but does not remove the requirement for testing of indefinite-lived intangible assets for impairment annually and between annual tests if there is a change in events and circumstances. The provisions of ASU No. 2012-02 became effective for the interim reporting period ended March 31, 2013 and did not have a material impact on our Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). We adopted the provisions of ASU No. 2013-02 prospectively for reporting periods ending after December 15, 2012. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

In July 2013, the FASB issued ASU No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”. These amendments allow the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of UST (the rate on direct Treasury obligations of the U.S. government) and LIBOR (the London Interbank Offered Rate on swaps). The amendments were effective on a prospective basis for new or redesignated hedging relationships on July 17, 2013. The adoption is not expected to have a significant effect on our Consolidated Financial Statements.

On July 18, 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to clarify the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption is not expected to have a significant effect on our Consolidated Financial Statements.

RECENT LEGISLATION

Federal Reserve Notice of Proposed Rulemaking In July 2013, the Board of Governors of the Federal Reserve System, FDIC and the OCC approved final rules (the “Final Capital Rules”) implementing revised capital rules to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III international capital standards. Among other things, the Final Capital Rules establish a new capital ratio of common equity Tier 1 capital of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets; increase the minimum ratio of Tier 1 capital ratio from 4% to 6% and include a minimum leverage ratio of 4%; place an emphasis on common equity Tier 1 capital and implement the Dodd-Frank Act phase-out of certain instruments from Tier 1 capital; and change the risk weights assigned to certain instruments. Failure to meet these standards would result in limitations on capital distributions as well as executive bonuses. The Final Capital Rules will be applicable to us on January 1, 2015 with conservation buffers phasing in over the subsequent 5 years.

While it is still too early to fully analyze the impact of all aspects of the new regulatory guidance, we currently have strong capital levels and are significantly above well capitalized levels under the current guidelines.

On July 31, 2013, a Federal District Court judge ruled that the Federal Reserve inflated debit interchange fees when implementing the Durbin amendment of the Dodd-Frank Act in 2011. The judge ruled that the Federal Reserve erred in using criteria outside of the scope Congress intended to determine the fee cap, which the Federal Reserve set at 21 cents per transaction. The judge also ruled that the network options for both signature and PIN transactions were not set appropriately in accordance with the Dodd-Frank Act. The judge has stayed this decision to give the Federal Reserve time to adopt interim standards and has scheduled a conference with the parties on August 14, 2013. If not overturned on appeal, this ruling could significantly affect debit fees for the banking industry. The rule applies to issuers that, together with their affiliates, have assets of $10 billion or more. These developments are preliminary and the impact on us is not determinable at this time.

The many provisions of the Dodd-Frank Act are so extensive that implementation by regulators is still ongoing. Several of the key regulations included in the original law have been delayed since the law’s passing, making an assessment of the Dodd-Frank Act’s full effect on us not possible at this time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference from Item 2, of this quarterly report on Form 10-Q.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the quarter ended June 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated herein by reference to Note 12 – Legal Proceedings to the Consolidated Financial Statements

Item 1A.	Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2012, previously filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following tables represent information with respect to repurchases common and preferred stock made by us during the three months ended June 30, 2013.

Common

2013	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May	12	43.76	—	—

Total (1)	12	$43.76	—	—

(1)	The shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting of restricted stock or exercise of stock options. There were no treasury shares repurchased during the quarter ended June 30, 2013.

Preferred

2013	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May	2,623	998.75	—	—
June	17,377	1,000.00	—	—

Total (2)	20,000	$999.84	—	—

(2)	The shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned by preferred stockholders.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 101.INS – XBRL Instance Document*

(e)	Exhibit 101.SCH – XBRL Schema Document*

(f)	Exhibit 101.CAL – XBRL Calculation Linkbase Document*

(g)	Exhibit 101.LAB – XBRL Labels Linkbase Document*

(h)	Exhibit 101.PRE – XBRL Presentation Linkbase Document*

(i)	Exhibit 101.DEF – XBRL Definition Linkbase Document*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	August 9, 2013	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2013	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)