Form 10-Q
period 2013-09-30
WSFS FINANCIAL CORP
filed 2013-11-12
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2013

Common Stock, par value $.01 per share	8,850,368
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

		Page
	PART I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012	3

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012	4

	Consolidated Statements of Condition as of September 30, 2013 and December 31, 2012	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	6

	Notes to the Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2013 and 2012	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	50

	PART II. Other Information

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults upon Senior Securities	51

Item 4.	Mine Safety Disclosure	51

Item 5.	Other Information	51

Item 6.	Exhibits	51

Signatures		52

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance Document
Exhibit 101.SCH	Schema Document
Exhibit 101.CAL	Calculation Linkbase Document
Exhibit 101.LAB	Labels Linkbase Document
Exhibit 101.PRE	Presentation Linkbase Document
Exhibit 101.DEF	Definition Linkbase Document

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$32,708	$32,003	$96,268	$98,185
Interest on mortgage-backed securities	3,527	4,344	10,726	14,953
Interest on reverse mortgages	248	35	462	(41)
Interest and dividends on investment securities	546	123	999	376
Other interest income	87	9	134	27

	37,116	36,514	108,589	113,500

Interest expense:
Interest on deposits	1,673	3,237	5,513	10,652
Interest on Federal Home Loan Bank advances	482	1,403	1,376	4,985
Interest on federal funds purchased and securities sold under agreements to repurchase	244	253	738	765
Interest on trust preferred borrowings	339	369	1,005	1,114
Interest on senior debt	943	353	2,830	353
Interest on other borrowings	29	6	85	130

	3,710	5,621	11,547	17,999

Net interest income	33,406	30,893	97,042	95,501
Provision for loan losses	1,969	3,751	5,880	28,379

Net interest income after provision for loan losses	31,437	27,142	91,162	67,122

Noninterest income:
Credit/debit card and ATM income	6,374	5,738	18,231	17,031
Deposit service charges	4,407	4,360	12,637	12,673
Investment management and fiduciary revenue	3,836	3,258	11,623	9,716
Reverse mortgage consolidation gain	3,801	—	3,801	—
Mortgage banking activities, net	907	914	2,837	1,882
Loan fee income	419	706	1,401	1,803
Security gains, net	306	2,451	2,856	17,797
Bank owned life insurance income	74	1,126	162	1,447
Other income	2,618	1,195	6,807	3,149

	22,742	19,748	60,355	65,498

Noninterest expenses:
Salaries, benefits and other compensation	17,648	16,942	53,086	49,840
Occupancy expense	3,385	3,235	10,169	9,697
Equipment expense	2,044	1,701	5,990	5,403
Data processing and operations expenses	1,548	1,402	4,291	4,190
FDIC expenses	959	1,384	3,067	4,262
Professional fees	866	671	2,712	2,917
Marketing expense	643	379	1,768	1,976
Loan workout and OREO expenses	492	2,115	1,432	4,902
Other operating expense	5,224	4,324	15,816	12,972

	32,809	32,153	98,331	96,159

Income before taxes	21,370	14,737	53,186	36,461
Income tax provision	7,210	4,758	18,378	12,708

Net income	14,160	9,979	34,808	23,753
Dividends on preferred stock and accretion of discount	332	693	1,633	2,077

Net income allocable to common stockholders	$13,828	$9,286	$33,175	$21,676

Earnings per share:
Basic	$1.57	$1.07	$3.77	$2.49
Diluted	$1.54	$1.06	$3.72	$2.47

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In Thousands)		(Unaudited) (In Thousands)
Net Income	$14,160	$9,979	$34,808	$23,753
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available-for-sale	(4,901)	15,341	(43,781)	27,605
Tax benefit (expense)	1,795	(5,783)	16,532	(10,440)

Net of tax amount	(3,106)	9,558	(27,249)	17,165
Reclassification adjustment for gains included in net income	(306)	(2,451)	(2,856)	(17,797)
Tax expense	116	931	1,085	6,763

Net of tax amount	(190)	(1,520)	(1,771)	(11,034)
Total other comprehensive (loss) income	(3,296)	8,038	(29,020)	6,131

Total comprehensive income	$10,864	$18,017	$5,788	$29,884

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	September 30, 2013	December 31, 2012
	(Unaudited) (In Thousands, Except Per Share Data)
Assets
Cash and due from banks	$96,021	$93,629
Cash in non-owned ATMs	406,227	406,627
Interest-bearing deposits in other banks	197	631

Total cash and cash equivalents	502,445	500,887
Investment securities, available-for-sale	806,926	907,955
Investment securities, trading	—	12,590
Loans held-for-sale	12,608	12,758
Loans, net of allowance for loan losses of $41,431 at September 30, 2013 and $43,922 at December 31, 2012	2,829,992	2,723,916
Reverse mortgage loans	40,095	(457)
Bank-owned life insurance	63,077	62,915
Stock in Federal Home Loan Bank of Pittsburgh, at cost	33,876	31,165
Assets acquired through foreclosure	7,163	4,622
Accrued interest receivable	9,833	9,652
Premises and equipment	36,001	38,257
Goodwill	32,395	28,146
Intangible assets	7,146	5,174
Other assets	61,099	37,568

Total assets	$4,442,656	$4,375,148

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$609,115	$631,026
Interest-bearing demand	669,173	538,195
Money market	780,753	933,901
Savings	378,397	389,977
Time	256,397	316,986
Jumbo certificates of deposit – customer	251,764	294,237

Total customer deposits	2,945,599	3,104,322
Brokered deposits	175,599	170,641

Total deposits	3,121,198	3,274,963
Federal funds purchased and securities sold under agreements to repurchase	114,000	110,000
Federal Home Loan Bank advances	600,435	376,310
Trust preferred borrowings	67,011	67,011
Senior debt	55,000	55,000
Other borrowed funds	38,169	28,945
Bonds payable	26,340	—
Accrued interest payable	3,254	1,099
Other liabilities	43,298	40,766

Total liabilities	4,068,705	3,954,094

Stockholders’ Equity:
Serial preferred stock $0.01 par value, 7,500,000 shares authorized; issued 0 at September 30, 2013 and 52,625 issued at December 31, 2012	$—	$1
Common stock $0.01 par value, 20,000,000 shares authorized; issued 18,425,025 at September 30, 2013 and 18,354,055 at December 31, 2012	184	184
Capital in excess of par value	175,176	222,978
Accumulated other comprehensive (loss) / income	(16,077)	12,943
Retained earnings	462,948	433,228
Treasury stock at cost, 9,580,569 shares at September 30, 2013 and December 31, 2012	(248,280)	(248,280)

Total stockholders’ equity	373,951	421,054

Total liabilities and stockholders’ equity	$4,442,656	$4,375,148

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2013	2012
	(Unaudited) (In Thousands)
Operating activities:
Net Income	$34,808	$23,753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,880	28,379
Depreciation of premises and equipment	4,329	3,803
Amortization, net	8,575	8,123
(Increase) decrease in accrued interest receivable	(181)	1,451
(Decrease) increase in other assets	(6,126)	8,726
Origination of loans held-for-sale	(178,819)	(137,298)
Proceeds from sales of loans held-for-sale	191,831	142,535
Gain on mortgage banking activities, net	(2,837)	(1,882)
Gain on mark-to-market adjustment on trading securities	125	—
Security gains, net	(2,981)	(17,797)
Reverse mortgage consolidation gain	(3,801)	—
Stock-based compensation expense	2,294	1,600
Excess tax benefits from share-based payment arrangements	(266)	(99)
Increase in accrued interest payable	2,155	4,425
Decrease in other liabilities	(9,488)	(3,432)
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	203	2,891
Increase in value of bank-owned life insurance	(162)	(1,447)
Decrease in capitalized interest, net	(802)	(478)

Net cash provided by operating activities	$44,737	$63,253

Investing activities:
Maturities of investment securities	510	5,039
Sale of investment securities available for sale	239,383	616,254
Purchase of investment securities available-for-sale	(255,277)	(751,363)
Repayments of investment securities available-for-sale	64,369	101,729
Disbursements for reverse mortgages	(40)	(94)
Proceeds from loan disposition	—	31,307
Net increase in loans	(121,589)	(38,190)
Cash received in consolidation of reverse mortgage securitization trust	5,833	—
Payment of bank-owned life insurance	—	2,021
Acquisition of Array/Arrow, net of cash acquired	(4,189)	—
Net (increase) decrease in stock of Federal Home Loan Bank of Pittsburgh	(2,711)	5,585
Sales of assets acquired through foreclosure, net	4,682	11,789
Investment in premises and equipment, net	(1,948)	(5,747)

Net cash (used for) provided by investing activities	$(70,977)	$(21,670)

Financing activities:
Net (decrease) increase in demand and saving deposits	(46,072)	101,059
Decrease in time deposits	(103,062)	(58,991)
Increase (decrease) in brokered deposits	4,958	(25,717)
Receipts from FHLB advances	29,071,254	27,299,083
Repayments of FHLB advances	(28,847,129)	(27,444,895)
Receipts from federal funds purchased and securities sold under agreement to repurchase	15,682,425	14,135,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(15,678,425)	(14,085,000)
Repayment of unsecured debt	—	(30,000)
Issuance of Senior Debt	—	52,691
Dividends paid	(6,017)	(5,115)
Issuance of common stock and exercise of common stock options	2,223	1,086
Repurchase of common stock warrants	—	(1,800)
Redemption of preferred stock	(52,623)	—
Excess tax benefits from share-based payment arrangements	266	99

Net cash provided by (used for) financing activities	$27,798	$(62,500)

Increase (decrease) in cash and cash equivalents	1,558	(20,917)
Cash and cash equivalents at beginning of period	500,887	468,017

Cash and cash equivalents at end of period	$502,445	$447,100

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$9,392	$13,574
Cash paid for income taxes, net	15,822	8,379
Loans transferred to assets acquired through foreclosure	7,427	9,290
Net change in other comprehensive income	(29,021)	6,131
Fair value of assets acquired	12,817	—
Fair value of liabilities assumed	10,127	—
Fair value of assets consolidated	41,397	—
Fair value of liabilities consolidated	26,339

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

1. BASIS OF PRESENTATION

Our Consolidated Financial Statements include the accounts of WSFS Financial Corporation (“the Company”, “our Company”, “we”, “our” or “us”), Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”) and Montchanin Capital Management, Inc. (“Montchanin”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has two fully-owned subsidiaries, WSFS Investment Group, Inc. (“WIG”) and Monarch Entity Services LLC (“Monarch”) and Montchanin has one wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). In addition to the subsidiaries listed above, we also have one consolidated variable interest entity, SASCO 2002-RM1 (“SASCO”), which is a reverse mortgage securitization trust.

Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. In addition, we offer a variety of wealth management and trust services to personal and corporate customers through our Wealth Management division. Lending activities are funded primarily with customer deposits and borrowings. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 51 offices located in Delaware (41), Pennsylvania (8), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this quarterly report.

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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Rule 10-01 of Regulation S-X does not require us to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

Whenever necessary, reclassifications have been made to prior period Consolidated Financial Statements to conform to the current period’s presentation. All significant intercompany transactions were eliminated in consolidation.

2. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(In Thousands, Except Per Share Data)
Numerator:
Net income allocable to common stockholders	$13,828	$9,286	$33,175	$21,676

Denominator:
Denominator for basic earnings per share—weighted average shares	8,828	8,712	8,804	8,702
Effect of dilutive employee stock options and warrants	148	83	106	77

Denominator for diluted earnings per share – adjusted weighted average shares and assumed exercise	8,976	8,795	8,910	8,779

Earnings per share:
Basic:
Net income allocable to common stockholders	$1.57	$1.07	$3.77	$2.49

Diluted:
Net income allocable to common stockholders	$1.54	$1.06	$3.72	$2.47

Outstanding common stock equivalents having no dilutive effect	402	338	557	361

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our investment securities available-for-sale and trading securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
September 30, 2013:
State and political subdivisions	$87,987	$224	$(4,879)	$83,332
U.S. Government and government sponsored enterprises (“GSE”)	41,670	131	(3)	41,798
Federal National Mortgage Association (“FNMA”) Mortgage-Backed Securities (“MBS”)	379,721	518	(11,990)	368,249
Collateralized Mortgage Obligation (“CMO”) (1)	112,887	169	(4,585)	108,471
Federal Home Loan Mortgage Corporation (“FHLMC”) MBS	109,482	38	(3,397)	106,123
Government National Mortgage Association (“GNMA”) MBS	100,349	1,134	(2,530)	98,953

	$832,096	$2,214	$(27,384)	$806,926

December 31, 2012
State and political subdivisions	3,120	89	—	3,209
GSE	46,726	266	(2)	46,990
FNMA	396,910	9,588	(243)	406,255
CMO (1)	251,848	7,849	(301)	259,396
FHLMC	58,596	1,171	(117)	59,650
GNMA	129,288	3,221	(54)	132,455

	$886,488	$22,184	$(717)	$907,955

Trading securities
September 30, 2013:
CMO	$—	$—	$—	$—

December 31, 2012
CMO	$12,590	$—	$—	$12,590

(1)	Includes agency CMO securities classified as available-for-sale

The scheduled maturities of investment securities available-for-sale at September 30, 2013 and December 31, 2012 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
September 30, 2013
Within one year	$22,860	$22,932
After one year but within five years	32,661	32,465
After five years but within ten years	312,070	298,900
After ten years	464,505	452,629

	$832,096	$806,926

December 31, 2012
Within one year	$19,001	$19,115
After one year but within five years	28,855	29,034
After five years but within ten years	321,103	329,580
After ten years	517,529	530,226

	$886,488	$907,955

The portfolio of available-for-sale “MBS” includes 134 securities all of which are GSE securities with an amortized cost of $702.4 million. All securities were AAA-rated at the time of purchase. All securities were re-evaluated for OTTI at September 30, 2013. The result of this evaluation showed no OTTI for the third quarter of 2013. The weighted average duration of MBS was 5.8 years at September 30, 2013.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At September 30, 2013, investment securities with market values aggregating $513.0 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were no FHLB pledged investment securities at September 30, 2013.

During the first nine months of 2013, we sold $239.9 million of investment securities categorized as available-for-sale for net gains of $3.0 million. In the first nine months of 2012, proceeds from the sale of investment securities available-for-sale were $616.3 million and resulted in net gains of $17.7 million. The cost basis of all investment securities sales is based on the specific identification method.

As of September 30, 2013, our investment securities portfolio had remaining unamortized premiums of $25.1 million and $90,000 of unaccreted discounts.

At September 30, 2013, we owned investment securities totaling $678.9 million in which the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $27.4 million at September 30, 2013. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

During the first nine months of 2013, we purchased $77.7 million of municipal bonds. The purpose was to improve return, diversify our investment portfolio and reduce our effective tax rate.

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at September 30, 2013.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale
State and political subdivisions	$59,470	$4,879	$—	$—	$59,470	$4,879
U.S Government and agencies	—	—	2,003	3	2,003	3
FNMA	331,949	11,840	4,060	150	336,009	11,990
CMO	99,464	4,584	1,339	1	100,803	4,585
FHLMC	105,539	3,397	—	—	105,539	3,397
GNMA	75,096	2,530	—	—	75,096	2,530

Total temporarily impaired investments	$671,518	$27,230	$7,402	$154	$678,920	$27,384

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

4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance when such losses are realized. We established our allowance for loan losses in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102 (“SAB 102”). The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios. The following are included in our allowance for loan losses:

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

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled into the following segments: Business Loans (Commercial and Industrial Loans), Commercial Real Estate – Owner-Occupied, Commercial Real Estate – Investor, and Construction Loans. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last fourteen quarters. This was an increase of one quarter over the previous period’s analysis. This adjustment provides a more representative period and accurate estimation of the allowance at the current point in this credit cycle. Loss severity is calculated as the actual loan losses (net of recoveries) on impaired loans in the respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage loans, home equity secured loans, and all other consumer loans. Pooled reserves for retail loans are calculated based solely on the previous three year average loss rate.

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

The final component of our allowance for loan losses is a reserve for model estimation and complexity risk. The calculation of reserves is generally quantitative; however, qualitative estimates of valuations and risk assessment are necessary. We increased our calculated reserves by 2% to account for model estimation and complexity risk as of September 30, 2013 and December 31, 2012.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies and loan review consultants periodically review our loan ratings and allowance for loan losses.

The following tables provide the activity of our allowance for loan losses and loan balances for three and nine months ended September 30, 2013 and 2012:

	Commercial	Owner - Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
	(in thousands)
Three months ended September 30, 2013
Allowance for loan losses
Beginning balance	$12,967	$8,049	$6,345	$3,952	$3,230	$6,137	$814	$41,494
Charge-offs	(1,172)	(31)	(103)	(4)	(290)	(1,343)	—	(2,943)
Recoveries	273	55	333	21	10	219	—	911
Provision (credit)	594	(23)	345	(380)	364	1,071	(2)	1,969

Ending balance	$12,662	$8,050	$6,920	$3,589	$3,314	$6,084	$812	$41,431

Nine months ended September 30, 2013
Allowance for loan losses
Beginning balance	$13,663	$6,108	$8,079	$6,456	$3,124	$5,631	$861	$43,922
Charge-offs	(2,311)	(68)	(1,824)	(1,344)	(985)	(4,153)	—	$(10,685)
Recoveries	900	100	442	106	51	715	—	$2,314
Provision (credit)	410	1,910	223	(1,629)	1,124	3,891	(49)	$5,880

Ending balance	$12,662	$8,050	$6,920	$3,589	$3,314	$6,084	$812	$41,431

Period-end allowance allocated to:
Loans individually evaluated for impairment	$2,004	$945	$1,995	$—	$995	$12	$—	$5,951
Loans collectively evaluated for impairment	10,658	7,105	4,925	3,589	2,319	6,072	812	35,480

Ending balance	$12,662	$8,050	$6,920	$3,589	$3,314	$6,084	$812	$41,431

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$5,833	$12,568	$8,894	$274	$17,360	$4,400	$—	$49,329 (2)
Loans collectively evaluated for impairment	748,106	777,297	704,895	102,347	211,595	283,645	—	$2,827,885

Ending balance	$753,939	$789,865	$713,789	$102,621	$228,955	$288,045	$—	$2,877,214

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans at September 30, 2013 represents accruing troubled debt restructured loans.

The following table provides the activity of the allowance for loan losses and loan balances for the three and nine months ended September 30, 2012:

	Commercial	Owner Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
	(In Thousands)
Three months ended September 30, 2012
Allowance for loan losses
Beginning balance	$9,891	$4,091	$9,618	$5,307	$6,265	$10,341	$916	$46,429
Charge-offs	(1,281)	(926)	(709)	(676)	(705)	(2,573)	—	(6,870)
Recoveries	455	184	18	1,314	113	204	—	2,288
Provision	(127)	(4)	(2,281)	(810)	2,690	4,300	(17)	3,751

Ending balance	$8,938	$3,345	$6,646	$5,135	$8,363	$12,272	$899	$45,598

Nine months ended September 30, 2012
Allowance for loan losses
Beginning balance	$15,067	$9,235	$7,556	$4,074	$6,544	$10,604	$—	$53,080
Charge-offs	(11,316)	(3,614)	(5,600)	(10,680)	(3,344)	(5,494)	—	(40,048)
Recoveries	1,305	190	382	1,642	171	497	—	4,187
Provision	3,882	(2,466)	4,308	10,099	4,992	6,665	899	28,379

Ending balance	$8,938	$3,345	$6,646	$5,135	$8,363	$12,272	$899	$45,598

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,244	$222	$90	$94	$1,199	$24	$—	$2,873
Loans collectively evaluated for impairment	7,694	3,123	6,556	5,041	7,164	12,248	899	42,725

Ending balance	$8,938	$3,345	$6,646	$5,135	$8,363	$12,272	$899	$45,598

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$3,579	$13,324	$5,875	$2,620	$18,072	$6,694	$—	$50,164 (2)
Loans collectively evaluated for impairment	694,626	737,670	598,681	111,557	232,270	276,791	—	2,651,595

Ending balance	$698,205	$750,994	$604,556	$114,177	$250,342	$283,485	$—	$2,701,759

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans at September 30, 2012, represents accruing troubled debt restructured loans.

Nonaccrual and Past Due Loans

The following tables show our nonaccrual and past due loans at the dates indicated:

September 30, 2013 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$13,212	$—	$—	$13,212	$735,077	$5,650	$753,939
Owner-Occupied commercial	6,474	—	—	6,474	770,823	12,568	789,865
Commercial mortgages	22	—	—	22	705,077	8,690	713,789
Construction	—	—	—	—	102,347	274	102,621
Residential	3,672	1,073	658	5,403	215,113	8,439	228,955
Consumer	1,138	468	—	1,606	283,890	2,549	288,045

Total	$24,518	$1,541	$658	$26,717	$2,812,327	$38,170	$2,877,214

% of Total Loans	0.85%	0.06%	0.02%	0.93%	97.74%	1.33%	100%

December 31, 2012 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$1,214	$—	$—	$1,214	$698,416	$4,861	$704,491
Owner-Occupied commercial	1,264	—	—	1,264	755,316	14,001	770,581
Commercial mortgages	—	—	—	—	618,731	12,634	631,365
Construction	269	70	—	339	131,489	1,547	133,375
Residential	5,383	606	786	6,775	226,863	9,989	243,627
Consumer	971	526	—	1,497	282,776	4,728	289,001

Total	$9,101	$1,202	$786	$11,089	$2,713,591	$47,760	$2,772,440

% of Total Loans	0.33%	0.04%	0.03%	0.40%	97.88%	1.72%	100%

Impaired Loans

The following tables provide an analysis of our impaired loans at September 30, 2013 and December 31, 2012:

September 30, 2013 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$5,833	$2,288	$3,545	$2,004	$13,728	$5,062
Owner-Occupied commercial	12,568	5,723	6,845	945	14,911	13,167
Commercial mortgages	8,894	2,896	5,998	1,995	19,494	9,887
Construction	274	274	—	—	16,012	1,261
Residential	17,360	9,680	7,680	995	19,726	18,091
Consumer	4,400	4,272	128	12	5,091	5,712

Total	$49,329	$25,133	$24,196	$5,951	$88,962	$53,180

December 31, 2012 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$4,861	$1,598	$3,263	$2,100	$12,060	$4,993
Owner-Occupied commercial	14,001	13,827	174	1	18,658	16,856
Commercial mortgages	12,634	5,422	7,212	1,887	22,192	10,233
Construction	1,547	1,172	375	28	17,711	11,239
Residential	18,483	11,053	7,430	919	20,771	16,917
Consumer	6,329	5,635	694	16	7,265	4,514

Total	$57,855	$38,707	$19,148	$4,951	$98,657	$64,752

(1)	Reflects loan balances at their remaining book balance.

Interest income of $234,000 and $706,000 was recognized on impaired loans during the three and nine months ended September 30, 2013, respectively.

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

The following tables provide an analysis of problem loans, by credit risk profile using internally assigned risk ratings, as of September 30, 2013 and December 31, 2012

			Owner-Occupied		Commercial				Total
	Commercial		Commercial		Mortgages		Construction		Commercial
									September 30,		December 31,
	Sept. 30	Dec. 31	Sept. 30	Dec. 31	Sept. 30	Dec. 31	Sept. 30	Dec. 31	2013		2012
	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%	Amount	%
Risk Rating:
Special mention	$17,148	$14,611	$15,433	$27,398	$9,239	$29,267	$1,567	$2,453	$43,387		$73,729
Substandard:
Accrual	58,944	63,074	38,792	44,899	6,156	6,222	2,907	5,755	106,930		119,950
Nonaccrual	2,105	1,598	5,723	13,827	2,896	5,422	274	1,172	10,902		22,019
Doubtful / Nonaccrual	3,545	3,263	6,845	174	5,998	7,212	—	375	16,280		11,024

Total Special
Mention, Substandard and Doubtful	81,742	82,546	66,793	86,298	24,289	48,123	4,748	9,755	177,499	8%	226,722	10%
Pass	672,197	621,945	723,072	684,283	689,500	583,242	97,873	123,620	2,182,715	92%	2,013,090	90

Total Commercial Loans	$753,939	$704,491	$789,865	$770,581	$713,789	$631,365	$102,621	$133,375	$2,360,214	100%	$2,239,812	100%

Consumer credit exposure credit risk profile based on payment activity (dollars in thousands):

	Residential		Consumer		Total Residential and Consumer
	Sept. 30	Dec. 31	Sept. 30	Dec. 31	September 30, 2013		December 31, 2012
	2013	2012	2013	2012	Amount	Percent	Amount	Percent
Nonperforming (1)	$17,360	$18,483	$4,401	$6,329	$21,761	4%	$24,812	5%
Performing	211,595	225,144	283,644	282,672	495,239	96%	507,816	95

Total	$228,955	$243,627	$288,045	$289,001	$517,000	100%	$532,628	100%

(1)	Includes $10.8 million as of September 30, 2013 and 10.1 million as of December 31, 2012 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with modified terms and are accruing interest.

Troubled Debt Restructurings (TDR)

The balance of TDRs at September 30, 2013 and December 31, 2012 was $26.6 million and $22.0 million, respectively. The balance at September 30, 2013 included approximately $15.5 million in nonaccrual status and $11.1 million in accrual status compared to $11.9 million in nonaccrual status and $10.1 million in accrual status at December 31, 2012. Approximately $1.0 million and $936,000 in related reserves have been established for these loans at September 30, 2013 and December 31, 2012, respectively.

During the nine months ended September 30, 2013, the terms of 21 loans were modified in TDRs, 5 of which were commercial loans that had already been placed on nonaccrual. The remaining loans represented residential and consumer loans. Our concessions on restructured loans consisted mainly of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven by us when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months.

The following table presents loans identified as TDRs during the three and nine months ended September 30, 2013 and 2012:

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
(In Thousands)	2013	2012	2013	2012
Commercial	$6,800	$710	$6,824	$9,986
Commercial mortgages	108	—	1,169	—
Construction	—	—	—	378
Residential	207	2,779	806	4,170
Consumer	256	2,165	973	2,312

Total	$7,371	$5,654	$9,772	$16,846

The TDRs described in the table above increased our allowance for loan losses by $37,000 through allocation of a related reserve, and resulted in charge-offs of $363,000 during the nine months ended September 30, 2013, compared to increased reserves of $357,000 and charge-offs of $8.1 million for the same period of 2012.

There was one residential TDR in the amount of $130,000 which defaulted (defined as past due 90 days) during the three and nine months ended September 30, 2013, that was restructured within the last twelve months prior to September 30, 2013.

5. REVERSE MORTGAGE LOANS AND RELATED ASSETS AND LIABILITIES

Reverse mortgage loans are contracts in which a homeowner borrows against the equity in his/her home and receives cash in one lump sum payment, a line of credit, fixed monthly payments for either a specific term or for as long as the homeowner lives in the home, or a combination of these options. Since reverse mortgages are nonrecourse obligations, the loan repayments are generally limited to the sale proceeds of the borrower’s residence and the mortgage balance consists of cash advanced, interest compounded over the life of the loan and some may include a premium which represents a portion of the shared appreciation in the home’s value, if any, or a percentage of the value of the residence.

In 1993, we acquired a pool of reverse mortgages from the FDIC and another lender. In 1994, we purchased Providential Home Income Plan, Inc., a California-based reverse mortgage lender. In November 2002, substantially the entire WSFS reverse mortgage portfolio was sold. In addition to cash payment for the loans, we received $10 million in BBB rated mortgage-backed securities (Class B) which we classified as trading and an option to acquire up to 49.9% of the Class “O” certificates issued in connection with mortgage-backed securities by SASCO 2002 RM-1 (“SASCO”). These mortgage-backed securities were part of a larger issuance of securities backed, in part, by the sold reverse mortgages. Subsequently we negotiated to purchase 100% of the SASCO Class “O” certificates for $2.5 million. This transaction closed in July, 2011.

During the third quarter of 2013, we obtained the right to execute a clean-up call on the underlying collateral. This event triggered us to consolidate the assets and liabilities of the securitization trust, SASCO on our balance sheet in accordance with ASC 810, Consolidation. As a result, we consolidated $40.5 million of reverse mortgage loans, $5.8 million of cash, $885,000 of MBS and $38.8 million of debt all at fair value. Our existing investment in reverse mortgages was combined with the consolidated reverse mortgage loans for a total of $40.1 million at September 30, 2013. The average loan-to-value for these loans is approximately 45%, the average age of the borrowers is 92 years old and there is, in the view of management, significant overcollateralization in the portfolio.

The value of the reverse mortgages is calculated by a third party model that uses the income approach as described in ASC 820-10-35-32. The model is a present value cash flow model, consistent with ASC 820-10-55-5 which describes the components of a present value measurement. The model incorporates the projected cash flows of the notes (including payouts and collections) and then discounts these cash flows using a rate that is commensurate with the risk adjusted rate. The inputs to the model reflect our expectations of what other market participants would use in pricing this asset in a current transaction and therefore is consistent with ASC 820 that requires an exit price methodology for determining fair value.

To value these securities as of September 30, 2013 we used a proprietary model and actual cash flow information to estimate future cash flows. There are three main drivers of cash flows: 1) Prepayments; 2) House Price Appreciation (HPA) forecasts and 3) Interest Rates.

1)	Prepayments – “one year look-back” comparing the actual cash flows to the forecasted cash flows based on the assumptions used. The base case prepayment represents the average payoff rates for proprietary reverse mortgages by borrower age, using approximately ten years of historical data. We have used 50% of the base case forecasted cash flows to reflect recent prepayment activity.

2)	House Price Appreciation – Consistent with other reverse mortgage analyses from various market sources, we forecast a 2% decline in housing prices in the next year and a 2% recovery in the following year. We believe this forecast continues to be appropriate given the nature of reverse mortgage collateral and historical under-performance to the broad housing market.

3)	Interest Rates –As of September 30, 2013 the forward rates on one month LIBOR are consistent with the assumptions used for future interest rates (one month LIBOR ramping up to 3% over ten years).

The net present value of the projected cash flow depends on the discount rate used. We use a discount rate of 18.7% in valuing expected net cash flows. If the discount rate was decreased by 1%, the net present value would increase by $890,000. If the discount rate was increased by 1%, the net present value would decrease by $850,000.

The fair values listed above are estimates that are subject to adjustments. However, while they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected, retroactively, as of the date of the transaction.

6. TAXES ON INCOME

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

As a result of the consolidation for accounting purposes of the SASCO reverse mortgage securitization trust during the third quarter of 2013, a deferred tax asset (“DTA”) of approximately $6.7 million was recorded. However, because SASCO is not consolidated for income tax purposes, a full valuation allowance was also recorded on this DTA due to the uncertainty of its realization, as realization is dependent on future taxable income, which is anticipated upon consolidation for income tax purposes. We are taking steps to unwind the SASCO tax structure which will permit tax consolidation, at which point the uncertainty surrounding the realization of the DTA will be eliminated. Accordingly, if and when we complete this restructuring, we expect to remove the $6.7 million valuation allowance which will result in an income tax benefit through earnings.

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

There were no unrecognized tax benefits as of December 31, 2012. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2009 through 2012 tax years are subject to examination as of September 30, 2013. During the current quarter, the audit of our 2010 federal tax return was completed by the Internal Revenue Service. We recorded a $200,000 tax benefit as a result of settling this audit. No state income tax return examinations are currently in process.

7. SEGMENT INFORMATION

In accordance with FASB ASC 280, Segment Reporting (“ASC 280”) (Formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in three segments. There is one segment for each of WSFS Bank, Cash Connect, (the ATM division of WSFS Bank), and Trust and Wealth Management.

The WSFS Bank segment provides financial products to commercial and retail customers through its 51 offices located in Delaware (41), Pennsylvania (8) and Virginia (1) and Nevada (1). Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment in accordance with ASC 280.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

The Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Investment Group, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with over $609 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $8.1 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana and WSFS Investment Group to deliver investment management and fiduciary products and services.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the three and nine months ended September 30, 2013 and 2012 follows:

For the three months ended September 30, 2013

Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$35,171	$—	$1,945	$37,116
Noninterest income	12,449	6,360	3,933	22,742

Total external customer revenues	47,620	6,360	5,878	59,858

Inter-segment revenues:
Interest income	906	—	1,477	2,383
Noninterest income	1,689	222	28	1,939

Total inter-segment revenues	2,595	222	1,505	4,322

Total revenue	50,215	6,582	7,383	64,180

External customer expenses:
Interest expense	3,587	—	123	3,710
Noninterest expenses	26,510	3,470	2,829	32,809
Provision for loan loss	2,263	—	(294)	1,969

Total external customer expenses	32,360	3,470	2,658	38,488

Inter-segment expenses
Interest expense	1,477	400	506	2,383
Noninterest expenses	250	561	1,128	1,939

Total inter-segment expenses	1,727	961	1,634	4,322

Total expenses	34,087	4,431	4,292	42,810

Income before taxes	$16,128	$2,151	$3,091	$21,370
Provision for income taxes				7,210

Consolidated net income				$14,160

Capital expenditures	$460	$131	$—	$591

As of September 30, 2013
Statement of Condition
Cash and cash equivalents	$76,785	$422,544	$3,116	$502,445
Other segment assets	3,756,277	1,995	181,939	3,940,211

Total segment assets	$3,833,062	$424,539	$185,055	$4,442,656

For the three months ended September 30, 2012

Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$34,475	$—	$2,039	$36,514
Noninterest income	11,686	4,707	3,355	19,748

Total external customer revenues	46,161	4,707	5,394	56,262

Inter-segment revenues:
Interest income	944	—	1,358	2,302
Noninterest income	2,122	148	24	2,294

Total inter-segment revenues	3,066	148	1,382	4,596

Total revenue	49,227	4,855	6,776	60,858

External customer expenses:
Interest expense	5,377	—	244	5,621
Noninterest expenses	27,300	2,113	2,740	32,153
Provision for loan loss	2,997	—	754	3,751

Total external customer expenses	35,674	2,113	3,738	41,525

Inter-segment expenses
Interest expense	1,358	338	606	2,302
Noninterest expenses	172	586	1,536	2,294

Total inter-segment expenses	1,530	924	2,142	4,596

Total expenses	37,204	3,037	5,880	46,121

Income (loss) before taxes	$12,023	$1,818	$896	$14,737
Provision for income taxes				4,758

Consolidated net income				$9,979

Capital expenditures	$1,289	$311	$3	$1,603

As of December 31, 2012
Statement of Condition
Cash and cash equivalents	$68,419	$430,382	$2,086	$500,887
Other segment assets	3,683,073	1,605	189,583	3,874,261

Total segment assets	$3,751,492	$431,987	$191,669	$4,375,148

For the nine months ended September 30, 2013

Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$102,732	$—	$5,857	$108,589
Noninterest income	31,009	17,412	11,934	60,355

Total external customer revenues	133,741	17,412	17,791	168,944

Inter-segment revenues:
Interest income	2,723	—	4,276	6,999
Noninterest income	5,040	645	82	5,767

Total inter-segment revenues	7,763	645	4,358	12,766

Total revenue	141,504	18,057	22,149	181,710

External customer expenses:
Interest expense	11,120	—	427	11,547
Noninterest expenses	79,671	9,629	9,031	98,331
Provision for loan loss	6,044	—	(164)	5,880

Total external customer expenses	96,835	9,629	9,294	115,758

Inter-segment expenses
Interest expense	4,276	1,176	1,547	6,999
Noninterest expenses	727	1,649	3,391	5,767

Total inter-segment expenses	5,003	2,825	4,938	12,766

Total expenses	101,838	12,454	14,232	128,524

Income (loss) before taxes	$39,666	$5,603	$7,917	$53,186
Provision for income taxes				18,378

Consolidated net income				$34,808

Capital expenditures	$1,505	$591	$—	$2,096

For the nine months ended September 30, 2012

Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$107,199	$—	$6,301	$113,500
Noninterest income	42,238	13,254	10,006	65,498

Total external customer revenues	149,437	13,254	16,307	178,998

Inter-segment revenues:
Interest income	3,099	—	4,344	7,443
Noninterest income	6,368	568	79	7,015

Total inter-segment revenues	9,467	568	4,423	14,458

Total revenue	158,904	13,822	20,730	193,456

External customer expenses:
Interest expense	17,330	—	669	17,999
Noninterest expenses	81,267	6,628	8,264	96,159
Provision for loan loss	26,786	—	1,593	28,379

Total external customer expenses	125,383	6,628	10,526	142,537

Inter-segment expenses
Interest expense	4,344	1,008	2,091	7,443
Noninterest expenses	647	1,711	4,657	7,015

Total inter-segment expenses	4,991	2,719	6,748	14,458

Total expenses	130,374	9,347	17,274	156,995

Income (loss) before taxes	$28,530	$4,475	$3,456	$36,461
Provision for income taxes				12,708

Consolidated net income				$23,753

Capital expenditures	$5,406	$321	$20	$5,747

8. FAIR VALUE DISCLOSURES OF FINANCIAL ASSETS AND LIABILITIES

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

ASC 820-10, Fair Value Measurements and Disclosure, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

The table below presents the balances of assets measured at fair value as of September 30, 2013 (there were no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$108,470	$—	$108,470
FNMA	—	368,249	—	368,249
FHLMC	—	106,123	—	106,123
GNMA	—	98,954	—	98,954
U.S. Government and agencies	—	41,798	—	41,798
State and political subdivisions	—	83,332	—	83,332

Total assets measured at fair value on a recurring basis	$—	$806,926	$—	$806,926
Liabilities Measured at Fair Value on a nonrecurring Basis
Bonds payable	$—	$26,340	$—	$26,340
Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$—	$7,163	$7,163
Reverse mortgage loans	—	—	40,095	40,095
Impaired loans (collateral dependent)	—	—	43,379	43,379

Total assets measured at fair value on a nonrecurring basis	$—	$—	$90,637	$90,637

The table below presents the balances of assets measured at fair value as of December 31, 2012 (there are no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$252,300	$7,096	$259,396
FNMA	—	406,255	—	406,255
FHLMC	—	59,650	—	59,650
GNMA	—	132,455	—	132,455
U.S. Government and agencies	—	46,990	—	46,990
State and political subdivisions	—	3,209	—	3,209
Reverse mortgage loans	—	—	(457)	(457)
Trading Securities	—	—	12,590	12,590

Total assets measured at fair value on a recurring basis	$—	$900,859	$19,229	$920,088
Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$—	$4,622	$4,622
Impaired loans	—	—	52,904	52,904

Total assets measured at fair value on a nonrecurring basis	$—	$—	$57,526	$57,526

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

Available-for-sale securities. As of September 30, 2013, securities classified as available-for-sale were reported at fair value using both Level 2 and Level 3 inputs. Included in the Level 2 total were approximately $41.8 million in Federal Agency debentures, $681.8 million in Federal Agency MBS, and $83.3 million in municipal bonds. Agency and MBS securities were predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under FASB ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observable market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. Included in the Level 3 total at December 31, 2012, was a small equity tranche of a reverse mortgage security purchased on July 15, 2011. This security was Level 3 because there was no active market for this security and no observable inputs that reflected quoted prices for identical assets in active markets (Level 1) or inputs other than quoted prices that were observable for the asset through corroboration with observable market data (Level 2). In order to establish the fair value for a Level 3 asset a “mark-to-model” was developed using the income approach described in FASB ASC 820-10-35-32 and was similar to the methodology used to value our trading securities described below. As of September 30, 2013, we consolidated the assets and liabilities of the securitization trust which resulted in these securities are being eliminated in consolidation. For additional information regarding these transactions, see Note 5, Reverse Mortgages and Related Assets and the discussion of reverse mortgages in this section.

Trading securities. The amount included in the trading securities category at December 31, 2012 represented the fair value of a BBB-rated tranche of a reverse mortgage security. There was never an active market for these securities. As such, we classified these trading securities as Level 3 under FASB ASC 820-10. As prescribed by FASB ASC 820-10 management used various observable and unobservable inputs to develop a range of likely fair value prices where this security would be exchanged in an orderly transaction between market participants at the measurement date. The unobservable inputs reflected management’s assumptions about the assumptions that market participants would use in pricing this asset. Included in these inputs were the median of a selection of other BBB-rated securities as well as quoted market prices from higher rated tranches of this asset class. The unobservable inputs consisted of prepayments, house price appreciation and interest rates. Management completed a sensitivity analysis at December 31, 2012 which showed any increase or decrease in these inputs would not have had a significant impact on the fair value of these assets. As a result, the value assigned to this security was determined primarily through a discounted cash flow analysis. All of these assumptions required a significant degree of management judgment. As of September 30, 2013, we consolidated the assets and liabilities of the securitization trust which resulted in these securities being completely eliminated in consolidation. For additional information regarding these transactions, see Note 5, Reverse Mortgages and Related Assets and the discussion of reverse mortgages in this section.

Reverse Mortgages. Reverse mortgage loans are valued using a present value cash flow model that incorporates the projected cash flows of the notes (including payouts and collections) and then discounts these cash flows using a rate that is commensurate with the risk adjusted rate. The inputs to the model reflect our expectations of what other market participants would use in pricing these assets in a current transaction. Due to the significant amount of management judgment and the unobservable input calculations, these reverse mortgages have been classified as Level 3. For additional information regarding these transactions, see Note 5, Reverse Mortgages and Related Assets and the discussion of reverse mortgages in this section.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

			Available-
	Trading	Reverse	for-sale
	Securities	Mortgages	Securities	Total
(In Thousands)
Balance at December 31, 2011	$12,432	$(646)	$3,936	$15,722
Total net income for the period included in net income	33	12	—	45
Purchases, sales, issuances, and settlements, net	—	177	—	177
Mark-to-market adjustment	125	—	3,160	3,285

Balance at December 31, 2012	$12,590	$(457)	$7,096	$19,229
Mark-to-market adjustment	(125)	—	—	(125)
Reverse mortgage securitization trust consolidation	(12,465)	457	(7,096)	(19,104)

Balance at September 30, 2013	$—	$—	$—	$—

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net amount of $43.4 million and $52.9 million at September 30, 2013 and December 31, 2012, respectively. The valuation allowance on impaired loans was $6.0 million as of September 30, 2013and $5.0 million as of December 31, 2012.

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

Reverse Mortgages. Reverse mortgage loans are valued using a present value cash flow model that incorporates the projected cash flows of the notes (including payouts and collections) and then discounts these cash flows using a rate that is commensurate with the risk adjusted rate. The inputs to the model reflect our expectations of what other market participants would use in pricing these assets in a current transaction. Due to the significant amount of management judgment and the unobservable inputs in the calculations, these reverse mortgages have been classified as Level 3. For additional information regarding these transactions, see Note 5, Reverse Mortgages and Related Assets and the discussion of reverse mortgages in this section.

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

Bonds Payable: The fair value of bonds payable approximates the carrying value as the interest rates are based on market interest rates.

Off-Balance Sheet Instruments: The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, approximates the recorded net deferred fee amounts, which are not significant. Because commitments to extend credit and letters of credit are generally not assignable by either us or the borrower, they only have value to us and the borrower.

The book value and estimated fair value of our financial instruments are as follows:

	Fair Value	September 30, 2013		December 31, 2012
	Measurement	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	Level 1	$502,445	$502,445	$500,887	$500,887
Investment securities	See previous table	806,926	806,926	920,088	920,088
Loans held for sale	Level 3	12,608	12,608	12,758	12,758
Loans, net	Level 3	2,829,992	2,818,832	2,723,916	2,746,001
Reverse mortgage loans	Level 3	40,095	40,095	(457)	(457)
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	33,876	33,876	31,165	31,165
Accrued interest receivable	Level 2	9,833	9,833	9,652	9,652
Financial liabilities:
Deposits	Level 2	3,121,198	2,912,952	3,274,963	3,174,907
Borrowed funds	Level 2	874,615	874,534	637,266	638,375
Bonds Payable	Level 2	26,340	26,340	—	—
Standby letters of credit	Level 3	135	135	224	224
Accrued interest payable	Level 2	3,254	3,254	1,099	1,099

9. INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales. Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire not to hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 15 to 30 year loans in the secondary market to GSEs such as FHLMC or to wholesale lenders. Loans held-for-sale are carried at the lower cost or market value of the aggregate, or in some cases, individual loans. Gains and losses on sales of loans are recognized at the time of the sale. We sometimes retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments we intend to sell in the secondary market are accounted for as derivatives under the guidance promulgated in FASB ASC Topic 815, Derivatives and Hedging.

We generally do not sell loans with recourse except to the extent arising from standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances first payment defaults by borrowers. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. These indemnifications may require our repurchase of the loans. Repurchases and losses are rare, and no provision is made for the losses at the time of sale. There were no such repurchases for the three and nine months ended September 30, 2013.

Swap Guarantees. We entered into agreements with three unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. By the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions like us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives under FASB ASC Topic 815, Derivatives and Hedging.

At September 30, 2013 there were 104 variable-rate swap transactions between third party financial institutions and our customers, compared to 95 at December 31, 2012. The initial notional amount aggregated approximately $416.8 million at September 30, 2013 compared to $381.7 million at December 31, 2012. At September 30, 2013 maturities ranged from approximately six months to 11 years. The aggregate market value of these swaps to customers was a liability of $24.2 million at September 30, 2013 and $35.5 million at December 31, 2012.

10. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Postretirement Benefits

We share certain costs of providing health and life insurance benefits to retired Associates (and their eligible dependents). Substantially all Associates may become eligible for these benefits if they reach normal retirement age while working for us.

We account for our obligations under the provisions of FASB ASC 715, Compensation – Retirement Benefits (“ASC 715”). ASC 715 requires the costs of these benefits be recognized over an Associate’s active working career. Disclosures are in accordance with ASC 715.

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
(In Thousands)
Service cost	$86	$72	$258	$216
Interest cost	44	44	132	131
Amortization of transition obligation	—	15	—	45
Net loss recognition	20	17	60	51

Net periodic benefit cost	$150	$148	$450	$443

11. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes unrealized gains and losses on available-for-sale investments, unrealized gains and losses on interest-only strips, and unrecognized prior service costs on BOLI. Changes to other accumulated other comprehensive income are presented net of tax effect as a component of equity. Reclassification out of accumulated other comprehensive is recorded on the statement of operations either as a gain or loss.

Changes to accumulated other comprehensive income by component are shown net of taxes in the following tables for the period indicated:

	Net unrealized
	gains on	Net unrealized
	investment	losses on defined
	securities	benefit pension
(in thousands)	available-for-sale	plan	Total
Balance, June 30, 2013	$(12,309)	$(472)	$(12,781)
Other comprehensive loss before reclassifications	(3,106)	—	(3,106)
Less: Amounts reclassified from accumulated other comprehensive loss	(190)	—	(190)

Net current-period other comprehensive loss	(3,296)	—	(3,296)

Balance, September 30, 2013	$(15,605)	$(472)	$(16,077)

Balance, June 30, 2012	$9,767	$(472)	$9,295
Other comprehensive income before reclassifications	9,558	—	9,558
Less: Amounts reclassified from accumulated other comprehensive loss	(1,520)	—	(1,520)

Net current-period other comprehensive loss	8,038	—	8,038

Balance, September 30, 2012	$17,805	$(472)	$17,333

	Net unrealized
	gains on	Net unrealized
	investment	losses on defined
	securities	benefit pension
(in thousands)	available-for-sale	plan	Total
Balance, December 31, 2012	$13,415	$(472)	$12,943
Other comprehensive loss before reclassifications	(27,249)	—	(27,249)
Less: Amounts reclassified from accumulated other comprehensive loss	(1,771)	—	(1,771)

Net current-period other comprehensive loss	(29,020)	—	(29,020)

Balance, September 30, 2013	$(15,605)	$(472)	$(16,077)

Balance, December 31, 2011	$11,674	$(472)	$11,202
Other comprehensive income before reclassifications	17,165	—	17,165
Less: Amounts reclassified from accumulated other comprehensive loss	(11,034)	—	(11,034)

Net current-period other comprehensive income	6,131	—	6,131

Balance, September 30, 2012	$17,805	$(472)	$17,333

The statement of operations impacted by components of other comprehensive income are presented in the table below.

	Three Months Ended September 30,		Affected line item in Statements of Operations
(in thousands)	2013	2012
Securities available-for-sale:
Realized gains on securities transactions	$306	$2,451	Securities gains, net
Income taxes	(116)	(931)	Income tax provision

Net of tax	$190	$1,520

	Nine Months Ended September 30,		Affected line item in Statements of Operations
	2013	2012

Securities available-for-sale:
Realized gains on securities transactions	$2,856	$17,797	Securities gains, net
Income taxes	(1,085)	(6,763)	Income tax provision

Net of tax	$1,771	$11,034

12. GOODWILL AND INTANGIBLES

Our goodwill and other intangible assets are accounted for in accordance with the accounting guidance in FASB ASC Topic 350 Intangibles — Goodwill and Other.

At December 31, 2012, we completed the Step One test of the analysis to determine potential goodwill impairment of the WSFS Bank and Trust and Wealth Management reporting units. The valuation incorporated a market-based analysis and indicated the fair values of our WSFS Bank and Trust and Wealth Management reporting units were above their carrying amounts. Therefore, in accordance with FASB ASC 350-20-35-6, the Step Two analysis was not required at that time. During the nine months ended September 30, 2013 we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.

FASB ASC 350, also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

During the third quarter of 2013, we completed the purchase of Array and Arrow. As a result of this transaction, we have recognized intangible assets of $2.4 million and goodwill of $4.2 million. The intangibles are mainly the result of the fair value of customer relationships and covenants not-to-compete. The fair values listed above are estimates and are subject to adjustment. However, while they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected, retroactively, as of the date of the transaction.

The following table summarizes other intangible assets:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
	(In Thousands)
September 30, 2013
Core deposits	$4,370	$(2,458)	$1,912
Other	7,104	(1,870)	5,234

Total other intangible assets	$11,474	$(4,328)	$7,146

December 31, 2012
Core deposits	$4,370	$(2,020)	$2,350
Other	4,464	(1,640)	2,824

Total other intangible assets	$8,834	$(3,660)	$5,174

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. During the nine months ended September 30, 2013, we recognized amortization expense on other intangible assets of $612,000.

The following presents the estimated amortization expense of intangibles:

Amortization
(In Thousands)	of Intangibles
Remaining in 2013	$370
2014	1,171
2015	1,139
2016	882
2017	735
Thereafter	2,849

Total	$7,146

13. BUSINESS COMBINATIONS

Array Financial Group, Inc. and Arrow Land Transfer Company Acquisition

On July 31, 2013, WSFS Bank successfully completed the purchase of Array Financial Group, Inc. (Array), a Delaware Valley mortgage banking company, specializing in a variety of residential mortgage and refinancing solutions, and Arrow Land Transfer Company (Arrow), an abstract and title company that is a related entity to Array. All Array and Arrow employees are now WSFS Associates.

These companies were acquired through an asset purchase transaction for the purchase price of $8.1 million (including a $1.4 million payment for the working capital of the two companies), $4.0 million of which will be earned through a five-year earn out based on achieved earnings contribution targets, the fair value is $2.8 million at September 30, 2013. Operating results of Array and Arrow are included in the consolidated financial statements since the date of acquisition.

The transaction was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill, which will not be amortizable for book purposes, however will be deductible for tax purposes. We allocated the total balance of goodwill to our WSFS Bank segment. We also recognized $2.4 million in intangible assets which will be amortized over 7 years utilizing the straight-line method.

In connection with the acquisition, the following table summarizes the combined fair value of the assets and liabilities acquired:

Consideration Paid:
Cash paid at closing	$5,374
Fair value of contingent consideration	2,750

Value of consideration	8,124
Assets acquired:
(In Thousands)
Cash	1,185
Accounts receivable	220
Fixed assets	148
Loans-Held-For-Sale	10,096
Intangible assets	2,353

Total assets	14,002
Liabilities assumed:
Warehouse line of credit	10,067
Accounts payable	60

Total Liabilities	10,127
Net assets acquired	3,875

Goodwill resulting from acquisition of Array and Arrow	$4,249

The fair values listed above are estimates and are subject to adjustment. However, while they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected retroactively, as of the date of the transaction.

14. LEGAL PROCEEDINGS

In July 2011, we were served with a complaint, filed in U.S. Bankruptcy Court for the Eastern District of Pennsylvania, by a bankruptcy trustee relating to a former WSFS Bank customer. The complaint challenges the Bank’s actions relating to the repayment of an outstanding loan and also seeks to avoid and recover the pre-bankruptcy repayment of that loan, approximately $5.0 million. The matter has been captioned Goldstein v. Wilmington Savings Fund Society, FSB (In re: Universal Marketing, Inc.), Chapter 7, Case No. 09-15404 (ELF), Adv. Pro. No. 11-00512. We believe we acted appropriately and we are vigorously defending ourselves against the complaint.

In July 2013, a complaint was filed against WSFS Bank and certain executives alleging that the Bank acted improperly in issuing, amending and/or collecting approximately $18.0 million in outstanding loans. The matter has been captioned Bennett v. Wilmington Savings Fund Society, FSB, Case No. 2013-08738, in the Court of Common Pleas, Montgomery County, Pennsylvania. This complaint was filed in the context of suits filed by WSFS Bank to obtain repayment and other damages relating to these same loans. We have entered into a settlement agreement to resolve these actions.

Based upon available information we believe the estimate of the aggregate range of reasonably possible losses for all of these legal proceedings was from approximately $250,000 to approximately $5.0 million at September 30, 2013.

Except as noted above, there are no other significant pending legal proceedings involving us other than those arising out of routine operations. We do not anticipate that the ultimate liability, if any, arising out of such other proceedings will have a material effect on the Consolidated Financial Statements.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB, or WSFS Bank, one of the ten oldest banks continuously operating under the same name in the United States. As a federal savings bank, which was formerly chartered as a state mutual savings bank, we enjoy broad fiduciary powers. A fixture in the community, WSFS Bank has been in operation for more than 181 years. In addition to its focus on stellar customer service, WSFS Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution that has grown to become the largest thrift holding company in the State of Delaware, one of the top commercial lenders in the state and the third largest bank in terms of Delaware deposits. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Service growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.4 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. We service our customers primarily from our 51 offices located in Delaware (41), Pennsylvania (8), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

In July 2013 we added two new divisions to WSFS Bank with the purchase Array Financial Group, Inc., a mortgage banking company, and a related entity, Arrow Land Transfer Company, an abstract and title company.

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $488 million in vault cash in nearly 15,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 450 ATMs for WSFS Bank, which has, by far, the largest branded ATM network in Delaware.

As a leading provider of ATM Vault Cash to the U.S. ATM industry, Cash Connect is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 12-year history, Cash Connect periodically has been exposed to theft through theft from armored courier companies and consistently has been able to recover losses through its risk management strategies.

The Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Investment Group, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with over $600 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $8.1 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana and WSFS Investment Group to deliver investment management and fiduciary products and services.

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc, or Montchanin. We also have one unconsolidated affiliate, WSFS Capital Trust III, or the Trust. WSFS Bank has two wholly-owned subsidiaries, WSFS Investment Group, Inc. and Monarch Entity Services LLC, or Monarch. Montchanin has one wholly-owned subsidiary, Cypress. In addition to the subsidiaries listed above, we also have one consolidated variable interest entity (“VIE”), SASCO 2002-RM1 (“SASCO”), which is a reverse mortgage securitization trust.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to our financial goals, management’s plans and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, those related to the economic environment, particularly in the market areas in which we operate, including an increase in unemployment levels; our level of nonperforming assets; the volatility of the financial and securities markets, including changes with respect to the market value of financial assets; changes in market interest rates which may increase funding costs and reduce earning asset yields thus reducing margin; increases in benchmark rates would also increase debt service requirements for customers whose terms include a variable interest rate, which may negatively impact the ability of borrowers to pay as contractually obligated; changes in government regulation affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations being issued in accordance with this statute and potential expenses and elevated capital levels associated therewith; possible additional loan losses and impairment of the collectability of loans; possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations, may have an adverse effect on business; possible rules and regulations issued by the Consumer Financial Protection Bureau or other regulators which might adversely impact our business model or products and services; possible stresses in the real estate markets, including possible continued deterioration in property values that affect the collateral value underlying our real estate loans; our ability to expand into new markets, develop competitive new products and services in a timely manner, and to maintain profit margins in the face of competitive pressures; possible changes in consumer and business spending and saving habits could affect our ability to increase assets and to attract deposits; our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, reputational risk, and regulatory and compliance risk; the effects of increased competition from both banks and non-banks; the effects of geopolitical instability and risks such as terrorist attacks; the effects of weather and natural disasters such as floods, droughts, wind, tornados and hurricanes, and the effects of man-made disasters; possible changes in the speed of loan prepayments by our customers and loan origination or sales volumes; possible acceleration of prepayments of mortgage-backed securities (“MBS”) due to low interest rates, and the related acceleration of premium amortization on prepayments on MBS due to low interest rates; and the costs associated with resolving any problem loans, litigation and other risks and uncertainties. Such risks and uncertainties are discussed herein, including under the heading “Risk Factors,” and in our Form 10-K for the year ended December 31, 2012 and other documents filed by us with the Securities and Exchange Commission (“SEC”) from time to time. Forward looking statements are as of the date they are made, and we do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us.

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

The following are critical accounting policies that involve more significant judgments and estimates. See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2012.

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance for loan losses when realized. We consider the determination of our allowance for loan losses to be critical because it requires significant judgment reflecting our best estimate of impairment related to specifically evaluated impaired loans as well as the inherent risk of loss for those in the remaining loan portfolio. Our evaluation is based upon a continuing review of the portfolio, with consideration given to evaluations resulting from examinations performed by regulatory authorities.

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. See Note 6, Taxes on Income to our Consolidated Financial Statements, for additional information on deferred taxes and related valuation allowance.

Fair Value Measurements

We adopted FASB ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. We consider our accounting policies related to fair value measurements to be critical because they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. See Note 8, Fair Value Disclosures of Financial Assets to our Consolidated Financial Statements.

Goodwill and Other Intangible Assets

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. We review goodwill annually and again at any quarter-end if a triggering event occurs during the quarter that may affect goodwill. This review evaluates potential impairment by determining if our fair value has fallen below carrying value.

Other intangible assets consist mainly of core deposits, covenants not to compete and customer relationships obtained through acquisitions and are amortized over their estimated lives using the present value of the benefit of the core deposits and straight-line methods of amortization. Core deposit intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $67.5 million or 2% to $4.4 billion during the nine months ended September 30, 2013. Included in this increase was a $106.1 million, or 4%, increase in net loans, and a $40.5 million increase in reverse mortgages resulting from the consolidation of a reverse mortgage securitization trust during the nine months ended September 30, 2013. See Note 5, Reverse Mortgage Loans and Related Assets and Liabilities to our Consolidated Financial Statements for more information. Partially offsetting these increases was a $113.6 million decrease in investment securities.

Total liabilities increased $114.6 million during the nine months ended September 30, 2013 to $4.1 billion. This increase was primarily the result of increased Federal Home Loan Bank advances of $224.1 million, or 60%. In addition, bonds payable increased by $26.3 million due to the consolidation of the reverse mortgage securitization trust during the third quarter of 2013. Partially offsetting these increases was a $153.8 million decrease in total deposits, mainly due to the expected decline in time and temporary trust deposits during the period, and a $9.2 million decrease in other borrowed funds.

Capital Resources

Stockholders’ equity decreased $47.1 million between December 31, 2012 and September 30, 2013. This decrease was mainly due to the $52.6 million redemption of preferred stock (formerly TARP), a $29.0 million decrease in the value of our available-for-sale securities portfolio and the payment of dividends on our common stock and preferred stock of $4.9 million during the nine months ended September 30, 2013. Partially offsetting this decrease was net income of $34.8 million during the nine months ended September 30, 2013. Tangible common equity (a non-GAAP financial measure) increased $5.7 million from $335.3 million at December 31, 2012 to $341.0 million at September 30, 2013.

Tangible common book value per share of common stock (a non-GAAP financial measure) was $38.55 at September 30, 2013, an increase of $0.34, or less than 1%, from $38.21 reported at December 31, 2012. Book value per share of common stock was $42.27 at September 30, 2013, a decrease of $5.72 from $47.99 reported at December 31, 2012.

Below is a table comparing WSFS Bank’s consolidated capital position to the minimum regulatory requirements as of September 30, 2013:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
		% of		% of		% of
(Dollars in thousands)	Amount	Assets	Amount	Assets	Amount	Assets
Total Capital (to Risk-Weighted Assets)	$486,298	14.30%	$272,149	8.00%	$340,187	10.00%
Core Capital (to Adjusted Total Assets)	443,839	10.17	174,525	4.00	218,156	5.00
Tangible Capital (to Tangible Assets)	443,839	10.17	65,447	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	443,839	13.05	136,075	4.00	204,112	6.00

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

At September 30, 2013, WSFS Bank was in compliance with regulatory capital requirements and was considered a “well-capitalized” institution. WSFS Bank’s core capital ratio of 10.17%, Tier 1 capital ratio of 13.05% and total risk based capital ratio of 14.30%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $17.9 million in cash to support potential dividends, acquisitions, strategic growth plans.

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

During the nine months ended September 30, 2013, cash and cash equivalents increased $1.6 million to $502.4 million. This increase was primarily a result of the following: $64.4 million from the repayments of MBS available-for-sale; $47.4 million increase in cash provided by operations; and $4.0 million increase in cash due to the increase in securities sold under agreement to repurchase. Offsetting these increases in cash were: $224.1 million from the net repayments of FHLB Advances; $149.1 million decrease in demand, savings and time deposits; $121.4 million increase in net loans; and $52.6 million from repurchase of preferred stock.

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

	September 30,	December 31,
	2013	2012
	(In Thousands)
Nonaccruing loans:
Commercial	$5,650	$4,861
Owner-occupied commercial	12,568	14,001
Consumer	2,549	4,728
Commercial mortgage	8,690	12,634
Residential mortgage	8,439	9,989
Construction	274	1,547

Total nonaccruing loans	38,170	47,760
Assets acquired through foreclosure	7,163	4,622
Troubled debt restructuring (accruing)	11,161	10,093

Total nonperforming assets	$56,494	$62,475

Past due loans (1):
Residential mortgages	658	786

Total past due loans	$658	$786

Ratios:
Allowance for loan losses to total loans (2)	1.44%	1.58%
Nonperforming assets to total assets	1.27	1.43
Nonaccruing loans to total loans (2)	1.33	1.73
Loan loss allowance to nonaccruing loans	108.54	91.96
Loan loss allowance to total nonperforming assets	73.34	70.30

(1)	Past due loans are accruing loans which are contractually past due 90 days or more as to principal or interest. These loans are well secured and in the process of collection.
(2)	Total loans exclude loans held for sale.

Nonperforming assets decreased $6.0 million between December 31, 2012 and September 30, 2013. As a result, non-performing assets as a percentage of total assets decreased from 1.43% at December 31, 2012 to 1.27% at September 30, 2013. Nonperforming loans improved from 1.73% of total loans at December 31, 2012 to 1.33% at September 30, 2013 as new migration continued to be outpaced by charge-offs, pay downs and assets being moved to Other Real Estate Owned (OREO). OREO increased by net $2.5 million to $7.2 million from $4.6 million at December 31, 2012.

As of September 30, 2013 we had $106.9 million of loans which, although performing at that date, required increased supervision and review. They may, depending on the economic environment and other factors, become nonperforming assets in future periods. The amount of such loans at December 31, 2012 was $120.0 million. The majority of these loans are secured by commercial real estate, with others being secured by residential real estate, inventory and receivables.

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the nine	For the year
	months ended	ended
	September 30, 2013	December 31, 2012
	(In Thousands)
Beginning balance	$62,475	$91,675
Additions	21,594	73,170
Collections	(16,290)	(46,514)
Collections from loan dispositions	—	(14,305)
Transfers to accrual	(1,055)	(552)
Charge-offs / write-downs, net	(10,230)	(40,999)

Ending balance	$56,494	$62,475

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

INTEREST RATE SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges established by the Board of Directors. At September 30, 2013, interest-earning liabilities exceeded interest-bearing assets that mature or reprice within one year (interest-sensitive gap) by $69.8 million. Our interest-sensitive liabilities as a percentage of interest-sensitive assets within the one-year window decreased from 98.09% at December 31, 2012 to 97.06% at September 30, 2013. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -1.57% at September 30, 2013 from -1.02% at December 31, 2012. The low level of sensitivity reflects our continuing efforts to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure, required to be performed by federal regulation, measures the impact of an immediate change in interest rates in 100 basis point increments on the economic value of equity ratio. The economic value of equity ratio is defined as the economic value of the estimated cash flows from assets and liabilities as a percentage of economic value of cash flows from total assets. The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300	3%	12.71%	4%	12.49%
+200	0%	12.80%	1%	12.62%
+100	-2%	12.66%	-3%	12.54%
-	0%	12.54%	0%	12.31%
-100	-1%	11.97%	1%	11.56%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at September 30, 2013 given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

Results of Operations

We recorded net income of $14.2 million for the quarter ended September 30, 2013, a 42% increase over $10.0 million for the quarter ended September 30, 2012. Income allocable to common stockholders (after preferred stock dividends) was $13.8 million, or $1.54 per diluted share of common stock, for the quarter ended September 30, 2013 (a 45% increase in diluted earnings per share, or EPS). During the third quarter of 2013 we realized $3.8 million in gains related to the consolidation of the 2002 reverse mortgage securitization which more than offset a decrease of $2.6 million in securities gains. Investment management and fiduciary revenue, credit/debit card and ATM fees (largely related to our ATM division), and traditional banking business all increased during the third quarter of 2013 reflecting fundamental momentum in these businesses. Noninterest expenses for the third quarter of 2013 totaled $32.8 million compared to $32.2 million for the third quarter of 2013. The increase of $656,000, or 2%, was mainly due to increased salaries, benefits, and other compensation due to the improved performance, and a change in billing methodology by Cash Connect division, offset by a decrease in loan workout and OREO costs and regulatory expenses. Net interest margin increased $2.5 million due to several initiatives undertaken by us in late 2012 and into 2013.

Net income for the nine months of 2013 was $34.8 million as compared to $23.8 million for the nine months of 2012. Net income allocable to common stockholders was $33.2 million, or $3.72 per diluted share of common stock, compared to net income allocable to common stockholders of $21.7 million, or $2.47 per diluted share of common stock, for the nine months ended September 30, 2012, a 51% increase. Consistent with the quarterly results, the nine months of 2013 were impacted by improvements in investment management and fiduciary revenue and credit/debit card and ATM income and decreases in loan workout and OREO costs and regulatory expenses which also helped partially offset the $15.0 million decrease in security gains.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30, 2013
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$818,361	$9,877	4.83%	$718,046	$8,803	4.90%
Residential real estate loans (7)	249,476	2,455	3.94	276,681	2,980	4.31
Commercial loans	1,525,053	17,023	4.40	1,435,514	16,848	4.61
Consumer loans	287,555	3,353	4.63	283,704	3,372	4.73

Total loans	2,880,445	32,708	4.56	2,713,945	32,003	4.73
Mortgage-backed securities (4) (6)	711,659	3,527	1.98	829,930	4,344	2.09
Reverse mortgages and Investment securities (4) (5) (6)	112,237	794	3.66	53,392	158	1.27
Other interest-earning assets	38,054	87	0.91	31,187	9	0.11

Total interest-earning assets	3,742,395	37,116	4.01	3,628,454	36,514	4.03

Allowance for loan losses	(42,315)			(46,808)
Cash and due from banks	80,586			70,366
Cash in non-owned ATMs	424,125			362,332
Bank-owned life insurance	63,030			63,315
Other noninterest-earning assets	131,780			118,330

Total assets	$4,399,601			$4,195,989

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$563,409	$121	0.09%	$404,185	$53	0.05%
Money market	764,973	238	0.12	759,944	431	0.23
Savings	388,132	50	0.05	390,275	83	0.08
Customer time deposits	512,689	1,123	0.87	716,676	2,365	1.31

Total interest-bearing customer deposits	2,229,203	1,532	0.27	2,271,080	2,932	0.51
Brokered certificates of deposit	174,690	141	0.32	283,345	305	0.43

Total interest-bearing deposits	2,403,893	1,673	0.28	2,554,425	3,237	0.50
FHLB of Pittsburgh advances	651,993	482	0.29	389,745	1,403	1.41
Trust preferred borrowings	67,011	339	1.98	67,011	369	2.15
Senior Debt	55,000	943	6.86	20,924	353	6.60
Other borrowed funds (8)	133,077	273	0.82	129,293	259	0.80

Total interest-bearing liabilities	3,310,974	3,710	0.45	3,161,398	5,621	0.71

Noninterest-bearing demand deposits	669,807			590,133
Other noninterest-bearing liabilities	32,756			33,757
Stockholders’ equity	386,064			410,701

Total liabilities and stockholders’ equity	$4,399,601			$4,195,989

Excess of interest-earning assets over interest-bearing liabilities	$431,421			$467,056

Net interest and dividend income		$33,406			$30,893

Interest rate spread			3.56%			3.32%

Net interest margin			3.61%			3.41%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.
(6)	Average Balances and related yield are calculated using the fair value of available-for-sale securities.
(7)	Includes residential mortgage loans HFS
(8)	Includes bonds payable related to the reverse mortgage securitization trust consolidation

	Nine Months Ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$791,222	$28,143	4.74%	$729,599	$26,717	4.88%
Residential real estate loans (8)	254,154	7,631	4.00	276,400	9,211	4.44
Commercial loans	1,506,616	50,467	4.45	1,459,698	51,891	4.73
Consumer loans	285,772	10,027	4.69	285,701	10,244	4.79
Loans held for sale (7)	—	—	—	7,113	122	2.29

Total loans	2,837,764	96,268	4.52	2,758,511	98,185	4.76
Mortgage-backed securities (4) (6)	744,812	10,726	1.92	817,253	14,953	2.44
Reverse mortgages and investment securities (4) (5) (6)	84,001	1,461	2.91	50,152	335	0.99
Other interest-earning assets	34,924	134	0.51	33,208	27	0.11

Total interest-earning assets	3,701,501	108,589	3.94	3,659,124	113,500	4.16

Allowance for loan losses	(43,417)			(49,140)
Cash and due from banks	78,444			90,969
Cash in non-owned ATMs	421,573			363,497
Bank-owned life insurance	62,978			63,465
Other noninterest-earning assets	122,792			123,228

Total assets	$4,343,871			$4,251,143

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$544,125	$369	0.09%	$395,081	$157	0.05%
Money market	775,121	832	0.14	754,942	1,357	0.24
Savings	393,544	161	0.05	388,894	361	0.12
Customer time deposits	547,126	3,692	0.90	739,073	7,886	1.43

Total interest-bearing customer deposits	2,259,916	5,054	0.30	2,277,990	9,761	0.57
Brokered certificates of deposit	178,522	459	0.34	283,169	891	0.42

Total interest-bearing deposits	2,438,438	5,513	0.30	2,561,159	10,652	0.56
FHLB of Pittsburgh advances	561,357	1,376	0.32	466,266	4,985	1.40
Trust preferred borrowings	67,011	1,005	1.98	67,011	1,114	2.18
Senior Debt	55,000	2,830	6.86	7,026	353	6.60
Other borrowed funds (9)	141,719	823	0.77	136,282	895	0.88

Total interest-bearing liabilities	3,263,525	11,547	0.47	3,237,744	17,999	0.74

Noninterest-bearing demand deposits	638,289			574,708
Other noninterest-bearing liabilities	30,763			33,922
Stockholders’ equity	411,294			404,769

Total liabilities and stockholders’ equity	$4,343,871			$4,251,143

Excess of interest-earning assets over interest-bearing liabilities	$437,976			$421,380

Net interest income		$97,042			$95,501

Interest rate spread			3.47%			3.42%

Net interest margin			3.52%			3.49%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.
(6)	Average Balances and related yield are calculated using fair value of available-for-sale securities.
(7)	Represents loans held for sale in conjunction with asset disposition strategies.
(8)	Includes residential mortgage loans HFS.
(9)	Includes bonds payable related to the reverse mortgage securitization trust consolidation.

The net interest margin for the third quarter of 2013 was 3.61%, a 20 basis point increase compared to 3.41% for the third quarter of 2012. The increase in net interest margin from the third quarter of 2012 included one-time net adjustments totaling $446,000, largely related to prepayment and other fees on two loan relationships that were paid off at the end of the quarter. In addition, the net interest margin increased as a result of securities portfolio yield improvement, prudent deposit and loan pricing and improved balance sheet mix. This included several initiatives undertaken in late 2012 and into 2013, including mortgage-banking securities deleveraging strategy; the prepayment of higher rate Federal Home Loan Bank (“FHLB”) borrowing; and the intentional reduction in higher-cost CDs.

The interest margin for the nine months ended September 30, 2013 was 3.52% compared to the 3.49% for the same period in 2012. Similar to the quarterly discussion above, the margin increased due to one-time net adjustments, securities portfolio yield improvement, prudent deposit and loan pricing and favorable balance sheet mix based on several initiatives we had taken. Partially offsetting these increases were higher interest expenses due to the issuance of $55 million of Senior Notes in August 2012 to provide liquidity and capital flexibility at the holding company level, a decrease in our residential loans due to our strategy of reselling these loans, and a decline in our MBS portfolio.

Provision for Loan Losses

Our provision for loan losses is based on the inherent risk of our loans and considers various factors including collateral values, trends in asset quality, level of delinquent loans and concentrations. In addition, regional economic conditions are also taken into consideration. The provision for loan losses was $2.0 million and $5.9 million, respectively, for the three and nine months ended September 30, 2013, compared to $3.8 and $28.4 for the same period in 2012.

Our allowance for loan losses of $41.4 million at September 30, 2013 decreased $2.5 million from $43.9 million at December 31, 2012. In addition, the ratio of allowance to loan losses to total gross loans was 1.44% at September 30, 2013, compared to 1.58% at December 31, 2012. These decreases reflect that overall credit quality continued to improve over 2012 results:

•	Net charge-offs were $8.4 million for the nine months ended September 30, 2013 compared to $44.2 million for the nine months ended September 30, 2012.

•

Total problem loans (all criticized, classified, and non-performing loans) improved to 40.5% of Tier 1 Capital plus allowance for loan losses, compared to 52.5% at December 31, 2012 and 59.7% at September 30, 2012.

•	Nonperforming loans decreased to $38.2 million as of September 30, 2013 compared to $62.5 million as of December 31, 2012.

•

Total loan delinquency increased to 1.84% as of September 30, 2013, compared to 1.62% as of December 31, 2012 as a result of one $19.0 million relationship with a highly seasonal business. This relationship is evaluated monthly for accrual status.

	For the Nine Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Beginning balance	$43,922	$53,080
Provision for loan losses	5,880	28,379
Charge-offs:
Residential real estate	985	3,343
Commercial real estate	1,824	5,600
Construction	1,344	10,680
Commercial	2,311	11,920
Owner-occupied commercial	68	3,012
Overdrafts	734	813
Consumer	3,419	4,680

Total charge-offs	10,685	40,048

Recoveries:
Residential real estate	51	171
Commercial real estate	442	382
Construction	106	1,642
Commercial	900	1,482
Owner-occupied commercial	100	13
Overdrafts	315	297
Consumer	400	200

Total recoveries	2,314	4,187

Net charge-offs	8,371	35,861

Ending balance	$41,431	$45,598

Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.39%	1.75%

(1)	Ratios for the nine months ended September 30, 2013 and 2012 annualized.

Noninterest Income

Noninterest income increased $3.0 million during the third quarter of 2013 from the same period a year ago. Excluding securities gains in both periods, the reverse mortgage consolidation gain in 2013, the unanticipated BOLI income in 2012 and the impact from a Cash Connect billing change, noninterest income increased by $1.4 million, or 8% from the same period in 2012. This increase was primarily the result of growth in credit/debit card and fees (largely related to the ATM division), which increased $636,000, or 11%, and investment management and fiduciary revenue, which increased $578,000, or 18%, reflecting continued fundamental momentum in these businesses. The increase in noninterest income also reflected continued growth and success in the traditional banking franchise.

For the nine months ended September 30, 2013 noninterest income decreased $5.1 million to $60.4 million compared to the same period in 2012. Excluding the same items described in the paragraph above, noninterest income increased by $7.0 million. This increase was primarily the result of growth in investment management and fiduciary revenue of $1.9 million and a $1.2 million increase in credit/debit card and ATM fees (largely related to our ATM division) reflecting growth in all business lines. In addition, a billing methodology change related to our Cash Connect division increased noninterest income by $3.1 million in 2013 (which also increased noninterest expenses by a similar amount).

Noninterest Expense

Noninterest expense for the third quarter of 2013 increased $656,000, or 2% from the same period in 2012. Excluding the impact of a change in the method of billing by Cash Connect ($900,000, net), noninterest expenses decreased by $335,000 below the same period in the prior year. This decrease was mainly due to a $1.6 million reduction in loan workout and OREO costs, which were partially offset by a $706,000 increase in salaries, benefits and other compensation.

For the nine months ended September 30, 2013, noninterest expense increased $2.2 million, or 2% compared to the same period in 2012. Excluding the $2.8 million impact from the billing change at Cash Connect, noninterest expense decreased by $667,000. This was mainly due to a $3.5 million decrease in loan workout and OREO costs and a $1.2 million decrease in regulatory costs. These decreases were partially offset by a $2.5 million increase in salaries, benefits and other compensation costs related to our growth and increased incentives related to our improved performance.

Income Taxes

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $7.2 million and $18.4 million during the three and nine months ended September 30, 2013, respectively, compared to an income tax expense of $4.8 million and $12.7 million for the same periods in 2012.

The third quarter of 2013 included the recognition of $200,000 of tax benefits related to the completion of an IRS audit of our 2010 tax return. The third quarter of 2012 included the recognition of tax benefits related to $1.0 million of tax-free income from life insurance proceeds received from our BOLI investment. Our effective tax rate was 33.7% and 34.6% for the three and nine months ended September 30, 2013, respectively, compared to 32.3% and 34.9% during the same periods in 2012. Excluding the IRS audit impact and tax-free BOLI proceeds, our effective tax rates were 34.7% and 34.9% for the three and nine months ended September 30, 2013, respectively, compared to 34.7% and 35.8% during the same periods in 2012.

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

	September 30,	December 31,
	2013	2012
	(In Thousands)
Tangible Common Book Value per Share of Common Stock
End of period balance sheet data:
Stockholders’ equity	$373,951	$421,054
Goodwill and other intangible assets	(32,939)	(33,320)
Preferred equity, net of discount	—	(52,474)

Tangible common equity (numerator)	$341,012	$335,260

Shares of common stock outstanding (denominator)	8,844	8,773

Book value per share of common stock	$42.28	$47.99
Goodwill and other intangible assets	(3.72)	(3.80)
Preferred equity, net of discount	—	(5.98)

Tangible book value per share of common stock	$38.56	$38.21

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued Accounting Standards Update or ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). However, as the FASB and International Accounting Standards Board were not able to reach a converged solution with regards to offsetting requirements, they each developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions. We adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. The provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial position, the adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which allows an entity testing an indefinite-lived intangible asset for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. This update also addresses circumstances that a company should consider in interim periods, but does not remove the requirement for testing of indefinite-lived intangible assets for impairment annually and between annual tests if there is a change in events and circumstances. The provisions of ASU No. 2012-02 became effective for the interim reporting period ended March 31, 2013 and did not have a material effect on our Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension note). We adopted the provisions of ASU No. 2013-02 prospectively for reporting periods ending after December 15, 2012. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

In July 2013, the FASB issued ASU No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes “These amendments allow the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of UST (the rate on direct Treasury obligations of the U.S. government) and LIBOR (the London Interbank Offered Rate on swaps). The amendments were effective on a prospective basis for new or redesignated hedging relationships on July 17, 2013. The adoption of this amendment did not have material effect on our Consolidated Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to clarify the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption is not expected to have a material effect on our Consolidated Financial Statements.

RECENT LEGISLATION

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

On July 31, 2013, a Federal District Court judge ruled that the Federal Reserve inflated debit interchange fees when implementing the Durbin amendment of the Dodd-Frank Act in 2011. The judge ruled that the Federal Reserve erred in using criteria outside of the scope Congress intended to determine the fee cap, which the Federal Reserve set at 21 cents per transaction. The judge also ruled that the network options for both signature and PIN transactions were not set appropriately in accordance with the Dodd-Frank Act. The judge has stayed this decision to give the Federal Reserve time to adopt interim standards and has scheduled a conference with the parties on August 14, 2013. If not overturned on appeal, this ruling could significantly affect debit fees for the banking industry and for us. However, these developments are preliminary and the impact on us is not determinable at this time.

The many provisions of the Dodd-Frank Act are so extensive that implementation by regulators is still ongoing. Several of the key regulations included in the original law have been delayed since the law’s passing, making an assessment of the Dodd Frank Act’s full effect on us not possible at this time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference from Item 2, of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the quarter ended September 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated herein by reference to Note 12 – Legal Proceedings to the Consolidated Financial Statements

Item 1A.	Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2012, previously filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following tables represent information with respect to repurchases preferred stock made by us during the three months ended September 30, 2013.

Preferred
2013	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	$—	—	—
August	32,625	1,000.00	—	—
September	—	—	—	—

Total (1)	32,625	$1,000.00	—	—

(1)	The shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned by preferred stockholders.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(b)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(d)	Exhibit 101.INS – XBRL Instance Document
(e)	Exhibit 101.SCH – XBRL Schema Document
(f)	Exhibit 101.CAL – XBRL Calculation Linkbase Document
(g)	Exhibit 101.LAB – XBRL Labels Linkbase Document
(h)	Exhibit 101.PRE – XBRL Presentation Linkbase Document
(i)	Exhibit 101.DEF – XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date: November 12, 2013	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)