Form 10-K
period 2013-12-31
WSFS FINANCIAL CORP
filed 2014-03-17
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes   ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on NASDAQ as of June 30, 2013 was $451,284,893. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the outstanding shares.

As of March 6, 2014, there were issued and outstanding 8,911,334 Shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2014 are incorporated by reference in Part III hereof.

WSFS FINANCIAL CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to our financial goals, management’s plans and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “forecast,” “will,” “may,” “could,” “should,” “would,” “can” and similar expressions often signify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:

•

difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the market areas in which we operate and in which our loans are concentrated, including the effects of declines in housing markets, elevated unemployment levels and slowdowns in economic growth;

•	our level of nonperforming assets and the costs associated with resolving any problem loans;

•	changes in market interest rates which may increase funding costs and reduce earning asset yields thus reducing margin;

•	the impact of changes in interest rates and the credit quality and strength of underlying collateral and the effect of such changes on the market value of our investment securities portfolio;

•	the credit risk associated with the substantial amount of commercial real estate, construction and land development, and commercial and industrial loans in our loan portfolio;

•	possible additional loan losses and impairment of the collectability of loans;

•	the extensive state and federal regulation, supervision and examination governing almost all aspects of our operations;

•

changes in government regulation affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules and regulations being issued in accordance with this statute and potential expenses associated therewith;

•	possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations;

•	any impairment of our goodwill or other intangible assets;

•	failure of the financial and operational controls of our Cash Connect division;

•	the effects of problems encountered by other financial institutions that adversely affect us or the banking industry generally;

•	the success of our growth plans, including the successful integration of past and future acquisitions;

•	conditions in the financial markets may limit our access to additional funding to meet our liquidity needs;

•

our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate liquidity internally or raise capital on favorable terms;

•	negative perceptions or publicity with respect to our trust and wealth management business;

•	system failure or cybersecurity breaches of our network security;

ii

•	our ability to recruit and retain key employees;

•	regulatory limits on our ability to receive dividends from our subsidiaries; and

•	the effects of any damage to our reputation resulting from developments related to any of the items identified above.

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

iii

PART I

ITEM 1. BUSINESS

OUR BUSINESS

WSFS Financial Corporation (“WSFS,” the “Company” or “we”) is parent to Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), the seventh oldest bank and trust company in the United States continuously operating under the same name. A fixture in Delaware and contiguous areas of neighboring states, WSFS Bank has been in operation for 182 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution that has grown to become the largest independent bank or thrift holding company headquartered and operating in the State of Delaware, one of the top commercial lenders in the state, the third largest bank in terms of Delaware deposits and among the top trust companies in the country. For the eighth consecutive year, our Associates (what we call our employees) ranked us a “Top Workplace” in Delaware and for the third year in a row the readers of the Delaware News Journal voted us the “Top Bank” in the state. We state our mission simply: We Stand For Service.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.4 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and by offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits in our 52 offices located in Delaware (42), Pennsylvania (8), Virginia (1) and Nevada (1). We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches and mortgage and title services through those branches and through Pennsylvania-based Array Financial Group, Inc., and Arrow Land Transfer Company, which we acquired in 2013.

We offer trust and wealth management services through Christiana Trust, Cypress Capital Management, LLC (Cypress), WSFS Investment Group brokerage and our Private Banking group. The Christiana Trust division of WSFS Bank provides investment, fiduciary, agency and commercial domicile services from locations in Delaware and Nevada and has $8.9 billion in assets under administration. These services are provided to individuals and families as well as corporations and institutions. Christiana Trust provides these services to customers locally, nationally and internationally. Cypress is an investment advisory firm that manages more than $600 million of portfolios for individuals, trusts, retirement plans and endowments. WSFS Investment Group, Inc. markets various investment and insurance products through the Bank’s retail banking system. Our Private Banking group offers credit and deposit products to high net-worth individuals, and partners with our other wealth management units to offer the most appropriate fee-based products to these clients.

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $476 million in vault cash in more than 15,000 ATMs nationwide. They also provide online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 450 ATMs for WSFS Bank. This is, by far, the largest branded ATM network in Delaware.

We announced late in 2013 that we entered into an Agreement to merge with First Wyoming Financial Corporation. Following the merger, The First National Bank of Wyoming (FNB of Wyoming), the wholly owned subsidiary of First Wyoming Financial Corporation, will be merged with and into WSFS Bank. FNB of Wyoming reported approximately $307.7 million in assets and $249.7 million in deposits as of September 30, 2013 and serves its customers from six branch locations. The merger is subject to approval by First Wyoming Financial Corporation shareholders, regulatory approval and other customary closing conditions.

WSFS POINTS OF DIFFERENTIATION

While all banks offer similar products and services, we believe that WSFS, through its service model, has set itself apart from other banks in our market and the industry in general. In addition, community banks such as WSFS have been able to distinguish themselves from large national or international banks that fail to provide their customers with the service levels, responsiveness and local decision making they prefer. The following factors summarize what we believe are our points of differentiation:

Building Associate Engagement and Customer Advocacy

Our business model is built on a concept called Human Sigma, which we have implemented in our strategy of “Engaged Associates delivering Stellar Service growing Customer Advocates and value for our Owners”. The Human Sigma model, identified by Gallup, Inc., begins with Associates who have taken ownership of their jobs and therefore perform at a higher level. We invest significantly in recruitment, training, development and talent management as our Associates are the cornerstone of our model. This strategy motivates Associates and unleashes innovation and productivity to engage our most valuable asset, our Customers, by providing them with Stellar Service experiences. As a result, we build Customer Advocates, or Customers who have developed an emotional attachment to the Bank. Research studies continue to show a direct link between Associate engagement, customer advocacy and a company’s financial performance. Our success with this strategy creates a virtuous cycle, further building an environment of engagement and advocacy.

Surveys conducted for us by Gallup, Inc. indicate:

•

Our Associate Engagement scores consistently rank in the top quartile of companies polled. In 2013 our engagement ratio was 10.8:1, which means there were 10.8 engaged Associates for every disengaged Associate. This compares to a 2.6:1 ratio in 2003 and a national average of 1.53:1. Gallup, Inc. defines “world-class” as 11.7:1.

•

Our customer advocacy scores rank in the top 11% of all companies. In 2013, 44% of our customers ranked us a “five” out of “five,” strongly agreeing with the statement “I can’t imagine a world without WSFS” and nearly 69% of our customers ranked us a “five” out of “five,” strongly agreeing with the statement “WSFS is the perfect bank for me.”

By fostering a culture of engaged and empowered Associates, we believe we have become the employer and bank of choice in our market. In 2013, for the fifth year in a row, we were recognized by The Wilmington News Journal as a “Top Work Place” for large corporations in the State of Delaware. Also in 2013, and for the third consecutive year, a News Journal survey of its readers also ranked us the “Top Bank” in Delaware, indicating the strength of our focus on customer service.

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

WSFS Bank offers:

•	One primary point of contact. Each of our relationship managers is responsible for understanding his or her Customers’ needs and bringing together the right resources in the Bank to meet those needs.

•	A customized approach to our Customers. We believe this gives us an advantage over our competitors who are too large or centralized to offer customized products or services.

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

Strong Market Demographics

Delaware is situated in the middle of the Washington, DC—New York corridor which includes the urban markets of Philadelphia and Baltimore. The state benefits from this urban concentration as well as from a unique political, legal, tax and business environment. Additionally, Delaware is one of only nine states with a AAA bond rating from the three predominant rating agencies. Delaware’s rate of unemployment, median household income and rate of population growth all compare favorably to national averages.

(Most recent available statistics)	Delaware	National Average
Unemployment (For December 2013) (1)	6.2%	6.7%
Median Household Income (2008-2012) (2)	$60,119	$53,046
Population Growth (2010-2013) (3)	3.1%	2.4%

(1)	Bureau of Labor Statistics, Economy at a Glance;
(2)	U.S. Census Bureau, State & County Quick Facts; (3) U.S. Census Bureau, Population Estimates

Balance Sheet Management

We put a great deal of focus on actively managing our balance sheet. This manifests itself in:

•

Prudent capital levels. Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2013, our tangible common equity ratio was 7.69%. All regulatory capital levels for WSFS Bank maintained a meaningful cushion above well-capitalized levels. WSFS Bank’s Tier 1 capital ratio was 13.16% as of December 31, 2013, more than $250 million in excess of the 6% “well-capitalized” level, and our total risk-based capital ratio was 14.36%, more than $151 million above the “well-capitalized” level of 10.00%.

•

Disciplined Lending. We maintain discipline in our lending with a particular focus on portfolio diversification and granularity. Diversification includes limits on loans to one borrower as well as industry and product concentrations. We supplement this portfolio diversification with a disciplined underwriting process and the benefit of knowing our customers. We have also taken a proactive approach to identifying trends in our local economy and have responded to areas of concern. As a result we improved all criticized, classified and nonperforming loans to 29.7% of Tier 1 capital plus Allowance for Loan Losses (“ALLL”) from 52.5% at December 31, 2012. We diversify our loan portfolio to limit our exposure to any single type of credit. Such discipline supplements careful underwriting and the benefits of knowing our customers.

•

Focus on credit quality. We seek to control credit risk in our investment portfolio and use this portion of our balance sheet primarily to help us manage liquidity and interest rate risk, while providing marginal income and tax relief. Our philosophy and pre-purchase due diligence has allowed us to avoid the significant investment write-downs taken by many of our bank peers during the recent economic downturn (only $86,000 of other-than-temporary impairment charges recorded during this economic cycle).

Disciplined Capital Management

We understand that our capital (or stockholders’ equity) belongs to our stockholders. They have entrusted this capital to us with the expectation that it will earn an appropriate return relative to the risk we take. Mindful of this balance, we prudently, but aggressively, manage our capital.

Strong Performance Expectations and Alignment with Stockholder Priorities

We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in return on assets (ROA), return on tangible common equity (ROTCE) and earnings per share (EPS) growth. Management incentives are, in large part, based on driving performance in these areas. More details on management incentive plans are included in our proxy statement.

Following a period of strong investment in and building of our company from 2009 to 2011, we turned our focus to optimizing these ample investments and growing our bottom line, while continuing to improve asset quality. Our investment phase provides a platform for significant growth of our franchise through both our core banking and fee-based businesses and an opportunity to leverage investment to bottom line results for our stockholders.

During 2013, our performance reflected the early stages of this harvesting phase. In 2013, fully diluted earnings per share grew 56% from prior year levels. WSFS reported ROA of 1.07% and core ROA exceeding 1% for the year, and improving during the year so that core ROA stood at 1.05% in the final quarter of 2013.

Growth

Our successful long-term trend in lending and deposit gathering, along with the success of our Wealth Management Group at growing assets under administration and Cash Connect at growing its customer base and customer cross-sell, has been the result of a focused strategy that provides service, responsiveness and careful execution in a consolidating marketplace. We plan to continue to grow by:

•

Developing talented, service-minded Associates. We have successfully recruited Associates with strong ties to, and the passion to serve, their communities to enhance our service in existing markets and to provide a strong start in new communities. We also focus efforts on developing talent and leadership from our current Associate base to better equip those Associates for their jobs and prepare them for leadership roles at WSFS.

•	Embracing the Human Sigma concept. We are committed to building Associate Engagement and Customer Advocacy as a way to differentiate ourselves and grow our franchise.

•	Developing new products through innovation and utilization of new technologies.

•	Continuing strong growth in commercial lending by:

•	Offering local decision-making by seasoned banking professionals.

•	Executing our community banking model that combines Stellar Service with the banking products and services our business customers demand.

•	Adding seasoned lending professionals that have helped us win customers in our Delaware and southeastern Pennsylvania markets.

•	Aggressively growing deposits. We have energized our retail branch strategy by combining Stellar Service with an expanded and updated branch network. We plan to continue to grow deposits by:

•	Offering products through an expanded and updated branch network.

•	Providing a Stellar Service experience to our Customers.

•	Further expanding our commercial Customer relationships with deposit and cash management products.

•	Finding creative ways to build deposit market share such as targeted marketing programs.

•	Selectively opening new branches, including in preferred southeastern Pennsylvania locations.

•

Seeking strategic acquisitions. In 2013 we completed the acquisition of Array and Arrow, doubling our mortgage originations and leveraging our investments in southeastern Pennsylvania. Additionally, in November, we announced that we had entered a definitive agreement to merge with First Wyoming Financial Corporation, pursuant to which the First National Bank of Wyoming (DE) (“First Wyoming”) the wholly owned subsidiary of First Wyoming Financial Corporation, will merge with and into our Bank. We believe the merger will enhance our franchise in Kent County, Delaware, diversifying our revenues and improving core funding and liquidity. The First Wyoming merger is subject to customary closing conditions, including regulatory approval, and we expect to close this transaction in the third quarter of 2014. Both acquisitions are strategic for our company and financially attractive with earnings accretion expected in the first year following the acquisition. Over the next several years we expect our growth will be approximately 80% organic and 20% through acquisition, although each year’s growth will reflect the opportunities available to us at the time.

•

Exploring new niche businesses and continuing to expand existing niche businesses such as Cash Connect. We are an organization with an entrepreneurial spirit and are open to the risk/reward proposition that comes with such businesses.

Innovation

Our organization is committed to product and service innovation as a means to drive growth and to stay ahead of changing customer demands and emerging competition. Our organization has a focus on developing a strong “culture of innovation” that solicits, captures, prioritizes, and executes innovation initiatives, from product creation to process improvements. We intend to leverage technology and innovation to grow our business and to successfully execute on our strategy.

Values

Our values address integrity, service, accountability, transparency, honesty, growth and desire to improve. They are the core of our culture, they make us who we are and we live them every day.

At WSFS we:

•	Do the right thing.

•	Serve others.

•	Are open and candid.

•	Grow and improve.

Results

Our focus on these points of differentiation has allowed us to grow our core franchise and build value for our stockholders. Since 2008, our commercial loans have grown from $1.6 billion to $2.4 billion, a strong 7% compound annual growth rate (CAGR). Over the same period, customer funding has grown from $1.5 billion to $3.0 billion, a 12% CAGR. More importantly, over the last decade, stockholder value has increased at a far greater rate than our banking peers. An investment of $100 in WSFS stock in 2003 would be worth $189 at December 31, 2013. By comparison, $100 invested in the Nasdaq Bank Index in 2003 would be worth $114 at December 31, 2013.

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

Montchanin provides asset management services and has one wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). Cypress is a Wilmington-based investment advisory firm servicing high net-worth individuals and institutions with $614 million in assets under management at December 31, 2013.

The Trust is our unconsolidated subsidiary, and was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities.

In addition to the subsidiaries listed above, as of December 31, 2013 we also had one consolidated variable interest entity (“VIE”), SASCO 2002-RM1 (“SASCO”), which is a reverse mortgage securitization trust.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY

Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CREDIT EXTENSION ACTIVITIES

Over the past several years we have focused on growing the more profitable segments of our loan portfolio. Our current portfolio lending activity is concentrated on lending to small- to mid-sized businesses in the mid-Atlantic region of the United States, primarily in Delaware, contiguous counties in Pennsylvania, Maryland and New Jersey as well as in northern Virginia. Since 2009, our commercial and industrial (“C&I”) loans have increased by $476.4 million, or 43%. Our C&I loans, including owner-occupied commercial real estate loans, accounted for approximately 55% of our loan portfolio in 2013 compared to 45% in 2009. Based on current market conditions, we expect our focus on growing C&I loans to continue into 2014 and beyond.

The following table shows the composition of our loan portfolio at year-end for the last five years.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Types of Loans
Commercial real estate:
Commercial mortgage	$725,193	25.0%	$631,365	23.2%	$626,739	23.1%	$625,379	24.2%	$524,380	21.2%
Construction	106,074	3.6	133,375	4.9	106,268	3.9	140,832	5.5	231,625	9.3

Total commercial real estate	831,267	28.6	764,740	28.1	733,007	27.0	766,211	29.7	756,005	30.5
Commercial (1)	810,882	27.9	704,491	25.9	1,460,812	53.9	1,239,102	48.1	1,120,807	45.2
Commercial — owner occupied (1)	786,360	27.1	770,581	28.3	—	—	—	—	—	—

Total commercial loans	2,428,509	83.6	2,239,812	82.3	2,193,819	80.9	2,005,313	77.8	1,876,812	75.7
Consumer loans:
Residential real estate	221,520	7.6	243,627	8.9	274,105	10.5	308,857	12.6	348,873	14.4
Consumer	302,234	10.4	289,001	10.6	290,979	10.7	309,722	12.0	300,648	12.1

Total consumer loans	523,754	18.0	532,628	19.5	565,084	21.2	618,579	24.6	649,521	26.5

Gross loans	$2,952,263	101.6	$2,772,440	101.8	$2,758,903	102.1	$2,623,892	102.4	$2,526,333	102.2
Less:
Deferred fees (unearned income)	6,043	0.2	4,602	0.2	3,234	0.1	2,185	0.1	2,098	0.1
Allowance for loan losses	41,244	1.4	43,922	1.6	53,080	2.0	60,339	2.3	53,446	2.1

Net loans (2)	$2,904,976	100.0%	$2,723,916	100.0%	$2,702,589	100.0%	$2,561,368	100.0%	$2,470,789	100.0%

(1)	Prior to 2012, owner occupied commercial loans were included in commercial loan balances.
(2)	Excludes $31,491; $12,758; $10,185; $14,522 and $8,366 of residential mortgage loans held-for-sale at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

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

	Less than One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial mortgage loans	$78,415	$416,238	$230,540	$725,193
Construction loans	20,754	50,975	34,345	106,074
Commercial loans	288,816	316,936	205,130	810,882
Commercial Owner Occupied loans	80,799	276,302	429,259	786,360
Residential real estate loans (1)	4,866	3,779	212,875	221,520
Consumer loans	19,360	36,621	246,253	302,234

	$493,010	$1,100,851	$1,358,402	$2,952,263

Rate sensitivity:
Fixed	$63,024	$462,983	$471,060	$997,067
Adjustable (2)	429,986	637,868	887,342	1,955,196

Gross loans	$493,010	$1,100,851	$1,358,402	$2,952,263

(1)	Excludes loans held-for-sale.
(2)	Includes hybrid adjustable-rate mortgages.

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

Commercial, commercial mortgage and construction lending have higher levels of risk than residential mortgage lending. These loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and may be more subject to adverse conditions in the commercial real estate market or in the general economy. The majority of our commercial and commercial real estate loans are concentrated in Delaware, southeastern Pennsylvania (Chester and Delaware counties) and nearby areas.

We offer commercial real estate mortgage loans on multi-family properties and on other commercial real estate. Generally, loan-to-value ratios for these loans do not exceed 80% of appraised value at origination.

Our commercial mortgage portfolio was $725.2 million at December 31, 2013. Generally, this portfolio is diversified by property type, with no type representing more than 29% of the portfolio. The largest type is retail-related (shopping centers, malls and other retail) with balances of $202.2 million. The average loan size of a loan in the commercial mortgage portfolio is $773,000 and only 27 loans are greater than $5 million, with three loans greater than $10 million.

We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with automatic conversion to mini-permanent loans (1-5 years) upon completion of construction. These construction loans are short-term, usually not exceeding two years, with interest rates indexed to our WSFS prime rate, the “Wall Street” prime rate or

London InterBank Offered Rate (“LIBOR”), in most cases, and are adjusted periodically as these rates change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of each credit, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial business development staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2013, $165.6 million was committed for construction loans, of which $106.1 million, or less than 4% of gross loans, was outstanding. Residential construction and land development (“CLD”), one of the hardest-hit sectors through the recent economic downturn, represented only $99.0 million, or 3%, of the loan portfolio and 20% of Tier 1 capital (Tier 1 + ALLL). Our commercial CLD portfolio was only $25.0 million, or 1%, of total loans, and our “land hold” loans, which are land loans not currently being developed, were only $24.0 million, or less than 1%, of total loans, at December 31, 2013.

Commercial and industrial and owner occupied commercial loans make up the remainder of our commercial portfolio and include loans for working capital, financing equipment and real estate acquisitions, business expansion and other business purposes. These loans generally range in amounts of up to $25 million (with a few relationships exceeding this level) with an average loan balance in the portfolio of $345,000 and terms ranging from less than one year to seven years. The loans generally carry variable interest rates indexed to our WSFS prime rate, national prime rate or LIBOR. As of December 31, 2013, our commercial and industrial and owner occupied commercial loan portfolios were $1.6 billion and represented 55% of our total loan portfolio. These loans are diversified by industry, with no industry representing more than 16% of the portfolio.

Federal law limits the extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $76 million), or 25% if the difference is secured by collateral having a market value that can be determined by reliable and continually available pricing. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit, but do not include unfunded loan commitments. At December 31, 2013, no borrower had collective (relationship) outstandings exceeding these legal lending limits. Only eight commercial relationships, when all loans related to the relationship are combined, reach outstanding balances in excess of $25.0 million.

Residential Real Estate Lending.

Generally, we originate residential first mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance for up to 35% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. We do not have any significant concentrations of such insurance with any one insurer. On a very limited basis, we have originated or purchased loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2013, the balance of all such loans was approximately $1.7 million.

Generally, our residential mortgage loans are underwritten and documented in accordance with standard underwriting criteria published by the FHLMC and other secondary market participants to assure maximum eligibility for subsequent sale in the secondary market. Typically, we sell only those loans originated specifically with the intention to sell on a “flow” basis.

To protect the propriety of our liens, we require title insurance be obtained. We also require fire, extended coverage casualty and flood insurance (where applicable) for properties securing residential loans. All properties securing our residential loans are appraised by independent, licensed and certified appraisers and are subject to review in accordance with our standards.

The majority of our adjustable-rate, residential real estate loans have interest rates that adjust yearly after an initial period. The change in rate for the first adjustment date could be higher than the typical limited rate change of two percentage points at each subsequent adjustment date. Adjustments are generally based upon a margin (currently 2.75% for U.S. Treasury index; 2.50% for LIBOR index) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Federal Reserve Board.

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

In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically one year. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower. We had no repurchases during the years ended December 31, 2013, 2012 and 2011.

We have a limited amount of loans originated as subprime loans, $7.6 million, at December 31, 2013 (less than 0.5% of total loans) and no negative amortizing loans or interest-only first mortgage loans.

Consumer Lending.

Our primary consumer credit products (excluding first mortgage loans) are home equity lines of credit and equity-secured installment loans. At December 31, 2013, home equity lines of credit outstanding totaled $193.3 million and equity-secured installment loans totaled $69.2 million. In total, these product lines represented 86.8% of total consumer loans. Some home equity products grant a borrower credit availability of up to 100% of the appraised value (net of any senior mortgages) of their residence. Maximum loan to value (“LTV”) limits are 89% for primary residences and 75% for all other properties. At December 31, 2013, we had $360.2 million in total commitments for home equity lines of credit. Home equity lines of credit offer customers potential Federal income tax advantages, the convenience of checkbook access, revolving credit features for a portion of the life of the loan and typically are more attractive in a low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured. The risk on installment products like home equity loans is mitigated as they amortize over time.

The following table shows our consumer loans at year-end, for the last five years.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans
	(Dollars in Thousands)
Equity secured installment loans	$69,230	22.9%	$59,091	20.4%	$74,721	25.7%	$82,188	26.5%	$102,727	34.2%
Home equity lines of credit	193,255	63.9	195,936	67.8	192,917	66.3	205,244	66.3	177,407	59.0
Personal loans	16,397	5.4	12,408	4.3	7,192	2.5	6,834	2.2	5,489	1.8
Unsecured lines of credit	13,147	4.4	9,197	3.2	8,378	2.9	7,758	2.5	7,246	2.4
Other	10,205	3.4	12,369	4.3	7,771	2.6	7,648	2.5	7,779	2.6

Total consumer loans	$302,234	100.0%	$289,001	100.0%	$290,979	100.0%	$309,722	100.0%	$300,648	100.0%

Loan Originations, Purchases and Sales.

We engage in traditional lending activities primarily in Delaware, southeastern Pennsylvania, and contiguous areas of neighboring states. As a federal savings bank, however, we may originate, purchase and sell loans throughout the United States. We have purchased limited amounts of loans from outside our normal lending area when such purchases are deemed appropriate. We originate fixed-rate and adjustable-rate residential real estate loans through our banking offices.

During 2013, we originated $350.8 million of residential real estate loans. This compares to originations of $208.1 million in 2012. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. In both 2013 and 2012, there were no such purchases. Residential real estate loan sales totaled $194.8 million in 2013 and $176.1 million in 2012. We sell certain newly originated mortgage loans in the secondary market as a means of generating fee income to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. We hold certain fixed-rate mortgage loans for investment, consistent with our current asset/liability management strategies.

At December 31, 2013, we serviced approximately $121.9 million of residential mortgage loans for others, compared to $144.0 million at December 31, 2012. We also serviced residential mortgage loans for our own portfolio totaling $258.9 million and $243.6 million at December 31, 2013 and 2012, respectively.

We originate commercial real estate and commercial loans through our commercial lending division. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2013, we originated $965.6 million of commercial and commercial real estate loans compared to $901.9 million in 2012. To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial loan portfolio, typically through loan participations. Commercial loan sales totaled $4.4 million and $1.0 million in 2013 and 2012, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans. We also periodically buy participations from other banks. Commercial loan participation purchases totaled $23.3 million and $43.1 million in 2013 and 2012, respectively.

Our consumer lending activity is conducted mainly through our branch offices and referrals from other parts of our business. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.

We offer government-insured reverse mortgages to our customers. Our activity has been limited to acting as a correspondent originator for these loans. During 2013, we originated, and sold $3.2 million in reverse mortgages compared to $3.6 million during 2012.

Any significant modification or additional exposure to one borrowing relationship exceeding $3.5 million must be approved by the Senior Management Loan Committee (“SLC”). The Executive Committee of the Board of Directors reviews the minutes of the SLC meetings. The Executive Committee also approves new credit exposures exceeding $10 million and new credit exposures in excess of $5 million for customers with higher risk profiles, larger existing relationship exposures, or multiple policy exceptions. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a $25 million “House Limit” to any one borrowing relationship. In rare circumstances, we will approve exceptions to the “House Limit”. Our policy allows for only fifteen such relationships with an aggregate exposure of 10% of Tier I Capital plus Allowance for Loan Losses (“ALLL”). Currently, we have eight relationships exceeding this limit. At December 31, 2013, the aggregate exposure over “House Limit” totaled 11.62% of Tier I Capital plus ALLL. Those eight relationships were approved to exceed the “House Limit” because the credit profile was deemed strong, or because of a long relationship history with the borrower(s).

During the third quarter of 2013, we obtained the right to execute a clean-up call on the underlying collateral of a reverse mortgage securitization. This event triggered a consolidation of the assets and liabilities of the securitization trust on our balance sheet in accordance with ASC 810-05-9, Consolidation of VIEs, which describes how to determine when a reporting entity should include the assets, liabilities, noncontrolling interest, and results of activities of a VIE in its consolidated financial statements. As a result, we consolidated $40.5 million of reverse mortgage loans, as well as other assets and liabilities. Our existing investment in reverse mortgages was combined with the consolidated reverse mortgage loans for a total of $37.3 million at December 31, 2013. See Note 6 to the Consolidated Financial Statements for more information on these loans.

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

Most loan fees are not recognized in our consolidated statements of operations immediately, but are deferred as adjustments to yield in accordance with U.S. generally accepted accounting principles (“GAAP”), and are reflected in interest income over the expected life of the loan. Those fees represented interest income of $2.5 million, $2.1 million, and $1.2 million during 2013, 2012, and 2011, respectively. Loan fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties. The overall increase in loan fee income was the result of the growth in certain loan categories during 2013 and 2012.

LOAN LOSS EXPERIENCE, PROBLEM ASSETS AND DELINQUENCIES

Our results of operations can be negatively impacted by nonperforming assets, which include nonaccruing loans, nonperforming real estate investments, assets acquired through foreclosure and restructured loans. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in our opinion, collection is doubtful, or when principal or interest is past due 90 days and collateral is insufficient to cover principal and interest payments. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the accretion of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectability of principal and interest.

We endeavor to manage our portfolio to identify problem loans as promptly as possible and take immediate actions to minimize losses. To accomplish this, our Loan Administration and Risk Management Department monitors the asset quality of our loans and investments in real estate portfolios and reports such information to the Credit Policy, Audit and Executive Committees of the Board of Directors and the Bank’s Controller’s Department.

SOURCES OF FUNDS

We manage our liquidity risk and funding needs through our treasury function, Asset/Liability Committee and Investment Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2013, net loan growth resulted in the use of $207.0 million in cash. The loan growth was primarily due to our continued success increasing corporate and small business lending. We expect this trend to continue. As a result of increased deposit growth, our loan-to-total customer funding ratio at December 31, 2013 was 98%, exceeding our 2013 strategic goal of 100%. We have significant experience managing our funding needs through both borrowings and deposit growth.

As a financial institution, we have access to several sources of funding. Among these are:

•	Deposit growth

•	Brokered deposits

•	Borrowing from the Federal Home Loan Bank (“FHLB”)

•	Federal Reserve Discount Window access

•	Other borrowings such as repurchase agreements

•	Cash flow from securities and loan sales and repayments

•	Net income

Our branch expansion and renovation program has been focused on expanding our retail footprint in Delaware and southeastern Pennsylvania and attracting new customers in part to provide additional deposit growth. However, in recent years we have purposefully reduced reliance on higher-cost, typically single-service certificate of deposit (CD) accounts. Core customer deposit growth (deposits excluding CDs) was strong, equaling $67.0 million, or 3%, during 2013.

Deposits. WSFS is the largest independent full-service bank and trust institution headquartered and operating in Delaware. The Bank primarily attracts deposits through its retail branch offices and loan production offices, in Delaware’s New Castle, Sussex and Kent Counties, as well as nearby southeastern Pennsylvania and Annandale, Virginia.

We offer various deposit products to our customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposit. In addition, we accept “jumbo” certificates of deposit with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

The following table shows the maturities of certificates of deposit of $100,000 or more as of December 31, 2013:

Maturity Period	December 31, 2013
(In Thousands)
Less than 3 months	$93,486
Over 3 months to 6 months	39,141
Over 6 months to 12 months	29,990
Over 12 months	58,528

$221,145

Federal Home Loan Bank Advances

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), we are able to obtain FHLB advances. At December 31, 2013, we had $638.1 million in FHLB advances with a weighted average rate of 0.30%. Outstanding advances from the FHLB had rates ranging from 0.16% to 1.52% at December 31, 2013. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. We are required to purchase and hold shares of capital stock in the FHLB in an amount at least equal to 4.60% of our borrowings from them, plus 0.35% of our member asset value. As of December 31, 2013, our FHLB stock investment totaled $35.9 million.

We received no dividends from the FHLB during 2012 or 2011. However, in February 2012, the FHLB declared and began to pay a dividend on capital stock. For additional information regarding FHLB Stock, see Note 10 to the Consolidated Financial Statements.

The FHLB is rated AA+, has a very high degree of government support and was in compliance with all regulatory capital requirements as of December 31, 2013. Based on these and other factors, we have determined there was no other-than-temporary impairment related to our FHLB stock investment as of December 31, 2013.

Trust Preferred Borrowings

In 2005, the Trust issued $67.0 million aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2013 and 2012, we purchased federal funds as a short-term funding source. At December 31, 2013, we had purchased $72.0 million in federal funds at an average rate of 0.28%, compared to $85.0 million in federal funds at a rate of 0.27% at December 31, 2012.

During 2013, we sold securities under agreements to repurchase as a funding source. At both December 31, 2013 and 2012, we had sold $25.0 million of securities sold under agreements to repurchase with a fixed rate of 2.98% and a scheduled maturity of January 1, 2015. The underlying securities were MBS with a book value of $33.6 million as of December 31, 2013.

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

Senior Debt

In 2012, we issued and sold $55.0 million in aggregate principal amount of 6.25% Senior Notes due 2019 (the “Senior Debt”). The Senior Debt is an unsecured senior debt obligation and ranks equally with all of our other present and future unsecured, unsubordinated obligations. The Senior Debt is effectively subordinated to our secured indebtedness and structurally subordinated to the indebtedness of our subsidiaries. Interest payments on the Senior Debt are due quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. At our option, the Senior Debt is callable, in whole or in part, after 5 years at a price equal to the outstanding principal amount to be redeemed plus accrued and unpaid interest. The Senior Debt matures on September 1, 2019.

Reverse Mortgage Trust Bonds Payable

In conjunction with the aggregation of reverse mortgage related assets through the consolidation of a reverse mortgage securitization, mentioned earlier, we have also recognized the securitization bonds on our balance sheet. The bonds have a value of $21.9 million and carry a rate of 0.88%. We completed the legal call of the bonds on January 27, 2014.

PERSONNEL

As of December 31, 2013, we had 762 full-time equivalent Associates (employees). Our Associates are not represented by a collective bargaining unit. We believe our relationship with our Associates is very good, as evidenced by being named a “Top Workplace” by an independent survey of our Associates for the last eight years.

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

Our deposits are insured by the FDIC to the fullest extent allowed by law. As an insurer of bank deposits, the FDIC promulgates regulations, conducts examinations, requires the filing of reports and generally supervises the operations of all institutions to which it provides deposit insurance.

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

•

Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated, subject to various grandfathering and transition rules. Our trust preferred securities are currently grandfathered, but may not remain grandfathered under this legislation.

•	The prohibition on payment of interest on demand deposits has been repealed.

•

Field preemption of state laws applied to federal savings associations has been repealed. Now, state law is preempted with respect to federal savings associations to the same extent such laws would be preempted with respect to a national bank, that is, whenever the state law has a discriminatory intent or effect on a federal savings association compared to state-chartered institutions; the state law prevents or significantly interferes with a federal savings association’s federal powers; or the state law is preempted by a federal law other than the Home Owners Loan Act. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms. In addition, state laws are no longer preempted with respect to the activities of a federal savings association’s subsidiaries.

•	Deposit insurance had been permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts expired on December 31, 2012.

•	The deposit insurance assessment base has been changed to equal a depository institution’s total consolidated assets minus the sum of its average tangible equity during the assessment period.

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

•

The Federal Reserve can require a grandfathered unitary savings and loan holding company that conducts commercial or manufacturing activities or other nonfinancial activities in addition to financial activities to conduct all or part of its financial activities in an intermediate savings and loan holding company. The Federal Reserve is required to promulgate rules setting forth the criteria for when a grandfathered unitary savings and loan holding company would be required to establish an intermediate holding company, but to date it has not yet proposed any such rules.

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

RECENT LEGISLATION

In July 2013, the Board of Governors of the Federal Reserve System, FDIC and the OCC approved final rules (the “Final Capital Rules”) implementing revised capital rules to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III international capital standards. Among other things, the Final Capital Rules establish a new capital ratio of common equity Tier 1 capital of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets; increase the minimum ratio of Tier 1 capital ratio from 4% to 6% and include a minimum leverage ratio of 4%; place an emphasis on common equity Tier 1 capital and implement the Dodd-Frank Act phase-out of certain instruments from Tier 1 capital; and change the risk weights assigned to certain assets. Failure to meet these standards would result in limitations on capital distributions as well as executive bonuses. The Final Capital Rules will be applicable to us on January 1, 2015 with conservation buffers phasing in over the subsequent 5 years.

While it is still too early to fully analyze the impact of all aspects of the new regulatory guidance, we currently have strong capital levels and are significantly above well-capitalized levels under the current guidelines.

On July 31, 2013, a Federal District Court judge ruled that the Federal Reserve inflated debit interchange fees when implementing the Durbin amendment of the Dodd-Frank Act in 2011. The judge ruled that the Federal Reserve erred in using criteria outside of the scope Congress intended to determine the fee cap, which the Federal Reserve set at 21 cents per transaction. The judge also ruled that the network options for both signature and PIN transactions were not set appropriately in accordance with the Dodd-Frank Act. The case is currently on appeal at the D.C. Circuit Court of Appeals, where oral arguments were heard on January 17, 2014. If not overturned on appeal, this ruling could significantly affect debit fees for the banking industry and for us. However, these developments are preliminary and the impact on us is not determinable at this time.

The many provisions of the Dodd-Frank Act are so extensive that implementation by regulators is still ongoing. Several of the key regulations included in the original law have been delayed since the law’s passing, making an assessment of the Dodd Frank Act’s full effect on us not possible at this time.

Regulation of the Company

General. We are a registered savings and loan holding company and are subject to the regulation, examination, supervision and reporting requirements of the OCC.

We are also a public company subject to the reporting requirements of the United States Securities and Exchange Commission (the “SEC”). Certain reports that we file with or furnish to the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available free of charge on the investor relations page of our website at www.wsfsbank.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

Sarbanes-Oxley Act of 2002. In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Section 404 of the Sarbanes-Oxley Act, and regulations adopted by the SEC, require us to include in our Annual Reports on Form 10-K a report stating management’s responsibility to establish and maintain adequate internal controls over financial reporting and management’s conclusion on the effectiveness of the internal controls at year end. Additionally, our independent registered public accounting firm is required to attest to and report on management’s evaluation of internal control over financial reporting.

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

We are a grandfathered unitary thrift holding company. Should we lose that status, we will be constrained in our ability to acquire companies or business lines that engage in non-banking activities, and may be required to divest any companies that we already own that engage in non-banking activities.

Safe and Sound Banking Practices. Savings and loan holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute violations of laws or regulations. For example, for bank holding companies, the Federal Reserve Board’s Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so. The Federal Reserve Board can assess civil money penalties for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

Source of Strength. In accordance with FDIA, we are expected to act as a source of financial and managerial strength to the Bank. Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it.

The Dodd-Frank Act has added additional guidance regarding the source of strength doctrine and has directed the regulatory agencies to promulgate regulations to increase the capital requirements for holding companies to a level that matches those of banking institutions.

Dividends. The principal source of the holding company’s cash is from dividends from the Bank. Our earnings and activities are affected by federal, state and local laws and regulations. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve Board that holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the Federal Reserve Board’s policy statement. The Federal Reserve Board’s Regulation LL also requires advance notice to the Federal Reserve Board before a bank may make a dividend payment.

In 2009, the Federal Reserve Board issued a supervisory letter providing greater clarity to its policy statement on the payment of dividends by holding companies. In this letter, the Federal Reserve Board stated that when a holding company’s board of directors is deciding on the level of dividends to declare, it should consider, among other things, the following factors: (i) overall asset quality, potential need to increase reserves and write down assets, and concentrations of credit; (ii) potential for unanticipated losses and declines in asset values; (iii) implicit and explicit liquidity and credit commitments, including off-balance sheet and contingent liabilities; (iv) quality and level of current and prospective earnings, including earnings capacity under a number of plausible economic scenarios; (v) current and prospective cash flow and liquidity; (vi) ability to serve as an ongoing source of financial and managerial strength to depository institution subsidiaries insured by the FDIC, including the extent of double leverage and the condition of subsidiary depository institutions; (vii) other risks that affect the holding company’s financial condition and are not fully captured in regulatory capital calculations; (viii) level, composition, and quality of capital; and (ix) ability to raise additional equity capital in prevailing market and economic conditions (the “Dividend Factors”). It is particularly important for a holding company’s board of directors to ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. In addition, a holding company’s board of directors should strongly consider, after careful analysis of the Dividend Factors, reducing, deferring, or eliminating dividends when the quantity and quality of the holding company’s earnings have declined or the holding company is experiencing other financial problems, or when the macroeconomic outlook for the holding company’s primary profit centers has deteriorated. The Federal Reserve Board further stated that, as a general matter, a holding company should eliminate, defer or significantly reduce its distributions if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition, or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the holding company is operating in an unsafe and unsound manner.

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

Regulation of WSFS Bank

General. As a federally chartered savings institution, historically, the Bank was subject to regulation by the OTS. On July 21, 2011, regulation of the Bank shifted to OCC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank must file reports with the OCC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

Transactions with Affiliates; Tying Arrangements. The Bank is subject to certain restrictions in its dealings with us and our affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act, with additional limitations found in Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association, generally, is any company or entity which controls or is under common control with the savings association or any subsidiary of the savings association that is commonly controlled by an affiliate or a bank or savings association. In a holding company context, the parent holding company of a savings association (such as “the Company”) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and several other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) lend or otherwise extend credit to an affiliate that engages in any activity impermissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. The Home Owners’ Loan Act also prohibits the Bank or its subsidiaries from purchasing shares of an affiliate that is not a subsidiary or extending credit to an affiliate engaged in activities that are not permissible for bank holding companies.

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

The capital rule defines Tier 1 or core capital as common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits of mutual savings associations less certain intangible assets and, subject to certain limitations, mortgage and non-mortgage servicing rights, purchased credit card relationships and credit-enhancing interest only strips, and deferred tax assets. Tangible capital is given the same definition as core capital but is reduced by the amount of all the savings institution’s intangible assets except for limited amounts of mortgage servicing assets. The capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2013, the Bank was in compliance with both the core and tangible capital requirements.

The risk weights assigned by the risk-based capital regulation range from 0% for cash, U.S. government securities, and other assets to 100% for consumer and commercial loans, non-qualifying mortgage loans, assets more than 90 days past due and other assets. In determining compliance with the risk-based capital requirement, a savings institution may include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, non-withdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, allowance for loan losses up to 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Total capital is reduced by the amount of the institution’s reciprocal holdings of depository institution capital instruments and all equity investments. At December 31, 2013, the Bank was in compliance with the risk-based capital requirements.

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

Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100,000 to $250,000.

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

The FDIC assessment rates range from approximately 5 basis points to 45 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 3 basis points to 30 basis points (subject to applicable adjustments for unsecured debt and brokered deposits). If the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from 2 basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from 1 basis point to 25 basis points. The minimum reserve ratio of the Deposit Insurance Fund has increased to 1.35% of estimated annual insured deposits or assessment base, however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

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

Federal Reserve System. Pursuant to regulations of the Federal Reserve, a savings institution must maintain reserves against their transaction accounts. As of December 31, 2013, no reserves were required to be maintained on the first $12.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $67.1 million of transaction accounts and a reserve of 10% against all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets.

ITEM 1A. RISK FACTORS

Investing in our securities involves risks. You should carefully consider the following risks, in addition to the other information in this report, before deciding to invest in our securities.

Risks Related to WSFS

Difficult market conditions and unfavorable economic trends could adversely affect our industry and our business.

We are particularly exposed to downturns in the Delaware, mid-Atlantic and overall U.S. economy and housing markets. Since 2007, declines in the housing market combined with a weak economy and elevated unemployment have negatively impacted the credit performance of mortgage, construction and other loans and have resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. Unfavorable general economic trends, reduced availability of commercial credit and sustained high unemployment negatively impact the credit performance of commercial and consumer credit, resulting in increased write-downs. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and ability to access capital. A worsening of these conditions, such as a recession or economic slowdown, would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:

•	An increase in the number of customers unable to repay their loans in accordance with the original terms, which could result in a higher level of loan losses and provision for loan losses;

•	Impaired ability to assess the creditworthiness of customers as the models and approaches we use to select, manage and underwrite our customers become less predictive of future performance;

•

Impaired ability to estimate the losses inherent in our credit exposure as the process we use, which requires difficult, subjective and complex judgments based on forecasts of economic or market conditions that might impair the ability of our customers to repay their loans, becomes less accurate and thus less reliable;

•	Increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to commercial credit;

•

Changes in the regulatory environment, including regulations promulgated or to be promulgated under the Dodd-Frank Act, also could influence recognition of loan losses and our allowance for loan losses;

•	Downward pressure on our stock price; and

•	Increased competition due to intensified consolidation of the financial services industry.

Significant increases of nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.

Our nonperforming assets (which consist of nonaccrual loans, assets acquired through foreclosure and troubled debt restructurings), totaled $47.8 million at December 31, 2013. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for loan losses which reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on our earnings.

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

As of December 31, 2013, we owned investment securities classified as available-for-sale with an aggregate historical cost of $850.7 million and an estimated fair value of $817.1 million. Future changes in interest rates may reduce the market value of these and other securities.

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

Our commercial loan portfolio, which includes commercial and industrial loans, commercial real estate loans and construction and land development loans, totaled $2.4 billion at December 31, 2013, comprising 84% of net loans. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by our customers would adversely affect our earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, and the effects of general economic conditions on income-producing properties. A portion of our commercial real estate, construction and land development and commercial and industrial loan portfolios includes a balloon payment feature. A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

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

Concentration of loans in our primary markets may increase our risk.

Our success depends primarily on the general economic conditions and housing markets in the State of Delaware, southeastern Pennsylvania and northern Virginia, as a large portion of our loans are to customers in these markets. This makes us vulnerable to a downturn in the local economy and real estate markets in these areas. Declines in real estate valuations in these markets would lower the value of the collateral securing those loans, which could cause us to realize losses in the event of increased foreclosures. Local economic conditions have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. In addition, weakening in general economic conditions such as inflation, recession, unemployment, natural disasters or other factors beyond our control could negatively affect demand for loans, the performance of our borrowers and our financial results.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable or incurred losses in our loan portfolio, resulting in additions to our allowance. While we believe that our allowance for loan losses was appropriate at December 31, 2013, there is no assurance that it will be sufficient to cover future loan losses, especially if there is a significant deterioration in economic conditions. Material additions to our allowance could materially decrease our net income.

We are subject to extensive regulation which could have an adverse effect on our operations.

We are subject to extensive state and federal regulation, supervision and examination governing almost all aspects of our operations. The laws and regulations governing our business are intended primarily to protect depositors, our customers, the public, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, not our noteholders or shareholders. Since July 21, 2011, the Federal Reserve has been the primary federal regulator for the Company and the OCC has been the Bank’s primary regulator. The banking laws, regulations and policies applicable to us govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, and general business operations, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, establishment of new offices and the maximum interest rate that may be charged by law. In addition, federal and state banking regulators have broad authority to supervise our banking business, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation or administrative order. Failure to appropriately comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

We are subject to changes in federal and state banking statutes, regulations and governmental policies, and their interpretation or implementation Regulations affecting banks and other financial institutions in particular are undergoing continuous review and frequently change and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any changes in any federal and state law, as well as regulations and governmental policies could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects.

Regulation of the financial services industry has increased significantly since the financial crisis. The Dodd-Frank Act has resulted, or is likely to result, in new laws, regulations and regulatory supervisors that are expected to have an adverse impact on our operations, particularly through increased regulatory burden and compliance costs. Specifically, as a result of this legislation, we face the following changes, among others:

•	The Office of Thrift Supervision (“OTS”) has been eliminated. The OCC became our Bank’s primary regulator and the Federal Reserve Bank is our primary regulator.

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

•

Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated, subject to various grandfathering and transition rules. Our trust preferred securities are currently grandfathered, but may not remain grandfathered under this legislation.

•	Deposit insurance has been permanently increased to $250,000.

•	Deposit insurance assessment base calculations equal a depository institution’s total consolidated assets minus the sum of its average tangible equity during the assessment period.

•

The minimum reserve ratio of the FDIC’s Deposit Insurance Fund increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

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

•	Additional provisions, including some not specifically aimed at thrifts and thrift holding companies, that will nonetheless have an impact on us.

Further, pursuant to the Dodd-Frank Act, the CFPB recently issued a final rule requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The new rule also contains new disclosure requirements at mortgage loan origination and in monthly statements. These requirements will likely require significant personnel resources and could have a material adverse effect on our operations.

Some of the regulatory changes described above may have the consequence of increasing our expenses, decreasing our revenues and changing the activities in which we choose to engage. Many of these and other provisions of the Dodd-Frank Act remain subject to regulatory rulemaking and implementation, the effects of which are not yet known. We may be forced to invest significant management attention and resources to make any necessary changes related to the Dodd-Frank Act and any regulations promulgated thereunder, which may adversely affect our business, results of operations, financial condition or prospects. We cannot predict the specific impact and long-term effects the Dodd-Frank Act and the regulations promulgated thereunder will have on our financial performance, the markets in which we operate and the financial industry generally.

In addition to changes resulting from the Dodd-Frank Act, in July 2013, the Board of Governors of the Federal Reserve System, FDIC and the OCC approved final rules (the “Final Capital Rules”) implementing revised capital rules to reflect the requirements of the Dodd-Frank Act and the Basel III international capital standards. Among other things, the Final Capital Rules establish a new capital ratio of common equity Tier 1 capital of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets; increase the minimum ratio of Tier 1 capital ratio from 4% to 6% and include a minimum leverage ratio of 4%; place an emphasis on common equity Tier 1 capital and implement the Dodd-Frank Act phase-out of certain instruments from Tier 1 capital; and change the risk weights assigned to certain instruments. The Final Capital Rules will be applicable to us on January 1, 2015 with conservation buffers phasing in over the subsequent 5 years.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, Consumer Financial Protection Bureau, Drug Enforcement Administration, and Internal Revenue Service.

We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may be required to pay significantly higher FDIC premiums, special assessments, or taxes that could adversely affect our earnings.

The high level of bank failures during the recent financial crisis significantly depleted the FDIC’s Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect our earnings. The Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35%. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio on institutions with assets less than

$10 billion. The FDIC has not announced how it will implement this offset. In addition to the minimum reserve ratio, the FDIC must set a designated reserve ratio. The FDIC has set a designated reserve ratio of 2.0%, which exceeds the minimum reserve ratio.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution’s total consolidated assets minus its tangible equity instead of its deposits. While our FDIC insurance premiums initially will be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

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

Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions. At December 31, 2013, we had $39.0 million of goodwill and intangible assets. We evaluate goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount. Although we have determined that goodwill and other intangible assets were not impaired during 2013, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of the goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

Our Cash Connect division relies on multiple financial and operational controls to track and settle the cash it provides to its customers in the ATM industry.

The profitability of Cash Connect is reliant upon its ability to accurately and efficiently distribute, track, and settle large amounts of cash to its customers’ ATMs. This depends on the successful implementation and monitoring of a comprehensive series of financial and operational controls that are designed to help prevent, detect, and recover any potential loss of funds. These controls require the implementation and maintenance of complex proprietary software, the ability to track and monitor an extensive network of armored car companies, and the ability to settle large amounts of electronic funds transfer, or EFT, funds from various ATM networks. It is possible for those associated with armored car companies, ATM networks and processors, ATM operators, or other parties to misappropriate funds belonging to Cash Connect. Cash Connect has experienced such occurrences in the past. If our Cash Connect division’s established policies, procedures and controls are inadequate to prevent a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through any insurance maintained by us, it could result in an adverse impact on our earnings.

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

A weak economy, low demand and competition for credit may impact our ability to successfully execute our growth plan and adversely affect our business, financial condition, results of operations, reputation and growth prospects. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.

We regularly evaluate potential acquisitions and expansion opportunities. If appropriate opportunities present themselves, we expect to engage in selected acquisitions or other business growth initiatives or undertakings. We may not successfully identify appropriate opportunities, may not be able to negotiate or finance such activities and such activities, if undertaken, may not be successful.

We have in the past and may in the future pursue acquisitions, which may disrupt our business and adversely affect our operating results, and we may fail to realize all of the anticipated benefits of our pending acquisition of First Wyoming.

We have historically pursued acquisitions, and may seek acquisitions in the future. We may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, complete proposed acquisitions, successfully integrate acquired businesses into the existing operations, or expand into new markets. Once integrated, acquired operations may not achieve levels of revenues, profitability, or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies, and the diversion of management’s attention from other business concerns. We may not properly ascertain all such risks prior to an acquisition or prior to such a risk impacting us while integrating an acquired company. As a result, difficulties encountered with acquisitions could have a material adverse effect on our business, financial condition, and results of operations.

Furthermore, we must generally receive federal regulatory approval before we can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, future prospects, including current and projected capital levels, the competence, experience, and integrity of management, compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the Community Reinvestment Act, and the effectiveness of the acquiring institution in combating money laundering activities. In addition, we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. Consequently, we may not obtain regulatory approval for a proposed acquisition on acceptable terms or at all, in which case we would not be able to complete the acquisition despite the time and expenses invested in pursuing it.

The success of our pending acquisition of First Wyoming Financial Corporation, which we announced on November 25, 2013, will depend on, among other things, our ability to realize anticipated costs savings and to successfully combine our business with First Wyoming Financial Corporation in a manner that does not materially disrupt existing customer relationships or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

If the merger is not consummated, we will have incurred substantial costs that may adversely affect our financial results and operations.

We have incurred and will continue to incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of our financial advisor, accountants and attorneys. If the merger is not consummated, we will have incurred these costs from which we will have received little or no benefits.

We originate, sell, service and portfolio reverse mortgages, which subjects us to additional risks that could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.

We originate, sell, service and portfolio reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Generally, a reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until the borrower dies, moves out of the home or the home is sold. A decline in the demand for reverse mortgages may reduce the number of reverse mortgages we originate, and adversely affect our ability to sell reverse mortgages in the secondary market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to maintain their property or fail to pay taxes or home insurance premiums. A general increase in foreclosure rates may adversely impact how reverse mortgages are perceived by potential customers and thus reduce demand for reverse mortgages. Finally, we could become subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of elderly homeowners. All of the above factors could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.

We could experience an unexpected inability to obtain needed liquidity.

Liquidity is essential to our business, as we use cash to fund loans and investments, other interest-earning assets and deposit withdrawals that occur in the ordinary course of our business. We also are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Our principal sources of liquidity include customer deposits, FHLB borrowings, brokered certificates of deposit, sales of loans, repayments to the Bank from borrowers and paydowns and sales of investment securities. If our ability to obtain funds from these sources becomes limited or the costs to us of those funds increases, whether due to factors that affect us specifically, including our financial performance or the imposition of regulatory restrictions on us, or due to factors that affect the capital markets or other events, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then our ability to meet our obligations or grow our banking business would be adversely affected and our financial condition and results of operations could be harmed.

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

Our Trust and Wealth division is subject to a number of risks, including reputational risk.

Our Trust and Wealth division derives the majority of its revenue from noninterest income which consists of trust, investment and other servicing fees. Success in this business segment is highly dependent on reputation. Our ability to attract trust and wealth management clients is highly dependent upon external perceptions of this division’s level of service, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage the division’s and our reputation among existing customers and corporate clients, which could make it difficult for the Trust and Wealth division to attract new clients and maintain existing ones. Adverse developments with respect to the financial services industry may also, by association, negatively impact the division’s or our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Although we monitor developments for areas of potential risk to the division’s and our reputation and brand, negative perceptions or publicity could materially and adversely impact both revenue and net income.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

Failure in or breach of our computer systems and network infrastructure, or those of our third party vendors or other service providers, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and damage to our reputation, and may discourage current and potential customers from using our Internet banking services. As customer, public and regulatory expectations regarding operational and information security have increased, we have added additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing. We continue to investigate cost effective measures as well as insurance protection though these mitigation activities may not prevent future potential losses from system failures or cybersecurity breaches.

Threats to information security also exist in the processing of customer information through various other vendors and their personnel. The occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Key employees may be difficult to retain.

Our Associates are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. We invest significantly in recruitment, training, development and talent management as our Associates are the cornerstone of our model. If we were unable to continue to attract and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be materially adversely affected. As economic conditions improve, we may face increased difficulty in retaining top performers and critical skilled employees. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within the Company or could not be sourced in the market, our ability to manage our business may be hindered or impaired.

Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends.

We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our Common Stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our Bank and certain of our nonbank subsidiaries may pay us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location and certain additional information regarding our offices and other material properties as of December 31, 2013:

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
WSFS Bank Center Branch	Leased	2025	$578	$946,855
Main Office
500 Delaware Avenue
Wilmington, DE 19801
Union Street Branch	Leased	2022	311	50,485
211 North Union Street
Wilmington, DE 19805
Fairfax Shopping Center	Leased	2048	1,004	79,998
2005 Concord Pike
Wilmington, DE 19803
Prices Corner Shopping Center Branch	Leased	2023	348	121,551
3202 Kirkwood Highway
Wilmington, DE 19808
Pike Creek Shopping Center Branch	Leased	2015	194	113,375
4730 Limestone Road
Wilmington, DE 19808
University Plaza Shopping Center Branch	Leased	2041	919	55,855
100 University Plaza
Newark, DE 19702
College Square Shopping Center Branch	Leased	2026	159	103,451
115 College Square Drive
Newark, DE 19711
Airport Plaza Shopping Center Branch	Leased	2018	427	76,887
144 N. DuPont Hwy.
New Castle, DE 19720
Glasgow Branch	Leased	2022	5	49,978
2400 Peoples Plaza
Routes 40 & 896
Newark, DE 19702
Middletown Crossing Shopping Center	Leased	2027	428	64,842
400 East Main Street
Middletown, DE 19709
Dover Branch	Leased	2060	351	14,948
Dover Mart Shopping Center
290 South DuPont Highway
Dover, DE 19901
West Dover Loan Office (2)	Leased	2014	3	N/A
Greentree Office Center
160 Greentree Drive
Suite 103 & 105
Dover, DE 19904
Glen Mills Branch	Leased	2040	1,306	22,634
395 Wilmington-West Chester Pike
Glen Mills, PA 19342

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
Brandywine Branch	Leased	2014	$2	$31,617
Inside Safeway Market
2522 Foulk Road
Wilmington, DE 19810
Operations Center (3)	Owned		N/A	N/A
2400 Philadelphia Pike
Wilmington, DE 19703
Holly Oak Branch	Leased	2015	4	37,691
Inside Super Fresh
2105 Philadelphia Pike
Claymont, DE 19703
Hockessin Branch	Leased	2030	445	87,670
7450 Lancaster Pike
Wilmington, DE 19707
Lewes LPO	Leased	2018	30	81,064
Southpointe Professional Center
1515 Savannah Road, Suite 103
Lewes, DE 19958
Fox Run Shopping Center Branch	Leased	2025	539	71,611
210 Fox Hunt Drive
Route 40 & 72
Bear, DE 19701
Camden Town Center Branch	Leased	2049	581	36,489
4566 S. DuPont Highway
Camden, DE 19934
Rehoboth Branch	Leased	2029	567	40,966
Lighthouse Plaza
19335 Coastal Highway
Rehoboth, DE 19771
West Dover Branch	Owned		1,983	35,762
1486 Forest Avenue
Dover, DE 19904
Longneck Branch	Leased	2026	861	34,621
25926 Plaza Drive
Millsboro, DE 19966
Smyrna Branch	Leased	2048	901	40,375
Simon’s Corner Shopping Center
400 Jimmy Drive
Smyrna, DE 19977
Oxford, LPO	Leased	2017	N/A	7,777
59 South Third Street
Suite 1
Oxford, PA 19363
Greenville Branch	Owned		1,739	489,693
3908 Kennett Pike
Greenville, DE 19807
WSFS Bank Center (4)	Leased	2025	2,130	N/A
500 Delaware Avenue
Wilmington, DE 19801

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
Annandale, LPO	Leased	2017	N/A	$4,017
7010 Little River Tnpk.
Suite 330
Annandale, VA 22003
Oceanview Branch	Leased	2024	$935	34,414
69 Atlantic Avenue
Oceanview, DE 19970
Selbyville Branch	Leased	2018	6	11,359
38394 DuPont Boulevard
Selbyville, DE 19975
Lewes Branch	Leased	2048	226	26,441
34383 Carpenters Way
Lewes, DE 19958
Millsboro Branch	Leased	2029	914	12,214
26644 Center View Drive
Millsboro, DE 19966
Concord Square Branch	Leased	2016	45	25,181
4401 Concord Pike
Wilmington, DE 19803
Delaware City Branch	Owned		32	12,047
145 Clinton Street
Delaware City, DE 19706
West Newark Branch	Leased	2040	1,366	48,924
201 Suburban Plaza
Newark, DE 19711
Lantana Shopping Center Branch	Leased	2050	322	23,208
6274 Limestone Road
Hockessin, DE 19707
West Chester Branch	Leased	2047	71	29,480
400 East Market Street
West Chester, PA 19380
Edgmont Branch	Leased	2040	1,108	12,222
5000 West Chester Pike
Newtown Square, PA 19073
Branmar Branch	Leased	2061	1,033	111,075
1712 Foulk Road
Wilmington, DE 19810
Trolley Square	Leased	2042	249	45,738
9A Trolley Square
Wilmington, DE 19806
Milford	Leased	2015	28	6,688
688 North DuPont Highway
Milford, DE 19963
Seaford	Leased	2036	74	5,427
22820 Sussex Highway
Sussex Commons Shopping Center
Unit 19
Seaford, DE 19963

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
Media	Leased	2022	$93	$8,556
100 East State Street
Media, PA 19063
Plymouth Meeting	Leased	2016	21	13,829
450 Plymouth Road
Suite 306
Plymouth Meeting, PA 19462
Midway Shopping Center	Leased	2062	2,263	33,656
4601 Kirkwood Highway
Wilmington, DE 19808
Kennett Square Branch	Leased	2028	271	26,271
100 Old Forge Lane
Kennett Square, PA 19348
Cash Connect	Leased	2021	43	N/A
White Clay Mill
500 Creek View Road
Suite 100
Newark, DE 19711
Operations Center	Leased	2027	289	N/A
Silverside — Carr Corporate Center
409 Silverside Road
Wilmington, DE 19809
Cypress Capital Management	Leased	2014	N/A	N/A
1220 Market Street
Suite 704
Wilmington, DE 19801
Greenville Wealth Management Center	Leased	2032	363	N/A
3801 Kennett Pike
Suite C-200
Greenville, DE 19807
Las Vegas Wealth Management Center (5)	Leased	2013	N/A	N/A
101 Convention Center Drive
Suite P109
Las Vegas, NV 89109
Array Financial Group/Arrow Land Transfer Co.	Leased	2017	47	N/A
510 West Lancaster Ave.
Haverford, PA 19041

			$25,614	$3,186,942

(1)	The net book value of all investments in premises and equipment totaled $35.2 million at December 31, 2013
(2)	Location of Corporate Training Center.
(3)	Building is for sale.
(4)	Location of Corporate Headquarters.
(5)	Month to month while negotiating a lease extension.

ITEM 3. LEGAL PROCEEDINGS

As initially disclosed in 2011, we were served with a complaint, filed in U.S. Bankruptcy Court for the Eastern District of Pennsylvania, by a bankruptcy trustee relating to a former WSFS Bank customer. The complaint challenges the Bank’s actions relating to the repayment of an outstanding loan and also seeks to avoid and recover the pre-bankruptcy repayment of that loan, approximately $5.0 million. The matter has been captioned Goldstein v. Wilmington Savings Fund Society, FSB (In re: Universal Marketing, Inc.), Chapter 7, Case No. 09-15404 (ELF), Adv. Pro. No. 11-00512. We believe we acted appropriately and we are vigorously defending ourselves against the complaint.

Based upon available information we believe the estimate of the aggregate range of reasonably possible losses for this legal proceeding was from approximately $250,000 to approximately $5.0 million at December 31, 2013.

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

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “WSFS”. At December 31, 2013, we had 896 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

The closing market price of our Common Stock at December 31, 2013 was $77.53

		Stock Price Range
		Low	High	Dividends
2013	4th	$57.45	$79.85	$0.12
	3rd	52.35	63.66	0.12
	2nd	45.82	52.89	0.12
	1st	42.19	49.72	0.12

				$0.48

2012	4th	$40.46	$44.35	$0.12
	3rd	38.49	44.90	0.12
	2nd	35.98	41.03	0.12
	1st	35.95	43.94	0.12

				$0.48

COMPARATIVE STOCK PERFORMANCE GRAPH

The graph and table which follow show the cumulative total return on our Common Stock over the last five years compared with the cumulative total return of the Dow Jones Total Market Index and the Nasdaq Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total return on our Common Stock or the indices equals the total increase in value since December 31, 2008, assuming reinvestment of all dividends paid into the Common Stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2008 in our Common Stock and in each of the indexes. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN

COMPARED WITH PERFORMANCE OF SELECTED INDEXES

December 31, 2008 through December 31, 2013

	Cumulative Total Return
	2008	2009	2010	2011	2012	2013
WSFS Financial Corporation	$100	$54	$102	$78	$93	$171
Dow Jones Total Market Index	100	128	149	151	176	233
Nasdaq Bank Index	100	84	95	85	101	143

ITEM 6. SELECTED FINANCIAL DATA

	2013	2012	2011	2010	2009
	(Dollars in Thousands, Except Per Share Data)
At December 31,
Total assets	$4,515,763	$4,375,148	$4,289,008	$3,953,518	$3,748,507
Net loans (1)	2,936,467	2,736,674	2,712,774	2,575,890	2,479,155
Reverse mortgages related assets	37,328	19,229	15,722	11,746	11,653
Investment securities (2)	132,343	50,203	43,215	53,137	46,048
Other investments	36,201	31,796	35,765	37,790	40,395
Mortgage-backed securities (2)	684,773	850,656	812,856	700,926	669,059
Total deposits	3,186,942	3,274,963	3,135,304	2,810,774	2,561,871
Borrowings (3)	759,830	515,255	656,609	680,595	787,798
Trust preferred borrowings	67,011	67,011	67,011	67,011	67,011
Senior debt	55,000	55,000	—	—	—
Stockholders’ equity	383,050	421,054	392,133	367,822	301,800
Number of full-service branches	39	41	40	36	37
For the Year Ended December 31,
Interest income	$146,922	$150,287	$158,642	$162,403	$157,730
Interest expense	15,334	23,288	32,605	41,732	53,086

Net interest income	131,588	126,999	126,037	120,671	104,644
Noninterest income	80,151	86,693	63,588	50,115	50,241
Noninterest expenses	132,929	133,345	127,476	109,332	108,504
Provision (benefit) for income taxes	24,756	16,984	11,475	5,454	(2,093)
Net income	46,882	31,311	22,677	14,117	663
Dividends on preferred stock and accretion of discount	1,633	2,770	2,770	2,770	2,590
Net income (loss) allocable to common stockholders	45,249	28,541	19,907	11,347	(1,927)
Earnings (loss) per share allocable to common stockholders:
Basic	5.13	3.28	2.31	1.48	-0.30
Diluted	5.06	3.25	2.28	1.46	-0.30
Interest rate spread	3.51%	3.39%	3.49%	3.47%	3.10%
Net interest margin	3.56	3.46	3.60	3.62	3.30
Efficiency ratio	62.42	62.19	66.85	63.61	69.56
Noninterest income as a percentage of total revenue (4)	37.64	40.43	33.34	29.16	32.21
Return on average assets	1.07	0.73	0.56	0.37	0.02
Return on average equity	11.60	7.66	5.96	4.21	0.24
Return on tangible common equity (5)	13.60	9.15	7.03	4.35	NM
Average equity to average assets	8.62	9.58	9.34	8.84	7.86
Tangible equity to assets	7.69	8.93	8.41	8.52	7.73
Tangible common equity to assets	7.69	7.72	7.18	7.18	6.31
Ratio of nonperforming assets to total assets	1.40	1.43	2.14	2.35	2.19

(1)	Includes loans held-for-sale.
(2)	Includes securities available-for-sale.
(3)	Borrowings consist of FHLB advances, securities sold under agreement to repurchase and other borrowed funds.
(4)	Computed on a fully tax-equivalent basis.
(5)	Not a meaningful calculation as there was a net loss for 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, WSFS Bank, the seventh oldest bank continuously operating under the same name in the United States. As a federal savings bank, which was formerly chartered as a state mutual savings bank, we enjoy broader fiduciary powers than most other financial institutions. A fixture in the community, WSFS has been in operation for more than 182 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution that has grown to become the largest thrift holding company in the State of Delaware, one of the top commercial lenders in the state and the third largest bank in terms of Delaware deposits. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Service growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.4 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through retail deposits and commercial relationships. We service our customers primarily from our 52 offices located in Delaware (42), Pennsylvania (8), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

In July 2013 we added two new business units to WSFS Bank with the asset purchase of Array Financial Group, Inc. (“Array”), a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions, and a related entity, Arrow Land Transfer Company (“Arrow”), an abstract and title company.

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages nearly $476 million in vault cash in nearly 15,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 450 ATMs for the Bank, which has, by far, the largest branded ATM network in Delaware.

As a leading provider of ATM Vault Cash to the U.S. ATM industry, Cash Connect is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 13-year history, Cash Connect periodically has been exposed to theft from armored courier companies and consistently has been able to recover any losses through its risk management strategies.

The Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Investment Group, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC (“Cypress”) is a registered investment advisor with over $614 million in assets under management. Cypress’ primary market segment is high net worth individuals, and offers a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $8.9 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana Trust and WSFS Investment Group to deliver investment management and fiduciary products and services.

We have two consolidated subsidiaries, WSFS Bank and Montchanin Capital Management, Inc., or Montchanin. We also have one unconsolidated affiliate, WSFS Capital Trust III, or the Trust. WSFS Bank has two wholly-owned subsidiaries, WSFS Investment Group, Inc. and Monarch Entity Services LLC, or Monarch. Montchanin has one wholly-owned subsidiary, Cypress. In addition to the subsidiaries listed above, we also have one consolidated variable interest entity (“VIE”), SASCO 2002-RM1 (“SASCO”), which is a reverse mortgage securitization trust.

RESULTS OF OPERATIONS

We recorded net income of $46.9 million for the year ended December 31, 2013, a $15.6 million or 50% increase compared to $31.3 million for the year ended December 31, 2012, and a $24.2 million increase from $22.7 million for the year ended December 31, 2011. Income allocable to common stockholders (after preferred stock dividends) was $45.2 million, or $5.06 per diluted common share for the year ended December 31, 2013, compared to income allocable to common shareholders of $28.5 million, or $3.25 per diluted common share (a 55% increase in diluted EPS), and income of $19.9 million, or $2.28 per common share, for the years ended December 31, 2012 and 2011, respectively. Earnings for 2013 were impacted by a lower provision for loan losses which decreased $24.9 million to $7.2 million partially offset by securities gains which decreased by $17.9 million to $3.5 million. Net interest income increased during the year due to continued franchise loan growth and prudent balance sheet management. Additionally, we continue to have significant increases in wealth management income, credit/debit card and ATM income and mortgage banking activities. Noninterest expense decreased $416,000 when compared to December 31, 2012 due to management’s continued careful monitoring of operating expenses despite the growth in core revenue and corporate development costs. Salaries and benefits increased due to additional performance-driven incentive compensation costs, while loan workout and Other Real Estate Owned expenses continued to decrease due to our improved performance and the continued improvement in nonperforming assets and FDIC expenses from prior year levels.

Net Interest Income.  Net interest income increased $4.6 million, or 4%, to $131.6 million in 2013 from $127.0 million in 2012, while net interest margin increased 10 basis points to 3.56% in 2013 compared to 3.46% in 2012. The increase in net interest income was due to lending growth during 2013 and improvement in our balance sheet mix, combined with effective management of funding costs, such as the continued intentional reduction in higher-cost CDs and the prepayment of higher rate Federal Home Loan Bank (“FHLB”) borrowings in late 2012. In addition, net interest income and net interest margin have been favorably impacted by the consolidation of SASCO, a reverse mortgage securitization trust, in late 2013. Partially offsetting these increases in net interest income and net interest margin were the year-over-year reduced rates in our mortgage-backed securities (“MBS”) portfolio.

Net interest income increased $962,000, or 1%, to $127.0 million in 2012 from $126.0 million in 2011, while net interest margin decreased 14 basis points to 3.46% in 2012 compared to 3.60% in 2011. The increase in net interest income reflects lending growth during 2012 and was earned despite the impact of the successful completion of our Asset Strategies during the second quarter of 2012. Also favorably impacting net interest income was an improvement in our mix of loans combined with effective management of funding costs, both in deposit pricing and wholesale funding rates. The decrease in net interest margin was mainly due to significantly reduced rates in the MBS portfolio resulting from substantial sales and paydowns, with subsequent reinvestment at much lower market rates during 2012. During 2012 we completed our issuance of $55 million in aggregate principal amount of 6.25% Senior Notes due 2019 which also unfavorably impacted our net interest margin.

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

Year Ended December 31,	2013 vs. 2012			2012 vs. 2011
	Volume	Yield/Rate	Net	Volume	Yield/Rate	Net
			(In Thousands)
Interest Income:
Commercial real estate loans	$3,489	$(1,756)	$1,733	$(410)	$1,345	$935
Residential real estate loans	(944)	(1,034)	(1,978)	(1,219)	(1,093)	(2,312)
Commercial loans (1)	3,608	(4,450)	(842)	6,180	(3,891)	2,289
Consumer loans	106	(323)	(217)	(732)	(698)	(1,430)
Loans held for sale	72	(156)	(84)	61	61	122
Mortgage-backed securities	(2,207)	(3,082)	(5,289)	2,755	(10,706)	(7,951)
Investment securities (2)	463	731	1,194	77	263	(186)
Reverse mortgages related assets	67	1,720	1,787	1	133	134
FHLB Stock and deposits in other banks	4	327	331	(2)	46	44

Favorable (unfavorable)	4,658	(8,023)	(3,365)	6,711	15,067	(8,355)

Interest expense:
Deposits:
Interest-bearing demand	113	170	283	79	(238)	(159)
Money market	34	(670)	(636)	151	(1,289)	(1,138)
Savings	3	(217)	(214)	124	(1,158)	(1,034)
Customer time deposits	(2,343)	(2,476)	(4,819)	(821)	(3,196)	(4,017)
Brokered certificates of deposits	(340)	(195)	(535)	277	41	318
FHLB of Pittsburgh advances	1,183	(5,561)	(4,378)	(1,516)	(2,204)	(3,720)
Trust Preferred borrowings	—	(138)	(138)	—	105	105
Reverse mortgage bonds payable	60	—	60	—	—	—
Senior debt	2,462	13	2,475	648	648	1,296
Other borrowed funds	70	(122)	(52)	(196)	(772)	(968)

Unfavorable (favorable)	1,242	(9,196)	(7,954)	(1,254)	(8,063)	(9,317)

Net change, as reported	$3,416	$1,173	$4,589	$7,537	$(6,575)	$962

(1)	The tax-equivalent income adjustment is related to commercial loans.
(2)	The tax-equivalent income adjustment is related to municipal securities.

The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2013			2012			2011
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$797,384	$37,842	4.75%	$733,999	$36,109	4.92%	$742,692	$35,174	4.74%
Residential real estate loans	235,803	9,492	4.03	258,699	11,470	4.43	294,103	14,057	4.78
Commercial loans	1,519,320	67,768	4.43	1,458,601	68,610	4.67	1,337,954	66,320	4.97
Consumer loans	288,658	13,445	4.66	285,625	13,662	4.78	300,703	15,092	5.02
Loans held for sale (4)	18,922	591	3.12	20,127	675	3.35	5,978	279	4.67

Total loans	2,860,087	129,138	4.52	2,757,051	130,526	4.75	2,681,430	130,922	4.92
Mortgage-backed securities (5)	711,443	12,834	1.80	819,545	18,123	2.21	750,975	26,486	3.53
Investment securities (5)	95,795	1,692	2.50	51,333	498	1.07	44,923	683	1.52
Reverse mortgage related assets	25,777	2,867	11.12	16,505	1,080	6.54	13,557	535	3.95
Other interest-earning assets	34,516	391	1.13	32,617	60	0.18	36,707	16	0.04

Total interest-earning assets	3,727,618	146,922	3.97	3,677,051	150,287	4.11	3,527,592	158,642	4.53

Allowance for loan losses	(43,014)			(48,485)			(57,325)
Cash and due from banks	81,301			86,320			65,147
Cash in non-owned ATMs	411,988			368,256			347,885
Bank-owned life insurance	63,012			63,311			63,971
Other noninterest-earning assets	124,484			120,905			123,626

Total assets	$4,365,389			$4,267,358			$4,070,896

Year Ended December 31,	2013			2012			2011
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$566,848	$529	0.09%	$411,862	$246	0.06%	$329,227	$405	0.12%
Money market	779,023	1,123	0.14	764,109	1,759	0.23	724,263	2,897	0.40
Savings	391,047	217	0.06	388,659	431	0.11	355,743	1,465	0.41
Customer time deposits	530,496	4,712	0.89	716,686	9,531	1.33	765,620	13,548	1.77

Total interest-bearing customer deposits	2,267,414	6,581	0.29	2,281,316	11,967	0.52	2,174,853	18,315	0.84
Brokered certificates of deposit	177,396	599	0.34	269,682	1,134	0.42	201,618	816	0.40

Total interest-bearing deposits	2,444,810	7,180	0.29	2,550,998	13,101	0.51	2,376,471	19,131	0.81
FHLB advances	573,989	1,874	0.32	466,243	6,252	1.32	561,117	9,972	1.75
Trust preferred borrowings	67,011	1,342	1.98	67,011	1,480	2.17	67,011	1,375	2.02
Reverse mortgage trust bonds payable	6,757	60	0.88	—	—	—	—	—	—
Senior debt	55,000	3,771	6.86	19,085	1,296	6.68	—	—	—
Other borrowed funds (6)	143,131	1,107	0.77	135,030	1,159	0.86	150,116	2,127	1.42

Total interest-bearing liabilities	3,290,698	15,334	0.47	3,238,367	23,288	0.72	3,154,715	32,605	1.03

Noninterest-bearing demand deposits	638,397			586,173			508,613
Other noninterest-bearing liabilities	32,265			33,939			27,150
Stockholders’ equity	404,029			408,879			380,418

Total liabilities and stockholders’ equity	$4,365,389			$4,267,358			$4,070,896

Excess of interest-earning assets over interest-bearing liabilities	$436,920			$438,684			$372,877

Net interest and dividend income		$131,588			$126,999			$126,037

Interest rate spread			3.51%			3.39%			3.49%

Net interest margin			3.56%			3.46%			3.60%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes loans held-for-sale in conjunction with our asset strategies undertaken in 2012.
(5)	Includes securities available-for-sale at fair value.
(6)	Includes federal funds purchased and securities sold under agreement to repurchase

Provision for Loan Losses. We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, pursuant to accounting literature, which is discussed further in “Nonperforming Assets”. Our evaluation is based upon a review of the portfolio and requires significant, complex and difficult judgments. For the year ended December 31, 2013, we recorded a provision for loan losses of $7.2 million compared to $32.1 million in 2012 and $28.0 million in 2011. This decrease was primarily due to a broad improvement in the portfolio credit quality as indicated through significantly improved credit metrics, offset in part by loan growth experienced in 2013.

Noninterest Income. Noninterest income decreased $6.5 million to $80.2 million in 2013 from $86.7 million in 2012. Excluding the non-routine and other one-time items listed in the table below, noninterest income increased $5.3 million, or 8%, to $68.7 million in 2013 from $63.5 million in 2012.

	Twelve months ended
(In Thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Noninterest income (GAAP)	$80,151	$86,692	$63,588
Less: Securities gains, net	(3,516)	(21,425)	(4,878)
Unanticipated BOLI income	—	(1,007)	(1,239)
Billing change (Cash Connect) (1)	(4,108)	(797)	—
Reverse mortgage consolidation gain (2)	(3,801)	—	—

Adjusted noninterest income (non-GAAP)	$68,726	$63,463	$57,471

(1)	A change in the method of billing for armored car services by our Cash Connect division caused revenues and expenses for these services to be reported separately rather than netted together in our statement of operations beginning in the third quarter of 2012.
(2)	During the third quarter of 2013, we obtained the right to execute a clean-up call on the underlying collateral for our pool of reverse mortgages. A non-routine gain resulted from this transaction.

Wealth management income grew $2.2 million, or 17%, in 2013 compared to 2012, reflecting the continued expansion of the corporate and personal trust business lines as well as an increase in Private Banking jumbo mortgage products provided by the Array / Arrow acquisition in 2013. Credit/debit card and ATM fees increased by $1.4 million, or 6%, in 2013 compared to 2012, mostly due to additional product and service offerings and ATM income from Cash Connect® our ATM division, which grew fees by 17%. Mortgage banking revenues increased $1.1 million, or 40%, in 2013 partially due to the purchase of Array / Arrow during the third quarter of 2013, refinance activity, and growth in our retail lending division. Deposit service charges were essentially flat in 2013, as growth was offset by changes in customer behavior due to new regulatory requirements in late 2012.

Noninterest income increased $23.1 million to $86.7 million in 2012 from $63.6 million in 2011. Excluding the impact of the reconciling items in the table above, noninterest income increased $6.0 million, or 10%, to $63.5 million in 2012 from $57.5 million in 2011. Credit/debit card and ATM fees increased by $1.9 million, or 9%, in 2012 compared to 2011, most of which came from growth in Cash Connect. Wealth management income grew $1.4 million, or 12%, in 2012 compared to 2011. Mortgage banking revenues increased $1.3 million, or 87%, in 2012 compared to 2011, primarily driven by refinance activity and growth in the retail lending division. Deposit service charges increased $762,000, or 5%, in 2012 compared to 2011, due to overall Bank growth.

Noninterest Expenses. Noninterest expense in 2013 decreased $416,000 to $132.9 million from $133.3 million in 2012. Excluding the non-routine and other one-time items listed in the table below, noninterest expense decreased $782,000, or 1%, to $128.1 million in 2013 from $129.0 million in 2012.

	Twelve months ended
(In Thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Noninterest expenses (GAAP)	$132,929	$133,345	$127,477
Less: Billing change (Cash Connect) (1)	(4,108)	(797)	—
Corporate development costs (2)	(717)	—	(780)
“Right Here” advertising campaign	—	—	(961)
Prepayment penalties on FHLB advances	—	(3,662)	—

Adjusted noninterest expenses (non-GAAP)	$128,104	$128,886	$125,736

(1)	A change in the method of billing for armored car services by our Cash Connect division caused revenues and expenses for these services to be reported separately rather than netted together in our statement of operations beginning in the third quarter of 2012.
(2)	Corporate development costs were largely attributable to professional fees related to the Array Financial Group / Arrow Land Transfer Company acquisition that closed during the third quarter of 2013, the pending acquisition of First Wyoming Financial Corporation announced during the fourth quarter of 2013, and activities related to the calling and consolidating of the equity tranche SASCO of a 2002 reverse mortgage trust transaction.

In 2013, loan workout and REO related costs decreased by $4.3 million from the prior year due to broad improvement in our loan portfolio credit metrics. In addition, during 2013 we had lower regulatory costs, including a decrease in FDIC assessment fees of $2.2 million. Partially offsetting these decreases were higher salaries, benefits and other compensation, which increased $4.8 million, or 7%, mainly the result of higher performance-based compensation in 2013. Also, equipment expenses increased by $1.2 million, or 16%, mainly due to business growth.

Noninterest expense in 2012 increased $5.9 million, or 5%, to $133.3 million from $127.5 million in 2011. Excluding the reconciling items in the table above, noninterest expenses increased only 2% in 2012 compared to 2011. This increase reflected a full year of expenses related to branch expansion and renovation in 2011, and the relocation of our operation center in 2012. In addition, incentive costs increased by $1.2 million in 2012 compared to 2011, as a result of our improved performance in 2012. These increases were partially offset by expense management efforts including an expense management plan implemented in the second half of 2012.

Income Taxes. We recorded $24.8 million of tax expense for the year ended December 31, 2013 compared to tax expense of $17.0 million and $11.5 million for the years ended December 31, 2012 and 2011, respectively. The effective tax rates for the years ended December 31, 2013, 2012 and 2011 were 34.6%, 35.2% and 33.6%, respectively. The 2013, 2012 and 2011 income tax expenses reflect tax benefits of $0, $3,000 and $378,000, respectively, resulting from net reductions in unrecognized tax benefits for those years. Volatility in effective tax rates is impacted by the level of pretax income or loss, combined with the amount of tax-free income as well as the effects of unrecognized tax benefits. The provision for income taxes includes federal, state and local income taxes that are currently payable or deferred because of temporary differences between the financial reporting basis and the tax reporting basis of the assets and liabilities. Included in income taxes for 2013 was a deferred tax asset and corresponding valuation allowance recorded in connection with the consolidation of the reverse mortgage trust. During early 2014, this valuation allowance was removed. For additional information see Note 23 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets increased $140.6 million, or 3%, to $4.5 billion as of December 31, 2013 compared to $4.4 billion as of December 31, 2012. Included in this increase was a $199.8 million, or 7%, increase in net loans (including those held for sale) and a $18.1 million increase in reverse mortgage related assets. Total liabilities increased

$178.6 million during the year to $4.1 billion at December 31, 2013. This increase was primarily the result of an increase in FHLB advances of $261.8 million as of December 31, 2013 compared to December 31, 2012 and was partially offset by a decrease in customer deposits of $86.1 million.

Cash in non-owned ATMs.    During 2013, cash in non-owned ATMs managed by Cash Connect, our ATM unit, decreased $17.3 million, or 4%. Cash Connect serviced nearly 15,000 ATMs at December 31, 2013, as well as more than 450 WSFS-owned ATMs to serve customers in our markets.

Investment Securities.    Investment securities decreased $83.7 million to $817.1 million during 2013. Our portfolio of available-for-sale MBS was comprised of all GSE as of December 31, 2013. Our MBS were predominantly of short duration with a weighted average duration of 5.3 years at December 31, 2013. We own no collateralized debt obligations, bank trust preferred securities, Agency preferred securities or equity securities in other FDIC insured banks or thrifts. During 2013, we purchased $94.6 million of municipal bonds. The purpose was to improve return, diversify our investment portfolio and reduce our effective tax rate.

In addition, we own 50,833 shares of Visa Class B stock. The shares are restricted until a group of four distinct legal cases known collectively as “the Covered Litigation” are resolved. Two of the four cases have been definitively resolved. Once the Covered Litigation is concluded the shares will convert to Class A shares at a conversion rate which currently stands at 0.4206 and subject to change as the Covered Litigation are resolved. As of December 31, 2013, the carrying value of these shares was $0 on our Consolidated Statement of Condition.

Loans, net.    Net loans (including those held for sale) increased $199.8 million, or 7%, during 2013. Loan growth included commercial and industrial loans increases of $121.4 million, or 8% as well as $93.1 million, or 15%, in commercial real estate loan growth. Partially offsetting these increases were construction loans which decreased by $27.4 million, or 21%.

Goodwill and Intangibles.    Goodwill and intangibles increased $5.7 million during 2013 due to the acquisition of Array and Arrow during 2013. As a result of this acquisition; we recorded goodwill of $4.1 million and other intangibles of $2.4 million.

Customer Deposits.    Customer deposits decreased $86.1 million, or 3%, during 2013 to $3.0 billion. This decrease consisted of a decrease in jumbo certificates of deposit of $73.1 million, or 25%, and a decrease in customer time deposits (CDs under $100,000), of $80.0 million, or 25%. Partially offsetting these decreases was an increase in core deposit relationships (demand deposits, money market and savings accounts) of $67.0 million, or 3%, during 2013.

The table below depicts the changes in customer deposits during the last three years:

	Year Ended December 31,
	2013	2012	2011
	(Dollars In Millions)
Beginning balance	$3,104	$2,847	$2,562
Interest credited	5	10	19
Deposit (outflows) inflows, net	(91)	247	266

Ending balance	$3,018	$3,104	$2,847

Reverse Mortgage Related Assets.    Reverse mortgage related assets include reverse mortgage loans, SASCO 2002-RM1’s Class “O” certificates and the BBB-rated tranche of this reverse mortgage security.

For additional information on these reverse mortgage related assets, see Note 6 to our Consolidated Financial Statements

Borrowings and Brokered Deposits.    Borrowing and brokered deposits increased by $242.7 million during 2013. Included in the increase was $261.8 million of Federal Home Loan Bank Advances. Partially offsetting this increase was a decrease of $13.0 million in federal funds purchased and securities sold under agreements to repurchase, $4.2 million in other borrowed funds and $1.9 million in brokered deposits.

Stockholders’ Equity.    Stockholders’ equity decreased $38.0 million, or 9%, to $383.1 million at December 31, 2013 compared to $421.1 million at December 31, 2012. Capital in excess of par value decreased $44.5 million as a result of our redemption of preferred stock. In addition, other comprehensive income decreased $34.2 million during 2013, mainly due to a decrease in unrealized gains on available-for-sale securities. Partially offsetting these decreases was retained earnings which increased $40.7 million, or 9%, to $474.0 million during 2013, primarily as a result of earnings from the year less dividends paid.

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

The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2013 are shown in the following table:

	Less than One Year	One to Five Years	Over Five Years	Total
(Dollars in Thousands)
Interest-rate sensitive assets:
Commercial loans (2)	$1,195,746	$287,061	$67,152	$1,549,959
Real estate loans (1) (2)	723,867	210,829	118,088	1,052,784
Mortgage-backed securities	90,673	316,287	277,813	684,773
Consumer loans (2)	218,390	49,775	34,070	302,235
Investment securities	52,475	31,980	84,089	168,544
Loans held-for-sale (2)	31,491	—	—	31,491
Reverse mortgage related assets	4,627	12,919	20,162	37,708

Total Assets	2,317,269	908,851	601,374	3,827,494

	Less than One Year	One to Five Years	Over Five Years	Total
(Dollars in Thousands)
Interest-rate sensitive liabilities:
Money market and interest-bearing demand deposits	1,068,283	—	457,835	1,526,118
Retail certificates of deposit	139,402	96,084	1,479	236,965
FHLB advances	615,925	22,166	—	638,091
Savings accounts	191,866	—	191,866	383,732
Brokered certificates of deposit	168,310	417	—	168,727
Other borrowed funds	96,739	25,000	—	121,739
Jumbo certificates of deposit	117,710	103,435	—	221,145
Trust preferred securities	67,011	—	—	67,011
Senior notes	—	—	55,000	55,000

Total Liabilities	2,465,246	247,102	706,180	3,418,528

(Deficiency) excess of interest-rate sensitive assets over interest-rate liabilities (“interest-rate sensitive gap”)	$(147,977)	$661,749	$(104,806)	$408,966

One-year interest-rate sensitive assets/interest-rate sensitive liabilities	94.00%
One-year interest-rate sensitive gap as a percent of total assets	-3.28%

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

NONPERFORMING ASSETS

Nonperforming assets include nonaccruing loans, nonperforming real estate, assets acquired through foreclosure and restructured commercial, mortgage and home equity consumer debt. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

The following table shows our nonperforming assets and past due loans at the dates indicated:

At December 31,	2013	2012	2011	2010	2009
(Dollars in Thousands)
Nonaccruing loans:
Commercial	$4,305	$4,861	$23,080	$21,577	$9,463
Owner-occupied commercial (1)	5,197	14,001	—	—	—
Commercial mortgages	8,565	12,634	15,814	9,490	1,021
Construction	1,158	1,547	22,124	30,260	44,680
Residential mortgages	8,432	9,989	9,057	11,739	9,959
Consumer	3,293	4,728	1,018	3,701	818

Total nonaccruing loans	30,950	47,760	71,093	76,767	65,941
Assets acquired through foreclosure	4,532	4,622	11,695	9,024	8,945
Restructured loans (2)	12,332	10,093	8,887	7,107	7,274

Total nonperforming assets	$47,814	$62,475	$91,675	$92,898	$82,160

Past due loans:
Residential mortgages	$533	$786	$887	$465	$1,221
Commercial and commercial mortgages	—	—	78	—	105
Consumer	—	—	—	—	97

Total past due loans	$533	$786	$965	$465	$1,423

Ratio of nonaccruing loans to total loans (3)	1.05%	1.73%	2.58%	2.93%	2.61%
Ratio of allowance for loan losses to gross loans (3)	1.40	1.58	1.92	2.30	2.12
Ratio of nonperforming assets to total assets	1.06	1.43	2.14	2.35	2.19
Ratio of loan loss allowance to nonaccruing loans	133.26	91.96	74.66	78.60	81.05

(1)	Prior to 2012, owner-occupied commercial loans were included in commercial loans.
(2)	Accruing Loans only; Nonaccruing TDR’s are included in their respective categories of nonaccruing loans.
(3)	Total loans exclude loans held-for-sale.

Nonperforming assets decreased $14.7 million between December 31, 2012 and December 31, 2013. As a result, nonperforming assets as a percentage of total assets decreased from 1.43% at December 31, 2012 to 1.06% at December 31, 2013. Nonperforming loans improved from 1.73% of total loans to 1.05% as new migration continues to be outweighed by pay downs, charge-offs and migration of assets to Other Real Estate Owned (OREO).

The following table provides an analysis of the change in the balance of nonperforming assets during the last three years:

Year Ended December 31,	2013	2012	2011
(In Thousands)
Beginning balance	$62,475	$91,675	$92,898
Additions	30,367	73,170	89,842
Collections	(29,725)	(46,514)	(40,695)
Collections from loan dispositions	—	(14,305)	—
Transfers to accrual	(1,702)	(552)	(8,474)
Charge-offs/write-downs	(13,601)	(40,999)	(41,896)

Ending balance	$47,814	$62,475	$91,675

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

At December 31, 2013, we did not have a material amount of loans which had not been classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused us to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

As of December 31, 2013, we had $113.2 million of loans which, although performing at that date, required increased supervision and review. They may, depending on the economic environment and other factors, become nonperforming assets in future periods. The amount of such loans at December 31, 2012 was $120.0 million. The majority of these loans are secured by commercial real estate, with others being secured by residential real estate, inventory and receivables.

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

The allowance for loan losses of $41.2 million at December 31, 2013 decreased $2.7 million from $43.9 million at December 31, 2012. In addition, the ratio of allowance for loan losses to total gross loans was 1.40% at December 31, 2013, compared to 1.58% at December 31, 2012. These decreases reflect the following items:

•	A decrease in problem loans (all criticized, classified and nonperforming loans)

•	Total problem loans improved to 33.6% of Tier 1 capital plus the allowance for loan losses at December 31, 2013, compared to 52.5% at December 31, 2012, reflecting:

•	Favorable risk-rating migration,

•	Problem asset disposition efforts, and

•	Prudent credit management.

•	Improved credit metrics of the loan portfolio:

•	Nonperforming loans decreased from $45.7 million at December 31, 2012 to $31.0 million at December 31, 2013,

•

Total loan delinquency decreased from $45.0 million, or 1.62% of total loans at December 31, 2012, to $22.4 million, or 0.76% of total loans at December 31, 2013, with performing loan delinquency a very low 0.28% of total loans at December 31, 2013 compared to 0.40% of total loans at December 31, 2012, and

•	Our construction loan portfolio, a portfolio that experienced significant losses over the last five years and typically has a higher loss content, continued to trend favorably:

•	Nonperforming construction loans improved from $1.5 million at December 31, 2012 to only $1.2 million at December 31, 2013 and

•	Delinquent construction loans went from $825,000 at December 31, 2012 to $1.2 million at December 31, 2013. The $1.2 million is one loan and no performing loan delinquency occurs.

During 2013, net charge-offs were $9.9 million or 0.33%, of average loans. This compares to net charge-offs for the year ended December 31, 2012 of $41.2 million or 1.49% of average loans.

The table below represents a summary of changes in the allowance for loan losses during the periods indicated:

Year Ended December 31,	2013	2012	2011	2010	2009
(Dollars in Thousands)
Beginning balance	$43,922	$53,080	$60,339	$53,446	$31,189
Provision for loan losses	7,172	32,053	27,996	41,883	47,811
Charge-offs:
Commercial Mortgage	1,915	6,517	7,446	3,902	1,453
Construction	1,749	10,820	11,602	14,972	14,479
Commercial	2,636	12,806	9,419	9,458	5,796
Owner-occupied Commercial (1)	1,225	5,076	—	—	—
Residential real estate	1,226	3,857	3,165	2,241	1,164
Consumer	3,905	5,613	5,332	5,974	2,458
Overdrafts	1,008	1,113	869	1,019	1,216

Total charge-offs (2)	13,664	45,802	37,833	37,566	26,566

Recoveries:
Commercial Mortgage	685	405	334	126	4
Construction	989	1,761	582	1,495	375
Commercial	1,003	1,536	897	375	150
Owner-occupied Commercial (1)	128	13	—	—	—
Residential real estate	122	176	211	26	38
Consumer	483	337	206	179	65
Overdrafts	404	363	348	375	380

Total recoveries	3,814	4,591	2,578	2,576	1,012

Net charge-offs	9,850	41,211	35,255	34,990	25,554

Ending balance	$41,244	$43,922	$53,080	$60,339	$53,446

Net charge-offs to average gross loans outstanding, net of unearned income	0.33%	1.49%	1.32%	1.39%	1.01%

(1)	Prior to 2012, owner-occupied loans were included in commercial loan balances.
(2)	Total Charge-Offs for 2012 include $16.4 million related to our Asset Strategies completed during 2012.

The allowance for loan losses is allocated by major portfolio type. As these portfolios have seasoned, they have become a source of historical data in projecting delinquencies and loss exposure. However, such allocations are not a guarantee of when future losses may occur and/or the actual amount of losses. While we have allocated the allowance for loan losses by portfolio type in the following table, the entire reserve is available for any loan category to utilize. The allocation of the allowance for loan losses by portfolio type at the end of each of the last five years and the percentage of outstanding loans in each category to total gross loans outstanding at such dates follow:

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in Thousands)
Commercial mortgage	$6,932	16.8%	$8,079	22.6%	$7,556	22.6%	$10,564	23.8%	$6,160	20.7%
Construction	3,326	8.1%	6,456	4.8%	4,074	3.8%	10,019	5.4%	10,922	9.2%
Commercial	12,751	30.9%	13,663	25.5%	24,302	53%	26,556	47.2%	24,834	44.4%
Owner-Occupied Commercial (1)	7,638	18.5%	6,108	27.8%	—	—%	—	—%	—	—%
Residential real estate	3,078	7.5%	3,124	8.8%	6,544	10%	3,952	11.8%	4,073	13.8%
Consumer	6,494	15.7%	5,631	10.5%	10,604	10.6%	9,248	11.8%	7,457	11.9%
Complexity Risk	1,025	2.5%	861	—%	—	—%	—	—%	—	—%

Total	$41,244	100.0%	$43,922	100.0%	$53,080	100.0%	$60,339	100.0%	$53,446	100.0%

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

At December 31, 2013, we were classified as well-capitalized, the highest regulatory defined level, and in compliance with all regulatory capital requirements. Additional information concerning our regulatory capital compliance is included in Note 9 to the Consolidated Financial Statements.

Since 1996, the Board of Directors has approved several stock repurchase programs to acquire common stock outstanding. We did not acquire any shares in 2013 or 2012. At December 31, 2013, we held 9.6 million shares of our common stock as treasury shares. At December 31, 2013, we had 506,000 shares remaining under our current share repurchase authorization.

In 2009, under the U.S. Treasury’s Capital Purchase Plan (“CPP”), we issued and sold 52,625 shares of senior preferred stock to the U.S. Treasury, having a liquidation amount equal to $1,000 per share, or $52.6 million, as well as a 10-year warrant to purchase 175,100 shares of common stock at an exercise price of $45.08. In 2012, the Treasury held a public auction where it sold its entire preferred stock holding in us. In September, 2012, we entered into an agreement with the U.S. Treasury pursuant to which we repurchased the warrant for $1.8 million. During 2013, we received approval from our primary regulators to redeem our outstanding $52.6 million Fixed-Rate Cumulative Perpetual Preferred Stock, Series A. During August 2013 we completed the redemption of the preferred stock using available cash on hand. Additional information concerning the CPP is included in Note 18 to the Consolidated Financial Statements.

We completed a private placement to Peninsula Investment Partners, L.P. (Peninsula) in 2009, pursuant to which we issued and sold 862,069 shares of common stock for a total purchase price of $25.0 million, and a 10-year warrant to purchase 129,310 shares of our common stock at an exercise price of $29.00 per share. Additional information concerning the Peninsula transaction is included in Note 20 to the Consolidated Financial Statements.

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

CONTRACTUAL OBLIGATIONS

At December 31, 2013, we had contractual obligations relating to operating leases, long-term debt, data processing and credit obligations. These obligations are summarized below. See Notes 7, 10 and 16 to the Consolidated Financial Statements for further discussion.

	Total	Less than One Year	One to Three Years	Three to Five Years	Over 5 Years
(In Thousands)
Operating lease obligations	$182,774	$7,924	15,195	15,020	$144,635
Long-term debt obligations	638,091	615,925	22,166	—	—
Data processing contracts	6,525	3,437	3,088	—	—
Credit obligations	653,331	653,331	—	—	—

Total	$1,480,721	$1,280,617	$40,449	$15,020	$144,635

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

Reverse Mortgages

We account for our investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts” which requires grouping the individual reverse mortgages into “pools” and recognizing income based on the estimated effective yield of the pool. In computing the effective yield, we must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Accordingly, because of this market-value based accounting the recorded value of reverse mortgages include significant risk associated with estimations and income recognition can vary significantly from reporting period to reporting period.

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. A valuation allowance of $4.9 million was required as of December 31, 2013. See Note 14, Taxes on Income to the Consolidated Financial Statements, for further discussion of the valuation allowance.

Fair Value Measurements

We adopted FASB ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. We consider our accounting policies related to fair value measurements to be critical because they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. See Note 16, Fair Value Disclosures to our Consolidated Financial Statements.

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

See Notes 2 and 8 to our Consolidated Financial Statements for further discussion on Goodwill and Other Intangible Assets.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on Recent Accounting Pronouncements see Note 1 to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest-rate sensitivity and adjust the sensitivity within our acceptable tolerance ranges. At December 31, 2013 interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by approximately $148 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within one-year decreased from 98.1% at December 31, 2012 to 94% at December 31, 2013. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -3.28% at December 31, 2013 from -1.02% at December 31, 2012. The change in sensitivity since December 31, 2012 was the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. The following table is the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2013 and December 31, 2012.

	December 31, 2013		December 31, 2012
Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
300	-1%	11.78%	4%	12.49%
200	-2%	11.97%	1%	12.62%
100	-3%	12.13%	-3%	12.54%
—	— %	12.25%	— %	12.31%
-100	-1%	11.92%	-1%	11.56%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest income in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio in a stable interest rate environment and the economic value of equity projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 and 300 basis points is deemed not meaningful (NMF) given the low absolute level of interest rates at that time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WSFS Financial Corporation:

We have audited the accompanying consolidated statements of condition of WSFS Financial Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 17, 2014

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,	2013	2012	2011
(Dollars in Thousands, Except Per Share Data)
Interest Income
Interest and fees on loans	$129,138	$130,526	$130,922
Interest on mortgage-backed securities	12,834	18,123	26,486
Interest and dividends on investment securities	1,692	498	683
Interest on reverse mortgage related assets	2,867	1,080	535
Other interest income	391	60	16

	146,922	150,287	158,642

Interest Expense
Interest on deposits	7,180	13,101	19,131
Interest on Federal Home Loan Bank advances	1,874	6,252	9,972
Interest on federal funds purchased and securities sold under agreements to repurchase	994	757	1,197
Interest on trust preferred borrowings	1,342	1,480	1,375
Interest on bonds payable	60	—	—
Interest on senior debt	3,771	1,296	—
Interest on other borrowings	113	402	930

	15,334	23,288	32,605

Net interest income	131,588	126,999	126,037
Provision for loan losses	7,172	32,053	27,996

Net interest income after provision for loan losses	124,416	94,946	98,041

Noninterest Income
Credit/debit card and ATM income	24,350	22,935	21,026
Deposit service charges	17,208	17,133	16,371
Wealth management income	15,528	13,310	11,881
Mortgage banking activities, net	3,980	2,846	1,524
Reverse mortgage consolidation gain	3,801	—	—
Securities gains, net	3,516	21,425	4,878
Loan fee income	1,959	2,340	2,460
Bank-owned life insurance income	270	1,544	2,035
Other income	9,539	5,160	3,413

	80,151	86,693	63,588

Noninterest Expense
Salaries, benefits and other compensation	70,866	66,047	59,823
Occupancy expense	13,486	13,081	12,054
Equipment expense	8,322	7,163	6,915
Data processing and operations expense	5,924	5,581	5,340
Professional fees	4,016	4,109	5,829
FDIC expenses	3,492	5,658	5,949
Loan workout and OREO expense	2,536	6,855	8,896
Marketing expense	2,428	2,656	4,302
Corporate development costs	717	—	780
Debt extinguishment	—	3,662	—
Other operating expense	21,142	18,533	17,589

	132,929	133,345	127,477

Income before taxes	71,638	48,294	34,152
Income tax provision	24,756	16,983	11,475

Net income	46,882	31,311	22,677
Dividends on preferred stock and accretion of discount	1,633	2,770	2,770

Net income allocable to common stockholders	$45,249	$28,541	$19,907

Basic	$5.13	$3.28	$2.31
Diluted	$5.06	$3.25	$2.28

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2013	2012	2011
	$46,882	$31,311	$22,677
Net Income
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(51,535)	24,114	12,373
Tax benefit (expense)	19,478	(9,090)	(4,671)

Net of tax amount	(32,057)	15,024	7,702

Reclassification adjustment for gains included in net income	(3,516)	(21,425)	(4,878)
Tax expense	1,336	8,142	1,854

Net of tax expense	(2,180)	(13,283)	(3,024)

Total other comprehensive (loss) income	(34,237)	1,741	4,678

Total comprehensive income	$12,645	$33,052	$27,355

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CONDITION

Year Ended December 31,	2013	2012
(Dollars in Thousands, Except Per Share Data)
Assets
Cash and due from banks	$94,734	$93,629
Cash in non-owned ATMs	389,360	406,627
Interest-bearing deposits in other banks	332	631

Total cash and cash equivalents	484,426	500,887
Investment securities, available-for-sale	817,115	900,859
Loans held-for-sale	31,491	12,758
Loans, net of allowance for loan losses of $41,244 at December 31, 2013 and $43,922 at December 31, 2012	2,904,976	2,723,916
Reverse mortgage related assets	37,328	19,229
Bank-owned life insurance	63,185	62,915
Stock in Federal Home Loan Bank of Pittsburgh, at cost	35,869	31,165
Assets acquired through foreclosure	4,532	4,622
Accrued interest receivable	10,798	9,652
Premises and equipment	35,178	38,257
Goodwill	32,235	28,146
Other intangible assets	6,743	5,174
Other assets	51,887	37,568

Total assets	$4,515,763	$4,375,148

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$650,256	$631,026
Interest-bearing demand	638,403	538,195
Money market	887,715	933,901
Savings	383,731	389,977
Time	236,965	316,986
Jumbo certificates of deposit	221,145	294,237

Total customer deposits	3,018,215	3,104,322
Brokered deposits	168,727	170,641

Total deposits	3,186,942	3,274,963
Federal funds purchased and securities sold under agreements to repurchase	97,000	110,000
Federal Home Loan Bank advances	638,091	376,310
Trust preferred borrowings	67,011	67,011
Senior debt	55,000	55,000
Reverse mortgage trust bonds payable	21,990	—
Other borrowed funds	24,739	28,945
Accrued interest payable	838	1,099
Other liabilities	41,102	40,766

Total liabilities	4,132,713	3,954,094

Stockholders’ Equity:
Serial preferred stock $0.01 par value, 7,500,000 shares authorized; none issued at December 31, 2013 and 52,625 at December 31, 2012	—	1
Common stock $0.01 par value, 20,000,000 shares authorized; issued 18,476,003 at December 31, 2013 and 18,354,055 at December, 31 2012	185	184
Capital in excess of par value	178,477	222,978
Accumulated other comprehensive (loss) income	(21,294)	12,943
Retained earnings	473,962	433,228
Treasury stock at cost, 9,580,569 shares at December 31, 2013 and December 31, 2012	(248,280)	(248,280)

Total stockholders’ equity	383,050	421,054

Total liabilities and stockholders’ equity	$4,515,763	$4,375,148

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Serial Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In Thousands)
Balance, December 31, 2010	$1	$180	$216,316	$6,524	$393,081	$(248,280)	$367,822
Net income	—	—	—	—	22,677	—	22,677
Other comprehensive income	—	—	—	4,678	—	—	4,678
Cash dividend, $0.48 per share	—	—	—	—	(4,126)	—	(4,126)
Issuance of common stock, including proceeds from exercise of common stock options	—	2	1,122	—	—	—	1,124
Stock-based compensation expense	—	—	1,343	—	—	—	1,343
Issuance of restricted stock	—	—	470	—	—	—	470
Tax benefit from exercises of common stock options (1)	—	—	776	—	—	—	776
Preferred stock cash dividends	—	—	—	—	(2,631)	—	(2,631)
Preferred stock discount accretion	—	—	136	—	(136)	—	—

Balance, December 31, 2011	$1	$182	$220,163	$11,202	$408,865	$(248,280)	$392,133

Net income	—	—	—	—	31,311	—	31,311
Other comprehensive income	—	—	—	1,741	—	—	1,741
Cash dividend, $0.48 per share	—	—	—	—	(4,179)	—	(4,179)
Issuance of common stock, including proceeds from exercise of common stock options	—	2	2,501	—	—	—	2,503
Stock-based compensation expense	—	—	1,577	—	—	—	1,577
Issuance of restricted stock	—	—	399	—	—	—	—
Tax benefit from exercises of common stock options (1)	—	—		—	—	—	399
Preferred stock cash dividends	—	—	—	—	(2,631)	—	(2,631)
Preferred stock discount accretion	—	—	138	—	(138)	—	—
Repurchase of Warrant	—	—	(1,800)	—	—	—	(1,800)

Balance, December 31, 2012	$1	$184	$222,978	$12,943	$433,228	$(248,280)	$421,054

Net income	—	—	—	—	46,882	—	46,882
Other comprehensive loss	—	—	—	(34,237)	—	—	(34,237)
Cash dividend, $0.48 per share	—	—	—	—	(4,224)	—	(4,224)
Issuance of common stock including proceeds from exercise of common stock options	—	1	4,352	—	—	—	4,353
Stock-based compensation expense	—	—	2,938	—	—	—	2,938
Tax benefit from exercises of common stock options (1)	—	—	683	—	—	—	683
Preferred stock cash dividends	—	—	—	—	(1,774)	—	(1,774)
Preferred stock discount accretion	—	—	150	—	(150)	—	—
Redemption of preferred stock	(1)	—	(52,624)	—	—	—	(52,625)

Balance, December 31, 2013	$—	$185	$178,477	$(21,294)	$473,962	$(248,280)	$383,050

(1)	Net of deferred tax adjustments for expired options

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2013	2012	2011
(In Thousands)
Operating activities:
Net income	$46,882	$31,311	$22,677
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,172	32,053	27,996
Depreciation of premises and equipment	6,007	5,139	5,015
Amortization, net	11,329	12,261	6,123
(Increase) decrease in accrued interest receivable	(1,146)	2,091	22
(Increase) decrease in other assets	5,470	2,491	(3,076)
Origination of loans held-for-sale	(250,083)	(190,961)	(97,883)
Proceeds from sales of loans held-for-sale	254,135	222,369	104,133
Gain on mortgage banking activity, net	(3,980)	(2,846)	(1,524)
Gain on mark to market adjustment on reverse mortgage trading asset	125	(125)	—
Gain on sale of securities, net	(3,641)	(21,300)	(4,878)
Reverse mortgage consolidation gain	(3,801)	—	—
Stock-based compensation expense	3,621	1,976	1,810
Excess tax benefits from share based payment arrangements	(683)	(399)	(776)
Decrease in accrued interest payable	(261)	(811)	(1,407)
Increase (decrease) in other liabilities	(12,465)	4,763	13,152
Loss on sale of premises and equipment	—	—	115
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	868	3,701	4,049
Increase in value of bank-owned life insurance	(270)	(1,544)	(2,035)
Deferred income tax (benefit) expense	755	3,591	2,978
(Increase) decrease in capitalized interest, net	(2,653)	(728)	(143)

Net cash provided by operating activities	57,381	103,032	76,348

Investing activities:
Maturities and calls of investment securities	770	9,039	11,943
Sales of investment securities available for sale	274,070	769,982	335,959
Purchases of investment securities available for sale	(335,584)	(941,376)	(621,138)
Repayments of investment securities available for sale	90,041	131,212	175,691
Repayments on reverse mortgages	4,929	—	264
Disbursements for reverse mortgages	(391)	(189)	(441)
Cash received in consolidation of reverse mortgage securitization trust	5,833	—	—
Acquisition of Array/Arrow, net of cash acquired	(4,029)	—	—
Net increase in loans	(207,043)	(96,435)	(189,701)
Payment of bank-owned life insurance	—	2,021	2,886
Net (increase) decrease in stock of Federal Home Loan Bank of Pittsburgh	(4,704)	4,591	1,780
Sales of assets acquired through foreclosure, net	6,511	14,016	11,611
Proceeds from the sale of premises and equipment	—	—	824
Investment in premises and equipment, net	(2,863)	(8,111)	(10,494)

Net cash used for investing activities	(172,460)	(115,250)	(280,816)

(continued on next page)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Year Ended December 31,	2013	2012	2011
(In Thousands)
Financing Activities:
Net increase (decrease) in demand and savings deposits	$63,498	$393,493	$285,398
Increase (decrease) in time deposits	(153,113)	(147,372)	(23,381)
Increase (decrease) in brokered deposits	(1,914)	(117,361)	38,804
Increase (decrease ) in Loan payable	(698)	1,727	—
Repayment of reverse mortgage trust bonds payable	(4,349)
Receipts from federal funds purchased and securities sold under agreement to repurchase	21,291,625	19,027,675	13,350,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(21,304,625)	(18,967,675)	(13,400,000)
Receipts from FHLB advances	48,790,848	39,981,624	14,046,295
Repayments of FHLB advances	(48,529,067)	(40,143,996)	(13,996,572)
Repayment of unsecured debt	—	(30,000)	—
Issuance of Senior Debt	—	52,681	—
Dividends paid	(5,998)	(6,810)	(6,718)
Issuance of common stock and exercise of common stock options	4,353	2,503	1,124
Redemption of preferred stock	(52,625)	—	—
Repurchase of common stock warrants	—	(1,800)	—
Excess tax benefits from share-based payment arrangements	683	399	776

Net cash provided by financing activities	98,618	45,088	295,726

Increase (decrease) in cash and cash equivalents	(16,461)	32,870	91,258
Cash and cash equivalents at beginning of year	500,887	468,017	376,759

Cash and cash equivalents at end of year	$484,426	$500,887	$468,017

Supplemental Disclosure of Cash Flow Information:
Cash paid in interest during the year	$15,696	$24,099	$34,012
Cash paid for income taxes, net	21,868	13,806	3,150
Loans transferred to assets acquired through foreclosure	7,289	9,953	18,331
Loans transferred from portfolio to held-for-sale	9,131	31,987	—
Net change in accumulated other comprehensive income	(34,237)	1,741	4,678
Fair value of assets acquired	12,817	—	—
Fair value of liabilities assumed	10,127	—	—
Fair value of assets consolidated	41,397	—	—
Fair value of liabilities consolidated	26,339	—	—
Non-cash goodwill adjustments, net	(160)	—	1,401

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

WSFS Financial Corporation (“the Company,” “our Company,” “WSFS”, “we,” “our” or “us”) is a savings and loan holding company organized under the laws of the State of Delaware. Our principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”), is a federal savings bank organized under the laws of the United States which, at December 31, 2013, served customers from our 52 offices located in Delaware (42), Pennsylvania (8), Virginia (1), and Nevada (1).

In preparing the Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions in 2014 could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending-related commitments, goodwill and intangible assets, post-retirement obligations, the fair value of financial instruments, investment in reverse mortgage, income taxes and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as increased post-retirement expense.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the parent company and its wholly owned subsidiaries, WSFS Bank and Montchanin Capital Management, Inc. (“Montchanin”).

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

Montchanin was formed to provide asset management products and services. Montchanin has one wholly owned subsidiary, Cypress Capital Management, LLC (“Cypress”). Cypress is a Wilmington-based investment advisory firm servicing high net worth individuals and institutions and has approximately $614 million in assets under management at December 31, 2013.

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

In addition to the subsidiaries listed above, as of December 31, 2013 we also had one consolidated variable interest entity (“VIE”), SASCO 2002-RM1 (“SASCO”), which is a reverse mortgage securitization trust.

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

A loan is impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. In addition, all loans restructured in a troubled debt restructuring are considered to be impaired. Impaired loans include loans within our commercial (investor and owner-occupied), commercial mortgage, commercial construction, residential mortgages and consumer portfolios. Our policy for recognition of interest income on impaired loans is the same as for nonaccrual loans discussed below.

Past Due and Nonaccrual Loans

A loan is considered to be past due on the day after a principal or interest payment is due. Nonaccrual loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in our opinion, collection is doubtful, or when principal or interest is contractually past due 90 days or more and the loan is not well secured or in the process of collection. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the accretion of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on our assessment of the ultimate collectability of the loan. Loans are returned to an accrual status when we assess that the borrower has the ability to make all principal and interest payments in accordance with the terms of the loan (i.e. including a consistent repayment record, generally six consecutive payments, has been demonstrated).

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

We have established the loan loss allowance in accordance with guidance provided by the SEC’s Staff Accounting Bulletin 102 (“SAB 102”). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified impaired loans, allowances for pools of homogeneous loans, adjustments for qualitative and environmental factors and allowances for model estimation and complexity risk. Impairment of troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is collateral dependent. Troubled debt restructures consist of concessions granted to borrowers facing financial difficulty.

For additional detail regarding the provision for loan losses, see Note 5 to the Consolidated Financial Statements.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value of such loans in the aggregate or, in some cases, of individual loans.

Assets Acquired Through Foreclosure

Assets acquired through foreclosure are recorded at the lower of the recorded investment in the loans or their fair value less estimated disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value less estimated disposal costs. Costs relating to holding or disposing of the assets are charged to expense in the current period. We write-down the value of the assets when declines in fair value below the carrying value are identified. Loan workout and OREO expenses include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to fair value less estimated disposal costs. During 2013, we recorded $592,000 in charges (including write-downs and net losses on sales of assets) related to assets acquired through foreclosure (REO). These charges were $4.3 million and $5.9 million for the years ended December 31, 2012 and 2011, respectively.

Reverse Mortgages

We account for our investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission (“SEC”) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts,” which requires grouping the individual reverse mortgages into “pools” based on similar characteristics and recognizing income based on the estimated effective yield of the pools. In computing the effective yield, we must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral value of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages. The effective yield of each pool is recomputed and income is adjusted to reflect the revised rate of return. Because of this highly specialized accounting, the recorded value of reverse mortgages can result in significant volatility associated with estimations. As a result, income recognition can vary significantly from reporting period to reporting period.

For additional detail regarding reverse mortgages, see Note 6 to the Consolidated Financial Statements.

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

Goodwill and Other Intangible Assets

In accordance with FASB ASC 805, Business Combinations, and FASB ASC 350, Intangibles — Goodwill and Other, all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value. We consider our accounting policies related to goodwill and other intangible assets to be critical because the assumptions or judgment used in determining the fair value of assets and liabilities acquired in past acquisitions are subjective and complex. As a result, changes in these assumptions or judgment could have a significant impact on our financial condition or results of operations.

For additional information regarding our goodwill and other intangible assets, see Notes 2 & 8 to the Consolidated Financial Statements.

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

Loss Contingency for Standby Letters of Credit

We maintain a loss contingency reserve for standby letters of credit and charge losses to this contingency when such losses are realized. The determination of the loss contingency reserve for standby letters of credit requires significant judgment reflecting management’s best estimate of probable losses related to standby letters of credit.

Loss Contingency for Unfunded Commitments

We maintain a loss contingency reserve for unfunded commitments. The determination of the loss contingency reserve for unfunded commitments requires significant judgment reflecting managements best estimate of probable losses related to unfunded commitments.

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

Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	2013	2012	2011
	(In Thousands, Except Per Share Data)
Numerator:
Net income allocable to common shareholders	$45,249	$28,541	$19,907

Denominator:
Denominator for basic earnings per share — weighted average shares	8,818	8,712	8,606
Effect of dilutive employee stock options, restricted stock and warrants	125	78	111

Denominator for diluted earnings per share — adjusted weighted average shares and assumed exercise	8,943	8,790	8,717

Earnings per share:
Basic:
Net income allocable to common shareholders	$5.13	$3.28	$2.31

Diluted:
Net income allocable to common shareholders	$5.06	$3.25	$2.28

Outstanding common stock equivalents having no dilutive effect	441	276	534

RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2013, the FASB issued an update (“ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”). The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our Financial Statements

In July 2013, the FASB issued ASU No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” These amendments allow the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of UST (the rate on direct Treasury obligations of the U.S. government) and LIBOR (the London Interbank Offered Rate on swaps). The amendments were effective on a prospective basis for new or redesignated hedging relationships on July 17, 2013. The adoption of this amendment did not have material effect on our Consolidated Financial Statements.

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

2. BUSINESS COMBINATIONS

First Wyoming Financial Corporation

On November 25, 2013, we announced that we entered into an Agreement and Plan of Reorganization, with First Wyoming Financial Corporation, the parent company of The First National Bank of Wyoming (“First Wyoming”), in a cash and stock transaction valued at approximately $64 million. As of September 30, 2013, First Wyoming operated 6 banking offices in Kent County, Delaware with $307.7 million in total assets and $249.7 million in total deposits. The transaction is expected to be completed in the third quarter of 2014, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of First Wyoming Financial Corporation.

Array Financial Group, Inc. and Arrow Land Transfer Company Acquisition

On July 31, 2013, WSFS Bank completed the purchase of Array Financial Group, Inc. (“Array”), a Delaware Valley mortgage banking company, specializing in a variety of residential mortgage and refinancing solutions, and Arrow Land Transfer Company (“Arrow”), an abstract and title company that is a related entity to Array. This purchase will expand our mortgage banking business while further increasing fee income. All Array and Arrow employees are now WSFS Associates.

These companies were acquired through an asset purchase transaction for the purchase price of $8.0 million (including a $1.4 million payment for the working capital of the two companies), $4.0 million of which will be earned through a five-year earn out based on achieved earnings contribution targets. The fair value of this earn out is $2.6 million as of December 31, 2013. Operating results of Array and Arrow are included in the Consolidated Financial Statements since the date of acquisition.

The transaction was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill, which will not be amortizable for book purposes, however will be deductible for tax purposes. We allocated the total balance of goodwill to our WSFS Bank segment. We also recognized $2.4 million in intangible assets (consisting mainly of customer relationships) which will be amortized over 7 years utilizing the straight-line method.

In connection with the acquisition, the following table summarizes the combined fair value of the assets and liabilities acquired:

(In Thousands)
Consideration Paid:
Cash paid at closing	$5,374
Fair value of contingent consideration	2,590	(1)

Value of consideration	7,964
Assets acquired (at Fair Value):
Cash	1,185
Accounts receivable	220
Fixed assets	148
Loans Held-For-Sale	10,096
Intangible assets	2,353

Total assets	14,002
Liabilities assumed (at Fair Value):
Warehouse line of credit	10,067
Accounts payable	60

Total Liabilities	10,127
Net assets acquired	3,875

Goodwill resulting from acquisition of Array and Arrow	$4,089	(1)

(1)	The fair value of contingent consideration and the goodwill resulting from the acquisition were each reduced by $160 from the amounts reported on Form 10-Q for the quarter ended September 30, 2013 as a result of adjustments to these estimates.

The fair values listed above are estimates and are subject to adjustment as management completes its financial analysis of potential derivatives purchased and in existence at the time of the acquisition. However, while they are not expected to be materially different than those shown, any adjustments to the estimates will be reflected retroactively, as of the date of the transaction.

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our investment securities available-for-sale and trading securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
December 31, 2013
State and political subdivisions	$105,354	$257	$(5,426)	$100,185
U.S. Government and government sponsored enterprises (“GSE”)	32,082	93	(17)	32,158
Collateralized Mortgage Obligation (“CMO”) (1)	103,064	28	(5,535)	97,557
Federal National Mortgage Association (“FNMA”) Mortgage-Backed Securities (“MBS”)	382,909	20	(15,801)	367,128
Federal Home Loan Mortgage Corporation MBS (“FHLMC”)	129,460	29	(4,994)	124,495
Government National Mortgage Association MBS (“GNMA”)	97,830	743	(2,981)	95,592

	$850,699	$1,170	$(34,754)	$817,115

December 31, 2012
State and political subdivisions	$3,120	$89	$—	$3,209
GSE	46,726	266	(2)	46,990
CMO (1)	248,248	4,353	(301)	252,300
FNMA MBS	396,910	9,588	(243)	406,255
FHLMC MBS	58,596	1,171	(117)	59,650
GNMA MBS	129,288	3,221	(54)	132,455

	$882,888	$18,688	$(717)	$900,859

(1)	Agency CMOs classified as available-for-sale totaled $103.1 million and $248.2 million as of December 31, 2013 and 2012, respectively.

The scheduled maturities of investment securities available-for-sale at December 31, 2013 and December 31, 2012 were as follows:

	Available-for Sale
	Amortized Cost	Fair Value
	(In Thousands)
2013 (1)
Within one year	$16,319	$16,378
After one year but within five years	19,761	19,986
After five years but within ten years	229,033	217,911
After ten years	585,586	562,840

	$850,699	$817,115

2012 (1)
Within one year	$19,001	$19,115
After one year but within five years	28,855	29,034
After five years but within ten years	321,103	329,580
After ten years	513,929	523,130

	$882,888	$900,859

(1)	Actual maturities could differ from contractual maturities.

All securities were AAA-rated at the time of purchase and remained at investment grade at December 31, 2013. All securities were evaluated for OTTI at December 31, 2013 and 2012. The result of this evaluation showed no OTTI during 2013. The weighted average duration of MBS was 5.3 years at December 31, 2013.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers have the right to call or prepay obligations with or without a prepayment penalty.

At December 31, 2013, investment securities with fair market values aggregating $447.7 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were no FHLB pledged investment securities at December 31, 2013 or 2012.

During 2013, we sold $274.1 million of investment securities categorized as available-for-sale for net gains of $3.5 million, of which $3.7 million was gain and $230,000 was losses. In 2012, proceeds from the sale of investment securities available-for-sale were $770.0 million and resulted in net gains of $21.3 million. The cost basis of all investment securities sales is based on the specific identification method.

As of December 31, 2013, our investment securities portfolio had remaining unamortized premiums of $25.3 million and $63,000 of unaccreted discounts.

At December 31, 2013, we owned investment securities totaling $747.7 million in which the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $34.8 million at December 31, 2013. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of other than temporary impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2013.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale securities:
State and political subdivisions	$83,036	$5,426	$—	$—	$83,036	$5,426
GSE	3,972	13	2,001	4	5,973	17
CMO	73,109	4,173	21,590	1,362	94,699	5,535
FNMA MBS	346,266	14,386	17,800	1,415	364,066	15,801
FHLMC MBS	116,732	4,548	7,307	446	124,039	4,994
GNMA MBS	57,076	1,897	18,829	1,084	75,905	2,981

Total temporarily impaired investments	$680,191	$30,443	$67,527	$4,311	$747,718	$34,754

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2012.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale securities:
State and political subdivisions	$—	$—	$—	$—	$—	$—
GSE	2,008	2	—	—	2,008	2
CMO	40,358	268	1,364	33	41,722	301
FNMA MBS	43,696	243	—	—	43,696	243
FHLMC MBS	13,884	117	—	—	13,884	117
GNMA MBS	10,029	54	—	—	10,029	54

Total temporarily impaired investments	$109,975	$684	$1,364	$33	$111,339	$717

4. LOANS

The following table details our loan portfolio by category:

December 31,	2013	2012
(In Thousands)
Commercial	$810,882	$704,491
Owner occupied commercial	786,360	770,581
Commercial Mortgages	725,193	631,365
Construction	106,074	133,375
Residential	221,520	243,627
Consumer	302,234	289,001

	2,952,263	2,772,440

Less:
Deferred fees, net	6,043	4,602
Allowance for loan losses	41,244	43,922

Net loans	$2,904,976	$2,723,916

Nonaccruing loans aggregated $31.0 million, $47.8 million and $71.1 million at December 31, 2013, 2012 and 2011, respectively. If interest on all such loans had been recorded in accordance with contractual terms, net interest income would have increased by $1.0 million in 2013, $1.6 million in 2012, and $3.1 million in 2011.

The total amounts of loans serviced for others were $229.8 million, $263.4 million and $308.1 million at December 31, 2013, 2012 and 2011, respectively, which consisted of residential first mortgage loans and reverse mortgage loans. We received fees from the servicing of loans of $342,000, $359,000 and $445,000 during 2013, 2012 and 2011, respectively.

We record mortgage-servicing rights on our mortgage loan-servicing portfolio. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans we acquire or originate. The value of these servicing rights was $419,000 and $240,000 at December 31, 2013 and 2012, respectively. Mortgage loans serviced for others are not included in loans in the accompanying Consolidated Statements of Condition. Changes in the valuation of these servicing rights resulted in net income of $178,000 during 2013 and net income of $24,000 during 2012. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in mortgage banking activities, net in the Consolidated Statements of Operations.

Accrued interest receivable on loans outstanding was $7.8 million and $7.6 million at December 31, 2013 and 2012, respectively.

5. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance when such losses are realized. We established our loan loss allowance in accordance with guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (“SAB 102”). The determination of the allowance for loan losses requires significant, complex and difficult judgments reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies and loan review consultants periodically review our loan ratings and allowance for loan losses. The following are included in the allowance for loan losses:

•	Specific reserves for impaired loans

•	Allowances for pools of homogenous loans based on historical loss experience

•	Adjustments for qualitative and environmental factors

•	Allowance for model estimation and complexity risk

Specific reserves are established for impaired loans where we have identified significant conditions or circumstances related to specific credits that indicate an amount of impairment. Unless loans are well-secured and collection is imminent, all loans that are 90 days past due are deemed impaired. Reserves for impaired loans are charged-off when a probable loss has been confirmed. Estimated losses are based on collateral values, estimates of future cash flows or market valuations. During 2013, net charge-offs totaled $9.9 million, or 0.34%, of average loans annualized, compared to $41.2 million, or 1.49%, of average loans in 2012. We charge loans off when they are deemed to be uncollectable.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled into following segments: Business Loans (Commercial and Industrial Loans), Commercial Real Estate — Owner-Occupied, Commercial Real Estate – Investor, and Construction Loans. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last 15 quarters. Loss severity is calculated as the actual loan losses (net of recoveries) on impaired loans in the respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage loans, home equity secured loans, and all other consumer loans. Pooled reserves for retail loans are calculated based solely on the previous three year average net loss rate.

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

The final component of the allowance is a reserve for model estimation and complexity risk. The calculation of reserves is generally quantitative; however, qualitative estimates of valuations and risk assessment are necessary. We review the qualitative estimates of valuation factors quarterly and adjust based on current trends.

The following tables provide an analysis of the allowance for loan losses and loan balances as of and for the year ended December 31, 2013 and December 31, 2012:

	Commercial	Owner Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
	(In Thousands)
Twelve months ended December 31, 2013
Allowance for loan losses
Beginning balance	$13,663	$6,108	$8,079	$6,456	$3,124	$5,631	$861	$43,922
Charge-offs	(2,636)	(1,225)	(1,915)	(1,749)	(1,226)	(4,913)	—	(13,664)
Recoveries	1,003	128	685	989	122	887	—	3,814
Provision (credit) for loan losses	721	2,627	83	(2,370)	1,058	4,889	164	7,172

Ending balance	$12,751	$7,638	$6,932	$3,326	$3,078	$6,494	$1,025	$41,244

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,781	$12	$1,987	$—	$989	$134	—	$4,903
Loans collectively evaluated for impairment	10,970	7,626	4,945	3,326	2,089	6,360	1,025	36,341

Ending balance	$12,751	$7,638	$6,932	$3,326	$3,078	$6,494	$1,025	$41,244

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$5,003	$5,197	$8,661	$1,158	$17,852	$5,411	—	$43,282	(2)
Loans collectively evaluated for impairment	805,879	781,163	716,532	104,916	203,668	296,823	—	2,908,981

Ending balance	$810,882	$786,360	$725,193	$106,074	$221,520	$302,234	—	$2,952,263

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans at December 31, 2013 and December 31, 2012, represents accruing troubled debt restructured loans of $12.3 million and $10.1 million, respectively.

	Commercial	Owner Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk	Total
	(In Thousands)
Twelve months ended December 31, 2012
Allowance for loan losses
Beginning balance	$15,067	$9,235	$7,556	$4,074	$6,544	$10,604	$—	$53,080
Charge-offs	(12,806)	(5,076)	(6,517)	(10,820)	(3,857)	(6,726)	—	(45,802)
Recoveries	1,536	13	405	1,761	176	700	—	4,591
Provision (credit) for Loan Losses	9,866	1,936	6,635	11,441	261	1,053	861	32,053

Ending balance	$13,663	$6,108	$8,079	$6,456	$3,124	$5,631	$861	$43,922

Period-end allowance allocated to:
Loans individually evaluated for impairment	$2,100	$1	$1,887	$28	$919	$16	$—	$4,951
Loans collectively evaluated for impairment	11,563	6,107	6,192	6,428	2,205	5,615	861	38,971

Ending balance	$13,663	$6,108	$8,079	$6,456	$3,124	$5,631	$861	$43,922

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$4,861	$14,001	$12,634	$1,547	$18,483	$6,329	$—	$57,855
Loans collectively evaluated for impairment	699,630	756,580	618,731	131,828	225,144	282,672	—	2,714,585

Ending balance	$704,491	$770,581	$631,365	$133,375	$243,627	$289,001	$—	$2,772,440

	Commercial (2)	Commercial Mortgages	Construction	Residential	Consumer	Total
	(In Thousands)
Twelve months ended December 31, 2011
Allowance for credit losses
Beginning balance	$26,480	$10,564	$10,019	$4,028	$9,248	$60,339
Charge-offs	(9,419)	(7,446)	(11,602)	(3,165)	(6,201)	(37,833)
Recoveries	897	334	582	211	554	2,578
Provision (credit) for Loan Losses	6,344	4,104	5,075	5,470	7,003	27,996

Ending balance	$24,302	$7,556	$4,074	$6,544	$10,604	$53,080

Period-end allowance allocated to:
Loans individually evaluated for impairment	$2,630	$295	$723	$964	$101	$4,713
Loans collectively evaluated for impairment	21,672	7,261	3,351	5,580	10,503	48,367

Ending balance	$24,302	$7,556	$4,074	$6,544	$10,604	$53,080

Period-end loan balances evaluated for:
Loan individually evaluated for impairment	$23,193	$15,814	$22,124	$16,227	$2,621	$79,979	(1)
Loans collectively evaluated for impairment	1,437,619	610,925	84,144	257,878	288,358	2,678,924

Ending balance	$1,460,812	$626,739	$106,268	$274,105	$290,979	$2,758,903

(1)	The difference between this amount and nonaccruing loans at December 31, 2011, represents accruing troubled debt restructured loans of $8.9 million.
(2)	Prior to 2012, Owner Occupied Commercial loans were included in Commercial Loans

Non-Accrual and Past Due Loans

Nonaccruing loans are those on which the accrual of interest has ceased. We discontinue accrual of interest on originated loans after payments become more than 90 days past due, or earlier if we do not expect the full collection of principal or interest in accordance with the terms of the loan agreement is probable. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the accretion of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectability of principal and interest. Loans greater than 90 days past due and still accruing are defined as loans contractually past due 90 days or more as to principal or interest payments, but remain in accrual status because they are considered well secured and in the process of collection.

The following tables show our nonaccrual and past due loans at the dates indicated:

At Dec. 31, 2013	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
(In Thousands)
Commercial	$1,447	$—	$—	$1,447	$805,132	$4,303	$810,882
Owner occupied commercial	538	—	—	538	780,625	5,197	786,360
Commercial mortgages	83	1,049	—	1,132	715,496	8,565	725,193
Construction	—	—		—	104,916	1,158	106,074
Residential	1,952	1,348	533	3,833	209,255	8,432	221,520
Consumer	1,095	177	—	1,272	297,669	3,293	302,234

Total	$5,115	$2,574	$533	$8,222	$2,913,093	$30,948	$2,952,263

% of Total Loans	0.17%	0.09%	0.02%	0.28%	98.67%	1.05%	100.00%

At Dec. 31, 2012	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
(In Thousands)
Commercial	$1,214	$—	$—	$1,214	$698,416	$4,861	$704,491
Owner occupied commercial	1,264	—	—	1,264	755,316	14,001	770,581
Commercial mortgages	—	—	—	—	618,731	12,634	631,365
Construction	269	70		339	131,489	1,547	133,375
Residential	5,383	606	786	6,775	226,863	9,989	243,627
Consumer	971	526	—	1,497	282,776	4,728	289,001

Total	$9,101	$1,202	$786	$11,089	$2,713,591	$47,760	$2,772,440

% of Total Loans	0.33%	0.04%	0.03%	0.40%	97.88%	1.72%	100.00%

Impaired Loans

Loans for which it is probable we will not collect all principal and interest due according to contractual terms, which is assessed based on the credit characteristics of the loan and/or payment status, are measured for impairment in accordance with the provisions of FASB ASC 310, Receivables. The amount of impairment is required to be measured using one of two methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (2) the fair value of collateral, if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a related allowance is allocated for the impairment.

The following tables provide an analysis of our impaired loans at December 31, 2013 and December 31, 2012:

2013 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loan with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Commercial	$5,003	$2,362	$2,641	$1,781	$13,013	$5,347
Owner-Occupied Commercial	5,197	5,184	12	12	8,293	11,542
Commercial mortgages	8,661	2,784	5,877	1,987	16,566	10,444
Construction	1,158	1,158	—	—	1,563	968
Residential	17,852	9,750	8,103	989	20,153	18,047
Consumer	5,411	4,767	644	134	6,056	5,455

Total	$43,282	$26,005	$17,277	$4,903	$65,644	$51,803

2012 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loan with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Commercial	$4,861	$1,598	$3,263	$2,100	$12,060	$4,993
Owner-Occupied Commercial	14,001	13,827	174	1	18,658	16,856
Commercial mortgages	12,634	5,422	7,212	1,887	22,192	10,233
Construction	1,547	1,172	375	28	17,711	11,239
Residential	18,483	11,053	7,430	919	20,771	16,917
Consumer	6,329	5,635	694	16	7,265	4,514

Total	$57,855	$38,707	$19,148	$4,951	$98,657	$64,752

(1)	Reflects loan balances at or written down to their recorded investment.

Interest income of $922,000, $985,000 and $395,000 was recognized on impaired loans during 2013, 2012 and 2011, respectively.

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

Residential and Consumer Loans

The residential and consumer loan portfolios are monitored on an ongoing basis using delinquency information and loan type as credit quality indicators. These credit quality indicators are assessed in the aggregate in these homogeneous portfolios. Loans that are greater than 90 days past due are generally considered nonperforming and placed in nonaccrual status.

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the Allowance at December 31:

Commercial Credit Exposure

									Total Commercial
	Commercial		Owner Occupied Commercial		Commercial Mortgages		Construction		2013		2012
(In Thousands)	2013	2012	2013	2012	2013	2012	2013	2012	Amount	Percent	Amount	Percent
Risk Rating:
Special mention	$12,566	$14,611	$4,747	$27,398	$2,092	$29,267	$226	$2,453	$19,631		$73,729
Substandard:
Accrual	56,806	63,074	45,181	44,899	8,146	6,222	3,599	5,755	113,732		119,950
Nonaccrual	2,362	1,598	5,185	13,827	2,784	5,422	1,158	1,172	11,489		22,019
Doubtful/ Nonaccrual	2,641	3,263	12	174	5,877	7,212	—	375	8,530		11,024

Total Special Mention and Substandard	74,375	82,546	55,125	86,298	18,899	48,123	4,983	9,755	153,382	6%	226,722	10%
Pass	736,507	621,945	731,235	684,283	706,294	583,242	101,091	123,620	2,275,127	94	2,013,090	90

Total	$810,882	$704,491	$786,360	$770,581	$725,193	$631,365	$106,074	$133,375	$2,428,509	100%	$2,239,812	100%

Consumer Credit Exposure

					Total Residential and Consumer
	Residential		Consumer		2013		2012
(In Thousands)	2013	2012	2013	2012	Amount	Percent	Amount	Percent
Nonperforming (1)	$17,852	$18,483	$5,411	$6,329	$23,263	4%	$24,812	5%
Performing	203,668	225,144	296,823	282,672	500,491	96%	507,816	95%

Total	$221,520	$243,627	$302,234	$289,001	$523,754	100%	$532,628	100%

(1)	Includes $11.5 million as of December 31, 2013 and $10.1 million as of December 31, 2012 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans modified terms and are accruing interest.

Troubled Debt Restructurings (TDR)

The balance of TDRs at December 31, 2013 and December 31, 2012 was $27.6 million and $22.0 million, respectively. The balances at December 31, 2013 include approximately $15.3 million of TDRs in nonaccrual status and $12.3 million of TDRs in accrual status compared to $11.9 million of TDRs in nonaccrual status and $10.1 million of TDRs in accrual status at December 31, 2012. Approximately $4.1 million and $936,000 in related reserves have been established for these loans at December 31, 2013 and December 31, 2012, respectively.

A modification is classified as a troubled debt restructuring (“TDR”) if both of the following exist: (1) the borrower is experiencing financial difficulty and (2) the Bank has granted a concession to the borrower. Many aspects of the borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty. Concessions may include the reduction of an interest rate at a rate lower than current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, or principal forgiveness. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is a TDR.

During 2013, the terms of 32 loans were modified in TDRs, of which 9 were related to commercial loans that were already placed on nonaccrual. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months The remaining loans represented residential and consumer loans. Our concessions on restructured loans consisted mainly of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven when a loan is modified as a TDR.

The following table presents loans identified as TDRs during the twelve months ended December 31, 2013 and December 31, 2012:

(In Thousands)	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012
Commercial	$9,241	$10,235
Commercial mortgages	7,056	—
Construction	—	378
Residential	1,076	5,217
Consumer	1,323	2,386

	$18,696	$18,216

The TDRs described above increased the allowance for loan losses by $82,000 through allocation of a related reserve, and resulted in charge offs of $381,000 during the twelve months ending December 31, 2013, most of which had been previously identified and reserved for in prior periods.

There was one residential TDRs in the amount of $130,000 which defaulted (defined as past due 90 days) during the twelve months ended December 31, 2013 that was restructured within the last twelve months prior to December 31, 2012. There were no commercial or consumer TDRs that defaulted within the same time period.

6. REVERSE MORTGAGE RELATED ASSETS

Reverse mortgage related assets include reverse mortgage loans, SASCO 2002-RM1’s Class “O” certificates and the BBB-rated tranche of this reverse mortgage security.

Reverse mortgage loans are contracts in which a homeowner borrows against the equity in their home and receives cash in one lump sum payment, a line of credit, fixed monthly payments for either a specific term or for as long as the homeowner lives in the home, or a combination of these options. Since reverse mortgages are nonrecourse obligations, the loan repayments are generally limited to the sale proceeds of the borrower’s residence and the mortgage balance consists of cash advanced, interest compounded over the life of the loan and some may include a premium which represents a portion of the shared appreciation in the home’s value, if any, or a percentage of the value of the residence.

In July 2011, we purchased 100% of SASCO 2002-RM1’s Class “O” certificates, representing equity ownership of this reverse mortgage securitization trust, for $2.5 million. This securitization was created in 2002 through the purchase of reverse mortgage loans owned by us, as well as an additional lender. As part of this securitization we retained the BBB rated tranche of this securitization and held this instrument as a trading asset since that time. However, there has never been an active market develop for this asset.

During the third quarter of 2013, we obtained the right to execute a clean-up call on the underlying collateral. This event triggered us to consolidate the assets and liabilities of the securitization trust, SASCO 2002 RM-1, on our Consolidated Statement of Condition in accordance with ASC 810, Consolidation. As a result, we consolidated $40.5 million of reverse mortgage loans, $5.8 million of cash, $885,000 of MBS and $26.3 million of bonds all at fair value as of September 30, 2013. Related to this accounting, we recorded $3.8 million (pre-tax) in income related to our ownership of the equity tranche of the reverse mortgage securitization. The benefit of this holding in previous years was recorded partially as an adjustment to equity (AOCI), but was taken through earnings during the third quarter as we consolidated the assets and liabilities of the securitization trust on our Consolidated Statement of Condition in accordance with GAAP.

On January 27, 2014, WSFS completed the legal call of the reverse mortgage trust bonds and the redemption of the trust’s preferred shareholders. For additional information regarding this call, see Note 23 to the Consolidated Financial Statements.

Our existing investment in reverse mortgages has been combined with the consolidated reverse mortgage loans for a total of $37.3 million at December 31, 2013. The average age of the borrowers is 92 years old and there is currently significant overcollateralization in the portfolio, as the realizable collateral value (the lower of collectable principal and interest or appraised value of the home) of $63 million and the liquid assets of $6 million well exceed the $22.0 million in outstanding bonds at December 31, 2013.

As of December 31, 2012, our reverse mortgage related assets included ($457,000)carrying value of reverse mortgages, $12.6 million fair value of reverse mortgage trading assets and $7.1 million fair value of SASCO 2002-RM1 Class “O” certificates. For additional information on the valuation of the Class “O” and trading assets see Note 17 of the Consolidated Financial Statements.

The carrying value of the reverse mortgages is calculated by a model that uses the income approach as described in ASC 820-10-35-32. The model is a present value cash flow model, consistent with ASC 820-10-55-5 which describes the components of a present value measurement. The model incorporates the projected cash flows of the loans (includes payouts and collections) and then discounts these cash flows using the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated. The inputs to the model reflect our expectations of what other market participants would use in pricing this asset in a current transaction and therefore is consistent with ASC 820 that requires an exit price methodology for determining fair value.

To determine the carrying value of these reverse mortgages as of December 31, 2013 we used a proprietary model and actual cash flow information to estimate future cash flows. There are three main drivers of cash flows; 1) move-out rates. 2) house price appreciation (HPA) forecasts and 3) internal rate of return.

1)	Move-out rates — The projections incorporate actuarial estimates of contract termination using mortality tables published by the Office of the Actuary of the United States Bureau of Census, adjusted for expected prepayments and relocations.

2)	House Price Appreciation — Consistent with other reverse mortgage analyses from various market sources, we forecast a 2.5% increase in housing prices in the next year and a 1.75% increase in the following year and thereafter. We believe this forecast continues to be appropriate given the nature of reverse mortgage collateral and historical under-performance to the broad housing market.

3)	Internal Rate of Return — As of December 31, 2013 the internal rate of return (IRR) of 14.22% was the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated.

As of December 31, 2013, the Company’s actuarially estimated cash payments to reverse mortgagors were as follows:

Year Ending
2014	$1,004,565
2015	820,257
2016	663,038
2017	530,411
2018	419,873
Years 2019 – 2023	1,038,376
Years 2024 – 2028	242,803
Years 2029 – 2033	42,848
Thereafter	5,181

Total	$4,767,352

This table does not take into consideration cash receipts from maturity events of these reverse mortgages.

The amount of the contract value that would be forfeited if the Company were not to make cash payments to reverse mortgagors in the future is $8.4 million.

The future cash flows depend on the HPA assumptions. If the future changes in collateral value were assumed to be zero, income would decrease by $155,000 for the year ended December 31, 2013 with an IRR of 12.50%. If the future changes in collateral value were assumed to be reduced by 1%, income would decrease by $77,000 with an IRR of 13.35%.

The net present value of the projected cash flow depends on the IRR used. If the IRR increased by 1%, the net present value would increase by $103,000. If the IRR decreased by 1%, the net present value would decrease by $101,000.

7. PREMISES AND EQUIPMENT

Land, office buildings, leasehold improvements and furniture and equipment, at cost, are summarized by major classifications:

December 31,	2013	2012
(In Thousands)
Land	$1,362	$1,362
Buildings	4,030	4,020
Leasehold improvements	35,506	35,011
Furniture and equipment	38,135	35,912

	79,033	76,305
Less:
Accumulated depreciation	43,855	38,048

	$35,178	$38,257

Depreciation expense is computed on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever, is shorter. In general, computer equipment, furniture and equipment and building renovations are expensed over three, five and ten years, respectively.

We occupy certain premises including some with renewal options and operate certain equipment under noncancelable leases with terms ranging primarily from 1 to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred in accordance with FASB ASC 840-20 Operating Leases. Rent expense was $9.1 million in 2013, $9.0 million in 2012 and $7.9 million in 2011. Future minimum cash payments under these leases at December 31, 2013 are as follows:

(In Thousands)
2014	$7,924
2015	7,712
2016	7,483
2017	7,430
2018	7,590
Thereafter	144,635

Total future minimum lease payments	$182,774

8. GOODWILL AND INTANGIBLE ASSETS

In accordance with FASB ASC 805, Business Combinations, and FASB ASC 350, Intangibles — Goodwill and Other, all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value. We consider our accounting policies related to goodwill and other intangible assets to be critical because the assumptions or judgment used in determining the fair value of assets and liabilities acquired in past acquisitions are subjective and complex. As a result, changes in these assumptions or judgment could have a significant impact on our financial condition or results of operations.

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

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and charged to results of operations in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. Goodwill totaled $32.2 million at December 31, 2013 and $28.1 million at December 31, 2012. The majority of this goodwill, or $27.1 million, is in the WSFS Bank reporting unit and is the result of a branch acquisition in 2008, the acquisition of Christiana Bank and Trust (“CB&T”) during 2010 and the purchase of Array and Arrow during 2013. The remaining $5.1 million is in the Trust and Wealth Management reporting unit and is mainly the result of the acquisition of CB&T.

During 2011, ASU 2011-08, Intangibles — Goodwill and Other (Topic 350), was issued. Under the Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Therefore, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the existing two-step process. The entity can resume performing the qualitative assessment in any subsequent period.

When required, the goodwill impairment test involves a two-step process. The first test is done by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss, the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference.

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

As of December 31, 2013, we assessed qualitative factors including macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance in 2013 and determined that it was not more likely than not that the fair value of any of our reporting units was less than their respective carrying amounts. Therefore we did not perform the two-step impairment test for any of our reporting units in 2013. No impairment losses related to our goodwill were recorded in 2013, however there can be no assurance that impairments of our goodwill will not occur in future periods.

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. We identify reporting units that are one level below an operating segment (referred to as a component), and distinguish these reporting units based on how the segments and components are managed, taking into consideration the economic characteristics, nature of the products and customers of the components. At the time we acquire a business, we allocate goodwill to applicable reporting units based on their relative fair value, and if we have a significant business reorganization, we may reallocate the goodwill. For additional information on management reporting, see Note 19 to the Consolidated Financial Statements and Note 2 for additional information on the Goodwill that was recorded during 2013.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing.

(In Thousands)	WSFS Bank	Cash Connect	Trust & Wealth Management	Consolidated Company
December 31, 2011	$23,012	$—	$5,134	$28,146
Changes in goodwill	—	—	—	—

December 31, 2012	23,012	—	5,134	28,146
Goodwill from business combinations	4,089	—	—	4,089

December 31, 2013	$27,101	$—	$5,134	$32,235

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In Thousands)
December 31, 2013
Core deposits	$4,370	$(2,605)	$1,765
Other	6,625	(1,647)	4,978

Total other intangible assets	$10,995	$(4,252)	$6,743

December 31, 2012
Core deposits	$4,370	$(2,020)	$2,350
Other	4,464	(1,640)	2,824

Total other intangible assets	$8,834	$(3,660)	$5,174

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. We recognized amortization expense on other intangible assets of $1.0 million, $989,000, and $1.2 million for the years ended December 31, 2013, 2012, and 2011.

The following presents the estimated amortization expense of intangibles:

(In Thousands)	Amortization of Intangibles
2014	$1,167
2015	1,135
2016	878
2017	731
2018	711
Thereafter	2,121

Total	$6,743

At December 31, 2013, goodwill and other intangible assets were not considered impaired. Changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

9. DEPOSITS

The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:

December 31,	2013	2012
(In Thousands)
Money market and demand:
Noninterest-bearing demand	$650,256	$631,026
Interest-bearing demand	638,403	538,195
Money market	887,715	933,901

Total money market and demand	2,176,374	2,103,122

Savings	383,731	389,977

Customer certificates of deposit by maturity:
Less than one year	134,356	202,604
One year to two years	89,750	45,955
Two years to three years	7,951	60,879
Three years to four years	1,446	5,894
Over four years	3,462	1,654

Total customer time certificates	236,965	316,986

Jumbo certificates of deposit, by maturity:
Less than one year	162,617	234,716
One year to two years	51,996	20,581
Two years to three years	3,092	36,561
Three years to four years	535	2,031
Over four years	2,905	348

Total jumbo certificates of deposit	221,145	294,237

Total customer deposits	3,018,215	3,104,322

Brokered deposits less than one year	168,727	170,641

Total deposits	$3,186,942	$3,274,963

Interest expense by category follows:

Year Ended December 31,	2013	2012	2011
(In Thousands)
Interest-bearing demand	$529	$246	$405
Money market	1,123	1,759	2,897
Savings	217	431	1,465
Time deposits	4,712	9,531	13,548

Total customer interest expense	6,581	11,967	18,315

Brokered deposits	599	1,134	816

Total interest expense on deposits	$7,180	$13,101	$19,131

10. BORROWED FUNDS

The following is a summary of borrowed funds by type:

At or for the twelve months ended:	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
December 31, 2013	(Dollars in Thousands)
FHLB advances	$638,091	0.30%	$685,591	$573,989	0.32%
Federal funds purchased and securities sold under agreements to repurchase	97,000	0.98	126,000	108,105	0.91
Trust preferred borrowings	67,011	2.01	67,011	67,011	1.98
Senior Debt	55,000	6.25	55,000	55,000	6.86
Reverse mortgage trust bonds payable	21,990	0.34	26,340	6,757	0.88
Other borrowed funds	24,739	0.09	41,976	35,026	0.32

December 31, 2012
FHLB advances	$376,310	0.57%	$588,052	$466,243	1.32%
Federal funds purchased and securities sold under agreements to repurchase	110,000	0.90	125,000	101,106	0.99
Trust preferred borrowings	67,011	2.08	67,011	67,011	2.17
Senior Debt	55,000	6.25	55,000	19,085	6.68
Other borrowed funds	28,945	0.09	64,599	33,924	0.41

Federal Home Loan Bank Advances

Advances from the FHLB of Pittsburgh with rates ranging from 0.16% to 1.52% at December 31, 2013 are due as follows:

	Amount	Weighted Average Rate
	(Dollars in Thousands)
2014	$615,925	0.29%
2015	22,166	0.58

	$638,091	0.30

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

As a member of the FHLB of Pittsburgh, we are required to purchase and hold shares of capital stock in the FHLB of Pittsburgh in an amount at least equal to 0.35% of our member asset value plus 4.60% of advances outstanding. We were in compliance with this requirement with a stock investment in FHLB of Pittsburgh of $35.9 million at December 31, 2013 and $31.2 million as of December 31, 2012. This stock is carried on the accompanying Consolidated Statement of Condition at cost, which approximates liquidation value.

The increase in FHLB stock was due to an increase in FHLB Advances outstanding. We received no dividends from the FHLB of Pittsburgh during 2011. However, in February of 2012, the FHLB of Pittsburgh declared and began to pay a dividend on capital stock. We received dividends of $391,000 and $60,000 for the years ended December 31, 2013 and 2012, respectively. For additional information regarding FHLB Stock, see Note 17 to the Consolidated Financial Statements.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2013 and 2012, we purchased federal funds as a short-term funding source. At December 31, 2013, we had purchased $72.0 million in federal funds at an average rate of 0.28%. At December 31, 2012, we had purchased $85.0 million in federal funds at a rate of 0.27%.

During 2013, we continued to have securities sold under agreements to repurchase as a funding source. At December 31, 2013, securities sold under agreements to repurchase had a fixed rate of 2.98%. These repurchases mature on January 1, 2015. The underlying securities are mortgage-backed securities with a fair value of $33.6 million at December 31, 2013. Securities sold under agreements to repurchase with the corresponding carrying and market values of the underlying securities are due as follows:

	Borrowing Amount	Rate	Collateral
			Carrying Value	Fair Value	Accrued Interest
(Dollars in Thousands)
2013
Over 90 days	$25,000	2.98%	$34,952	$33,596	$83

2012
Over 90 days	$25,000	2.98%	$41,061	$41,714	$104

Trust Preferred Borrowings

In 2005, we issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate.

Senior Debt

In 2012, we issued and sold $55.0 million in aggregate principal amount of 6.25% Senior Notes due 2019 (the “Senior Debt”). The Senior Debt is unsecured and ranks equally with all of our other present and future unsecured unsubordinated obligations. The senior debt is effectively subordinated to our secured indebtedness and structurally subordinated to the indebtedness of our subsidiaries. At our option, the Senior Debt is callable, in whole or in part, after five years. The Senior Debt matures on September 1, 2019.

Reverse Mortgage Trust Bonds Payable

In conjunction with consolidating reverse mortgage loans through consolidation of a reverse mortgage securitization, we also have recognized the securitization bonds on our Consolidated Statement of Condition. The bonds have a carrying value of $22.0 million and carry an interest rate of 0.88%. We completed the legal call of the bonds on January 27, 2014. See Note 6 to the Consolidated Financial Statements.

Other Borrowed Funds

Included in other borrowed funds are collateralized borrowings of $24.7 million and $28.9 million at December 31, 2013 and 2012, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities. The average rates on these borrowings were 0.09% at both December 31, 2013 and 2012.

11. STOCK AND COMMON STOCK WARRANTS

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

In 2009, we entered into a purchase agreement with the U.S. Treasury (“Treasury”) pursuant to which we issued and sold 52,625 shares of our fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of common stock at an exercise price of $45.08 per share. During 2013 we declared and paid $1.8 million of cash dividends on the preferred stock. In 2012 and 2011 we declared and paid $2.6 million of cash dividends. On September 12, 2012 we entered into a letter agreement with the Treasury pursuant to which the Company repurchased the warrant for $1.8 million.

During 2013, we received regulatory non-objection to repurchase/redeem our cumulative perpetual preferred stock using available cash on hand. Late in the second quarter of 2013, we repurchased $20.0 million of the $52.6 million outstanding in open market transactions (at or very near par value), and redeemed the remaining preferred stock at the stated liquidation (par) value of $1,000 per share in the 3rd quarter.

12. STOCKHOLDERS’ EQUITY

Under guidelines issued by banking regulators, savings institutions such as the Bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements. At December 31, 2013 and 2012, the Bank was in compliance with regulatory capital requirements and was deemed a “well-capitalized” institution.

The following table presents the capital position of the Bank as of December 31, 2013 and 2012:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2013
Total Capital (to risk-weighted assets)	$505,354	14.36%	$281,450	8.00%	$351,812	10.00%
Core Capital (to adjusted tangible assets)	463,130	10.35	178,996	4.00	223,745	5.00
Tangible Capital (to tangible assets)	463,130	10.35	67,124	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	463,130	13.16	140,725	4.00	211,087	6.00

As of December 31, 2012
Total Capital (to risk-weighted assets)	$466,924	14.29%	$261,440	8.00%	$326,800	10.00%
Core Capital (to adjusted tangible assets)	426,019	9.83	173,273	4.00	216,592	5.00
Tangible Capital (to tangible assets)	426,019	9.83	64,977	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	426,019	13.04	130,720	4.00	196,080	6.00

The Holding Company

As of December 31, 2013, our capital structure includes one class of stock, $0.01 par common stock outstanding with each share having equal voting rights. During 2013, our preferred stock was fully redeemed at par.

In 2005, WSFS Capital Trust III, our unconsolidated subsidiary, issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The par value of these securities is $2.0 million and the aggregate principal is $67.0 million. The proceeds from the issue were invested in Junior Subordinated Debentures we issued. These securities are treated as borrowings with interest included in interest expense on the Consolidated Statement of Operations. At December 31, 2013, the coupon rate of the WSFS Capital Trust III securities was 2.01%. The effective rate will vary due to fluctuations in interest rates.

When infused into the Bank, the Trust Preferred Securities issued in 2005 qualify as Tier 1 capital. We are prohibited from paying any dividend or making any other capital distribution if, after making the distribution, we would be undercapitalized within the meaning of the Prompt Corrective Action regulations.

At December 31, 2013, $19.3 million in cash remains at the holding company to support the parent company’s needs.

Pursuant to federal laws and regulations, our ability to engage in transactions with affiliated corporations is limited, and we generally may not lend funds to nor guarantee our indebtedness.

13. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Associate 401(k) Savings Plan

Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and our common stock. Generally, the principal and related earnings are tax deferred until withdrawn. We match a portion of the Associates’ contributions. As a result, our total cash contributions to the plan on behalf of our Associates resulted in an expense of $2.6 million, $2.4 million, and $1.9 million for 2013, 2012, and 2011, respectively.

All contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 100% will be invested in a balanced fund. Associates may generally make transfers to various other investment vehicles within the plan. The plan’s yearly activity includes net sales for the WSFS fund of 19,000 for 2013 and net purchases of 2,000, and 24,000 shares of our common stock during 2012 and 2011, respectively.

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

In accordance with ASC 715, during 2014 we expect to recognize $56,000 in expense relating to the amortization of the net actuarial loss, and none relating to the net transition obligation.

The following disclosures relating to postretirement benefits were measured at December 31:

	2013	2012	2011
(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,478	$3,923	$3,088
Service cost	343	288	207
Interest cost	176	174	166
Actuarial (gain) loss	(288)	271	623
Benefits paid	(149)	(178)	(161)

Benefit obligation at end of year	$4,560	$4,478	$3,923

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	149	178	161
Benefits paid	(149)	(178)	(161)

Fair value of plan assets at end of year	$—	$—	$—

Funded status:
Funded status	$(4,560)	$(4,478)	$(3,923)
Recognized net loss	1,221	1,587	1,444

Net amount recognized	$(3,339)	$(2,891)	$(2,479)

Components of net periodic benefit cost:
Service cost	$343	$288	$207
Interest cost	177	174	166
Amortization of transition obligation	—	61	61
Net loss recognition	78	67	32

Net periodic benefit cost	$598	$590	$466

Assumptions used to determine net periodic benefit cost:
Discount rate	4.00%	4.50%	5.50%
Health care cost trend rate	5.00%	5.00%	5.00%
Sensitivity analysis of health care cost trends:
Effect of +1% on service cost plus interest cost	$—	$(34)	$(17)
Effect of –1% on service cost plus interest cost	—	12	13
Effect of +1% on APBO	—	(146)	(129)
Effect of –1% on APBO	—	142	100
Assumptions used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	5.00%	4.00%	4.50%
Health care cost trend rate	5.00%	5.00%	5.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year of ultimate trend rate	2013	2012	2011

Estimated future benefit payments:

The following table shows the expected future payments for the next ten years:

(In Thousands)

During 2014	$125
During 2015	128
During 2016	132
During 2017	146
During 2018	155
During 2019 through 2023	1,078

$1,764

We assume the average annual rate of increase for medical benefits will stabilize at an average increase of 5% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2013, this annual premium cap amounted to $2,920 per retiree. We estimate that we will contribute approximately $3,037 per retiree to the plan during fiscal 2014.

We have five additional plans which are no longer being provided to Associates. They are a Supplemental Pension Plan with a corresponding liability of $381,000, an Early Retirement Window Plan with a corresponding liability of $149,000, a Director’s Plan with a corresponding liability of $44,000, a Supplemental Executive Retirement Plan with a corresponding liability of $932,000, and a Post-Retirement Medical Plan with a corresponding liability of $164,000.

14. TAXES ON INCOME

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Our income tax provision consists of the following:

Year Ended December 31,	2013	2012	2011
(In Thousands)
Current income taxes:
Federal taxes	$21,242	$11,136	$6,648
State and local taxes	2,759	2,256	1,849
Deferred income taxes:
Federal taxes	875	3,591	2,978
State and local taxes	(120)	—	—

Total	$24,756	$16,983	$11,475

Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2013 and 2012:

	2013	2012
(In Thousands)
Deferred tax assets:
Unrealized losses on available-for-sale securities	12,762	—
Allowance for loan losses	14,436	15,373
Reserves and other	8,854	7,511
Deferred gains	453	480
Net operating losses	1,196	—
Reverse mortgages	3,686	—

Total deferred tax assets before valuation allowance	41,387	23,364

Less: valuation allowance	(4,882)	—

Total Deferred tax assets	36,505	23,364

Deferred tax liabilities:
Unrealized gains on available-for-sale securities	$—	$(8,053)
Accelerated depreciation	(1,506)	(2,115)
Other	(2,132)	(397)
Prepaid expenses	(1,112)	(1,590)
Deferred loan costs	(1,843)	(1,866)
Intangibles	(1,765)	(1,256)

Total deferred tax liabilities before valuation allowance	(8,358)	(15,277)

Net deferred tax asset	$28,147	$8,087

Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. In 2013, such items consisted primarily of $12.8 million of unrealized losses on certain investments in debt and equity securities accounted for under ASC 320 along with $550,000 related to postretirement benefit obligations accounted for under ASC 715. In 2012, they consisted primarily of $8.1 million of unrealized gains on certain investments in debt and equity securities, partially offset by $550,000 related to postretirement benefit obligations.

Based on our history of prior earnings and our expectations of the future, it is anticipated that operating income and the reversal pattern of our temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $28.1 million at December 31, 2013.

A reconciliation showing the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:

Year Ended December 31,	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax, net of federal tax benefit	2.4	3.0	3.4
Interest income 50% excludable	—	(0.5)	(2.1)
Tax-exempt interest	(1.2)	(0.5)	(0.4)
Bank-owned life insurance income	(0.1)	(1.1)	(2.0)
Incentive stock option and other nondeductible compensation	0.3	0.6	0.9
Settlement of prior year charitable donation	—	—	(1.2)
Federal tax credits	(1.7)	(1.4)	(0.5)
Other	(0.1)	0.1	0.5

Effective tax rate	34.6%	35.2%	33.6%

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

As a result of the consolidation for accounting purposes of the SASCO reverse mortgage securitization trust during 2013, a deferred tax asset (“DTA”) of approximately $4.9 million was recorded. However, because SASCO is not consolidated for income tax purposes since it is subject to taxation on a separate entity basis as a real estate investment trust (“REIT”) as of and for the year ended December 31, 2013, a full valuation allowance was also recorded on this DTA due to the uncertainty of its realization. Realization of the DTA is dependent on future taxable income which is not assured as of December 31, 2013 with SASCO as a separate entity. On January 27, 2014 SASCO’s REIT tax structure was eliminated, which will permit tax consolidation within the Bank’s tax return filings on a prospective basis. At this date, the uncertainty surrounding the realization of the DTA was eliminated since the Bank’s Consolidated group is projected to have sufficient taxable income. Accordingly, we expect to remove the $4.9 million valuation allowance along with elimination of a $1.7 million deferred tax liability associated with our original investment in SASCO, which will result in an overall income tax benefit of $6.6 million in 2014. Finally, SASCO has $3.4 million of Federal net operating losses (“NOL’s”) that the Bank will acquire upon SASCO’s liquidation. Such NOL’s expire beginning in 2030.

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

We record interest and penalties on potential income tax deficiencies as income tax expense. Federal tax years 2010 through 2013 remain subject to examination as of December 31, 2013, while tax years 2010 through 2013 remain subject to examination by state taxing jurisdictions. During 2013, the audit of our 2010 federal tax return was completed by the IRS. We recorded a $186,000 tax benefit as a result of settling this audit. No state income tax return examinations are currently in process. We do not expect to record or realize any material unrecognized tax benefits during 2014.

ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. We recognize, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the financial statements. Assessment of uncertain tax positions under ASC 740 requires careful consideration of the technical merits of a position based on our analysis of tax regulations and interpretations. There are no longer any unrecognized tax benefits related to ASC 740 as of December 31, 2013. A reconciliation of the total amounts of unrecognized tax benefits during 2013 and 2012 is as follows:

	2013	2012
(In Thousands)
Unrecognized tax benefits at January 1	$—	$88
Tax positions taken during prior years	—	(3)
Tax positions taken during current year	—	—
Reductions relating to settlements with taxing authorities	—	(85)
Reductions as a result of a lapse of statutes of limitations	—	—

Unrecognized tax benefits at December 31	$—	$—

15. STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with FASB ASC 718, Stock Compensation. After shareholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”). Upon stockholder approval in 2013, the 2005 Incentive Plan was amended and replaced by the 2013 Incentive Plan (“2013 Plan”). No future awards may be granted under the 2005 Plan, however, we still have options outstanding under the 1997 Plan and 2005 Plan for our officers, directors and employees of us and our subsidiaries (“Associates”). The 2013 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 1997 Plan, 2005 Plan and 2013 Plan are referred to as Stock Incentive Plans. The number of shares reserved for issuance under the 2013 Plan is 698,845. At December 31, 2013, there were 548,845 shares available for future grants under the 2013 Plan.

With the exception of certain Performance Stock Awards, the Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as non-incentive stock options (collectively, “Stock Options”). Additionally, the 2013 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of our common stock on the date of the grant. With the exception of certain Non-Plan Stock Options (as defined below), all Stock Options granted during 2013 and 2012 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire five years from the grant date. Generally, all awards become exercisable immediately in the event of a change in control, as defined within the Stock Incentive Plans. In addition, the Black-Scholes option-pricing model is used to determine the grant date fair value of Stock Options.

Stock Options

A summary of the status of our Stock Incentive Plans as of December 31, 2013, 2012 and 2011, respectively, and changes during those years are presented below:

	2013		2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of year	335,730	$42.14	416,886	$43.52	566,323	$42.84
Granted	522,357	49.09	88,307	39.66	57,723	44.15
Exercised	(118,438)	39.39	(71,055)	30.78	(85,379)	18.94
Forfeited	(13,081)	47.50	—	—	(12,666)	40.85
Expired	(13,990)	49.08	(98,408)	53.99	(109,115)	59.85

Outstanding at end of year	712,578	47.42	335,730	42.14	416,886	43.52

Exercisable at end of year	103,549	$46.02	178,432	$45.28	304,628	$46.27

Weighted-average fair value of awards granted	$13.94		$12.50		$14.06

At January 1, 2013 there were nonvested options with a $6.1 million intrinsic value. Stock Options that vested during 2013 had an intrinsic value of $2.4 million and options that were exercised had an intrinsic value of $2.7 million. In addition, there were vested options that expired with no intrinsic value. The exercisable options remaining at December 31, 2013, had an intrinsic value of $3.3 million and an average remaining contractual term of 1.4 years. At December 31, 2013 outstanding options had an intrinsic value of $21.4 million and an average remaining contractual term of 4.7 years.

The following table provides information about our unvested stock options outstanding at December 31, 2013, 2012 and 2011, respectively:

	2013			2012			2011
	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Shares Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Stock Options:
Unvested at beginning of period	157,298	$38.57	$11.98	112,258	$36.08	$10.69	123,486	$34.94	$8.27
Granted	522,357	49.09	13.94	88,307	39.66	12.50	57,723	44.15	14.06
Vested	(57,545)	35.41	10.65	(43,267)	34.32	9.66	(56,285)	40.77	9.13
Forfeited	(13,081)	47.50	9.58	—			(12,666)	40.85	9.44

Unvested at end of period	609,029	$47.66	$13.75	157,298	$38.57	$11.98	112,258	$36.08	$10.69

The total amount of unrecognized compensation cost related to nonvested stock options as of December 31, 2013 was $6.0 million. The weighted-average period over which the expense is expected to be recognized is 3.8 years. We issue new shares upon the exercise of options.

On April 25, 2013 stockholders approved a change in future compensation for Mark A. Turner, President and CEO. As a result, Mr. Turner was granted 250,000 non-statutory stock options (“Non-Plan Stock Options’) with a longer and slower vesting schedule than our standard options, 40% vesting after the second year and 20% vesting in each of the following three years. Additionally, these options were awarded at an exercise price of 20% over the December 2012 market value (date in which framework of the plan was decided on). Upon the grant, Mr. Turner is no longer eligible to receive grants under any of our other stock based award programs for a period of five years. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return (zero coupon treasury yield) of 0.76% in 2013; an expected option life of five years; and an expected stock price volatility of 40.5% in 2013. For the purposes of this option-pricing model, a dividend yield of 1.01% was assumed.

Additionally, as a result of the stockholder approval, 150,000 incentive stock options were issued to certain executive officers of the Company under the 2013 Plan. These options have the same vesting schedule and exercise price as the Non-Plan Stock Options granted to Mr. Turner. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return (zero coupon treasury yield) of 0.76% in 2013; an expected option life of five years; and an expected stock price volatility of 40.5% in 2013. For the purposes of this option-pricing model, a dividend yield of 1.01% was assumed.

During 2013, we granted 122,357 additional options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return (zero coupon treasury yield) of 0.50% in 2013; an expected option life of three years and nine months; and an expected stock price volatility of 30.7% in 2013. For the purposes of this option-pricing model, a dividend yield of 1.01% was assumed.

During 2012, we granted 88,307 additional options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return (zero coupon treasury yield) between 0.6% and 0.7% in 2012; an expected option life of three years and nine months; and an expected stock price volatility of 44.6% in 2012. For the purposes of this option-pricing model, a dividend yield of 1.2% was assumed.

The following table summarizes all outstanding Stock Options for option plans as of December 31, 2013, segmented by range of exercise prices:

	Outstanding			Exercisable
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number	Weighted Average Exercise Price
Stock Options:
$20.70-$27.60	13,818	$23.36	0.2	13,818	$23.36
$27.61-$34.50	16,552	31.33	1.6	8,879	31.30
$34.51-$41.40	81,421	39.68	3.2	15,090	39.76
$41.41-$48.30	155,065	46.76	3.6	20,040	45.02
$48.31-$55.20	404,360	49.54	6.1	4,360	51.17
$55.21-$62.10	40,057	58.85	1.0	40,057	58.85
$62.11-$69.00	1,305	62.50	2.3	1,305	62.50

Total	712,578	$47.42		103,549	$46.02

Restricted Stock and Restricted Stock Units

During 2013, we issued 11,357 restricted stock units (“RSUs”) and restricted stock awards. These awards vest over a four year period. These stock awards were made to certain executive officers. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of December 31, 2013, was $1.2 million. This compares to $992,000 at December 31, 2012 and $1.2 million at December 31, 2011. The weighted-average period over which the cost is expected to be recognized is 1.7 years.

Compensation costs related to these issuances are recognized over the lives of the restricted stock and RSUs. We amortize the expense related to the restricted stock grants into salaries, benefits and other compensation expense on an accrual basis over the requisite service period for the entire award. When we award restricted stock to individuals from whom we may not receive services in the future, such as those who are eligible for retirement, we recognize the expense of restricted stock grants when we make the award, instead of amortizing the expense over the vesting period of the award.

Performance Stock Awards

The Long-Term Performance-Based Restricted Stock Unit program (“Long-Term Program”) provided for awards up to an aggregate of 77,800 shares of our stock to the remaining 14 participants, only after the achievement of targeted levels of return on assets (“ROA”) in any year through 2013. Under the terms of the plan, if an annual ROA performance level of 1.00% was achieved, up to 39,000 shares were to be awarded. If an annual ROA performance level of 1.125% was achieved, up to 53,300 shares were to be awarded. If an annual ROA performance level of 1.25% or greater was achieved, up to 77,800 shares were to be awarded. Additionally, if a performance level was achieved and there were insufficient shares available for grant, we had the option of granting the available shares with the remainder paid in cash. During 2013, the company achieved the 1.00% performance level of return on assets. In accordance with the Long-Term Program, we issued 36,152 RSUs to the plan’s participants. The awarded stock will vest in 25% increments over four years. During 2013 we recognized $88,000 of compensation expense related to this program. Compensation expense related to the Long-Term Program was based on the closing stock price as of May 28, 2008.

The Board approved a plan in which Marvin N. Schoenhals, Chairman of the Board, was granted 22,250 shares of restricted stock effective January 3, 2011 with a five-year performance vesting schedule starting at the end of the second year. These shares are subject to vesting in whole or in part based on the role that Mr. Schoenhals plays in establishing new business over a two year period of time that achieves over a two year period a result of at least a 50% return on investment of the cost of the restricted stock. We recognized compensation expense of $275,000 related to this award in 2013.

The impact of stock-based compensation for the year ended December 31, 2013 was $3.2 million pre-tax ($2.5 million after tax) to salaries, benefits and other compensation. This compares to $2.3 million pre-tax ($1.7 million after tax) in 2012, and $1.6 million pre-tax ($1.2 million after tax) in 2011.

16. COMMITMENTS AND CONTINGENCIES

Data Processing Operations

We have entered into contracts to manage our network operations, data processing and other related services. The projected amounts of future minimum payments contractually due (in thousands) are as follows:

Year	Amount
2014	$3,437
2015	1,598
2016	763
2017	727
2018	—

The expenses for data processing and operations for the year ending December 31, 2013 was $5.9 million, compared to $5.6 million for the year ended December 31, 2012 and $5.3 million for the year ended December 31, 2011.

Legal Proceedings

In the ordinary course of business, we are subject to legal actions that involve claims for monetary relief. For additional information regarding legal proceedings, see Note 22 to the Consolidated Financial Statements.

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

The following represents a summary of off-balance sheet financial instruments at year-end:

December 31,	2013	2012
(In Thousands)
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$64,210	$44,610
Commercial mortgage loan commitments	9,852	13,523
Commercial loan commitments	335,257	317,750
Commercial owner-occupied commitments	32,078	46,211
Commercial standby letters of credit	56,651	55,540
Residential mortgage loan commitments	5,018	22,657
Consumer loan commitments	150,265	135,060

At December 31, 2013, we had total commitments to extend credit of $653.3 million. The consumer lines of credit of $150.3 million reflected in the table include $142.4 million secured by real estate. Residential mortgage loan commitments generally have closing dates within a one-month period but can be extended to six months in some cases. Not reflected in the table above are commitments to sell residential mortgages of $24.2 million and $55.2 million at December 31, 2013 and 2012, respectively.

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

We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. These indemnifications may include our repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the years ended December 31, 2013 and 2012.

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

At December 31, 2013, there were 101 variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers. The initial notional aggregated amount was approximately $423.9 million, with maturities ranging from three months to twelve years. The aggregate fair value of these swaps to the customers was a liability of $17.8 million as of December 31, 2013, of which 89 swaps, with a liability of $18.2 million, were in paying positions to a third party. We had reserves of $70,000 for the swap guarantees.

17. FAIR VALUE DISCLOSURES

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

The table below presents the balances of assets measured at fair value as of December 31, 2013 (there are no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets Measured at Fair Value on a Recurring Basis:
Available-for-sale securities:
Collateralized mortgage obligations	$—	$97,557	$—	$97,557
FNMA	—	367,128	—	367,128
FHLMC	—	124,495	—	124,495
GNMA	—	95,592	—	95,592
U.S. Government and agencies	—	32,158	—	32,158
State and political subdivisions	—	100,185	—	100,185

Total assets measured at fair value on a recurring basis	$—	$817,115	$—	$817,115
Assets Measured at Fair Value on a Nonrecurring Basis:
Other real estate owned	$—	$—	$4,532	$4,532
Impaired loans (collateral dependent)	—	—	38,379	38,379

Total assets measured at fair value on a nonrecurring basis	$—	$—	$42,911	$42,911

The table below presents the balances of assets measured at fair value as of December 31, 2012 (there were no material liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Description
Assets Measured at Fair Value on a Recurring Basis:
Available-for-sale securities:
Collateralized mortgage obligations	$—	$252,300	—	$252,300
FNMA	—	406,255	—	406,255
FHLMC	—	59,650	—	59,650
GNMA	—	132,455	—	132,455
U.S. Government and agencies	—	46,990	—	46,990
State and political subdivisions	—	3,209	—	3,209
Reverse mortgage related assets	—	—	19,686	19,686

Total assets measured at fair value on a recurring basis	$—	$900,859	$19,686	$920,545

Assets Measured at Fair Value on a Nonrecurring Basis:
Other real estate owned	$—	$—	$4,622	$4,622
Impaired loans (collateral dependent)	—	—	52,904	52,904

Total assets measured at fair value on a nonrecurring basis	$—	$—	$57,526	$57,526

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

Available-for-sale securities. As of December 31, 2013, securities classified as available for sale are reported at fair value using Level 2 inputs. As a result of the consolidation of the reverse mortgage trust, there were no securities with Level 3 inputs as of December 31, 2013. Included in the Level 2 total are approximately $32.2 million in Federal Agency debentures, $684.8 million in Federal Agency MBS and $100.2 million in municipal bonds. Agency and MBS securities are predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Reverse Mortgage Related Assets. The amount included in the reverse mortgage related assets category at December 31, 2012 represents the fair value of the BBB-rated tranche of a reverse mortgage security (reverse mortgage trading asset) and the SASCO 2002-RM1’s Class “O” certificates.

There has never been an active market for the reverse mortgage trading asset. As such, we classified these trading assets as Level 3 under ASC 820-10. As prescribed by ASC 820-10 management used various observable and unobservable inputs to develop a range of likely fair value prices where this security would be exchanged in an orderly transaction between market participants at the measurement date. The unobservable inputs reflect management’s assumptions about the assumptions that market participants would use in pricing this asset. Included in these inputs were the median of a selection of other BBB-rated securities as well as quoted market prices from higher rated tranches of this asset class. The unobservable inputs consist of prepayments, house price appreciation and interest rates. Our sensitivity analysis completed at December 31, 2013, showed that any increase or decrease in these inputs would not have a significant impact on the fair value of these assets. The value assigned to this security therefore is determined primarily through a discounted cash flow analysis. All assumptions required a significant degree of management judgment.

The class “O” certificates are Level 3 because there is no active market and no observable inputs that reflect quoted prices for identical assets in active markets (Level 1) or inputs other than quoted prices that are observable for the asset through corroboration with observable market data (Level 2). To establish the fair value for the Level 3 security, a “mark-to-model” has been developed using the income approach described in ASC 820-10-35-32 and is similar to the methodology used to value our trading assets described above.

As a result of the consolidation of the reverse mortgage trust in 2013, the balances of the reverse mortgages and related securities (including the trading securities) were eliminated in consolidation.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Reverse Mortgage Related Assets
Balance at December 31, 2011	$16,368
Total net income for the year included in net income	33
Contractual monthly advances of principal	—
Mark-to-market adjustment	3,285

Balance at December 31, 2012	$19,686
Mark-to-market adjustment	(125)
Reverse mortgage securitization trust consolidation	(19,561)

Balance at December 31, 2013	$—

Other Real Estate Owned. Other real estate owned consists of loan collateral which has been repossessed through foreclosure or other measures. Initially, foreclosed assets are recorded as held for sale at the lower of the loan balance or fair value of the collateral less estimated selling costs. Subsequent to foreclosure, valuations are updated periodically and the assets may be marked down further, reflecting a new cost basis. Due to the continuing weakness in the real estate market, we utilize a more significant level of unobservable inputs and, as such, have reclassified the hierarchical levels of both Other Real Estate Owned and Impaired Loans to Level 3 for 2013. The fair value of our real estate owned was estimated using Level 3 inputs based on appraisals obtained from third parties.

Impaired Loans. We evaluate and value impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. The collateral for each loan has a unique appraisal and our discount of the value is based on the factors unique to each impaired loan. The significant unobservable input in determining the fair value is our subjective discount on appraisals of the collateral securing the loan, which ranges from 10% — 50%. Collateral may consist of real estate and/or business assets including equipment, inventory and accounts receivable. The value of these assets is determined based on appraisals by qualified licensed appraisers hired by us. Appraised and reported values may be discounted based on our historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or our expertise and knowledge of the customer and the customer’s business.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, has a gross amount of $38.4 million and $52.9 million at December 31, 2013 and December 31, 2012, respectively. The valuation allowance on impaired loans was $4.9 million as of December 31, 2013 and $5.0 million as of December 31, 2012.

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

Reverse Mortgage Related Assets.  Reverse mortgage related assets include reverse mortgage loans, SASCO 2002-RM1’s Class “O” certificates and the BBB-rated tranche of this reverse mortgage security.

For additional information on these reverse mortgage related assets, see Note 6 to our Consolidated Financial Statements and our discussion earlier in this Note.

Bank-Owned Life Insurance.  The estimated fair value approximates the book value for this investment.

Stock in the Federal Home Loan Bank of Pittsburgh:  The fair value of FHLB stock is assumed to be essentially equal to its cost basis, since the stock is non-marketable but redeemable at its par value.

Demand Deposits, Savings Deposits, and Time Deposits.  The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, money market and interest-bearing demand deposits, is assumed to be equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits with comparable remaining maturities.

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

The book value and estimated fair value of our financial instruments are as follows:

At December 31,	Fair Value Measurement	2013		2012
		Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	Level 1	484,426	484,426	$500,887	$500,887
Investment securities	See previous table	817,115	817,115	900,859	900,859
Loans, held-for-sale	Level 3	31,491	31,491	12,758	12,758
Loans, net	Level 3	2,904,976	2,871,499	2,723,916	2,746,001
Reverse mortgage related assets	Level 3	37,328	37,328	19,229	19,229
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	35,869	35,869	31,165	31,165
Accrued interest receivable	Level 2	10,798	10,798	9,652	9,652
Financial liabilities:
Deposits	Level 2	3,186,942	2,982,420	3,274,963	3,174,907
Borrowed funds	Level 2	903,831	904,804	637,266	638,375
Standby letters of credit	Level 3	248	248	224	224
Accrued interest payable	Level 2	838	838	1,099	1,099

The estimated fair value of our off-balance sheet financial instruments is as follows:

December 31,	2013	2012
(In Thousands)
Off-balance sheet instruments:	$—	$—

18. RELATED PARTY TRANSACTIONS

We routinely enter into transactions with our directors and officers. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve more than the normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties was $2.0 million and $2.1 million at December 31, 2013 and 2012, respectively. During 2013, new loans and credit line advances to such related parties amounted to $107,000 and repayments amounted to $304,000.

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

The Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Investment Group, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC (“Cypress”) is a registered investment advisor with over $614 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $8.9 billion in assets under administration including approximately $497 million in assets under management, provides fiduciary and investment services to personal trust clients, trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana Trust and WSFS Investment Group to deliver investment management and fiduciary products and services.

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Segment information for the years ended December 31, 2013, 2012, and 2011 follows:

For the Year Ended December 31, 2013:	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$139,082	$—	$7,840	$146,922
Noninterest income	40,479	23,746	15,926	80,151

Total external customer revenues	179,561	23,746	23,766	227,073

Intersegment revenues:
Interest income	3,603	—	5,749	9,352
Noninterest income	6,346	845	109	7,300

Total intersegment revenues	9,949	845	5,858	16,652

Total revenue	189,510	24,591	29,624	243,725

External customer expenses:
Interest expense	14,744	—	590	15,334
Noninterest expenses	107,195	12,950	12,784	132,929
Provision for loan loss	6,759	—	413	7,172

Total external customer expenses	128,698	12,950	13,787	155,435

Intersegment expenses:
Interest expense	5,749	1,541	2,062	9,352
Noninterest expenses	954	2,237	4,109	7,300

Total intersegment expenses	6,703	3,778	6,171	16,652

Total expenses	135,401	16,728	19,958	172,087

Income before taxes	$54,109	$7,863	$9,666	$71,638
Income tax provision				24,756

Consolidated net income				$46,882

Cash and cash equivalents	$73,017	$408,096	$3,313	$484,426
Other segment assets	3,838,525	1,965	190,847	4,031,337

Total segment assets at December 31, 2013	$3,911,542	$410,061	$194,160	$4,515,763

Capital expenditures	$2,232	$628	$—	$2,860

For the Year Ended December 31, 2012:	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$141,986	$—	$8,301	$150,287
Noninterest income	54,225	18,749	13,719	86,693

Total external customer revenues	196,211	18,749	22,020	236,980

Intersegment revenues:
Interest income	4,032	—	5,719	9,751
Noninterest income	8,563	779	105	9,447

Total intersegment revenues	12,595	779	5,824	19,198

Total revenue	208,806	19,528	27,844	256,178

External customer expenses:
Interest expense	22,397	—	891	23,288
Noninterest expenses	112,071	9,549	11,725	133,345
Provision for loan loss	32,222	—	(169)	32,053

Total external customer expenses	166,690	9,549	12,447	188,686

Intersegment expenses:
Interest expense	5,719	1,368	2,664	9,751
Noninterest expenses	884	2,219	6,344	9,447

Total intersegment expenses	6,603	3,587	9,008	19,198

Total expenses	173,293	13,136	21,455	207,884

Income before taxes	$35,513	$6,392	$6,389	$48,294
Income tax provision				16,983

Consolidated net income				$31,311

Cash and cash equivalents	$68,419	$430,382	$2,086	$500,887
Other segment assets	3,683,073	1,605	189,583	3,874,261

Total segment assets at December 31, 2012	$3,751,492	$431,987	$191,669	$4,375,148

Capital expenditures	$7,796	$405	$27	$8,228

For the Year Ended December 31, 2011:	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$149,313	$—	$9,329	$158,642
Noninterest income	34,959	15,618	13,011	63,588

Total external customer revenues	184,272	15,618	22,340	222,230

Intersegment revenues:
Interest income	4,414	—	6,122	10,536
Noninterest income	7,447	724	143	8,314

Total intersegment revenues	11,861	724	6,265	18,850

Total revenue	196,133	16,342	28,605	241,080

External customer expenses:
Interest expense	31,345	—	1,260	32,605
Noninterest expenses	108,061	7,883	11,533	127,477
Provision for loan loss	26,641	—	1,355	27,996

Total external customer expenses	166,047	7,883	14,148	188,078

Intersegment expenses:
Interest expense	6,122	1,235	3,179	10,536
Noninterest expenses	867	1,578	5,869	8,314

Total intersegment expenses	6,989	2,813	9,048	18,850

Total expenses	173,036	10,696	23,196	206,928

Income before taxes and extraordinary items	$23,097	$5,646	$5,409	$34,152
Income tax provision				11,475

Consolidated net income				$22,677

Cash and cash equivalents	$48,107	$416,949	$2,961	$468,017
Other segment assets	3,618,744	2,155	200,092	3,820,991

Total segment assets at December 31, 2011	$3,666,851	$419,104	$203,053	$4,289,008

Capital expenditures	$8,877	$1,291	$326	$10,494

20. PARENT COMPANY FINANCIAL INFORMATION

Condensed Statement of Financial Condition

December 31,	2013	2012
(In Thousands)
Assets:
Cash	$19,311	$62,244
Investment securities, available-for-sale	—	7,096
Investment in subsidiaries	481,896	471,236
Investment in Capital Trust III	2,011	2,011
Other assets	2,920	2,451

Total assets	$506,138	$545,038

Liabilities:
Trust Preferred	$67,011	$67,011
Senior Debt	55,000	55,000
Interest payable	399	407
Other liabilities	678	1,566

Total liabilities	123,088	123,984

Stockholders’ equity:
Preferred stock	—	1
Common stock	185	184
Capital in excess of par value	178,477	222,978
Accumulated other comprehensive income	(21,294)	12,943
Retained earnings	473,962	433,228
Treasury stock	(248,280)	(248,280)

Total stockholders’ equity	383,050	421,054

Total liabilities and stockholders’ equity	$506,138	$545,038

Condensed Statement of Operations

Year Ended December 31,	2013	2012	2011
(In Thousands)
Income:
Interest income	$2,455	$1,853	$1,021
Noninterest and dividend income	9,983	139	153
Reverse mortgage consolidation gain	3,801	—	—

	16,239	1,992	1,174

Expenses:
Interest expense	5,113	2,776	1,375
Other operating expenses	(737)	(186)	419

	4,376	2,590	1,794

Income (loss) before equity in undistributed income of subsidiaries	11,863	(598)	(620)
Equity in undistributed income of subsidiaries	35,019	31,909	23,297

Net income	46,882	31,311	22,677
Dividends on preferred stock and accretion of discount	(1,633)	(2,770)	(2,770)

Net income allocable to common stockholders	$45,249	$28,541	$19,907

Condensed Statement of Cash Flows

Year Ended December 31,	2013	2012	2011
(In Thousands)
Operating activities:
Net income	$46,882	$31,311	$22,677
Adjustments to reconcile net income to net cash used for operating activities:
Equity in undistributed income of subsidiaries	(35,019)	(31,909)	(23,297)
Reverse mortgage consolidation gain	(3,801)	—	—
Increase in capitalized interest	(801)	(693)	(280)
Decrease (increase) in other assets	3,831	3,531	(98)
Increase in other liabilities	245	384	32

Net cash provided by (used for) operating activities	11,337	2,624	(966)

Investing activities:
Purchase of mortgage backed securities	—	—	(2,500)

Net cash used for investing activities	—	—	(2,500)

Financing activities:
Issuance of common stock	4,353	2,503	3,709
Proceeds from the issuance of long-term debt	—	52,681	—
Redemption of preferred stock	(52,625)	—	—
Payments to repurchase stock warrants	—	(1,800)	—
Cash dividends paid	(5,998)	(6,810)	(6,718)

Net cash provided by (used for) financing activities	(54,270)	46,574	(3,009)

Increase (decrease) in cash	(42,933)	49,198	(6,475)
Cash at beginning of period	62,244	13,046	19,521

Cash at end of period	$19,311	$62,244	$13,046

21. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments and unrecognized prior service costs on defined benefit pension plans. Changes to other accumulated other comprehensive income (loss) are presented net of tax effect as a component of equity. Reclassification out of accumulated other comprehensive is recorded on the statement of operations either as a gain or loss.

Changes to accumulated other comprehensive income (loss) by component are shown net of taxes in the following tables for the period indicated:

(In Thousands)	Net unrealized gains on investment securities available-for-sale	Net unrealized losses on defined benefit pension plan	Total
Balance, December 31, 2010	$6,996	$(472)	$6,524

Other comprehensive income before reclassifications	7,702	—	7,702
Less: Amounts reclassified from accumulated other comprehensive loss	(3,024)	—	(3,024)

Net current-period other comprehensive loss	4,678	—	4,678

Balance, December 31, 2011	$11,674	$(472)	$11,202

Other comprehensive income before reclassifications	15,024	—	15,024
Less: Amounts reclassified from accumulated other comprehensive loss	(13,283)	—	(13,283)

Net current-period other comprehensive loss	1,741	—	1,741

Balance, December 31, 2012	$13,415	$(472)	$12,943

Other comprehensive loss before reclassifications	(32,057)	—	(32,057)
Less: Amounts reclassified from accumulated other comprehensive loss	(2,180)	—	(2,180)

Net current-period other comprehensive loss	(34,237)	—	(34,237)

Balance, December 31, 2013	$(20,822)	$(472)	$(21,294)

The statement of operations impacted by components of other comprehensive income are presented in the table below.

	Twelve Months Ended December 31,			Affected line item in Statements of Operations
(In Thousands)	2013	2012	2011
Securities available-for-sale:
Realized gains on securities transactions	$3,516	$21,425	$4,878	Securities gains, net
Income taxes	(1,336)	(8,142)	(1,854)	Income tax provision

Net of tax	$2,180	$13,283	$3,024

22. LEGAL AND OTHER PROCEEDINGS

As previously disclosed in 2011, we were served with a complaint, filed in U.S. Bankruptcy Court for the Eastern District of Pennsylvania, by a bankruptcy trustee relating to a former WSFS Bank customer. The complaint challenges the Bank’s actions relating to the repayment of an outstanding loan and also seeks to avoid and recover the pre-bankruptcy repayment of that loan, approximately $5.0 million. The matter has been captioned Goldstein v. Wilmington Savings Fund Society, FSB (In re: Universal Marketing, Inc.), Chapter 7, Case No. 09-15404 (ELF), Adv. Pro. No. 11-00512. We believe we acted appropriately and we are vigorously defending ourselves against the complaint.

Based upon available information we believe the estimate of the aggregate range of reasonably possible losses for this legal proceeding was from approximately $250,000 to approximately $5.0 million at December 31, 2013.

There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such other proceedings will have a material effect on the Consolidated Financial Statements.

23. SUBSEQUENT EVENTS

As a result of consolidation of the reverse mortgage trust during the third quarter of 2013, a deferred tax asset (“DTA”) was recorded at that time. However, because the reverse mortgage trust was not able to be consolidated for income tax purposes for 2013 since it was a separate entity real estate investment trust, a full valuation allowance was also recorded at that time on the DTA due to the uncertainty of realizing this benefit since realizability of the DTA is dependent on taxable income of the separate entity. On January 27, 2014, WSFS completed the legal call of the reverse mortgage trust bonds and the redemption of the trust’s preferred shareholders, eliminating this uncertainty since the reverse mortgage trust’s assets have now been combined with the Bank’s for tax purposes. As a result, WSFS has removed the valuation allowance, and recorded a tax benefit of approximately $6.6 million during January 2014. This will positively impact diluted EPS and tangible book value per share by approximately $0.74 in the first quarter 2014 results.

QUARTERLY FINANCIAL SUMMARY (Unaudited)

Three months ended	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
(In Thousands, Except Per Share Data)
Interest income	$38,333	$37,116	$35,882	$35,591	$36,787	$36,514	$37,763	$39,223
Interest expense	3,787	3,710	3,826	4,011	5,289	5,621	5,685	6,693

Net interest income	34,546	33,406	32,056	31,580	31,498	30,893	32,078	32,530
Provision for loan losses	1,292	1,969	1,680	2,231	3,674	3,751	16,383	8,245

Net interest income after provision for loan losses	33,254	31,437	30,376	29,349	27,824	27,142	15,695	24,285
Noninterest income	19,796	22,742	19,539	18,074	21,195	19,748	28,992	16,758
Noninterest expenses	34,598	32,809	33,152	32,370	37,186	32,153	33,017	30,989

Income (loss) before taxes	18,452	21,370	16,763	15,053	11,833	14,737	11,670	10,054
Income tax provision (benefit)	6,378	7,210	5,855	5,313	4,275	4,758	4,340	3,610

Net Income	12,074	14,160	10,908	9,740	7,558	9,979	7,330	6,444
Dividends on preferred stock and accretion of discount	—	332	609	692	693	693	692	692

Net Income (loss) allocable to common stockholders	$12,074	$13,828	$10,299	$9,048	$6,865	$9,286	$6,638	$5,752

Earnings per share:
Basic	$1.36	$1.57	$1.17	$1.03	$0.79	$1.07	$0.76	$0.66
Diluted	1.33	1.54	1.16	1.02	0.78	1.06	0.76	0.66

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

Internal Control Over Financial Reporting

During the year ended December 31, 2013, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

To Our Stockholders:

Management of WSFS Financial Corporation (“The Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance to the Corporation’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this assessment, management has concluded that, as of December 31, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s consolidated financial statements as of and for the year ended December 31, 2013 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, as stated in their reports, which are included herein.

/s/ Mark A. Turner	/s/ Stephen A. Fowle
Mark A. Turner	Stephen A. Fowle
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

March 17, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WSFS Financial Corporation:

We have audited WSFS Financial Corporation and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of WSFS Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 17, 2014

ITEM 9B. OTHER INFORMATION

There are no matters required to be disclosed under this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information under “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB” and “Corporate Governance—Committees of the Board of Directors” in the Registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on April 24, 2014 (the “Proxy Statement”) is incorporated into this item by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Other Information — Large Stockholders” of the Proxy Statement

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB — Ownership of WSFS Financial Corporation Common Stock” of the Proxy Statement

(c)	We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the registrant

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Shown below is information as of December 31, 2013 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
Equity compensation plans approved by stockholders (1)	713,820	$47.34	548,845
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

TOTAL	713,820	$47.34	548,845

(1)	Plans approved by stockholders include the 1997 Stock Option Plan, as amended, the 2005 Incentive Plan, as amended, and the 2013 Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB —  Transactions with our Insiders” in the Proxy Statement is incorporated into this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under “Committees of the Board of Directors —  Audit Committee” in the Proxy Statement is incorporated into this item by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

1.	The consolidated statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2013, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

3.2	Amended and Restated Bylaws of WSFS Financial Corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on October 27, 2008.

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 23, 2009.

4.1	Form of Certificate for the Series A Preferred Stock, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on January 23, 2009.

4.2	Warrant for Purchase of Shares of Common Stock, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on January 23, 2009.

4.3	Warrant for Purchase of Shares of Common Stock, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2009.

10.1	WSFS Financial Corporation, 1994 Short Term Management Incentive Plan Summary Plan Description is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.2	Amended and Restated Wilmington Savings Fund Society, Federal Savings Bank 1997 Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-26099) filed with the Commission on April 29, 1997.

10.3	2000 Stock Option and Temporary Severance Agreement among Wilmington Savings Fund Society, Federal Savings Bank, WSFS Financial Corporation and Marvin N. Schoenhals on February 24, 2000 is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

10.8	Letter Agreement, dated January 23, 2009, between WSFS Financial Corporation and the United States Department of Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 23, 2009.

Exhibit Number	Description of Document

10.11	Securities Purchase Agreement, dated July 27, 2009, between WSFS Financial Corporation and Peninsula Investment Partners, L.P., incorporated herein by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K on July 27, 2009.

10.12	Warrant Repurchase Letter Agreement incorporated herein by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K filed on September 12, 2012.

10.13	Agreement and Plan of Reorganization, dated as of November 24, 2013, by and between WSFS Financial Corporation and First Wyoming Financial Corporation, as amended, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form S-4 filed on February 19, 2014.

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP

24	Power of Attorney (included on signature page to this report)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.LAB	XBRL Labels Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

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

WSFS FINANCIAL CORPORATION

Date:	March 17, 2014	BY:	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 17, 2014	BY:	/s/ Marvin N. Schoenhals
Marvin N. Schoenhals
Chairman

Date:	March 17, 2014	BY:	/s/ Mark A. Turner
Mark A. Turner
President , Chief Executive Officer and Director

Date:	March 17, 2014	BY:	/s/ Charles G. Cheleden
Charles G. Cheleden
Vice Chairman and Lead Director

Date:	March 17, 2014	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	March 17, 2014	BY:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont
Director

Date:	March 17, 2014	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	March 17, 2014	BY:	/s/ Donald W. Delson
Donald W. Delson
Director

Date:	March 17, 2014	BY:	/s/ Zissimos A. Frangopoulos
Zissimos A. Frangopoulos
Director

Date:	March 17, 2014	BY:	/s/ Calvert A. Morgan, Jr.
Calvert A. Morgan, Jr.
Director

Date:	March 17, 2014	BY:	/s/ David G. Turner
David G. Turner
Director

Date:	March 17, 2014	BY:	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and Chief Financial Officer

Date:	March 17, 2014	BY:	/s/ Charles K. Mosher
Charles K. Mosher
Senior Vice President and Controller