Form 10-Q
period 2014-03-31
WSFS FINANCIAL CORP
filed 2014-05-12
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2014

Common Stock, par value $.01 per share	8,913,234
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

		Page
	PART I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013	3

	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013	4

	Consolidated Statements of Condition as of March 31, 2014 and December 31, 2013	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	6

	Notes to the Consolidated Financial Statements for the Three Months Ended March 31, 2014 and 2013	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II. Other Information

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults upon Senior Securities	45

Item 4.	Mine Safety Disclosure	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

Signatures		46

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance Document
Exhibit 101.SCH	Schema Document
Exhibit 101.CAL	Calculation Linkbase Document
Exhibit 101.LAB	Labels Linkbase Document
Exhibit 101.PRE	Presentation Linkbase Document
Exhibit 101.DEF	Definition Linkbase Document

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$32,202	$31,452
Interest on mortgage-backed securities	3,278	3,729
Interest on reverse mortgage related assets	1,197	243
Interest and dividends on investment securities	792	142
Other interest income	316	25

	37,785	35,591

Interest expense:
Interest on deposits	1,656	2,019
Interest on Federal Home Loan Bank advances	526	443
Interest on federal funds purchased and securities sold under agreements to repurchase	251	249
Interest on trust preferred borrowings	326	329
Interest on senior debt	942	943
Interest on bonds payable	15	—
Interest on other borrowings	25	28

	3,741	4,011

Net interest income	34,044	31,580
Provision for loan losses	2,630	2,231

Net interest income after provision for loan losses	31,414	29,349

Noninterest income:
Credit/debit card and ATM income	5,766	5,668
Deposit service charges	4,269	4,014
Investment management and fiduciary revenue	3,834	3,728
Mortgage banking activities, net	812	737
Security gains, net	578	1,644
Loan fee income	384	495
Bank owned life insurance income	139	40
Other income	2,582	1,748

	18,364	18,074

Noninterest expenses:
Salaries, benefits and other compensation	18,474	17,983
Occupancy expense	3,729	3,383
Equipment expense	1,687	1,829
Data processing and operations expenses	1,471	1,349
Professional fees	1,350	947
FDIC expenses	653	1,166
Loan workout and OREO expenses	539	170
Marketing expense	499	517
Other operating expense	5,776	5,026

	34,178	32,370

Income before taxes	15,600	15,053
Income tax (benefit) provision	(1,311)	5,313

Net income	16,911	9,740
Dividends on preferred stock and accretion of discount	—	692

Net income allocable to common stockholders	$16,911	$9,048

Earnings per share:
Basic	$1.90	$1.03
Diluted	$1.85	$1.02

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In Thousands)
Net Income	$16,911	$9,740
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available-for-sale	14,749	(7,725)
Tax benefit (expense)	(5,604)	2,898

Net of tax amount	9,145	(4,827)
Reclassification adjustment for gains included in net income	(578)	(1,644)
Tax expense	220	625

Net of tax amount	(358)	(1,019)
Total other comprehensive (loss) income	8,787	(5,846)

Total comprehensive income	$25,698	$3,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets
Cash and due from banks	$97,444	$94,734
Cash in non-owned ATMs	342,034	389,360
Interest-bearing deposits in other banks	247	332

Total cash and cash equivalents	439,725	484,426
Investment securities, available-for-sale	859,251	817,115
Loans held-for-sale	17,131	31,491
Loans, net of allowance for loan losses of $41,328 at March 31, 2014 and $41,244 at December 31, 2013	2,956,769	2,904,976
Reverse mortgage related assets	36,266	37,328
Bank-owned life insurance	63,324	63,185
Stock in Federal Home Loan Bank of Pittsburgh, at cost	33,578	35,869
Assets acquired through foreclosure	3,684	4,532
Accrued interest receivable	10,715	10,798
Premises and equipment	34,205	35,178
Goodwill	32,100	32,235
Intangible assets	6,510	6,743
Other assets	52,704	51,887

Total assets	$4,545,962	$4,515,763

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$664,977	$650,256
Interest-bearing demand	648,856	638,403
Money market	750,541	887,715
Savings	410,186	383,731
Time	235,936	236,965
Jumbo certificates of deposit – customer	215,217	221,145

Total customer deposits	2,925,713	3,018,215
Brokered deposits	247,369	168,727

Total deposits	3,173,082	3,186,942
Federal funds purchased and securities sold under agreements to repurchase	125,625	97,000
Federal Home Loan Bank advances	654,824	638,091
Trust preferred borrowings	67,011	67,011
Senior debt	55,000	55,000
Other borrowed funds	21,858	24,739
Reverse mortgage trust bonds payable	—	21,990
Accrued interest payable	1,570	838
Other liabilities	38,132	41,102

Total liabilities	4,137,102	4,132,713

Stockholders’ Equity:
Common stock $0.01 par value, 20,000,000 shares authorized; issued 18,490,681 at March 31, 2014 and 18,476,003 at December 31, 2013	185	185
Capital in excess of par value	179,652	178,477
Accumulated other comprehensive loss	(12,507)	(21,294)
Retained earnings	489,810	473,962
Treasury stock at cost, 9,580,569 shares at March 31, 2014 and December 31, 2013	(248,280)	(248,280)

Total stockholders’ equity	408,860	383,050

Total liabilities and stockholders’ equity	$4,545,962	$4,515,763

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2014	2013
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$16,911	$9,740
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,630	2,231
Depreciation of premises and equipment	1,516	1,370
Amortization, net	2,539	3,571
Decrease (increase) in accrued interest receivable	83	(376)
(Increase) decrease in other assets	(634)	(4,569)
Origination of loans held-for-sale	(42,631)	(53,177)
Proceeds from sales of loans held-for-sale	55,883	49,802
Gain on mortgage banking activities, net	(812)	(737)
Gain on sale of securities, net	(578)	(1,644)
Stock-based compensation expense	715	877
Excess tax benefits from share-based payment arrangements	(164)	(83)
Increase (decrease) in accrued interest payable	732	775
Increase (decrease) in other liabilities	(3,155)	(7,359)
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	11	9
Deferred income tax (benefit) expense	(5,324)	1,344
Increase in value of bank-owned life insurance	(139)	(40)
(Increase) decrease in capitalized interest, net	(1,417)	(253)

Net cash provided by operating activities	$26,166	$1,481

Investing activities:
Maturities and Calls of investment securities	2,230	—
Sale of investment securities available for sale	38,621	139,249
Purchase of investment securities available-for-sale	(82,222)	(91,368)
Repayments of investment securities available-for-sale	12,269	21,008
Repayments on reverse mortgages	2,760	—
Disbursements for reverse mortgages	(281)	(32)
Net (increase) in loans	(54,047)	(21,047)
Net decrease (increase) in stock of Federal Home Loan Bank of Pittsburgh	2,291	(362)
Sales of assets acquired through foreclosure, net	1,864	364
Investment in premises and equipment, net	(537)	(956)

Net cash (used for) provided by investing activities	$(77,052)	$46,856

Financing activities:
Net increase (decrease) in demand and saving deposits	(88,447)	(50,178)
Increase (decrease) in time deposits	(6,957)	(48,934)
Increase (decrease) in brokered deposits	78,642	18,025
Increase (decrease) in loan payable	21	—
Repayment of reverse mortgage trust bonds payable	(21,990)	—
Receipts from FHLB advances	26,939,076	15,642,397
Repayments of FHLB advances	(26,922,343)	(15,563,445)
Receipts from federal funds purchased and securities sold under agreement to repurchase	5,798,325	5,865,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(5,769,700)	(5,880,000)
Dividends paid	(1,067)	(1,711)
Issuance of common stock and exercise of common stock options	461	151
Excess tax benefits from share-based payment arrangements	164	83

Net cash provided by (used for) financing activities	$6,185	$(18,612)

Increase (decrease) in cash and cash equivalents	(44,701)	29,725
Cash and cash equivalents at beginning of period	484,426	500,887

Cash and cash equivalents at end of period	$439,725	$530,612

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$2,995	$3,236
Cash paid for income taxes, net	5,184	5,416
Loans transferred to assets acquired through foreclosure	1,027	2,273
Loans transferred to portfolio from HFS	2,169	—
Other comprehensive income (loss)	8,787	(5,846)
Non-Cash Goodwill Adjustment, Net	135	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

Amounts subject to significant estimates are items such as the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, investment in reverse mortgages, income taxes and other-than-temporary impairments (“OTTI”). Among other effects, changes to such estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending related commitments as well as increased post-retirement benefits expense.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Rule 10-01 of Regulation S-X does not require us to include all information and notes for complete financial statements and prevailing practices within the banking industry. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.

Whenever necessary, reclassifications have been made to prior period Consolidated Financial Statements to conform to the current period’s presentation. All significant intercompany transactions were eliminated in consolidation.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with FASB ASC 718, Stock Compensation. After stockholder approval in 2005, the 1997 Stock Option Plan (“1997 Plan”) was replaced by the 2005 Incentive Plan (“2005 Plan”). Upon stockholder approval in 2013, the 2005 Incentive Plan was amended and replaced by the 2013 Incentive Plan (“2013 Plan”). No future awards may be granted under the 2005 Plan; however, we still have options outstanding under the 1997 Plan and 2005 Plan for our officers, directors and employees of us and our subsidiaries (“Associates”). The 2013 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 1997 Plan, 2005 Plan and 2013 Plan are referred to as Stock Incentive Plans. The number of shares reserved for issuance under the 2013 Plan is 698,845. At March 31, 2014, there were 366,412 shares available for future grants under the 2013 Plan.

With the exception of certain Performance Stock Awards, the Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as non-incentive stock options (collectively, “Stock Options”). Additionally, the 2013 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of our common stock on the date of the grant. With the exception of certain Non-Plan Stock Options, all Stock Options granted during 2014 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire between five and seven years from the grant date. Generally, all awards become exercisable immediately in the event of a change in control, as defined within the Stock Incentive Plans. In addition, the Black-Scholes option-pricing model is used to determine the grant date fair value of Stock Options.

Stock Options

The following table provides information about our stock options outstanding for the three months ended March 31, 2014 and 2013:

	March 31, 2014		March 31, 2013
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Outstanding at beginning of period	712,578	$47.42	335,730	$42.14
Granted	43,686	71.47	122,357	47.50
Exercised	(20,366)	33.80	(22,283)	31.36

Outstanding at end of period	735,898	49.23	435,804	44.19
Exercisable at end of period	137,005	$47.08	197,943	$44.52
Weighted-average fair value of awards granted	$17.35		$10.32

The following table provides vesting information about our stock options outstanding for the three months ended March 31, 2014 and 2013:

	March 31, 2014		March 31, 2013
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Unvested at beginning of period	609,029	$47.66	157,298	$38.57
Granted	43,686	71.47	122,357	47.50
Vested	(53,822)	44.11	(41,794)	34.30

Unvested at end of period	598,893	$49.72	237,861	$43.92

The total amount of compensation cost to be recognized relating to non-vested stock options as of March 31, 2014 was $6.3 million. The weighted-average period over which it is expected to be recognized is 3.7 years. We issue new shares upon the exercise of options.

Restricted Stock

We issued 46,249 restricted stock units during the first quarter of 2014. These awards vest over a four year period. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of March 31, 2014, was $1.7 million. The weighted-average period over which it is expected to be recognized is 2.5 years.

Performance Stock Awards

The Long-Term Performance-Based Stock Unit program (“Long-Term Program”) provided for awards up to an aggregate of 77,800 shares of our stock to the remaining 14 participants, only after the achievement of targeted levels of return on assets (“ROA”) in any year through 2013. During 2013, the company achieved the 1.00% performance level of return on assets. In accordance with the Long-Term Program, we issued 36,152 RSUs to the plan’s participants. The awarded stock will vest in 25% increments over four years. During 2014 we recognized $88,000 of compensation expense related to this program. Compensation expense related to the Long-Term Program was based on the closing stock price as of May 28, 2008.

The Board approved a plan in which Marvin N. Schoenhals, Chairman of the Board, was granted 22,250 shares of restricted stock effective January 3, 2011, with a five-year performance vesting schedule starting at the end of the second year. These awards are based on acquiring new business relationships in which Mr. Schoenhals has played a meaningful role in helping us establish the new business. These shares are subject to vesting in whole or in part based on the role Mr. Schoenhals plays in establishing new business relationships that, over a two year period of time, achieve at least a 50% return on the investment of restricted stock cost. We recognized compensation expense of $69,000 related to this award during the first quarter of 2014 compared to $69,000 during the first quarter of 2013. Based on Mr. Schoenhals performance during 2013; 5,563 shares of restricted stock vested during the first quarter of 2014.

For the three months ended March 31, 2014, the effect of stock-based compensation, including stock options, restricted stock, and performance stock, on salaries, benefits and other compensation was $802,000 pre-tax ($577,000 after tax) or $0.06 per share. This compares to $946,000 pre-tax ($804,000 after tax) or $0.09 per share during the three months ended March 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323)—Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The ASU permits an entity to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The decision to apply the proportionate amortization method of accounting should be applied consistently to all qualifying affordable housing project investments. A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The amendments are effective for annual and interim periods beginning after January 1, 2015. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

2. BUSINESS COMBINATIONS

First Wyoming Financial Corporation

On November 25, 2013, WSFS Bank announced an Agreement and Plan of Reorganization, with First Wyoming Financial Corporation, the parent company of The First National Bank of Wyoming (“First Wyoming”), in a cash and stock transaction valued at approximately $64 million. As of September 30, 2013, First Wyoming operated 6 banking offices in Kent County, Delaware with $307.7 million in total assets and $249.7 million in total deposits. The transaction is expected to be completed in the third quarter of 2014, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of First Wyoming Financial Corporation.

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

These companies were acquired through an asset purchase transaction for the purchase price of $8.0 million (including a $1.4 million payment for the working capital of the two companies), $4.0 million of which can be earned through a five-year earn out based on achieved earnings contribution targets, the fair value of which is $2.6 million at March 31, 2014. Operating results of Array and Arrow are included in the consolidated financial statements since the date of acquisition.

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

The following table details the effect on goodwill from the changes in the derivative assets and liabilities relating to the loan commitment pipeline at acquisition from the amounts originally reported on the Form 10-K for the year ended December 31, 2013: The adjustments above represent the change.

(In Thousands)
Goodwill resulting from acquisition of Array and Arrow reported on Form 10-K for the year ended December 31, 2013	$4,089
Effect of adjustments to:
Other assets	(338)
Other liabilities	203

Adjusted goodwill resulting from acquisition of Array & Arrow as of March 31, 2014	$3,954

The fair values listed above are estimates and are subject to adjustment. However, while they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected retroactively, as of the date of the transaction.

3. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended
	March 31,
	2014	2013
	(In Thousands, Except Per Share Data)
Numerator:
Net income allocable to common stockholders	$16,911	$9,048

Denominator:
Denominator for basic earnings per share—weighted average shares	8,904	8,781
Effect of dilutive employee stock options and warrants	224	92

Denominator for diluted earnings per share—adjusted weighted average shares and assumed exercise	9,128	8,873

Earnings per share:
Basic:
Net income allocable to common stockholders	$1.90	$1.03

Diluted:
Net income allocable to common stockholders	$1.85	$1.02

Outstanding common stock equivalents having no dilutive effect	44	265

4. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our available-for-sale investment securities. None of our investment securities is classified as trading or held-to-maturity.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
March 31, 2014:
State and political subdivisions	$111,583	$1,475	$(2,483)	$110,575
U.S. Government and government sponsored enterprises (“GSE”)	32,022	73	(12)	32,083
Collateralized Mortgage Obligation (“CMO”)	114,037	30	(3,984)	110,083
Federal National Mortgage Association (“FNMA”) Mortgage-Backed Securities (“MBS”)	380,387	87	(10,004)	370,470
Federal Home Loan Mortgage Corporation MBS (“FHLMC”)	136,274	26	(3,401)	132,899
Government National Mortgage Association MBS (“GNMA”)	104,361	367	(1,587)	103,141

	$878,664	$2,058	$(21,471)	$859,251

December 31, 2013
State and political subdivisions	105,354	257	(5,426)	100,185
GSE	32,082	93	(17)	32,158
CMO	103,064	28	(5,535)	97,557
FNMA MBS	382,909	20	(15,801)	367,128
FHLMC MBS	129,460	29	(4,994)	124,495
GNMA MBS	97,830	743	(2,981)	95,592

	$850,699	$1,170	$(34,754)	$817,115

The scheduled maturities of investment securities available-for-sale at March 31, 2014 and December 31, 2013 were as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(In Thousands)
March 31, 2014
Within one year	$16,194	$16,233
After one year but within five years	40,883	41,046
After five years but within ten years	294,552	286,670
After ten years	527,035	515,302

	$878,664	$859,251

December 31, 2013
Within one year	$16,319	$16,378
After one year but within five years	19,761	19,986
After five years but within ten years	229,033	217,911
After ten years	585,586	562,840

	$850,699	$817,115

All securities were AAA-rated at the time of purchase and remained at investment grade at March 31, 2014. All securities were re-evaluated for OTTI at March 31, 2014. The result of this evaluation showed no OTTI during the first quarter of 2014. The weighted average duration of MBS was 5.4 years at March 31, 2014.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At March 31, 2014, investment securities with market values aggregating $517.4 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were no FHLB pledged investment securities at March 31, 2014.

During the first three months of 2014, we sold $37.8 million of investment securities during the period categorized as available-for-sale for net gains of $578,000 (no losses were incurred). In the first quarter of 2013, proceeds from the sale of investment securities available-for-sale were $139.2 million and resulted in net gains of $1.6 million.

As of March 31, 2014, our investment securities portfolio had remaining unamortized premiums of $25.4 million and $207,000 of unaccreted discounts.

At March 31, 2014, we owned investment securities totaling $740.8 million in which the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $21.5 million at March 31, 2014. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at March 31, 2014.

The tables below show our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
State and political subdivisions	$42,003	$1,722	$13,374	$761	$55,377	$2,483
GSE	5,982	12	—	—	5,982	12
CMO	82,229	2,719	25,974	1,265	108,203	3,984
FNMA MBS	341,483	8,989	17,955	1,015	359,438	10,004
FHLMC MBS	116,004	2,700	11,593	701	127,597	3,401
GNMA MBS	65,773	966	18,433	621	84,206	1,587

Total temporarily impaired investments	$653,474	$17,108	$87,329	$4,363	$740,803	$21,471

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available-for-sale
State and political subdivisions	$83,036	$5,426	$—	$—	$83,036	$5,426
GSE	3,972	13	2,001	4	5,973	17
CMO	73,109	4,173	21,590	1,362	94,699	5,535
FNMA MBS	346,266	14,386	17,800	1,415	364,066	15,801
FHLMC MBS	116,732	4,548	7,307	446	124,039	4,994
GNMA MBS	57,076	1,897	18,829	1,084	75,905	2,981

Total temporarily impaired investments	$680,191	$30,443	$67,527	$4,311	$747,718	$34,754

5. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance when such losses are realized. We established our allowance for loan losses in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102 (“SAB 102”). The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios. The following are included in our allowance for loan losses:

•	Specific reserves for impaired loans

•	Allowances for pools of homogenous loans based on historical loss experience

•	Adjustments for qualitative and environmental factors allocated to pools of homogenous loans

•	Allowance for model estimation and complexity risk

Specific reserves are established for impaired loans where we have identified significant conditions or circumstances related to specific credits that indicate losses are probable. Unless loans are well-secured and collection is imminent, all loans that are 90 days past due are deemed impaired. Reserves for impaired loans are generally charged-off within 90 days of impairment recognition. Estimated losses are based on collateral values, estimates of future cash flows or market valuations. During the first quarter of 2014, net charge-offs totaled $2.5 million, or .34% of average loans annualized, compared to $9.9 million, or .34%, of average loans in 2013. We charge loans off when they are deemed to be uncollectable.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled into following segments: Business Loans (Commercial and Industrial Loans), Commercial Real Estate—Owner-Occupied, Commercial Real Estate—Investor, and Construction Loans. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last 16 quarters. Loss severity is calculated as the actual loan losses (net of recoveries) on impaired loans in the respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage loans, home equity secured loans, and all other consumer loans. Pooled reserves for retail loans are calculated based solely on the previous three year average net loss rate.

Qualitative and environmental adjustment factors are taken into consideration when determining the above reserve estimates or core reserves. These adjustment factors are based upon our evaluation of various current internal and external conditions and are allocated among loan types and take into consideration the following:

•	Assessment of current underwriting policies, staff, and portfolio mix

•	Internal trends of delinquency, nonaccrual and criticized loans by segment

•	Assessment of risk rating accuracy, control and regulatory assessments/environment

•	General economic conditions—locally and nationally

•	Market trends impacting collateral values

•	Competitive environment as it could impact loan structure and underwriting

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

The following tables provide the activity of our allowance for loan losses and loan balances for three months ended March 31, 2014 and 2013:

	Commercial	Owner - Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Estimation/ Complexity Risk (1)	Total
	(in thousands)
Three months ended March 31, 2014
Allowance for loan losses
Beginning balance	$12,751	$7,638	$6,932	$3,326	$3,078	$6,494	$1,025	$41,244
Charge-offs	(1,113)	(197)	(160)	(88)	(364)	(1,233)	—	(3,155)
Recoveries	324	6	37	7	18	217	—	609
Provision (credit)	442	1,342	554	(529)	33	771	17	2,630

Ending balance	$12,404	$8,789	$7,363	$2,716	$2,765	$6,249	$1,042	$41,328

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,865	$1,191	$1,019	$—	$807	$186	$—	$5,068
Loans collectively evaluated for impairment	10,539	7,598	6,344	2,716	1,958	6,063	1,042	36,260

Ending balance	$12,404	$8,789	$7,363	$2,716	$2,765	$6,249	$1,042	$41,328

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$4,583	$6,318	$15,786	$1,070	$18,413	$5,537	$—	$51,707	(2)
Loans collectively evaluated for impairment	833,598	792,895	730,543	100,415	199,740	295,774	—	$2,952,965

Ending balance	$838,181	$799,213	$746,329	$101,485	$218,153	$301,311	$—	$3,004,672	(3)

	Commercial	Owner Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Estimation/ Complexity Risk (1)	Total
	(In Thousands)
Three months ended March 31, 2013
Allowance for loan losses
Beginning balance	$13,663	$6,108	$8,079	$6,456	$3,124	$5,631	$861	$43,922
Charge-offs	(256)	(1)	(1,697)	(19)	(440)	(1,294)	—	(3,707)
Recoveries	226	12	3	15	18	228	—	502
Provision	(865)	219	808	333	579	1,176	(19)	2,231

Ending balance	$12,768	$6,338	$7,193	$6,785	$3,281	$5,741	$842	$42,948

Period-end allowance allocated to:
Loans individually evaluated for impairment	$868	$47	$2,000	$—	$922	$12	$—	$3,849
Loans collectively evaluated for impairment	11,900	6,291	5,193	6,785	2,359	5,729	842	39,099

Ending balance	$12,768	$6,338	$7,193	$6,785	$3,281	$5,741	$842	$42,948

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$4,991	$13,263	$11,240	$1,216	$19,578	$6,210	$—	$56,498	(2)
Loans collectively evaluated for impairment	727,831	752,961	622,510	132,265	218,276	277,096	—	2,730,939

Ending balance	$732,822	$766,224	$633,750	$133,481	$237,854	$283,306	$—	$2,787,437	(3)

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans at March 31, 2013, represents accruing troubled debt restructured loans which are considered to be impaired loans.
(3)	Ending loan balances do not include deferred costs.

Nonaccrual and Past Due Loans

The following tables show our nonaccrual and past due loans at the dates indicated:

March 31, 2014 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$788	$—	$—	$788	$833,364	$4,029	$838,181
Owner-Occupied commercial	—	—	—	—	792,895	6,318	799,213
Commercial mortgages	—	—	—	—	730,637	15,692	746,329
Construction	—	—	—	—	100,415	1,070	101,485
Residential	1,788	438	403	2,629	206,153	9,371	218,153
Consumer	736	353	—	1,089	296,574	3,648	301,311

Total	$3,312	$791	$403	$4,506	$2,960,038	$40,128	$3,004,672

% of Total Loans	0.11%	0.03%	0.01%	0.15%	98.51%	1.34%	100%

December 31, 2013 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$1,447	$—	$—	$1,447	$805,132	$4,303	$810,882
Owner-Occupied commercial	538	—	—	538	780,625	5,197	786,360
Commercial mortgages	83	1,049	—	1,132	715,496	8,565	725,193
Construction	—	—	—	—	104,916	1,158	106,074
Residential	1,952	1,348	533	3,833	209,255	8,432	221,520
Consumer	1,095	177	—	1,272	297,669	3,293	302,234

Total	$5,115	$2,574	$533	$8,222	$2,913,093	$30,948	$2,952,263

% of Total Loans	0.17%	0.09%	0.02%	0.28%	98.67%	1.05%	100%

Impaired Loans

The following tables provide an analysis of our impaired loans at March 31, 2014 and December 31, 2013:

March 31, 2014 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$4,583	$2,347	$2,236	$1,865	$6,146	$5,292
Owner-Occupied commercial	6,318	4,564	1,754	1,191	6,906	10,005
Commercial mortgages	15,786	10,513	5,273	1,019	20,587	11,074
Construction	1,070	1,070	—	—	1,563	873
Residential	18,413	10,994	7,419	807	21,030	18,033
Consumer	5,537	4,153	1,384	186	6,218	5,297

Total	$51,707	$33,641	$18,066	$5,068	$62,450	$50,574

December 31, 2013 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$5,003	$2,362	$2,641	$1,781	$13,013	$5,347
Owner-Occupied commercial	5,197	5,184	12	12	8,293	11,542
Commercial mortgages	8,661	2,784	5,877	1,987	16,566	10,444
Construction	1,158	1,158	—	—	1,563	968
Residential	17,852	9,750	8,103	989	20,153	18,047
Consumer	5,411	4,767	644	134	6,056	5,455

Total	$43,282	$26,005	$17,277	$4,903	$65,644	$51,803

(1)	Reflects loan balances at or written down to their remaining book balance.

Interest income of $353,000 and $238,000 was recognized on impaired loans during the three months ended March 31, 2014 and 2013, respectively.

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

Residential and Consumer Loans

The residential and consumer loan portfolios are monitored on an ongoing basis using delinquency information and loan type as credit quality indicators. These credit quality indicators are assessed in the aggregate in these relatively homogeneous portfolios. Loans that are greater than 90 days past due are generally considered nonperforming and placed on nonaccrual status.

The following tables provide an analysis of loans by credit risk profile using internally assigned risk ratings, as of March 31, 2014 and December 31, 2013

	Commercial		Owner-Occupied Commercial		Commercial Mortgages		Construction		Total Commercial
									March 31,		December 31,
	Mar. 30	Dec. 31	Mar. 30	Dec. 31	Mar. 30	Dec. 31	Mar. 30	Dec. 31	2014		2013
	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%	Amount	%
Risk Rating:
Special mention	$14,696	$12,566	$3,967	$4,747	$501	$2,092	$260	$226	$19,424		$19,631
Substandard:
Accrual	58,610	56,806	44,357	45,181	13,180	8,146	3,587	3,599	119,734		113,732
Nonaccrual	2,347	2,362	4,564	5,185	10,513	2,784	1,070	1,158	18,494		11,489
Doubtful / Nonaccrual	2,236	2,641	1,754	12	5,273	5,877	—	—	9,263		8,530

Total Special Mention, Substandard and Doubtful	77,889	74,375	54,642	55,125	29,467	18,899	4,917	4,983	166,915	7%	153,382	6%
Pass	760,292	736,507	744,571	731,235	716,862	706,294	96,568	101,091	2,318,293	93%	2,275,127	94

Total Commercial Loans	$838,181	$810,882	$799,213	$786,360	$746,329	$725,193	$101,485	$106,074	$2,485,208	100%	$2,428,509	100%

Consumer credit exposure credit risk profile based on payment activity (dollars in thousands):

	Residential		Consumer		Total Residential and Consumer
	Mar 31.	Dec. 31	Mar 31.	Dec. 31	March 31, 2014		December 31, 2013
	2014	2013	2014	2013	Amount	Percent	Amount	Percent
Nonperforming (1)	$18,413	$17,852	$5,537	$5,411	$23,950	5%	$23,263	4%
Performing	199,740	203,668	295,774	296,823	495,514	95%	500,491	96

Total	$218,153	$221,520	$301,311	$302,234	$519,464	100%	$523,754	100%

(1)	Includes $9.0 million as of March 31, 2014 and $11.5 million as of December 31, 2013 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with modified terms and are accruing interest.

Troubled Debt Restructurings (TDR)

The balance of TDRs at March 31, 2014 and December 31, 2013 was $26.7 million and $27.6 million, respectively. The balance at March 31, 2014 included approximately $15.1 million in nonaccrual status and $11.6 million in accrual status compared to $15.3 million in nonaccrual status and $12.3 million in accrual status at December 31, 2013. Approximately $2.2 million and $4.1 million in related reserves have been established for these loans at March 31, 2014 and December 31, 2013, respectively.

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

During the three months ended March 31, 2014, the terms of 6 loans were modified in TDRs, These loans represented residential and consumer loans. Our concessions on restructured loans consisted mainly of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven by us when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months.

The following table presents loans identified as TDRs during the three months ended March 31, 2014 and 2013:

(In Thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Commercial	$—	$—
Commercial mortgages	—	235
Construction	—	—
Residential	279	—
Consumer	363	474

Total	$642	$709

The TDRs described in the table above increased our allowance for loan losses by $1,000 through allocation of a related reserve, and resulted in charge-offs of $40,000 during the three months ended March 31, 2014, compared to no increase and charge-offs of $119,000 million for the same period of 2013.

6. REVERSE MORTGAGE AND RELATED ASSETS

Reverse mortgage related assets include reverse mortgage loans as of March 31, 2014. In addition, prior to the clean up call, the SASCO 2002-RM’s Class “O” certificates and the BBB-rated tranche of this reverse mortgage security were also included.

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

During the third quarter of 2013, we obtained the right to execute a clean-up call on the underlying collateral. This event triggered us to consolidate the assets and liabilities of the securitization trust, SASCO 2002 RM-1, on our Consolidated Statement of Condition in accordance with ASC 810, Consolidation. As a result of consolidation of the reverse mortgage trust during the third quarter of 2013, a deferred tax asset (“DTA”) was recorded at that time. However, because the reverse mortgage trust was not able to be consolidated for income tax purposes, a full valuation allowance was also recorded at that time on the DTA due to the uncertainty of realizing this benefit. On January 27, 2014, WSFS completed the legal call of the reverse mortgage trust bonds and the redemption of the trust’s preferred shareholders, eliminating this uncertainty since the reverse mortgage trust’s assets have now been combined with the Bank’s for tax purposes. As a result, WSFS has removed the valuation allowance, and recorded a tax benefit of approximately $6.7 million during the first quarter 2014.

Our existing investment in reverse mortgages has been combined with the consolidated reverse mortgage loans for a total of $36.3 million at March 31, 2014. The average age of the borrowers is 92 years old and there is currently significant overcollateralization in the portfolio, as the realizable collateral value (the lower of collectable principal and interest, or appraised value and annual broker price opinion of the home) of $60.5 million well exceeds the outstanding book balance at March 31, 2014.

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

To determine the carrying value of these reverse mortgages as of March 31, 2014, we used a proprietary model and actual cash flow information to estimate future cash flows. There are three main drivers of cash flows; 1) move-out rates. 2) house price appreciation (“HPA”) forecasts and 3) internal rate of return.

1)	Move-out rates – The projections incorporate actuarial estimates of contract termination using mortality tables published by the Office of the Actuary of the United States Bureau of Census, adjusted for expected prepayments and relocations.

2)	House Price Appreciation – Consistent with other reverse mortgage analyses from various market sources, we forecast a 2.5% increase in housing prices during 2014 and a 1.75% increase in the following year and thereafter. We believe this forecast continues to be appropriate given the nature of reverse mortgage collateral and historical under-performance to the broad housing market.

3)	Internal Rate of Return – As of March 31, 2014, the internal rate of return (IRR) of 15.55% was the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated.

As of March 31, 2014, the Company’s actuarially estimated cash payments to reverse mortgagors are as follows:

(in thousands) Year Ending
Remaining in 2014	$650
2015	739
2016	589
2017	465
2018	363
Years 2019 - 2023	869
Years 2024 - 2028	190
Years 2029 - 2033	32
Thereafter	4

Total (1)	$3,901

(1)	This table does not take into consideration cash inflow including payments from mortgagors or payoffs based on contractual terms

The amount of the contract value that would be forfeited if the Company were not to make cash payments to reverse mortgagors in the future is $7.9 million.

The future cash flows depend on the House Price Appreciation (“HPA”) assumptions. If the future changes in collateral value were assumed to be zero, income would decrease by $190,000 for the quarter ended March 31, 2014 with an IRR of 14.45%. If the future changes in collateral value were assumed to be reduced by 1%, income would decrease by $136,000 with an IRR of 14.77%.

The net present value of the projected cash flow depends on the IRR used. If the IRR increased by 1%, the net present value would increase by $198,000. If the IRR decreased by 1%, the net present value would decrease by $197,000.

7. GOODWILL AND INTANGIBLES

In accordance with FASB ASC 805, Business Combinations, and FASB ASC 350, Intangibles—Goodwill and Other, all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.

During the three months ended March 31, 2014 we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

(In Thousands)	WSFS Bank	Cash Connect	Trust & Wealth Management	Consolidated Company
December 31, 2013	$27,101	$—	$5,134	$32,235
Changes in goodwill	(135)	—	—	(135)

March 31, 2014	$26,966	$—	$5,134	$32,100

FASB ASC 350, also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In Thousands)
March 31, 2014
Core deposits	$4,370	$(2,741)	$1,629
Other	6,686	(1,805)	4,881

Total other intangible assets	$11,056	$(4,546)	$6,510

December 31, 2013
Core deposits	$4,370	$(2,605)	$1,765
Other	6,625	(1,647)	4,978

Total other intangible assets	$10,995	$(4,252)	$6,743

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. During the three months ended March 31, 2014, we recognized amortization expense on other intangible assets of $273,000.

The following presents the estimated amortization expense of intangibles:

Amortization
(In Thousands)	of Intangibles
Remaining in 2014	$884
2015	1,146
2016	889
2017	742
2018	722
Thereafter	2,127

Total	$6,510

8. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Postretirement Benefits

We share certain costs of providing health and life insurance benefits to retired Associates and their eligible dependents. Previously, all Associates were eligible for these benefits, if they reached normal retirement age while working for us. Effective March 31, 2014, we changed the eligibility of this plan to include only those associates who have achieved ten years of service with us as of March 31, 2014. The change will impact our net periodic benefit cost; however, this impact was partially offset by a change in the assumptions used to determine these costs (discount rate of 4.50% adjusted compared to 4.00% at December 31, 2013.

We account for our obligations under the provisions of FASB ASC 715, Compensation – Retirement Benefits (“ASC 715”). ASC 715 requires the costs of these benefits be recognized over an Associate’s active working career. Disclosures are in accordance with ASC 715.

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2014 and 2013:

	Three months ended March 31,
	2014	2013
(In Thousands)
Service cost	$88	$86
Interest cost	56	44
Amortization of transition obligation	—	—
Net loss recognition	14	20

Net periodic benefit cost	$158	$150

9. TAXES ON INCOME

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

As a result of the consolidation for accounting purposes of the SASCO reverse mortgage securitization trust during 2013, a deferred tax asset (“DTA”) of approximately $4.9 million was recorded. In addition we recorded a $1.8 million deferred tax liability associated with our original investment in SASCO. However, because SASCO was not consolidated for income tax purposes, a full valuation allowance was also recorded on this DTA due to the uncertainty of its realization, as realization is dependent on future taxable income. On January 27, 2014 the separate company SASCO tax structure was eliminated, which will permit tax consolidation within the Bank’s tax return filings on a prospective basis. At this date, the uncertainty surrounding the realization of the DTA was eliminated. Accordingly, we removed the $4.9 million valuation allowance along as well as eliminated the $1.8 million deferred tax liability, which resulted in an overall income tax benefit of $6.7 million in the quarter ended March 31, 2014.

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

There were no unrecognized tax benefits as of March 31, 2014. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2010 through 2013 tax years are subject to examination as of March 31, 2014. No state income tax return examinations are currently in process. We do not expect to record or realize any material unrecognized tax benefits during 2014.

10. FAIR VALUE DISCLOSURES OF FINANCIAL ASSETS AND LIABILITIES

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

The table below presents the balances of assets and liabilities measured at fair value as of March 31, 2014 (there are no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$110,083	$—	$110,083
FNMA	—	370,470	—	370,470
FHLMC	—	132,899	—	132,899
GNMA	—	103,141	—	103,141
U.S. Government and agencies	—	32,083	—	32,083
State and political subdivisions	—	110,575	—	110,575

Total assets measured at fair value on a recurring basis	$—	$859,251	$—	$859,251
Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$—	$3,684	$3,684
Impaired loans (collateral dependent)	—	—	46,639	46,639

Total assets measured at fair value on a nonrecurring basis	$—	$—	$50,323	$50,323

The table below presents the balances of assets measured at fair value as of December 31, 2013 (there are no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$97,557	$—	$97,557
FNMA	—	367,128	—	367,128
FHLMC	—	124,495	—	124,495
GNMA	—	95,592	—	95,592
U.S. Government and agencies	—	32,158	—	32,158
State and political subdivisions	—	100,185	—	100,185

Total assets measured at fair value on a recurring basis	$—	$817,115	$—	$817,115
Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$—	$4,532	$4,532
Impaired loans	—	—	38,379	38,379

Total assets measured at fair value on a nonrecurring basis	$—	$—	$42,911	$42,911

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

Available-for-sale securities. As of March 31, 2014, securities classified as available for sale are reported at fair value using Level 2 inputs. As a result of the consolidation of the reverse mortgage trust, there were no securities with Level 3 inputs as of March 31, 2014. Included in the Level 2 total are approximately $32.1 million in Federal Agency debentures, $716.6 million in Federal Agency MBS and $110.6 million in municipal bonds. Agency and MBS securities are predominately AAA-rated. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net amount of $46.6 million and $38.4 million at March 31, 2014 and December 31, 2013, respectively. The valuation allowance on impaired loans was $5.1 million as of March 31, 2014 and $4.9 million as of December 31, 2013.

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

Investments and Mortgage-Backed Securities: Since quoted market prices are not available, fair value is estimated using quoted prices for similar securities, which we obtain from a third party vendor. We utilize one of the largest providers of securities pricing to the industry and management periodically assesses the inputs used by this vendor to price the various types of securities owned by us to validate the vendor’s methodology. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional discussion of our mortgage-backed securities-trading or our internally developed models, see “Fair Value of Financial Assets” in Note 10 to the Consolidated Financial Statements.

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

Reverse Mortgage Related Assets. For additional information on these reverse mortgage related assets, see Note 6, Reverse Mortgage Related Assets, to the Consolidated Financial Statements.

Demand Deposits, Savings Deposits and Time Deposits: The fair value deposits with no stated maturity, such as noninterest-bearing demand deposits, money market and interest-bearing demand deposits, is assumed to be equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for deposits with comparable remaining maturities.

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

The book value and estimated fair value of our financial instruments are as follows:

	Fair Value	March 31, 2014		December 31, 2013
	Measurement	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	Level 1	$439,725	$439,725	$484,426	$484,426
Investment securities	See previous table	859,251	859,251	817,115	817,115
Loans held for sale	Level 3	17,131	17,131	31,491	31,491
Loans, net	Level 3	2,956,769	2,917,597	2,904,976	2,871,499
Reverse mortgage loans	Level 3	36,266	36,266	37,328	37,328
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	33,578	33,578	35,869	35,869
Accrued interest receivable	Level 2	10,715	10,715	10,798	10,798
Financial liabilities:
Deposits	Level 2	3,173,082	2,979,368	3,186,942	2,982,420
Borrowed funds	Level 2	924,318	925,739	903,831	904,804
Standby letters of credit	Level 3	263	263	248	248
Accrued interest payable	Level 2	1,570	1,570	838	838

The estimated fair value of our off-balance sheet financial instruments is as follows:

	Mar. 31,	Dec. 31,
	2014	2013
(in thousands)
Off-balance sheet instruments:	$—	$—

11. SEGMENT INFORMATION

In accordance with FASB ASC 280, Segment Reporting (“ASC 280”) (Formerly SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information) we discuss our business in three segments. There is one segment for each of WSFS Bank, Cash Connect, and Trust and Wealth Management.

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

The Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Investment Group, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with over $631 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $8.9 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana and WSFS Investment Group to deliver investment management and fiduciary products and services.

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

For the three months ended March 31, 2014:

Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$35,921	$—	$1,864	$37,785
Noninterest income	8,395	6,014	3,955	18,364

Total external customer revenues	44,316	6,014	5,819	56,149

Inter-segment revenues:
Interest income	831	—	1,421	2,252
Noninterest income	1,738	193	26	1,957

Total inter-segment revenues	2,569	193	1,447	4,209

Total revenue	46,885	6,207	7,266	60,358

External customer expenses:
Interest expense	3,630	—	111	3,741
Noninterest expenses	27,612	3,550	3,016	34,178
Provision for loan loss	2,323	—	307	2,630

Total external customer expenses	33,565	3,550	3,434	40,549

Inter-segment expenses
Interest expense	1,421	331	500	2,252
Noninterest expenses	219	586	1,152	1,957

Total inter-segment expenses	1,640	917	1,652	4,209

Total expenses	35,205	4,467	5,086	44,758

Income before taxes	$11,680	$1,740	$2,180	$15,600
Provision for income taxes				(1,311)

Consolidated net income				$16,911

Capital expenditures	$478	$56	$3	$537

As of March 31, 2014:
Statement of Condition
Cash and cash equivalents	$78,930	$357,586	$3,209	$439,725
Other segment assets	3,917,906	2,566	185,765	4,106,237

Total segment assets	$3,996,836	$360,152	$188,974	$4,545,962

For the three months ended March 31, 2013:

Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$33,600	$—	$1,991	$35,591
Noninterest income	9,227	5,027	3,820	18,074

Total external customer revenues	42,827	5,027	5,811	53,665

Inter-segment revenues:
Interest income	903	—	1,431	2,334
Noninterest income	1,650	200	26	1,876

Total inter-segment revenues	2,553	200	1,457	4,210

Total revenue	45,380	5,227	7,268	57,875

External customer expenses:
Interest expense	3,840	—	171	4,011
Noninterest expenses	26,430	2,992	2,948	32,370
Provision for loan loss	2,246	—	(15)	2,231

Total external customer expenses	32,516	2,992	3,104	38,612

Inter-segment expenses
Interest expense	1,431	371	532	2,334
Noninterest expenses	226	550	1,100	1,876

Total inter-segment expenses	1,657	921	1,632	4,210

Total expenses	34,173	3,913	4,736	42,822

Income before taxes	$11,207	$1,314	$2,532	$15,053
Provision for income taxes				5,313

Consolidated net income				$9,740

Capital expenditures	$773	$183	$—	$956

As of December 31, 2013:
Statement of Condition
Cash and cash equivalents	$73,017	$408,096	$3,313	$484,426
Other segment assets	3,838,525	1,965	190,847	4,031,337

Total segment assets	$3,911,542	$410,061	$194,160	$4,515,763

12. INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales. Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire not to hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 15 to 30 year loans in the secondary market to GSEs such as FHLMC or to wholesale lenders. Gains and losses on sales of loans are recognized at the time of the sale. We sometimes retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments we intend to sell in the secondary market and related sales commitments are accounted for as derivatives under the guidance promulgated in FASB ASC Topic 815, Derivatives and Hedging.

We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. These indemnifications may include our repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the three months ended March 31, 2014.

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

At March 31, 2014 there were 103 variable-rate swap transactions between third party financial institutions and our customers, compared to 101 at December 31, 2013. The initial notional aggregated amount was approximately $450.1 million at March 31, 2014 compared to $423.9 million at December 31, 2013. At March 31, 2014 maturities ranged from approximately one to eleven years. The aggregate market value of these swaps to customers was a liability of $18.8 million at March 31, 2014 and $17.8 million at December 31, 2013. We had reserves of $70,000 for the swap guarantees.

13. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

Changes to accumulated other comprehensive income (loss) by component are shown net of taxes in the following tables for the period indicated:

	Net unrealized
	(losses) gains on	Net unrealized
	investment	losses on defined
	securities	benefit pension
(in thousands)	available-for-sale	plan	Total
Balance, December 31, 2013	$(20,822)	$(472)	$(21,294)
Other comprehensive income (loss) before reclassifications	9,145	—	9,145
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(358)	—	(358)

Net current-period other comprehensive income (loss)	8,787	—	8,787

Balance, March 31, 2014	$(12,035)	$(472)	$(12,507)

Balance, December 31, 2012	$13,415	$(472)	$12,943
Other comprehensive income (loss) before reclassifications	(4,827)	—	(4,827)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(1,019)	—	(1,019)

Net current-period other comprehensive income (loss)	(5,846)	—	(5,846)

Balance, March 31, 2013	$7,569	$(472)	$7,097

The statement of operations impacted by components of other comprehensive income are presented in the table below.

	Three Months Ended March 31,		Affected line item in Statements of Operations
(in thousands)	2014	2013
Securities available-for-sale:
Realized gains on securities transactions	$578	$1,644	Securities gains, net
Income taxes	(220)	(625)	Income tax provision

Net of tax	$358	$1,019

14. LEGAL PROCEEDINGS

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

Based upon available information we believe the estimate of the aggregate range of reasonably possible losses for this legal proceeding was from approximately $500,000 to approximately $5.0 million at March 31, 2014.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB, or WSFS Bank, one of the ten oldest banks continuously operating under the same name in the United States. As a federal savings bank, which was formerly chartered as a state mutual savings bank, we enjoy broad fiduciary powers. A fixture in the community, WSFS Bank has been in operation for more than 182 years. In addition to its focus on stellar customer service, WSFS Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution that has grown to become the largest thrift holding company in the State of Delaware, one of the top commercial lenders in the state and the third largest bank in terms of Delaware deposits. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Service growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.5 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. We service our customers primarily from our 52 offices located in Delaware (42), Pennsylvania (8), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

In July 2013 we added two new units to WSFS Bank with the purchase Array Financial Group, Inc., a mortgage banking company, and a related entity, Arrow Land Transfer Company, an abstract and title company. Additionally, during late 2013, we announced that we entered into an Agreement and Plan of Reorganization, with First Wyoming Financial Corporation, the parent company of The First National Bank of Wyoming (“First Wyoming”)

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $470 million in vault cash in nearly 15,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 450 ATMs for WSFS Bank, which has, by far, the largest branded ATM network in Delaware.

As a leading provider of ATM Vault Cash to the U.S. ATM industry, Cash Connect is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 13-year history, Cash Connect periodically has been exposed to theft through theft from armored courier companies and consistently has been able to recover losses through its risk management strategies.

The Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Investment Group, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with over $631 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $8.9 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana and WSFS Investment Group to deliver investment management and fiduciary products and services.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to our financial goals, management’s plans and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, those related to the economic environment, particularly in the market areas in which we operate, including an increase in unemployment levels; our level of nonperforming assets; the volatility of the financial and securities markets, including changes with respect to the market value of financial assets; changes in market interest rates which may increase funding costs and reduce earning asset yields thus reducing margin; increases in benchmark rates would also increase debt service requirements for customers whose terms include a variable interest rate, which may negatively impact the ability of borrowers to pay as contractually obligated; changes in government regulation affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations being issued in accordance with this statute and potential expenses and elevated capital levels associated therewith; possible additional loan losses and impairment of the collectability of loans; possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations, may have an adverse effect on business; possible rules and regulations issued by the Consumer Financial Protection Bureau or other regulators which might adversely impact our business model or products and services; possible stresses in the real estate markets, including possible continued deterioration in property values that affect the collateral value underlying our real estate loans; our ability to expand into new markets, develop competitive new products and services in a timely manner, and to maintain profit margins in the face of competitive pressures; possible changes in consumer and business spending and saving habits could affect our ability to increase assets and to attract deposits; our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, reputational risk, and regulatory and compliance risk; the effects of increased competition from both banks and non-banks; the effects of geopolitical instability and risks such as terrorist attacks; the effects of weather and natural disasters such as floods, droughts, wind, tornados and hurricanes, and the effects of man-made disasters; possible changes in the speed of loan prepayments by our customers and loan origination or sales volumes; possible acceleration of prepayments of mortgage-backed securities (“MBS”) due to low interest rates, and the related acceleration of premium amortization on prepayments on MBS due to low interest rates; and the costs associated with resolving any problem loans, litigation and other risks and uncertainties. Such risks and uncertainties are discussed herein, including under the heading “Risk Factors,” and in our Form 10-K for the year ended December 31, 2013 and other documents filed by us with the Securities and Exchange Commission (“SEC”) from time to time. Forward looking statements are as of the date they are made, and we do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2014, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2013.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $30.2 million or 0.67% to $4.5 billion during the three months ended March 31, 2014. Included in this increase was a $37.4 million, or 0.01%, increase in net loans (including loans held for sale), and a $42.1 million increase in investment securities. Partially offsetting these increases was a $44.7 million decrease in cash and cash equivalents.

Total liabilities increased $4.4 million during the three months ended March 31, 2014 to $4.1 billion. This increase was primarily the result of an increase in federal funds purchased and securities sold under agreements to repurchase of $28.6 million, or 30% as well as an increase in Federal Home Loan Bank advances of $16.7 million. Partially offsetting these increases was a $22.0 million decrease in reverse mortgage trust bonds payable and a $13.8 million decrease in total deposits, mainly due to the purposeful decline in time and temporary trust deposits during the period.

Capital Resources

Stockholders’ equity increased $25.8 million between December 31, 2013 and March 31, 2014. This increase was primarily due net income of $16.9 million during the three months ended March 31, 2014 combined with an $8.8 million increase in the value of our available for securities portfolio. Partially offsetting these increases was payments of dividends on our common stock of $1.1 million during the three months ended March 31, 2014. Tangible common equity (a non-GAAP financial measure) increased $26.2 million from $344.1 million at December 31, 2013 to $370.3 million at March 31, 2014.

Tangible common book value per share of common stock (a non-GAAP financial measure) was $41.56 at March 31, 2014, an increase of $2.88, or 7%, from $38.68 reported at December 31, 2013. Book value per share of common stock was $45.90 at March 31, 2014, an increase of $2.84 from $43.06 reported at December 31, 2013.

Below is a table comparing WSFS Bank’s consolidated capital position to the minimum regulatory requirements as of March 31, 2014:

					To be Well-Capitalized Under Prompt Corrective Action Provisions
	Consolidated Bank Capital		For Capital Adequacy Purposes
		% of		% of		% of
(Dollars in thousands)	Amount	Assets	Amount	Assets	Amount	Assets
Total Capital (to Risk-Weighted Assets)	$523,359	14.66%	$285,618	8.00%	$357,022	10.00%
Core Capital (to Adjusted Total Assets)	480,955	10.68	180,212	4.00	225,265	5.00
Tangible Capital (to Tangible Assets)	480,955	10.68	67,580	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	480,955	13.47	142,809	4.00	214,213	6.00

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

The Federal Deposit Insurance Corporation Act (FDICIA), as well as other requirements, established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. A depository institution’s capital tier depends upon its capital levels in relating to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

At March 31, 2014, WSFS Bank was in compliance with regulatory capital requirements and was considered a “well-capitalized” institution. WSFS Bank’s core capital ratio of 10.68%, Tier 1 capital ratio of 13.47% and total risk based capital ratio of 14.66%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $19.8 million in cash to support potential dividends, acquisitions and strategic growth plans.

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

During the three months ended March 31, 2014, cash and cash equivalents decreased $44.7 million to $439.7 million. This decrease was primarily a result of the following: $51.8 million increase in net loans; $42.1 million from the purchase of MBS available-for-sale; $13.9 million decrease in total deposits. Offsetting these decreases in cash were: $28.6 million increase in cash due to the increase in securities sold under agreement to repurchase; $16.7 million from the net repayments of FHLB Advances; $17.5 million increase in cash provided by operations.

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

	March 31, 2014	December 31, 2013
	(In Thousands)
Nonaccruing loans:
Commercial	$4,029	$4,305
Owner-occupied commercial	6,318	5,197
Consumer	3,648	3,293
Commercial mortgages	15,692	8,565
Residential mortgages	9,371	8,432
Construction	1,070	1,158

Total nonaccruing loans	40,128	30,950
Assets acquired through foreclosure	3,684	4,532
Troubled debt restructuring (accruing)	11,579	12,332

Total nonperforming assets	$55,391	$47,814

Past due loans (1):
Residential mortgages	403	533
Commercial and commercial mortgages	—	—

Total past due loans	$403	$533

Ratios:
Allowance for loan losses to total loans (2)	1.38%	1.40%
Nonperforming assets to total asset	1.22	1.06
Nonaccruing loans to total loans (2)	1.34	1.05
Loan loss allowance to nonaccruing loans	102.99	133.26
Loan loss allowance to total nonperforming assets	74.61	86.26

(1)	Accruing Loans only; Nonaccruing TDR’s are included in their respective categories of nonaccruing loans.
(2)	Total loans exclude loans held for sale.

Nonperforming assets increased $7.6 million between December 31, 2013 and March 31, 2014. As a result, non-performing assets as a percentage of total assets increased from 1.06% at December 31, 2013 to 1.22% at March 31, 2014. There were a total of $14.7 million new loans that transitioned to nonperforming. Nearly half this amount in new loans is the result of two relationships totaling $7.7 million. New loans in nonperforming were offset by $4.1 million in collections and $3.0 million written down or charged-off.

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the three months ended March 31, 2014	For the year ended December 31, 2013
	(In Thousands)
Beginning balance	$47,814	$62,475
Additions	14,702	30,367
Collections	(4,130)	(29,725)
Transfers to accrual	—	(1,702)
Charge-offs/write-downs, net	(2,995)	(13,601)

Ending balance	$55,391	$47,814

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

INTEREST RATE SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges established by the Board of Directors. At March 31, 2014, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $82.3 million. Our interest-sensitive liabilities as a percentage of interest-sensitive assets within the one-year window decreased from 94% at December 31, 2013 to 96.65% at March 31, 2014. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to -1.81% at March 31, 2014 from -3.28% at December 31, 2013. The low level of sensitivity reflects our continuing efforts to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure, required to be performed by federal regulation, measures the impact of an immediate change in interest rates in 100 basis point increments on the economic value of equity ratio. The economic value of equity ratio is defined as the economic value of the estimated cash flows from assets and liabilities as a percentage of economic value of cash flows from total assets. The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300	2%	12.41%	-1%	11.78%
+200	0%	12.59%	-2%	11.97%
+100	-2%	12.55%	-3%	12.13%
—	0%	12.57%	— %	12.25%
-100	-1%	12.11%	-1%	11.92%
-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at March 31, 2014 given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013

Results of Operations

We recorded net income of $16.9 million for the quarter ended March 31, 2014, a 74% increase over $9.7 million for the quarter ended March 31, 2013. Income allocable to common stockholders’ (after preferred stock dividends) was $16.9 million, or $1.85 per diluted common share, for the quarter ended March 31, 2014, or a 81% increase in EPS compared to income allocable to common shareholders’ of $9.0 million, or $1.02 per diluted common share, for the quarter ended March 31, 2013.

The increase for the first quarter of 2014 directly benefited from a one-time tax benefit of approximately $6.7 million due to the legal call of our reverse mortgage trust bonds which were previously consolidated on WSFS’ balance sheet. Net interest income increased 8% when compared to the same period of 2013. Excluding securities gains, noninterest income increased $1.4 million or 8%. This increase was the result of significant growth in the Cash Connect (ATM) division and in our Wealth and core banking businesses. Expenses also grew in support of revenue growth, but to a lesser degree. The increase in noninterest expenses was due to higher salaries, benefits and other compensation expenses, primarily due to the addition of Array & Arrow associates. In addition, occupancy expenses increased due to higher snow removal costs as well as higher utility costs. Revenue growth and expense levels were both negatively impacted by a severe winter season.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended March 31,
	2014			2013
(Dollars In Thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$834,196	$9,286	4.45%	$761,508	$8,927	4.69%
Residential real estate loans (4)	240,472	2,271	3.78	260,329	2,627	4.04
Commercial loans	1,601,615	17,220	4.33	1,489,004	16,550	4.47
Consumer loans	302,290	3,425	4.60	284,177	3,348	4.78

Total loans	2,978,573	32,202	4.34	2,795,018	31,452	4.51
Mortgage-backed securities (5) (6)	680,080	3,278	1.93	765,476	3,729	1.95
Investment securities (5) (6)	138,819	792	3.45	56,027	142	1.01
Reverse mortgages (5) (6)	37,261	1,197	12.85	19,347	243	5.02
Other interest-earning assets	35,093	316	3.65	31,489	25	0.32

Total interest-earning assets	3,869,826	37,785	3.96	3,667,357	35,591	3.89

Allowance for loan losses	(41,585)			(44,489)
Cash and due from banks	77,080			76,363
Cash in non-owned ATMs	355,105			404,821
Bank-owned life insurance	63,234			62,931
Other noninterest-earning assets	140,752			117,334

Total assets	$4,464,412			$4,284,317

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$624,761	$147	0.10%	$525,002	$120	0.09%
Money market	767,362	311	0.16	781,870	335	0.17
Savings	394,317	59	0.06	396,584	60	0.06
Customer time deposits	453,842	956	0.85	588,571	1,341	0.92

Total interest-bearing customer deposits	2,240,282	1,473	0.27	2,292,027	1,856	0.33
Brokered certificates of deposit	215,336	183	0.34	177,746	163	0.37

Total interest-bearing deposits	2,455,618	1,656	0.27	2,469,773	2,019	0.33
FHLB of Pittsburgh advances	655,509	526	0.32	475,685	443	0.37
Trust preferred borrowings	67,011	326	1.95	67,011	329	1.96
Reverse mortgage bonds payable	6,597	15	0.91	—	—	—
Senior Debt	55,000	942	6.85	55,000	943	6.86
Other borrowed funds (7)	147,256	276	0.75	151,216	277	0.73

Total interest-bearing liabilities	3,386,991	3,741	0.44	3,218,685	4,011	0.50

Noninterest-bearing demand deposits	641,052			610,947
Other noninterest-bearing liabilities	37,066			30,595
Stockholders’ equity	399,303			424,090

Total liabilities and stockholders’ equity	$4,464,412			$4,284,317

Excess of interest-earning assets over interest-bearing liabilities	$482,835			$448,672

Net interest and dividend income		$34,044			$31,580

Interest rate spread			3.52%			3.39%

Net interest margin			3.57%			3.46%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes residential mortgage loans HFS.
(5)	Includes securities available-for-sale at fair value.
(6)	Average Balances and related yield are calculated using the fair value of available-for-sale securities.
(7)	Includes federal funds purchased and securities sold under agreement to repurchase.

The net interest margin for the first quarter of 2014 was 3.57%, an eleven basis point increase compared to 3.46% for the first quarter of 2013. The increase in net interest margin from the first quarter of 2013 reflected improvement due to reverse mortgage asset income as we improved balance sheet mix as higher yielding loans replaced low yielding mortgage-backed securities coupled with deposit pricing decisions, and as a result net interest income was up $2.5 million, or 8%.

Provision for Loan Losses

Our provision for loan losses is based on the inherent risk of our loans and considers various factors including collateral values, trends in asset quality, level of delinquent loans and concentrations. In addition, regional economic conditions are also taken into consideration. The provision for loan losses was $2.6 million for the three months ended March 31, 2014, compared to $2.2 million for the same period in 2013.

Our allowance for loan losses of $41.3 million at March 31, 2014 increased slightly from $41.2 million at December 31, 2013 and the ratio of allowance to loan losses for total gross loans was 1.38% at March 31, 2014, compared to 1.40% at December 31, 2013 as loans grew faster than our provision. During the first quarter, credit metrics were impacted by two relationships totaling approximately $7.7 million which moved to nonperforming status during the quarter. The allowance for loan losses and provision remained flat during the quarter and reflect the following:

•	Net charge-offs were $2.5 million for the three months ended March 31, 2014 compared to $3.2 million for the three months ended March 31, 2013.

•	Total problem loans (all criticized, classified, and non-performing loans) was 35.11% of Tier 1 Capital plus allowance for loan losses, compared to 33.58% at December 31, 2013 and 40.47% at March 31, 2013.

•	Nonperforming loans increased to $40.1 million as of March 31, 2014 compared to $31.0 million as of December 31, 2013.

•	Total loan delinquency increased to 0.92% as of March 31, 2014, compared to 0.76% as of December 31, 2013.

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Beginning balance	$41,244	$43,922
Provision for loan losses	2,630	2,231
Charge-offs:
Residential real estate	364	440
Commercial real estate	160	1,697
Construction	88	19
Commercial	1,113	256
Owner-occupied commercial	197	1
Overdrafts	180	265
Consumer	1,053	1,029

Total charge-offs	3,155	3,707

Recoveries:
Residential real estate	18	18
Commercial real estate	37	3
Construction	7	15
Commercial	324	226
Owner-occupied commercial	6	12
Overdrafts	81	126
Consumer	136	102

Total recoveries	609	502

Net charge-offs	2,546	3,205

Ending balance	$41,328	$42,948

Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.34%	0.46%

(1)	Ratios for the three months ended March 31, 2014 and 2013 annualized.

Noninterest Income

During the first quarter of 2014, the Company earned noninterest income of $18.4 million, an increase of $290,000 compared to $18.1 million in the first quarter of 2013. Excluding net securities gains in both periods, noninterest income increased $1.4 million, or 8%, from $16.4 million in the first quarter of 2013. This growth was the result of increases in all businesses from prior year levels, including significant increases in the Cash Connect (ATM) division (reflected in debit/ credit & ATM income and other income) as well as increases in our Wealth and core banking businesses due to the continued expansion of the corporate and personal trust business lines but was also reflected the severe winter.

Noninterest Expense

Noninterest expense for the first quarter of 2014 was $34.2 million, an increase of $1.8 million, or 6%, from $32.4 million in the same period of 2013. Adjusting for corporate development costs, expenses increased $1.3 million, or 5% from the prior year. This increase is attributable to the growth of our business from the same period a year ago. Contributing to the year-over-year expense growth is salaries, benefits and other compensation expense of $491,000, due mostly to the addition of Array & Arrow Associates as well as the timing of corporate merit increases during the first quarter. In addition, an occupancy expense increase of $346,000 is attributable to snow removal costs as well as increases in utility costs for the 2014 winter season. Finally, other operating expense increase of $750,000 was supporting the growth in the Cash Connect division.

Income Taxes

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax benefit of $1.3 million during the three months ended March 31, 2014 compared to an income tax expense of $5.3 million for the same period in 2013.

The first quarter of 2014 included the recognition of $6.7 million of tax benefits related to the legal call of our reverse mortgage trust bonds as more fully discussed in Note 9, Taxes on Income to our Consolidated Financial Statements. Our effective tax rate was (8.4)% for the three months ended March 31, 2014 compared to 35.3% during the same period in 2013. Excluding the reverse mortgage tax benefit, our effective tax rate was 34.7% for the three months ended March 31, 2014.

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

	March 31,	December 31,
	2014	2013
	(In Thousands)
Tangible Common Book Value per Share of Common Stock
End of period balance sheet data:
Stockholders’ equity	$408,860	$383,050
Goodwill and other intangible assets	(38,610)	(38,978)

Tangible common equity (numerator)	$370,250	$344,072

Shares of common stock outstanding (denominator)	8,909	8,895

Book value per share of common stock	$45.90	$43.06
Goodwill and other intangible assets	(4.33)	(4.38)

Tangible book value per share of common stock	$41.56	$38.68

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference from Item 2, of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the quarter ended March 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Incorporated herein by reference to Note 14 – Legal Proceedings to the Consolidated Financial Statements

Item 1A. Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2013, previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2014.

Common

2014	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	2,191	$76.57	—	—
February	5,375	71.02	—	—
March	1,703	72.33	—	—

Total (1)	9,269	$72.57	—	—

(1)	The shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting of restricted stock or exercise of stock options. There were no treasury shares repurchased during the quarter ended March 31, 2014.

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

WSFS FINANCIAL CORPORATION

Date: May 12, 2014	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)