Form 10-Q
period 2014-06-30
WSFS FINANCIAL CORP
filed 2014-08-11
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2014.

Common Stock, par value $.01 per share	8,926,544
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

Exhibit 101.INS	Instance Document
Exhibit 101.SCH	Schema Document
Exhibit 101.CAL	Calculation Linkbase Document
Exhibit 101.LAB	Labels Linkbase Document
Exhibit 101.PRE	Presentation Linkbase Document
Exhibit 101.DEF	Definition Linkbase Document

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$33,319	$32,108	$65,521	$63,560
Interest on mortgage-backed securities	3,564	3,117	6,813	6,506
Interest on reverse mortgage related assets	1,368	324	2,594	907
Interest and dividends on investment securities	814	311	1,606	453
Other interest income	348	22	664	47

	39,413	35,882	77,198	71,473

Interest expense:
Interest on deposits	1,714	1,821	3,370	3,840
Interest on Federal Home Loan Bank advances	661	451	1,187	894
Interest on federal funds purchased and securities sold under agreements to repurchase	265	245	515	494
Interest on trust preferred borrowings	330	337	656	666
Interest on senior debt	941	944	1,883	1,887
Interest on bonds payable	—	—	15	—
Interest on other borrowings	25	28	51	56

	3,936	3,826	7,677	7,837

Net interest income	35,477	32,056	69,521	63,636
Provision for loan losses	50	1,680	2,680	3,911

Net interest income after provision for loan losses	35,427	30,376	66,841	59,725

Noninterest income:
Credit/debit card and ATM income	6,010	6,189	11,776	11,857
Deposit service charges	4,346	4,216	8,615	8,230
Investment management and fiduciary revenue	4,287	4,059	8,121	7,787
Mortgage banking activities, net	1,025	1,193	1,837	1,930
Loan fee income	556	487	940	982
Security gains, net	365	906	943	2,550
Bank owned life insurance income	143	48	282	88
Other income	2,891	2,441	5,473	4,189

	19,623	19,539	37,987	37,613

Noninterest expenses:
Salaries, benefits and other compensation	18,671	17,455	37,145	35,438
Occupancy expense	3,569	3,401	7,298	6,784
Professional fees	2,345	899	3,695	1,846
Equipment expense	1,860	2,117	3,547	3,946
Data processing and operations expenses	1,531	1,394	3,002	2,743
Loan workout and OREO expenses	716	770	1,255	940
FDIC expenses	692	942	1,345	2,108
Marketing expense	464	608	963	1,125
Other operating expense	5,670	5,566	11,446	10,592

	35,518	33,152	69,696	65,522

Income before taxes	19,532	16,763	35,132	31,816
Income tax provision	6,807	5,855	5,496	11,168

Net income	12,725	10,908	29,636	20,648
Dividends on preferred stock and accretion of discount	—	609	—	1,301

Net income allocable to common stockholders	$12,725	$10,299	$29,636	$19,347

Earnings per share:
Basic	$1.43	$1.17	$3.33	$2.20
Diluted	$1.39	$1.16	$3.24	$2.18

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In Thousands)

Net Income	$12,725	$10,908	$29,636	$20,648
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available-for-sale:

Net Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $5,932, ($11,840), $11,536 and ($14,738), respectively	9,678	(19,316)	18,824	(24,143)

Less: reclassification adjustment for net losses (gains) on sales realized in net income, net of tax (benefit) expense of $139, $344, $358 and $969, respectively	(226)	(562)	(585)	(1,581)

	9,452	(19,878)	18,239	(25,724)

Net change in unfunded pension liability:

Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $36, $0, $36 and $0, respectively	60	—	60	—

Total other comprehensive income (loss)	9,512	(19,878)	18,299	(25,724)

Total comprehensive income (loss)	$22,237	$(8,970)	$47,935	$(5,076)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets
Cash and due from banks	$107,169	$94,734
Cash in non-owned ATMs	367,870	389,360
Interest-bearing deposits in other banks	150	332

Total cash and cash equivalents	475,189	484,426
Investment securities, available-for-sale	841,706	817,115
Loans held-for-sale	35,188	31,491
Loans, net of allowance for loan losses of $41,381 at June 30, 2014 and $41,244 at December 31, 2013	2,993,361	2,904,976
Reverse mortgage related assets	32,543	37,328
Bank-owned life insurance	63,467	63,185
Stock in Federal Home Loan Bank of Pittsburgh, at cost	37,587	35,869
Assets acquired through foreclosure	4,451	4,532
Accrued interest receivable	11,004	10,798
Premises and equipment	33,606	35,178
Goodwill	32,100	32,235
Intangible assets	6,195	6,743
Other assets	46,693	51,887

Total assets	$4,613,090	$4,515,763

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$709,186	$650,256
Interest-bearing demand	643,061	638,403
Money market	748,099	887,715
Savings	401,049	383,731
Time	232,241	236,965
Jumbo certificates of deposit – customer	219,234	221,145

Total customer deposits	2,952,870	3,018,215
Brokered deposits	200,459	168,727

Total deposits	3,153,329	3,186,942
Federal funds purchased and securities sold under agreements to repurchase	86,000	97,000
Federal Home Loan Bank advances	758,400	638,091
Trust preferred borrowings	67,011	67,011
Senior debt	55,000	55,000
Other borrowed funds	18,455	24,739
Reverse mortgage trust bonds payable	—	21,990
Accrued interest payable	2,381	838
Other liabilities	40,559	41,102

Total liabilities	4,181,135	4,132,713

Stockholders’ Equity:
Common stock $0.01 par value, 20,000,000 shares authorized; issued 18,504,996 at June 30, 2014 and 18,476,003 at December 31, 2013	185	185
Capital in excess of par value	181,582	178,477
Accumulated other comprehensive loss	(2,995)	(21,294)
Retained earnings	501,463	473,962
Treasury stock at cost, 9,580,569 shares at June 30, 2014 and December 31, 2013	(248,280)	(248,280)

Total stockholders’ equity	431,955	383,050

Total liabilities and stockholders’ equity	$4,613,090	$4,515,763

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2014	2013
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$29,636	$20,648
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,680	3,911
Depreciation of premises and equipment	2,982	2,754
Amortization, net	5,098	5,573
Increase in accrued interest receivable	(206)	(655)
Decrease in other assets	220	5,178
Origination of loans held-for-sale	(105,844)	(122,826)
Proceeds from sales of loans held-for-sale	101,976	122,934
Gain on mortgage banking activities, net	(1,837)	(1,930)
Gain on sale of securities, net	(943)	(2,550)
Stock-based compensation expense	2,242	1,646
Excess tax benefits from share-based payment arrangements	(478)	(112)
Increase in accrued interest payable	1,543	1,573
Decrease in other liabilities	(788)	(5,351)
Loss (gain) on sale of assets acquired through foreclosure and valuation adjustments, net	56	(190)
Deferred income tax (benefit) expense	(5,722)	1,664
Increase in value of bank-owned life insurance	(282)	(88)
Increase in capitalized interest for reverse mortgages, net	(2,785)	(520)

Net cash provided by operating activities	$27,548	$31,659

Investing activities:
Maturities and Calls of investment securities	2,305	310
Sale of investment securities available-for-sale	141,439	220,331
Purchase of investment securities available-for-sale	(168,454)	(213,302)
Repayments of investment securities available-for-sale	27,177	44,422
Repayments on reverse mortgages	8,235	—
Disbursements for reverse mortgages	(665)	(35)
Net increase in loans	(93,558)	(82,146)
Net increase in stock of Federal Home Loan Bank of Pittsburgh	(1,718)	(8,167)
Sales of assets acquired through foreclosure, net	3,222	4,178
Investment in premises and equipment, net	(1,388)	(1,505)

Net cash (used for) provided by investing activities	$(83,405)	$(35,914)

Financing activities:
Net decrease in demand and saving deposits	(65,036)	(122,920)
Decrease in time deposits	(6,635)	(92,226)
Increase in brokered deposits	31,732	2,117
Increase in loan payable	40	—
Repayment of reverse mortgage trust bonds payable	(21,990)	—
Receipts from FHLB advances	57,176,960	11,058,000
Repayments of FHLB advances	(57,056,651)	(11,069,000)
Receipts from federal funds purchased and securities sold under agreement to repurchase	12,259,350	21,576,204
Repayments of federal funds purchased and securities sold under agreement to repurchase	(12,270,350)	(21,288,714)
Dividends paid	(2,141)	(3,425)
Issuance of common stock and exercise of common stock options	863	739
Redemption of preferred stock	—	(19,997)
Excess tax benefits from share-based payment arrangements	478	112

Net cash provided by (used for) financing activities	$46,620	$40,890

Increase (decrease) in cash and cash equivalents	(9,237)	36,635
Cash and cash equivalents at beginning of period	484,426	500,887

Cash and cash equivalents at end of period	$475,189	$537,522

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$6,134	$6,264
Cash paid for income taxes, net	12,231	9,607
Loans transferred to assets acquired through foreclosure	3,196	6,475
Loans transferred to portfolio from HFS	2,169	—
Other comprehensive income (loss)	18,299	(25,724)
Non-Cash Goodwill Adjustment, Net	135	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

1. BASIS OF PRESENTATION

Our Consolidated Financial Statements include the accounts of WSFS Financial Corporation (“the Company”, “our Company”, “we”, “our” or “us”), Wilmington Savings Fund Society, FSB (“WSFS Bank” or the “Bank”) and Cypress Capital Management, LLC (“Cypress”). We also have one unconsolidated affiliate, WSFS Capital Trust III (“the Trust”). WSFS Bank has two fully-owned subsidiaries, WSFS Investment Group, Inc. (“WIG”) and Monarch Entity Services LLC (“Monarch”).

Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with customer deposits and borrowings. In addition, we offer a variety of wealth management and trust services to personal and corporate customers through our Trust and Wealth Management division. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 52 offices located in Delaware (42), Pennsylvania (8), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this quarterly report.

Amounts subject to significant estimates are items such as the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, reverse mortgage related assets, income taxes and other-than-temporary impairments (“OTTI”). Among other effects, changes to such estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending related commitments as well as increased post-retirement benefits expense.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Rule 10-01 of Regulation S-X does not require us to include all information and notes that would be required in audited financial statements. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2014. For further information, refer to the Consolidated Financial Statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.

Whenever necessary, reclassifications have been made to prior period Consolidated Financial Statements to conform to the current period’s presentation. All significant intercompany transactions were eliminated in consolidation.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The ASU permits an entity to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The decision to apply the proportionate amortization method of accounting should be applied consistently to all qualifying affordable housing project investments. A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The amendments are effective for annual and interim periods beginning after December 15, 2014. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU includes amendments that change the requirements for reporting discontinued operations and disposals of components of an entity. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. These amendments are effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2014. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its Consolidated Financial Statements.

2. BUSINESS COMBINATIONS

First Wyoming Financial Corporation

On November 25, 2013, the Company announced an Agreement and Plan of Reorganization, with First Wyoming Financial Corporation, the parent company of The First National Bank of Wyoming (“First Wyoming”), pursuant to which First Wyoming Financial Corporation will merge with the company in a cash and stock transaction valued at approximately $64 million. As of December 31, 2013, First Wyoming operated 6 banking offices in Kent County, Delaware with $302.8 million in total assets and $244.5 million in total deposits. This business combination has received required regulatory and stockholder approvals and is expected to close in September 2014.

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

These companies were acquired through an asset purchase transaction for the purchase price of $8.0 million (including a $1.4 million payment for the working capital of the two companies), $4.0 million of which can be earned through a five-year earn out based on achieved earnings contribution targets, the fair value of which is $2.6 million at June 30, 2014. Operating results of Array and Arrow are included in the Consolidated Financial Statements since the date of acquisition.

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

The following table details the effect on goodwill from the changes in the derivative assets and liabilities relating to the loan commitment pipeline at acquisition from the amounts originally reported on the Form 10-K for the year ended December 31, 2013.

(In Thousands)

Goodwill resulting from acquisition of Array and Arrow reported on Form 10-K for the year ended December 31, 2013	$4,089
Effect of adjustments to:
Other assets	(338)
Other liabilities	203

Adjusted goodwill resulting from acquisition of Array & Arrow as of June 30, 2014	$3,954

The fair values listed above are estimates and are subject to adjustment. However, while they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected retroactively as of the date of the transaction.

3. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Data)
Numerator:
Net income allocable to common stockholders	$12,725	$10,299	$29,636	$19,347

Denominator:
Denominator for basic earnings per share - weighted average shares	8,915	8,802	8,910	8,792
Effect of dilutive employee stock options and warrants	228	95	230	89

Denominator for diluted earnings per share - adjusted weighted average shares and assumed exercise	9,143	8,897	9,140	8,881

Earnings per share:
Basic:
Net income allocable to common stockholders	$1.43	$1.17	$3.33	$2.20

Diluted:
Net income allocable to common stockholders	$1.39	$1.16	$3.24	$2.18

Outstanding common stock equivalents having no dilutive effect	44	548	44	637

4.	INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our available-for-sale investment securities. None of our investment securities is classified as trading or held-to-maturity.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
June 30, 2014:

State and political subdivisions	$111,256	$2,484	$(1,159)	$112,581
U.S. Government and government sponsored enterprises (“GSE”)	36,986	55	(20)	37,021
Collateralized Mortgage Obligation (“CMO”)	163,781	482	(2,185)	162,078
Federal National Mortgage Association (“FNMA”) Mortgage-Backed Securities (“MBS”)	321,960	735	(3,371)	319,324
Federal Home Loan Mortgage Corporation MBS (“FHLMC”)	127,454	244	(1,406)	126,292
Government National Mortgage Association MBS (“GNMA”)	84,436	499	(525)	84,410

	$845,873	$4,499	$(8,666)	$841,706

December 31, 2013
State and political subdivisions	$105,354	$257	$(5,426)	$100,185
GSE	32,082	93	(17)	32,158
CMO	103,064	28	(5,535)	97,557
FNMA MBS	382,909	20	(15,801)	367,128
FHLMC MBS	129,460	29	(4,994)	124,495
GNMA MBS	97,830	743	(2,981)	95,592

	$850,699	$1,170	$(34,754)	$817,115

The scheduled maturities of investment securities available-for-sale at June 30, 2014 and December 31, 2013 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
June 30, 2014
Within one year	$23,178	$23,224
After one year but within five years	38,821	39,376
After five years but within ten years	235,509	233,595
After ten years	548,365	545,511

	$845,873	$841,706

December 31, 2013
Within one year	$16,319	$16,378
After one year but within five years	19,761	19,986
After five years but within ten years	229,033	217,911
After ten years	585,586	562,840

	$850,699	$817,115

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At June 30, 2014, investment securities with market values aggregating $504.7 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were $11.0 million of FHLB pledged investment securities at June 30, 2014.

During the first six months of 2014, we sold $140.9 million of investment securities during the period categorized as available-for-sale for net gains of $943,000 (no losses were incurred). In the first six months of 2013, we sold $220.3 million of investment securities available-for-sale which resulted in net gains of $2.5 million.

As of June 30, 2014, our investment securities portfolio had remaining unamortized premiums of $23.1 million and $220,000 of unaccreted discounts.

The tables below show our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

	Less than 12 months		12 months or longer		Total
June 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale
State and political subdivisions	$5,727	$19	$44,075	$1,140	$49,802	$1,159
GSE	10,951	20	—	—	10,951	20
CMO	16,488	23	73,140	2,162	89,628	2,185
FNMA MBS	27,205	234	195,763	3,137	222,968	3,371
FHLMC MBS	3,798	6	96,077	1,400	99,875	1,406
GNMA MBS	—	—	52,020	525	52,020	525

Total temporarily impaired investments	$64,169	$302	$461,075	$8,364	$525,244	$8,666

	Less than 12 months		12 months or longer		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale
State and political subdivisions	$83,036	$5,426	$—	$—	$83,036	$5,426
GSE	3,972	13	2,001	4	5,973	17
CMO	73,109	4,173	21,590	1,362	94,699	5,535
FNMA MBS	346,266	14,386	17,800	1,415	364,066	15,801
FHLMC MBS	116,732	4,548	7,307	446	124,039	4,994
GNMA MBS	57,076	1,897	18,829	1,084	75,905	2,981

Total temporarily impaired investments	$680,191	$30,443	$67,527	$4,311	$747,718	$34,754

All securities were AAA-rated at the time of purchase and remained at investment grade at both June 30, 2014 and December 31, 2013. All securities were re-evaluated for OTTI at June 30, 2014. The result of this evaluation showed no OTTI during the first six months of 2014. The weighted average duration of MBS was 5.2 years at June 30, 2014.

At June 30, 2014, we owned investment securities totaling $525.2 million in which the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $8.7 million at June 30, 2014. At December 31, 2013, we owned investment securities totaling $747.7 million in which the amortized cost basis exceeded fair value. Total unrealized loss at December 31, 2013 on those securities was $34.8 million. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

5. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance when such losses are realized. We established our allowance for loan losses in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102 (“SAB 102”). The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans, as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios. The following are included in our allowance for loan losses:

•	Specific reserves for impaired loans

•	Allowances for pools of homogenous loans based on historical net loss experience

•	Adjustments for qualitative and environmental factors allocated to pools of homogenous loans

•	Allowance for model estimation and complexity risk

Specific reserves are established for impaired loans where we have identified significant conditions or circumstances related to specific credits that indicate losses are probable. Unless loans are well-secured and collection is imminent, all loans that are 90 days past due are deemed impaired. Reserves for impaired loans are generally charged-off within 90 days of impairment recognition. Estimated losses are based on collateral values, estimates of future cash flows or market valuations. During the six months ended June 30, 2014, net charge-offs totaled $2.5 million or 0.17% of average loans annualized, compared to $6.3 million, or 0.45%, of average loans during the six months ended June 30, 2013. We charge loans off when they are deemed to be uncollectible.

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

The above factors are based on their relative standing compared to the period which historic losses are used in core reserve estimates and current directional trends. Each individual qualitative and environmental factor in our model can add or subtract to core reserves. During the quarter ended June 30, 2014 the allowance methodology was updated to reflect a loss emergence period (“LEP”) of nine quarters based on the generally improving economic conditions. Industry and historical data indicates that the LEP lengthens in an improving economy as the length of time between an adverse financial event and subsequent loss is extended. In addition, a 10 basis point consideration was given to the C&I loan portfolio due to the assessment of qualitative factors on three lending relationships.

The final component of the allowance is a reserve for model estimation and complexity risk. The calculation of reserves is generally quantitative; however, qualitative estimates of valuations and risk assessment are necessary. We review the qualitative estimates of valuation factors quarterly and management uses its judgement to make adjustments based on current trends.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies and loan review consultants periodically review our loan ratings and allowance for loan losses.

The following tables provide the activity of our allowance for loan losses and loan balances for the three and six months ended June 30, 2014 and 2013:

	Commercial	Owner - Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Estimation/ Complexity Risk (1)	Total
	(in thousands)
Three months ended June 30, 2014
Allowance for loan losses
Beginning balance	$12,404	$8,789	$7,363	$2,716	$2,765	$6,249	$1,042	$41,328
Charge-offs	(382)	(124)	—	—	(163)	(490)	—	(1,159)
Recoveries	483	161	2	177	25	314	—	1,162
Provision (credit)	841	(840)	252	(574)	132	226	13	50

Ending balance	$13,346	$7,986	$7,617	$2,319	$2,759	$6,299	$1,055	$41,381

Six months ended June 30, 2014
Allowance for loan losses
Beginning balance	$12,751	$7,638	$6,932	$3,326	$3,078	$6,494	$1,025	$41,244
Charge-offs	(1,495)	(321)	(160)	(88)	(527)	(1,723)	—	(4,314)
Recoveries	807	167	39	184	43	531	—	1,771
Provision (credit)	1,283	502	806	(1,103)	165	997	30	2,680

Ending balance	$13,346	$7,986	$7,617	$2,319	$2,759	$6,299	$1,055	$41,381

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,881	$1,157	$307	$—	$872	$184	$—	$4,401
Loans collectively evaluated for impairment	11,465	6,829	7,310	2,319	1,887	6,115	1,055	36,980

Ending balance	$13,346	$7,986	$7,617	$2,319	$2,759	$6,299	$1,055	$41,381

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$4,109	$4,928	$13,483	$—	$17,743	$5,577	$—	$45,840	(2)
Loans collectively evaluated for impairment	853,245	773,329	749,607	119,333	193,180	306,943	—	$2,995,637

Ending balance	$857,354	$778,257	$763,090	$119,333	$210,923	$312,520	$—	$3,041,477	(3)

	Commercial	Owner - Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Estimation/ Complexity Risk (1)	Total
	(in thousands)
Three months ended June 30, 2013
Allowance for loan losses
Beginning balance	$12,768	$6,338	$7,193	$6,785	$3,281	$5,741	$842	$42,948
Charge-offs	(883)	(36)	(24)	(1,321)	(255)	(1,516)	—	(4,035)
Recoveries	401	33	106	70	23	268	—	901
Provision (credit)	681	1,714	(930)	(1,582)	181	1,644	(28)	1,680

Ending balance	$12,967	$8,049	$6,345	$3,952	$3,230	$6,137	$814	$41,494

Six months ended June 30, 2013
Allowance for loan losses
Beginning balance	$13,663	$6,108	$8,079	$6,456	$3,124	$5,631	$861	$43,922
Charge-offs	(1,139)	(37)	(1,721)	(1,340)	(695)	(2,810)	—	(7,742)
Recoveries	627	45	109	85	41	496	—	1,403
Provision (credit)	(184)	1,933	(122)	(1,249)	760	2,820	(47)	3,911

Ending balance	$12,967	$8,049	$6,345	$3,952	$3,230	$6,137	$814	$41,494

Period-end allowance allocated to:
Loans individually evaluated for impairment	$2,171	$977	$1,995	$—	$1,006	$12	$—	$6,161
Loans collectively evaluated for impairment	10,796	7,072	4,350	3,952	2,224	6,125	814	35,333

Ending balance	$12,967	$8,049	$6,345	$3,952	$3,230	$6,137	$814	$41,494

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$6,048	$12,681	$10,791	$646	$16,961	$4,925	$—	$52,052	(2)
Loans collectively evaluated for impairment	733,581	755,261	677,442	124,892	216,755	280,314	—	2,788,245

Ending balance	$739,629	$767,942	$688,233	$125,538	$233,716	$285,239	$—	$2,840,297	(3)

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans at June 30, 2014, represents accruing troubled debt restructured (“TDR”) loans which are considered to be impaired loans.
(3)	Ending loan balances do not include deferred costs.

Nonaccrual and Past Due Loans

The following tables show our nonaccrual and past due loans at the dates indicated:

June 30, 2014 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans

Commercial	$560	$—	$—	$560	$853,283	$3,511	$857,354
Owner-Occupied commercial	1,953	—	—	1,953	771,376	4,928	778,257
Commercial mortgages	—	—	—	—	749,699	13,391	763,090
Construction	—	—	—	—	119,333	—	119,333
Residential	2,395	41	—	2,436	200,002	8,485	210,923
Consumer	616	134	—	750	308,024	3,746	312,520

Total	$5,524	$175	$—	$5,699	$3,001,717	$34,061	$3,041,477

% of Total Loans	0.18%	0.01%	—%	0.19%	98.69%	1.12%	100%

December 31, 2013 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$1,447	$—	$—	$1,447	$805,132	$4,303	$810,882
Owner-Occupied commercial	538	—	—	538	780,625	5,197	786,360
Commercial mortgages	83	1,049	—	1,132	715,496	8,565	725,193
Construction	—	—	—	—	104,916	1,158	106,074
Residential	1,952	1,348	533	3,833	209,255	8,432	221,520
Consumer	1,095	177	—	1,272	297,669	3,293	302,234

Total	$5,115	$2,574	$533	$8,222	$2,913,093	$30,948	$2,952,263

% of Total Loans	0.17%	0.09%	0.02%	0.28%	98.67%	1.05%	100%

Impaired Loans

The following tables provide an analysis of our impaired loans at June 30, 2014 and December 31, 2013:

June 30, 2014 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances

Commercial	$4,109	$1,592	$2,517	$1,881	$5,131	$5,115
Owner-Occupied commercial	4,928	2,615	2,313	1,157	5,718	8,338
Commercial mortgages	13,483	8,210	5,273	307	18,268	11,523
Construction	—	—	—	—	—	630
Residential	17,743	10,090	7,653	872	20,220	17,666
Consumer	5,577	4,399	1,178	184	6,348	5,170

Total	$45,840	$26,906	$18,934	$4,401	$55,685	$48,442

December 31, 2013 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$5,003	$2,362	$2,641	$1,781	$13,013	$5,347
Owner-Occupied commercial	5,197	5,184	12	12	8,293	11,542
Commercial mortgages	8,661	2,784	5,877	1,987	16,566	10,444
Construction	1,158	1,158	—	—	1,563	968
Residential	17,852	9,750	8,103	989	20,153	18,047
Consumer	5,411	4,767	644	134	6,056	5,455

Total	$43,282	$26,005	$17,277	$4,903	$65,644	$51,803

(1)	Reflects loan balances at or written down to their remaining book balance.

Interest income of $393,000 and $747,000 was recognized on impaired loans during the three and six months ended June 30, 2014, respectively. Interest income of $235,000 and $473,000 was recognized on impaired loans during the three and six months ended June 30, 2013, respectively.

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

The following tables provide an analysis of loans by credit risk profile using internally assigned risk ratings, as of June 30, 2014 and December 31, 2013

	Commercial		Owner-Occupied Commercial		Commercial Mortgages		Construction		Total Commercial
									June 30, 2014		December 31, 2013
(in thousands)	June 30, 2014	Dec. 31 2013	June 30, 2014	Dec. 31 2013	June 30, 2014	Dec. 31 2013	June 30, 2014	Dec. 31 2013
									Amount	%	Amount	%
Risk Rating:
Special mention Substandard:	$10,037	$12,566	$7,186	$4,747	$9,249	$2,092	$300	$226	$26,772		$19,631
Accrual	63,462	56,806	45,524	45,181	13,881	8,146	2,130	3,599	124,997		113,732
Nonaccrual	1,592	2,362	2,615	5,185	8,210	2,784	—	1,158	12,417		11,489
Doubtful / Nonaccrual	2,517	2,641	2,313	12	5,273	5,877	—	—	10,103		8,530

Total Special Mention, Substandard and Doubtful	77,608	74,375	57,638	55,125	36,613	18,899	2,430	4,983	174,289	7%	153,382	6%
Pass	779,746	736,507	720,619	731,235	726,477	706,294	116,903	101,091	2,343,745	93%	2,275,127	94

Total Commercial Loans	$857,354	$810,882	$778,257	$786,360	$763,090	$725,193	$119,333	$106,074	$2,518,034	100%	$2,428,509	100%

Consumer credit exposure credit risk profile based on payment activity:

	Residential		Consumer		Total Residential and Consumer
	June 30, 2014	Dec. 31 2013	June 30, 2014	Dec. 31 2013	June 30, 2014		December 31, 2013
(in thousands)					Amount	Percent	Amount	Percent

Nonperforming (1)	$17,743	$17,852	$5,577	$5,411	$23,320	4%	$23,263	4%
Performing	193,180	203,668	306,943	296,823	500,123	96%	500,491	96

Total	$210,923	$221,520	$312,520	$302,234	$523,443	100%	$523,754	100%

(1)	Includes $11.1 million as of June 30, 2014 and $11.5 million as of December 31, 2013 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with modified terms and are accruing interest.

Troubled Debt Restructurings (TDR)

The balance of TDRs at June 30, 2014 and December 31, 2013 was $26.2 million and $27.6 million, respectively. The balance at June 30, 2014 included approximately $14.4 million in nonaccrual status and $11.8 million in accrual status compared to $15.3 million in nonaccrual status and $12.3 million in accrual status at December 31, 2013. Approximately $2.3 million and $4.1million in related reserves have been established for these loans at June 30, 2014 and December 31, 2013, respectively.

A modification is classified as a TDR if both of the following exist: (1) the borrower is experiencing financial difficulty and (2) the Bank has granted a concession to the borrower. Many aspects of the borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty. Concessions may include the reduction of an interest rate at a rate lower than current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, or principal forgiveness. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is a TDR.

During the six months ended June 30, 2014, the terms of 13 loans were modified in TDRs, Comprising of one commercial loan with the remaining being residential and consumer loans. Our concessions on restructured loans consisted mainly of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven by us when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months.

The following table presents loans identified as TDRs during the six months ended June 30, 2014 and 2013:

(In Thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Commercial	$121	$24	$121	$24
Commercial mortgages	—	826	—	1,061
Residential	1,565	173	1,844	599
Consumer	152	44	515	717

Total	$1,838	$1,067	$2,480	$2,401

The TDRs set forth in the table above increased our allowance for loan losses by $130,000 through allocation of a related reserve, and resulted in charge-offs of $41,000 during the six months ended June 30, 2014, compared a $28,000 increase and charge-offs of $363,000 for the same period in 2013.

6. REVERSE MORTGAGE AND RELATED ASSETS

Reverse mortgage related assets include reverse mortgage loans as of June 30, 2014. In addition, prior to the clean-up call discussed below, the SASCO 2002-RM’s Class “O” certificates and the BBB-rated tranche of this reverse mortgage security were also included.

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

In July 2011, we purchased 100% of SASCO 2002-RM1’s Class “O” certificates, representing equity ownership of a reverse mortgage securitization trust, for $2.5 million. This securitization was created in 2002 through the purchase of reverse mortgage loans owned by us, as well as an additional lender. As part of this securitization we retained the BBB rated tranche of this securitization and held this instrument as a trading asset.

During the third quarter of 2013, we obtained the right to execute a clean-up call on the underlying collateral. This event triggered us to consolidate the assets and liabilities of the securitization trust, SASCO 2002 RM-1, on our Consolidated Statement of Condition in accordance with ASC 810, Consolidation. As a result of consolidation of the reverse mortgage trust during the third quarter of 2013, a deferred tax asset (“DTA”) was recorded at that time. However, because the reverse mortgage trust was not able to be consolidated for income tax purposes, a full valuation allowance was also recorded at that time on the DTA due to the uncertainty of realizing this benefit. On January 27, 2014, WSFS completed the legal call of the reverse mortgage trust bonds and the redemption of the trust’s preferred stockholders, eliminating this uncertainty since the reverse mortgage trust’s assets have now been combined with the Bank’s for tax purposes. As a result, WSFS removed the valuation allowance, and recorded a tax benefit of approximately $6.7 million during the first quarter 2014.

Our existing investment in reverse mortgages has been combined with the consolidated reverse mortgage loans for a total of $32.5 million at June 30, 2014. The average age of the borrowers is 92 years old and there is currently significant overcollateralization in the portfolio, as the realizable collateral value (the lower of collectible principal and interest, or appraised value and annual broker price opinion of the home) of $55.5 million well exceeds the outstanding book balance at June 30, 2014.

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

To determine the carrying value of these reverse mortgages as of June 30, 2014, we used a proprietary model and actual cash flow information to estimate future cash flows. There are three main drivers of cash flows 1) move-out rates, 2) house price appreciation HPA forecasts and 3) internal rate of return.

1)	Move-out rates – The projections incorporate actuarial estimates of contract termination using mortality tables published by the Office of the Actuary of the United States Bureau of Census, adjusted for expected prepayments and relocations.

2)	House Price Appreciation – Consistent with other reverse mortgage analyses from various market sources, we forecast a 2.5% increase in housing prices during 2014 and a 2.0% increase in the following year and thereafter. We believe this forecast continues to be appropriate given the nature of reverse mortgage collateral and historical under-performance to the broad housing market.

3)	Internal Rate of Return – As of June 30, 2014, the internal rate of return (IRR) of 15.55% was the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated.

As of June 30, 2014, the Company’s actuarially estimated cash payments to reverse mortgagors are as follows:

(in thousands)
Year Ending
Remaining in 2014	$416
2015	749
2016	599
2017	473
2018	371
Years 2019 - 2023	894
Years 2024 - 2028	198
Years 2029 - 2033	33
Thereafter	4

Total (1)	$3,737

(1)	This table does not take into consideration cash inflow including payments from mortgagors or payoffs based on contractual terms. These figures are stated values not discounted values.

The amount of the contract value that would be forfeited if the Company were not to make cash payments to reverse mortgagors in the future is $6.9 million.

The future cash flows depend on the HPA assumptions. If the future changes in collateral value were assumed to be zero, income would decrease by $344,000 for the quarter ended June 30, 2014 with an IRR of 14.21%. If the future changes in collateral value were assumed to be reduced by 1%, income would decrease by $193,000 with an IRR of 14.80%.

The net present value of the projected cash flow depends on the IRR used. If the IRR increased by 1%, the net present value would increase by $293,000. If the IRR decreased by 1%, the net present value would decrease by $291,000.

7. GOODWILL AND INTANGIBLES

In accordance with FASB ASC 805, Business Combinations, and FASB ASC 350, Intangibles—Goodwill and Other, all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.

During the six months ended June 30, 2014 we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

(In Thousands)	WSFS Bank	Cash Connect	Trust & Wealth Management	Consolidated Company

December 31, 2013	$27,101	$—	$5,134	$32,235
Changes in goodwill	(135)	—	—	(135)

June 30, 2014	$26,966	$—	$5,134	$32,100

FASB ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In Thousands)
June 30, 2014
Core deposits	$4,370	$(2,878)	$1,492
Other	6,669	(1,967)	4,702

Total other intangible assets	$11,039	$(4,845)	$6,194

December 31, 2013
Core deposits	$4,370	$(2,605)	$1,765
Other	6,625	(1,647)	4,978

Total other intangible assets	$10,995	$(4,252)	$6,743

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. During the six months ended June 30, 2014, we recognized amortization expense on other intangible assets of $547,000.

The following presents the estimated amortization expense of intangibles:

(In Thousands)	Amortization of Intangibles
Remaining in 2014	$555
2015	1,146
2016	889
2017	742
2018	722
Thereafter	2,140

Total	$6,194

8.	ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Postretirement Benefits

We share certain costs of providing health and life insurance benefits to eligible retired Associates and their eligible dependents. Previously, all Associates were eligible for these benefits if they reached normal retirement age while working for us. Effective March 31, 2014, we changed the eligibility of this plan to include only those Associates who have achieved ten years of service with us as of March 31, 2014. The change will impact our net periodic benefit cost; however, this impact was partially offset by a change in the assumptions used to determine these costs (discount rate of 4.5% compared to 4% at December 31, 2013).

We account for our obligations under the provisions of FASB ASC 715, Compensation – Retirement Benefits (“ASC 715”). ASC 715 requires the costs of these benefits be recognized over an Associate’s active working career. Disclosures are in accordance with ASC 715.

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
(In Thousands)
Service cost	$10	$86	$98	$172
Interest cost	42	44	98	88
Prior service cost amortization	(30)	—	(30)	—
Net loss recognition	30	20	44	40

Net periodic benefit cost	$52	$150	$210	$300

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

As a result of the consolidation for accounting purposes of the SASCO reverse mortgage securitization trust during 2013, a deferred tax asset (“DTA”) of approximately $4.9 million was recorded. In addition we recorded a $1.8 million deferred tax liability associated with our original investment in SASCO. However, because SASCO was not consolidated for income tax purposes, a full valuation allowance was also recorded on this DTA due to the uncertainty of its realization, as realization is dependent on future taxable income. On January 27, 2014 the separate company SASCO tax structure was eliminated, which permits consolidation within the Bank’s tax return filings on a prospective basis. At this date, the uncertainty surrounding the realization of the DTA was eliminated. Accordingly, we removed the $4.9 million valuation allowance and eliminated the $1.8 million deferred tax liability, which resulted in an overall income tax benefit of $6.7 million in the quarter ended March 31, 2014.

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

There were no unrecognized tax benefits as of June 30, 2014. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2010 through 2013 tax years are subject to examination as of June 30, 2014. No federal or state income tax return examinations are currently in process. We do not expect to record or realize any material unrecognized tax benefits during 2014.

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

The table below presents the balances of assets measured at fair value as of June 30, 2014 (there are no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$162,078	$—	$162,078
FNMA	—	319,324	—	319,325
FHLMC	—	126,292	—	126,292
GNMA	—	84,410	—	84,409
U.S. Government and agencies	—	37,021	—	37,020
State and political subdivisions	—	112,581	—	112,582

Total assets measured at fair value on a recurring basis	$—	$841,706	$—	$841,706

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$—	$4,451	$4,451
Loans held-for-sale	$—	$35,188	$—	$35,188
Impaired loans (collateral dependent)	—	—	41,439	41,439

Total assets measured at fair value on a nonrecurring basis	$—	$35,188	$45,890	$81,078

The table below presents the balances of assets measured at fair value as of December 31, 2013 (there are no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$97,557	$—	$97,557
FNMA	—	367,128	—	367,128
FHLMC	—	124,495	—	124,495
GNMA	—	95,592	—	95,592
U.S. Government and agencies	—	32,158	—	32,158
State and political subdivisions	—	100,185	—	$100,185

Total assets measured at fair value on a recurring basis	$—	$817,115	$—	$817,115

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$—	$4,532	$4,532
Impaired loans	—	—	38,379	38,379

Total assets measured at fair value on a nonrecurring basis	$—	$—	$42,911	$42,911

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

Available-for-sale securities. As of June 30, 2014, securities classified as available for sale are reported at fair value using Level 2 inputs. As a result of the consolidation of the reverse mortgage trust, there were no securities with Level 3 inputs as of June 30, 2014. Included in the Level 2 total are approximately $37.0 million in Federal Agency debentures, $692.1 million in Federal Agency MBS and $112.6 million in municipal bonds. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Loans held-for-sale. During the second quarter of 2014 we elected to record loans held-for-sale at their fair value. The fair value was estimated using Level 3 inputs based on value information provided by brokers.

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net amount of $41.4 million and $38.4 million at June 30, 2014 and December 31, 2013, respectively. The valuation allowance on impaired loans was $4.4 million as of June 30, 2014 and $4.9 million as of December 31, 2013.

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

Reverse Mortgage Related Assets: For additional information on these reverse mortgage related assets, see Note 6, Reverse Mortgage Related Assets, to the Consolidated Financial Statements.

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

The book value and estimated fair value of our financial instruments are as follows:

	Fair Value	June 30, 2014		December 31, 2013
	Measurement	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:

Cash and cash equivalents	Level 1	$475,189	$475,189	$484,426	$484,426
Investment securities	See previous table	841,706	841,706	817,115	817,115
Loans held for sale	Level 3	35,188	35,188	31,491	31,491
Loans, net	Level 3	2,993,361	2,964,818	2,904,976	2,871,499
Reverse mortgage loans	Level 3	32,543	32,543	37,328	37,328
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	37,587	37,587	35,869	35,869
Accrued interest receivable	Level 2	11,004	11,004	10,798	10,798

Financial liabilities:
Deposits	Level 2	3,153,329	2,962,149	3,186,942	2,982,420
Borrowed funds	Level 2	984,866	986,520	903,831	904,804
Standby letters of credit	Level 3	185	185	248	248
Accrued interest payable	Level 2	2,381	2,381	838	838

The estimated fair value of our off-balance sheet financial instruments is as follows:

	June 30, 2014	Dec. 31, 2013
(in thousands)
Off-balance sheet instruments:	$—	$—

11.	SEGMENT INFORMATION

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

The Trust and Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four business lines. WSFS Investment Group, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with over $646 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $10.0 billion in assets under management and administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana and WSFS Investment Group to deliver investment management and fiduciary products and services.

Segment information for the three months and six months ended June 30, 2014 and 2013 follows:

For the three months ended June 30, 2014:

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
Statement of Operations

External customer revenues:
Interest income	$37,480	$—	$1,933	$39,413
Noninterest income	8,778	6,320	4,525	19,623

Total external customer revenues	46,258	6,320	6,458	59,036

Inter-segment revenues:
Interest income	834	—	1,342	2,176
Noninterest income	1,711	204	27	1,942

Total inter-segment revenues	2,545	204	1,369	4,118

Total revenue	48,803	6,524	7,827	63,154

External customer expenses:
Interest expense	3,831	—	105	3,936
Noninterest expenses	28,610	3,882	3,026	35,518
Provision for loan loss	(201)	—	251	50

Total external customer expenses	32,240	3,882	3,382	39,504

Inter-segment expenses
Interest expense	1,342	328	506	2,176
Noninterest expenses	231	593	1,118	1,942

Total inter-segment expenses	1,573	921	1,624	4,118

Total expenses	33,813	4,803	5,006	43,622

Income before taxes	$14,990	$1,721	$2,821	$19,532
Provision for income taxes				6,807

Consolidated net income				$12,725

Capital expenditures	$815	$33	$—	$848

As of June 30, 2014:

Statement of Condition

Cash and cash equivalents	$89,284	$383,072	$2,833	$475,189
Other segment assets	3,941,531	2,401	193,969	4,137,901

Total segment assets	$4,030,815	$385,473	$196,802	$4,613,090

For the three months ended June 30, 2013:

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
Statement of Operations

External customer revenues:
Interest income	$33,961	$—	$1,921	$35,882
Noninterest income	9,333	6,025	4,181	19,539

Total external customer revenues	43,294	6,025	6,102	55,421

Inter-segment revenues:
Interest income	914	—	1,368	2,282
Noninterest income	1,701	223	28	1,952

Total inter-segment revenues	2,615	223	1,396	4,234

Total revenue	45,909	6,248	7,498	59,655

External customer expenses:
Interest expense	3,693	—	133	3,826
Noninterest expenses	26,731	3,167	3,254	33,152
Provision for loan loss	1,535	—	145	1,680

Total external customer expenses	31,959	3,167	3,532	38,658

Inter-segment expenses
Interest expense	1,368	405	509	2,282
Noninterest expenses	251	538	1,163	1,952

Total inter-segment expenses	1,619	943	1,672	4,234

Total expenses	33,578	4,110	5,204	42,892

Income before taxes	$12,331	$2,138	$2,294	$16,763
Provision for income taxes				5,855

Consolidated net income				$10,908

Capital expenditures	$272	$277	$—	$549

As of December 31, 2013:
Statement of Condition

Cash and cash equivalents	$73,017	$408,096	$3,313	$484,426
Other segment assets	3,838,525	1,965	190,847	4,031,337

Total segment assets	$3,911,542	$410,061	$194,160	$4,515,763

For the six months ended June 30, 2014:

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
Statement of Operations

External customer revenues:
Interest income	$73,401	$—	$3,797	$77,198
Noninterest income	17,173	12,334	8,480	37,987

Total external customer revenues	90,574	12,334	12,277	115,185

Inter-segment revenues:
Interest income	1,665	—	2,763	4,428
Noninterest income	3,449	397	53	3,899

Total inter-segment revenues	5,114	397	2,816	8,327

Total revenue	95,688	12,731	15,093	123,512

External customer expenses:
Interest expense	7,461	—	216	7,677
Noninterest expenses	56,222	7,432	6,042	69,696
Provision for loan loss	2,122	—	558	2,680

Total external customer expenses	65,805	7,432	6,816	80,053

Inter-segment expenses
Interest expense	2,763	659	1,006	4,428
Noninterest expenses	450	1,179	2,270	3,899

Total inter-segment expenses	3,213	1,838	3,276	8,327

Total expenses	69,018	9,270	10,092	88,380

Income before taxes	$26,670	$3,461	$5,001	$35,132
Provision for income taxes				5,496

Consolidated net income				$29,636

Capital expenditures	$1,293	$89	$3	$1,385

As of June 30, 2014:

Statement of Condition

Cash and cash equivalents	$89,284	$383,072	$2,833	$475,189
Other segment assets	3,941,531	2,401	193,969	4,137,901

Total segment assets	$4,030,815	$385,473	$196,802	$4,613,090

For the six months ended June 30, 2013

	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
Statement of Operations

External customer revenues:
Interest income	$67,561	$—	$3,912	$71,473
Noninterest income	18,560	11,052	8,001	37,613

Total external customer revenues	86,121	11,052	11,913	109,086

Inter-segment revenues:
Interest income	1,817	—	2,799	4,616
Noninterest income	3,351	423	54	3,828

Total inter-segment revenues	5,168	423	2,853	8,444

Total revenue	91,289	11,475	14,766	117,530

External customer expenses:
Interest expense	7,533	—	304	7,837
Noninterest expenses	53,161	6,159	6,202	65,522
Provision for loan loss	3,781	—	130	3,911

Total external customer expenses	64,475	6,159	6,636	77,270

Inter-segment expenses
Interest expense	2,799	776	1,041	4,616
Noninterest expenses	477	1,088	2,263	3,828

Total inter-segment expenses	3,276	1,864	3,304	8,444

Total expenses	67,751	8,023	9,940	85,714

Income (loss) before taxes	$23,538	$3,452	$4,826	$31,816
Provision for income taxes				11,168

Consolidated net income				$20,648

Capital expenditures	$1,045	$460	$—	$1,505

As of December 31, 2013:
Statement of Condition

Cash and cash equivalents	$73,017	$408,096	$3,313	$484,426
Other segment assets	3,838,525	1,965	190,847	4,031,337

Total segment assets	$3,911,542	$410,061	$194,160	$4,515,763

12.	INDEMNIFICATIONS AND GUARANTEES

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

We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. These indemnifications may include our repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were two repurchases totaling $354,000 for the six months ended June 30, 2014.

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

At June 30, 2014 there were 104 variable-rate swap transactions between third party financial institutions and our customers, compared to 101 at December 31, 2013. The initial notional aggregated amount was approximately $451.4 million at June 30, 2014 compared to $423.9 million at December 31, 2013. At June 30, 2014 maturities ranged from approximately one to eleven years. The aggregate market value of these swaps to customers was a liability of $20.9 million at June 30, 2014 and $17.8 million at December 31, 2013. We had reserves of $70,000 for the swap guarantees as of June 30, 2014 and December 31, 2013. The methodology to determine reserves for swap guarantees is consistent with the ALLL methodology as described in Note 5 to the Consolidated Financial Statements.

13. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments as well as unrecognized prior service costs, transition costs and actuarial gains and losses on defined benefit pension plans which reflects changes made to the post retirement benefit obligation for retiree health and life insurance. These changes were effective March 31, 2014 (see footnote 8 “Associate (Employee) Benefit Plans” for further information). Changes to other accumulated other comprehensive income (loss) are presented net of tax effect as a component of equity. Reclassification out of accumulated other comprehensive is recorded on the statement of operations either as a gain or loss.

Changes to accumulated other comprehensive income (loss) by component are shown net of taxes in the following tables for the period indicated:

(in thousands)	Net unrealized (losses) gains on investment securities available-for-sale	Net unrealized losses on defined benefit pension plan	Total
Balance, March 31, 2014	$(12,035)	$(472)	$(12,507)
Other comprehensive income (loss) before reclassifications	9,678	60	9,738
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(226)	—	(226)

Net current-period other comprehensive income (loss)	9,452	60	9,512

Balance, June 30, 2014	$(2,583)	$(412)	$(2,995)

Balance, March 31, 2013	$7,569	$(472)	$7,097
Other comprehensive income (loss) before reclassifications	(19,316)	—	(19,316)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(562)	—	(562)

Net current-period other comprehensive income (loss)	(19,878)	—	(19,878)

Balance, June 30, 2013	$(12,309)	$(472)	$(12,781)

(in thousands)	Net unrealized (losses) gains on investment securities available-for-sale	Net unrealized losses on defined benefit pension plan	Total
Balance, December 31, 2013	$(20,822)	$(472)	$(21,294)
Other comprehensive income (loss) before reclassifications	18,824	60	18,884
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(585)	—	(585)

Net current-period other comprehensive income (loss)	18,239	60	18,299

Balance, June 30, 2014	$(2,583)	$(412)	$(2,995)

Balance, December 31, 2012	$13,415	$(472)	$12,943
Other comprehensive income (loss) before reclassifications	(24,143)	—	(24,143)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(1,581)	—	(1,581)

Net current-period other comprehensive income (loss)	(25,724)	—	$(25,724)

Balance, June 30, 2013	$(12,309)	$(472)	$(12,781)

The statement of operations impacted by components of other comprehensive income are presented in the tables below.

	Three Months Ended June 30,		Affected line item in Statements of Operations
(in thousands)	2014	2013
Securities available-for-sale:
Realized gains on securities transactions	$365	$906	Securities gains, net
Income taxes	(139)	(344)	Income tax provision

Net of tax	$226	$562
Amortization of Defined Benefit Pension Items:
Prior service costs	$919	$—
Transition obligation	245	—
Actuarial losses	(1,068)	—

Total before tax	$96	$—	Salaries, benefits and other compensation
Income taxes	(36)	—	Income tax provision

Net of tax	$60	$—

Total reclassifications	$166	$562

	Six Months Ended June 30,		Affected line item in Statements of Operations
	2014	2013
Securities available-for-sale:
Realized gains on securities transactions	$943	$2,550	Securities gains, net
Income taxes	(358)	(969)	Income tax provision

Net of tax	$585	$1,581
Amortization of Defined Benefit Pension Items:
Prior service costs	$919	$—
Transition obligation	245	—
Actuarial losses	(1,068)	—

Total before tax	$96	$—	Salaries, benefits and other compensation
Income taxes	(36)	—	Income tax provision

Net of tax	$60	$—

Total reclassifications	$525	$1,581

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

Based upon available information we believe the estimate of the aggregate range of reasonably possible losses for this legal proceeding was from approximately $0 to approximately $5.0 million at June 30, 2014. Costs of litigation were covered by insurance however, such costs have exceeded the limits of insurance coverage for this case.

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

In July 2013 we added two new divisions to WSFS Bank with the purchase Array Financial Group, Inc., a mortgage banking company, and a related entity, Arrow Land Transfer Company, an abstract and title company. Additionally, during late 2013, we announced that we entered into an Agreement and Plan of Reorganization, with First Wyoming Financial Corporation, the parent company of The First National Bank of Wyoming (“First Wyoming”).This transaction has received all required regulatory and stockholder approvals and is expected to close in September 2014.

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $509 million in vault cash in over 15,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 460 ATMs for WSFS Bank, which has, by far, the largest branded ATM network in Delaware.

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

The Trust and Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four business lines. WSFS Investment Group, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with over $645 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $10 billion in assets under management and administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana and WSFS Investment Group to deliver investment management and fiduciary products and services.

We have one consolidated subsidiary, WSFS Bank. We also have one unconsolidated affiliate, WSFS Capital Trust III, or the Trust. WSFS Bank has two wholly-owned subsidiaries, WSFS Investment Group, Inc. and Monarch Entity Services LLC, or Monarch.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to our financial goals, management’s plans and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, those related to the economic environment, particularly in the market areas in which we operate, including an increase in unemployment levels; our level of nonperforming assets; the volatility of the financial and securities markets, including changes with respect to the market value of financial assets; changes in market interest rates which may increase funding costs and reduce earning asset yields thus reducing margin; increases in benchmark rates would also increase debt service requirements for customers whose terms include a variable interest rate, which may negatively impact the ability of borrowers to pay as contractually obligated; changes in government regulation affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations being issued in accordance with this statute and potential expenses and elevated capital levels associated therewith; additional loan losses and impairment of the collectability of loans; changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations, may have an adverse effect on business; rules and regulations issued by the Consumer Financial Protection Bureau or other regulators which might adversely impact our business model or products and services; stresses in the real estate markets, including continued deterioration in property values that affect the collateral value underlying our real estate loans; our ability to expand into new markets, develop competitive new products and services in a timely manner, and to maintain profit margins in the face of competitive pressures; changes in consumer and business spending and saving habits could affect our ability to increase assets and to attract deposits; our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, reputational risk, and regulatory and compliance risk; the effects of increased competition from both banks and non-banks; the effects of geopolitical instability and risks such as terrorist attacks; the effects of weather and natural disasters such as floods, droughts, wind, tornados and hurricanes, and the effects of man-made disasters; changes in the speed of loan prepayments by our customers and loan origination or sales volumes; acceleration of prepayments of mortgage-backed securities (“MBS”) due to low interest rates, and the related acceleration of premium amortization on prepayments on MBS due to low interest rates; and the costs associated with resolving any problem loans, litigation and other risks and uncertainties. Such risks and uncertainties are discussed herein, including under the heading “Risk Factors,” and in our Form 10-K for the year ended December 31, 2013 and other documents filed by us with the Securities and Exchange Commission (“SEC”) from time to time. Forward looking statements are as of the date they are made, and we do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $97.3 million or 2.16% to $4.6 billion during the six months ended June 30, 2014. Included in this increase was a $92.1 million, or 3%, increase in net loans (including loans held for sale), and a $25.0 million increase in investment securities. Partially offsetting these increases was a $9.3 million decrease in cash and cash equivalents.

Total liabilities increased $48.4 million during the six months ended June 30, 2014 to $4.2 billion. This increase was primarily the result of an increase in Federal Home Loan Bank advances of $120.3 million, or 19%. Federal Home Loan Bank Advances were used to fund a $22.0 million decrease in reverse mortgage trust bonds payable related to the call of those bonds, a $33.6 million decrease in total deposits, mainly due to the purposeful decline in time and temporary trust deposits during the period and an $11.0 million decrease in Fed funds purchased and securities sold under agreements to repurchase. Excluding the effects of the temporary trust deposits at December 31, 2013, total deposits increased $81.4 million during the six months ended June 30, 2014.

Capital Resources

Stockholders’ equity increased $48.9 million between December 31, 2013 and June 30, 2014. This increase was primarily due to net income of $29.6 million during the six months ended June 30, 2014 combined with a $18.3 million increase (net of tax) in the value of our available for sale securities portfolio. Partially offsetting these increases were payments of dividends on our common stock of $2.1 million during the six months ended June 30, 2014. Tangible common equity (a non-GAAP financial measure) increased $49.6 million from $344.1 million at December 31, 2013 to $393.7 million at June 30, 2014.

Tangible common book value per share of common stock (a non-GAAP financial measure) was $44.11 at June 30, 2014, an increase of $5.43 or 14%, from $38.68 reported at December 31, 2013. Book value per share of common stock was $48.40 at June 30, 2014, an increase of $5.34 from $43.06 reported at December 31, 2013. See “Reconciliation of Non-GAAP Measurement to GAAP” in Item 2 of this quarterly report on Form 10-Q.

Below is a table comparing WSFS Bank’s consolidated capital position to the minimum regulatory requirements as of June 30, 2014:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	% of Assets	Amount	% of Assets	Amount	% of Assets
Total Capital (to Risk-Weighted Assets)	$536,655	14.68%	$292,422	8.00%	$365,528	10.00%
Core Capital (to Adjusted Total Assets)	494,460	10.82	182,842	4.00	228,552	5.00
Tangible Capital (to Tangible Assets)	494,460	10.82	68,566	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	494,460	13.53	146,211	4.00	219,317	6.00

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

At June 30, 2014, WSFS Bank was in compliance with regulatory capital requirements and was considered a “well-capitalized” institution. WSFS Bank’s core capital ratio of 10.82%, Tier 1 capital ratio of 13.53% and total risk based capital ratio of 14.68%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $19.6 million in cash to support potential dividends, acquisitions and strategic growth plans.

Liquidity

We manage our liquidity and funding needs through our Treasury function and our Asset/Liability Committee. We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. Also, liquidity risk management is a primary area of examination by the banking regulators.

We have ready access to several sources to fund growth and meet our liquidity needs. Among these are: net income (to the extent in cash), retail and commercial deposit programs, loan repayments, borrowing from the FHLB, repurchase agreements, access to the Federal Reserve Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration MBS and government sponsored enterprises (“GSE”) notes that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. We believe these sources are sufficient to maintain required and prudent levels of liquidity.

During the six months ended June 30, 2014, cash and cash equivalents decreased $9.2 million to $475 million. This decrease was primarily a result of: $92 million increase in net loans ,and a $33.6 million decrease in total deposits. Offsetting these decreases in cash were: $120.3 million from the net repayments of FHLB Advances and a $27.5 million increase in cash provided by operations.

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

	June 30, 2014	December 31, 2013
	(In Thousands)
Nonaccruing loans:
Commercial	$3,511	$4,305
Owner-occupied commercial	4,928	5,197
Consumer	3,746	3,293
Commercial mortgages	13,391	8,565
Residential mortgages	8,485	8,432
Construction	—	1,158

Total nonaccruing loans	34,061	30,950
Assets acquired through foreclosure	4,451	4,532
Troubled debt restructuring (accruing)	11,779	12,332

Total nonperforming assets	$50,291	$47,814

Past due loans (1):
Residential mortgages	—	533

Total past due loans	$—	$533

Ratios:
Allowance for loan losses to total loans (2)	1.36%	1.40%
Nonperforming assets to total asset	1.09	1.06
Nonaccruing loans to total loans (2)	1.11	1.05
Loan loss allowance to nonaccruing loans	121.49	133.26
Loan loss allowance to total nonperforming assets	82.28	86.26

(1)	Accruing Loans only; Nonaccruing TDR’s are included in their respective categories of nonaccruing loans.
(2)	Total loans exclude loans held for sale.

Nonperforming assets increased $2.5 million between December 31, 2013 and June 30, 2014. As a result, non-performing assets as a percentage of total assets increased from 1.06% at December 31, 2013 to 1.09% at June 30, 2014. New nonperforming loans increased by $2.4 million during the second quarter, increasing total new nonperforming loans to $17.1 million between December 31, 2013 and June 30, 2014. The addition of new nonperforming loans was offset by a significant $10.6 million improvement in collections and an additional $3.9 million written down or charged-off. As a result, nonperforming assets decreased by $5.1 million during the quarter.

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the six months ended June 30, 2014	For the year ended December 31, 2013
	(In Thousands)
Beginning balance	$47,814	$62,475
Additions	17,101	30,367
Collections	(10,613)	(29,725)
Transfers to accrual	(96)	(1,702)
Charge-offs/write-downs, net	(3,915)	(13,601)

Ending balance	$50,291	$47,814

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

INTEREST RATE SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges established by the Board of Directors. At June 30, 2014, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $0.7 million. Our interest-sensitive liabilities as a percentage of interest-sensitive assets within the one-year window increased from 94% at December 31, 2013 to 100.03% at June 30, 2014. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 0.01% at June 30, 2014 from -3.28% at December 31, 2013. The low level of sensitivity reflects our continuing efforts to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure, required to be performed by federal regulation, measures the impact of an immediate change in interest rates in 100 basis point increments on the economic value of equity ratio. The economic value of equity ratio is defined as the economic value of the estimated cash flows from assets and liabilities as a percentage of economic value of cash flows from total assets. The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at June 30, 2014 and December 31, 2013:

		June 30, 2014		December 31, 2013
% Change in Interest Rate (Basis Points)		% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)

+300		4%	12.75%	-1%	11.78%
+200		1%	12.88%	-2%	11.97%
+100		-2%	12.79%	-3%	12.13%
—		0%	12.73%	—%	12.25%
-100		-1%	12.13%	-1%	11.92%
-200	(3)	NMF	NMF	NMF	NMF
-300	(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at June 30, 2014 given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

Results of Operations

We recorded net income of $12.7 million for the quarter ended June 30, 2014, a 17% increase over $10.9 million for the quarter ended June 30, 2013. Net income allocable to common shareholders (after preferred stock dividends) was $12.7 million, or $1.39 per diluted common share, for the quarter ended June 30, 2014, or a 20% increase in EPS compared to net income allocable to common stockholders of $10.3 million, or $1.16 per diluted common share, for the quarter ended June 30, 2013. Revenues grew at a strong pace with increases in net interest income and noninterest income. Net interest income increased $3.4 million reflecting the growth in our loan portfolio as well as the benefit from the consolidation of reverse mortgage assets late in the third quarter of 2013 and continued growth and improvement in our yield on investments. Noninterest income increased as growth in our fee business outpaced decreased securities gains. Provision for loan losses decreased $1.6 million when compared to the second quarter of 2013 as a result of improved credit quality. Noninterest expenses also grew in support of revenue growth for the second quarter of 2014 to $35.5 million compared to $33.2 million for the second quarter of 2013. Contributing to this increase was salaries and benefits expense due in part to the addition of Array & Arrow associates combined with increased legal and professional fees due to litigation and continued corporate development costs.

Net income for the first six months of 2014 was $29.6 million as compared to $20.6 million for the first six months of 2013. Net income allocable to common stockholders was $29.6 million, or $3.24 per diluted share of common stock, compared to net income allocable to common stockholders of $19.3 million, or $2.18 per diluted share of common stock, for the six months ended June 30, 2013, a 49% increase in EPS. For the first six months of 2014, we directly benefited from a one-time tax benefit of approximately $6.7 million due to the legal call of our reverse mortgage trust bonds which were previously consolidated on WSFS’ balance sheet. The remainder of the increase in net income for the first six months of 2014 was consistent with the quarterly results attributable to revenue growth that exceeded noninterest expenses.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$850,719	$9,585	4.51%	$793,173	$9,340	4.71%
Residential real estate loans (4)	232,916	2,281	3.92	252,777	2,550	4.04
Commercial loans	1,632,784	18,001	4.39	1,505,390	16,892	4.48
Consumer loans	310,226	3,452	4.46	285,548	3,326	4.67

Total loans	3,026,645	33,319	4.42	2,836,888	32,108	4.55
Mortgage-backed securities (5) (6)	714,551	3,564	2.00	719,548	3,117	1.68
Investment securities (5) (6)	146,139	814	3.35	83,870	311	2.00
Reverse mortgages and related assets	34,463	1,368	15.88	18,463	324	7.02
Other interest-earning assets	35,629	348	3.92	35,157	22	0.25

Total interest-earning assets	3,957,427	39,413	4.04	3,693,926	35,882	3.91

Allowance for loan losses	(42,332)			(43,470)
Cash and due from banks	78,476			78,747
Cash in non-owned ATMs	364,461			435,150
Bank-owned life insurance	63,374			62,971
Other noninterest-earning assets	127,708			118,174

Total assets	$4,549,114			$4,345,498

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$632,160	$148	0.09%	$543,544	$128	0.09%
Money market	751,559	335	0.18	778,705	259	0.13
Savings	403,921	62	0.06	396,009	50	0.05
Customer time deposits	451,372	980	0.87	540,952	1,229	0.91

Total interest-bearing customer deposits	2,239,012	1,525	0.27	2,259,210	1,666	0.30
Brokered certificates of deposit	230,366	189	0.33	183,163	155	0.34

Total interest-bearing deposits	2,469,378	1,714	0.28	2,442,373	1,821	0.30
FHLB of Pittsburgh advances	684,295	661	0.38	554,455	451	0.32
Trust preferred borrowings	67,011	330	1.95	67,011	337	1.99
Reverse mortgage bonds payable	—	—	—	—	—	—
Senior Debt	55,000	941	6.84	55,000	944	6.86
Other borrowed funds (7)	148,910	290	0.78	141,063	273	0.77

Total interest-bearing liabilities	3,424,594	3,936	0.46	3,259,902	3,826	0.47

Noninterest-bearing demand deposits	671,384			633,467
Other noninterest-bearing liabilities	30,112			27,984
Stockholders’ equity	423,024			424,145

Total liabilities and stockholders’ equity	$4,549,114			$4,345,498

Excess of interest-earning assets over interest-bearing liabilities	$532,833			$434,024

Net interest and dividend income		$35,477			$32,056

Interest rate spread			3.58%			3.44%

Net interest margin			3.64%			3.50%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes residential mortgage loans HFS.
(5)	Includes securities available-for-sale at fair value.
(6)	Average Balances and related yield are calculated using the fair value of available-for-sale securities.
(7)	Includes federal funds purchased and securities sold under agreement to repurchase.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$842,503	$18,871	4.48%	$777,428	$18,266	4.70%
Residential real estate loans (4)	236,673	4,553	3.85	256,533	5,176	4.04
Commercial loans	1,617,284	35,221	4.36	1,497,242	33,443	4.47
Consumer loans	306,280	6,876	4.53	284,866	6,675	4.73

Total loans	3,002,740	65,521	4.36	2,816,069	63,560	4.51
Mortgage-backed securities (5) (6)	697,411	6,813	1.95	742,386	6,506	1.70
Investment securities (5) (6)	142,499	1,606	3.40	70,025	453	1.30
Reverse mortgages and related assets	35,854	2,594	14.47	18,902	907	9.60
Other interest-earning assets	35,364	664	3.79	33,333	47	0.28

Total interest-earning assets	3,913,868	77,198	4.00	3,680,715	71,473	3.90

Allowance for loan losses	(41,961)			(43,977)
Cash and due from banks	77,439			77,562
Cash in non-owned ATMs	360,152			420,069
Bank-owned life insurance	63,304			62,951
Other noninterest-earning assets	134,195			117,756

Total assets	$4,506,997			$4,315,076

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$628,481	$294	0.09%	$534,324	$248	0.09%
Money market	759,417	648	0.17	780,279	594	0.15
Savings	399,145	120	0.06	396,295	110	0.06
Customer time deposits	452,600	1,937	0.87	564,630	2,570	0.92

Total interest-bearing customer deposits	2,239,643	2,999	0.27	2,275,528	3,522	0.31
Brokered certificates of deposit	222,892	371	0.34	180,470	318	0.36

Total interest-bearing deposits	2,462,535	3,370	0.28	2,455,998	3,840	0.32
FHLB of Pittsburgh advances	669,982	1,187	0.35	515,287	894	0.35
Trust preferred borrowings	67,011	656	1.96	67,011	666	1.98
Reverse mortgage bonds payable	3,280	15	0.91	—	—	—
Senior Debt	55,000	1,883	6.85	55,000	1,887	6.86
Other borrowed funds (7)	148,088	566	0.77	146,112	550	0.75

Total interest-bearing liabilities	3,405,896	7,677	0.45	3,239,408	7,837	0.48

Noninterest-bearing demand deposits	656,302			622,269
Other noninterest-bearing liabilities	33,570			29,283
Stockholders’ equity	411,229			424,116

Total liabilities and stockholders’ equity	$4,506,997			$4,315,076

Excess of interest-earning assets over interest-bearing liabilities	$507,972			$441,307

Net interest and dividend income		$69,521			$63,636

Interest rate spread			3.55%			3.42%

Net interest margin			3.61%			3.48%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes residential mortgage loans HFS.
(5)	Includes securities available-for-sale at fair value.
(6)	Average Balances and related yield are calculated using the fair value of available-for-sale securities.
(7)	Includes federal funds purchased and securities sold under agreement to repurchase.

The net interest margin for the second quarter of 2014 was 3.64%, a fourteen basis point increase compared to 3.50% for the second quarter of 2013. The increase in net interest margin from the second quarter of 2013 reflected improvement due to the consolidation of reverse mortgage assets late in the third quarter of 2013, improved balance sheet mix as higher yielding loans replaced low yielding mortgage-backed securities, as well as increases in other interest earning assets. In conjunction with the reduction of higher-cost CDs, our net interest income increased $3.4 million, or 11%, over the second quarter of 2013.

The net interest margin for the six months ended June 30, 2014 was 3.61%, compared to the 3.48% for the same period in 2013. Compared to the six months ended June 30, 2013, our net interest income increased $5.9 million, or 9%. Similar to the quarterly discussion above, the increase in net interest margin and income reflected improvement due to the consolidation of reverse mortgage assets, improved balance sheet mix, increases in other interest earning assets and deposit pricing management.

Provision for Loan Losses

Our provision for loan losses is based on the inherent risk of our loans and considers various factors including collateral values, trends in asset quality, level of delinquent loans and loan concentrations. In addition, regional economic conditions are also taken into consideration. The provision for loan losses decreased to $2.7 million for the six months ended June 30, 2014, compared to $3.9 million for the same period in 2013.

Our allowance for loan losses of $41.4 million at June 30, 2014 increased slightly from $41.2 million at December 31, 2013 and the ratio of allowance to loan losses for total gross loans was 1.36% at June 30, 2014, compared to 1.40% at December 31, 2013 as loans grew faster than our provision. The allowance for loan losses and provision reflect the following:

•	Net charge-offs were $2.5 million for the six months ended June 30, 2014 compared to $6.3 million for the six months ended June 30, 2013.

•	Total problem loans (all criticized, classified, and non-performing loans) were 35.59% of Tier 1 Capital plus allowance for loan losses as of June 30, 2014, compared to 33.58% at December 31, 2013 and 41.44% at June 30, 2013.

•	Nonperforming loans increased to $34.1 million as of June 30, 2014 compared to $31.0 million as of December 31, 2013.

•	Total loan delinquency was 0.76% as of June 30, 2014, compared to 0.76% as of December 31, 2013.

	For the Six Months Ended June 30,
	2014	2013
	(Dollars in Thousands)

Beginning balance	$41,244	$43,922
Provision for loan losses	2,680	3,911

Charge-offs:
Residential real estate	527	695
Commercial real estate	160	1,721
Construction	88	1,340
Commercial	1,495	1,139
Owner-occupied commercial	321	37
Overdrafts	486	449
Consumer	1,237	2,361

Total charge-offs	4,314	7,742

Recoveries:
Residential real estate	43	41
Commercial real estate	39	109
Construction	184	85
Commercial	807	627
Owner-occupied commercial	167	45
Overdrafts	279	214
Consumer	252	282

Total recoveries	1,771	1,403

Net charge-offs	2,543	6,339

Ending balance	$41,381	$41,494

Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.17%	0.44%

(1)	Ratios for the six months ended June 30, 2014 and 2013 are annualized.

Noninterest Income

During the second quarter of 2014, the company earned noninterest income of $19.6 million, compared to $19.5 million in the second quarter of 2013. Excluding net securities gains in both periods, noninterest income increased $625,000, or 3%. The growth is a result of continued expansion in the Trust and Wealth Management and the Cash Connect divisions as well as increases in the Bank’s deposit service charges. Partially offsetting these gains were small declines in mortgage banking revenue and debit/credit and ATM revenue.

For the six months ended June 30, 2014, the company earned noninterest income of $38.0 million, compared to $37.6 million, an increase of 1% compared to June 30, 2013. Excluding net securities gains in both periods, noninterest income increased $2.0 million or 6%. This overall increase also reflects expansion in the Cash Connect division, increases in deposit service charges, and expansion in the Trust and Wealth Management division. Compared to the six months ended June 30, 2013, Cash Connect Courier revenue increased $1.2 million, or 6.3%, Deposit service charges increased $385,000, or 5% and the Trust and Wealth Management investment management and fiduciary revenue increased $334,000, or 4%. Mortgage banking income held steady despite the significant decrease in refinance activity. The stability in mortgage banking reflects last August’s addition of Array, our Pennsylvania mortgage banking division.

Noninterest Expense

Noninterest expense for the second quarter of 2014 was $35.5 million, an increase of $2.3 million or 7% from $33.2 million in the second quarter of 2013. During the second quarter of 2014, corporate development and litigation costs increased due to ongoing costs related to the legal matter as disclosed in Note 14 to the Consolidated Financial Statements as well as the merger with First Wyoming. Also contributing to the year-over-year expense growth is an increase in salaries, benefits and other compensation expense of $1.2 million due to the addition of Array and Arrow, as well as a higher level of expenses related to growth in the franchise.

For the six months ended June 30, 2014, noninterest expense for the second quarter of 2014 was $69.7 million, an increase of $4.2 million or 6% from $65.5 million at June 30, 2013. Similar to the quarterly comparison above, corporate development, litigation and other professional fees increased. Also included in the increase was additional expenses due to the Array and Arrow acquisition and support for overall corporate growth. Finally, first half 2014 expenses included increase costs such as higher utility and snow removal expenses as a result of the 2014 winter weather.

Income Taxes

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $6.8 million and $5.5 million during the three and six months ended June 30, 2014, respectively, compared to an income tax expense of $5.9 million and $11.2 million for the same periods in 2013.

The first quarter of 2014 included the recognition of $6.7 million of tax benefits related to the legal call of our reverse mortgage trust bonds as more fully discussed in Note 9, Taxes on Income to our Consolidated Financial Statements. Our effective tax rate was 34.9% and 15.6% for the three and six months ended June 30, 2014, respectively, compared to 34.9% and 35.1% during the same periods in 2013. Excluding the reverse mortgage tax benefit, our effective tax rate was 34.8% for the six months ended June 30, 2014.

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

	June 30, 2014	December 31, 2013
	(In Thousands)
End of period balance sheet data:
Stockholders’ equity	$431,955	$383,050
Goodwill and other intangible assets	(38,295)	(38,978)

Tangible common equity (numerator)	$393,660	$344,072

Shares of common stock outstanding (denominator)	8,924	8,895

Book value per share of common stock	$48.40	$43.06
Goodwill and other intangible assets	(4.29)	(4.38)

Tangible book value per share of common stock	$44.11	$38.68

RECENT LEGISLATION

In July 2013, the Board of Governors of the Federal Reserve System, FDIC and the OCC approved final rules (the “Final Capital Rules”) implementing revised capital rules to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Basel III international capital standards. Among other things, the Final Capital Rules establish a new capital ratio of common equity Tier 1 capital of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets; increase the minimum ratio of Tier 1 capital ratio from 4% to 6% and include a minimum leverage ratio of 4%; place an emphasis on common equity Tier 1 capital and implement the Dodd-Frank Act phase-out of certain instruments from Tier 1 capital; and change the risk weights assigned to certain assets. Failure to meet these standards would result in limitations on capital distributions as well as executive bonuses. The Final Capital Rules will be applicable to us on January 1, 2015 with conservation buffers phasing in over the subsequent five years.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference from Item 2, of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the quarter ended June 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated herein by reference to Note 14 – Legal Proceedings to the Consolidated Financial Statements

Item 1A.	Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2013, previously filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2014.

Common

2014	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April	927	$67.62	—	—
May	—	—	—	—
June	—	—	—	—

Total (1)	927	$67.62	—	—

(1)	The shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting of restricted stock or exercise of stock options. There were no treasury shares repurchased during the quarter ended June 30, 2014.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 101.INS – XBRL Instance Document

(e)	Exhibit 101.SCH – XBRL Schema Document

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

WSFS FINANCIAL CORPORATION

Date:	August 11, 2014	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2014	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)