Form 10-Q
period 2014-09-30
WSFS FINANCIAL CORP
filed 2014-11-10
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2014.

Common Stock, par value $.01 per share	9,398,662
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$34,850	$32,708	$100,371	$96,268
Interest on mortgage-backed securities	3,317	3,159	10,130	9,665
Interest on reverse mortgage related assets	1,323	616	3,917	1,523
Interest and dividends on investment securities	837	546	2,443	999
Other interest income	472	87	1,136	134

	40,799	37,116	117,997	108,589

Interest expense:
Interest on deposits	1,823	1,673	5,193	5,513
Interest on Federal Home Loan Bank advances	663	482	1,850	1,376
Interest on federal funds purchased and securities sold under agreements to repurchase	268	244	783	738
Interest on trust preferred borrowings	332	339	988	1,005
Interest on senior debt	941	943	2,824	2,830
Interest on bonds payable	—	—	15	—
Interest on other borrowings	25	29	76	85

	4,052	3,710	11,729	11,547

Net interest income	36,747	33,406	106,268	97,042
Provision for loan losses	333	1,969	3,013	5,880

Net interest income after provision for loan losses	36,414	31,437	103,255	91,162

Noninterest income:
Credit/debit card and ATM income	6,219	6,374	17,995	18,231
Deposit service charges	4,477	4,407	13,092	12,637
Investment management and fiduciary revenue	4,332	3,836	12,453	11,623
Reverse mortgage consolidation gain	—	3,801	—	3,801
Mortgage banking activities, net	1,229	907	3,066	2,837
Loan fee income	466	419	1,406	1,401
Bank owned life insurance income	185	74	467	162
Security gains, net	36	306	979	2,856
Other income	3,360	2,618	8,833	6,807

	20,304	22,742	58,291	60,355

Noninterest expenses:
Salaries, benefits and other compensation	19,292	17,648	56,434	53,086
Occupancy expense	3,456	3,385	10,754	10,169
Equipment expense	2,063	2,044	5,610	5,808
Data processing and operations expenses	1,609	1,548	4,611	4,291
Professional fees	1,762	673	5,083	2,701
FDIC expenses	666	959	2,011	3,067
Loan workout and OREO expenses	664	492	1,919	1,432
Marketing expense	643	643	1,584	1,768
Corporate development	2,620	193	3,032	193
Other operating expense	6,682	5,224	18,115	15,816

	39,457	32,809	109,153	98,331

Income before taxes	17,261	21,370	52,393	53,186
Income tax provision	5,848	7,210	11,344	18,378

Net income	11,413	14,160	41,049	34,808
Dividends on preferred stock and accretion of discount	—	332	—	1,633

Net income allocable to common stockholders	$11,413	$13,828	$41,049	$33,175

Earnings per share:
Basic	$1.26	$1.57	$4.58	$3.77
Diluted	$1.23	$1.54	$4.46	$3.72

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In Thousands)

Net Income	$11,413	$14,160	$41,049	$34,808
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available-for-sale:
Net Unrealized gains (losses) arising during the period, net of tax expense (benefit) of ($490), ($1,795), $10,688 and ($16,532) respectively	(778)	(3,106)	18,046	(27,249)
Less: reclassification adjustment for net losses (gains) on sales realized in net income, net of tax benefit (expense) of ($13), ($116), ($371) and (1,085) respectively	(23)	(190)	(608)	(1,771)

	(801)	(3,296)	17,438	(29,020)

Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $3, $0, $39 and $0 respectively	5	—	65	—

Total other comprehensive income (loss)	(796)	(3,296)	17,503	(29,020)

Total comprehensive income	$10,617	$10,864	$58,552	$5,788

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In Thousands, Except Per Share Data)
Assets
Cash and due from banks	$95,473	$94,734
Cash in non-owned ATMs	375,555	389,360
Interest-bearing deposits in other banks	273	332

Total cash and cash equivalents	471,301	484,426
Investment securities, available-for-sale acquired and sold securities	843,316	817,115
Loans held-for-sale	26,324	31,491
Loans, net of allowance for loan losses of $39,484 at September 30, 2014 and $41,244 at December 31, 2013	3,141,509	2,904,976
Reverse mortgage related assets	29,392	37,328
Bank-owned life insurance	76,276	63,185
Stock in Federal Home Loan Bank of Pittsburgh, at cost	29,782	35,869
Assets acquired through foreclosure	6,307	4,532
Accrued interest receivable	11,435	10,798
Premises and equipment	34,979	35,178
Goodwill	48,748	32,235
Intangible assets	9,428	6,743
Other assets	53,931	51,887

Total assets	$4,782,728	$4,515,763

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$814,203	$650,256
Interest-bearing demand	689,544	638,403
Money market	823,781	887,715
Savings	405,157	383,731
Time	263,365	236,965
Jumbo certificates of deposit – customer	264,893	221,145

Total customer deposits	3,260,943	3,018,215
Brokered deposits	243,167	168,727

Total deposits	3,504,110	3,186,942
Federal funds purchased and securities sold under agreements to repurchase	100,000	97,000
Federal Home Loan Bank advances	517,160	638,091
Trust preferred borrowings	67,011	67,011
Senior debt	55,000	55,000
Other borrowed funds	18,068	24,739
Reverse mortgage trust bonds payable	—	21,990
Accrued interest payable	3,442	838
Other liabilities	41,613	41,102

Total liabilities	4,306,404	4,132,713

Stockholders’ Equity:
Common stock $0.01 par value, 20,000,000 shares authorized; issued 18,523,661 at September 30, 2014 and 18,476,003 at December 31, 2013	185	185
Capital in excess of par value	204,673	178,477
Accumulated other comprehensive loss	(3,791)	(21,294)
Retained earnings	511,804	473,962
Treasury stock at cost, 9,127,908 shares at September 30, 2014 and 9,580,569 at December 31, 2013	(236,547)	(248,280)

Total stockholders’ equity	476,324	383,050

Total liabilities and stockholders’ equity	$4,782,728	$4,515,763

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2014	2013
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$41,049	$34,808
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,013	5,880
Depreciation of premises and equipment	4,436	4,329
Amortization, net	8,201	8,575
Increase in accrued interest receivable	(637)	(181)
Decrease (increase) in other assets	835	(6,118)
Origination of loans held-for-sale	(174,469)	(178,819)
Proceeds from sales of loans held-for-sale	180,794	191,831
Gain on mortgage banking activities, net	(3,066)	(2,837)
Gain on market-to-market adjustment on trading securities	—	125
Gain on sale of securities, net	(979)	(2,981)
Reverse mortgage consolidation gain	—	(3,801)
Stock-based compensation expense	3,637	2,294
Excess tax benefits from share-based payment arrangements	(551)	(266)
Increase in accrued interest payable	2,373	2,155
Decrease in other liabilities	(2,324)	(9,488)
Loss (gain) on sale of assets acquired through foreclosure and valuation adjustments, net	91	203
Deferred income tax (benefit) expense	(5,198)	(8)
Increase in value of bank-owned life insurance	(467)	(162)
Increase in capitalized interest for reverse mortgages, net	(4,184)	(802)

Net cash provided by operating activities	$52,554	$44,737

Investing activities:
Maturities and Calls of investment securities	2,335	510
Sale of investment securities available-for-sale	200,734	239,383
Purchase of investment securities available-for-sale	(217,617)	(255,277)
Repayments of investment securities available-for-sale	54,328	64,369
Repayments on reverse mortgages	13,049	—
Disbursements for reverse mortgages	(929)	(40)
Net increase in loans	(67,824)	(121,589)
Cash received in consolidation of reverse mortgage securitization trust	—	5,833
Acquisition of Array/Arrow, net of cash acquired	—	(4,189)
Acquisition of FNBW, net of cash acquired	(25,590)	—
Net decrease (increase) in stock of Federal Home Loan Bank of Pittsburgh	6,087	(2,711)
Sales of assets acquired through foreclosure, net	3,807	4,682
Investment in premises and equipment, net	(2,370)	(1,948)

Net cash (used for) provided by investing activities	$(33,990)	$(70,977)

Financing activities:
Net increase (decrease) in demand and saving deposits	3,774	(46,072)
Increase (decrease) in time deposits	3,379	(103,062)
Increase in brokered deposits	74,440	4,958
Increase in loan payable	61	—
Repayment of reverse mortgage trust bonds payable	(21,990)	—
Receipts from FHLB advances	68,802,762	29,071,254
Repayments of FHLB advances	(68,928,745)	(28,847,129)
Receipts from federal funds purchased and securities sold under agreement to repurchase	19,040,751	15,682,425
Repayments of federal funds purchased and securities sold under agreement to repurchase	(19,037,751)	(15,678,425)
Dividends paid	(3,213)	(6,017)
Issuance of common stock and exercise of common stock options	1,376	2,223
Reissuance of Treasury Stock for FNBW purchase, net	32,916	—
Redemption of preferred stock	—	(52,623)
Excess tax benefits from share-based payment arrangements	551	266

Net cash provided by (used for) financing activities	$(31,689)	$27,798

Increase (decrease) in cash and cash equivalents	(13,125)	1,558
Cash and cash equivalents at beginning of period	484,426	500,887

Cash and cash equivalents at end of period	$471,301	$502,445

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$9,126	$9,392
Cash paid for income taxes, net	19,675	15,822
Loans transferred to assets acquired through foreclosure	3,633	7,427
Loans transferred to portfolio from HFS	2,169	—
Other comprehensive income (loss)	17,503	(29,021)
Fair value of assets acquired, net of cash received	245,910	12,817
Fair value of liabilities assumed	236,787	10,127
Fair value of assets consolidated	—	41,397
Fair value of liabilities consolidated	—	26,339
Non-Cash Goodwill Adjustment, Net	46	—

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

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

Founded in 1832, the Bank is one of the ten oldest banks continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with customer deposits and borrowings. In addition, we offer a variety of wealth management and trust services to personal and corporate customers through our Trust and Wealth Management division. The Federal Deposit Insurance Corporation (“FDIC”) insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 55 offices located in Delaware (45), Pennsylvania (8), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this quarterly report.

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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and prevailing practices within the banking industry for interim financial information and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Rule 10-01 of Regulation S-X does not require us to include all information and notes that would be required in audited financial statements. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2014. For further information, refer to the Consolidated Financial Statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.

Whenever necessary, reclassifications have been made to prior period Consolidated Financial Statements to conform to the current period’s presentation. All significant intercompany transactions were eliminated in consolidation.

The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our Annual Report on Form 10-K. There have not been any material changes in our significant accounting policies from those contained in the 2013 Annual Report on Form 10-K other than the one described below, which was a result of the FNBW combination.

Loans

Loans are stated net of deferred fees and costs. Interest income on loans is recognized using the level yield method. Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans using a level yield method over the period to maturity.

A loan is impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. In addition, all loans restructured in a troubled debt restructuring are considered to be impaired. Impaired loans include loans within our commercial (investor and owner-occupied), commercial mortgage, commercial construction, residential mortgages and consumer portfolios. Our policy for recognition of interest income on impaired loans is the same as for nonaccrual loans.

In addition to originating loans, we occasionally acquire loans through mergers or loan purchase transactions. Some of these acquired loans may exhibit deteriorated credit quality that has occurred since origination and we may not expect to collect all contractual payments. Accounting for these purchased credit-impaired loans is done in accordance with ASC 310-30. The loans are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on nonaccrual status and have no accretable yield.

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

In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU No. 2014-14 is effective for interim and annual reporting periods beginning after December 15, 2014. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

2. BUSINESS COMBINATIONS

First Wyoming Financial Corporation

On September 5, 2014, the Company completed the merger of First Wyoming Financial Corporation (FNBW) into the Company (the “Merger”) and the merger of FNBW’s wholly owned subsidiary, The First National Bank of Wyoming (“First Wyoming”) into the Bank. In accordance with the terms of the Agreement and Plan of Merger, dated November 25, 2013, between the Company and FNBW (the “Merger Agreement”) holders of shares of FNBW common stock received, in aggregate, $32.0 million in cash and 452,769 shares of WSFS common stock. The transaction is valued at $64.9 million based on WSFS’ September 5, 2014 closing share price as listed on the NASDAQ stock market of $72.70. This in-market combination significantly bolsters our presence in Kent County and strengthens our position as the leading independent community bank in Delaware. The results of the combined entity’s operations are included in our unaudited Consolidated Statements of Operations for the period beginning on September 5, 2014, the date of the acquisition.

The acquisition of FNBW was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the preliminary fair value of net assets acquired was recorded as goodwill in the amount of $16.5 million, which will not be amortizable and is not deductible for tax purposes. The Company allocated the total balance of goodwill to its Banking segment. The Company also recorded $3.2 million in core deposit intangibles which will be amortized over ten years using an accelerated depreciation method.

The fair values listed below are preliminary estimates and are subject to adjustment. While they are not expected to be materially different than those shown, any adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition.

In connection with the merger, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table.

(In Thousands)
Consideration Paid:
Common shares issued (452,769)	$32,916
Cash paid to FNBW stockholders	32,029

Value of consideration	64,945
Assets acquired:
Cash and due from banks	39,355
Investment securities	41,825
Loans	175,966
Premises and equipment	1,877
Deferred income taxes	3,232
Bank owned life insurance	12,624
Core deposit intangible	3,240
Other Real Estate Owned	2,040
Other assets	5,106

Total assets	285,265
Liabilities assumed:
Deposits	228,844
FHLB advances	5,052
Other liabilities	2,891

Total liabilities	236,787

Net assets acquired:	48,478

Goodwill resulting from acquisition of FNBW:	$16,467

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates.

Acquired loans are initially recorded at their fair value as of the acquisition date. The fair value is based on a discounted cash flow methodology that uses assumptions as to credit risk, default rates, collateral values, loss severity, along with estimated prepayment rates. Non-impaired acquired loans had gross contractual balance of $163.7 million and a fair value of $159.3 million. Loans that have deteriorated in credit quality since their origination, and for which it is probable that all contractual cash flows will not be received, are accounted for in accordance with ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The gross contractual balance of the impaired loans was $24.2 million. For additional information regarding purchased impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

The Company acquired FNBW’s investment portfolio with a fair value of $41.8 million, of which $31.5 million were sold at acquisition. The fair value of the investment portfolio was determined by taking into account market prices obtained from independent valuation source(s). For additional information regarding level 2 valuation, see Note 11 to the unaudited Consolidated Financial Statements.

The Company recorded a deferred income tax asset (DTA) of $3.2 million related to tax attributes of FNBW along with the effects of fair value adjustments resulting from acquisition accounting for the combination.

The fair value of savings and transaction deposit accounts acquired was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates was then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. The valuation adjustment will be accreted or amortized to interest expense over the remaining maturities of the respective pools.

The fair value of the FHLB advance was determined based on the prepayment penalties that would have been assessed as of September 5, 2014, by the FHLB for its redemption. The adjustment to the face value of the borrowing will be accreted to reduce interest expense over the remaining life of the advance.

Direct costs related to the acquisition were expensed as incurred. During the nine months ended September 30, 2014, the Company incurred $2.9 million in integration expenses, including $1.1 million in salary and benefits, $1.0 million in data processing expense, $495,000 in professional fees and $292,000 in marketing expense.

Array Financial Group, Inc. and Arrow Land Transfer Company Acquisition

On July 31, 2013, WSFS Bank completed the purchase of Array Financial Group, Inc. (Array), a Delaware Valley mortgage banking company, specializing in a variety of residential mortgage and refinancing solutions, and Arrow Land Transfer Company (Arrow), an abstract and title company that is a related entity to Array.

These companies were acquired through an asset purchase transaction for the purchase price of $8.0 million (including a $1.4 million payment for the working capital of the two companies), $4.0 million of which can be earned through a five-year earn out based on achieved earnings contribution targets, the fair value of which is $3.0 million at September 30, 2014. Operating results of Array and Arrow are included in the Consolidated Financial Statements since the date of acquisition.

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

The following table details the effect on goodwill from the changes in the derivative assets and liabilities relating to the loan commitment pipeline and changes in fair value of contingent consideration from the amounts originally reported on the Form 10-K for the year ended December 31, 2013.

(In Thousands)
Goodwill resulting from acquisition of Array and Arrow reported on Form 10-K for the year ended December 31, 2013	$4,089
Effect of adjustments to:
Other assets	(338)
Contingent Liabilities	181
Other liabilities	203

Adjusted goodwill resulting from acquisition of Array & Arrow as of September 30, 2014	$4,135

3. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Data)
Numerator:
Net income allocable to common stockholders	$11,413	$13,828	$41,049	$33,175

Denominator:
Denominator for basic earnings per share - weighted average shares	9,061	8,828	8,961	8,804
Effect of dilutive employee stock options and warrants	248	148	236	106

Denominator for diluted earnings per share – adjusted weighted average shares and assumed exercise	9,309	8,976	9,197	8,910

Earnings per share:
Basic:
Net income allocable to common stockholders	$1.26	$1.57	$4.58	$3.77

Diluted:
Net income allocable to common stockholders	$1.23	$1.54	$4.46	$3.72

Outstanding common stock equivalents having no dilutive effect	44	402	44	557

4. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our available-for-sale investment securities. None of our investment securities is classified as trading or held-to-maturity.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
September 30, 2014:
State and political subdivisions	$121,080	$3,024	$(595)	$123,509
U.S. Government and government sponsored enterprises (“GSE”)	29,976	32	(37)	29,971
Collateralized Mortgage Obligation (“CMO”)	189,488	195	(2,943)	186,740
Federal National Mortgage Association (“FNMA”) Mortgage-Backed Securities (“MBS”)	299,264	342	(3,734)	295,872
Federal Home Loan Mortgage Corporation MBS (“FHLMC”)	128,395	104	(1,467)	127,032
Government National Mortgage Association MBS (“GNMA”)	80,571	399	(778)	80,192

	$848,774	$4,096	$(9,554)	$843,316

December 31, 2013:
State and political subdivisions	$105,354	$257	$(5,426)	$100,185
GSE	32,082	93	(17)	32,158
CMO	103,064	28	(5,535)	97,557
FNMA MBS	382,909	20	(15,801)	367,128
FHLMC MBS	129,460	29	(4,994)	124,495
GNMA MBS	97,830	743	(2,981)	95,592

	$850,699	$1,170	$(34,754)	$817,115

The scheduled maturities of investment securities available-for-sale at September 30, 2014 and December 31, 2013 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
September 30, 2014
Within one year	$25,616	$25,653
After one year but within five years	45,714	46,706
After five years but within ten years	219,861	217,843
After ten years	557,583	553,114

	$848,774	$843,316

December 31, 2013
Within one year	$16,319	$16,378
After one year but within five years	19,761	19,986
After five years but within ten years	229,033	217,911
After ten years	585,586	562,840

	$850,699	$817,115

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty.

At September 30, 2014, investment securities with market values aggregating $502.4 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were $6.0 million of FHLB pledged investment securities at September 30, 2014.

During the first nine months of 2014, we sold $170.4 million of investment securities during the period categorized as available-for-sale for net gains of $978,600. In the first nine months of 2013, we sold $239.9 million of investment securities available-for-sale which resulted in net gains of $3.0 million.

As of September 30, 2014, our investment securities portfolio had remaining unamortized premiums of $22.1 million and $203,000 of unaccreted discounts compared to unamortized premiums of $25.3 million and unaccreted discounts of $63,000 as of December 31, 2013.

The tables below show our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

	Less than 12 months		12 months or longer		Total
September 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale
State and political subdivisions	$8,534	$19	$35,414	$575	$43,948	$594
GSE	8,948	37	—	—	8,948	37
CMO	66,891	229	71,569	2,714	138,460	2,943
FNMA MBS	95,007	522	134,877	3,212	229,884	3,734
FHLMC MBS	30,390	68	76,681	1,399	107,071	1,467
GNMA MBS	6,274	16	49,666	763	55,940	779

Total temporarily impaired investments	$216,044	$891	$368,207	$8,663	$584,251	$9,554

	Less than 12 months		12 months or longer		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Available-for-sale
State and political subdivisions	$83,036	$5,426	$—	$—	$83,036	$5,426
GSE	3,972	13	2,001	4	5,973	17
CMO	73,109	4,173	21,590	1,362	94,699	5,535
FNMA MBS	346,266	14,386	17,800	1,415	364,066	15,801
FHLMC MBS	116,732	4,548	7,307	446	124,039	4,994
GNMA MBS	57,076	1,897	18,829	1,084	75,905	2,981

Total temporarily impaired investments	$680,191	$30,443	$67,527	$4,311	$747,718	$34,754

All securities were AAA-rated at the time of purchase and remained at investment grade at both September 30, 2014 and December 31, 2013. All securities were re-evaluated for OTTI at September 30, 2014. The result of this evaluation showed no OTTI during the first nine months of 2014. The weighted average duration of MBS was 4.8 years at September 30, 2014.

At September 30, 2014, we owned investment securities totaling $584.3 million in which the amortized cost basis exceeded fair value. Total unrealized losses on those securities were $9.6 million at September 30, 2014. At December 31, 2013, we owned investment securities totaling $747.7 million in which the amortized cost basis exceeded fair value. Total unrealized loss at December 31, 2013 on those securities was $34.8 million. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

5 ACQUIRED CREDIT IMPAIRED LOANS

On September 5, 2014 $24.2 million of impaired loans were acquired from FNBW. Loans that have deteriorated in credit quality since their origination, and for which it is probable that all contractual cash flows will not be received, are accounted for in accordance with (ASC 310-30) Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, acquired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding. At September 30, 2014, there were not any acquired impaired loans accounted for under ASC 310-30 classified as nonaccrual loans. There is no carry forward of allowance for loan losses on any of the acquired loans, because any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. Updates to expected cash flows for acquired impaired loans accounted for under ASC 310-30 may result in a provision for loan losses and the establishment of an allowance for loan losses to the extent the amount and timing of expected cash flows decrease compared to those originally estimated at acquisition.

The following table details the loans that are accounted for in accordance with ASC 310-30 as of September 5, 2014:

(in thousands)
Contractually required principal and interest at acquisition	$27,086
Contractual cash flows not expected to be collected (nonaccretable difference)	7,956

Expected cash flows at acquisition	19,130

Interest component of expected cash flows (accretable yield)	1,790

Fair value of acquired loans accounted for under FASB ASC 310-30	$17,340

The outstanding principal balance and carrying amounts for acquired credit-impaired loans for which the Company applies ASC 310-30 as of September 30, 2014:

(in thousands)
Outstanding principal balance	$22,398
Carrying amount	$17,129
Allowance for Loan Loss	N/A

The following table presents the changes in accretable yield on the acquired credit impaired loans:

Accretable Yield

Balance as of September 5, 2014	$1,790
Accretion	(59)
Reclassification from nonaccretable difference	—
Additions/adjustments	—
Disposals	—

Ending balance as September 30, 2014	$1,731

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

Specific reserves are established for impaired loans where we have identified significant conditions or circumstances related to specific credits that indicate losses are probable. Unless loans are well-secured and collection is imminent, all loans that are 90 days past due are deemed impaired. Reserves for impaired loans are generally charged-off within 90 days of impairment recognition. Estimated losses are based on collateral values, estimates of future cash flows or market valuations. Loans are charged off when they are deemed to be uncollectible. During the nine months ended September 30, 2014, net charge-offs totaled $4.7 million or 0.21% of average loans annualized, compared to $8.4 million, or 0.39% of average loans annualized during the nine months ended September 30, 2013. We charge loans off when they are deemed to be uncollectible.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled into the following segments: Business Loans (Commercial and Industrial Loans), Commercial Real Estate — Owner-Occupied, Commercial Real Estate – Investor, and Construction Loans. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last 16 quarters. Loss severity is calculated as the actual loan losses (net of recoveries) on impaired loans in the respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage loans, home equity secured loans, and all other consumer loans. Pooled reserves for retail loans are calculated based solely on the previous four years average net loss rate.

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

The above factors are based on their relative standing compared to the period in which historic losses are used in core reserve estimates and current directional trends. Each individual qualitative and environmental factor in our model can add or subtract to core reserves. In addition, a 15 basis point consideration was given to the C&I loan portfolio due to the assessment of qualitative factors on two lending relationships.

The final component of the allowance is a reserve for model estimation and complexity risk. The calculation of reserves is generally quantitative; however, qualitative estimates of valuations and risk assessment are necessary. We review the qualitative estimates of valuation factors quarterly and management uses its judgment to make adjustments based on current trends.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies and loan review consultants periodically review our loan ratings and allowance for loan losses.

The following tables provide the activity of our allowance for loan losses and loan balances for the three and nine months ended September 30, 2014 and 2013:

	Commercial	Owner - Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Estimation / Complexity Risk (1)	Total
	(in thousands)
Three months ended September 30, 2014
Allowance for loan losses
Beginning balance	$13,346	$7,986	$7,617	$2,319	$2,759	$6,299	$1,055	$41,381
Charge-offs	(1,840)	(272)	(101)	—	(147)	(372)	—	(2,732)
Recoveries	66	77	4	8	86	261	—	502
Provision (credit)	1,833	454	(1,097)	(897)	(6)	56	(10)	333

Ending balance	$13,405	$8,245	$6,423	$1,430	$2,692	$6,244	$1,045	$39,484

Nine months ended September 30, 2014
Allowance for loan losses
Beginning balance	$12,751	$7,638	$6,932	$3,326	$3,078	$6,494	$1,025	$41,244
Charge-offs	(3,335)	(593)	(261)	(88)	(674)	(2,095)	—	(7,046)
Recoveries	873	244	43	192	129	792	—	2,273
Provision (credit)	3,116	956	(291)	(2,000)	159	1,053	20	3,013

Ending balance	$13,405	$8,245	$6,423	$1,430	$2,692	$6,244	$1,045	$39,484

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,573	$993	$240	$—	$850	$211	$—	$3,867
Loans collectively evaluated for impairment	11,832	7,252	6,183	1,430	1,842	6,033	1,045	35,617

Ending balance	$13,405	$8,245	$6,423	$1,430	$2,692	$6,244	$1,045	$39,484

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$3,683	$3,390	$8,760	$1,419	$16,807	$6,610	$—	$40,669	(2)
Purchased credit impaired loans	5,908	2,728	7,892	5,202	623	45	—	22,398

Loans collectively evaluated for impairment	872,679	802,139	777,260	141,595	211,791	319,131	—	3,124,595

Ending balance	$882,270	$808,257	$793,912	$148,216	$229,221	$325,786	$—	$3,187,662	(3)

	Commercial	Owner - Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Estimation/ Complexity Risk (1)	Total
	(in thousands)
Three months ended September 30, 2013
Allowance for loan losses
Beginning balance	$12,967	$8,049	$6,345	$3,952	$3,230	$6,137	$814	$41,494
Charge-offs	(1,172)	(31)	(103)	(4)	(290)	(1,343)	—	(2,943)
Recoveries	273	55	333	21	10	219	—	911
Provision (credit)	594	(23)	345	(380)	364	1,071	(2)	1,969

Ending balance	$12,662	$8,050	$6,920	$3,589	$3,314	$6,084	$812	$41,431

Nine months ended September 30, 2013
Allowance for loan losses
Beginning balance	$13,663	$6,108	$8,079	$6,456	$3,124	$5,631	$861	$43,922
Charge-offs	(2,311)	(68)	(1,824)	(1,344)	(985)	(4,153)	—	(10,685)
Recoveries	900	100	442	106	51	715	—	2,314
Provision (credit)	410	1,910	223	(1,629)	1,124	3,891	(49)	5,880

Ending balance	$12,662	$8,050	$6,920	$3,589	$3,314	$6,084	$812	$41,431

Period-end allowance allocated to:
Loans individually evaluated for impairment	$2,004	$945	$1,995	$—	$995	$12	$—	$5,951
Loans collectively evaluated for impairment	10,658	7,105	4,925	3,589	2,319	6,072	812	35,480

Ending balance	$12,662	$8,050	$6,920	$3,589	$3,314	$6,084	$812	$41,431

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$5,833	$12,568	$8,894	$274	$17,360	$4,400	$—	$49,329	(2)
Loans collectively evaluated for impairment	748,106	777,297	704,895	102,347	211,595	283,645	—	2,827,885

Ending balance	$753,939	$789,865	$713,789	$102,621	$228,955	$288,045	$—	$2,877,214	(3)

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans at September 30, 2014, represents accruing troubled debt restructured (“TDR”) loans which are considered to be impaired loans.
(3)	Ending loan balances do not include deferred costs of $6.7 million for September 30, 2014 and $5.8 million for September 30, 2013.

Nonaccrual and Past Due Loans

The following tables show our nonaccrual and past due loans at the dates indicated:

September 30, 2014 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans

Commercial	$299	$10,765	$—	$11,064	$862,223	$5,908	$3,075	$882,270
Owner-Occupied commercial	734	5,561	—	6,295	795,844	2,728	3,390	808,257
Commercial mortgages	17	81	—	98	777,252	7,892	8,670	793,912
Construction	60	—	—	60	142,954	5,202	—	148,216
Residential	2,756	937	678	4,371	216,279	623	7,948	229,221
Consumer	861	397	—	1,258	320,790	45	3,693	325,786

Total	$4,727	$17,741	$678	$23,146	$3,115,342	$22,398	$26,776	$3,187,662

% of Total Loans	0.15%	0.56%	0.02%	0.73%	97.73%	0.70%	0.84%	100%

December 31, 2013 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans
Commercial	$1,447	$—	$—	$1,447	$805,132	$4,303	$810,882
Owner-Occupied commercial	538	—	—	538	780,625	5,197	786,360
Commercial mortgages	83	1,049	—	1,132	715,496	8,565	725,193
Construction	—	—	—	—	104,916	1,158	106,074
Residential	1,952	1,348	533	3,833	209,255	8,432	221,520
Consumer	1,095	177	—	1,272	297,669	3,293	302,234

Total	$5,115	$2,574	$533	$8,222	$2,913,093	$30,948	$2,952,263

% of Total Loans	0.17%	0.09%	0.02%	0.28%	98.67%	1.05%	100%

Impaired Loans

The following tables provide an analysis of our impaired loans at September 30, 2014 and December 31, 2013:

September 30, 2014 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances

Commercial	$3,683	$1,480	$2,203	$1,573	$4,612	$4,642
Owner-Occupied commercial	3,390	1,857	1,533	993	4,338	6,480
Commercial mortgages	8,760	5,136	3,624	240	11,667	11,117
Construction	1,419	1,419	—	—	1,419	784
Residential	16,807	9,215	7,592	850	19,045	17,635
Consumer	6,610	5,228	1,382	211	7,332	5,507

Total	$40,669	$24,335	$16,334	$3,867	$48,413	$46,165

December 31, 2013 (In Thousands)	Ending Loan Balances	Loans with No Specific Reserve (1)	Loans with Specific Reserve	Related Specific Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$5,003	$2,362	$2,641	$1,781	$13,013	$5,347
Owner-Occupied commercial	5,197	5,184	12	12	8,293	11,542
Commercial mortgages	8,661	2,784	5,877	1,987	16,566	10,444
Construction	1,158	1,158	—	—	1,563	968
Residential	17,852	9,750	8,103	989	20,153	18,047
Consumer	5,411	4,767	644	134	6,056	5,455

Total	$43,282	$26,005	$17,277	$4,903	$65,644	$51,803

(1)	Reflects loan balances at or written down to their remaining book balance.

Interest income of $401,000 and $1.1 million was recognized on impaired loans during the three and nine months ended September 30, 2014, respectively. Interest income of $234,000 and $706,000 was recognized on impaired loans during the three and nine months ended September 30, 2013, respectively.

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

Residential and Consumer Loans

The residential and consumer loan portfolios are monitored on an ongoing basis using delinquency information and loan type as credit quality indicators. These credit quality indicators are assessed in the aggregate in these relatively homogeneous portfolios. Loans greater than 90 days past due are generally considered nonperforming and placed on nonaccrual status.

The following tables provide an analysis of loans by credit risk profile using internally assigned risk ratings, as of September 30, 2014 and December 31, 2013

Commercial Credit Exposure

	Commercial		Owner-Occupied Commercial		Commercial Mortgages		Construction		Total Commercial
	Sept. 30 2014	Dec. 31 2013	Sept. 30 2014	Dec. 31 2013	Sept. 30 2014	Dec. 31 2013	Sept. 30 2014	Dec. 31 2013	September 30, 2014		December 31, 2013
(in thousands)									Amount	%	Amount	%
Risk Rating:
Special mention	$10,363	$12,566	$13,247	$4,747	$12,141	$2,092	$1,073	$226	$36,824		$19,631
Substandard:
Accrual	62,453	56,806	43,382	45,181	12,107	8,146	5,254	3,599	123,196		113,732
Nonaccrual	1,572	2,362	2,041	5,185	6,925	2,784	313	1,158	10,851		11,489
Doubtful /
Nonaccrual	2,203	2,641	1,533	12	3,624	5,877	—	—	7,360		8,530

Total Special Mention, Substandard and Doubtful	76,591	74,375	60,203	55,125	34,797	18,899	6,640	4,983	178,231	6%	153,382	6%
Pass	805,679	736,507	748,054	731,235	759,115	706,294	141,576	101,091	2,454,424	94%	2,275,127	94

Total Commercial Loans	$882,270	$810,882	$808,257	$786,360	$793,912	$725,193	$148,216	$106,074	$2,632,655	100%	$2,428,509	100%

Consumer Credit Exposure

	Residential		Consumer		Total Residential and Consumer
	Sept. 30 2014	Dec. 31 2013	Sept. 30 2014	Dec. 31 2013	September 30, 2014		December 31, 2013
(in thousands)					Amount	Percent	Amount	Percent

Nonperforming (1)	$16,807	$17,852	$6,610	$5,411	$23,417	4%	$23,263	4%
Performing	212,414	203,668	319,176	296,823	531,590	96%	500,491	96

Total	$229,221	$221,520	$325,786	$302,234	$555,007	100%	$523,754	100%

(1)	Includes $12.1 million as of September 30, 2014 and $11.5 million as of December 31, 2013 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with modified terms and are accruing interest.

Troubled Debt Restructurings (TDR)

The balance of TDRs at September 30, 2014 and December 31, 2013 was $28.3 million and $27.6 million, respectively. The balance at September 30, 2014 included approximately $14.1 million in nonaccrual status and $14.2 million in accrual status compared to $15.3 million in nonaccrual status and $12.3 million in accrual status at December 31, 2013. Approximately $2.5 million and $4.1million in related reserves have been established for these loans at September 30, 2014 and December 31, 2013, respectively.

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

During the nine months ended September 30, 2014, the terms of 20 loans were modified in TDRs, comprised of 4 commercial loans and the remaining being residential and consumer loans. Our concessions on restructured loans consisted mainly of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven by us when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months.

The following table presents loans identified as TDRs during the three and nine months ended September 30, 2014 and 2013:

(In Thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Commercial	$88	$6,800	$209	$6,824
Commercial mortgages	3,430	108	3,430	1,169
Construction	1,419	—	1,419	—
Residential	72	207	1,916	806
Consumer	1,097	256	1,612	973

Total	$6,106	$7,371	$8,586	$9,772

The TDRs set forth in the table above increased our allowance for loan losses by $395,000 through allocation of a related reserve, and resulted in charge-offs of $49,000 during the nine months ended September 30, 2014, compared to a $37,000 increase and charge-offs of $363,000 for the same period in 2013.

7. REVERSE MORTGAGE RELATED ASSETS

Reverse mortgage related assets include reverse mortgage loans as of September 30, 2014. In addition, prior to the clean-up call discussed below, the SASCO 2002-RM’s Class “O” certificates and the BBB-rated tranche of this reverse mortgage security were also included.

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

During the third quarter of 2013, we obtained the right to execute a clean-up call on the underlying collateral. This event led us to consolidate the assets and liabilities of the securitization trust, SASCO 2002 RM-1, on our Consolidated Statement of Condition in accordance with ASC 810, Consolidation. As a result of consolidation of the reverse mortgage trust during the third quarter of 2013, a DTA was recorded at that time. However, because the reverse mortgage trust was not able to be consolidated for income tax purposes, a full valuation allowance was also recorded at that time on the DTA due to the uncertainty of realizing this benefit. On January 27, 2014, WSFS completed the legal call of the reverse mortgage trust bonds and the redemption of the trust’s preferred stockholders, eliminating this uncertainty since the reverse mortgage trust’s assets have now been combined with the Bank’s for tax purposes. As a result, WSFS removed the valuation allowance, and recorded a tax benefit of approximately $6.7 million during the first quarter 2014.

Our existing investment in reverse mortgages has been combined with the consolidated reverse mortgage loans for a total of $29.4 million at September 30, 2014. The average age of the borrowers is 92 years old and there is currently significant overcollateralization in the portfolio, as the realizable collateral value (the lower of collectible principal and interest, or appraised value and annual broker price opinion of the home) of $51.1 million well exceeds the outstanding book balance at September 30, 2014.

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

To determine the carrying value of these reverse mortgages as of September 30, 2014, we used a proprietary model and actual cash flow information to estimate future cash flows. There are three main drivers of cash flows 1) move-out rates, 2) house price appreciation HPA forecasts and 3) internal rate of return.

1)	Move-out rates – The projections incorporate actuarial estimates of contract termination using mortality tables published by the Office of the Actuary of the United States Bureau of Census, adjusted for expected prepayments and relocations.

2)	House Price Appreciation – Consistent with other residential mortgage analyses from various market sources, we forecast a 2.5% increase in housing prices during 2014 and a 2.0% increase in the following year and thereafter. We believe this forecast continues to be appropriate given the nature of reverse mortgage collateral and historical under-performance to the broad housing market.

3)	Internal Rate of Return – As of September 30, 2014, the internal rate of return (IRR) of 16.34% was the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated.

As of September 30, 2014, the Company’s actuarially estimated cash payments to reverse mortgagors are as follows:

(in thousands)
Year Ending
Remaining in 2014	$181
2015	690
2016	553
2017	439
2018	344
Years 2019 - 2023	835
Years 2024 - 2028	187
Years 2029 - 2033	32
Thereafter	4

Total (1)	$3,265

(1)	This table does not take into consideration cash inflow including payments from mortgagors or payoffs based on contractual terms. These figures are stated values not discounted values.

The amount of the contract value that would be forfeited if the Company were not to make cash payments to reverse mortgagors in the future is $7.1 million.

The future cash flows depend on the HPA assumptions. If the future changes in collateral value were assumed to be zero, income would decrease by $502,000 for the quarter ended September 30, 2014 with an IRR of 14.83%. If the future changes in collateral value were assumed to be reduced by 1%, income would decrease by $230,000 with an IRR of 15.65%.

The net present value of the projected cash flow depends on the IRR used. If the IRR increased by 1%, the net present value would increase by $384,000. If the IRR decreased by 1%, the net present value would decrease by $381,000.

8. GOODWILL AND INTANGIBLES

In accordance with FASB ASC 805, Business Combinations, and FASB ASC 350, Intangibles—Goodwill and Other, all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.

During the nine months ended September 30, 2014 we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.

During the third quarter of 2014 we completed the acquisition of First National Bank of Wyoming, De (“FNBW”). As a result of this transaction, we have recognized core deposit intangible assets of $3.2 million and goodwill of $16.5 million. The fair values listed above are estimates and are subject to adjustment. While they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected, retroactively, as of the date of the transaction.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing.

(In Thousands)	WSFS Bank	Cash Connect	Trust & Wealth Management	Consolidated Company

December 31, 2013	$27,101	$—	$5,134	$32,235
Changes in goodwill	46	—	—	46
Goodwill from business combinations	16,467	—	—	16,467

September 30, 2014	$43,614	$—	$5,134	$48,748

FASB ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In Thousands)
September 30, 2014
Core deposits	$7,610	$(3,074)	$4,536
Other	7,021	(2,129)	4,892

Total other intangible assets	$14,631	$(5,203)	$9,428

December 31, 2013
Core deposits	$4,370	$(2,605)	$1,765
Other	6,625	(1,647)	4,978

Total other intangible assets	$10,995	$(4,252)	$6,743

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. During the nine months ended September 30, 2014, we recognized amortization expense on other intangible assets of $879,000.

The following presents the estimated amortization expense of intangibles:

(In Thousands)	Amortization of Intangibles
Remaining in 2014	$378
2015	1,485
2016	1,229
2017	1,081
2018	1,062
Thereafter	4,193

Total	$9,428

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

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
(In Thousands)
Service cost	$49	$86	$147	$258
Interest cost	48	44	146	132
Prior service cost amortization	(14)	—	(44)	—
Net loss recognition	22	20	66	60

Net periodic benefit cost	$105	$150	$315	$450

10. TAXES ON INCOME

We account for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”) (Formerly SFAS No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty In Income Taxes, an Interpretation of FASB Statement 109 ). ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We exercise significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.

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

As a result of the acquisition of the First National Bank of Wyoming, we recorded a net DTA of $3.2 million. Included in this DTA are $1.9 million of net operating loss carryovers and $300,000 of tax credit carryovers. We expect to fully utilize these tax attributes and, therefore, no valuation allowance has been recorded against the DTA.

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

There were no unrecognized tax benefits as of September 30, 2014. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2011 through 2013 tax years are subject to examination as of September 30, 2014. No federal or state income tax return examinations are currently in process. We do not expect to record or realize any material unrecognized tax benefits during 2014.

11. FAIR VALUE DISCLOSURES OF FINANCIAL ASSETS AND LIABILITIES

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

The table below presents the balances of assets measured at fair value as of September 30, 2014 (there are no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in Thousands)
Assets Measured at Fair Value on a Recurring Basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$186,740	$—	$186,740
FNMA	—	295,872	—	295,872
FHLMC	—	127,032	—	127,032
GNMA	—	80,192	—	80,192
U.S. Government and agencies	—	29,971	—	29,971
State and political subdivisions	—	123,509	—	123,509

Total assets measured at fair value on a recurring basis	$—	$843,316	$—	$843,316

Assets Measured at Fair Value on a Nonrecurring Basis
Other real estate owned	$—	$—	$6,307	$6,307
Loans held-for-sale	—	26,324	—	26,324
Impaired loans (collateral dependent)	—	—	36,802	36,802

Total assets measured at fair value on a nonrecurring basis	$—	$26,324	$43,109	$69,433

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

Available-for-sale securities. As of September 30, 2014, securities classified as available for sale are reported at fair value using Level 2 inputs. As a result of the consolidation of the reverse mortgage trust, there were no securities with Level 3 inputs as of September 30, 2014. Included in the Level 2 total are approximately $29.9 million in Federal Agency debentures, $689.8 million in Federal Agency MBS and $123.5 million in municipal bonds. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Loans held-for-sale. During the second quarter of 2014 we elected to record loans held-for-sale at their fair value. The fair value was estimated using Level 2 inputs based on value information provided by brokers.

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net amount of $36.8 million and $38.4 million at September 30, 2014 and December 31, 2013, respectively. The valuation allowance on impaired loans was $3.9 million as of September 30, 2014 and $4.9 million as of December 31, 2013.

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

Investments and Mortgage-Backed Securities: Since quoted market prices are not available, fair value is estimated using quoted prices for similar securities, which we obtain from a third party vendor. We utilize one of the largest providers of securities pricing to the industry and management periodically assesses the inputs used by this vendor to price the various types of securities owned by us to validate the vendor’s methodology. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional discussion of our mortgage-backed securities-trading or our internally developed models, see “Fair Value of Financial Assets” in Note 10 to the unaudited Consolidated Financial Statements.

Loans held-for-sale: Loans held-for-sale are carried at fair market value.

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

Reverse Mortgage Related Assets: For additional information on these reverse mortgage related assets, see Note 6, Reverse Mortgage Related Assets, to the unaudited Consolidated Financial Statements.

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

The book value and estimated fair value of our financial instruments are as follows:

	Fair Value	September 30, 2014		December 31, 2013
	Measurement	Book Value	Fair Value	Book Value	Fair Value
(In Thousands)
Financial assets:
Cash and cash equivalents	Level 1	$471,301	$471,301	$484,426	$484,426
Investment securities	See previous table	843,316	843,316	817,115	817,115
Loans held for sale	Level 3	26,324	26,324	31,491	31,491
Loans, net	Level 3	3,141,509	3,098,014	2,904,976	2,871,499
Reverse mortgage loans	Level 3	29,392	29,392	37,328	37,328
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	29,782	29,782	35,869	35,869
Accrued interest receivable	Level 2	11,435	11,435	10,798	10,798

Financial liabilities:
Deposits	Level 2	3,504,110	3,295,795	3,186,942	2,982,420
Borrowed funds	Level 2	757,239	757,634	903,831	904,804
Standby letters of credit	Level 3	199	199	248	248
Accrued interest payable	Level 2	3,442	3,442	838	838

The estimated fair value of our off-balance sheet financial instruments is as follows:

	Sept. 30, 2014	Dec. 31, 2013
(in thousands)
Off-balance sheet instruments:	$—	$—

12. SEGMENT INFORMATION

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

The WSFS Bank segment provides financial products to commercial and retail customers through its 55 offices located in Delaware (45), Pennsylvania (8) and Virginia (1) and Nevada (1). Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment in accordance with ASC 280.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

The Trust and Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four business lines. WSFS Investment Group, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with over $638 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $8.7 billion in assets under management and administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana and WSFS Investment Group to deliver investment management and fiduciary products and services.

Segment information for the three months and nine months ended September 30, 2014 and 2013 follows:

For the three months ended September 30, 2014:

Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$38,777	$—	$2,022	$40,799
Noninterest income	9,161	6,640	4,503	20,304

Total external customer revenues	47,938	6,640	6,525	61,103

Inter-segment revenues:
Interest income	880	—	1,361	2,241
Noninterest income	1,602	204	32	1,838

Total inter-segment revenues	2,482	204	1,393	4,079

Total revenue	50,420	6,844	7,918	65,182

External customer expenses:
Interest expense	3,952	—	100	4,052
Noninterest expenses	32,327	3,993	3,137	39,457
Provision for loan loss	198	—	135	333

Total external customer expenses	36,477	3,993	3,372	43,842

Inter-segment expenses
Interest expense	1,361	360	520	2,241
Noninterest expenses	236	509	1,093	1,838

Total inter-segment expenses	1,597	869	1,613	4,079

Total expenses	38,074	4,862	4,985	47,921

Income before taxes	$12,346	$1,982	$2,933	$17,261
Provision for income taxes				5,848

Consolidated net income				$11,413

Capital expenditures	$914	$67	$—	$981

As of September 30, 2014:
Statement of Condition

Cash and cash equivalents	$73,935	$393,977	$3,389	$471,301
Goodwill	43,614	—	5,134	48,748
Other segment assets	4,068,237	2,232	192,210	4,262,679

Total segment assets	$4,185,786	$396,209	$200,733	$4,782,728

For the three months ended September 30, 2013:

Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$35,171	$—	$1,945	$37,116
Noninterest income	12,449	6,360	3,933	22,742

Total external customer revenues	47,620	6,360	5,878	59,858

Inter-segment revenues:
Interest income	906	—	1,477	2,383
Noninterest income	1,689	222	28	1,939

Total inter-segment revenues	2,595	222	1,505	4,322

Total revenue	50,215	6,582	7,383	64,180

External customer expenses:
Interest expense	3,587	—	123	3,710
Noninterest expenses	26,510	3,470	2,829	32,809
Provision for loan loss	2,263	—	(294)	1,969

Total external customer expenses	32,360	3,470	2,658	38,488

Inter-segment expenses
Interest expense	1,477	400	506	2,383
Noninterest expenses	250	561	1,128	1,939

Total inter-segment expenses	1,727	961	1,634	4,322

Total expenses	34,087	4,431	4,292	42,810

Income before taxes	$16,128	$2,151	$3,091	$21,370
Provision for income taxes				7,210

Consolidated net income				$14,160

Capital expenditures	$460	$131	$—	$591

As of December 31, 2013:
Statement of Condition

Cash and cash equivalents	$73,017	$408,096	$3,313	$484,426
Goodwill	27,101	—	5,134	32,235
Other segment assets	3,811,424	1,965	185,713	3,999,102

Total segment assets	$3,911,542	$410,061	$194,160	$4,515,763

For the nine months ended September 30, 2014:

Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$112,178	$—	$5,819	$117,997
Noninterest income	26,334	18,974	12,983	58,291

Total external customer revenues	138,512	18,974	18,802	176,288

Inter-segment revenues:
Interest income	2,545	—	4,124	6,669
Noninterest income	5,041	601	85	5,727

Total inter-segment revenues	7,586	601	4,209	12,396

Total revenue	146,098	19,575	23,011	188,684

External customer expenses:
Interest expense	11,413	—	316	11,729
Noninterest expenses	88,549	11,425	9,179	109,153
Provision for loan loss	2,320	—	693	3,013

Total external customer expenses	102,282	11,425	10,188	123,895

Inter-segment expenses
Interest expense	4,124	1,019	1,526	6,669
Noninterest expenses	686	1,688	3,353	5,727

Total inter-segment expenses	4,810	2,707	4,879	12,396

Total expenses	107,092	14,132	15,067	136,291

Income before taxes	$39,006	$5,443	$7,944	$52,393
Provision for income taxes				11,344

Consolidated net income				$41,049

Capital expenditures	$2,207	$156	$3	$2,366

As of September 30, 2014:
Statement of Condition

Cash and cash equivalents	$73,935	$393,977	$3,389	$471,301
Goodwill	43,614	—	5,134	48,748
Other segment assets	4,068,237	2,232	192,210	4,262,679

Total segment assets	$4,185,786	$396,209	$200,733	$4,782,728

For the nine months ended September 30, 2013

Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
	(In Thousands)
External customer revenues:
Interest income	$102,732	$—	$5,857	$108,589
Noninterest income	31,009	17,412	11,934	60,355

Total external customer revenues	133,741	17,412	17,791	168,944

Inter-segment revenues:
Interest income	2,723	—	4,276	6,999
Noninterest income	5,040	645	82	5,767

Total inter-segment revenues	7,763	645	4,358	12,766

Total revenue	141,504	18,057	22,149	181,710

External customer expenses:
Interest expense	11,120	—	427	11,547
Noninterest expenses	79,671	9,629	9,031	98,331
Provision for loan loss	6,044	—	(164)	5,880

Total external customer expenses	96,835	9,629	9,294	115,758

Inter-segment expenses
Interest expense	4,276	1,176	1,547	6,999
Noninterest expenses	727	1,649	3,391	5,767

Total inter-segment expenses	5,003	2,825	4,938	12,766

Total expenses	101,838	12,454	14,232	128,524

Income (loss) before taxes	$39,666	$5,603	$7,917	$53,186
Provision for income taxes				18,378

Consolidated net income				$34,808

Capital expenditures	$1,505	$591	$—	$2,096

As of December 31, 2013:
Statement of Condition

Cash and cash equivalents	$73,017	$408,096	$3,313	$484,426
Goodwill	27,101	—	5,134	32,235
Other segment assets	3,811,424	1,965	185,713	3,999,102

Total segment assets	$3,911,542	$410,061	$194,160	$4,515,763

13. INDEMNIFICATIONS AND GUARANTEES

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

We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. These indemnifications may include our repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases in the third quarter of 2014 and two repurchases totalling $354,000 for the nine months ended September 30, 2014.

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

At September 30, 2014 there were 100 variable-rate swap transactions between third party financial institutions and our customers, compared to 101 at December 31, 2013. The initial notional aggregated amount was approximately $426.6 million at September 30, 2014 compared to $423.9 million at December 31, 2013. At September 30, 2014 maturities ranged from approximately one to eleven years. The aggregate market value of these swaps to customers was a liability of $15.5 million at September 30, 2014 and $17.8 million at December 31, 2013. Our analysis indicated there were no reserve requirements for the swap guarantees as of September 30, 2014 and $70,000 of reserves as of December 31, 2013. The methodology to determine reserves for swap guarantees is consistent with the ALLL methodology as described in Note 5 to the unaudited Consolidated Financial Statements.

14. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments as well as unrecognized prior service costs, transition costs and actuarial gains and losses on defined benefit pension plans which reflects changes made to the post retirement benefit obligation for retiree health and life insurance. These changes were effective March 31, 2014 (see footnote 9 “Associate (Employee) Benefit Plans” for further information). Changes to other accumulated other comprehensive income (loss) are presented net of tax effect as a component of equity. Reclassification out of accumulated other comprehensive is recorded on the statement of operations either as a gain or loss.

Changes to accumulated other comprehensive income (loss) by component are shown net of taxes in the following tables for the period indicated:

(in thousands)	Net unrealized (losses) gains on investment securities available-for-sale	Net unrealized losses on defined benefit pension plan	Total
Balance, June 30, 2014	$(2,583)	$(412)	$(2,995)
Other comprehensive income (loss) before reclassifications	(778)	5	(773)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(23)	—	(23)

Net current-period other comprehensive income (loss)	(801)	5	(796)

Balance, September 30, 2014	$(3,384)	$(407)	$(3,791)

Balance, June 30, 2013	$(12,309)	$(472)	$(12,781)
Other comprehensive income (loss) before reclassifications	(3,106)	—	(3,106)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(190)	—	(190)

Net current-period other comprehensive income (loss)	(3,296)	—	(3,296)

Balance, September 30, 2013	$(15,605)	$(472)	$(16,077)

(in thousands)	Net unrealized (losses) gains on investment securities available-for-sale	Net unrealized losses on defined benefit pension plan	Total
Balance, December 31, 2013	$(20,822)	$(472)	$(21,294)
Other comprehensive income (loss) before reclassifications	18,046	65	18,111
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(608)	—	(608)

Net current-period other comprehensive income (loss)	17,438	65	17,503

Balance, September 30, 2014	$(3,384)	$(407)	$(3,791)

Balance, December 31, 2012	$13,415	$(472)	$12,943
Other comprehensive income (loss) before reclassifications	(27,249)	—	(27,249)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(1,771)	—	(1,771)

Net current-period other comprehensive income (loss)	(29,020)	—	$(29,020)

Balance, September 30, 2013	$(15,605)	$(472)	$(16,077)

The statement of operations impacted by components of other comprehensive income are presented in the table below.

	Three Months Ended September 30,		Affected line item in Statements of Operations
(in thousands)	2014	2013
Securities available-for-sale:
Realized gains on securities transactions	$36	$306	Securities gains, net
Income taxes	(13)	(116)	Income tax provision

Net of tax	$23	$190
Amortization of Defined Benefit Pension Items:
Prior service costs	$22	$—
Transition obligation	—	—
Actuarial losses	(14)	—

Total before tax	$8	$—	Salaries, benefits and other compensation
Income taxes	(3)	—	Income tax provision

Net of tax	$5	$—

Total reclassifications	$18	$190

	Nine Months Ended September 30,		Affected line item in Statements of Operations
	2014	2013
Securities available-for-sale:
Realized gains on securities transactions	$979	$2,856	Securities gains, net
Income taxes	(371)	(1,085)	Income tax provision

Net of tax	$608	$1,771
Amortization of Defined Benefit Pension Items:
Prior service costs	$905	$—
Transition obligation	245	—
Actuarial losses	(1,046)	—

Total before tax	$104	$—	Salaries, benefits and other compensation
Income taxes	(39)	—	Income tax provision

Net of tax	$65	$—

Total reclassifications	$543	$1,771

15. LEGAL PROCEEDINGS

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

Based upon available information we believe the estimate of the aggregate range of reasonably possible losses for this legal proceeding was from approximately $0 to approximately $5.0 million at September 30, 2014. Costs of litigation were covered by insurance; however, such costs have now exceeded the limits of insurance coverage for this case. Cross motions for summary judgement are currently pending before the court.

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

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.6 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. We service our customers primarily from our 55 offices located in Delaware (45), Pennsylvania (8), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches.

In July 2013 we added two new divisions to WSFS Bank with the purchase Array Financial Group, Inc., a mortgage banking company, and a related entity, Arrow Land Transfer Company, an abstract and Title Company. On September 5, 2014 we completed the acquisition of First Wyoming Financial Corporation, the parent company of The First National Bank of Wyoming (“FNBW”). We expect this acquisition to build our market share, expand our customer base and enhance our fee income. The results of FNBW operations are included in our Consolidated Financial Statements since the date of the acquisition.

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $507 million in vault cash in over 15,000 ATMs nationwide and also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 465 ATMs for WSFS Bank, which has, by far, the largest branded ATM network in Delaware.

As a leading provider of ATM Vault Cash to the U.S. ATM industry, Cash Connect is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 16-year history, Cash Connect periodically has been exposed to theft from armored courier companies and consistently has been able to recover losses through its risk management strategies.

The Trust and Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four business lines. WSFS Investment Group, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with over $638 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $8.7 billion in assets under management and administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana and WSFS Investment Group to deliver investment management and fiduciary products and services.

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

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 1, Basis of Presentation, to the unaudited Consolidated Financial Statements.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $267.0 million or 6% to $4.8 billion during the nine months ended September 30, 2014. Included in this increase was a $231.4 million, or 8%, increase in net loans (including loans held for sale) which includes $176.0 million in net loans from the FNBW acquisition, and a $26.2 million increase in investment securities. Partially offsetting these increases was a $13.1 million decrease in cash and cash equivalents.

Total liabilities increased $173.7 million during the nine months ended September 30, 2014 to $4.3 billion. This increase was primarily the result of an increase in customer deposits of $242.7 million, or 8% which includes $228.8 million of customer deposits added through the FNBW acquisition. Brokered Deposits also increased $74.4 million during the nine months ended September 30, 2014. Total deposit increases were used to fund growth in our assets, a $22.0 million decrease in reverse mortgage trust bonds payable related to the call of those bonds and a $120.9 million decrease in Federal Home Loan Bank Advances.

Capital Resources

Stockholders’ equity increased $93.3 million between December 31, 2013 and September 30, 2014. This increase was due in part to net income of $41.0 million during the nine months ended September 30, 2014. Also contributing to the increase in stockholders’ equity was the acquisition of FNBW which contributed approximately $32.9 million additional capital primarily due to stock issued in conjunction with the merger. Further, the (net of tax) increase in our available for sale securities portfolio was $17.5 million. Partially offsetting these increases were payments of dividends on our common stock of $3.2 million during the nine months ended September 30, 2014. Tangible common equity (a non-GAAP financial measure) increased $74.1 million from $344.1 million at December 31, 2013 to $418.1 million at September 30, 2014.

Tangible common book value per share of common stock (a non-GAAP financial measure) was $44.50 at September 30, 2014, an increase of $5.82 or 15%, from $38.68 reported at December 31, 2013. Book value per share of common stock was $50.70 at September 30, 2014, an increase of $7.64 from $43.06 reported at December 31, 2013. See “Reconciliation of Non-GAAP Measures to GAAP” below.

Below is a table comparing WSFS Bank’s consolidated capital position to the minimum regulatory requirements as of September 30, 2014:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	% of Assets	Amount	% of Assets	Amount	% of Assets
Total Capital (to Risk-Weighted Assets)	$559,837	14.70%	$304,591	8.00%	$380,738	10.00%
Core Capital (to Adjusted Total Assets)	519,600	11.01	188,837	4.00	236,046	5.00
Tangible Capital (to Tangible Assets)	519,600	11.01	70,814	1.50	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	519,600	13.65	152,295	4.00	228,443	6.00

Under guidelines issued by banking regulators, savings institutions such as WSFS Bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our bank’s financial statements.

The Federal Deposit Insurance Corporation Act, as well as other requirements, established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. A depository institution’s capital tier depends upon its capital levels in relating to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

At September 30, 2014, WSFS Bank was in compliance with regulatory capital requirements and was considered a “well-capitalized” institution. WSFS Bank’s core capital ratio of 11.01%, Tier 1 capital ratio of 13.65%, and total risk based capital ratio of 14.70%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $20.4 million in cash to support potential dividends, acquisitions and strategic growth plans.

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

During the nine months ended September 30, 2014, cash and cash equivalents decreased $13.1 million to $471.3 million. This decrease was primarily a result of: $231.4 million increase in net loans and $120.9 million from the net repayments of FHLB Advances. Partially offsetting these decreases in cash were a $242.7 million increase in customer deposits and a $74.4 million increase in brokered deposits.

NONPERFORMING ASSETS

Nonperforming assets include nonaccruing loans, assets acquired through foreclosure and restructured commercial, mortgage and home equity consumer debt. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more, unless management believes the loan is adequately collateralized and in the process of collection. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain on accrual status because they are considered well secured and in the process of collection.

The following table shows our nonperforming assets and past due loans at the dates indicated.

	September 30, 2014	December 31, 2013
	(In Thousands)
Nonaccruing loans:
Commercial	$3,075	$4,305
Owner-occupied commercial	3,390	5,197
Consumer	3,693	3,293
Commercial mortgages	8,670	8,565
Residential mortgages	7,948	8,432
Construction	—	1,158

Total nonaccruing loans	26,776	30,950
Assets acquired through foreclosure	6,307	4,532
Troubled debt restructuring (accruing)	14,215	12,332

Total nonperforming assets	$47,298	$47,814

Past due loans (1):
Residential mortgages	678	533

Total past due loans	$678	$533

Ratios:
Allowance for loan losses to total loans (2)	1.24%	1.40%
Nonperforming assets to total assets	0.99	1.06
Nonperforming assets (excluding accruing TDR) to total assets	0.69	0.79
Nonaccruing loans to total loans (2)	0.84	1.05
Loan loss allowance to nonaccruing loans	147.46	133.26

(1)	Accruing Loans only; Nonaccruing TDR’s are included in their respective categories of nonaccruing loans.
(2)	Total loans exclude loans held for sale.

Nonperforming assets decreased $516,000 between December 31, 2013 and September 30, 2014. As a result, non-performing assets as a percentage of total assets decreased from 1.06% at December 31, 2013 to 0.99% at September 30, 2014. There were $27.3 million in new nonperforming loans during the first nine months of 2014, which was offset by $21.2 million in collections, REO sales or workouts and another $6.6 million in write-downs. All portfolio categories have slightly declined or remained relatively flat except for real estate owned (OREO), which increased by $1.8 million and accruing TDRs which increased $2 million. The OREO increase included $2.0 million in OREO as a result of the combination with FNBW, related to the fair value of 4 OREO properties assumed at the time of merger.

The following table summarizes the changes in nonperforming assets during the period indicated:

	For the nine months ended September 30, 2014	For the year ended December 31, 2013
	(In Thousands)
Beginning balance	$47,814	$62,475
Additions	27,320	30,367
Collections	(21,166)	(29,725)
Transfers to accrual	(96)	(1,702)
Charge-offs/write-downs, net	(6,574)	(13,601)

Ending balance	$47,298	$47,814

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

INTEREST RATE SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges established by the Board of Directors. At September 30, 2014, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $63.3 million. Our interest-sensitive liabilities as a percentage of interest-sensitive assets within the one-year window increased from 94% at December 31, 2013 to 102.6% at September 30, 2014. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 1.32% at September 30, 2014 from -3.28% at December 31, 2013. The low level of sensitivity reflects our continuing efforts to effectively manage interest rate risk.

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

The table below shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at September 30, 2014 and December 31, 2013:

		September 30, 2014		December 31, 2013
% Change in Interest Rate (Basis Points)		% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)

+300		6%	13.77%	-1%	11.78%
+200		3%	13.83%	-2%	11.97%
+100		-1%	13.67%	-3%	12.13%
—		0%	13.53%	—%	12.25%
-100		-1%	12.85%	-1%	11.92%
-200	(3)	NMF	NMF	NMF	NMF
-300	(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful at September 30, 2014 given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

Results of Operations

Net income allocable to common stockholders (after preferred stock dividends) was $11.4 million, or $1.23 per diluted common share, for the quarter ended September 30, 2014, or a 20% decrease in EPS compared to net income allocable to common stockholders of $13.8 million, or $1.54 per diluted common share, for the quarter ended September 30, 2013. The quarterly comparison was impacted by several notable items, including corporate development costs in the third quarter of 2014 and a one-time reverse mortgage consolidation gain in the third quarter of 2013. Excluding these items, underlying trends were strong, driven by higher revenue growth and lower credit costs. Net interest income increased $3.3 million in the quarter ended September 30, 2014 as compared to the same period last year, reflecting the growth in our loan portfolio as well as the benefit from the consolidation of reverse mortgage assets late in the third quarter of 2013 and continued growth and improvement in our yield on investments. Noninterest income decreased by $2.4 million for the quarter ended September 30, 2014 compared to the same period last year as increases in investment management, fiduciary and mortgage banking revenues did not fully offset a one-time $3.8 million reverse consolidations gain recognized in the third quarter of 2013. Provision for loan losses decreased $1.6 million for the quarter ended September 30, 2014, when compared to the third quarter of 2013 as a result of improved credit quality. Noninterest expenses also grew reflecting added ongoing costs from acquisitions of Array/Arrow and FNBW, and added salary and benefit costs and other infrastructure to promote and support revenue growth. Expenses for the third quarter of 2014 were $39.5 million compared to $32.8 million for the third quarter of 2013, an increase of $6.7 million. Contributing to this increase was $2.6 million in corporate development, and higher legal costs.

Net income for the first nine months of 2014 was $41.0 million as compared to $34.8 million for the first nine months of 2013. Net income allocable to common stockholders was $41.0 million, or $4.46 per diluted share of common stock, compared to net income allocable to common stockholders of $33.2 million, or $3.72 per diluted share of common stock, for the nine months ended September 30, 2013, a 20% increase in EPS. For the first nine months of 2014, we directly benefited from a one-time tax benefit of approximately $6.7 million due to the legal call of our reverse mortgage trust bonds which were previously consolidated on WSFS’ balance sheet compared to the $3.8 million consolidation gain recorded in the third quarter of 2013.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$885,953	$10,670	4.82%	$818,361	$9,877	4.83%
Residential real estate loans (4)	245,085	2,345	3.83	249,476	2,455	3.94
Commercial loans	1,639,318	18,276	4.40	1,525,053	17,023	4.40
Consumer loans	317,053	3,559	4.45	287,555	3,353	4.63

Total loans	3,087,409	34,850	4.53	2,880,445	32,708	4.56
Mortgage-backed securities (5) (6)	689,123	3,317	1.93	692,619	3,159	1.82
Investment securities (5) (6)	158,087	837	3.07	111,362	546	2.80
Reverse mortgages and related assets	31,435	1,323	16.83	19,915	616	12.37
Other interest-earning assets	34,535	472	5.42	38,054	87	0.90

Total interest-earning assets	4,000,589	40,799	4.13	3,742,395	37,116	4.01

Allowance for loan losses	(41,694)			(42,315)
Cash and due from banks	84,647			80,586
Cash in non-owned ATMs	377,879			424,125
Bank-owned life insurance	67,089			63,030
Other noninterest-earning assets	133,567			131,780

Total assets	$4,622,077			$4,399,601

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$640,401	$155	0.10%	$563,409	$121	0.09%
Money market	783,561	374	0.19	764,973	238	0.12
Savings	400,049	58	0.06	388,132	50	0.05
Customer time deposits	472,853	1,031	0.87	512,689	1,123	0.87

Total interest-bearing customer deposits	2,296,864	1,618	0.28	2,229,203	1,532	0.27
Brokered certificates of deposit	221,298	205	0.37	174,690	141	0.32

Total interest-bearing deposits	2,518,162	1,823	0.29	2,403,893	1,673	0.28
FHLB of Pittsburgh advances	611,327	663	0.42	651,993	482	0.29
Trust preferred borrowings	67,011	332	1.94	67,011	339	1.98
Reverse mortgage bonds payable	—	—	—	1,265	—	—
Senior Debt	55,000	941	6.84	55,000	943	6.86
Other borrowed funds (7)	149,939	293	0.78	131,812	273	0.82

Total interest-bearing liabilities	3,401,439	4,052	0.48	3,310,974	3,710	0.44

Noninterest-bearing demand deposits	734,490			669,807
Other noninterest-bearing liabilities	37,137			32,756
Stockholders’ equity	449,011			386,064

Total liabilities and stockholders’ equity	$4,622,077			$4,399,601

Excess of interest-earning assets over interest-bearing liabilities	$599,150			$431,421

Net interest and dividend income		$36,747			$33,406

Interest rate spread			3.65%			3.56%

Net interest margin			3.73%			3.61%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes residential mortgage loans HFS.
(5)	Includes securities available-for-sale at fair value.
(6)	Average Balances and related yield are calculated using the fair value of available-for-sale securities.
(7)	Includes federal funds purchased and securities sold under agreement to repurchase.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$857,146	$29,541	4.60%	$791,222	$28,143	4.74%
Residential real estate loans (4)	239,508	6,898	3.84	254,154	7,631	4.00
Commercial loans	1,624,710	53,497	4.37	1,506,616	50,467	4.45
Consumer loans	309,910	10,435	4.50	285,772	10,027	4.69

Total loans	3,031,274	100,371	4.41	2,837,764	96,268	4.52
Mortgage-backed securities (5) (6)	694,618	10,130	1.94	725,614	9,665	1.78
Investment securities (5) (6)	147,752	2,443	3.28	83,955	999	2.18
Reverse mortgages and related assets	34,365	3,917	15.20	19,244	1,523	10.55
Other interest-earning assets	35,083	1,136	4.33	34,924	134	0.51

Total interest-earning assets	3,943,092	117,997	4.04	3,701,501	108,589	3.94

Allowance for loan losses	(41,871)			(43,417)
Cash and due from banks	79,692			78,444
Cash in non-owned ATMs	366,302			421,573
Bank-owned life insurance	64,579			62,978
Other noninterest-earning assets	133,985			122,792

Total assets	$4,545,779			$4,343,871

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$632,498	$449	0.09%	$544,125	$369	0.09%
Money market	767,553	1,021	0.18	775,121	832	0.14
Savings	399,450	178	0.06	393,544	161	0.05
Customer time deposits	459,426	2,968	0.86	547,126	3,692	0.90

Total interest-bearing customer deposits	2,258,927	4,616	0.27	2,259,916	5,054	0.30
Brokered certificates of deposit	222,355	577	0.35	178,522	459	0.34

Total interest-bearing deposits	2,481,282	5,193	0.28	2,438,438	5,513	0.30
FHLB of Pittsburgh advances	650,215	1,850	0.38	561,357	1,376	0.32
Trust preferred borrowings	67,011	988	1.94	67,011	1,005	1.98
Reverse mortgage bonds payable	—	—	—	427	—	—
Senior Debt	55,000	2,824	6.77	55,000	2,830	6.86
Other borrowed funds (7)	150,886	874	0.77	141,292	823	0.77

Total interest-bearing liabilities	3,404,394	11,729	0.46	3,263,525	11,547	0.47

Noninterest-bearing demand deposits	682,651			638,289
Other noninterest-bearing liabilities	34,772			30,763
Stockholders’ equity	423,962			411,294

Total liabilities and stockholders’ equity	$4,545,779			$4,343,871

Excess of interest-earning assets over interest-bearing liabilities	$538,698			$437,976

Net interest and dividend income		$106,268			$97,042

Interest rate spread			3.58%			3.47%

Net interest margin			3.65%			3.52%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes residential mortgage loans HFS.
(5)	Includes securities available-for-sale at fair value.
(6)	Average Balances and related yield are calculated using the fair value of available-for-sale securities.
(7)	Includes federal funds purchased and securities sold under agreement to repurchase.

The net interest margin for the third quarter of 2014 was 3.73%, a 12 basis point increase compared to 3.61% for the third quarter of 2013. The increase in net interest margin from the third quarter of 2013 reflects improvement in the balance sheet mix as total loans grew $207.0 million through organic growth and the FNBW acquisition, investment securities increased $46.7 million, and higher-costing FHLB advances decreased by $40.7 million and were replaced by non-interest bearing deposits. In addition, there was a positive one-time net adjustment of $393,000 related to prepayment fees on one large commercial relationship, and reverse mortgage income was higher. Further, our net interest income increased $3.3 million, or 10%, over the third quarter of 2013.

The net interest margin for the nine months ended September 30, 2014 was 3.65%, compared to 3.52% for the same period in 2013. Compared to the nine months ended September 30, 2013, our net interest income increased $9.2 million, or 10%. Similar to the quarterly discussion above, the increase in net interest margin and income reflected higher reverse mortgage income, improved balance sheet mix, and growth in earning assets.

Provision/Allowance for Loan Losses

Our provision for loan losses is based on the inherent risk of our loans and considers various factors including collateral values, trends in asset quality, level of delinquent loans and loan concentrations. In addition, regional economic conditions are also taken into consideration. The provision for loan losses decreased to $3.0 million for the nine months ended September 30, 2014, compared to $5.9 million for the same period in 2013.

Our allowance for loan losses of $39.5 million at September 30, 2014 decreased from $41.2 million at December 31, 2013 and the ratio of allowance for loan losses to total gross loans was 1.24% at September 30, 2014, compared to 1.40% at December 31, 2013 as loans grew faster than our provision. The changes in allowance for loan losses and provision reflect the following:

•	Net charge-offs were $4.8 million for the nine months ended September 30, 2014 compared to $8.4 million for the nine months ended September 30, 2013.

•	Total problem loans (all criticized, classified, and non-performing loans) were 35.27% of Tier 1 Capital plus allowance for loan losses at September 30, 2014, compared to 33.58% at December 31, 2013 and 40.5% at September 30, 2013. The increase at September 30, 2014 included loans acquired in the combination with FNBW, which were recorded at their fair value at acquisition and did not carry any reserves as of September 30, 2014.

•	Nonperforming loans decreased to $26.8 million as of September 30, 2014 from $31.0 million as of December 31, 2013.

•	Total loan delinquency was 1.11% as of September 30, 2014, compared to 0.76% as of December 31, 2013. This increase was impacted by one large relationship where $16.3 million is being carried as delinquent. This relationship is in a highly seasonal industry and has previously shown delinquency in its seasonally slow periods, but is well secured. Excluding this relationship total loan delinquency was only 0.59% as of September 30, 2014.

•	Loans acquired with the FNBW acquisition were recorded at fair value. As a result, loans increased with no corresponding increase in the allowance. This served to lower the allowance for the loan losses to total gross loans. Excluding the FNBW loans, our allowance for loan losses to total gross loans was 1.32%.

The following table summarizes the year-to-date provision/allowance for loan losses:

	For the Nine Months Ended September 30,
	2014	2013
	(Dollars in Thousands)

Beginning balance	$41,244	$43,922
Provision for loan losses	3,013	3,911

Charge-offs:
Residential real estate	674	695
Commercial real estate	261	1,721
Construction	88	1,340
Commercial	3,335	1,139
Owner-occupied commercial	593	37
Overdrafts	702	449
Consumer	1,393	2,361

Total charge-offs	7,046	7,742

Recoveries:
Residential real estate	129	41
Commercial real estate	43	109
Construction	192	85
Commercial	873	627
Owner-occupied commercial	244	45
Overdrafts	370	214
Consumer	422	282

Total recoveries	2,273	1,403

Net charge-offs	4,773	6,339

Ending balance	$39,484	$41,494

Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.21%	0.44%

(1)	Ratios for the nine months ended September 30, 2014 and 2013 are annualized.

Noninterest Income

During the third quarter of 2014, the Company earned noninterest income of $20.3 million, compared to $22.7 million in the third quarter of 2013. Excluding net securities gains in both periods and a one-time reverse mortgage consolidation gain in the third quarter of 2013, noninterest income increased $1.6 million, or 9%. The increase is a result of fundamental growth in the core banking business, including improvements in mortgage banking fees and growth in Trust and Wealth revenues.

For the nine months ended September 30, 2014, the company earned noninterest income of $58.3 million, compared to $60.4 million in the nine months ended September 30, 2013, a decrease of 3%. Excluding net securities gains and the one-time reverse mortgage consolidation gain from 2013, noninterest income increased $3.6 million or 7%. This increase reflects continued expansion of our Trust & Wealth Management division, increases in our mortgage banking activities as well as increased deposit service charges. Compared to the nine months ended September 30, 2013 Trust and Wealth investment management and fiduciary revenue increased $830,000 or 7%, Mortgage banking income increased $229,000 or 8%, reflecting the full year effect of our acquisition of the Array Mortgage Banking division and deposit service charges increased $455,000 or 4%.

Noninterest Expense

Noninterest expense for the third quarter of 2014 was $39.5 million, an increase of $6.7 million or 20% from $32.8 million in the third quarter of 2013. Third quarter 2014 includes a $2.6 million increase in corporate development expense primarily related to our merger with FNBW. Contributing to the year-over-year growth was the completion of two acquisitions during the past year, which included the addition of new Associates as well as other operational costs. In addition, the increase includes higher salary and benefit costs related to new hires and infrastructure costs incurred during the year to support the significant organic franchise growth. Further, the third quarter of 2014 was impacted by additional legal costs and higher fraud costs, primarily due to data breaches occurring at local and large national retailers.

For the nine months ended September 30, 2014, noninterest expense was $109.2 million, an increase of $10.9 million from $98.3 million for the nine months ended September 30, 2013. The increase is due primarily to $2.8 million increase in corporate development expense, higher legal costs and the aforementioned growth in Associate and infrastructure support costs.

Income Taxes

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $5.8 million and $11.3 million during the three and nine months ended September 30, 2014, respectively, compared to an income tax expense of $7.2 million and $18.4 million for the same periods in 2013.

The third quarter of 2013 included the recognition of $200,000 of tax benefits related to the completion of an IRS audit of our 2010 tax return. The first quarter of 2014 included the recognition of $6.7 million of tax benefits related to the legal call of our reverse mortgage trust bonds as more fully discussed in Note 10, Taxes on Income to our Consolidated Financial Statements. Our effective tax rate was 33.9% and 21.7% for the three and nine months ended September 30, 2014, respectively, compared to 33.7% and 34.6% during the same periods in 2013. Excluding the IRS audit impact and the reverse mortgage tax benefit, our effective tax rates were 33.9% and 34.5% for the three and nine months ended September 30, 2014, respectively, compared to 34.7% and 34.9% during the same periods in 2013.

The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, federal low-income housing tax credits, and BOLI income. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options, nondeductible merger expenses and a provision for state income tax expense.

We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

RECONCILIATION OF NON-GAAP MEASURES TO GAAP

The following table provides a reconciliation of tangible common book value per share of common stock to book value per share of common stock, the most directly comparable GAAP financial measure. We believe this measure is important to management and investors to better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets.

	September 30, 2014	December 31, 2013
	(In Thousands)

End of period balance sheet data:
Stockholders’ equity	$476,324	$383,050
Goodwill and other intangible assets	(58,176)	(38,978)

Tangible common equity (numerator)	$418,148	$344,072

Shares of common stock outstanding (denominator)	9,396	8,895

Book value per share of common stock	$50.70	$43.06
Goodwill and other intangible assets	(6.20)	(4.38)

Tangible book value per share of common stock	$44.50	$38.68

RECENT LEGISLATION

Basel III

On July 2, 2013, the Board of Governors of the Federal Reserve System, FDIC and the OCC approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules will begin for us on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Management believes that our capital levels will remain characterized as “well-capitalized” under the new rules.

On September 3, 2014, the FRB, the FDIC, and the Office of the Comptroller of the Currency finalized the Liquidity Coverage Ratio (“LCR”), which would require banks to hold highly liquid assets relative to cash outflows over a 30-day period during a stressed scenario. The LCR will generally apply to banking organizations with over $50.0 billion in assets, and therefore, should not impact us.

We are mindful of the pending development of the net stable funding ratio and short-term wholesale funding requirements, and other potential liquidity risk management and reporting requirements. Management will continue to monitor these developments and their potential impact to our liquidity requirements.

Debit Card Interchange Fees

On July 31, 2013, a U.S. District Court judge declared invalid provisions of the rule issued by the FRB under the Durbin Amendment of the Dodd-Frank Act, regarding the amount of the debit card interchange fee cap and the network non-exclusivity provisions, which was effective October 1, 2011. The court ruled that the FRB, when determining the amount of the fee cap, erred in using criteria outside the scope Congress intended to determine the fee cap, thereby causing the fee cap to be set higher than warranted. The court also ruled that the Durbin Amendment required merchants to be given a choice between multiple unaffiliated networks (signature and PIN networks) for each debit card transaction, as opposed to the FRB’s rule allowing debit card networks and issuers to make only one network available for each type of debit transaction. In September 2013, the U.S. District Court judge agreed to the FRB’s request to leave the existing rules in place until an appeals court rules on the case.

On March 21, 2014, a panel of the U.S. Court of Appeals for the District of Columbia (the “Court”) overturned the U.S. District Court’s opinion. The Court concluded that the FRB “reasonably interpreted the Durbin Amendment” to allow issuers to recover certain costs that are incremental to the authorization, clearing, and settlement (“ACS”) costs. Finding that the FRB’s interpretation was reasonable, the Court then analyzed whether the FRB reasonably concluded that issuers could recover the four specific costs challenged by the merchants: fixed ACS costs, network processing fees, fraud losses and transaction monitoring costs. The Court acknowledged that such a task was not “an exact science” and involved policy determinations in which the FRB had “expertise” as to which the FRB was entitled to “special deference.” The Court remanded one issue relating to recovery of fraud-monitoring costs back to the FRB, asking it to articulate a reasonable justification for determining that transaction monitoring costs fell outside of the costs associated with fraud prevention. The Court also rejected the merchants’ argument that the Durbin Amendment “unambiguously” required that there be multiple unaffiliated network routing options for each debit card transaction. The Court ruled that the FRB’s final rule does exactly what Congress contemplated, which is that under the rule, issuers and networks are prohibited from restricting the number of payment card networks on which an electronic debit transaction may be processed to only affiliated networks. On August 18, 2014, some of the trade associations and retailers filed an appeal with the U.S. Supreme Court seeking review of the decision of the Court. We will continue to monitor the developments related to this matter and any potential impact on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference from Item 2, of this Quarterly Report on Form 10-Q

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the quarter ended September 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated herein by reference to Note 14 – Legal Proceedings to the Consolidated Financial Statements

Item 1A.	Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2013, previously filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2014.

Common

2014	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July	—	$—	—	—
August	—	—	—	—
September	—	—	—	—

Total (1)	—	$—	—	—

(1)	The shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting of restricted stock or exercise of stock options. There were no treasury shares repurchased during the quarter ended September 30, 2014.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 101.INS – XBRL Instance Document

(e)	Exhibit 101.SCH – XBRL Schema Document

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

WSFS FINANCIAL CORPORATION

Date:	November 10, 2014	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2014	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)