Form 10-K
period 2014-12-31
WSFS FINANCIAL CORP
filed 2015-03-16
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35638

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on NASDAQ as of June 30, 2014 was $641,771,858. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the outstanding shares.

As of March 5, 2015, there were issued and outstanding 9,412,395 Shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2015 are incorporated by reference in Part III hereof.

WSFS FINANCIAL CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and exhibits thereto, contain estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to our financial goals, management’s plans and objectives for future operations, financial and business trends, business prospects, strategic goals, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:

•

difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the market areas in which we operate and in which our loans are concentrated, including the effects of declines in housing markets, elevated unemployment levels and slowdowns in economic growth;

•	our level of nonperforming assets and the costs associated with resolving any problem loans including litigation and other costs;

•	changes in market interest rates which may increase funding costs and reduce earning asset yields thus reducing margin,

•	the impact of changes in interest rates and the credit quality and strength of underlying collateral and the effect of such changes on the market value of our investment securities portfolio;

•	the credit risk associated with the substantial amount of commercial real estate, construction and land development, and commercial and industrial loans in our loan portfolio;

•	additional loan losses and impairment of the collectability of loans;

•	possible changes in the speed of loan prepayments by our customers and loan originations or sales volumes;

•

possible acceleration of prepayments of mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on prepayments on mortgage-backed securities due to low interest rates;

•

the extensive federal and state regulation, supervision and examination governing almost every aspect of our operations including the changes in regulations affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) and the rules and regulations being issued in accordance with this statute and potential expenses associated with complying with such regulations.

•

our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate liquidity internally or raise capital on favorable terms;

•	possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations;

•	any impairment of our goodwill or other intangible assets;

•	failure of the financial and operational controls of our Cash Connect division;

•	conditions in the financial markets that may limit our access to additional funding to meet our liquidity needs;

•	the success of our growth plans, including the successful integration of past and future acquisitions;

•	negative perceptions or publicity with respect to our trust and wealth management business

•	system failure or cybersecurity breaches of our network security;

•	our ability to recruit and retain key employees;

•	the effects of problems encountered by other financial institutions that adversely affect us or the banking industry generally

•

the effects of weather and natural disasters such as floods, droughts, wind, tornadoes and hurricanes as well as effects from geopolitical instability and man-made disasters including terrorist attacks;

•	regulatory limits on our ability to receive dividends from our subsidiaries and pay dividends to our shareholders; and

•	the effects of any reputational, credit, interest rate, market, operational, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the items identified above.

Such risks and uncertainties may be, discussed herein, including under the heading “Risk Factors,” and in other documents filed by us with the Securities and Exchange Commission from time to time. Forward looking statements are as of the date they are made, and we do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us.

PART I

ITEM 1. BUSINESS

OUR BUSINESS

WSFS Financial Corporation (WSFS, the Company or, as a consolidated institution, we) is parent to Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), the seventh oldest bank and trust company in the United States continuously operating under the same name. At nearly $5 billion in assets and $9.4 billion in fiduciary assets, WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. WSFS Bank has been in operation for 183 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. For the ninth consecutive year, our Associates (what we call our employees) ranked us a “Top Workplace” in Delaware and for the fourth year in a row the readers of the Delaware News Journal voted us the “Top Bank” in the state. We state our mission simply: We Stand For Service.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.6 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and by offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits in our 55 offices located in Delaware (45), Pennsylvania (8), Virginia (1) and Nevada (1). We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches and mortgage and title services through those branches and through Pennsylvania-based Array Financial Group, Inc., and Arrow Land Transfer Company.

We offer trust and wealth management services through our wealth businesses, Christiana Trust, Cypress Capital Management, LLC (Cypress), WSFS Wealth Investment brokerage and our Private Banking group. The Christiana Trust division of WSFS Bank provides investment, fiduciary, agency, bankruptcy and commercial domicile services from locations in Delaware and Nevada and has $8.8 billion in assets under administration. These services are provided to individuals and families as well as corporations and institutions. Christiana Trust provides these services to customers locally, nationally and internationally. Cypress is an investment advisory firm that manages more than $660 million of portfolios for individuals, trusts, retirement plans and endowments. WSFS Investment Group, Inc. markets various investment and insurance products through the Bank’s retail banking system. Our Private Banking group offers credit and deposit products to high net-worth individuals, and partners with our other trust and wealth management units to offer the most appropriate fee-based products to these clients.

Our Cash Connect division is a leading provider of ATM Vault Cash and related services in the United States. Cash Connect manages more than $486 million in vault cash in more than 15,000 ATMs nationwide. It also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 450 ATMs for WSFS Bank. This is, by far, the largest branded ATM network in Delaware. Cash Connect is an innovator for our company and has various additional products and services in development.

WSFS POINTS OF DIFFERENTIATION

While all banks offer similar products and services, we believe that WSFS, through its service model, has set itself apart from other banks in our market and the industry in general. In addition, community banks such as WSFS have been able to distinguish themselves from large national or international banks that fail to provide their customers with the service levels, responsiveness and local decision making customers prefer. The following factors summarize what we believe are our points of differentiation:

Building Associate Engagement and Customer Advocacy

Our business model is built on a concept called Human Sigma, which we have implemented in our strategy of “Engaged Associates delivering Stellar Service growing Customer Advocates and value for our Owners”. The Human Sigma model, identified by Gallup, Inc., begins with Associates who have taken ownership of their jobs and therefore perform at a higher level. We invest significantly in recruitment, training, development and talent management because our Associates are the cornerstone of our business model. This strategy motivates Associates and unleashes innovation and productivity to engage our most valuable asset, our Customers, by providing them with Stellar Service experiences. As a result, we build Customer Advocates, or Customers who have developed an emotional attachment to the Bank. Research studies continue to show a direct link between Associate engagement, customer advocacy and a company’s financial performance. Our success with this strategy creates a virtuous cycle, further building an environment of engagement and advocacy.

Surveys conducted for us by Gallup, Inc. indicate:

•

Our Associate Engagement scores consistently rank in the top decile of companies polled. In 2014 our engagement ratio was 13.2:1, which means there were 13.2 engaged Associates for every disengaged Associate. This compares to a 2.6:1 ratio in 2003 and a national average of 1.53:1. Gallup, Inc. defines “world-class” as 11.7:1.

•

Our customer advocacy scores rank in the top 15% of all companies. In 2014, 44% of our customers ranked us a “five” out of “five,” strongly agreeing with the statement “I can’t imagine a world without WSFS” and 69% of our customers ranked us a “five” out of “five,” strongly agreeing with the statement “WSFS is the perfect bank for me.”

By fostering a culture of engaged and empowered Associates, we believe we have become the employer and bank of choice in our market. In 2014, for the ninth year in a row, we were recognized by The Wilmington News Journal as a “Top Work Place” for large corporations in the State of Delaware. Also in 2014, and for the fourth consecutive year, a News Journal survey of its readers also ranked us the “Top Bank” in Delaware, indicating the strength of our focus on customer service.

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

As the financial services industry has consolidated, many independent banks have been acquired by national companies that have centralized their decision-making authority away from their customers and focused their mass-marketing on a regional or even national customer base. We believe this trend has frustrated smaller business owners who have become accustomed to dealing directly with their bank’s senior executives and discouraged retail customers who often experience deteriorating levels of service in branches and other service outlets. Additionally, it frustrates bank employees who are no longer empowered to provide good and timely service to their customers.

WSFS Bank offers:

•	One primary point of contact. Each of our relationship managers is responsible for understanding his or her Customers’ needs and bringing together the right resources in the Bank to meet those needs.

•	A customized approach to our Customers. We believe this gives us an advantage over our competitors who are too large or centralized to offer customized products or services.

•

Products and services that our Customers value. This includes a broad array of banking, cash management and trust and trust and wealth management products, as well as a legal lending limit high enough to meet the credit needs of our Customers, especially as they grow.

•	Rapid response and a company that is easy to do business with. Our customers tell us this is an important differentiator from larger, in-market competitors.

Strong Market Demographics

Delaware is situated in the middle of the Washington, DC — New York corridor which includes the urban markets of Philadelphia and Baltimore. The state benefits from this urban concentration as well as from a unique political, legal, tax and business environment. Delaware’s rate of unemployment, median household income and rate of population growth all compare favorably to national averages.

(Most recent available statistics)	Delaware	National Average
Unemployment (For December 2014) (1)	5.4%	5.6%
Median Household Income (2009-2013) (2)	$59,878	$53,046
Population Growth (2010-2014) (2)	4.2%	3.3%

(1)	Bureau of Labor Statistics, Economy at a Glance;
(2)	U.S. Census Bureau, State & County Quick Facts

Balance Sheet Management

We put a great deal of focus on actively managing our balance sheet. This manifests itself in:

•

Prudent capital levels. Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2014 our tangible capital ratio was 9.00% All regulatory capital levels for WSFS Bank maintained a meaningful cushion above well-capitalized levels. WSFS Bank’s Tier 1 capital ratio was 12.79% as of December 31, 2014 more than $230 million in excess of the 6% “well-capitalized” level, under the banking agencies’ prompt corrective action framework then in effect and our total risk-based capital ratio was 13.83%, more than $147 million above the “well-capitalized” level of 10.00%.

•

Disciplined Lending. We maintain discipline in our lending with a particular focus on portfolio diversification and granularity. Diversification includes limits on loans to one borrower as well as industry and product concentrations. We supplement this portfolio diversification with a disciplined underwriting process and the benefit of knowing our customers. We have also taken a proactive approach to identifying trends in our local economy and have responded to areas of concern. As a result we improved all criticized, classified and nonperforming loans to 21.5% of Tier 1 capital plus Allowance for Loan Losses (ALLL) at December 31, 2014 from 29.7% at December 31, 2013. We diversify our loan portfolio to limit our exposure to any single type of credit. Such discipline supplements careful underwriting and the benefits of knowing our customers.

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

•

Asset Strategies. We have created an investment portfolio that is in line with the Board’s approved risk appetite and we believe the portfolio contains minimal risks due to our exclusion of non-Agency (Private label) MBS and other asset-backed securities (except for the well documented SASCO Reverse Mortgage securities). We also believe that our thorough due diligence is effective in mitigating the credit risk associated with municipal securities that we have added. Further, our portfolio is highly liquid given our large amount of Agency MBS.

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

Strong Performance Expectations and Alignment with Stockholder Priorities

We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in return on assets (ROA), return on tangible common equity (ROTCE) and earnings per share (EPS) growth. Management incentives are, in large part, based on driving performance in these areas. More details on management incentive plans will be included in the proxy statement for our 2015 annual meeting of stockholders.

During 2014, our performance reflected continued progress on our path towards becoming a sustainably high performing company. In 2014, WSFS reported ROA of 1.17% and core ROA exceeding 1% for the year, and improving during the year so that core ROA stood at 1.17% in the final quarter of 2014. We continued to track and report progress towards our target of a core ROA of at least 1.20% by the end of 2015.

Growth

We have achieved success over the long term in lending and deposit gathering, growing the Trust and Wealth Management group’s assets under administration and growing Cash Connect’s customer base and customer cross-sell. Our success has been the result of a focused strategy that provides service, responsiveness and careful execution in a consolidating marketplace. We plan to continue to grow by:

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

•	Embracing the Human Sigma concept. We are committed to building Associate Engagement and Customer Advocacy as a way to differentiate ourselves and grow our franchise.

•	Building fee income through investment in and growth of our wealth and Cash Connect (ATM services) businesses.

•	Continuing strong growth in commercial lending by:

•	Offering local decision-making by seasoned banking professionals.

•	Executing our community banking model that combines Stellar Service with the banking products and services our business customers’ demand.

•	Adding seasoned lending professionals that have helped us win customers in our Delaware and southeastern Pennsylvania markets.

•	Aggressively growing deposits. We have energized our retail branch strategy by combining Stellar Service with an expanded and updated branch network. We plan to continue to grow deposits by:

•	Offering products through an expanded and updated branch network.

•	Providing a Stellar Service experience to our Customers.

•	Further expanding our commercial Customer relationships with deposit and cash management products.

•	Finding creative ways to build deposit market share such as targeted marketing programs.

•	Selectively opening new branches, including in preferred southeastern Pennsylvania locations.

•

Seeking strategic acquisitions. In 2014 we acquired First Wyoming Financial Corporation and its wholly-owned banking subsidiary, First National Bank of Wyoming (DE) (First Wyoming) and on March 10, 2015, we signed a definitive agreement to acquire Alliance Bancorp, Inc. of Pennsylvania and its wholly-owned subsidiary, Alliance Bank. Over the next several years we expect our growth will be approximately 80% organic and 20% through acquisitions, although each year’s growth will reflect the opportunities available to us at the time.

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

Results

Our focus on these points of differentiation has allowed us to grow our core franchise and build value for our stockholders. Since 2008, our commercial loans have grown from $1.8 billion to $2.7 billion, a strong 7% compound annual growth rate (CAGR). Over the same period, customer funding has grown from $1.5 billion to $3.5 billion, a 15% CAGR. More importantly, over the last decade, stockholder value has increased at a far greater rate than our banking peers. An investment of $100 in WSFS stock in 2004 would be worth $141 at December 31, 2014. By comparison, $100 invested in the Nasdaq Bank Index in 2004 would be worth $105 at December 31, 2014.

SUBSIDIARIES

The Company has two consolidated direct subsidiaries, WSFS Bank and Cypress Capital Management, LLC (Cypress) and one unconsolidated subsidiary, WSFS Capital Trust III (the Trust).

WSFS Bank has two wholly-owned subsidiaries, WSFS Wealth Investments and Monarch Entity Services, LLC (Monarch). WSFS Wealth Investments markets various third-party investment and insurance products such as single-

premium annuities, whole life policies and securities, primarily through our retail banking system and directly to the public. Monarch offers commercial domicile services which include providing employees, directors, sublease of office facilities and registered agent services in Delaware and Nevada.

Cypress is a Wilmington-based registered investment advisor servicing high net-worth individuals and institutions and has over $660 million in assets under management at December 31, 2014.

The Trust is our unconsolidated subsidiary, and was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities.

SEGMENT INFORMATION

For financial reporting purposes, our business has three reporting segments: WSFS Bank, Cash Connect, and Trust and Wealth Management. The WSFS Bank segment provides loans and other financial products to commercial and retail customers. Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest network, manufacturers and service providers in the ATM industry. The Trust and Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients.

Segment financial information for the years ended December 31, 2014, 2013 and 2012 is provided in Note 20 to the Consolidated Financial Statements in this report.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY

Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CREDIT EXTENSION ACTIVITIES

Over the past several years we have focused on growing the more profitable segments of our loan portfolio. Our current portfolio lending activity is concentrated on lending to small- to mid-sized businesses in the mid-Atlantic region of the United States, primarily in Delaware, contiguous counties in Pennsylvania, Maryland and New Jersey, as well as in northern Virginia. Since 2010, our commercial and industrial (C&I) loans have increased by $469.6 million, or 37.9%. Our C&I loans, including owner-occupied commercial real estate loans, accounted for approximately 54.1% of our loan portfolio in 2014, compared to 48.1% in 2010. Based on current market conditions, we expect our focus on growing C&I loans and other relationship-based commercial loans to continue into 2015 and beyond.

The following table shows the composition of our loan portfolio at year-end for the last five years.

	At December 31,
(In Thousands)	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Types of Loans
Commercial real estate:
Commercial mortgage	$805,459	25.5%	$725,193	25.0%	$631,365	23.2%	$626,739	23.1%	$625,379	24.2%
Construction	142,497	4.5	106,074	3.6	133,375	4.9	106,268	3.9	140,832	5.5

Total commercial real estate	947,956	30.0	831,267	28.6	764,740	28.1	733,007	27.0	766,211	29.7
Commercial (1)	920,072	29.1	810,882	27.9	704,491	25.9	1,460,812	53.9	1,239,102	48.1
Commercial—owner occupied (1)	788,598	25.0	786,360	27.1	770,581	28.3	—	—	—	—

Total commercial loans	2,656,626	84.1	2,428,509	83.6	2,239,812	82.3	2,193,819	80.9	2,005,313	77.8
Consumer loans:
Residential real estate	218,329	6.9	221,520	7.6	243,627	8.9	274,105	10.5	308,857	12.6
Consumer	327,543	10.4	302,234	10.4	289,001	10.6	290,979	10.7	309,722	12.0

Total consumer loans	545,872	17.3	523,754	18.0	532,628	19.5	565,084	21.2	618,579	24.6

Gross loans	$3,202,498	101.4	$2,952,263	101.6	$2,772,440	101.8	$2,758,903	102.1	$2,623,892	102.4
Less:
Deferred fees (unearned income)	6,420	0.2	6,043	0.2	4,602	0.2	3,234	0.1	2,185	0.1
Allowance for loan losses	39,426	1.2	41,244	1.4	43,922	1.6	53,080	2.0	60,339	2.3

Net loans (2)	$3,156,652	100.0%	$2,904,976	100.0%	$2,723,916	100.0%	$2,702,589	100.0%	$2,561,368	100.0%

(1)	Prior to 2012, owner occupied commercial loans were included in commercial loan balances.
(2)	Excludes $28,508; $31,491; $12,758; $10,185 and $14,522 of residential mortgage loans held-for-sale at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

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

(In Thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Commercial mortgage loans	$109,530	$462,737	$233,192	$805,459
Construction loans	62,202	43,728	36,567	142,497
Commercial loans	323,800	328,917	267,355	920,072
Commercial owner occupied loans	43,674	299,025	445,899	788,598
Residential real estate loans (1)	2,577	4,622	211,130	218,329
Consumer loans	22,106	36,508	268,929	327,543

	$563,889	$1,175,537	$1,463,072	$3,202,498

Rate sensitivity:
Fixed	$48,559	$502,069	$538,149	$1,088,777
Adjustable (2)	515,330	673,468	924,923	2,113,721

Gross loans	$563,889	$1,175,537	$1,463,072	$3,202,498

(1)	Excludes loans held-for-sale.
(2)	Includes hybrid adjustable-rate mortgages.

Commercial Real Estate, Owner Occupied Commercial, Construction and Commercial Lending

Pursuant to section 5(c) of the Home Owners’ Loan Act (HOLA), federal savings banks are generally permitted to invest up to 400% of their total regulatory capital in nonresidential real estate loans and up to 20% of their assets in commercial loans. As a federal savings bank that was formerly chartered as a Delaware savings bank, the Bank has certain additional lending authority.

Commercial, owner occupied commercial, commercial mortgage and construction lending have higher levels of risk than residential mortgage lending. These loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and may be more subject to adverse conditions in the commercial real estate market or in the general economy. The majority of our commercial and commercial real estate loans are concentrated in Delaware, southeastern Pennsylvania (Chester and Delaware counties) and nearby areas.

We offer commercial real estate mortgage loans on multi-family properties and on other commercial real estate. Generally, loan-to-value ratios for these loans do not exceed 80% of appraised value at origination.

Our commercial mortgage portfolio was $805.5 million at December 31, 2014. Generally, this portfolio is diversified by property type, with no type representing more than 30% of the portfolio. The largest type is retail-related (shopping centers, malls and other retail) with balances of $227.0 million. The average loan size of a loan in the commercial mortgage portfolio is $685,000 and only eight loans are greater than $8.0 million, with no loans greater than $14.0 million.

We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with automatic conversion to mini-permanent loans (one — five years) upon completion of construction. These construction loans are short-term, usually not exceeding two years, with interest rates indexed to our WSFS prime rate, the “Wall Street” prime rate or London InterBank Offered Rate (LIBOR), in most cases, and are adjusted periodically as these rates change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of each loan, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial business development staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2014, $244.0 million was committed for construction loans, of which $142.5 million was outstanding. Residential construction and land development (CLD) represented $128.0 million, or 4%, of the loan portfolio and 24% of Tier 1 capital (Tier 1 + ALLL). Our commercial CLD portfolio was $51.0 million, or 1.6%, of total loans, and our “land hold” loans, which are land loans not currently being developed, were $30.0 million, or less than 1%, of total loans, at December 31, 2014.

Commercial and industrial and owner occupied commercial loans make up the remainder of our commercial portfolio and include loans for working capital, financing equipment and real estate acquisitions, business expansion and other business purposes. These loans generally range in amounts of up to $30.0 million (with a few relationships exceeding this level) with an average loan balance in the portfolio of $311,000 and terms ranging from less than one year to ten years. The loans generally carry variable interest rates indexed to our WSFS prime rate, national prime rate or LIBOR. As of December 31, 2014, our commercial and industrial and owner occupied commercial loan portfolios were $1.7 billion and represented 53% of our total loan portfolio. These loans are diversified by industry, with no industry representing more than 16% of the portfolio.

Federal law limits the Bank’s extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $80.0 million), and an additional 10% if the additional extensions of credit are secured by readily marketable collateral. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit. At December 31, 2014, no borrower had collective (relationship) outstanding balances exceeding these legal lending limits. Only two commercial relationships, when all loans related to the relationship are combined, reach outstanding balances in excess of $30.0 million.

Residential Real Estate Lending

Generally, we originate residential first mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance for up to 35% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%.

We do not have any significant concentrations of such insurance with any one insurer. On a very limited basis, we have originated or purchased loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2014, the balance of all such loans was approximately $2.2 million.

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

The majority of our adjustable-rate, residential real estate loans have interest rates that adjust yearly after an initial period. The change in rate for the first adjustment date could be higher than the typical limited rate change of two percentage points at each subsequent adjustment date. Adjustments are generally based upon a margin (currently 2.75% for U.S. Treasury index; 2.5% for LIBOR index) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Board of Governors of the Federal Reserve System (the Federal Reserve).

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

In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically 120 days. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower. There were no such repurchases in 2013 and 2012, and two repurchases totaling $354,000 in 2014.

We have a limited amount of loans originated as subprime loans, $6.4 million, at December 31, 2014 (less than 0.3% of total loans) and no negative amortizing loans or interest-only first mortgage loans.

Consumer Lending

Our primary consumer credit products (excluding first mortgage loans) are home equity lines of credit and equity-secured installment loans. At December 31, 2014, home equity lines of credit outstanding totaled $218.7 million and equity-secured installment loans totaled $73.0 million. In total, these product lines represented 89.1% of total consumer loans. Some home equity products grant a borrower credit availability of up to 100% of the appraised value (net of any senior mortgages) of their residence. Maximum loan to value (LTV) limits are 89% for primary residences and 75% for all other properties. At December 31, 2014, we had $397.8 million in total commitments for home equity lines of credit. Home equity lines of credit offer customers potential Federal income tax advantages, the convenience of checkbook access, revolving credit features for a portion of the life of the loan and typically are more attractive in a low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured. The risk on installment products like home equity loans is mitigated as they amortize over time.

The following table shows our consumer loans at year-end, for the last five years.

	At December 31,
	2014		2013		2012		2011		2010
(In Thousands)	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans
Equity secured installment loans	$73,011	22.3%	$69,230	22.9%	$59,091	20.4%	$74,721	25.7%	$82,188	26.5%
Home equity lines of credit	218,652	66.8	193,255	63.9	195,936	67.8	192,917	66.3	205,244	66.3
Personal loans	16,082	4.9	16,397	5.4	12,408	4.3	7,192	2.5	6,834	2.2
Unsecured lines of credit	9,415	2.9	13,147	4.4	9,197	3.2	8,378	2.9	7,758	2.5
Other	10,383	3.1	10,205	3.4	12,369	4.3	7,771	2.6	7,648	2.5

Total consumer loans	$327,543	100.0%	$302,234	100.0%	$289,001	100.0%	$290,979	100.0%	$309,722	100.0%

Loan Originations, Purchases and Sales

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

During 2014, we originated $316.1 million of residential real estate loans. This compares to originations of $350.8 million in 2013. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. There were no such purchases in either 2014 or 2013. Residential real estate loan sales totaled $201.8 million in 2014 and $194.8 million in 2013. We sell certain newly originated mortgage loans in the secondary market as a means of generating fee income to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. We hold certain fixed-rate mortgage loans for investment, consistent with our current asset/liability management strategies.

At December 31, 2014, we serviced approximately $125.2 million of residential mortgage loans for others, compared to $121.9 million at December 31, 2013. We also serviced residential mortgage loans for our own portfolio totaling $218.3 million and $258.9 million at December 31, 2014 and 2013, respectively.

Our consumer lending activity is conducted mainly quarterly through our branch offices and referrals from other parts of our business. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.

We offer government-insured reverse mortgages to our customers. Our activity has been limited to acting as a correspondent originator for these loans. During 2014, we originated and sold $1.8 million in reverse mortgages compared to $3.2 million during 2013.

We originate commercial real estate and commercial loans through our commercial lending division. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2014, we originated $925.6 million of commercial and commercial real estate loans compared to $965.6 million in 2013. To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial loan portfolio, typically through loan participations. Commercial loan sales totaled $39.9 million and $4.4 million in 2014 and 2013, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans. We also periodically buy participations from other banks. Commercial loan participation purchases totaled $35.2 million and $23.3 million in 2014 and 2013, respectively.

Any significant modification or additional exposure to one borrowing relationship exceeding $3.5 million must be approved by the Senior Management Loan Committee (SLC). The Executive Committee of the Board of Directors reviews the minutes of the SLC meetings. The Executive Committee also approves new credit exposures exceeding $10 million and new credit exposures in excess of $5 million for customers with higher risk profiles, larger existing relationship exposures, or multiple policy exceptions. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a $30 million “House Limit” to any one borrowing relationship. In rare circumstances, we will approve exceptions to the “House Limit”. Our policy allows for only 15 such relationships with an aggregate exposure of 10% of Tier I Capital plus Allowance for Loan Losses (ALLL). Currently, we have two relationships exceeding this limit. At December 31, 2014, the aggregate exposure over “House Limit” totaled 1.12% of Tier I Capital plus ALLL. Those two relationships were approved to exceed the “House Limit” because the credit profile was deemed strong, or because of a long relationship history with the borrower(s).

Fee Income from Lending Activities

We earn fee income from lending activities, including fees for originating loans, servicing loans and selling loans and loan participations. We also receive fee income for making commitments to originate construction, residential and commercial real estate loans. Additionally, we collect fees related to existing loans which include prepayment charges, late charges, assumption fees and swap fees. In addition, as part of the loan application process, the borrower may pay us for out-of-pocket costs to review the application, whether or not the loan is closed.

Most loan fees are not recognized in our Consolidated Statements of Operations immediately, but are deferred as adjustments to yield in accordance with U.S. generally accepted accounting principles (GAAP), and are reflected in interest income over the expected life of the loan. Those fees represented interest income of $3.1 million, $2.5 million, and $2.1 million during 2014, 2013, and 2012, respectively. Loan fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties. The overall increase in loan fee income was the result of the growth in certain loan categories during 2014 and 2013.

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

SOURCES OF FUNDS

We manage our liquidity risk and funding needs through our treasury function, Asset/Liability Committee and Investment Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2014, net loan growth resulted in the use of $85.7 million in cash. The loan growth was primarily due to the FNBW acquisition in the third quarter 2014 and our continued success increasing lending. We expect this trend to continue. As a result of increased deposit growth, our loan-to-total customer funding ratio at December 31, 2014 was 92%, better than our 2014 strategic goal of 103%. We have significant experience managing our funding needs through both borrowings and deposit growth.

As a financial institution, we and the Bank have access to several sources of funding. Among these are:

•	Deposit growth

•	Brokered deposits

•	Borrowing from the Federal Home Loan Bank of Pittsburgh (FHLB)

•	Federal Reserve Discount Window access

•	Other borrowings such as repurchase agreements

•	Cash flow from securities and loan sales and repayments

•	Net income

Our branch expansion and renovation program has been focused on expanding our retail footprint in Delaware and southeastern Pennsylvania and attracting new customers in part to provide additional deposit growth. However, in recent years we have purposefully reduced reliance on higher-cost, typically single-service certificate of deposit (CD) accounts. Core customer deposit growth (deposits excluding CDs) was strong, equaling $401.2 million during 2014 a 16% increase over 2013.

Deposits

WSFS is the largest independent full-service bank and trust institution headquartered and operating in Delaware. The Bank primarily attracts deposits through its retail branch offices and loan production offices, in Delaware’s New Castle, Sussex and Kent Counties, as well as nearby southeastern Pennsylvania.

The Bank offers various deposit products to our customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposit. In addition, we accept “jumbo” certificates of deposit with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

The following table shows the maturities of certificates of deposit of $100,000 or more as of December 31, 2014:

(In Thousands)	December 31, 2014
Maturity Period
Less than 3 months	$91,434
Over 3 months to 6 months	55,896
Over 6 months to 12 months	59,040
Over 12 months	41,301

$247,671

Federal Home Loan Bank Advances

As a member of the FHLB, we are able to obtain FHLB advances. At December 31, 2014, we had $405.9 million in FHLB advances with a weighted average rate of 0.52%. Outstanding advances from the FHLB had rates ranging from 0.27% to 1.12% at December 31, 2014. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. We are required to purchase and hold shares of capital stock in the FHLB in an amount at least equal to 4.60% of our borrowings from it, plus 0.35% of our member asset value. As of December 31, 2014, our FHLB stock investment totaled $23.3 million.

We received $1.4 million in dividends from the FHLB during 2014. For additional information regarding FHLB stock, see Note 11 to the Consolidated Financial Statements.

Trust Preferred Borrowings

In 2005, the Trust issued $67.0 million aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are callable and have a maturity date of June 1, 2035.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2014 and 2013, we purchased federal funds as a short-term funding source. At December 31, 2014, we had purchased $103.2 million in federal funds at an average rate of 0.29%, compared to $72.0 million in federal funds at a rate of 0.28% at December 31, 2013.

As of December 31, 2014, we had securities under agreements to repurchase as a funding source. At both December 31, 2014 and 2013, we had $25.0 million of securities sold under agreements to repurchase with a fixed rate of 2.98% and a scheduled maturity of January 1, 2015. The underlying securities were MBS with a book value of $35.5 million as of December 31, 2014.

Senior Debt

In 2012 we issued and sold $55.0 million in aggregate principal amount of 6.25% Senior Notes due 2019 (Senior Debt). The Senior Debt is unsecured and ranks equally with all of our other present and future unsecured, unsubordinated obligations. The Senior Debt is effectively subordinated to our secured indebtedness and structurally subordinated to the indebtedness of our subsidiaries. Interest payments on the Senior Debt are due quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. At our option, the Senior Debt is callable, in whole or in part, after five years at a price equal to the outstanding principal amount to be redeemed plus accrued and unpaid interest. The Senior Debt matures on September 1, 2019.

PERSONNEL

As of December 31, 2014, we had 841 full-time equivalent Associates (employees). Our Associates are not represented by a collective bargaining unit. We believe our relationship with our Associates is very good, as evidenced by being our named a “Top Workplace” by an independent survey of our Associates for the last nine years.

REGULATION

Overview

The Company and the Bank are subject to extensive federal and state banking laws, regulations, and policies that are intended primarily for the protection of depositors, the Deposit Insurance Fund of the federal Deposit Insurance Corporation (FDIC), and the banking system as a whole, not for the protection of our other creditors and stockholders. The Office of the Comptroller of the Currency (OCC) is the Bank’s primary regulator and the Federal Reserve is the Company’s primary regulator.

The statutes enforced by, and regulations and policies of, these agencies affect most aspects of our business, including prescribing permissible types of activities and investments, the amount of required capital and reserves, requirements for branch offices, the permissible scope of our activities and various other requirements.

The Bank’s deposits are insured by the FDIC to the fullest extent allowed by law. As an insurer of bank deposits, the FDIC promulgates regulations, conducts examinations, requires the filing of reports and generally supervises the operations of all institutions to which it provides deposit insurance.

Financial Reform Legislation

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and by various bank regulatory agencies.

In 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act. The Dodd-Frank Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including depository institutions. The new law also established an independent federal consumer protection bureau within the Federal Reserve. The following discussion summarizes significant aspects of the new law that may affect us. Certain significant regulations under the Dodd-Frank Act have not been finalized and therefore we cannot yet determine the full impact on our business and operations.

The following aspects of the Dodd-Frank Act are related to the operations of our Bank:

•

The Office of Thrift Supervision, formerly the primary regulator of federal savings associations and savings and loan holding companies, was merged into the OCC and the Federal Reserve and the federal savings association charter has been preserved under OCC jurisdiction.

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

•

Federal preemption of state laws applied to federal savings associations has been repealed. Now, state law is preempted with respect to federal savings associations to the same extent such laws would be preempted with respect to a national bank. State consumer financial laws are preempted whenever the state consumer financial law has a discriminatory intent or effect on a federal savings association compared to state-chartered institutions; the state consumer financial law prevents or significantly interferes with a federal savings association’s federal powers; or the state consumer financial law is preempted by a federal law other than the National Bank Act. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state consumer financial law or other state law with substantively equivalent terms. In addition, state consumer financial laws are no longer preempted with respect to the activities of a federal savings association’s subsidiaries.

•	Deposit insurance has been permanently increased to $250,000.

•	The deposit insurance assessment base has been changed to equal a depository institution’s total consolidated assets minus the sum of its average tangible equity during the assessment period.

•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35% of estimated annual insured deposits or assessment base. However, the FDIC was directed to offset the effect of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the Dodd-Frank Act are related to the operations of the Company:

•	Supervisory authority over savings and loan holding companies has been transferred to the Federal Reserve.

•

Leverage capital requirements and risk-based capital requirements applicable to depository institutions and bank holding companies have been extended to savings and loan holding companies following a five year grace period.

•

The Federal Deposit Insurance Act (FDIA) was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

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

•

Public companies will be required to provide their shareholders with a nonbinding vote (i) at least once every three years on the compensation paid to executives, and (ii) at least once every six years on whether they should have such “say on pay” vote every one, two or three years.

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

RECENT LEGISLATION

Basel III

On July 2, 2013, the Board of Governors of the Federal Reserve System, FDIC and the OCC approved the final rules implementing the Basel Committee on Banking Supervision’s (BCBS) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The final rules also establish a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The final rules also revise the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments).

The phase-in period for the final rules began for us on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Management believes that our capital levels will remain characterized as “well-capitalized” under the new rules.

In October 2014 the BCBS published Basel III: The Net Stable Funding Ratio. The net stable funding ratio (NSFR) is a significant component of Basel III as it requires banks to maintain a stable funding position in relation to their on- and off-balance sheet activities over a one year horizon. It is being implemented to reduce the likelihood that disruptions to a bank’s normal source of funding will not significantly erode its liquidity position. This requirement will become effective January 1, 2018. . The BCBS’ NSFR applies to internationally active banks, but may also be applied to other banks. The U.S. banking regulators have not yet proposed a rule implementing the NSFR, and as such, it is not known whether the NSFR will apply to banks of our size and profile in the U.S. We are mindful of this and other potential risk management and reporting requirements. Management will continue to monitor any additional developments and their potential impact to our liquidity requirements.

Debit Card Interchange Fees

On June 29, 2011, the Federal Reserve issued a final rule (Regulation II—Debit Card Interchange Fees and Routing) under the Durbin Amendment of the Dodd-Frank Act, establishing standards for debit card interchange fees, which limited the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction to the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction. In addition, the Federal Reserve also approved a final rule on July 27, 2012 that allows for an upward adjustment of no more than one cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the rule. The provisions regarding debit card interchange fees became effective October 1, 2011, and the fraud prevention adjustment became effective October 1, 2012. On July 31, 2013, a U.S. District Court judge declared invalid provisions of the final rule, ruling that the Federal Reserve, when determining the amount of the fee cap, erred in using criteria outside the scope Congress intended to determine the fee cap, thereby causing the fee cap to be set higher than warranted. The court also ruled that the Durbin Amendment required merchants to be given a choice between multiple unaffiliated networks (signature and PIN networks) for each debit card transaction, as opposed to the Federal Reserve’s rule allowing debit card networks and issuers to make only one network available for each type of debit transaction.

On March 21, 2014, a panel of the U.S. Court of Appeals for the District of Columbia (the Court) overturned the U.S. District Court’s opinion, upholding the final rule as a reasonable interpretation of the statute. On January 20, 2015, the U.S. Supreme Court declined to hear the retailers’ appeal.

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31), such as the Bank, are exempt from the debit card interchange fee standards.

The Volker Rule

On December 10, 2013, the OCC, the Federal Reserve, the FDIC and the SEC released their rule “Prohibitions and Restrictions on Proprietary Trading and Certain Interests in and Relationships with Hedge Funds and Private Equity Funds” also known as the “Volker Rule”. The Volcker Rule prohibits insured deposit institutions and companies affiliated with them from engaging in proprietary trading of certain securities, derivatives, commodity futures, and options. The Volcker Rule also prohibits, with certain exclusions banking entities from having an ownership interest in, sponsoring, or having certain other relationships with, hedge funds and private equity funds and numerous other types of covered funds. The compliance date for the proprietary trading and covered fund restrictions is July 21, 2015, and banking entities currently have until July 21, 2016 to divest certain legacy investments in covered funds.

Regulation of the Company

General

The Company is a registered savings and loan holding company and is subject to the regulation, examination, supervision and reporting requirements of the Federal Reserve.

The company is also a public company subject to the reporting requirements of the United States Securities and Exchange Commission (the SEC). Certain reports that we file with or furnish to the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available free of charge on the investor relations page of our website at www.wsfsbank.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

Sarbanes-Oxley Act of 2002

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

Restrictions on Acquisitions

Federal law generally prohibits a savings and loan holding company, without prior regulatory approval, from acquiring direct or indirect control of all, or substantially all, of the assets of any other savings association or savings and loan holding company, or more than 5% of the voting shares of a savings association or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association that is not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Federal Reserve.

The company is a grandfathered unitary thrift holding company. Should we lose that status, we will be constrained in our ability to acquire companies or business lines that engage in non-banking activities, and may be required to divest any companies that we already own that engage in non-banking activities.

Safe and Sound Banking Practices

Savings and loan holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or constitute violations of laws or regulations. For example, for bank holding companies, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so. The Federal Reserve may apply same or similar standards to savings and loan holding companies. The Federal Reserve can assess civil money penalties on a party for activities conducted on a knowing or reckless basis, if those activities caused more than a minimal loss to an institution or pecuniary gain to the party. The penalties can be as high as $1,000,000 for each day the activity continues.

Source of Strength

In accordance with FDIA, the company is expected to act as a source of financial and managerial strength to the Bank. Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it.

The Dodd-Frank Act has added additional guidance regarding the source of strength doctrine and has directed the regulatory agencies to promulgate regulations to increase the capital requirements for holding companies to a level that is not less than those applicable to depository institutions.

Dividends

The principal source of the holding company’s cash is from dividends from the Bank. Our earnings and activities are affected by federal, state and local laws and regulations. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve that holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future capital needs and current and prospective financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with this policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the Federal Reserve’s policy statement.

In 2009, the Federal Reserve issued a supervisory letter providing greater clarity to its policy statement on the payment of dividends by holding companies. In this letter, the Federal Reserve stated that when a holding company’s board of directors is considering the payment of dividends, it should consider, among other things, the following factors: (i) overall asset quality, potential need to increase reserves and write down assets, and concentrations of credit; (ii) potential for unanticipated losses and declines in asset values; (iii) implicit and explicit liquidity and credit commitments, including off-balance sheet and contingent liabilities; (iv) quality and level of current and prospective earnings, including earnings capacity under a number of plausible economic scenarios; (v) current and prospective cash flow and liquidity; (vi) ability to serve as an ongoing source of financial and managerial strength to depository institution subsidiaries insured by the FDIC, including the extent of double leverage and the condition of subsidiary depository institutions; (vii) other risks that affect the holding company’s financial condition and are not fully captured in regulatory capital calculations; (viii) level, composition, and quality of capital; and (ix) ability to raise additional equity capital in prevailing market and economic conditions (the Dividend Factors). It is particularly important for a holding company’s board of directors to ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. In addition, a holding company’s board of directors should strongly consider, after careful analysis of the Dividend Factors, reducing, deferring, or eliminating dividends when the quantity and quality of the holding company’s earnings have declined or the holding company is experiencing other financial problems, or when the macroeconomic outlook for the holding company’s primary profit centers has deteriorated. The Federal Reserve further stated that, as a general matter, a holding company should eliminate, defer or significantly reduce its distributions if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition, or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the holding company is operating in an unsafe and unsound manner.

Additionally, as discussed above, the Federal Reserve possesses enforcement powers over savings and loan holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices, or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by bank and savings and loan holding companies.

Regulation of WSFS Bank

General

As a federally chartered savings institution the Bank is subject to regulation by the OCC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank must file reports with the OCC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve.

Transactions with Affiliates; Tying Arrangements

The Bank is subject to certain restrictions in its dealings with us and our affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act, with additional limitations found in Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association, generally, is any company or entity which controls or is under common control with the savings association or any subsidiary of the savings association that is commonly controlled by an affiliate or a bank or savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate and several other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, the Home Owners’ Loan Act also prohibits a savings association from (i) lending or otherwise extending credit to an affiliate that engages in any activity impermissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for the purchase of shares of a subsidiary.

Regulatory Capital Requirements

Under revised capital regulations effective January 1, 2015 for the Bank, savings institutions must maintain “tangible” capital equal to 1.5% of average total assets, common equity Tier 1 equal to 4.5% of risk-weighted assets, Tier 1 capital equal to 6% of risk-weighted assets, total capital (a combination of Tier 1 and Tier 2 capital) equal to 8% of risk-weighted assets, and a leverage ratio of tier 1 capital to average total consolidated assets equal to 4%. The OCC’s revised prompt corrective action regulations require that in order to be “well capitalized”, a savings association must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, total capital ratio of 10.0%, and 5.0% leverage ratio, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC. In addition, the prompt corrective action regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 6.0% or a ratio of common Tier 1 capital to risk-weighted assets of less than 5.0%.

The revised capital rules define common equity Tier 1 capital is predominantly comprised of common stock instruments (including retained earnings), related surplus, certain minority interests in the equity accounts of fully consolidated subsidiaries (subject to certain limitations), less certain intangible assets and, subject to certain limitations, mortgage and non-mortgage servicing rights and deferred tax assets. Additional Tier 1 capital includes noncumulative perpetual preferred stock and related surplus, and certain minority interests in the equity accounts of fully consolidated subsidiaries not included in common equity Tier 1 capital (subject to certain limitations). Tier 2 capital includes subordinated debt with a minimum original maturity of five years, related surplus, certain minority interests in in the equity accounts of fully consolidated subsidiaries not included in Tier 1 capital (subject to certain limitations), and limited amounts of a bank’s allowance for loan and lease losses (ALLL). Tangible capital is given the same definition as Tier 1 capital. The capital rule requires that common equity Tier 1 capital be reduced by an amount equal to a savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2014, the Bank was in compliance with the minimum Tier 1 capital, total capital, tangible capital and leverage capital requirements then in effect.

The risk weights assigned by the risk-based capital regulation range from 0% for cash, U.S. government securities, and certain other assets, 50% for qualifying residential mortgage exposures, 100% for corporate exposures and non-qualifying mortgage loans and certain other assets, to over 100% for certain past-due exposures and equity exposures.

Dividend Restrictions

OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OCC approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year (including the proposed capital distribution) exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions that are a subsidiary of a savings and loan holding company, such as the Bank (as well as certain other institutions) must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.

An institution that either before or after a proposed capital distribution fails to meet its then-applicable minimum capital requirement may not make any capital distributions without the prior written approval of the OCC. In addition, the OCC may prohibit a proposed capital distribution, which would otherwise be permitted by OCC regulations, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Under federal law, an insured depository institution may not make any capital distribution if the capital distribution would cause the institution to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. The Bank is currently not in default in any assessment payment to the FDIC.

Insurance of Deposit Accounts

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

Pursuant to the Dodd-Frank Act, the FDIA was amended to increase the maximum deposit insurance amount per depositor per depository institution from $100,000 to $250,000.

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

Federal Reserve System

Pursuant to regulations of the Federal Reserve, a savings institution must maintain reserves against its transaction accounts. As of January 22, 2015, no reserves were required to be maintained on the first $14.5 million of transaction accounts, reserves of 3% were required to be maintained against the next $89.1 million of transaction accounts and a reserve of 10% was required to be maintained against all remaining transaction accounts. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets.

ITEM 1A. RISK FACTORS

Investing in our securities involves risks. You should carefully consider the following risks, in addition to the other information in this report, before deciding to invest in our securities.

Risks Related to WSFS

Difficult market conditions and unfavorable economic trends could adversely affect our industry and our business.

We are particularly exposed to downturns in the Delaware, mid-Atlantic and overall U.S. economy and housing markets. Beginning in 2007, declines in the housing market combined with a weak economy and elevated unemployment negatively impacted the credit performance of mortgage, construction and other loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans declined. While certain economic conditions in the United States have shown signs of improvement, economic growth has been slow and uneven as consumers continue to recover from previously high unemployment rates, lower housing values, concerns about the level of U.S. government debt and fiscal actions that may be taken to address this, as well as economic and political conditions in the global markets. Unfavorable general economic trends, reduced availability of commercial credit and sustained high unemployment can negatively impact the credit performance of commercial and consumer credit, resulting in increased write-downs. These negative trends can cause economic pressure on consumers and businesses and diminish confidence in the financial markets, which may adversely affect our business, financial condition, results of operations and ability to access capital. A worsening of these conditions, such as a recession or economic slowdown, would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:

•	An increase in the number of customers unable to repay their loans in accordance with the original terms, which could result in a higher level of loan losses and provision for loan losses;

•	Impaired ability to assess the creditworthiness of customers as the models and approaches we use to select, manage and underwrite our customers become less predictive of future performance;

•

Impaired ability to estimate the losses inherent in our credit exposure as the process we use, which requires difficult, subjective and complex judgments based on forecasts of economic or market conditions that might impair the ability of our customers to repay their loans, becomes less accurate and thus less reliable;;

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

Our nonperforming assets (which consist of nonaccrual loans, assets acquired through foreclosure and troubled debt restructurings), totaled $52.4 million at December 31, 2014. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for loan losses which reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on our earnings.

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

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. The results of our interest rate sensitivity simulation models depend upon a number of assumptions which may prove to be inaccurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our non-interest income, as a result of reduced demand for residential mortgage loans that we pre-sell.

The market value of our investment securities portfolio may be impacted by the level of interest rates and the credit quality and strength of the underlying collateral.

As of December 31, 2014, we owned investment securities classified as available-for-sale with an aggregate historical cost of $739.4 million and an estimated fair value of $740.1 million. Future changes in interest rates may reduce the market value of these and other securities.

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

Our commercial loan portfolio, which includes commercial and industrial loans, commercial real estate loans and construction and land development loans, totaled $2.7 billion at December 31, 2014, comprising 83% of net loans.

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

Furthermore, commercial real estate loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company suffers difficulties, including reduction in sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.

Concentration of loans in our primary markets may increase our risk.

Our success depends primarily on the general economic conditions and housing markets in the State of Delaware, southeastern Pennsylvania and northern Virginia, as a large portion of our loans are made to customers in these markets. This makes us vulnerable to a downturn in the local economy and real estate markets in these areas. Declines in real estate valuations in these markets would lower the value of the collateral securing those loans, which could cause us to realize losses in the event of increased foreclosures. Local economic conditions have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. In addition, weakening in general economic conditions such as inflation, recession, unemployment, natural disasters or other factors beyond our control could negatively affect demand for loans, the performance of our borrowers and our financial results.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable or incurred losses in our loan portfolio, resulting in additions to our allowance. While we believe that our allowance for loan losses was appropriate at December 31, 2014, there is no assurance that it will be sufficient to cover future loan losses, especially if there is a significant deterioration in economic conditions. Material additions to our allowance could materially decrease our net income.

Our inability to grow deposits in the future could materially adversely affect our liquidity and ability to grow our business.

A key part of our future growth strategy is to aggressively grow deposits. The market for deposits is highly competitive, with intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, features and benefits of our products, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to originate and maintain deposits is also highly dependent on the strength of the Bank and the perceptions of customers and others of our business practices and our financial health. Adverse perceptions regarding our reputation could lead to difficulties in attracting and retaining deposits accounts. Negative public opinion could result from actual or alleged conduct in a number of areas, including lending practices, regulatory compliance, inadequate protection of customer information or sales and marketing activities, and from actions taken by regulators or others in response to such conduct.

The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products. Competition from other financial services firms and others that use deposit funding products may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability and liquidity.

The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2014, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.

We are subject to extensive regulation which could have an adverse effect on our operations.

We are subject to extensive federal and state regulation, supervision and examination governing almost all aspects of our operations. The laws and regulations governing our business are intended primarily to protect depositors, our customers, the public, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, not our noteholders or shareholders. Since July 21, 2011, the Federal Reserve has been the primary federal regulator for the Company and the OCC has been the Bank’s primary regulator. The banking laws, regulations and policies applicable to us govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, and general business operations, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, establishment of new offices and the maximum interest rate that may be charged by law. In addition, federal and state banking regulators have broad authority to supervise our banking business, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation or administrative order. Failure to appropriately comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

We are subject to changes in federal and state banking statutes, regulations and governmental policies, and their interpretation or implementation. Regulations affecting banks and other financial institutions in particular are undergoing continuous review and frequently change and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any changes in any federal and state law, as well as regulations and governmental policies could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects.

Some of the regulatory changes mandated by the Dodd Frank Act have increased our expenses, decreased our revenues and changed the activities in which we choose to engage. Many of these and other provisions of the Dodd-Frank Act remain subject to regulatory rulemaking and implementation, the effects of which are not yet known. We may be forced to invest significant management attention and resources to make any necessary changes related to the Dodd-Frank Act and any regulations promulgated thereunder, which may adversely affect our business, results of operations, financial condition or prospects. We cannot predict the specific impact and long-term effects the Dodd-Frank Act and the regulations promulgated thereunder will have on our financial performance, the markets in which we operate and the financial industry generally.

In addition to changes resulting from the Dodd-Frank Act, in July 2013, the Board of Governors of the Federal Reserve System, FDIC and the OCC approved final rules (Final Capital Rules) implementing revised capital rules to reflect the requirements of the Dodd-Frank Act and the Basel III international capital standards. Under the Final Capital Rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of

Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The Final Capital Rules also establish a new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The Final Capital Rules became applicable to us beginning on January 1, 2015 with conservation buffers phasing in over the subsequent 5 years.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. They also mandate that we are ultimately responsible to ensure our third party vendors adhere to the same laws and regulations. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, Consumer Financial Protection Bureau, Drug Enforcement Administration, and Internal Revenue Service.

We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. If our policies, procedures and systems or those of our third party vendors are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The fiscal, monetary and regulatory policies of the federal government and its agencies could have a material adverse effect on our results of operations.

The Federal Reserve regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

Impairment of goodwill and/or intangible assets could require charges to earnings, which could negatively impact our results of operations.

Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions. At December 31, 2014, we had $57.6 million of goodwill and intangible assets. We evaluate goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount. Although we have determined that goodwill and other intangible assets were not impaired during 2014, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of the goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

Our Cash Connect division relies on multiple financial and operational controls to track and settle the cash it provides to its customers in the ATM industry. Our results of operations and financial condition could be materially adversely affected if our Cash Connect division’s established policies, procedures and controls are inadequate to prevent a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through insurance.

The profitability of Cash Connect is reliant upon its ability to accurately and efficiently distribute, track, and settle large amounts of cash to its customers’ ATMs. This depends on the successful implementation and monitoring of a comprehensive series of financial and operational controls that are designed to help prevent, detect, and recover any potential loss of funds. These controls require the implementation and maintenance of complex proprietary software, the ability to track and monitor an extensive network of armored car companies, and the ability to settle large amounts of electronic funds transfer (EFT), funds from various ATM networks. It is possible for those associated with armored car companies, ATM networks and processors, ATM operators, or other parties to misappropriate funds belonging to Cash Connect. Cash Connect has experienced such occurrences in the past. If our Cash Connect division’s established policies, procedures and controls are inadequate to prevent a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through any insurance maintained by us, it could result in an adverse impact on our results of operations and financial condition

The soundness of other financial institutions could adversely affect us.

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

Our recent business strategy has included significant investment in growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth and investment in branch infrastructure effectively.

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

We have in the past and may in the future pursue acquisitions, which may disrupt our business and adversely affect our operating results, and we may fail to realize all of the anticipated benefits of any such acquisition.

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

Our risk management processes and procedures may not be effective in mitigating our risks.

Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, market risk, liquidity risk, strategic risk and operational risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. We are exposed to both customer credit risk, from our loans, and institutional credit risk, principally from our various business partners and counterparties. Market risk is the risk of loss due to changes in external market factors such as interest rates. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (i.e., natural disasters) or compliance, reputational or legal matters and includes those risks as they relate directly to the Company as well as to third parties with whom we contract or otherwise do business.

We seek to monitor and control our risk exposure through a framework that includes our risk appetite statement, enterprise risk assessment process, risk policies, procedures and controls, reporting requirements, credit risk culture and governance structure. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to manage these risks are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing our credit and other risk may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, and that could have a material adverse effect on our business, results of operations and financial condition.

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

Failure in or breach of our computer systems and network infrastructure, or those of our third party vendors or other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and damage to our reputation, and may discourage current and potential customers from using our Internet banking services. As customer, public and regulatory expectations regarding operational and information security have increased, we have added additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing. We continue to investigate cost effective measures as well as insurance protection though these mitigation activities may not prevent future potential losses from system failures or cybersecurity breaches.

In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of our third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. We and our third-party service providers have experienced all of these events in the past and expect to continue to experience them in the future. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation, loss of customers and business or a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, we cannot be sure this will be the case in the future. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location and certain additional information regarding our offices and other material properties as of December 31, 2014:

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
WSFS Bank Center Branch	Leased	2025	$550	$1,035,460
Main Office
500 Delaware Avenue
Wilmington, DE 19801
Union Street Branch	Leased	2022	291	47,818
211 North Union Street
Wilmington, DE 19805
Fairfax Shopping Center	Leased	2048	973	79,837
2005 Concord Pike
Wilmington, DE 19803
Prices Corner Shopping Center Branch	Leased	2023	306	85,556
3202 Kirkwood Highway
Wilmington, DE 19808
Pike Creek Shopping Center Branch	Leased	2015	118	113,068
4730 Limestone Road
Wilmington, DE 19808
University Plaza Shopping Center Branch	Leased	2041	855	56,669
100 University Plaza
Newark, DE 19702
College Square Shopping Center Branch	Leased	2026	154	104,005
115 College Square Drive
Newark, DE 19711
Airport Plaza Shopping Center Branch	Leased	2018	402	77,796
144 N. DuPont Hwy.
New Castle, DE 19720
Glasgow Branch	Leased	2022	3	49,454
2400 Peoples Plaza
Routes 40 & 896
Newark, DE 19702
Middletown Crossing Shopping Center	Leased	2027	340	68,025
400 East Main Street
Middletown, DE 19709
Dover Branch	Leased	2060	327	53,511
Dover Mart Shopping Center
290 South DuPont Highway
Dover, DE 19901
West Dover Loan Office (2)	Leased	2020	55	N/A
Greentree Office Center
160 Greentree Drive
Suite 103 & 105
Dover, DE 19904
Glen Mills Branch	Leased	2040	1,181	24,754
395 Wilmington-West Chester Pike
Glen Mills, PA 19342

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
Brandywine Branch	Leased	2016	$—	$32,607
Inside Safeway Market
2522 Foulk Road
Wilmington, DE 19810
Holly Oak Branch	Leased	2015	—	37,913
Inside Super Fresh
2105 Philadelphia Pike
Claymont, DE 19703
Hockessin Branch	Leased	2030	376	92,233
7450 Lancaster Pike
Wilmington, DE 19707
Lewes LPO	Leased	2018	16	93,560
Southpointe Professional Center
1515 Savannah Road, Suite 103
Lewes, DE 19958
Fox Run Shopping Center Branch	Leased	2025	521	76,780
210 Fox Hunt Drive
Route 40 & 72
Bear, DE 19701
Camden Town Center Branch	Leased	2049	510	47,612
4566 S. DuPont Highway
Camden, DE 19934
Rehoboth Branch	Leased	2029	529	42,456
Lighthouse Plaza
19335 Coastal Highway
Rehoboth, DE 19771
West Dover Branch	Owned		1,990	36,445
1486 Forest Avenue
Dover, DE 19904
Longneck Branch	Leased	2026	805	36,644
25926 Plaza Drive
Millsboro, DE 19966
Smyrna Branch	Leased	2048	831	62,885
Simon’s Corner Shopping Center
400 Jimmy Drive
Smyrna, DE 19977
Oxford, LPO	Leased	2017	N/A	9,709
59 South Third Street
Suite 1
Oxford, PA 19363
Greenville Branch	Owned		1,711	567,856
3908 Kennett Pike
Greenville, DE 19807
WSFS Bank Center (3)	Leased	2025	2,122	N/A
500 Delaware Avenue
Wilmington, DE 19801
Annandale, LPO	Leased	2017	4	12,542
7010 Little River Tnpk.
Suite 330
Annandale, VA 22003

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
Oceanview Branch	Leased	2024	$842	$37,432
69 Atlantic Avenue
Oceanview, DE 19970
Selbyville Branch	Leased	2018	11	9,588
38394 DuPont Boulevard
Selbyville, DE 19975
Lewes Branch	Leased	2048	207	28,556
34383 Carpenters Way
Lewes, DE 19958
Millsboro Branch	Leased	2029	849	13,336
26644 Center View Drive
Millsboro, DE 19966
Concord Square Branch	Leased	2016	2	25,201
4401 Concord Pike
Wilmington, DE 19803
Delaware City Branch	Owned		5	13,527
145 Clinton Street
Delaware City, DE 19706
West Newark Branch	Leased	2040	1,326	52,005
201 Suburban Plaza
Newark, DE 19711
Lantana Shopping Center Branch	Leased	2050	309	29,972
6274 Limestone Road
Hockessin, DE 19707
West Chester Branch	Leased	2047	68	26,141
400 East Market Street
West Chester, PA 19380
Edgmont Branch	Leased	2040	1,016	15,085
5000 West Chester Pike
Newtown Square, PA 19073
Branmar Branch	Leased	2061	974	107,200
1712 Foulk Road
Wilmington, DE 19810
Trolley Square	Leased	2042	234	50,029
9A Trolley Square
Wilmington, DE 19806
Milford	Leased	2015	8	7,687
688 North DuPont Highway
Milford, DE 19963
Seaford	Leased	2036	43	5,375
22820 Sussex Highway
Sussex Commons Shopping Center
Unit 19
Seaford, DE 19963
Media	Leased	2022	270	19,473
100 East State Street
Media, PA 19063

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
Plymouth Meeting	Leased	2016	$10	$8,172
450 Plymouth Road
Suite 306
Plymouth Meeting, PA 19462
Midway Shopping Center	Leased	2062	2,171	75,325
4601 Kirkwood Highway
Wilmington, DE 19808
Kennett Square Branch	Leased	2028	226	32,317
100 Old Forge Lane
Kennett Square, PA 19348
Cash Connect	Leased	2021	35	N/A
White Clay Mill
500 Creek View Road
Suite 100
Newark, DE 19711
Operations Center	Leased	2027	263	N/A
Silverside — Carr Corporate Center
409 Silverside Road
Wilmington, DE 19809
Cypress Capital Management	Leased	2015	—	N/A
1220 Market Street
Suite 704
Wilmington, DE 19801
Greenville Wealth Management Center	Leased	2032	2	N/A
3801 Kennett Pike
Suite C-200
Greenville, DE 19807
Las Vegas Wealth Management Center (4)	Leased	2015	—	N/A
101 Convention Center Drive
Suite P109
Las Vegas, NV 89109
Array Financial Group/Arrow Land Transfer Co.	Leased	2017	64	N/A
510 West Lancaster Ave.
Haverford, PA 19041
FNBW Acquisition
Canterbury Branch	Owned		360	19,851
105 Irish Hill Rd.
Felton, DE 19943
Harrington Branch	Owned		452	34,957
7 Commerce St.
Harrington, DE 19952
Camden Wyoming Branch	Owned		780	92,811
120 W. Camden-Wyoming Ave.
Wyoming, DE 19934
Residential House (5)	Owned		89	N/A
115 Pine Street
Camden-Wyoming, DE
Smyrna Branch (5)	Owned		289	N/A
Deak Drive
Smyrna, DE

Location	Owned/ Leased	Date Lease Expires	Net Book Value of Property or Leasehold Improvements (1)	Deposits
			(In Thousands)
Ops Center	Owned		$799	$	N/A
108 East Water Street
Dover, DE
Commercial Lot	Owned		145		N/A
East Side of Pine Street
Camden-Wyoming, DE

			$26,819		$3,649,235

(1)	The net book value of all investments in premises and equipment total $35.1 million at December 31, 2014.
(2)	Location of Corporate Training Center.
(3)	Location of Corporate Headquarters.
(4)	Month to month while negotiating a lease extension.

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

Based upon available information we believe the estimate of the aggregate range of reasonably possible losses for this legal proceeding was from approximately $0 to approximately $5.0 million at December 31, 2014. Costs of litigation were covered by insurance; however, such costs have now exceeded the limits of insurance coverage for this case. Cross motions for summary judgment are currently pending before the court.

On November 25, 2014, we were served with a complaint from a vendor seeking damages of $800,000 plus attorney’s fees, due to an alleged breach of contract. The parties have agreed to mediate the dispute. We believe we acted appropriately and will vigorously defend ourselves against the complaint.

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

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the symbol “WSFS”. At December 31, 2014, we had 990 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the common stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

The closing market price of our Common Stock at December 31, 2014 was $76.89.

		Stock Price Range
		Low	High	Dividends
2014	4th	$70.14	$79.97	$0.15
	3rd	67.24	76.95	0.12
	2nd	63.74	74.20	0.12
	1st	67.32	78.32	0.12

				$0.51

2013	4th	$57.45	$79.85	$0.12
	3rd	52.35	63.66	0.12
	2nd	45.82	52.89	0.12
	1st	42.19	49.72	0.12

				$0.48

Warrants and Share Repurchases:

Commencing in November, 2014, the Company’s Board of Directors approved authorizations to purchase, in the aggregate, up to 469,800 shares of common stock.

The following table provides information regarding our purchases of warrants and common stock during the fourth quarter of 2014.

	Total Number of Purchases	Average Price Per Share ($)	Number of Shares Purchased under Program (1)	Open Authorizations Remaining ($) (1)
November 1, 2014 - November 30, 2014	92,457	$77.44	92,457	377,343
December 1, 2014 - December 31, 2014	23,964	76.18	23,964	353,379

Total	116,421	$77.18	116,421

(1)	Includes the purchase of 81,233 equivalent shares of WSFS stock through the purchase of 129,310 warrants outstanding for $6,300,000, an average equivalent price per share of $77.55. The Company may continue, discontinue or resume purchases of common stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

COMPARATIVE STOCK PERFORMANCE GRAPH

The graph and table which follow show the cumulative total return on our common stock over the last five years compared with the cumulative total return of the Dow Jones Total Market Index and the Nasdaq Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total return on our common stock or the indices equals the total increase in value since December 31, 2009, assuming reinvestment of all dividends paid into the common stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2009 in our common stock and in each of the indices. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN

COMPARED WITH PERFORMANCE OF SELECTED INDEXES

December 31, 2009 through December 31, 2014

	December 31, 2009 through December 31, 2014 Cumulative Total Return
	2009	2010	2011	2012	2013	2014
WSFS Financial Corporation	$100	$186	$143	$171	$315	$315
Dow Jones Total Market Index	100	114	123	135	175	193
Nasdaq Bank Index	100	114	102	121	171	179

ITEM 6. SELECTED FINANCIAL DATA

(In Thousands, Except Per Share Data)	2014	2013	2012	2011	2010
At December 31,
Total assets	$4,853,320	$4,515,763	$4,375,148	$4,289,008	$3,953,518
Net loans (1)(5)	3,185,159	2,936,467	2,736,674	2,712,774	2,575,890
Reverse mortgages	29,298	37,328	19,229	15,722	11,746
Investment securities (2)	866,292	817,115	900,839	856,071	754,063
Other investments	23,412	36,201	31,796	35,765	37,790
Total deposits	3,649,235	3,186,942	3,274,963	3,135,304	2,810,774
Borrowings (3)	545,764	759,830	515,255	656,609	680,595
Trust preferred borrowings	67,011	67,011	67,011	67,011	67,011
Senior Debt	55,000	55,000	55,000	—	—
Stockholders’ equity	489,051	383,050	421,054	392,133	367,822
Number of full-service branches	43	39	41	40	36
For the Year Ended December 31,
Interest income	$160,337	$146,922	$150,287	$158,642	$162,403
Interest expense	15,830	15,334	23,288	32,605	41,732

Net interest income	144,507	131,588	126,999	126,037	120,671
Noninterest income	78,278	80,151	86,693	63,588	50,115
Noninterest expenses	147,819	132,929	133,345	127,476	109,332
Provision for loan losses	3,580	7,172	32,053	27,996	41,883
Provision for income taxes	17,629	24,756	16,984	11,475	5,454
Net Income	53,757	46,882	31,311	22,677	14,117
Dividends on preferred stock and accretion of discount	—	1,633	2,770	2,770	2,770
Net income allocable to common stockholders	53,757	45,249	28,541	19,907	11,347
Earnings per share allocable to common stockholders:
Basic	5.92	5.13	3.28	2.31	1.48
Diluted	5.78	5.06	3.25	2.28	1.46
Interest rate spread	3.62%	3.51%	3.39%	3.49%	3.47%
Net interest margin	3.68	3.56	3.46	3.60	3.62
Efficiency ratio	65.76	62.42	62.19	66.85	63.61
Noninterest income as a percentage of total revenue (4)	34.82	37.64	40.43	33.34	29.16
Return on average assets	1.17	1.07	0.73	0.56	0.37
Return on average equity	12.21	11.60	7.66	5.96	4.21
Return on tangible common equity	13.80	13.60	9.15	7.03	4.35
Average equity to average assets	10.33	8.62	9.58	9.34	8.84
Tangible equity to assets	9.00	7.69	8.93	8.41	8.52
Tangible common equity to assets	9.00	7.69	7.72	7.18	7.18
Ratio of nonperforming assets to total assets	1.08	1.06	1.43	2.14	2.35
Ratio of allowance for loan losses to total gross loans	1.23	1.40	1.58	1.92	2.3
Ratio of allowance for loan losses to nonaccruing loans	164	133	92	75	79
Ratio of charge-offs to average gross loans	0.18	0.33	1.49	1.32	1.39

(1)	Includes loans held-for-sale.
(2)	Includes securities available-for-sale, held-to-maturity, and trading.
(3)	Borrowings consist of FHLB advances, securities sold under agreement to repurchase and other borrowed funds.
(4)	Computed on a fully tax-equivalent basis.
(5)	Net of unearned income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of its assets are held by the Company’s subsidiary, WSFS Bank, the seventh oldest bank continuously operating under the same name in the United States. At nearly $5 billion in assets and $9.9 billion in fiduciary assets, WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other financial institutions. A fixture in the community, WSFS has been in operation for more than 183 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remains a leader in our community. We are a relationship-focused, locally-managed, community banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Service growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.6 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and by offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. We service our customers primarily from our 55 offices located in Delaware (45), Pennsylvania (8), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches and mortgage and title services through those branches and through Pennsylvania-based Array Financial Group, Inc., and Arrow Land Transfer Company.

Array Financial Group, Inc. (Array) and Arrow Land Transfer Company (Arrow) are business units that were acquired through an asset purchase, Array is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions, and a related entity, Arrow, is an abstract and title company.

On September 5, 2014 we completed the acquisition of First Wyoming Financial Corporation, the parent company of The First National Bank of Wyoming (FNBW). We expect this acquisition to build our market share, expand our customer base and enhance our fee income. The results of FNBW operations are included in our Consolidated Financial Statements since the date of the acquisition.

Our Cash Connect division manages over $486 million in vault cash in over 15,000 ATMs nationwide and provides related services such as, online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 465 ATMs for the Bank, which has, by far, the largest branded ATM network in Delaware.

As a provider of ATM Vault Cash to the U.S. ATM industry, Cash Connect is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 14-year history, Cash Connect periodically has been exposed to theft from armored courier companies and consistently has been able to recover any losses through its risk management strategies.

The Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC (Cypress) is a registered investment advisor with over $660 million in assets under management. Cypress’ primary market segment is high net worth individuals, and offers a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $8.8 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana Trust and WSFS Investment Group to deliver investment management and fiduciary products and services.

The company has two consolidated subsidiaries, WSFS Bank and Cypress, and one unconsolidated subsidiary, WSFS Capital Trust III (the Trust). WSFS Bank has two wholly owned subsidiaries, WSFS Wealth Investments and Monarch Entity Services, LLC (Monarch).

RESULTS OF OPERATIONS

We recorded net income of $53.8 million for the year ended December 31, 2014, a $6.9 million or 15% increase compared to $46.9 million for the year ended December 31, 2013. Income allocable to common stockholders was $53.8 million, or $5.78 per diluted common share for the year ended December 31, 2014, compared to income allocable to common shareholders of $45.2 million, or $5.06 per diluted common share (a 14.2% increase in diluted EPS) for the year ended December 31, 2013. Earnings for 2014 were impacted by a significant increase in net interest income driven by both organic growth and the acquisition of FNBW completed during 2014. Earnings also benefited from a one-time tax benefit of approximately $6.7 million due to the legal call of our reverse mortgage trust bonds which were previously consolidated on WSFS’ balance sheet. Also favorably impacting earnings for 2014 was the provision for loan losses of $3.6 million for the full year 2014, a $3.6 million decrease from the full year 2013. Additionally, our Trust and Wealth Management business continued to see significant growth over the prior year. Partially offsetting these favorable increases was a decrease in noninterest income driven by a one-time reverse mortgage consolidation gain recognized in 2013 and lower securities gains in 2014. Lastly, we saw an increase in our operating expenses during the year. Contributing to the year-over-year increase were growth in operating costs from two recent acquisitions (FNBW and Array/Arrow), organic hiring of additional revenue-generating professionals, investment in the related infrastructure and staffing costs to support these activities and additional compliance personnel.

We recorded net income of $46.9 million for the year ended December 31, 2013, a $15.6 million, or 50%, increase compared to $31.3 million for the year ended December 31, 2012, and a $24.2 million increase from $22.7 million for the year ended December 31, 2011. Income allocable to common stockholders (after preferred stock dividends) was $45.2 million, or $5.06 per diluted common share for the year ended December 31, 2013, compared to income allocable to common shareholders of $28.5 million, or $3.25 per diluted common share (a 55% increase in diluted EPS), and income of $19.9 million, or $2.28 per common share, for the years ended December 31, 2012 and 2011, respectively. Earnings for 2013 were impacted by a lower provision for loan losses which decreased $24.9 million to $7.2 million partially offset by securities gains which decreased by $17.9 million to $3.5 million. Net interest income increased during the year due to continued franchise loan growth and prudent balance sheet management. Additionally, we continue to have significant increases in wealth management income, credit/debit card and ATM income and mortgage banking activities. Noninterest expense decreased $416,000 when compared to December 31, 2012 due to management’s continued careful monitoring of operating expenses despite the growth in core revenue and corporate development costs. Salaries and benefits increased due to additional performance-driven incentive compensation costs, while loan workout and Other Real Estate Owned expenses continued to decrease due to our improved performance and the continued improvement in nonperforming assets and FDIC expenses from prior year levels.

Net Interest Income

Net interest income increased $12.9 million, or 10%, to $144.5 million in 2014, while net interest margin increased 12 basis points to 3.78% in 2014 compared to 3.56% in 2013. The increase in net interest income was due to lending growth during 2014, including the acquisition of FNBW, and improvement in our balance sheet mix, as well as additional income from reverse mortgage related assets.

Net interest income increased $4.6 million, or 4%, to $131.6 million in 2013 from $127.0 million in 2012, while net interest margin increased 10 basis points to 3.56% in 2013 compared to 3.46% in 2012. The increase in net interest income was due to lending growth during 2013 and improvement in our balance sheet mix, combined with effective management of funding costs, such as the continued intentional reduction in higher-cost CDs and the prepayment of higher rate FHLB borrowings in late 2012. In addition, net interest income and net interest margin were favorably impacted by the consolidation of SASCO, a reverse mortgage securitization trust, in late 2013. Partially offsetting these increases in net interest income and net interest margin were the year-over-year reduced rates in our mortgage-backed securities (MBS) portfolio.

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

Year Ended December 31,	2014 vs. 2013			2013 vs. 2012
(In Thousands)	Volume	Yield/Rate	Net	Volume	Yield/Rate	Net
Interest Income:
Commercial real estate loans	$3,945	$(1,669)	$2,276	$3,489	$(1,756)	$1,733
Residential real estate loans	(589)	(475)	(1,064)	(944)	(1,034)	(1,978)
Commercial loans (1)	5,925	(315)	5,610	3,608	(4,450)	(842)
Consumer loans	1,323	(650)	673	106	(323)	(217)
Loans held for sale	100	315	415	72	(156)	(84)
Mortgage-backed securities	(296)	973	677	(2,207)	(3,082)	(5,289)
Investment securities (2)	759	834	1,593	463	731	1,194
Reverse mortgages	947	1,315	2,262	67	1,720	1,787
FHLB Stock and deposits in other banks	149	824	973	4	327	331

Favorable (unfavorable)	12,263	1,152	13,415	4,658	(8,023)	(3,365)

Interest expense:
Deposits:
Interest-bearing demand	71	11	82	113	170	283
Money market	22	337	359	34	(670)	(636)
Savings	5	8	13	3	(217)	(214)
Customer time deposits	(568)	(85)	(653)	(2,343)	(2,476)	(4,819)
Brokered certificates of deposits	156	13	169	(340)	(195)	(535)
FHLB advances	89	464	553	1,183	(5,561)	(4,378)
Trust Preferred borrowings	—	(21)	(21)	—	(138)	(138)
Reverse mortgage bonds payable	(21)	21	—	60	—	60
Senior debt	—	(5)	(5)	2,462	13	2,475
Other borrowed funds	(1)	—	(1)	70	(122)	(52)

Unfavorable (favorable)	(247)	743	496	1,242	(9,196)	(7,954)

Net change, as reported	$12,510	$409	$12,919	$3,416	$1,173	$4,589

(1)	The tax-equivalent income adjustment is related to commercial loans.
(2)	The tax-equivalent income adjustment is related to municipal securities.

The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2014			2013			2012
(In Thousands)	Average Balance	Interest & Dividends	Yield/ Rate (1)	Average Balance	Interest & Dividends	Yield/ Rate (1)	Average Balance	Interest & Dividends	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$878,627	$40,922	4.66%	$797,384	$37,842	4.75%	$733,999	36,109	4.92%
Residential real estate loans	241,261	9,434	3.91	235,803	9,492	4.03	258,699	11,470	4.43
Commercial loans	1,636,843	72,575	4.40	1,519,320	67,768	4.43	1,458,601	68,610	4.67
Consumer loans	314,010	14,117	4.50	288,658	13,445	4.66	285,625	13,662	4.78
Loans Held For Sale (3)	—	—	—	18,922	591	3.12	20,127	675	3.35

Total loans	3,070,741	137,048	4.46	2,860,087	129,138	4.52	2,757,051	130,526	4.75
Mortgage-backed securities (4)	695,306	13,511	1.94	711,443	12,834	1.80	819,545	18,123	2.21
Investment securities (4)	150,419	3,285	3.21	95,795	1,692	2.50	51,333	498	1.07
Reverse mortgage related assets	33,087	5,129	15.50	25,777	2,867	11.12	16,505	1,080	6.54
Other interest-earning assets	32,232	1,364	4.23	34,516	391	1.13	32,617	60	0.18

Total interest-earning assets	3,981,785	160,337	4.08	3,727,618	146,922	3.97	3,677,051	150,287	4.11

Allowance for loan losses	(41,298)			(43,014)			(48,485)
Cash and due from banks	81,390			81,301			86,320
Cash in non-owned ATMs	370,789			411,988			368,256
Bank owned life insurance	67,548			63,012			63,311
Other noninterest-earning assets	139,478			124,484			120,905

Total assets	$4,599,692			$4,365,389			$4,267,358

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$642,046	$611	0.10%	$566,848	$529	0.09%	$411,862	246	0.06%
Money market	794,292	1,482	0.19	779,023	1,123	0.14	764,109	1,759	0.23
Savings	400,759	231	0.06	391,047	217	0.06	388,659	431	0.11
Customer time deposits	472,512	4,059	0.86	530,496	4,712	0.89	716,686	9,531	1.33

Total interest-bearing customer deposits	2,309,609	6,383	0.28	2,267,414	6,581	0.29	2,281,316	11,967	0.52
Brokered deposits	222,567	768	0.35	177,396	599	0.34	269,682	1,134	0.42

Total interest-bearing deposits	2,532,176	7,151	0.28	2,444,810	7,180	0.29	2,550,998	13,101	0.51
FHLB advances	600,172	2,427	0.40	573,989	1,874	0.32	466,243	6,252	1.32
Trust preferred borrowings	67,011	1,321	1.94	67,011	1,342	1.98	67,011	1,480	2.17
Reverse mortgage bonds payable	—	—	—	6,757	60	0.88	—	—	—
Senior debt	55,000	3,766	6.75	55,000	3,771	6.86	19,085	1,296	6.68
Other borrowed funds (5)	150,174	1,165	0.78	143,131	1,107	0.77	135,030	1,159	0.86

Total interest-bearing liabilities	3,404,533	15,830	0.46	3,290,698	15,334	0.47	3,238,367	23,288	0.72

Noninterest-bearing demand deposits	718,989			638,397			586,173
Other noninterest-bearing liabilities	35,897			32,265			33,939
Stockholders’ equity	440,273			404,029			408,879

Total liabilities and stockholders’ equity	$4,599,692			$4,365,389			$4,267,358

Excess of interest-earning assets over interest-bearing liabilities	$577,252			$436,920			$438,684

Net interest and dividend income		$144,507			$131,588			$126,999

Interest rate spread			3.62%			3.51%			3.39%

Net interest margin			3.68%			3.56%			3.46%

See “Notes”

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Average balances include nonperforming loans and are net of unearned income.

(3)	Includes loans held-for-sale in conjunction with our asset strategies undertaken in 2012.
(4)	Includes securities available-for-sale at fair value.
(5)	Includes federal funds purchased and securities sold under agreement to repurchase.

Provision for Loan Losses

We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, pursuant to accounting literature, which is discussed further in “Nonperforming Assets”. Our evaluation is based upon a review of the portfolio and requires significant, complex and difficult judgments. For the year ended December 31, 2014, we recorded a provision for loan losses of $3.6 million compared to $7.2 million in 2013 and $32.1 million in 2012. This decrease was primarily due to a broad improvement in the portfolio credit quality as indicated through significantly improved credit metrics. The significant reduction in 2013 from 2012 levels was bolstered by the successful efforts of our Asset Strategies during the second quarter of 2012. This strategy included a bulk loan sale which resulted in the sale of $42.7 million of problem loans, including $22.5 million of nonperforming loans.

Noninterest Income

Noninterest income decreased $1.9 million to $78.3 million in 2014 from $80.2 million in 2013. Excluding the non-routine and other one-time items listed in the table below, noninterest income increased $4.4 million, or 6%, to $77.2 million in 2014 from $72.8 million in 2013. This was partially offset by an internal system change, which was rectified by the end of the year.

	Twelve months ended
(In Thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Noninterest income (GAAP)	$78,278	$80,151	$86,692
Less: Securities gains, net	(1,037)	(3,516)	(21,425)
Unanticipated bank owned life insurance income	—	—	(1,007)
Reverse mortgage consolidation gain (1)	—	(3,801)	—

Adjusted noninterest income (non-GAAP)	$77,241	$72,834	$64,260

(1)	During the third quarter of 2013, we obtained the right to execute a clean-up call on the underlying collateral for our pool of reverse mortgages. A non-routine gain resulted from this transaction.

Wealth management income grew $1.8 million, or 11.8%, in 2014 compared to 2013, reflecting the continued expansion of the corporate and personal trust business lines as well as an increase in Private Banking jumbo mortgage products provided by the Array/Arrow asset purchase. Mortgage banking activities, deposit service charges and credit/debit card and ATM fees remained essentially flat in 2014 compared to 2013. Deposit service charges ended the year down slightly compared to the prior year due to ongoing changes in customer behavior combined with the impact of several data breaches merchants had with card activation and uses.

Wealth management income grew $2.2 million, or 17%, in 2013 compared to 2012, reflecting the continued expansion of the corporate and personal trust business lines as well as an increase in Private Banking jumbo mortgage products provided by the Array/Arrow acquisition in 2013. Credit/debit card and ATM fees increased by $1.4 million, or 6%, in 2013 compared to 2012, mostly due to additional product and service offerings and ATM income from Cash Connect® our ATM division, which grew fees by 17%. Mortgage banking revenues increased $1.1 million, or 40%, in 2013 partially due to the purchase of Array / Arrow during the third quarter of 2013, refinance activity, and growth in our retail lending division. Deposit service charges were nearly flat in 2013, as growth was offset by changes in customer behavior due to new regulatory requirements in late 2012.

Noninterest Expenses

Noninterest expense in 2014 increased $14.9 million to $147.8 million from $132.9 million in 2013. Excluding the non-routine and other one-time items listed in the table below, noninterest expense increased $9.8 million, or 8%, to $137.9 million in 2014 from $128.1 million in 2013.

	Twelve months ended
(In Thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Noninterest expenses (GAAP)	$147,819	$132,929	$133,345
Less: Billing change (Cash Connect) (1)	(5,873)	(4,108)	(797)
Corporate development costs (2)	(4,031)	(717)	—
Prepayment penalties on FHLB advances	—		(3,662)

Adjusted noninterest expenses (non-GAAP)	$137,915	$128,104	$128,886

(1)	A change in the method of billing for armored car services by our Cash Connect division caused revenues and expenses for these services to be reported separately rather than netted together in our statement of operations beginning in the third quarter of 2012.
(2)	Corporate development costs were largely attributable to professional fees related to the Array/ Arrow asset purchase that closed during the third quarter of 2013 and the acquisition of First Wyoming Financial Corporation that closed during the third quarter of 2014, and 2013 activities related to the calling and consolidating of the equity tranche SASCO of a 2002 reverse mortgage trust transaction.

The recent acquisition of FNBW and the Array/Arrow asset purchase drove corporate development costs to increase by $3.3 million while the additional staff associated with these transactions and organic hiring of revenue generating professionals increased salaries, benefits and other compensation by $5.5 million. In addition, we invested in the related infrastructure and staffing to support these activities while also hiring additional compliance personnel. We also incurred an additional $2.8 million increase in professional fees related to short-lived projects that are not expected to re-occur at the same levels after year-end. Further, we recorded a $565,000 (pretax) adjustment in benefit expense for its post-retirement health plan obligations due to changes in assumptions and longer life expectancies in updated mortality tables.

In 2013, loan workout and REO related costs decreased by $4.3 million from the prior year due to broad improvement in our loan portfolio credit metrics. In addition, during 2013 we had lower regulatory costs, including a decrease in FDIC assessment fees of $2.2 million. Partially offsetting these decreases were higher salaries, benefits and other compensation, which increased $4.8 million, or 7%, mainly as a result of higher performance-based compensation in 2013. Also, equipment expenses increased by $1.2 million, or 16%, mainly due to business growth.

Income Taxes

We recorded $17.6 million of tax expense for the year ended December 31, 2014 compared to tax expense of $24.8 million and $17.0 million for the years ended December 31, 2013 and 2012, respectively. In 2013, we recorded a deferred tax asset and corresponding valuation allowance in connection with the consolidation of the reverse mortgage trust. During early 2014, this valuation allowance was removed and the consolidation resulted in a $6.7 million tax benefit in 2014. Excluding this item, the effective tax rate for the year ended December 31, 2014 is 34.1%. The effective tax rates for the years ended December 31, 2014, 2013 and 2012 were 24.7%, 34.6%, and 35.2%, respectively. Volatility in effective tax rates is impacted by the level of pretax income or loss, combined with the amount of tax-free income as well as the effects of unrecognized tax benefits. The provision for income taxes includes federal, state and local income taxes that are currently payable or deferred because of temporary differences between the financial reporting basis and the tax reporting basis of the assets and liabilities. For additional information see Note 15 to the Consolidated Financial Statements.

SEGMENT INFORMATION

For financial reporting purposes, our business has three reporting segments: WSFS Bank, Cash Connect, and Trust and Wealth Management. The WSFS Bank segment provides loans and other financial products to commercial and retail customers. Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest network, manufacturers and service providers in the ATM industry. The Trust and Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients.

Segment financial information for the years ended December 31, 2014, 2013 and 2012 is provided in Note 20 to the Consolidated Financial Statements in this report.

FINANCIAL CONDITION

Total assets increased $337.6 million, or 7%, to $4.9 billion as of December 31, 2014, compared to $4.5 billion as of December 31, 2013. Included in this increase was a $251.7 million, or 9%, increase in net loans which includes $176.0 million in net loans from the FNBW acquisition. Total liabilities increased $231.6 million during the year to $4.4 billion at December 31, 2014. This increase was primarily the result of an increase in total customer funding of $431.3 which includes $228.8 million in customer deposits from the FNBW acquisition. FHLB advances decreased by $232.2 million.

Cash in non-owned ATMs

During 2014, cash managed by Cash Connect in non-owned ATM’s increased $24.8 million, or 6%, to $414.2 million. At December 31, 2014, Cash Connect serviced over 15,000 ATMs as well as more than 450 WSFS-owned ATMs to serve customers in our markets.

Investment Securities

Investment securities, which include mortgage-backed securities, increased $49.2 million to $866.4 million during 2014. Included in this increase was our portfolio of available-for-sale MBS, which increased $25.4 million; municipal bonds, which increased $26.0 million; and U.S. Treasury securities, which increased $4.9 million. These increases were partly offset by a decrease of $7.0 million of investments in available for sale securities.

At December 31, 2014, 161 municipal securities with a fair value of $124.9 million were transferred from available-for-sale to held-to-maturity. The reclassification was permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity.

Loans, net

Net loans (including those held for sale) increased $248.7 million, or 9%, during 2014. Loan growth included $176.0 million in acquired loans from the FNBW combination in the third quarter of 2014. Increased originations were partially offset by commercial prepayments, and payoffs and pay downs of a significant amount of problem loans.

Reverse Mortgage Related Assets

Reverse mortgage related assets include reverse mortgage loans, SASCO 2002-RM1’s Class “O” certificates and the BBB-related tranche of this reverse mortgage security. For additional information on these reverse mortgage related assets, see Note 7 to our Consolidated Financial Statements.

Goodwill and Intangibles

Goodwill and intangibles increased $18.6 million during 2014. Due to the acquisition of FNBW, we recorded goodwill of $16.4 million and other intangibles of $3.2 million.

Customer Deposits

Customer deposits increased $444.1 million, or 15%, during 2014 to $3.5 billion. Included in this growth is $228.8 million from the FNBW combination in the third quarter of 2014 and a year over year net increase of $73.0 million in temporary trust related money market deposits.

The table below depicts the changes in customer deposits during the last three years:

	Year Ended December 31,
(In Millions)	2014	2013	2012
Beginning balance	$3,018	$3,104	$2,847
Interest credited	7	5	10
Deposit (outflows) inflows, net	437	(91)	247

Ending balance	$3,462	$3,018	$3,104

Borrowings and Brokered Deposits

Borrowings and brokered deposits decreased by $217.8 million during 2014. Included in the decrease was $232.2 million decrease in FHLB advances. Partially offsetting this was the decrease of $31.2 million in federal funds purchased and securities sold under agreements to repurchase and $18.2 million in brokered deposits.

Stockholders’ Equity

Stockholders’ equity increased $106 million, or 28%, to $489.1 million at December 31, 2014 compared to $383.1 million at December 31, 2013. Capital in excess of par value increased $23.0 million, mostly due to stock issued in conjunction with the FNBW acquisition. Other comprehensive income increased $24.8 million, mainly due to the change in unrealized gains and losses in available-for-sale securities. Retained earnings increased $49.1 million, or 10%, to $523.1 million during 2014, primarily as a result of earnings from the year less dividends paid. Additionally, treasury stock decreased $11.7 million, also related to shares issued for the FNBW acquisition which was partially offset by stock repurchases of $2.7 million.

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

The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2014 are shown in the following table:

(In Thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Interest-rate sensitive assets:
Commercial loans (2) (3)	$1,224,993	$332,143	$121,598	$1,678,734
Real estate loans (1) (2)	834,925	217,219	98,231	1,150,375
Mortgage-backed securities	119,857	353,364	236,943	710,164
Consumer loans (2)	243,529	47,665	36,349	327,543
Investment securities	39,851	64,228	75,533	179,612
Loans held-for-sale (2)	28,508	—	—	28,508
Reverse mortgage loans and securities	4,341	12,120	12,837	29,298

Total Assets	2,496,004	1,026,739	581,491	4,104,234

Interest-rate sensitive liabilities:
Money market and interest-bearing demand deposits	1,228,216	—	526,378	1,754,594
Retail certificates of deposit	193,376	58,710	1,216	253,302
FHLB advances	277,166	128,728	—	405,894
Savings accounts	201,016	—	201,016	402,032
Sweep repos	—	—	—	—
Brokered certificates of deposit	181,665	5,293	—	186,958
Other borrowed funds	128,225	—	—	128,225
IRA certificates of deposit	—	—	—	—
Jumbo certificates of deposit	188,729	58,196	746	247,671
Trust preferred securities	67,011	—	—	67,011
Senior notes	—	55,000	—	55,000

Total Liabilities	2,465,404	305,927	729,356	3,500,687

(Deficiency) excess of interest-rate sensitive assets over interest-rate liabilities (interest-rate sensitive gap)	$30,600	$720,812	$(147,865)	$603,547

One-year interest-rate sensitive assets/interest-rate sensitive liabilities	101.24%
One-year interest-rate sensitive gap as a percent of total assets	0.63%

(1)	Includes commercial mortgage, construction, and residential mortgage loans
(2)	Loan balances exclude nonaccruing loans, deferred fees and costs
(3)	Assumes two-thirds of loans in process are variable and will reprice within one-year

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

NONPERFORMING ASSETS

Nonperforming assets (NPAs) include nonaccruing loans, nonperforming real estate, assets acquired through foreclosure and restructured commercial, mortgage and home equity consumer debt. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

The following table shows our nonperforming assets and past due loans at the dates indicated:

	(In Thousands)
At December 31,	2014	2013	2012	2011	2010
Nonaccruing loans:
Commercial	$2,706	$4,305	$4,861	$23,080	$21,577
Owner-occupied commercial (1)	2,475	5,197	14,001	—	—
Commercial mortgages	8,245	8,565	12,634	15,814	9,490
Construction	—	1,158	1,547	22,124	30,260
Residential mortgages	7,068	8,432	9,989	9,057	11,739
Consumer	3,557	3,293	4,728	1,018	3,701

Total nonaccruing loans	24,051	30,950	47,760	71,093	76,767
Assets acquired through foreclosure	5,734	4,532	4,622	11,695	9,024
Restructured loans (2)	22,600	12,332	10,093	8,887	7,107

Total nonperforming assets (NPAs)	$52,385	$47,814	$62,475	$91,675	$92,898

Past due loans:
Residential mortgages	$—	$533	$786	$887	$465
Consumer loans	4	—	—	—	—
Commercial and commercial mortgages	—	—	—	78	—

Total past due loans	$4	$533	$786	$965	$465

Ratio of nonaccruing loans to total loans (3)	0.75%	1.05%	1.73%	2.58%	2.93%
Ratio of allowance for loan losses to gross loans (3)	1.23	1.40	1.58	1.92	2.30
Ratio of NPA to total assets	1.08	1.06	1.43	2.14	2.35
Ratio of NPA (excluding accruing TDR) to total assets	0.67	0.79	1.20	1.93	2.17
Ratio of loan loss allowance to nonaccruing loans	163.93	133.26	91.96	74.66	78.60

(1)	Prior to 2012, owner-occupied commercial loans were included in commercial loans.
(2)	Accruing loans only. Nonaccruing TDRs are included in their respective categories of nonaccruing loans.
(3)	Total loans exclude loans held-for-sale.

Nonperforming assets increased $4.6 million between December 31, 2013 and December 31, 2014 and decreased $14.7 million between December 31, 2012 and December 31, 2013. As a result, nonperforming assets as a percentage of total assets increased from 1.06% at December 31, 2013 to 1.08% at December 31, 2014, and decreased from 1.43% at December 31, 2012. The decrease in nonperforming loans of $6.9 million, or 22%, was more than offset by the net increase of $10.3 million in accruing troubled debt restructurings during 2014. The increase is attributed to the modification of two relationships. Nonperforming loans also improved from 1.73% of total loans at December 31, 2012 to 1.05% at December 31, 2013.

The following table provides an analysis of the change in the balance of nonperforming assets during the last three years:

	Year Ended December 31,
(In Thousands)	2014	2013	2012
Beginning balance	$47,814	$62,475	$91,675
Additions	38,322	30,367	73,170
Collections	(25,111)	(29,725)	(46,514)
Collections from loan dispositions	—	—	(14,305)
Transfers to accrual	(96)	(1,702)	(552)
Charge-offs/write-downs	(8,544)	(13,601)	(40,999)

Ending balance	$52,385	$47,814	$62,475

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

At December 31, 2014, we did not have a material amount of loans not classified as non-accrual, 90 days past due or restructured where known information regarding possible credit problems caused us to have serious concerns about the borrower’s ability to comply with present loan repayment terms thereby resulting in a change of classification to non-accrual, 90 days past due or restructured.

As of December 31, 2014, we had $67.4 million of loans which, although performing at that date, required increased supervision and review. They may, depending on the economic environment and other factors, become nonperforming assets in future periods. The amount of such loans at December 31, 2013 was $113.2 million. The majority of these loans are secured by commercial real estate, with others being secured by residential real estate, inventory and receivables.

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance when such losses are realized. We established our loan loss allowance in accordance with guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (SAB 102). The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios. For additional information regarding the allowance for loan losses, see Note 6 to the Consolidated Financial Statements.

The allowance for loan losses of $39.4 million at December 31, 2014 decreased $1.8 million from $41.2 million at December 31, 2013 and decreased from $43.9 million at December 31, 2012. The allowance for loan losses to total gross loans ratio was 1.23% at December 31, 2014, compared to 1.40% at December 31, 2013 and 1.58% at December 31, 2012. These decreases reflect the improvement in key credit quality metrics:

•

Net charge-offs were $5.4 million for the twelve months ended December 31, 2014 compared to $9.9 million for the twelve months ended December 31, 2013 and $41.2 million for the twelve months ended December 31, 2012.

•

Total problem loans (all criticized, classified, and non-performing loans) were 26.2% of Tier 1 Capital plus allowance for loan losses at December 31, 2014, compared to 33.6% at December 31 and 52.5% at December 31, 2012.

•	Nonperforming loans decreased to $24.1 million as of December 31, 2014 from $31.0 million as of December 31, 2013 and from $45.7 million as of December 31, 2012.

•

Total loan delinquency decreased to $17.5 million and was 0.55% of total loans as of December 31, 2014, compared to $22.4 million and 0.76% of total loans as of December 31, 2013 and $45.0 million and 1.62% of total loans as of December 31, 2012.

•

Loans acquired with the FNBW acquisition were recorded at fair value. As a result, loans increased with no corresponding increase in the allowance. This served to lower the allowance for the loan losses to total gross loans. Excluding FNBW loans, our allowance for loan losses to total gross loans was 1.30%.

The table below represents a summary of changes in the allowance for loan losses during the periods indicated:

(In Thousands)
Year Ended December 31,	2014	2013	2012	2011	2010
Beginning balance	$41,244	$43,922	$53,080	$60,339	$53,446
Provision for loan losses	3,580	7,172	32,053	27,996	41,883
Charge-offs:
Commercial Mortgage	425	1,915	6,517	7,446	3,902
Construction	88	1,749	10,820	11,602	14,972
Commercial	3,587	2,636	12,806	9,419	9,458
Owner-occupied Commercial (1)	1,085	1,225	5,076	—	—
Residential real estate	811	1,226	3,857	3,165	2,241
Consumer	1,982	3,905	5,613	5,332	5,974
Overdrafts	873	1,008	1,113	869	1,019

Total charge-offs (2)	8,851	13,664	45,802	37,833	37,566

Recoveries:
Commercial Mortgage	202	685	405	334	126
Construction	242	989	1,761	582	1,495
Commercial	1,611	1,003	1,536	897	375
Owner-occupied Commercial (1)	249	128	13	—	—
Residential real estate	168	122	176	211	26
Consumer	528	483	337	206	179
Overdrafts	453	404	363	348	375

Total recoveries	3,453	3,814	4,591	2,578	2,576

Net charge-offs	5,398	9,850	41,211	35,255	34,990

Ending balance	$39,426	$41,244	$43,922	$53,080	$60,339

Net charge-offs to average gross loans outstanding, net of unearned income	0.18%	0.33%	1.49%	1.32%	1.39%

(1)	Prior to 2012, owner-occupied loans were included in commercial loan balances.
(2)	Total Charge-Offs for 2012 include $16.4 million related to our Asset Strategies completed during 2012.

The allowance for loan losses is allocated by major portfolio type. As these portfolios have seasoned, they have become a source of historical data in projecting delinquencies and loss exposure. However, such allocations are not a guarantee of when future losses may occur and/or the actual amount of losses. While we have allocated the allowance for loan losses by portfolio type in the following table, the entire reserve is available for any loan category to utilize. The allocation of the allowance for loan losses by portfolio type at the end of each of the last five years and the percentage of outstanding loans in each category to total gross loans outstanding at such dates is shown in the table below:

	At December 31,
	2014		2013		2012		2011		2010
(In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial mortgage	$7,266	0.23%	$6,932	0.24%	$8,079	0.29%	$7,556	0.27%	$10,564	0.41%
Construction	2,596	0.08	3,326	0.11	6,456	0.24%	4,074	0.15	10,019	0.38
Commercial	12,837	0.40	12,751	0.43	13,663	0.49%	24,302	0.88	26,556	1.01
Owner-Occupied Commercial (1)	6,643	0.20	7,638	0.26	6,108	0.22%	—	—	—	—
Residential real estate	2,523	0.08	3,078	0.10	3,124	0.11%	6,544	0.24	3,952	0.15
Consumer	6,041	0.19	6,494	0.22	5,631	0.20%	10,604	0.38	9,248	0.35
Complexity Risk	1,520	0.05	1,025	0.04	861	0.03%	—	—	—	—

Total	$39,426	1.23%	$41,244	1.40%	$43,922	1.58%	$53,080	1.92%	$60,339	2.30%

(1)	Prior to 2012, owner-occupied commercial loans were included in commercial loan balances

CAPITAL RESOURCES

Under guidelines issued by banking regulators in effect as of December 31, 2014, savings institutions such as WSFS Bank must have maintained “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.

The Federal Deposit Insurance Corporation Act, as well as other requirements, established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. A depository institution’s capital tier depends upon its capital levels in relating to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Under the Prompt Corrective Action framework of the Federal Deposit Insurance Corporation Act, institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

At December 31, 2014, WSFS Bank was in compliance with regulatory capital requirements then in effect and was considered a “well-capitalized” institution. WSFS Bank’s December 31, 2014 core capital ratio of 10.25%, Tier 1 capital ratio of 12.79%, and total risk based capital ratio of 13.83%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $54.5 million in cash to support potential dividends, acquisitions and strategic growth plans.

Under revised capital rules issued by the banking regulators to reflect the requirements of the Dodd-Frank Act and the Basel III international capital standards, beginning January 1, 2015, savings institutions such as WSFS Bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, common equity Tier 1 capital equal to 4.5% of risk weighted assets, Tier 1 capital equal to 6.0% of risk weighted assets, total capital (a combination of Tier 1 capital and Tier 2 capital) equal to 8.0% of risk-weighted assets and a leverage ratio of Tier 1 capital equal to 4% of on-balance sheet consolidated assets. The revised capital rules also establish a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The revised capital rules also increase the risk-based measures for a savings institution to be considered “well capitalized” under the Prompt Corrective Action framework.

Since 1996, the Board of Directors has approved several stock repurchase programs to acquire common stock outstanding. In 2014, we acquired 116,421 common share equivalents; we did not acquire shares in 2013. We held 9.2 million shares and 9.6 million shares of our common stock as treasury shares at December 31, 2014 and 2013, respectively. At December 31, 2014, we had 353,000 shares remaining under our current share repurchase authorization. We also reissued 452,661 treasury shares in 2014 as part of the FNBW acquisition.

In 2009 we completed a private placement of stock to Peninsula Investment Partners, L.P. (Peninsula), pursuant to which the Company issued and sold 862,069 shares of common stock for a total purchase price of $25.0 million, and a 10-year warrant to purchase 129,310 shares of common stock at an exercise price of $29.00 per share. The warrant was immediately exercisable. Total proceeds of $25.0 million were allocated, based on the relative fair value of common stock and common stock warrants, to common stock for $23.5 million and common stock warrants for $1.5 million. During 2014, we entered into an agreement in which the Company repurchased the warrants for $6.3 million. We redeemed the preferred stock in 2013.

In 2009, we entered into a purchase agreement with the U.S. Treasury pursuant to which the Company issued and sold 52,625 shares of our fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of common stock at an exercise price of $45.08 per share. During 2013 we declared and paid $1.8 million of cash dividends on the preferred stock. In 2012 and 2011 the Company declared and paid $2.6 million of cash dividends. On September 12, 2012 we entered into a letter agreement with the U.S. Treasury pursuant to which the Company repurchased the warrant for $1.8 million.

In 2010, we completed an underwritten public offering of 1,370,000 shares of common stock and raised $47.1 million net of $2.9 million of costs.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For a description of certain financial instruments to which we are party which expose us to certain credit risk not recognized in our financial statements, see Note 17 to the Consolidated Financial Statements included in this report.

CONTRACTUAL OBLIGATIONS

At December 31, 2014, we had contractual obligations relating to operating leases, long-term debt, data processing and credit obligations. These obligations are summarized below. See Notes 8, 11 and 17 to the Consolidated Financial Statements for further discussion.

(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	Over 5 Years
Operating lease obligations	$186,511	$7,641	$15,002	$14,652	$149,216
Long-term debt obligations	405,894	277,166	128,728	—	—
Data processing contracts	19,907	4,831	8,760	6,316	—
Credit obligations	781,032	781,032	—	—	—

Total	$1,393,344	$1,070,670	$152,490	$20,968	$149,216

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

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 740, Income Taxes (ASC 740), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. A valuation allowance was not required as of December 31, 2014. See Note 15, Taxes on Income to the Consolidated Financial Statements, for further discussion of the valuation allowance.

Fair Value Measurements

We adopted FASB ASC 820-10 Fair Value Measurements and Disclosures (ASC 820), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. We consider our accounting policies related to fair value measurements to be critical because they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. See Note 18, Fair Value Disclosures to our Consolidated Financial Statements.

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

Other intangible assets consist mainly of core deposits and covenants not to compete obtained through acquisitions and are amortized over their estimated lives using the present value of the benefit of the core deposits and straight-line methods of amortization. Core deposit intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. See Notes 1 and 9 to our Consolidated Financial Statements for further discussion on Goodwill and Other Intangible Assets.

Recent Accounting Pronouncements

For information on Recent Accounting Pronouncements see Note 1 to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest-rate sensitivity and adjust the sensitivity within our acceptable tolerance ranges. At December 31, 2014 interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by approximately $30.6 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within one-year increased from 94.0% at December 31, 2013 to 101.2% at December 31, 2014. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 0.63% at December 31, 2014 from –3.28% at December 31, 2013. The change in sensitivity since December 31, 2013 was the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. The following table is the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2014 and December 31, 2013.

Change in Interest Rate (Basis Points)	December 31, 2014		December 31, 2013
	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
300	4%	13.76%	-1%	11.78%
200	2%	13.81%	-2%	11.97%
100	-1%	13.59%	-3%	12.13%
—	— %	13.37%	— %	12.25%
-100	-2%	12.51%	-1%	11.92%
-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest income in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio in a stable interest rate environment and the economic value of equity projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 and 300 basis points is deemed not meaningful (NMF) given the low absolute level of interest rates at that time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WSFS Financial Corporation:

We have audited the accompanying consolidated statements of condition of WSFS Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WSFS Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of WSFS Financial Corporation and subsidiaries’ internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 16, 2015

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,	2014	2013	2012
(Dollars in Thousands, Except per Share Data)
Interest Income
Interest and fees on loans	$137,048	$129,138	$130,526
Interest on mortgage-backed securities	13,511	12,834	18,123
Interest and dividends on investment securities	3,285	1,692	498
Interest on reverse mortgage related assets	5,129	2,867	1,080
Other interest income	1,364	391	60

	160,337	146,922	150,287

Interest Expense
Interest on deposits	7,151	7,180	13,101
Interest on Federal Home Loan Bank advances	2,427	1,874	6,252
Interest on federal funds purchased and securities sold under agreements to repurchase	1,051	994	757
Interest on trust preferred borrowings	1,321	1,342	1,480
Interest on bonds payable	15	60	—
Interest on senior debt	3,766	3,771	1,296
Interest on other borrowings	99	113	402

	15,830	15,334	23,288

Net interest income	144,507	131,588	126,999
Provision for loan losses	3,580	7,172	32,053

Net interest income after provision for loan losses	140,927	124,416	94,946

Noninterest Income
Credit/debit card and ATM income	24,129	24,350	22,935
Deposit service charges	17,071	17,208	17,133
Wealth management income	17,364	15,528	13,310
Mortgage banking activities, net	3,994	3,980	2,846
Reverse mortgage consolidation gain	—	3,801	—
Security gains, net	1,037	3,516	21,425
Loan fee income	1,921	1,959	2,340
Bank owned life insurance income	700	270	1,544
Other income	12,062	9,539	5,160

	78,278	80,151	86,693

Noninterest Expense
Salaries, benefits and other compensation	76,387	70,866	66,047
Occupancy expense	14,192	13,486	13,081
Equipment expense	7,705	8,322	7,163
Data processing and operations expenses	6,105	5,924	5,581
Professional fees	6,797	4,016	4,109
FDIC expenses	2,653	3,492	5,658
Loan workout and OREO expenses	2,542	2,536	6,855
Marketing expense	2,403	2,428	2,656
Corporate development costs	4,031	717	—
Debt extinguishment	—	—	3,662
Other operating expense	25,004	21,142	18,533

	147,819	132,929	133,345

Income before taxes	71,386	71,638	48,294
Income tax provision	17,629	24,756	16,983

Net Income	53,757	46,882	31,311
Dividends on preferred stock and accretion of discount	—	1,633	2,770

Net income allocable to common stockholders	$53,757	$45,249	$28,541

Basic	$5.92	$5.13	$3.28
Diluted	$5.78	$5.06	$3.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2014	2013	2012
Net Income	$53,757	$46,882	$31,311
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available-for-sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $14,781, ($19,478), and $9,090 respectively (1)	24,118	(32,057)	15,024
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $393, $1,336 and $8,142 respectively	(643)	(2,180)	(13,283)

	23,475	(34,237)	1,741

Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain, prior service cost and transition obligation, net of tax expense of $808, $0, and $0 respectively	1,319	—	—

Total other comprehensive income (loss)	24,794	(34,237)	1,741

Total comprehensive income	$78,551	$12,645	$33,052

(1)	Includes $2.3 million (net of tax expense of $1.3 million) of other comprehensive income related to the transfer of available-for-sale securities to held-to-maturity.

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CONDITION

Year Ended December 31,	2014	2013
(Dollars in Thousands, Except Per Share Data)
Assets
Cash and due from banks	$93,717	$94,734
Cash in non-owned ATMs	414,188	389,360
Interest-bearing deposits in other banks	134	332

Total cash and cash equivalents	508,039	484,426
Investment securities, available-for-sale	740,124	817,115
Investment securities, held-to-maturity	126,168	—
Loans held-for-sale at fair value	28,508	31,491
Loans, net of allowance for loan losses of $39,426 at December 31, 2014 and $41,244 at December 31, 2013	3,156,652	2,904,976
Reverse mortgage related assets	29,298	37,328
Bank-owned life insurance	76,509	63,185
Stock in Federal Home Loan Bank of Pittsburgh, at cost	23,278	35,869
Assets acquired through foreclosure	5,734	4,532
Accrued interest receivable	11,782	10,798
Premises and equipment	35,074	35,178
Goodwill	48,651	32,235
Intangible assets	8,942	6,743
Other assets	54,561	51,887

Total assets	$4,853,320	$4,515,763

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$804,678	$650,256
Interest-bearing demand	688,370	638,403
Money market	1,066,224	887,715
Savings	402,032	383,731
Time	253,302	236,965
Jumbo certificates of deposit—customer	247,671	221,145

Total customer deposits	3,462,277	3,018,215
Brokered deposits	186,958	168,727

Total deposits	3,649,235	3,186,942
Federal funds purchased and securities sold under agreements to repurchase	128,225	97,000
Federal Home Loan Bank advances	405,894	638,091
Trust preferred borrowings	67,011	67,011
Senior debt	55,000	55,000
Other borrowed funds	11,645	24,739
Reverse mortgage trust bonds payable	—	21,990
Accrued interest payable	1,004	838
Other liabilities	46,255	41,102

Total liabilities	4,364,269	4,132,713

Stockholders’ Equity:
Serial preferred stock $0.01 par value, 7,500,000 shares authorized; issued none at December 31, 2014 and December 31, 2013	—	—
Common stock $0.01 par value, 20,000,000 shares authorized; issued 18,565,708 at December 31, 2014 and 18,476,003 at December 31, 2013	186	185
Capital in excess of par value	201,501	178,477
Accumulated other comprehensive income/(loss)	3,500	(21,294)
Retained earnings	523,099	473,962
Treasury stock at cost, 9,163,096 shares at December 31, 2014 and 9,580,569 shares at December 31, 2013	(239,235)	(248,280)

Total stockholders’ equity	489,051	383,050

Total liabilities and stockholders’ equity	$4,853,320	$4,515,763

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Serial Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In Thousands, except per share and per share amounts)
Balance, December 31, 2011	$1	$182	$220,163	$11,202	$408,865	$(248,280)	$392,133
Net income	—	—	—	—	31,311	—	31,311
Other comprehensive income	—	—	—	1,741	—	—	1,741
Cash dividend, $0.48 per share	—	—	—	—	(4,179)	—	(4,179)
Issuance of common stock, including proceeds from exercise of common stock options	—	2	2,501	—	—	—	2,503
Stock-based compensation expense	—	—	1,577	—	—	—	1,577
Excess tax benefit from exercises of common stock options (1)	—	—	399	—	—	—	399
Preferred stock cash dividends	—	—	—	—	(2,631)	—	(2,631)
Preferred stock discount accretion	—	—	138	—	(138)	—	—
Repurchase of Warrant	—	—	(1,800)	—	—	—	(1,800)

Balance, December 31, 2012	$1	$184	$222,978	$12,943	$433,228	$(248,280)	$421,054

Net income	—	—	—	—	46,882	—	46,882
Other comprehensive loss	—	—	—	(34,237)	—	—	(34,237)
Cash dividend, $0.48 per share	—	—	—	—	(4,224)	—	(4,224)
Issuance of common stock including proceeds from exercise of common stock options	—	1	4,352	—	—	—	4,353
Stock-based compensation expense	—	—	2,938	—	—	—	2,938
Excess tax benefit from exercises of common stock options (1)	—	—	683	—	—	—	683
Preferred stock cash dividends	—	—	—	—	(1,774)	—	(1,774)
Preferred stock discount accretion	—	—	150	—	(150)	—	—
Redemption of preferred stock	(1)	—	(52,624)	—	—	—	(52,625)

Balance, December 31, 2013	$—	$185	$178,477	$(21,294)	$473,962	$(248,280)	$383,050

Net income	—	—	—	—	53,757	—	53,757
Other comprehensive income	—	—	—	24,794	—	—	24,794
Cash dividend, $0.51 per share	—	—	—	—	(4,620)	—	(4,620)
Issuance of common stock including proceeds from exercise of common stock options	—	1	3,612	—	—	—	3,613
Stock-based compensation expense	—	—	3,738	—	—	—	3,738
Excess tax benefit from exercises of common stock options (1)	—	—	797	—	—	—	797
Acquisition of FNBW	—	—	21,177	—	—	11,731	32,908
Repurchase of Warrant	—	—	(6,300)	—	—	—	(6,300)
Treasury stock at cost, 35,188 shares	—	—	—	—	—	(2,686)	(2,686)

Balance, December 31, 2014	$—	$186	$201,501	$3,500	$523,099	$(239,235)	$489,051

(1)	Net of deferred tax adjustments for expired options

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2014	2013	2012
(In Thousands)
Operating activities:
Net income	$53,757	$46,882	$31,311
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,580	7,172	32,053
Depreciation of premises and equipment	5,951	6,007	5,139
Amortization, net	12,099	11,329	12,261
(Increase) decrease in accrued interest receivable	(984)	(1,146)	2,091
(Increase) decrease in other assets	(1,455)	5,470	2,491
Origination of loans held-for-sale	(230,841)	(250,083)	(190,961)
Proceeds from sales of loans held-for-sale	235,908	254,135	222,369
Gain on mortgage banking activity, net	(3,994)	(3,980)	(2,846)
Gain (loss) on mark to market adjustment on trading securities	—	125	(125)
Gain on sale of securities, net	(1,037)	(3,641)	(21,300)
Reverse mortgage consolidation gain	—	(3,801)	—
Stock-based compensation expense	4,535	3,621	1,976
Excess tax benefits from share based payment arrangements	(797)	(683)	(399)
Decrease in accrued interest payable	(65)	(261)	(811)
Increase (decrease) in other liabilities	2,054	(12,465)	4,763
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	144	868	3,701
Increase in value of bank-owned life insurance	(700)	(270)	(1,544)
Deferred income tax (benefit) expense	(5,664)	755	3,591
Increase in capitalized interest, net	(5,435)	(2,653)	(728)

Net cash provided by operating activities	67,056	57,381	103,032

Investing activities:
Maturities and calls of investment securities	4,572	770	9,039
Sales of investment securities available for sale	229,515	274,070	769,982
Purchases of investment securities available for sale	(286,915)	(335,584)	(941,376)
Repayments of investment securities available for sale	79,006	90,041	131,212
Purchases of investment securities held-to-maturity	(1,295)	—	—
Repayments on reverse mortgages	14,677	4,929	—
Disbursements for reverse mortgages	(1,212)	(391)	(189)
Cash received in consolidation of reverse mortgage securitization trust	—	5,833	—
Net cash from business combinations	8,660	(4,029)	—
Net increase in loans	(86,618)	(207,043)	(96,435)
Payment of bank-owned life insurance	—	—	2,021
Net decrease (increase) in stock of Federal Home Loan Bank of Pittsburgh	12,591	(4,704)	4,591
Sales of assets acquired through foreclosure, net	5,191	6,511	14,016
Investment in premises and equipment, net	(4,736)	(2,863)	(8,111)

Net cash used for investing activities	(26,564)	(172,460)	(115,250)

(continued on next page)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Year Ended December 31,	2014	2013	2012
(In Thousands)
Financing Activities:
Net increase (decrease) in demand and savings deposits	$226,400	$63,498	$393,493
(Decrease) increase in time deposits	(23,906)	(153,113)	(147,372)
Increase (decrease) in brokered deposits	18,231	(1,914)	(117,361)
(Decrease) increase in loan payable	(370)	(698)	1,727
Repayment of reverse mortgage trust bonds payable	(21,990)	(4,349)	—
Receipts from federal funds purchased and securities sold under agreement to repurchase	25,741,826	21,291,625	19,027,675
Repayments of federal funds purchased and securities sold under agreement to repurchase	(25,710,601)	(21,304,625)	(18,967,675)
Receipts from FHLB advances	78,831,426	48,790,848	39,981,624
Repayments of FHLB advances	(79,068,675)	(48,529,067)	(40,143,996)
Repayment of unsecured debt	—	—	(30,000)
Issuance of senior debt	—	—	52,681
Dividends paid	(4,644)	(5,998)	(6,810)
Issuance of common stock and exercise of common stock options	3,613	4,353	2,503
Redemption of preferred stock	—	(52,625)	—
Repurchase of common stock warrants	(6,300)	—	(1,800)
Buy back of common stock	(2,686)	—	—
Excess tax benefits from share-based payment arrangements	797	683	399

Net cash (used for) provided by financing activities	(16,879)	98,618	45,088

Increase (decrease) in cash and cash equivalents	23,613	(16,461)	32,870
Cash and cash equivalents at beginning of year	484,426	500,887	468,017

Cash and cash equivalents at end of year	$508,039	$484,426	$500,887

Supplemental Disclosure of Cash Flow Information:
Cash paid in interest during the year	$15,664	$15,696	$24,099
Cash paid for income taxes, net	23,688	21,868	13,806
Loans transferred to assets acquired through foreclosure	4,896	7,289	9,953
Loans transferred to portfolio from held-for-sale at fair value	2,418	9,131	31,987
Net change in accumulated other comprehensive income (loss)	(24,794)	(34,237)	1,741
Fair value of assets acquired, net of cash received	244,836	12,817	—
Fair value of liabilities assumed	236,886	10,127	—
Fair value of assets consolidated	—	41,397	—
Fair value of liabilities consolidated	—	26,339	—
Reissue of treasury stock for FNBW purchase, net	32,908	—	—
Investment securities transferred from available-for-sale to held-to-maturity	124,873
Non-cash goodwill adjustments, net	46	(160)	—

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

WSFS Financial Corporation (the Company, our Company, WSFS, we, our or us) is a savings and loan holding company organized under the laws of the State of Delaware. Our principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), is a federal savings bank organized under the laws of the United States which, at December 31, 2014, served customers from our 55 offices located in Delaware (45), Pennsylvania (8), Virginia (1), and Nevada (1).

In preparing the Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions in 2015 could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending-related commitments, goodwill and intangible assets, post-retirement obligations, the fair value of financial instruments, investment in reverse mortgage, income taxes and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of an allowance for loan losses and lending-related commitments as well as increased post-retirement expense.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the parent company and its wholly-owned subsidiaries, WSFS Bank and Cypress Capital Management, LLC (Cypress).

WSFS Bank has two wholly-owned subsidiaries, including WSFS Wealth Investments and Monarch Entity Services LLC (Monarch). WSFS Wealth Investments markets various third-party insurance and securities products to Bank customers through the Bank’s retail banking system. Monarch provides commercial domicile services which include employees, directors, subleases and registered agent services in Delaware and Nevada.

Cypress was formed to provide asset management products and services. As a Wilmington-based investment advisory firm servicing high net worth individuals and institutions, it has approximately $661 million in assets under management at December 31, 2014, compared to approximately $614 million at December 31, 2013.

WSFS Capital Trust III (the Trust) is our unconsolidated subsidiary, and was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities. The proceeds from this issue were used to fund the redemption of $51.5 million of Floating Rate WSFS Capital Trust I Preferred Securities (formerly, WSFS Capital Trust I). WSFS Capital Trust I invested all of the proceeds from the sale of the Pooled Floating Rate Capital Securities in our Junior Subordinated Debentures.

In addition to the subsidiaries listed above, as of December 31, 2013 the Company also had one consolidated variable interest entity (VIE), SASCO 2002-RM1 (SASCO), which is a reverse mortgage securitization trust. This entity was combined with WSFS Bank in 2014.

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

Debt and equity securities include mortgage-backed securities (MBS), municipal bonds, U.S. Government and agency securities and certain equity securities. Premiums and discounts on debt and equity securities, held-to-maturity and available-for-sale, are recognized in interest income using a level yield method over the period to expected maturity. The fair value of debt and equity securities is primarily obtained from third-party pricing services. Implicit in the valuation are estimated prepayments based on historical and current market conditions.

When we conclude an investment security is other-than-temporarily impaired (OTTI), a loss for the difference between the investment security’s carrying value and its fair value may be recognized as a reduction to non-interest income in the Consolidated Statements of Operations. For an investment in a debt security, if we intend to sell the investment security or it is more likely than not that we will be required to sell it before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell the investment security and conclude that it is not more likely than not we will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into “credit” and “other” components. The “other” component of the OTTI is included in other comprehensive income/loss, net of the tax effect, and the “credit” component of the OTTI is included as a reduction to non-interest income in the Consolidated Statements of Operations. We are required to use our judgment to determine impairment in certain circumstances. The specific identification method is used to determine realized gains and losses on sales of investment and mortgage-backed securities. All sales are made without recourse.

Reverse Mortgage Loans

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

For additional detail regarding reverse mortgages, see Note 7 to the Consolidated Financial Statements.

Loans

Loans are stated net of deferred fees and costs. Interest income on loans is recognized using the level yield method. Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans using a level yield method over the period to maturity.

A loan is impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. In addition, all loans restructured in a troubled debt restructuring are considered to be impaired. Impaired loans include loans within our commercial (investor and owner-occupied), commercial mortgage, commercial construction, residential mortgages and consumer portfolios. Our policy for recognition of interest income on impaired loans, excluding accruing loans, is the same as for nonaccrual loans discussed below.

In addition to originating loans, we occasionally acquire loans through mergers or loan purchase transactions. Some of these acquired loans may exhibit deteriorated credit quality that has occurred since origination and we may not expect to collect all contractual payments. Accounting for these purchased credit-impaired loans is done in accordance with ASC 310-30. The loans are initially recorded at fair value on the acquisition date, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans are evaluated for impairment on a quarterly basis with complete updating of the estimated cash flows on a semi-annual basis, and if a loan is determined to be impaired but considered collateral dependent, it will have no accretable yield.

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

We have established the loan loss allowance in accordance with guidance provided by the SEC’s Staff Accounting Bulletin 102 (SAB 102). Our methodology for assessing the appropriateness of the allowance consists of several key elements which include: a specific allowance for identified impaired loans, an allowance for pools of homogeneous loans, adjustments for qualitative and environmental factors and an allowance for model estimation and complexity risk. Impairment of troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is collateral dependent. Troubled debt restructures consist of concessions granted to borrowers facing financial difficulty. For additional detail regarding the provision for loan losses, see Note 6 to the Consolidated Financial Statements.

Loans Held-for-Sale

Loans held-for-sale are carried at their fair value on a loan level.

Assets Acquired Through Foreclosure

Assets acquired through foreclosure are recorded at the lower of the recorded investment in the loans or their fair value less estimated disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value less estimated disposal costs. Costs relating to holding or disposing of the assets are charged to expense in the current period. We write-down the value of the assets when declines in fair value below the carrying value are identified. Loan workout and OREO expenses include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to fair value less estimated disposal costs. During 2014, we recorded $672,000 in charges (including write-downs and net losses on sales of assets) related to assets acquired through foreclosure (REO). These charges were $592,000 and $4.3 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2014 we had $4.4 million in residential real estate in process of foreclosure.

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

Loss Contingency for Unfunded Commitments

We maintain a loss contingency accrual for probable losses related to unfunded commitments. The determination of the loss contingency for unfunded commitments requires significant judgment reflecting management’s best estimate of probable losses related to unfunded commitments.

Income Taxes

The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement basis and tax basis of assets and liabilities.

We account for income taxes in accordance with Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. ASC 740. It prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

(In Thousands, Except Per share Data)	2014	2013	2012
Numerator:
Net income allocable to common shareholders	$53,757	$45,249	$28,541

Denominator:
Denominator for basic earnings per share — weighted average shares	9,073	8,818	8,712
Effect of dilutive employee stock options, restricted stock and warrants	230	125	78

Denominator for diluted earnings per share — adjusted weighted average shares and assumed exercised	9,303	8,943	8,790

Earnings per share:
Basic:
Net income allocable to common shareholders	$5.92	$5.13	$3.28

Diluted:
Net income allocable to common shareholders	$5.78	$5.06	$3.25

Outstanding common stock equivalents having no dilutive effect	42	441	276

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to clarify the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We have determined that the adoption does not materially effect our Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-01, “Investments — Equity Method and Joint Ventures (Topic 323) — Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The ASU permits an entity to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The decision to apply the proportionate amortization method of accounting should be applied consistently to all qualifying affordable housing project investments. A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The amendments are effective for annual and interim periods beginning after December 15, 2014. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

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

2.    BUSINESS COMBINATIONS

First Wyoming Financial Corporation

On September 5, 2014, the Company completed the merger of First Wyoming Financial Corporation (FNBW) into the Company and the merger of FNBW’s wholly-owned subsidiary, The First National Bank of Wyoming (First Wyoming) into the Bank. In accordance with the terms of the Agreement and Plan of Merger, dated November 25, 2013 holders of shares of FNBW common stock received, in aggregate, $32.0 million in cash and 452,661 shares of WSFS common stock. The transaction was valued at $64.9 million based on WSFS’ closing share price of $72.70 on the NASDAQ stock market as of September 5, 2014. This in-market combination significantly bolsters our presence in Kent County and strengthens our position as the leading independent community bank in Delaware. The results of the combined entity’s operations are included in our unaudited Consolidated Statements of Operations for the period beginning on September 5, 2014, the date of the acquisition.

The acquisition of FNBW was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the preliminary fair value of net assets acquired was recorded as goodwill in the amount of $16.4 million, which will not be amortizable and is not deductible for tax purposes. The Company allocated the total balance of goodwill to its WSFS Bank segment. The Company also recorded $3.2 million in core deposit intangibles which will be amortized over ten years using an accelerated depreciation method.

The fair values listed below are preliminary estimates and are subject to adjustment. While they are not expected to be materially different than those shown, any adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition.

In connection with the merger, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(In Thousands)	Fair Value
Consideration Paid:
Common shares issued (452,661)	$32,908
Cash paid to FNBW stockholders	32,028

Value of consideration	64,936
Assets acquired:
Cash and due from banks	40,605
Investment securities	41,822
Loans	175,966
Premises and equipment	1,644
Deferred income taxes	3,139
Bank owned life insurance	12,624
Core deposit intangible	3,240
Other Real Estate Owned	1,641
Other assets	4,771

Total assets	285,452
Liabilities assumed:
Deposits	228,844
FHLB advances	5,052
Other liabilities	2,990

Total liabilities	236,886
Net assets acquired:	48,566

Goodwill resulting from acquisition of FNBW:	$16,370

The following table details the changes to goodwill:

Fair Value
Goodwill resulting from the acquisition of FNBW reported as of September 30, 2014	$16,467
Effects of adjustments to:
Assets	(187)
Liabilities	99
Final purchase price	(9)

Adjusted goodwill resulting from the acquisition of FNBW as of December 31, 2014	$16,370

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates.

Acquired loans were recorded at their fair value as of the acquisition date. The fair value was based on a discounted cash flow methodology that uses assumptions as to credit risk, default rates, collateral values, loss severity, along with estimated prepayment rates. Non-impaired acquired loans had a gross contractual balance of $163.7 million and a fair value of $158.7 million. Loans that had deteriorated in credit quality since their origination, and for which it was probable that all contractual cash flows would not be received, were accounted for in accordance with ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The gross contractual balance of the impaired loans was $24.2 million with a fair value of $17.3 million. For additional information regarding acquired impaired loans, see Note 4 to the Consolidated Financial Statements.

The Company acquired FNBW’s investment portfolio with a fair value of $41.8 million, of which $31.5 million were sold at acquisition. The fair value of the investment portfolio was determined by taking into account market prices obtained from independent valuation sources and subsequent sales. For additional information regarding level 2 valuation, see Note 18 to the Consolidated Financial Statements.

The Company recorded a deferred income tax asset (DTA) of $3.1 million related to tax attributes of FNBW along with the effects of fair value adjustments resulting from acquisition accounting for the combination.

The fair value of savings and transaction deposit accounts acquired was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. The valuation adjustment will be accreted or amortized to interest expense over the remaining maturities of the respective pools.

The fair value of the FHLB advance was determined based on the prepayment penalties that would have been assessed as of September 5, 2014 by the FHLB for its redemption. The adjustment to the face value of the borrowing will be accreted to reduce interest expense over the remaining life of the advance.

Direct costs related to the acquisition were expensed as incurred. During the twelve months ended December 31, 2014, the Company incurred $3.8 million in integration expenses, including $1.1 million in salary and benefits, $1.4 million in data processing expense, $690,000 in professional fees and $296,000 in marketing expense.

Array Financial Group, Inc. and Arrow Land Transfer Company Acquisition

On July 31, 2013, WSFS Bank completed the purchase of Array Financial Group, Inc. (Array), a Delaware Valley mortgage banking company, specializing in a variety of residential mortgage and refinancing solutions, and Arrow Land Transfer Company (Arrow), an abstract and title company that is a related entity to Array.

These companies were acquired through an asset purchase transaction for the purchase price of $8.0 million (including a $1.4 million payment for the working capital of the two companies), $4.0 million of which can be earned through a five-year earn out based on achieved earnings contribution targets, the fair value of which is $2.2 million at December 31, 2014. Operating results of Array and Arrow are included in the Consolidated Financial Statements since the date of acquisition.

The transaction was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill, which will not be amortizable for book purposes, however will be deductible for tax purposes. We allocated the total balance of goodwill to our WSFS Bank segment. We also recognized $2.4 million in intangible assets which will be amortized over seven years utilizing the straight-line method.

In connection with the merger, the consideration paid and the fair value of the assets acquired and the liabilities assumed as of the date of acquisition are summarized in the following table:

(In Thousands)	Fair Value
Consideration Paid:
Cash paid at closing	$5,374
Fair value of contingent consideration	2,771

Value of consideration	8,145
Assets acquired:
Cash	1,185
Accounts receivable	220
Fixed assets	148
Loans held-for-sale	10,096
Intangible assets	2,353
Other assets	338

Total assets	14,340
Liabilities assumed:
Warehouse line of credit	10,067
Accounts payable	60
Other liabilities	203

Total Liabilities	10,330
Net assets acquired	4,010

$4,135

The following table details the changes to goodwill during the one year measurement period after the purchase. The goodwill adjustments are the changes in the derivative assets and liabilities relating to the loan commitment pipeline and changes in the fair value of contingent consideration from the amounts originally reported on the Form 10-K for the year ended December 31, 2013.

(In Thousands)	Fair Value
Goodwill resulting from acquisition of Array and Arrow reported for the year ended December 31, 2013	$4,089
Effect of adjustments to:
Other assets	(338)
Contingent liabilities	181
Other liabilities	203

Adjusted goodwill resulting from acquisition of Array & Arrow as of December 31, 2014	$4,135

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our available-for-sale and held-to-maturity investment securities:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2014
State and political subdivisions	$—	$—	$—	$—
U.S. Government and government sponsored Enterprises (GSE)	30,020	14	(74)	29,960
Collateralized Mortgage Obligation (CMO) (1)	193,672	874	(1,614)	192,932
Federal National Mortgage Association (FNMA) MBS	291,606	2,053	(1,106)	292,553
Federal Home Loan Mortgage Corporation MBS (FHLMC)	146,742	672	(532)	146,882
Government National Mortgage Association MBS (GNMA)	77,364	701	(268)	77,797

	$739,404	$4,314	$(3,594)	$740,124

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2013
U.S. Government and agencies
State and political subdivisions	$105,354	$257	$(5,426)	$100,185
GSE	32,082	93	(17)	32,158
CMO (1)	103,064	28	(5,535)	97,557
FNMA MBS	382,909	20	(15,801)	367,128
FHLMC MBS	129,460	29	(4,994)	124,495
GNMA MBS	97,830	743	(2,981)	95,592

	$850,699	$1,170	$(34,754)	$817,115

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
December 31, 2014
State and political subdivisions	$126,168	$3	$—	$126,171

(1)	Agency CMOs classified as available-for-sale totaled $193.7 million and $103.1 million as of December 31, 2014 and 2013, respectively.

There were no held-to-maturity securities as of December 31, 2013.

At December 31, 161 municipal securities with a fair value of $124.9 million were transferred from available-for-sale to held-to-maturity. The reclassification was permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity. These securities had an unrealized gain of $3.6 million at the time of transfer which continues to be reflected in accumulated other comprehensive gain on the Statement of Condition, net of subsequent accretion, which will be recognized over the life of the securities.

At December 31, 2014 the amortized cost of held to investments consisted of the following (in thousands):

(In Thousands)	Original Cost	Unrealized Gain at Transfer	Accretion	Amortized Cost
Transferred securities	$121,314	$3,559	$—	$124,873
Other held-to-maturity securities	1,295	—	—	1,295

Total	$122,609	$3,559	$—	$126,168

The scheduled maturities of investment securities available-for-sale at December 31, 2014 and December 31, 2013 were as follows:

	Available-for-Sale
(In Thousands)	Amortized Cost	Fair Value
2014 (1)
Within one year	$10,000	$10,014
After one year but within five years	20,020	19,946
After five years but within ten years	134,453	133,395
After ten years	574,931	576,769

	$739,404	$740,124

2013 (1)
Within one year	$16,319	$16,378
After one year but within five years	19,761	19,986
After five years but within ten years	229,033	217,911
After ten years	585,586	562,840

	$850,699	$817,115

	Held-to-Maturity
(In Thousands)	Amortized Cost	Fair Value
2014 (1)
Within one year	$3,608	$3,608
After one year but within five years	6,217	6,217
After five years but within ten years	9,733	9,736
After ten years	106,610	106,610

	$126,168	$126,171

(1)	Actual maturities could differ from contractual maturities.

There were no held-to-maturity securities as of December 31, 2013.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers have the right to call or prepay obligations with or without a prepayment penalty.

Investment securities with fair market values aggregating $470.4 million, $447.7 million and $486.9 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of December 31, 2014, 2013 and 2012, respectively. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were no FHLB pledged investment securities at December 31, 2014, 2013 or 2012.

During 2014, we sold $227.7 million of investment securities categorized as available-for-sale for net gains of $1.0 million, of which $1.1 million was gain and $60,000 was losses. In 2013, we sold $274.1 million investment securities categorized as available-for-sale for net gains of $3.5 million, of which $3.7 million was gain and $230,000 was losses. The cost basis of all investment securities sales is based on the specific identification method.

As of December 31, 2014, our investment securities portfolio had remaining unamortized premiums of $22.4 million and $188,000 of unaccreted discounts.

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2014.

	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-sale securities:
State and political subdivisions	$—	$—	$—	$—	$—	$—
GSE	19,945	74	—	—	19,945	74
CMO	15,492	108	61,630	1,506	77,122	1,614
FNMA MBS	—	—	103,207	1,106	103,207	1,106
FHLMC MBS	23,901	54	58,267	478	82,168	532
GNMA MBS	—	—	48,312	268	48,312	268

Total temporarily impaired investments	$59,338	$236	$271,416	$3,358	330,754	3,594

There were no held-to-maturity securities in an unrealized loss position as of December 31, 2014.

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

There were no held-to-maturity securities as of December 31, 2013.

All securities, with the exception of two, were AA-rated or better at the time of purchase and remained investment grade at December 31, 2014. In December 2014, we purchased a BBB- bond with a fair market value of $1.3 million as part of a financing transaction for an ongoing lending relationship. On September 5, 2014, we acquired one unrated municipal bond with a fair value of $179,000. All securities were evaluated for OTTI at December 31, 2014 and 2013. The result of this evaluation showed no OTTI as of December 31, 2014 or 2013. The weighted average duration of MBS was 4.0 years at December 31, 2014.

At December 31, 2014, we owned investment securities totaling $330.8 million in which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $3.6 million at December 31, 2014. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of other than temporary impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

4. ACQUIRED CREDIT IMPAIRED LOANS

On September 5, 2014, $24.2 million of impaired loans were acquired from FNBW. Loans that have deteriorated in credit quality since their origination, and for which it is probable that all contractual cash flows will not be received, are accounted for in accordance with (ASC 310-30) Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, acquired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are expected to be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding. At December 31, 2014, there were three acquired loans accounted for under ASC 310-20 classified as nonaccrual loans with a carrying value of $217,000. There is no allowance for loan losses on any of the acquired loans, because any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. Updates to expected cash flows for acquired impaired loans accounted for under ASC 310-30 may result in a provision for loan losses and the establishment of an allowance for loan losses to the extent the amount and timing of expected cash flows decrease compared to those originally estimated at acquisition.

The following table details the impaired loans that are accounted for in accordance with ASC 310-30 as of September 5, 2014:

(In Thousands)
Contractually required principal and interest at acquisition*	$27,086
Contractual cash flows not expected to be collected (nonaccretable difference)	7,956

Expected cash flows at acquisition	19,130
Interest component of expected cash flows (accretable yield)	1,790

Fair value of acquired loans accounted for under FASB ASC 310-30	$17,340

*	The difference between $27.1 and $24.2 in Note 2 is contractual interest to be received

The outstanding principal balance and carrying amounts for acquired credit impaired loans for which the Company applies ASC 310-30 as of December 31, 2014:

(In Thousands)
Outstanding principal balance	$22,752
Carrying amount	$15,893
Allowance for Loan Loss	N/A

The following table presents the changes in accretable yield on the acquired credit impaired loans from September 5, 2014 to December 31, 2014:

Accretable Yield
Balance as of September 5, 2014	$1,790
Accretion	(250)
Reclassification from nonaccretable difference	—
Additions/adjustments	(42)
Disposals	—

Ending balance as of December 31, 2014	$1,498

5. LOANS

The following table details our loan portfolio by category:

December 31,	2014	2013
(In Thousands)
Commercial	$920,072	$810,882
Owner occupied commercial	788,598	786,360
Commercial Mortgages	805,459	725,193
Construction	142,497	106,074
Residential	218,329	221,520
Consumer	327,543	302,234

	3,202,498	2,952,263

Less:
Deferred fees, net	6,420	6,043
Allowance for loan losses	39,426	41,244

Net loans	$3,156,652	$2,904,976

Nonaccruing loans aggregated $24.1 million, $31.0 million and $47.8 million at December 31, 2014, 2013 and 2012, respectively. If interest on all such loans had been recorded in accordance with contractual terms, net interest income would have increased by $800,000 in 2014, $1.0 million in 2013, and $1.6 million in 2012.

The total amounts of loans serviced for others were $153.3 million, $229.8 million and $263.4 million at December 31, 2014, 2013 and 2012, respectively, which consisted of residential first mortgage loans and reverse mortgage loans. We received fees from the servicing of loans of $285,000, $342,000 and $359,000 during 2014, 2013 and 2012, respectively.

We record mortgage-servicing rights on our mortgage loan-servicing portfolio. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans we acquire or originate. The value of these servicing rights was $321,000 and $419,000 at December 31, 2014 and 2013, respectively. Mortgage loans serviced for others are not included in loans in the accompanying Consolidated Statements of Condition. Changes in the fair value of these servicing rights resulted in net loss of $98,000 during 2014 and net income of $178,000 during 2013. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in mortgage banking activities, net in the Consolidated Statements of Operations.

Accrued interest receivable on loans outstanding was $8.5 million and $7.8 million at December 31, 2014 and 2013, respectively.

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

When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan if necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. During the twelve months ended December 31, 2014, net charge-offs totaled $5.4 million, or 0.18% of average loans, compared to $9.9 million, or 0.34% of average loans during the twelve months ended December 31, 2013. We charge loans off when they are deemed to be uncollectible.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled into the following segments: Commercial, Owner-Occupied, Commercial Real Estate and Construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last 16 quarters. Loss severity is calculated as the actual loan losses (net of recoveries) on impaired loans in the respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage and consumer loans. Pooled reserves for retail loans are calculated based solely on the previous four year average net loss rate.

Qualitative adjustment factors consider various current internal and external conditions, are allocated among loan types and take into consideration the following:

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

The above factors are based on their relative standing compared to the period which historic losses are used in core reserve estimates and current directional trends. Each individual qualitative factor in our model can add or subtract to core reserves. A special adjustment factor of 7.5 basis points was applied to the commercial portfolio as additional qualitative consideration not taken into consideration in the qualitative factors. In addition, management has established a new special adjustment factor to address the absence of default history within the construction segment for certain risk ratings. This additional adjustment factor added $1.2 million in reserves to this segment which is equal to a 1.25% reserve for construction loans. Finally, a continued economic trend relative to the three and five year averages as well as current trends have resulted in the further reduction of other applied factors.

The allowance methodology uses a loss emergence period (the period of time between an event that triggers the probability of a loss and the confirmation of the loss, LEP) of nine quarters based on generally improving economic conditions. Industry and historical data indicates that the LEP lengthens in an improving economy as the length of time between an adverse financial event and subsequent loss is extended.

The final component of the allowance is a reserve for model estimation and complexity risk. The calculation of reserves is generally quantitative; however, qualitative estimates of valuations and risk assessment, and methodology judgements, are necessary. We review the qualitative estimates of valuation factors quarterly and management uses its judgment to make adjustments based on current trends. The model complexity risk factor was 5 basis points of total loans for December 31, 2014.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.

The following tables provide an analysis of the allowance for loan losses and loan balances as of and for the year ended December 31, 2014 and December 31, 2013:

(In Thousands)	Commercial	Owner Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Twelve months ended December 31, 2014
Allowance for loan losses
Beginning balance	$12,751	$7,638	$6,932	$3,326	$3,078	$6,494	$1,025	$41,244
Charge-offs	(3,587)	(1,085)	(425)	(88)	(811)	(2,855)	—	(8,851)
Recoveries	1,611	249	202	242	168	981	—	3,453
Provision (credit) for loan losses	2,062	(159)	557	(884)	88	1,421	495	3,580

Ending balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426

Period-end allowance allocated to:
Loans individually evaluated for impairment	$3,034	609	319	334	790	231	—	5,317
Loans collectively evaluated for impairment	9,803	6,034	6,947	2,262	1,733	5,810	1,520	34,109

Ending balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$12,381	$2,474	$8,335	$1,419	$15,666	$6,376	$—	$46,651	(2)
Loans collectively evaluated for impairment	872,398	743,680	753,451	127,324	184,788	312,539	—	2,994,180
Acquired nonimpaired loans	32,024	40,180	37,697	9,891	17,363	8,619	—	145,774
Acquired impaired loans	3,269	2,264	5,976	3,863	512	9	—	15,893

Ending balance	$920,072	$788,598	$805,459	$142,497	$218,329	$327,543	$—	$3,202,498	(3)

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans at December 31, 2014, represents accruing troubled debt restructured loans of $22.6 million which are considered to be impaired.
(3)	Ending loan balances do not include deferred costs of $6.4 million and $6.0 million for December 31, 2014 and for December 31, 2013.

(In Thousands)	Commercial	Owner Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Twelve months ended December 31, 2013
Allowance for loan losses
Beginning balance	$13,663	$6,108	$8,079	$6,456	$3,124	$5,631	$861	$43,922
Charge-offs	(2,636)	(1,225)	(1,915)	(1,749)	(1,226)	(4,913)	—	(13,664)
Recoveries	1,003	128	685	989	122	887	—	3,814
Provision (credit) for loan losses	721	2,627	83	(2,370)	1,058	4,889	164	7,172

Ending balance	$12,751	$7,638	$6,932	$3,326	$3,078	$6,494	$1,025	$41,244

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,781	$12	$1,987	$—	$989	$134	$—	$4,903
Loans collectively evaluated for impairment	10,970	7,626	4,945	3,326	2,089	6,360	1,025	36,341

Ending balance	$12,751	$7,638	$6,932	$$3,326	$3,078	$6,494	$1,025	$41,244

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$5,003	$5,197	$8,661	$1,158	$17,852	$5,411	$—	$43,282	(2)
Loans collectively evaluated for impairment	805,879	781,163	716,532	104,916	203,668	296,823	—	2,908,981

Ending balance	$810,882	$786,360	$725,193	$106,074	$221,520	$302,234	$—	$2,952,263

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans at December 31, 2013 represents accruing troubled debt restructured loans which are considered to be impaired loans of $12.3 million

Non-Accrual and Past Due Loans

Nonaccruing loans are those on which the accrual of interest has ceased. We discontinue accrual of interest on originated loans after payments become more than 90 days past due or earlier if we do not expect the full collection of principal or interest in accordance with the terms of the loan agreement. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the accretion of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectability of principal and interest. Loans greater than 90 days past due and still accruing are defined as loans contractually past due 90 days or more as to principal or interest payments, but remain in accrual status because they are considered well secured and in the process of collection.

The following tables show our nonaccrual and past due loans at the dates indicated:

At Dec. 31, 2014	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
(In Thousands)
Commercial	$715	$—	$—	$715	$913,382	3,269	2,706	$920,072
Owner occupied commercial	393	—	—	393	783,466	2,264	2,475	788,598
Commercial mortgages	203	—	—	203	791,035	5,976	8,245	805,459
Construction	—	—	—	—	138,634	3,863	—	142,497
Residential	3,879	604	—	4,483	206,266	512	7,068	218,329
Consumer	1,241	342	4	1,587	322,390	9	3,557	327,543

Total (1)	$6,431	$946	$4	$7,381	$3,155,173	$15,893	$24,051	$3,202,498

% of Total Loans	0.20%	0.03%	0.00%	0.23%	98.52%	0.50%	0.75%	100.00%

(1)	Balances in table above includes $145.8 million in acquired non-impaired loans.

At Dec. 31, 2013	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
(In Thousands)
Commercial	$1,447	$—	$—	$1,447	$805,132	$—	$4,303	$810,882
Owner occupied commercial	538	—	—	538	780,625	—	5,197	786,360
Commercial mortgages	83	1,049	—	1,132	715,496	—	8,565	725,193
Construction	—	—	—	—	104,916	—	1,158	106,074
Residential	1,952	1,348	533	3,833	209,255	—	8,432	221,520
Consumer	1,095	177	—	1,272	297,669	—	3,293	302,234

Total	$5,115	$2,574	$533	$8,222	$2,913,093	—	$30,948	$2,952,263

% of Total Loans	0.17%	0.09%	0.02%	0.28%	98.67%	—%	1.05%	100.00%

Impaired Loans

Loans for which it is probable we will not collect all principal and interest due according to contractual terms, which is assessed based on the credit characteristics of the loan and/or payment status, are measured for impairment in accordance with the provisions of SAB 102. The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the fair value of collateral, if the loan is collateral dependent or (3) the loan’s observable market price. If the measure of the impaired loan is less than the recorded investment in the loan, a related allowance is allocated for the impairment.

The following tables provide an analysis of our impaired loans at December 31, 2014 and December 31, 2013:

2014 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loan with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Commercial	$12,381	$580	$11,801	$3,034	$20,924	$5,952
Owner-occupied commercial	2,474	1,865	609	609	3,708	4,461
Commercial mortgages	8,335	4,732	3,603	319	14,383	11,005
Construction	1,419	—	1,419	334	1,419	1,013
Residential	15,666	7,068	8,598	790	18,967	17,296
Consumer	6,376	3,557	2,819	231	7,162	5,902

Total	$46,651	$17,802	$28,849	$5,317	$66,563	$45,629

2013 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loan with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Commercial	$5,003	$2,362	$2,641	$1,781	$13,013	$5,347
Owner-occupied commercial	5,197	5,184	12	12	8,293	11,542
Commercial mortgages	8,661	2,784	5,877	1,987	16,566	10,444
Construction	1,158	1,158	—	—	1,563	968
Residential	17,852	9,750	8,103	989	20,153	18,047
Consumer	5,411	4,767	644	134	6,056	5,455

Total	$43,282	$26,005	$17,277	$4,903	$65,644	$51,803

(1)	Reflects loan balances at or written down to their recorded investment.

Interest income of $1.8 million and $922,000 was recognized on impaired loans during 2014 and 2013 respectively.

Reserves On Acquired Nonimpaired Loans

In accordance with FASB ASC 310, Receivables, loans acquired by the Bank through its merger with FNBW are required to be reflected on the balance sheet at their fair values as opposed to their book values on the date of acquisition. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date the bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s fair value, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the Allowance at December 31:

Commercial Credit Exposure

									Total Commercial
	Commercial		Owner Occupied Commercial		Commercial Mortgages		Construction		2014		2013
(In Thousands)	2014	2013	2014	2013	2014	2013	2014	2013	Amount	Percent	Amount	Percent
Risk Rating:
Special mention	$4,744	$12,566	$6,989	$4,747	$9,065	$2,092	$—	$226	20,798		$19,631
Substandard:
Accrual	42,377	56,806	14,436	45,181	9,167	8,146	1,085	3,599	67,065		113,732
Nonaccrual	1,225	2,362	1,865	5,185	7,927	2,784	—	1,158	11,017		11,489
Doubtful/nonaccrual	3,034	2,641	609	12	319	5,877	334	—	4,296		8,530

Total special mention and substandard	51,380	74,375	23,899	55,125	26,478	18,899	1,419	4,983	103,176	4%	153,382	6%
Acquired impaired loans	3,269	—	2,264	—	5,976	—	3,863	—	15,372	1%	—	—
Pass	865,423	736,507	762,435	731,235	773,005	706,294	137,215	101,091	2,538,078	95%	2,275,127	94%

Total	$920,072	$810,882	$788,598	$786,360	$805,459	$725,193	$142,497	$106,074	$2,656,626	100%	$2,428,509	100%

(1)	Table includes $119.8 million in acquired non-impaired loans.

Consumer Credit Exposure

					Total Residential and Consumer
	Residential		Consumer		2014		2013
(In Thousands)	2014	2013	2014	2013	Amount	Percent	Amount	Percent
Nonperforming (1)	$15,666	$17,852	$6,376	$5,411	$22,042	4%	$23,263	4%
Acquired impaired loans	512	—	9	—	521	—%	—	—%
Performing	202,151	203,668	321,158	296,823	523,309	96%	500,491	96%

Total	$218,329	$221,520	$327,543	$302,234	$545,872	100%	$523,754	100%

(1)	Includes $11.4 million as of December 31, 2014 and $11.5 million as of December 31, 2013 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans modified terms and are accruing interest.
(2)	Total includes $26.0 million in acquired non-impaired loans.

Troubled Debt Restructurings (TDR)

The balance of TDRs at December 31, 2014 and December 31, 2013 was $36.2 million and $27.6 million, respectively. The balances at December 31, 2014 include approximately $13.6 million of TDRs in nonaccrual status and $22.6 million of TDRs in accrual status compared to $15.3 million of TDRs in nonaccrual status and $12.3 million of TDRs in accrual status at December 31, 2013. Approximately $4.2 million and $4.1 million in related reserves have been established for these loans at December 31, 2014 and December 31, 2013, respectively.

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

During 2014, the terms of 25 loans were modified in TDRs, of which seven were commercial loans and the remaining were residential and consumer loans. Our concessions on the restructured loans consisted of eight extensions of maturities, seven reductions in interest rates and four reductions of interest rates with extensions of maturities. Additionally, the TDRs included four bankruptcies and two forbearance agreements. Principal balances are generally not forgiven by us when a loan is modified as a TDR. Nonaccruing restructured loans may return to accrual status, if there has been a period of sustained repayment performance, typically six months, and repayment is reasonably assured.

The following table presents loans identified as TDRs during the twelve months ended December 31, 2014 and December 31, 2013:

(In Thousands)	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013
Commercial	$9,356	$9,241
Commercial mortgages	3,430	7,056
Construction	1,419	—
Residential	2,062	1,076
Consumer	1,612	1,323

	$17,879	$18,696

The TDRs set forth in the table above increased our allowance for loan losses by $2.2 million through allocation of a related reserve, and resulted in charge-offs of $54,000 during the twelve months ended December 31, 2014. For the twelve months ended December 31, 2013, the TDRs set forth in the table above increased our allowance for loan losses by $82,000 through allocation of a related reserve, and resulted in charge-offs of $381,000.

7. REVERSE MORTGAGES AND RELATED ASSETS

Reverse mortgages and related assets include only reverse mortgage loans as of December 31, 2014. In addition, prior to the clean-up call discussed below, the SASCO 2002-RM’s Class “O” certificates and the BBB-rated tranche of this reverse mortgage security were also included for the year ended December 31, 2013.

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

During the third quarter of 2013, we obtained the right to execute a clean-up call on the underlying collateral. This event led us to consolidate the assets and liabilities of the securitization trust, SASCO 2002 RM-1, on our Consolidated Statement of Condition in accordance with ASC 810, Consolidation as of December 31, 2013. As a result of consolidation of the reverse mortgage trust in 2013, a DTA was recorded at that time. However, because the reverse mortgage trust was not able to be consolidated for income tax purposes, a full valuation allowance was also recorded at that time on the DTA due to the uncertainty of realizing this benefit. On January 27, 2014, WSFS completed the legal call of the reverse mortgage trust bonds and the redemption of the trust’s preferred stockholders, eliminating this uncertainty since the reverse mortgage trust’s assets have now been combined with the Bank’s for tax purposes. As a result, WSFS removed the valuation allowance, and recorded a tax benefit of approximately $6.7 million during 2014.

Our existing investment in reverse mortgages has been combined with the consolidated reverse mortgage loans for a total of $29.3 million at December 31, 2014. The portfolio consists of 112 loans with an average borrowers’ age of 93 years old and there is currently significant overcollateralization in the portfolio, as the realizable collateral value (the lower of collectible principal and interest, or appraised value and annual broker price opinion of the home) of $53.3 million well exceeds the outstanding book balance at December 31, 2014.

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

To determine the carrying value of these reverse mortgages as of December 31, 2014, we used a proprietary model and actual cash flow information to estimate future cash flows. There are three main drivers of cash flows 1) move-out rates, 2) house price appreciation HPA forecasts and 3) internal rate of return.

1)	Move-out rates — The projections incorporate actuarial estimates of contract termination using mortality tables published by the Office of the Actuary of the United States Bureau of Census, adjusted for expected prepayments and relocations. During 2014 we updated these mortality tables to the new tables issued in October 2014.

2)	House Price Appreciation — Consistent with other residential mortgage analyses from various market sources, we forecast a 2.5% increase in housing prices during 2015 and a 2.0% increase in the following year and thereafter. We believe this forecast continues to be appropriate given the nature of reverse mortgage collateral and historical under-performance to the broad housing market. Annually, during the fourth quarter, housing price estimates are updated through broker price opinions.

3)	Internal Rate of Return — As of December 31, 2014, the internal rate of return (IRR) of 17.16% was the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated.

As of December 31, 2014, the Company’s actuarially estimated cash payments to reverse mortgagors were as follows:

Year Ending
2015	$712
2016	576
2017	461
2018	365
2019	285
Years 2020 — 2024	678
Years 2025 — 2029	143
Years 2030 — 2034	21
Thereafter	2

Total	$3,243

This	table does not take into consideration cash inflow including payments from mortgagors or payoffs based on contractual terms.

The amount of the contract value that would be forfeited if the Company were not to make cash payments to reverse mortgagors in the future is $7.9 million.

The future cash flows depend on the HPA assumptions. If the future changes in collateral value were assumed to be zero, income would decrease by $641,000 for the year ended December 31, 2014 with an IRR of 15.60%. If the future changes in collateral value were assumed to be reduced by 1%, income would decrease by $321,000 with an IRR of 16.38%. For December 31, 2013, future cash flows depended on the HPA assumptions. The assumptions for 2013 were, if the future changes in collateral value were assumed to be zero, income would decrease by $155,000 for the year ended December 31, 2013 with an IRR of 12.50%. If the future changes in collateral value were assumed to be reduced by 1%, income would decrease by $77,000 with an IRR of 13.35%.

The net present value of the projected cash flow depends on the IRR used. If the IRR increased by 1%, the net present value would increase by $478,000. If the IRR decreased by 1%, the net present value would decrease by $472,000.

8. PREMISES AND EQUIPMENT

Land, office buildings, leasehold improvements and furniture and equipment, at cost, are summarized by major classifications:

December 31,	2014	2013
(In Thousands)
Land	$2,052	$1,362
Buildings	4,791	4,030
Leasehold improvements	35,925	35,506
Furniture and equipment	24,644	38,135

	67,412	79,033
Less:
Accumulated depreciation	32,338	43,855

	$35,074	$35,178

Depreciation expense is computed on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. In general, computer equipment, furniture and equipment and building renovations are expensed over three, five and ten years, respectively.

We occupy certain premises including some with renewal options and operate certain equipment under noncancelable leases with terms ranging primarily from 1 to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred in accordance with FASB ASC 840-20 Operating Leases. Rent expense was $9.5 million in 2014, $9.1 million in 2013 and $9.0 million in 2012. Future minimum cash payments under these leases at December 31, 2014 are as follows:

(In Thousands)
2015	$7,641
2016	7,494
2017	7,508
2018	7,362
2019	7,290
Thereafter	149,216

Total future minimum lease payments	$186,511

9. GOODWILL AND INTANGIBLE ASSETS

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

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and charged to results of operations in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. Goodwill totaled $48.7 million at December 31, 2014 and $32.2 million at December 31, 2013. The majority of this goodwill, or $43.5 million, is in the WSFS Bank reporting unit and is the result of a branch acquisition in 2008, the acquisition of Christiana Bank and Trust (CB&T) during 2010, the purchase of Array and Arrow during 2013, and the purchase of FNBW in 2014. The remaining goodwill is in the Trust and Wealth Management reporting unit and is mainly the result of the acquisition of CB&T.

ASC 350, Intangibles—Goodwill and Other (Topic 350), states that an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Therefore, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the existing two-step process. The entity can resume performing the qualitative assessment in any subsequent period.

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

As of December 31, 2014, we assessed qualitative factors including macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance in 2014 and determined that it was not more likely than not that the fair value of any of our reporting units was less than their respective carrying amounts. Therefore we did not perform the two-step impairment test for any of our reporting units in 2014. No impairment losses related to our goodwill were recorded in 2014 or 2013, however there can be no assurance that impairments of our goodwill will not occur in future periods.

As of December 31, 2014, we had three operating segments, WSFS Bank, Cash Connect, and Trust & Wealth Management. Our operating segments may contain one or more reporting units depending on economic characteristics, products and customers. At the time we acquire a business, we allocate goodwill to the reporting unit where it will reside based on its relative fair value. Should we have significant business reorganization, we may reallocate the goodwill. For additional information on management reporting, see Note 20 to the Consolidated Financial Statements and Note 2 for additional information on the Goodwill that was recorded during 2014.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing.

(In Thousands)	WSFS Bank	Cash Connect	Trust & Wealth Management	Consolidated Company
December 31, 2012	$23,012	$—	$5,134	$28,146
Goodwill from business combinations	4,089	—	—	4,089

December 31, 2013	27,101	—	5,134	32,235
Changes in Goodwill	46	—	—	46
Goodwill from business combinations	16,370	—	—	16,370

December 31, 2014	$43,517	$—	$5,134	$48,651

FASB ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. During 2014, we recorded intangible assets of $3.2 million due to the acquisition of FNBW. During 2013, we recorded intangible assets of $2.4 million due to the acquisition of Array and Arrow. See Note 2 to the Consolidated Financial Statements for additional information. The following table summarizes other intangible assets:

(In Thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2014
Core deposits	$7,610	$(3,321)	$4,289
Other	6,950	(2,297)	4,653

Total other intangible assets	$14,560	$(5,618)	$8,942

December 31, 2013
Core deposits	$4,370	$(2,605)	$1,765
Other	6,625	(1,647)	4,978

Total other intangible assets	$10,995	$(4,252)	$6,743

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. We recognized amortization expense on other intangible assets of $1.3 million, $1.0 million, and $989,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

The following presents the estimated amortization expense of intangibles:

(In Thousands)	Amortization of Intangibles
2015	$1,510
2016	1,253
2017	1,106
2018	1,086
2019	1,070
Thereafter	2,917

Total	$8,942

At December 31, 2014, goodwill and other intangible assets were not considered impaired. Changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

10. DEPOSITS

The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:

December 31,	2014	2013
(In Thousands)
Money market and demand:
Noninterest-bearing demand	$804,678	$650,256
Interest-bearing demand	688,370	638,403
Money market	1,066,224	887,715

Total money market and demand	2,559,272	2,176,374

Savings	402,032	383,731

Customer certificates of deposit by maturity:
Less than one year	188,922	134,356
One year to two years	36,108	89,750
Two years to three years	16,741	7,951
Three years to four years	6,468	1,446
Over four years	5,063	3,462

Total customer time certificates	253,302	236,965

Jumbo certificates of deposit, by maturity:
Less than one year	206,370	162,617
One year to two years	23,621	51,996
Two years to three years	10,117	3,092
Three years to four years	3,896	535
Over four years	3,667	2,905

Total jumbo certificates of deposit	247,671	221,145

Total customer deposits	3,462,277	3,018,215

Brokered deposits less than one year	186,958	168,728

Total deposits	$3,649,235	$3,186,942

Interest expense on deposits by category follows:

(In Thousands)
Year Ended December 31,	2014	2013	2012
Interest-bearing demand	$611	$529	$246
Money market	1,478	1,123	1,759
Savings	234	217	431
Time deposits	4,060	4,712	9,531

Total customer interest expense	6,383	6,581	11,967

Brokered deposits	768	599	1,134

Total interest expense on deposits	$7,151	$7,180	$13,101

11. BORROWED FUNDS

The following is a summary of borrowed funds by type:

At or for the twelve months ended:	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
December 31, 2014	(Dollars in Thousands)
FHLB advances	$405,894	0.52%	$758,400	$600,172	0.40%
Federal funds purchased and securities sold under agreements to repurchase	128,225	0.29	134,875	128,319	0.29
Trust preferred borrowings	67,011	1.97	67,011	67,011	1.97
Senior Debt	55,000	6.25	55,000	55,000	6.85
Reverse mortgage trust bonds payable	—	—	—	1,627	0.97
Other borrowed funds	11,645	0.08	27,088	20,228	0.09

December 31, 2013
FHLB advances	$638,091	0.30%	$685,591	$573,989	0.32%
Federal funds purchased and securities sold under agreements to repurchase	97,000	0.98	126,000	108,105	0.91
Trust preferred borrowings	67,011	2.01	67,011	67,011	1.98
Senior Debt	55,000	6.25	55,000	55,000	6.86
Reverse mortgage trust bonds payable	21,990	0.34	26,340	6,757	0.88
Other borrowed funds	24,739	0.09	41,976	35,026	0.32

Federal Home Loan Bank Advances

Advances from the FHLB with rates ranging from 0.27% to 1.12% at December 31, 2014 are due as follows:

(In Thousands)	Amount	Weighted Average Rate
2015	$277,166	0.31%
2016	—
2017	128,728	0.96

	$405,894	0.52

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. During 2014, we executed $100.0 million of three year advances at an average rate of 1.0%. This strategy is intended to reduce interest rate risk.

As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB in an amount at least equal to 0.35% of our member asset value plus 4.60% of advances outstanding. We were in compliance with this requirement with a stock investment in FHLB of $23.3 million at December 31, 2014 and $35.9 million as of December 31, 2013. This stock is carried on the accompanying Consolidated Statements of Condition at cost, which approximates liquidation value.

The decrease in FHLB stock was due to the decrease in FHLB Advances outstanding. In February of 2012, the FHLB declared and began to pay a dividend on capital stock. We received dividends of $1.4 million and $391,000 for the years ended December 31, 2014 and 2013, respectively. For additional information regarding FHLB Stock, see Note 18 to the Consolidated Financial Statements.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2014 and 2013, we purchased federal funds as a short-term funding source. At December 31, 2014, we had purchased $103.2 million in federal funds at an average rate of 0.27%. At December 31, 2013, we had purchased $72.0 million in federal funds at a rate of 0.28%.

During 2014, we continued to have securities sold under agreements to repurchase as a funding source. At December 31, 2014, securities sold under agreements to repurchase had a fixed rate of 2.98%. These repurchases matured on January 1, 2015. The underlying securities are mortgage-backed securities with a fair value of $35.5 million at December 31, 2014. Securities sold under agreements to repurchase with the corresponding carrying and fair values of the underlying securities are due as follows:

	Borrowing Amount	Rate	Collateral
(In Thousands)			Carrying Value	Fair Value	Accrued Interest
2014
Over 90 days	$25,000	2.98%	$35,886	$35,549	$64

2013
Over 90 days	$25,000	2.98%	$34,952	$33,596	$83

Trust Preferred Borrowings

In 2005, we issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are callable and have a maturity date of June 1, 2035.

Senior Debt

In 2012, we issued and sold $55.0 million in aggregate principal amount of 6.25% Senior Notes due 2019 (the Senior Debt). The Senior Debt is unsecured and ranks equally with all of our other present and future unsecured unsubordinated obligations. The senior debt is effectively subordinated to our secured indebtedness and structurally subordinated to the indebtedness of our subsidiaries. At our option, the Senior Debt is callable, in whole or in part, after five years. The Senior Debt matures on September 1, 2019.

Reverse Mortgage Trust Bonds Payable

In conjunction with consolidating reverse mortgage loans through consolidation of a reverse mortgage securitization, we recognized the securitization bonds on our Consolidated Statements of Condition. The bonds had a carrying value of $21.9 million and carry an interest rate of 30 day LIBOR plus 300 basis points. We completed the legal call of the bonds on January 27, 2014. See Note 7 to the Consolidated Financial Statements.

Other Borrowed Funds

Included in other borrowed funds are collateralized borrowings of $11.6 million and $24.7 million at December 31, 2014 and 2013, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities. The average rates on these borrowings were 0.08% and 0.09% at December 31, 2014 and 2013, respectively.

Borrower in Custody

As of December 31, 2014, the Bank had $177.0 million of loans pledged to the Federal Reserve Bank of Philadelphia (FRB) as collateral for discount window borrowings. The Bank did not borrow funds from the FRB during 2014.

12. STOCK AND COMMON STOCK WARRANTS

In 2009 we completed a private placement of stock to Peninsula Investment Partners, L.P. (Peninsula), pursuant to which the Company issued and sold 862,069 shares of common stock for a total purchase price of $25.0 million, and a 10-

year warrant to purchase 129,310 shares of common stock at an exercise price of $29.00 per share. The warrant was immediately exercisable. Total proceeds of $25.0 million were allocated, based on the relative fair value of common stock and common stock warrants, to common stock for $23.5 million and common stock warrants for $1.5 million. During 2014, we entered into an agreement in which the Company repurchased the warrants for $6.3 million.

In 2009, we entered into a purchase agreement with the U.S. Treasury pursuant to which the Company issued and sold 52,625 shares of our fixed-rate cumulative perpetual preferred stock for a total purchase price of $52.6 million, and a 10-year warrant to purchase 175,105 shares of common stock at an exercise price of $45.08 per share. During 2013 we declared and paid $1.8 million of cash dividends on the preferred stock. In 2012 and 2011 the Company declared and paid $2.6 million of cash dividends. On September 12, 2012 we entered into a letter agreement with the U.S. Treasury pursuant to which the Company repurchased the warrant for $1.8 million.

In 2010, we completed an underwritten public offering of 1,370,000 shares of common stock and raised $47.1 million, net of $2.9 million of costs.

During 2013, we received regulatory non-objection to repurchase/redeem the Company’s cumulative perpetual preferred stock using available cash on hand. Late in the second quarter of 2013, the Company repurchased $20.0 million of the $52.6 million outstanding in open market transactions (at or very near par value), and redeemed the remaining preferred stock at the stated liquidation (par) value of $1,000 per share in the third quarter.

During 2014, the Board of Directors approved a stock buyback program of up to 5% of total outstanding shares of common stock. Related to this authorization, the Company repurchased 116,421 common shares and common share equivalents at an average implied price of $77.18 during 2014. These buybacks included 81,233 common share equivalents related to the repurchase of 129,310 warrants to purchase common stock issued in conjunction with a 2009 equity offering. The Company has approximately 353,000 shares (4% of its 9.4 million shares outstanding), remaining to repurchase under its current authorization.

13. STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

Under guidelines issued by banking regulators in effect as of December 31, 2014, savings institutions such as the Bank have maintained “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4.0% of adjusted total assets, “Tier 1” capital equal to 4.0% of risk weighted assets and “total” or “risk-based” capital (a combination of core and “supplementary” capital) equal to 8.0% of risk weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements. At December 31, 2014 and 2013, the Bank was in compliance with regulatory capital requirements and was deemed a “well-capitalized” institution.

The following table presents the capital position of the Bank as of December 31, 2014 and 2013:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2014
Total Capital (to risk-weighted assets)	$531,209	13.83%	$307,217	8.00%	$384,022	10.00%
Core Capital (to adjusted tangible assets)	491,229	10.25	191,753	4.00	239,692	5.00
Tangible Capital (to tangible assets)	491,229	10.25	71,907	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	491,229	12.79	153,609	4.00	230,413	6.00

As of December 31, 2013
Total Capital (to risk-weighted assets)	$505,354	14.36%	$281,450	8.00%	$351,812	10.00%
Core Capital (to adjusted tangible assets)	463,130	10.35	178,996	4.00	223,745	5.00
Tangible Capital (to tangible assets)	463,130	10.35	67,124	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	463,130	13.16	140,725	4.00	211,087	6.00

The Holding Company

As of December 31, 2014, our capital structure includes one class of stock, $0.01 par common stock outstanding with each share having equal voting rights. During 2013, our preferred stock was fully redeemed at par.

In 2005, WSFS Capital Trust III, our unconsolidated subsidiary, issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The par value of these securities is $2.0 million and the aggregate principal is $67.0 million. The proceeds from the issue were invested in Junior Subordinated Debentures the Company issued. These securities are treated as borrowings with interest included in interest expense on the Consolidated Statements of Operations. At December 31, 2014, the coupon rate of the WSFS Capital Trust III securities was 2.01%. The effective rate will vary due to fluctuations in interest rates.

When infused into the Bank, the Trust Preferred Securities issued in 2005 qualify as Tier 1 capital. The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be undercapitalized within the meaning of the Prompt Corrective Action regulations.

At December 31, 2014, $54.3 million in cash remains at the holding company to support the parent company’s needs.

Pursuant to federal laws and regulations, our ability to engage in transactions with affiliated corporations, including the loan of funds to, or guarantee of the indebtedness of, an affiliate, is limited.

14. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Associate 401(k) Savings Plan

Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and our common stock. Generally, the principal and related earnings are tax deferred until withdrawn. We match a portion of the Associates’ contributions. As a result, our total cash contributions to the plan on behalf of our Associates resulted in an expense of $2.2 million, $2.6 million, and $2.4 million for 2014, 2013, and 2012, respectively.

All contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 100% will be invested in a balanced fund. Associates may generally make transfers to various other investment vehicles within the plan. The plan’s yearly activity includes net sales of 2,000 of our common stock in 2014 and net purchases of 19,000, and 2,000 shares of our common stock during 2013 and 2012, respectively.

Postretirement Benefits

We share certain costs of providing health and life insurance benefits to eligible retired Associates and their eligible dependents. Previously, all Associates were eligible for these benefits if they reached normal retirement age while working for us. Effective March 31, 2014, we changed the eligibility of this plan to include only those Associates who have achieved ten years of service with us as of March 31, 2014. The change will impact our net periodic benefit cost; however, this impact was partially offset by a change in the assumptions used to determine these costs. The discount rate decreased 100 basis points compared to the prior year, the future rates of participation were changed from 50% to 15%, and the mortality table was updated during 2014 to the new mortality tables issued by the Office of the Actuary of the United Sates Bureau of Census in October 2014.

We account for our obligations under the provisions of FASB ASC 715, Compensation — Retirement Benefits (ASC 715). ASC 715 requires that the costs of these benefits be recognized over an Associate’s active working career. Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year.

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

In accordance with ASC 715, during 2015 we expect to recognize $20,000 of amortization related to the net actuarial loss, and $76,000 relating to the net transition obligation.

The following disclosures relating to postretirement benefits were measured at December 31:

In Thousands)	2014	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$4,560	$4,478	$3,923
Service cost	195	343	288
Interest cost	195	176	174
Actuarial (gain) loss	(1,611)	(288)	271
Benefits paid	(125)	(149)	(178)
Plan change	(948)	—	—

Benefit obligation at end of year	$2,266	$4,560	$4,478

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	125	149	178
Benefits paid	(125)	(149)	(178)

Fair value of plan assets at end of year	$—	$—	$—

Funded status:
Unfunded status	$(2,266)	$(4,560)	$(4,478)
Total (income) loss recognized in other comprehensive income	(1,367)	1,221	1,587

Net amount recognized	$(3,633)	$(3,339)	$(2,891)

Components of net periodic benefit cost:
Service cost	$195	$343	$288
Interest cost	195	177	174
Amortization of transition obligation	(57)	—	61
Net loss recognition	86	78	67

Net periodic benefit cost	$419	$598	$590

Assumptions used to determine net periodic benefit cost:
Discount rate	5.00%	4.00%	4.50%
Health care cost trend rate	5.00%	5.00%	5.00%
Sensitivity analysis of health care cost trends:
Effect of +1% on service cost plus interest cost	$—	$—	$(34)
Effect of –1% on service cost plus interest cost	—	—	12
Effect of +1% on APBO	—	—	(146)
Effect of –1% on APBO	—	—	142
Assumptions used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	4.00%	5.00%	4.00%
Health care cost trend rate	5.00%	5.00%	5.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year of ultimate trend rate	2014	2013	2012

Estimated future benefit payments:

The following table shows the expected future payments for the next 10 years:

(In Thousands)

During 2015	$102
During 2016	100
During 2017	103
During 2018	103
During 2019	105
During 2020 through 2023	561

$1,074

We assume medical benefits will increase at an average rate of 5% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2014, this annual premium cap amounted to $3,037 per retiree. We estimate that we will contribute approximately $3,158 per retiree to the plan during fiscal 2015.

We have five additional plans which are no longer being provided to Associates. There is a Supplemental Pension Plan with a corresponding liability of $856,000 and $381,000 for December 31, 2014 and December 31, 2013, respectively. An Early Retirement Window Plan with a corresponding liability of $179,000 and $149,000 for December 31, 2014 and December 31, 2013, respectively. A Director’s Plan with a corresponding liability of $60,000 and $44,000 for December 31, 2014 and December 31, 2013, respectively. A Supplemental Executive Retirement Plan with a corresponding liability of $1,490,000 and $932,000 for December 31, 2014 and December 31, 2013, respectively, and a Post-Retirement Medical Plan with a corresponding liability of $147,000 and $164,000 for December 31, 2014 and December 31, 2013, respectively.

15. TAXES ON INCOME

The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Our income tax provision consists of the following:

Year Ended December 31,	2014	2013	2012
(In Thousands)
Current income taxes:
Federal taxes	$20,078	$21,242	$11,136
State and local taxes	3,215	2,759	2,256
Deferred income taxes:
Federal taxes	(5,575)	875	3,591
State and local taxes	(89)	(120)	—

Total	$17,629	$24,756	$16,983

Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2014 and 2013:

(In Thousands)	2014	2013
Deferred tax assets:
Unrealized losses on available-for-sale securities	$—	$12,762
Allowance for loan losses	13,799	14,436
Loans	3,016	—
Reserves and other	10,400	8,854
Deferred gains	761	453
Net operating losses	1,104	1,196
Reverse mortgages	3,707	3,686

Total deferred tax assets before valuation allowance	32,787	41,387

Less: valuation allowance	—	(4,882)

Total Deferred tax assets	$32,787	$36,505

Deferred tax liabilities:
Unrealized gains on available-for-sale securities	$(1,626)	$—
Bad debt recapture	(1,233)	—
Accelerated depreciation	(1,915)	(1,506)
Other	(267)	(2,132)
Prepaid expenses	(741)	(1,112)
Deferred loan costs	(1,904)	(1,843)
Intangibles	(3,349)	(1,765)

Total deferred tax liabilities	(11,035)	(8,358)

Net deferred tax asset	$21,752	$28,147

Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. In 2014, such items consisted primarily of $1.6 million of unrealized gains on certain investments in debt and equity securities accounted for under ASC 320 along with $258,000 related to postretirement benefit obligations accounted for under ASC 715. In 2013, they consisted primarily of $12.8 million of unrealized losses on certain investments in debt and equity securities along with $550,000 related to postretirement benefit obligations.

Based on our history of prior earnings and our expectations of the future, it is anticipated that operating income and the reversal pattern of our temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $21.8 million at December 31, 2014.

As a result of the acquisition of the First National Bank of Wyoming (FNBW), we recorded a net deferred tax asset (DTA) of $3.1 million. Included in this DTA are $1.9 million of net operating loss (NOL) carryovers and $309,000 of alternative minimum tax credit carryovers. Such NOLs expire beginning in 2034, while the tax credits have an indefinite life. Although there is a limitation on the amount of FNBW’s net operating loss deduction (and certain other deductions) that we can utilize each tax year, we expect to fully utilize these tax attributes and, therefore, no valuation allowance has been recorded against the DTA.

A reconciliation showing the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:

Year Ended December 31,	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax, net of federal tax benefit	2.8	2.4	3.0
Interest income 50% excludable	—	—	(0.5)
Tax-exempt interest	(2.0)	(1.2)	(0.5)
Bank-owned life insurance income	(0.3)	(0.1)	(1.1)
Incentive stock option and other nondeductible compensation	—	0.3	0.6
Tax benefits from previously unconsolidated subsidiary (SASCO)	(9.4)	—	—
Federal tax credits	(1.7)	(1.7)	(1.4)
Other	0.3	(0.1)	0.1

Effective tax rate	24.7%	34.6%	35.2%

As a result of the consolidation for accounting purposes of the SASCO reverse mortgage securitization trust during 2013, a deferred tax asset of approximately $4.9 million was recorded. In addition we recorded a $1.8 million deferred tax liability associated with our investment in SASCO. However, because SASCO was not consolidated for income tax purposes, a full valuation allowance was also recorded on this DTA due to the uncertainty of its realization, as the realization was dependent on future taxable income. On January 27, 2014 the separate company SASCO tax structure was eliminated, which permits tax consolidation within the Bank’s tax return filings on a prospective basis. At this date, the uncertainty surrounding the realization of the DTA was eliminated. Accordingly, we removed the $4.9 million valuation allowance and eliminated the $1.8 million deferred tax liability, which resulted in an overall income tax benefit of $6.7 million in 2014. Finally, SASCO has $1.2 million of remaining Federal net operating losses that the Bank acquired upon SASCO’s liquidation. Such NOLs expire beginning in 2030.

We account for income taxes in accordance with FASB Accounting Standards Codification (ASC) 740, Income Taxes (formerly Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

We record interest and penalties on potential income tax deficiencies as income tax expense. Federal tax years 2011 through 2014 remain subject to examination as of December 31, 2014, while tax years 2011 through 2014 remain subject to examination by state taxing jurisdictions. During 2013, the audit of our 2010 federal tax return was completed by the IRS. We recorded a $186,000 tax benefit as a result of settling this audit. No state income tax return examinations are currently in process. We do not expect to record or realize any material unrecognized tax benefits during 2015.

ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. We recognize, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the financial statements. Assessment of uncertain tax positions under ASC 740 requires careful consideration of the technical merits of a position based on our analysis of tax regulations and interpretations. There are no longer any unrecognized tax benefits related to ASC 740 as of December 31, 2014 nor has there been any unrecognized tax benefit activity since December 31, 2012.

16. STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with FASB ASC 718, Stock Compensation. After shareholder approval in 2005, the 1997 Stock Option Plan (1997 Plan) was replaced by the 2005 Incentive Plan (2005 Plan). Upon stockholder approval in 2013, the 2005 Incentive Plan was amended and replaced by the 2013 Incentive Plan (2013 Plan). No future awards may be granted under the 2005 Plan, however, we still have options outstanding under the 1997 Plan and 2005 Plan for our officers, directors and employees of us and our subsidiaries (Associates). The 2013 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 1997 Plan, 2005 Plan and 2013 Plan are referred to as Stock Incentive Plans. The number of shares reserved for issuance under the 2013 Plan is 698,845. At December 31, 2014, there were 361,157 shares available for future grants under the 2013 Plan.

With the exception of certain Performance Stock Awards, the Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as non-incentive stock options (collectively, Stock Options). Additionally, the 2013 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All Stock Options are to be granted at not less than the market price of our common stock on the date of the grant. With the exception of certain Non-Plan Stock Options (as defined below), all Stock Options granted during 2014, 2013 and 2012 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire between five and seven years from the grant date. We use the simplified method provided for in Staff Accounting Bulletin (SAB Topic 14.D.2) to estimate the expected term of options. New shares are issued for all option exercises. Generally, all awards become exercisable immediately in the event of a change in control, as defined within the Stock Incentive Plans. In addition, the Black-Scholes option-pricing model is used to determine the grant date fair value of Stock Options.

Stock Options

A summary of the status of our Stock Incentive Plans as of December 31, 2014, 2013 and 2012, respectively, and changes during those years are presented below:

	2014		2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of year	712,578	$47.42	335,730	$42.14	416,886	$43.52
Granted	43,686	71.47	522,357	49.09	88,307	39.66
Exercised	(90,505)	47.52	(118,438)	39.39	(71,055)	30.78
Forfeited	—	—	(13,081)	47.50	—	—
Expired	(4,414)	23.55	(13,990)	49.08	(98,408)	53.99

Outstanding at end of year	661,345	49.15	712,578	47.42	335,730	42.14

Exercisable at end of year	84,964	$43.30	103,549	$46.02	178,432	$45.28

Weighted-average fair value of awards granted	$17.35		$13.94		$12.50

At January 1, 2014 there were non-vested options with a $17.9 million intrinsic value. Stock Options that vested during 2014 had an intrinsic value of $2.6 million and options that were exercised had an intrinsic value of $2.4 million. In addition, there were vested options that expired with an intrinsic value of $220,000. The exercisable options remaining at December 31, 2014, had an intrinsic value of $2.9 million and an average remaining contractual term of 1.9 years. At December 31, 2014 outstanding options had an intrinsic value of $18.4 million and an average remaining contractual term of 4.3 years.

The following table provides information about our unvested stock options outstanding at December 31, 2014, 2013 and 2012, respectively:

	2014			2013			2012
	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Stock Options:
Unvested at beginning of period	609,029	$47.66	$13.75	157,298	$38.57	$11.98	112,258	$36.08	$10.69
Granted	43,686	71.47	17.35	522,357	49.09	13.94	88,307	39.66	12.50
Vested	(76,334)	43.55	11.77	(57,545)	35.41	10.65	(43,267)	34.32	9.66
Forfeited	—	—	—	(13,081)	47.50	9.58	—	—	—

Unvested at end of period	576,381	$50.01	$14.28	609,029	$47.66	$13.75	157,298	$38.57	$11.98

The total amount of unrecognized compensation cost related to nonvested stock options as of December 31, 2014 was $4.8 million. The weighted-average period over which the expense is expected to be recognized is 3.0 years. We issue new shares upon the exercise of options.

On April 25, 2013 stockholders approved a change in future compensation for Mark A. Turner, President and CEO. As a result, Mr. Turner was granted 250,000 non-statutory stock options (Non-Plan Stock Options) with a longer and slower vesting schedule than our standard options, 40% vesting after the second year and 20% vesting in each of the following three years. Additionally, these options were awarded at an exercise price of 20% over the December 2012 market value (the date on which framework of the plan was decided). Upon the grant, Mr. Turner is no longer eligible to receive grants under any of our other stock based award programs for a period of five years. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return (zero coupon treasury yield) of 0.76% in 2013; an expected option life of five years; and an expected stock price volatility of 40.5% in 2013. For the purposes of this option-pricing model, a dividend yield of 1.01% was assumed.

Additionally, as a result of the stockholder approval, 150,000 incentive stock options were issued to certain executive officers of the Company under the 2013 Plan. These options have the same vesting schedule and exercise price as the Non-Plan Stock Options granted to Mr. Turner. The Black-Scholes option-pricing model was used to determine the grant date fair value of options and had the same significant assumptions used in the model as those used to value Mr. Turner’s options.

During 2013, we granted 122,357 additional options with a five-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of the options. Significant assumptions used in the model included a weighted-average risk-free rate of return (zero coupon treasury yield) of 0.5% in 2013 an expected option life of three years and nine months; and an expected stock price volatility of 30.7% in 2013. For the purposes of this option-pricing model, a dividend yield of 1.01% was assumed.

During 2014, we granted 43,686 additional options with a seven-year life and a four-year vesting period. The Black-Scholes option-pricing model was used to determine the grant date fair value of options. Significant assumptions used in the model included a weighted-average risk-free rate of return (zero coupon treasury yield) of 0.97% in 2014; an expected option life of four years and nine months; and an expected stock price volatility of 29.0% in 2014. For the purposes of this option-pricing model, a dividend yield of 0.67% was assumed.

The following table summarizes all outstanding Stock Options for option plans as of December 31, 2014, segmented by range of exercise prices:

	Outstanding			Exercisable
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number	Weighted Average Exercise Price
Stock Options:
$27.61-$34.50	9,363	$32.00	0.8	8,314	$31.77
$34.51-$41.40	70,024	39.72	2.2	27,926	39.85
$41.41-$48.30	134,556	46.80	2.6	43,719	46.05
$48.31-$55.20	401,860	49.54	5.1	1,860	52.76
$55.21-$62.10	1,840	58.99	0.2	1,840	58.99
$62.11-$69.00	1,305	62.50	1.3	1,305	62.50
$69.01-$75.90	42,397	71.47	6.2	—	—

Total	661,345	$49.15		84,964	$43.30

Restricted Stock and Restricted Stock Units

During 2014, we issued 10,097 restricted stock units (RSUs) and restricted stock awards (RSAs). These awards vest over a four year period. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of December 31, 2014, was $940,000. This compares to $1.2 million at December 31, 2013 and $992,000 at December 31, 2012. The weighted-average period over which the cost is expected to be recognized is 2.4 years.

Compensation costs related to these issuances are recognized over the lives of the restricted stock and RSUs. We amortize the expense related to the restricted stock grants into salaries, benefits and other compensation expense on an accrual basis over the requisite service period for the entire award. When we award restricted stock to individuals from whom we may not receive services in the future, we recognize the expense of restricted stock grants when we make the award, instead of amortizing the expense over the vesting period of the award.

The following table summarizes the Company’s RSUs and RSAs and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2013	53,826	$43.01
Granted	10,097	71.15
Exercised/Converted	(22,770)	42.44
Canceled	(1,457)	34.00

Balance at December 31, 2014	39,696	$50.83

At January 1, 2014 there were 53,340 non-vested RSUs and RSAs with a $4.1 million intrinsic value. RSUs and RSAs granted during 2014 had an intrinsic value of $778,000. RSUs and RSAs that were exercised/converted during 2014 had an intrinsic value of $1.7 million. RSUs and RSAs canceled during 2014 had an intrinsic value of $112,000 The unvested RSUs and RSAs remaining at December 31, 2014, had an intrinsic value of $3.1 million and an average remaining contractual term of 2.3 years.

Performance Stock Awards

The Long-Term Performance-Based Restricted Stock Unit program (Long-Term Program) provided for awards up to an aggregate of 77,800 shares of our stock to the remaining 14 participants, only after the achievement of targeted levels of return on assets (ROA) in any year through 2013. During 2013, the company achieved the 1.00% performance level of return on assets. In accordance with the Long-Term Program, we issued 36,152 RSUs to the plan’s participants. The awarded stock will vest in 25% increments over four years. During 2014, we recognized $442,000 of compensation expense related to this program.

The Board approved a plan in which Marvin N. Schoenhals, Chairman of the Board, was granted 22,250 shares of restricted stock effective January 3, 2011 with a five-year performance vesting schedule starting at the end of the second year following the grant date. These shares are subject to vesting in whole or in part based on the role that Mr. Schoenhals plays in establishing new business over a two year period of time that achieves over a two year period a result of at least a 50% return on investment of the cost of the restricted stock. We recognized compensation expense of $275,000 related to this award in 2014.

The impact of stock-based compensation (all options and restricted shares) for the year ended December 31, 2014 was $3.7 million pre-tax ($2.6 million after tax) to salaries, benefits and other compensation. This compares to $3.2 million pre-tax ($2.5 million after tax) in 2013, and $2.3 million pre-tax ($1.7 million after tax) in 2012.

17. COMMITMENTS AND CONTINGENCIES

Data Processing Operations

We have entered into contracts to manage our network operations, data processing and other related services. The projected amounts of future minimum payments contractually due (in thousands) are as follows:

Year	Amount
2015	$4,831
2016	4,491
2017	4,269
2018	3,130
2019	3,186

The expenses for data processing and operations for the year ending December 31, 2014 were $6.1 million, compared to $5.9 million for the year ended December 31, 2013 and $5.6 million for the year ended December 31, 2012.

Legal Proceedings

In the ordinary course of business, we are subject to legal actions that involve claims for monetary relief. For additional information regarding legal proceedings, see Note 23 to the Consolidated Financial Statements.

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

The following represents a summary of off-balance sheet financial instruments at year-end:

December 31,	2014	2013
(In Thousands)
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$99,917	$64,210
Commercial mortgage loan commitments	16,110	9,852
Commercial loan commitments	393,028	335,257
Commercial owner-occupied commitments	33,302	32,078
Commercial standby letters of credit	47,667	56,651
Residential mortgage loan commitments	22,617	5,018
Consumer loan commitments	168,391	150,265

At December 31, 2014, we had total commitments to extend credit of $781.0 million. Almost all of the consumer lines of credit of $168.4 million were secured by real estate. Residential mortgage loan commitments generally have closing dates within a one-month period but can be extended to six months in some cases. Not reflected in the table above are commitments to sell residential mortgages of $34.6 million, $24.2 million at December 31, 2014 and 2013, respectively. We did not have commitments to sell residential mortgages in 2012.

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

Indemnifications

Secondary Market Loan Sales. Given the current interest rate environment, coupled with our desire not to hold these assets in our portfolio, we generally sell newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis to Government Sponsored Entities (GSEs) such as Freddie Mac (FHLMC), Fannie Mae (FNMA), and the Federal Home Loan Bank (FHLB). Loans Held-for-Sale are reflected on our Balance Sheet at this fair value with changes in the value reflected in our Consolidated Statements. Gains and losses are recognized at the time of sale. We periodically retain the servicing rights on residential mortgage loans sold which result in monthly service fee income and are included in our Mortgage Servicing Rights (MSRs). Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments we intend to sell in the secondary market are accounted for as derivatives under the guidance promulgated in FASB ASC Topic 450, Contingencies.

We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were two repurchases totaling $354,000 for the year ended December 31, 2014 and no such repurchases for the year ended December 31, 2013.

Swap Guarantees. We entered into agreements with four unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. By the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions like us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives under FASB ASC Topic 450, Contingencies.

At December 31, 2014, there were 101 variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers. The initial notional aggregated amount was approximately $417.9 million, with maturities ranging from three months to eleven years. The aggregate fair value of these swaps to the customers was a liability of $16.5 million as of December 31, 2014, of which 99 swaps, with a liability of $16.5 million, were in paying positions to a third party. We had no reserves for the swap guarantees.

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

18. FAIR VALUE DISCLOSURES

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

The table below presents the balances of assets measured at fair value as of December 31, 2014 (there are no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
Collateralized mortgage obligations	$—	$192,932	$—	$192,932
FNMA	—	292,553	—	292,553
FHLMC	—	146,882	—	146,882
GNMA	—	77,797	—	77,797
U.S. Government and agencies	—	29,960		29,960

Total assets measured at fair value on a recurring basis	—	740,124	—	740,124
Assets measured at fair value on a nonrecurring basis:
Other real estate owned	$—	$—	$5,734	$5,734
Loans held-for-sale	—	28,508	—	28,508
Impaired loans	—	—	41,334	41,334

Total assets measured at fair value on a nonrecurring basis	$—	$28,508	$47,068	$75,576

The table below presents the balances of assets measured at fair value as of December 31, 2013 (there were no material liabilities measured at fair value):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
Collateralized mortgage obligations	$—	$97,557	$—	$97,557
FNMA	—	367,128	—	367,128
FHLMC	—	124,495	—	124,495
GNMA	—	95,592	—	95,592
U.S. Government and agencies	—	132,343	—	132,343

Total assets measured at fair value on a recurring basis	$—	$817,115	$—	$817,115

Assets Measured at Fair Value on a Nonrecurring Basis:
Other real estate owned	$—	$—	$4,532	$4,532
Impaired loans (collateral dependent)	—	—	38,379	38,379

Total assets measured at fair value on a nonrecurring basis	$—	$—	$42,911	$42,911

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

Available-for-sale securities

As of December 31, 2014, securities classified as available for sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $30.0 million in Federal Agency debentures, and $710.2 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Other real estate owned

Other real estate owned consists of loan collateral which has been repossessed through foreclosure or other measures. Initially, foreclosed assets are recorded at the lower of the loan balance or fair value of the collateral less estimated selling costs. Subsequent to foreclosure, valuations are updated periodically and the assets may be marked down further, reflecting a new cost basis. The fair value of our real estate owned was estimated using Level 3 inputs based on appraisals obtained from third parties.

Loans held-for-sale

During 2014 we elected to record loans held-for-sale at their fair value. The fair value was estimated using Level 2 inputs based on value information provided by brokers.

Impaired loans

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

Impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans, has a gross amount of $46.7 million and $43.3 million at December 31, 2014 and December 31, 2013, respectively. The valuation allowance on impaired loans was $5.3 million as of December 31, 2014 and $4.9 million as of December 31, 2013.

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

Cash and Short-Term Investments

For cash and short-term investments, including due from banks, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with other banks, the carrying amount is a reasonable estimate of fair value.

Investments and Mortgage-Backed Securities

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

Stock in the Federal Home Loan Bank of Pittsburgh

The fair value of FHLB stock is assumed to be essentially equal to its cost basis, since the stock is non-marketable but redeemable at its par value.

Loans held-for-sale

Loans held-for-sale are carried at their fair value.

Loans

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

Reverse Mortgage Related Assets

For additional information on these reverse mortgage related assets, see Note 7, Reverse Mortgage Related Assets, to the Consolidated Financial Statements.

Demand Deposits, Savings Deposits and Time Deposits

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

Borrowed Funds

Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Off-Balance Sheet Instruments

The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, approximates the recorded net deferred fee amounts, which are not significant. Because commitments to extend credit and letters of credit are generally not assignable by either us or the borrower, they only have value to us and the borrower.

Other Assets

WSFS holds 50,833 shares of Visa Class B stock. Following resolution of Visa’s covered litigation, shares of Visa Class B stock will be converted to Visa Class A shares (the current conversion rate is 0.4121 shares of Class A stock for each share of Class B stock). As our ownership is related to our prior participation in Visa’s network, while Visa operated as a cooperative, this ownership is recorded on our books with zero basis.

While only current owners of Class B shares are allowed to purchase other Class B shares, there have been several transactions between Class B shareholders. Based on these transactions we estimate the value of our Class B shares to be $4.8 million as of December 31, 2014.

The book value and estimated fair value of our financial instruments are as follows:

(In Thousands)	Fair Value Measurement	2014		2013
At December 31,		Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	508,039	508,039	484,426	484,426
Investment securities available-for-sale	See previous table	740,124	740,124	817,115	817,115
Investment securities held-to-maturity	See previous table	126,168	126,171	—	—
Loans, held-for-sale	See previous table	28,508	28,508	31,491	31,491
Loans, net	Level 2	3,156,652	3,121,855	2,904,976	2,871,499
Reverse Mortgages	Level 3	29,298	29,298	37,328	37,328
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	23,278	23,278	35,869	35,869
Accrued interest receivable	Level 2	11,782	11,782	10,798	10,798
Financial liabilities:
Deposits	Level 2	3,649,235	3,461,218	3,186,942	2,982,420
Borrowed funds	Level 2	667,775	672,850	903,831	904,804
Standby letters of credit	Level 3	151	151	248	248
Accrued interest payable	Level 2	1,004	1,004	838	838

The estimated fair value of our off-balance sheet financial instruments is as follows:

(In Thousands)
December 31,	2014	2013
Off-balance sheet instruments:
Commitments to extend credit	$—	$—

19. RELATED PARTY TRANSACTIONS

We routinely enter into transactions with our directors and officers. These related party transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve more than the normal credit risk or present other unfavorable features. The outstanding balance of loans to related parties at December 31, 2014 and 2013 was $2.9 million and $2.0 million, respectively. Total deposits to related parties at December 31, 2014 and 2013 was $4.2 million and $3.8 million, respectively. During 2014, new loans and credit line advances to related parties amounted to $1.2 million and repayments amounted to $471,000.

20. SEGMENT INFORMATION

In accordance with FASB ASC 280, Segment Reporting (ASC 280) (Formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) we discuss our business in three segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. There is one segment for each of WSFS Bank, Cash Connect, and Trust and Wealth Management.

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

The Trust and Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four business lines. Wealth Investments, Inc. provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with over $661 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $8.6 billion in assets under management and administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana and Wealth Investments to deliver investment management and fiduciary products and services.

Segment information for the years ended December 31, 2014, 2013, and 2012 follows:

For the Year Ended December 31, 2014:	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$152,545	$—	$7,792	$160,337
Noninterest income	34,461	25,698	18,119	78,278

Total external customer revenues	187,006	25,698	25,911	238,615

Inter-segment revenues:
Interest income	3,405	—	5,558	8,963
Noninterest income	6,814	804	114	7,732

Total inter-segment revenues	10,219	804	5,672	16,695

Total revenue	197,225	26,502	31,583	255,310

External customer expenses:
Interest expense	15,409	—	421	15,830
Noninterest expenses	120,027	15,449	12,343	147,819
Provision for loan loss	2,938	—	642	3,580

Total external customer expenses	138,374	15,449	13,406	167,229

Inter-segment expenses
Interest expense	5,558	1,384	2,021	8,963
Noninterest expenses	918	2,291	4,523	7,732

Total inter-segment expenses	6,476	3,675	6,544	16,695

Total expenses	144,850	19,124	19,950	183,924

Income before taxes	$52,375	$7,378	$11,633	$71,386
Provision for income taxes				17,629

Consolidated net income				$53,757

Cash and cash equivalents	$73,395	$431,527	$3,117	$508,039
Goodwill	43,517	—	5,134	48,651
Other segment assets	4,107,212	2,006	187,412	4,296,630

Total segment assets at December 31, 2014	$4,224,124	$433,533	$195,663	$4,853,320

Capital expenditures	$3,192	$1,531	$9	$4,732

For the Year Ended December 31, 2013:	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$139,082	$—	$7,840	$146,922
Noninterest income	40,479	23,746	15,926	80,151

Total external customer revenues	179,561	23,746	23,766	227,073

Inter-segment revenues:
Interest income	3,603	—	5,749	9,352
Noninterest income	6,346	845	109	7,300

Total inter-segment revenues	9,949	845	5,858	16,652

Total revenue	189,510	24,591	29,624	243,725

External customer expenses:
Interest expense	14,744	—	590	15,334
Noninterest expenses	107,195	12,950	12,784	132,929
Provision for loan loss	6,759	—	413	7,172

Total external customer expenses	128,698	12,950	13,787	155,435

Inter-segment expenses
Interest expense	5,749	1,541	2,062	9,352
Noninterest expenses	954	2,237	4,109	7,300

Total inter-segment expenses	6,703	3,778	6,171	16,652

Total expenses	135,401	16,728	19,958	172,087

Income before taxes	$54,109	$7,863	$9,666	$71,638
Provision for income taxes				24,756

Consolidated net income				$46,882

Cash and cash equivalents	$73,017	$408,096	$3,313	$484,426
Goodwill	27,101	—	5,134	32,235
Other segment assets	3,811,424	1,965	185,713	3,999,102

Total segment assets at December 31, 2013	$3,911,542	$410,061	$194,160	$4,515,763

Capital expenditures	$2,232	$628	$—	$2,860

For the Year Ended December 31, 2012:	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$141,986	$—	$8,301	$150,287
Noninterest income	54,225	18,749	13,719	86,693

Total external customer revenues	196,211	18,749	22,020	236,980

Inter-segment revenues:
Interest income	4,032	—	5,719	9,751
Noninterest income	8,563	779	105	9,447

Total inter-segment revenues	12,595	779	5,824	19,198

Total revenue	208,806	19,528	27,844	256,178

External customer expenses:
Interest expense	22,397	—	891	23,288
Noninterest expenses	112,071	9,549	11,725	133,345
Provision for loan loss	32,222	—	(169)	32,053

Total external customer expenses	166,690	9,549	12,447	188,686

Inter-segment expenses
Interest expense	5,719	1,368	2,664	9,751
Noninterest expenses	884	2,219	6,344	9,447

Total inter-segment expenses	6,603	3,587	9,008	19,198

Total expenses	173,293	13,136	21,455	207,884

Income before taxes	$35,513	$6,392	$6,389	$48,294
Provision for income taxes				16,983

Consolidated net income				$31,311

Cash and cash equivalents	$68,419	$430,382	$2,086	$500,887
Goodwill	23,012	—	5,134	28,146
Other segment assets	3,660,061	1,605	184,449	3,846,115

Total segment assets at December 31, 2012	$3,751,492	$431,987	$191,669	$4,375,148

Capital expenditures	$7,796	$405	$27	$8,228

21. PARENT COMPANY FINANCIAL INFORMATION

Condensed Statements of Financial Condition

December 31,	2014	2013
(In Thousands)
Assets:
Cash	$54,331	$19,311
Investment in subsidiaries	551,784	481,896
Investment in Capital Trust III	2,011	2,011
Other assets	3,436	2,920

Total assets	$611,562	$506,138

Liabilities:
Trust Preferred	$67,011	$67,011
Senior Debt	55,000	55,000
Interest payable	402	399
Other liabilities	98	678

Total liabilities	122,511	123,088

Stockholders’ equity:
Common stock	186	185
Capital in excess of par value	201,501	178,477
Accumulated other comprehensive income	3,500	(21,294)
Retained earnings	523,099	473,962
Treasury stock	(239,235)	(248,280)

Total stockholders’ equity	489,051	383,050

Total liabilities and stockholders’ equity	$611,562	$506,138

Condensed Statements of Operations

Year Ended December 31,	2014	2013	2012
(In Thousands)
Income:
Interest income	$785	$2,455	$1,853
Noninterest income	74,125	9,983	139
Reverse mortgage consolidation gain	—	3,801	—

	74,910	16,239	1,992

Expenses:
Interest expense	5,087	5,113	2,776
Other operating expenses	140	197	136

	5,227	5,310	2,912

(Loss) income before equity in undistributed income of subsidiaries	69,683	10,929	(920)
Equity in undistributed income of subsidiaries	(17,437)	35,019	31,909

Income before taxes	52,246	45,947	30,989
Income tax benefit	1,511	934	322
Dividends on preferred stock and accretion of discount	—	(1,633)	(2,770)

Net income allocable to common stockholders	$53,757	$45,249	$28,541

Condensed Statements of Cash Flows

Year Ended December 31,	2014	2013	2012
(In Thousands)
Operating activities:
Net income	$53,757	$46,882	$31,311
Adjustments to reconcile net income to net cash used for operating activities:
Equity in undistributed income of subsidiaries	17,437	(35,019)	(31,909)
Reverse mortgage consolidation gain	—	(3,801)	—
Increase in capitalized interest	—	(801)	(693)
Increase in other assets	4,217	3,831	3,531
Decrease in other liabilities	203	245	384

Net cash provided by (used for) operating activities	75,614	11,337	2,624

Investing activities:
Payments for investment in and advances to subsidiaries	(2,225)	—	—
Sale or repayment of investments in and advances to subsidiaries	3,676	—	—
Outlays for business acquisitions	(32,028)	—	—

Net cash used for investing activities	(30,577)	—	—

Financing activities:
Issuance of common stock	3,613	4,353	2,503
Proceeds from the issuance of long-term debt	—	—	52,681
Redemption of preferred stock	—	(52,625)	—
Repurchase of common stock warrants	(6,300)
Payments to repurchase common stock	(2,686)	—	(1,800)
Cash dividends paid	(4,644)	(5,998)	(6,810)

Net cash provided by (used for) financing activities	(10,017)	(54,270)	46,574

Increase (decrease) in cash	35,020	(42,933)	49,198
Cash at beginning of period	19,311	62,244	13,046

Cash at end of period	$54,331	$19,311	$62,244

22. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments as well as unrecognized prior service costs, transition costs and actuarial gains and losses on defined benefit pension plans which reflects changes made to the post retirement benefit obligation for retiree health and life insurance. These changes were effective March 31, 2014 (see footnote 8 “Associate (Employee) Benefit Plans” for further information). Changes to other accumulated other comprehensive income (loss) are presented net of tax effect as a component of equity. Reclassification out of accumulated other comprehensive income is recorded on the Statements of Operations either as a gain or loss.

Changes to accumulated other comprehensive income (loss) by component are shown net of taxes in the following tables for the period indicated:

(In Thousands)	Net unrealized gains on investment securities available-for-sale	Net unrealized losses on defined benefit pension plan	Total
Balance, December 31, 2011	$11,674	$(472)	$11,202

Other comprehensive income before reclassifications	15,024	—	15,024
Less: Amounts reclassified from accumulated other comprehensive loss	(13,283)	—	(13,283)

Net current-period other comprehensive income	1,741	—	1,741

Balance, December 31, 2012	$13,415	$(472)	$12,943

Other comprehensive loss before reclassifications	(32,057)	—	(32,057)
Less: Amounts reclassified from accumulated other comprehensive loss	(2,180)	—	(2,180)

Net current-period other comprehensive loss	(34,237)	—	(34,237)

Balance, December 31, 2013	$(20,822)	$(472)	$(21,294)

Other comprehensive income before reclassifications	24,118	1,319	25,437
Less: Reclassification of unrealized gains/losses of previously classified available-for-sale securities	(643)	—	(643)

Net current-period other comprehensive income	23,475	1,319	24,794

Balance, December 31, 2014	$2,653	$847	$3,500

Components of other comprehensive income that impact the statement of operations are presented in the table below.

	Twelve Months Ended December 31,			Affected line item in Statements of Operations
(in thousands)	2014	2013	2012
Securities available-for-sale:
Realized gains on securities transactions	$1,036	$3,516	$21,425	Securities gains, net
Income taxes	(393)	(1,336)	(8,142)	Income tax provision

Net of tax	$643	$2,180	$13,283

Amortization of Defined Benefit Pension Items:
Prior service costs	$891	$—	$—
Transition obligation	246	—	—
Actuarial losses	991	—	—

Total before tax	$2,128	$—	$—	Salaries, benefits and other compensation
Income taxes	(809)	—	—	Income tax provision

Net of tax	$1,319	$—	$—

Total reclassifications	$(676)	$2,180	$13,283

23. LEGAL AND OTHER PROCEEDINGS

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

Based upon available information we believe the estimate of the aggregate range of reasonably possible losses for this legal proceeding was from approximately $0 to approximately $5.0 million at December 31, 2014. Costs of litigation were covered by insurance; however, such costs have now exceeded the limits of insurance coverage for this case. Cross motions for summary judgment are currently pending before the court.

On November 25, 2014, we were served with a complaint from a vendor seeking damages of $800,000 plus attorney’s fees, due to an alleged breach of contract. The parties have agreed to mediate the dispute. We believe we acted appropriately and will vigorously defend ourselves against the complaint.

There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such other proceedings will have a material effect on the Consolidated Financial Statements.

24. SUBSEQUENT EVENTS

On March 2, 2015 we, along with Alliance Bancorp, Inc. of Pennsylvania announced the signing of a definitive agreement and plan of merger whereby the Company will acquire Alliance Bank (Alliance), the wholly-owned subsidiary of Alliance Bancorp, Inc. of Pennsylvania. Upon the closing of the transaction, Alliance will merge into WSFS Bank. Alliance is a locally-managed institution with eight branch locations headquartered in Broomall, PA. It reported approximately $421 million in assets, $310 million in loans and $345 million in deposits as of December 31, 2014. We expect this acquisition to build our market share, expand our customer base and enhance our fee income.

QUARTERLY FINANCIAL SUMMARY (Unaudited)

Three months ended	12/31/2014	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
(In Thousands, Except Per Share Data)
Interest income	$42,340	$40,799	$39,413	$37,785	$38,333	$37,116	$35,882	$35,591
Interest expense	4,101	4,052	3,936	3,741	3,787	3,710	3,826	4,011

Net interest income	38,239	36,747	35,477	34,044	34,546	33,406	32,056	31,580
Provision for loan losses	567	333	50	2,630	1,292	1,969	1,680	2,231

Net interest income after provision for loan losses	37,672	36,414	35,427	31,414	33,254	31,437	30,376	29,349
Noninterest income	19,987	20,304	19,623	18,364	19,796	22,742	19,539	18,074
Noninterest expenses	38,666	39,457	35,518	34,178	34,598	32,809	33,152	32,370

Income (loss) before taxes	18,993	17,261	19,532	15,600	18,452	21,370	16,763	15,053
Income tax provision (benefit)	6,285	5,848	6,807	(1,311)	6,378	7,210	5,855	5,313

Net Income	12,708	11,413	12,725	16,911	12,074	14,160	10,908	9,740
Dividends on preferred stock and accretion of discount	—	—	—	—	—	332	609	692

Net Income (loss) allocable to common stockholders	$12,708	$11,413	$12,725	$16,911	$12,074	$13,828	$10,299	$9,048

Earnings per share:
Basic	1.35	1.26	1.43	1.90	1.36	1.57	1.17	1.03
Diluted	1.32	1.23	1.39	1.85	1.33	1.54	1.16	1.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters required to be disclosed under this item.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control — Integrated Framework (2013 Framework). Originally issued in 1992 the framework provides principles-based guidance for designing and implementing effective internal controls. The Company expects to fully transition to the 2013 Framework in 2015.

Management’s Report on Internal Control Over Financial Reporting

To Our Stockholders:

Management of WSFS Financial Corporation (the Corporation) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is a process designed by, or under the supervision of, the Corporation’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this assessment, management has concluded that, as of December 31, 2014, the Corporation’s internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s consolidated financial statements as of and for the year ended December 31, 2014 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, as stated in their reports, which are included herein.

/s/ Mark A. Turner	/s/ Stephen A. Fowle
Mark A. Turner	Stephen A. Fowle
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WSFS Financial Corporation:

We have audited WSFS Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). WSFS Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WSFS Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of WSFS Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 16, 2015

ITEM 9B. OTHER INFORMATION

There are no matters required to be disclosed under this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information under “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB” and “Corporate Governance — Committees of the Board of Directors” in the Registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on April 29, 2015 (the Proxy Statement) is incorporated into this item by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Shown below is information as of December 31, 2014 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
Equity compensation plans approved by stockholders (1)	704,994	$46.11	361,157
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

TOTAL	704,994	$46.11	361,157

(1)	Plans approved by stockholders include the 1997 Stock Option Plan, as amended, the 2005 Incentive Plan, as amended, and the 2013 Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB — Transactions with our Insiders” in the Proxy Statement is incorporated into this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under “Committees of the Board of Directors — Audit Committee” in the Proxy Statement is incorporated into this item by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Listed below are all financial statements and exhibits filed as part of this report, and which are herein incorporated by reference.

1.	The Consolidated Statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2014 and 2013, and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2014, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

3.2	Amended and Restated Bylaws of WSFS Financial Corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on October 27, 2008.

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 23, 2009.

4.1	Form of Certificate for the Series A Preferred Stock, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on January 23, 2009.

4.2	Warrant for Purchase of Shares of Common Stock, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on January 23, 2009.

4.3	Warrant for Purchase of Shares of Common Stock, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2009.

10.1	WSFS Financial Corporation, 1994 Short Term Management Incentive Plan Summary Plan Description is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.2	Amended and Restated Wilmington Savings Fund Society, Federal Savings Bank 1997 Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-26099) filed with the Commission on April 29, 1997.

10.3	2000 Stock Option and Temporary Severance Agreement among Wilmington Savings Fund Society, Federal Savings Bank, WSFS Financial Corporation and Marvin N. Schoenhals on February 24, 2000 is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

10.8	Letter Agreement, dated January 23, 2009, between WSFS Financial Corporation and the United States Department of Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 23, 2009.

10.9	Securities Purchase Agreement, dated July 27, 2009, between WSFS Financial Corporation and Peninsula Investment Partners, L.P., incorporated herein by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K on July 27, 2009.

Exhibit Number	Description of Document

10.10	Warrant Repurchase Letter Agreement incorporated herein by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K filed on September 12, 2012.

10.11	Agreement and Plan of Reorganization, dated as of November 24, 2013, by and between WSFS Financial Corporation and First Wyoming Financial Corporation, as amended, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form S-4 filed on February 19, 2014.

10.12	WSFS Financial Corporation’s 2013 Incentive Plan is incorporated herein by reference to appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2013 Annual Meeting of Stockholders filed on March 22, 2015.

10.13	Agreement and Plan of Reorganization, dated as of March 2, 2015, by and between WSFS Financial Corporation and Alliance Bancorp, Inc. of Pennsylvania, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on March 6, 2015.

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP

24	Power of Attorney (included on signature page to this report)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.LAB	XBRL Labels Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

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

Exhibits 10.1 through 10.8 represent management contracts or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	March 16, 2015	BY:	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 16, 2015	BY:	/s/ Marvin N. Schoenhals
Marvin N. Schoenhals
Chairman

Date:	March 16, 2015	BY:	/s/ Mark A. Turner
Mark A. Turner
President, Chief Executive Officer and
Director

Date:	March 16, 2015	BY:	/s/ Charles G. Cheleden
Charles G. Cheleden
Vice Chairman and Lead Director

Date:	March 16, 2015	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	March 16, 2015	BY:	/s/ Francis Brake
Francis B. Brake
Director

Date:	March 16, 2015	BY:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont
Director

Date:	March 16, 2015	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	March 16, 2015	BY:	/s/ Donald W. Delson
Donald W. Delson
Director

Date:	March 16, 2015	BY:	/s/ Calvert A. Morgan, Jr.
Calvert A. Morgan, Jr.
Director

Date:	March 16, 2015	BY:	/s/ David G. Turner
David G. Turner
Director

Date:	March 16, 2015	BY:	/s/ Stephen A. Fowle
Stephen A. Fowle
Executive Vice President and
Chief Financial Officer

Date:	March 16, 2015	BY:	/s/ Charles K. Mosher
Charles K. Mosher
Senior Vice President and Controller