Form 10-Q
period 2015-03-31
WSFS FINANCIAL CORP
filed 2015-05-11
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2015

Common Stock, par value $.01 per share	9,421,991
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$36,244	$32,202
Interest on mortgage-backed securities	3,433	3,278
Interest and dividends on investment securities	860	792
Interest on reverse mortgage loans	1,236	1,197
Other interest income	1,078	316

	42,851	37,785

Interest expense:
Interest on deposits	1,942	1,656
Interest on Federal Home Loan Bank advances	713	526
Interest on federal funds purchased and securities sold under agreements to repurchase	80	251
Interest on trust preferred borrowings	327	326
Interest on senior debt	942	942
Interest on bonds payable	—	15
Interest on other borrowings	30	25

	4,034	3,741

Net interest income	38,817	34,044
Provision for loan losses	786	2,630

Net interest income after provision for loan losses	38,031	31,414

Noninterest income:
Credit/debit card and ATM income	6,027	5,766
Deposit service charges	3,905	4,269
Wealth management income	5,093	3,834
Mortgage banking activities, net	1,703	812
Loan fee income	463	384
Bank owned life insurance income	203	139
Security gains, net	451	578
Other income	3,250	2,582

	21,095	18,364

Noninterest expense:
Salaries, benefits and other compensation	21,010	18,474
Occupancy expense	3,878	3,729
Equipment expense	2,082	1,687
Data processing and operations expenses	1,422	1,471
Professional fees	1,472	1,106
FDIC expenses	669	653
Loan workout and OREO expenses	(1)	539
Marketing expense	584	499
Corporate development costs	596	254
Other operating expense	7,201	5,472

	38,913	33,884

Income before taxes	20,213	15,894
Income tax provision	7,324	(1,017)

Net income	$12,889	$16,911

Earnings per share:
Basic	$1.37	$1.90
Diluted	$1.34	$1.85

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(In Thousands)
Net Income	$12,889	$16,911
Other comprehensive income:
Net change in unrealized gains (losses) on investment securities available-for-sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $2,794 and $5,604, respectively	4,567	9,145
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $171 and $220, respectively	(280)	(358)
Amortization of unrealized gain on securities reclassified to held-to-maturity	(171)	—

	4,116	8,787
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain, prior service cost and transition obligation, net of tax expense of $9	(15)	—

Total other comprehensive income	4,101	8,787

Total comprehensive income	$16,990	$25,698

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
(In Thousands, Except Per Share Data)	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$92,481	$93,717
Cash in non-owned ATMs	412,958	414,188
Interest-bearing deposits in other banks	199	134

Total cash and cash equivalents	505,638	508,039
Investment securities, available-for-sale	786,497	740,124
Investment securities, held-to-maturity	122,887	126,168
Loans held-for-sale at fair value	46,892	28,508
Loans, net of allowance for loan losses of $39,507 at March 31, 2015 and $39,426 at December 31, 2014	3,189,138	3,156,652
Reverse mortgage loans	27,035	29,298
Bank-owned life insurance	76,712	76,509
Stock in Federal Home Loan Bank of Pittsburgh, at cost	27,655	23,278
Assets acquired through foreclosure	6,088	5,734
Accrued interest receivable	12,004	11,782
Premises and equipment	34,300	35,074
Goodwill	48,824	48,651
Intangible assets	8,545	8,942
Other assets	54,265	54,561

Total assets	$4,946,480	$4,853,320

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$837,416	$804,678
Interest-bearing demand	699,312	688,370
Money market	899,917	1,066,224
Savings	418,004	402,032
Time	243,305	253,302
Jumbo certificates of deposit – customer	230,698	247,671

Total customer deposits	3,328,652	3,462,277
Brokered deposits	193,626	186,958

Total deposits	3,522,278	3,649,235
Federal funds purchased and securities sold under agreements to repurchase	113,850	128,225
Federal Home Loan Bank advances	623,759	405,894
Trust preferred borrowings	67,011	67,011
Senior debt	55,000	55,000
Other borrowed funds	14,937	11,645
Accrued interest payable	1,621	1,004
Other liabilities	42,529	46,255

Total liabilities	4,440,985	4,364,269

Stockholders’ Equity:
Common stock $0.01 par value, 20,000,000 shares authorized; issued 18,596,981 at March 31, 2015 and 18,565,708 at December 31, 2014	186	186
Capital in excess of par value	203,238	201,501
Accumulated other comprehensive income	7,601	3,500
Retained earnings	534,584	523,099
Treasury stock at cost, 9,174,735 shares at March 31, 2015 and 9,163,096 shares at December 31, 2014	(240,114)	(239,235)

Total stockholders’ equity	505,495	489,051

Total liabilities and stockholders’ equity	$4,946,480	$4,853,320

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2015	2014
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$12,889	$16,911
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	786	2,630
Depreciation of premises and equipment	1,519	1,516
Amortization of fees and discounts, net	3,068	2,194
Amortization of intangible assets, net	466	345
(Increase) decrease in accrued interest receivable	(222)	83
Increase in other assets	(4,275)	(634)
Origination of loans held-for-sale	(83,411)	(42,631)
Proceeds from sales of loans held-for-sale	66,225	55,883
Gain on mortgage banking activities, net	(1,703)	(812)
Gain on sale of securities, net	(451)	(578)
Stock-based compensation expense	1,364	715
Excess tax benefit from stock-based compensation	(522)	(164)
Increase in accrued interest payable	617	732
Decrease in other liabilities	(3,834)	(3,155)
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	75	11
Deferred income tax expense (benefit)	2,389	(5,324)
Increase in value of bank-owned life insurance	(203)	(139)
Increase in capitalized interest, net	(1,236)	(1,417)

Net cash (used for) provided by operating activities	$(6,756)	$26,166

Investing activities:
Maturities and calls of investment securities	1,761	2,230
Sale of investment securities available-for-sale	35,553	38,621
Purchases of investment securities available-for-sale	(94,300)	(82,222)
Repayments of investment securities available-for-sale	19,399	12,269
Repayments on reverse mortgages	3,743	2,760
Disbursements for reverse mortgages	(244)	(281)
Net increase in loans	(36,108)	(54,047)
Net (increase) decrease in stock of FHLB	(4,377)	2,291
Sales of assets acquired through foreclosure, net	1,184	1,864
Investment in premises and equipment, net	(817)	(537)

Net cash used for investing activities	$(74,206)	$(77,052)

	Three months ended March 31,
	2015	2014
	(Unaudited)
	(In Thousands)
Financing activities:
Net decrease in demand and saving deposits	(103,384)	(88,447)
Decrease in time deposits	(26,970)	(6,957)
Increase in brokered deposits	6,668	78,642
Increase in loan payable	21	21
Repayment of reverse mortgage trust bonds payable	—	(21,990)
Receipts from FHLB advances	14,439,318	26,939,076
Repayments of FHLB advances	(14,221,453)	(26,922,343)
Receipts from federal funds purchased and securities sold under agreement to repurchase	6,981,250	5,798,325
Repayments of federal funds purchased and securities sold under agreement to repurchase	(6,995,625)	(5,769,700)
Dividends paid	(1,405)	(1,067)
Issuance of common stock and exercise of common stock options	498	461
Buy back of common stock	(879)	—
Excess tax benefit from stock-based compensation	522	164

Net cash provided by financing activities	$78,561	$6,185

Decrease in cash and cash equivalents	(2,401)	(44,701)
Cash and cash equivalents at beginning of period	508,039	484,426

Cash and cash equivalents at end of period	$505,638	$439,725

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$3,417	$2,995
Cash paid for income taxes, net	8,566	5,184
Loans transferred to assets acquired through foreclosure	1,613	1,027
Loans transferred to portfolio from held-for-sale at fair value	211	2,169
Net change in accumulated other comprehensive income	4,101	8,787
Non-cash goodwill adjustments, net	173	135

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

1. BASIS OF PRESENTATION

Our unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (the Company, our Company, we, our or us), Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank) and Cypress Capital Management, LLC (Cypress). We also have one unconsolidated affiliate, WSFS Capital Trust III (the Trust). WSFS Bank has three wholly-owned subsidiaries, WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services LLC (Monarch).

Founded in 1832, the Bank is the seventh oldest bank continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with customer deposits and borrowings. In addition, we offer a variety of wealth management and trust services to personal and corporate customers through our Wealth Management division. The Federal Deposit Insurance Corporation (FDIC) insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 56 offices located in Delaware (45), Pennsylvania (9), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this quarterly report.

Amounts subject to significant estimates are items such as the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, reverse mortgage related assets, income taxes and other-than-temporary impairments (OTTI). Among other effects, changes to such estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending related commitments as well as increased post-retirement benefits expense.

Our accounting and reporting policies conform to U.S. generally accepted accounting principles (GAAP), prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2015. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our 2014 Annual Report on Form 10-K that was filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2015 and is available at www.sec.gov.

Whenever necessary, reclassifications have been made to the prior period Consolidated Financial Statements to conform to the current period’s presentation. All significant intercompany transactions were eliminated in consolidation.

The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2014 Annual Report on Form 10-K. There have not been any material changes in our significant accounting policies from those contained in our 2014 Annual Report on Form 10-K.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with FASB ASC 718, Stock Compensation. After stockholder approval in 2005, the 1997 Stock Option Plan (1997 Plan) was replaced by the 2005 Incentive Plan (2005 Plan). Upon stockholder approval in 2013, the 2005 Incentive Plan was amended and replaced by the 2013 Incentive Plan (2013 Plan). No future awards may be granted under the 2005 Plan; however, we still have options outstanding the 2005 Plan for officers, directors and employees of us and our subsidiaries (Associates). The 2013 Plan will terminate on the tenth anniversary of its effective date, after which no further awards may be granted under such plan. Collectively, the 1997 Plan, 2005 Plan and 2013 Plan are referred to as Stock Incentive Plans. The number of shares reserved for issuance under the 2013 Plan is 698,845. At March 31, 2015, there were 298,439 shares available for future grants under the 2013 Plan.

With the exception of certain performance stock awards, the Stock Incentive Plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as non-incentive stock options (collectively, stock options). Additionally, the 2013 Plan provides for the granting of stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, dividend equivalents, other stock-based awards and cash awards. All stock options are to be granted at not less than the market price of our common stock on the date of the grant. With the exception of certain non-plan stock options, all stock options granted during 2015, 2014 and 2013 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire between five and seven years from the grant date. Generally, all awards become exercisable immediately in the event of a change in control, as defined within the Stock Incentive Plans. In addition, the Black-Scholes option-pricing model is used to determine the grant date fair value of stock options.

Stock Options

The following table provides information about our stock options outstanding for the three months ended March 31, 2015 and 2014:

	March 31, 2015		March 31, 2014
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Outstanding at beginning of period	661,345	$49.15	712,578	$47.42
Granted	24,576	78.71	43,686	71.47
Exercised	(25,239)	45.55	(20,366)	33.80

Outstanding at end of period	660,682	50.39	735,898	49.23
Exercisable at end of period	276,412	$48.18	137,005	$47.08
Weighted-average fair value of awards granted	$17.20		$17.35

The following table provides vesting information about our stock options outstanding for the three months ended March 31, 2015 and 2014:

	March 31, 2015		March 31, 2014
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options:
Unvested at beginning of period	576,381	$50.01	609,029	$47.66
Granted	24,576	78.71	43,686	71.47
Vested	(216,687)	49.79	(53,822)	44.11

Unvested at end of period	384,270	$51.97	598,893	$49.72

The total amount of compensation cost to be recognized relating to non-vested stock options as of March 31, 2015 was $4.8 million. The weighted-average period over which it is expected to be recognized is 2.8 years. We issue new shares upon the exercise of options.

Restricted Stock

We issued 12,714 restricted stock units during the first quarter of 2015. These awards vest over a four year period. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of March 31, 2015, was $1.8 million. The weighted-average period over which it is expected to be recognized is 3.1 years.

Performance Stock Awards

The Long-Term Performance-Based Stock Unit program (Long-Term Program) provided for awards up to an aggregate of 77,800 shares of our stock to the remaining 14 participants, only after the achievement of targeted levels of return on assets (ROA) in any year through 2014. During 2014, the company achieved the 1.00% ROA performance level and in accordance with the Long-Term Program, we issued 36,152 restricted stock units to the plan’s participants. The awarded restricted stock units will vest in 25% increments over four years. During the first quarter of 2015, we recognized $102,000 of compensation expense related to this program. Compensation expense related to the Long-Term Program was based on the closing stock price as of May 28, 2008.

The Board approved a plan in which Marvin N. Schoenhals, Chairman of the Board, was granted 22,250 shares of restricted stock effective January 3, 2011, with a five-year performance vesting schedule starting at the end of the second year. These awards are based on acquiring new business relationships that Mr. Schoenhals played a meaningful role in helping us establish. These shares are subject to vesting in whole or in part based on the role Mr. Schoenhals played in establishing new business relationships that, over a two year period of time, achieve at least a 50% return on the investment of restricted stock cost. We recognized compensation expense of $64,000 related to this award during the first quarter of 2015 compared to $69,000 during the first quarter of 2014. During the first quarter of 2015, 5,563 shares of restricted stock vested based on Mr. Schoenhals performance during 2014.

For the three months ended March 31, 2015, the effect of stock-based compensation, including stock options, restricted stock, and performance stock, on salaries, benefits and other compensation was $842,000 pre-tax ($593,000 after tax), or $0.06 per share. This compares to $802,000 pre-tax ($577,000 after tax), or $0.06 per share during the three months ended March 31, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates adopted in 2015

In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of this accounting guidance does not have a material effect on the Company’s financial condition or results of operations.

In January 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). This ASU permits an entity to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. We adopted this accounting guidance effective January 1, 2015. The adoption does not have a material effect on the Company’s financial condition or results of operations. For additional discussion on the adoption of this guidance refer to the Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04). The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The adoption of this accounting guidance does not have a material effect on the Company’s financial condition or results of operations.

In August 2014, the FASB issued ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The adoption of this accounting guidance does not have a material effect on the Company’s financial condition or results of operations.

Accounting Standards Updates Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. ASU No. 2014-9 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. This ASU is effective for us beginning April 1, 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

In February 2015, the FASB issued ASU No 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This guidance provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity and also amends the criteria for consolidating such an entity. In addition, it amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a VIE primary beneficiary determination. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015

In April 2015, the FASB issued ASU No 2015-03, Interest- Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

2. BUSINESS COMBINATIONS

Alliance Bancorp, Inc. of Pennsylvania

On March 3, 2015, we announced the signing of a definitive agreement and plan of reorganization whereby we would acquire Alliance Bancorp Inc. of Pennsylvania and its wholly owned bank subsidiary, Alliance Bank. Upon the closing of the transaction, Alliance Bancorp, Inc. of Pennsylvania will merge into the Company and Alliance Bank will merge into WSFS Bank. Alliance is a locally-managed institution with eight branch locations headquartered in Broomall, PA. It reported approximately $421 million in assets, $310 million in loans and $345 million in deposits as of December 31, 2014. We expect this acquisition to build our market share, expand our customer base and enhance our fee income. The acquisition is subject to approval by the shareholders of Alliance Bancorp, Inc. of Pennsylvania, regulatory approval and other customary closing conditions.

First Wyoming Financial Corporation

On September 5, 2014, the Company completed the merger of First Wyoming Financial Corporation (FNBW) into the Company and the merger of FNBW’s wholly-owned subsidiary, The First National Bank of Wyoming (First Wyoming) into the Bank. In accordance with the terms of the Agreement and Plan of Merger, dated November 25, 2013, holders of shares of FNBW common stock received, in aggregate, $32.0 million in cash and 452,661 shares of WSFS common stock. The transaction was valued at $64.9 million based on WSFS’ September 5, 2014 closing share price of $72.70 as quoted on NASDAQ. The results of the combined entity’s operations are included in our Consolidated Financial Statements since the date of the acquisition.

The acquisition of FNBW was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The fair values are preliminary estimates and are subject to adjustment during the one year measurement period after the acquisition. While they are not expected to be materially different than those shown, any adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition. The excess of consideration paid over the preliminary fair value of net assets acquired was recorded as goodwill in the amount of $16.5 million, which will not be amortizable and is not deductible for tax purposes. The Company allocated the total balance of goodwill to its WSFS Bank segment. The Company also recorded $3.2 million in core deposit intangibles which are being amortized over ten years using an accelerated depreciation method. For additional information regarding this business combination, please see Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2014.

In connection with the merger, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed, as of the date of acquisition, are summarized in the following table:

(In Thousands)	Fair Value
Consideration Paid:
Common shares issued (452,661)	$32,908
Cash paid to FNBW stockholders	32,028

Value of consideration	64,936
Assets acquired:
Cash and due from banks	40,605
Investment securities	41,822
Loans	175,894
Premises and equipment	1,644
Deferred income taxes	3,139
Bank owned life insurance	12,576
Core deposit intangible	3,240
Other Real Estate Owned	1,593
Other assets	4,766

Total assets	285,279
Liabilities assumed:
Deposits	228,844
FHLB advances	5,052
Other liabilities	2,990

Total liabilities	236,886
Net assets acquired:	48,393

Goodwill resulting from acquisition of FNBW:	$16,543

The following table details the changes to goodwill:

(In Thousands)	Fair Value
Goodwill resulting from the acquisition of FNBW reported as of December 31, 2014	$16,370
Effects of adjustments to:
Assets	173
Liabilities	—
Final purchase price	—

Adjusted goodwill resulting from the acquisition of FNBW as of March 31, 2015	$16,543

The adjustments made to goodwill during the first quarter of 2015, reflect new or updated information that resulted from a change in the fair value of the loans acquired, bank owned life insurance and OREO properties.

Direct costs related to the acquisition were expensed as incurred. During the three months ended March 31, 2015, the Company incurred $35,000 in integration expenses, including $16,000 in equipment expense, $10,000 in salary and benefits, $3,000 in professional fees and $3,000 in data processing expense. During the three months ended March 31, 2014, the Company incurred $247,000 in integration expenses of which $237,000 were professional fees.

3. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended March 31,
(In Thousands, Except Per Share Data)	2015	2014
Numerator:
Net income	$12,889	$16,911

Denominator:
Weighted average basic shares	9,406	8,904
Dilutive potential common shares	178	224

Weighted average fully diluted shares	9,584	9,128

Earnings per share:
Basic	$1.37	$1.90

Diluted	$1.34	$1.85

Outstanding common stock equivalents having no dilutive effect	79	44

4. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our investment securities classified as available-for-sale and held-to-maturity. None of our investment securities are classified as trading.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gain	Loss	Value
Available-for-Sale Securities:
March 31, 2015
U.S. Government and government sponsored enterprises (GSE)	$35,030	$51	$12	$35,069
Collateralized Mortgage Obligations (CMO)	219,054	2,491	524	221,021
Federal National Mortgage Association (FNMA) MBS	300,690	3,627	190	304,127
Federal Home Loan Mortgage Corporation (FHLMC) MBS	149,799	1,337	122	151,014
Government National Mortgage Association (GNMA) MBS	74,293	1,022	49	75,266

	$778,866	$8,528	$897	$786,497

(In Thousands)
Available-for-Sale Securities:
December 31, 2014
GSE	$30,020	$14	$74	$29,960
CMO	193,672	874	1,614	192,932
FNMA MBS	291,606	2,053	1,106	292,553
FHLMC MBS	146,742	672	532	146,882
GNMA MBS	77,364	701	268	77,797

	$739,404	$4,314	$3,594	$740,124

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gain	Loss	Value
Held-to-Maturity Securities
March 31, 2015
State and political subdivisions	$122,887	$422	$538	$122,771

December 31, 2014
State and political subdivisions	$126,168	$3	$—	$126,171

At December 31, 2014, 161 municipal securities with a fair value of $124.9 million were transferred from available-for-sale to held-to-maturity. At March 31, 2015, the amortized cost of held-to-maturity investments consisted of the following:

	Original	Unrealized Gain		Amortized
(In Thousands)	Cost	at Transfer	Accretion	Cost
Transferred securities	$118,204	$3,559	$(171)	$121,592
Other held-to-maturity securities	1,295	—	—	1,295

Total	$119,499	$3,559	$(171)	$122,887

The scheduled maturities of investment securities available-for-sale and held-to-maturity at March 31, 2015 and December 31, 2014 are presented in the table below:

	Available-for-Sale
(In Thousands)	Amortized	Fair
March 31, 2015	Cost	Value
Within one year	$10,000	$10,008
After one year but within five years	28,045	28,071
After five years but within ten years	146,878	148,062
After ten years	593,943	600,356

	$778,866	$786,497

December 31, 2014
Within one year	$10,000	$10,014
After one year but within five years	20,020	19,946
After five years but within ten years	134,453	133,395
After ten years	574,931	576,769

	$739,404	$740,124

	Held-to-Maturity
(In Thousands)	Amortized	Fair
March 31, 2015	Cost	Value
Within one year	$3,761	$3,764
After one year but within five years	3,636	3,642
After five years but within ten years	9,310	9,405
After ten years	106,180	105,960

	$122,887	$122,771

December 31, 2014
Within one year	$3,608	$3,608
After one year but within five years	6,217	6,217
After five years but within ten years	9,733	9,736
After ten years	106,610	106,610

	$126,168	$126,171

Mortgage-backed securities (MBS) have expected maturities that differ from their contractual maturities. These differences arise because borrowers have the right to call or prepay obligations with or without a prepayment penalty.

Investment securities with fair market values aggregating $423.9 million and $470.4 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of March 31, 2015 and December 31, 2014, respectively. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were no FHLB pledged investment securities at March 31, 2015 and December 31, 2014.

During the first three months of 2015 and 2014, we sold $37.4 million and $37.8 million of investment securities categorized as available-for-sale, for gains of $451,000 and $578,000, respectively. No losses were incurred from sales that occurred during the first three months of 2015 and 2014.

As of March 31, 2015 and December 31, 2014, our investment securities portfolio had remaining unamortized premiums of $22.5 million and $22.4 million and $66,000 and $188,000 of unaccreted discounts, respectively.

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2015	Value	Loss	Value	Loss	Value	Loss
GSE	$8,010	$12	$—	$—	$8,010	$12
CMO	23,240	71	29,601	453	52,841	524
FNMA MBS	48,218	190	—	—	48,218	190
FHLMC MBS	22,756	36	4,373	86	27,129	122
GNMA MBS	—	—	2,632	49	2,632	49
State and political subdivisions	67,608	538	—	—	67,608	538

Total temporarily impaired investments	$169,832	$847	$36,606	$588	$206,438	$1,435

December 31, 2014
GSE	$19,945	$74	$—	$—	$19,945	$74
CMO	15,492	108	61,630	1,506	77,122	1,614
FNMA MBS	—	—	103,207	1,106	103,207	1,106
FHLMC MBS	23,901	54	58,267	478	82,168	532
GNMA MBS	—	—	48,312	268	48,312	268

Total temporarily impaired investments	$59,338	$236	$271,416	$3,358	$330,754	$3,594

There were no held-to-maturity investment securities in an unrealized loss position as of December 31, 2014.

All securities, with the exception of two, were AA-rated or better at the time of purchase and remained investment grade at March 31, 2015. In December 2014, we purchased a BBB- bond with a fair market value of $1.3 million as part of a financing transaction for an ongoing lending relationship. All securities were evaluated for OTTI at March 31, 2015 and December 31, 2014. The result of this evaluation showed no OTTI as of March 31, 2015 or December 31, 2014. The weighted average duration of MBS was 3.8 years at March 31, 2015.

At March 31, 2015, we owned investment securities totaling $206.4 million in which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $1.4 million at March 31, 2015. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of other than temporary impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

5. LOANS

The following details our loan portfolio by category:

	March 31,	December 31
(In Thousands)	2015	2014
Commercial	$923,070	$920,072
Owner occupied commercial	797,400	788,598
Commercial mortgages	820,836	805,459
Construction	153,224	142,497
Residential	216,197	218,329
Consumer	324,232	327,543

	$3,234,959	$3,202,498
Less:
Deferred fees, net	$6,314	$6,420
Allowance for loan losses	39,507	39,426

Net loans	$3,189,138	$3,156,652

Acquired Credit Impaired Loans

The following table details the loans acquired through the FNBW merger on September 5, 2014 that are accounted for in accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30).

(In Thousands)
Contractually required principal and interest at acquisition	$27,086
Contractual cash flows not expected to be collected (nonaccretable difference)	7,956

Expected cash flows at acquisition	19,130
Interest component of expected cash flows (accretable yield)	1,790

Fair value of acquired loans accounted for under FASB ASC 310-30	$17,340

The following is the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the company applies ASC 310-30 as of March 31, 2015.

(In Thousands)
Outstanding principal balance	$21,925
Carrying amount	$15,336
Allowance for Loan loss	N/A

The following table presents the changes in accretable yield on the acquired credit impaired loans from January 1, 2015 to March 31, 2015.

(In Thousands)
Balance at beginning of period	$1,498
Accretion	(179)
Additions/adjustments	(3)

Balance at the end of the period	$1,316

6. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

Allowance for Loan Losses

We maintain an allowance for loan losses (allowance) and charge losses to this allowance when such losses are realized. We established our allowance for loan losses in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102 (SAB 102) and FASB ASC 450, Contingencies (ASC 450). The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios. The following are included in our allowance for loan losses:

•	Specific reserves for impaired loans

•	An allowance for each pool of homogenous loans based on historical loss experience

•	Adjustments for qualitative and environmental factors allocated to pools of homogenous loans

•	Allowance for model estimation and complexity risk

When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, if necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. During the three months ended March 31, 2015 net charge-offs totaled $705,000, or 0.09% of average loans, compared to $2.5 million, or 0.34% of average loans, during the three months ended March 31, 2014. We charge loans off when they are deemed to be uncollectible.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled into the following segments: commercial, owner-occupied, commercial real estate and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last 17 quarters. During the quarter ended March 31, 2015 we increased the look-back period to 17 quarters rather than the 16 quarters used at December 31, 2014. Loss severity is calculated as the actual loan losses (net of recoveries) on impaired loans in the respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage and consumer loans. Pooled reserves for retail loans are calculated based solely on the previous four year average net loss rate.

Qualitative adjustment factors consider various current internal and external conditions which are allocated among loan types and take into consideration the following:

•	Current underwriting policies, staff, and portfolio mix

•	Internal trends of delinquency, nonaccrual and criticized loans by segment

•	Risk rating accuracy, control and regulatory assessments/environment

•	General economic conditions - locally and nationally

•	Market trends impacting collateral values

•	A competitive environment as it could impact loan structure and underwriting

The above factors are based on their relative standing compared to the period in which historic losses are used in core reserve estimates and current directional trends. Each individual qualitative factor in our model can add or subtract to core reserves. A special adjustment factor of 10 basis points was created within consumer secured for incremental losses associated with the Home Equity Line of Credit End of Draw bubble not captured within the Bank’s loan loss histories. A special adjustment factor to address the absence of a default history for C&I loans remains unchanged from the prior quarter at 7.5 basis points. These additional adjustment factors contributed $1.0 million to the total allowance.

The allowance methodology uses a loss emergence period (the period of time between an event that triggers the probability of a loss and the confirmation of the loss, (LEP), of nine quarters for commercial portfolios and four quarters for consumer portfolios.

The final component of the allowance is a reserve for model estimation and complexity risk. The calculation of this reserve is generally quantitative; however, qualitative estimates of valuations and risk assessment, and methodology judgements are necessary. We review the qualitative estimates of valuation factors quarterly and management uses its judgment to make adjustments based on current trends. The model complexity risk factor was 5 basis points of total loans for March 31, 2015.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.

The following tables provide the activity of our allowance for loan losses and loan balances for three months ended March 31, 2015 and 2014:

		Owner- Occupied Commercial	Commercial Mortgages				Complexity Risk (1)
(In Thousands)	Commercial			Construction	Residential	Consumer		Total
Three months ended March 31, 2015
Allowance for loan losses
Beginning balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426
Charge-offs	(131)	(330)	(39)	—	(125)	(450)	—	(1,075)
Recoveries	26	4	79	49	11	201	—	370
Provision (credit)	316	722	(782)	307	(29)	234	18	786

Ending balance	$13,048	$7,039	$6,524	$2,952	$2,380	$6,026	$1,538	$39,507

Period-end allowance allocated to:
Loans individually evaluated for impairment	$3,169	$284	$223	$210	$751	$197	$—	$4,834
Loans collectively evaluated for impairment	9,879	6,755	6,301	2,742	1,629	5,829	1,538	34,673

Ending balance	$13,048	$7,039	$6,524	$2,952	$2,380	$6,026	$1,538	$39,507

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$11,707	$1,552	$7,595	$1,419	$14,749	$6,157	$—	$43,179	(2)
Loans collectively evaluated for impairment	876,434	754,044	770,991	138,495	184,337	310,427	—	3,034,728
Acquired nonimpaired loans	31,737	39,671	36,373	9,680	16,615	7,640	—	141,716
Acquired impaired loans	3,192	2,133	5,877	3,630	496	8	—	15,336

Ending balance	$923,070	$797,400	$820,836	$153,224	$216,197	$324,232	$—	$3,234,959	(3)

		Owner- Occupied Commercial	Commercial Mortgages				Complexity Risk (1)
(In Thousands)	Commercial			Construction	Residential	Consumer		Total
Three months ended March 31, 2014
Allowance for loan losses
Beginning balance	$12,751	$7,638	$6,932	$3,326	$3,078	$6,494	$1,025	$41,244
Charge-offs	(1,113)	(197)	(160)	(88)	(364)	(1,233)	—	(3,155)
Recoveries	324	6	37	7	18	217	—	609
Provision (credit)	442	1,342	554	(529)	33	771	17	2,630

Ending balance	$12,404	$8,789	$7,363	$2,716	$2,765	$6,249	$1,042	$41,328

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,865	$1,191	$1,019	$—	$807	$186	—	$5,068
Loans collectively evaluated for impairment	10,539	7,598	6,344	2,716	1,958	6,063	1,042	36,260

Ending balance	$12,404	$8,789	$7,363	$2,716	$2,765	$6,249	$1,042	$41,328

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$4,583	$6,318	15,786	$1,070	18,413	$5,537	—	$51,707	(2)
Loans collectively evaluated for impairment	833,598	792,895	730,543	100,415	199,740	295,774	—	2,952,965

Ending balance	$838,181	$799,213	$746,329	$101,485	$218,153	$301,311	$—	$3,004,672	(3)

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $ 22.5 million and $11.6 million for the periods ending March 31, 2015 and March 31, 2014, respectively. Accruing troubled debt restructured loans are considered impaired loans.
(3)	Ending loan balances do not include deferred costs.

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

The following tables show our nonaccrual and past due loans at the dates indicated:

March 31, 2015 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$3,085	$9	$—	$3,094	$914,677	$3,192	$2,107	$923,070
Owner-Occupied commercial	1,362	—	—	1,362	792,353	2,133	1,552	797,400
Commercial mortgages	—	—	100	100	807,351	5,877	7,508	820,836
Construction	—	—	—	—	149,594	3,630	—	153,224
Residential	3,618	674	492	4,784	204,690	496	6,227	216,197
Consumer	739	191	102	1,032	319,905	8	3,287	324,232

Total (1)	$8,804	$874	$694	$10,372	$3,188,570	$15,336	$20,681	$3,234,959

% of Total Loans	0.27%	0.03%	0.02%	0.32%	98.57%	0.47%	0.64%	100%

(1)	The balances of above include $141.7 million of acquired nonimpaired loans.

December 31, 2014 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$715	$—	$—	$715	$913,382	$3,269	$2,706	$920,072
Owner-Occupied commercial	393	—	—	393	783,466	2,264	2,475	788,598
Commercial mortgages	203	—	—	203	791,035	5,976	8,245	805,459
Construction	—	—	—	—	138,634	3,863	—	142,497
Residential	3,879	604	—	4,483	206,266	512	7,068	218,329
Consumer	1,241	342	4	1,587	322,390	9	3,557	327,543

Total (1)	$6,431	$946	$4	$7,381	$3,155,173	$15,893	$24,051	$3,202,498

% of Total Loans	0.20%	0.03%	—%	0.23%	98.52%	0.50%	0.75%	100%

(1)	The balances of above include $145.8 million of acquired nonimpaired loans

Impaired Loans

Loans for which it is probable we will not collect all principal and interest due according to their contractual terms, which is assessed based on the credit characteristics of the loan and/or payment status, are measured for impairment in accordance with the provisions of SAB 102 and FASB ASC 310, Receivables (ASC 310). The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the fair value of collateral, if the loan is collateral dependent or (3) the loan’s observable market price. If the measure of the impaired loan is less than the recorded investment in the loan, a related allowance is allocated for the impairment.

The following tables provide an analysis of our impaired loans at March 31, 2015 and December 31, 2014:

March 31, 2015 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$11,707	$592	$11,115	$3,169	$12,491	$7,293
Owner-occupied commercial	1,552	1,268	284	284	2,625	3,732
Commercial mortgages	7,595	4,167	3,428	223	10,516	10,792
Construction	1,419	—	1,419	210	1,419	1,065
Residential	14,749	7,987	6,762	751	16,815	16,676
Consumer	6,157	4,875	1,282	197	6,768	6,051

Total	$43,179	$18,889	$24,290	$4,834	$50,634	$45,609

December 31, 2014 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$12,381	$580	$11,801	$3,034	$20,924	$5,952
Owner-occupied commercial	2,474	1,865	609	609	3,708	4,461
Commercial mortgages	8,335	4,732	3,603	319	14,383	11,005
Construction	1,419	—	1,419	334	1,419	1,013
Residential	15,666	7,068	8,598	790	18,967	17,296
Consumer	6,376	3,557	2,819	231	7,162	5,902

Total	$46,651	$17,802	$28,849	$5,317	$66,563	$45,629

(1)	Reflects loan balances at or written down to their remaining book balance.

Interest income of $472,000 and $353,000 was recognized on impaired loans during the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there were 28 residential loans and 15 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $3.1 million and $3.3 million, respectively. As of December 31, 2014, there were 36 residential loans and 12 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $4.4 million and $1.1 million, respectively

Reserves on Acquired Nonimpaired Loans

In accordance with FASB ASC 310-40, loans acquired by the Bank through its merger with FNBW are required to be reflected on the balance sheet at their fair values as opposed to their contractual values on the date of acquisition. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date the Bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

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

Commercial Credit Exposure

			Owner-Occupied		Commercial				Total
(In Thousands)	Commercial		Commercial		Mortgages		Construction		Commercial(1)
									March 31,		December 31,
	Mar. 31	Dec. 31	Mar. 31	Dec. 31	Mar. 31	Dec. 31	Mar. 31	Dec. 31	2015		2014
	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%	Amount	%
Risk Rating:
Special mention	$6,085	$4,744	$18,858	$6,989	$9,048	$9,065	$—	$—	$33,991		$20,798
Substandard:
Accrual	49,520	42,377	15,677	14,436	4,527	9,167	1,304	1,085	71,028		67,065
Nonaccrual	811	1,225	1,268	1,865	7,284	7,927			9,363		11,017
Doubtful/nonaccrual	3,169	3,034	284	609	223	319	210	334	3,886		4,296

Total Special and Substandard	59,585	51,380	36,087	23,899	21,082	26,478	1,514	1,419	118,268	4%	103,176	4%
Acquired impaired	3,192	3,269	2,133	2,264	5,877	5,976	3,630	3,863	14,832	1	15,372	—
Pass	860,293	865,423	759,180	762,435	793,877	773,005	148,080	137,215	2,561,430	95	2,538,078	96

Total	$923,070	$920,072	$797,400	$788,598	$820,836	$805,459	$153,224	$142,497	$2,694,530	100%	$2,656,626	100%

(1)	Table includes $117.5 million and $119.8 million of acquired nonimpaired loans as of March 31, 2015 and December 31, 2014, respectively.

Consumer Credit Exposure

(In Thousands)	Residential		Consumer		Total Residential and Consumer(2)
	Mar 31.	Dec. 31	Mar 31.	Dec. 31	March 31, 2015		December 31, 2014
	2015	2014	2015	2014	Amount	Percent	Amount	Percent
Nonperforming(1)	$14,749	$15,666	$6,157	$6,376	$20,906	4%	$22,042	4%
Acquired impaired Loans	496	512	8	9	504		521
Performing	200,952	202,151	318,067	321,158	519,019	96	523,309	96

Total	$216,197	$218,329	$324,232	$327,543	$540,429	100%	$545,872	100%

(1)	Includes $11.4 million as of March 31, 2015 and $11.4 million as of December 31, 2014 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.
(2)	Total includes $24.3 million and $26.0 million in acquired nonimpaired loans as of March 31, 2015 and December 31, 2014, respectively.

Troubled Debt Restructurings (TDR)

TDRs are recorded in accordance with FASB ASC 310-40, Troubled Debt Restructuring by Creditors (ASC 310-40). The balance of TDRs at March 31, 2015 and December 31, 2014 was $34.8 million and $36.2 million, respectively. The balance at March 31, 2015 included approximately $12.3 million of TDRs in nonaccrual status and $22.5 million of TDRs in accrual status compared to $13.6 million in nonaccrual status and $22.6 million in accrual status at December 31, 2014. Approximately $4.3 million and $4.2 million in related reserves have been established for these loans at March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015, six loans were classified as TDRs. One was a consumer loan in which the maturity date was modified. Five were discharged bankruptcies of which three were residential real estate and two were consumer loans. Our concessions on restructured loans typically consist of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months and payment is reasonably assured.

The following table presents loans identified as TDRs during the three months ended March 31, 2015 and 2014:

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
(In Thousands)	2015	2014
Commercial	$—	$—
Commercial mortgages	—	—
Construction	—	—
Residential	212	279
Consumer	135	363

Total	$347	$642

The TDR set forth in the table above did not change our allowance for loan losses through allocation of a related reserve and did not result in additional charge-offs during the three months ended March 31, 2015 compared to an increase in our allowance of $1,000 and charge-offs of $40,000 for the same period of 2014.

7. REVERSE MORTGAGE LOANS

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

Our existing investment in reverse mortgages totaled $27.0 million at March 31, 2015. The portfolio consists of 108 loans with an average borrowers’ age of 93 years old and there is currently significant overcollateralization in the portfolio, as the realizable collateral value (the lower of collectable principal and interest, or appraised value and annual broker price opinion of the home) of $50.3 million well exceeds the outstanding book balance at March 31, 2015.

The carrying value of the reverse mortgages is calculated by a proprietary model that uses the income approach as described in FASB ASC 820-10, Fair Value Measurements and Disclosure (ASC 820-10). The model is a present value cash flow model which describes the components of a present value measurement. The model incorporates the projected cash flows of the loans (includes payouts and collections) and then discounts these cash flows using the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated. The inputs to the model reflect our expectations of what other market participants would use in pricing this asset in a current transaction and therefore is consistent with ASC 820 that requires an exit price methodology for determining fair value.

To determine the carrying value of these reverse mortgages as of March 31, 2015, we used a proprietary model and actual cash flow information to estimate future cash flows. There are three main drivers of cash flows; 1) move-out rates, 2) house price appreciation (HPA) forecasts, and 3) internal rate of return.

1)	Move-out rates – The projections incorporate actuarial estimates of contract termination the United States Mortality Rates published by the Office of the Actuary of the United States Bureau of Census in 2014, adjusted for expected prepayments and relocations. During 2014 we updated these mortality tables to the new tables.

2)	House Price Appreciation – Consistent with other reverse mortgage analyses from various market sources, we forecast a 2.5% increase in housing prices during 2015 and a 2.0% increase in the following year and thereafter. We believe this forecast continues to be appropriate given the nature of reverse mortgage collateral and historical under-performance to the broad housing market. Annually, during the fourth quarter, housing price estimates are updated through broker price opinions.

3)	Internal Rate of Return – As of March 31, 2015, the internal rate of return (IRR) of 17.48% was the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated.

As of March 31, 2015, the Company’s actuarially estimated cash payments to reverse mortgagors are as follows:

(in thousands)
Year Ending
Remaining in 2015	$515
2016	548
2017	438
2018	344
2019	269
Years 2020 - 2024	633
Years 2025 - 2029	130
Years 2030 - 2034	20
Thereafter	2

Total (1)	$2,899

(1)	This table does not take into consideration cash inflow including payments from mortgagors or payoffs based on contractual terms.

The amount of the contract value that would be forfeited if the Company were not to make cash payments to reverse mortgagors in the future is $6.4 million.

The future cash flows depend on the HPA assumptions. If the future changes in collateral value were assumed to be zero, income would decrease by $623,000 for the quarter ended March 31, 2015 with an IRR of 16.20%. If the future changes in collateral value were assumed to be reduced by 1%, income would decrease by $286,000 with an IRR of 16.90%.

The net present value of the projected cash flows depends on the IRR used. If the IRR increased by 1%, the net present value would increase by $570,000. If the IRR decreased by 1%, the net present value would decrease by $561,000.

8. GOODWILL AND INTANGIBLES

In accordance with FASB ASC 805, Business Combinations (ASC 805) and FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.

During the three months ended March 31, 2015, we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

			Trust &
	WSFS	Cash	Wealth	Consolidated
(In Thousands)	Bank	Connect	Management	Company
December 31, 2014	$43,517	$—	$5,134	$48,651
Changes in goodwill	173	—	—	173

March 31, 2015	$43,690	$—	$5,134	$48,824

ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes intangible assets:

	Gross		Net
(In Thousands)	Intangible	Accumulated	Intangible
March 31, 2015	Assets	Amortization	Assets
Core deposits	$7,610	$(3,578)	$4,032
CB&T intangibles	3,142	(1,035)	2,107
Array and Arrow intangibles	2,353	(584)	1,769
Mortgage servicing rights	1,478	(841)	637

Total intangible assets	$14,583	$(6,038)	$8,545

December 31, 2014
Core deposits	$7,610	$(3,321)	$4,289
CB&T intangibles	3,142	(985)	2,157
Array and Arrow intangibles	2,353	(497)	1,856
Mortgage servicing rights	1,455	(815)	640

Total intangible assets	$14,560	$(5,618)	$8,942

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. During the three months ended March 31, 2015, we recognized amortization expense on other intangible assets of $394,000.

The following presents the estimated amortization expense of intangibles:

(In Thousands)	Amortization of Intangibles
Remaining in 2015	$1,074
2016	1,238
2017	1,091
2018	1,072
2019	1,055
Thereafter	3,015

Total	$8,545

9. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Postretirement Benefits

We share certain costs of providing health and life insurance benefits to eligible retired Associates and their eligible dependents. Previously, all Associates were eligible for these benefits if they reached normal retirement age while working for us. Effective March 31, 2014, we changed the eligibility of this plan to include only those Associates who have achieved ten years of service with us as of March 31, 2014. The change will impact our net periodic benefit cost; however, this impact was partially offset by changes in the assumptions used to determine these costs. Compared to the prior year these changes included: a decrease in the discount rate of 100 basis points to 4%; a change in the future rates of participation from 50% to 15%; and a change to rely upon the mortality table issued by the Office of the Actuary of the United States Bureau of Census in October 2014.

We account for our obligations under the provisions of FASB ASC 715, Compensation - Retirement Benefits (ASC 715). ASC 715 requires that the costs of these benefits be recognized over an Associate’s active working career. Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year.

The following disclosures of the net periodic benefit cost components of postretirement benefits were measured at January 1, 2015 and 2014:

	Three months ended March 31,
(In Thousands)	2015	2014

Service cost	$15	$88
Interest cost	22	56
Prior service cost amortization	(19)	—
Net (gain) loss recognition	(5)	14

Net periodic benefit cost	$13	$158

10. INCOME TAXES

We account for income taxes in accordance with FASB ASC 740, Income Taxes (ASC 740). ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We exercise significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.

As a result of the consolidation for accounting purposes of the SASCO reverse mortgage securitization trust during 2013, a deferred tax asset (DTA) of approximately $4.9 million was recorded. In addition, we recorded a $1.8 million deferred tax liability associated with our original investment in SASCO. However, because SASCO was not consolidated for income tax purposes, a full valuation allowance was also recorded on this DTA due to the uncertainty of its realization, as the realization was dependent on future taxable income. On January 27, 2014 the separate company SASCO tax structure was eliminated, which permits tax consolidation within the Bank’s tax return filings on a prospective basis. At this date, the uncertainty surrounding the realization of the DTA was eliminated. Accordingly, we removed the $4.9 million valuation allowance as well as eliminated the $1.8 million deferred tax liability, which resulted in an overall income tax benefit of $6.7 million in the quarter ended March 31, 2014.

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

There were no unrecognized tax benefits as of March 31, 2015. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2011 through 2014 tax years are subject to examination as of March 31, 2015. No state income tax return examinations are currently in process. We do not expect to record or realize any material unrecognized tax benefits during 2015.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2015, is set forth in the following table:

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
(In Thousands)
Description	(Level 1)	(Level 2)	(Level 3)	Value
Assets measured at fair value on a recurring basis
Collateralized mortgage obligations	$—	$221,021	$—	$221,021
FNMA	—	304,127	—	304,127
FHLMC	—	151,014	—	151,014
GNMA	—	75,266	—	75,266
U.S. Government and agencies	—	35,069	—	35,069

Total assets measured at fair value on a recurring basis	$—	$786,497	$—	$786,497
Assets measured at fair value on a nonrecurring basis
Other real estate owned	$—	$—	$6,088	$6,088
Loans held-for-sale	—	46,892	—	46,892
Impaired loans (collateral dependent)	—	—	38,795	38,795

Total assets measured at fair value on a nonrecurring basis	$—	$46,892	$44,883	$91,775

There were no material liabilities measured at fair value as of March 31, 2015.

The table below presents the balances of assets measured at fair value as of December 31, 2014:

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
(In Thousands)
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets measured at fair value on a recurring basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$192,932	$—	$192,932
FNMA	—	292,553	—	292,553
FHLMC	—	146,882	—	146,882
GNMA	—	77,797	—	77,797
U.S. Government and agencies		29,960	—	29,960

Total assets measured at fair value on a recurring basis	$—	$740,124	$—	$740,124
Assets measured at fair value on a nonrecurring basis Other real estate owned	$—	$—	$5,734	$5,734
Loans held-for sale	—	28,508	—	28,508
Impaired loans	—	—	41,334	41,334

Total assets measured at fair value on a nonrecurring basis	$	$28,508	$47,068	$75,576

There were no material liabilities measured at fair value as of December 31, 2014.

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

Available-for-sale securities

As of March 31, 2015, securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $35.1 million in Federal Agency debentures, and $751.4 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Loans held-for-sale

During 2014 we elected to record loans held-for-sale at their fair value. As of March 31, 2015 and December 31, 2014 the fair value of our loans held-for-sale is based upon estimates using level 2 inputs. These inputs are based upon pricing information obtained from secondary markets and brokers.

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

Impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans has a gross amount of $42.8 million and $46.7 million at March 31, 2015 and December 31, 2014, respectively. The valuation allowance on impaired loans was $4.8 million as of March 31, 2015 and $5.3 million as of December 31, 2014.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents

For cash and short-term investment securities, including due from banks, federal funds sold or purchased under agreements to resell and interest-bearing deposits with other banks, the carrying amount is a reasonable estimate of fair value.

Investment securities

Fair value is estimated using quoted prices for similar securities, which we obtain from a third party vendor. We utilize one of the largest providers of securities pricing to the industry and management periodically assesses the inputs used by this vendor to price the various types of securities owned by us to validate the vendor’s methodology. The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional discussion of our internally developed models, see “Fair Value of Financial Assets” in this note.

Loans held-for sale

Loans held-for- sale are carried at their fair value.

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

Reverse mortgage loans

For additional information on these reverse mortgage related assets, see Note 7, Reverse Mortgage Related Assets, to the unaudited Consolidated Financial Statements.

Stock in the Federal Home Loan Bank (FHLB) of Pittsburgh

The fair value of FHLB stock is assumed to be equal to its cost basis, since the stock is non-marketable but redeemable at its par value.

Other assets

WSFS holds 50,833 shares of Visa Class B stock. Following resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares (the current conversion rate is 1.6483 shares of Class A stock for each share of Class B stock). As our ownership is related to our prior participation in Visa’s network, while Visa operated as a cooperative, this ownership is recorded on our books with zero basis.

While only current owners of Class B shares are allowed to purchase other Class B shares, there have been several transactions between Class B shareholders. Based on these transactions we estimate the value of our Class B shares to be $4.8 million as of March 31, 2015.

Demand deposits, savings, deposits and time deposit

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

The book value and estimated fair value of our financial instruments are as follows:

(In Thousands)	Fair Value	March 31, 2015		December 31, 2014
	Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$505,638	505,638	$508,039	$509,039
Investment securities available-for-sale	See previous table	786,497	786,497	740,124	740,124
Investment securities held-to-maturity	See previous table	122,887	122,772	126,168	126,171
Loans, held-for-sale	See previous table	46,892	46,892	28,508	28,508
Loans, net	Level 2	3,189,138	3,159,907	3,156,652	3,121,855
Reverse mortgage loans	Level 3	27,035	27,035	29,298	29,298
Stock in FHLB of Pittsburgh	Level 2	27,655	27,655	23,278	23,278
Accrued interest receivable	Level 2	12,004	12,004	11,782	11,782
Other assets	Level 3	—	4,837	—	4,837
Financial liabilities:
Deposits	Level 2	3,522,278	3,345,564	3,649,235	3,461,218
Borrowed funds	Level 2	874,557	877,815	667,775	672,850
Standby letters of credit	Level 3	160	160	151	151
Accrued interest payable	Level 2	1,621	1,621	1,004	1,004

At March 31, 2015 and December 31, 2014 we had no commitments to extend credit measured at fair value.

12. SEGMENT INFORMATION

In accordance with FASB ASC 280, Segment Reporting (ASC 280) we discuss our business in three segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying unaudited Consolidated Financial Statements. We have three segments: WSFS Bank, Cash Connect, and Wealth Management.

The WSFS Bank segment provides financial products to commercial and retail customers through its 56 offices located in Delaware (45), Pennsylvania (9) Virginia (1) and Nevada (1). Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment in accordance with ASC 280.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

The Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four business lines. Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with over $675 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $8.7 billion in assets under management and administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana and Wealth Investments to deliver investment management and fiduciary products and services.

Segment information for the three months ended March 31, 2015 and March 31, 2014 follows:

For the three months ended March 31, 2015:
(In Thousands) Statement of Operations	WSFS Bank	Cash Connect	Wealth Management	Total

External customer revenues:
Interest income	$40,823	$—	$2,028	$42,851
Noninterest income	9,189	6,639	5,267	21,095

Total external customer revenues	50,012	6,639	7,295	63,946

Inter-segment revenues:
Interest income	871	—	1,447	2,318
Noninterest income	1,784	168	18	1,970

Total inter-segment revenues	2,655	168	1,465	4,288

Total revenue	52,667	6,807	8,760	68,234

External customer expenses:
Interest expense	3,912	—	122	4,034
Noninterest expenses	31,079	4,175	3,659	38,913
Provision for loan loss	733	—	53	786

Total external customer expenses	35,724	4,175	3,834	43,733

Inter-segment expenses
Interest expense	1,447	373	498	2,318
Noninterest expenses	186	614	1,170	1,970

Total inter-segment expenses	1,633	987	1,668	4,288

Total expenses	37,357	5,162	5,502	48,021

Income before taxes	$15,310	$1,645	$3,258	$20,213
Income tax provision				7,324

Consolidated net income				$12,889

As of March 31, 2015: Statement of Condition

Cash and cash equivalents	$66,854	$430,888	$7,896	$505,638
Goodwill	43,690	—	5,134	48,824
Other segment assets	3,824,272	3,002	564,744	4,392,018

Total segment assets	$3,934,816	$433,890	$577,774	$4,946,480

Capital expenditures	$817	$—	$—	$817

For the three months ended March 31, 2014:
(In Thousands) Statement of Operations	WSFS Bank	Cash Connect	Trust & Wealth Management	Total
External customer revenues:
Interest income	$35,921	$—	$1,864	$37,785
Noninterest income	8,395	6,014	3,955	18,364

Total external customer revenues	44,316	6,014	5,819	56,149

Inter-segment revenues:
Interest income	831	—	1,421	2,252
Noninterest income	1,738	193	26	1,957

Total inter-segment revenues	2,569	193	1,447	4,209

Total revenue	46,885	6,207	7,266	60,358

External customer expenses:
Interest expense	3,630	—	111	3,741
Noninterest expenses	27,318	3,550	3,016	33,884
Provision for loan loss	2,323	—	307	2,630

Total external customer expenses	33,271	3,550	3,434	40,255

Inter-segment expenses
Interest expense	1,421	331	500	2,252
Noninterest expenses	219	586	1,152	1,957

Total inter-segment expenses	1,640	917	1,652	4,209

Total expenses	34,911	4,467	5,086	44,464

Income before taxes	$11,974	$1,740	$2,180	$15,894
Income tax (benefit)				(1,017)

Consolidated net income				16,911

Capital expenditures	$478	$56	$3	$537

As of December 31, 2014:
Statement of Condition

Cash and cash equivalents	$73,395	$431,527	$3,117	$508,039
Goodwill	43,517	—	5,134	48,651
Other segment assets	4,107,212	2,006	187,412	4,296,630

Total segment assets	$4,224,124	$433,533	$195,663	$4,853,320

13. INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales. Given the current interest rate environment, coupled with our desire not to hold these assets in our portfolio, we generally sell newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis, to GSEs such as FHLMC, FNMA, and the FHLB. Loans held-for-sale are reflected on our unaudited Consolidated Statements of Condition at fair value with changes in the value reflected in our unaudited Consolidated Statements of Cash Flows and Comprehensive Income. Gains and losses are recognized at the time of sale. We periodically retain the servicing rights on residential mortgage loans sold which result in monthly service fee income and are included in our intangible assets in our unaudited Consolidated Statements of Condition. Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that we intend to sell in the secondary market are accounted for as derivatives under the guidance promulgated in ASC 450.

We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. These indemnifications may include our repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the three months ended March 31, 2015.

Swap Guarantees. We entered into agreements with three unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. By the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions like us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives under ASC 450.

At March 31, 2015, there were 108 variable-rate swap transactions between third party financial institutions and our customers, compared to 101 at December 31, 2014. The initial notional aggregated amount was approximately $431.1 million at March 31, 2015 compared to $417.9 million at December 31, 2014. At March 31, 2015 maturities ranged from approximately one month to eleven years. The aggregate market value of these swaps to the customers was a liability of $19.6 million at March 31, 2015 and $16.5 million at December 31, 2014. There were no loss liabilities established for swap guarantees as of March 31, 2015.

14. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments and unrecognized prior service costs on defined benefit pension plans. Changes to accumulated other comprehensive income (loss) are presented net of tax effect as a component of equity. Reclassification out of accumulated other comprehensive is recorded on the statement of operations either as a gain or loss.

Changes to accumulated other comprehensive income by component are shown net of taxes in the following tables for the period indicated:

(In Thousands)	Net unrealized (losses) gains on investment securities available-for-sale	Net unrealized losses on defined benefit pension plan	Total
Balance, December 31, 2014	$2,653	$847	$3,500
Other comprehensive income before reclassifications	4,567	(15)	4,552
Less: Amounts reclassified from accumulated other comprehensive income	(280)	—	(280)
Amortization of unrealized gain on securities reclassified to held-to-maturity	(171)	—	(171)

Net current-period other comprehensive income	4,116	(15)	4,101

Balance, March 31, 2015	$6,769	$832	$7,601

Balance, December 31, 2014	$(20,822)	$(472)	$(21,294)
Other comprehensive income before reclassifications	9,145	—	9,145
Less: Amounts reclassified from accumulated other comprehensive income	(358)	—	(358)

Net current-period other comprehensive income	8,787	—	8,787

Balance, March 31, 2014	$(12,035)	$(472)	$(12,507)

The statement of operations impacted by components of other comprehensive income are presented in the table below:

(In Thousands)	Three Months Ended March 31,		Affected line item in Statements of Operations
Securities available-for-sale:	2015	2014
Realized gains on securities transactions	$451	$578	Securities gains, net
Income taxes	(171)	(220)	Income tax provision

Net of tax	$280	$358

Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(171)	$—	Interest income on investment securities
Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(19)	$—	Salaries, benefits and other compensation
Actuarial (gains) losses	(5)	—	Income tax provision

Total before tax	$(24)	$—
Income taxes	(9)	—

Net of tax	(15)	—

Total reclassifications	$94	$358

15. LEGAL AND OTHER PROCEEDINGS

As initially disclosed in 2011, we were served with a complaint, filed in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania, by a bankruptcy trustee relating to a former WSFS Bank customer. The complaint challenges the Bank’s actions relating to the repayment of an outstanding loan and also seeks to avoid and recover the pre-bankruptcy repayment of that loan, approximately $5.0 million. The matter has been captioned Goldstein v. Wilmington Savings Fund Society, FSB (In re: Universal Marketing, Inc.), Chapter 7, Case No. 09-15404 (ELF), Adv. Pro. No. 11-00512. We believe we acted appropriately and we are vigorously defending ourselves against the complaint.

Based upon available information we believe the estimate of the aggregate range of reasonably possible losses for this legal proceeding is from approximately $0 to approximately $5.0 million at March 31, 2015. Costs of litigation were initially covered by insurance; however, such costs have now exceeded the limits of insurance coverage for this case. Cross motions for summary judgment are currently pending before the court.

On November 25, 2014, we were served with a complaint from a vendor seeking damages of $800,000 plus attorney’s fees, due to an alleged breach of contract. The parties agreed to mediate the dispute and during April of 2015, this issue was settled. The cost of the settlement was not material and was fully accrued for in our first quarter results.

Three purported shareholder derivative and class action complaints relating to the pending merger with Alliance Bancorp, Inc. of Pennsylvania have been filed. These actions, Parshall v. Stonier et al. (filed on April 20, 2015), Sloss v. Cirucci et al. (filed on May 4, 2015), and Hewes v. Cirucci et al. (filed on May 4, 2015) were all filed in the Court of Common Pleas of Delaware County, Pennsylvania. The complaints name as defendants Alliance Bancorp, Inc. of Pennsylvania, its directors and certain of its officers, and the Company. The complaints in the merger litigation allege that the members of the board of directors of Alliance Bancorp, Inc. of Pennsylvania breached their fiduciary duties to Alliance shareholders by approving the merger for inadequate consideration, approving the transaction in order to obtain benefits for Alliance directors and officers that are not equally shared by other Alliance shareholders, entering into the merger agreement containing preclusive deal protection devices, and failing to take steps to maximize the value to be paid to the Alliance shareholders. The complaints also allege claims against the Company for aiding and abetting these alleged breaches of fiduciary duties. Two of the complaints challenge the adequacy of the disclosures concerning the transaction in the registration statement on Form S-4 relating to the merger. The plaintiffs in these actions seek, among other things, preliminary and permanent injunctive relief prohibiting consummation of the merger, rescission or rescissory damages in the event the merger is consummated, damages, attorneys’ fees and costs, and other and further relief. Each of the defendants believes the claims asserted in these actions are without merit and intends to vigorously defend against this lawsuit. However, at this time, it is not possible to predict the outcome of the proceedings or their impact on the Company.

There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such other proceedings will have a material effect on the Consolidated Financial Statements.

16. SUBSEQUENT EVENTS

On March 17, 2015 the Board of Directors declared a three-for-one stock split in our common stock in the form of a stock dividend of two shares for each issued and outstanding share of common stock. The stock dividend will be paid on or about May 18, 2015 to stockholders of record as of May 4, 2015.

The pro forma effect on share amounts included in the unaudited Consolidated Statements of Condition are as follows:

	March 31,	December 31,
	2015	2014
Shares authorized	65,000,000	65,000,000
Shares issued	37,441,473	37,370,932
Treasury stock	9,174,735	9,163,096

The following shows the pro forma computation of basic and diluted earnings per share:

(In Thousands, Except Per Share Data)	For the three months ended March 31,
	2015	2014
	(unaudited)
Numerator:
Net income	$12,889	$16,911

Denominator:
Weighted average basic share	28,218	26,712
Dilutive potential common shares	534	672

Weighted average fully dilutive shares	28,752	27,384

Earnings per share:
Basic	$0.46	$0.63
Diluted	$0.45	$0.62
Outstanding common stock equivalents having no dilutive effect	237	132

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB, or WSFS Bank, the seventh oldest bank continuously operating under the same name in the United States. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other financial institutions. A fixture in the community, WSFS has been in operation for more than 183 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Service growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.7 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. We service our customers primarily from our 56 offices located in Delaware (45), Pennsylvania (9), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches and mortgage and title services through those branches and through Pennsylvania-based Array Financial Group (Array) and Arrow Land Transfer Company (Arrow). Array is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions, and the related entity, Arrow, is an abstract and title company.

On March 3, 2015 we announced the signing of a definitive agreement and plan of reorganization whereby we would acquire Alliance Bancorp, Inc. of Pennsylvania and its wholly-owned bank subsidiary, Alliance Bank. Upon the closing of the transaction, Alliance Bancorp, Inc. of Pennsylvania will merge into the Company, and Alliance Bank will merge into WSFS Bank. The acquisition is subject to approval by the shareholders of Alliance Bancorp, Inc. of Pennsylvania, regulatory approval, and other customary closing conditions.

Our Cash Connect division is a premier provider of ATM Vault Cash and related services in the United States. It manages $538.2 million in vault cash in over 15,000 ATMs nationwide and provides related services such as, online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates over 460 ATMs for the Bank, which has the largest branded ATM network in Delaware.

As a provider of ATM Vault Cash to the U.S. ATM industry, Cash Connect is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 14-year history, Cash Connect periodically has been exposed to theft through theft from armored courier companies and consistently has been able to recover losses through its risk management strategies.

The Wealth Management division provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC (Cypress) is a registered investment advisor with over $674 million in assets under management. Cypress’ primary market segment is high net worth individuals and offers a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $8.7 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with Cypress, Christiana Trust and WSFS Wealth Investments to deliver investment management and fiduciary products and services.

The Company has two consolidated subsidiaries, WSFS Bank and Cypress, and one unconsolidated subsidiary, WSFS Capital Trust III (the Trust). WSFS Bank has three wholly-owned subsidiaries, WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services, LLC (Monarch).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, those related to difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the market areas in which the Company operates and in which its loans are concentrated, including the effects of declines in housing markets, an increase in unemployment levels and slowdowns in economic growth; the Company’s level of nonperforming assets and the costs associated with resolving any problem loans including litigation and other costs; changes in market interest rates may increase funding costs and reduce earning asset yields thus reducing margin; the impact of changes in interest rates and the credit quality and strength of underlying collateral and the effect of such changes on the market value of the Company’s investment securities portfolio; the credit risk associated with the substantial amount of commercial real estate, construction and land development, and commercial and industrial loans in our loan portfolio; the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations including the changes in regulations affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations being issued in accordance with this statute and potential expenses associated with complying with such regulations; possible additional loan losses and impairment of the collectability of loans; the Company’s ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate liquidity internally or raise capital on favorable terms; possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations; any impairment of the Company’s goodwill or other intangible assets; failure of the financial and operational controls of the Company’s Cash Connect division; conditions in the financial markets that may limit the Company’s access to additional funding to meet its liquidity needs; the success of the Company’s growth plans, including the successful integration of past and future acquisitions; The Company’s ability to successfully complete its planned acquisitions, including the acquisition of Alliance Bancorp, Inc. of Pennsylvania, and the timing thereof; negative perceptions or publicity with respect to the Company’s trust and wealth management business; system failure or cybersecurity breaches of the Company’s network security; the Company’s ability to recruit and retain key employees; the effects of problems encountered by other financial institutions that adversely affect the Company or the banking industry generally; the effects of weather and natural disasters such as floods, droughts, wind, tornadoes and hurricanes as well as effects from geopolitical instability and man-made disasters including terrorist attacks; possible changes in the speed of loan prepayments by the Company’s customers and loan origination or sales volumes; possible acceleration of prepayments of mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on prepayments on mortgage-backed securities due to low interest rates; regulatory limits on the Company’s ability to receive dividends from its subsidiaries and pay dividends to its shareholders; the effects of any reputational, credit, interest rate, market, operational, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above; and the costs associated with resolving any problem loans, litigation and other risks and uncertainties, discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward looking statements are as of the date they are made, and the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the financial condition and results of operations are based on the unaudited Consolidated Financial Statements, which are prepared in conformity with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2015, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 1, Basis of Presentation, to the unaudited Consolidated Financial Statements.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $93.2, million or 1.9%, to $4.9 billion during the three months ended March 31, 2015. Included in this increase was a $50.8 million, or 1.6%, increase in net loans (including loans held for sale) and a $43.1 million increase in investment securities which include mortgage-backed securities (MBS).

Total liabilities increased $76.7 million, or 1.8%, to $4.4 billion during the three months ended March 31, 2015. This increase was primarily the result of an increase in Federal Home Loans Bank advances of $217.9 million, or 54%. Partially offsetting this increase was a $133.6 million decrease in total customer funding mainly due to the expected outflow of approximately $188.0 million of year-end temporary trust-related money market deposits.

Capital Resources

Stockholders’ equity increased $16.4 million between December 31, 2014 and March 31, 2015. This increase was primarily due to net income of $12.9 million during the three months ended March 31, 2015, combined with a $4.2 million increase in the value of our available for securities portfolio. Partially offsetting these increases was the payment of dividends on our common stock of $1.4 million during the three months ended March 31, 2015. Tangible common equity (a non-GAAP financial measure) increased $16.7 million from $431.4 million at December 31, 2014 to $448.1 million at March 31, 2015.

Tangible common book value per share of common stock (a non-GAAP financial measure) was $47.56 at March 31, 2015, an increase of $1.67, or 4%, from $45.89 reported at December 31, 2014. Book value per share of common stock was $53.65 at March 31, 2015, an increase of $1.64 from $52.01 reported at December 31, 2014.

Below is a table comparing WSFS Bank’s consolidated capital position to the minimum regulatory requirements as of March 31, 2015:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
		% of		% of		% of
(Dollars in Thousands)	Amount	Assets	Amount	Assets	Amount	Assets
Total Capital (to Risk-Weighted Assets)	$551,851	13.56%	$325,564	8.00%	$406,955	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	512,343	12.59	244,173	6.00	325,564	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	512,343	12.59	183,130	4.50	264,521	6.50
Tier 1 Leverage Capital (to Risk-Weighted Assets)	512,343	10.69	191,679	4.00	239,598	5.00

Under new guidelines issued by banking regulators effective January 1, 2015, savings institutions such as WSFS Bank must maintain a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, a minimum ratio of total capital to risk-weighted assets of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements. At March 31, 2015 the Bank chose to opt-out of including Accumulated Other Comprehensive Income from regulatory capital.

The Federal Deposit Insurance Corporation Act (FDICIA), as well as other requirements, established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leveraged and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

At March 31, 2015, WSFS Bank was in compliance with regulatory capital requirements and all of its regulatory capital ratios exceeded “well-capitalized” regulatory benchmarks. WSFS Bank’s total risk based capital ratio was 13.56%, Tier 1 capital ratio was 12.59% and total common equity tier 1 capital was 12.59%. In addition, and not included in the WSFS Bank capital, the holding company separately held $54.6 million in cash to support potential dividends, acquisitions and strategic growth plans.

Liquidity

We manage our liquidity and funding needs through our Treasury function and our Asset/Liability Committee. We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. Also, liquidity risk management is a primary area of examination by the banking regulators.

We have ready access to several sources to fund growth and meet its liquidity needs. Among these are: net income, retail deposit programs, loan repayments, FHLB borrowings, repurchase agreements, access to the Federal Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration, mortgage-backed securities and government sponsored enterprises notes, that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. We believe these sources are sufficient to maintain required and prudent levels of liquidity.

During the three months ended March 31, 2015, cash and cash equivalents decreased $2.4 million to $505.6 million. This decrease was primarily a result of a $130.4 million decrease in demand, savings and time deposits; a $43.1 million increase in investments; a $50.8 million increase in net loans and a $25.0 million decrease from a repurchase agreement that matured. Offsetting these decreases in cash was a $217.9 increase in Federal Home Loan Bank advances.

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

The following table shows our nonperforming assets and past due loans at the dates indicated:

	March 31,	December 31,
(In Thousands)	2015	2014
Nonaccruing loans:
Commercial	$2,107	$2,706
Owner-occupied commercial	1,552	2,475
Consumer	3,287	3,557
Commercial mortgages	7,508	8,245
Residential mortgages	6,227	7,068
Construction	—	—

Total nonaccruing loans	20,681	24,051
Assets acquired through foreclosure	6,088	5,734
Troubled debt restructuring (accruing)	22,500	22,600

Total nonperforming assets	$49,269	$52,385

Past due loans: (1)
Residential mortgages	$492	$—
Consumer	102	4
Commercial and commercial mortgages	100	—

Total past due loans	$694	$4

Ratio of allowance for loan losses to total loans (2)	1.22%	1.23%
Ratio of nonaccruing loans to total loans (2)	0.64	0.75
Ratio of NPA to total assets	1.00	1.08
Ratio of loan loss allowance to nonaccruing loans	191.04	163.93
Ratio of loan loss allowance to total nonperforming assets	80.19	75.26

(1)	Accruing loans only which includes acquired nonimpaired loans. Nonaccruing TDR’s are included in their respective categories of nonaccruing loans.
(2)	Total loans exclude loans held for sale.

As of March 31, 2015, nonperforming assets decreased $3.1 million from December 31, 2014. As a result, non-performing assets as a percentage of total assets decreased from 1.08% at December 31, 2014 to 1.00% at March 31, 2015. This decrease is due to significant collections and workout activity. There were only $1.2 million in new nonperforming loans between December 31, 2014 and March 31, 2015, compared to $11.5 million new nonperforming loans in the fourth quarter of 2014.

The following table summarizes the changes in NPAs during the period indicated:

(In Thousands)	For the three months ended	For the year ended
	March 31, 2015	December 31, 2014
Beginning balance	$52,385	$47,814
Additions	1,230	38,322
Collections	(3,411)	(25,111)
Transfers to accrual	—	(96)
Charge-offs/write-downs, net	(935)	(8,544)

Ending balance	$49,269	$52,385

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

INTEREST RATE SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At March 31, 2015, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $91.8 million. Our interest-sensitive liabilities as a percentage of interest-sensitive assets within the one-year window increased from 101.2% at December 31, 2014 to 103.7% at March 31, 2015. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 1.86% at March 31, 2015 from 0.63% at December 31, 2014. The low level of sensitivity reflects our continuing efforts to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure, required to be performed by federal regulation, measures the impact of an immediate change in interest rates in 100 basis point increments on the economic value of equity ratio. The economic value of the equity ratio is defined as the economic value of the estimated cash flows from assets and liabilities as a percentage of economic value of cash flows from total assets.

The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300	5%	13.94%	4%	13.76%
+200	3%	13.92%	2%	13.81%
+100	-1%	13.73%	-1%	13.59%
—	—%	13.36%	—%	13.37%
-100	-1%	12.38%	-2%	12.51%
-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014

Results of Operations

We recorded net income of $12.9 million for the quarter ended March 31, 2015, a $4.0 million, or 24%, decrease from the $16.9 million recorded for the quarter ended March 31, 2014. The diluted earnings per share was $1.34 and $1.85 for March 31, 2015 and 2014 respectively. The most significant cause for the decrease in net income was a one-time income tax benefit of approximately $6.7 million, or $0.73 in diluted earnings per share during the first quarter of 2014 due to the legal call of our reverse mortgage trust bonds. Excluding this item net income would have increased from $10.2 million or $1.12 in earnings per diluted share for the quarter ended March 31, 2014. Net interest income increased $4.8 million in the quarter ended March 31, 2015 as compared to the same period last year, reflecting growth in our loan portfolio. Fee income increased by $2.7 million for the quarter ended March 31, 2015, compared to the same period last year due to growth in many areas of our Company. Noninterest expenses of $38.9 million represented an increase of $5.0 million from $33.9 million for the quarter ended March 31, 2014 due to the acquisition of FNBW and higher infrastructure costs.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three Months Ended March 31,
	2015			2014
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$955,680	$11,225	4.70%	$834,196	$9,286	4.45%
Residential real estate loans (4)	249,612	2,414	3.87	240,472	2,271	3.78
Commercial loans	1,700,948	19,038	4.50	1,601,615	17,220	4.33
Consumer loans	325,449	3,567	4.44	302,290	3,425	4.60

Total loans	3,231,689	36,244	4.50	2,978,573	32,202	4.34
Mortgage-backed securities (5) (6)	723,018	3,433	1.90	680,080	3,278	1.93
Investment securities (5) (6)	158,028	860	3.22	138,819	792	3.45
Reverse mortgages (5) (6)	28,253	1,236	17.50	37,261	1,197	12.85
Other interest-earning assets	31,623	1,078	13.83	35,093	316	3.65

Total interest-earning assets	4,172,611	42,851	4.22	3,869,826	37,785	3.96

Allowance for loan losses	(39,674)			(41,585)
Cash and due from banks	81,149			77,080
Cash in non-owned ATMs	402,072			355,105
Bank-owned life insurance	76,583			63,234
Other noninterest-earning assets	148,445			140,752

Total assets	$4,841,186			$4,464,412

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$673,976	$152	0.09%	$624,761	$147	0.10%
Money market	875,273	538	0.25	767,362	311	0.16
Savings	408,555	52	0.05	394,317	59	0.06
Customer time deposits	490,077	1,049	0.87	453,842	956	0.85

Total interest-bearing customer deposits	2,447,881	1,791	0.30	2,240,282	1,473	0.27
Brokered certificates of deposit	180,618	151	0.34	215,336	183	0.34

Total interest-bearing deposits	2,628,499	1,942	0.30	2,455,618	1,656	0.27
FHLB of Pittsburgh advances	610,954	713	0.47	655,509	526	0.32
Trust preferred borrowings	67,011	327	1.98	67,011	326	1.95
Reverse mortgage bonds payable	—	—	—	6,597	15	0.91
Senior Debt	55,000	942	6.85	55,000	942	6.85
Other borrowed funds (7)	127,325	110	0.35	147,256	276	0.75

Total interest-bearing liabilities	3,488,789	4,034	0.47	3,386,991	3,741	0.44

Noninterest-bearing demand deposits	811,365			641,052
Other noninterest-bearing liabilities	40,628			37,066
Stockholders’ equity	500,404			399,303

Total liabilities and stockholders’ equity	$4,841,186			$4,464,412

Excess of interest-earning assets over interest-bearing liabilities	$683,822			$482,835

Net interest and dividend income		$38,817			$34,044

Interest rate spread			3.75%			3.52%

Net interest margin (8)			3.82%			3.62%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes residential mortgage loans HFS.
(5)	Includes securities available-for-sale at fair value.
(6)	Average Balances and related yield are calculated using the fair value of available-for-sale securities.
(7)	Includes federal funds purchased and securities sold under agreement to repurchase.
(8)	Beginning in 2015, the annualization method used to calculate net interest margin was changed to actual/actual from 30/360. All net interest margin calculations were updated to reflect this change.

The net interest margin for the first quarter of 2015 was 3.82%, a 20 basis point increase compared to 3.62% for the first quarter of 2014. This increase from the first quarter of 2014 reflects the special FHLB dividend of $808,000 as well as a favorable change in our loan mix to more profitable commercial loans despite the continued competitive pricing environment and some volatility from accounting for purchased loans.

Provision/Allowance for Loan Losses

We maintain an allowance for loan losses (the allowance) at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, pursuant to accounting literature, which is discussed in “Nonperforming Assets”. Our evaluation is based upon a review of the portfolio and requires significant, complex and difficult judgments. For the three months ended March 31, 2015 and 2014, we recorded a provision for loan losses of $786,000 and $2.6 million, respectively. This decrease was primarily due to a broad improvement in the portfolio credit quality as indicated through significantly improved credit metrics.

Our allowance for loan losses is based on the inherent risk of our loans and various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations. In addition, regional economic conditions are taken into consideration. The allowance for loan losses of $39.5 million at March 31, 2015 increased slightly from $39.4 million at December 31, 2014 and the ratio of allowance for loan losses to total gross loans was 1.22% at March 31, 2015, compared to 1.23% at December 31, 2014 as loans grew faster than our provision. The allowance for loan losses and provision remained flat during the quarter and reflect the following:

•	Total problem loans (all criticized, classified, and non-performing loans) were 27.0% of common equity Tier 1 Capital plus allowance for loan losses as of March 31, 2015.

•	Nonperforming loans decreased to $20.7 million as of March 31, 2015 compared to $24.1 million as of December 31, 2014.

•	Total loan delinquency increased to only 0.67% as of March 31, 2015, compared to only 0.55% as of December 31, 2014.

The table below represents a summary of changes in the allowance for loan losses for the three months ended March 31, 2015 and 2014, respectively.

	For the Three Months Ended March 31,
(In Thousands)	2015	2014
Beginning balance	$39,426	$41,244
Provision for loan losses	786	2,630
Charge-offs:
Residential real estate	125	364
Commercial real estate	39	160
Construction	—	88
Commercial	131	1,113
Owner-occupied commercial	330	197
Overdrafts	161	180
Consumer	289	1,053

Total charge-offs	1,075	3,155

Recoveries:
Residential real estate	11	18
Commercial real estate	79	37
Construction	49	7
Commercial	26	324
Owner-occupied commercial	4	6
Overdrafts	98	81
Consumer	103	136

Total recoveries	370	609

Net charge-offs	705	2,546

Ending balance	$39,507	$41,328

Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.09%	0.34%

(1)	Ratios for the three months ended March 31, 2015 and 2014 are annualized.

Fee (noninterest) Income

During the first quarter of 2015, the Company earned fee income of $21.1 million, an increase of 2.7 million compared to $18.4 million in the first quarter of 2014. Excluding net securities gains in both periods, fee income increased $2.9 million, or 16%, from $17.8 million in the first quarter of 2014. This was the result of growth in most businesses including increases in investment management and fiduciary revenue ($1.3 million), mortgage banking activities ($891,000), and credit/debit card and ATM income ($261,000).

Noninterest Expense

Noninterest expense for the first quarter of 2015 was $38.9 million, an increase of $5.0 million, or 15%, from $33.9 million in the same period of 2014. Adjusting for corporate development costs, expenses increased $4.5 million, or 13%, from the prior year. The increase was a result of both organic and acquisition related costs. Specifically, expenses grew from the additional investment in infrastructure related to growth in the franchise and the heightened compliance environment, as well ongoing operating costs due to the recent acquisition of FNBW.

Income Taxes

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $7.3 million during the three months ended March 31, 2015 compared to an income tax benefit of $1.0 million for the same period in 2014.

The first quarter of 2014 included the recognition of $6.7 million of tax benefits related to the legal call of our reverse mortgage trust bonds as more fully discussed in Note10, Income Taxes to our unaudited Consolidated Financial Statements. Our effective tax rate was 36.2% for the three months ended March 31, 2015 compared to (6.4)% during the same period in 2014. Excluding the reverse mortgage tax benefit, our effective tax rate was 35.9% for the three months ended March 31, 2014.

The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, federal low-income housing tax credits, and BOLI income. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options, nondeductible acquisition costs and a provision for state income tax expense.

As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $495,000 and $293,000 of such amortization has been reflected as income tax expense for the three months ended March 31, 2015 and March 31, 2014, respectively.

The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the quarter ended March 31, 2015 were $509,000, $495,000 and $68,000, respectively. The carrying value of the investment in affordable housing credits is $12.5 million at March 31, 2015, compared to $13.0 million at December 31, 2014.

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

(In Thousands, except for value per share amounts)	March 31,	December 31,
	2015	2014
Tangible Common Book Value per Share of Common Stock
End of period balance sheet data:
Stockholders’ equity	$505,495	$489,051
Goodwill and other intangible assets	(57,369)	(57,593)

Tangible common equity (numerator)	$448,126	$431,458

Shares of common stock outstanding (denominator)	9,422	9,403

Book value per share of common stock	$53.65	$52.01
Goodwill and other intangible assets	(6.09)	(6.12)

Tangible book value per share of common stock	$47.56	$45.89

RECENT LEGISLATION

General

As a federally chartered savings institution the Bank is subject to regulations by the Federal Housing Finance Agency, an independent agency in the executive branch of the U.S. government (the FHFA), the Federal Deposit Insurance Corporation (the FDIC), the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC) (collectively, the Federal banking agencies). The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank must file reports with the OCC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the FHFA and the Federal Reserve.

Basel III

On July 2, 2013, the Federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision’s (BCBS) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The final rules also establish a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. This capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The final rules also revise the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments).

The phase-in period for the final rules began for us on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Our capital levels at March 31, 2015 remain in excess of the “well-capitalized” regulatory benchmarks under the new rules.

In October 2014, the BCBS published Basel III: The Net Stable Funding Ratio. The net stable funding ratio (NSFR) is a significant component of Basel III as it requires banks to maintain a stable funding position in relation to their on- and off-balance sheet activities over a one year horizon. It is being implemented to reduce the likelihood that disruptions to a bank’s normal source of funding will not significantly erode its liquidity position. This requirement will become effective January 1, 2018. The BCBS’ NSFR applies to internationally active banks, but may also be applied to other banks. The U.S. banking regulators have not yet proposed a rule implementing the NSFR, and as such, it is not known whether the NSFR will apply to banks of our size and profile in the U.S. We are mindful of this and other potential risk management and reporting requirements. Management will continue to monitor any additional developments and their potential impact to our liquidity requirements.

Debit Card Interchange Fees

On June 29, 2011, the Federal Reserve issued a final rule (Regulation II—Debit Card Interchange Fees and Routing) under the Durbin Amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), establishing standards for debit card interchange fees, which limited the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction to the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction. In addition, the Federal Reserve also approved a final rule on July 27, 2012 that allows for an upward adjustment of no more than one cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the rule. The provisions regarding debit card interchange fees became effective October 1, 2011, and the fraud prevention adjustment became effective October 1, 2012. On July 31, 2013, a U.S. District Court judge declared that provisions of the final rule were invalid.

On March 21, 2014, a panel of the U.S. Court of Appeals for the District of Columbia (the Court) overturned the U.S. District Court’s opinion, upholding the final rule as a reasonable interpretation of the statute. On January 20, 2015, the U.S. Supreme Court declined to hear the retailers’ appeal.

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31), such as WSFS Bank, are exempt from the debit card interchange fee standards.

The Volcker Rule

On December 10, 2013, the OCC, the Federal Reserve, the FDIC and the SEC released their rule “Prohibitions and Restrictions on Proprietary Trading and Certain Interests in and Relationships with Hedge Funds and Private Equity Funds” also known as the “Volcker Rule”. The Volcker Rule prohibits insured deposit institutions and companies affiliated with them from engaging in proprietary trading of certain securities, derivatives, commodity futures, and options. The Volcker Rule also prohibits, with certain exclusions, banking entities from having an ownership interest in, sponsoring, or having certain other relationships with, hedge funds and private equity funds and numerous other types of covered funds. The compliance date for the proprietary trading and covered fund restrictions is July 21, 2015, and banking entities currently have until July 21, 2016 to divest certain legacy investments in covered funds.

Loans in Areas Having Special Flood Hazards

The FDIC adopted its final rule to rescind and remove regulations entitled “Loans in Areas Having Flood Hazards’’ and to amend regulations entitled, “Loans in Areas Having Flood Hazards.’’ The final rule will integrate the flood insurance regulations for State nonmember banks and State savings associations in accordance with the requirements of the Dodd-Frank Act. The integration of the regulations was originally proposed as part of an interagency joint notice of proposed rulemaking issued in October 2013 pursuant to the Biggert-Waters Flood Insurance Reform Act of 2012 (the BW Act). The FDIC has decided to integrate the flood insurance regulations by means of an individual final rule.

Community Reinvestment Act Regulations

The Federal banking agencies amended their Community Reinvestment Act (CRA) regulations to adjust the asset-size thresholds used to define “small bank’’ or “small savings association’’ and “intermediate small bank’’ or “intermediate small savings association.’’ As required by the CRA regulations, the adjustment to the threshold amount is based on the annual percentage change in the Consumer Price Index.

Credit Risk Retention

The Federal banking agencies along with the U.S. Housing and Urban Development Agency (HUD) adopted a joint final rule (the rule, or the final rule) to implement the credit risk retention requirements of section 15G of the Securities Exchange Act of 1934, as added by section 941 of the Dodd-Frank Act. Section 15G generally requires the securitizer of asset-backed securities to retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities. Section 15G includes a variety of exemptions from these requirements, including an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages,’’ as such term is defined by the Federal banking agencies by rule.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference from Item 2, of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), our principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the quarter ended March 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Incorporated herein by reference to Note 15 – Legal Proceedings to the Consolidated Financial Statements

Item 1A. Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2015.

2015	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	2,177	$76.04	—	353,379
February	8,207	77.93	—	353,379
March	12,511	75.53	11,639	341,740

Total (1)	22,895	$76.44	11,639

(1)	The shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting of restricted stock or exercise of stock options. There were 11,639 treasury shares repurchased during the quarter ended March 31, 2015.

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

WSFS FINANCIAL CORPORATION

Date:	May 11, 2015	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2015	/s/ Rodger Levenson
Rodger Levenson
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)