Form 10-Q
period 2015-06-30
WSFS FINANCIAL CORP
filed 2015-08-07
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2015.

Common Stock, par value $.01 per share	27,898,384
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014	3

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014	4

	Consolidated Statements of Condition as of June 30, 2015 and December 31, 2014	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	6

	Notes to the Consolidated Financial Statements for the Three and Six Months Ended June 30, 2015 and 2014	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

PART II. Other Information

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults upon Senior Securities	57

Item 4.	Mine Safety Disclosure	57

Item 5.	Other Information	57

Item 6.	Exhibits	57

Signatures

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance Document
Exhibit 101.SCH	Schema Document
Exhibit 101.CAL	Calculation Linkbase Document
Exhibit 101.LAB	Labels Linkbase Document
Exhibit 101.PRE	Presentation Linkbase Document
Exhibit 101.DEF	Definition Linkbase Document

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$37,090	$33,319	$73,334	$65,521
Interest on mortgage-backed securities	3,523	3,564	6,956	6,813
Interest and dividends on investment securities	852	814	1,712	1,606
Interest on reverse mortgage loans	1,166	1,368	2,402	2,594
Other interest income	424	348	1,502	664

	43,055	39,413	85,906	77,198

Interest expense:
Interest on deposits	1,825	1,714	3,767	3,370
Interest on Federal Home Loan Bank advances	751	661	1,464	1,187
Interest on trust preferred borrowings	339	330	666	656
Interest on senior debt	941	941	1,883	1,883
Interest on bonds payable	—	—	—	15
Interest on other borrowings	109	290	219	566

	3,965	3,936	7,999	7,677

Net interest income	39,090	35,477	77,907	69,521
Provision for loan losses	3,773	50	4,559	2,680

Net interest income after provision for loan losses	35,317	35,427	73,348	66,841

Noninterest income:
Credit/debit card and ATM income	6,462	6,010	12,489	11,776
Deposit service charges	4,099	4,346	8,004	8,615
Investment management and fiduciary revenue	5,707	4,287	10,800	8,121
Mortgage banking activities, net	1,590	1,025	3,293	1,837
Loan fee income	469	556	932	940
Bank owned life insurance income	179	143	382	282
Security gains, net	477	365	928	943
Other income	3,475	2,891	6,725	5,473

	22,458	19,623	43,553	37,987

Noninterest expense:
Salaries, benefits and other compensation	20,345	18,668	41,355	37,142
Occupancy expense	3,637	3,569	7,515	7,298
Equipment expense	1,959	1,860	4,041	3,547
Data processing and operations expenses	1,459	1,531	2,881	3,002
Professional fees	1,753	2,215	3,225	3,321
FDIC expenses	687	692	1,356	1,345
Loan workout and OREO expenses	330	716	329	1,255
Marketing expense	1,007	442	1,591	941
Corporate development expense	686	158	1,282	412
Other operating expenses	6,791	5,373	13,992	10,845

	38,654	35,224	77,567	69,108

Income before taxes	19,121	19,826	39,334	35,720
Income tax provision	6,887	7,101	14,211	6,084

Net income	$12,234	$12,725	$25,123	$29,636

Earnings per share:
Basic	$0.43	$0.48	$0.89	$1.11
Diluted	$0.43	$0.46	$0.88	$1.08

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Net Income	$12,234	$12,725	$25,123	$29,636
Other comprehensive income (loss):
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax expense (benefit) of ($3,692), $5,932, ($893) and $11,537, respectively	(6,024)	9,678	(1,457)	18,824
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $181, $139, $352 and $358, respectively	(296)	(226)	(576)	(585)

	(6,320)	9,452	(2,033)	18,239
Net change in securities held-to-maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax benefit of ($120), $0, ($120), $0, respectively	(37)	—	(208)	—
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of ($9), $36, ($18) and $36, respectively	(15)	60	(30)	60

Total other comprehensive income (loss)	(6,372)	9,512	(2,271)	18,299

Total comprehensive income	$5,862	$22,237	$22,852	$47,935

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
	2015	2014
(In Thousands, Except Per Share Data)	(Unaudited)
Assets
Cash and due from banks	$108,928	$93,717
Cash in non-owned ATMs	424,238	414,188
Interest-bearing deposits in other banks	525	134

Total cash and cash equivalents	533,691	508,039
Investment securities, available-for-sale	781,746	740,124
Investment securities, held-to-maturity at cost	120,697	126,168
Loans held-for-sale at fair value	48,099	28,508
Loans, net of allowance for loan losses of $40,845 at June 30, 2015 and $39,426 at December 31, 2014	3,295,471	3,156,652
Reverse mortgage loans	25,945	29,298
Bank-owned life insurance	76,891	76,509
Stock in Federal Home Loan Bank of Pittsburgh, at cost	31,832	23,278
Assets acquired through foreclosure	4,856	5,734
Accrued interest receivable	12,272	11,782
Premises and equipment	34,814	35,074
Goodwill	48,987	48,651
Intangible assets	8,057	8,942
Other assets	54,125	54,561

Total assets	$5,077,483	$4,853,320

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$875,955	$804,678
Interest-bearing demand	697,365	688,370
Money market	926,582	1,066,224
Savings	419,864	402,032
Time	223,541	253,302
Jumbo certificates of deposit – customer	199,526	247,671

Total customer deposits	3,342,833	3,462,277
Brokered deposits	183,622	186,958

Total deposits	3,526,455	3,649,235
Federal funds purchased and securities sold under agreements to repurchase	123,075	128,225
Federal Home Loan Bank advances	740,681	405,894
Trust preferred borrowings	67,011	67,011
Senior debt	55,000	55,000
Other borrowed funds	15,133	11,645
Accrued interest payable	1,879	1,004
Other liabilities	47,874	46,255

Total liabilities	4,577,108	4,364,269

Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 55,888,833 at June 30, 2015 and 55,697,124 at December 31, 2014	559	557
Capital in excess of par value	205,069	201,130
Accumulated other comprehensive income	1,229	3,500
Retained earnings	545,405	523,099
Treasury stock at cost, 27,979,607 shares at June 30, 2015 and 27,489,288 shares at December 31, 2014	(251,887)	(239,235)

Total stockholders’ equity	500,375	489,051

Total liabilities and stockholders’ equity	$5,077,483	$4,853,320

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2015	2014
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$25,123	$29,636
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,559	2,680
Depreciation of premises and equipment, net	3,054	2,982
Amortization of fees and discounts, net	7,173	4,552
Amortization of intangible assets	787	546
Increase in accrued interest receivable	(490)	(206)
Decrease in other assets	271	220
Origination of loans held-for-sale	(185,543)	(105,844)
Proceeds from sales of loans held-for-sale	168,397	101,976
Gain on mortgage banking activities, net	(3,293)	(1,837)
Gain on sale of securities, net	(928)	(943)
Stock-based compensation expense	2,345	2,242
Excess tax benefit from stock-based compensation	(681)	(478)
Increase in accrued interest payable	875	1,543
Increase (decrease) in other liabilities	1,582	(788)
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	201	56
Deferred income tax expense (benefit)	1,836	(5,722)
Increase in value of bank-owned life insurance	(430)	(282)
Increase in capitalized interest, net	(2,405)	(2,785)

Net cash provided by operating activities	$22,433	$27,548

Investing activities:
Calls of investment securities held to maturity	3,486	—
Maturities of investment securities available for sale	—	2,305
Sale of investment securities available-for-sale	84,529	141,439
Purchases of investment securities available-for-sale	(185,463)	(168,454)
Repayments of investment securities available-for-sale	55,084	27,177
Repayments on reverse mortgages	6,196	8,235
Disbursements for reverse mortgages	(438)	(665)
Net increase in loans	(149,214)	(93,558)
Net increase in stock of FHLB	(8,554)	(1,718)
Sales of assets acquired through foreclosure, net	3,081	3,222
Investment in premises and equipment, net	(2,884)	(1,388)

Net cash used for investing activities	$(194,177)	$(83,405)

Financing activities:
Net decrease in demand and saving deposits	(38,091)	(65,036)
Decrease in time deposits	(77,906)	(6,635)
(Decrease) increase in brokered deposits	(3,336)	31,732
Increase in loan payable	41	40
Repayment of reverse mortgage trust bonds payable	—	(21,990)
Receipts from FHLB advances	14,455,050	57,176,960
Repayments of FHLB advances	(14,435,200)	(57,056,651)
Receipts from federal funds purchased and securities sold under agreement to repurchase	30,479,478	12,259,350
Repayments of federal funds purchased and securities sold under agreement to repurchase	(30,169,691)	(12,270,350)
Dividends paid	(2,823)	(2,141)
Issuance of common stock and exercise of common stock options	1,845	863
Purchase of treasury stock	(12,652)	—
Excess tax benefit from stock-based compensation	681	478

Net cash provided by financing activities	$197,396	$46,620

Decrease in cash and cash equivalents	25,652	(9,237)
Cash and cash equivalents at beginning of period	508,039	484,426

Cash and cash equivalents at end of period	$533,691	$475,189

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$7,124	$6,134
Cash paid for income taxes, net	10,471	12,231
Loans transferred to assets acquired through foreclosure	2,452	3,196
Loans transferred to portfolio from held-for-sale at fair value	171	2,169
Net change in accumulated other comprehensive income	(2,271)	18,299
Non-cash goodwill adjustments, net	336	135

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

1. BASIS OF PRESENTATION

General

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

The acronyms and abbreviations below are used in the unaudited Notes to Consolidated Financial Statements as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may find it helpful to refer back to this page as you read this report.

AICPA: American Institute of Certified Public	FASB: Financial Accounting Standards Board

Accountants	FDIC: Federal Deposit Insurance Corporation

Allowance: Allowance for loan losses or ALLL	Federal Reserve: Board of Governors of the Federal

Alliance: Alliance Bancorp Inc. of Pennsylvania	Reserve System

Array: Array Financial Group	Monarch: Monarch Entity Services, LLC

Arrow: Arrow Land Transfer	FHLB: Federal Home Loan Bank

ASC: Accounting standard codification	FHLMC: Federal Home Loan Mortgage Corporation

Associate: Employee	GAAP: U.S. Generally Accepted Accounting Principles

ASU: Accounting standard update	GNMA: Government National Mortgage Association

BCBS: Basel Committee on Banking Supervision	GSE: U.S. Government and government sponsored

C&I: Commercial & Industrial (loans)	enterprises

CMO: Collateralized mortgage obligation	HUD: U.S. Housing and Urban Development Agency

CRA: Community Reinvestment Act	NPA: Nonperforming asset

Cypress: Cypress Capital Management, LLC	NSFR: Net stable funding ratio

Dodd-Frank Act: Dodd-Frank Wall Street Reform	MBS: Mortgage-backed securities

and Consumer Protection Act of 2010	OCC: Office of the Comptroller of the Currency

DTA: Deferred tax asset	OREO: Other real estate owned

EPS: Earnings per share	OTTI: Other-than-temporary impairment

Exchange Act: Securities Exchange Act of 1934	PCI: Purchased credit impaired

Overview

Founded in 1832, the Bank is the seventh oldest bank continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with customer deposits and borrowings. In addition, we offer a variety of wealth management and trust services to personal and corporate customers through our Wealth Management segment. The FDIC insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 56 offices located in Delaware (45), Pennsylvania (9), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this quarterly report.

Amounts subject to significant estimates are items such as the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, reverse mortgage related assets, income taxes and OTTI. Among other effects, changes to such estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of the allowance and lending related commitments as well as increased post-retirement benefits expense.

Our accounting and reporting policies conform to GAAP, prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2015. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our 2014 Annual Report on Form 10-K that was filed with the SEC on March 16, 2015 and is available at www.sec.gov or on our website at http://investors.wsfsbank.com/releases.cfm.

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

Common Stock Split

In March 2015, the Company’s Board of Directors adopted an amendment to the Company’s Certificate of Incorporation, to increase the number of shares of common stock the Company is authorized to issue from 20,000,000, par value $0.01 to 65,000,000, par value $0.01. This amendment to the Company’s Certificate of Incorporation was approved by the Company’s stockholders at the 2015 Annual Meeting held on April 30, 2015.

On May 18, 2015, the Company effected a three-for-one stock split in the form of a stock dividend to shareholders of record as of May 4, 2015. All share and per share information has been retroactively adjusted to reflect the stock split. We retroactively adjusted stockholders’ equity to reflect the stock split by reclassifying an amount equal to the par value, $0.01, of the additional shares arising from the split from capital in excess of par value to common stock, resulting in no net impact to stockholders’ equity on our consolidated statements of condition.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2015

In August 2014, the FASB issued ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including Federal Housing Administration or Veterans Affairs guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The adoption of this accounting guidance does not have a material effect on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. It eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of this accounting guidance does not have a material effect on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04). The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The adoption of this accounting guidance does not have a material effect on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In January 2014, the FASB, issued ASU No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). This ASU permits an entity to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The adoption does not have a material effect on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition. For additional discussion on the adoption of this guidance refer to the Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Accounting Guidance Pending Adoption at June 30, 2015

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-9 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. This ASU is effective for public entities for financial statement issued for fiscal years beginning after December 15, 2016, including interim periods. It can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In April 2015, the FASB issued ASU No 2015-04 Compensation—Retirement Benefits (Topic 715). The Board is issuing the amendments in this update as part of its initiative to reduce complexity in accounting standards. It provides that an entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not anticipate a material impact on its Consolidated Statements of Operations or Consolidated Statements of Condition.

In April 2015, the FASB issued ASU No 2015-03, Interest- Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In February 2015, the FASB issued ASU No 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This guidance provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity and also amends the criteria for consolidating such an entity. In addition, it amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a VIE primary beneficiary determination. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not anticipate a material impact on its consolidated financial statements or results of operations.

2. BUSINESS COMBINATIONS

Alliance Bancorp, Inc. of Pennsylvania

On March 3, 2015 we announced the signing of a definitive agreement and plan of reorganization whereby we would acquire Alliance and its wholly owned bank subsidiary, Alliance Bank. Upon the closing of the transaction, Alliance will merge into the Company and Alliance Bank will merge into WSFS Bank. Alliance is a locally-managed institution with eight branch locations headquartered in Broomall, PA. It reported approximately $421 million in assets, $310 million in loans and $345 million in deposits as of December 31, 2014 and reported approximately $415 million in assets, $315 million in loans and $338 million in deposits as of June 30, 2015. We expect this acquisition to build our market share, expand our customer base and enhance our fee income. The acquisition has been approved by the shareholders of Alliance and is subject to regulatory approval and other customary closing conditions.

First Wyoming Financial Corporation

On September 5, 2014, the Company completed the merger of First Wyoming Financial Corporation (FNBW) into the Company and the merger of FNBW’s wholly-owned subsidiary, The First National Bank of Wyoming into the Bank. In accordance with the terms of the Agreement and Plan of Merger, dated November 25, 2013, holders of shares of FNBW common stock received, in aggregate, $32.0 million in cash and 1,357,983 shares (adjusted for our 3-for-1 stock split) of WSFS common stock. The transaction was valued at $64.9 million based on WSFS’ September 5, 2014 closing share price of $24.23 (adjusted for our 3-for-1 stock split) as quoted on NASDAQ. The results of the combined entity’s operations are included in our Consolidated Financial Statements since the date of the acquisition.

The acquisition of FNBW was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The fair values are preliminary estimates and are subject to adjustment during the one year measurement period after the acquisition. The excess of consideration paid over the preliminary fair value of net assets acquired was recorded as goodwill in the amount of $16.7 million, which will not be amortizable and is not deductible for tax purposes. The Company allocated the total balance of goodwill to its WSFS Bank segment. The Company also recorded $3.2 million in core deposit intangibles which are being amortized over ten years using an accelerated depreciation method. For additional information regarding this business combination, please see Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2014.

In connection with the merger, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed, as of the date of acquisition, are summarized in the following table:

(In Thousands)	Fair Value
Consideration Paid:
Common shares issued (1,357,983)	$32,908
Cash paid to FNBW stockholders	32,028

Value of consideration	64,936
Assets acquired:
Cash and due from banks	40,605
Investment securities	41,822
Loans	175,578
Premises and equipment	1,611
Deferred income taxes	3,139
Bank owned life insurance	12,576
Core deposit intangible	3,240
Other Real Estate Owned	1,593
Other assets	4,952

Total assets	285,116
Liabilities assumed:
Deposits	228,844
FHLB advances	5,052
Other liabilities	2,990

Total liabilities	236,886
Net assets acquired:	48,230

Goodwill resulting from acquisition of FNBW	$16,706

The following table details the changes to goodwill:
(In Thousands)	Fair Value
Goodwill resulting from the acquisition of FNBW reported as of December 31, 2014	$16,370
Effects of adjustments to:
Assets	336
Liabilities	—
Final purchase price	—

Adjusted goodwill resulting from the acquisition of FNBW as of June 30, 2015	$16,706

The adjustments made to goodwill during the first six months of 2015, reflect new or updated information that resulted from a change in the fair value of the loans acquired, accrued expenses, bank owned life insurance, computer equipment and OREO properties.

Direct costs related to the acquisition were expensed as incurred. During the three months ended June 30, 2015, the Company incurred $62,000 in integration expenses related to FNBW compared to the three months ended June 30, 2014 in which the Company incurred $157,000 in integration expenses. During the six months ended June 30, 2015, the Company incurred $97,000 in integration expense, compared to $412,000 during the same time period in 2014.

3. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2015	2014	2015	2014
Numerator:
Net income	$12,234	$12,725	$25,123	$29,636

Denominator:
Weighted average basic shares	28,171	26,745	28,194	26,730
Dilutive potential common shares	433	684	443	690

Weighted average fully diluted shares	28,604	27,429	28,637	27,420

Earnings per share:
Basic	$0.43	$0.48	$0.89	$1.11

Diluted	$0.43	$0.46	$0.88	$1.08

Outstanding common stock equivalents having no dilutive effect	184	131	184	131

4. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our investment securities classified as available-for-sale and held-to-maturity. None of our investment securities are classified as trading.

		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale Securities:	Cost	Gain	Loss	Value
June 30, 2015
GSE	$29,033	$35	$15	$29,053
CMO	254,596	773	2,033	253,336
FNMA MBS	302,595	1,002	2,472	301,125
FHLMC MBS	134,161	354	621	133,894
GNMA MBS	63,922	594	178	64,338

	$784,307	$2,758	$5,319	$781,746

December 31, 2014
GSE	$30,020	$14	$74	$29,960
CMO	193,672	874	1,614	192,932
FNMA MBS	291,606	2,053	1,106	292,553
FHLMC MBS	146,742	672	532	146,882
GNMA MBS	77,364	701	268	77,797

	$739,404	$4,314	$3,594	$740,124

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gain	Loss	Value
Held-to-Maturity Securities (a)
June 30, 2015
State and political subdivisions	$120,697	$152	$2,045	$118,804

December 31, 2014
State and political subdivisions	$126,168	$3	$—	$126,171

(a)	Held-to –maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $3.2 million and $3.6 million at June 30, 2015 and December 31, 2014, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The scheduled maturities of investment securities available-for-sale and held-to-maturity at June 30, 2015 and December 31, 2014 are presented in the table below:

	Available-for-Sale
(In Thousands)	Amortized	Fair
June 30, 2015	Cost	Value
Within one year	$3,000	$3,001
After one year but within five years	29,032	29,024
After five years but within ten years	181,317	179,384
After ten years	570,958	570,337

	$784,307	$781,746

December 31, 2014
Within one year	$10,000	$10,014
After one year but within five years	20,020	19,946
After five years but within ten years	134,453	133,395
After ten years	574,931	576,769

	$739,404	$740,124

	Held-to-Maturity
(In Thousands)	Amortized	Fair
June 30, 2015	Cost	Value
Within one year	$2,692	$2,694
After one year but within five years	3,016	2,967
After five years but within ten years	9,278	9,319
After ten years	105,711	103,824

	$120,697	$118,804

December 31, 2014
Within one year	$3,608	$3,608
After one year but within five years	6,217	6,217
After five years but within ten years	9,733	9,736
After ten years	106,610	106,610

	$126,168	$126,171

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers have the right to call or prepay obligations with or without a prepayment penalty.

Investment securities with fair market values aggregating $374.9 million and $470.4 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of June 30, 2015 and December 31, 2014, respectively. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were $3.0 million of FHLB pledged investment securities at June 30, 2015 and none pledged at December 31, 2014.

During the first six months of 2015 and 2014, we sold $88.2 million and $140.9 million of investment securities categorized as available-for-sale, for a gain of $928,000 and $943,000, respectively. No losses were incurred from sales that occurred during the first six months of 2015 and 2014.

As of June 30, 2015 and December 31, 2014, our investment securities portfolio had remaining unamortized premiums of $21.0 million and $22.4 million and unaccreted discounts of $136,000 and $188,000, respectively.

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2015	Value	Loss	Value	Loss	Value	Loss
GSE	$13,035	$15	$—	$—	$13,035	$15
CMO	123,638	1,244	28,247	789	151,885	2,033
FNMA MBS	184,403	2,472	—	—	184,403	2,472
FHLMC MBS	63,566	400	4,151	221	67,717	621
GNMA MBS	39,108	93	2,397	85	41,505	178
State and political subdivisions	97,355	2,045	—	—	97,355	2,045

Total temporarily impaired investments	$521,105	$6,269	$34,795	$1,095	$555,900	$7,364

December 31, 2014
GSE	$19,945	$74	$—	$—	$19,945	$74
CMO	15,492	108	61,630	1,506	77,122	1,614
FNMA MBS	—	—	103,207	1,106	103,207	1,106
FHLMC MBS	23,901	54	58,267	478	82,168	532
GNMA MBS	—	—	48,312	268	48,312	268

Total temporarily impaired investments	$59,338	$236	$271,416	$3,358	$330,754	$3,594

There were no held-to-maturity investment securities in an unrealized loss position as of December 31, 2014.

All securities, with the exception of two, were AA-rated or better at the time of purchase and remained investment grade at June 30, 2015. In December 2014, we purchased a BBB- bond with a fair market value of $1.3 million as part of a financing transaction for an ongoing lending relationship. All securities were evaluated for OTTI at June 30, 2015 and December 31, 2014. The result of this evaluation showed no OTTI as of June 30, 2015 or December 31, 2014. The weighted average duration of MBS was 4.6 years at June 30, 2015.

At June 30, 2015, we owned investment securities totaling $550.9 million in which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $7.4 million at June 30, 2015. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

5. LOANS

The following details our loan portfolio by category:

	June 30,	December 31,
	2015	2014
(In Thousands)
Commercial	$936,765	$920,072
Owner occupied commercial	793,062	788,598
Commercial mortgages	870,152	805,459
Construction	201,845	142,497
Residential	212,797	218,329
Consumer	328,884	327,543

	$3,343,505	$3,202,498
Less:
Deferred fees, net	$7,189	$6,420
Allowance for loan losses	40,845	39,426

Net loans	$3,295,471	$3,156,652

Acquired Credit Impaired Loans

The following table details the loans acquired through the FNBW merger on September 5, 2014 that are accounted for in accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30).

(In Thousands)	September 5, 2014
Contractually required principal and interest at acquisition	$27,086
Contractual cash flows not expected to be collected (nonaccretable difference)	7,956

Expected cash flows at acquisition	19,130
Interest component of expected cash flows (accretable yield)	1,790

Fair value of acquired loans accounted for under FASB ASC 310-30	$17,340

The following is the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the company applies ASC 310-30 as of June 30, 2015:

(In Thousands)	June 30, 2015
Outstanding principal balance	$21,265
Carrying amount	14,108
Allowance for Loan loss	748

The following table presents the changes in accretable yield on the acquired credit impaired loans for the following six month period:

January 1, 2015
(In Thousands)	through June 30, 2015
Balance at beginning of period	$1,498
Accretion	(449)
Reclassification from nonaccretable difference	2,194
Additions/adjustments	23

Balance at the end of the period	$3,220

6. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

Allowance for Loan Losses

We maintain an allowance for loan losses (allowance) and charge losses to this allowance when such losses are realized. We established our allowance for loan losses in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102 (SAB 102) and FASB ASC 450, Contingencies (ASC 450). When we have reason to believe it is probable that we will not be able to collect all contractually due amounts of principal and interest, loans are evaluated for impairment on an individual basis and a specific allocation of the allowance is assigned in accordance with ASC 310-10. We also maintain an allowance for loan losses on acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition, and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios. The following are included in our allowance for loan losses:

•	Specific reserves for impaired loans

•	An allowance for each pool of homogenous loans based on historical loss experience

•	Adjustments for qualitative and environmental factors allocated to pools of homogenous loans

•	Allowance for model estimation and complexity risk

When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, if necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the six months ended June 30, 2015 net charge-offs totaled $3.1 million or 0.19% of average loans, compared to $2.5 million, or 0.17% of average loans annualized, during the six months ended June 30, 2014. A significant portion of the net charge-offs in 2015 was the result of one $9.1 million substandard C&I relationship previously classified as an accruing TDR that was placed in nonaccrual status during the second quarter of 2015. This relationship included a net charge-off of $1.9 million and an incremental increase in the allowance for loan losses of $3.6 million at June 30, 2015.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled into the following segments: commercial, owner-occupied, commercial real estate and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. During the six months ended June 30, 2015, we increased the look-back period to 18 quarters from the 16 quarters used at December 31, 2014 and prior periods. This change in the look-back period resulted in an increase of $1.7 million to the total allowance at June 30, 2015. Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 18 quarter look-back period.

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

The above factors are based on their relative standing compared to the period in which historic losses are used in core reserve estimates and current directional trends. Each individual qualitative factor in our model can add or subtract to core reserves. A special adjustment factor of 10 basis points was created within consumer secured for incremental losses associated with the Home Equity Line of Credit End of Draw bubble not captured within the Bank’s loan loss histories. A special adjustment factor to address the absence of a default history for C&I loans, previously at 7.5 basis points, was eliminated as problem loans were remedied through refinance. Further, a special adjustment factor within the construction portfolio has been reduced from 92 basis points to 50 basis points as the portfolio continues to perform at a favorable level. These changes in adjustment factors resulted in a decrease of $2.5 million to the total allowance at June 30, 2015.

The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be 8 quarters as of June 30, 2015. During the six months ended June 30, 2015 we adjusted our model to reflect an LEP in the model calculation of eight quarters. Further, our residential mortgage and consumer LEP remained at four quarters as of June 30, 2015. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP by commercial, commercial real estate, residential and consumer portfolios at least annually. The change in commercial LEP contributed $458,000 to the total allowance at June 30, 2015.

The final component of the allowance is a reserve for model estimation and complexity risk. The calculation of this reserve is generally quantitative; however, qualitative estimates of valuations and risk assessment, and methodology judgments are necessary. We review the qualitative estimates of valuation factors quarterly and management uses its judgment to make adjustments based on current trends. The model complexity risk factor was reduced to 3 basis points of total loans for June 30, 2015 and takes into consideration the model improvements made around effective LEP, as well as the continued sophistication and layering of estimates inherent in our model. This change in the model and complexity risk resulted in a decrease of $639,000 on the total allowance at June 30, 2015.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.

The following tables provide the activity of our allowance for loan losses and loan balances for three and six months ended June 30, 2015:

(In Thousands)	Commercial	Owner- Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Three months ended June 30, 2015
Allowance for loan losses
Beginning balance	$13,048	$7,039	$6,524	$2,952	$2,380	$6,026	$1,538	$39,507
Charge-offs	(1,903)	(272)	—	—	(147)	(620)	—	(2,942)
Recoveries	91	18	28	111	26	233	—	507
Provision (credit)	2,788	(80)	50	249	448	149	(579)	3,025
Provision for acquired loans	488	28	229	1	2	—	—	748

Ending balance	$14,512	$6,733	$6,831	$3,313	$2,709	$5,788	$959	$40,845

Six months ended June 30, 2015
Allowance for loan losses
Beginning balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426
Charge-offs	(2,037)	(597)	(4)	—	(267)	(1,071)	—	(3,976)
Recoveries	114	22	69	160	37	434	—	836
Provision (credit)	3,110	637	(729)	556	414	384	(561)	$3,811
Provision for acquired loans	488	28	229	1	2	—	—	748

Ending balance	$14,512	$6,733	$6,831	$3,313	$2,709	$5,788	$959	$40,845

Period-end allowance allocated to:
Loans individually evaluated for impairment	$4,819	$75	$177	$214	$1,178	$188	$—	$6,651
Loans collectively evaluated for impairment	9,205	6,630	6,425	3,098	1,529	5,600	959	33,446
Acquired loans evaluated for impairment	488	28	229	1	2	—	—	748

Ending balance	$14,512	$6,733	$6,831	$3,313	$2,709	$5,788	$959	$40,845

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$9,938	$1,389	$7,329	$1,419	$15,198	$6,055	$—	$41,328	(2)
Loans collectively evaluated for impairment	893,774	750,514	827,381	188,251	181,169	316,213	—	3,157,302
Acquired nonimpaired loans	29,894	39,132	29,558	8,696	15,970	6,608	—	129,858
Acquired impaired loans	3,159	2,027	5,884	3,479	460	8	—	15,017

Ending balance	$936,765	$793,062	$870,152	$201,845	$212,797	$328,884	$—	$3,343,505	(3)

The following table provides the activity of the allowance for loan losses and loan balances for the three and six months ended June 30, 2014:

(In Thousands)	Commercial	Owner Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Three months ended June 30, 2014
Allowance for loan losses
Beginning balance	$12,404	$8,789	$7,363	$2,716	$2,765	$6,249	$1,042	$41,328
Charge-offs	(382)	(124)	—	—	(163)	(490)	—	(1,159)
Recoveries	483	161	2	177	25	314	—	1,162
Provision (credit)	841	(840)	252	(574)	132	226	13	50

Ending balance	$13,346	$7,986	$7,617	$2,319	$2,759	$6,299	$1,055	$41,381

Six months ended June 30, 2014
Allowance for loan losses
Beginning balance	$12,751	$7,638	$6,932	$3,326	$3,078	$6,494	$1,025	$41,244
Charge-offs	(1,495)	(321)	(160)	(88)	(527)	(1,723)	—	(4,314)
Recoveries	807	167	39	184	43	531	—	1,771
Provision (credit)	1,283	502	806	(1,103)	165	997	30	2,680

Ending balance	$13,346	$7,986	$7,617	$2,319	$2,759	$6,299	$1,055	$41,381

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,881	$1,157	$307	$—	$872	$184	$—	$4,401
Loans collectively evaluated for impairment	11,465	6,829	7,310	2,319	1,887	6,115	1,055	36,980

Ending balance	$13,346	$7,986	$7,617	$2,319	$2,759	$6,299	$1,055	$41,381

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$4,109	$4,928	$13,483	$—	$17,743	$5,577	$—	$45,840	(2)
Loans collectively evaluated for impairment	853,245	773,329	749,607	119,333	193,180	306,943	—	2,995,637

Ending balance	$857,354	$778,257	$763,090	$119,333	$210,923	$312,520	$—	$3,041,477	(3)

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $13.6 million and $11.8 million for the periods ending June 30, 2015 and June 30, 2014, respectively. Accruing troubled debt restructured loans are considered impaired loans.
(3)	Ending loan balances do not include deferred costs.

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

The following tables show our nonaccrual and past due loans at the dates indicated:

			Greater Than	Total Past
	30–59 Days	60–89 Days	90 Days	Due	Accruing	Acquired
June 30, 2015	Past Due and	Past Due and	Past Due and	And Still	Current	Impaired	Nonaccrual	Total
(In Thousands)	Still Accruing	Still Accruing	Still Accruing	Accruing	Balances	Loans	Loans	Loans
Commercial	$135	$—	$—	$135	$923,924	$3,159	$9,547	$936,765
Owner-Occupied commercial	144	—	—	144	789,501	2,027	1,390	793,062
Commercial mortgages	390	86	—	476	856,549	5,884	7,243	870,152
Construction	—	—	—	—	198,366	3,479	—	201,845
Residential	2,706	933	153	3,792	201,878	460	6,667	212,797
Consumer	1,050	113	—	1,163	324,841	8	2,872	328,884

Total (1)	$4,425	$1,132	$153	$5,710	$3,295,059	$15,017	$27,719	$3,343,505

% of Total Loans	0.13%	0.03%	0.01%	0.17%	98.55%	0.45%	0.83%	100%

(1)	The balances of above include $129.9 million of acquired nonimpaired loans.

			Greater Than	Total Past
	30–59 Days	60–89 Days	90 Days	Due	Accruing	Acquired
December 31, 2014	Past Due and	Past Due and	Past Due and	And Still	Current	Impaired	Nonaccrual	Total
(In Thousands)	Still Accruing	Still Accruing	Still Accruing	Accruing	Balances	Loans	Loans	Loans
Commercial	$715	$—	$—	$715	$913,382	$3,269	$2,706	$920,072
Owner-occupied commercial	393	—	—	393	783,466	2,264	2,475	788,598
Commercial mortgages	203	—	—	203	791,035	5,976	8,245	805,459
Construction	—	—	—	—	138,634	3,863	—	142,497
Residential	3,879	604	—	4,483	206,266	512	7,068	218,329
Consumer	1,241	342	4	1,587	322,390	9	3,557	327,543

Total (1)	$6,431	$946	$4	$7,381	$3,155,173	$15,893	$24,051	$3,202,498

% of Total Loans	0.20%	0.03%	0.00%	0.23%	98.52%	0.50%	0.75%	100%

(1)	The balances of above include $107.3 million of acquired nonimpaired loans

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

The following tables provide an analysis of our impaired loans at June 30, 2015 and December 31, 2014:

	Ending	Loans with	Loans with		Contractual	Average
June 30, 2015	Loan	No Related	Related	Related	Principal	Loan
(In Thousands)	Balances	Reserve (1)	Reserve	Reserve	Balances	Balances
Commercial	$10,590	$1,188	$9,402	$5,234	$13,089	$8,494
Owner-occupied commercial	2,313	1,314	999	103	3,251	2,931
Commercial mortgages	9,221	3,946	5,275	465	12,867	9,479
Construction	1,492	—	1,492	215	1,520	1,150
Residential	15,484	8,407	7,077	1,180	17,815	16,090
Consumer	6,057	4,838	1,219	190	6,648	6,155

Total (2)	$45,157	$19,693	$25,464	$7,387	$55,190	$44,299

	Ending	Loans with	Loans with		Contractual	Average
December 31, 2014	Loan	No Related	Related	Related	Principal	Loan
(In Thousands)	Balances	Reserve (1)	Reserve	Reserve	Balances	Balances
Commercial	$12,381	$580	$11,801	$3,034	$20,924	$5,952
Owner-occupied commercial	2,474	1,865	609	609	3,708	4,461
Commercial mortgages	8,335	4,732	3,603	319	14,383	11,005
Construction	1,419	—	1,419	334	1,419	1,013
Residential	15,666	7,068	8,598	790	18,967	17,296
Consumer	6,376	3,557	2,819	231	7,162	5,902

Total	$46,651	$17,802	$28,849	$5,317	$66,563	$45,629

(1)	Reflects loan balances at or written down to their remaining book balance.
(2)	The above includes acquired impaired loans totaling $3.8 million in the ending loan balance and $5.2 million in the contractual principal balance.

Interest income of $449,000 and $921,000 was recognized on impaired loans during the three and six months ended June 30, 2015, respectively. Interest income of $393,000 and $747,000 was recognized on impaired loans during the three and six months ended June 30, 2014.

As of June 30, 2015, there were 32 residential loans and 15 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $3.4 million and $3.4 million, respectively. As of December 31, 2014, there were 36 residential loans and 12 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $4.4 million and $1.1 million, respectively

Reserves on Acquired Nonimpaired Loans

In accordance with FASB ASC 310-40, loans acquired by the Bank through its merger with FNBW are required to be reflected on the balance sheet at their fair values on the date of acquisition as opposed to their contractual values. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date the Bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

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

The tables below provide information about the credit quality of loans in our commercial and residential and consumer portfolios.

Commercial Credit Exposure

			Owner-Occupied		Commercial				Total
(In Thousands)	Commercial		Commercial		Mortgages		Construction		Commercial(1)
									June 30,		Dec. 31,
	June 30,	Dec. 31	June 30,	Dec. 31	June 30,	Dec. 31	June 30,	Dec. 31	2015		2014
	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%	Amount	%
Risk Rating:
Special mention	$16,078	$4,744	$18,713	$6,989	$10,302	$9,065	$—	$—	$45,093		$20,798
Substandard:
Accrual	35,061	42,377	15,567	14,436	4,515	9,167	1,205	1,085	56,348		67,065
Nonaccrual	4,742	1,225	1,314	1,865	7,066	7,927	—		13,122		11,017
Doubtful/nonaccrual	4,814	3,034	75	609	177	319	214	334	5,280		4,296

Total Special and Substandard	60,695	51,380	35,669	23,899	22,060	26,478	1,419	1,419	119,843	4%	103,176	4%
Acquired impaired	3,159	3,269	2,027	2,264	5,884	5,976	3,479	3,863	14,549	1	15,372	—
Pass	872,911	865,423	755,366	762,435	842,208	773,005	196,947	137,215	2,667,432	95	2,538,078	96

Total	$936,765	$920,072	$793,062	$788,598	$870,152	$805,459	$201,845	$142,497	$2,801,824	100%	$2,656,626	100%

(1)	Table includes $107.3 million and $119.8 million of acquired nonimpaired loans as of June 30, 2015 and December 31, 2014, respectively.

Residential and Consumer Credit Exposure

(In Thousands)	Residential		Consumer		Total Residential and Consumer(2)
	June 30,	Dec. 31	June 30,	Dec. 31	June 30, 2015		Dec. 31, 2014
	2015	2014	2015	2014	Amount	Percent	Amount	Percent
Nonperforming(1)	$15,198	$15,666	$6,055	$6,376	$21,253	4%	$22,042	4%
Acquired impaired Loans	460	512	8	9	468	—	521	—
Performing	197,139	202,151	322,821	321,158	519,960	96	523,309	96

Total	$212,797	$218,329	$328,884	$327,543	$541,681	100%	$545,872	100%

(1)	Includes $11.7 million as of June 30, 2015 and $11.4 million as of December 31, 2014 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.
(2)	Total includes $22.6 million and $26.0 million in acquired nonimpaired loans as of June 30, 2015 and December 31, 2014, respectively.

Troubled Debt Restructurings (TDR)

TDRs are recorded in accordance with FASB ASC 310-40, Troubled Debt Restructuring by Creditors (ASC 310-40). The balance of TDRs at June 30, 2015 and December 31, 2014 was $33.0 million and $36.2 million, respectively. The balance at June 30, 2015 included approximately $19.4 million of TDRs in nonaccrual status and $13.6 million of TDRs in accrual status compared to $13.6 million in nonaccrual status and $22.6 million in accrual status at December 31, 2014. Approximately $6.4 million and $4.2 million in related reserves have been established for these loans at June 30, 2015 and December 31, 2014, respectively.

During the six months ended June 30, 2015, the terms of 18 loans were modified in TDRs. Twelve modifications were for consumer loans in which five had their maturity dates extended, six were discharged bankruptcies and one was a rate concession. Five were residential mortgages in which three were discharged bankruptcies, one was a forbearance agreement and one was a maturity date extension. One commercial loan received a maturity date extension. Our concessions on restructured loans typically consist of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months and payment is reasonably assured.

The following table presents loans identified as TDRs during the three and six months ended June 30, 2015 and 2014:

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
(In Thousands)	2015	2014	2015	2014
Commercial	$557	$121	$557	$121
Residential	197	1,565	409	1,844
Consumer	528	152	663	515

Total	$1,282	$1,838	$1,629	$2,480

During the six months ended June 30, 2015 the TDRs set forth in the table above increased our allowance $13,000 through the allocation of a related reserve, and resulted in charge-offs of $69,000 compared to an increase in our allowance of $1.4 million and charge-offs of $41,000 for the same period of 2014.

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

Our investment in reverse mortgages totaled $25.9 million at June 30, 2015. The portfolio consists of 102 loans with an average borrowers’ age of 93 years old and there is currently significant overcollateralization in the portfolio, as the realizable collateral value (the lower of collectible principal and interest, or appraised value and annual broker price opinion of the home) of $49.0 million exceeds the outstanding book balance at June 30, 2015. Interim broker price opinions are obtained when our quarterly review indicates that a home’s value has increased or decreased by at least 50% during any given period.

The carrying value of the reverse mortgages is calculated using a proprietary model that uses the income approach as described in FASB ASC 820-10, Fair Value Measurements and Disclosure (ASC 820-10). The model is a present value cash flow model which describes the components of a present value measurement. The model incorporates the projected cash flows of the loans (includes payouts and collections) and then discounts these cash flows using the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated. The inputs to the model reflect our expectations of what other market participants would use in pricing this asset in a current transaction and therefore is consistent with ASC 820 that requires an exit price methodology for determining fair value.

To determine the carrying value of these reverse mortgages as of June 30, 2015, we used the proprietary model described above and actual cash flow information to estimate future cash flows. There are three main drivers of cash flows; 1) move-out rates, 2) house price appreciation (HPA) forecasts, and 3) internal rate of return.

1)	Move-out rates – We used the actuarial estimates of contract termination provided in the United States Mortality Rates published by the Office of the Actuary - Social Security in 2014, adjusted for expected prepayments and relocations which we adopted during 2014.

2)	House Price Appreciation – Consistent with other reverse mortgage analyses from various market sources, we forecast a 2.5% increase in housing prices during 2015 and a 2.0% increase in the following year and thereafter. We believe this forecast continues to be appropriate given the nature of reverse mortgage collateral and historical under-performance to the broad housing market. Annually, during the fourth quarter, housing price estimates are updated through broker price opinions.

3)	Internal Rate of Return – As of June 30, 2015, the internal rate of return (IRR) of 17.72% was the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated.

As of June 30, 2015, the Company’s actuarially estimated cash payments to reverse mortgagors are as follows:

(in thousands)
Year Ending
Remaining in 2015	$334
2016	563
2017	448
2018	354
2019	276
Years 2020 - 2024	651
Years 2025 - 2029	136
Years 2030 - 2034	21
Thereafter	2

Total (1)	$2,785

(1)	This table does not take into consideration cash inflow including payments from mortgagors or payoffs based on contractual terms.

The amount of the contract value that would be forfeited if we were not to make cash payments to reverse mortgagors in the future is $6.0 million.

The future cash flows depend on the HPA assumptions. If the future changes in collateral value were assumed to be zero, income would decrease by $351,000 for the quarter ended June 30, 2015 with an IRR of 17.10%. If the future changes in collateral value were assumed to be reduced by 1%, income would decrease by $148,000 with an IRR of 17.46%.

The net present value of the projected cash flows depends on the IRR used. If the IRR increased by 1%, the net present value would increase by $664,000. If the IRR decreased by 1%, the net present value would decrease by $652,000.

8. GOODWILL AND INTANGIBLES

In accordance with FASB ASC 805, Business Combinations (ASC 805) and FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.

During the six months ended June 30, 2015, we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

			Trust &
	WSFS	Cash	Wealth	Consolidated
(In Thousands)	Bank	Connect	Management	Company
December 31, 2014	$43,517	$—	$5,134	$48,651
Changes in goodwill	336	—	—	336

June 30, 2015	$43,853	$—	$5,134	$48,987

ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes intangible assets:

	Gross		Net
(In Thousands)	Intangible	Accumulated	Intangible
June 30, 2015	Assets	Amortization	Assets
Core deposits	$7,610	$(3,838)	$3,772
CB&T intangibles	3,142	(1,083)	2,059
Array and Arrow intangibles	2,353	(672)	1,681
Mortgage servicing rights	1,422	(877)	545

Total intangible assets	$14,527	$(6,470)	$8,057

December 31, 2014
Core deposits	$7,610	$(3,321)	$4,289
CB&T intangibles	3,142	(985)	2,157
Array and Arrow intangibles	2,353	(497)	1,856
Mortgage servicing rights	1,455	(815)	640

Total intangible assets	$14,560	$(5,618)	$8,942

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits, straight-line or accelerated methods of amortization. During the six months ended June 30, 2015, we recognized amortization expense on other intangible assets of $788,000.

The following presents the estimated amortization expense of intangibles:

Amortization
(In Thousands)	of Intangibles
Remaining in 2015	$935
2016	1,433
2017	1,216
2018	1,136
2019	965
Thereafter	2,372

Total	$8,057

9. ASSOCIATE BENEFIT PLANS

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

The following are disclosures of the net periodic benefit cost components of postretirement benefits measured at January 1, 2015 and 2014.

	Three months ended		Six months ended
	June 30,		June 30,
(In Thousands)	2015	2014	2015	2014
Service cost	$14	$10	$29	$98
Interest cost	22	42	44	98
Prior service cost amortization	(19)	(30)	(38)	(30)
Net (gain) loss recognition	(5)	30	(10)	44

Net periodic benefit cost	$12	$52	$25	$210

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

There were no unrecognized tax benefits as of June 30, 2015. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2011 through 2014 tax years are subject to examination as of June 30, 2015. No state income tax return examinations are currently in process. We do not expect to record or realize any material unrecognized tax benefits during 2015.

As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $477,000 and $971,000 of such amortization has been reflected as income tax expense for the three and six months ended June 30, 2015, respectively, compared to $294,000 and $588,000 for the same periods in 2014.

The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the six months ended June 30, 2015 were $1.0 million, $971,000 and $146,000, respectively. The carrying value of the investment in affordable housing credits is $11.3 million at June 30, 2015, compared to $12.3 million at December 31, 2014.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2015 is set forth in the following table:

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
(In Thousands)
Description	(Level 1)	(Level 2)	(Level 3)	Value
Assets measured at fair value on a recurring basis
Collateralized mortgage obligations	$—	$253,336	$—	$253,336
FNMA	—	301,125	—	301,125
FHLMC	—	133,894	—	133,894
GNMA	—	64,338	—	64,338
U.S. Government and agencies	—	29,053	—	29,053

Total assets measured at fair value on a recurring basis	$—	$781,746	$—	$781,746
Assets measured at fair value on a nonrecurring basis
Other real estate owned	$—	$—	$4,856	$4,856
Loans held-for-sale	—	48,099	—	48,099
Impaired loans (collateral dependent)	—	—	38,080	38,080

Total assets measured at fair value on a nonrecurring basis	$—	$48,099	$42,936	$91,035

There were no material liabilities measured at fair value as of June 30, 2015.

The table below presents the balances of assets measured at fair value as of December 31, 2014:

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
(In Thousands)
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets measured at fair value on a recurring basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$192,932	$—	$192,932
FNMA	—	292,553	—	292,553
FHLMC	—	146,882	—	146,882
GNMA	—	77,797	—	77,797
U.S. Government and agencies		29,960	—	29,960

Total assets measured at fair value on a recurring basis	$—	$740,124	$—	$740,124
Assets measured at fair value on a nonrecurring basis
Other real estate owned	$—	$—	$5,734	$5,734
Loans held-for sale	—	28,508	—	28,508
Impaired loans	—	—	41,334	41,334

Total assets measured at fair value on a nonrecurring basis	$—	$28,508	$47,068	$75,576

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

Available-for-sale securities

As of June 30, 2015 securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $29.1 million in Federal Agency debentures, and $752.7 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans has a gross amount of $45.2 million and $46.7 million at June 30, 2015 and December 31, 2014, respectively. The valuation allowance on impaired loans was $7.1 million as of June 30, 2015 and $5.3 million as of December 31, 2014, respectively.

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

While only current owners of Class B shares are allowed to purchase other Class B shares, there have been several transactions between Class B shareholders. Based on these transactions we estimate the value of our Class B shares to be $5.0 million as of June 30, 2015.

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

The book value and estimated fair value of our financial instruments are as follows:

	Fair Value	June 30, 2015		December 31, 2014
(In Thousands)	Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$533,691	533,691	$508,039	$508,039
Investment securities available-for-sale	See previous table	781,746	781,746	740,124	740,124
Investment securities held-to-maturity	See previous table	120,697	118,804	126,168	126,171
Loans, held-for-sale	See previous table	48,099	48,099	28,508	28,508
Loans, net	Level 2	3,295,471	3,255,521	3,156,652	3,121,855
Reverse mortgage loans	Level 3	25,945	25,945	29,298	29,298
Stock in FHLB of Pittsburgh	Level 2	31,832	31,832	23,278	23,278
Accrued interest receivable	Level 2	12,272	12,272	11,782	11,782
Other assets	Level 3	—	4,971	—	4,837
Financial liabilities:
Deposits	Level 2	3,526,455	3,324,400	3,649,235	3,461,218
Borrowed funds	Level 2	1,000,900	1,002,993	667,775	672,850
Standby letters of credit	Level 3	208	208	151	151
Accrued interest payable	Level 2	1,879	1,879	1,004	1,004

At June 30, 2015 and December 31, 2014 we had no commitments to extend credit measured at fair value.

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

The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through four business lines. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with approximately $655 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and providing for current income. Christiana Trust, with $8.86 billion in assets under management and administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

Segment information for the three months ended June 30, 2015 and 2014 follows:

For the three months ended June 30, 2015:

(In Thousands)	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$41,043	$—	$2,012	$43,055
Noninterest income	9,482	7,068	5,908	22,458

Total external customer revenues	50,525	7,068	7,920	65,513

Inter-segment revenues:
Interest income	876	—	1,638	2,514
Noninterest income	1,998	214	29	2,241

Total inter-segment revenues	2,874	214	1,667	4,755

Total revenue	53,399	7,282	9,587	70,268

External customer expenses:
Interest expense	3,822	—	143	3,965
Noninterest expenses	29,921	4,350	4,383	38,654
Provision for loan losses	3,610	—	163	3,773

Total external customer expenses	37,353	4,350	4,689	46,392

Inter-segment expenses:
Interest expense	1,638	389	487	2,514
Noninterest expenses	243	644	1,354	2,241

Total inter-segment expenses	1,881	1,033	1,841	4,755

Total expenses	39,234	5,383	6,530	51,147

Income before taxes	$14,165	$1,899	$3,057	$19,121
Income tax provision				6,887

Consolidated net income				$12,234

Capital expenditures	$299	$2,570	$13	$2,882

As of June 30, 2015:
Statement of Condition
Cash and cash equivalents	$89,298	$442,229	$2,164	$533,691
Goodwill	43,853	—	5,134	48,987
Other segment assets	4,304,300	—	190,505	4,494,805

Total segment assets	$4,437,451	$442,229	$197,803	$5,077,483

For the three months ended June 30, 2014:

(In Thousands)	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$37,480	$—	$1,933	$39,413
Noninterest income	8,778	6,320	4,525	19,623

Total external customer revenues	46,258	6,320	6,458	59,036

Inter-segment revenues:
Interest income	834	—	1,342	2,176
Noninterest income	1,711	204	27	1,942

Total inter-segment revenues	2,545	204	1,369	4,118

Total revenue	48,803	6,524	7,827	63,154

External customer expenses:
Interest expense	3,831	—	105	3,936
Noninterest expenses	28,316	3,882	3,026	35,224
Provision for loan losses	(201)	—	251	50

Total external customer expenses	31,946	3,882	3,382	39,210

Inter-segment expenses:
Interest expense	1,342	328	506	2,176
Noninterest expenses	231	593	1,118	1,942

Total inter-segment expenses	1,573	921	1,624	4,118

Total expenses	33,519	4,803	5,006	43,328

Income before taxes	$15,284	$1,721	$2,821	$19,826
Income tax provision				7,101

Consolidated net income				12,725

Capital expenditures	$815	$33	$—	$848

As of December 31, 2014:
Statement of Condition
Cash and cash equivalents	$73,395	$431,527	$3,117	$508,039
Goodwill	43,517	—	5,134	48,651
Other segment assets	4,107,212	2,006	187,412	4,296,630

Total segment assets	$4,224,124	$433,533	$195,663	$4,853,320

Segment information for the six months ended June 30, 2015 and 2014 follows:

For the six months ended June 30, 2015:

(In Thousands)	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$81,866	$—	$4,040	$85,906
Noninterest income	18,671	13,707	11,175	43,553

Total external customer revenues	100,537	13,707	15,215	129,459

Inter-segment revenues:
Interest income	1,747	—	3,085	4,832
Noninterest income	3,782	382	47	4,211

Total inter-segment revenues	5,529	382	3,132	9,043

Total revenue	106,066	14,089	18,347	138,502

External customer expenses:
Interest expense	7,734	—	265	7,999
Noninterest expenses	61,000	8,525	8,042	77,567
Provision for loan losses	4,343	—	216	4,559

Total external customer expenses	73,077	8,525	8,523	90,125

Inter-segment expenses:
Interest expense	3,085	762	985	4,832
Noninterest expenses	429	1,258	2,524	4,211

Total inter-segment expenses	3,514	2,020	3,509	9,043

Total expenses	76,591	10,545	12,032	99,168

Income before taxes	$29,475	$3,544	$6,315	$39,334
Income tax Provision				14,211

Consolidated net income				$25,123

Capital expenditures	$1,116	$2,570	$13	$3,699

As of June 30, 2015:
Statement of Condition
Cash and cash equivalents	$89,298	$442,229	$2,164	$533,691
Goodwill	43,853	—	5,134	48,987
Other segment assets	4,304,300	—	190,505	4,494,805

Total segment assets	$4,437,451	$442,229	$197,803	$5,077,483

For the six months ended June 30, 2014:

(In Thousands)	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$73,401	$—	$3,797	$77,198
Noninterest income	17,173	12,334	8,480	37,987

Total external customer revenues	90,574	12,334	12,277	115,185

Inter-segment revenues:
Interest income	1,665	—	2,763	4,428
Noninterest income	3,449	397	53	3,899

Total inter-segment revenues	5,114	397	2,816	8,327

Total revenue	95,688	12,731	15,093	123,512

External customer expenses:
Interest expense	7,461	—	216	7,677
Noninterest expenses	55,634	7,432	6,042	69,108
Provision for loan losses	2,122	—	558	2,680

Total external customer expenses	65,217	7,432	6,816	79,465

Inter-segment expenses:
Interest expense	2,763	659	1,006	4,428
Noninterest expenses	450	1,179	2,270	3,899

Total inter-segment expenses	3,213	1,838	3,276	8,327

Total expenses	68,430	9,270	10,092	87,792

Income before taxes	$27,258	$3,461	$5,001	$35,720
Income tax Provision				6,084

Consolidated net income				$29,636

Capital expenditures	$1,293	$89	$3	$1,385

As of December 31, 2014:
Statement of Condition
Cash and cash equivalents	$73,395	$431,527	$3,117	$508,039
Goodwill	43,517	—	5,134	48,651
Other segment assets	4,107,212	2,006	187,412	4,296,630

Total segment assets	$4,224,124	$433,533	$195,663	$4,853,320

13. INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales

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

We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. These indemnifications may include our repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the six months ended June 30, 2015.

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

At June 30, 2015 there were 113 variable-rate swap transactions between third party financial institutions and our customers, compared to 101 at December 31, 2014. The initial notional aggregated amount was approximately $459.2 million at June 30, 2015 compared to $417.9 million at December 31, 2014. At June 30, 2015 maturities ranged from approximately one month to 10.5 years. The aggregate market value of these swaps to the customers was a liability of $16.2 million at June 30, 2015 and $16.5 million at December 31, 2014. There were no loss reserves for swap guarantees as of June 30, 2015.

14. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments and unrecognized prior service costs on defined benefit pension plans. Changes to accumulated other comprehensive income (loss) are presented net of tax effect as a component of equity. Reclassification out of accumulated other comprehensive income is recorded on the statement of operations either as a gain or loss.

Changes to accumulated other comprehensive income by component are shown net of taxes in the following tables for the period indicated:

(In Thousands)	Net unrealized gains (losses) on investment securities available- for-sale	Net change in securities held-to- maturity	Net unrealized gains (losses) on defined benefit plan	Total
Balance, March 31, 2015	$6,940	$(171)	$832	$7,601
Other comprehensive loss before reclassifications	(6,024)	—	(15)	(6,039)
Less: Amounts reclassified from accumulated other comprehensive income	(296)	—	—	(296)
Amortization of unrealized gain on securities reclassified to held-to-maturity	—	(37)	—	(37)

Net current-period other comprehensive loss	(6,320)	(37)	(15)	(6,372)

Balance, June 30, 2015	$620	$(208)	$817	$1,229

Balance, March 31, 2014	$(12,035)	$—	$(472)	$(12,507)
Other comprehensive income before reclassifications	9,678	—	60	9,738
Less: Amounts reclassified from accumulated other comprehensive loss	(226)	—	—	(226)

Net current-period other comprehensive income	9,452	—	60	9,512

Balance, June 30, 2014	$(2,583)	$—	$(412)	$(2,995)

(In Thousands)	Net unrealized gains (losses) on investment securities available- for-sale	Net change in securities held-to- maturity	Net unrealized gains (losses) on defined benefit plan	Total
Balance, December 31, 2014	$2,653	$—	$847	$3,500
Other comprehensive loss before reclassifications	(1,457)	—	(30)	(1,487)
Less: Amounts reclassified from accumulated other comprehensive income	(576)	—	—	(576)
Amortization of unrealized gain on securities reclassified to held-to-maturity	—	(208)	—	(208)

Net current-period other comprehensive loss	(2,033)	(208)	(30)	(2,271)

Balance, June 30, 2015	$620	$(208)	$817	$1,229

Balance, December 31, 2013	(20,822)	$—	$(472)	$(21,294)
Other comprehensive income before reclassifications	18,824	—	60	18,884
Less: Amounts reclassified from accumulated other comprehensive loss	(585)	—	—	(585)

Net current-period other comprehensive income	18,239	—	60	18,299

Balance, June 30, 2014	$(2,583)	$—	$(412)	$(2,995)

The statement of operations impacted by components of other comprehensive income are presented in the table below:

	Three Months Ended		Affected line item in Statements of Operations
	June 30,
(In Thousands)	2015	2014
Securities available-for-sale:
Realized gains on securities transactions	$477	$365	Security gains, net
Income taxes	(181)	(139)	Income tax provision

Net of tax	$296	$226

Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(157)	$—	Interest income on investment securities
Income taxes	120	—	Income tax provision

Net of tax	$(37)	$—

Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(19)	$919	Salaries, benefits and other compensation
Transition obligation	—	245
Actuarial (gains) losses	(5)	(1,068)	Income tax provision

Total before tax	$(24)	$96
Income taxes	(9)	(36)

Net of tax	(15)	60

Total reclassifications	$274	$166

	Six Months Ended		Affected line item in Statements of Operations
	June 30,
	2015	2014
Securities available-for-sale:
Realized gains on securities transactions	$928	$943	Security gains, net
Income taxes	(352)	(358)	Income tax provision

Net of tax	$576	$585

Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(328)	$—	Interest income on investment securities
Income taxes	120	—	Income tax provision

Net of tax	$(208)	$—

Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(37)	$919	Salaries, benefits and other compensation
Transition obligation	—	245
Actuarial (gains) losses	(10)	(1,068)	Income tax provision

Total before tax	$(47)	$96
Income taxes	17	(36)

Net of tax	$(30)	$60

Total reclassifications	$398	$525

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

Based upon available information we believe the estimate of the aggregate range of reasonably possible losses for this legal proceeding is from approximately $0 to approximately $5.0 million at June 30, 2015. Costs of litigation were initially covered by insurance; however, such costs have now exceeded the limits of insurance coverage for this case. Cross motions for summary judgment are currently pending before the court.

Four purported shareholder derivative and class action complaints relating to the pending merger with Alliance were filed during the quarter ended June 30, 2015. These actions were consolidated under the caption In re: Alliance Bancorp, Inc. of Pennsylvania Derivative and Class Action Litigation, Court of Common Pleas of Delaware County, Pennsylvania, Consol. Action Lead Case No. 2015-3606 (Civil Div.) (the “Alliance Action”). The complaint named as defendants Alliance Bancorp, Inc. of Pennsylvania, its directors and certain of its officers, and the Company (the “Defendants”).

On June 11, 2015, solely to avoid the costs, risks and uncertainties inherent in litigation, Alliance, WSFS and the other Defendants entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs ( the “Plaintiffs”) regarding the settlement of the Alliance Action. Pursuant to the MOU, Alliance filed with the SEC and made publicly available to Alliance shareholders supplemental disclosures, and the Plaintiffs agreed to release Alliance, WSFS and the other Defendants from all claims related to the Merger Agreement and the proposed merger, subject to approval of the Court of Common Pleas of Delaware County (the “Court”). In the MOU, the parties agreed to negotiate in good faith to prepare a stipulation of settlement to be filed with the Court and other documentation as may be required to effectuate the settlement. There can be no assurance that the parties ultimately will enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such stipulation. The proposed settlement contemplated by the MOU will become void in the event that the parties do not enter into such stipulation or the Court does not approve the settlement.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB, or WSFS Bank, the seventh oldest bank continuously operating under the same name in the United States. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than many other types of financial institutions. A fixture in the community, WSFS has been in operation for more than 183 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remains a leader in our community. We are a relationship-focused, locally-managed, community banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Service growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.79 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. We service our customers primarily from our 56 offices located in Delaware (45), Pennsylvania (9), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches and mortgage and title services through those branches and through Pennsylvania-based Array and Arrow. Array is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions, and the related entity, Arrow, is an abstract and title company.

On March 3, 2015 we announced the signing of a definitive agreement and plan of reorganization whereby we would acquire Alliance and its wholly-owned bank subsidiary, Alliance Bank. Upon the closing of the transaction, Alliance will merge into the Company, and Alliance Bank will merge into WSFS Bank. The transaction is expected to be completed in the fourth quarter of 2015, subject to the satisfaction of customary closing conditions, including regulatory approvals. On June 18, 2015, the agreement and the plan of reorganization received Alliance shareholders’ approval.

Our Cash Connect segment is a premier provider of ATM Vault Cash and related services in the United States. It manages over $557 million in vault cash in over 15,900 ATMs nationwide and provides related services such as, online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates approximately 450 ATMs for the Bank, which has the largest branded ATM network in Delaware.

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

The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress is a registered investment advisor with approximately $655 million in assets under management. Cypress’ primary market segment is high net worth individuals and offers a ‘balanced’ investment style focused on preservation of capital and providing for current income. Christiana Trust, with $8.86 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

The Company has two consolidated subsidiaries, WSFS Bank and Cypress, and one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has three wholly-owned subsidiaries, WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, those related to difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the market areas in which the Company operates and in which its loans are concentrated, including the effects of declines in housing markets, an increase in unemployment levels and slowdowns in economic growth; the Company’s level of nonperforming assets and the costs associated with resolving any problem loans including litigation and other costs; changes in market interest rates may increase funding costs and reduce earning asset yields thus reducing margin; the impact of changes in interest rates and the credit quality and strength of underlying collateral and the effect of such changes on the market value of the Company’s investment securities portfolio; the credit risk associated with the substantial amount of commercial real estate, construction and land development, and commercial and industrial loans in our loan portfolio; the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations including the changes in regulations affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations being issued in accordance with this statute and potential expenses associated with complying with such regulations; possible additional loan losses and impairment of the collectability of loans; the Company’s ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate liquidity internally or raise capital on favorable terms; possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations; any impairment of the Company’s goodwill or other intangible assets; failure of the financial and operational controls of the Company’s Cash Connect segment; conditions in the financial markets that may limit the Company’s access to additional funding to meet its liquidity needs; the success of the Company’s growth plans, including the successful integration of past and future acquisitions; the Company’s ability to successfully complete its planned acquisitions, including the acquisition of Alliance Bancorp, Inc. of Pennsylvania, and the timing thereof; negative perceptions or publicity with respect to the Company’s trust and wealth management business; system failure or cybersecurity breaches of the Company’s network security; the Company’s ability to recruit and retain key employees; the effects of problems encountered by other financial institutions that adversely affect the Company or the banking industry generally; the effects of weather and natural disasters such as floods, droughts, wind, tornadoes and hurricanes as well as effects from geopolitical instability and man-made disasters including terrorist attacks; possible changes in the speed of loan prepayments by the Company’s customers and loan origination or sales volumes; possible acceleration of prepayments of mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on prepayments on mortgage-backed securities due to low interest rates; regulatory limits on the Company’s ability to receive dividends from its subsidiaries and pay dividends to its shareholders; the effects of any reputational, credit, interest rate, market, operational, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above; and the costs associated with resolving any problem loans, litigation and other risks and uncertainties, discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward looking statements are as of the date they are made, and the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

CRITICAL ACCOUNTING POLICIES

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP, requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for loan losses, investment in reverse mortgages, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2015, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 1, Basis of Presentation, to the unaudited Consolidated Financial Statements.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $224.2 million, or 5%, to $5.08 billion during the six months ended June 30, 2015. Included in this increase was a $138.8 million, or 4%, increase in net loans and a $41.6 million increase in investment securities.

Total liabilities increased $212.8 million, or 5%, to $4.58 billion during the six months ended June 30, 2015. This increase was primarily the result of an increase in Federal Home Loans Bank advances of $334.8 million, or 82%. Partially offsetting this increase was a $119.4 million decrease in total customer deposits primarily due to the expected seasonal outflow of temporary trust-related money market deposits during the first quarter.

Capital Resources

During the third quarter of 2014, the WSFS Board of Directors approved a stock buyback program of up to 5% of total outstanding shares of common stock. We have repurchased the equivalent of 839,582 shares to date under this program and we have the authority to repurchase an additional 569,818 shares, or 2% of outstanding shares, under this current authorization.

During the first quarter of 2015, the WSFS Board of Directors declared a three-for-one stock split of our common stock in the form of a stock dividend. On May 4, 2015, stockholders approved an increase in the authorized shares of common stock from 20.0 million to 65.0 million. The stock dividend was paid on May 18, 2015 to stockholders on record as of May 4, 2015.

Stockholders’ equity increased $11.3 million between December 31, 2014 and June 30, 2015. This increase was primarily due to net income of $25.1 million during the six months ended June 30, 2015 which was partially offset by the repurchase of 455,402 shares of common stock at an average price of $25.81, or $11.8 million during the second quarter.

Tangible common book value per share of common stock (a non-GAAP financial measure) was $15.88 at June 30, 2015, an increase of $0.58, or 4%, from $15.30 reported at December 31, 2014. Book value per share of common stock was $17.93 at June 30, 2015, an increase from $17.34 reported at December 31, 2014.

Below is a table comparing WSFS Bank’s consolidated capital position to the minimum regulatory requirements as of June 30, 2015:

					To be Well-Capitalized Under Prompt Corrective Action Provisions
	Consolidated Bank Capital		For Capital Adequacy Purposes
		% of		% of		% of
(Dollars in Thousands)	Amount	Assets	Amount	Assets	Amount	Assets
Total Capital (to Risk-Weighted Assets)	$565,898	13.58%	$333,382	8.00%	$416,727	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	524,470	12.59	250,036	6.00	333,382	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	524,470	12.59	187,527	4.50	270,873	6.50
Tier 1 Leverage Capital (to Risk-Weighted Assets)	524,470	10.67	196,563	4.00	245,704	5.00

Under new guidelines issued by banking regulators effective January 1, 2015, savings institutions such as WSFS Bank must maintain a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, a minimum ratio of total capital to risk-weighted assets of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on WSFS Bank’s financial statements. The Bank has chosen to opt-out of including Accumulated Other Comprehensive Income in regulatory capital.

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

At June 30, 2015, WSFS Bank was in compliance with regulatory capital requirements and all of its regulatory capital ratios exceeded “well-capitalized” regulatory benchmarks. WSFS Bank’s total risk based capital ratio was 13.58%, Tier 1 capital ratio was 12.59% and total common equity tier 1 capital was 12.59%. In addition, and not included in the WSFS Bank capital, WSFS separately held $43.3 million in cash to support share repurchases, potential dividends, acquisitions and strategic growth plans.

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

During the six months ended June 30, 2015, cash and cash equivalents increased $25.7 million to $533.7 million. This increase was primarily the result of a $138.8 million increase in loans, net of ALLL and a $41.6 million increase in investment securities, available-for-sale. Offsetting these increases in cash was a $334.8 million increase in FHLB advances and a $119.4 million decrease in customer deposits due to the seasonal withdrawal of temporary trust money.

NONPERFORMING ASSETS

NPAs include nonaccruing loans, nonperforming real estate, assets acquired through foreclosure and restructured commercial, mortgage and home equity consumer debt. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

The following table shows our nonperforming assets and past due loans at the dates indicated:

	June 30,	December 31,
(In Thousands)	2015	2014
Nonaccruing loans:
Commercial	$9,547	$2,706
Owner-occupied commercial	1,389	2,475
Consumer	2,872	3,557
Commercial mortgages	7,243	8,245
Residential mortgages	6,668	7,068
Construction	—	—

Total nonaccruing loans	27,719	24,051
Assets acquired through foreclosure	4,856	5,734
Troubled debt restructuring (accruing)	13,610	22,600

Total nonperforming assets	$46,185	$52,385

Past due loans: (1)
Residential mortgages	$153	$—
Consumer	—	4
Commercial and commercial mortgages	—	—

Total past due loans	$153	$4

Ratio of allowance for loan losses to total loans (2)	1.22%	1.23%
Ratio of nonaccruing loans to total loans (2)	0.84	0.75
Ratio of NPA to total assets	0.91	1.08
Ratio of loan loss allowance to nonaccruing loans	147.35	163.93
Ratio of loan loss allowance to total nonperforming assets	88.44	75.26

(1)	Accruing loans only which includes acquired nonimpaired loans. Nonaccruing TDR’s are included in their respective categories of nonaccruing loans.
(2)	Total loans exclude loans held for sale.

Nonperforming assets decreased $6.2 million between December 31, 2014 and June 30, 2015. As a result, nonperforming assets as a percentage of total assets decreased from 1.08% at December 31, 2014 to 0.91% at June 30, 2015. This reduction included significant collections as well as a $1.9 million net charge-off on one $9.1 million substandard C&I relationship that was reclassed from an accruing TDR to nonaccrual during the second quarter of 2015.

The following table summarizes the changes in NPAs during the period indicated:

	For the Six	For the Year
(In Thousands)	Months Ended	Ended
	June 30, 2015	December 31, 2014
Beginning balance	$52,385	$47,814
Additions	4,534	38,322
Collections	(6,860)	(25,111)
Transfers to accrual	—	(96)
Charge-offs/write-downs, net	(3,874)	(8,544)

Ending balance	$46,185	$52,385

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

INTEREST RATE SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At June 30, 2015, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $31.3 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window remained unchanged from 101.2% at December 31, 2014. The one-year interest-sensitive gap as a percentage of total assets changed slightly to 0.62% at June 30, 2015 from 0.63% at December 31, 2014. The low level of sensitivity reflects our continuing efforts to effectively manage interest rate risk.

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

The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)

+300	4%	13.63%	4%	13.76%
+200	1%	13.66%	2%	13.81%
+100	-1%	13.45%	-1%	13.59%
—	—%	13.26%	—%	13.37%
-100	-1%	12.44%	-2%	12.51%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Results of Operations

We recorded net income of $12.2 million, or $0.43 per diluted common share, for the three months ended June 30, 2015, a $491,000, or 4%, decrease from the $12.7 million, or $0.46 per share, recorded for the three months ended June 30, 2014. The most significant cause for the decrease in net income is an increase in the provision for loan losses, due mainly to the $9.1 million C&I relationship discussed in detail earlier in note 5. In addition, noninterest expense increased $3.5 million from $35.2 million in the second quarter of 2014 to $38.7 million in the second quarter of 2015. Driving this increase are additional expenses incurred primarily from our organic growth and the September 2014 acquisition of FNBW. These expenses include an increase of $1.7 million in salaries, benefits and other compensation expense and a $1.4 million increase in other operating expenses. Also, contributing to the growth in noninterest expense was an increase of $565,000 in marketing expense due to franchise growth as well as the introduction of new products and services and higher corporate development costs of $528,000 in the second quarter of 2015, primarily due to the pending Alliance acquisition.

Net income for the first six months of 2015 was $25.1 million, or $0.88 per diluted common share, compared to $29.6 million, or $1.08 per share, for the first six months of 2014. The most significant cause for the decrease in net income was a one-time income tax benefit of approximately $6.7 million, or $0.73 in diluted earnings per share, during the first quarter of 2014 due to the legal call of our reverse mortgage trust bonds. Excluding this item, net income would have increased from $22.9 million, or $0.84 per share, for the six months ended June 30, 2014. Net interest income increased $8.4 million from the prior year as a result of growth in loan portfolio, due to organic growth and the September 2014 FNBW acquisition. Additionally, noninterest income increased $5.6 million from the prior period due to continued growth in our banking related businesses of Wealth and Cash Connect, as well as meaningful growth in our mortgage originations business. Partially offsetting these increases was an $8.5 million increase in noninterest expenses mainly due to growth in the Company and the related infrastructure. Also, contributing to the growth in noninterest expense was an increase in corporate development costs of $870,000 for the six months ended June 30, 2015, primarily due to the Alliance acquisition and an increase in marketing expense of $650,000 due to franchise growth as well as the introduction of new products and services.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$1,002,843	$11,803	4.71%	$850,719	$9,585	4.51%
Residential real estate loans (4)	255,302	2,510	3.93	232,916	2,281	3.92
Commercial loans	1,733,950	19,090	4.44	1,632,784	18,001	4.39
Consumer loans	327,581	3,687	4.51	310,226	3,452	4.46

Total loans	3,319,676	37,090	4.49	3,026,645	33,319	4.42
Mortgage-backed securities (5) (6)	751,006	3,523	1.88	714,551	3,564	2.00
Investment securities (5) (6)	153,742	852	3.19	146,139	814	3.35
Reverse mortgages (5) (6)	26,931	1,166	17.32	34,463	1,368	15.88
Other interest-earning assets	28,715	424	5.92	35,629	348	3.92

Total interest-earning assets	4,280,070	43,055	4.08	3,957,427	39,413	4.04

Allowance for loan losses	(39,924)			(42,332)
Cash and due from banks	88,124			78,476
Cash in non-owned ATMs	413,977			364,461
Bank-owned life insurance	76,774			63,374
Other noninterest-earning assets	151,506			127,708

Total assets	$4,970,527			$4,549,114

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$689,773	$158	0.09%	$632,160	$148	0.09%
Money market	916,666	596	0.26	751,559	335	0.18
Savings	414,001	54	0.05	403,921	62	0.06
Customer time deposits	450,997	855	0.76	451,372	980	0.87

Total interest-bearing customer deposits	2,471,437	1,663	0.27	2,239,012	1,525	0.27
Brokered certificates of deposit	200,940	162	0.32	230,366	189	0.33

Total interest-bearing deposits	2,672,377	1,825	0.27	2,469,378	1,714	0.28
FHLB of Pittsburgh advances	636,327	751	0.47	684,295	661	0.38
Trust preferred borrowings	67,011	339	2.03	67,011	330	1.95
Senior Debt	55,000	941	6.84	55,000	941	6.84
Other borrowed funds (7)	128,126	109	0.34	148,910	290	0.78

Total interest-bearing liabilities	3,558,841	3,965	0.45	3,424,594	3,936	0.46

Noninterest-bearing demand deposits	863,241			671,384
Other noninterest-bearing liabilities	39,483			30,112
Stockholders’ equity	508,962			423,024

Total liabilities and stockholders’ equity	$4,970,527			$4,549,114

Excess of interest-earning assets over interest-bearing liabilities	$721,229			$532,833

Net interest and dividend income		$39,090			$35,477

Interest rate spread			3.63%			3.58%

Net interest margin (8)			3.71%			3.64%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes residential mortgage loans HFS.
(5)	Includes securities available-for-sale at fair value.
(6)	Average Balances and related yield are calculated using the fair value of available-for-sale securities.
(7)	Includes federal funds purchased and securities sold under agreement to repurchase.
(8)	Beginning in 2015, the annualization method used to calculate net interest margin was changed to actual/actual from 30/360. All net interest margin calculations were updated to reflect this change.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$979,392	$23,027	4.70%	$842,503	$18,871	4.48%
Residential real estate loans (8)	252,473	4,925	3.90	236,673	4,553	3.85
Commercial loans	1,717,540	38,128	4.47	1,617,284	35,221	4.36
Consumer loans	326,521	7,254	4.48	306,280	6,876	4.53

Total loans	3,275,926	73,334	4.50	3,002,740	65,521	4.36
Mortgage-backed securities (4) (6)	737,090	6,956	1.89	697,411	6,813	1.95
Investment securities (4)	155,873	1,712	3.17	142,499	1,606	3.40
Reverse mortgages (4) (5) (6)	27,588	2,402	17.41	35,854	2,594	14.47
Other interest-earning assets	30,161	1,502	10.04	35,364	664	3.79

Total interest-earning assets	4,226,638	85,906	4.15	3,913,868	77,198	4.00

Allowance for loan losses	(39,799)			(41,961)
Cash and due from banks	78,736			77,439
Cash in non-owned ATMs	413,977			360,152
Bank-owned life insurance	76,774			63,304
Other noninterest-earning assets	149,889			134,195

Total assets	$4,906,215			$4,506,997

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$681,918	$310	0.09%	$628,481	$294	0.09%
Money market	896,084	1,134	0.26	759,417	648	0.17
Savings	411,293	106	0.05	399,145	120	0.06
Customer time deposits	470,429	1,903	0.82	452,600	1,937	0.87

Total interest-bearing customer deposits	2,459,724	3,453	0.28	2,239,643	2,999	0.27
Brokered certificates of deposit	190,835	314	0.33	222,892	371	0.34

Total interest-bearing deposits	2,650,559	3,767	0.29	2,462,535	3,370	0.28
FHLB of Pittsburgh advances	623,711	1,464	0.47	669,982	1,187	0.35
Trust preferred borrowings	67,011	666	2.00	67,011	656	1.96
Reverse mortgage bond payable	—	—	—	3,280	15	0.91
Senior Debt	55,000	1,883	6.85	55,000	1,883	6.85
Other borrowed funds (9)	127,727	219	0.34	148,088	566	0.77

Total interest-bearing liabilities	3,524,008	7,999	0.46	3,405,896	7,677	0.45

Noninterest-bearing demand deposits	837,447			656,302
Other noninterest-bearing liabilities	40,052			33,570
Stockholders’ equity	504,708			411,229

Total liabilities and stockholders’ equity	$4,906,215			$4,506,997

Excess of interest-earning assets over interest-bearing liabilities	$702,630			$507,972

Net interest income		$77,907			$69,521

Interest rate spread			3.69%			3.55%

Net interest margin			3.76%			3.61%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.
(6)	Average balances and related yield are calculated using fair value of available-for-sale securities.
(7)	Represents loans held for sale in conjunction with asset disposition strategies.
(8)	Includes residential mortgage loans HFS.
(9)	Includes bonds payable related to the reverse mortgage securitization trust consolidation.

During the three months ended June 30, 2015, net interest income increased $3.6 million, or 10% from the three months ended June 30, 2014, and the net interest margin was 3.71%, a seven basis point increase compared to 3.64% for the second quarter of 2014. The increase in net interest income and net interest margin from the second quarter of 2014 reflects an improved balance sheet mix due to loan growth from acquisitions and organic growth, particularly in the commercial loan portfolios, and an increase in lower rate core deposits along with a decrease in higher-rate time and brokered deposits.

The net interest margin for the six months ended June 30, 2015 was 3.76%, compared to 3.61% for the same period in 2014, a 15 basis point increase. Compared to the six months ended June 30, 2014, net interest income increased $8.4 million, or 12% in the six months ended June 30, 2015. This increase included an $808,000 special FHLB dividend which added 4 basis points to the net interest margin for the first six months of 2015. In addition, and similar to the quarterly discussion above, the increase in net interest margin and income reflects improvement due to increases in higher yielding loans and deposit pricing management.

Provision/Allowance for Loan Losses

We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, pursuant to GAAP, which is discussed in “Nonperforming Assets”. Our evaluation is based upon a review of the portfolio and requires significant, complex and difficult judgments. For the six months ended June 30, 2015 and 2014, we recorded a provision for loan losses of $4.6 million and $2.7 million, respectively. The increase was primarily due to a $9.1 million C&I problem loan relationship previously classified as an accruing TDR, which was moved to nonaccruing status during the second quarter of 2015 and resulted in an incremental increase in the provision for loan losses of $3.6 million during the second quarter of 2015.

Our allowance for loan losses is based on the inherent risk of our loans and various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations. In addition, regional economic conditions are taken into consideration. The allowance for loan losses of $40.8 million at June 30, 2015 increased slightly from $39.4 million at December 31, 2014, reflecting growth in the loan portfolio. The ratio of allowance for loan losses to total gross loans was 1.22% at June 30, 2015, compared to 1.23% at December 31, 2014. The allowance for loan losses and provision reflect the following:

•	Total loans increased $188.3 million, or 6%, at June 30, 2015 when compared to December 31, 2014.

•	Total loan delinquency decreased to 0.48% as of June 30, 2015, compared to 0.55% as of December 31, 2014.

•	Classified loans declined and the ratio of total classified loans to Tier 1 capital ALLL also improved to 18.33% from 20.5% as of December 31, 2014.

•	Net charge-offs were $3.2 million for the six months ended June 30, 2015 compared to $2.5 million for the six months ended June 30, 2014 (including $1.9 million for the C&I relationship mentioned above).

•	Total nonperforming assets declined $6.2 million to $46.2 million during the six months ended June 30, 2015.

The table below represents a summary of changes in the allowance for loan losses for the six months ended June 30, 2015 and 2014, respectively.

	For the Six Months Ended June 30.
(In Thousands)	2015	2014
Beginning balance	$39,426	$41,244
Provision for loan losses	4,559	2,680
Charge-offs:
Commercial	2,037	1,495
Owner-occupied commercial	597	321
Commercial real estate	4	160
Construction	—	88
Residential real estate	267	527
Consumer	755	1,237
Overdrafts	316	486

Total charge-offs	3,976	4,314

Recoveries:
Commercial	114	807
Owner-occupied commercial	22	167
Commercial real estate	69	39
Construction	160	184
Residential real estate	37	43
Consumer	258	252
Overdrafts	176	279

Total recoveries	836	1,771

Net charge-offs	3,140	2,543

Ending balance	$40,845	$41,381

Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.19%	0.17%

(1)	Ratios for the six months ended June 30, 2015 and 2014 are annualized.

Noninterest (fee) Income

During the second quarter of 2015, the company earned fee income of $22.5 million, an increase of 14% compared to the $19.6 million of fee income for the second quarter of 2014. Excluding net security gains in both periods, fee income increased $2.8 million. This growth is a result of continued expansion in the Wealth Management and the Cash Connect segments as well as increased mortgage banking activities. The increase in fee income included increases in investment management and fiduciary revenue of $1.4 million, mortgage banking activities of $565,000 and debit/credit card and ATM income of $452,000.

For the six months ended June 30, 2015, the company earned fee income of $43.6 million, an increase of 15% compared to the $38.0 million of fee income for the six months ended June 30, 2014. This overall increase also reflects our expansion in the Wealth Management and the Cash Connect segments as well as increased mortgage banking activities. The increase in fee income included increases in investment management and fiduciary revenue of $2.7 million, mortgage banking activities of $1.5 million, and credit/debit card ATM income of $713,000.

Noninterest Expense

Noninterest expense for the second quarter of 2015 was $38.7 million, an increase of $3.5 million, or 10% from $35.2 million in the second quarter of 2014. During the second quarter of 2015, corporate development costs increased $494,000, primarily related to the pending Alliance acquisition. Also contributing to the year-over-year expense growth is an increase in salaries, benefits, and other compensation expense of $1.7 million, primarily due to the September 2014 acquisition of FNBW, a $565,000 increase in marketing expense due to franchise growth and the introduction of new products and services, and a $1.4 million increase in other operating expenses reflecting both acquisitions and organic growth. Offsetting these increases was a $462,000 decrease in professional fees reflecting lower litigation related costs.

For the six months ended June 30, 2015, noninterest expense was $77.6 million, an increase of $8.5 million, or 12%, from $69.1 million at June 30, 2014. During the six months ending June 30, 2015, corporate development expenses increased $836,000, primarily related to the pending Alliance acquisition. In addition, the company recorded $475,000 related to one-time early termination costs and $408,000 from fraud at several ATMs in the first quarter of 2015. Year-over-year expense growth also included increases in salaries and benefits, and other compensation expense of $4.2 million, marketing expense of $650,000, and a $2.7 million (excluding aforementioned ATM fraud costs) increase in other expenses due to the factors noted in the quarter-over-quarter discussion above.

Income Taxes

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $6.9 million and $14.2 million during the three months and six months ended June 30, 2015, respectively, compared to an income tax expense of $7.1 million and $6.1 million for the same periods in 2014.

The first quarter of 2014 included the recognition of $6.7 million of tax benefits related to the legal call of our reverse mortgage trust bonds as more fully discussed in Note 10, Income Taxes to our unaudited Consolidated Financial Statements. Our effective tax rate was 36.0% and 36.1% for the three and six months ended June 30, 2015, respectively, compared to 35.8% and 17.0% during the same periods in 2014. Excluding the reverse mortgage tax benefit, our effective tax rate was 35.8% for the six months ended June 30, 2014.

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

(In Thousands, except for value per share amounts)	June 30,	December 31,
	2015	2014
Tangible Common Book Value per Share of Common Stock
End of period balance sheet data:
Stockholders’ equity	$500,375	$489,051
Goodwill and other intangible assets	(57,044)	(57,593)

Tangible common equity (numerator)	$443,331	$431,458

Shares of common stock outstanding (denominator)	27,909	27,419

Book value per share of common stock	$17.93	$17.34
Goodwill and other intangible assets	(2.05)	(2.04)

Tangible book value per share of common stock	$15.88	$15.30

RECENT LEGISLATION

General

As a federally chartered savings institution the Bank is subject to regulation by the FHFA, an independent agency in the executive branch of the U.S. government, the FDIC, the Federal Reserve and the OCC (collectively, the Federal banking agencies). The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank must file reports with the OCC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the FHFA and the Federal Reserve.

Basel III

In 2013, the Federal banking agencies approved the final rules implementing the BCBS capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The final rules also establish a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. This capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The final rules also revise the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments).

The phase-in period for the final rules began for us on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Our capital levels at June 30, 2015 remain in excess of the “well-capitalized” regulatory benchmarks under the new rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference from Item 2 Part I of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), our principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the quarter ended June 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2015.

2015	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	6,603	$25.28	6,603	1,018,617
May	116,110	24.96	116,110	902,507
June	332,689	26.11	332,689	569,818

Total	455,402	$25.81	455,402

(1)	During the third quarter of 2014, the Board of Directors approved a stock buyback program of up to 5% of total outstanding shares of common stock. Under the program, purchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. There is no fixed termination date for the repurchase program, and the repurchase program may be suspended or discontinued at any time.

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

WSFS FINANCIAL CORPORATION

Date: August 7, 2015	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	/s/ Rodger Levenson
Rodger Levenson
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)