Form 10-Q
period 2015-09-30
WSFS FINANCIAL CORP
filed 2015-11-06
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2015.

Common Stock, par value $.01 per share	29,853,215
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I. Financial Information

		Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014	3

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014	4

	Consolidated Statements of Condition as of September 30, 2015 and December 31, 2014	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	6

	Notes to the Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2015 and 2014	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	59

PART II. Other Information

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.	Defaults upon Senior Securities	59

Item 4.	Mine Safety Disclosure	59

Item 5.	Other Information	59

Item 6.	Exhibits	60

Signatures

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance Document
Exhibit 101.SCH	Schema Document
Exhibit 101.CAL	Calculation Linkbase Document
Exhibit 101.LAB	Labels Linkbase Document
Exhibit 101.PRE	Presentation Linkbase Document
Exhibit 101.DEF	Definition Linkbase Document

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$38,437	$34,850	$111,771	$100,371
Interest on mortgage-backed securities	3,588	3,317	10,544	10,130
Interest and dividends on investment securities	875	837	2,587	2,443
Interest on reverse mortgage loans	1,561	1,323	3,963	3,917
Other interest income	396	472	1,898	1,136

	44,857	40,799	130,763	117,997

Interest expense:
Interest on deposits	1,587	1,823	5,354	5,193
Interest on Federal Home Loan Bank advances	868	663	2,332	1,850
Interest on trust preferred borrowings	343	332	1,009	988
Interest on senior debt	942	941	2,825	2,824
Interest on bonds payable	—	—	—	15
Interest on other borrowings	120	293	339	859

	3,860	4,052	11,859	11,729

Net interest income	40,997	36,747	118,904	106,268
Provision for loan losses	1,453	333	6,012	3,013

Net interest income after provision for loan losses	39,544	36,414	112,892	103,255

Noninterest income:
Credit/debit card and ATM income	6,486	6,219	18,975	17,995
Deposit service charges	4,338	4,477	12,342	13,092
Investment management and fiduciary revenue	5,373	4,332	16,173	12,453
Mortgage banking activities, net	1,251	1,229	4,544	3,066
Loan fee income	405	466	1,337	1,406
Bank-owned life insurance income	162	185	544	467
Investment securities gains, net	76	36	1,004	979
Other income	3,574	3,360	10,299	8,833

	21,665	20,304	65,218	58,291

Noninterest expense:
Salaries, benefits and other compensation	20,784	19,292	62,139	56,434
Occupancy expense	3,757	3,456	11,272	10,754
Equipment expense	2,059	2,063	6,100	5,610
Data processing and operations expenses	1,570	1,609	4,451	4,611
Professional fees	2,039	1,762	5,264	5,083
FDIC expenses	786	666	2,142	2,011
Loan workout and OREO expenses	166	664	495	1,919
Marketing expense	619	643	2,210	1,584
Corporate development expense	855	2,620	2,137	3,032
Other operating expenses	6,070	6,388	20,062	17,234

	38,705	39,163	116,272	108,272

Income before taxes	22,504	17,555	61,838	53,274
Income tax provision	8,078	6,142	22,289	12,225

Net income	$14,426	$11,413	$39,549	$41,049

Earnings per share:
Basic	$0.52	$0.42	$1.41	$1.53
Diluted	$0.51	$0.41	$1.39	$1.49

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)

Net Income	$14,426	$11,413	$39,549	$41,049
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available-for-sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $3,787, $(477), $2,892 and $11,060, respectively	6,178	(778)	4,721	18,046

Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of ($29), ($13), ($381) and ($371), respectively	(47)	(23)	(623)	(608)

	6,131	(801)	4,098	17,438
Net change in securities held-to-maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax benefit of ($55), $0, ($175), $0, respectively	(104)	—	(312)	—

Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of ($9), $3, ($27) and $39, respectively	(15)	5	(45)	65

Total other comprehensive income (loss)	6,012	(796)	3,741	17,503

Total comprehensive income	$20,438	$10,617	$43,290	$58,552

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	September 30, 2015	December 31, 2014
(In Thousands, Except Per Share Data)	(Unaudited)
Assets
Cash and due from banks	$94,756	$93,717
Cash in non-owned ATMs	434,044	414,188
Interest-bearing deposits in other banks	237	134

Total cash and cash equivalents	529,037	508,039
Investment securities, available-for-sale	756,731	740,124
Investment securities, held-to-maturity at cost	138,060	126,168
Loans held-for-sale at fair value	33,979	28,508
Loans, net of allowance for loan losses of $36,412 at September 30, 2015 and $39,426 at December 31, 2014	3,324,020	3,156,652
Reverse mortgage loans	24,476	29,298
Bank-owned life insurance	77,053	76,509
Stock in Federal Home Loan Bank of Pittsburgh, at cost	27,943	23,278
Other real estate owned	3,299	5,734
Accrued interest receivable	11,770	11,782
Premises and equipment	35,304	35,074
Goodwill	48,787	48,651
Intangible assets	7,552	8,942
Other assets	49,931	54,561

Total assets	$5,067,942	$4,853,320

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$904,896	$804,678
Interest-bearing demand	727,816	688,370
Money market	1,015,985	1,066,224
Savings	388,213	402,032
Time	201,537	253,302
Jumbo certificates of deposit – customer	182,573	247,671

Total customer deposits	3,421,020	3,462,277
Brokered deposits	223,582	186,958

Total deposits	3,644,602	3,649,235
Federal funds purchased and securities sold under agreements to repurchase	91,000	128,225
Federal Home Loan Bank advances	643,027	405,894
Trust preferred borrowings	67,011	67,011
Senior debt	55,000	55,000
Other borrowed funds	12,341	11,645
Accrued interest payable	1,760	1,004
Other liabilities	47,584	46,255

Total liabilities	4,562,325	4,364,269

Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 55,933,152 at September 30, 2015 and 55,697,124 at December 31, 2014	559	557
Capital in excess of par value	206,887	201,130
Accumulated other comprehensive income	7,241	3,500
Retained earnings	558,438	523,099
Treasury stock at cost, 28,541,521 shares at September 30, 2015 and 27,489,288 shares at December 31, 2014	(267,508)	(239,235)

Total stockholders’ equity	505,617	489,051

Total liabilities and stockholders’ equity	$5,067,942	$4,853,320

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2015	2014
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$39,549	$41,049
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,012	3,013
Depreciation of premises and equipment, net	4,650	4,436
Amortization of fees and discounts, net	11,221	7,322
Amortization of intangible assets	1,258	879
Decrease (increase) in accrued interest receivable	12	(637)
(Increase) decrease in other assets	(253)	835
Origination of loans held-for-sale	(350,584)	(174,469)
Proceeds from sales of loans held-for-sale	348,760	180,794
Gain on mortgage banking activities, net	(4,544)	(3,066)
Gain on sale of securities, net	(1,004)	(979)
Stock-based compensation expense	3,319	3,637
Excess tax benefit from stock-based compensation	(785)	(551)
Increase in accrued interest payable	756	2,373
Increase (decrease) in other liabilities	1,524	(2,324)
(Gain) loss on sale of other real estate owned and valuation adjustments, net	(298)	91
Deferred income tax expense (benefit)	2,418	(5,198)
Increase in value of bank-owned life insurance	(527)	(467)
Increase in capitalized interest, net	(4,088)	(4,184)

Net cash provided by operating activities	$57,396	$52,554

Investing activities:
Calls of investment securities held-to-maturity	3,881	—
Purchases of investment securities held-to-maturity	(19,195)	—
Repayments of investment securities held-to-maturity	970	—
Maturities of investment securities available for sale	—	2,335
Sale of investment securities available-for-sale	117,380	200,734
Purchases of investment securities available-for-sale	(209,947)	(217,617)
Repayments of investment securities available-for-sale	80,293	54,328
Repayments on reverse mortgages	9,559	13,049
Disbursements for reverse mortgages	(649)	(929)
Net increase in loans	(181,290)	(67,824)
Acquisition of FNBW, net of cash acquired	—	(25,590)
Net (increase) decrease in stock of FHLB	(4,665)	6,087
Sales of assets acquired through foreclosure, net	5,278	3,807
Investment in premises and equipment, net	(4,968)	(2,370)

Net cash used for investing activities	$(203,353)	$(33,990)

Financing activities:
Net increase in demand and saving deposits	76,241	3,774
(Decrease) increase in time deposits	(116,863)	3,379
Increase in brokered deposits	36,624	74,440
Increase in loan payable	61	61
Repayment of reverse mortgage trust bonds payable	—	(21,990)
Receipts from FHLB advances	46,342,654	68,802,762
Repayments of FHLB advances	(46,105,521)	(68,928,745)
Receipts from federal funds purchased and securities sold under agreement to repurchase	22,843,325	19,040,751
Repayments of federal funds purchased and securities sold under agreement to repurchase	(22,855,550)	(19,037,751)
Maturity of repurchase agreement	(25,000)	—
Dividends paid	(4,216)	(3,213)
Issuance of common stock and exercise of common stock options	2,688	1,376
Reissuance of Treasury Stock for FNBW purchase, net	—	32,916
Purchase of treasury stock	(28,273)	—
Excess tax benefit from stock-based compensation	785	551

Net cash provided by (used for) financing activities	$166,955	$(31,689)

Increase (decrease) in cash and cash equivalents	20,998	(13,125)
Cash and cash equivalents at beginning of period	508,039	484,426

Cash and cash equivalents at end of period	$529,037	$471,301

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$11,103	$9,126
Cash paid for income taxes, net	16,558	19,675
Loans transferred to other real estate owned	2,545	3,633
Loans transferred to portfolio from held-for-sale at fair value	104	2,169
Net change in accumulated other comprehensive income	3,741	17,503
Fair Value of assets acquired, net of cash received	—	245,910
Fair Value of liabilities assumed	—	236,787
Non-cash goodwill adjustments, net	136	46

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

AICPA: American Institute of Certified Public	FASB: Financial Accounting Standards Board
Accountants	FDIC: Federal Deposit Insurance Corporation
Allowance: Allowance for loan losses or ALLL	Federal Reserve: Board of Governors of the Federal
Alliance: Alliance Bancorp Inc. of Pennsylvania	Reserve System
Array: Array Financial Group	Monarch: Monarch Entity Services, LLC
Arrow: Arrow Land Transfer	FHLB: Federal Home Loan Bank
ASC: Accounting standard codification	FHLMC: Federal Home Loan Mortgage Corporation
Associate: Employee	GAAP: U.S. Generally Accepted Accounting Principles
ASU: Accounting standard update	GNMA: Government National Mortgage Association
BCBS: Basel Committee on Banking Supervision	GSE: U.S. Government and government sponsored
C&I: Commercial & Industrial (loans)	enterprises
CMO: Collateralized mortgage obligation	NSFR: Net stable funding ratio
Cypress: Cypress Capital Management, LLC	MBS: Mortgage-backed securities
Dodd-Frank Act: Dodd-Frank Wall Street Reform	OCC: Office of the Comptroller of the Currency
and Consumer Protection Act of 2010	OREO: Other real estate owned
DTA: Deferred tax asset	OTTI: Other-than-temporary impairment
Exchange Act: Securities Exchange Act of 1934

Overview

Founded in 1832, the Bank is the seventh oldest bank continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with customer deposits and borrowings. In addition, we offer a variety of wealth management and trust services to personal and corporate customers through our Wealth Management segment. The FDIC insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 55 offices located in Delaware (44), Pennsylvania (9), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this quarterly report.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2015

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendment in this update eliminates the requirement for an acquirer to adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. This ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The adoption of this accounting guidance does not have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

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

Accounting Guidance Pending Adoption at September 30, 2015

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

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-9 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014-09 by one year to financial statements issued for fiscal years beginning after December 16, 2016. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

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

2. BUSINESS COMBINATIONS

Alliance Bancorp, Inc. of Pennsylvania

On October 9, 2015 we completed the acquisition of Alliance and its wholly owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At that time Alliance merged into the Company and Alliance Bank merged into WSFS Bank. For additional information see Note 16. Subsequent Events.

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

In connection with the merger, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed, as of the date of acquisition, are summarized in the following table:

(In Thousands)	Fair Value
Consideration Paid:
Common shares issued (1,357,983)	$32,908
Cash paid to FNBW stockholders	32,028

Value of consideration	64,936
Assets acquired:
Cash and due from banks	40,605
Investment securities	41,822
Loans	175,895
Premises and equipment	1,611
Deferred income taxes	3,216
Bank owned life insurance	12,576
Core deposit intangible	3,240
Other real estate owned	1,593
Other assets	4,659

Total assets	285,217
Liabilities assumed:
Deposits	228,844
FHLB advances	5,052
Other liabilities	2,891

Total liabilities	236,787
Net assets acquired:	48,430

Goodwill resulting from acquisition of FNBW	$16,506

The following table details the changes to goodwill in 2015:

(In Thousands)	Fair Value
Goodwill resulting from the acquisition of FNBW reported as of December 31, 2014	$16,370
Effects of adjustments to:
Assets	236
Liabilities	(100)
Final purchase price	—

Adjusted goodwill resulting from the acquisition of FNBW as of September 30, 2015	$16,506

The adjustments made to goodwill during the first nine months of 2015, reflect a change in the fair value of the loans acquired, accrued expenses, bank owned life insurance, computer equipment, deferred federal income taxes, and OREO properties during the measurement period. The fair value of acquired assets and liabilities is now considered final.

Direct costs related to the acquisition were expensed as incurred. During the three and nine months ended September 30, 2015, the Company incurred $12,000 and $109,000 in merger expenses related to FNBW compared to $2.5 million and $2.9 million for the three and nine months ended September 30, 2014.

3. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2015	2014	2015	2014
Numerator:
Net income	$14,426	$11,413	$39,549	$41,049

Denominator:
Weighted average basic shares	27,721	27,182	28,035	26,882

Dilutive potential common shares	511	744	468	710

Weighted average fully diluted shares	28,232	27,926	28,503	27,592

Earnings per share:
Basic	$0.52	$0.42	$1.41	$1.53

Diluted	$0.51	$0.41	$1.39	$1.49

Outstanding common stock equivalents having no dilutive effect	83	131	184	131

4. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our investment securities classified as available-for-sale and held-to-maturity. None of our investment securities are classified as trading.

(In Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities:
September 30, 2015
GSE	$31,044	$64	$1	$31,107
CMO	251,729	2,538	600	253,667
FNMA MBS	296,373	3,838	439	299,772
FHLMC MBS	109,327	1,271	124	110,474
GNMA MBS	60,930	834	53	61,711

	$749,403	$8,545	$1,217	$756,731

December 31, 2014
GSE	$30,020	$14	$74	$29,960
CMO	193,672	874	1,614	192,932
FNMA MBS	291,606	2,053	1,106	292,553
FHLMC MBS	146,742	672	532	146,882
GNMA MBS	77,364	701	268	77,797

	$739,404	$4,314	$3,594	$740,124

(In Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held-to-Maturity Securities (a)
September 30, 2015
State and political subdivisions	$138,060	$670	$592	$138,138

December 31, 2014
State and political subdivisions	$126,168	$3	$—	$126,171

(a)	Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $3.1 million and $3.6 million at September 30, 2015 and December 31, 2014, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The scheduled maturities of investment securities available-for-sale and held-to-maturity at September 30, 2015 and December 31, 2014 are presented in the table below:

	Available-for-Sale
(In Thousands) September 30, 2015	Amortized Cost	Fair Value
Within one year	$3,995	$4,000
After one year but within five years	30,032	30,112
After five years but within ten years	192,473	194,009
After ten years	522,903	528,610

	$749,403	$756,731

December 31, 2014
Within one year	$10,000	$10,014
After one year but within five years	20,020	19,946
After five years but within ten years	134,453	133,395
After ten years	574,931	576,769

	$739,404	$740,124

	Held-to-Maturity
(In Thousands) September 30, 2015	Amortized Cost	Fair Value
Within one year	$1,712	$1,714
After one year but within five years	3,925	3,913
After five years but within ten years	7,964	8,053
After ten years	124,459	124,458

	$138,060	$138,138

December 31, 2014
Within one year	$3,608	$3,608
After one year but within five years	6,217	6,217
After five years but within ten years	9,733	9,736
After ten years	106,610	106,610

	$126,168	$126,171

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers have the right to call or prepay obligations with or without a prepayment penalty.

Investment securities with fair market values aggregating $435.0 million and $470.4 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of September 30, 2015 and December 31, 2014, respectively.

During the first nine months of 2015 and 2014, we sold $117.3 million and $170.4 million of investment securities categorized as available-for-sale, for a gain of $1.0 million and $979,000, respectively. We incurred $1,000 in losses from sales during the first nine months of 2015. Sales resulted in no losses during the first nine months of 2014.

As of September 30, 2015 and December 31, 2014, our investment securities portfolio had remaining unamortized premiums of $19.6 million and $22.4 million and unaccreted discounts of $234,000 and $188,000, respectively.

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(In Thousands) September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
GSE	$3,013	$1	$—	$—	$3,013	$1
CMO	27,739	218	27,740	382	55,479	600
FNMA MBS	53,423	439	—	—	53,423	439
FHLMC MBS	4,814	3	4,149	121	8,963	124
GNMA MBS	1,943	1	2,409	52	4,352	53
State and political subdivisions	69,695	592	—	—	69,695	592

Total temporarily impaired investments	$160,627	$1,254	$34,298	$555	$194,925	$1,809

December 31, 2014
GSE	$19,945	$74	$—	$—	$19,945	$74
CMO	15,492	108	61,630	1,506	77,122	1,614
FNMA MBS	—	—	103,207	1,106	103,207	1,106
FHLMC MBS	23,901	54	58,267	478	82,168	532
GNMA MBS	—	—	48,312	268	48,312	268

Total temporarily impaired investments	$59,338	$236	$271,416	$3,358	$330,754	$3,594

There were no held-to-maturity investment securities in an unrealized loss position as of December 31, 2014.

At September 30, 2015, we owned investment securities totaling $194.9 million in which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $1.8 million at September 30, 2015. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

All securities, with the exception of two, were AA-rated or better at the time of purchase and remained investment grade at September 30, 2015. All securities were evaluated for OTTI at September 30, 2015 and December 31, 2014. The result of this evaluation showed no OTTI as of September 30, 2015 or December 31, 2014. The estimated weighted average duration of MBS was 4.3 years at September 30, 2015.

5. LOANS

The following details our loan portfolio by category:

	September 30, 2015	December 31, 2014
(In Thousands)
Commercial and industrial	$938,060	$920,072
Owner occupied commercial	811,548	788,598
Commercial mortgages	874,316	805,459
Construction	203,161	142,497
Residential	199,696	218,329
Consumer	341,210	327,543

	$3,367,991	$3,202,498
Less:
Deferred fees, net	$7,559	$6,420
Allowance for loan losses	36,412	39,426

Net loans	$3,324,020	$3,156,652

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

The following is the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the company applies ASC 310-30 as of September 30, 2015:

(In Thousands)	September 30, 2015
Outstanding principal balance	$18,546
Carrying amount	12,767
Allowance for loan losses	436

The following table presents the changes in accretable yield on the acquired credit impaired loans for the following nine month period:

(In Thousands)	January 1 through September 30, 2015
Balance at beginning of period	$1,498
Accretion	(822)
Reclassification from nonaccretable difference	1,827
Additions/adjustments	(363)

Balance at the end of the period	$2,140

6. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance when such losses are realized. We established our allowance for loan losses in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102 (SAB 102) and FASB ASC 450, Contingencies (ASC 450). When we have reason to believe it is probable that we will not be able to collect all contractually due amounts of principal and interest, loans are evaluated for impairment on an individual basis and a specific allocation of the allowance is assigned in accordance with ASC 310-10. We also maintain an allowance for loan losses on acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios. The following are included in our allowance for loan losses:

•	Specific reserves for impaired loans

•	An allowance for each pool of homogenous loans based on historical loss experience

•	Adjustments for qualitative and environmental factors allocated to pools of homogenous loans

•	Allowance for model estimation and complexity risk

When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, if necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the nine months ended September 30, 2015, net charge-offs totaled $9.0 million or 0.27% of average loans, compared to $4.7 million, or 0.21% of average loans annualized, during the nine months ended September 30, 2014. A significant portion of the net charge-offs in 2015 was the result of one $9.1 million substandard C&I relationship previously classified as an accruing TDR that was placed in nonaccrual status during the second quarter of 2015. This relationship included a net charge-off of $5.7 million during the nine months ending September 30, 2015.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled into the following segments: commercial, owner-occupied, commercial real estate and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. During the nine months ended September 30, 2015, we increased the look-back period to 19 quarters from the 16 quarters used at December 31, 2014 and prior periods. This change in the look-back period resulted in an increase of $1.3 million to the total allowance at September 30, 2015.

Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 19 quarter look-back period.

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

The above factors are based on their relative standing compared to the period in which historic losses are used in core reserve estimates and current directional trends. Qualitative factors in our model can add or subtract to core reserves. Continued economic improvement and continued refinement of the quantitative model have driven an overall reduction in qualitative factors during the period.

The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be 8 quarters as of September 30, 2015. Further, our residential mortgage and consumer LEP remained at four quarters as of September 30, 2015. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP by commercial and retail portfolios at least annually.

The final component of the allowance is a reserve for model estimation and complexity risk. The calculation of this reserve is generally quantitative; however, qualitative estimates of valuations and risk assessment, and methodology judgments are necessary. We review the qualitative estimates of valuation factors quarterly and management uses its judgment to make adjustments based on current trends. The model complexity risk factor remained at 3 basis points of total loans for September 30, 2015.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.

The following tables provide the activity of our allowance for loan losses and loan balances for three and nine months ended September 30, 2015:

(In Thousands)	Commercial	Owner- Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Three months ended September 30, 2015
Allowance for loan losses
Beginning balance	$14,512	$6,733	$6,831	$3,313	$2,709	$5,788	$959	$40,845
Charge-offs	(4,147)	(26)	(804)	—	(130)	(1,499)	—	(6,606)
Recoveries	84	40	14	19	158	405	—	720
Provision (credit)	303	(62)	231	306	(362)	1,086	11	1,513
Provision for acquired loans	—	—	(71)	104	(92)	(1)	—	(60)

Ending balance	$10,752	$6,685	$6,201	$3,742	$2,283	$5,779	$970	$36,412

Nine months ended September 30, 2015
Allowance for loan losses
Beginning balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426
Charge-offs	(6,184)	(623)	(808)	—	(397)	(2,570)	—	(10,582)
Recoveries	198	62	83	179	195	839	—	1,556
Provision (credit)	3,485	574	(508)	863	50	1,460	(550)	$5,374
Provision for acquired loans	416	29	168	104	(88)	9	—	638

Ending balance	$10,752	$6,685	$6,201	$3,742	$2,283	$5,779	$970	$36,412

Period-end allowance allocated to:
Loans individually evaluated for impairment	$993	$—	$241	$214	$934	$202	$—	$2,584
Loans collectively evaluated for impairment	9,406	6,657	5,907	3,527	1,348	5,577	970	33,392
Acquired loans evaluated for impairment	353	28	53	1	1	—	—	436

Ending balance	$10,752	$6,685	$6,201	$3,742	$2,283	$5,779	$970	$36,412

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$5,775	$1,170	$6,805	$1,419	$14,613	$7,749	$—	$37,531 (2)
Loans collectively evaluated for impairment	900,660	770,246	836,556	190,925	169,566	327,524	—	3,195,477
Acquired nonimpaired loans	28,998	37,937	25,555	8,223	15,137	5,930	—	121,780
Acquired impaired loans	2,627	2,195	5,400	2,594	380	7	—	13,203

Ending balance	$938,060	$811,548	$874,316	$203,161	$199,696	$341,210	$—	$3,367,991 (3)

The following table provides the activity of the allowance for loan losses and loan balances for the three and nine months ended September 30, 2014:

(In Thousands)	Commercial	Owner Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Three months ended September 30, 2014
Allowance for loan losses
Beginning balance	$13,346	$7,986	$7,617	$2,319	$2,759	$6,299	$1,055	$41,381
Charge-offs	(1,840)	(272)	(101)	—	(147)	(372)	—	(2,732)
Recoveries	66	77	4	8	86	261	—	502
Provision (credit)	1,833	454	(1,097)	(897)	(6)	56	(10)	333

Ending balance	$13,405	$8,245	$6,423	$1,430	$2,692	$6,244	$1,045	$39,484

Nine months ended September 30, 2014
Allowance for loan losses
Beginning balance	$12,751	$7,638	$6,932	$3,326	$3,078	$6,494	$1,025	$41,244
Charge-offs	(3,335)	(593)	(261)	(88)	(674)	(2,095)	—	(7,046)
Recoveries	873	244	43	192	129	792	—	2,273
Provision (credit)	3,116	956	(291)	(2,000)	159	1,053	20	3,013

Ending balance	$13,405	$8,245	$6,423	$1,430	$2,692	$6,244	$1,045	$39,484

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,573	$993	$240	$—	$850	$211	$—	$3,867
Loans collectively evaluated for impairment	11,832	7,252	6,183	1,430	1,842	6,033	1,045	35,617

Ending balance	$13,405	$8,245	$6,423	$1,430	$2,692	$6,244	$1,045	$39,484

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$3,683	$3,390	$8,760	$1,419	$16,807	$6,610	$—	$40,669	(2)
Loans collectively evaluated for impairment	839,753	760,680	737,394	131,996	193,792	309,478	—	2,973,093
Acquired nonimpaired loans	35,300	41,858	41,071	10,666	18,105	9,671	—	156,671
Acquired impaired loans	3,534	2,329	6,687	4,135	517	27	—	17,229

Ending balance	$882,270	$808,257	$793,912	$148,216	$229,221	$325,786	$—	$3,187,662	(3)

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $13.6 million and $11.8 million for the periods ending September 30, 2015 and 2014, respectively. Accruing troubled debt restructured loans are considered impaired loans.
(3)	Ending loan balances do not include deferred costs.

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

The following tables show our nonaccrual and past due loans at the dates indicated:

September 30, 2015 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$587	$—	$—	$587	$929,432	$2,627	$5,414	$938,060
Owner-Occupied commercial	1,300	—	—	1,300	806,883	2,195	1,170	811,548
Commercial mortgages	—	—	—	—	862,196	5,400	6,720	874,316
Construction	—	—	—	—	200,567	2,594	—	203,161
Residential	4,436	1,081	423	5,940	186,788	380	6,588	199,696
Consumer	1,034	245	495	1,774	335,405	7	4,024	341,210

Total (1)	$7,357	$1,326	$918	$9,601	$3,321,271	$13,203	$23,916	$3,367,991

% of Total Loans	0.22%	0.04%	0.03%	0.29%	98.61%	0.39%	0.71%	100%

(1)	The balances of above include $121.8 million of acquired nonimpaired loans.

December 31, 2014 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$715	$—	$—	$715	$913,382	$3,269	$2,706	$920,072

Owner-occupied commercial	393	—	—	393	783,466	2,264	2,475	788,598
Commercial mortgages	203	—	—	203	791,035	5,976	8,245	805,459
Construction	—	—	—	—	138,634	3,863	—	142,497
Residential	3,879	604	—	4,483	206,266	512	7,068	218,329
Consumer	1,241	342	4	1,587	322,390	9	3,557	327,543

Total (1)	$6,431	$946	$4	$7,381	$3,155,173	$15,893	$24,051	$3,202,498

% of Total Loans	0.20%	0.03%	0.00%	0.23%	98.52%	0.50%	0.75%	100%

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

The following tables provide an analysis of our impaired loans at September 30, 2015 and December 31, 2014:

September 30, 2015 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$6,138	$3,783	$2,355	$1,346	$12,836	$8,900
Owner-occupied commercial	2,090	1,170	920	28	2,468	2,364
Commercial mortgages	7,896	3,524	4,372	294	11,269	8,361
Construction	1,492	—	1,492	215	1,520	1,448
Residential	14,711	8,185	6,526	935	17,187	15,483
Consumer	7,749	6,575	1,174	202	9,290	6,590

Total (2)	$40,076	$23,237	$16,839	$3,020	$54,570	$43,146

December 31, 2014 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$12,381	$580	$11,801	$3,034	$20,924	$5,952
Owner-occupied commercial	2,474	1,865	609	609	3,708	4,461
Commercial mortgages	8,335	4,732	3,603	319	14,383	11,005
Construction	1,419	—	1,419	334	1,419	1,013
Residential	15,666	7,068	8,598	790	18,967	17,296
Consumer	6,376	3,557	2,819	231	7,162	5,902

Total	$46,651	$17,802	$28,849	$5,317	$66,563	$45,629

(1)	Reflects loan balances at or written down to their remaining book balance.
(2)	The above includes acquired impaired loans totaling $2.5 million in the ending loan balance and $3.3 million in the contractual principal balance.

Interest income of $372,000 and $1.3 million was recognized on impaired loans during the three and nine months ended September 30, 2015, respectively. Interest income of $401,000 and $1.1 million was recognized on impaired loans during the three and nine months ended September 30, 2014.

As of September 30, 2015, there were 37 residential loans and 13 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $4.3 million and $2.2 million, respectively. As of December 31, 2014, there were 36 residential loans and 12 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $4.4 million and $1.1 million, respectively.

Reserves on Acquired Nonimpaired Loans

In accordance with FASB ASC 310, loans acquired by the Bank through its merger with FNBW are required to be reflected on the balance sheet at their fair values on the date of acquisition as opposed to their contractual values. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date the Bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

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

The tables below provide information about the credit quality of loans in our commercial and residential and consumer portfolios.

Commercial Credit Exposure

(In Thousands)	Commercial		Owner-Occupied Commercial		Commercial Mortgages		Construction		Total Commercial(1)
									September 30,		Dec. 31,
	Sept. 30,	Dec. 31	Sept. 30,	Dec. 31	Sept. 30,	Dec. 31	Sept. 30,	Dec. 31	2015		2014
	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%	Amount	%
Risk Rating:
Special mention	$13,759	$4,744	$16,048	$6,989	$10,239	$9,065	$—	$—	$40,046		$20,798
Substandard:
Accrual	36,048	42,377	14,348	14,436	1,252	9,167	8,194	1,085	59,842		67,065
Nonaccrual	4,426	1,225	1,170	1,865	6,479	7,927	—		12,075		11,017
Doubtful	988	3,034	—	609	241	319	—	334	1,229		4,296

Total Special and Substandard	55,221	51,380	31,566	23,899	18,211	26,478	8,194	1,419	113,192	4%	103,176	4%
Acquired impaired	2,627	3,269	2,195	2,264	5,400	5,976	2,594	3,863	12,816	0	15,372	—
Pass	880,212	865,423	777,787	762,435	850,705	773,005	192,373	137,215	2,701,077	96	2,538,078	96

Total	$938,060	$920,072	$811,548	$788,598	$874,316	$805,459	$203,161	$142,497	$2,827,085	100%	$2,656,626	100%

(1)	Table includes $100.7 million and $119.8 million of acquired nonimpaired loans as of September 30, 2015 and December 31, 2014, respectively.

Residential and Consumer Credit Exposure

(In Thousands)	Residential		Consumer		Total Residential and Consumer(2)
	Sept. 30,	Dec. 31	Sept. 30,	Dec. 31	30-Sep-15		Dec. 31, 2014
	2015	2014	2015	2014	Amount	Percent	Amount	Percent
Nonperforming(1)	$14,613	$15,666	$7,749	$6,376	$22,362	4%	$22,042	4%

Acquired impaired loans	380	512	7	9	387	—	521	—
Performing	184,703	202,151	333,454	321,158	518,157	96	523,309	96

Total	$199,696	$218,329	$341,210	$327,543	$540,906	100%	$545,872	100%

(1)	Includes $11.8 million as of September 30, 2015 and $11.4 million as of December 31, 2014 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.
(2)	Total includes $21.1 million and $26.0 million in acquired nonimpaired loans as of September 30, 2015 and December 31, 2014, respectively.

Troubled Debt Restructurings (TDR)

TDRs are recorded in accordance with FASB ASC 310-40, Troubled Debt Restructuring by Creditors (ASC 310-40). The balance of TDRs at September 30, 2015 and December 31, 2014 was $32.5 million and $36.2 million, respectively. The balance at September 30, 2015 included approximately $18.9 million of TDRs in nonaccrual status and $13.6 million of TDRs in accrual status compared to $13.6 million in nonaccrual status and $22.6 million in accrual status at December 31, 2014. Approximately $2.3 million and $4.2 million in related reserves have been established for these loans at September 30, 2015 and December 31, 2014, respectively.

During the nine months ended September 30, 2015, the terms of 23 loans were modified in TDRs. Sixteen modifications were for consumer loans in which seven had their maturity dates extended, six were discharged bankruptcies, one was a rate concession and two were HELOC conversions. Six were residential mortgages in which three were discharged bankruptcies, two were maturity date extensions and one was a forbearance agreement. One commercial loan received a maturity date extension. Our concessions on restructured loans typically consist of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months and payment is reasonably assured.

The following table presents loans identified as TDRs during the three and nine months ended September 30, 2015 and 2014.

(In Thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Commercial	$—	$88	$—	$209
Owner Occupied Commercial	—	—	577	—
Commercial mortgages	—	3,430	—	3,430
Construction	—	1,419	—	1,419
Residential	38	72	447	1,916
Consumer	643	1,097	1,306	1,612

Total	$681	$6,106	$2,330	$8,586

During the nine months ended September 30, 2015, the TDRs set forth in the table above increased our allowance $23,000 through the allocation of a related reserve, and resulted in charge-offs of $69,000 compared to an increase in our allowance of $395,000 and charge-offs of $49,000 for the same period of 2014.

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

Our investment in reverse mortgages totaled $24.5 million at September 30, 2015. The portfolio consists of 97 loans with an average borrowers’ age of 94 years old and there is currently significant overcollateralization in the portfolio, as the realizable collateral value (the lower of collectible principal and interest, or appraised value and annual broker price opinion of the home) of $47.1 million exceeds the outstanding book balance at September 30, 2015. Broker price opinions are updated at least annually. Additional broker price opinions are obtained when our quarterly review indicates that a home’s value has increased or decreased by at least 50% during any given period.

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

To determine the carrying value of these reverse mortgages as of September 30, 2015, we used the proprietary model described above and actual cash flow information to estimate future cash flows. There are three main drivers of cash flows; 1) move-out rates, 2) house price appreciation (HPA) forecasts, and 3) internal rate of return.

1)	Move-out rates – We used the actuarial estimates of contract termination provided in the United States Mortality Rates Period Life Table, 2010, published by the Office of the Actuary - Social Security in 2014, adjusted for expected prepayments and relocations which we adopted during 2014.

2)	House Price Appreciation – We utilize house price forecasts from various market sources. Based on this information, we forecasted a 2.5% increase in housing prices during 2015 and a 2.0% increase in the following year and thereafter. We believe this forecast continues to be appropriate given the nature of reverse mortgage collateral and historical under-performance to the broad housing market. Annually, during the fourth quarter, current collateral values are updated through broker price opinions.

3)	Internal Rate of Return – As of September 30, 2015, the internal rate of return (IRR) of 18.58% was the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated.

As of September 30, 2015, the Company’s actuarially estimated cash payments to reverse mortgagors are as follows:

(In Thousands)
Year Ending
Remaining in 2015	$152
2016	538
2017	429
2018	338
2019	264
Years 2020 - 2024	624
Years 2025 - 2029	131
Years 2030 - 2034	21
Thereafter	2

Total (1)	$2,499

(1)	This table does not take into consideration cash inflow including payments from mortgagors or payoffs based on contractual terms.

The amount of the contract value that would be forfeited if we were not to make cash payments to reverse mortgagors in the future is $5.2 million.

The future cash flows depend on the HPA assumptions. If the future changes in collateral value were assumed to be zero, income would decrease by $685,000 for the quarter ended September 30, 2015 with an IRR of 17.52%. If the future changes in collateral value were assumed to be reduced by 1%, income would decrease by $315,000 with an IRR of 18.09%.

The net present value of the projected cash flows depends on the IRR used. If the IRR increased by 1%, the net present value would increase by $769,000. If the IRR decreased by 1%, the net present value would decrease by $752,000.

8. GOODWILL AND INTANGIBLES

In accordance with FASB ASC 805, Business Combinations (ASC 805) and FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.

During the nine months ended September 30, 2015, we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

			Trust &
	WSFS	Cash	Wealth	Consolidated
(In Thousands)	Bank	Connect	Management	Company
December 31, 2014	$43,517	$—	$5,134	$48,651
Changes in goodwill	136	—	—	136

September 30, 2015	$43,653	$—	$5,134	$48,787

ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes intangible assets:

	Gross		Net
(In Thousands)	Intangible	Accumulated	Intangible
September 30, 2015	Assets	Amortization	Assets
Core deposits	$7,610	$(4,170)	$3,440
CB&T intangibles	3,142	(1,133)	2,009
Array and Arrow intangibles	2,353	(759)	1,594
Mortgage servicing rights	1,422	(913)	509

Total intangible assets	$14,527	$(6,975)	$7,552

December 31, 2014
Core deposits	$7,610	$(3,321)	$4,289
CB&T intangibles	3,142	(985)	2,157
Array and Arrow intangibles	2,353	(497)	1,856
Mortgage servicing rights	1,455	(815)	640

Total intangible assets	$14,560	$(5,618)	$8,942

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits, straight-line or accelerated methods of amortization. During the nine months ended September 30, 2015, we recognized amortization expense on other intangible assets of $1.3 million.

The following presents the estimated amortization expense of intangibles:

Amortization
(In Thousands)	of Intangibles
Remaining in 2015	$430
2016	1,434
2017	1,217
2018	1,137
2019	962
Thereafter	2,372

Total	$7,552

9. ASSOCIATE BENEFIT PLANS

Postretirement Benefits

We share certain costs of providing health and life insurance benefits to eligible retired Associates and their eligible dependents. Previously, all Associates were eligible for these benefits if they reached normal retirement age while working for us. Effective March 31, 2014, we changed the eligibility of this plan to include only those Associates who have achieved ten years of service with us as of March 31, 2014. As of December 31, 2014, we began to use the mortality table issued by the Office of the Actuary of the United States Bureau of Census in October 2014 in our calculation.

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

The following are disclosures of the net periodic benefit cost components of postretirement benefits measured at January 1, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
(In Thousands)	2015	2014	2015	2014
Service cost	$15	$49	$44	$147
Interest cost	22	48	66	146
Prior service cost amortization	(19)	(14)	(57)	(44)
Net (gain) loss recognition	(5)	22	(15)	66

Net periodic benefit cost	$13	$105	$38	$315

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

There were no unrecognized tax benefits as of September 30, 2015. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2012 through 2014 tax years are subject to examination as of September 30, 2015. No state income tax return examinations are currently in process. We do not expect to record or realize any material unrecognized tax benefits during 2015.

As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $477,000 and $1.4 million of such amortization has been reflected as income tax expense for the three and nine months ended September 30, 2015, respectively, compared to $294,000 and $881,000 for the same periods in 2014.

The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the nine months ended September 30, 2015 were $1.5 million, $1.4 million and $223,000, respectively. The carrying value of the investment in affordable housing credits is $11.4 million at September 30, 2015, compared to $13.0 million at December 31, 2014.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2015 is set forth in the following table:

(In Thousands)	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
Description	(Level 1)	(Level 2)	(Level 3)	Value
Assets measured at fair value on a recurring basis
Collateralized mortgage obligations	$—	$253,667	$—	$253,667
FNMA	—	299,772	—	299,772
FHLMC	—	110,474	—	110,474
GNMA	—	61,711	—	61,711
U.S. Government and agencies	—	31,107	—	31,107

Total assets measured at fair value on a recurring basis	$—	$756,731	$—	$756,731

Assets measured at fair value on a nonrecurring basis
Other real estate owned	$—	$—	$3,299	$3,299
Loans held-for-sale	—	33,979	—	33,979
Impaired loans (collateral dependent)	—	—	37,056	37,056

Total assets measured at fair value on a nonrecurring basis	$—	$33,979	$40,355	$74,334

There were no material liabilities measured at fair value as of September 30, 2015.

The table below presents the balances of assets measured at fair value as of December 31, 2014:

(In Thousands)	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets measured at fair value on a recurring basis
Available-for-sale securities:
Collateralized mortgage obligations	$—	$192,932	$—	$192,932
FNMA	—	292,553	—	292,553
FHLMC	—	146,882	—	146,882
GNMA	—	77,797	—	77,797
U.S. Government and agencies		29,960	—	29,960

Total assets measured at fair value on a recurring basis	$—	$740,124	$—	$740,124
Assets measured at fair value on a nonrecurring basis
Other real estate owned	$—	$—	$5,734	$5,734
Loans held-for sale	—	28,508	—	28,508
Impaired loans	—	—	41,334	41,334

Total assets measured at fair value on a nonrecurring basis	$—	$28,508	$47,068	$75,576

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

Available-for-sale securities

As of September 30, 2015 securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $31.1 million in Federal Agency debentures, and $725.6 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Loans held-for-sale

During 2014 we elected to record loans held-for-sale at their fair value. The fair value of our loans held-for-sale is based upon estimates using Level 2 inputs. These inputs are based upon pricing information obtained from secondary markets and brokers and applied to loans with similar interest rates and maturities.

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

Impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans has a gross amount of $40.1 million and $46.7 million at September 30, 2015 and December 31, 2014, respectively. The valuation allowance on impaired loans was $3.0 million as of September 30, 2015 and $5.3 million as of December 31, 2014.

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

While only current owners of Class B shares are allowed to purchase other Class B shares, there have been several transactions between Class B shareholders. Based on these transactions we estimate the value of our Class B shares to be $5.8 million as of September 30, 2015.

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

The book value and estimated fair value of our financial instruments are as follows:

(In Thousands)	Fair Value	September 30, 2015		December 31, 2014
	Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$529,037	529,037	$508,039	$508,039
Investment securities available-for-sale	See previous table	756,731	756,731	740,124	740,124
Investment securities held-to-maturity	Level 2	138,060	138,138	126,168	126,171
Loans, held-for-sale	See previous table	33,979	33,979	28,508	28,508
Loans, net	Level 2	3,324,020	3,281,986	3,156,652	3,121,855
Reverse mortgage loans	Level 3	24,476	24,476	29,298	29,298
Stock in FHLB of Pittsburgh	Level 2	27,943	27,943	23,278	23,278
Accrued interest receivable	Level 2	11,770	11,770	11,782	11,782
Other assets	Level 3	—	5,837	—	4,837
Financial liabilities:
Deposits	Level 2	3,644,602	3,464,311	3,649,235	3,461,218
Borrowed funds	Level 2	868,379	871,082	667,775	672,850
Standby letters of credit	Level 3	191	191	151	151
Accrued interest payable	Level 2	1,760	1,760	1,004	1,004

At September 30, 2015 and December 31, 2014 we had no commitments to extend credit measured at fair value.

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

The WSFS Bank segment provides financial products to commercial and retail customers through its 55 offices located in Delaware (44), Pennsylvania (9) Virginia (1) and Nevada (1). Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Because of these and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment in accordance with ASC 280.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through four business lines. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor with approximately $615 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and providing for current income. Christiana Trust, with $8.75 billion in assets under management and administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

For the three months ended September 30, 2015: (In Thousands)
	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$42,873	$—	$1,984	$44,857
Noninterest income	8,944	7,138	5,583	21,665

Total external customer revenues	51,817	7,138	7,567	66,522

Inter-segment revenues:
Interest income	879	—	1,697	2,576
Noninterest income	2,028	219	26	2,273

Total inter-segment revenues	2,907	219	1,723	4,849

Total revenue	54,724	7,357	9,290	71,371

External customer expenses:
Interest expense	3,688	—	172	3,860
Noninterest expenses	30,066	4,255	4,384	38,705
Provision for loan losses	1,345	—	108	1,453

Total external customer expenses	35,099	4,255	4,664	44,018

Inter-segment expenses:
Interest expense	1,697	394	485	2,576
Noninterest expenses	245	624	1,404	2,273

Total inter-segment expenses	1,942	1,018	1,889	4,849

Total expenses	37,041	5,273	6,553	48,867

Income before taxes	$17,683	$2,084	$2,737	$22,504
Income tax provision				8,078

Consolidated net income				$14,426

Capital expenditures	$3,487	$1,466	$16	$4,969

As of September 30, 2015:
Statement of Condition
Cash and cash equivalents	$78,209	$448,594	$2,234	$529,037
Goodwill	43,653	—	5,134	48,787
Other segment assets	4,305,469	—	184,649	4,490,118

Total segment assets	$4,427,331	$448,594	$192,017	$5,067,942

For the three months ended September 30, 2014: (In Thousands)
	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$38,777	$—	$2,022	$40,799
Noninterest income	9,161	6,640	4,503	20,304

Total external customer revenues	47,938	6,640	6,525	61,103

Inter-segment revenues:
Interest income	880	—	1,361	2,241
Noninterest income	1,602	204	32	1,838

Total inter-segment revenues	2,482	204	1,393	4,079

Total revenue	50,420	6,844	7,918	65,182

External customer expenses:
Interest expense	3,952	—	100	4,052
Noninterest expenses	32,033	3,993	3,137	39,163
Provision for loan losses	198	—	135	333

Total external customer expenses	36,183	3,993	3,372	43,548

Inter-segment expenses
Interest expense	1,361	360	520	2,241
Noninterest expenses	236	509	1,093	1,838

Total inter-segment expenses	1,597	869	1,613	4,079

Total expenses	37,780	4,862	4,985	47,627

Income before taxes	$12,640	$1,982	$2,933	$17,555
Income tax provision				6,142

Consolidated net income				11,413

Capital expenditures	$914	$67	$—	$981

As of December 31, 2014:
Statement of Condition
Cash and cash equivalents	$73,395	$431,527	$3,117	$508,039
Goodwill	43,517	—	5,134	48,651
Other segment assets	4,107,212	2,006	187,412	4,296,630

Total segment assets	$4,224,124	$433,533	$195,663	$4,853,320

For the nine months ended September 30, 2015: (In Thousands)
	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$124,739	$—	$6,024	$130,763
Noninterest income	27,615	20,845	16,758	65,218

Total external customer revenues	152,354	20,845	22,782	195,981

Inter-segment revenues:
Interest income	2,626	—	4,782	7,408
Noninterest income	5,810	601	73	6,484

Total inter-segment revenues	8,436	601	4,855	13,892

Total revenue	160,790	21,446	27,637	209,873

External customer expenses:
Interest expense	11,422	—	437	11,859
Noninterest expenses	91,066	12,780	12,426	116,272
Provision for loan losses	5,688	—	324	6,012

Total external customer expenses	108,176	12,780	13,187	134,143

Inter-segment expenses:
Interest expense	4,782	1,156	1,470	7,408
Noninterest expenses	674	1,882	3,928	6,484

Total inter-segment expenses	5,456	3,038	5,398	13,892

Total expenses	113,632	15,818	18,585	148,035

Income before taxes	$47,158	$5,628	$9,052	$61,838
Income tax provision				22,289

Consolidated net income				$39,549

Capital expenditures	$4,603	$4,036	$29	$8,668

As of September 30, 2015:
Statement of Condition
Cash and cash equivalents	$78,209	$448,594	$2,234	$529,037
Goodwill	43,653	—	5,134	48,787
Other segment assets	4,305,469	—	184,649	4,490,118

Total segment assets	$4,427,331	$448,594	$192,017	$5,067,942

For the nine months ended September 30, 2014: (In Thousands)
	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$112,178	$—	$5,819	$117,997
Noninterest income	26,334	18,974	12,983	58,291

Total external customer revenues	138,512	18,974	18,802	176,288

Inter-segment revenues:
Interest income	2,545	—	4,124	6,669
Noninterest income	5,041	601	85	5,727

Total inter-segment revenues	7,586	601	4,209	12,396

Total revenue	146,098	19,575	23,011	188,684

External customer expenses:
Interest expense	11,413	—	316	11,729
Noninterest expenses	87,668	11,425	9,179	108,272
Provision for loan losses	2,320	—	693	3,013

Total external customer expenses	101,401	11,425	10,188	123,014

Inter-segment expenses:
Interest expense	4,124	1,019	1,526	6,669
Noninterest expenses	686	1,688	3,353	5,727

Total inter-segment expenses	4,810	2,707	4,879	12,396

Total expenses	106,211	14,132	15,067	135,410

Income before taxes	$39,887	$5,443	$7,944	$53,274
Income tax provision				12,225

Consolidated net income				$41,049

Capital expenditures	$2,207	$156	$3	$2,366

As of December 31, 2014:
Statement of Condition
Cash and cash equivalents	$73,395	$431,527	$3,117	$508,039
Goodwill	43,517	—	5,134	48,651
Other segment assets	4,107,212	2,006	187,412	4,296,630

Total segment assets	$4,224,124	$433,533	$195,663	$4,853,320

13. INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales

Given the current interest rate environment, coupled with our desire not to hold these assets in our portfolio, we generally sell newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis, to GSEs such as FHLMC, FNMA, and the FHLB. Loans held-for-sale are reflected on our unaudited Consolidated Statements of Condition at fair value with changes in the value reflected in our unaudited Consolidated Statements of Cash Flows and Comprehensive Income. Gains and losses are recognized at the time of sale. We periodically retain the servicing rights on residential mortgage loans sold which result in monthly service fee income and are included in our intangible assets in our unaudited Consolidated Statements of Condition. Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that we intend to sell in the secondary market are accounted for as derivatives under the guidance promulgated in ASC 815, Derivatives and Hedging.

We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, first payment default by the borrower. These are customary repurchase provisions in the secondary market for conforming mortgage loan sales. These indemnifications may include our repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. We had one FNMA repurchase for the nine months ended September 30, 2015.

Swap Guarantees.

We entered into agreements with three unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. By the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions like us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives under ASC 815.

At September 30, 2015 there were 114 variable-rate swap transactions between third party financial institutions and our customers, compared to 101 at December 31, 2014. The initial notional aggregated amount was approximately $451.5 million at September 30, 2015 compared to $417.9 million at December 31, 2014. At September 30, 2015 maturities ranged from approximately two months to 10.5 years. The aggregate market value of these swaps to the customers was a liability of $21.7 million at September 30, 2015 and $16.5 million at December 31, 2014. There were no loss reserves for swap guarantees as of September 30, 2015.

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

Changes to accumulated other comprehensive income by component are shown net of taxes in the following tables for the three and nine months periods indicated:

(In Thousands)	Net change in investment securities available-for-sale	Net change in securities held-to- maturity	Net change in defined benefit plan	Total
Balance, June 30, 2015	$620	$(208)	$817	$1,229
Other comprehensive income (loss) before reclassifications	6,178	—	(15)	6,163
Less: Amounts reclassified from accumulated other comprehensive income	(47)	—	—	(47)
Amortization of unrealized gain on securities reclassified to held-to-maturity	—	(104)	—	(104)

Net current-period other comprehensive income (loss)	6,131	(104)	(15)	6,012

Balance, September 30, 2015	$6,751	$(312)	$802	$7,241

Balance, June 30, 2014	$(2,583)	$—	$(412)	$(2,995)
Other comprehensive (loss) income before reclassifications	(778)	—	5	(773)
Less: Amounts reclassified from accumulated other comprehensive loss	(23)	—	—	(23)

Net current-period other comprehensive (loss) income	(801)	—	5	(796)

Balance, September 30, 2014	$(3,384)	$—	$(407)	$(3,791)

(In Thousands)	Net change in investment securities available-for-sale	Net change in securities held-to- maturity	Net change in defined benefit plan	Total
Balance, December 31, 2014	$2,653	$—	$847	$3,500
Other comprehensive income (loss) before reclassifications	4,721	—	(45)	4,676
Less: Amounts reclassified from accumulated other comprehensive income	(623)	—	—	(623)
Amortization of unrealized gain on securities reclassified to held-to-maturity	—	(312)	—	(312)

Net current-period other comprehensive income (loss)	4,098	(312)	(45)	3,741

Balance, September 30, 2015	$6,751	$(312)	$802	$7,241

Balance, December 31, 2013	(20,822)	—	$(472)	$(21,294)
Other comprehensive income (loss) before reclassifications	18,046	—	65	18,111
Less: Amounts reclassified from accumulated other comprehensive loss	(608)	—	—	(608)

Net current-period other comprehensive income	17,438	—	65	17,503

Balance, September 30, 2014	$(3,384)	$—	$(407)	$(3,791)

The statements of operations impacted by components of other comprehensive income are presented in the table below:

(In Thousands)	Three Months Ended September 30,		Affected line item in Statements of Operations
	2015	2014
Securities available-for-sale:
Realized gains on securities transactions	$(76)	$(36)	Security gains, net
Income taxes	29	13	Income tax provision

Net of tax	$(47)	$(23)

Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(159)	$—	Interest income on investment securities
Income taxes	55	—	Income tax provision

Net of tax	$(104)	$—

Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(19)	$22
Actuarial (gains) losses	(5)	(14)

Total before tax	$(24)	$8	Salaries, benefits and other compensation
Income taxes	9	(3)	Income tax provision

Net of tax	(15)	5

Total reclassifications	$(166)	$(18)

	Nine Months Ended September 30,		Affected line item in Statements of Operations
	2015	2014
Securities available-for-sale:
Realized gains on securities transactions	$(1,004)	$(979)	Security gains, net
Income taxes	381	371	Income tax provision

Net of tax	$(623)	$(608)

Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(487)	$—	Interest income on investment securities
Income taxes	175	—	Income tax provision

Net of tax	$(312)	$—

Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(57)	$905
Transition obligation	—	245
Actuarial (gains) losses	(15)	(1,046)

Total before tax	$(72)	$104	Salaries, benefits and other compensation
Income taxes	27	(39)	Income tax provision

Net of tax	$(45)	$65

Total reclassifications	$(980)	$(543)

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

Based upon available information we believe the estimate of the aggregate range of reasonably possible losses for this legal proceeding is from approximately $0 to approximately $5.0 million at September 30, 2015. Costs of litigation were initially covered by insurance; however, such costs have now exceeded the limits of insurance coverage for this case. Cross motions for summary judgment are currently pending before the court.

Four purported shareholder derivative and class action complaints relating to the pending merger with Alliance were filed during the quarter ended June 30, 2015. These actions were consolidated under the caption In re: Alliance Bancorp, Inc. of Pennsylvania Derivative and Class Action Litigation, Court of Common Pleas of Delaware County, Pennsylvania, Consol. Action Lead Case No. 2015-3606 (Civil Div.) (the Alliance Action). The complaint named as defendants Alliance Bancorp, Inc. of Pennsylvania, its directors and certain of its officers, and the Company (the Defendants).

As previously disclosed, on June 11, 2015, solely to avoid the costs, risks and uncertainties inherent in litigation, Alliance, WSFS and the other Defendants entered into a Memorandum of Understanding (the MOU) with the plaintiffs ( the Plaintiffs) regarding the settlement of the Alliance Action. Pursuant to the MOU, Alliance filed with the SEC and made publicly available to Alliance shareholders supplemental disclosures, and the Plaintiffs agreed to release Alliance, WSFS and the other Defendants from all claims related to the Merger Agreement and the proposed merger, subject to approval of the Court of Common Pleas of Delaware County (the Court). In the MOU, the parties agreed to negotiate in good faith to prepare a stipulation of settlement to be filed with the Court and other documentation as may be required to effectuate the settlement. There can be no assurance that the parties ultimately will enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such stipulation. The proposed settlement contemplated by the MOU will become void in the event that the parties do not enter into such stipulation or the Court does not approve the settlement.

There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such other proceedings will have a material effect on the Consolidated Financial Statements.

16. SUBSEQUENT EVENTS

On October 9, 2015, the Company completed the merger of Alliance into the Company and Alliance Bank into WSFS Bank. Alliance is a locally-managed institution with eight branch locations headquartered in Broomall, PA. As of June 30, 2015, Alliance had approximately $340 million in deposits and $415 million in total assets. In accordance with the terms of the Agreement and Plan of Reorganization, dated March 2, 2015, holders of shares of Alliance common stock received, in aggregate, $26.6 million in cash and 2,459,223 shares or approximately 9% of outstanding WSFS common stock. The transaction was valued at $97.9 million based on WSFS’ October 9, 2015 closing share price of $29.01 as quoted on NASDAQ. The results of the combined entity’s operations will be included in our Consolidated Financial Statements from the date of acquisition.

The acquisition of Alliance will be accounted for as a business combination using the acquisition method of accounting, which includes estimating the fair value of assets acquired, liabilities assumed and consideration paid as of the acquisition date. These preliminary estimates will be completed during the fourth quarter of 2015 and will be subject to adjustments during the up to one year measurement period after the acquisition.

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

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $2.8 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering a high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of September 30, 2015, we service our customers primarily from our 55 offices located in Delaware (44), Pennsylvania (9), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches and mortgage and title services through those branches and through Pennsylvania-based Array and Arrow. Array is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions, and the related entity, Arrow, is an abstract and title company.

On October 9, 2015, we completed the acquisition of Alliance, the parent company of Alliance Bank. We expect this acquisition to build our market share, expand our customer base and enhance our fee income. Additional information regarding the acquisition can be found in Note 16. Subsequent Events.

Our Cash Connect segment is a premier provider of ATM Vault Cash and related services in the United States. It manages $553 million in vault cash in over 16,000 ATMs nationwide and provides related services such as, online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing and equipment sales. Cash Connect also operates 452 ATMs for the Bank, which has the largest branded ATM network in Delaware.

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

The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress is a registered investment advisor with approximately $615 million in assets under management. Cypress’ primary market segment is high net worth individuals and offers a ‘balanced’ investment style focused on preservation of capital and providing for current income. Christiana Trust, with $8.75 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

The Company has two consolidated subsidiaries, WSFS Bank and Cypress, and one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has three wholly-owned subsidiaries, WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, those related to difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the market areas in which the Company operates and in which its loans are concentrated, including the effects of declines in housing markets, an increase in unemployment levels and slowdowns in economic growth; the Company’s level of nonperforming assets and the costs associated with resolving any problem loans including litigation and other costs; changes in market interest rates may increase funding costs and reduce earning asset yields thus reducing margin; the impact of changes in interest rates and the credit quality and strength of underlying collateral and the effect of such changes on the market value of the Company’s investment securities portfolio; the credit risk associated with the substantial amount of commercial real estate, construction and land development, and commercial and industrial loans in our loan portfolio; the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations including the changes in regulations affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations being issued in accordance with this statute and potential expenses associated with complying with such regulations; possible additional loan losses and impairment of the collectability of loans; the Company’s ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate liquidity internally or raise capital on favorable terms; possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations; any impairment of the Company’s goodwill or other intangible assets; failure of the financial and operational controls of the Company’s Cash Connect division; conditions in the financial markets that may limit the Company’s access to additional funding to meet its liquidity needs; the success of the Company’s growth plans, including the successful integration of past and future acquisitions; negative perceptions or publicity with respect to the Company’s trust and wealth management business; system failure or cybersecurity breaches of the Company’s network security; the Company’s ability to recruit and retain key employees; the effects of problems encountered by other financial institutions that adversely affect the Company or the banking industry generally; the effects of weather and natural disasters such as floods, droughts, wind, tornadoes and hurricanes as well as effects from geopolitical instability and man-made disasters including terrorist attacks; possible changes in the speed of loan prepayments by the Company’s customers and loan origination or sales volumes; possible acceleration of prepayments of mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on prepayments on mortgage-backed securities due to low interest rates; regulatory limits on the Company’s ability to receive dividends from its subsidiaries and pay dividends to its shareholders; the effects of any reputational, credit, interest rate, market, operational, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above; and the costs associated with resolving any problem loans, litigation and other risks and uncertainties, discussed in the Company’s Form 10-K for the year ended December 31, 2014 and other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward looking statements are as of the date they are made, and the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $214.6 million, or 4%, to $5.07 billion during the nine months ended September 30, 2015. Included in this increase was a $167.4 million, or 5%, increase in net loans and a $28.5 million, or 3%, increase in investment securities.

Total liabilities increased $198.1 million, or 5%, to $4.56 billion during the nine months ended September 30, 2015. This increase was primarily the result of an increase in Federal Home Loans Bank advances of $237.1 million, or 58%. Partially offsetting this increase was a $41.3 million decrease in total customer deposits primarily as a result of allowing older, higher-rate CDs to run-off as a part of continued net interest margin management.

Capital Resources

In the third quarter of 2015, WSFS repurchased 561,914 shares of common stock at an average price of $27.75, effectively completing our 5% buyback program approved by the Board of Directors in the third quarter of 2014.

On October 29, 2015, the Board of Directors approved a new share buyback program of up to an additional 5% of common stock outstanding. At that time, the Board of Directors also approved a 20% increase in our quarterly cash dividend to $0.06 per share.

During the first quarter of 2015, the WSFS Board of Directors declared a three-for-one stock split of our common stock in the form of a stock dividend. On May 4, 2015, stockholders approved an increase in the authorized shares of common stock from 20.0 million to 65.0 million. The stock dividend was paid on May 18, 2015 to stockholders on record as of May 4, 2015.

Stockholders’ equity increased $16.6 million between December 31, 2014 and September 30, 2015. This increase was primarily due to net income of $39.5 million during the nine months ended September 30, 2015 which was partially offset by the repurchase of common stock for $28.3 million during the nine months ended September 30, 2015.

Tangible common book value per share of common stock (a non-GAAP financial measure) was $16.40 at September 30, 2015, an increase of $1.10, or 7%, from $15.30 at December 31, 2014. Book value per share of common stock was $18.46 at September 30, 2015, an increase from $17.34 at December 31, 2014.

Below is a table comparing WSFS Bank’s consolidated capital position to the minimum regulatory requirements as of September 30, 2015:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(In Thousands)	Amount	% of Assets	Amount	% of Assets	Amount	% of Assets

Total Capital (to Risk-Weighted Assets)	$577,052	13.80%	$334,622	8.00%	$418,278	10.00%

Tier 1 Capital (to Risk-Weighted Assets)	540,096	12.91	250,967	6.00	334,622	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	540,096	12.91	188,225	4.50	271,880	6.50

Tier 1 Leverage Capital (to Risk-Weighted Assets)	540,096	10.81	199,858	4.00	249,823	5.00

Under new guidelines issued by banking regulators effective January 1, 2015, savings institutions such as WSFS Bank must maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, a minimum ratio of total capital to risk-weighted assets of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on WSFS Bank’s financial statements. The Bank has chosen to opt-out of including Accumulated Other Comprehensive Income in regulatory capital.

Regulators have established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leveraged and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

At September 30, 2015, WSFS Bank was in compliance with regulatory capital requirements and all of its regulatory capital ratios exceeded “well-capitalized” regulatory benchmarks. WSFS Bank’s total risk based capital ratio was 13.80%, Tier 1 capital ratio was 12.91% and total common equity tier 1 capital was 12.91%. In addition, and not included in the WSFS Bank capital, WSFS separately held $27.1 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general capital purposes.

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

During the nine months ended September 30, 2015, cash and cash equivalents increased $21.0 million to $529.0 million. This increase was primarily the result of a $237.1 million increase in FHLB advances offset by a $167.4 million increase in gross loans and a $41.3 million decrease in customer deposits.

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

The following table shows our nonperforming assets and past due loans at the dates indicated:

(In Thousands)	September 30, 2015	December 31, 2014
Nonaccruing loans:
Commercial	$5,414	$2,706
Owner-occupied commercial	1,170	2,475
Consumer	4,024	3,557
Commercial mortgages	6,720	8,245
Residential mortgages	6,588	7,068
Construction	—	—

Total nonaccruing loans	23,916	24,051
Assets acquired through foreclosure	3,299	5,734
Troubled debt restructuring (accruing)	13,616	22,600

Total nonperforming assets	$40,831	$52,385

Past due loans: (1)
Residential mortgages	$423	$—
Consumer	495	4
Commercial and commercial mortgages	—	—

Total past due loans	$918	$4

Ratio of allowance for loan losses to total loans (2)	1.08%	1.23%
Ratio of nonaccruing loans to total loans (2)	0.71	0.75
Ratio of nonperforming assets to total assets	0.81	1.08
Ratio of loan loss allowance to nonaccruing loans	152.25	163.93
Ratio of loan loss allowance to total nonperforming assets	89.18	75.26

(1)	Accruing loans only which includes acquired nonimpaired loans. Nonaccruing TDR’s are included in their respective categories of nonaccruing loans.
(2)	Total loans exclude loans held for sale.

Nonperforming assets decreased $11.6 million between December 31, 2014 and September 30, 2015. As a result, nonperforming assets as a percentage of total assets decreased from 1.08% at December 31, 2014 to 0.81% at September 30, 2015. In addition to continued success in collections, this significant reduction is a result of a $5.7 million net charge-off for one relationship.

The following table summarizes the changes in nonperforming assets during the period indicated:

(In Thousands)	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014
Beginning balance	$52,385	$47,814
Additions	8,212	38,322
Collections	(9,826)	(25,111)
Transfers to accrual	(95)	(96)
Charge-offs, net	(9,845)	(8,544)

Ending balance	$40,831	$52,385

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

INTEREST RATE SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At September 30, 2015, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $180.1 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 101.2% at December 31, 2014 to 107.3% at September 30, 2015. The one-year interest-sensitive gap as a percentage of total assets changed to 3.55% at September 30, 2015 from 0.63% at December 31, 2014.

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

The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at September 30, 2015 and December 31, 2014:

		September 30, 2015		December 31, 2014
% Change in Interest Rate (Basis Points)		% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300		7%	13.70%	4%	13.76%
+200		3%	13.70%	2%	13.81%
+100		0%	13.41%	-1%	13.59%
—		—%	13.06%	—%	13.37%
-100		-1%	12.07%	-2%	12.51%
-200	(3)	NMF	NMF	NMF	NMF
-300	(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Results of Operations

We recorded net income of $14.4 million, or $0.51 per diluted common share, for the three months ended September 30, 2015, a $3.0 million increase, or 26% increase from the $11.4 million, or $0.41 per share, recorded for the three months ended September 30, 2014. The increase in net income is primarily due to organic growth of our business. Earnings for the third quarter of 2015 were impacted by a $4.3 million increase in net interest income primarily due to organic and acquisition growth as well as an improved balance sheet mix. Also favorably impacting earnings for the third quarter of 2015 was a $1.4 million increase in noninterest income due primarily to growth in our Wealth Management segment and a $500,000 decrease in noninterest expense reflecting lower corporate development costs and our continued focus on operating leverage and efficiency. Partially offsetting these increases was a $1.1 million increase in the provision for loan losses.

Net income for the first nine months of 2015 was $39.5 million, or $1.39 per diluted common share, compared to $41.0 million, or $1.49 per share, for the first nine months of 2014. The most significant cause for the decrease in net income was a one-time income tax benefit of approximately $6.7 million, or $0.24 in diluted earnings per share in 2014. Excluding this item, net income would have increased $5.2 million from $34.3 million, or $1.25 per share, for the nine months ended September 30, 2014. Net interest income increased $12.6 million from the prior year as a result of organic and acquisition growth particularly in higher yielding loans combined with an increase in lower rate core deposits and a decrease in higher rate time deposits and broker deposits. Additionally, noninterest income increased $6.9 million from the prior period due to continued growth in our Wealth Management segment as well as meaningful growth in our mortgage originations business and Cash Connect segment. Partially offsetting these increases was an $8.0 million increase in noninterest expenses primarily due to salaries and benefits and other compensation expense reflecting our growth and recent acquisitions. Additionally, the provision for loans losses increased $3.0 million.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$1,076,077	$12,630	4.69%	$885,953	$10,670	4.82%
Residential real estate loans (4)	249,645	2,516	4.03	245,085	2,345	3.83
Commercial loans	1,738,824	19,484	4.52	1,639,318	18,276	4.40
Consumer loans	335,487	3,807	4.50	317,053	3,559	4.45

Total loans	3,400,033	38,437	4.54	3,087,409	34,850	4.53
Mortgage-backed securities (5) (6)	743,312	3,588	1.93	689,123	3,317	1.92
Investment securities (5) (6)	152,356	875	3.32	158,087	837	3.08
Reverse mortgages (5) (6)	25,485	1,561	24.50	31,435	1,323	16.83
Other interest-earning assets	31,346	396	5.01	34,535	472	5.42

Total interest-earning assets	4,352,532	44,857	4.14	4,000,589	40,799	4.13

Allowance for loan losses	(40,978)			(41,694)
Cash and due from banks	88,855			84,647
Cash in non-owned ATMs	415,652			377,879
Bank-owned life insurance	76,947			67,089
Other noninterest-earning assets	157,811			133,567

Total assets	$5,050,819			$4,622,077

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$677,665	$162	0.09%	$640,401	$155	0.10%
Money market	961,654	622	0.26	783,561	374	0.19
Savings	400,275	52	0.05	400,049	58	0.06
Customer time deposits	395,637	553	0.55	472,853	1,031	0.87

Total interest-bearing customer deposits	2,435,231	1,389	0.23	2,296,864	1,618	0.28
Brokered certificates of deposit	212,117	198	0.37	221,298	205	0.37

Total interest-bearing deposits	2,647,348	1,587	0.24	2,518,162	1,823	0.29
FHLB of Pittsburgh advances	693,202	868	0.50	611,327	663	0.42
Trust preferred borrowings	67,011	343	2.03	67,011	332	1.94
Senior Debt	55,000	942	6.85	55,000	941	6.84
Other borrowed funds (7)	138,465	120	0.35	149,939	293	0.79

Total interest-bearing liabilities	3,601,026	3,860	0.43	3,401,439	4,052	0.48

Noninterest-bearing demand deposits	895,711			734,490
Other noninterest-bearing liabilities	48,405			37,137
Stockholders’ equity	505,677			449,011

Total liabilities and stockholders’ equity	$5,050,819			$4,622,077

Excess of interest-earning assets over interest-bearing liabilities	$751,506			$599,150

Net interest and dividend income		$40,997			$36,747

Interest rate spread			3.71%			3.65%

Net interest margin (8)			3.79%			3.70%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes residential mortgage loans HFS.
(5)	Includes securities available-for-sale at fair value.
(6)	Average Balances and related yield are calculated using the fair value of available-for-sale securities.
(7)	Includes federal funds purchased and securities sold under agreement to repurchase.
(8)	Beginning in 2015, the annualization method used to calculate net interest margin was changed to actual/actual from 30/360. All net interest margin calculations were updated to reflect this change.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$1,011,975	$35,657	4.70%	$857,146	$29,541	4.60%
Residential real estate loans (8)	251,520	7,440	3.94	239,508	6,898	3.84
Commercial loans	1,724,712	57,613	4.49	1,624,710	53,497	4.37
Consumer loans	329,543	11,061	4.49	309,910	10,435	4.50

Total loans	3,317,750	111,771	4.51	3,031,274	100,371	4.41
Mortgage-backed securities (4) (6)	739,187	10,544	1.90	694,618	10,130	1.94
Investment securities (4)	154,689	2,587	3.22	147,752	2,443	3.28
Reverse mortgages (4) (5) (6)	26,879	3,963	19.66	34,365	3,917	15.20
Other interest-earning assets	30,560	1,898	8.30	35,083	1,136	4.33

Total interest-earning assets	4,269,065	130,763	4.14	3,943,092	117,997	4.04

Allowance for loan losses	(40,196)			(41,871)
Cash and due from banks	81,036			79,692
Cash in non-owned ATMs	415,652			366,302
Bank-owned life insurance	76,769			64,579
Other noninterest-earning assets	152,619			133,985

Total assets	$4,954,945			$4,545,779

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$680,485	$472	0.09%	$632,498	$449	0.09%
Money market	918,181	1,756	0.26	767,553	1,021	0.18
Savings	407,580	158	0.05	399,450	178	0.06
Customer time deposits	445,224	2,456	0.74	459,426	2,968	0.86

Total interest-bearing customer deposits	2,451,470	4,842	0.26	2,258,927	4,616	0.27
Brokered certificates of deposit	198,007	512	0.35	222,355	577	0.35

Total interest-bearing deposits	2,649,477	5,354	0.27	2,481,282	5,193	0.28
FHLB of Pittsburgh advances	647,129	2,332	0.48	650,215	1,850	0.38
Trust preferred borrowings	67,011	1,009	2.01	67,011	988	1.94
Senior Debt	55,000	2,825	6.85	55,000	2,824	6.77
Other borrowed funds (9)	131,347	339	0.34	150,886	874	0.77

Total interest-bearing liabilities	3,549,964	11,859	0.45	3,404,394	11,729	0.46

Noninterest-bearing demand deposits	857,082			682,651
Other noninterest-bearing liabilities	42,865			34,772
Stockholders’ equity	505,034			423,962

Total liabilities and stockholders’ equity	$4,954,945			$4,545,779

Excess of interest-earning assets over interest-bearing liabilities	$719,101			$538,698

Net interest income		$118,904			$106,268

Interest rate spread			3.69%			3.58%

Net interest margin			3.77%			3.65%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.
(6)	Average balances and related yield are calculated using fair value of available-for-sale securities.
(7)	Represents loans held for sale in conjunction with asset disposition strategies.
(8)	Includes residential mortgage loans HFS.
(9)	Includes bonds payable related to the reverse mortgage securitization trust consolidation.

During the three months ended September 30, 2015, net interest income increased $4.3 million, or 12% from the three months ended September 30, 2014, and the net interest margin was 3.79%, a nine basis point increase compared to 3.70% for the third quarter of 2014. The increase in net interest income and net interest margin from the third quarter of 2014 reflects a positive performance in our purchased loan portfolio and a strong performance in our reverse mortgage portfolio as well as an improved balance sheet mix due to successful organic and acquisition growth and an increase in lower rate core deposits along with a decrease in higher-rate time and brokered deposits overall.

The net interest margin for the nine months ended September 30, 2015 was 3.77%, compared to 3.65% for the same period in 2014, a 12 basis point increase. Compared to the nine months ended September 30, 2014, net interest income increased $12.6 million, or 12% in the nine months ended September 30, 2015. This increase included an $808,000 special FHLB dividend which added 4 basis points to the net interest margin for the first nine months of 2015. In addition and similar to the quarterly discussion above, the increase in net interest margin and income reflects a positive performance in our purchased loan portfolio and a strong performance in our reverse mortgage portfolio as well as improvement due to increases from higher yielding loans and improved deposit pricing management.

Provision/Allowance for Loan Losses

We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, pursuant to GAAP, which is discussed in “Nonperforming Assets”. Our evaluation is based upon a review of the portfolio and requires significant, complex and difficult judgments. For the nine months ended September 30, 2015 and 2014, we recorded a provision for loan losses of $6.0 million and $3.0 million, respectively. The increase was primarily due to a $9.1 million C&I problem loan relationship previously classified as an accruing TDR, which was moved to nonaccruing status during the second quarter of 2015 and resulted in an incremental increase in the provision for loan losses of $3.6 million during the second quarter of 2015.

Our allowance for loan losses is based on the inherent risk of our loans and various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations. In addition, regional economic conditions are taken into consideration. The allowance for loan losses of $36.4 million at September 30, 2015 decreased from $39.4 million at December 31, 2014, reflecting overall improved credit quality notwithstanding the problem loan discussed above. The ratio of allowance for loan losses to total gross loans was 1.08% at September 30, 2015, compared to 1.23% at December 31, 2014. The allowance for loan losses and provision reflect the following:

•	Total gross loans increased $165.5 million, or 5%, at September 30, 2015 when compared to December 31, 2014.

•	Total loan delinquency decreased to 0.53% as of September 30, 2015, compared to 0.55% as of December 31, 2014.

•	Classified loans declined and the ratio of total classified loans to Tier 1 capital ALLL also improved to 17.00% from 20.5% as of December 31, 2014.

•	Net charge-offs were $9.0 million for the nine months ended September 30, 2015 (including $5.7 million for the C&I relationship mentioned above) compared to $4.8 million for the nine months ended September 30, 2014.

•	Total nonperforming assets declined $8.4 million to $40.8 million during the nine months ended September 30, 2015.

The table below represents a summary of changes in the allowance for loan losses for the nine months ended September 30, 2015 and 2014, respectively.

	For the Nine Months Ended September 30,
(In Thousands)	2015	2014
Beginning balance	$39,426	$41,244
Provision for loan losses	6,012	3,013
Charge-offs:
Commercial	6,184	674
Owner-occupied commercial	623	261
Commercial real estate	808	88
Construction	—	3,335
Residential real estate	397	593
Consumer	2,074	702
Overdrafts	496	1,393

Total charge-offs	10,582	7,046

Recoveries:
Commercial	198	129
Owner-occupied commercial	62	43
Commercial real estate	83	192
Construction	179	873
Residential real estate	195	244
Consumer	591	370
Overdrafts	248	422

Total recoveries	1,556	2,273

Net charge-offs	9,026	4,773

Ending balance	$36,412	$39,484

Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.36%	0.21%

(1)	Ratios for the nine months ended September 30, 2015 and 2014 are annualized.

Noninterest (fee) Income

During the third quarter of 2015, the company earned fee income of $21.7 million, an increase of $1.4 million, or 7%, compared to $20.3 million the third quarter of 2014. Excluding net security gains in both periods, fee income increased $1.3 million. This increase is a result of continued organic growth in the Wealth Management and Cash Connect segments, including Wealth Management revenue of $1.0 million and credit/debit card and ATM income of $267,000.

For the nine months ended September 30, 2015, the company earned fee income of $65.2 million, an increase of $6.9 million, or 12%, compared to the $58.3 million of fee income for the nine months ended September 30, 2014. This overall increase also reflects our expansion in the Wealth Management and the Cash Connect segments as well as increased mortgage banking activities. The increase in fee income included increases in Wealth Management of $3.7 million, mortgage banking activities of $1.5 million, and credit/debit card and ATM income of $980,000.

Noninterest Expense

Noninterest expense for the third quarter of 2015 was $38.7 million, a decrease of $458,000, or 1%, from $39.2 million in the third quarter of 2014 as corporate development costs were $1.8 million higher in the third quarter of 2014. This was related to the closing of our merger with FNBW in that period. Offsetting the decrease in corporate development costs was a $1.5 million increase in salaries, benefits and other compensation to support our significant organic and acquisition growth. Excluding corporate development costs in both periods, noninterest expense increased $1.3 million, or 4%, primarily due to expenses related to our organic growth and recent acquisitions.

For the nine months ended September 30, 2015, noninterest expense was $116.3 million, an increase of $8.0 million, or 7%, from $108.3 million at September 30, 2014. Excluding corporate development costs in both periods, noninterest expense increased $8.9 million, or 8%, due primarily to increases in salaries, benefits and other compensation expense of $5.7 million, marketing expense of $626,000, and occupancy expenses of $518,000 due to our significant organic and acquisition growth.

Income Taxes

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $8.1 million and $22.3 million during the three months and nine months ended September 30, 2015 respectively, compared to an income tax expense of $6.1 million and $12.2 million for the same periods in 2014.

The first quarter of 2014 included the recognition of $6.7 million of tax benefits related to the legal call of our reverse mortgage trust bonds as more fully discussed in Note 10, Income Taxes to our unaudited Consolidated Financial Statements. Our effective tax rate was 35.9% and 36.0% for the three and nine months September 30, 2015, respectively, compared to 35.0% and 22.9% during the same periods in 2014. Excluding the reverse mortgage tax benefit, our effective tax rate was 35.6% for the nine months ended September 30, 2014.

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

(In Thousands, except for value per share amounts)	September 30, 2015	December 31, 2014
Tangible Common Book Value per Share of Common Stock
End of period balance sheet data:
Stockholders’ equity	$505,617	$489,051
Goodwill and other intangible assets	(56,339)	(57,593)

Tangible common equity (numerator)	$449,278	$431,458

Shares of common stock outstanding (denominator)	27,392	27,419

Book value per share of common stock	$18.46	$17.34
Goodwill and other intangible assets	(2.06)	(2.04)

Tangible book value per share of common stock	$16.40	$15.30

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

CEO pay ratio disclosure

On August 5, 2015, the SEC adopted a new rule requiring public companies to disclose the CEO’s annual total compensation, the annual total compensation of the company’s median employee and the ratio of these two amounts in certain SEC Filings that require executive compensation information. With certain exceptions, registrants must comply with this rule for the first fiscal year beginning on or after January 1, 2017.

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

The phase-in period for the final rules began for us on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Our capital levels at September 30, 2015 remain in excess of the “well-capitalized” regulatory benchmarks under the new rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference from Item 2 Part I of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), our principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the quarter ended September 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated herein by reference to Note 15 – Legal Proceedings to the Consolidated Financial Statements

Item 1A.	Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2015.

2015	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	21,200	$28.15	21,200	548,618
August	262,216	27.94	262,216	286,402
September	278,498	27.54	278,498	7,904

Total	561,914	$27.75	561,914

(1)	During the third quarter of 2014, the Board of Directors approved a stock buyback program of up to 5% of total outstanding shares of common stock. Under the program, purchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. There is no fixed termination date for the repurchase program, and the repurchase program may be suspended or discontinued at any time. This program was completed in September 2015.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 101.INS – XBRL Instance Document

(e)	Exhibit 101.SCH – XBRL Schema Document

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

WSFS FINANCIAL CORPORATION

Date:	November 6, 2015	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2015	/s/ Rodger Levenson
Rodger Levenson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)