Form 10-K
period 2015-12-31
WSFS FINANCIAL CORP
filed 2016-02-29
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    YES   ☒    NO  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on NASDAQ as of June 30, 2015 was $749,298,186. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the outstanding shares.

As of February 19, 2016, there were issued and outstanding 29,686,400 Shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2016 are incorporated by reference in Part III hereof.

WSFS FINANCIAL CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and exhibits thereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:

•

those related to difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which the Company operates and in which its loans are concentrated, including the effects of declines in housing markets, an increase in unemployment levels and slowdowns in economic growth;

•	the Company’s level of nonperforming assets and the costs associated with resolving problem loans including litigation and other costs;

•	changes in market interest rates, which may increase funding costs and reduce earning asset yields and thus reduce margin;

•

the impact of changes in interest rates and the credit quality and strength of underlying collateral and the effect of such changes on the market value of the Company’s investment securities portfolio;

•	the credit risk associated with the substantial amount of commercial real estate, construction and land development, and commercial and industrial loans in our loan portfolio;

•

the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations including the changes in regulations affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued in accordance with this statute and potential expenses associated with complying with such regulations;

•	possible additional loan losses and impairment of the collectability of loans;

•

the Company’s ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate liquidity internally or raise capital on favorable terms;

•	possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations;

•	any impairment of the Company’s goodwill or other intangible assets;

•	failure of the financial and operational controls of the Company’s Cash Connect division;

•	conditions in the financial markets that may limit the Company’s access to additional funding to meet its liquidity needs;

•	the success of the Company’s growth plans, including the successful integration of past and future acquisitions;

•

the Company’s ability to complete the pending merger with Penn Liberty Financial Corporation (Penn Liberty) on the terms and conditions proposed which are subject to a number of conditions, risks and uncertainties including receipt of regulatory approvals and satisfaction of other closing conditions to the merger (including approval by Penn Liberty shareholders), delay in closing the merger, difficulties and delays in integrating the Penn Liberty business or fully realizing cost savings and other benefits of the merger, business disruption following the merger, Penn Liberty’s customer acceptance of the Company’s products and services and related customer disintermediation;

•	negative perceptions or publicity with respect to the Company’s trust and wealth management business;

•	system failure or cybersecurity breaches of the Company’s network security;

•	the Company’s ability to recruit and retain key employees;

•	the effects of problems encountered by other financial institutions that adversely affect the Company or the banking industry generally;

•

the effects of weather and natural disasters such as floods, droughts, wind, tornadoes and hurricanes as well as effects from geopolitical instability and man-made disasters including terrorist attacks;

•	possible changes in the speed of loan prepayments by the Company’s customers and loan origination or sales volumes;

•

possible acceleration of prepayments of mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on prepayments on mortgage-backed securities due to low interest rates;

•	regulatory limits on the Company’s ability to receive dividends from its subsidiaries and pay dividends to its shareholders;

•	the effects of any reputational, credit, interest rate, market, operational, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above;

•

the costs associated with resolving any problem loans, litigation and other risks and uncertainties, including those discussed in other documents filed by the Company with the Securities and Exchange Commission from time to time.

Such risks and uncertainties may be discussed herein, including under the heading “Risk Factors,” and in other documents filed by the Company with the Securities and Exchange Commission. Forward looking statements are as of the date they are made, and the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1. BUSINESS

OUR BUSINESS

WSFS Financial Corporation (the Company, our Company, we, our or us) is parent to Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), the seventh oldest bank and trust company in the United States continuously operating under the same name. At $5.6 billion in assets and $13.2 billion in fiduciary assets, WSFS Bank is also the largest bank and trust company headquartered in Delaware and the Delaware Valley. WSFS Bank has been in operation for 184 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, banking institution. For the tenth consecutive year, our Associates (what we call our employees) ranked us a “Top Workplace” in Delaware and for the fifth year in a row the readers of the Delaware News Journal voted us the “Top Bank” in the state. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Service growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $3.1 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. We service our customers primarily from our 63 offices located in Delaware (44), Pennsylvania (17), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches and mortgage and title services through those branches and through Pennsylvania based WSFS Mortgage/Array Financial. WSFS Mortgage/Array Financial is a mortgage banking company and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.

Our Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress is a registered investment advisor with $637.8 million in assets under management. Cypress’ primary market segment is high net worth individuals and offers a ‘balanced’ investment style focused on preservation of capital and providing for current income. Christiana Trust, with $12.58 billion in assets under management and administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

Our Cash Connect segment is a leading provider of ATM Vault Cash and related services in the United States. Cash Connect manages $581 million in vault cash in over 16,000 non-bank ATMs nationwide. It also provides online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing, equipment sales and deposit safe cash logistics. Cash Connect also operates 467 ATMs for WSFS Bank. This is, by far, the largest branded ATM network in Delaware. Cash Connect is an innovator for our company and has various additional products and services in development.

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

Surveys conducted for us by Gallup, Inc. indicate:

•

Our Associate Engagement scores consistently rank in the top decile of companies polled. In 2015 our engagement ratio was 14:1, which means there were 14 engaged Associates for every disengaged Associate. This compares to a 2.6:1 ratio in 2003 and a national average of 1.53:1.

•

Our customer advocacy scores rank in the top quartile of all companies. In 2015, 42% of our customers ranked us a “five” out of “five,” strongly agreeing with the statement “I can’t imagine a world without WSFS” and 67% of our customers ranked us a “five” out of “five,” strongly agreeing with the statement “WSFS is the perfect bank for me.”

By fostering a culture of engaged and empowered Associates, we believe we have become the employer and bank of choice in our market. In 2015, for the tenth year in a row, we were recognized by The Wilmington News Journal as a “Top Work Place” for large corporations in the State of Delaware. Also in 2015, and for the fifth consecutive year, a News Journal survey of its readers also ranked us the “Top Bank” in Delaware, indicating the strength of our focus on customer service.

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

(Most recent available statistics)	Delaware	National Average
Unemployment (For December 2015) (1)	5.0%	5.0%
Median Household Income (2010-2014) (2)	$60,231	$53,482
Population Growth (2010-2015) (2)	5.3%	4.1%

(1)	Bureau of Labor Statistics, Economy at a Glance
(2)	U.S. Census Bureau, State & County Quick Facts

Balance Sheet Management

We put a great deal of focus on actively managing our balance sheet. This manifests itself in:

•

Prudent capital levels. Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2015 our tangible capital ratio was 8.84% and all regulatory capital levels for WSFS Bank reflected a meaningful cushion above well-capitalized levels. At December 31, 2015, WSFS Bank’s common equity Tier 1 capital ratio was 12.31% and $274.2 million in excess of the 6.5% “well-capitalized” level under the banking agencies’ prompt corrective action framework, Tier 1 capital ratio was 12.31% and $298 million in excess of the 8.0% “well-capitalized” level, and the Bank’s total risk-based capital ratio was 13.11%, or $147 million above the “well-capitalized” level of 10.00%.

•

Disciplined Lending. We maintain discipline in our lending with a particular focus on portfolio diversification and granularity. Diversification includes limits on loans to one borrower as well as industry and product concentrations. We supplement this portfolio diversification with a disciplined underwriting process and the benefit of knowing our customers. We have also taken a proactive approach to identifying trends in our local economy and have responded to areas of concern. As a result we improved all criticized, classified and nonperforming loans to 17.7% of Tier 1 capital plus Allowance for Loan Losses (ALLL) at December 31, 2015 from 21.5% at December 31, 2014.

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

•

Asset Strategies. We have created an investment portfolio that is in line with the Board’s approved risk appetite and we believe the portfolio contains minimal risks due to our exclusion of non-Agency (Private label) MBS and other asset-backed securities. We also believe that our thorough due diligence is effective in mitigating the credit risk associated with municipal securities that we have added. Further, our portfolio is highly liquid given our large amount of Agency MBS.

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

Strong Performance Expectations and Alignment with Stockholder Priorities

We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in return on assets (ROA), return on tangible common equity (ROTCE) and EPS growth. Management incentives are, in large part, based on driving performance in these areas. More details on management incentive plans will be included in the proxy statement for our 2016 annual meeting of stockholders.

During 2015, our performance reflected continued progress on our path towards becoming a sustainably high performing company. In 2015, WSFS reported ROA of 1.05% and core and sustainable ROA, a non-GAAP calculation, stood at 1.24% in the final quarter of 2015. This exceeded our goal of at least a 1.20% core and sustainable ROA set in early 2013 as part of our 2013-2015 Strategic Plan.

Growth

We have achieved success over the long term in lending and deposit gathering, growing the Wealth Management segment’s assets under administration and growing Cash Connect’s customer base and customer cross-sell. Our success has been the result of a focused strategy that provides service, responsiveness and careful execution in a consolidating marketplace. We plan to continue to grow by:

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

•	Embracing the Human Sigma concept. We are committed to building Associate Engagement and Customer Advocacy as a way to differentiate ourselves and grow our franchise.

•	Building fee income through investment in and growth of our Wealth Management and Cash Connect (ATM services) segments.

•	Continuing strong growth in commercial lending by:

•	Offering local decision-making by seasoned banking professionals.

•	Executing our community banking model that combines Stellar Service with the banking products and services our business customers’ demand.

•	Adding seasoned lending professionals that have helped us win customers in our Delaware and southeastern Pennsylvania markets.

•	Aggressively growing deposits. We have energized our retail branch strategy by combining Stellar Service with an expanded and updated branch network. We plan to continue to grow deposits by:

•	Offering products through an expanded and updated branch network.

•	Providing a Stellar Service experience to our Customers.

•	Further expanding our commercial Customer relationships with deposit and cash management products.

•	Finding creative ways to build deposit market share such as targeted marketing programs.

•	Selectively opening new branches, including in preferred southeastern Pennsylvania locations.

•

Seeking strategic acquisitions. In 2014 we acquired First Wyoming Financial Corporation and its wholly-owned banking subsidiary, First National Bank of Wyoming (DE) (First Wyoming). On October 9, 2015, we completed the acquisition of Alliance Bancorp Inc. of Pennsylvania (Alliance) and its wholly-owned banking subsidiary Alliance Bank. Alliance was a locally-managed institution with eight branch locations headquartered in Broomall, PA. On November 23, 2015, we signed a definitive agreement to acquire Penn Liberty Financial Corp. and its wholly-owned subsidiary, Penn Liberty which we expect to close in the third quarter of 2016. Penn Liberty Bank headquartered in Wayne, Pennsylvania was founded by experienced Pennsylvania bankers in 2004 to serve the local community by offering a wide array of financial products and services to small and mid-size businesses, professional real estate developers and investors, and retail customers throughout the western suburban Philadelphia marketplace. Penn Liberty reported $704 million in assets, $510 million in loans and $621 million in deposits as of December 31, 2015 and serves its customers from 11 offices in the demographically robust Chester and Montgomery Counties. Over the next several years we expect our growth will be approximately 80% organic and 20% through acquisitions, although each year’s growth will reflect the opportunities available to us at the time.

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

Results

Our focus on these points of differentiation has allowed us to grow our core franchise and build value for our stockholders. Since 2010, our commercial loans have grown from $2.0 billion to $3.1 billion, a strong 9% compound annual growth rate (CAGR). Over the same period, customer funding has grown from $2.6 billion to $3.9 billion, an 8% CAGR. More importantly, over the last decade, stockholder value has increased at a far greater rate than our banking peers. An investment of $100 in WSFS stock in 2005 would be worth $175 at December 31, 2015. By comparison, $100 invested in the Nasdaq Bank Index in 2005 would be worth $117 at December 31, 2015.

SUBSIDIARIES

The Company has two consolidated direct subsidiaries, WSFS Bank and Cypress Capital Management, LLC (Cypress) and one unconsolidated subsidiary, WSFS Capital Trust III (the Trust).

WSFS Bank has three wholly owned subsidiaries, WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services, LLC (Monarch). WSFS Wealth Investments markets various third-party investment and insurance products such as single-premium annuities, whole life policies and securities, primarily through our retail banking system and directly to the public. 1832 Holdings, Inc. was formed to hold certain debt and equity investment securities. Monarch offers commercial domicile services which include providing employees, directors, sublease of office facilities and registered agent services in Delaware and Nevada.

Cypress is a Wilmington-based registered investment advisor servicing high net-worth individuals and institutions and has approximately $638 million in assets under management at December 31, 2015.

The Trust is our unconsolidated subsidiary, and was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities.

SEGMENT INFORMATION

For financial reporting purposes, our business has three reporting segments: WSFS Bank, Cash Connect, and Wealth Management. The WSFS Bank segment provides loans and other financial products to commercial and retail customers. Cash Connect provides ATM vault cash and cash logistics services through strategic partnerships with several of the largest network, manufacturers and service providers in the ATM industry. The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients.

Segment financial information for the years ended December 31, 2015, 2014 and 2013 is provided in Note 20 to the Consolidated Financial Statements in this report.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY

Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CREDIT EXTENSION ACTIVITIES

Over the past several years we have focused on growing the more profitable segments of our loan portfolio. Our current portfolio lending activity is concentrated on lending to small- to mid-sized businesses in the mid-Atlantic region of the United States, primarily in Delaware, contiguous counties in Pennsylvania, Maryland and New Jersey, as well as in northern Virginia. Since 2011, our total commercial loans have increased by $960.9 million, or 44% and accounted for approximately 85% of our loan portfolio in 2015, compared to 81% in 2011. Based on current market conditions, we expect our focus on growing C&I loans and other relationship-based commercial loans to continue during the remainder of 2016 and beyond.

The following table shows the composition of our loan portfolio at year-end for the last five years.

	At December 31,
(In Thousands)	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Types of Loans
Commercial real estate:
Commercial mortgage	$966,698	25.9%	$805,459	25.5%	$725,193	25.0%	$631,365	23.2%	$626,739	23.1%
Construction	245,773	6.6	142,497	4.5	106,074	3.6	133,375	4.9	106,268	3.9

Total commercial real estate	1,212,471	32.5	947,956	30.0	831,267	28.6	764,740	28.1	733,007	27.0
Commercial (1)	1,061,597	28.5	920,072	29.1	810,882	27.9	704,491	25.9	1,460,812	53.9
Commercial – owner occupied (1)	880,643	23.6	788,598	25.0	786,360	27.1	770,581	28.3	—	—

Total commercial loans	3,154,711	84.6	2,656,626	84.1	2,428,509	83.6	2,239,812	82.3	2,193,819	80.9
Consumer loans:
Residential real estate	259,679	7.0	218,329	6.9	221,520	7.6	243,627	8.9	274,105	10.5
Consumer	360,249	9.6	327,543	10.4	302,234	10.4	289,001	10.6	290,979	10.7

Total consumer loans	619,928	16.6	545,872	17.3	523,754	18.0	532,628	19.5	565,084	21.2

Gross loans	3,774,639	101.2	3,202,498	101.4	2,952,263	101.6	2,772,440	101.8	2,758,903	102.1
Less:
Deferred fees (unearned income)	8,500	0.2	6,420	0.2	6,043	0.2	4,602	0.2	3,234	0.1
Allowance for loan losses	37,089	1.0	39,426	1.2	41,244	1.4	43,922	1.6	53,080	2.0

Net loans (2)	$3,729,050	100.0%	$3,156,652	100.0%	$2,904,976	100.0%	$2,723,916	100.0%	$2,702,589	100.0%

(1)	Prior to 2012, owner occupied commercial loans were included in commercial loan balances.
(2)	Excludes $41,807; $28,508; $31,491; $12,758 and $10,185 of residential mortgage loans held-for-sale at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

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

(In Thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Commercial mortgage loans	$122,909	$473,454	$370,335	$966,698
Construction loans	89,203	96,421	60,149	245,773
Commercial loans	308,929	417,121	335,547	1,061,597
Commercial owner occupied loans	92,673	270,648	517,322	880,643
Residential real estate loans (1)	2,815	4,311	252,553	259,679
Consumer loans	29,666	39,009	291,574	360,249

	$646,195	$1,300,964	$1,827,480	$3,774,639

Rate sensitivity:
Fixed	$78,704	$593,346	$700,331	$1,372,381
Adjustable (2)	567,491	707,618	1,127,149	2,402,258

Gross loans	$646,195	$1,300,964	$1,827,480	$3,774,639

(1)	Excludes loans held-for-sale.
(2)	Includes hybrid adjustable-rate mortgages.

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

Commercial, owner occupied commercial, commercial mortgage and construction loans have higher levels of risk than residential mortgage lending. These loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and may be more subject to adverse conditions in the commercial real estate market or in the general economy than residential mortgage loans. The majority of our commercial and commercial real estate loans are concentrated in Delaware, southeastern Pennsylvania (Chester and Delaware counties) and nearby areas.

We offer commercial real estate mortgage loans on multi-family properties and on other commercial real estate. Generally, loan-to-value ratios for these loans do not exceed 80% of appraised value at origination.

Our commercial mortgage portfolio was $966.7 million at December 31, 2015. Generally, this portfolio is diversified by property type, with no type representing more than 30% of the portfolio. The largest type is retail-related (shopping centers, malls and other retail) with balances of $272.2 million. The average loan size of a loan in the commercial mortgage portfolio is $597,248 and only nine loans are greater than $8.0 million, with no loans greater than $18.0 million.

We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with automatic conversion to mini-permanent loans (one — five years) upon completion of construction. These construction loans are short-term, usually not exceeding two years, with interest rates indexed to our WSFS prime rate, the “Wall Street” prime rate or London InterBank Offered Rate (LIBOR), in most cases, and are adjusted periodically as these rates change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of each loan, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial business development staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2015, $392.6 million was committed for construction loans, of which $243.5 million was outstanding. Residential construction and land development (CLD) represented $88.0 million, or 2%, of the loan portfolio and 14% of Tier 1 capital (Tier 1 + ALLL). Our commercial CLD portfolio was $66.6 million, or 2%, of total loans, and our “land hold” loans, which are land loans not currently being developed, were $41.4 million, or 1%, of total loans, at December 31, 2015.

Commercial and industrial and owner occupied commercial loans make up the remainder of our commercial portfolio and include loans for working capital, financing equipment and real estate acquisitions, business expansion and other business purposes. These loans generally range in amounts of up to $30.0 million (with a few relationships exceeding this level) with an average loan balance in the portfolio of $293,322 and terms ranging from less than one year to ten years. The loans generally carry variable interest rates indexed to our WSFS prime rate, “Wall Street” prime rate or LIBOR. As of December 31, 2015, our commercial and industrial and owner occupied commercial loan portfolios were $1.9 billion and represented 51% of our total loan portfolio. These loans are diversified by industry, with no industry representing more than 13% of the portfolio.

Federal law limits the Bank’s extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $87.1 million), and an additional 10% if the additional extensions of credit are secured by readily marketable collateral. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit. At December 31, 2015, no borrower had collective (relationship) total extensions of credit exceeding these legal lending limits. Only three commercial relationships, when all loans related to the relationship are combined, reach total extensions of credit in excess of $30.0 million.

Residential Real Estate Lending

Generally, we originate residential first mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance for up to 35% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%.

We do not have any significant concentrations of such insurance with any one insurer. On a very limited basis, we have originated or purchased loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2015, the balance of all such loans was approximately $1.9 million.

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

The adjustable-rate mortgage loans in our loan portfolio help mitigate the risk related to our exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of re-pricing adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower. Further, although adjustable-rate mortgage loans allow us to increase the sensitivity of our asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on our adjustable-rate mortgages will adjust sufficiently to compensate for increases to our cost of funds during periods of extreme interest rate increases.

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

In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically 120 days. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower. There was one repurchase in 2015 totaling $385,000, two repurchases totaling $354,000 in 2014 and no repurchases in 2013.

Consumer Lending

Our primary consumer credit products (excluding first mortgage loans) are home equity lines of credit and equity-secured installment loans. At December 31, 2015, home equity lines of credit outstanding totaled $228.5 million and equity-secured installment loans totaled $89.7 million. In total, these product lines represented 88.3% of total consumer loans. Some home equity products grant a borrower credit availability of up to 100% of the appraised value (net of any senior mortgages) of their residence. However, typically maximum loan to value (LTV) limits are 89% for primary residences and 75% for all other properties. At December 31, 2015, we had $329.1 million in total commitments for home equity lines of credit. Home equity lines of credit offer customers potential Federal income tax advantages, the convenience of checkbook and debit card access, revolving credit features for a portion of the life of the loan and typically are more attractive in a low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured. The risk on installment products like home equity loans is mitigated as they amortize over time.

The following table shows our consumer loans at year-end, for the last five years.

	At December 31,
	2015		2014		2013		2012		2011
(In Thousands)	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans
Equity secured installment loans	$89,696	24.9%	$73,011	22.3%	$69,230	22.9%	$59,091	20.4%	$74,721	25.7%
Home equity lines of credit	228,512	63.4	218,652	66.8	193,255	63.9	195,936	67.8	192,917	66.3
Personal loans	17,604	4.9	16,082	4.9	16,397	5.4	12,408	4.3	7,192	2.5
Unsecured lines of credit	9,244	2.6	9,415	2.9	13,147	4.4	9,197	3.2	8,378	2.9
Other	15,193	4.2	10,383	3.1	10,205	3.4	12,369	4.3	7,771	2.6

Total consumer loans	$360,249	100.0%	$327,543	100.0%	$302,234	100.0%	$289,001	100.0%	$290,979	100.0%

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

During 2015 we originated $434.6 million of residential real estate loans. This compares to originations of $316.1 million in 2014. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. There were no such purchases in either 2015 or 2014. Residential real estate loan sales totaled $286.2 million in 2015 and $201.8 million in 2014. We sell certain newly originated mortgage loans in the secondary market as a means of generating fee income to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. We hold certain fixed-rate mortgage loans for investment, consistent with our current asset/liability management strategies.

At December 31, 2015, we serviced approximately $106.5 million of residential mortgage loans for others, compared to $125.2 million at December 31, 2014. We also serviced residential mortgage loans for our own portfolio totaling $306.3 million and $218.3 million at December 31, 2015 and 2014, respectively.

Our consumer lending activity is conducted mainly through our branch offices and referrals from other parts of our business. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.

We offer government-insured reverse mortgages to our customers. Our activity has been limited to acting as a correspondent originator for these loans. During 2015 we originated and sold $2.8 million in reverse mortgages compared to $1.8 million during 2014.

We originate commercial real estate and commercial loans through our commercial lending division. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2015 we originated $1.1 billion of commercial and commercial real estate loans compared to $925.6 million in 2014. To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial loan portfolio, typically through loan participations. Commercial loan sales totaled $22.6 million and $39.9 million in 2015 and 2014, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans. We also periodically buy participations from other banks. Commercial loan participation purchases totaled $66.1 million and $35.2 million in 2015 and 2014, respectively.

Any significant modification or additional exposure to one borrowing relationship exceeding $3.5 million must be approved by the Senior Management Loan Committee (SLC). The Executive Committee of the Board of Directors reviews the minutes of the SLC meetings. The Executive Committee also approves new credit exposures exceeding $10 million and new credit exposures in excess of $5 million for customers with higher risk profiles, larger existing relationship exposures, or multiple policy exceptions. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a $30 million “House Limit” to any one borrowing relationship. In rare circumstances, we will approve exceptions to the “House Limit”. Our policy allows for only 15 such relationships with an aggregate exposure of 10% of Tier I Capital plus ALLL. Currently, we have three relationships exceeding this limit. At December 31, 2015, the aggregate exposure over “House Limit” totaled 3.2% of Tier I Capital plus ALLL. Those three relationships were approved to exceed the “House Limit” because the credit profile was deemed strong, or because of a long relationship history with the borrower(s).

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

Most loan fees are not recognized in our Consolidated Statements of Operations immediately, but are deferred as adjustments to yield in accordance with GAAP, and are reflected in interest income over the expected life of the loan. Those fees represented interest income of $4.7 million, $3.1 million, and $2.5 million during 2015, 2014, and 2013, respectively. Loan fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties. The overall increase in loan fee income was the result of the growth in certain loan categories and higher prepayments during 2015.

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

SOURCES OF FUNDS

We manage our liquidity risk and funding needs through our Treasury function and our Asset/Liability Committee. Historically, we have had success in growing our loan portfolio. For example, during the year ended December 31, 2015, net loan growth resulted in the use of $285.7 million in cash, as compared to $86.6 during 2014. The loan growth in 2015 was spread across all loan categories and was driven by the Alliance acquisition in the fourth quarter of 2015 and our continued strong organic growth in lending. We expect this trend to continue during 2016. As a result of increased deposit growth, our loan-to-total customer funding ratio at December 31, 2015 was 97%, better than our 2015 strategic goal of 101%. We have significant experience managing our funding needs through both borrowings and deposit growth.

As a financial institution, we and the Bank have access to several sources of funding. Among these are:

•	Net income

•	Retail deposit programs

•	Loan repayments

•	FHLB borrowings

•	Repurchase agreements

•	Federal Discount Window access

•	Brokered deposits

Our branch expansion and renovation program has been focused on expanding our retail footprint in Delaware and southeastern Pennsylvania and attracting new customers in part to provide additional deposit growth. However, in recent years we have purposefully reduced reliance on higher-cost, typically single-service certificate of deposit (CD) accounts. Core customer deposit growth (deposits excluding CDs) was strong, equaling $311.5 million during 2015, an 11% increase over 2014.

Deposits

WSFS Bank is the largest independent full-service bank and trust institution headquartered and operating in Delaware. The Bank primarily attracts deposits through its retail branch offices and loan production offices, in Delaware’s New Castle, Sussex and Kent Counties, as well as nearby southeastern Pennsylvania.

The Bank offers various deposit products to our customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposit. In addition, the Bank accepts “jumbo” certificates of deposit with balances in excess of $100,000 from individuals, businesses and municipalities in Delaware.

The following table shows the maturities of certificates of deposit of $100,000 or more as of December 31, 2015:

(In Thousands)	December 31,
Maturity Period	2015
Less than 3 months	$76,288
Over 3 months to 6 months	36,617
Over 6 months to 12 months	67,848
Over 12 months	73,260

$254,013

Federal Home Loan Bank Advances

As a member of the FHLB, we are able to obtain FHLB advances. At December 31, 2015, we had $669.5 million in FHLB advances with a weighted average rate of 0.50%. Outstanding advances from the FHLB had rates ranging from 0.42% to 1.23% at December 31, 2015. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. We are required to purchase and hold shares of capital stock in the FHLB in an amount at least equal to 4.00% of our borrowings from it, plus 0.10% of our member asset value. As of December 31, 2015, our FHLB stock investment totaled $30.5 million.

We received $2.2 million in dividends from the FHLB during 2015. For additional information regarding FHLB stock, see Note 11 to the Consolidated Financial Statements.

Trust Preferred Borrowings

In 2005, the Trust issued $67.0 million aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are callable and have a maturity date of June 1, 2035.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2015 and 2014, we purchased federal funds as a short-term funding source. At December 31, 2015, we had purchased $128.2 million in federal funds at an average rate of 0.45%, compared to $103.2 million in federal funds at a rate of 0.29% at December 31, 2014.

As of December 31, 2015, we no longer had securities under agreements to repurchase as a funding source. At December 31, 2014, we had $25.0 million of securities sold under agreements to repurchase with a fixed rate of 2.98% and a scheduled maturity of January 1, 2015. The underlying securities were MBS with a book value of $35.9 million as of December 31, 2014.

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

PERSONNEL

As of December 31, 2015, we had 947 full-time equivalent Associates (employees). Our Associates are not represented by a collective bargaining unit. We believe our relationship with our Associates is very good, as evidenced by our being named a “Top Workplace” by an independent survey of our Associates for the last ten years.

REGULATION

Overview

The Company and the Bank are subject to extensive federal and state banking laws, regulations, and policies that are intended primarily for the protection of depositors. The Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the banking system as a whole, are not for the protection of our other creditors and stockholders. The Office of the Comptroller of the Currency (OCC) is the Bank’s primary regulator and the Federal Reserve is the Company’s primary regulator.

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

In 2010, the President signed into law the Dodd-Frank Act. This Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including depository institutions. The new law also established the Consumer Financial Protection Bureau as an independent agency within the Federal Reserve. The following discussion summarizes significant aspects of the new law that may affect us. Certain significant regulations under the Dodd-Frank Act have not been finalized and therefore we cannot yet determine the full impact on our business and operations.

The following aspects of the Dodd-Frank Act, among others, are related to the operations of our Bank:

•

The Office of Thrift Supervision, formerly the primary regulator of federal savings associations and savings and loan holding companies, was merged into the OCC and the Federal Reserve and the federal savings association charter has been preserved under OCC jurisdiction.

•

The Consumer Financial Protection Bureau has been established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Depository institutions of less than $10 billion in total assets, like our Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	The prohibition on payment of interest on demand deposits has been repealed.

•

Federal preemption of state laws applied to federal savings associations has been amended. Now, state law is preempted with respect to federal savings associations to the same extent such laws would be preempted with respect to a national bank. A state consumer financial law is preempted whenever it has a discriminatory intent or effect on a federal savings association compared to state-chartered institutions; prevents or significantly interferes with a federal savings association’s federal powers; or it is preempted by a federal law other than the National Bank Act. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state consumer financial law or other state law with substantively equivalent terms. In addition, state consumer financial laws are no longer preempted with respect to the activities of a federal savings association’s subsidiaries.

•	Deposit insurance coverage has been permanently increased to $250,000 per depositor per insured depository institution.

•	The deposit insurance assessment base has been changed to equal a depository institution’s total consolidated assets minus the sum of its average tangible equity during the assessment period.

•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35% of estimated annual insured deposits or assessment base. However, the FDIC was directed to offset the effect of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the Dodd-Frank Act, among others, are related to the operations of the Company:

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

•

Public companies are required to provide their shareholders with a nonbinding vote (i) at least once every three years on the compensation paid to executives, and (ii) at least once every six years on whether they should have such “say on pay” vote every one, two or three years.

•	Additional provisions, including some not specifically aimed at savings associations and savings and loan holding companies, nonetheless may have an impact on us.

Some of these provisions have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. We expect that the Dodd-Frank Act will continue to increase our operating and compliance costs. Specific impacts of the Dodd-Frank Act on our current activities or new financial activities will become evident in the future, and our financial performance and the markets in which we operate will continue to depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Some aspects of the Dodd-Frank Act continue to be subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers, or the financial industry in general.

RECENT LEGISLATION

Basel III

In 2013, the Federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision (BCBS) capital guidelines for U.S. banking organizations. Under the final rules as of January 2015, minimum requirements increased for both the quantity and quality of capital maintained by the Company and the Bank. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of total capital to risk-weighted assets of 8.0%, and required a minimum Tier 1 leverage ratio of 4.0%. The final rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. This capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The final rules also revised the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments).

The phase-in period for the final rules began for us on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. As of December 31, 2015, WSFS Bank was “well-capitalized” under the capital rules.

In October 2014, the BCBS published Basel III: The Net Stable Funding Ratio. The NSFR is a significant component of Basel III as it requires banking organizations to maintain a stable funding position in relation to their on- and off-balance sheet activities over a one year horizon. It is being implemented to reduce the likelihood that disruptions to a banking organization’s normal source of funding will not significantly erode its liquidity position. This requirement will become effective January 1, 2018. The BCBS’ NSFR applies to internationally active banking organizations, but may also be applied to other banking organizations. The U.S. banking regulators have not yet proposed a rule implementing the

NSFR, and as such, it is not known whether the NSFR will apply to banking organizations of our size and profile in the U.S. We are mindful of this and other potential risk management and reporting requirements. Management will continue to monitor any additional developments and their potential impact to our liquidity requirements.

Debit Card Interchange Fees

The Federal Reserve has issued rules under the Electronic Funds Transfer Act, as amended by the Dodd-Frank Act, to limit interchange fees that an issuer may receive or charge for an electronic debit card transaction. Under the rules, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction. In addition, the rules allow for an upward adjustment of no more than one cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the rule.

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

The Company is also a public company subject to the reporting requirements of the SEC. Certain reports that we file with or furnish to the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available free of charge on the investor relations page of our website at www.wsfsbank.com by following the link, “About WSFS” followed by “Investor Relations”. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

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

Safe and Sound Banking Practices

Savings and loan holding companies and their non-bank subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or constitute violations of laws or regulations. For example, for bank holding companies, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so. The Federal Reserve may apply same or similar standards to savings and loan holding companies. The Federal Reserve can assess civil money penalties on a party for activities conducted on a knowing or reckless basis, if those activities caused more than a minimal loss to an institution or pecuniary gain to the party. The penalties can be as high as $425,000 for each day the activity continues.

Source of Strength

In accordance with FDIA, the Company is expected to act as a source of financial and managerial strength to the Bank. Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it.

The Dodd-Frank Act added additional guidance regarding the source of strength doctrine and has directed the regulatory agencies to promulgate regulations to revise the capital requirements for holding companies to a level that is not less than those applicable to insured depository institutions.

Dividends

The principal source of the Company’s cash is from dividends from the Bank. Our earnings and activities are affected by federal, state and local laws and regulations. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve that holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future capital needs and current and prospective financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with this policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the Federal Reserve’s policy statement.

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

Cypress

Cypress is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and as such is supervised by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Noncompliance with the Investment Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

Regulation of WSFS Bank

General

As a federally chartered savings institution the Bank is subject to regulation, examination and supervision by the OCC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank must file reports with the OCC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve.

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

The revised capital rules define common equity Tier 1 capital as predominantly comprised of common stock instruments (including retained earnings), related surplus, certain minority interests in the equity accounts of fully consolidated subsidiaries (subject to certain limitations), less certain intangible assets and, subject to certain limitations, mortgage and non-mortgage servicing rights and deferred tax assets. Additional Tier 1 capital includes noncumulative perpetual preferred stock and related surplus, and certain minority interests in the equity accounts of fully consolidated subsidiaries not included in common equity Tier 1 capital (subject to certain limitations). Tier 2 capital includes subordinated debt with a minimum original maturity of five years, related surplus, certain minority interests in in the equity accounts of fully consolidated subsidiaries not included in Tier 1 capital (subject to certain limitations), and limited amounts of a bank’s allowance for loan and lease losses (ALLL). Tangible capital is given the same definition as Tier 1 capital. The capital rules require that common equity Tier 1 capital be reduced by an amount equal to a savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

The risk weights assigned by the risk-based capital regulation range from 0% for cash, U.S. government securities, and certain other assets, 50% for qualifying residential mortgage exposures, 100% for corporate exposures and non-qualifying mortgage loans and certain other assets, to over 100% for certain past-due exposures and equity exposures.

At December 31, 2015, the Bank was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, tangible capital and leverage capital requirements.

The Company is subject to similar minimum capital requirements as the Bank, except that the Company is not subject to a tangible capital ratio. As of December 31, 2015, the Company was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, and leverage capital requirements. For the Company to be “well capitalized,” the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. As of December 31, 2015, the Company met all the requirements to be deemed well-capitalized.

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

Federal Reserve System

Pursuant to regulations of the Federal Reserve, a savings institution must maintain reserves against its transaction accounts. During 2015, no reserves were required to be maintained on the first $14.5 million of transaction accounts, reserves of 3% were required to be maintained against the next $89.1 million of transaction accounts and a reserve of 10% was required to be maintained against all remaining transaction accounts. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets.

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

ITEM 1A. RISK FACTORS

As a financial services organization, we are subject to a number of risks inherent in our transactions and present in the business decisions we make. Described below are the primary risks and uncertainties that if realized could have a material and adverse effect on our business, financial condition, results of operations or cash flows, and our access to liquidity. The risks and uncertainties described below are not the only risks we face.

We have identified our major risk categories as: market risk, credit risk, capital and liquidity risk, compliance risk, operational risk, strategic risk, reputational risk and model risk. These risk factors and other risks we may face are discussed in more detail in other sections of this report. You should carefully consider the following risks, in addition to the other information in this report, before deciding to invest in our securities.

Risks Related to WSFS

1. Market Risk

Difficult market conditions and unfavorable economic trends could adversely affect our industry and our business.

We are exposed to downturns in the Delaware, mid-Atlantic and overall U.S. economy and housing markets. While certain economic conditions in the United States have shown signs of improvement in recent years, economic growth has been slow and uneven as consumers continue to recover from previously high unemployment rates, lower housing values, concerns about the level of U.S. government debt and fiscal actions that may be taken to address this, as well as economic and political conditions in the global markets. Unfavorable economic trends, sustained high unemployment, and declines in real estate values can cause a reduction in the availability of commercial credit and can negatively impact the credit performance of commercial and consumer loans, resulting in increased write-downs. These negative trends can cause economic pressure on consumers and businesses and diminish confidence in the financial markets, which may adversely affect our business, financial condition, results of operations and ability to access capital. A worsening of these conditions, such as a recession or economic slowdown, would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:

•	An increase in the number of customers unable to repay their loans in accordance with the original terms, which could result in a higher level of loan losses and provision for loan losses;

•	Impaired ability to assess the creditworthiness of customers as the models and approaches we use to select, manage and underwrite our customers become less predictive of future performance;

•

Impaired ability to estimate the losses inherent in our credit exposure as the process we use to make such estimates requires difficult, subjective and complex judgments based on forecasts of economic or market conditions that might impair the ability of our customers to repay their loans, and this estimating process becomes less accurate and thus less reliable as economic conditions worsen;

•	Increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to commercial credit;

•	Impaired ability to access the capital markets or otherwise obtain needed funding on attractive terms or at all;

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

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of our different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. The results of our interest rate sensitivity simulation models depend upon a number of assumptions which may prove to be inaccurate. There can be no assurance that we will be able to successfully manage our interest rate risk. In addition, increases in market interest rates and/or adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our non-interest income, as a result of reduced demand for residential mortgage loans that we pre-sell.

The market value of our investment securities portfolio may be impacted by the level of interest rates and the credit quality and strength of the underlying collateral.

As of December 31, 2015, we owned investment securities classified as available-for-sale with an aggregate historical cost of $724.1 million and an estimated fair value of $721.0 million. Future changes in interest rates may reduce the market value of these and other securities.

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

In addition, our securities portfolio is subject to risk as a result of our exposure to the credit quality and strength of the issuers of the securities or the collateral backing such securities. Any decrease in the value of the underlying collateral will likely decrease the overall value of our securities, affecting equity and possibly impacting earnings.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Such events could materially and adversely affect our results of operations.

2. Credit Risk

Significant increases of nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.

Our nonperforming assets (which consist of nonaccrual loans, assets acquired through foreclosure and troubled debt restructurings), totaled $39.9 million at December 31, 2015. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for loan losses which reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from daily operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on our earnings. Significant increases in the level of our nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.

Our loan portfolio includes a substantial amount of commercial real estate, construction and land development and commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

Our commercial loan portfolio, which includes commercial and industrial loans, commercial real estate loans and construction and land development loans, totaled $3.14 billion at December 31, 2015, comprising 83% of net loans. Commercial real estate loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by our customers would adversely affect our earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the larger size of loan balances, and the potential that adverse changes in general economic conditions can adversely affect income-producing properties. A portion of our commercial real estate, construction and land development and commercial and industrial loan portfolios includes a balloon payment feature. A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

Furthermore, commercial and industrial loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company suffers difficulties, including reduction in sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.

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

We make various assumptions and judgments about the collectability of the loans in our portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable or incurred losses in our loan portfolio, resulting in unanticipated losses and additions to our allowance for loan losses. While we believe that our allowance for loan losses was adequate at December 31, 2015, there is no assurance that it will be sufficient to cover future loan losses, especially if there is a significant deterioration in economic conditions. Material additions to our allowance could materially decrease our net income.

3. Capital and Liquidity Risk

Our inability to grow deposits in the future could materially adversely affect our liquidity and ability to grow our business.

A key part of our future growth strategy is to grow deposits. The market for deposits is highly competitive, with intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, features and benefits of our products, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to originate and maintain deposits is also highly dependent on the strength of the Bank and the perceptions of customers and others of our business practices and our financial health. Adverse perceptions regarding our reputation could lead to difficulties in attracting and retaining deposits accounts. Negative public opinion could result from actual or alleged conduct in a number of areas, including lending practices, regulatory compliance, inadequate protection of customer information or sales and marketing activities, and from actions taken by regulators or others in response to such conduct.

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

The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2015, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets)

in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.

We could experience an unexpected inability to obtain needed liquidity.

Liquidity is essential to our business, as we use cash to fund loans and investments, other interest-earning assets and deposit withdrawals that occur in the ordinary course of our business. We also are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Our principal sources of liquidity include customer deposits, FHLB borrowings, brokered certificates of deposit, sales of loans, repayments to the Bank from borrowers and paydowns and sales of investment securities. Our ability to obtain funds from these sources could become limited, or our costs to obtain such funds could increase, due to a variety of factors, including changes in our financial performance or, the imposition of regulatory restrictions on us, adverse developments in the capital markets, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole. If our ability to obtain necessary funding is limited or the costs of such funding increase, our ability to meet our obligations or grow our banking business would be adversely affected and our financial condition and results of operations could be harmed.

Restrictions on our subsidiaries’ ability to pay dividends to us could negatively affect our liquidity and ability to pay dividends.

We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our Bank and certain of our nonbank subsidiaries may pay us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our subsidiaries to pay dividends to us could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels; we may not be able to make dividend payments to our common stockholders.

4. Compliance Risk

We are subject to extensive regulation which could have an adverse effect on our operations.

We are subject to extensive federal and state regulation, supervision and examination governing almost all aspects of our operations. The laws and regulations governing our business are intended primarily to protect depositors, our customers, the public, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, and not our shareholders or holders of our debt. Since July 21, 2011, the Federal Reserve has been the primary federal regulator for the Company and the OCC has been the Bank’s primary regulator. The banking laws, regulations and policies applicable to us govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, and general business operations, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, establishment of new offices and the maximum interest rate that may be charged by law. In addition, federal and state banking regulators have broad authority to supervise our banking business, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation or administrative order. Failure to appropriately comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

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

Some of the regulatory changes mandated by the Dodd Frank Act have increased our expenses, decreased our revenues and changed the activities in which we choose to engage. Some of these and other provisions of the Dodd-Frank Act remain subject to regulatory rulemaking and implementation, the effects of which are not yet known. We may be forced to invest significant management attention and resources to make any necessary changes related to the Dodd-Frank Act and any regulations promulgated thereunder, which may adversely affect our business, results of operations, financial condition or prospects. We cannot predict the specific impact and long-term effects the Dodd-Frank Act and the regulations promulgated thereunder will have on our financial performance, the markets in which we operate and the financial industry generally.

In addition to changes resulting from the Dodd-Frank Act, in July 2013, the Federal Reserve, FDIC and the OCC approved final rules (Final Capital Rules) implementing revised capital rules to reflect the requirements of the Dodd-Frank Act and the Basel III international capital standards. Under the Final Capital Rules, minimum requirements have increased both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The Final Capital Rules also establish a new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the Final Capital Rules. The Final Capital Rules became applicable to us beginning on January 1, 2015 with conservation buffers phasing in over the subsequent 5 years.

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

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The fiscal, monetary and regulatory policies of the federal government and its agencies could have a material adverse effect on our results of operations.

The Federal Reserve regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

If we fail to comply with legal standards, we could incur liability to our clients or lose clients, which could negatively affect our earnings.

Managing or servicing assets with reasonable prudence in accordance with the terms of governing documents and applicable laws is important to client satisfaction, which in turn is important to the earnings and growth of our investment businesses. Failure to comply with these standards, adequately manage these risks or manage the differing interests often involved in the exercise of fiduciary responsibilities could also result in liability.

5. Operational Risk

Impairment of goodwill and/or intangible assets could require charges to earnings, which could negatively impact our results of operations.

Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions. At December 31, 2015, we had $95.3 million of goodwill and intangible assets. We evaluate goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount. Although we have determined that goodwill and other intangible assets were not impaired during 2015, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. Any future write-down of the goodwill or intangible assets could result in a material charge to earnings.

Our results of operations and financial condition could be materially adversely affected if our Cash Connect division’s established policies, procedures and controls are inadequate to prevent a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through insurance.

The profitability of our Cash Connect segment depends to a large degree on its ability to accurately and efficiently distribute, track, and settle large amounts of cash to its customers’ ATMs which, in turn, depends on the successful implementation and monitoring of a comprehensive series of financial and operational controls that are designed to help prevent, detect, and recover any potential loss of funds. These controls require the implementation and maintenance of complex proprietary software, the ability to track and monitor an extensive network of armored car companies, and the ability to settle large amounts of electronic funds transfers (EFT) from various ATM networks. There is a risk that those associated with armored car companies, ATM networks and processors, ATM operators, or other parties may misappropriate funds belonging to Cash Connect. Cash Connect has experienced such occurrences in the past. If our Cash Connect division’s established policies, procedures and controls are inadequate, or not properly executed to prevent or detect a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through any insurance maintained by us, our results of operations or financial condition could be materially affected.

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

From time to time we have and may become party to various litigation claims and legal proceedings. Management evaluates these claims and proceedings to assess the likelihood of unfavorable outcomes and estimates, if possible, the amount of potential losses. We may establish a reserve, as appropriate, based upon our assessments and estimates in accordance with accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on the judgment of our management with respect to those assessments, estimates and disclosures. Litigation and legal proceedings may result in the incurrence of significant liabilities, including payment of damages, fees and expenses related to the litigation, and/or penalties and fines. Further, actual outcomes or losses may differ materially from assessments and estimates, which could adversely affect our reputation, financial condition and results of operations.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

Failures in, or breaches of, our computer systems and network infrastructure, or those of our third party vendors or other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Cybersecurity breaches and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and damage to our reputation, and may discourage current and potential customers from using our Internet banking services. As customer, public and regulatory expectations regarding operational and information security have increased, we have added additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. We continue to investigate cost effective measures as well as insurance protection; however, any mitigation activities may not prevent or detect future potential losses from system failures or cybersecurity breaches.

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

Errors, breakdowns in controls or other mistakes in the provision of services to clients or in carrying out transactions for our own account can subject us to liability, result in losses or negatively affect our earnings in other ways.

In our asset servicing, investment management, fiduciary administration and other business activities, we effect or process transactions for clients and for us that involve very large amounts of money. Failure to properly manage or mitigate operational risks can have adverse consequences, and increased volatility in the financial markets may increase the magnitude of resulting losses. Given the high volume of transactions we process, errors that affect earnings may be repeated or compounded before they are discovered and corrected.

Our business may be adversely impacted by litigation and regulatory enforcement.

Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. Our trust, custody and investment management businesses are particularly subject to this risk. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, as a publicly-held company, we are subject to the risk of claims under the federal securities laws, and volatility in our stock price and those of other financial institutions increases this risk. Actions brought against us may result in injunctions, settlements, damages, fines or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Even if we defend ourselves successfully, the cost of litigation is often substantial, and public reports regarding claims made against us may cause damage to our reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies and stockholders, consequently negatively affecting our earnings. In the ordinary course of our business, we also are subject to various regulatory, governmental and enforcement inquiries, investigations and subpoenas. These may be directed generally to participants in the businesses in which we are involved or may be specifically directed at us. In enforcement matters, claims for disgorgement, the imposition of civil and criminal penalties and the imposition of other remedial sanctions are possible.

6. Strategic Risk

Our business strategy includes significant investment in growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth and investment in infrastructure effectively.

We are pursuing a significant growth strategy for our business. Our growth initiatives have required us to recruit experienced personnel to assist in such initiatives. The failure to retain such personnel would place significant limitations on our ability to successfully execute our growth strategy. In addition, as we expand our lending beyond our current market areas, we could incur additional risk related to those new market areas. We may not be able to expand our market presence in our existing market areas or successfully enter new markets.

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

We originate, sell, service and invest in reverse mortgages, which subjects us to additional risks that could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.

We originate, sell, service and invest in reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Generally, a reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until the borrower dies, moves out of the home or the home is sold.

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

7. Reputational Risk

Damage to our reputation could significantly harm our businesses.

Our ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by our reputation. Public perception of the financial services industry has declined as a result of the recent economic downturn and related government response. We face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, significant or numerous failures, interruptions or breaches of our information systems, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry may have a significant adverse effect on our reputation. We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses.

Our Wealth Management segment is subject to a number of risks, including reputational risk.

Our Wealth Management segment derives the majority of its revenue from noninterest income which consists of trust, investment and other servicing fees. Success in this business segment is highly dependent on reputation. Our ability to attract trust and wealth management clients is highly dependent upon external perceptions of this division’s level of service, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage the division’s and our reputation among existing customers and corporate clients, which could make it difficult for the Wealth Management segment to attract new clients and maintain existing ones. Adverse developments with respect to the financial services industry may also, by association, negatively impact the segment’s or our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Although we monitor developments for areas of potential risk to the division’s and our reputation and brand, negative perceptions or publicity could materially and adversely impact both revenue and net income.

8. Model Risk

The quantitative models we use to manage certain accounting and risk management functions may not be effective, which may cause material adverse effects on our results of operations and financial condition.

We use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including estimating probable loan losses, measuring the fair value of financial instruments when reliable market prices are unavailable and estimating the effects of changing interest rates and other market measures on our financial condition and results of operations. Our modeling methodologies rely on many assumptions, historical analyses and correlations. These assumptions may be incorrect, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, bad data, misuse of data, or the use of a model for a purpose outside the scope of the model’s design.

As a result, our models may not capture or fully express the risks we face, may suggest that we have sufficient capitalization when we do not, or may lead us to misjudge the business and economic environment in which we will operate. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management or other business or financial decisions. Furthermore, strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable, and as a result, we may realize losses or other lapses.

Banking regulators continue to focus on the models used by banks and bank holding companies in their businesses. The failure or inadequacy of a model may result in increased regulatory scrutiny on us or may result in an enforcement action or proceeding against us by one of our regulators.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in 500 Delaware Ave., Wilmington, Delaware where we lease 87,819 square feet of space. At December 31, 2015, we conducted our business through 51 full-service branches located in Delaware and southeastern Pennsylvania. Eight of our branches were owned while all other facilities were leased.

In addition to our branch network, we lease office space for four loan production offices located in Delaware, southeastern Pennsylvania and Virginia and we lease seven other facilities in Delaware, southeastern Pennsylvania and Nevada to house operational activities, Cash Connect and Wealth Management. At December 31, 2015, our premises and equipment had a net book value of $39.6 million. All of these properties are generally in good condition and are appropriate for their intended use.

While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion. However, there are no current plans to lease, purchase or construct additional administrative facilities.

For additional detail regarding our properties and equipment, see Note 8 to our Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

For information regarding to legal proceedings, see Note 23 to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “WSFS”. At December 31, 2015, we had 1,030 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

The closing market price of our Common Stock at December 31, 2015 was $32.36.

		Stock Price Range
		Low	High	Dividends
2015	4th	$27.51	$35.42	$0.06
	3rd	26.26	29.44	0.05
	2nd	23.59	27.98	0.05
	1st	24.34	26.67	0.05

				$0.21

2014	4th	$23.38	$26.66	$0.05
	3rd	22.41	25.65	0.04
	2nd	21.25	24.73	0.04
	1st	22.44	26.11	0.04

				$0.17

Share Repurchases:

Commencing in November, 2015, the Company’s Board of Directors approved authorizations to purchase, in the aggregate, up to 1,492,661 shares of Common Stock.

The following table provides information regarding our purchases of Common Stock during the fourth quarter of 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
December 1, 2015 - December 31, 2015	100,000	$33.80	100,000	1,400,565

Total	100,000	$33.80	100,000

COMPARATIVE STOCK PERFORMANCE GRAPH

The graph and table which follow show the cumulative total return on our Common Stock over the last five years compared with the cumulative total return of the Dow Jones Total Market Index and the Nasdaq Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total return on our Common Stock or the indices equals the total increase in value since December 31, 2010, assuming reinvestment of all dividends paid into the Common Stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2010 in our Common Stock and in each of the indices. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN

COMPARED WITH PERFORMANCE OF SELECTED INDEXES

December 31, 2010 through December 31, 2015

	December 31, 2010 through December 31, 2015 Cumulative Total Return
	2010	2011	2012	2013	2014	2015
WSFS Financial Corporation	$100	$77	$91	$169	$168	$214
Dow Jones Total Market Index	100	108	119	155	170	171
Nasdaq Bank Index	100	90	106	150	157	171

ITEM 6. SELECTED FINANCIAL DATA

(In Thousands, Except Per Share and Branch Data)	2015	2014	2013	2012	2011
At December 31,
Total assets	$5,585,962	$4,853,320	$4,515,763	$4,375,148	$4,289,008
Net loans (1) (5)	3,770,857	3,185,159	2,936,467	2,736,674	2,712,774
Reverse mortgages	24,284	29,298	37,328	19,229	15,722
Investment securities (2)	886,891	866,292	817,115	900,839	856,071
Other investments	30,709	23,412	36,201	31,796	35,765
Total deposits	4,016,566	3,649,235	3,186,942	3,274,963	3,135,304
Borrowings (3)	812,200	545,764	759,830	515,255	656,609
Trust preferred borrowings	67,011	67,011	67,011	67,011	67,011
Senior Debt	55,000	55,000	55,000	55,000	—
Stockholders’ equity	580,471	489,051	383,050	421,054	392,133
Number of full-service branches	51	43	39	41	40
For the Year Ended December 31,
Interest income	$182,576	$160,337	$146,922	$150,287	$158,642
Interest expense	15,776	15,830	15,334	23,288	32,605

Net interest income	166,800	144,507	131,588	126,999	126,037
Noninterest income	88,255	78,278	80,151	86,693	63,588
Noninterest expenses	163,459	146,645	131,755	133,345	127,476
Provision for loan losses	7,790	3,580	7,172	32,053	27,996
Provision for income taxes	30,273	18,803	25,930	16,984	11,475
Net Income	53,533	53,757	46,882	31,311	22,677
Dividends on preferred stock and accretion of discount	—	—	1,633	2,770	2,770
Net income allocable to common stockholders	53,533	53,757	45,249	28,541	19,907
Earnings per share allocable to common stockholders:
Basic	1.88	1.98	1.71	1.09	0.77
Diluted	1.85	1.93	1.69	1.08	0.76
Interest rate spread	3.79%	3.62%	3.51%	3.39%	3.49%
Net interest margin	3.87	3.68	3.56	3.46	3.60
Efficiency ratio	63.52	65.76	62.42	62.19	66.85
Noninterest income as a percentage of total revenue (4)	34.29	34.82	37.64	40.43	33.34
Return on average assets	1.05	1.17	1.07	0.73	0.56
Return on average equity	10.24	12.21	11.60	7.66	5.96
Return on tangible common equity	12.06	13.80	13.60	9.15	7.03
Average equity to average assets	10.31	10.33	8.62	9.58	9.34
Tangible equity to assets	8.84	9.00	7.69	8.93	8.41
Tangible common equity to assets	8.84	9.00	7.69	7.72	7.18
Ratio of nonperforming assets to total assets	0.71	1.08	1.06	1.43	2.14
Ratio of allowance for loan losses to total gross loans	0.98	1.23	1.40	1.58	1.92
Ratio of allowances for loan losses to nonaccruing loans	175	164	133	92	75
Ratio of charge-offs to average gross loans	0.29	0.18	0.33	1.49	1.32

(1)	Includes loans held-for-sale.
(2)	Includes securities available-for-sale, held-to-maturity, and trading.
(3)	Borrowings consist of FHLB advances, securities sold under agreement to repurchase and other borrowed funds.
(4)	Computed on a fully tax-equivalent basis.
(5)	Net of unearned income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a thrift holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, WSFS Bank, the seventh oldest bank continuously operating under the same name in the United States. At nearly $5.6 billion in assets and $13.2 billion in fiduciary assets, WSFS Bank is also the largest bank and trust company headquartered in Delaware and the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other financial institutions. A fixture in the community, the Bank has been in operation for more than 184 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remains a leader in our community. We are a relationship-focused, locally-managed, banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Service growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $3.1 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and by offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. We service our customers primarily from our 63 offices located in Delaware (44), Pennsylvania (17), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches and mortgage and title services through those branches and through Pennsylvania-based WSFS Mortgage/Array Financial.

WSFS Mortgage/Array Financial is a mortgage banking and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.

On October 9, 2015 we completed the acquisition of Alliance Bancorp, Inc. of Pennsylvania (Alliance) and its wholly owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. We expect this acquisition to build our market share, expand our customer base and enhance our fee income. The results of Alliance’s operations are included in our Consolidated Financial Statements since the date of the acquisition.

Our Cash Connect segment manages $581 million in vault cash in over 16,000 non-bank ATMs nationwide and provides related services such as, online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect also operates 467 ATMs for the Bank, which has, by far, the largest branded ATM network in Delaware.

As a provider of ATM Vault Cash to the U.S. ATM industry, Cash Connect is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 15-year history, Cash Connect periodically has been exposed to theft from armored courier companies and consistently has been able to recover any losses through its risk management strategies.

The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC (Cypress) is a registered investment advisor with $637.8 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. Christiana Trust, with $12.58 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. WSFS

Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

The company has two consolidated subsidiaries, WSFS Bank and Cypress, and one unconsolidated subsidiary, WSFS Capital Trust III (the Trust). WSFS Bank has three wholly owned subsidiaries, WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services, LLC (Monarch).

RESULTS OF OPERATIONS

We recorded net income of $53.5 million, or $1.85 per share for the year ended December 31, 2015 a $224,000 decrease compared to $53.8 million, or $1.93 per share for the year ended December 31, 2014. Results for 2014 included a one-time tax benefit of $6.7 million, or $0.24 per share and $3.6 million (pre-tax), or $0.08 per share, less in corporate development expenses. Earnings for 2015 were impacted by a significant increase in net interest income driven by both organic growth and the acquisition of Alliance in October 2015. Additionally, our Trust and Wealth Management business and Mortgage banking business continued to see significant growth over the prior year. Offsetting the growth in interest income was an increase to the provision for loan losses of $4.2 million for the full year 2015 compared to the full year 2014 driven by one large C&I credit that had a net charge-off of $5.7 million during 2015. Lastly, we saw an increase of $16.9 million in our operating expenses during the year, reflecting growth in ongoing operating costs from our recent acquisition of Alliance and the investment in the related infrastructure and staffing costs to support our growth.

We recorded net income of $53.8 million for the year ended December 31, 2014, a $6.9 million or 15% increase compared to $46.9 million for the year ended December 31, 2013. Income allocable to common stockholders was $53.8 million, or $1.93 per diluted common share for the year ended December 31, 2014, compared to income allocable to common shareholders of $45.2 million, or $1.69 per diluted common share (a 14.2% increase in diluted EPS) for the year ended December 31, 2013. Earnings for 2014 were impacted by a significant increase in net interest income driven by both organic growth and the acquisition of FNBW completed during 2014. Earnings also benefited from a one-time tax benefit of approximately $6.7 million due to the legal call of our reverse mortgage trust bonds. Also favorably impacting earnings for 2014 was the provision for loan losses of $3.6 million for the full year 2014, a $3.6 million decrease from the full year 2013. Additionally, our Trust and Wealth Management business grew significantly over the prior year. Partially offsetting these increases was a decrease in noninterest income driven by a one-time reverse mortgage consolidation gain recognized in 2013 and lower securities gains in 2014. Lastly, we saw an increase in our operating expenses during 2014. Similar to the year-over-year increase in 2015, the growth in operating costs was from two acquisitions (FNBW and Array/Arrow), organic hiring of additional revenue-generating professionals, investment in the related infrastructure and staffing costs to support these activities and additional compliance personnel.

Net Interest Income

Net interest income increased $22.3 million, or 15%, to $166.8 million in 2015 while net interest margin increased 19 basis points to 3.87% in 2015 compared to 3.68% in 2014. The increase in net interest income was due to positive performance in our portfolio of purchased loans and improvement in our balance sheet mix, as well as strong organic and acquisition growth.

Net interest income increased $12.9 million, or 10%, to $144.5 million in 2014, while net interest margin increased 12 basis points to 3.68% in 2014 compared to 3.56% in 2013. The annual increase in both net interest income and net interest margin occurred despite yield curve and competitive pressures, and was primarily due to growth, including the FNBW acquisition, improved balance sheet mix and continued focus on pricing discipline.

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

Year Ended December 31,	2015 vs. 2014			2014 vs. 2013
(In Thousands)	Volume	Yield/Rate	Net	Volume	Yield/Rate	Net
Interest Income:
Commercial real estate loans	$4,909	$2,429	$7,338	$3,945	$(1,669)	$2,276
Residential real estate loans	422	368	790	(589)	(475)	(1,064)
Commercial loans (1)	9,429	1,274	10,703	5,925	(315)	5,610
Consumer loans	1,043	(123)	920	1,323	(650)	673
Loans held for sale	628	(206)	422	100	315	415
Mortgage-backed securities	636	25	661	(296)	973	677
Investment securities (2)	290	98	388	759	834	1,593
Reverse mortgages	(1,147)	1,317	170	947	1,315	2,262
FHLB Stock and deposits in other banks	(20)	867	847	149	824	973

Favorable (unfavorable)	16,190	6,049	22,239	12,263	1,152	13,415

Interest expense:
Deposits:
Interest-bearing demand	52	2	54	71	11	82
Money market	365	623	988	22	337	359
Savings	8	48	56	5	8	13
Customer time deposits	158	(1,159)	(1,001)	(568)	(85)	(653)
Brokered certificates of deposits	(95)	13	(82)	156	13	169
FHLB advances	87	494	581	89	464	553
Trust Preferred borrowings	(35)	96	61	—	(21)	(21)
Reverse mortgage bonds payable	—	—	—	(21)	21	—
Senior debt	—	—	—	—	(5)	(5)
Other borrowed funds	(710)	(1)	(711)	(1)	—	(1)

(Favorable) unfavorable	(170)	116	(54)	(247)	743	496

Net change, as reported	$16,360	$5,933	$22,293	$12,510	$409	$12,919

(1)	The tax-equivalent income adjustment is related to commercial loans.
(2)	The tax-equivalent income adjustment is related to municipal securities.

The increase in net interest income attributable to yield for commercial real estate loans and commercial loans in 2015 when compared to 2014 was primarily the result of positive performance on purchased loans, including one large commercial mortgage pay-off. The increase in net interest income attributable to yield for reverse mortgages was primarily due to loan maturities and pay-offs. Net interest income from FHLB Stock increased in 2015 when compared to 2014 primarily due to a special one-time dividend payment of $808,000 during 2015. The decrease in net interest expense attributable to yield for customer time deposits in 2015 when compared to 2014 was the result of allowing older, higher-rate time deposits to run-off as a part of net interest margin management.

In 2014 when compared to 2013, interest income attributable to yield on mortgage-backed securities and investment securities increased due to sales of lower yielding mortgage-back securities and the purchase of higher yielding municipal bonds. Further, interest income attributable to yield on reverse mortgages increased due to loan maturities and pay-offs, and interest income on FHLB Stock increased due to higher dividends. These increases were partially offset by a decrease in net interest income attributable to yield on our loan portfolios held for investment primarily due to a continued competitive loan pricing environment.

The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2015			2014			2013
(In Thousands)	Average Balance	Interest & Dividends	Yield/ Rate (1)	Average Balance	Interest & Dividends	Yield/ Rate (1)	Average Balance	Interest & Dividends	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$1,057,662	$52,189	4.93%	$878,627	$40,922	4.66%	$797,384	$37,842	4.75%
Residential real estate loans	262,291	10,645	4.06	241,261	9,434	3.91	235,803	9,492	4.03
Commercial loans	1,765,540	79,349	4.47	1,636,843	72,575	4.40	1,519,320	67,768	4.43
Consumer loans	337,146	15,037	4.46	314,010	14,117	4.50	288,658	13,445	4.66
Loans Held For Sale	—	—	—	—	—	—	18,922	591	3.12

Total loans	3,422,639	157,220	4.61	3,070,741	137,048	4.46	2,860,087	129,138	4.52
Mortgage-backed securities (3)	727,999	14,173	1.95	695,306	13,511	1.94	711,443	12,834	1.80
Investment securities (3)	161,865	3,672	3.29	150,419	3,285	3.21	95,795	1,692	2.50
Reverse mortgage related assets	26,473	5,299	20.02	33,087	5,129	15.50	25,777	2,867	11.12
Other interest-earning assets	29,247	2,212	7.56	32,232	1,364	4.23	34,516	391	1.13

Total interest-earning assets	4,368,223	182,576	4.23	3,981,785	160,337	4.08	3,727,618	146,922	3.97

Allowance for loan losses	(39,269)			(41,298)			(43,014)
Cash and due from banks	89,269			81,390			81,301
Cash in non-owned ATMs	412,582			370,789			411,988
Bank owned life insurance	79,833			67,548			63,012
Other noninterest-earning assets	164,734			139,478			124,484

Total assets	$5,075,372			$4,599,692			$4,365,389

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$695,890	$666	0.10%	$642,046	$611	0.10%	$566,848	$529	0.09%
Money market	966,589	2,469	0.26	794,292	1,482	0.19	779,023	1,123	0.14
Savings	414,484	288	0.07	400,759	231	0.06	391,047	217	0.06
Customer time deposits	472,921	3,056	0.65	472,512	4,059	0.86	530,496	4,712	0.89

Total interest-bearing customer deposits	2,549,884	6,479	0.25	2,309,609	6,383	0.28	2,267,414	6,581	0.29
Brokered deposits	195,454	687	0.35	222,567	768	0.35	177,396	599	0.34

Total interest-bearing deposits	2,745,338	7,166	0.26	2,532,176	7,151	0.28	2,444,810	7,180	0.29
FHLB advances	621,024	3,008	0.48	600,172	2,427	0.40	573,989	1,874	0.32
Trust preferred borrowings	67,011	1,362	2.00	67,011	1,321	1.94	67,011	1,342	1.98
Reverse mortgage bonds payable	—	—	—	—	—	—	6,757	60	0.88
Senior debt	55,000	3,766	6.85	55,000	3,766	6.85	55,000	3,771	6.86
Other borrowed funds (4)	134,517	474	0.35	150,174	1,165	0.78	143,131	1,107	0.77

Total interest-bearing liabilities	3,622,890	15,776	0.44	3,404,533	15,830	0.46	3,290,698	15,334	0.47

Noninterest-bearing demand deposits	884,897			718,989			638,397
Other noninterest-bearing liabilities	44,660			35,897			32,265
Stockholders’ equity	522,925			440,273			404,029

Total liabilities and stockholders’ equity	$5,075,372			$4,599,692			$4,365,389

Excess of interest-earning assets over interest-bearing liabilities	$745,333			$577,252			$436,920

Net interest and dividend income		$166,800			$144,507			$131,588

Interest rate spread			3.79%			3.62%			3.51%

Net interest margin			3.87%			3.68%			3.56%

See “Notes”

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Average balances include nonperforming loans and are net of unearned income.

(3)	Includes securities available-for-sale at fair value.
(4)	Includes federal funds purchased and securities sold under agreement to repurchase.

Provision for Loan Losses

We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, which we evaluate in accordance with applicable accounting principles, as discussed further in “Nonperforming Assets”. Our evaluation is based upon a review of the portfolio and requires significant, complex and difficult judgments. For the year ended December 31, 2015 we recorded a provision for loan losses of $7.8 million compared to $3.6 million in 2014 and $7.2 million in 2013. The increase was primarily due to a $9.1 million C&I problem loan relationship previously classified as an accruing TDR, which was moved to nonaccruing status during the second quarter of 2015 and resulted in an incremental increase in the provision for loan losses of $3.8 million during 2015.

Noninterest (Fee) Income

Fee income increased $10.0 million to $88.3 million in 2015 from $78.3 million in 2014. Excluding the non-routine and other one-time items listed in the table below, noninterest income increased $9.6 million, or 12%, to $86.8 million in 2015 from $77.2 million in 2014. This increase reflected both strong organic and acquisition growth.

	Twelve months ended
(In Thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Noninterest income (GAAP)	$88,255	$78,278	$80,151
Less: Securities gains, net	(1,478)	(1,037)	(3,516)
Reverse mortgage consolidation gain (1)	—	—	(3,801)

Adjusted noninterest income (non-GAAP)	$86,777	$77,241	$72,834

(1)	During the third quarter of 2013, we obtained the right to execute a clean-up call on the underlying collateral for our pool of reverse mortgages. A non-routine gain resulted from this transaction.

Wealth management income grew $4.5 million, or 26%, in 2015 compared to 2014 reflecting growth in several business lines, with particular strength in bankruptcy administration, trustee securitization appointments and retail brokerage services. Mortgage banking activities increased $1.9 million or 48% when compared to 2014 reflecting strong growth provided by WSFS Mortgage. Credit/debit card and ATM fees increased $1.6 million, or 7%, in 2015 compared to 2014 reflecting organic growth and new product offerings. Lastly, deposit service charges decreased slightly compared to 2014 due to changes in the regulatory environment and customer behavior.

Wealth management income grew $1.8 million, or 11.8%, in 2014 compared to 2013, reflecting the continued expansion of the corporate and personal trust business lines as well as an increase in Private Banking jumbo mortgage products provided by the WSFS Mortgage/Array Financial asset purchase. Mortgage banking activities, deposit service charges and credit/debit card and ATM fees remained essentially flat in 2014 compared to 2013. Deposit service charges ended the year down slightly compared to the prior year due to ongoing changes in customer behavior combined with the impact of several data breaches merchants had with card activation and uses.

Noninterest Expenses

Noninterest expense in 2015 increased $16.9 million to $163.5 million from $146.6 million in 2014. Excluding the non-routine and other one-time items listed in the table below, noninterest expense increased $12.6 million, or 9%, to $155.2 million in 2015 from $142.6 million in 2014.

	Twelve months ended
(In Thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Noninterest expenses (GAAP)	$163,459	$146,645	$131,755
Less: Debt extinguishment costs	(651)	—	—
Corporate development costs (1)	(7,620)	(4,031)	(717)

Adjusted noninterest expenses (non-GAAP)	$155,188	$142,614	$131,038

(1)	Corporate development costs were largely attributable to professional fees related to the 2013 calling and consolidating of the equity tranche SASCO of a 2002 reverse mortgage trust transaction, the WSFS Mortgage/Array Financial, formerly known as Array/Arrow, asset purchase that closed during the third quarter of 2013, the acquisition of First Wyoming Financial Corporation that closed during the third quarter of 2014, and the acquisition of Alliance Bancorp, Inc. that closed during the fourth quarter of 2015.

The $12.6 million increase in noninterest expense in 2015 was primarily the result of increased compensation expense tied to organic and acquisition growth as well as improved core performance. Also contributing to the increase were increased operating costs to support the infrastructure from our significant organic and acquisition growth, and the ongoing operating costs from the addition of the Alliance franchise which closed in early October 2015.

In 2014 the acquisition of FNBW and the WSFS Mortgage/Array Financial asset purchase drove corporate development costs to increase by $3.3 million while the additional staff associated with these transactions and organic hiring of revenue generating professionals increased salaries, benefits and other compensation by $5.5 million. In addition, we invested in the related infrastructure and staffing to support these activities while also hiring additional compliance personnel. We also incurred an additional $2.8 million increase in professional fees related to short-lived projects that are not expected to re-occur at the same levels after 2014. Further, we recorded a $565,000 (pretax) adjustment in benefit expense for its post-retirement health plan obligations due to changes in assumptions and longer life expectancies in updated mortality tables.

Income Taxes

We recorded $30.3 million of tax expense for the year ended December 31, 2015 compared to tax expense of $18.8 million and $25.9 million for the years ended December 31, 2014 and 2013, respectively. In 2013, we recorded a deferred tax asset and corresponding valuation allowance in connection with the consolidation of the reverse mortgage trust. During early 2014, this valuation allowance was removed and the consolidation resulted in a $6.7 million tax benefit in 2014. Excluding this item, the effective tax rate for the year ended December 31, 2014 was 35.2%. The effective tax rates for the years ended December 31, 2015, 2014 and 2013 were 36.1%, 25.9%, and 35.6%, respectively. Volatility in effective tax rates is impacted by the level of pretax income or loss, combined with the amount of tax-free income as well as the effects of unrecognized tax benefits. The provision for income taxes includes federal, state and local income taxes that are currently payable or deferred because of temporary differences between the financial reporting basis and the tax reporting basis of the assets and liabilities. For additional information see Note 15 to the Consolidated Financial Statements.

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

The WSFS Bank segment income before taxes grew $10.2 million or 19%, in 2015 compared to 2014 due primarily to an increase in external net interest income reflecting positive performance in our portfolio of purchased loans, improvement in our balance sheet mix, as well as strong organic and acquisition growth. The increase in net interest income was partially offset by an increase in external operating expenses driven by increased compensation expense tied to organic and acquisition growth as well as improved core performance. Also contributing to the increase in operating expenses were increased costs to support the infrastructure from the segment’s significant organic and acquisition growth.

The WSFS Bank segment income before taxes decreased $1.7 million, or 3%, in 2014 compared to 2013 due primarily to higher non-routine gains of $6.3 million in 2013 from the sale of securities and the execution of a clean-up call on the underlying collateral for our pool of reverse mortgages, as well as the impact of increased non-routine corporate development expenses of $3.3 million in 2014, largely related to our acquisition of FNBW. External net interest income increased $12.8 million in 2014, or 10%, reflecting both organic and acquisition growth, improvement in our balance sheet mix, as well as additional income from reverse mortgage related assets. Excluding the impact of the aforementioned gains in 2013, noninterest income increased slightly, or 1%, year-over-year. These increases were partially offset by an increase in external operating expenses driven by organic and acquisition growth.

The Cash Connect segment income before taxes grew $486,000, or 7%, in 2015 compared to 2014 due primarily to a $2.7 million, or 11%, increase in external fee income reflecting growth of the segment through continued market penetration of its core business offerings of ATM vault cash and related total cash management services. The increase in fee income was partially offset by a $1.8 million, or 12%, increase in external operating expenses reflecting investments in new products and infrastructure to support growth. During 2015, Cash Connect introduced “WSFS Mobile Cash”, which allows customers to securely withdraw cash from ATMs by using our WSFS Mobile Bank App, and launched a new smart safe service that allows merchants to place their cash into a smart safe which communicates the amount of cash deposited to Cash Connect.

The Cash Connect segment income before taxes decreased $485,000, or 6%, in 2014 compared to 2013 mainly due to a $2.5 million, or 19%, increase in external noninterest expenses to support growth and new product introductions. The increase in noninterest expenses was mostly offset by a $2.0 million increase in external noninterest income reflecting growth of the segment through organic growth and new product offerings.

The Wealth Management segment income before taxes grew $552,000, or 5%, in 2015 compared to 2014. External fee income grew $4.7 million, or 26%, reflecting growth in several business lines, with particular strength in bankruptcy administration, trustee securitization appointments and retail brokerage services. The growth in fee income was offset by an increase in external operating expenses primarily due to increased legal and consulting fees and higher compensation expense to support the significant growth and volume-related commissions and transaction charges. Total net interest income increased $1.1 million, or 10%, when compared to 2014, due primarily to growth in Private Banking and the partnership with WSFS Mortgage/Array Financial in the delivery of mortgage products to Private Banking clients.

The Wealth Management segment income before taxes grew $2.0 million, or 20%, in 2014 compared to 2013, reflecting the continued expansion of the corporate and personal trust business lines as well as an increase in Private Banking jumbo mortgage products provided by the WSFS Mortgage/Array Financial acquisition in 2013.

Segment financial information for the years ended December 31, 2015, 2014 and 2013 is provided in Note 20 to the Consolidated Financial Statements in this report.

FINANCIAL CONDITION

Our total assets increased $732.6 million, or 15%, to $5.59 billion as of December 31, 2015, compared to $4.85 billion as of December 31, 2014. Included in this increase was a $572.4 million, or 18%, increase in net loans which was nearly equally split between the $291.1 million in net loans from the Alliance acquisition and $281.3 million of organic loan growth during 2015.

Total liabilities increased $641.2 million during the year to $5.01 billion at December 31, 2015. This increase was primarily the result of an increase in total customer deposits of $397.6 which includes $339.3 million in customer deposits from the Alliance acquisition. FHLB advances also increased $263.6 million due to the aforementioned loan growth and the expected outflow of temporary trust-related money market deposits in early 2015.

Cash in non-owned ATMs

During 2015, cash managed by Cash Connect in non-owned ATM’s increased $63.7 million, or 15%, to $477.9 million. At December 31, 2015, Cash Connect serviced over 16,000 ATMs as well as 467 WSFS-owned ATMs to serve customers in our markets.

Investment Securities, available-for-sale

Investment securities, available-for-sale decreased $19.1 million to $721.0 million during 2015. This was due to a $20.0 million decrease in mortgage-backed securities as a result of ongoing portfolio management.

Investment Securities, held-to-maturity

Investment securities, held-to-maturity increased $39.7 million to $165.9 million during 2015. This increase was mainly in our portfolio of municipal bonds which reflects our recent investment strategy of reducing our investments in mortgage-backed securities and increasing our investment in tax-exempt securities.

At December 31, 2014, 257 municipal securities with a fair value of $340.3 million were transferred from available-for-sale to held-to-maturity. The reclassification was permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity.

Loans held-for-sale

Loans held-for-sale are recorded at their fair value and increased $13.3 million to $41.8 million primarily due to growth in our mortgage banking business.

Loans, net

Net loans increased $572.4 million, or 18%, during 2015. Loan growth included commercial and industrial loan increases of $233.6 million, or 14%, commercial real estate increases of $160.1 million or 20%, and construction increases of $102.8 million, or 73%. This loan growth included $291.1 million in acquired loans from the Alliance acquisition in the fourth quarter of 2015.

Reverse Mortgage Related Assets

Reverse mortgage related assets include reverse mortgage loans, SASCO 2002-RMI’s Class “O” certificates and the BBB-related tranche of this reverse mortgage security. For additional information on these reverse mortgage related assets, see Note 7 to our Consolidated Financial Statements.

Goodwill and Intangibles

Goodwill and intangibles increased $37.7 million during 2015. Due to the acquisition of Alliance in 2015, we recorded goodwill of $36.4 million and other intangible assets of $3.1 million. For additional information on goodwill and intangibles, see Note 9 to our Consolidated Financial Statements.

Customer Deposits

Customer deposits increased $397.6 million, or 11%, during 2015 to $3.86 billion. Core deposit relationships increased $311.5 million, or 11% and customer time deposits increased $86.0 million, or 17%. Included in customer deposit growth was $339.3 million from the Alliance acquisition in the fourth quarter of 2015.

The table below depicts the changes in customer deposits during the last three years:

	Year Ended December 31,
(In Millions)	2015	2014	2013
Beginning balance	$3,462	$3,018	$3,104
Interest credited	7	7	5
Deposit inflows (outflows), net	391	437	(91)

Ending balance	$3,860	$3,462	$3,018

Borrowings and Brokered Deposits

Borrowings and brokered deposits increased by $236.2 million during 2015. Included in the increase was a $263.6 million increase in FHLB advances due to loan growth and the expected outflow of temporary trust-related money market deposits in early 2015. Partially offsetting this increase was the decrease of $30.2 million in brokered deposits.

Stockholders’ Equity

Stockholders’ equity increased $91.4 million, or 19%, to $580.5 million at December 31, 2015 compared to $489.1 million at December 31, 2014. Capital in excess of par value increased $54.9 million, mostly due to stock issued in conjunction with the Alliance acquisition. Retained earnings increased $47.5 million, or 9%, to $570.6 million during 2015, primarily as a result of earnings from the year less dividends paid. Partially offsetting these increases, treasury stock decreased $23.0 million, also related to shares issued for the Alliance acquisition which was partially offset by stock repurchases of $2.6 million. Additionally, other comprehensive income decreased $2.8 million, mainly due to interest-rate related reductions in the value of the available-for-sale investment portfolio.

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

The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2015 are shown in the following table:

(In Thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Interest-rate sensitive assets:
Commercial loans (2)(3)	$1,415,071	$363,099	$142,905	$1,921,075
Real estate loans (1) (2)	1,020,103	318,598	133,449	1,472,150
Mortgage-backed securities	107,998	338,798	243,319	690,115
Consumer loans (2)	269,427	58,426	32,396	360,249
Investment securities	36,765	84,454	106,336	227,555
Loans held-for-sale (2)	41,807	—	—	41,807
Reverse mortgage loans	1,356	11,651	11,277	24,284

Total Assets	2,892,527	1,175,026	669,682	4,737,235

Interest-rate sensitive liabilities:
Money market and interest-bearing demand deposits	1,312,268	—	562,401	1,874,669
FHLB advances	597,400	72,114	—	669,514
Savings accounts	219,959	—	219,959	439,918
Retail certificates of deposit	162,796	166,808	3,396	333,000
Brokered certificates of deposit	156,042	688	—	156,730
Other borrowed funds	128,200	—	—	128,200
Jumbo certificates of deposit	139,633	113,711	667	254,011
Trust preferred securities	67,011	—	—	67,011
Senior notes	—	55,000	—	55,000

Total Liabilities	2,783,309	408,321	786,423	3,978,053

Excess (deficiency) of interest-rate sensitive assets over interest-rate liabilities (“interest-rate sensitive gap”)	$109,218	$766,705	$(116,741)	$759,182

One-year interest-rate sensitive assets/interest-rate sensitive liabilities	103.92%
One-year interest-rate sensitive gap as a percent of total assets	1.96%
(1)	Includes commercial mortgage, construction, and residential mortgage loans
(2)	Loan balances exclude nonaccruing loans, deferred fees and costs
(3)	Assumes two-thirds of loans in process are variable and will reprice within one-year

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling rates, a positive gap would result in a decrease in net interest income while a negative gap would augment net interest income. However, the interest-sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the rate period may not reprice at the same price, at the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as we adjust our interest-sensitivity position throughout the year.

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

The following table shows our nonperforming assets and past due loans at the dates indicated:

(In Thousands)
At December 31,	2015	2014	2013	2012	2011
Nonaccruing loans:
Commercial	$5,328	$2,706	$4,305	$4,861	$23,080
Owner-occupied commercial (1)	1,091	2,475	5,197	14,001	—
Commercial mortgages	3,326	8,245	8,565	12,634	15,814
Construction	—	—	1,158	1,547	22,124
Residential mortgages	7,287	7,068	8,432	9,989	9,057
Consumer	4,133	3,557	3,293	4,728	1,018

Total nonaccruing loans	21,165	24,051	30,950	47,760	71,093
Assets acquired through foreclosure	5,080	5,734	4,532	4,622	11,695
Restructured loans (2)	13,647	22,600	12,332	10,093	8,887

Total nonperforming assets (NPAs)	$39,892	$52,385	$47,814	$62,475	$91,675

Past due loans:
Residential mortgages	$251	$—	$533	$786	$887
Commercial and commercial mortgages	17,529	—	—	—	78
Consumer	252	—	—	—	—

Total past due loans	$18,032	$—	$533	$786	$965

Ratio of nonaccruing loans to total loans (3)	0.56%	0.75%	1.05%	1.73%	2.58%
Ratio of allowance for loan losses to gross loans (3)	0.98	1.23	1.40	1.58	1.92
Ratio of NPA to total assets	0.71	1.08	1.06	1.43	2.14
Ratio of NPA (excluding accruing TDR) to total assets	0.47	0.61	0.79	1.20	1.93
Ratio of loan loss allowance to nonaccruing loans	175.27	163.93	133.26	91.96	74.66
(1)	Prior to 2012, owner-occupied commercial loans were included in commercial loans.
(2)	Accruing loans only. Nonaccruing TDRs are included in their respective categories of nonaccruing loans.
(3)	Total loans exclude loans held-for-sale.

Nonperforming assets decreased $12.5 million between December 31, 2014 and December 31, 2015. As a result, nonperforming assets, as a percentage of total assets, decreased from 1.08% at December 31, 2014 to 0.71% at December 31, 2015. This reduction is primarily due to a charge-off of $5.7 million from one relationship, as well as a payoff of one relationship of $3.1 million. Acquisition activity added a number of non-performing assets, but payoffs, charge-offs and REO sales, in addition to those mentioned above, more than offset these additions.

The balance of loans accruing but 90 days or greater past due, at December 31, 2015 increased by approximately $18 million compared to December 31, 2014. One commercial relationship accounted for $17.5 million of this $18 million increase. The commercial relationship was a large retail business with highly seasonal cash flows, which has shown similar payment experience in prior years, and was brought current in early January 2016.

The following table provides an analysis of the change in the balance of nonperforming assets during the last three years:

	Year Ended December 31,
(In Thousands)	2015	2014	2013
Beginning balance	$52,385	$47,814	$62,475
Additions	12,897	38,322	30,367
Collections	(14,167)	(25,111)	(29,725)
Transfers to accrual	(95)	(96)	(1,702)
Charge-offs/write-downs	(11,128)	(8,544)	(13,601)

Ending balance	$39,892	$52,385	$47,814

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

At December 31, 2015, we did not have a material amount of loans not classified as non-accrual, 90 days past due or restructured where known information regarding possible credit problems caused us to have serious concerns about the borrower’s ability to comply with present loan repayment terms thereby resulting in a change of classification to non-accrual, 90 days past due or restructured.

As of December 31, 2015, we had $79.9 million of loans which, although performing at that date, required increased supervision and review. They may, depending on the economic environment and other factors, become nonperforming assets in future periods. The amount of such loans at December 31, 2014 was $67.4 million. The majority of these loans are secured by commercial real estate, with others being secured by residential real estate, inventory and receivables.

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance when such losses are realized. We established our loan loss allowance in accordance with guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (SAB 102). and FASB ASC 450, Contingencies (ASC 450). When we have reason to believe it is probable that we will not be able to collect all contractually due amounts of principal and interest, loans are evaluated for impairment on an individual basis and a specific allocation of the allowance is assigned in accordance with ASC 310-10. We also maintain an allowance for loan losses on acquired loans when: (i) there is deterioration in credit quality subsequent to acquisition for loans accounted for under ASC 310-30, and, (ii) for loans accounted for under ASC 310-20 the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based upon a continuing review of these portfolios. For additional information regarding the allowance for loan losses, see Note 6 to the Consolidated Financial Statements.

The allowance for loan losses of $37.1 million at December 31, 2015 decreased $2.3 million from $39.4 million at December 31, 2014 and decreased from $41.2 million at December 31, 2013. The allowance for loan losses to total gross loans ratio was 0.98% at December 31, 2015, compared to 1.23% at December 31, 2014 and 1.40% at December 31, 2013. The following points reflect the status of key credit quality metrics and the impact of acquired loans:

•

Total problem loans (all criticized, classified, and non-performing loans) were 24.1% of Tier 1 Capital plus allowance for loan losses at December 31, 2015, compared to 26.2% at December 31, 2014 and 33.6% at December 31, 2013.

•	Nonperforming loans decreased to $21.2 million as of December 31, 2015 from $24.1 million as of December 31, 2014 and from $31.0 million as of December 31, 2013.

•

Loans acquired with the Alliance acquisition were recorded at fair value. As a result, loans increased with no corresponding increase in the allowance. This served to lower the allowance for the loan losses to total gross loans. Excluding acquired loans, our allowance for loan losses to total gross loans was 1.11%.

•

Total loan delinquency increased to $43.7 million and was 1.17% of total loans as of December 31, 2015, compared to $17.5 million and 0.55% of total loans as of December 31, 2014 and $22.4 million and 0.76% of total loans as of December 31, 2013.

•

Net charge-offs were $10.1 million for the twelve months ended December 31, 2015 compared to $5.4 million for the twelve months ended December 31, 2014 and $9.9 million for the twelve months ended December 31, 2013.

The table below represents a summary of changes in the allowance for loan losses during the periods indicated:

(In Thousands)
Year Ended December 31,	2015	2014	2013	2012	2011
Beginning balance	$39,426	$41,244	$43,922	$53,080	$60,339
Provision for loan losses	7,790	3,580	7,172	32,053	27,996
Charge-offs:
Commercial Mortgage	1,135	425	1,915	6,517	7,446
Construction	146	88	1,749	10,820	11,602
Commercial	6,303	3,587	2,636	12,806	9,419
Owner-occupied Commercial (1)	738	1,085	1,225	5,076	—
Residential real estate	548	811	1,226	3,857	3,165
Consumer	2,555	1,982	3,905	5,613	5,332
Overdrafts	670	873	1,008	1,113	869

Total charge-offs (2)	12,095	8,851	13,664	45,802	37,833

Recoveries:
Commercial Mortgage	222	202	685	405	334
Construction	185	242	989	1,761	582
Commercial	301	1,611	1,003	1,536	897
Owner-occupied Commercial (1)	77	249	128	13	—
Residential real estate	226	168	122	176	211
Consumer	680	528	483	337	206
Overdrafts	277	453	404	363	348

Total recoveries	1,968	3,453	3,814	4,591	2,578

Net charge-offs	10,127	5,398	9,850	41,211	35,255

Ending balance	$37,089	$39,426	$41,244	$43,922	$53,080

Net charge-offs to average gross loans outstanding, net of unearned income	0.29%	0.18%	0.33%	1.49%	1.32%

(1)	Prior to 2012, owner-occupied loans were included in commercial loan balances.
(2)	Total Charge-Offs for 2012 include $16.4 million related to our Asset Strategies completed during 2012.

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

	At December 31,
	2015		2014		2013		2012		2011
(In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial mortgage	$6,487	0.17	$7,266	0.23%	$6,932	0.24%	$8,079	0.29%	$7,556	0.27%
Construction	3,521	0.09	2,596	0.08	3,326	0.11	6,456	0.24	4,074	0.15
Commercial	11,156	0.30	12,837	0.40	12,751	0.43	13,663	0.49	24,302	0.88
Owner-Occupied Commercial (1)	6,670	0.18	6,643	0.20	7,638	0.26	6,108	0.22	—	—
Residential real estate	2,281	0.06	2,523	0.08	3,078	0.10	3,124	0.11	6,544	0.24
Consumer	5,964	0.16	6,041	0.19	6,494	0.22	5,631	0.20	10,604	0.38
Complexity Risk	1,010	0.03	1,520	0.05	1,025	0.04	861	0.03	—	—

Total	$37,089	0.99%	$39,426	1.23%	$41,244	1.40%	$43,922	1.58%	$53,080	1.92%

(1)	Prior to 2012, owner-occupied commercial loans were included in commercial loan balances.

CAPITAL RESOURCES

Under new guidelines issued by banking regulators to reflect the requirements of the Dodd-Frank Act and the Basel III international capital standards, beginning January 1, 2015, savings institutions such as WSFS Bank must maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, a minimum ratio of total capital to risk-weighted assets of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.

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

At December 31, 2015, WSFS Bank was in compliance with regulatory capital requirements and all of its regulatory ratios exceeded “well-capitalized” regulatory benchmarks. WSFS Bank’s December 31, 2015 common equity Tier 1 capital ratio of 12.31%, Tier 1 capital ratio of 12.31%, total capital ratio of 13.11% and Tier 1 leverage capital ratio of 10.88%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $24.4 million in cash to support potential dividends, acquisitions and strategic growth plans.

The revised capital rules also establishes a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The revised capital rules also increase the risk-based measures for a savings institution to be considered “well capitalized” under the Prompt Corrective Action framework.

Since 1996, the Board of Directors has approved several stock repurchase programs to acquire common stock outstanding. In 2015 we repurchased 1,152,233 shares of common stock and in 2014 we repurchased 105,564 shares of common stock and acquired 243,699 common share equivalents. We held 26.2 million shares and 27.5 million shares of our common stock as treasury shares at December 31, 2015 and 2014, respectively. At December 31, 2015, we had 1,400,565 shares remaining under our current share repurchase authorization.

In 2009 we completed a private placement of stock to Peninsula Investment Partners, L.P. (Peninsula), pursuant to which the Company issued and sold 2,586,207 shares of common stock for a total purchase price of $25.0 million, and a 10-year warrant to purchase 387,930 shares of common stock at an exercise price of $9.67 per share. The warrant was immediately exercisable. Total proceeds of $25.0 million were allocated, based on the relative fair value of common stock and common stock warrants, to common stock for $23.5 million and common stock warrants for $1.5 million. During 2014, we entered into an agreement in which the Company repurchased the warrants for $6.3 million. We redeemed the preferred stock in 2013.

All share and per share information has been retroactively adjusted to reflect the Company’s three-for-one stock split in May 2015. See Note 1 of the Consolidated Financial Statements for additional information.

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

CONTRACTUAL OBLIGATIONS

At December 31, 2015, we had contractual obligations relating to operating leases, long-term debt, data processing and credit obligations. These obligations are summarized below. See Notes 8, 11 and 17 to the Consolidated Financial Statements for further discussion.

(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	Over 5 Years
Operating lease obligations	$203,021	$9,178	$17,902	$17,891	$158,050
Long-term debt obligations	669,514	597,400	72,114	—	—
Data processing contracts	19,294	4,962	7,474	6,858	—
Credit obligations	959,621	959,621	—	—	—

Total	$1,851,450	$1,571,161	$97,490	$24,749	$158,050

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for loan losses, deferred taxes, fair value measurements, other-than-temporary impairment, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following are critical accounting policies that involve more significant judgments and estimates. For additional information on these policies, see Note 1 to the Consolidated Financial Statements.

Allowance for Loan Losses

We maintained an allowance for loan losses (allowance) and charged losses to this allowance when such losses were realized. We established our allowance for loan losses in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102 (SAB 102) and FASB ASC 450, Contingencies (ASC 450). When we have reason to believe it is probable that it will not be able to collect all contractually due amounts of principal and interest loans are evaluated for impairment on an individual basis and a specific allocation of the allowance is assigned in accordance with ASC 310-10. We also maintained an allowance for loan losses on acquired loans when: (i) there was deterioration in credit quality subsequent to acquisition for loans accounted for under ASC 310-30, and (ii) the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition for loans accounted for under ASC 310-20. We consider the determination of the allowance for loan losses to be critical because it requires significant judgment reflecting our best estimate of impairment related to specifically evaluated impaired loans as well as the inherent risk of loss for those in the remaining loan portfolio. Our evaluation is based upon a continuing review of the portfolio, with consideration given to evaluations resulting from examinations performed by regulatory authorities.

Investment in Reverse Mortgages

We account for our investment in reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts” which requires grouping the individual reverse mortgages into “pools” and recognizing income based on the estimated effective yield of the pool. We consider our accounting policies on our investment in reverse mortgages to be critical because when computing the effective yield we must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Accordingly, because of this market-value based accounting the recorded value of reverse mortgage assets include significant risk associated with estimations and income recognition can vary significantly from reporting period to reporting period.

Deferred Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 740, Income Taxes (ASC 740), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. A valuation allowance was not required as of December 31, 2015. See Note 15, Taxes on Income to the Consolidated Financial Statements, for further discussion of the valuation allowance.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with FASB ASC 805, Business Combinations (ASC 805) and FASB ASC 350, Intangibles-Goodwill and Other (ASC 350). Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. We consider our accounting policies on goodwill and other intangible assets to be critical because they require the Company to make significant judgments, particularly with respect to estimating the fair value of each reporting unit and when required, estimating the fair value of net assets. The estimates utilize historical data, cash flows, and market and industry data specific to each reporting unit as well as projected data. Industry and market data are used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

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

Recent Accounting Pronouncements

For information on Recent Accounting Pronouncements see Note 1 to our Consolidated Financial Statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest-rate sensitivity and adjust the sensitivity within our acceptable tolerance ranges. At December 31, 2015 interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by approximately $109.2 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within one-year increased from 101.2% at December 31, 2014 to 103.9% at December 31, 2015. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 1.96% at December 31, 2015 from 0.63% at December 31, 2014. The change in sensitivity since December 31, 2014 was the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. The following table is the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2015 and December 31, 2014.

Change in Interest Rate (Basis Points)	December 31, 2015		December 31, 2014
	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
300	6%	13.96%	4%	13.76%
200	3%	13.99%	2%	13.81%
100	— %	13.81%	-1%	13.59%
—	— %	13.56%	— %	13.37%
-100	-1%	12.72%	-2%	12.51%
-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF
(1)	The percentage difference between net interest income in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio in a stable interest rate environment and the economic value of equity projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 and 300 basis points is deemed not meaningful (NMF) given the low absolute level of interest rates at that time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WSFS Financial Corporation:

We have audited the accompanying consolidated statements of condition of WSFS Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WSFS Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2016

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,	2015	2014	2013
(Dollars in Thousands, Except per Share Data)
Interest Income
Interest and fees on loans	$157,220	$137,048	$129,138
Interest on mortgage-backed securities	14,173	13,511	12,834
Interest and dividends on investment securities
Taxable	241	238	315
Tax-exempt	3,431	3,047	1,377
Interest on reverse mortgage related assets	5,299	5,129	2,867
Other interest income	2,212	1,364	391

	182,576	160,337	146,922

Interest Expense
Interest on deposits	7,165	7,151	7,180
Interest on Federal Home Loan Bank advances	3,008	2,427	1,874
Interest on federal funds purchased and securities sold under agreements to repurchase	360	1,051	994
Interest on trust preferred borrowings	1,362	1,321	1,342
Interest on bonds payable	—	15	60
Interest on senior debt	3,766	3,766	3,771
Interest on other borrowings	115	99	113

	15,776	15,830	15,334

Net interest income	166,800	144,507	131,588
Provision for loan losses	7,790	3,580	7,172

Net interest income after provision for loan losses	159,010	140,927	124,416

Noninterest Income
Credit/debit card and ATM income	25,702	24,129	24,350
Deposit service charges	16,684	17,071	17,208
Wealth management income	21,884	17,364	15,528
Mortgage banking activities, net	5,896	3,994	3,980
Reverse mortgage consolidation gain	—	—	3,801
Security gains, net	1,478	1,037	3,516
Loan fee income	1,834	1,921	1,959
Bank owned life insurance income	776	700	270
Other income	14,001	12,062	9,539

	88,255	78,278	80,151

Noninterest Expense
Salaries, benefits and other compensation	83,908	76,387	70,866
Occupancy expense	15,121	14,192	13,486
Equipment expense	8,448	7,705	8,322
Data processing and operations expenses	5,949	6,105	5,924
Professional fees	7,737	6,797	4,016
FDIC expenses	2,853	2,653	3,492
Loan workout and OREO expenses	1,108	2,542	2,536
Marketing expense	3,002	2,403	2,428
Corporate development costs	7,620	4,031	717
Early extinguishment of debt costs	651	—	—
Other operating expense	27,062	23,830	19,968

	163,459	146,645	131,755

Income before taxes	83,806	72,560	72,812
Income tax provision	30,273	18,803	25,930

Net Income	53,533	53,757	46,882
Dividends on preferred stock and accretion of discount	—	—	1,633

Net income allocable to common stockholders	$53,533	$53,757	$45,249

Basic	$1.88	$1.98	$1.71
Diluted	$1.85	$1.93	$1.69

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2015	2014	2013
Net Income	$53,533	$53,757	$46,882
Other comprehensive income:
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of ($868), $14,781, and ($19,478), respectively (1)	(1,417)	24,118	(32,057)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $562, $393, and $1,336, respectively	(916)	(643)	(2,180)

Net change in securities held-to-maturity	(2,333)	23,475	(34,237)
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax (benefit) of $234, $0, and $0, respectively	(412)	—	—

Net change in unfunded pension liability	(412)	—	—
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of ($37), $808, and $0, respectively	(59)	1,319	—

Total other comprehensive (loss) income	(2,804)	24,794	(34,237)

Total comprehensive income	$50,729	$78,551	$12,645

(1)	2014 includes $3.6 million (net of tax expense of $2.2 million) of other comprehensive income related to the transfer of available-for-sale securities to held-to-maturity.

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CONDITION

Year Ended December 31,	2015	2014
(Dollars in Thousands, Except Per Share Data)
Assets:
Cash and due from banks	$83,065	$93,717
Cash in non-owned ATMs	477,924	414,188
Interest-bearing deposits in other banks	190	134

Total cash and cash equivalents	561,179	508,039
Investment securities, available-for-sale (book value $724,072 and $739,404 for 2015 and 2014, respectively)	721,029	740,124
Investment securities, held-to-maturity (fair value $167,743 and $126,171 for 2015 and 2014, respectively)	165,862	126,168
Loans held-for-sale at fair value	41,807	28,508
Loans, net of allowance for loan losses of $37,089 at December 31, 2015 and $39,426 at December 31, 2014	3,729,050	3,156,652
Reverse mortgage related assets	24,284	29,298
Bank-owned life insurance	90,208	76,509
Stock in Federal Home Loan Bank of Pittsburgh, at cost	30,519	23,278
Assets acquired through foreclosure	5,080	5,734
Accrued interest receivable	14,040	11,782
Premises and equipment	39,569	35,074
Goodwill	85,212	48,651
Intangible assets	10,083	8,942
Other assets	68,040	54,561

Total assets	$5,585,962	$4,853,320

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$958,238	$804,678
Interest-bearing demand	784,619	688,370
Money market	1,090,050	1,066,224
Savings	439,918	402,032
Time	333,000	253,302
Jumbo certificates of deposit — customer	254,011	247,671

Total customer deposits	3,859,836	3,462,277
Brokered deposits	156,730	186,958

Total deposits	4,016,566	3,649,235
Federal funds purchased and securities sold under agreements to repurchase	128,200	128,225
Federal Home Loan Bank advances	669,514	405,894
Trust preferred borrowings	67,011	67,011
Senior debt	55,000	55,000
Other borrowed funds	14,486	11,645
Accrued interest payable	801	1,004
Other liabilities	53,913	46,255

Total liabilities	5,005,491	4,364,269

Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 55,945,245 at December 31, 2015 and 55,697,124 at December 31, 2014	560	557
Capital in excess of par value	256,435	201,130
Accumulated other comprehensive income	696	3,500
Retained earnings	570,630	523,099
Treasury stock at cost, 26,182,401 shares at December 31, 2015 and 27,489,288 shares at December 31, 2014	(247,850)	(239,235)

Total stockholders’ equity	580,471	489,051

Total liabilities and stockholders’ equity	$5,585,962	$4,853,320

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Serial Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In Thousands, except per share amounts)
Balance, December 31, 2012	$1	$555	$222,607	$12,943	$433,228	$(248,280)	$421,054
Net income	—	—	—	—	46,882	—	46,882
Other comprehensive loss	—	—	—	(34,237)	—	—	(34,237)
Cash dividend, $0.16 per share	—	—	—	—	(4,224)	—	(4,224)
Issuance of common stock including proceeds from exercise of common stock options	—	1	4,352	—	—	—	4,353
Stock-based compensation expense	—	—	2,938	—	—	—	2,938
Excess tax benefit from exercises of common stock options (1)	—	—	683	—	—	—	683
Preferred stock cash dividends	—	—	—	—	(1,774)	—	(1,774)
Preferred stock discount accretion	—	—	150	—	(150)	—	—
Redemption of preferred stock	(1)	—	(52,624)	—	—	—	(52,625)

Balance, December 31, 2013	$—	$556	$178,106	$(21,294)	$473,962	$(248,280)	$383,050

Net income	—	—	—	—	53,757	—	53,757
Other comprehensive income	—	—	—	24,794	—	—	24,794
Cash dividend, $0.17 per share	—	—	—	—	(4,620)	—	(4,620)
Issuance of common stock including proceeds from exercise of common stock options	—	1	3,612	—	—	—	3,613
Stock-based compensation expense	—	—	3,738	—	—	—	3,738
Excess tax benefit from exercises of common stock options (1)	—	—	797	—	—	—	797
Acquisition of FNBW	—	—	21,177	—	—	11,731	32,908
Repurchase of Warrant	—	—	(6,300)	—	—	—	(6,300)
Repurchases of common stock, 105,564 shares	—	—	—	—	—	(2,686)	(2,686)

Balance, December 31, 2014	$—	$557	$201,130	$3,500	$523,099	$(239,235)	$489,051

Net income	—	—	—	—	53,533	—	53,533
Other comprehensive loss	—	—	—	(2,804)	—	—	(2,804)
Cash dividend, $0.21 per share	—	—	—	—	(6,002)	—	(6,002)
Issuance of common stock including proceeds from exercise of common stock options	—	3	3,157	—	—	—	3,160
Stock-based compensation expense	—	—	2,957	—	—	—	2,957
Excess tax benefit from exercises of common stock options (1)	—	—	890	—	—	—	890
Acquisition of Alliance	—	—	48,301	—	—	23,044	71,345
Repurchase of common stock, 1,152,233 shares	—	—	—	—	—	(31,659)	(31,659)

Balance, December 31, 2015	$—	$560	$256,435	$696	$570,630	$(247,850)	$580,471

(1)	Net of deferred tax adjustments for expired options.

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2015	2014	2013
(In Thousands)
Operating activities:
Net income	$53,533	$53,757	$46,882
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,790	3,580	7,172
Depreciation of premises and equipment	6,333	5,951	6,007
Amortization of fees and discounts, net	18,490	10,836	10,367
Amortization of intangible assets	1,847	1,263	962
Increase in accrued interest receivable	(1,334)	(984)	(1,146)
Increase (decrease) in other assets	(1,643)	(1,455)	5,470
Origination of loans held-for-sale	(573,703)	(230,841)	(250,083)
Proceeds from sales of loans held-for-sale	563,588	235,908	254,135
Gain on mortgage banking activity, net	(5,896)	(3,994)	(3,980)
Gain on mark to market adjustment on trading securities	—	—	125
Gain on sale of securities, net	(1,478)	(1,037)	(3,641)
Reverse mortgage consolidation gain	—	—	(3,801)
Stock-based compensation expense	4,095	4,535	3,621
Excess tax benefits from share based payment arrangements	(890)	(797)	(683)
Decrease in accrued interest payable	(203)	(65)	(261)
Increase (decrease) in other liabilities	6,502	2,054	(12,465)
Loss on sale of assets acquired through foreclosure and valuation adjustments, net	319	144	868
Increase in value of bank-owned life insurance	(776)	(700)	(270)
Deferred income tax expense (benefit)	2,231	(5,664)	755
Increase in capitalized interest, net	(5,518)	(5,435)	(2,653)

Net cash provided by operating activities	73,287	67,056	57,381

Investing activities:
Maturities and calls of investment securities	5,551	4,572	770
Sales of investment securities available for sale	192,933	229,515	274,070
Purchases of investment securities available for sale	(277,963)	(286,915)	(335,584)
Repayments of investment securities available for sale	100,485	79,006	90,041
Purchases of investment securities held-to-maturity	(48,184)	(1,295)	—
Repayments on reverse mortgages	11,393	14,677	4,929
Disbursements for reverse mortgages	(861)	(1,212)	(391)
Cash received in consolidation of reverse mortgage securitization trust	—	—	5,833
Investment in non-marketable securities	(3,589)	—	—
Net Cash for Business Combinations	40,863	8,660	(4,029)
Net increase in loans	(285,694)	(86,618)	(207,043)
Net (increase) decrease in stock of Federal Home Loan Bank of Pittsburgh	(7,241)	12,591	(4,704)
Sales of assets acquired through foreclosure, net	4,828	5,191	6,511
Investment in premises and equipment, net	(8,362)	(4,736)	(2,863)

Net cash used for investing activities	(275,841)	(26,564)	(172,460)

(continued on next page)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Year Ended December 31,	2015	2014	2013
(In Thousands)
Financing Activities:
Net increase (decrease) in demand and savings deposits	$159,587	$226,400	$63,498
(Decrease) in time deposits	(103,710)	(23,906)	(153,113)
(Decrease) increase in brokered deposits	(30,228)	18,231	(1,914)
Increase (decrease) in loan payable	61	(370)	(698)
Repayment of securities sold under agreement to repurchase	(25,000)	—	—
Repayment of reverse mortgage trust bonds payable	—	(21,990)	(4,349)
Receipts from federal funds purchased and securities sold under agreement to repurchase	31,887,100	25,741,826	21,291,625
Repayments of federal funds purchased and securities sold under agreement to repurchase	(31,862,125)	(25,710,601)	(21,304,625)
Receipts from FHLB advances	63,310,841	78,831,426	48,790,848
Repayments of FHLB advances	(63,047,221)	(79,068,675)	(48,529,067)
Dividends paid	(6,002)	(4,644)	(5,998)
Issuance of common stock and exercise of common stock options	3,160	3,613	4,353
Redemption of preferred stock	—	—	(52,625)
Repurchase of common stock warrants	—	(6,300)	—
Buy back of common stock	(31,659)	(2,686)	—
Excess tax benefits from share-based payment arrangements	890	797	683

Net cash provided (used for) by financing activities	255,694	(16,879)	98,618

Increase (decrease) in cash and cash equivalents	53,140	23,613	(16,461)
Cash and cash equivalents at beginning of year	508,039	484,426	500,887

Cash and cash equivalents at end of year	$561,179	$508,039	$484,426

Supplemental Disclosure of Cash Flow Information:
Cash paid in interest during the year	$15,978	$15,664	$15,696
Cash paid for income taxes, net	23,404	23,688	21,868
Loans transferred to assets acquired through foreclosure	3,725	4,896	7,289
Loans transferred to portfolio from held-for-sale at fair value	(1,499)	2,418	9,131
Net change in accumulated other comprehensive income (loss)	(2,804)	24,794	(34,237)
Fair value of assets acquired, net of cash received	340,238	244,836	12,817
Fair value of liabilities assumed	346,181	236,886	10,127
Fair value of assets consolidated	—	—	41,397
Fair value of liabilities consolidated	—	—	26,339
Reissuance of treasury stock for acquisitions, net	71,345	32,908	—
Investment securities transferred from available-for-sale to held-to-maturity	—	124,873	—
Non-cash goodwill adjustments, net	136	46	(160)

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may find it helpful to refer back to this page as you read this report.

Allowance or ALLL: Allowance for loan losses	Federal Reserve: Board of Governors of the Federal
Alliance: Alliance Bancorp, Inc. of Pennsylvania	Reserve System
ASC: Accounting standard codification	Monarch: Monarch Entity Services, LLC
Associate: Employee	FHLB: Federal Home Loan Bank
ASU: Accounting standard update	FHLMC: Federal Home Loan Mortgage Corporation
BCBS: Basel Committee on Banking Supervision	GAAP: U.S. Generally Accepted Accounting Principles
C&I: Commercial & Industrial (loans)	GNMA: Government National Mortgage Association
CMO: Collateralized mortgage obligation	GSE: U.S. Government and government
Cypress: Cypress Capital Management, LLC	SEC: Securities and Exchange Commission
Dodd-Frank Act: Dodd-Frank Wall Street Reform	sponsored enterprises
and Consumer Protection Act of 2010	NSFR: Net stable funding ratio
DTA: Deferred tax asset	MBS: Mortgage-backed securities
EPS: Earnings per share	OCC: Office of the Comptroller of the Currency
Exchange Act: Securities Exchange Act of 1934	OREO: Other real estate owned
FASB: Financial Accounting Standards Board	OTTI: Other-than-temporary impairment
FDIC: Federal Deposit Insurance Corporation	TDR: Troubled debt restructuring
FNMA: Federal National Mortgage Association

Organization

WSFS Financial Corporation (the Company or as a consolidated institution, we, our or us) is a savings and loan holding company organized under the laws of the State of Delaware. Our principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), is a federal savings bank organized under the laws of the United States which, at December 31, 2015, served customers primarily from our 63 offices located in Delaware (44), Pennsylvania (17), Virginia (1), and Nevada (1) and through our website at www.wsfsbank.com.

In preparing the Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions in 2016 could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, reverse mortgage related assets, income taxes and OTTI. Among other effects, changes to such estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of the allowance and lending related commitments as well as increased post-retirement benefits expense.

Basis of Presentation

Our Consolidated Financial Statements include the accounts of the parent company and its wholly-owned subsidiaries, WSFS Bank and Cypress. We also have one unconsolidated affiliate, WSFS Capital Trust III (the Trust). WSFS Bank has three wholly-owned subsidiaries, WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch.

WSFS Wealth Investments markets various third-party insurance and securities products to Bank customers through the Bank’s retail banking system. 1832 Holdings, Inc. was formed to hold certain debt and equity investment securities. Monarch provides commercial domicile services which include providing employees, directors, subleases and registered agent services in Delaware and Nevada.

Cypress was formed to provide asset management products and services. As a Wilmington-based investment advisory firm servicing high net worth individuals and institutions, it has approximately $638 million in assets under management at December 31, 2015, compared to approximately $661 million at December 31, 2014.

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

In May 2015, the Company effected a three-for-one stock split in the form of a stock dividend to shareholders of record as of May 4, 2015. All share and per share information has been retroactively adjusted to reflect the stock split. We retroactively adjusted stockholders’ equity to reflect the stock split by reclassifying an amount equal to the par value, $0.01, of the additional shares arising from the split from capital in excess of par value to common stock, resulting in no net impact to stockholders’ equity on our Consolidated Statements of Condition.

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

Debt and equity securities include MBS, municipal bonds, U.S. Government and agency securities and certain equity securities. Premiums and discounts on debt and equity securities, held-to-maturity and available-for-sale, are recognized in interest income using a level yield method over the period to expected maturity. The fair value of debt and equity securities is primarily obtained from third-party pricing services. Implicit in the valuation are estimated prepayments based on historical and current market conditions.

We follow ASC 320-10-55 “Investments—Debt and Equity Securities” that provides guidance related to accounting for recognition of other-than-temporary impairment for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. When we conclude an investment security is OTTI, a loss for the difference between the investment security’s carrying value and its fair value may be recognized as a reduction to non-interest income in the Consolidated Statements of Operations. For an investment in a debt security, if we intend to sell the investment security or it is more likely than not that we will be required to sell it before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell the investment security and conclude that it is not more likely than not we will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into “credit” and “other” components. The “other” component of the OTTI is included in other comprehensive income/loss, net of the tax effect, and the “credit” component of the OTTI is included as a reduction to non-interest income in the Consolidated Statements of Operations. We are required to use our judgment to determine impairment in certain circumstances. The specific identification method is used to determine realized gains and losses on sales of investment and mortgage-backed securities. All sales are made without recourse.

For additional detail regarding debt and equity securities, see Note 3 to the Consolidated Financial Statements.

Reverse Mortgage Loans

We account for our investment in reverse mortgages in accordance with the instructions provided by the staff of the SEC entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts,” which requires grouping the individual reverse mortgages into “pools” based on similar characteristics and recognizing income based on the estimated effective yield of the pools. In computing the effective yield, we must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral value of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages. The effective yield of each pool is recomputed and income is adjusted to reflect the revised rate of return. Because of this highly specialized accounting, the recorded value of reverse mortgage assets can result in significant volatility associated with estimations. As a result, income recognition can vary significantly from reporting period to reporting period.

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

In addition to originating loans, we occasionally acquire loans through mergers or loan purchase transactions. Some of these acquired loans may exhibit deteriorated credit quality that has occurred since origination and we may not expect to collect all contractual payments. Accounting for these purchased credit-impaired loans is done in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The loans are initially recorded at fair value on the acquisition date, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans are evaluated for impairment on a quarterly basis with a complete updating of the estimated cash flows on a semi-annual basis and if a loan is determined to be impaired but considered collateral dependent, it will have no accretable yield.

For additional detail regarding impaired loans, see Note 6 to the Consolidated Financial Statements and for additional detail regarding purchased credit impaired loans see Note 4 to the Consolidated Financial Statements.

Past Due and Nonaccrual Loans

Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Loans are returned to an accrual status when we assess that the borrower has the ability to make all principal and interest payments in accordance with the terms of the loan (i.e. including a consistent repayment record, generally six consecutive payments, has been demonstrated).

For additional detail regarding past due and nonaccrual loans, see Note 6 to the Consolidated Financial Statements.

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

We have established the loan loss allowance in accordance with guidance provided by the SEC’s Staff Accounting Bulletin 102 (SAB 102) and FASB ASC 450, Contingencies (ASC 450). When we have reason to believe it is probable that it will not be able to collect all contractually due amounts of principal and interest loans are evaluated for impairment on an individual basis and a specific allocation of the allowance is assigned in accordance with ASC 310-10. We also maintain an allowance for loan losses on acquired loans when: (i) there is deterioration in credit quality subsequent to acquisition for loans accounted for under ASC 310-30 and (ii) the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition for loans accounted for under ASC 310-20. Our methodology for assessing the appropriateness of the allowance consists of several key elements which include: a specific allowance for identified impaired loans, an allowance for pools of homogeneous loans, adjustments for qualitative and environmental factors and an allowance for model estimation and complexity risk. Impairment of troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is collateral dependent. Troubled debt restructures consist of concessions granted to borrowers facing financial difficulty.

For additional detail regarding the allowance for loan losses and the provision for loan losses, see Note 6 to the Consolidated Financial Statements.

Loans Held-for-Sale

Loans held-for-sale are carried at their fair value on a loan level.

Assets Acquired Through Foreclosure

Assets acquired through foreclosure are recorded at the lower of the recorded investment in the loans or their fair value less estimated disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value less estimated disposal costs. Costs relating to holding or disposing of the assets are charged to expense in the current period. We write-down the value of the assets when declines in fair value below the carrying value are identified. Loan workout and OREO expenses include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to fair value less estimated disposal costs. During 2015, we recorded $276,000 in charges (including write-downs and net losses on sales of assets) related to assets acquired through foreclosure (REO). These charges were $672,000 and $592,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015 we had $5.7 million in residential real estate in process of foreclosure.

For additional detail regarding assets acquired through foreclosure, see Note 6 to the Consolidated Financial Statements.

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

For additional detail regarding the provision for premises and equipment, see Note 8 to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets

In accordance with FASB ASC 805, Business Combinations (ASC 805) and FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value. ASU 2015-16, Simplifying the Accounting for Measurement-Period Accounting (ASU 2015-16), was adopted to transition our measurement period from December 31 to October 31 for goodwill and other intangible assets in 2015. The change was made to more closely align the impairment testing date with our long-range planning and forecasting process. We believe the change in our impairment testing date did not delay, accelerate or avoid an impairment charge.

We consider our accounting policies related to goodwill and other intangible assets to be critical because the assumptions or judgment used in determining the fair value of assets and liabilities acquired in past acquisitions are subjective and complex. As a result, changes in these assumptions or judgment could have a significant impact on our financial condition or results of operations.

For additional information regarding our goodwill and other intangible assets, see Notes 2 & 9 to the Consolidated Financial Statements.

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

For additional detail regarding the Federal funds purchased and sold under agreements to repurchase, see Note 11 to the Consolidated Financial Statements.

Loss Contingency for Unfunded Commitments

We maintain a loss contingency accrual for probable losses related to unfunded commitments. The determination of the loss contingency for unfunded commitments requires significant judgment reflecting management’s best estimate of probable losses related to unfunded commitments.

For additional detail regarding loss contingency and unfunded commitments, see Note 11 to the Consolidated Financial Statements.

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

For additional detail regarding income taxes, see Note 15 to the Consolidated Financial Statements.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with FASB ASC 718, Stock Compensation. Compensation expense relating to all share-based payments is recognized on a straight-line basis, over the applicable vesting period.

For additional detail regarding stock-based compensation, see Note 16 to the Consolidated Financial Statements.

Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

(In Thousands, Except Per share Data)	2015	2014	2013
Numerator:
Net income allocable to common shareholders	$53,533	$53,757	$45,249

Denominator:
Denominator for basic earnings per share - weighted average shares	28,435	27,218	26,453
Effect of dilutive employee stock options, restricted stock and warrants	508	690	377

Denominator for diluted earnings per share - adjusted weighted average shares and assumed exercised	28,943	27,908	26,830

Earnings per share:
Basic:
Net income allocable to common shareholders	$1.88	$1.98	$1.71

Diluted:
Net income allocable to common shareholders	$1.85	$1.93	$1.69

Outstanding common stock equivalents having no dilutive effect	83	127	1,324

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2015

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendment in this update eliminates the requirement for an acquirer to retroactively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. This ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted therefore, we elected to early adopt this guidance during 2015. The adoption of this accounting guidance did not have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In August 2014, the FASB issued ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including Federal Housing Administration or Veterans Affairs guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The adoption of this accounting guidance did not have a material effect on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. It eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of this accounting guidance did not have a material effect on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04). The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The adoption of this accounting guidance did not have a material effect on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In January 2014, the FASB, issued ASU No. 2014-01, Investments — Equity Method and Joint Ventures (Topic 323) — Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). This ASU permits an entity to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The adoption did not have a material effect on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition. For additional discussion on the adoption of this guidance refer to the Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Accounting Guidance Pending Adoption at December 31, 2015

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach applies to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements at adoption, and to all new or modified awards thereafter. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-9 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014-09 by one year to financial statements issued for fiscal years beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or retrospectively with the cumulative effect transition method. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. ASU No. 2015-03 should be applied on a retrospective basis. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This guidance provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity and also amends the criteria for consolidating such an entity. In addition, it amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a VIE primary beneficiary determination. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. ASU No. 2015-02 requires entities to use a retrospective or a modified retrospective approach (recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year). The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment provides that equity investments will be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument specific credit risk. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities may apply this guidance on a prospective or retrospective basis. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company’s management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

2.     BUSINESS COMBINATIONS

Penn Liberty Financial Corporation

On November 23, 2015, we along with Penn Liberty Financial Corporation (Penn Liberty) announced the signing of a definitive agreement and plan of reorganization whereby we would acquire Penn Liberty. Upon the closing of the transaction, Penn Liberty will merge into the Company and Penn Liberty Bank will merge into WSFS Bank. Penn Liberty is a locally managed institution with eleven branch locations headquartered in Wayne, Pennsylvania. It reported $704 million in assets, $510 million in loans and $621 million in deposits as of December 31, 2015. We expect this acquisition to build our market share, expand our customer base and enhance our fee income. The total transaction is valued at approximately $101 million and is expected to close early in the third quarter of 2016, subject to approval by the shareholders of Penn Liberty, regulatory approvals and other customary closing conditions.

Alliance Bancorp, Inc. of Pennsylvania

On October 9, 2015 we completed the acquisition of Alliance and its wholly owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At that time Alliance merged into the Company and Alliance Bank merged into WSFS Bank. In accordance with the terms of the Agreement and Plan of Merger, dated March 2, 2015, holders of shares of Alliance common stock received, in aggregate, $26.6 million in cash and 2,459,120 shares of WSFS common stock. The transaction was valued at $97.9 million based on WSFS’ October 9, 2015 closing share price of $29.01 as quoted on NASDAQ. The results of the combined entity’s operations are included in our Consolidated Financial Statements since the date of the acquisition.

The acquisition of Alliance was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The fair values are preliminary estimates and are subject to adjustment during the one year measurement period after the acquisition. The excess of consideration paid over the preliminary fair value of net assets acquired was recorded as goodwill in the amount of $36.4 million, which will not be amortizable and is not deductible for tax purposes. The Company allocated the total balance of goodwill to its WSFS Bank segment. The Company also recorded $2.6 million in core deposit intangibles which are being amortized over ten years using the straight-line depreciation method and $511,000 for non-compete covenants which are being amortized between six and eighteen months.

In connection with the merger, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed, as of the date of acquisition, are summarized in the following table:

(In Thousands)	Fair Value
Consideration Paid:
Common shares issued (2,459,120)	$71,345
Cash paid to Alliance stockholders	26,576

Value of consideration	97,921
Assets acquired:
Cash and due from banks	67,439
Investment securities	3,002
Loans	307,695
Premises and equipment	2,685
Deferred income taxes	7,544
Bank owned life insurance	12,923
Core deposit intangible	2,635
Other real estate owned	768
Other assets	2,986

Total assets	407,677
Liabilities assumed:
Deposits	341,682
Other borrowings	2,826
Other liabilities	1,673

Total liabilities	346,181
Net assets acquired:	61,496

Goodwill resulting from acquisition of Alliance	$36,425

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates.

Acquired loans were recorded at their fair value as of the acquisition date. The fair value was based on a discounted cash flow methodology that uses assumptions as to credit risk, default rates, collateral values, loss severity, along with estimated prepayment rates. Non-impaired acquired loans had a gross contractual balance of $294.1 million and a fair value of $284.9 million. Loans that had deteriorated in credit quality since their origination, and for which it was probable that all contractual cash flows would not be received, were accounted for in accordance with ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The gross contractual balance of the impaired loans was $24.6 million with a fair value of $22.8 million. For additional information regarding acquired impaired loans, see Note 4 to the Consolidated Financial Statements.

The Company acquired Alliance’s investment portfolio with a fair value of $3.0 million. The fair value of the investment portfolio was determined to be equal to book value as it consisted of only one security which matured in November 2015.

The Company recorded a deferred income tax asset (DTA) of $7.5 million related to tax attributes of Alliance along with the effects of fair value adjustments resulting from acquisition accounting for the combination.

The fair value of savings and transaction deposit accounts acquired was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. The valuation adjustment of $1.4 million will be accreted or amortized to interest expense over the remaining maturities of the respective pools.

The other borrowings were sweep repos and their carrying amount at October 9, 2015 is a reasonable estimate of their fair value.

Direct costs related to the acquisition were expensed as incurred. During the twelve months ended December 31, 2015, the Company incurred $6.9 million in integration expenses, including $3.4 million in salary and benefits, $1.9 million in professional fees, $792,000 in marketing expense and $458,000 in data processing expense.

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

In connection with the merger, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed, as of the date of acquisition, are summarized in the following table:

(In Thousands)	Fair Value
Consideration Paid:
Common shares issued (1,357,983)	$32,908
Cash paid to FNBW stockholders	32,028

Value of consideration	64,936
Assets acquired:
Cash and due from banks	40,605
Investment securities	41,822
Loans	175,895
Premises and equipment	1,611
Deferred income taxes	3,216
Bank owned life insurance	12,576
Core deposit intangible	3,240
Other Real Estate Owned	1,593
Other assets	4,659

Total assets	285,217
Liabilities assumed:
Deposits	228,844
FHLB advances	5,052
Other liabilities	2,891

Total liabilities	236,787
Net assets acquired:	48,430

Goodwill resulting from acquisition of FNBW:	$16,506

The following table details the changes to goodwill:

Fair Value
Goodwill resulting from the acquisition of FNBW reported as of September 30, 2014	$16,370
Effects of adjustments to:
Assets	236
Liabilities	(100)
Final purchase price	—

Adjusted goodwill resulting from the acquisition of FNBW as of December 31, 2015	$16,506

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our available-for-sale and held-to-maturity investment securities:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2015
GSE	$31,041	$—	$127	$30,914
CMO	253,189	713	2,414	251,488
FNMA MBS	320,105	1,081	2,715	318,471
FHLMC MBS	99,350	405	313	99,442
GNMA MBS	20,387	420	93	20,714

	$724,072	$2,619	$5,662	$721,029

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2014
GSE	$30,020	$14	$74	$29,960
CMO	193,672	874	1,614	192,932
FNMA MBS	291,606	2,053	1,106	292,553
FHLMC MBS	146,742	672	532	146,882
GNMA MBS	77,364	701	268	77,797

	$739,404	$4,314	$3,594	$740,124

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities (a)
December 31, 2015
State and political subdivisions	$165,862	$1,943	$62	$167,743

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities (a)
December 31, 2014
State and political subdivisions	$126,168	$3	$—	$126,171

(a)	Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $2.9 million and $3.6 million at December 31, 2015 and December 31, 2014, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The scheduled maturities of investment securities at December 31, 2015 and December 31, 2014 were as follows:

	Available-for-Sale
(In Thousands)	Amortized Cost	Fair Value
2015 (1)
Within one year	$3,997	$3,995
After one year but within five years	30,009	29,840
After five years but within ten years	218,023	215,018
After ten years	472,043	472,176

	$724,072	$721,029

2014 (1)
Within one year	$10,000	$10,014
After one year but within five years	20,020	19,946
After five years but within ten years	134,453	133,395
After ten years	574,931	576,769

	$739,404	$740,124

	Held-to-Maturity
(In Thousands)	Amortized Cost	Fair Value
2015 (1)
Within one year	$1,486	$1,488
After one year but within five years	3,465	3,456
After five years but within ten years	7,939	8,045
After ten years	152,972	154,754

	$165,862	$167,743

2014 (1)
Within one year	$3,608	$3,608
After one year but within five years	6,217	6,217
After five years but within ten years	9,733	9,736
After ten years	106,610	106,610

	$126,168	$126,171

(1)	Actual maturities could differ from contractual maturities.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers have the right to call or prepay obligations with or without a prepayment penalty.

Investment securities with fair market values aggregating $457.0 million, $470.4 million and $447.7 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of December 31, 2015, 2014 and 2013, respectively. From time to time, investment securities are also pledged as collateral for FHLB borrowings. There were no FHLB pledged investment securities at December 31, 2015, 2014 or 2013.

During 2015, we sold $192.8 million of investment securities categorized as available-for-sale for net gains of $1.5 million, of which $1.5 million was gain and $1,000 was losses. In 2014, we sold $227.7 million investment securities categorized as available-for-sale for net gains of $1.0 million, of which $1.1 million was gain and $60,000 was losses. The cost basis of all investment securities sales is based on the specific identification method.

As of December 31, 2015, our investment securities portfolio had remaining unamortized premiums of $18.3 million and $306,000 of unaccreted discounts.

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2015.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(In Thousands) Available-for-sale securities:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
GSE	$30,914	$127	$—	$—	$30,914	$127
CMO	139,486	1,703	26,536	711	166,022	2,414
FNMA MBS	214,465	2,715	—	—	214,465	2,715
FHLMC MBS	41,791	136	4,025	177	45,816	313
GNMA MBS	4,073	29	2,377	64	6,450	93

Total temporarily impaired investments	$430,729	$4,710	$32,938	$952	$463,667	$5,662

	Less than 12 months		12 months or longer		Total

(In Thousands) Held-to-maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and political subdivisions	$9,845	$62	$—	$—	$9,845	$62

Total temporarily impaired investments	$9,845	$62	$—	$—	$9,845	$62

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2014.

	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss
GSE	$19,945	$74	$—	$—	$19,945	$74
CMO	15,492	108	61,630	1,506	77,122	1,614
FNMA MBS	—	—	103,207	1,106	103,207	1,106
FHLMC MBS	23,901	54	58,267	478	82,168	532
GNMA MBS	—	—	48,312	268	48,312	268

Total temporarily impaired investments	$59,338	$236	$271,416	$3,358	$330,754	$3,594

There were no held-to-maturity securities in an unrealized loss position as of December 31, 2014.

At December 31, 2015, we owned investment securities totaling $473.5 million in which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $5.7 million at December 31, 2015. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of other than temporary impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

All securities, with the exception of one, were AA- rated or better at the time of purchase and remained investment grade at December 31, 2015. All securities were evaluated for OTTI at December 31, 2015 and 2014. The result of this evaluation showed no OTTI as of December 31, 2015 or 2014. The weighted average duration of MBS was 4.7 years at December 31, 2015.

4. ACQUIRED CREDIT IMPAIRED LOANS

On October 9, 2015, we acquired $24.6 million of credit impaired loans from an acquisition with Alliance. Loans that have deteriorated in credit quality since their origination, and for which it is probable that all contractual cash flows will not be received, are accounted for in accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30). Under ASC 310-30, acquired loans are generally considered accruing and performing as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing as long as the estimated cash flows are expected to be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding. At December 31, 2015, there were two acquired loans from Alliance accounted for under FASB ASC 310-20, Nonrefundable Fees and Other Costs (ASC 310-20) classified as nonaccrual loans with a carrying value of $86,000. Credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. Updates to expected cash flows for acquired impaired loans accounted for under ASC 310-30 has resulted in a provision for loan loss of $132,000 due to the amount and timing of expected cash flows decrease compared to those originally estimated at acquisition.

The following table details the loans acquired through the Alliance merger on October 9, 2015 that are accounted for in accordance with FASB ASC 310-30.

(In Thousands)	October 9, 2015
Contractually required principal and interest at acquisition*	$27,469
Contractual cash flows not expected to be collected (nonaccretable difference)	2,377

Expected cash flows at acquisition	25,092
Interest component of expected cash flows (accretable yield)	2,334

Fair value of acquired loans accounted for under FASB ASC 310-30	$22,758

*	The difference between $27.4 and $24.6 in Note 2 is contractual interest to be received

On September 5, 2014, $24.2 million of impaired loans were acquired from FNBW. At December 31, 2015, there were six FNBW acquired loans accounted for under ASC 310-20 classified as nonaccrual loans with a carrying value of $302,000.

The following table details the loans acquired through the FNBW merger on September 5, 2014 that are accounted for in accordance with FASB ASC 310-30.

(In Thousands)	September 5, 2014
Contractually required principal and interest at acquisition*	$27,086
Contractual cash flows not expected to be collected (nonaccretable difference)	7,956

Expected cash flows at acquisition	19,130
Interest component of expected cash flows (accretable yield)	1,790

Fair value of acquired loans accounted for under FASB ASC 310-30	$17,340

*	The difference between $27.1 and $24.2 in Note 2 is contractual interest to be received

The following is the outstanding principal balance and carrying amounts for all acquired credit impaired loans for which the company applies ASC 310-30 as of December 31, 2015 and 2014:

(In Thousands)	December 31, 2015	December 31, 2014
Outstanding principal balance	$38,067	$22,752
Carrying amount	32,568	15,893
Allowance for loan losses	132	—

The following table presents the changes in accretable yield on all acquired credit impaired loans for the years indicated:

Accretable Yield
Balance as of September 5, 2014	$1,790
Accretion	(250)
Reclassification from nonaccretable difference	—
Additions/adjustments	(42)
Disposals	—

Ending balance as of December 31, 2014	$1,498
Addition from Alliance acquisition	2,334
Accretion	(1,405)
Reclassification from nonaccretable difference	3,054
Additions/adjustments	(714)
Disposals	(3)

Ending balance as of December 31, 2015	$4,764

5. LOANS

The following table details our loan portfolio by category:

December 31,	2015	2014
(In Thousands)
Commercial and industrial	$1,061,597	$920,072
Owner-occupied commercial	880,643	788,598
Commercial mortgages	966,698	805,459
Construction	245,773	142,497
Residential	259,679	218,329
Consumer	360,249	327,543

	3,774,639	3,202,498

Less:
Deferred fees, net	8,500	6,420
Allowance for loan losses	37,089	39,426

Net loans	$3,729,050	$3,156,652

Nonaccruing loans aggregated $21.2 million, $24.1 million and $31.0 million at December 31, 2015, 2014 and 2013, respectively. If interest on all such loans had been recorded in accordance with contractual terms, net interest income would have increased by $946,000 in 2015, $800,000 in 2014, and $1.0 million in 2013.

The total amounts of loans serviced for others were $130.0 million, $153.3 million and $229.8 million at December 31, 2015, 2014 and 2013, respectively, which consisted of residential first mortgage loans and reverse mortgage loans. We received fees from the servicing of loans of $309,000, $285,000 and $342,000 during 2015, 2014 and 2013, respectively.

We record mortgage-servicing rights on our mortgage loan-servicing portfolio. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans we acquire or originate. The value of these servicing rights was $481,000 and $321,000 at December 31, 2015 and 2014, respectively. Mortgage loans serviced for others are not included in loans in the accompanying Consolidated Statements of Condition. Changes in the value of these servicing rights resulted in net losses of $160,000 and $98,000 during 2015 and 2014, respectively. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in mortgage banking activities, net in the Consolidated Statements of Operations.

Accrued interest receivable on loans outstanding was $10.4 million and $8.5 million at December 31, 2015 and 2014, respectively.

6. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

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

When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, if necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the twelve months ended December 31, 2015, net charge-offs totaled $10.1 million or 0.29% of average loans, compared to $5.4 million, or 0.18% of average loans annualized, during the twelve months ended December 31, 2014. A significant portion of the net charge-offs in 2015 was the result of one $9.1 million substandard C&I relationship previously classified as an accruing TDR that was placed in nonaccrual status during the second quarter of 2015. This relationship included net charge-offs of $5.7 million during the twelve months ending December 31, 2015.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled into the following segments: commercial, owner-occupied, commercial real estate and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. During the twelve months ended December 31, 2015, we increased the look-back period to 20 quarters from 16 quarters used at December 31, 2015 and prior periods. This change in the look-back period resulted in an increase of $1.3 million to the total allowance at December 31, 2015.

Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 20 quarter look-back period.

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

The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be eight quarters as of December 31, 2015. Further, our residential mortgage and consumer LEP remained at four quarters as of December 31, 2015. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our commercial LEP at least annually.

The final component of the allowance for loan losses is a reserve for model estimation and complexity risk. The calculation of this reserve is generally quantitative; however, qualitative estimates of valuations and risk assessment, and methodology judgments are necessary in order to capture factors not already included in other components in our allowance for loan losses methodology. We review the qualitative estimates of valuation factors quarterly and management uses its judgment to make adjustments based on current trends.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.

The following tables provide an analysis of the allowance for loan losses and loan balances as of and for the year ended December 31, 2015 and December 31, 2014:

(In Thousands)	Commercial	Owner- Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Twelve months ended December 31, 2015
Allowance for loan losses
Beginning balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426
Charge-offs	(6,303)	(738)	(1,135)	(146)	(548)	(3,225)	—	(12,095)
Recoveries	301	77	222	185	226	957	—	1,968
Provision (credit) for loan losses	4,241	665	(67)	852	76	2,183	(510)	7,440
Provision for acquired loans	80	23	201	34	4	8	—	350

Ending balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,164	$—	$—	$211	$918	$199	$—	$2,492
Loans collectively evaluated for impairment	9,988	6,648	6,384	3,310	1,360	5,765	1,010	34,465
Acquired loans evaluated for impairment	4	22	103	—	3	—	—	132

Ending balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089

(In Thousands)	Commercial	Owner- Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$5,680	$1,090	$3,411	$1,419	$15,548	$7,664	$—	$34,812
Loans collectively evaluated for impairment	930,346	820,911	869,359	213,801	166,252	335,323	—	3,335,992
Acquired nonimpaired loans	112,586	53,954	83,415	27,009	76,929	17,255	—	371,148
Acquired impaired loans	12,985	4,688	10,513	3,544	950	7	—	32,687

Ending balance	$1,061,597	$880,643	$966,698	$245,773	$259,679	$360,249	$—	$3,774,639	(3)

(In Thousands)	Commercial	Owner- Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Twelve months ended December 31, 2014
Allowance for loan losses
Beginning balance	$12,751	$7,638	$6,932	$3,326	$3,078	$6,494	$1,025	$41,244
Charge-offs	(3,587)	(1,085)	(425)	(88)	(811)	(2,855)	—	(8,851)
Recoveries	1,611	249	202	242	168	981	—	3,453
Provision (credit) for loan losses	2,062	(159)	557	(884)	88	1,421	495	3,580

Ending balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426

Period-end allowance allocated to:
Loans individually evaluated for impairment	$3,034	$609	$319	$334	$790	$231	$—	$5,317
Loans collectively evaluated for impairment	9,803	6,034	6,947	2,262	1,733	5,810	1,520	34,109

Ending balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$12,381	$2,474	$8,335	$1,419	$15,666	$6,376	$—	$46,651	(2)
Loans collectively evaluated for impairment	872,398	743,680	753,451	127,324	184,788	312,539	—	2,994,180
Acquired nonimpaired loans	32,024	40,180	37,697	9,891	17,363	8,619		145,774
Acquired impaired loans	3,269	2,264	5,976	3,863	512	9		15,893

Ending balance	$920,072	$788,598	$805,459	$142,497	$218,329	$327,543	$—	$3,202,498	(3)

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans which are considered to be impaired loans of $13.6 million at December 31, 2015 and $22.6 million as of December 31, 2014.
(3)	Ending loan balances do not include deferred costs.

Nonaccrual and Past Due Loans

Nonaccruing loans are those loans on which the accrual of interest has ceased. We discontinue accrual of interest on originated loans after payments become more than 90 days past due or earlier if we do not expect the full collection of principal and interest in accordance with the terms of the loan agreement. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the accretion of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectability of principal and interest. Loans greater than 90 days past due and still accruing are defined as loans contractually past due 90 days or more as to principal or interest payments, but remain in accrual status because they are considered well secured and in process of collection.

The following tables show our nonaccrual and past due loans at the dates indicated:

At Dec. 31, 2015	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
(In Thousands)
Commercial	$1,686	$270	$12,355	$14,311	$1,028,973	$12,985	$5,328	$1,061,597
Owner-occupied commercial	713	217	4,886	5,816	869,048	4,688	1,091	880,643
Commercial mortgages	141	4	288	433	952,426	10,513	3,326	966,698
Construction	—	—	—	—	242,229	3,544	—	245,773
Residential	5,263	621	251	6,135	245,307	950	7,287	259,679
Consumer	1,222	36	252	1,510	354,599	7	4,133	360,249

Total (1)	$9,025	$1,148	$18,032	$28,205	$3,692,582	$32,687	$21,165	$3,774,639

% of Total Loans	0.24%	0.03%	0.48%	0.75%	97.83%	0.86%	0.56%	100.00%

(1)	Balances in table above includes $371.1 million in acquired non-impaired loans.

At Dec. 31, 2014	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
(In Thousands)
Commercial	$715	$—	$—	$715	$913,382	$3,269	$2,706	$920,072
Owner-occupied commercial	393	—	—	393	783,466	2,264	2,475	788,598
Commercial mortgages	203	—	—	203	791,035	5,976	8,245	805,459
Construction	—	—	—	—	138,634	3,863	—	142,497
Residential	3,879	604	—	4,483	206,266	512	7,068	218,329
Consumer	1,241	342	4	1,587	322,390	9	3,557	327,543

Total (1)	$6,431	$946	$4	$7,381	$3,155,173	$15,893	$24,051	$3,202,498

% of Total Loans	0.20%	0.03%	0.00%	0.23%	98.52%	0.50%	0.75%	100.00%

(1)	Balances in table above includes $145.8 million in acquired non-impaired loans.

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

The following tables provide an analysis of our impaired loans at December 31, 2015 and December 31, 2014:

2015 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loan with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Commercial	$6,137	$951	$5,186	$1,168	$20,206	$9,391
Owner-occupied commercial	2,127	1,090	1,037	22	2,947	2,111
Commercial mortgages	4,652	3,410	1,242	103	11,826	7,540
Construction	1,419	—	1,419	211	1,419	1,448
Residential	15,710	9,034	6,676	920	18,655	15,264
Consumer	7,665	6,498	1,167	200	9,353	6,801

Total (2)	$37,710	$20,983	$16,727	$2,624	$64,406	$42,555

2014 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loan with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Commercial	$12,381	$580	$11,801	$3,034	$20,924	$5,952
Owner-occupied commercial	2,474	1,865	609	609	3,708	4,461
Commercial mortgages	8,335	4,732	3,603	319	14,383	11,005
Construction	1,419	—	1,419	334	1,419	1,013
Residential	15,666	7,068	8,598	790	18,967	17,296
Consumer	6,376	3,557	2,819	231	7,162	5,902

Total	$46,651	$17,802	$28,849	$5,317	$66,563	$45,629

(1)	Reflects loan balances at or written down to their remaining book balance.
(2)	The above includes acquired impaired loans totaling $2.9 million in the ending loan balance and $3.5 million in the contractual principal balance.

Interest income of $1.6 million and $1.8 million was recognized on impaired loans during 2015 and 2014 respectively.

As of December 31, 2015, there were 32 residential loans and 3 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $5.0 million and $675,000, respectively. As of December 31, 2014, there were 36 residential loans and 12 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $4.4 million and $1.1 million, respectively.

Reserves On Acquired Nonimpaired Loans

In accordance with FASB ASC 310, Receivables, loans acquired by the Bank through its merger with FNBW and Alliance are required to be reflected on the balance sheet at their fair values as opposed to their book values on the date of acquisition. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date the bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the Allowance at December 31:

Commercial Credit Exposure

									Total Commercial(1)
	Commercial		Owner-Occupied Commercial		Commercial Mortgages		Construction		2015		2014
(In Thousands)	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%	Amount	%
Risk Rating:
Special mention	$5,620	$4,744	$9,535	$6,989	$12,323	$9,065	$—	$—	$27,478		$20,798
Substandard:
Accrual	33,883	42,377	22,901	14,436	2,547	9,167	8,296	1,085	67,627		67,065
Nonaccrual	4,164	1,225	1,090	1,865	3,326	7,927	—	—	8,580		11,017
Doubtful/nonaccrual	1,164	3,034	—	609	—	319	—	334	1,164		4,296

Total special mention and substandard	44,831	51,380	33,526	23,899	18,196	26,478	8,296	1,419	104,849	3%	103,176	4%
Acquired impaired loans	12,985	3,269	4,688	2,264	10,513	5,976	3,544	3,863	31,730	1%	15,372	1%
Pass	1,003,781	865,423	842,429	762,435	937,989	773,005	233,933	137,215	3,018,132	96%	2,538,078	95%

Total	$1,061,597	$920,072	$880,643	$788,598	$966,698	$805,459	$245,773	$142,497	$3,154,711	100%	$2,656,626	100%

(1)	Table includes $ 277.0 million in acquired non-impaired loans at December 31, 2015 and $119.8 million at December 31, 2014.

Consumer Credit Exposure

					Total Residential and Consumer(2)
	Residential		Consumer		2015		2014
(In Thousands)	2015	2014	2015	2014	Amount	Percent	Amount	Percent
Nonperforming(1)	$15,548	$15,666	$7,664	$6,376	$23,212	4%	$22,042	4%
Acquired impaired loans	950	512	7	9	957	—%	521	—%
Performing	243,181	202,151	352,578	321,158	595,759	96%	523,309	96%

Total	$259,679	$218,329	$360,249	$327,543	$619,928	100%	$545,872	100%

(1)	Includes $13.6 million as of December 31, 2015 and $11.4 million as of December 31, 2014 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans modified terms and are accruing interest.
(2)	Total includes acquired non-impaired loans of $94.2 million at December 31, 2015 and $26.0 million at December 31, 2014.

Troubled Debt Restructurings (TDR)

The balance of TDRs at December 31, 2015 and December 31, 2014 was $24.6 million and $36.2 million, respectively. The balances at December 31, 2015 include approximately $11.0 million of TDRs in nonaccrual status and $13.6 million of TDRs in accrual status compared to $13.6 million of TDRs in nonaccrual status and $22.6 million of

TDRs in accrual status at December 31, 2014. Approximately $2.1 million and $4.2 million in related reserves have been established for these loans at December 31, 2015 and December 31, 2014, respectively.

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

During 2015, the terms of 33 loans were modified in TDRs. Twenty-two modifications were for consumer loans in which nine were discharged bankruptcies, seven were maturity date extensions, five were HELOC conversion, and one was a rate reduction. Ten were residential mortgages in which three were discharged bankruptcies, three were maturity date extensions, two were forbearance agreements, one was a rate reduction, and one was a credit exception for refinance. One commercial loan received a maturity date extension. Our concessions on restructured loans typically consist of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven by us when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months, and repayment is reasonably assured.

The following table presents loans identified as TDRs during the twelve months ended December 31, 2015 and December 31, 2014:

(In Thousands)	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014
Commercial	$—	$9,356
Owner Occupied Commercial	577	—
Commercial mortgages	—	3,430
Construction	—	1,419
Residential	895	2,062
Consumer	1,615	1,612

	$3,087	$17,879

The TDRs set forth in the table above increased our allowance for loan losses by $18,000 through allocation of a related reserve, and resulted in charge-offs of $166,000 during the twelve months ended December 31, 2015. For the twelve months ended December 31, 2014, the TDRs set forth in the table above increased our allowance for loan losses by $2.2 million through allocation of a related reserve, and resulted in charge-offs of $54,000.

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

Our investment in reverse mortgages totaled $24.3 million at December 31, 2015. The portfolio consists of 93 loans with an average borrowers’ age of 94 years old and there is currently significant overcollateralization in the portfolio, as the realizable collateral value (the lower of collectible principal and interest, or appraised value and annual broker price opinion of the home) of $46.8 million exceeds the outstanding book balance at December 31, 2015. Broker price opinions are updated at least annually. Additional broker price opinions are obtained when our quarterly review indicates that a home’s value has increased or decreased by at least 50% during any given period.

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

To determine the carrying value of these reverse mortgages as of December 31, 2015, we used the proprietary model described above and actual cash flow information to estimate future cash flows. There are three main drivers of cash flows; 1) move-out rates, 2) house price appreciation (HPA) forecasts, and 3) internal rate of return.

1)	Move-out rates – We used the actuarial estimates of contract termination provided in the United States Mortality Rates Period Life Table, 2010, published by the Office of the Actuary – Social Security in 2014, adjusted for expected prepayments and relocations which we adopted during 2014.

2)	House Price Appreciation – We utilize house price forecasts from various market sources. Based on this information, we forecasted a 2.5% increase in housing prices during 2016 and a 2.0% increase in the following year and thereafter. We believe this forecast continues to be appropriate given the nature of reverse mortgage collateral and historical under-performance to the broad housing market. Annually, during the fourth quarter, current collateral values are updated through broker price opinions.

3)	Internal Rate of Return – As of December 31, 2015, the internal rate of return (IRR) of 19.06% was the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated.

As of December 31, 2015, the Company’s actuarially estimated cash payments to reverse mortgagors are as follows:

Year Ending
2016	$594
2017	475
2018	376
2019	294
2020	228
Years 2021 – 2025	529
Years 2026 – 2030	106
Years 2031 – 2035	15
Thereafter	2

Total	$2,619

This	table does not take into consideration cash inflow including payments from mortgagors or payoffs based on contractual terms.

The amount of the contract value that would be forfeited if we were not to make cash payments to reverse mortgagors in the future is $5.4 million.

The future cash flows depend on the HPA assumptions. If the future changes in collateral value were assumed to be zero, income would decrease by $731,000 for the quarter ended December 31, 2015 with an IRR of 18.07%. If the future changes in collateral value were assumed to be reduced by 1%, income would decrease by $337,000 with an IRR of 18.60%.

The net present value of the projected cash flows depends on the IRR used. If the IRR increased by 1%, the net present value would increase by $876,000. If the IRR decreased by 1%, the net present value would decrease by $855,000.

8. PREMISES AND EQUIPMENT

Land, office buildings, leasehold improvements and furniture and equipment, at cost, are summarized by major classifications:

December 31,	2015	2014
(In Thousands)
Land	$2,325	$2,052
Buildings	6,878	4,791
Leasehold improvements	37,123	35,925
Furniture and equipment	31,824	24,644

	78,150	67,412
Less:
Accumulated depreciation	38,581	32,338

	$39,569	$35,074

Depreciation expense is computed on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. In general, computer equipment, furniture and equipment and building renovations are expensed over three, five and ten years, respectively.

We occupy certain premises including some with renewal options and operate certain equipment under noncancelable leases with terms ranging primarily from 1 to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred in accordance with FASB ASC 840-20 Operating Leases. Rent expense was $9.9 million in 2015, $9.5 million in 2014 and $9.1 million in 2013. Future minimum cash payments under these leases at December 31, 2015 are as follows:

(In Thousands)
2016	$9,178
2017	8,971
2018	8,931
2019	8,923
2020	8,968
Thereafter	158,050

Total future minimum lease payments	$203,021

9. GOODWILL AND INTANGIBLE ASSETS

In accordance with FASB ASC 805, Business Combinations (ASC 805) and FASB ASC 350, Intangibles—Goodwill and Other (ASC 350), all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.

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

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and charged to results of operations in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. Goodwill totaled $85.2 million at December 31, 2015 and $48.7 million at December 31, 2014. The majority of this goodwill, or $80.1 million, is in the WSFS Bank segment and is the result of a branch acquisition in 2008, the acquisition of Christiana Bank and Trust (CB&T) during 2010, the purchase of Array and Arrow during 2013, the purchase of FNBW in 2014, and the purchase of Alliance Bank in 2015. The Trust and Wealth Management segment also recorded goodwill as a result of the acquisition of CB&T.

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

In accordance with ASU 2015-16 we elected to change our measurement period from December 31 to October 31. As of October 31, 2015, we completed the step one test of the analysis to determine potential goodwill impairment of the WSFS Bank and Trust and Wealth Management segments. The valuation incorporated a market-based analysis and indicated the fair values of our WSFS Bank and Trust and Wealth Management segments were above their carrying amounts. Therefore, in accordance with FASB ASC 350-20-35-6, the second step of the analysis was not required.

As of December 31, 2015, we had three operating segments, WSFS Bank, Cash Connect, and Trust & Wealth Management. Our operating segments may contain one or more reporting units depending on economic characteristics, products and customers. At the time we acquire a business, we allocate goodwill to the reporting unit where it will reside based on its relative fair value. Should we have significant business reorganization, we may reallocate the goodwill. For additional information on management reporting, see Note 20 to the Consolidated Financial Statements and Note 2 for additional information on the Goodwill that was recorded during 2015.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

(In Thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2013	$27,101	$—	$5,134	$32,235
Changes in Goodwill	46	—	—	46
Goodwill from business combinations	16,370	—	—	16,370

December 31, 2014	43,517	—	5,134	48,651
Changes in Goodwill	136	—	—	136
Goodwill from business combinations	36,425	—	—	36,425

December 31, 2015	$80,078	$—	$5,134	$85,212

The adjustments made to goodwill during 2015, reflect a change in the fair value of the loans acquired, accrued expenses, bank-owned life insurance, computer equipment, deferred federal income taxes, and OREO properties during the measurement period for the FNBW acquisition. The fair value of acquired assets and liabilities from FNBW is now considered final.

FASB ASC 350, also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. During 2015, we recorded intangible assets of $3.1 million due to the acquisition of Alliance Bank. During 2014, we recorded intangible assets of $3.2 million due to the acquisition of FNBW. See Note 2 to the Consolidated Financial Statements for additional information. The following table summarizes other intangible assets:

(In Thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2015
Core deposits	$10,246	$(4,512)	$5,734
CB&T intangible	3,142	(1,181)	1,961
Array and Arrow intangibles	2,353	(847)	1,506
Mortgage servicing rights	1,430	(949)	481
Alliance intangible	511	(110)	401

Total other intangible assets	$17,682	$(7,599)	$10,083

December 31, 2014
Core deposits	$7,610	$(3,321)	$4,289
CB&T intangible	3,142	(985)	2,157
Array and Arrow intangibles	2,353	(497)	1,856
Mortgage servicing rights	1,455	(815)	640

Total other intangible assets	$14,560	$(5,618)	$8,942

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and either accelerated or straight-line methods of amortization. We recognized amortization expense on other intangible assets of $2.0 million, $1.3 million, and $1.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The following presents the estimated amortization expense of intangibles:

(In Thousands)	Amortization of Intangibles
2016	$2,010
2017	1,549
2018	1,400
2019	1,238
2020	992
Thereafter	2,894

Total	$10,083

At December 31, 2015, goodwill and other intangible assets were not considered impaired. Changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

10. DEPOSITS

The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:

December 31,	2015	2014
(In Thousands)
Money market and demand:
Noninterest-bearing demand	$958,238	$804,678
Interest-bearing demand	784,619	688,370
Money market	1,090,050	1,066,224

Total money market and demand	2,832,907	2,559,272

Savings	439,918	402,032

Customer certificates of deposit by maturity:
Less than one year	200,893	188,922
One year to two years	79,760	36,108
Two years to three years	25,256	16,741
Three years to four years	9,642	6,468
Over four years	17,449	5,063

Total customer time certificates	333,000	253,302

Jumbo certificates of deposit (greater than $100,000), by maturity:
Less than one year	180,753	206,370
One year to two years	44,776	23,621
Two years to three years	15,256	10,117
Three years to four years	6,685	3,896
Over four years	6,541	3,667

Total jumbo certificates of deposit	254,011	247,671

Total customer deposits	3,859,836	3,462,277

Brokered deposits less than one year	156,730	186,958

Total deposits	$4,016,566	$3,649,235

Interest expense on deposits by category follows:

(In Thousands)
Year Ended December 31,	2015	2014	2013
Interest-bearing demand	$666	$611	$529
Money market	2,466	1,478	1,123
Savings	289	234	217
Time deposits	3,057	4,060	4,712

Total customer interest expense	6,478	6,383	6,581

Brokered deposits	687	768	599

Total interest expense on deposits	$7,165	$7,151	$7,180

11. BORROWED FUNDS

The following is a summary of borrowed funds by type:

At or for the twelve months ended:	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
December 31, 2015	(Dollars in Thousands)
FHLB advances	$669,514	0.50%	$740,681	$621,024	0.48%
Federal funds purchased and securities sold under agreements to repurchase	128,200	0.45	135,550	119,290	0.30
Trust preferred borrowings	67,011	2.15	67,011	67,011	2.03
Senior Debt	55,000	6.25	55,000	55,000	6.85
Other borrowed funds	14,486	0.09	16,808	15,227	0.09

December 31, 2014
FHLB advances	$405,894	0.52%	$758,400	$600,172	0.40%
Federal funds purchased and securities sold under agreements to repurchase	128,225	0.29	134,875	128,319	0.29
Trust preferred borrowings	67,011	1.97	67,011	67,011	1.97
Senior Debt	55,000	6.25	55,000	55,000	6.85
Reverse mortgage trust bonds payable	—	—	—	1,627	0.97
Other borrowed funds	11,645	0.08	27,088	20,228	0.09

Federal Home Loan Bank Advances

Advances from the FHLB with rates ranging from 0.42% to 1.23% at December 31, 2015 are due as follows:

(In Thousands)	Amount	Weighted Average Rate
2016	$597,400	0.47%
2017	33,315	0.96
2018	38,799	1.10

	$669,514	0.50

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying loan collateral, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB in an amount at least equal to 0.10% of our member asset value plus 4.00% of advances outstanding. We were in compliance with this requirement with a stock investment in FHLB of $30.5 million at December 31, 2015 and $23.3 million as of December 31, 2014. This stock is carried on the accompanying Consolidated Statements of Condition at cost, which approximates liquidation value.

The increase in FHLB stock was due to the increase in FHLB Advances outstanding. We received dividends on our stock investment in FHLB of $2.2 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively. For additional information regarding FHLB Stock, see Note 18 to the Consolidated Financial Statements.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2015 and 2014, we purchased federal funds as a short-term funding source. At December 31, 2015, we had purchased $128.2 million in federal funds at an average rate of 0.45%. At December 31, 2014, we had purchased $103.2 million in federal funds at an average rate of 0.29%.

We had no securities sold under agreements to repurchase at December 31, 2015. Securities sold under agreements to repurchase with the corresponding carrying and fair values of the underlying securities at December 31, 2014 were due as follows:

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

Other Borrowed Funds

Included in other borrowed funds are collateralized borrowings of $14.5 million and $11.6 million at December 31, 2015 and 2014, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities. The average rates on these borrowings were 0.09% and 0.08% at December 31, 2015 and 2014, respectively.

Borrower in custody

As of December 31, 2015, the Bank had $204.1 million of loans pledged to the Federal Reserve of Philadelphia (FRB). The Bank did not borrow funds from the FRB during 2015.

12. STOCK AND COMMON STOCK WARRANTS

In 2009 we completed a private placement of stock to Peninsula Investment Partners, L.P. (Peninsula), pursuant to which the Company issued and sold 2,586,207 shares of common stock for a total purchase price of $25.0 million, and a 10-year warrant to purchase 387,930 shares of common stock at an exercise price of $9.67 per share. The warrant was immediately exercisable. Total proceeds of $25.0 million were allocated, based on the relative fair value of common stock and common stock warrants, to common stock for $23.5 million and common stock warrants for $1.5 million. During 2014, we entered into an agreement in which the Company repurchased the warrants for $6.3 million.

During 2014, the Board of Directors approved a stock buyback program of up to 5% of total outstanding shares of common stock. Related to this authorization, during 2015 the Company repurchased 1,060,137 common shares at an average price of $26.88 per share. Additionally, in 2014 the Company repurchased 349,263 common shares and common share equivalents at an implied price of $25.73 per share. These buybacks included 243,699 common share equivalents related to the repurchase of the 387,930 warrants to purchase common stock issued in conjunction with the 2009 equity offering described in the preceding paragraph. The Company completed this stock buyback program during the fourth quarter of 2015.

During 2015, the Board of Directors approved an additional stock buyback program of up to 5% of total outstanding shares of common stock. Related to this authorization, the Company repurchased 92,096 common shares at an average price of $33.74 per share. The Company has approximately 1.4 million shares (or just under 5% of its 29.8 million shares outstanding), remaining to repurchase under its current authorization as of December 31, 2015.

All share and per share information has been retroactively adjusted to reflect the Company’s three-for-one stock split in May 2015. See Note 1 to the Consolidated Financial Statements for additional information.

13. STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

Savings institutions such as the Bank are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements could result in certain actions by regulators that could have a material effect on the Company’s financial statements. In July 2013, the Federal Reserve Board approved final rules (the “U.S. Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The U.S. Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions.

The new minimum regulatory capital requirements became effective for the Bank and the Company on January 1, 2015 and include a new minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets and raise the Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets. The rules also require a current minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets.

As of December 31, 2015 and 2014, the Bank was in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table presents the capital position of the Bank and the Company as of December 31, 2015 and 2014:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2015
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$618,454	13.11%	$377,332	8.00%	$471,666	10.00%
WSFS Financial Corporation	595,996	12.62	377,948	8.00	N/A	N/A
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	580,735	12.31	282,999	6.00	377,332	8.00
WSFS Financial Corporation	558,278	11.82	283,461	6.00	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	580,735	12.31	212,249	4.50	306,583	6.50
WSFS Financial Corporation	494,571	10.47	212,596	4.50	N/A	N/A
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	580,735	10.88	213,502	4.00	266,877	5.00
WSFS Financial Corporation	558,278	10.44	213,849	4.00	N/A	N/A

	Consolidated Bank Capital		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent

As of December 31, 2014
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$531,209	13.83%	$307,217	8.00%	$384,022	10.00%
WSFS Financial Corporation	533,300	13.86	307,739	8.00	N/A	N/A
Core Capital (to adjusted tangible assets)
Wilmington Savings Fund Society, FSB	491,229	10.25	191,753	4.00	239,692	5.00
WSFS Financial Corporation	493,534	10.56	186,954	4.00	N/A	N/A
Tangible Capital (to tangible assets)
Wilmington Savings Fund Society, FSB	491,229	10.25	71,907	1.50	N/A	N/A
WSFS Financial Corporation	493,534	10.56	70,108	1.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	491,229	12.79	153,609	4.00	230,413	6.00
WSFS Financial Corporation	493,534	12.83	153,869	4.00	N/A	N/A

The December 31, 2015 capital ratios presented above were determined in accordance with the Basel III Capital Rules while the December 31, 2014 capital ratios were calculated under the prior capital standards.

The Holding Company

As of December 31, 2015, our capital structure includes one class of stock, $0.01 par common stock outstanding with each share having equal voting rights.

In 2005, WSFS Capital Trust III, our unconsolidated subsidiary, issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The par value of these securities is $2.0 million and the aggregate principal is $67.0 million. The proceeds from the issue were invested in Junior Subordinated Debentures the Company issued. These securities are treated as borrowings with interest included in interest expense on the Consolidated Statements of Operations. At December 31, 2015, the coupon rate of the WSFS Capital Trust III securities was 2.18%. The effective rate will vary due to fluctuations in interest rates.

When infused into the Bank, the Trust Preferred Securities issued in 2005 qualify as Tier 1 capital. The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be undercapitalized within the meaning of the Prompt Corrective Action regulations.

At December 31, 2015, $26.4 million in cash remains at the holding company to support the parent company’s needs.

Pursuant to federal laws and regulations, our ability to engage in transactions with affiliated corporations, including the loan of funds to, or guarantee of the indebtedness of, an affiliate, is limited.

14. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Associate 401(k) Savings Plan

Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and our common stock. Generally, the principal and related earnings are tax deferred until withdrawn. We match a portion of the Associates’ contributions. As a result, our total cash contributions to the plan on behalf of our Associates resulted in an expense of $2.6 million, $2.2 million, and $2.6 million for 2015, 2014, and 2013, respectively.

All contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 100% will be invested in a balanced fund. Associates may generally make transfers to various other investment vehicles within the plan. The plan’s yearly activity includes net sales of 25,000 and 2,000 of our common stock in 2015 and 2014 respectively and net purchases of 19,000 shares of our common stock during 2013.

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

In accordance with ASC 715, during 2016 we expect to recognize $64,000 of amortization related to the net actuarial gain, and $76,000 relating to the net transition obligation.

The following disclosures relating to postretirement benefits were measured at December 31:

(In Thousands)	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$2,266	$4,560	$4,478
Service cost	59	195	343
Interest cost	89	195	176
Actuarial gain	(502)	(1,611)	(288)
Benefits paid	(107)	(125)	(149)
Plan change	—	(948)	—

Benefit obligation at end of year	$1,805	$2,266	$4,560

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	107	125	149
Benefits paid	(107)	(125)	(149)

Fair value of plan assets at end of year	$—	$—	$—

Funded status:
Unfunded status	$(1,805)	$(2,266)	$(4,560)
Total (income) loss recognized in other comprehensive income	(1,271)	(1,367)	1,221

Net amount recognized	$(3,076)	$(3,633)	$(3,339)

(In Thousands)	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$59	$195	$343
Interest cost	89	195	177
Amortization of transition obligation	(76)	(57)	—
Net (gain) loss recognition	(20)	86	78

Net periodic benefit cost	$52	$419	$598

Assumptions used to determine net periodic benefit cost:
Discount rate	4.00%	5.00%	4.00%
Health care cost trend rate	5.00%	5.00%	5.00%
Sensitivity analysis of health care cost trends:
Effect of +1% on service cost plus interest cost	$—	$—	$—
Effect of –1% on service cost plus interest cost	—	—	—
Effect of +1% on APBO	—	—	—
Effect of –1% on APBO	—	—	—
Assumptions used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	4.25%	4.00%	5.00%
Health care cost trend rate	5.00%	5.00%	5.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year of ultimate trend rate	2016	2015	2014

Estimated future benefit payments:

The following table shows the expected future payments for the next 10 years:

(In Thousands)

During 2016	$62
During 2017	64
During 2018	65
During 2019	67
During 2020	68
During 2021 through 2025	404

$730

We assume medical benefits will increase at an average rate of less than 10% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2015, this annual premium cap amounted to $3,158 per retiree. We estimate that we will contribute approximately $3,285 per retiree to the plan during fiscal 2016.

We have five additional plans which are no longer being provided to Associates: (1) a Supplemental Pension Plan with a corresponding liability of $810,000 and $856,000 for December 31, 2015 and December 31, 2014, respectively; (2) an Early Retirement Window Plan with a corresponding liability of $193,000 and $179,000 for December 31, 2015 and December 31, 2014, respectively; (3) a Director’s Plan with a corresponding liability of $43,000 and $60,000 for December 31, 2015 and December 31, 2014, respectively; (4) a Supplemental Executive Retirement Plan with a corresponding liability of $1.4 million and $1.5 million for December 31, 2015 and December 31, 2014, respectively, and; (5) a Post-Retirement Medical Plan with a corresponding liability of $130,000 and $147,000 for December 31, 2015 and December 31, 2014, respectively.

15. TAXES ON INCOME

The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Our income tax provision consists of the following:

Year Ended December 31,	2015	2014	2013
(In Thousands)
Current income taxes:
Federal taxes	$24,237	$21,252	$22,416
State and local taxes	3,805	3,215	2,759
Deferred income taxes:
Federal taxes	2,283	(5,575)	875
State and local taxes	(52)	(89)	(120)

Total	$30,273	$18,803	$25,930

Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2015 and 2014:

(In Thousands)	2015	2014
Deferred tax assets:
Unrealized losses on available-for-sale securities	$57	$—
Allowance for loan losses	12,981	13,799
Purchase accounting adjustments—loans	4,597	3,016
Reserves and other accruals	14,147	10,091
Deferred gains	888	761
Net operating losses	785	1,104
Tax credits	1,664	309
Reverse mortgages	3,290	3,707

Total deferred tax assets before valuation allowance	38,409	32,787

Less: valuation allowance	—	—

Total Deferred tax assets	$38,409	$32,787

Deferred tax liabilities:
Unrealized gains on available-for-sale securities	$—	$(1,626)
Bad debt recapture	(954)	(1,233)
Accelerated depreciation	(1,806)	(1,915)
Other	(344)	(267)
Prepaid expenses	(371)	(741)
Deferred loan costs	(1,209)	(1,904)
Intangibles	(4,876)	(3,349)

Total deferred tax liabilities	(9,560)	(11,035)

Net deferred tax asset	$28,849	$21,752

Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. In 2015, such items consisted primarily of $57,000 of unrealized losses on certain investments in debt and equity securities accounted for under ASC 320 along with $223,000 of unrealized gains related to postretirement benefit obligations accounted for under ASC 715. In 2014, they consisted primarily of $1.6 million of unrealized gains on certain investments in debt and equity securities along with $258,000 related to postretirement benefit obligations.

Based on our history of prior earnings and our expectations of the future, it is anticipated that operating income and the reversal pattern of our temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $28.8 million at December 31, 2015.

As a result of the acquisition of Alliance on October 9, 2015, we recorded a net deferred tax asset (DTA) of $7.6 million. Included in this DTA are $1.1 million of federal net operating losses (NOL) carryovers, $2.6 million of state NOL carryovers and $1.7 million of alternative minimum tax credit carryovers. Such federal NOL’s expire beginning in 2035 while the state NOLs expire in 2017. The tax credits have an indefinite life. Although there is a limitation on the amount of Alliance’s net operating loss deduction and tax credit utilization (and certain other deductions) that we can utilize each tax year, we expect to fully utilize these tax attributes and, therefore, no valuation allowance has been recorded against the DTA. Retained earnings at December 31, 2015 include approximately $7.1 million, representing prior Alliance bad debt deductions, for which no deferred income taxes have been provided.

As a result of the acquisition of the First National Bank of Wyoming (FNBW) in 2014, we recorded a net DTA of $3.1 million. Included in this DTA are $1.9 million of NOL carryovers and $309,000 of alternative minimum tax credit carryovers. Such NOLs expire beginning in 2034, while the tax credits have an indefinite life. Although there is a limitation on the amount of FNBW’s net operating loss deduction (and certain other deductions) that we can utilize each tax year, we expect to fully utilize these tax attributes and, therefore, no valuation allowance has been recorded against the DTA.

A reconciliation showing the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:

Year Ended December 31,	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax, net of federal tax benefit	2.9	2.8	2.4
Nondeductible acquisition costs	0.7	0.2	—
Tax-exempt interest	(1.9)	(2.0)	(1.2)
Bank-owned life insurance income	(0.3)	(0.3)	(0.1)
Incentive stock option and other nondeductible compensation	—	—	0.3
Tax benefits from previously unconsolidated subsidiary (SASCO)	—	(9.4)	—
Federal tax credits, net of amortization	(0.5)	(0.5)	(0.7)
Other	0.2	0.1	(0.1)

Effective tax rate	36.1%	25.9%	35.6%

As a result of the consolidation for accounting purposes of the SASCO reverse mortgage securitization trust during 2013, a deferred tax asset of approximately $4.9 million was recorded. In addition we recorded a $1.8 million deferred tax liability associated with our investment in SASCO. However, because SASCO was not consolidated for income tax purposes, a full valuation allowance was also recorded on this DTA due to the uncertainty of its realization, as the realization was dependent on future taxable income. On January 27, 2014 the separate company SASCO tax structure was eliminated, which permits tax consolidation within the Bank’s tax return filings on a prospective basis. At this date, the uncertainty surrounding the realization of the DTA was eliminated. Accordingly, we removed the $4.9 million valuation allowance and eliminated the $1.8 million deferred tax liability, which resulted in an overall income tax benefit of $6.7 million in 2014. Finally, SASCO has $1.1 million of remaining Federal net operating losses that the Bank acquired upon SASCO’s liquidation. Such NOLs expire beginning in 2030 and, due to IRS limitations, $110,000 are being utilized each year. Accordingly, we fully expect to utilize all of these NOLs.

As of December 31, 2015, we have federal and state NOLs of $1.7 million and $2.6 million, respectively. Such NOLs will begin to expire after 2033 and 2017, respectively if not utilized. In addition, we have federal alternative minimum tax credit carryovers of $1.7 million as of December 31, 2015 that have an indefinite life.

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

We record interest and penalties on potential income tax deficiencies as income tax expense. Federal tax years 2012 through 2015 remain subject to examination as of December 31, 2015, while tax years 2012 through 2015 remain subject to examination by state taxing jurisdictions. During 2013, the audit of our 2010 federal tax return was completed by the IRS. We recorded a $186,000 tax benefit as a result of settling this audit. No federal income tax return examinations are currently in process; however, Pennsylvania is currently examining our 2012 state tax return. We do not expect to record or realize any material unrecognized tax benefits during 2016.

ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. We recognize, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the financial statements. Assessment of uncertain tax positions under ASC 740 requires careful consideration of the technical merits of a position based on our analysis of tax regulations and interpretations. There are no longer any unrecognized tax benefits related to ASC 740 as of December 31, 2015 nor has there been any unrecognized tax benefit activity since December 31, 2012.

As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $1.9 million of such amortization has been reflected as income tax expense for the year ended December 31, 2015, compared to $1.2 million and $1.2 million for the years ended December 31, 2014 and December 31, 2013, respectively.

The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2015 were $2.0 million, $1.9 million and $293,000, respectively. The carrying value of the investment in affordable housing credits is $12.0 million at December 31, 2015, compared to $13.0 million at December 31, 2014.

16. STOCK-BASED COMPENSATION

Our Stock Incentive Plans provide for the granting of stock options, stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, and other awards that are payable in or valued by reference to our common shares. The number of shares reserved for issuance under our 2013 Incentive Plan (2013 Plan) is 2,096,535. At December 31, 2015, there were 946,146 shares available for future grants under the 2013 Plan. Generally, all awards become exercisable immediately in the event of a change in control, as defined within the Stock Incentive Plans.

Total stock-based compensation expense recognized was $3.2 million ($2.2 million after tax) for 2015, $3.7 million ($2.6 million after tax) for 2014, and $3.2 million ($2.5 million after tax) for 2013. Stock-based compensation expense related to awards granted to Associates is recorded in salaries, benefits and other compensation; expense related to awards granted to directors is recorded in other operating expense.

Stock Options

Stock options are granted with an exercise price not less than the fair market value of our common stock on the date of the grant. With the exception of certain Non-Plan Stock Options (as defined below), all stock options granted during 2015, 2014 and 2013 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire between five and seven years from the grant date. We issue new shares upon the exercise of options.

We determine the grant date fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are subjective. We use the simplified method provided for in Staff Accounting Bulletin (SAB) Topic 14.D.2 to estimate the expected term of options as we believe our historical share option exercise experience is not sufficient to provide a reasonable basis upon which to estimate expected term. Other significant assumptions to determine 2015, 2014 and 2013 grant date fair value included volatility measured using the fluctuation in month end closing stock prices over a period which corresponds with the average expected option life; a weighted-average risk-free rate of return (zero coupon treasury yield); and a dividend yield indicative of our current dividend rate. The assumptions for options issued during 2015, 2014, and 2013 are presented below:

	2015	2014	2013
Expected term (in years)	4.9	4.9	3.9
Volatility	25.0%	29.0%	30.7%
Weighted-average risk-free interest rate	1.54%	0.97%	0.50%
Dividend yield	0.76%	0.67%	1.01%

On April 25, 2013 stockholders approved a change in future compensation for Mark A. Turner, President and CEO. As a result, Mr. Turner was granted 750,000 non-statutory stock options (“Non-Plan Stock Options’) with a longer and slower vesting schedule than our standard options, 40% vesting after the second year and 20% vesting in each of the following three years. Additionally, these options were awarded at an exercise price of 20% over the December 2012 market value (the date on which framework of the plan was decided). Upon the grant, Mr. Turner is no longer eligible to receive grants under any of our other stock based award programs for a period of five years. The Black-Scholes option-pricing model was used to determine the grant date fair value of the options. Significant assumptions used in the model included a weighted-average risk-free rate of return (zero coupon treasury yield) of 0.76%; an expected option life of five years; an expected stock price volatility of 40.5%; and a dividend yield of 1.01%.

Additionally, in 2013, 450,000 incentive stock options were issued to certain executive officers of the Company under the 2013 Plan. These options have the same vesting schedule and exercise price as the Non-Plan Stock Options granted to Mr. Turner. The Black-Scholes option-pricing model with the same assumptions as the Non-Plan Stock Options was used to determine the grant date fair value of the options.

A summary of the status of our options (including Non-Plan Stock Options) as of December 31, 2015, and changes during the year, is presented below:

	2015
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value (In Thousands)
Stock Options:
Outstanding at beginning of year	1,984,035	$16.38	4.30	$18,444
Granted	73,728	26.24
Exercised	(262,512)	15.42
Forfeited	(147,373)	17.23

Outstanding at end of year	1,647,878	17.08	3.74	25,175

Nonvested at end of year	1,028,142	17.58	3.99	15,200

Exercisable at end of year	619,736	16.26	$3.33	9,975

The weighted-average fair value of options granted was $5.73 in 2015, $5.78 in 2014, and $4.65 in 2013. The aggregate intrinsic value of options exercised was $3.0 million in 2015, $2.4 million in 2014, and $2.7 million in 2013.

The following table provides information about our nonvested stock options outstanding at December 31, 2015:

	2015
	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Stock Options:
Nonvested at beginning of period	1,729,143	$16.67	$4.76
Granted	73,728	26.24	5.73
Vested	(674,948)	16.44	4.75
Forfeited	(99,781)	17.35	4.81

Nonvested at end of period	1,028,142	$17.58	$4.85

The total amount of unrecognized compensation cost related to nonvested stock options as of December 31, 2015 was $3.2 million. The weighted-average period over which the expense is expected to be recognized is 2.2 years.

Restricted Stock and Restricted Stock Units

Restricted stock awards (RSAs) and restricted stock units (RSUs) are granted at no cost to the recipient and generally vest over a four year period. RSA recipients are entitled to voting rights and generally entitled to dividends on the common stock during the vesting period. The fair value of RSAs and RSUs is equal to the fair value of the Company’s common stock on the date of grant. We recognize the expense related to RSAs and RSUs granted to Associates into salaries, benefits and other compensation expense and granted to directors into other operating expense on an accrual basis over the requisite service period for the entire award. When we award restricted stock to individuals from whom we may not receive services in the future, we recognize the expense of restricted stock grants when we make the award, instead of amortizing the expense over the vesting period of the award.

Effective January 3, 2011, the Board approved a plan in which Marvin N. Schoenhals, Chairman of the Board, was granted 66,750 RSA’s with a five-year performance vesting schedule starting at the end of the second year following the grant date. These RSAs are subject to vesting in whole or in part based on the role that Mr. Schoenhals plays in establishing new business over a two year period of time that achieves over a two year period a result of at least a 50% return on investment of the cost of the restricted stock. We recognized compensation expense of $256,000 related to this award in 2015.

The Long-Term Performance-Based Restricted Stock Unit program (Long-Term Program) provided for awards up to an aggregate of 233,400 RSUs to participants, only after the achievement of targeted levels of return on assets (ROA) in any year through 2013. During 2013, the company achieved the 1.00% ROA performance level. In accordance with the Long-Term Program, the Company issued 108,456 RSUs to the plan’s participants in 2014. The RSUs vest in 25% increments over four years and we recognize expense over the implicit service period associated with the performance condition. During 2015, we recognized $380,000 of compensation expense related to this program.

The weighted-average fair value of RSUs and RSAs granted was $26.13 in 2015, $23.72 in 2014, and $15.83 in 2013. The total amount of compensation cost to be recognized relating to nonvested restricted stock, including performance awards, as of December 31, 2015, was $1.9 million. The weighted-average period over which the cost is expected to be recognized is 2.5 years.

The following table summarizes the Company’s RSAs and RSUs, including performance awards, and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2014	252,615	$10.11
Granted	37,986	26.13
Vested	(106,434)	12.17
Forfeited	(12,333)	6.92

Balance at December 31, 2015	171,834	$12.60

The total fair value of RSUs and RSAs that vested was $1.3 million in 2015, $1.2 million in 2014, and $1.2 million in 2013.

17. COMMITMENTS AND CONTINGENCIES

Data Processing Operations

We have entered into contracts to manage our network operations, data processing and other related services. The projected amounts of future minimum payments contractually due (in thousands) are as follows:

Year	Amount
2016	$4,962
2017	4,107
2018	3,367
2019	3,396
2020	3,462

The expenses for data processing and operations for the year ending December 31, 2015 were $5.9 million, compared to $6.1 million for the year ended December 31, 2014 and $5.9 million for the year ended December 31, 2013.

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

The following represents a summary of off-balance sheet financial instruments at year-end:

December 31,	2015	2014
(In Thousands)
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$149,119	$99,917
Commercial mortgage loan commitments	22,393	16,110
Commercial loan commitments	506,615	393,028
Commercial owner-occupied commitments	40,052	33,302
Commercial standby letters of credit	49,832	47,667
Residential mortgage loan commitments	2,218	22,617
Consumer loan commitments	189,392	168,391

At December 31, 2015, we had total commitments to extend credit of $959.6 million. Commitments for consumer lines of credit were $189.4 million of which, $173.8 million were secured by real estate. Residential mortgage loan commitments generally have closing dates within a one-month period but can be extended to six months. Not reflected in the table above are commitments to sell residential mortgages of $90.3 million and $34.6 million at December 31, 2015 and 2014, respectively.

Commitments provide for financing on predetermined terms as long as the customer continues to meet specific criteria. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. We evaluate each customer’s creditworthiness and obtain collateral based on our credit evaluation of the counterparty.

Indemnifications

Secondary Market Loan Sales. Given the current interest rate environment, coupled with our desire not to hold these assets in our portfolio, we generally sell newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis to GSEs such as FHLMC, FNMA, and the FHLB. Loans Held-for-Sale are reflected on our Balance Sheet at their fair value with changes in the value reflected in our Consolidated Statements. Gains and losses are recognized at the time of sale. We periodically retain the servicing rights on residential mortgage loans sold which result in monthly service fee income and are included in our Mortgage Servicing Rights (MSRs). Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments we intend to sell in the secondary market are accounted for as derivatives under the guidance promulgated in FASB ASC Topic 815, Derivatives and Hedging (ASC:815).

We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There was one repurchase totaling $385,000 for the year ended December 31, 2015 and two repurchases totaling $354,000 for the year ended December 31, 2014.

Swap Guarantees. We entered into agreements with five unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. By the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions like us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives.

At December 31, 2015, there were 119 variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers. The initial notional aggregated amount was approximately $481.6 million, with maturities ranging from under one year to ten years. The aggregate fair value of these swaps to the customers was a liability of $18.1 million as of December 31, 2015, with all 119 swaps, in paying positions to a third party. We had no reserves for the swap guarantees as of December 31, 2015.

At December 31, 2014, there were 101 variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers. The initial notional aggregated amount was approximately $417.9 million, with maturities ranging from three months to eleven years. The aggregate fair value of these swaps to the customers was a liability of $16.5 million as of December 31, 2014, of which 99 swaps, with a liability of $16.5 million, were in paying positions to a third party. We had no reserves for the swap guarantees as of December 31, 2014.

18. FAIR VALUE DISCLOSURES

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

The following tables present financial instruments carried at fair value as of December 31, 2015 and December 31, 2014 by valuation hierarchy (as described above):

(In Thousands) Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$251,488	$—	$251,488
FNMA MBS	—	318,471	—	318,471
FHLMC MBS	—	99,442	—	99,442
GNMA MBS	—	20,714	—	20,714
GSE	—	30,914		30,914

Total assets measured at fair value on a recurring basis	—	721,029	—	721,029

Assets measured at fair value on a nonrecurring basis:
Other real estate owned	$—	$—	$5,080	$5,080
Loans held-for-sale	—	41,807	—	41,807
Impaired loans	—	—	35,086	35,086

Total assets measured at fair value on a nonrecurring basis	$—	$41,807	$40,166	$81,973

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$192,932	$—	$192,932
FNMA MBS	—	292,553	—	292,553
FHLMC MBS	—	146,882	—	146,882
GNMA MBS	—	77,797	—	77,797
GSE	—	29,960	—	29,960

Total assets measured at fair value on a recurring basis	$—	$740,124	$—	$740,124

Assets measured at fair value on a nonrecurring basis:
Other real estate owned	$—	$—	$5,734	$5,734
Loans held-for-sale	—	28,508	—	28,508
Impaired loans	—	—	41,334	41,334

Total assets measured at fair value on a nonrecurring basis	$—	$28,508	$47,068	$75,576

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during 2015 and no material liabilities measured at fair value as of December 31, 2015 and December 31, 2014.

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

Available-for-sale securities

As of December 31, 2015 securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $30.9 million in U.S. Treasury Notes and Federal Agency debentures, and $690.1 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans has a gross amount of $37.7 million and $46.7 million at December 31, 2015 and December 31, 2014, respectively. The valuation allowance on impaired loans was $2.6 million as of December 31, 2015 and $5.3 million as of December 31, 2014.

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

Loans held-for sale

Loans held-for- sale are carried at their fair value (see discussion earlier in this note).

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

Reverse mortgage loans

The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional information on reverse mortgage loans, see Note 7, Reverse Mortgage Loans.

Stock in the Federal Home Loan Bank (FHLB) of Pittsburgh

The fair value of FHLB stock is assumed to be equal to its cost basis, since the stock is non-marketable but redeemable at its par value.

Other assets

Other assets includes other real estate owned (see discussion earlier in this note) and our investment in Visa Class B stock. Our ownership includes shares acquired at no cost from our prior participation in Visa’s network, while Visa operated as a cooperative. During 2015 we purchased additional shares which are accounted for as non-marketable equity securities and carried at cost. We evaluated the shares carried at cost for OTTI as of December 31, 2015, and the evaluation showed no OTTI as of December 31, 2015. Following resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares

While only current owners of Class B shares are allowed to purchase other Class B shares, there have been several transactions between Class B shareholders. Based on these transactions we estimate the value of our Class B shares to be $13.3 million as of December 31, 2015.

Deposits

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

The book value and estimated fair value of our financial instruments are as follows:

(In Thousands)	Fair Value Measurement	2015		2014
At December 31,		Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$561,179	$561,179	$508,039	$508,039
Investment securities available-for-sale	See previous table	721,029	721,029	740,124	740,124
Investment securities held-to-maturity	Level 2	165,862	167,743	126,168	126,171
Loans, held-for-sale	See previous table	41,807	41,807	28,508	28,508
Loans, net (1)	Level 2	3,693,964	3,637,714	3,115,318	3,080,521
Impaired loans, net	See previous table	35,086	35,086	41,334	41,334
Reverse Mortgages	Level 3	24,284	24,284	29,298	29,298
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	30,519	30,519	23,278	23,278
Accrued interest receivable	Level 2	14,040	14,040	11,782	11,782
Other assets	Level 3	8,669	18,416	5,739	10,577

Financial liabilities:
Deposits	Level 2	$4,016,566	$3,791,606	$3,649,235	$3,461,218
Borrowed funds	Level 2	934,211	935,230	667,775	672,850
Standby letters of credit	Level 3	195	195	151	151
Accrued interest payable	Level 2	801	801	1,004	1,004
(1) Excludes impaired loans, net.

At December 31, 2015 and December 31, 2014 we had no commitments to extend credit measured at fair value.

19. RELATED PARTY TRANSACTIONS

We routinely entered into transactions with our directors and officers. These related party transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. They did not, in the opinion of management, involve more than the normal credit risk or present other unfavorable features. The outstanding balance of loans to related parties at December 31, 2015 and 2014 was $1.9 million and $2.9 million, respectively. Total deposits to related parties at December 31, 2015 and 2014 was $2.0 million and $4.2 million, respectively. During 2015, new loans and credit line advances to related parties amounted to $218,000 and repayments amounted to $886,000.

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

The WSFS Bank segment provides financial products to commercial and retail customers. Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Because of the following and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment in accordance with ASC 280.

Cash Connect provides ATM vault cash and cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through four business lines. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor. Cypress’ primary market segment is high net worth individuals, offering a “balanced” investment style focused on preservation of capital and current income. Christiana Trust provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

Segment information for the years ended December 31, 2015, 2014, and 2013 follows:

For the Year Ended December 31, 2015:	WSFS Bank	Cash Connect	Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$174,636	$—	$7,940	$182,576
Noninterest income	37,042	28,420	22,793	88,255

Total external customer revenues	211,678	28,420	30,733	270,831

Inter-segment revenues:
Interest income	3,507	—	6,678	10,185
Noninterest income	7,988	873	96	8,957

Total inter-segment revenues	11,495	873	6,774	19,142

Total revenue	223,173	29,293	37,507	289,973

External customer expenses:
Interest expense	15,155	—	621	15,776
Noninterest expenses	129,138	17,270	17,051	163,459
Provision for loan losses	7,476	—	314	7,790

Total external customer expenses	151,769	17,270	17,986	187,025

Inter-segment expenses
Interest expense	6,678	1,547	1,960	10,185
Noninterest expenses	969	2,612	5,376	8,957

Total inter-segment expenses	7,647	4,159	7,336	19,142

Total expenses	159,416	21,429	25,322	206,167

Income before taxes	$63,757	$7,864	$12,185	$83,806
Provision for income taxes				30,273

Consolidated net income				$53,533

Cash and cash equivalents	$65,663	$493,165	$2,351	$561,179
Goodwill	80,078	—	5,134	85,212
Other segment assets	4,746,995		192,576	4,939,571

Total segment assets at December 31, 2015	$4,892,736	$493,165	$200,061	$5,585,962

Capital expenditures	$8,017	$1,729	$22	$9,768

For the Year Ended December 31, 2014:	WSFS Bank	Cash Connect	Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$152,545	$—	$7,792	$160,337
Noninterest income	34,461	25,698	18,119	78,278

Total external customer revenues	187,006	25,698	25,911	238,615

Inter-segment revenues:
Interest income	3,405	—	5,558	8,963
Noninterest income	6,814	804	114	7,732

Total inter-segment revenues	10,219	804	5,672	16,695

Total revenue	197,225	26,502	31,583	255,310

External customer expenses:
Interest expense	15,409	—	421	15,830
Noninterest expenses	118,853	15,449	12,343	146,645
Provision for loan losses	2,938	—	642	3,580

Total external customer expenses	137,200	15,449	13,406	166,055

Inter-segment expenses
Interest expense	5,558	1,384	2,021	8,963
Noninterest expenses	918	2,291	4,523	7,732

Total inter-segment expenses	6,476	3,675	6,544	16,695

Total expenses	143,676	19,124	19,950	182,750

Income before taxes	$53,549	$7,378	$11,633	$72,560
Provision for income taxes				18,803

Consolidated net income				$53,757

Cash and cash equivalents	$73,395	$431,527	$3,117	$508,039
Goodwill	43,517	—	5,134	48,651
Other segment assets	4,107,212	2,006	187,412	4,296,630

Total segment assets at December 31, 2014	$4,224,124	$433,533	$195,663	$4,853,320

Capital expenditures	$3,192	$1,531	$9	$4,732

For the Year Ended December 31, 2013:	WSFS Bank	Cash Connect	Wealth Management	Total
(In Thousands)
External customer revenues:
Interest income	$139,082	$—	$7,840	$146,922
Noninterest income	40,479	23,746	15,926	80,151

Total external customer revenues	179,561	23,746	23,766	227,073

Inter-segment revenues:
Interest income	3,603	—	5,749	9,352
Noninterest income	6,346	845	109	7,300

Total inter-segment revenues	9,949	845	5,858	16,652

Total revenue	189,510	24,591	29,624	243,725

External customer expenses:
Interest expense	14,744	—	590	15,334
Noninterest expenses	106,021	12,950	12,784	131,755
Provision for loan losses	6,759	—	413	7,172

Total external customer expenses	127,524	12,950	13,787	154,261

Inter-segment expenses
Interest expense	5,749	1,541	2,062	9,352
Noninterest expenses	954	2,237	4,109	7,300

Total inter-segment expenses	6,703	3,778	6,171	16,652

Total expenses	134,227	16,728	19,958	170,913

Income before taxes	$55,283	$7,863	$9,666	$72,812
Provision for income taxes				25,930

Consolidated net income				$46,882

Cash and cash equivalents	$73,017	$408,096	$3,313	$484,426
Goodwill	27,101	—	5,134	32,235
Other segment assets	3,811,424	1,965	185,713	3,999,102

Total segment assets at December 31, 2013	$3,911,542	$410,061	$194,160	$4,515,763

Capital expenditures	$2,232	$628	$—	$2,860

21. PARENT COMPANY FINANCIAL INFORMATION

Condensed Statements of Financial Condition

December 31,	2015	2014
(In Thousands)
Assets:
Cash	$26,456	$54,331
Investment in subsidiaries	667,587	551,784
Investment in Capital Trust III	2,011	2,011
Other assets	7,197	3,436

Total assets	$703,251	$611,562

Liabilities:
Trust preferred	$67,011	$67,011
Senior debt	55,000	55,000
Interest payable	413	402
Other liabilities	356	98

Total liabilities	122,780	122,511

Stockholders’ equity:
Common stock	560	557
Capital in excess of par value	256,435	201,130
Accumulated other comprehensive income	696	3,500
Retained earnings	570,630	523,099
Treasury stock	(247,850)	(239,235)

Total stockholders’ equity	580,471	489,051

Total liabilities and stockholders’ equity	$703,251	$611,562

Condensed Statements of Operations

Year Ended December 31,	2015	2014	2013
(In Thousands)
Income:
Interest income	$1,780	$785	$2,455
Noninterest income	30,180	74,125	9,983
Reverse mortgage consolidation gain	—	—	3,801

	31,960	74,910	16,239

Expenses:
Interest expense	5,124	5,087	5,113
Other operating expenses	233	140	197

	5,357	5,227	5,310

Income before equity in undistributed income of subsidiaries	26,603	69,683	10,929
Equity in undistributed income of subsidiaries	25,765	(17,437)	35,019

Income before taxes	52,368	52,246	45,948
Income tax benefit	1,165	1,511	934
Dividends on preferred stock and accretion of discount	—	—	(1,633)

Net income allocable to common stockholders	$53,533	$53,757	$45,249

Condensed Statements of Cash Flows

Year Ended December 31,	2015	2014	2013
(In Thousands)
Operating activities:
Net income	$53,533	$53,757	$46,882
Adjustments to reconcile net income to net cash used for operating activities:
Equity in undistributed income of subsidiaries	(25,765)	17,437	(35,019)
Reverse mortgage consolidation gain	—	—	(3,801)
Increase in capitalized interest	—	—	(801)
Decrease in other assets	3,925	4,217	3,831
Increase in other liabilities	405	203	245

Net cash provided by operating activities	32,098	75,614	11,337

Investing activities:
Payments for investment in and advances to subsidiaries	—	(2,225)	—
Sale or repayment of investments in and advances to subsidiaries	1,213	3,676	—
Net cash from business combinations	(23,096)	(32,028)	—
Investment in non-marketable securities	(3,589)	—	—

Net cash used for investing activities	(25,472)	(30,577)	—

Financing activities:
Issuance of common stock	3,160	3,613	4,353
Redemption of preferred stock	—	—	(52,625)
Repurchase of common stock warrants	—	(6,300)
Payments to repurchase common stock	(31,659)	(2,686)	—
Cash dividends paid	(6,002)	(4,644)	(5,998)

Net cash used for financing activities	(34,501)	(10,017)	(54,270)

(Decrease) increase in cash	(27,875)	35,020	(42,933)
Cash at beginning of period	54,331	19,311	62,244

Cash at end of period	$26,456	$54,331	$19,311

22. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments as well as unrecognized prior service costs, transition costs and actuarial gains and losses on defined benefit pension plans which reflects changes made to the post retirement benefit obligation for retiree health and life insurance. These changes were effective March 31, 2014 (see Note 14 “Associate (Employee) Benefit Plans” for further information). Changes to other accumulated other comprehensive income (loss) are presented net of tax effect as a component of equity. Reclassification out of accumulated other comprehensive income is recorded on the Statements of Operations either as a gain or loss.

Changes to accumulated other comprehensive income (loss) by component are shown net of taxes in the following tables for the period indicated:

(In Thousands)	Net change in investment securities available-for-sale	Net change in securities held-to- maturity	Net change in defined benefit plan	Total
Balance, December 31, 2012	$13,415	$—	$(472)	$12,943

Other comprehensive loss before reclassifications	(32,057)	—	—	(32,057)
Less: Amounts reclassified from accumulated other comprehensive loss	(2,180)	—	—	(2,180)

Net current-period other comprehensive loss	(34,237)	—	—	(34,237)

Balance, December 31, 2013	$(20,822)	$—	$(472)	$(21,294)

Other comprehensive income before reclassifications	24,118	—		24,118
Less: Amounts reclassified from accumulated other comprehensive loss	(643)	—	1,319	676

Net current-period other comprehensive income	23,475	—	1,319	24,794

Balance, December 31, 2014	$2,653	$—	$847	$3,500

Other comprehensive loss before reclassifications	(1,417)	—		(1,417)
Less: Amounts reclassified from accumulated other comprehensive income	(916)	(412)	(59)	(1,387)

Net current-period other comprehensive loss	(2,333)	(412)	(59)	(2,804)

Balance, December 31, 2015	$320	$(412)	$788	$696

Components of other comprehensive income that impact the statement of operations are presented in the table below.

	Twelve Months Ended December 31,			Affected line item in Statements of Operations
(In Thousands)	2015	2014	2013
Securities available-for-sale:
Realized gains on securities transactions	$(1,478)	$(1,036)	$(3,516)	Securities gains, net
Income taxes	562	393	1,336	Income tax provision

Net of tax	$(916)	$(643)	$(2,180)

Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(646)	$—	$—	Interest income on investment securities
Income taxes	234	—	—	Income tax provision

Net of tax	$(412)	$—	$—

Amortization of Defined Benefit Pension Items:
Prior service costs	$(76)	$891	$—
Transition obligation	—	246	—
Actuarial losses	(20)	991	—

Total before tax	$(96)	$2,128	$—	Salaries, benefits and other compensation
Income taxes	37	(809)	—	Income tax provision

Net of tax	$(59)	$1,319	$—

Total reclassifications	$(1,387)	$676	$(2,180)

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

On November 24, 2015 the Court entered summary judgment in favor of WSFS Bank on all but one of the remaining counts, leaving one count for resolution at trial. Based upon available information we believe the estimate of the aggregate range of reasonably possible losses for this legal proceeding is from approximately $0 to approximately $5.0 million at December 31, 2015. Costs of litigation were initially covered by insurance; however, such costs have now exceeded the limits of insurance coverage for this case.

Four purported shareholder derivative and class action complaints relating to the October 2015 merger with Alliance were filed during the quarter ended June 30, 2015. These actions were consolidated under the caption In re: Alliance Bancorp, Inc. of Pennsylvania Derivative and Class Action Litigation, Court of Common Pleas of Delaware County, Pennsylvania, Consol. Action Lead Case No. 2015-3606 (Civil Div.) (the Alliance Action). The complaint named as defendants Alliance Bancorp, Inc. of Pennsylvania, its directors and certain of its officers, and the Company (the Defendants).

As previously disclosed, on June 11, 2015, solely to avoid the costs, risks and uncertainties inherent in litigation, Alliance, WSFS and the other Defendants entered into a Memorandum of Understanding (the MOU) with the plaintiffs ( the Plaintiffs) regarding the settlement of the Alliance Action. Pursuant to the MOU, Alliance filed with the SEC and made publicly available to Alliance shareholders supplemental disclosures, and the Plaintiffs agreed to release Alliance, WSFS and the other Defendants from all claims related to the Merger Agreement and the proposed merger, subject to approval of the Court of Common Pleas of Delaware County (the Court). In the MOU, the parties agreed to negotiate in good faith to prepare a stipulation of settlement to be filed with the Court and other documentation as may be required to effectuate the settlement. Management does not expect this settlement to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition. There can be no assurance that the parties ultimately will enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such stipulation. The proposed settlement contemplated by the MOU will become void in the event that the parties do not enter into such stipulation or the Court does not approve the settlement.

Additionally, in 2013 a regulatory inquiry commenced into the registrar and transfer agent (“RTA”) activities of WSFS, as successor to Christiana Bank & Trust. As a result of issues arising from that inquiry, WSFS revamped Christiana Trust’s RTA policies and procedures and remediated all deficiencies. We have included the estimated financial liability from the expected resolution of this inquiry, which is not material, in our Consolidated Financial Statements as of December 31, 2015.

From time-to-time we are brought into certain legal matters and/or disputes through our Wealth Management segment, as a result of sometimes highly complex documents and servicing requirements that are part of this business. While the outcomes carry some degree of uncertainty, management does not currently anticipate that the ultimate liability, if any, arising out of such other proceedings we are aware of, will have a material effect on the Consolidated Financial Statements.

There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations.

24. SUBSEQUENT EVENTS

We reviewed subsequent events and determined that no further disclosures or measurements were required.

QUARTERLY FINANCIAL SUMMARY (Unaudited)

Three months ended	12/31/2015	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
(In Thousands, Except Per Share Data)
Interest income	$51,813	$44,857	$43,055	$42,851	$42,340	$40,799	$39,413	$37,785
Interest expense	3,917	3,860	3,965	4,034	4,101	4,052	3,936	3,741

Net interest income	47,896	40,997	39,090	38,817	38,239	36,747	35,477	34,044
Provision for loan losses	1,778	1,453	3,773	786	567	333	50	2,630

Net interest income after provision for loan losses	46,118	39,544	35,317	38,031	37,672	36,414	35,427	31,414
Noninterest income	23,037	21,665	22,458	21,095	19,987	20,304	19,623	18,364
Noninterest expenses	47,187	38,705	38,654	38,913	38,374	39,163	35,224	33,884

Income before taxes	21,968	22,504	19,121	20,213	19,285	17,555	19,826	15,894
Income tax provision (benefit)	7,984	8,078	6,887	7,324	6,577	6,142	7,101	(1,017)

Net Income	$13,984	$14,426	$12,234	$12,889	$12,708	$11,413	$12,725	$16,911

Earnings per share:
Basic	$0.47	$0.52	$0.43	$0.46	$0.45	$0.42	$0.48	$0.63
Diluted	0.46	0.51	0.43	0.45	0.44	0.41	0.46	0.62

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters required to be disclosed under this item.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992, the framework provides principles-based guidance for designing and implementing effective internal controls. The Company transitioned to the 2013 Framework in 2015.

Management’s Report on Internal Control Over Financial Reporting

To Our Stockholders:

Management of WSFS Financial Corporation (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is a process designed by, or under the supervision of, the Corporation’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2015, the Corporation’s internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s consolidated financial statements as of and for the year ended December 31, 2015 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015, as stated in their reports, which are included herein.

/s/ Mark A. Turner	/s/ Rodger Levenson
Mark A. Turner	Rodger Levenson
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WSFS Financial Corporation:

We have audited WSFS Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). WSFS Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WSFS Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of WSFS Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2016

ITEM 9B. OTHER INFORMATION

There are no matters required to be disclosed under this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information under “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB” and “Corporate Governance — Committees of the Board of Directors” in the Registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on April 28, 2016 (the Proxy Statement) is incorporated into this item by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Shown below is information as of December 31, 2015 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
Equity compensation plans approved by stockholders (1)	1,772,906	$15.86	946,146
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

TOTAL	1,772,906	$15.86	946,146

(1)	Plans approved by stockholders include the 2005 Incentive Plan, as amended, and the 2013 Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB — Transactions with our Insiders” in the Proxy Statement is incorporated into this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under “Committees of the Board of Directors — Audit Committee” in the Proxy Statement is incorporated into this item by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Listed below are all financial statements and exhibits filed as part of this report, and which are herein incorporated by reference.

1.	The Consolidated Statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2015 and 2014, and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2015, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

3.2	Certificate of Amendment, dated May 1, 2015, to the Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 5, 2015.

3.3	Amended and Restated Bylaws of WSFS Financial Corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on November 21, 2014.

10.1	WSFS Financial Corporation, 1994 Short Term Management Incentive Plan Summary Plan Description is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.2	Amended and Restated Wilmington Savings Fund Society, Federal Savings Bank 1997 Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-26099) filed with the Commission on April 29, 1997.

10.3	2000 Stock Option and Temporary Severance Agreement among Wilmington Savings Fund Society, Federal Savings Bank, WSFS Financial Corporation and Marvin N. Schoenhals on February 24, 2000 is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.4	WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated February 28, 2008, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.5	WSFS Financial Corporation’s 2005 Incentive Plan is incorporated herein by reference to appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2005 Annual Meeting of Stockholders.

10.6	Amendment to WSFS Financial Corporation 2005 Incentive Plan for IRC 409A and FAS 123R dated December 31, 2008, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.7	Amendment to the WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated December 31, 2008, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.8	WSFS Financial Corporation’s 2013 Incentive Plan is incorporated herein by reference to appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2013 Annual Meeting of Stockholders.

10.9	Agreement and Plan of Reorganization, dated as of March 2, 2015, by and between WSFS Financial Corporation and Alliance Bancorp, Inc. of Pennsylvania, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on March 6, 2015.

10.10	Agreement and Plan of Reorganization, dated as of November 23, 2015, by and between WSFS Financial Corporation and Penn Liberty Financial Corp, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on November 23, 2015.

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP

24	Power of Attorney (included on signature page to this report)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.LAB	XBRL Labels Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

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

WSFS FINANCIAL CORPORATION

Date:	February 29, 2016	BY:	/s/ Mark A. Turner

Mark A. Turner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 29, 2016	BY:	/s/ Marvin N. Schoenhals
Marvin N. Schoenhals
Chairman

Date:	February 29, 2016	BY:	/s/ Mark A. Turner
Mark A. Turner
President , Chief Executive Officer and
Director

Date:	February 29, 2016	BY:	/s/ Charles G. Cheleden
Charles G. Cheleden
Vice Chairman and Lead Director

Date:	February 29, 2016	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	February 29, 2016	BY:	/s/ Francis B. Brake
Francis B. Brake
Director

Date:	February 29, 2016	BY:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont
Director

Date:	February 29, 2016	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	February 29, 2016	BY:	/s/ Donald W. Delson
Donald W. Delson
Director

Date:	February 29, 2016	BY:	/s/ Calvert A. Morgan, Jr.
Calvert A. Morgan, Jr.
Director

Date:	February 29, 2016	BY:	/s/ David G. Turner
David G. Turner
Director

Date:	February 29, 2016	BY:	/s/ Rodger Levenson
Rodger Levenson
Executive Vice President and
Chief Financial Officer

Date:	February 29, 2016	BY:	/s/ Charles K. Mosher
Charles K. Mosher
Senior Vice President and Controller