Form 10-Q
period 2016-03-31
WSFS FINANCIAL CORP
filed 2016-05-06
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2016.

Common Stock, par value $.01 per share	29,536,577
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

		Page
PART I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015	3

	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015	4

	Consolidated Statements of Condition as of March 31, 2016 and December 31, 2015	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015	6

	Notes to the Consolidated Financial Statements for the Three Months Ended March 31, 2016 and 2015	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II. Other Information		51

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults upon Senior Securities	52

Item 4.	Mine Safety Disclosure	52

Item 5.	Other Information	52

Item 6.	Exhibits	52

Signatures		53

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance Document
Exhibit 101.SCH	Schema Document
Exhibit 101.CAL	Calculation Linkbase Document
Exhibit 101.LAB	Labels Linkbase Document
Exhibit 101.PRE	Presentation Linkbase Document
Exhibit 101.DEF	Definition Linkbase Document

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$43,517	$36,244
Interest on mortgage-backed securities	3,894	3,433
Interest and dividends on investment securities:
Taxable	77	61
Tax-exempt	1,143	799
Interest on reverse mortgage loans	1,045	1,236
Other interest income	370	1,078

	50,046	42,851

Interest expense:
Interest on deposits	2,118	1,942
Interest on Federal Home Loan Bank advances	1,048	713
Interest on federal funds purchased and securities sold under agreements to repurchase	182	80
Interest on trust preferred borrowings	371	327
Interest on senior debt	942	942
Interest on other borrowings	29	30

	4,690	4,034

Net interest income	45,356	38,817
Provision for loan losses	780	786

Net interest income after provision for loan losses	44,576	38,031

Noninterest income:
Credit/debit card and ATM income	6,901	6,027
Deposit service charges	4,276	3,905
Wealth management income	5,254	5,093
Mortgage banking activities, net	1,654	1,703
Securities gains, net	305	451
Loan fee income	477	463
Bank owned life insurance income	231	203
Other income	3,972	3,250

	23,070	21,095

Noninterest expense:
Salaries, benefits and other compensation	22,876	21,010
Occupancy expense	4,270	3,878
Equipment expense	2,473	2,082
Data processing and operations expenses	1,542	1,422
Professional fees	2,403	1,472
FDIC expenses	838	669
Loan workout and OREO expenses	503	(1)
Marketing expense	664	584
Corporate development expense	569	596
Other operating expense	7,061	7,201

	43,199	38,913

Income before taxes	24,447	20,213
Income tax provision	8,677	7,324

Net income	$15,770	$12,889

Earnings per share:
Basic	$0.53	$0.46
Diluted	$0.52	$0.45

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	31-Mar
	2016	2015
	(Unaudited)
	(In Thousands)
Net Income	$15,770	$12,889

Other comprehensive income:
Net change in unrealized gains (losses) on investment securities available-for-sale
Net unrealized gains arising during the period, net of tax expense of $6,479 and $2,794, respectively	10,572	4,567

Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $116 and $171, respectively	(189)	(280)

	10,383	4,287
Net change in securities held-to-maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax (benefit) of $65 and $0, respectively	(103)	(171)

Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain (loss), prior service cost and transition obligation, net of tax expense (benefit) of $306 and ($9), respectively	478	(15)

Total other comprehensive income	10,758	4,101

Total comprehensive income	$26,528	$16,990

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	March 31, 2016	December 31, 2015
(In Thousands, Except Per Share Data)	(Unaudited)
Assets:
Cash and due from banks	$92,543	$83,065
Cash in non-owned ATMs	497,322	477,924
Interest-bearing deposits in other banks	163	190

Total cash and cash equivalents	590,028	561,179
Investment securities, available-for-sale	774,712	721,029
Investment securities, held-to-maturity at cost	166,962	165,862
Loans held-for-sale at fair value	36,178	41,807
Loans, net of allowance for loan losses of 37,556 at March 31, 2016 and $37,089 at December 31, 2015	3,757,729	3,729,050
Reverse mortgage loans	24,739	24,284
Bank-owned life insurance	90,439	90,208
Stock in Federal Home Loan Bank of Pittsburgh, at cost	30,711	30,519
Assets acquired through foreclosure	3,979	5,080
Accrued interest receivable	13,992	14,040
Premises and equipment	38,992	39,569
Goodwill	84,854	85,212
Intangible assets	9,718	10,083
Other assets	61,961	66,715

Total assets	$5,684,994	$5,584,637

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$964,487	$958,238
Interest-bearing demand	786,780	784,619
Money market	1,107,421	1,090,050
Savings	449,061	439,918
Time	322,260	333,000
Jumbo certificates of deposit – customer	238,679	254,011

Total customer deposits	3,868,688	3,859,836
Brokered deposits	200,083	156,730

Total deposits	4,068,771	4,016,566
Federal funds purchased and securities sold under agreements to repurchase	127,525	128,200
Federal Home Loan Bank advances	707,826	669,514
Trust preferred borrowings	67,011	67,011
Senior debt	53,840	53,675
Other borrowed funds	15,062	14,486
Accrued interest payable	1,340	801
Other liabilities	46,039	53,913

Total liabilities	5,087,414	5,004,166

Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 56,006,743 at March 31, 2016 and 55,945,245 at December 31, 2015	561	560
Capital in excess of par value	257,793	256,435
Accumulated other comprehensive income	11,454	696
Retained earnings	584,617	570,630
Treasury stock at cost, 26,484,272 shares at March 31, 2016 and 26,182,401 shares at December 31, 2015	(256,845)	(247,850)

Total stockholders’ equity	597,580	580,471

Total liabilities and stockholders’ equity	$5,684,994	$5,584,637

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2016	2015
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$15,770	$12,889
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	780	786
Depreciation of premises and equipment, net	1,903	1,519
Amortization of fees and discounts, net	3,895	3,068
Amortization of intangible assets	549	466
Decrease (increase) in accrued interest receivable	48	(222)
(Increase) decrease in other assets	(3,534)	(4,275)
Origination of loans held-for-sale	(72,474)	(83,411)
Proceeds from sales of loans held-for-sale	77,834	66,225
Gain on mortgage banking activities, net	(1,654)	(1,703)
Gain on sale of securities, net	(305)	(451)
Stock-based compensation expense	758	1,364
Excess tax benefit from stock-based compensation	(419)	(522)
Increase in accrued interest payable	539	617
(Decrease) increase in other liabilities	(7,930)	(3,834)
Loss (gain) on sale of other real estate owned and valuation adjustments, net	76	75
Deferred income tax expense	3,293	2,389
Increase in value of bank-owned life insurance	(231)	(203)
Increase in capitalized interest, net, on reverse mortgage loans	(1,193)	(1,236)

Net cash provided by (used for) operating activities	$17,705	$(6,459)

Investing activities:
Purchases of investment securities held-to-maturity	(3,329)	—
Repayments of investment securities held-to-maturity	1,335	—
Maturities and calls of investment securities held-to-maturity	400	—
Sale of investment securities available-for-sale	38,932	35,553
Purchases of investment securities available-for-sale	(91,963)	(94,300)
Repayments of investment securities available-for-sale	15,463	19,399
Maturities of investment securities available for sale	—	1,761
Repayments on reverse mortgages	1,582	3,743
Disbursements for reverse mortgages	(844)	(244)
Net increase in loans	(30,748)	(36,108)
Net (increase) decrease in stock of FHLB	(192)	(4,377)
Sales of assets acquired through foreclosure, net	1,442	1,184
Investment in premises and equipment, net	(1,234)	(817)

Net cash used for investing activities	$(69,156)	$(74,206)

Financing activities:
Net increase in demand and saving deposits	35,907	(103,384)
(Decrease) increase in time deposits	(26,072)	(26,970)
Increase in brokered deposits	43,353	6,668
(Decrease) increase in loan payable	(407)	21
Receipts from FHLB advances	28,349,212	14,439,318
Repayments of FHLB advances	(28,310,900)	(14,221,453)
Receipts from federal funds purchased and securities sold under agreement to repurchase	8,710,770	6,981,250
Repayments of federal funds purchased and securities sold under agreement to repurchase	(8,711,445)	(6,995,625)
Dividends paid	(1,783)	(1,405)
Issuance of common stock and exercise of common stock options	241	498
Purchase of treasury stock	(8,995)	(879)
Excess tax benefit from stock-based compensation	419	522

Net cash provided by financing activities	$80,300	$78,561

Increase (decrease) in cash and cash equivalents	28,849	(2,104)
Cash and cash equivalents at beginning of period	561,179	508,039

Cash and cash equivalents at end of period	$590,028	$505,935

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$4,151	$3,417
Cash paid for income taxes, net	9,554	8,566
Loans transferred to other real estate owned	417	1,613
Loans transferred to portfolio from held-for-sale at fair value	1,510	211
Net change in accumulated other comprehensive income	10,758	4,101
Non-cash goodwill adjustments, net	(358)	173

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE ENDED MARCH 31, 2016

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

AICPA: American Institute of Certified Public Accountants	FASB: Financial Accounting Standards Board

Allowance: Allowance for loan losses or ALLL	FDIC: Federal Deposit Insurance Corporation

Alliance: Alliance Bancorp Inc. of Pennsylvania	Federal Reserve: Board of Governors of the Federal Reserve System

Array: Array Financial Group	Monarch: Monarch Entity Services, LLC

Arrow: Arrow Land Transfer	FHLB: Federal Home Loan Bank

ASC: Accounting standard codification	FHLMC: Federal Home Loan Mortgage Corporation

Associate: Employee	GAAP: U.S. Generally Accepted Accounting Principles

ASU: Accounting standard update	GNMA: Government National Mortgage Association

BCBS: Basel Committee on Banking Supervision	GSE: U.S. Government and government sponsored enterprises

C&I: Commercial & Industrial (loans)	NSFR: Net stable funding ratio

CMO: Collateralized mortgage obligation	MBS: Mortgage-backed securities

Cypress: Cypress Capital Management, LLC	OCC: Office of the Comptroller of the Currency

Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OREO: Other real estate owned

DTA: Deferred tax asset	OTTI: Other-than-temporary impairment

Exchange Act: Securities Exchange Act of 1934

Overview

Founded in 1832, the Bank is the seventh oldest bank and trust company continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with customer deposits and borrowings. In addition, we offer a variety of wealth management and trust services to personal and corporate customers through our Wealth Management segment. The FDIC insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 63 offices located in Delaware (44), Pennsylvania (17), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this quarterly report.

Amounts subject to significant estimates are items such as the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, reverse mortgage loans, OTTI, and income tax valuation allowance. Among other effects, changes to such estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of the allowance and lending related commitments as well as increased post-retirement benefits expense.

Our accounting and reporting policies conform to GAAP, prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2016. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our 2015 Annual Report on Form 10-K that was filed with the SEC on February 29, 2016 and is available at www.sec.gov or on our website at http://investors.wsfsbank.com/financials.cfm.

Whenever necessary, reclassifications have been made to the prior period Consolidated Financial Statements to conform to the current period’s presentation. All significant intercompany transactions were eliminated in consolidation.

The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2015 Annual Report on Form 10-K. There have not been any material changes in our significant accounting policies from those contained in our 2015 Annual Report on Form 10-K.

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

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with FASB ASC 718, Stock Compensation. Compensation expense relating to all share-based payments is recognized on a straight-line basis, over the applicable vesting period. Our Stock Incentive Plans provide for the granting of stock options, stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, and other awards that are payable in or valued by reference to our common shares. The number of shares reserved for issuance under our 2013 Incentive Plan is 2,096,535. At March 31, 2016, there were 749,825 shares available for future grants under the 2013 Incentive Plan.

Stock-based compensation expense related to awards granted to Associates is recorded in salaries, benefits and other compensation; expense related to awards granted to directors is recorded in other operating expense. Total stock-based compensation expense recognized for the three months ended March 31, 2016 was $758,000 pre-tax ($430,000 after tax), or $0.01 per share. This compares to $842,000 pre-tax ($593,000 after tax), or $0.02 per share during the three months ended March 31, 2015.

Stock Options

Stock options are granted with an exercise price not less than the fair market value of our common stock on the date of the grant. All stock options are to be granted at not less than the market price of our common stock on the date of the grant. All stock options granted during 2016 and 2015 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire seven years from the grant date. Generally, all awards become exercisable immediately in the event of a change in control, as defined within the Stock Incentive Plans. We issue new shares upon the exercise of options.

We determine the grant date fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are subjective. For stock options granted during 2016 we utilized our historical share option exercise experience to estimate the expected term of options. For stock options granted in 2015 we used the simplified method provided for in Staff Accounting Bulletin (SAB) Topic 14.D.2 to estimate the expected term of options as we did not believe our historical share option exercise experience was sufficient to provide a reasonable basis upon which to estimate expected term at that time. Other significant assumptions to determine 2016 and 2015 grant date fair value included volatility measured using the fluctuation in month end closing stock prices over a period which corresponds with the average expected option life; a weighted-average risk-free rate of return (zero coupon treasury yield); and a dividend yield indicative of our current dividend rate

The assumptions for options issued during the three months ended 2016 and 2015 are presented below:

	2016	2015
Expected term (in years)	5.3	4.9
Volatility	29.6%	25.0%
Weighted-average risk-free interest rate	1.24%	1.54%
Dividend yield	0.80%	0.76%

The following table provides information about our stock options outstanding as of March 31, 2016:

	March 31, 2016
	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of period	1,647,878	$17.08
Granted	67,591	29.86
Exercised	(60,770)	15.52
Forfeited	(2,622)	14.75

Outstanding at end of period	1,652,077	17.67
Exercisable at end of period	901,777	16.53
Weighted-average fair value of awards granted	$7.84

The following table provides information about our nonvested stock options outstanding at March 31, 2016:

	March 31, 2016
	Shares	Weighted- Average Exercise Price
Stock Options:
Unvested at beginning of period	1,028,142	$17.58
Granted	67,591	29.86
Forfeited	(1,461)	14.97
Vested	(343,972)	16.83

Unvested at end of period	750,300	$19.03

The total amount of unrecognized compensation cost related to nonvested stock options as of March 31, 2016 was $3.2 million. The weighted-average period over which the expense is expected to be recognized is 2.2 years.

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

The Long-Term Performance-Based Restricted Stock Unit program (Long-Term Program) provided for awards up to an aggregate of 233,400 RSUs to participants, only after the achievement of targeted levels of return on assets (ROA) in any year through 2013. During 2013, the company achieved the 1.00% ROA performance level. In accordance with the Long-Term Program, the Company issued 108,456 RSUs to the plan’s participants in 2014. The RSUs vest in 25% increments over four years and we recognize expense over the implicit service period associated with the performance condition. During the first quarter of 2016, we recognized $92,000 of compensation expense related to this program.

The following table summarizes the Company’s RSAs and RSUs, including performance awards, and changes during the three months ended March 31, 2016:

	March 31, 2016
		Weighted Average
	Units (in whole)	Grant-Date Fair Value per Unit
Outstanding at beginning of period	171,834	$19.00
Granted	44,186	29.86
Vested	(71,932)	16.45
Forfeited	(402)	25.17

Outstanding at end of period	143,686	$23.60

The total amount of compensation cost to be recognized relating to non-vested restricted stock, including performance awards, as of March 31, 2016, was $2.9 million. The weighted-average period over which the expense is expected to be recognized is 3.0 years.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2016

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach applies to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statement at adoption, and to all new or modified awards thereafter. The adoption of this accounting guidance did not have a material effect on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In April 2015, the FASB issued ASU No 2015-03, Interest- Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015 and is applied retrospectively. The Company adopted ASU 2015-03 in the first quarter of 2016, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification at March 31, 2016 and December 31, 2015, of $1.2 million and $1.3 million of unamortized debt issuance costs related to the Company’s senior debt from other assets to senior debt within its consolidated balance sheets. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company’s consolidated financial statements.

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

Accounting Guidance Pending Adoption at March 31, 2016

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-9 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014-09 by one year to financial statements issued for fiscal years beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the retrospective or retrospectively with the cumulative effect transition method. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

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

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, Derivatives and Hedging (Topic 815). ASU 2016-06 clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. The standard is effective for public business entities in interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim period for which the entity’s financial statements have not been issued, but would be retroactively applied to the beginning of the year that includes the interim period. The standard requires a modified retrospective transition approach, with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. For instruments that are eligible for the fair value option, an entity has a one-time option to irrevocably elect to measure the debt instrument affected by the standard in its entirety at fair value with changes in fair value recognized in earnings. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, Investments - Equity Method and Joint Ventures (Topic 323). ASU 2016-07 eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The standard is effective for all entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied prospectively to changes in ownership (or influence) after the adoption date. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net, Revenue from Contracts with Customers (Topic 606). ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09, Revenue from Contracts with Customers, and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. The amendments in the standard affect the guidance in ASU 2014-09, which is effective for public business entities in annual and interim reporting periods in fiscal years beginning after December 15, 2017. Early application is permitted for all entities, but not before annual reporting periods beginning after December 15, 2016. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation – Stock Compensation (Topic 718). ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. The standard is effective for public business entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim or annual period provided that the entire standard is adopted. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company’s management is currently evaluating the impact of adopting ASU 2016-09 on the Company’s consolidated financial statements.

2. BUSINESS COMBINATIONS

Penn Liberty Financial Corporation

On November 23, 2015, we along with Penn Liberty Financial Corporation (Penn Liberty) announced the signing of a definitive agreement and plan of reorganization whereby we would acquire Penn Liberty. Upon the closing of the transaction, Penn Liberty will merge into the Company and Penn Liberty Bank will merge into WSFS Bank. Penn Liberty is a locally managed institution with eleven branch locations and is headquartered in Wayne, Pennsylvania. It reported $704 million in assets, $510 million in loans and $621 million in deposits as of December 31, 2015. We expect this acquisition to build our market share, expand our customer base and enhance our fee income. The total transaction is valued at approximately $101 million, has received all necessary approvals and is expected to close in August 2016.

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

The acquisition of Alliance was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The fair values are preliminary estimates and are subject to adjustment during the one year measurement period after the acquisition. The excess of consideration paid over the preliminary fair value of net assets acquired was recorded as goodwill in the amount of $36.1 million, which will not be amortizable and is not deductible for tax purposes. The Company allocated the total balance of goodwill to its WSFS Bank segment. The Company also recorded $2.6 million in core deposit intangibles which are being amortized over ten years using the straight-line depreciation method and $511,000 for non-compete covenants which are being amortized between six and eighteen months.

In connection with the merger, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed, as of the date of acquisition, are summarized in the following table:

(In Thousands)	Fair Value
Consideration Paid:
Common shares issued (2,459,120)	$71,345
Cash paid to Alliance stockholders	26,576

Value of consideration	97,921
Assets acquired:
Cash and due from banks	67,439
Investment securities	3,002
Loans	307,695
Premises and equipment	2,685
Deferred income taxes	7,730
Bank owned life insurance	12,923
Core deposit intangible	2,635
Other real estate owned	768
Other assets	3,583

Total assets	408,460
Liabilities assumed:
Deposits	341,682
Other Borrowings	2,826
Other liabilities	2,098

Total liabilities	346,606
Net assets acquired:	61,854

Goodwill resulting from acquisition of Alliance	$36,067

The following table details the changes to goodwill in 2016:

(In Thousands)	Fair Value
Goodwill resulting from the acquisition of Alliance reported as of December 31, 2015	$36,425
Effects of adjustments to:
Deferred income taxes	(186)
Other assets	(597)
Other liabilities	425

Adjusted goodwill resulting from the acquisition of Alliance as of March 31, 2016	$36,067

The adjustments made to goodwill during the first three months of 2016, reflect a change in the fair value of leases acquired, accrued expenses and deferred federal income taxes.

Direct costs related to the acquisition were expensed as incurred. During the three months ended March 31, 2016, the Company incurred $426,000 in merger expenses related to Alliance and Penn Liberty compared to $666,000 for the three months ended March 31, 2015.

3. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2016	2015
Numerator:
Net income	$15,770	$12,889

Denominator:
Weighted average basic shares	29,671	28,218
Dilutive potential common shares	558	535

Weighted average fully diluted shares	30,229	28,753

Earnings per share:
Basic	$0.53	$0.46

Diluted	$0.52	$0.45

Outstanding common stock equivalents having no dilutive effect	42	238

4. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our available-for-sale and held-to-maturity investment securities. None of our investment securities are classified as trading.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gain	Loss	Value
Available-for-Sale Securities:
March 31, 2016
GSE	$39,088	$71	$1	$39,158
CMO	269,309	4,798	205	273,902
FNMA MBS	334,668	6,985	30	341,623
FHLMC MBS	99,317	1,679	78	100,918
GNMA MBS	18,627	501	17	19,111

	$761,009	$14,034	$331	$774,712

December 31, 2015
GSE	$31,041	$—	$127	$30,914
CMO	253,189	713	2,414	251,488
FNMA MBS	320,105	1,081	2,715	318,471
FHLMC MBS	99,350	405	313	99,442
GNMA MBS	20,387	420	93	20,714

	$724,072	$2,619	$5,662	$721,029

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gain	Loss	Value
Held-to-Maturity Securities (a)
March 31, 2016
State and political subdivisions	$166,962	$3,619	$41	$170,540

December 31, 2015
State and political subdivisions	$165,862	$1,943	$62	$167,743

(a)	Held-to –maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $2.7 million and $2.9 million at March 31, 2016 and December 31, 2015, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The scheduled maturities of investment securities available-for-sale and held-to-maturity at March 31, 2016 and December 31, 2015 are presented in the table below:

	Available-for-Sale
(In Thousands)	Amortized Cost	Fair Value
March 31, 2016
Within one year	$6,001	$6,003
After one year but within five years	33,087	33,155
After five years but within ten years	255,484	261,034
After ten years	466,437	474,520

	$761,009	$774,712

December 31, 2015
Within one year	$3,997	$3,995
After one year but within five years	30,009	29,840
After five years but within ten years	218,023	215,018
After ten years	472,043	472,176

	$724,072	$721,029

	Held-to-Maturity
(In Thousands)	Amortized Cost	Fair Value
March 31, 2016
After one year but within five years	3,229	3,249
After five years but within ten years	8,546	8,732
After ten years	155,187	158,559

	$166,962	$170,540

December 31, 2015
Within one year	$1,486	$1,488
After one year but within five years	3,465	3,456
After five years but within ten years	7,939	8,045
After ten years	152,972	154,754

	$165,862	$167,743

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers have the right to call or prepay obligations with or without a prepayment penalty.

Investment securities with fair market values aggregating $423.8 million and $457.0 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of March 31, 2016 and December 31, 2015, respectively.

During the first three months of 2016 and 2015, we sold $38.9 million and $37.4 million of investment securities categorized as available-for-sale, for a gain of $305,000 and $451,000, respectively. No losses were incurred from sales during the first three months of 2016 and 2015.

As of March 31, 2016 and December 31, 2015, our investment securities portfolio had remaining unamortized premiums of $18.7 million and $18.3 million and unaccreted discounts of $307,000 and $306,000, respectively.

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at March 31, 2016.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
GSE	$2,018	1	$—	—	$2,018	$1
CMO	15,643	110	14,686	95	30,329	205
FNMA MBS	8,721	30	—	—	8,721	30
FHLMC MBS	7,452	30	4,109	48	11,561	78
GNMA MBS	1,963	10	2,274	7	4,237	17

Total temporarily impaired investments	$35,797	$181	$21,069	$150	$56,866	$331

	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and political subdivisions	$—	$—	$2,924	$41	$2,924	$41

Total temporarily impaired investments	$—	$—	$2,924	$41	$2,924	$41

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
Held-to-maturity securities:
State and political subdivisions	$9,845	$62	$—	$—	$9,845	$62

Total temporarily impaired investments	$9,845	$62	$—	$—	$9,845	$62

At March 31, 2016, we owned investment securities totaling $59.8 million in which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $372,000 at March 31, 2016. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

All securities, with the exception of one, were AA-rated or better at the time of purchase and remained investment grade at March 31, 2016. All securities were evaluated for OTTI at March 31, 2016 and December 31, 2015. The result of this evaluation showed no OTTI as of March 31, 2016 or December 31, 2015. The estimated weighted average duration of MBS was 4.1 years at March 31, 2016.

5. LOANS

The following details our loan portfolio by category:

(In Thousands)	March 31, 2016	December 31, 2015
Commercial and industrial	$1,083,121	$1,061,597
Owner occupied commercial	895,457	880,643
Commercial mortgages	987,066	966,698
Construction	227,348	245,773
Residential	251,065	259,679
Consumer	359,656	360,249

	$3,803,713	$3,774,639
Less:
Deferred fees, net	$8,428	$8,500
Allowance for loan losses	37,556	37,089

Net loans	$3,757,729	$3,729,050

The following is the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the company applies ASC 310-30 as of the dates indicated:

(In Thousands)	March 31, 2016	December 31, 2015
Outstanding principal balance	$37,041	38,067
Carrying amount	32,165	32,658
Allowance for loan losses	119	132

The following table presents the changes in accretable yield on the acquired credit impaired loans for the following three month period:

(In Thousands)	January 1 through March 31, 2016
Balance at beginning of period	$4,764
Accretion	(592)
Reclassification from nonaccretable difference	—
Additions/adjustments	(116)
Disposals	(7)

Balance at the end of the period	$4,049

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

When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, if necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the three months ended March 31, 2016, net charge-offs totaled $313,000 or 0.03% of average loans, compared to $705,000, or 0.09% of average loans annualized, during the three months ended March 31, 2015.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled into the following segments: commercial, owner-occupied, commercial real estate and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last 21 quarters. During the three months ended March 31 2016, we increased the look-back period to 21 quarters from the 20 quarters used at December 31, 2015. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the core reserves calculated by the ALLL model are adequately considering the losses within a full credit cycle.

Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 21 quarter look-back period.

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

The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be 8 quarters as of March 31, 2016. Further, our residential mortgage and consumer LEP remained at 4 quarters as of March 31, 2016. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our commercial LEP at least annually.

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

The following tables provide the activity of our allowance for loan losses and loan balances for three months ended March 31, 2016:

(In Thousands)	Commercial	Owner-Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Three months ended March 31, 2016
Allowance for loan losses
Beginning balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089
Charge-offs	(179)	—	(17)	(26)	(14)	(631)	—	(867)
Recoveries	110	38	79	46	22	259	—	554
Provision (credit)	484	(6)	(37)	72	(20)	400	14	907
Provision for acquired loans	(89)		4	(4)	—	(38)	—	(127)

Ending balance	$11,482	$6,702	$6,516	$3,609	$2,269	$5,954	$1,024	$37,556

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,473	$—	$—	$211	$911	$208	$—	$2,803
Loans collectively evaluated for impairment	10,005	6,680	6,427	3,398	1,354	5,746	1,024	34,634
Acquired loans evaluated for impairment	4	22	89	—	4	—	—	119

Ending balance	$11,482	$6,702	$6,516	$3,609	$2,269	$5,954	$1,024	$37,556

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$5,278	$1,270	$2,678	$1,419	$15,260	$7,795	$—	$33,700	(2)
Loans collectively evaluated for impairment	957,863	839,819	893,036	194,654	161,610	336,053	—	3,383,035
Acquired nonimpaired loans	107,380	49,765	80,795	27,711	73,240	15,803	—	354,694
Acquired impaired loans	12,600	4,603	10,557	3,564	955	5	—	32,284

Ending balance	$1,083,121	$895,457	$987,066	$227,348	$251,065	$359,656	$—	$3,803,713	(3)

The following table provides the activity of the allowance for loan losses and loan balances for the three ended March 31, 2015:

(In Thousands)	Commercial	Owner-Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Three months ended March 31, 2015
Allowance for loan losses
Beginning balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426
Charge-offs	(131)	(330)	(39)	—	(125)	(450)	—	(1,075)
Recoveries	26	4	79	49	11	201	—	370
Provision (credit)	316	722	(782)	307	(29)	234	18	786

Ending balance	$13,048	$7,039	$6,524	$2,952	$2,380	$6,026	$1,538	$39,507

Period-end allowance allocated to:
Loans individually evaluated for impairment	$3,169	$284	$223	$210	$751	$197	$—	$4,834
Loans collectively evaluated for impairment	9,879	6,755	6,301	2,742	1,629	5,829	1,538	34,673
Acquired loans evaluated for impairment	—	—	—	—	—	—	—	—

Ending balance	$13,048	$7,039	6,524	$2,952	$2,380	$6,026	$1,538	$39,507

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$11,707	$1,552	$7,595	$1,419	$14,749	$6,157	$—	$43,179	(2)
Loans collectively evaluated for impairment	876,434	754,044	770,991	138,495	184,337	310,427	—	3,034,728
Acquired nonimpaired loans	31,737	39,671	36,373	9,680	16,615	7,640	—	141,716
Acquired impaired loans	3,192	2,133	5,877	3,630	496	8	—	15,336

Ending balance	$923,070	$797,400	$820,836	$153,224	$216,197	$324,232	$—	$3,234,959	(3)

(1)	Represents the portion of the allowance for loan losses established to capture factors not already included in other components in our allowance for loan losses methodology.
(2)	The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $13.9 million and $22.5 million for the periods ending March 31, 2016 and 2015, respectively. Accruing troubled debt restructured loans are considered impaired loans.
(3)	Ending loan balances do not include deferred costs.

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

The following tables show our nonaccrual and past due loans at the dates indicated:

March 31, 2016 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,378	$1,354	$—	$2,732	$1,062,856	$12,600	$4,933	$1,083,121
Owner-Occupied commercial	678	—	—	678	888,907	4,603	1,269	895,457
Commercial mortgages	127	—	—	127	973,786	10,557	2,596	987,066
Construction	—	—	—	—	223,784	3,564	—	227,348
Residential	4,332	418	—	4,750	238,482	955	6,878	251,065
Consumer	851	339	127	1,317	354,219	5	4,115	359,656

Total (1)	$7,366	$2,111	$127	$9,604	$3,742,034	$32,284	$19,791	$3,803,713

% of Total Loans	0.19%	0.06%	—%	0.25%	98.38%	0.85%	0.52%	100%

(1) The balances of above include $354.7 million of acquired nonimpaired loans.
December 31, 2015 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,686	$270	$12,355	$14,311	$1,028,973	$12,985	$5,328	$1,061,597
Owner-Occupied commercial	713	217	4,886	5,816	869,048	4,688	1,091	880,643
Commercial mortgages	141	4	288	433	952,426	10,513	3,326	966,698
Construction	—	—	—	—	242,229	3,544	—	245,773
Residential	5,263	621	251	6,135	245,307	950	7,287	259,679
Consumer	1,222	36	252	1,510	354,599	7	4,133	360,249

Total (1)	$9,025	$1,148	$18,032	$28,205	$3,692,582	$32,687	$21,165	$3,774,639

% of Total Loans	0.24%	0.03%	0.48%	0.75%	97.83%	0.86%	0.56%	100%

(1)	The balances of above include $371.1 million of acquired nonimpaired loans

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

The following tables provide an analysis of our impaired loans at March 31, 2016 and December 31, 2015:

March 31, 2016 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$5,728	$947	$4,781	$1,477	$12,187	$8,060
Owner-Occupied commercial	2,281	1,269	1,012	22	2,488	6,329
Commercial mortgages	3,980	2,678	1,302	89	6,626	2,412
Construction	1,419	—	1,419	211	1,419	1,448
Residential	15,421	8,618	6,803	915	18,395	15,215
Consumer	7,794	6,585	1,209	208	9,610	7,084

Total (2)	$36,623	$20,097	$16,526	$2,922	$50,725	$40,548

(1)	Reflects loan balances at or written down to their remaining book balance.
(2)	The above includes acquired impaired loans totaling $2.9 million in the ending loan balance and $3.5 million in the contractual principal balance.

December 31, 2015 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$6,137	$951	$5,186	$1,168	$20,206	$9,391
Owner-Occupied commercial	2,127	1,090	1,037	22	2,947	2,111
Commercial mortgages	4,652	3,410	1,242	103	11,826	7,540
Construction	1,419	—	1,419	211	1,419	1,448
Residential	15,710	9,034	6,676	920	18,655	15,264
Consumer	7,665	6,498	1,167	200	9,353	6,801

Total (2)	$37,710	$20,983	$16,727	$2,624	$64,406	$42,555

(1)	Reflects loan balances at or written down to their remaining book balance.
(2)	The above includes acquired impaired loans totaling $2.9 million in the ending loan balance and $3.5 million in the contractual principal balance.

Interest income of $156,000, and $472,000 was recognized on impaired loans during the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there were 40 residential loans and 7 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $6.3 million and $667,000, respectively. As of December 31, 2015, there were 32 residential loans and 3 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $5.0 million and $675,000, respectively.

Reserves on Acquired Nonimpaired Loans

In accordance with FASB ASC 310, loans acquired by the Bank through its merger with FNBW and Alliance are required to be reflected on the balance sheet at their fair values on the date of acquisition as opposed to their contractual values. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date the Bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

Credit Quality Indicators

Below is a description of each of our risk ratings for all commercial loans:

Pass. These borrowers currently show no indication of deterioration or potential problems and their loans are considered fully collectible.

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the Allowance for Loan Loss.

Commercial Credit Exposure

(In Thousands)	Commercial		Owner-Occupied Commercial		Commercial Mortgages		Construction		Total Commercial(1)
									Mar. 31, 2016		Dec. 31, 2015
	Mar. 31, 2016	Dec. 31 2015	Mar. 31, 2016	Dec. 31 2015	Mar. 31, 2016	Dec. 31 2015	Mar. 31, 2016	Dec. 31 2015	Amount	%	Amount	%
Risk Rating:
Special mention	$6,992	$5,620	$11,982	$9,535	$8,900	$12,323	$—	$—	$27,874		$27,478
Substandard:
Accrual	36,428	33,883	20,905	22,901	2,523	2,547	8,322	8,296	68,178		67,627
Nonaccrual	3,525	4,164	1,269	1,090	2,596	3,326	—	—	7,390		8,580
Doubtful	1,408	1,164	—	—	—	—	—	—	1,408		1,164

Total Special and Substandard	48,353	44,831	34,156	33,526	14,019	18,196	8,322	8,296	104,850	3%	104,849	3%
Acquired impaired	12,600	12,985	4,603	4,688	10,557	10,513	3,564	3,544	31,324	1	31,730	1
Pass	1,022,168	1,003,781	856,698	842,429	962,490	937,989	215,462	233,933	3,056,818	96	3,018,132	96

Total	$1,083,121	$1,061,597	$895,457	$880,643	$987,066	$966,698	$227,348	$245,773	$3,192,992	100%	$3,154,711	100%

(1)	Table includes $265.7 million and $277.0 million of acquired nonimpaired loans as of March 31, 2016 and December 31, 2015, respectively.

Residential and Consumer Credit Exposure

(In Thousands)	Residential		Consumer		Total Residential and Consumer(2)
	Mar. 31,	Dec. 31	Mar. 31,	Dec. 31	Mar. 31, 2016		Dec. 31, 2015
	2016	2015	2016	2015	Amount	Percent	Amount	Percent

Nonperforming(1)	$15,260	$15,548	$7,794	$7,664	$23,054	4%	$23,212	4%

Acquired impaired loans	955	950	5	7	960	—	957	—
Performing	234,850	243,181	351,857	352,578	586,707	96	595,759	96

Total	$251,065	$259,679	$359,656	$360,249	$610,721	100%	$619,928	100%

(1)	Includes $12.1 million as of March 31, 2016 and $13.6 million as of December 31, 2015 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.
(2)	Total includes $89.0 million and $94.2 million in acquired nonimpaired loans as of March 31, 2016 and December 31, 2015, respectively.

Troubled Debt Restructurings (TDR)

TDRs are recorded in accordance with FASB ASC 310-40, Troubled Debt Restructuring by Creditors (ASC 310-40). The balance of TDRs at March 31, 2016 and December 31, 2015 was $25.6 million and $24.6 million, respectively. The balance at March 31, 2016 included approximately $11.7 million of TDRs in nonaccrual status and $13.9 million of TDRs in accrual status compared to $11.0 million in nonaccrual status and $13.6 million in accrual status at December 31, 2015. Approximately $2.7 million and $2.1 million in related reserves have been established for these loans at March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016, the terms of 8 loans were modified in TDRs. Five modifications were for consumer loans of which all were HELOC conversions with interest rate reductions. Two were residential mortgages of which both were forbearance agreements. One commercial loan in bankruptcy was granted interest only payments. Our concessions on restructured loans typically consist of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months and payment is reasonably assured.

The following table presents loans identified as TDRs during the three months ended March 31, 2016 and 2015.

(In Thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Commercial	$984	$—
Owner Occupied Commercial	—	—
Commercial mortgages	—	—
Construction	—	—
Residential	614	212
Consumer	215	135

Total	$1,813	$347

During the three months ended March 31, 2016, the TDRs set forth in the table above had no change on our allowance for loan losses allocation of a related reserve, and resulted in charge-offs of $80,000. For the same period of 2015, there was no change to our allowance for loan losses and no additional charge-offs.

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

Our investment in reverse mortgages totaled $24.7 million at March 31, 2016. The portfolio consists of 90 loans with an average borrowers’ age of 94 years old and there is currently significant overcollateralization in the portfolio, as the realizable collateral value (the lower of collectible principal and interest, or appraised value and annual broker price opinion of the home) of $45.6 million exceeds the outstanding book balance at March 31, 2016. Broker price opinions are updated at least annually. Additional broker price opinions are obtained when our quarterly review indicates that a home’s value has increased or decreased by at least 50% during any given period.

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

To determine the carrying value of these reverse mortgages as of March 31, 2016, we used the proprietary model described above and actual cash flow information to estimate future cash flows. There are three main drivers of cash flows; 1) move-out rates, 2) house price appreciation (HPA) forecasts, and 3) internal rate of return.

1)	Move-out rates – We used the actuarial estimates of contract termination provided in the United States Mortality Rates Period Life Table, 2011, published by the Office of the Actuary - Social Security in 2015, adjusted for expected prepayments and relocations which we adopted during 2016.

2)	House Price Appreciation – We utilize house price forecasts from various market sources. Based on this information, we forecasted a 2.5% increase in housing prices during 2016 and a 2.0% increase in the following year and thereafter. We believe this forecast continues to be appropriate given the nature of reverse mortgage collateral and historical under-performance to the broad housing market. Annually, during the fourth quarter, current collateral values are updated through broker price opinions.

3)	Internal Rate of Return – As of March 31, 2016, the internal rate of return (IRR) of 19.32% was the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated.

As of March 31, 2016, the Company’s actuarially estimated cash payments to reverse mortgagors are as follows:

(In thousands)
Year Ending
2016	$580
2017	435
2018	342
2019	266
2020	204
Years 2021 - 2025	466
Years 2026 - 2030	92
Years 2031 - 2035	13
Thereafter	2

Total (1)	$2,400

(1)	This table does not take into consideration cash inflow including payments from mortgagors or payoffs based on contractual terms.

The amount of the contract value that would be forfeited if we were not to make cash payments to reverse mortgagors in the future is $6.2 million.

The future cash flows depend on the HPA assumptions. If the future changes in collateral value were assumed to be zero, income would decrease by $745,000 for the quarter ended March 31, 2016 with an IRR of 18.41%. If the future changes in collateral value were assumed to be reduced by 1%, income would decrease by $343,000 with an IRR of 18.90%.

The net present value of the projected cash flows depends on the IRR used. If the IRR increased by 1%, the net present value would increase by $984,000. If the IRR decreased by 1%, the net present value would decrease by $957,000.

8. GOODWILL AND INTANGIBLES

In accordance with FASB ASC 805, Business Combinations (ASC 805) and FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.

During the three months ended March 31, 2016, we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

(In Thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2015	$80,078	$—	$5,134	$85,212
Changes in goodwill	(358)	—	—	(358)

March 31, 2016	$79,720	$—	$5,134	$84,854

ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets:

(In Thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
March 31, 2016
Core deposits	$10,245	$(4,807)	$5,438
CB&T intangibles	3,142	(1,230)	1,912
Array and Arrow intangibles	2,353	(934)	1,419
Mortgage servicing rights	1,503	(976)	527
Alliance intangible assets	650	(228)	422

Total intangible assets	$17,893	$(8,175)	$9,718

December 31, 2015
Core deposits	$10,246	$(4,512)	$5,734
CB&T intangibles	3,142	(1,181)	1,961
Array and Arrow intangibles	2,353	(847)	1,506
Mortgage servicing rights	1,430	(949)	481
Alliance intangible assets	511	(110)	401

Total intangible assets	$17,682	$(7,599)	$10,083

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and either accelerated or straight-line methods of amortization. During the three months ended March 31, 2016, we recognized amortization expense on other intangible assets of $549,000.

The following presents the estimated amortization expense of intangibles:

(In Thousands)	Amortization of Intangibles
Remaining in 2016	$1,396
2017	1,543
2018	1,407
2019	1,338
2020	1,171
Thereafter	2,863

Total	$9,718

9. ASSOCIATE BENEFIT PLANS

Postretirement Benefits

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

The following are disclosures of the net periodic benefit cost components of postretirement benefits measured at January 1, 2016 and 2015.

	Three months ended
	March 31,
(In Thousands)	2016	2015
Service cost	$15	$15
Interest cost	19	22
Prior service cost amortization	(7)	(19)
Net gain recognition	(15)	(5)

Net periodic benefit cost	$12	$13

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

There were no unrecognized tax benefits as of March 31, 2016. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2012 through 2015 tax years are subject to examination as of March 31, 2016. Pennsylvania is currently auditing our 2012 state tax return. We do not expect to record or realize any material unrecognized tax benefits during 2016.

As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $390,000 of such amortization has been reflected as income tax expense for the three months ended March 31, 2016, compared to $495,000 for the same period in 2015.

The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the three months ended March 31, 2016 were $368,000, $390,000 and $89,000, respectively. The carrying value of the investment in affordable housing credits is $11.6 million at March 31, 2016, compared to $12.0 million at December 31, 2015.

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

The following tables present financial instruments carried at fair value as of March 31, 2016 and December 31, 2015 by valuation hierarchy (as described above):

(In Thousands) Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis
Available-for-sale securities:
CMO	$—	$273,902	$—	$273,902
FNMA MBS	—	341,623	—	341,623
FHLMC MBS	—	100,918	—	100,918
GNMA MBS	—	19,111	—	19,111
GSE	—	39,158	—	39,158

Total assets measured at fair value on a recurring basis	$—	$774,712	$—	$774,712
Assets measured at fair value on a nonrecurring basis
Other real estate owned	$—	$—	$3,979	$3,979
Loans held-for-sale	—	36,178	—	36,178
Impaired loans	—	—	33,701	33,701

Total assets measured at fair value on a nonrecurring basis	$—	$36,178	$37,680	$73,858

(In Thousands) Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis
Available-for-sale securities:
CMO	$—	$251,488	$—	$251,488
FNMA MBS	—	318,471	—	318,471
FHLMC MBS	—	99,442	—	99,442
GNMA MBA	—	20,714	—	20,714
GSE		30,914	—	30,914

Total assets measured at fair value on a recurring basis	$—	$721,029	$—	$721,029
Assets measured at fair value on a nonrecurring basis
Other real estate owned	$—	$—	$5,080	$5,080
Loans held-for sale	—	41,807	—	41,807
Impaired loans (collateral dependent)	—	—	35,086	35,086

Total assets measured at fair value on a nonrecurring basis	$—	$41,807	$40,166	$81,973

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ending March 31, 2016 and no material liabilities measured at fair value as of March 31, 2016 and December 31, 2015.

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

Available-for-sale securities

As of March 31, 2016 securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $39.2 million in U.S. Treasury Notes and Federal Agency debentures, and $735.6 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans has a gross amount of $36.6 million and $37.7 million at March 31, 2016 and December 31, 2015, respectively. The valuation allowance on impaired loans was $2.9 million as of March 31, 2016 and $2.6 million as of December 31, 2015.

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

Loans held-for sale

Loans held-for- sale are carried at their fair value (see discussion earlier in the note).

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

Reverse mortgage loans

The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional information on reverse mortgage loans, see Note 7, Reverse Mortgage Loans, to the unaudited Consolidated Financial Statements.

Stock in the Federal Home Loan Bank (FHLB) of Pittsburgh

The fair value of FHLB stock is assumed to be equal to its cost basis, since the stock is non-marketable but redeemable at its par value.

Other assets

Other assets includes other real estate owned (see discussion earlier in this note) and our investment in Visa Class B stock. Our ownership includes shares acquired at no cost from our prior participation in Visa’s network, while Visa operated as a cooperative. During 2015 we purchased additional shares which are accounted for as non-marketable equity securities and carried at cost. We evaluated the shares carried at cost for OTTI as of March 31, 2016, and the evaluation showed no OTTI as of March 31, 2016. Following resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares

While only current owners of Class B shares are allowed to purchase other Class B shares, there have been several transactions between Class B shareholders. Based on these transactions we estimate the value of our Class B shares to be $13.1 million as of March 31, 2016.

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

The book value and estimated fair value of our financial instruments are as follows:

	Fair Value	March 31, 2016		December 31, 2015
(In Thousands)	Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$590,028	590,028	$561,179	$561,179
Investment securities available-for-sale	Level 2	774,712	774,712	721,029	721,029
Investment securities held-to-maturity	Level 2	166,962	170,540	165,862	167,743
Loans, held-for-sale	Level 2	36,178	36,178	41,807	41,807
Loans, net(1)	Level 2	3,724,028	3,685,174	3,693,964	3,637,714
Impaired loans, net	Level 3	33,701	33,701	35,086	35,086
Reverse mortgage loans	Level 3	24,739	24,739	24,284	24,284
Stock in FHLB of Pittsburgh	Level 2	30,711	30,444	30,519	30,519
Accrued interest receivable	Level 2	13,992	13,992	14,040	14,040
Other assets	Level 3	7,568	17,123	8,669	18,416
Financial liabilities:
Deposits	Level 2	4,068,771	3,890,594	4,016,566	3,791,606
Borrowed funds	Level 2	971,264	973,805	932,886	933,905
Standby letters of credit	Level 3	204	204	195	195
Accrued interest payable	Level 2	1,340	1,340	801	801
(1) Excludes impaired loans, net.

At March 31, 2016 and December 31, 2015 we had no commitments to extend credit measured at fair value.

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

Cash Connect provides ATM vault cash and smart safe and cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

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

Segment information for the three months ended March 31, 2016 and March 31, 2015 follows:

For the three months ended March 31, 2016:

(In Thousands)	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$48,038	$—	$2,008	$50,046
Noninterest income	9,852	7,673	5,545	23,070

Total external customer revenues	57,890	7,673	7,553	73,116

Inter-segment revenues:
Interest income	1,061	—	1,895	2,956
Noninterest income	2,060	193	24	2,277

Total inter-segment revenues	3,121	193	1,919	5,233

Total revenue	61,011	7,866	9,472	78,349

External customer expenses:
Interest expense	4,497	—	193	4,690
Noninterest expenses	33,812	4,850	4,537	43,199
Provision for loan losses	815	—	(35)	780

Total external customer expenses	39,124	4,850	4,695	48,669

Inter-segment expenses:
Interest expense	1,895	555	506	2,956
Noninterest expenses	217	715	1,345	2,277

Total inter-segment expenses	2,112	1,270	1,851	5,233

Total expenses	41,236	6,120	6,546	53,902

Income before taxes	$19,775	$1,746	$2,926	$24,447
Income tax provision				8,677

Consolidated net income				$15,770

Capital expenditures	$1,211	$20	$2	$1,233

As of March 31, 2016:
Statement of Condition
Cash and cash equivalents	$74,695	$513,813	$1,520	$590,028
Goodwill	79,720	—	5,134	84,854
Other segment assets	4,812,640	3,173	194,299	5,010,112

Total segment assets	$4,967,055	$516,986	$200,953	$5,684,994

For the three months ended March 31, 2015:

(In Thousands)	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$40,823	$—	$2,028	$42,851
Noninterest income	9,189	6,639	5,267	21,095

Total external customer revenues	50,012	6,639	7,295	63,946

Inter-segment revenues:
Interest income	871	—	1,447	2,318
Noninterest income	1,784	168	18	1,970

Total inter-segment revenues	2,655	168	1,465	4,288

Total revenue	52,667	6,807	8,760	68,234

External customer expenses:
Interest expense	3,912	—	122	4,034
Noninterest expenses	31,079	4,175	3,659	38,913
Provision for loan losses	733	—	53	786

Total external customer expenses	35,724	4,175	3,834	43,733

Inter-segment expenses
Interest expense	1,447	373	498	2,318
Noninterest expenses	186	614	1,170	1,970

Total inter-segment expenses	1,633	987	1,668	4,288

Total expenses	37,357	5,162	5,502	48,021

Income before taxes	$15,310	$1,645	$3,258	$20,213
Income tax provision				7,324

Consolidated net income				12,889

Capital expenditures (1)	$497	$234	$3	$734

As of December 31, 2015:
Statement of Condition
Cash and cash equivalents	$65,663	$493,165	$2,351	$561,179
Goodwill	80,078	—	5,134	85,212
Other segment assets	4,746,995	—	192,576	4,939,571

Total segment assets	$4,892,736	$493,165	$200,061	$5,585,962

(1)	Capital expenditures amounts have been adjusted to correct errors that were not material to our Form 10-Q for the quarterly period ended March 31, 2015. Previously reported capital expenditures were $817,000 for WSFS Bank, $0 for Cash Connect, $0 for Wealth Management, and $817,000 for Total Consolidated Company.

13. INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales

Given the current interest rate environment, coupled with our desire not to hold these assets in our portfolio, we generally sell newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis, to GSEs such as FHLMC, FNMA, and the FHLB. Loans held-for-sale are reflected on our unaudited Consolidated Statements of Condition at fair value with changes in the value reflected in our unaudited Consolidated Statements of Cash Flows and Comprehensive Income. Gains and losses are recognized at the time of sale. We periodically retain the servicing rights on residential mortgage loans sold which result in monthly service fee income and are included in our intangible assets in our unaudited Consolidated Statements of Condition. Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that we intend to sell in the secondary market are accounted for as derivatives under the guidance promulgated in FASB ASC Topic 815, Derivatives and Hedging (ASC 815).

We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the three months ended March 31, 2016.

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

At March 31, 2016 there were 123 variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers, compared to 119 at December 31, 2015. The initial notional aggregated amount was approximately $488.9 million at March 31, 2016 compared to $481.6 million at December 31, 2015. At March 31, 2016 maturities ranged from four months to over 10 years. The aggregate market value of these swaps to the customers was a liability of $27.0 million at March 31, 2016 and $18.1 million at December 31, 2015. There were no reserves for the swap guarantees as of March 31, 2016.

14. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes unrealized gains and losses on available-for-sale investments and unrecognized prior service costs on defined benefit pension plans. Changes to accumulated other comprehensive income are presented net of tax effect as a component of equity. Reclassification out of accumulated other comprehensive income is recorded on the statement of operations either as a gain or loss.

Changes to accumulated other comprehensive income by component are shown net of taxes in the following tables for the three month periods indicated:

(In Thousands)	Net change in investment securities available-for-sale	Net change in securities held-to- maturity	Net change in defined benefit plan	Total
Balance, December 31, 2015	$(1,887)	$1,795	$788	$696
Other comprehensive income before reclassifications	10,572	—	—	10,572
Less: Amounts reclassified from accumulated other comprehensive income	(189)	(103)	478	186

Net current-period other comprehensive income (loss)	10,383	(103)	478	10,758

Balance, March 31, 2016	$8,496	$1,692	$1,266	$11,454

Balance, December 31, 2014	$446	$2,207	$847	$3,500
Other comprehensive income before reclassifications	4,567	—	—	4,567
Less: Amounts reclassified from accumulated other comprehensive loss	(280)	(171)	(15)	(466)

Net current-period other comprehensive income (loss)	4,287	(171)	(15)	4,101

Balance, March 31, 2015	$4,733	$2,036	$832	$7,601

The statements of operations impacted by components of other comprehensive income are presented in the table below:

(In Thousands)	Three Months Ended March 31,		Affected line item in Statements of Operations
	2016	2015
Securities available-for-sale:
Realized gains on securities transactions	$(305)	$(451)	Security gains, net
Income taxes	116	171	Income tax provision

Net of tax	$(189)	$(280)

Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(168)	$(171)	Interest income on investment securities
Income taxes	65	—	Income tax provision

Net of tax	$(103)	$(171)

Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(7)	$(19)
Transition obligation		—
Actuarial losses (gains)	791	(5)

Total before tax	$784	$(24)	Salaries, benefits and other compensation
Income taxes	(306)	9	Income tax provision

Net of tax	478	(15)

Total reclassifications	$186	$(466)

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

On November 24, 2015 the Court entered summary judgment in favor of WSFS Bank on all but one of the remaining counts, leaving one count for resolution at trial. Based upon available information we believe the estimate of the aggregate range of reasonably possible losses for this legal proceeding is from approximately $0 to approximately $5.0 million at March 31, 2016. Costs of litigation were initially covered by insurance; however, such costs have now exceeded the limits of insurance coverage for this case.

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

Additionally, in 2013 a regulatory inquiry commenced into the registered transfer agent (“RTA”) activities of WSFS, as successor to Christiana Bank & Trust. As a result of issues arising from that inquiry, WSFS revamped Christiana Trust’s RTA policies and procedures and remediated all deficiencies. We have included the estimated financial liability from the expected resolution of this inquiry, which is not material, in our Consolidated Financial Statements as of March 31, 2016.

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

16. SUBSEQUENT EVENTS

We reviewed subsequent events and determined that no further disclosures or measurements were required.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB, or WSFS Bank, the seventh oldest bank and trust company continuously operating under the same name in the United States. At $5.7 billion in assets and $13.1 billion in fiduciary assets, WSFS Bank is also the largest bank and trust company headquartered in Delaware and the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other types of financial institutions. A fixture in the community, the Bank has been in operation for more than 184 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remains a leader in our community. We are a relationship-focused, locally-managed, community banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Experiences growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $3.2 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of March 31, 2016, we service our customers primarily from our 63 offices located in Delaware (44), Pennsylvania (17), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches and mortgage and title services through those branches and through Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions.

On November 23, 2015, we announced the signing of an Agreement and Plan of Reorganization with Penn Liberty Financial Corp. (Penn Liberty) whereby Penn Liberty will merge into the Company and Penn Liberty Bank, a Pennsylvania – chartered bank and wholly owned subsidiary of Penn Liberty will merge into WSFS Bank. The company has obtained all required approvals to acquire Penn Liberty including Penn Liberty shareholder approval and regulatory approvals. The acquisition is subject to customary closing conditions.

The Cash Connect segment is a premier provider of ATM Vault Cash and smart safe and cash logistics in the United States. It manages $711 million in vault cash in over 17,000 non-bank ATMs nationwide and provides related services such as, online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect also operates 442 ATMs for the Bank, which has the largest branded ATM network in Delaware.

As a provider of ATM Vault Cash to the U.S. ATM industry, Cash Connect is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 16-year history, Cash Connect periodically has been exposed to theft through theft from armored courier companies and consistently has been able to recover losses through its risk management strategies.

The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress is a registered investment advisor with approximately $634 million in assets under management. Cypress’ primary market segment is high net worth individuals and offers a ‘balanced’ investment style focused on preservation of capital and providing for current income. Christiana Trust, with $12.47 billion in assets under management and administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

The Company has two consolidated subsidiaries, WSFS Bank and Cypress, and one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has three wholly-owned subsidiaries, WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services LLC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could” or “may”, or by variations of such words or by similar expressions. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to, those related to difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the market areas in which the Company operates and in which its loans are concentrated, including the effects of declines in housing markets, an increase in unemployment levels and slowdowns in economic growth; the Company’s level of nonperforming assets and the costs associated with resolving any problem loans including litigation and other costs; changes in market interest rates may increase funding costs and reduce earning asset yields thus reducing margin; the impact of changes in interest rates and the credit quality and strength of underlying collateral and the effect of such changes on the market value of the Company’s investment securities portfolio; the credit risk associated with the substantial amount of commercial real estate, construction and land development, and commercial and industrial loans in our loan portfolio; the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations including the changes in regulations affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations being issued in accordance with this statute and potential expenses associated with complying with such regulations; possible additional loan losses and impairment of the collectability of loans; the Company’s ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate liquidity internally or raise capital on favorable terms; possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations; any impairment of the Company’s goodwill or other intangible assets; failure of the financial and operational controls of the Company’s Cash Connect division; conditions in the financial markets that may limit the Company’s access to additional funding to meet its liquidity needs; the success of the Company’s growth plans, including the successful integration of past and future acquisitions; the Company’s ability to complete the pending merger with Penn Liberty on the terms and conditions proposed which are subject to a number of conditions, risks and uncertainties delay in closing the merger, difficulties and delays in integrating the Penn Liberty business or fully realizing cost savings and other benefits of the merger, business disruption following the merger, Penn Liberty’s customer acceptance of the Company’s products and services and related customer disintermediation; negative perceptions or publicity with respect to the Company’s trust and wealth management business; system failure or cybersecurity breaches of the Company’s network security; the Company’s ability to recruit and retain key employees; the effects of problems encountered by other financial institutions that adversely affect the Company or the banking industry generally; the effects of weather and natural disasters such as floods, droughts, wind, tornadoes and hurricanes as well as effects from geopolitical instability and man-made disasters including terrorist attacks; possible changes in the speed of loan prepayments by the Company’s customers and loan origination or sales volumes; possible acceleration of prepayments of mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on prepayments on mortgage-backed securities due to low interest rates; regulatory limits on the Company’s ability to receive dividends from its subsidiaries and pay dividends to its shareholders; the effects of any reputational, credit, interest rate, market, operational, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above; and the costs associated with resolving any problem loans, litigation and other risks and uncertainties, discussed in the Company’s Form 10-K for the year ended December 31, 2015 and other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward looking statements are as of the date they are made, and the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

CRITICAL ACCOUNTING POLICIES

The preparation of the unaudited Consolidated Financial Statements in accordance with U.S. GAAP, requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for loan losses, investment in reverse mortgages, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2016, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 1, Basis of Presentation, to the unaudited Consolidated Financial Statements.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $100.4 million, or 2%, to $5.68 billion during the three months ended March 31, 2016. Included in this increase was a $54.8 million, or 6%, increase in investment securities as a result of ongoing portfolio management and a $23.0 million, or 1%, increase in net loans. The increase in net loans was primarily the result of an increase in commercial and industrial loans of $40.6 million. Partially offsetting this increase was an $18.5 million decrease in residential mortgages due to our strategy of selling newly originated residential mortgages in the secondary market.

Total liabilities increased $83.2 million, or 2%, to $5.09 billion during the three months ended March 31, 2016. This increase was primarily the result of an increase in total deposits of $52.2 million, or 1%, and an increase in FHLB advances of $38.3 million, or 6%. The increase in total deposits included an $8.9 million increase in customer deposits and a $43.3 million increase in brokered deposits. The increases in brokered deposits and FHLB advances were due to loan growth and ongoing portfolio management. These increases were partially offset by a decrease of $7.9 million, or 15% in other liabilities.

Capital Resources

During the first quarter of 2015, the WSFS Board of Directors declared a three-for-one stock split of our common stock in the form of a stock dividend. On May 4, 2015, stockholders approved an increase in the authorized shares of common stock from 20.0 million to 65.0 million. The stock dividend was paid on May 18, 2015 to stockholders on record as of May 4, 2015.

During the first quarter of 2016, WSFS repurchased 301,871 shares of common stock at an average price of $29.75 as part of our 5% buyback program approved by the Board of Directors during the fourth quarter of 2015. WSFS has 1,098,694 shares, or just under 4% of outstanding shares, remaining to repurchase under this current authorization.

Stockholders’ equity increased $17.1 million between December 31, 2015 and March 31, 2016. This increase was primarily due to net income of $15.8 million during the three months ended March 31, 2016.

Tangible common book value per share of common stock (a non-GAAP financial measure) was $17.04 at March 31, 2016, an increase of $0.74, or 5%, from $16.30 at December 31, 2015. Book value per share of common stock was $20.24 at March 31, 2016, an increase of $0.74, or 4% from $19.50 at December 31, 2015.

Below is a table comparing WSFS Bank’s consolidated capital position to the minimum regulatory requirements as of March 31, 2016:

					To be Well-Capitalized Under Prompt Corrective Action Provisions
	Consolidated Bank Capital		For Capital Adequacy Purposes
(In Thousands)	Amount	% of Assets	Amount	% of Assets	Amount	% of Assets
Total Capital (to Risk-Weighted Assets)	$616,271	12.96%	$380,291	8.00%	$475,364	10.00%

Tier 1 Capital (to Risk-Weighted Assets)	578,113	12.16	285,218	6.00	380,291	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	578,113	12.16	213,914	4.50	308,987	6.50

Tier 1 Leverage Capital	578,113	10.50	220,291	4.00	275,364	5.00

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

At March 31, 2016, WSFS Bank was in compliance with regulatory capital requirements and all of its regulatory capital ratios exceeded “well-capitalized” regulatory benchmarks. WSFS Bank’s total risk based capital ratio was 12.96%, Tier 1 capital ratio and total common equity tier 1 capital was 12.16%. In addition, and not included in the WSFS Bank capital, WSFS separately held $36.9 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general capital purposes.

Liquidity

We manage our liquidity and funding needs through our Treasury function and our Asset/Liability Committee. We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. Also, liquidity risk management is a primary area of examination by the banking regulators.

We have ready access to several sources to fund growth and meet our liquidity needs. Among these are: net income, retail deposit programs, loan repayments, FHLB borrowings, repurchase agreements, access to the Federal Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities and government sponsored enterprises notes, that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. We believe these sources are sufficient to maintain required and prudent levels of liquidity.

During the three months ended March 31, 2016, cash and cash equivalents increased $28.8 million to $590.0 million from $561.2 as of December 31, 2015. This increase was primarily the result of a $43.3 million increase in brokered deposits, a $38.3 million increase in FHLB advances, a $8.9 million increase in customer deposits, and a $14.0 million increase in retained earnings due primarily to net income for the three months ended March 31, 2016. This increase was partially offset by a $53.7 million increase in investment securities, available-for-sale, and a $23.0 million increase in net loans.

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

The following table shows our nonperforming assets and past due loans at the dates indicated:

(In Thousands)	March 31, 2016	December 31, 2015
Nonaccruing loans:
Commercial	$4,933	$5,328
Owner-occupied commercial	1,269	1,091
Consumer	4,115	4,133
Commercial mortgages	2,596	3,326
Residential mortgages	6,878	7,287
Construction	—	—

Total nonaccruing loans	19,791	21,165
Assets acquired through foreclosure	3,979	5,080
Troubled debt restructuring (accruing)	13,909	13,647

Total nonperforming assets	$37,679	$39,892

Past due loans: (1)
Residential mortgages	$—	$251
Consumer	127	252
Commercial and commercial mortgages	—	17,529

Total past due loans	$127	$18,032

Ratio of allowance for loan losses to total loans (2)	0.99%	0.98%
Ratio of nonaccruing loans to total loans (2)	0.52	0.56
Ratio of nonperforming assets to total assets	0.66	0.71
Ratio of loan loss allowance to nonaccruing loans	189.76	175.27
Ratio of loan loss allowance to total nonperforming assets	1.00	0.93

(1)	Accruing loans only which includes acquired nonimpaired loans. Nonaccruing TDR’s are included in their respective categories of nonaccruing loans.
(2)	Total loans exclude loans held for sale.

Nonperforming assets decreased $2.2 million between December 31, 2015 and March 31, 2016. As a result, nonperforming assets as a percentage of total assets decreased from 0.71% at December 31, 2015 to 0.66% at March 31, 2016. This decrease is due to significant collections and workout activity. One relationship in particular paid down over $600,000. There were eight Real Estate Owned (OREO) properties with a total balance of $1.8 million sold during the first quarter of 2016. However this was offset by $764,000 in new OREO properties. Past due loans decreased $18 million from December 31, 2015 to March 31, 2016 due to successful collection efforts on one large C&I loan.

The following table summarizes the changes in nonperforming assets during the period indicated:

(In Thousands)	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Beginning balance	$39,892	$52,385
Additions	2,473	12,897
Collections	(3,940)	(14,167)
Transfers to accrual	—	(95)
Charge-offs, net	(746)	(11,128)

Ending balance	$37,679	$39,892

The timely identification of problem loans is a key element in our strategy to manage our loan portfolio. Problem loans include special mention, sub-standard (performing and nonperforming excluding purchase credit impaired) and 90 days delinquent and still accruing. Timely identification enables us to take appropriate action and, accordingly, minimize losses. An asset review system established to monitor the asset quality of our loans and investments in real estate portfolios facilitates the identification of problem assets. In general, this system utilizes guidelines established by federal regulation.

INTEREST RATE SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At March 31, 2016, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $105.7 million. Our interest-sensitive liabilities as a percentage of interest-sensitive assets within the one-year window decreased from 103.9% at December 31, 2015 to 103.7% at March 31, 2016. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to 1.86% at March 31, 2016 from 1.96% at December 31, 2015. The low rate level of sensitivity reflects our continuing efforts to effectively manage interest rate risk.

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

The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300	5%	13.67%	6%	13.96%
+200	3%	13.69%	3%	13.99%
+100	-%	13.51%	-%	13.81%
—	-%	13.05%	-%	13.56%
-100	-1%	12.07%	-1%	12.72%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015

Results of Operations

We recorded net income of $15.8 million, or $0.52 per diluted common share, for the three months ended March 31, 2016, a $2.9 million, or 22% increase from the $12.9 million, or $0.45 per share, recorded for the three months ended March 31, 2015. Results for the first quarter of 2015 included $808,000 (pre-tax) of interest income, or $0.02 per share, from a special one-time dividend payment from the FHLB. The increase in net income reflected both strong organic and acquisition growth of our business as well as an improved balance sheet mix. Net interest income increased by $6.5 million in the quarter ending March 31, 2016 as compared to the same period last year, due to growth in our loan portfolio, an improved balance sheet mix, and the positive purchase accounting impacts from recent acquisitions. Also favorably impacting earnings for the first quarter of 2016 was a $2.0 million increase in noninterest income due primarily to organic growth in our Cash Connect and Wealth Management segments. Partially offsetting these increases was a $4.3 million increase in noninterest expenses primarily due to higher salaries, benefits and operating costs due to our significant organic and acquisition growth and typical first quarter seasonality.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three Months Ended March 31,
	2016			2015
(Dollars In Thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$1,192,711	$14,280	4.82%	$955,680	$11,225	4.70%
Residential real estate loans (4)	286,853	3,179	4.43	249,612	2,414	3.87
Commercial loans	1,970,680	21,965	4.52	1,700,948	19,038	4.50
Consumer loans	361,040	4,093	4.56	325,449	3,567	4.44

Total loans	3,811,284	43,517	4.61	3,231,689	36,244	4.50
Mortgage-backed securities (5) (6)	711,352	3,894	2.19	723,018	3,433	1.90
Investment securities (5) (6)	203,665	1,220	3.54	158,028	860	3.22
Reverse mortgages (5) (6)	25,137	1,045	16.63	28,253	1,236	17.50
Other interest-earning assets	30,558	370	4.87	31,623	1,078	13.83

Total interest-earning assets	4,781,996	50,046	4.27	4,172,611	42,851	4.22

Allowance for loan losses	(37,544)			(39,674)
Cash and due from banks	93,998			81,149
Cash in non-owned ATMs	452,052			402,072
Bank-owned life insurance	90,290			76,583
Other noninterest-earning assets	215,201			146,907

Total assets	$5,595,993			$4,839,648

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$766,209	$245	0.13%	$673,976	$152	0.09%
Money market	1,098,595	748	0.27	875,273	538	0.25
Savings	443,822	139	0.13	408,555	52	0.05
Customer time deposits	574,422	745	0.52	490,077	1,049	0.87

Total interest-bearing customer deposits	2,883,048	1,877	0.26	2,447,881	1,791	0.30
Brokered certificates of deposit	166,974	241	0.58	180,618	151	0.34

Total interest-bearing deposits	3,050,022	2,118	0.28	2,628,499	1,942	0.30
FHLB of Pittsburgh advances	674,247	1,048	0.63	610,954	713	0.47
Trust preferred borrowings	67,011	371	2.23	67,011	327	1.98
Senior Debt	53,741	942	6.85	53,462	942	6.85
Other borrowed funds (7)	155,011	211	0.54	127,325	110	0.35

Total interest-bearing liabilities	4,000,032	4,690	0.47	3,487,251	4,034	0.47

Noninterest-bearing demand deposits	949,607			811,365
Other noninterest-bearing liabilities	54,307			40,628
Stockholders’ equity	592,047			500,404

Total liabilities and stockholders’ equity	$5,595,993			$4,839,648

Excess of interest-earning assets over interest-bearing liabilities	$781,964			$685,360

Net interest and dividend income		$45,356			$38,817

Interest rate spread			3.80%			3.75%

Net interest margin (8)			3.87%			3.82%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes residential mortgage loans HFS.
(5)	Includes securities available-for-sale at fair value.
(6)	Average Balances and related yield are calculated using the fair value of available-for-sale securities.
(7)	Includes federal funds purchased and securities sold under agreement to repurchase.
(8)	Beginning in 2015, the annualization method used to calculate net interest margin was changed to actual/actual from 30/360. All net interest margin calculations were updated to reflect this change.

During the three months ended March 31, 2016, net interest income increased $6.5 million, or 17% from the three months ended March 31, 2015, and the net interest margin was 3.87%, a five basis point increase compared to 3.82% for the first quarter of 2015. The first quarter of 2015 net interest income and net interest margin reflect a special FHLB dividend of $808,000, or 8 basis points of net interest margin. These year-over-year increases in margin dollars and percentages reflect the impact of organic and acquisition growth and an improved balance sheet mix, in addition to the positive purchase accounting impacts from recent acquisitions.

Provision/Allowance for Loan Losses

We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, pursuant to GAAP, which is discussed in “Nonperforming Assets”. Our evaluation is based upon a review of the portfolio and requires significant, complex and difficult judgments. For the three months ended March 31, 2016 and 2015, we recorded a provision for loan losses of $780,000 and $786,000, respectively.

Our allowance for loan losses is based on the inherent risk of our loans and various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations. In addition, regional economic conditions are taken into consideration. The allowance for loan losses of $37.6 million at March 31, 2016 increased slightly from $37.1 million at December 31, 2015, and reflects continued strong credit quality metrics in our loan portfolio, with most metrics at or near their historic lows. The ratio of allowance for loan losses to total gross loans was 0.99% at March 31, 2016, compared to 0.98% at December 31, 2015. The allowance for loan losses and provision reflect the following:

•	Total net loans increased $23.1 million at March 31, 2016 when compared to December 31, 2015.

•	Total loan delinquency decreased to 0.60% as of March 31, 2016, compared to 1.17% as of December 31, 2015.

•	Net charge-offs were a low $313,000 for the three months ended March 31, 2016 compared to $705,000 for the three months ended March 31, 2015.

•	Total nonperforming assets declined $2.2 million to $37.7 million during the three months ended March 31, 2016.

The table below represents a summary of changes in the allowance for loan losses for the nine months ended March 31, 2016 and 2015, respectively.

	For the Three Months Ended March 31,
(In Thousands)	2016	2015
Beginning balance	$37,089	$39,426
Provision for loan losses	780	786
Charge-offs:
Commercial	179	131
Owner-occupied commercial	—	330
Commercial real estate	17	39
Construction	26	—
Residential real estate	14	125
Consumer	488	289
Overdrafts	143	161

Total charge-offs	867	1,075

Recoveries:
Commercial	110	26
Owner-occupied commercial	38	4
Commercial real estate	79	79
Construction	46	49
Residential real estate	22	11
Consumer	172	103
Overdrafts	87	98

Total recoveries	554	370

Net charge-offs	313	705

Ending balance	$37,556	$39,507

Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.03%	0.09%

(1)	Ratios for the three months ended March 31, 2016 and 2015 are annualized.

Noninterest (fee) Income

During the first quarter of 2016, the company earned fee income of $23.1 million, an increase of $2.0 million, or 9%, compared to $21.1 million in the first quarter of 2015. Excluding net security gains in both periods, fee income increased $2.1 million, or 10%. This increase is a result of continued organic growth in the Cash Connect and Wealth Management segments, including increases of $874,000 in credit/debit card and ATM income and $161,000 in investment management and fiduciary revenue. In addition, the increase in fee revenue compared to the first quarter of 2015 included a $371,000 increase in deposit service charges and $355,000 from gain on sale of Small Business Administration (SBA) loans.

Noninterest Expense

Noninterest expense for the first quarter of 2016 was $43.2 million, an increase of $4.3 million, or 11%, from $38.9 million in the first quarter of 2015. Excluding corporate development costs in both periods, noninterest expense also increased $4.3 million compared to the first quarter of 2015. This increase included a $1.9 million increase in salaries, benefits and other compensation to support our significant organic and acquisition growth, and a $931,000 increase in professional fees primarily due to higher legal and consulting fees in our Wealth Management segment. In addition, the acquisition of Alliance during the third quarter of 2015 resulted in a $1.8 million increase in operating costs during the first quarter of 2016 compared to the first quarter of 2015.

Income Taxes

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $8.7 million during the three months ended March 31, 2016, compared to an income tax expense of $7.3 million for the same period in 2015.

Our effective tax rate was 35.5% for the three months ended March 31, 2016, compared to 36.2% during the same period in 2015. The reduction in the effective tax rate is due to lower nondeductible acquisition costs in 2016 combined with increased tax-exempt income.

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

(In Thousands, except for value per share amounts)	March 31, 2016	December 31, 2015
Tangible Common Book Value per Share of Common Stock
End of period balance sheet data:
Stockholders’ equity	$597,580	$580,471
Goodwill and other intangible assets	(94,572)	(95,295)

Tangible common equity (numerator)	$503,008	$485,176

Shares of common stock outstanding (denominator)	29,522	29,763

Book value per share of common stock	$20.24	$19.50
Goodwill and other intangible assets	(3.20)	(3.20)

Tangible book value per share of common stock	$17.04	$16.30

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

CEO pay ratio disclosure

On August 5, 2015, the SEC adopted a new rule requiring public companies to disclose the CEO’s annual total compensation, the annual total compensation of the company’s median employee, and the ratio of these two amounts in certain SEC Filings that require executive compensation information. With certain exceptions, registrants must comply with this rule for the first fiscal year beginning on or after January 1, 2017.

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

The phase-in period for the final rules began for us on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Our capital levels at March 31, 2016 remain in excess of the “well-capitalized” regulatory benchmarks under the new rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference from Item 2 Part I of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), our principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the quarter ended March 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated herein by reference to Note 15 – Legal Proceedings to the Consolidated Financial Statements

Item 1A.	Risk Factors

Our management does not believe there have been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, previously filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2016.

2016	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February	222,537	$28.95	203,108	1,197,457
March	102,186	32.00	98,763	1,098,694

Total	324,723	$29.91	301,871

(1)	Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting of restricted stock.
(2)	During the fourth quarter of 2015, the Board of Directors approved a stock buyback program of up to 5% of total outstanding shares of common stock. Under the program, purchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. There is no fixed termination date for the repurchase program, and the repurchase program may be suspended or discontinued at any time.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 101.INS – XBRL Instance Document

(e)	Exhibit 101.SCH – XBRL Schema Document

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

WSFS FINANCIAL CORPORATION

Date: May 06, 2016	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 06, 2016	/s/ Rodger Levenson
Rodger Levenson
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)