Form 10-Q
period 2016-06-30
WSFS FINANCIAL CORP
filed 2016-08-09
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2016.

Common Stock, par value $.01 per share	29,550,150
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

INDEX

		Page

PART I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015	3

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015	4

	Consolidated Statements of Condition as of June 30, 2016 and December 31, 2015	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	6

	Notes to the Consolidated Financial Statements for the Three and Six Months Ended June 30, 2016 and 2015	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

PART II. Other Information

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults upon Senior Securities	57

Item 4.	Mine Safety Disclosure	57

Item 5.	Other Information	57

Item 6.	Exhibits	57

Signatures		58

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance Document

Exhibit 101.SCH	Schema Document

Exhibit 101.CAL	Calculation Linkbase Document

Exhibit 101.LAB	Labels Linkbase Document

Exhibit 101.PRE	Presentation Linkbase Document

Exhibit 101.DEF	Definition Linkbase Document

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$44,505	$37,090	$88,022	$73,334
Interest on mortgage-backed securities	3,910	3,523	7,804	6,956
Interest and dividends on investment securities:
Taxable	85	60	162	121
Tax-exempt	1,141	792	2,284	1,591
Interest on reverse mortgage loans	1,478	1,166	2,523	2,402
Other interest income	384	424	754	1,502

	51,503	43,055	101,549	85,906

Interest expense:
Interest on deposits	2,204	1,825	4,322	3,767
Interest on Federal Home Loan Bank advances	1,124	751	2,172	1,464
Interest on trust preferred borrowings	397	339	768	666
Interest on senior debt	1,175	941	2,117	1,883
Interest on other borrowings	189	109	400	219

	5,089	3,965	9,779	7,999

Net interest income	46,414	39,090	91,770	77,907
Provision for loan losses	1,254	3,773	2,034	4,559

Net interest income after provision for loan losses	45,160	35,317	89,736	73,348

Noninterest income:
Credit/debit card and ATM income	7,253	6,462	14,154	12,489
Deposit service charges	4,342	4,099	8,618	8,004
Wealth management income	6,282	5,707	11,536	10,800
Mortgage banking activities, net	1,816	1,590	3,470	3,293
Securities gains, net	545	477	850	928
Loan fee income	480	469	957	932
Bank owned life insurance income	211	179	442	382
Other income	3,920	3,475	7,892	6,725

	24,849	22,458	47,919	43,553

Noninterest expense:
Salaries, benefits and other compensation	23,509	20,345	46,385	41,355
Occupancy expense	3,955	3,637	8,225	7,515
Equipment expense	2,516	1,959	4,989	4,041
Data processing and operations expenses	1,522	1,459	3,064	2,881
Professional fees	2,934	1,753	5,337	3,225
FDIC expenses	773	687	1,611	1,356
Loan workout and OREO expenses	45	330	548	329
Marketing expense	801	1,007	1,465	1,591
Corporate development expense	549	686	1,118	1,282
Other operating expense	7,423	6,791	14,484	13,992

	44,027	38,654	87,226	77,567

Income before taxes	25,982	19,121	50,429	39,334
Income tax provision	8,504	6,887	17,181	14,211

Net income	$17,478	$12,234	$33,248	$25,123

Earnings per share:
Basic	$0.59	$0.43	$1.12	$0.89
Diluted	$0.58	$0.43	$1.10	$0.88

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Net Income	$17,478	$12,234	$33,248	$25,123
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available-for-sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $2,870, $(3,692), $9,350 and ($893), respectively	4,683	(6,024)	15,255	(1,457)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $207, $181, $323 and $352, respectively	(338)	(296)	(527)	(576)

	4,345	(6,320)	14,728	(2,033)
Net change in securities held-to-maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax ( benefit) of $62, $120, $127, $120, respectively	(100)	(37)	(203)	(208)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of ($13), ($9), $280 and ($18), respectively	(22)	(15)	456	(30)

Total other comprehensive income (loss)	4,223	(6,372)	14,981	(2,271)

Total comprehensive income	$21,701	$5,862	$48,229	$22,852

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	June 30, 2016	December 31, 2015
(In Thousands, Except Per Share Data)	(Unaudited)
Assets:
Cash and due from banks	$104,507	$83,065
Cash in non-owned ATMs	599,114	477,924
Interest-bearing deposits in other banks	272	190

Total cash and cash equivalents	703,893	561,179
Investment securities, available-for-sale	766,459	721,029
Investment securities, held-to-maturity at cost	166,398	165,862
Loans held-for-sale at fair value	32,625	41,807
Loans, net of allowance for loan losses of $37,746 at June 30, 2016 and $37,089 at December 31, 2015	3,801,240	3,729,050
Reverse mortgage loans	25,263	24,284
Bank-owned life insurance	91,491	90,208
Stock in Federal Home Loan Bank of Pittsburgh, at cost	37,939	30,519
Assets acquired through foreclosure	2,935	5,080
Accrued interest receivable	14,164	14,040
Premises and equipment	39,810	39,569
Goodwill	84,852	85,212
Intangible assets	9,221	10,083
Other assets	57,817	66,715

Total assets	$5,834,107	$5,584,637

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$977,154	$958,238
Interest-bearing demand	796,294	784,619
Money market	1,091,305	1,090,050
Savings	427,843	439,918
Time	308,626	333,000
Jumbo certificates of deposit – customer	231,791	254,011

Total customer deposits	3,833,013	3,859,836
Brokered deposits	159,126	156,730

Total deposits	3,992,139	4,016,566
Federal funds purchased and securities sold under agreements to repurchase	51,000	128,200
Federal Home Loan Bank advances	886,767	669,514
Trust preferred borrowings	67,011	67,011
Senior debt	152,249	53,675
Other borrowed funds	11,775	14,486
Accrued interest payable	2,073	801
Other liabilities	53,897	53,913

Total liabilities	5,216,911	5,004,166

Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 56,090,521 at June 30, 2016 and 55,945,245 at December 31, 2015	562	560
Capital in excess of par value	259,519	256,435
Accumulated other comprehensive income	15,677	696
Retained earnings	600,322	570,630
Treasury stock at cost, 26,541,772 shares at June 30, 2016 and 26,182,401 shares at December 31, 2015	(258,884)	(247,850)

Total stockholders’ equity	617,196	580,471

Total liabilities and stockholders’ equity	$5,834,107	$5,584,637

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2016	2015
	(Unaudited)
	(In Thousands)
Operating activities:
Net Income	$33,248	$25,123
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,034	4,559
Depreciation of premises and equipment, net	3,699	3,054
Amortization of fees and discounts, net	8,239	7,173
Amortization of intangible assets	1,015	787
Increase in accrued interest receivable	(124)	(490)
(Increase) decrease in other assets	(2,440)	271
Origination of loans held-for-sale	(152,484)	(185,543)
Proceeds from sales of loans held-for-sale	160,686	168,397
Gain on mortgage banking activities, net	(3,470)	(3,293)
Gain on sale of securities, net	(850)	(928)
Stock-based compensation expense	1,480	2,345
Increase in accrued interest payable	1,272	875
(Increase) decrease in other liabilities	(473)	1,582
Loss on sale of other real estate owned and valuation adjustments, net	162	201
Deferred income tax expense	3,821	1,836
Increase in value of bank-owned life insurance	(1,283)	(430)
Increase in capitalized interest, net, on reverse mortgage loans	(2,688)	(2,405)

Net cash provided by operating activities	$51,844	$23,114

Investing activities:
Purchases of investment securities held-to-maturity	(3,329)	—
Maturities and calls of investment securities held-to-maturity	1,810	3,486
Sale of investment securities available-for-sale	101,348	84,529
Purchases of investment securities available-for-sale	(159,684)	(185,463)
Repayments of investment securities available-for-sale	35,570	55,084
Repayments on reverse mortgages	2,696	6,196
Disbursements for reverse mortgages	(987)	(438)
Net increase in loans	(76,288)	(149,214)
Net (increase) decrease in stock of FHLB	(7,420)	(8,554)
Sales of assets acquired through foreclosure, net	2,657	3,081
Investment in premises and equipment, net	(3,870)	(2,884)

Net cash used for investing activities	$(107,497)	$(194,177)

	Six months ended June 30,
	2016	2015
	(Unaudited)
	(In Thousands)
Financing activities:
Net increase (decrease) in demand and saving deposits	17,446	(38,091)
Decrease in time deposits	(46,594)	(77,906)
Increase (decrease) in brokered deposits	2,396	(3,336)
(Decrease) increase in loan payable	(386)	41
Receipts from FHLB advances	57,591,203	14,455,050
Repayments of FHLB advances	(57,373,950)	(14,435,200)
Receipts from federal funds purchased and securities sold under agreement to repurchase	16,434,870	30,479,478
Repayments of federal funds purchased and securities sold under agreement to repurchase	(16,512,070)	(30,169,691)
Dividends paid	(3,556)	(2,823)
Issuance of common stock and exercise of common stock options	1,723	1,845
Issuance of Senior Debt	98,319	—
Purchase of treasury stock	(11,034)	(12,652)

Net cash provided by financing activities	$198,367	$196,715

Increase in cash and cash equivalents	142,714	25,652
Cash and cash equivalents at beginning of period	561,179	508,039

Cash and cash equivalents at end of period	$703,893	$533,691

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$8,507	$7,124
Cash paid for income taxes, net	12,493	10,471
Loans transferred to other real estate owned	674	2,452
Loans transferred to portfolio from held-for-sale at fair value	3,670	171
Net change in accumulated other comprehensive income	14,981	(2,271)
Non-cash goodwill adjustments, net	(360)	336

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

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

AICPA: American Institute of Certified Public	FASB: Financial Accounting Standards Board

Accountants	FDIC: Federal Deposit Insurance Corporation

Allowance: Allowance for loan losses or ALLL	Federal Reserve: Board of Governors of the Federal

Alliance: Alliance Bancorp Inc. of Pennsylvania	Reserve System

Array: Formerly Array Financial Group (WSFS Mortgage)	Monarch: Monarch Entity Services, LLC

Arrow: Arrow Land Transfer	FHLB: Federal Home Loan Bank

ASC: Accounting standard codification	FHLMC: Federal Home Loan Mortgage Corporation

Associate: Employee	GAAP: U.S. Generally Accepted Accounting Principles

ASU: Accounting standard update	GNMA: Government National Mortgage Association

BCBS: Basel Committee on Banking Supervision	GSE: U.S. Government and government sponsored

C&I: Commercial & Industrial (loans)	enterprises

CMO: Collateralized mortgage obligation	NSFR: Net stable funding ratio

Cypress: Cypress Capital Management, LLC	MBS: Mortgage-backed securities

Dodd-Frank Act: Dodd-Frank Wall Street Reform	OCC: Office of the Comptroller of the Currency

and Consumer Protection Act of 2010	OREO: Other real estate owned

DTA: Deferred tax asset	OTTI: Other-than-temporary impairment

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

Common Stock Split

In March 2015, the Company’s Board of Directors adopted an amendment to the Company’s Certificate of Incorporation, to increase the number of shares of common stock the Company is authorized to issue from 20,000,000, par value $0.01, to 65,000,000, par value $0.01. This amendment to the Company’s Certificate of Incorporation was approved by the Company’s stockholders at the 2015 Annual Meeting held on April 30, 2015.

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

Senior Unsecured Debt

On June 13, 2016, the Company issued $100 million of senior unsecured fixed-to-floating rate notes. The senior unsecured notes mature on June 15, 2026 and have a fixed coupon rate of 4.50% from issuance until June 15, 2021 and a variable coupon rate of three-month LIBOR plus 3.30% from June 15, 2021 until maturity. The senior unsecured notes may be redeemed beginning on June 15, 2021 at 100% of principal plus accrued and unpaid interest. The proceeds will be used for general corporate purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2016

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation – Stock Compensation (Topic 718). ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. The standard is effective for public business entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted if the entire standard is adopted. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company early adopted ASU 2016-09 during the three months ended June 30, 2016. As a result of the adoption, the Company recognized a $688,000 tax benefit in the Consolidated Statements of Operations for the three and six months ended June 30, 2016. In addition, the Company presented excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows using a retrospective transition method. The Company also made an accounting policy election to account for forfeitures as they occur. This policy election did not have a material impact on the Company’s consolidated financial statements. Adoption of all other changes did not have an impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this accounting guidance did not have a material effect on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

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

Accounting Guidance Pending Adoption at June 30, 2016

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company’s management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

2. BUSINESS COMBINATIONS

Penn Liberty Financial Corporation

On November 23, 2015, we along with Penn Liberty Financial Corporation (Penn Liberty), announced the signing of a definitive agreement and plan of reorganization whereby we would acquire Penn Liberty. Upon the closing of the transaction, Penn Liberty will merge into the Company and Penn Liberty Bank will merge into WSFS Bank. Penn Liberty is a locally managed institution with eleven branch locations and is headquartered in Wayne, Pennsylvania. It reported $704 million in assets, $510 million in loans and $621 million in deposits as of December 31, 2015. We expect this acquisition to build our market share, expand our customer base and enhance our fee income. The transaction is valued at approximately $101 million, has received all necessary approvals and is expected to close in August 2016.

Alliance Bancorp, Inc. of Pennsylvania

On October 9, 2015 we completed the acquisition of Alliance and its wholly owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At that time Alliance merged into the Company and Alliance Bank merged into WSFS Bank. In accordance with the terms of the Agreement and Plan of Merger, dated March 2, 2015, holders of shares of Alliance common stock received, in aggregate, $26.6 million in cash and 2,459,120 shares of WSFS common stock. The transaction was valued at $97.9 million based on WSFS’ October 9, 2015 closing share price of $29.01 as quoted on The Nasdaq Global Select Market. The results of the combined entity’s operations are included in our Consolidated Financial Statements since the date of the acquisition.

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

In connection with the merger, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed, as of the date of acquisition, are summarized in the following table:

(In Thousands)	Fair Value
Consideration Paid:
Common shares issued (2,459,120)	$71,345
Cash paid to Alliance stockholders	26,576

Value of consideration	97,921
Assets acquired:
Cash and due from banks	67,439
Investment securities	3,002
Loans	307,695
Premises and equipment	2,685
Deferred income taxes	7,669
Bank owned life insurance	12,923
Core deposit intangible	2,635
Other real estate owned	768
Other assets	3,641

Total assets	408,457
Liabilities assumed:
Deposits	341,682
Other Borrowings	2,826
Other liabilities	2,093

Total liabilities	346,601
Net assets acquired:	61,856

Goodwill resulting from acquisition of Alliance	$36,065

The following table details the changes to goodwill in 2016:

(In Thousands)	Fair Value
Goodwill resulting from the acquisition of Alliance reported as of December 31, 2015	$36,425
Effects of adjustments to:
Deferred income taxes	(125)
Other assets	(655)
Other liabilities	420

Adjusted goodwill resulting from the acquisition of Alliance as of June 30, 2016	$36,065

The adjustments made to goodwill during the first six months of 2016, reflect a change in the fair value of leases acquired, accrued expenses and deferred federal income taxes. Direct costs related to the acquisition were expensed as incurred.

3. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2016	2015	2016	2015
Numerator:
Net income	$17,478	$12,234	$33,248	$25,123

Denominator:
Weighted average basic shares	29,545	28,171	29,608	28,194
Dilutive potential common shares	606	433	582	443

Weighted average fully diluted shares	30,151	28,604	30,190	28,637

Earnings per share:
Basic	$0.59	$0.43	$1.12	$0.89

Diluted	$0.58	$0.43	$1.10	$0.88

Outstanding common stock equivalents having no dilutive effect	5	184	20	184

4. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our available-for-sale and held-to-maturity investment securities. None of our investment securities are classified as trading.

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
(In Thousands)

Available-for-Sale Securities:
June 30, 2016
GSE	$39,080	$147	$—	$39,227
CMO	259,834	6,520	32	266,322
FNMA MBS	336,103	11,144	23	347,224
FHLMC MBS	84,550	2,343	—	86,893
GNMA MBS	26,181	641	29	26,793

	$745,748	$20,795	$84	$766,459

December 31, 2015
GSE	$31,041	$—	$127	$30,914
CMO	253,189	713	2,414	251,488
FNMA MBS	320,105	1,081	2,715	318,471
FHLMC MBS	99,350	405	313	99,442
GNMA MBS	20,387	420	93	20,714

	$724,072	$2,619	$5,662	$721,029

(In Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held-to-Maturity Securities (a)
June 30, 2016
State and political subdivisions	$166,398	$6,654	$20	$173,032

December 31, 2015
State and political subdivisions	$165,862	$1,943	$62	$167,743

(a)	Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $2.6 million and $2.9 million at June 30, 2016 and December 31, 2015, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The scheduled maturities of investment securities available-for-sale and held-to-maturity at June 30, 2016 and December 31, 2015 are presented in the table below:

	Available-for-Sale
(In Thousands)	Amortized Cost	Fair Value
June 30, 2016
Within one year	$10,994	$11,009
After one year but within five years	28,086	28,218
After five years but within ten years	239,335	248,220
After ten years	467,333	479,012

	$745,748	$766,459

December 31, 2015
Within one year	$3,997	$3,995
After one year but within five years	30,009	29,840
After five years but within ten years	218,023	215,018
After ten years	472,043	472,176

	$724,072	$721,029

	Held-to-Maturity
(In Thousands)	Amortized Cost	Fair Value
June 30, 2016
After one year but within five years	3,179	3,212
After five years but within ten years	9,520	9,796
After ten years	153,699	160,024

	$166,398	$173,032

December 31, 2015
Within one year	$1,486	$1,488
After one year but within five years	3,465	3,456
After five years but within ten years	7,939	8,045
After ten years	152,972	154,754

	$165,862	$167,743

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers have the right to call or prepay obligations with or without a prepayment penalty.

Investment securities with fair market values aggregating $447.2 million and $457.0 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of June 30, 2016 and December 31, 2015, respectively.

During the first six months of 2016 and 2015, we sold $101.3 million and $88.2 million of investment securities categorized as available-for-sale, for a gain of $850,000 and $928,000, respectively. No losses were incurred from sales during the first six months of 2016 and 2015.

As of June 30, 2016 and December 31, 2015, our investment securities portfolio had remaining unamortized premiums of $18.0 million and $18.3 million and unaccreted discounts of $304,000 and $306,000, respectively.

For these investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at June 30, 2016.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
CMO	4,992	15	5,383	17	10,375	32
FNMA MBS	4,119	23	—	—	4,119	23
GNMA MBS	8,539	29	—	—	8,539	29

Total temporarily impaired investments	$17,650	$67	$5,383	$17	$23,033	$84

	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and political subdivisions	$—	$—	$2,449	$20	$2,449	$20

Total temporarily impaired investments	$—	$—	$2,449	$20	$2,449	$20

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

At June 30, 2016, we owned investment securities totaling $25.5 million in which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $104,000 at June 30, 2016. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

All securities, with the exception of one, were AA-rated or better at the time of purchase and remained investment grade at June 30, 2016. All securities were evaluated for OTTI at June 30, 2016 and December 31, 2015. The result of this evaluation showed no OTTI as of June 30, 2016 or December 31, 2015. The estimated weighted average duration of MBS was 3.6 years at June 30, 2016.

5. LOANS

The following details our loan portfolio by category:

	June 30, 2016	December 31, 2015
(In Thousands)
Commercial and industrial	$1,108,610	$1,061,597
Owner occupied commercial	938,330	880,643
Commercial mortgages	990,245	966,698
Construction	199,039	245,773
Residential	236,657	259,679
Consumer	374,634	360,249

	$3,847,515	$3,774,639
Less:
Deferred fees, net	$8,529	$8,500
Allowance for loan losses	37,746	37,089

Net loans	$3,801,240	$3,729,050

The following is the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the company applies ASC 310-30 as of the dates indicated:

(In Thousands)	June 30, 2016	December 31, 2015
Outstanding principal balance	$31,773	38,067
Carrying amount	26,777	32,658
Allowance for loan losses	295	132

The following table presents the changes in accretable yield on the acquired credit impaired loans for the following six month period:

(In Thousands)	January 1 through June 30, 2016
Balance at beginning of period	$4,764
Accretion	(1,228)
Reclassification from nonaccretable difference	1,090
Additions/adjustments	(283)
Disposals	(7)

Balance at the end of the period	$4,336

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

When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, if necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the six months ended June 30, 2016, net charge-offs totaled $1.3 million or 0.07% of average loans, compared to $3.1 million, or 0.19% of average loans annualized, during the six months ended June 30, 2015.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled into the following segments: commercial, owner-occupied, commercial real estate and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last 22 quarters. During the six months ended June 30 2016, we increased the look-back period to 22 quarters from the 20 quarters used at December 31, 2015. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the core reserves calculated by the ALLL model are adequately considering the losses within a full credit cycle.

Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 22 quarter look-back period.

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

The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be 8 quarters as of June 30, 2016. Further, our residential mortgage and consumer LEP remained at 4 quarters as of June 30, 2016. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our commercial LEP at least annually.

The final component of the allowance is reserve for model estimation and complexity risk. The calculation of this reserve is generally quantitative; however, qualitative estimates of valuations and risk assessment, and methodology judgments are necessary in order to capture factors not already included in other components in our allowance for loan losses methodology. We review qualitative estimates of valuation factors quarterly and management uses its judgement to make adjustments based on current trends. During the second quarter of 2016 as a result of continued improvement in the model and normal review of the factors, we removed the model estimation and complexity risk reserve from our calculation of the allowance of loan losses.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.

The following tables provide the activity of our allowance for loan losses and loan balances for three and six months ended June 30, 2016:

		Owner- Occupied Commercial	Commercial Mortgages				Complexity Risk (1)
(In Thousands)	Commercial			Construction	Residential	Consumer		Total
Three months ended June 30, 2016
Allowance for loan losses
Beginning balance	$11,482	$6,702	$6,516	$3,609	$2,269	$5,954	$1,024	$37,556
Charge-offs	(727)	(141)	(61)	(3)	(15)	(818)	—	(1,765)
Recoveries	224	13	34	—	57	373	—	701
Provision (credit)	353	133	1,598	(352)	22	317	(1,024)	1,047
Provision for acquired loans	70	16	48	54	19	—	—	207

Ending balance	$11,402	$6,723	$8,135	$3,308	$2,352	$5,826	$—	$37,746

Six months ended June 30, 2016
Allowance for loan losses
Beginning balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089
Charge-offs	(906)	(141)	(78)	(29)	(29)	(1,449)	—	(2,632)
Recoveries	334	51	113	46	79	632	—	1,255
Provision (credit)	837	127	1,561	(280)	2	717	(1,010)	$1,954
Provision for acquired loans	(19)	16	52	50	19	(38)	—	80

Ending balance	$11,402	$6,723	$8,135	$3,308	$2,352	$5,826	$—	$37,746

Period-end allowance allocated to:
Loans individually evaluated for impairment	$426	$—	$—	$211	$992	$205	$—	$1,834
Loans collectively evaluated for impairment	10,923	6,686	8,009	3,038	1,340	5,621	—	35,617
Acquired loans evaluated for impairment	53	37	126	59	20	—	—	295

Ending balance	$11,402	$6,723	$8,135	$3,308	$2,352	$5,826	$—	$37,746

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$2,558	$838	$1,702	$1,419	$14,416	$7,965	$—	$28,898	(2)
Loans collectively evaluated for impairment	1,045,918	857,270	869,771	181,440	153,811	352,675	—	3,460,885
Acquired nonimpaired loans	58,423	70,465	108,212	12,086	67,484	13,990	—	330,660
Acquired impaired loans	1,711	9,757	10,560	4,094	946	4	—	27,072

Ending balance	$1,108,610	$938,330	$990,245	$199,039	$236,657	$374,634	$—	$3,847,515	(3)

The following table provides the activity of the allowance for loan losses and loan balances for the three and six months ended June 30, 2015:

		Owner Occupied Commercial	Commercial Mortgages				Complexity Risk(1)
(In Thousands)	Commercial			Construction	Residential	Consumer		Total
Three months ended June 30, 2015
Allowance for loan losses
Beginning balance	$13,048	$7,039	$6,524	$2,952	$2,380	$6,026	$1,538	$39,507
Charge-offs	(1,903)	(272)	—	—	(147)	(620)	—	(2,942)
Recoveries	91	18	28	111	26	233	—	507
Provision (credit)	2,788	(80)	50	249	448	149	(579)	3,025
Provision for acquired loans	488	28	229	1	2	—	—	748

Ending balance	$14,512	$6,733	$6,831	$3,313	$2,709	$5,788	$959	$40,845

Six months ended June 30, 2015
Allowance for loan losses
Beginning balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426
Charge-offs	(2,037)	(597)	(4)	—	(267)	(1,071)	—	(3,976)
Recoveries	114	22	69	160	37	434	—	836
Provision (credit)	3,110	637	(729)	556	414	384	(561)	3,811
Provision for acquired loans	488	28	229	1	2	—	—	748

Ending balance	$14,512	$6,733	$6,831	$3,313	$2,709	$5,788	$959	$40,845

Period-end allowance allocated to:
Loans individually evaluated for impairment	$4,819	$75	$177	$214	$1,178	$188	$—	$6,651
Loans collectively evaluated for impairment	9,205	6,630	6,425	3,098	1,529	5,600	959	33,446
Acquired loans evaluated for impairment	488	28	229	1	2	—	—	748

Ending balance	$14,512	$6,733	6,831	$3,313	$2,709	$5,788	$959	$40,845

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$9,938	$1,389	$7,329	$1,419	$15,198	$6,055	$—	$41,328	(2)
Loans collectively evaluated for impairment	893,774	750,514	827,381	188,251	181,169	316,213	—	3,157,302
Acquired nonimpaired loans	29,894	39,132	29,558	8,696	15,970	6,608	—	129,858
Acquired impaired loans	3,159	2,027	5,884	3,479	460	8	—	15,017

Ending balance	$936,765	$793,062	$870,152	$201,845	$212,797	$328,884	$—	$3,343,505	(3)

(1)	Represents the portion of the allowance for loan losses established to capture factors not already included in other components in our allowance for loan losses methodology.
(2)	The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $14.1 million and $13.6 million for the periods ending June 30, 2016 and 2015, respectively. Accruing troubled debt restructured loans are considered impaired loans.
(3)	Ending loan balances do not include deferred costs.

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

The following tables show our nonaccrual and past due loans at the dates indicated:

June 30, 2016 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$720	$132	$85	$937	$1,103,908	$1,711	$2,054	$1,108,610
Owner-occupied commercial	—	—	—	—	927,735	9,757	838	938,330
Commercial mortgages	2,424	5,643	—	8,067	969,996	10,560	1,622	990,245
Construction	—	—	—	—	194,945	4,094	—	199,039
Residential	4,598	533	416	5,547	224,341	946	5,823	236,657
Consumer	734	224	219	1,177	369,209	4	4,244	374,634

Total (1)	$8,476	$6,532	$720	$15,728	$3,790,134	$27,072	$14,581	$3,847,515

% of Total Loans	0.22%	0.17%	0.02%	0.41%	98.51%	0.70%	0.38%	100%

(1)	The balances of above include $330.7 million of acquired nonimpaired loans.

December 31, 2015 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,686	$270	$12,355	$14,311	$1,028,973	$12,985	$5,328	$1,061,597
Owner-occupied commercial	713	217	4,886	5,816	869,048	4,688	1,091	880,643
Commercial mortgages	141	4	288	433	952,426	10,513	3,326	966,698
Construction	—	—	—	—	242,229	3,544	—	245,773
Residential	5,263	621	251	6,135	245,307	950	7,287	259,679
Consumer	1,222	36	252	1,510	354,599	7	4,133	360,249

Total (1)	$9,025	$1,148	$18,032	$28,205	$3,692,582	$32,687	$21,165	$3,774,639

% of Total Loans	0.24%	0.03%	0.48%	0.75%	97.83%	0.86%	0.56%	100%

(1)	The balances of above include $371.1 million of acquired nonimpaired loans.

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

The following tables provide an analysis of our impaired loans at June 30, 2016 and December 31, 2015:

June 30, 2016 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$3,765	$1,565	$2,200	$479	$4,567	$6,472
Owner-occupied commercial	3,483	486	2,997	37	3,833	2,459
Commercial mortgages	3,765	1,703	2,062	126	6,271	5,903
Construction	2,856	—	2,856	270	2,979	1,736
Residential	15,254	7,823	7,431	1,012	17,768	15,316
Consumer	7,965	6,785	1,180	205	9,714	7,446

Total (2)	$37,088	$18,362	$18,726	$2,129	$45,132	$39,332

(1)	Reflects loan balances at or written down to their remaining book balance.
(2)	The above includes acquired impaired loans totaling $8.2 million in the ending loan balance and $9.4 million in the contractual principal balance.

December 31, 2015 (In Thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$6,137	$951	$5,186	$1,168	$20,206	$9,391
Owner-occupied commercial	2,127	1,090	1,037	22	2,947	2,111
Commercial mortgages	4,652	3,410	1,242	103	11,826	7,540
Construction	1,419	—	1,419	211	1,419	1,448
Residential	15,710	9,034	6,676	920	18,655	15,264
Consumer	7,665	6,498	1,167	200	9,353	6,801

Total (2)	$37,710	$20,983	$16,727	$2,624	$64,406	$42,555

(1)	Reflects loan balances at or written down to their remaining book balance.
(2)	The above includes acquired impaired loans totaling $2.9 million in the ending loan balance and $3.5 million in the contractual principal balance.

Interest income of $180,000, and $336,000 was recognized on impaired loans during the three and six months ended June 30, 2016, respectively. Interest income of $449,000, and $921,000 was recognized on impaired loans during the three and six months ended June 30, 2015.

As of June 30, 2016, there were 32 residential loans and 9 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $5.2 million and $1.9 million, respectively. As of December 31, 2015, there were 32 residential loans and 3 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $5.0 million and $675,000, respectively.

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

Commercial Credit Exposure

			Owner-Occupied		Commercial				Total
(In Thousands)	Commercial		Commercial		Mortgages		Construction		Commercial(1)
	June 30, 2016	Dec. 31 2015	June 30, 2016	Dec. 31 2015	June 30, 2016	Dec. 31 2015	June 30, 2016	Dec. 31 2015	June 30, 2016		Dec. 31, 2015
									Amount	%	Amount	%
Risk Rating:
Special mention	$4,379	$5,620	$6,427	$9,535	$21,185	$12,323	$—	$—	$31,991		$27,478
Substandard:
Accrual	40,140	33,883	23,351	22,901	9,868	2,547	—	8,296	73,359		67,627
Nonaccrual	1,627	4,164	838	1,090	1,622	3,326	—	—	4,087		8,580
Doubtful	427	1,164	—	—	—	—	—	—	427		1,164

Total Special and Substandard	46,573	44,831	30,616	33,526	32,675	18,196	—	8,296	109,864	3%	104,849	3%
Acquired impaired	1,711	12,985	9,757	4,688	10,560	10,513	4,094	3,544	26,122	1	31,730	1
Pass	1,060,326	1,003,781	897,957	842,429	947,010	937,989	194,945	233,933	3,100,238	96	3,018,132	96

Total	$1,108,610	$1,061,597	$938,330	$880,643	$990,245	$966,698	$199,039	$245,773	$3,236,224	100%	$3,154,711	100%

(1)	Table includes $249.2 million and $277.0 million of acquired nonimpaired loans as of June 30, 2016 and December 31, 2015, respectively.

Residential and Consumer Credit Exposure

(In Thousands)	Residential		Consumer		Total Residential and Consumer(2)
	June 30, 2016	Dec. 31 2015	June 30, 2016	Dec. 31 2015	30-Jun-16		Dec. 31, 2015
					Amount	Percent	Amount	Percent
Nonperforming(1)	$14,416	$15,548	$7,965	$7,664	$22,381	4%	$23,212	4%
Acquired impaired loans	946	950	4	7	950	—	957	—
Performing	221,295	243,181	366,665	352,578	587,960	96	595,759	96

Total	$236,657	$259,679	$374,634	$360,249	$611,291	100%	$619,928	100%

(1)	Includes $14.1 million as of June 30, 2016 and $13.6 million as of December 31, 2015 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.
(2)	Total includes $81.5 million and $94.2 million in acquired nonimpaired loans as of June 30, 2016 and December 31, 2015, respectively.

Troubled Debt Restructurings (TDR)

TDRs are recorded in accordance with FASB ASC 310-40, Troubled Debt Restructuring by Creditors (ASC 310-40). The balance of TDRs at June 30, 2016 and December 31, 2015 was $22.0 million and $24.6 million, respectively. The balance at June 30, 2016 included approximately $7.9 million of TDRs in nonaccrual status and $14.1 million of TDRs in accrual status compared to $11.0 million in nonaccrual status and $13.6 million in accrual status at December 31, 2015. Approximately $1.5 million and $2.1 million in related reserves have been established for these loans at June 30, 2016 and December 31, 2015, respectively.

During the six months ended June 30, 2016, the terms of 14 loans were modified in TDRs. Nine modifications were for consumer loans of which eight were HELOC conversions with interest rate reductions and one loan was discharged in bankruptcy. Three were residential mortgages, two received forbearance agreements and one residential mortgage was discharged in bankruptcy. One commercial loan in bankruptcy was granted interest only payments and one commercial loan was granted a maturity date extension. Our concessions on restructured loans typically consist of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months and payment is reasonably assured.

The following table presents loans identified as TDRs during the three and six months ended June 30, 2016 and 2015.

(In Thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Commercial	$141	$557	$1,125	$557
Owner Occupied Commercial	—	—	—	—
Commercial mortgages	—	—	—	—
Construction	—	—	—	—
Residential	112	197	726	409
Consumer	240	528	455	663

Total	$493	$1,282	$2,306	$1,629

During the six months ended June 30, 2016, the TDRs set forth in the table above had no change on our allowance for loan losses allocation of a related reserve, and resulted in charge-offs of $80,000. For the same period of 2015, the TDRs set forth in the table above increased our allowance $13,000 through the allocation of a related reserve and resulted in charge-offs of $69,000.

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

Our investment in reverse mortgages totaled $25.3 million at June 30, 2016. The portfolio consists of 88 loans with an average borrowers’ age of 94 years old and there is currently significant overcollateralization in the portfolio, as the realizable collateral value (the lower of collectible principal and interest, or appraised value and annual broker price opinion of the home) of $45.5 million exceeds the outstanding book balance at June 30, 2016. Broker price opinions are updated at least annually. Additional broker price opinions are obtained when our quarterly review indicates that a home’s value has increased or decreased by at least 50% during any given period.

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

To determine the carrying value of these reverse mortgages as of June 30, 2016, we used the proprietary model described above and actual cash flow information to estimate future cash flows. There are three main drivers of cash flows; 1) move-out rates, 2) house price appreciation (HPA) forecasts, and 3) internal rate of return.

1)	Move-Out Rates – We used the actuarial estimates of contract termination provided in the United States Mortality Rates Period Life Table, 2011, published by the Office of the Actuary—Social Security in 2015, adjusted for expected prepayments and relocations which we adopted during 2016.

2)	House Price Appreciation – We utilize house price forecasts from various market sources. Based on this information, we forecasted a 2.5% increase in housing prices during 2016 and a 2.0% increase in the following year and thereafter. We believe this forecast continues to be appropriate given the nature of reverse mortgage collateral and historical under-performance to the broad housing market. Annually, during the fourth quarter, current collateral values are updated through broker price opinions.

3)	Internal Rate of Return – As of June 30, 2016, the internal rate of return (IRR) of 19.62% was the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated.

As of June 30, 2016, the Company’s actuarially estimated cash payments to reverse mortgagors are as follows:

(In thousands)
Year Ending
2016	$398
2017	420
2018	331
2019	258
2020	200
Years 2021 - 2025	462
Years 2026 - 2030	94
Years 2031 - 2035	14
Thereafter	2

Total (1)	$2,179

(1)	This table does not take into consideration cash inflow including payments from mortgagors or payoffs based on contractual terms.

The amount of the contract value that would be forfeited if we were not to make cash payments to reverse mortgagors in the future is $5.9 million.

The future cash flows depend on the HPA assumptions. If the future changes in collateral value were assumed to be zero, income would decrease by $741,000 for the second quarter ended June 30, 2016 with an IRR of 18.81%. If the future changes in collateral value were assumed to be reduced by 1%, income would decrease by $339,000 with an IRR of 19.25%.

The net present value of the projected cash flows depends on the IRR used. If the IRR increased by 1%, the net present value would increase by $1,102,000. If the IRR decreased by 1%, the net present value would decrease by $1,068,000.

8. GOODWILL AND INTANGIBLES

In accordance with FASB ASC 805, Business Combinations (ASC 805) and FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.

During the six months ended June 30, 2016, we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

(In Thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2015	$80,078	$—	$5,134	$85,212
Changes in goodwill	(360)	—	—	(360)

June 30, 2016	$79,718	$—	$5,134	$84,852

ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets:

(In Thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
June 30, 2016
Core deposits	$10,245	$(5,067)	$5,178
CB&T intangibles	3,142	(1,279)	1,863
Array and Arrow intangibles	2,353	(1,022)	1,331
Mortgage servicing rights	1,508	(1,013)	495
Alliance intangible assets	650	(296)	354

Total intangible assets	$17,898	$(8,677)	$9,221

December 31, 2015
Core deposits	$10,246	$(4,512)	$5,734
CB&T intangibles	3,142	(1,181)	1,961
Array and Arrow intangibles	2,353	(847)	1,506
Mortgage servicing rights	1,430	(949)	481
Alliance intangible assets	511	(110)	401

Total intangible assets	$17,682	$(7,599)	$10,083

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and either accelerated or straight-line methods of amortization. During the six months ended June 30, 2016, we recognized amortization expense on other intangible assets of $1.0 million.

The following presents the estimated amortization expense of intangibles:

(In Thousands)	Amortization of Intangibles
Remaining in 2016	$922
2017	1,577
2018	1,440
2019	1,372
2020	1,048
Thereafter	2,862

Total	$9,221

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

The following are disclosures of the net periodic benefit cost components of postretirement benefits measured at January 1, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
(In Thousands)	2016	2015	2016	2015
Service cost	$14	$14	$29	$29
Interest cost	19	22	38	44
Prior service cost amortization	(19)	(19)	(26)	(38)
Net gain recognition	(16)	(5)	(31)	(10)

Net periodic benefit cost	$(2)	$12	$10	$25

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

There were no unrecognized tax benefits as of June 30, 2016. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2012 through 2015 tax years are subject to examination as of June 30, 2016. Pennsylvania is currently auditing our 2012 and 2013 state tax returns. We do not expect to record or realize any material unrecognized tax benefits during 2016.

As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $390,000 and $780,000 of such amortization has been reflected as income tax expense for the three and six months ended June 30, 2016, respectively, compared to $477,000 and $971,000 for the same periods in 2015.

The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the six months ended June 30, 2016 were $713,000, $780,000 and $189,000, respectively. The carrying value of the investment in affordable housing credits is $11.2 million at June 30, 2016, compared to $12.0 million at December 31, 2015.

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

The following tables present financial instruments carried at fair value as of June 30, 2016 and December 31, 2015 by valuation hierarchy (as described above):

(In Thousands) Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis
Available-for-sale securities:
CMO	$—	$266,322	$—	$266,322
FNMA MBS	—	347,224	—	347,224
FHLMC MBS	—	86,893	—	86,893
GNMA MBS	—	26,793	—	26,793
GSE	—	39,227	—	39,227

Total assets measured at fair value on a recurring basis	$—	$766,459	$—	$766,459
Assets measured at fair value on a nonrecurring basis
Other real estate owned	$—	$—	$2,935	$2,935
Loans held-for-sale	—	32,625	—	32,625
Impaired loans, net	—	—	34,959	34,959

Total assets measured at fair value on a nonrecurring basis	$—	$32,625	$37,894	$70,519

(In Thousands) Description	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis
Available-for-sale securities:
CMO	$—	$251,488	$—	$251,488
FNMA MBS	—	318,471	—	318,471
FHLMC MBS	—	99,442	—	99,442
GNMA MBA	—	20,714	—	20,714
GSE		30,914	—	30,914

Total assets measured at fair value on a recurring basis	$—	$721,029	$—	$721,029
Assets measured at fair value on a nonrecurring basis
Other real estate owned	$—	$—	$5,080	$5,080
Loans held-for sale	—	41,807	—	41,807
Impaired loans (collateral dependent)	—	—	35,086	35,086

Total assets measured at fair value on a nonrecurring basis	$—	$41,807	$40,166	$81,973

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ending June 30, 2016 and no material liabilities measured at fair value as of June 30, 2016 and December 31, 2015.

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

Available-for-sale securities

As of June 30, 2016 securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $39.2 million in U.S. Treasury Notes and Federal Agency debentures, and $727.2 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans has a gross amount of $37.1 million and $37.7 million at June 30, 2016 and December 31, 2015, respectively. The valuation allowance on impaired loans was $2.1 million as of June 30, 2016 and $2.6 million as of December 31, 2015.

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

Other assets

Other assets includes other real estate owned (see discussion earlier in this note) and our investment in Visa Class B stock. Our ownership includes shares acquired at no cost from our prior participation in Visa’s network, while Visa operated as a cooperative. During 2015 and 2016 we purchased additional shares which are accounted for as non-marketable equity securities and carried at cost. We evaluated the shares carried at cost for OTTI as of June 30, 2016, and the evaluation showed no OTTI as of June 30, 2016. Following resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares.

While only current owners of Class B shares are allowed to purchase other Class B shares, there have been several transactions between Class B shareholders. Based on these transactions we estimate the value of our Class B shares to be $11.8 million as of June 30, 2016.

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

The book value and estimated fair value of our financial instruments are as follows:

(In Thousands)	Fair Value	June 30, 2016		December 31, 2015
	Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$703,893	$703,893	$561,179	$561,179
Investment securities available-for-sale	Level 2	766,459	766,459	721,029	721,029
Investment securities held-to-maturity	Level 2	166,398	173,032	165,862	167,743
Loans, held-for-sale	Level 2	32,625	32,625	41,807	41,807
Loans, net(1)	Level 2	3,766,281	3,752,905	3,693,964	3,637,714
Impaired loans, net	Level 3	34,959	34,959	35,086	35,086
Reverse mortgage loans	Level 3	25,263	25,263	24,284	24,284
Stock in FHLB of Pittsburgh	Level 2	37,939	37,939	30,519	30,519
Accrued interest receivable	Level 2	14,164	14,164	14,040	14,040
Other assets	Level 3	7,455	15,268	8,669	18,416
Financial liabilities:
Deposits	Level 2	3,992,139	3,842,770	4,016,566	3,791,606
Borrowed funds	Level 2	1,168,802	1,172,972	932,886	933,905
Standby letters of credit	Level 3	264	264	195	195
Accrued interest payable	Level 2	2,073	2,073	801	801

(1)	Excludes impaired loans, net.

At June 30, 2016 and December 31, 2015 we had no commitments to extend credit measured at fair value.

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

Segment information for the three months ended June 30, 2016 and 2015 follows:

For the three months ended June 30, 2016:

(In Thousands)	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$49,492	$—	$2,011	$51,503
Noninterest income	10,173	8,138	6,538	24,849

Total external customer revenues	59,665	8,138	8,549	76,352

Inter-segment revenues:
Interest income	1,135	—	1,652	2,787
Noninterest income	2,011	210	25	2,246

Total inter-segment revenues	3,146	210	1,677	5,033

Total revenue	62,811	8,348	10,226	81,385

External customer expenses:
Interest expense	4,896	—	193	5,089
Noninterest expenses	34,462	4,831	4,734	44,027
Provision for loan losses	1,191	—	63	1,254

Total external customer expenses	40,549	4,831	4,990	50,370

Inter-segment expenses:
Interest expense	1,652	628	507	2,787
Noninterest expenses	235	727	1,284	2,246

Total inter-segment expenses	1,887	1,355	1,791	5,033

Total expenses	42,436	6,186	6,781	55,403

Income before taxes	$20,375	$2,162	$3,445	$25,982
Income tax provision				8,504

Consolidated net income				$17,478

Capital expenditures	$2,235	$404	$6	$2,645
As of June 30, 2016:
Statement of Condition
Cash and cash equivalents	$84,919	$617,339	$1,635	$703,893
Goodwill	79,718	—	5,134	84,852
Other segment assets	4,843,166	3,419	198,777	5,045,362

Total segment assets	$5,007,803	$620,758	$205,546	$5,834,107

For the three months ended June 30, 2015:

(In Thousands)	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$41,043	$—	$2,012	$43,055
Noninterest income	9,482	7,068	5,908	22,458

Total external customer revenues	50,525	7,068	7,920	65,513

Inter-segment revenues:
Interest income	876	—	1,638	2,514
Noninterest income	1,998	214	29	2,241

Total inter-segment revenues	2,874	214	1,667	4,755

Total revenue	53,399	7,282	9,587	70,268

External customer expenses:
Interest expense	3,822	—	143	3,965
Noninterest expenses	29,921	4,350	4,383	38,654
Provision for loan losses	3,610	—	163	3,773

Total external customer expenses	37,353	4,350	4,689	46,392

Inter-segment expenses
Interest expense	1,638	389	487	2,514
Noninterest expenses	243	644	1,354	2,241

Total inter-segment expenses	1,881	1,033	1,841	4,755

Total expenses	39,234	5,383	6,530	51,147

Income before taxes	$14,165	$1,899	$3,057	$19,121
Income tax provision				6,887

Consolidated net income				12,234

Capital expenditures (1)	$1,083	$987	$12	$2,082
As of December 31, 2015:
Statement of Condition
Cash and cash equivalents	$65,663	$493,165	$2,351	$561,179
Goodwill	80,078	—	5,134	85,212
Other segment assets	4,745,670	—	192,576	4,938,246

Total segment assets	$4,891,411	$493,165	$200,061	$5,584,637

(1)	Capital expenditures amounts have been adjusted to correct errors that were not material to our Form 10-Q for the quarterly period ended June 30, 2015. Previously reported capital expenditures were $299,000 for WSFS Bank, $2,570,000 for Cash Connect, $13,000 for Wealth Management, and $2,882,000 for Total Consolidated Company.

Segment information for the six months ended June 30, 2016 and 2015 follows:

For the six months ended June 30, 2016:

(In Thousands)	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$97,530	$—	$4,019	$101,549
Noninterest income	20,025	15,811	12,083	47,919

Total external customer revenues	117,555	15,811	16,102	149,468

Inter-segment revenues:
Interest income	2,196	—	3,547	5,743
Noninterest income	4,071	403	49	4,523

Total inter-segment revenues	6,267	403	3,596	10,266

Total revenue	123,822	16,214	19,698	159,734

External customer expenses:
Interest expense	9,393	—	386	9,779
Noninterest expenses	68,274	9,681	9,271	87,226
Provision for loan losses	2,006	—	28	2,034

Total external customer expenses	79,673	9,681	9,685	99,039

Inter-segment expenses:
Interest expense	3,547	1,183	1,013	5,743
Noninterest expenses	452	1,442	2,629	4,523

Total inter-segment expenses	3,999	2,625	3,642	10,266

Total expenses	83,672	12,306	13,327	109,305

Income before taxes	$40,150	$3,908	$6,371	$50,429
Income tax provision				17,181

Consolidated net income				$33,248

Capital expenditures	$3,446	$424	$8	$3,878
As of June 30, 2016:
Statement of Condition
Cash and cash equivalents	$84,919	$617,339	$1,635	$703,893
Goodwill	79,718	—	5,134	84,852
Other segment assets	4,843,166	3,419	198,777	5,045,362

Total segment assets	$5,007,803	$620,758	$205,546	$5,834,107

For the six months ended June 30, 2015:

(In Thousands)	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$81,866	$—	$4,040	$85,906
Noninterest income	18,671	13,707	11,175	43,553

Total external customer revenues	100,537	13,707	15,215	129,459

Inter-segment revenues:
Interest income	1,747	—	3,085	4,832
Noninterest income	3,782	382	47	4,211

Total inter-segment revenues	5,529	382	3,132	9,043

Total revenue	106,066	14,089	18,347	138,502

External customer expenses:
Interest expense	7,734	—	265	7,999
Noninterest expenses	61,000	8,525	8,042	77,567
Provision for loan losses	4,343	—	216	4,559

Total external customer expenses	73,077	8,525	8,523	90,125

Inter-segment expenses:
Interest expense	3,085	762	985	4,832
Noninterest expenses	429	1,258	2,524	4,211

Total inter-segment expenses	3,514	2,020	3,509	9,043

Total expenses	76,591	10,545	12,032	99,168

Income before taxes	$29,475	$3,544	$6,315	$39,334
Income tax provision				14,211

Consolidated net income				$25,123

Capital expenditures	$1,580	$1,221	$15	$2,816
As of December 31, 2015:
Statement of Condition
Cash and cash equivalents	$65,663	$493,165	$2,351	$561,179
Goodwill	80,078	—	5,134	85,212
Other segment assets	4,745,670	—	192,576	4,938,246

Total segment assets	$4,891,411	$493,165	$200,061	$5,584,637

(1)	Capital expenditures amounts have been adjusted to correct errors that were not material to our Form 10-Q for the six month period ended June 30, 2015. Previously reported capital expenditures were $1,116,000 for WSFS Bank, $2,570,000 for Cash Connect, $13,000 for Wealth Management, and $3,699,000 for Total Consolidated Company.

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

We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the six months ended June 30, 2016.

Swap Guarantees

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

At June 30, 2016 there were 130 variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers, compared to 119 at December 31, 2015. The initial notional aggregated amount was approximately $504.7 million at June 30, 2016 compared to $481.6 million at December 31, 2015. At June 30, 2016 maturities ranged from one month to over 11 years. The aggregate market value of these swaps to the customers was a liability of $31.1 million at June 30, 2016 and $18.1 million at December 31, 2015. There were no reserves for the swap guarantees as of June 30, 2016.

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

Changes to accumulated other comprehensive income by component are shown net of taxes in the following tables for the period indicated:

(In Thousands)	Net change in investment securities available-for-sale	Net change in securities held-to- maturity	Net change in defined benefit plan	Total
Balance, March 31, 2016	$8,496	$1,692	$1,266	$11,454
Other comprehensive income before reclassifications	4,683	—	—	4,683
Less: Amounts reclassified from accumulated other comprehensive income	(338)	(100)	(22)	(460)

Net current-period other comprehensive income (loss)	4,345	(100)	(22)	4,223

Balance, June 30, 2016	$12,841	$1,592	$1,244	$15,677

Balance, March 31, 2015	$4,733	$2,036	$832	$7,601
Other comprehensive loss before reclassifications	(6,024)	—	—	(6,024)
Less: Amounts reclassified from accumulated other comprehensive loss	(296)	(37)	(15)	(348)

Net current-period other comprehensive (loss) income	(6,320)	(37)	(15)	(6,372)

Balance, June 30, 2015	$(1,587)	$1,999	$817	$1,229

(In Thousands)	Net change in investment securities available-for-sale	Net change in securities held-to- maturity	Net change in defined benefit plan	Total
Balance, December 31, 2015	$(1,887)	$1,795	$788	$696
Other comprehensive income before reclassifications	15,255	—	—	15,255
Less: Amounts reclassified from accumulated other comprehensive income	(527)	(203)	456	(274)

Net current-period other comprehensive income (loss)	14,728	(203)	456	14,981

Balance, June 30, 2016	$12,841	$1,592	$1,244	$15,677

Balance, December 31, 2014	$446	$2,207	$847	$3,500
Other comprehensive loss before reclassifications	(1,457)	—	—	(1,457)
Less: Amounts reclassified from accumulated other comprehensive loss	(576)	(208)	(30)	(814)

Net current-period other comprehensive loss	(2,033)	(208)	(30)	(2,271)

Balance, June 30, 2015	$(1,587)	$1,999	$817	$1,229

The statements of operations impacted by components of other comprehensive income are presented in the table below:

(In Thousands)	Three Months Ended June 30,		Affected line item in Statements of Operations
	2016	2015
Securities available-for-sale:
Realized gains on securities transactions	$(545)	$(477)	Security gains, net
Income taxes	207	181	Income tax provision

Net of tax	$(338)	$(296)

Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(162)	$(157)	Interest income on investment securities
Income taxes	62	120	Income tax provision

Net of tax	$(100)	$(37)

Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(19)	$(19)
Transition obligation	—	—
Actuarial losses (gains)	(16)	(5)

Total before tax	$(35)	$(24)	Salaries, benefits and other compensation
Income taxes	13	9	Income tax provision

Net of tax	(22)	(15)

Total reclassifications	$(460)	$(348)

	Six Months Ended June 30,		Affected line item in Statements of Operations
	2016	2015
Securities available-for-sale:
Realized gains on securities transactions	$(850)	$(928)	Security gains, net
Income taxes	323	352	Income tax provision

Net of tax	$(527)	$(576)

Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(330)	$(328)	Interest income on investment securities
Income taxes	127	120	Income tax provision

Net of tax	$(203)	$(208)

Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(26)	$(37)
Transition obligation	—	—
Actuarial (gains) losses	762	(10)

Total before tax	$736	$(47)	Salaries, benefits and other compensation
Income taxes	(280)	17	Income tax provision

Net of tax	$456	$(30)

Total reclassifications	$(274)	$(814)

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

In late June, the parties reached a tentative settlement to resolve the case, subject to court approval. As part of the proposed settlement, WSFS will pay $1.450 million in exchange for full releases. Based upon the high probability of settlement, we have reserved for the full amount of the payment as of June 30, 2016.

Four purported shareholder derivative and class action complaints relating to the October 2015 merger with Alliance were filed during the quarter ended June 30, 2015. These actions were consolidated under the caption In re: Alliance Bancorp, Inc. of Pennsylvania Derivative and Class Action Litigation, Court of Common Pleas of Delaware County, Pennsylvania, Consol. Action Lead Case No. 2015-3606 (Civil Div.) (the Alliance Action). The complaint named as defendants Alliance Bancorp, Inc. of Pennsylvania, its directors and certain of its officers, and the Company (the Defendants. On July 7, 2016, the Court approved a stipulation of settlement of this matter which included the payment of $335,000 in legal fees for counsel to the Plaintiffs. These legal fees are to be paid by the Company’s insurers and will not have a material impact on the Company’s consolidated statement of operations or statement of condition.

Additionally, in 2013 a regulatory inquiry commenced into the registered transfer agent (“RTA”) activities of WSFS, as successor to Christiana Bank & Trust. As a result of issues arising from that inquiry, WSFS revamped Christiana Trust’s RTA policies and procedures and remediated all identified deficiencies. We have included the estimated financial liability from the expected resolution of this inquiry, which is not material, in our Consolidated Financial Statements as of June 30, 2016.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB, or WSFS Bank, the seventh oldest bank and trust company continuously operating under the same name in the United States. At $5.8 billion in assets and $13.4 billion in fiduciary assets, WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other types of financial institutions. A fixture in the community, the Bank has been in operation for more than 184 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remains a leader in our community. We are a relationship-focused, locally-managed, community banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Experiences growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $3.2 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of June 30, 2016, we service our customers primarily from our 63 offices located in Delaware (44), Pennsylvania (17), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches and mortgage and title services through those branches and through Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions.

On November 23, 2015, we announced the signing of an Agreement and Plan of Reorganization with Penn Liberty Financial Corp. (Penn Liberty) whereby Penn Liberty will merge into the Company and Penn Liberty Bank, a Pennsylvania – chartered bank and wholly owned subsidiary of Penn Liberty will merge into WSFS Bank. The company has obtained all required approvals to acquire Penn Liberty including Penn Liberty shareholder approval and regulatory approvals. The acquisition is subject to customary closing conditions and is expected to close in August 2016.

The Cash Connect segment is a premier provider of ATM Vault Cash and smart safe and cash logistics in the United States. It manages over $700 million in vault cash in over 18,000 non-bank ATMs nationwide and provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect also operates 445 ATMs for the Bank, which has the largest branded ATM network in Delaware.

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

The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress is a registered investment advisor with approximately $649 million in assets under management. Cypress’ primary market segment is high net worth individuals and offers a ‘balanced’ investment style focused on preservation of capital and providing for current income. Christiana Trust, with $12.7 billion in assets under management and administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $249.5 million, or 4%, to $5.8 billion during the six months ended June 30, 2016. Included in this increase was a $142.7 million, or 25% increase in cash and cash equivalents, a $72.2 million, or 2%, increase in net loans, and a $46.0 million, or 5%, increase in investment securities. Partially offsetting this increase was a $9.4 million decrease in other assets and a $2.1 million decrease in assets acquired through foreclosure.

Total liabilities increased $212.7 million, or 4%, to $5.2 billion during the six months ended June 30, 2016. This increase was primarily the result of an increase in FHLB advances of $217.3 million, or 32%. The increase in FHLB advances was due to loan growth and ongoing portfolio management. This increase was partially offset by a decrease of $2.7 million in other borrowed funds.

Capital Resources

During the first quarter of 2015, the WSFS Board of Directors declared a three-for-one stock split of our common stock in the form of a stock dividend. On May 4, 2015, stockholders approved an increase in the authorized shares of common stock from 20.0 million to 65.0 million. The stock dividend was paid on May 18, 2015 to stockholders of record as of May 4, 2015.

During the second quarter of 2016, WSFS issued $100.0 million in aggregate principal amount of 4.50% Fixed-to-Floating Rate Senior Notes due 2026. The Company intends to use the net proceeds from the offering for general corporate purposes, including financing organic growth, acquisitions, repurchases of common stock and redemption of outstanding indebtedness.

In the second quarter of 2016, WSFS repurchased 57,500 shares of common stock at an average price of $35.40 as part of our 5% buyback program approved by the Board of Directors during the fourth quarter of 2015. WSFS has 1,041,194 shares, or over 3% of outstanding shares, remaining to repurchase under this current authorization.

Stockholders’ equity increased $36.7 million between December 31, 2015 and June 30, 2016. This increase was primarily due to net income of $33.2 million during the six months ended June 30, 2016 combined with an increase in the value of our available-for-sale securities portfolio. Partially offsetting these increases was the payment of common stock dividends and stock buybacks during the quarter.

Below is a table comparing the Bank and the Company’s consolidated capital position to the minimum regulatory requirements as of June 30, 2016:

					To be Well-Capitalized Under Prompt Corrective Action Provisions
	Consolidated Bank Capital		For Capital Adequacy Purposes
(In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$629,945	13.05%	$386,099	8.00%	$482,624	10.00%
WSFS Financial Corporation	618,107	12.79	386,620	8.00	483,275	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	591,492	12.26	289,574	6.00	386,099	8.00
WSFS Financial Corporation	579,654	11.99	289,965	6.00	386,620	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	591,492	12.26	217,181	4.50	313,706	6.50
WSFS Financial Corporation	515,205	10.66	217,474	4.50	314,129	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	591,492	10.48	225,653	4.00	282,066	5.00
WSFS Financial Corporation	579,654	10.27	225,758	4.00	282,197	5.00

Book value per share of common stock was $20.89 at June 30, 2016, an increase of $0.65, or 3% from $20.24 at March 31, 2016. Tangible common book value per share of common stock (a non-GAAP financial measure) was $17.70 at June 30, 2016, an increase of $0.66, or 4%, from $17.04 at March 31, 2016. For a reconciliation of tangible common book value per share to book value per share in accordance with GAAP, see Reconciliation of Non- GAAP Measurement to GAAP.

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

Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets.

Not included in the Bank’s capital, the Company separately held $137.8 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

As of June 30, 2016, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

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

During the six months ended June 30, 2016, cash and cash equivalents increased $142.7 million to $703.9 million from $561.2 as of December 31, 2015. This increase included increased cash in non-owned ATMs as a result of growth in Cash Connect (ATM division) as well as a $217.3 million increase in FHLB advances, a $2.4 million increase in brokered deposits, and a $29.7 million increase in retained earnings primarily due to net income for the six months ended June 30, 2016. These increases were partially offset by a $63.0 million increase in net loans and a $45.4 million increase in investment securities, available-for-sale.

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

The following table shows our nonperforming assets and past due loans at the dates indicated:

(In Thousands)	June 30, 2016	December 31, 2015
Nonaccruing loans:
Commercial	$2,054	$5,328
Owner-occupied commercial	838	1,091
Consumer	4,244	4,133
Commercial mortgages	1,622	3,326
Residential mortgages	5,823	7,287
Construction	—	—

Total nonaccruing loans	14,581	21,165
Assets acquired through foreclosure	2,935	5,080
Troubled debt restructuring (accruing)	14,070	13,647

Total nonperforming assets	$31,586	$39,892

Past due loans: (1)
Residential mortgages	$416	$251
Consumer	219	252
Commercial and commercial mortgages	85	17,529

Total past due loans	$720	$18,032

Ratio of allowance for loan losses to total loans (2)	0.98%	0.99%
Ratio of nonaccruing loans to total loans (2)	0.38	0.56
Ratio of nonperforming assets to total assets	0.54	0.71
Ratio of loan loss allowance to nonaccruing loans	258.87	175.27
Ratio of loan loss allowance to total nonperforming assets	1.20	0.93

(1)	Accruing loans only which includes acquired nonimpaired loans. Nonaccruing TDR’s are included in their respective categories of nonaccruing loans.
(2)	Total loans exclude loans held for sale.

Nonperforming assets decreased $8.3 million between December 31, 2015 and June 30, 2016. As a result, nonperforming assets as a percentage of total assets decreased from 0.71% at December 31, 2015 to 0.54% at June 30, 2016. This decrease is due to significant collections and workout activity. One relationship in particular accounted for $3.4 million of the reduction through a combination of charge-offs and refinance of $2 million after the sale of the company. During the first six months of 2016, assets acquired through foreclosure decreased by $2.1 million as a result of sales of existing REO properties during the period.

The following table summarizes the changes in nonperforming assets during the period indicated:

(In Thousands)	For the Six Months Ended June 30, 2016	For the Year Ended December 31, 2015
Beginning balance	$39,892	$52,385
Additions	4,602	12,897
Collections	(10,248)	(14,167)
Transfers to accrual	(287)	(95)
Charge-offs, net	(2,373)	(11,128)

Ending balance	$31,586	$39,892

The timely identification of problem loans is a key element in our strategy to manage our loan portfolio. Problem loans are all criticized, classified and nonperforming loans and other real estate owned. Timely identification enables us to take appropriate action and, accordingly, minimize losses. An asset review system established to monitor the asset quality of our loans and investments in real estate portfolios facilitates the identification of problem assets. In general, this system utilizes guidelines established by federal regulation.

INTEREST RATE SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At June 30, 2016, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $129.7 million. Our interest-sensitive liabilities as a percentage of interest-sensitive assets within the one-year window increased from 103.9% at December 31, 2015 to 104.5% at June 30, 2016. Likewise, the one-year interest-sensitive gap as a percentage of total assets increased slightly to 2.22% at June 30, 2016 from 1.96% at December 31, 2015. The low rate level of sensitivity reflects our continuing efforts to effectively manage interest rate risk.

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

The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300	5%	13.94%	6%	13.96%
+200	3%	13.86%	3%	13.99%
+100	—%	13.49%	—%	13.81%
—	—%	12.85%	—%	13.56%
-100	—%	11.73%	-1%	12.72%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Results of Operations

We recorded net income of $17.5 million, or $0.58 per diluted common share, for the three months ended June 30, 2016, a $5.3 million, or 43% increase from the $12.2 million, or $0.43 per share, recorded for the three months ended June 30, 2015. The increase in net income reflected both strong organic and acquisition growth of our business. Net interest income increased by $7.3 million in the quarter ending June 30, 2016 as compared to the same period last year, due to growth in our loan portfolio, an improved balance sheet mix and the positive purchase accounting impacts from recent acquisitions. Also favorably impacting earnings for the second quarter of 2016 was a $2.4 million increase in noninterest income due primarily to organic growth in our Cash Connect and Wealth Management segments. Partially offsetting these increases was a $5.4 million increase in noninterest expenses primarily due to higher salary expense, benefits and operating costs due to our significant organic and acquisition growth and higher legal fees for our Wealth Management segment, including $950,000 related to a legal settlement during the second quarter of 2011.

Net income for the first six months of 2016 was $33.2 million, or $1.10 per diluted common share, compared to $25.1 million, or $0.88 per share, for the first six months of 2015. Net interest income increased $13.9 million from the prior year as a result of growth in loan portfolio, due to organic growth and the acquisition of Alliance Bank in the third quarter of 2015. Additionally, noninterest income increased $4.4 million from the prior period due to continued growth in our banking related businesses of Wealth Management and Cash Connect. Partially offsetting these increases was a $9.6 million increase in noninterest expenses mainly due to growth in the Company and the related infrastructure.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$1,207,324	$14,952	4.98%	$1,002,843	$11,803	4.71%
Residential real estate loans (4)	278,418	3,146	4.52	255,302	2,510	3.93
Commercial loans	2,016,975	22,333	4.49	1,733,950	19,090	4.44
Consumer loans	367,769	4,074	4.46	327,581	3,687	4.51

Total loans	3,870,486	44,505	4.64	3,319,676	37,090	4.49
Mortgage-backed securities (5) (6)	727,359	3,910	2.15	751,006	3,523	1.88
Investment securities (5) (6)	205,944	1,226	3.48	153,742	852	3.19
Reverse mortgages (5) (6)	25,273	1,478	23.39	26,931	1,166	17.32
Other interest-earning assets	32,465	384	4.73	28,715	424	5.92

Total interest-earning assets	4,861,527	51,503	4.32	4,280,070	43,055	4.08

Allowance for loan losses	(37,351)			(39,924)
Cash and due from banks	96,784			88,124
Cash in non-owned ATMs	510,684			413,977
Bank-owned life insurance	91,310			76,774
Other noninterest-earning assets	207,305			151,506

Total assets	$5,730,259			$4,970,527

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$784,507	$254	0.13%	$689,773	$158	0.09%
Money market	1,100,449	787	0.29	916,666	596	0.26
Savings	436,929	113	0.10	414,001	54	0.05
Customer time deposits	550,661	750	0.55	450,997	855	0.76

Total interest-bearing customer deposits	2,872,546	1,904	0.27	2,471,437	1,663	0.27
Brokered certificates of deposit	231,509	300	0.52	200,940	162	0.32

Total interest-bearing deposits	3,104,055	2,204	0.29	2,672,377	1,825	0.27
FHLB of Pittsburgh advances	714,271	1,124	0.63	636,327	751	0.47
Trust preferred borrowings	67,011	397	2.38	67,011	339	2.03
Senior Debt	74,114	1,175	6.34	55,000	941	6.84
Other borrowed funds (7)	135,017	189	0.56	128,126	109	0.34

Total interest-bearing liabilities	4,094,468	5,089	0.50	3,558,841	3,965	0.45

Noninterest-bearing demand deposits	981,033			863,241
Other noninterest-bearing liabilities	48,543			39,483
Stockholders’ equity	606,215			508,962

Total liabilities and stockholders’ equity	$5,730,259			$4,970,527

Excess of interest-earning assets over interest-bearing liabilities	$767,059			$721,229

Net interest and dividend income		$46,414			$39,090

Interest rate spread			3.82%			3.63%

Net interest margin (8)			3.90%			3.71%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes residential mortgage loans HFS.
(5)	Includes securities available-for-sale at fair value.
(6)	Average Balances and related yield are calculated using the fair value of available-for-sale securities.
(7)	Includes federal funds purchased and securities sold under agreement to repurchase.
(8)	Beginning in 2015, the annualization method used to calculate net interest margin was changed to actual/actual from 30/360. All net interest margin calculations were updated to reflect this change.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$1,200,017	$29,232	4.90%	$979,392	$23,027	4.70%
Residential real estate loans (8)	282,634	6,326	4.48	252,473	4,925	3.90
Commercial loans	1,993,828	44,297	4.51	1,717,540	38,128	4.47
Consumer loans	364,405	8,167	4.51	326,521	7,254	4.48

Total loans	3,840,884	88,022	4.63	3,275,926	73,334	4.50
Mortgage-backed securities (4) (6)	719,356	7,804	2.17	737,090	6,956	1.89
Investment securities (4)	204,804	2,446	3.50	155,873	1,712	3.17
Reverse mortgages (4) (5) (6)	25,205	2,523	20.02	27,588	2,402	17.41
Other interest-earning assets	31,512	754	4.79	30,161	1,502	10.04

Total interest-earning assets	4,821,761	101,549	4.30	4,226,638	85,906	4.15

Allowance for loan losses	(37,448)			(39,799)
Cash and due from banks	95,189			78,736
Cash in non-owned ATMs	481,570			413,977
Bank-owned life insurance	91,208			76,774
Other noninterest-earning assets	211,475			149,889

Total assets	$5,663,755			$4,906,215

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$775,358	$499	0.13%	$681,918	$310	0.09%
Money market	1,099,522	1,537	0.28	896,084	1,134	0.26
Savings	440,375	251	0.11	411,293	106	0.05
Customer time deposits	562,541	1,495	0.53	470,429	1,903	0.82

Total interest-bearing customer deposits	2,877,796	3,782	0.26	2,459,724	3,453	0.28
Brokered certificates of deposit	199,242	540	0.55	190,835	314	0.33

Total interest-bearing deposits	3,077,038	4,322	0.28	2,650,559	3,767	0.29
FHLB of Pittsburgh advances	694,259	2,172	0.63	623,711	1,464	0.47
Trust preferred borrowings	67,011	768	2.30	67,011	666	2.00
Senior Debt	64,557	2,117	6.56	55,000	1,883	6.85
Other borrowed funds (9)	145,014	400	0.55	127,727	219	0.34

Total interest-bearing liabilities	4,047,879	9,779	0.49	3,524,008	7,999	0.46

Noninterest-bearing demand deposits	965,320			837,447
Other noninterest-bearing liabilities	51,424			40,052
Stockholders’ equity	599,132			504,708

Total liabilities and stockholders’ equity	$5,663,755			$4,906,215

Excess of interest-earning assets over interest-bearing liabilities	$773,882			$702,630

Net interest income		$91,770			$77,907

Interest rate spread			3.81%			3.69%

Net interest margin			3.89%			3.76%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.
(6)	Average balances and related yield are calculated using fair value of available-for-sale securities.
(7)	Represents loans held for sale in conjunction with asset disposition strategies.
(8)	Includes residential mortgage loans HFS.
(9)	Includes bonds payable related to the reverse mortgage securitization trust consolidation.

During the three months ended June 30, 2016, net interest income increased $7.3 million, or 19% from the three months ended June 30, 2015, and the net interest margin was 3.90%, a 19 basis point increase compared to 3.71% for the second quarter of 2015. These year-over-year increases in margin dollars and percentages reflect the impact of organic and acquisition growth, continued pricing discipline while improving balance sheet mix and positive performance of purchased loans and reverse mortgages.

The net interest margin for the six months ended June 30, 2016 was 3.89%, compared to 3.76% for the same period in 2015, a 13 basis point increase. The six months ended June 30, 2015 included an $808,000 special FHLB dividend which added 4 basis points to the net interest margin. Compared to the six months ended June 30, 2015, net interest income increased $13.9 million, or 18% in the six months ended June 30, 2016. In addition, and similar to the quarterly discussion above, the increase in net interest margin and income reflects improvement due to increases in higher yielding loans and deposit pricing management.

Provision/Allowance for Loan Losses

We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, pursuant to GAAP, which is discussed in “Nonperforming Assets”. Our evaluation is based upon a review of the portfolio and requires significant, complex and difficult judgments. For the six months ended June 30, 2016 and 2015, we recorded a provision for loan losses of $2.0 million and $4.6 million, respectively.

Our allowance for loan losses is based on the inherent risk of our loans and various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations. In addition, regional economic conditions are taken into consideration. The allowance for loan losses of $37.7 million at June 30, 2016 increased slightly from $37.1 million at December 31, 2015, and reflects continued strong credit quality metrics in our loan portfolio, with most metrics at or near their historic lows. The ratio of allowance for loan losses to total gross loans was 0.98% at both June 30, 2016 and December 31, 2015. The allowance for loan losses and provision reflect the following:

•	Total net loans increased $63.0 million at June 30, 2016 when compared to December 31, 2015.

•	Total loan delinquency decreased to 0.64% as of June 30, 2016, compared to 1.17% as of December 31, 2015.

•	Net charge-offs were $1.4 million for the six months ended June 30, 2016 compared to $3.1 million for the six months ended June 30, 2015.

•	Total nonperforming assets declined $8.3 million to $31.6 million during the six months ended June 30, 2016.

The table below represents a summary of changes in the allowance for loan losses for the six months ended June 30, 2016 and 2015, respectively.

	For the Six Months Ended June 30,
(In Thousands)	2016	2015
Beginning balance	$37,089	$39,426
Provision for loan losses	2,034	4,559
Charge-offs:
Commercial	906	2,037
Owner-occupied commercial	141	597
Commercial real estate	78	4
Construction	29	—
Residential real estate	29	267
Consumer	1,129	755
Overdrafts	320	316

Total charge-offs	2,632	3,976

Recoveries:
Commercial	334	114
Owner-occupied commercial	51	22
Commercial real estate	113	69
Construction	46	160
Residential real estate	79	37
Consumer	472	258
Overdrafts	160	176

Total recoveries	1,255	836

Net charge-offs	1,377	3,140

Ending balance	$37,746	$40,845

Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.07%	0.19%

(1)	Ratios for the six months ended June 30, 2016 and 2015 are annualized.

Noninterest (fee) Income

During the second quarter of 2016, the company earned fee income of $24.9 million, an increase of $2.4 million, or 11%, compared to $22.5 million in the second quarter of 2015. Excluding net security gains in both periods, fee income increased $2.3 million, or 11%. This increase is a result of continued organic growth in the Cash Connect and Wealth Management segments, including increases of $791,000 in credit/debit card and ATM income and $575,000 in investment management and fiduciary revenue. Compared to the first quarter of 2016, fee income (excluding securities gains in both periods) increased $1.5 million, or 7% (not annualized). Key growth drivers included an increase of $1.0 million in investment management and fiduciary revenue driven by seasonal client tax return preparation fees, an increase in credit/debit card and ATM income of $352,000, and an increase in mortgage banking activities of $162,000.

For the six months ended June 30, 2016, the company earned fee income of $48.0 million, an increase of 10% compared to the $43.6 million of fee income for the six months ended June 30, 2015. This overall increase reflects organic growth in the Wealth Management and the Cash Connect segments. The increase in fee income included increases in credit/debit card ATM income of $1.7 million, investment management and fiduciary revenue of $736,000, and deposit service charges of $614,000.

Noninterest Expense

Noninterest expense for the second quarter of 2016 was $44.0 million, an increase of $5.3 million, or 14%, from $38.7 million in the second quarter of 2015. Excluding corporate development costs in both periods, noninterest expense increased $5.5 million compared to the second quarter of 2015. This increase included a $3.2 million increase in salary expense, benefits and other compensation to support our significant organic and acquisition growth, and a $1.2 million increase in professional fees primarily due to higher legal fees in our Wealth Management segment, including $950,000 related to the settlement of a legal matter initiated in 2011. In addition, the acquisition of Alliance during the third quarter of 2015 drove a $1.4 million increase in operating costs during the second quarter of 2016 compared to the second quarter of 2015.

For the six months ended June 30, 2016, noninterest expense was $87.2 million, an increase of $9.6 million, or 12%, from $77.6 million at June 30, 2015. During the six months ending June 30, 2016, professional fees increased $2.1 million, primarily due to higher legal fees in our Wealth Management segment. Year-over-year expense growth also included increases in salary expense and benefits, and other compensation expense of $5.0 million. The addition of the Alliance franchise contributed $3.2 million to higher year-over-year ongoing operating costs.

Income Taxes

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $8.5 million and $17.2 million during the three months and six months ended June 30, 2016, respectively, compared to an income tax expense of $6.9 million and $14.2 million for the same periods in 2015.

Our effective tax rate was 32.7% and 34.1% for the three and six months ended June 30, 2016, respectively, compared to 36.0% and 36.1% during the same periods in 2015. The reduction in the effective tax rate is due to lower nondeductible acquisition costs in the 2016 periods combined with increased tax-exempt income. The effective tax rates in 2016 were also positively impacted by the $688,000 tax benefit associated with the adoption of ASU No. 2016-09 as more fully discussed in Note 1, Recent Accounting Pronouncements.

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

(In Thousands, except for value per share amounts)	June 30, 2016	December 31, 2015
Tangible Common Book Value per Share of Common Stock
End of period balance sheet data:
Stockholders’ equity	$617,196	$580,471
Goodwill and other intangible assets	(94,073)	(95,295)

Tangible common equity (numerator)	$523,123	$485,176

Shares of common stock outstanding (denominator)	29,549	29,763

Book value per share of common stock	$20.89	$19.50
Goodwill and other intangible assets	(3.19)	(3.20)

Tangible book value per share of common stock	$17.70	$16.30

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

The phase-in period for the final rules began for us on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Our capital levels at June 30, 2016 remain in excess of the “well-capitalized” regulatory benchmarks under the new rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference from Item 2 Part I of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), our principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the quarter ended June 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated herein by reference to Note 15 – Legal Proceedings to the Consolidated Financial Statements

Item 1A.	Risk Factors

There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, previously filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2016.

2016	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April	3,082	$33.31	—	1,098,694
May	25,000	35.00	25,000	1,073,694
June	32,500	35.72	32,500	1,041,194

Total	60,582	$35.30	57,500

(1)	Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting of restricted stock.
(2)	During the fourth quarter of 2015, the Board of Directors approved a stock buyback program of up to 5% of total outstanding shares of common stock. Under the program, purchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. There is no fixed termination date for the repurchase program, and the repurchase program may be suspended or discontinued at any time.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 101.INS – XBRL Instance Document

(e)	Exhibit 101.SCH – XBRL Schema Document

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

WSFS FINANCIAL CORPORATION

Date: August 09, 2016	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 09, 2016	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)