Form 10-Q
period 2016-09-30
WSFS FINANCIAL CORP
filed 2016-11-09
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2016.

Common Stock, par value $.01 per share	31,324,432
(Title of Class)	(Shares Outstanding)

WSFS FINANCIAL CORPORATION

FORM 10-Q

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$48,546	$38,437	$136,568	$111,771
Interest on mortgage-backed securities	3,854	3,588	11,658	10,544
Interest and dividends on investment securities:
Taxable	80	56	242	177
Tax-exempt	1,134	819	3,418	2,410
Interest on reverse mortgage loans	1,303	1,561	3,826	3,963
Other interest income	420	396	1,174	1,898

	55,337	44,857	156,886	130,763

Interest expense:
Interest on deposits	2,412	1,587	6,734	5,354
Interest on senior debt	2,119	942	4,236	2,825
Interest on Federal Home Loan Bank advances	1,225	868	3,397	2,332
Interest on trust preferred borrowings	415	343	1,183	1,009
Interest on other borrowings	145	120	545	339

	6,316	3,860	16,095	11,859

Net interest income	49,021	40,997	140,791	118,904
Provision for loan losses	5,828	1,453	7,862	6,012

Net interest income after provision for loan losses	43,193	39,544	132,929	112,892

Noninterest income:
Credit/debit card and ATM income	7,776	6,486	21,930	18,975
Wealth management income	6,074	5,373	17,610	16,173
Deposit service charges	4,482	4,338	13,100	12,342
Mortgage banking activities, net	2,555	1,251	6,025	4,544
Securities gains, net	1,040	76	1,890	1,004
Loan fee income	542	405	1,499	1,337
Bank owned life insurance income	255	162	697	544
Other income	4,125	3,574	12,017	10,299

	26,849	21,665	74,768	65,218

Noninterest expense:
Salaries, benefits and other compensation	24,804	20,784	71,189	62,139
Occupancy expense	4,335	3,757	12,560	11,272
Equipment expense	2,653	2,059	7,642	6,100
Professional fees	1,554	2,039	6,891	5,264
Data processing and operations expenses	1,500	1,570	4,564	4,451
Marketing expense	712	619	2,177	2,210
Loan workout and OREO expenses	511	166	1,059	495
FDIC expenses	469	786	2,080	2,142
Corporate development expense	5,885	855	7,003	2,137
Other operating expense	8,074	6,070	22,558	20,062

	50,497	38,705	137,723	116,272

Income before taxes	19,545	22,504	69,974	61,838
Income tax provision	6,823	8,078	24,004	22,289

Net income	$12,722	$14,426	$45,970	$39,549

Earnings per share:
Basic	$0.42	$0.52	$1.54	$1.41
Diluted	$0.41	$0.51	$1.50	$1.39

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
(Dollars in thousands)
Net Income	$12,722	$14,426	$45,970	$39,549
Other comprehensive income (loss):
Net change in unrealized (losses) gains on investment securities available for sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of ($682), $3,787, $8,668 and $2,892, respectively	(1,112)	6,178	14,143	4,721
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $395, $29, $718 and $381, respectively	(645)	(47)	(1,172)	(623)

	(1,757)	6,131	12,971	4,098
Net change in securities held-to-maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $60, $55, $187, $175, respectively	(102)	(104)	(305)	(312)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of ($14), ($9), $266 and ($27), respectively	(20)	(15)	436	(45)
Net change in cash flow hedge
Net unrealized gain arising during the period, net of tax expense of $38, $0, $38, and $0, respectively	61	—	61	—

Total other comprehensive (loss) income	(1,818)	6,012	13,163	3,741

Total comprehensive income	$10,904	$20,438	$59,133	$43,290

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
	2016	2015
(Dollars in thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$119,159	$83,065
Cash in non-owned ATMs	694,022	477,924
Interest-bearing deposits in other banks	224	190

Total cash and cash equivalents	813,405	561,179
Investment securities, available for sale	777,835	721,029
Investment securities, held to maturity-at cost	164,880	165,862
Loans, held for sale at fair value	61,198	41,807
Loans, net of allowance for loan losses of $39,028 at September 30, 2016 and $37,089 at December 31, 2015	4,347,027	3,729,050
Reverse mortgage loans	23,120	24,284
Bank-owned life insurance	101,185	90,208
Stock in Federal Home Loan Bank of Pittsburgh-at cost	36,710	30,519
Assets acquired through foreclosure	3,232	5,080
Accrued interest receivable	15,257	14,040
Premises and equipment	47,094	39,569
Goodwill	155,436	85,212
Intangible assets	17,273	10,083
Other assets	63,941	66,715

Total assets	$6,627,593	$5,584,637

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$1,245,127	$958,238
Interest-bearing demand	967,248	784,619
Money market	1,251,315	1,090,050
Savings	538,093	439,918
Time	329,401	333,000
Jumbo certificates of deposit – customer	257,816	254,011

Total customer deposits	4,589,000	3,859,836
Brokered deposits	144,639	156,730

Total deposits	4,733,639	4,016,566
Federal funds purchased and securities sold under agreements to repurchase	81,000	128,200
Federal Home Loan Bank advances	817,167	669,514
Trust preferred borrowings	67,011	67,011
Senior debt	151,914	53,675
Other borrowed funds	27,615	14,486
Accrued interest payable	3,658	801
Other liabilities	53,579	53,913

Total liabilities	5,935,583	5,004,166

Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 55,903,577 at September 30, 2016 and 55,945,245 at December 31, 2015	580	560
Capital in excess of par value	327,148	256,435
Accumulated other comprehensive income	13,859	696
Retained earnings	611,163	570,630
Treasury stock at cost, 24,569,145 shares at September 30, 2016 and 26,182,401 shares at December 31, 2015	(260,740)	(247,850)

Total stockholders’ equity	692,010	580,471

Total liabilities and stockholders’ equity	$6,627,593	$5,584,637

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2016	2015
	(Unaudited)
(Dollars in thousands)
Operating activities:
Net Income	$45,970	$39,549
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,862	6,012
Depreciation of premises and equipment, net	5,587	4,650
Amortization of fees and discounts, net	13,921	11,221
Amortization of intangible assets	1,260	1,258
(Increase) decrease in accrued interest receivable	(239)	12
Decrease (increase) decrease in other assets	8,028	(253)
Origination of loans held-for-sale	(252,368)	(350,584)
Proceeds from sales of loans held-for-sale	230,864	348,760
Gain on mortgage banking activities, net	(6,025)	(4,544)
Gain on sale of securities, net	(1,890)	(1,004)
Stock-based compensation expense	2,253	3,319
Increase in accrued interest payable	2,857	756
(Decrease) increase in other liabilities	(2,286)	1,524
Loss (gain) on sale of other real estate owned and valuation adjustments, net	230	(298)
Deferred income tax expense	5,364	2,418
Increase in value of bank-owned life insurance	(2,311)	(527)
Increase in capitalized interest, net, on reverse mortgage loans	(3,834)	(4,088)

Net cash provided by operating activities	$55,243	$58,181

Investing activities:
Purchases of investment securities held-to-maturity	(3,329)	(19,195)
Repayments of investment securities held-to-maturity	—	970
Maturities and calls of investment securities held-to-maturity	2,840	3,881
Sale of investment securities available-for-sale	155,789	117,380
Purchases of investment securities available-for-sale	(254,993)	(209,947)
Repayments of investment securities available-for-sale	62,798	80,293
Repayments on reverse mortgages	6,134	9,559
Disbursements for reverse mortgages	(1,136)	(649)
Net increase in loans	(146,498)	(181,290)
Net cash for business combinations	51,788	—
Net increase in stock of FHLB	(6,191)	(4,665)
Sales of assets acquired through foreclosure, net	4,069	5,278
Investment in premises and equipment, net	(7,677)	(4,968)

Net cash used for investing activities	$(136,406)	$(203,353)

	Nine months ended
	September 30,
	2016	2015
	(Unaudited)
(Dollars in thousands)
Financing activities:
Net increase in demand and saving deposits	221,336	76,241
Decrease in time deposits	(57,383)	(116,863)
(Decrease) increase in brokered deposits	(12,091)	36,624
(Decrease) increase in loan payable	(366)	61
Receipts from FHLB advances	90,314,153	46,342,654
Repayments of FHLB advances	(90,166,500)	(46,105,521)
Receipts from federal funds purchased and securities sold under agreement to repurchase	21,676,620	22,843,325
Repayments of federal funds purchased and securities sold under agreement to repurchase	(21,723,820)	(22,855,550)
Maturity of repurchase agreement	—	(25,000)
Dividends paid	(5,437)	(4,216)
Issuance of common stock and exercise of common stock options	1,918	2,688
Issuance of senior debt	97,849	—
Purchase of treasury stock	(12,890)	(28,273)

Net cash provided by financing activities	$333,389	$166,170

Increase in cash and cash equivalents	252,226	20,998
Cash and cash equivalents at beginning of period	561,179	508,039

Cash and cash equivalents at end of period	$813,405	$529,037

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$13,238	$11,103
Cash paid for income taxes, net	18,640	16,558
Loans transferred to other real estate owned	1,455	2,545
Loans transferred to portfolio from held-for-sale at fair value	6,337	104
Net change in accumulated other comprehensive income	13,163	3,741
Fair value of assets acquired, net of cash received	526,767	—
Fair value of liabilities assumed	583,517	—
Non-cash goodwill adjustments, net	(1,496)	136

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

1. BASIS OF PRESENTATION

General

Our unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (the Company, our Company, we, our or us), Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), Cypress Capital Management, LLC (Cypress) and WSFS Wealth Management, LLC. We also have one unconsolidated affiliate, WSFS Capital Trust III (the Trust). WSFS Bank has three wholly-owned subsidiaries: WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services LLC (Monarch).

The acronyms and abbreviations below are used in the unaudited Notes to The Consolidated Financial Statements as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may find it helpful to refer back to this page as you read this report.

AICPA: American Institute of Certified Public Accountants

Allowance: Allowance for loan losses or ALLL

Alliance: Alliance Bancorp Inc. of Pennsylvania

Array: Formerly Array Financial Group (WSFS Mortgage)

Arrow: Arrow Land Transfer

ASC: Accounting standard codification

Associate: Employee

ASU: Accounting standard update

BCBS: Basel Committee on Banking Supervision

C&I: Commercial & Industrial (loans)

CMO: Collateralized mortgage obligation

Cypress: Cypress Capital Management, LLC

Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DTA: Deferred tax asset

Exchange Act: Securities Exchange Act of 1934

FASB: Financial Accounting Standards Board

FDIC: Federal Deposit Insurance Corporation

Federal Reserve: Board of Governors of the Federal Reserve System

Monarch: Monarch Entity Services, LLC

FHLB: Federal Home Loan Bank

FHLMC: Federal Home Loan Mortgage Corporation

FNMA: Federal National Mortgage Association

GAAP: U.S. Generally Accepted Accounting Principles

GNMA: Government National Mortgage Association

GSE: U.S. Government and government sponsored enterprises

HPA: House Price Appreciation

IRR: Internal Rate of Return

NSFR: Net stable funding ratio

MBS: Mortgage-backed securities

OCC: Office of the Comptroller of the Currency

OREO: Other real estate owned

OTTI: Other-than-temporary impairment

TDR: Troubled Debt Restructurings

Overview

Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with customer deposits and borrowings. In addition, we offer a variety of wealth management and trust services to personal and corporate customers. The FDIC insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 76 offices located in Delaware (46), Pennsylvania (28), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this quarterly report.

Amounts subject to significant estimates include the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, reverse mortgage loans, OTTI, and income tax valuation allowance. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of the allowance and lending related commitments as well as increased post-retirement benefits expense.

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

Common Stock Split

In March 2015, the Company’s Board of Directors adopted an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 20,000,000, par value $0.01, to 65,000,000, par value $0.01. This amendment to the Company’s Certificate of Incorporation was approved by the Company’s stockholders at the 2015 Annual Meeting held on April 30, 2015.

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

Acquisitions

On August 12, 2016 we completed the acquisition of Penn Liberty Financial Corp. (Penn Liberty), a community bank headquartered in Wayne, Pennsylvania. We expect this acquisition to build our market share, deepen our presence in the southeastern Pennsylvania market, and enhance our customer base. The results of Penn Liberty’s operations are included in our Consolidated Financial Statements since the date of the acquisition. See Note 2 – Business Combinations for further information.

Also during the third quarter, we acquired the assets of Powdermill Financial Solutions LLC (Powdermill), a multi-family office serving an affluent clientele in the local community and throughout the United States. This acquisition aligns with our strategic plan to expand our wealth management offerings and to diversify our fee-income generating businesses.

Derivatives and Hedging

During the third quarter of 2016, we implemented a hedging program to manage our interest rate risk. This program did not have a material effect on our statements of condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2016

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation – Stock Compensation (Topic 718). ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. The standard is effective for public business entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted if the entire standard is adopted. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2016-09 in the second quarter of 2016 and recognized a $0.7 million tax benefit in the Consolidated Statements of Operations. In addition, the Company presented excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows using a retrospective transition method. The Company also made an accounting policy election to account for forfeitures as they occur. This policy election did not have a material impact on the Company’s consolidated financial statements. Adoption of all other changes did not have an impact on our Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 was effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this accounting guidance did not have a material effect on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In April 2015, the FASB issued ASU No 2015-03, Interest- Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. This guidance was effective for interim and annual reporting periods beginning after December 15, 2015 and is applied retrospectively. The Company adopted ASU 2015-03 in the first quarter of 2016, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification at March 31, 2016 and December 31, 2015, of $1.2 million and $1.3 million of unamortized debt issuance costs related to the Company’s Senior debt from other assets to Senior debt within its consolidated balance sheets. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company’s Consolidated Financial Statements.

In February 2015, the FASB issued ASU No 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This guidance provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity and also amends the criteria for consolidating such an entity. In addition, it amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a VIE primary beneficiary determination. This guidance was effective for interim and annual reporting periods beginning after December 15, 2015. ASU No. 2015-02 requires entities to use a retrospective or a modified retrospective approach (recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year). The adoption of this accounting guidance did not have a material effect on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

Accounting Guidance Pending Adoption at September 30, 2016

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-9 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016- 08, “Principal versus Agent Considerations (Reporting Gross versus Net),” which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. These Accounting Standards Codification (“ASC”) updates are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. These Accounting Standards Codification (“ASC”) updates are effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the retrospective or retrospectively with the cumulative effect transition method. The Company is currently evaluating the impact of adopting ASU 2014-9 and associated guidance on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument specific credit risk. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities may apply this guidance on a prospective or retrospective basis. The Company does not expect the application of this guidance to have a material impact on its Consolidated Statements of Operations or Consolidated Statements of Condition.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. Adoption using the modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2016-02 on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-05: Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which amends ASC Topic 815: Derivatives and Hedging. This new guidance clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, caused a hedge accounting relationship to be discontinued because it does not represent a termination of the original derivative instrument or a change in the critical terms of the hedge relationship, This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. Early adoption is permitted, including adoption in an interim period. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, Derivatives and Hedging (Topic 815). ASU 2016-06 clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. The standard is effective for public business entities in interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim period for which the entity’s financial statements have not been issued, but would be retroactively applied to the beginning of the year that includes the interim period. The standard requires a modified retrospective transition approach, with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. For instruments that are eligible for the fair value option, an entity has a one-time option to irrevocably elect to measure the debt instrument affected by the standard in its entirety at fair value with changes in fair value recognized in earnings. The Company does not expect the application of this guidance to have a material impact on its Consolidated Statements of Operations or Consolidated Statements of Condition.

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

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net, Revenue from Contracts with Customers (Topic 606). ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09, Revenue from Contracts with Customers, and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. The amendments in the standard affect the guidance in ASU 2014-09, which is effective for public business entities in annual and interim reporting periods in fiscal years beginning after December 15, 2017. Early application is permitted for all entities, but not before annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2016-8 on its Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 represents the Emerging Issues Task Force’s (“the EITF”) final consensus on eight issues related to the classification of cash payments and receipts in the statement of cash flows for a number of common transactions. The consensus also clarifies when identifiable cash flows should be separated versus classified based on their predominant source or use. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

2. BUSINESS COMBINATIONS

Penn Liberty Financial Corporation

On August 12, 2016, we completed the acquisition of Penn Liberty. Penn Liberty conducted its primary business operations through its subsidiary Penn Liberty Bank, which was merged into WSFS Bank. Upon closing the transaction, Penn Liberty had 11 banking offices in Montgomery and Chester counties, Pennsylvania, which are suburbs of Philadelphia. WSFS acquired Penn Liberty to expand the scale and efficiency of its operations in southeastern Pennsylvania in addition to the opportunity of generating additional revenue by providing its full suite of banking, mortgage banking, wealth management and insurance services to the Penn Liberty markets.

The acquisition of Penn Liberty was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The fair values are preliminary estimates and are subject to adjustment during the one year measurement period after the acquisition. We are currently evaluating the fair values of replacement equity awards, fixed assets acquired and leases assumed in the transaction. The excess of consideration paid over the preliminary fair value of net assets acquired was recorded as goodwill in the amount of $65.2 million, which is not amortizable and is not deductible for tax purposes. The Company allocated the total balance of goodwill to its WSFS Bank segment. The Company also recorded $2.9 million in core deposit intangibles which are being amortized over ten years using the straight-line depreciation method.

In connection with the merger, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed, as of the date of acquisition, are summarized in the following table:

(Dollars in thousands)	Fair Value
Consideration Paid:
Common shares issued (1,806,748)	$66,759
Cash paid to Penn Liberty stock and option holders	40,549

Value of consideration	107,308
Assets acquired:
Cash and due from banks	102,301
Investment securities	627
Loans	483,482
Premises and equipment	7,364
Deferred income taxes	6,452
Bank owned life insurance	8,666
Core deposit intangible	2,882
Other real estate owned	996
Other assets	10,595

Total assets	623,365
Liabilities assumed:
Deposits	568,706
Other borrowings	10,000
Other liabilities	2,557

Total liabilities	581,263
Net assets acquired:	42,102

Goodwill resulting from acquisition of Penn Liberty	$65,206

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates.

Acquired loans were recorded at their fair value as of the acquisition date. The fair value was based on a discounted cash flow methodology that uses assumptions as to credit risk, default rates, collateral values and loss severity, along with estimated prepayment rates. Non-impaired acquired loans had a gross contractual balance of $491.2 million and a fair value of $470.8 million. Loans that had deteriorated in credit quality since their origination, and for which it was probable that all contractual cash flows would not be received, were accounted for in accordance with ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The gross contractual balance of the impaired loans was $15.3 million with a fair value of $12.7 million. For additional information regarding acquired impaired loans, see Note 5 - Loans.

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

Direct costs related to the acquisition were expensed as incurred. During the three months ended September 30, 2016, the Company incurred $5.7 million in integration expenses, including $2.0 million in salary and benefits, $1.1 million in professional fees, $0.9 in data processing expense and $0.8 in marketing expense.

Powdermill Financial Solutions LLC

On August 1, 2016, we acquired the assets of Powdermill, a multi-family office serving an affluent clientele in the local community and throughout the United States. This acquisition aligns with our strategic plan to expand our wealth offerings and diversify our fee-income generating business. The excess of consideration paid over the preliminary fair value of the net assets acquired was recorded as goodwill, which is not amortizable but is deductible for tax purposes. The Company allocated the total balance of goodwill to its Wealth Management segment.

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

In connection with the merger, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed, are summarized in the following table:

(Dollars in thousands)	Fair Value
Consideration Paid:
Common shares issued (2,459,120)	$71,345
Cash paid to Alliance stockholders	26,576

Value of consideration	97,921
Assets acquired:
Cash and due from banks	67,439
Investment securities	3,002
Loans	307,695
Premises and equipment	2,685
Deferred income taxes	7,669
Bank owned life insurance	12,923
Core deposit intangible	2,635
Other real estate owned	768
Other assets	3,365

Total assets	408,181
Liabilities assumed:
Deposits	341,682
Other Borrowings	2,826
Other liabilities	681

Total liabilities	345,189
Net assets acquired:	62,992

Goodwill resulting from acquisition of Alliance	$34,929

The following table details the changes to goodwill in 2016:

(Dollars in thousands)	Fair Value
Goodwill resulting from the acquisition of Alliance reported as of December 31, 2015	$36,425
Effects of adjustments to:
Deferred income taxes	(125)
Other assets	(379)
Other liabilities	(992)

Adjusted goodwill resulting from the acquisition of Alliance as of September 30, 2016	$34,929

The adjustments made to goodwill during the first nine months of 2016 reflect changes in the fair value of deferred federal income taxes, other assets, and other liabilities during the measurement period.

3. EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and Shares in thousands, Except Per Share Data)	2016	2015	2016	2015
Numerator:
Net income	$12,722	$14,426	$45,970	$39,549

Denominator:
Weighted average basic shares	30,520	27,721	29,914	28,035
Dilutive potential common shares	797	511	747	468

Weighted average fully diluted shares	31,317	28,232	30,661	28,503

Earnings per share:
Basic	$0.42	$0.52	$1.54	$1.41

Diluted	$0.41	$0.51	$1.50	$1.39

Outstanding common stock equivalents having no dilutive effect	1	83	10	184

4. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our available-for-sale and held-to-maturity investment securities. None of our investment securities are classified as trading.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gain	Loss	Value
Available-for-Sale Securities:
September 30, 2016
GSE	$35,070	$66	$—	$35,136
CMO	259,379	5,396	34	264,741
FNMA MBS	370,292	10,149	150	380,291
FHLMC MBS	66,326	1,846	—	68,172
GNMA MBS	28,264	646	42	28,868
Other investments	627	—	—	627

	$759,958	$18,103	$226	$777,835

December 31, 2015
GSE	$31,041	$—	$127	$30,914
CMO	253,189	713	2,414	251,488
FNMA MBS	320,105	1,081	2,715	318,471
FHLMC MBS	99,350	405	313	99,442
GNMA MBS	20,387	420	93	20,714

	$724,072	$2,619	$5,662	$721,029

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gain	Loss	Value
Held-to-Maturity Securities (1)
September 30, 2016
State and political subdivisions	$164,880	$4,713	$31	$169,562

December 31, 2015
State and political subdivisions	$165,862	$1,943	$62	$167,743

(1)	Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $2.4 million and $2.9 million at September 30, 2016 and December 31, 2015, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The scheduled maturities of investment securities available-for-sale and held-to-maturity at September 30, 2016 and December 31, 2015 are presented in the table below:

	Available-for-Sale (1)
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2016
Within one year	$8,995	$9,010
After one year but within five years	26,075	26,125
After five years but within ten years	281,237	289,917
After ten years	443,024	452,156

	$759,331	$777,208

December 31, 2015
Within one year	$3,997	$3,995
After one year but within five years	30,009	29,840
After five years but within ten years	218,023	215,018
After ten years	472,043	472,176

	$724,072	$721,029

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2016
Within one year	$—	$—
After one year but within five years	5,097	5,180
After five years but within ten years	9,030	9,219
After ten years	150,753	155,163

	$164,880	$169,562

December 31, 2015
Within one year	$1,486	$1,488
After one year but within five years	3,465	3,456
After five years but within ten years	7,939	8,045
After ten years	152,972	154,754

	$165,862	$167,743

(1)	Included in the investment portfolio, but not in the table above, is a mutual fund with an amortized cost and fair value, as of September 30, 2016 of $0.6 million, which has no stated maturity.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers have the right to call or prepay obligations with or without a prepayment penalty.

Investment securities with fair market values aggregating $598.9 million and $457.0 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of September 30, 2016 and December 31, 2015, respectively.

During the first nine months of 2016 and 2015, we sold $155.8 million and $117.3 million, respectively of investment securities categorized as available-for-sale, for a gain of $1.9 million and $1.0 million, respectively. No losses were incurred from sales during the first nine months of 2016 and 2015.

As of September 30, 2016 and December 31, 2015, our investment securities portfolio had remaining unamortized premiums of $18.5 million and $18.3 million, respectively, and unaccreted discounts of $0.3 million at both September 30, 2016 and December 31, 2015.

For those investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at September 30, 2016.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
CMO	$7,690	$1	$5,144	$33	$12,834	$34
FNMA MBS	37,371	150	—	—	37,371	150
GNMA MBS	9,311	42	—	—	9,311	42

Total temporarily impaired investments	$54,372	$193	$5,144	$33	$59,516	$226

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Held-to-maturity securities:
State and political subdivisions	$3,372	$21	$708	$10	$4,080	$31

Total temporarily impaired investments	$3,372	$21	$708	$10	$4,080	$31

For investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2015.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
GSE	$30,914	$127	$—	$—	$30,914	$127
CMO	139,486	1,703	26,536	711	166,022	2,414
FNMA MBS	214,465	2,715	—	—	214,465	2,715
FHLMC MBS	41,791	136	4,025	177	45,816	313
GNMA MBS	4,073	29	2,377	64	6,450	93

Total temporarily impaired investments	$430,729	$4,710	$32,938	$952	$463,667	$5,662

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Held-to-maturity securities:
State and political subdivisions	$9,845	$62	$—	$—	$9,845	$62

Total temporarily impaired investments	$9,845	$62	$—	$—	$9,845	$62

At September 30, 2016, we owned investment securities totaling $63.6 million for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $0.3 million at September 30, 2016. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

All securities, with the exception of one, were AA-rated or better at the time of purchase and remained investment grade at September 30, 2016. All securities were evaluated for OTTI at September 30, 2016 and December 31, 2015. The result of this evaluation showed no OTTI as of September 30, 2016 or December 31, 2015. The estimated weighted average duration of MBS was 4.3 years at September 30, 2016.

5. LOANS

The following table shows our loan portfolio by category:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Commercial and industrial	$1,266,717	$1,061,597
Owner-occupied commercial	1,057,645	880,643
Commercial mortgages	1,153,903	966,698
Construction	208,976	245,773
Residential	268,711	259,679
Consumer	438,158	360,249

	4,394,110	$3,774,639
Less:
Deferred fees, net	8,055	$8,500
Allowance for loan losses	39,028	37,089

Net loans	$4,347,027	$3,729,050

The following table shows the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the Company applies ASC 310-30 as of the dates indicated:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Outstanding principal balance	$46,892	$38,067
Carrying amount	37,829	32,658
Allowance for loan losses	274	132

The following table presents the changes in accretable yield on the acquired credit impaired loans for the nine months ended September 30, 2016:

(Dollars in thousands)	January 1 through September 30, 2016
Balance at beginning of period	$4,764
Accretion	(1,933)
Reclassification from nonaccretable difference	1,086
Additions/adjustments	344
Disposals	(7)

Balance at the end of the period	$4,254

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

When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, if necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the nine months ended September 30, 2016, net charge-offs totaled $5.9 million or 0.20% of average loans annualized, compared to $9.0 million, or 0.36% of average loans annualized, during the nine months ended September 30, 2015.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled as follows: commercial, owner-occupied, commercial real estate and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last 23 quarters. During 2016, we increased the look-back period to 23 quarters from the 20 quarters used at December 31, 2015. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the core reserves calculated by the ALLL model are adequately considering the losses within a full credit cycle.

Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 23 quarter look-back period.

Qualitative adjustment factors consider various current internal and external conditions which are allocated among loan types and take into consideration:

•	Current underwriting policies, staff, and portfolio mix,

•	Internal trends of delinquency, nonaccrual and criticized loans by segment,

•	Risk rating accuracy, control and regulatory assessments/environment,

•	General economic conditions - locally and nationally,

•	Market trends impacting collateral values,

•	The competitive environment, as it could impact loan structure and underwriting, and

•	Valuation complexity by segment.

The above factors are based on their relative standing compared to the period in which historic losses are used in core reserve estimates and current directional trends. Qualitative factors in our model can add to or subtract from core reserves. Continued economic improvement and continued refinement of the quantitative model have driven an overall reduction in qualitative factors during the period.

The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be approximately 8 quarters as of September 30, 2016. Our residential mortgage and consumer LEP remained at 4 quarters as of September 30, 2016. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our commercial LEP at least annually.

The final component of the allowance in prior periods is the reserve for model estimation and complexity risk. The calculation of this reserve is generally quantitative; however, qualitative estimates of valuations and risk assessment, and methodology judgments are necessary in order to capture factors not already included in other components in our allowance for loan losses methodology. We review qualitative estimates of valuation factors quarterly and management uses its judgement to make adjustments based on current trends. During the second quarter of 2016 as a result of continued improvement in the model and normal review of the factors, we removed the model estimation and complexity risk reserve from our calculation of the allowance of loan losses.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.

The following tables provide the activity of our allowance for loan losses and loan balances for three and nine months ended September 30, 2016:

(Dollars in thousands)	Commercial	Owner-Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Three months ended September 30, 2016
Allowance for loan losses
Beginning balance	$11,402	$6,723	$8,135	$3,308	$2,352	$5,826	$—	$37,746
Charge-offs	(3,737)	(1,415)	(1)	(30)	(43)	(518)	—	(5,744)
Recoveries	223	15	197	440	33	290	—	1,198
Provision (credit)	3,714	1,437	1,089	(824)	(179)	401	—	5,638
Provision for acquired loans	117	185	(48)	(76)	12	—	—	190

Ending balance	$11,719	$6,945	$9,372	$2,818	$2,175	$5,999	$—	$39,028

Nine months ended September 30, 2016
Allowance for loan losses
Beginning balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089
Charge-offs	(4,643)	(1,556)	(79)	(59)	(72)	(1,967)	—	(8,376)
Recoveries	557	66	310	486	112	922	—	2,453
Provision (credit)	4,551	1,564	2,650	(1,104)	(177)	1,118	(1,010)	$7,592
Provision for acquired loans	98	201	4	(26)	31	(38)	—	270

Ending balance	$11,719	$6,945	$9,372	$2,818	$2,175	$5,999	$—	$39,028

Period-end allowance allocated to:
Loans individually evaluated for impairment	$692	$—	$1,264	$215	$989	$201	$—	$3,361
Loans collectively evaluated for impairment	10,974	6,923	7,982	2,549	1,167	5,798	—	35,393
Acquired loans evaluated for impairment	53	22	126	54	19	—	—	274

Ending balance	$11,719	$6,945	$9,372	$2,818	$2,175	$5,999	$—	$39,028

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$4,198	$2,510	$7,165	$1,419	$13,957	$8,105	$—	$37,354	(2)
Loans collectively evaluated for impairment	1,077,258	869,051	904,328	182,338	150,318	368,428	—	3,551,721
Acquired nonimpaired loans	175,570	175,411	229,530	21,627	103,537	61,257	—	766,932
Acquired impaired loans	9,691	10,673	12,880	3,592	899	368	—	38,103

Ending balance	$1,266,717	$1,057,645	$1,153,903	$208,976	$268,711	$438,158	$—	$4,394,110	(3)

The following table provides the activity of the allowance for loan losses and loan balances for the three and nine months ended September 30, 2015:

(Dollars in thousands)	Commercial	Owner Occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Three months ended September 30, 2015
Allowance for loan losses
Beginning balance	$14,512	$6,733	$6,831	$3,313	$2,709	$5,788	$959	$40,845
Charge-offs	(4,147)	(26)	(804)	—	(130)	(1,499)	—	(6,606)
Recoveries	84	40	14	19	158	405	—	720
Provision (credit)	303	(62)	231	306	(362)	1,086	11	1,513
Provision for acquired loans	—	—	(71)	104	(92)	(1)	—	(60)

Ending balance	$10,752	$6,685	$6,201	$3,742	$2,283	$5,779	$970	$36,412

Nine months ended September 30, 2015
Allowance for loan losses
Beginning balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426
Charge-offs	(6,184)	(623)	(808)	—	(397)	(2,570)	—	(10,582)
Recoveries	198	62	83	179	195	839	—	1,556
Provision (credit)	3,485	574	(508)	863	50	1,460	(550)	5,374
Provision for acquired loans	416	29	168	104	(88)	9	—	638

Ending balance	$10,752	$6,685	$6,201	$3,742	$2,283	$5,779	$970	$36,412

Period-end allowance allocated to:
Loans individually evaluated for impairment	$993	$—	$241	$214	$934	$202	$—	$2,584
Loans collectively evaluated for impairment	9,406	6,657	5,907	3,527	1,348	5,577	970	33,392
Acquired loans evaluated for impairment	353	28	53	1	1	—	—	436

Ending balance	$10,752	$6,685	6,201	$3,742	$2,283	$5,779	$970	$36,412

Period-end loan balances:
Loans individually evaluated for impairment	$5,775	$1,170	$6,805	$1,419	$14,613	$7,749	$—	$37,531 (2)
Loans collectively evaluated for impairment	900,660	770,246	836,556	190,925	169,566	327,524	—	3,195,477
Acquired nonimpaired loans	28,998	37,937	25,555	8,223	15,137	5,930	—	121,780
Acquired impaired loans	2,627	2,195	5,400	2,594	380	7	—	13,203

Ending balance	$938,060	$811,548	$874,316	$203,161	$199,696	$341,210	$—	$3,367,991 (3)

(1)	Represents the portion of the allowance for loan losses established to capture factors not already included in other components in our allowance for loan losses methodology.
(2)	The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $14.2 million and $13.6 million for the periods ending September 30, 2016 and 2015, respectively. Accruing troubled debt restructured loans are considered impaired loans.
(3)	Ending loan balances do not include deferred costs.

Nonaccrual and Past Due Loans

Nonaccruing loans are those on which the accrual of interest has ceased. We discontinue accrual of interest on originated loans after payments become more than 90 days past due or earlier if we do not expect the full collection of principal or interest in accordance with the terms of the loan agreement. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the accretion of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectability of principal and interest. Loans greater than 90 days past due and still accruing are defined as loans contractually past due 90 days or more as to principal or interest payments, but which remain in accrual status because they are considered well secured and are in the process of collection.

The following tables show our nonaccrual and past due loans at the dates indicated:

September 30, 2016 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$354	$1,297	$—	$1,651	$1,251,430	$9,691	$3,945	$1,266,717
Owner-occupied commercial	572	—	—	572	1,043,890	10,673	2,510	1,057,645
Commercial mortgages	3,096	6,902	—	9,998	1,123,939	12,880	7,086	1,153,903
Construction	—	—	—	—	205,384	3,592	—	208,976
Residential	4,867	157	—	5,024	257,308	899	5,480	268,711
Consumer	788	135	271	1,194	432,445	368	4,151	438,158

Total (1)	$9,677	$8,491	$271	$18,439	$4,314,396	$38,103	$23,172	$4,394,110

% of Total Loans	0.22%	0.19%	0.01%	0.42%	98.18%	0.87%	0.53%	100%

(1)	The balances above include $766.9 million of acquired nonimpaired loans.

December 31, 2015 (In Thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,686	$270	$12,355	$14,311	$1,028,973	$12,985	$5,328	$1,061,597
Owner-occupied commercial	713	217	4,886	5,816	869,048	4,688	1,091	880,643
Commercial mortgages	141	4	288	433	952,426	10,513	3,326	966,698
Construction	—	—	—	—	242,229	3,544	—	245,773
Residential	5,263	621	251	6,135	245,307	950	7,287	259,679
Consumer	1,222	36	252	1,510	354,599	7	4,133	360,249

Total (1)	$9,025	$1,148	$18,032	$28,205	$3,692,582	$32,687	$21,165	$3,774,639

% of Total Loans	0.24%	0.03%	0.48%	0.75%	97.83%	0.86%	0.56%	100%

(1)	The balances above include $371.1 million of acquired nonimpaired loans

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

The following tables provide an analysis of our impaired loans at September 30, 2016 and December 31, 2015:

	Ending	Loans with	Loans with		Contractual	Average
September 30, 2016	Loan	No Related	Related	Related	Principal	Loan
(Dollars in thousands)	Balances	Reserve (1)	Reserve	Reserve	Balances	Balances
Commercial	$5,383	$1,578	$3,805	$745	$6,616	$5,430
Owner-occupied commercial	4,153	2,510	1,643	22	4,340	2,827
Commercial mortgages	9,152	1,614	7,538	1,390	11,529	5,889
Construction	2,524	—	2,524	269	2,625	1,942
Residential	14,776	6,967	7,809	1,008	16,994	15,174
Consumer	8,105	6,791	1,314	201	9,922	7,856

Total (2)	$44,093	$19,460	$24,633	$3,635	$52,026	$39,118

(1)	Reflects loan balances at or written down to their remaining book balance.
(2)	The above includes acquired impaired loans totaling $6.7 million in the ending loan balance and $7.8 million in the contractual principal balance.

December 31, 2015 (Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$6,137	$951	$5,186	$1,168	$20,206	$9,391
Owner-occupied commercial	2,127	1,090	1,037	22	2,947	2,111
Commercial mortgages	4,652	3,410	1,242	103	11,826	7,540
Construction	1,419	—	1,419	211	1,419	1,448
Residential	15,710	9,034	6,676	920	18,655	15,264
Consumer	7,665	6,498	1,167	200	9,353	6,801

Total (2)	$37,710	$20,983	$16,727	$2,624	$64,406	$42,555

(1)	Reflects loan balances at or written down to their remaining book balance.
(2)	The above includes acquired impaired loans totaling $2.9 million in the ending loan balance and $3.5 million in the contractual principal balance.

Interest income of $0.5 million and $0.8 million was recognized on impaired loans during the three and nine months ended September 30, 2016, respectively. Interest income of $0.4 million and $1.3 million was recognized on impaired loans during the three and nine months ended September 30, 2015.

As of September 30, 2016, there were 27 residential loans and 12 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $4.9 million and $2.0 million, respectively. As of December 31, 2015, there were 32 residential loans and 3 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $5.0 million and $0.7 million, respectively.

Reserves on Acquired Nonimpaired Loans

In accordance with FASB ASC 310, loans acquired by the Bank through its merger with FNBW, Alliance and Penn Liberty are required to be reflected on the balance sheet at their fair values on the date of acquisition as opposed to their contractual values. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date the Bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

Credit Quality Indicators

Below is a description of each of our risk ratings for all commercial loans:

•	Pass. These borrowers currently show no indication of deterioration or potential problems and their loans are considered fully collectible .

•	Special Mention. Borrowers have potential weaknesses that deserve management’s close attention. Borrowers in this category may be experiencing adverse operating trends, for example, declining revenues or margins, high leverage, tight liquidity, or increasing inventory without increasing sales. These adverse trends can have a potential negative effect on the borrower’s repayment capacity. These assets are not adversely classified and do not expose the Bank to significant risk that would warrant a more severe rating. Borrowers in this category may also be experiencing significant management problems, pending litigation, or other structural credit weaknesses.

•	Substandard. Borrowers have well-defined weaknesses that require extensive oversight by management. Borrowers in this category may exhibit one or more of the following: inadequate debt service coverage, unprofitable operations, insufficient liquidity, high leverage, and weak or inadequate capitalization. Relationships in this category are not adequately protected by the sound financial worth and paying capacity of the obligor or the collateral pledged on the loan, if any. The distinct possibility exists that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful. Borrowers have well-defined weaknesses inherent in the Substandard category with the added characteristic that the possibility of loss is extremely high. Current circumstances in the credit relationship make collection or liquidation in full highly questionable. A doubtful asset has some pending event that may strengthen the asset that defers the loss classification. Such impending events include: perfecting liens on additional collateral, obtaining collateral valuations, an acquisition or liquidation preceding, proposed merger, or refinancing plan.

•	Loss. Borrowers are uncollectible or of such negligible value that continuance as a bankable asset is not supportable. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical to defer writing off this asset even though partial recovery may be recognized sometime in the future.

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

Commercial Credit Exposure

(Dollars in thousands)	Commercial		Owner-Occupied Commercial		Commercial Mortgages		Construction		Total Commercial(1)
									Sept. 30, 2016		Dec. 31, 2015
	Sept. 30, 2016	Dec. 31 2015	Sept. 30, 2016	Dec. 31 2015	Sept. 30, 2016	Dec. 31 2015	Sept. 30, 2016	Dec. 31 2015	Amount	%	Amount	%
Risk Rating:
Special mention	$16,925	$5,620	$16,744	$9,535	$34,368	$12,323	$188	$—	$68,225		$27,478
Substandard:
Accrual	28,630	33,883	18,941	22,901	11,170	2,547	2,011	8,296	60,752		67,627
Nonaccrual	3,253	4,164	2,510	1,090	5,822	3,326	—	—	11,585		8,580
Doubtful	692	1,164	—	—	1,264	—	—	—	1,956		1,164

Total Special and Substandard	49,500	44,831	38,195	33,526	52,624	18,196	2,199	8,296	142,518	4%	104,849	3%
Acquired impaired	9,691	12,985	10,673	4,688	12,880	10,513	3,592	3,544	36,836	1	31,730	1
Pass	1,207,526	1,003,781	1,008,777	842,429	1,088,399	937,989	203,185	233,933	3,507,887	95	3,018,132	96

Total	$1,266,717	$1,061,597	$1,057,645	$880,643	$1,153,903	$966,698	$208,976	$245,773	$3,687,241	100%	$3,154,711	100%

(1)	Table includes $602.1 million and $277.0 million of acquired nonimpaired loans as of September 30, 2016 and December 31, 2015, respectively.

Residential and Consumer Credit Exposure

(Dollars in thousands)	Residential		Consumer		Total Residential and Consumer(2)
	Sept. 30,	Dec. 31	Sept. 30,	Dec. 31	Sept. 30, 2016		Dec. 31, 2015
	2016	2015	2016	2015	Amount	Percent	Amount	Percent
Nonperforming(1)	$13,957	$15,548	$8,105	$7,664	$22,062	3%	$23,212	4%
Acquired impaired loans	899	950	368	7	1,267	—	957	—
Performing	253,855	243,181	429,685	352,578	683,540	97	595,759	96

Total	$268,711	$259,679	$438,158	$360,249	$706,869	100%	$619,928	100%

(1)	Includes $14.2 million as of September 30, 2016 and $13.6 million as of December 31, 2015 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.
(2)	Total includes $164.8 million and $94.2 million in acquired nonimpaired loans as of September 30, 2016 and December 31, 2015, respectively.

Troubled Debt Restructurings (TDR)

TDRs are recorded in accordance with FASB ASC 310-40, Troubled Debt Restructuring by Creditors (ASC 310-40). The balance of TDRs at September 30, 2016 and December 31, 2015 was $22.0 million and $24.6 million, respectively. The balance at September 30, 2016 included approximately $7.8 million of TDRs in nonaccrual status and $14.2 million of TDRs in accrual status compared to $11.0 million in nonaccrual status and $13.6 million in accrual status at December 31, 2015. Approximately $1.8 million and $2.1 million in related reserves have been established for these loans at September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016, the terms of 20 loans were modified in TDRs. Twelve modifications were for consumer loans of which ten were HELOC conversions and two loans were discharged in bankruptcy. Six were residential mortgages; three received rate reduction and maturity date extension, two received forbearance agreements and one residential mortgage was discharged in bankruptcy. One commercial loan in bankruptcy was granted interest-only payments and one commercial loan was granted a maturity date extension. Our concessions on restructured loans typically consist of forbearance agreements, reduction in interest rates or extensions of maturities. Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months and payment is reasonably assured.

The following table presents loans identified as TDRs during the three and nine months ended September 30, 2016 and 2015.

(Dollars in thousands)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Commercial	$—	$—	$1,125	$—
Owner Occupied Commercial	—	—	—	577
Commercial mortgages	—	—	—	—
Construction	—	—	—	—
Residential	797	38	1,523	447
Consumer	278	643	733	1,306

Total	$1,075	$681	$3,381	$2,330

During the nine months ended September 30, 2016, the TDRs set forth in the table above increased our allowance for loan losses less than $0.1 million, and resulted in charge-offs of less than $0.1 million. For the same period of 2015, the TDRs set forth in the table above increased our allowance for loan losses less than $0.1 million through the allocation of a related reserve and resulted in charge-offs of less than $0.1 million.

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

Our investment in reverse mortgages totaled $23.1 million at September 30, 2016. The portfolio consists of 80 loans with an average borrowers’ age of 94 years old and there is currently significant overcollateralization in the portfolio, as the realizable collateral value (the lower of collectible principal and interest, or appraised value and annual broker price opinion of the home) of $42.1 million exceeds the outstanding book balance at September 30, 2016. Broker price opinions are updated at least annually. Additional broker price opinions are obtained when our quarterly review indicates that a home’s value has increased or decreased by at least 50% during any given period.

The carrying value of the reverse mortgages is calculated using a proprietary model that uses the income approach as described in FASB ASC 820-10, Fair Value Measurements and Disclosure (ASC 820-10). The model is a present value cash flow model which describes the components of a present value measurement. The model incorporates the projected cash flows of the loans (includes payouts and collections) and then discounts these cash flows using the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is expected to be liquidated. The inputs to the model reflect our expectations of what other market participants would use in pricing this asset in a current transaction and therefore is consistent with ASC 820 that requires an exit price methodology for determining fair value.

To determine the carrying value of these reverse mortgages as of September 30, 2016, we used the proprietary model described above and actual cash flow information to estimate future cash flows. There are three main drivers of cash flows; 1) move-out rates, 2) house price appreciation (HPA) forecasts, and 3) internal rate of return.

1)	Move-out Rates – We used the actuarial estimates of contract termination provided in the United States Mortality Rates Period Life Table, 2011, published by the Office of the Actuary—Social Security in 2015, adjusted for expected prepayments and relocations which we adopted during 2016.

2)	House Price Appreciation – We utilize house price forecasts from various market sources. Based on this information, we forecasted a 2.5% increase in housing prices during 2016 and a 2.0% increase in the following year and thereafter. We believe this forecast continues to be appropriate given the nature of reverse mortgage collateral and historical under-performance to the broad housing market. Annually, during the fourth quarter, current collateral values are updated through broker price opinions.

3)	Internal Rate of Return – As of September 30, 2016, the internal rate of return (IRR) of 19.49% was the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is expected to be liquidated.

As of September 30, 2016, the Company’s actuarially estimated cash payments to reverse mortgagors are as follows:

(Dollars in thousands)
Year Ending
2016	$266
2017	433
2018	341
2019	265
2020	204
Years 2021 - 2025	471
Years 2026 - 2030	95
Years 2031 - 2035	14
Thereafter	2

Total (1)	$2,091

(1)	This table does not take into consideration cash inflow including payments from mortgagors or payoffs based on contractual terms.

The amount of the contract value that would be forfeited if we were not to make cash payments to reverse mortgagors in the future is $6.4 million.

The future cash flows depend on the HPA assumptions. If the future changes in collateral value were assumed to be zero, income would decrease by $0.7 million for the quarter ended September 30, 2016 with an IRR of 18.76%. If the future changes in collateral value were assumed to be reduced by 1%, income would decrease by $0.3 million with an IRR of 19.16%.

The net present value of the projected cash flows depends on the IRR used. If the IRR increased by 1%, the net present value would increase by $1.2 million. If the IRR decreased by 1%, the net present value would decrease by $1.2 million.

8. GOODWILL AND INTANGIBLES

In accordance with FASB ASC 805, Business Combinations (ASC 805) and FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.

During the nine months ended September 30, 2016, we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

	WSFS	Cash	Wealth	Consolidated
(Dollars in thousands)	Bank	Connect	Management	Company
December 31, 2015	$80,078	$—	$5,134	$85,212
Changes in goodwill	(1,496)	—	—	(1,496)
Goodwill from business combinations	65,206	—	6,514	71,720

September 30, 2016	$143,788	$—	$11,648	$155,436

ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets:

	Gross		Net
(Dollars in thousands)	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
September 30, 2016
Core deposits	$13,128	(5,344)	$7,784
Customer relationships	11,105	(2,511)	8,594
Non-compete agreements	604	(374)	230
Mortgage servicing rights	1,518	(1,034)	484
Favorable lease asset	195	(14)	181

Total intangible assets	$26,550	$(9,277)	$17,273

December 31, 2015
Core deposits	$10,246	(4,512)	$5,734
Customer relationships	5,495	(2,028)	3,467
Non-compete agreements	511	(110)	401
Mortgage servicing rights	1,430	(949)	481

Total intangible assets	$17,682	$(7,599)	$10,083

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and either accelerated or straight-line methods of amortization. During the nine months ended September 30, 2016, we recognized amortization expense on other intangible assets of $1.3 million.

The following presents the estimated amortization expense of intangibles:

(Dollars in thousands)	Amortization of Intangibles
Remaining in 2016	$641
2017	2,295
2018	2,132
2019	2,063
2020	1,868
Thereafter	8,274

Total	$17,273

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

The following are disclosures of the net periodic benefit cost components of postretirement benefits measured at January 1, 2016 and 2015.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$14	$15	$43	$44
Interest cost	19	22	57	66
Prior service cost amortization	(18)	(19)	(44)	(57)
Net gain recognition	(16)	(5)	(47)	(15)

Net periodic benefit cost	$(1)	$13	$9	$38

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

There were no unrecognized tax benefits as of September 30, 2016. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2013 through 2015 tax years are subject to examination as of September 30, 2016. Pennsylvania is currently auditing our 2012 and 2013 state tax returns. We do not expect to record or realize any material unrecognized tax benefits during 2016.

As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $0.4 million and $1.2 million of such amortization has been reflected as income tax expense for the three and nine months ended September 30, 2016, respectively, compared to $0.5 million and $1.4 million for the same periods in 2015.

The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the nine months ended September 30, 2016 were $1.2 million, $1.2 million and $0.3 million, respectively. The carrying value of the investment in affordable housing credits is $10.8 million at September 30, 2016, compared to $12.0 million at December 31, 2015.

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

The following tables present financial instruments carried at fair value as of September 30, 2016 and December 31, 2015 by level in the valuation hierarchy (as described above):

(Dollars in thousands) September 30, 2016	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis
Available-for-sale securities:
CMO	$—	$264,741	$—	$264,741
FNMA MBS	—	380,291	—	380,291
FHLMC MBS	—	68,172	—	68,172
GNMA MBS	—	28,868	—	28,868
GSE	—	35,136	—	35,136
Other investments	627	—	—	627

Total assets measured at fair value on a recurring basis	$627	$777,208	$—	$777,835
Assets measured at fair value on a nonrecurring basis
Other real estate owned	$—	$—	$3,232	$3,232
Loans held-for-sale	—	61,198	—	61,198
Impaired loans, net	—	—	40,458	40,458

Total assets measured at fair value on a nonrecurring basis	$—	$61,198	$43,690	$104,888

(Dollars in thousands) December 31, 2015	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis
Available-for-sale securities:
CMO	$—	$251,488	$—	$251,488
FNMA MBS	—	318,471	—	318,471
FHLMC MBS	—	99,442	—	99,442
GNMA MBA	—	20,714	—	20,714
GSE		30,914	—	30,914

Total assets measured at fair value on a recurring basis	$—	$721,029	$—	$721,029
Assets measured at fair value on a nonrecurring basis
Other real estate owned	$—	$—	$5,080	$5,080
Loans held-for sale	—	41,807	—	41,807
Impaired loans (collateral dependent)	—	—	35,086	35,086

Total assets measured at fair value on a nonrecurring basis	$—	$41,807	$40,166	$81,973

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ending September 30, 2016 and no material liabilities measured at fair value as of September 30, 2016 and December 31, 2015.

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

Available-for-sale securities

As of September 30, 2016, securities classified as available-for-sale are reported at fair value using Level 2 inputs, except for one mutual fund asset related to the Penn Liberty acquisition, which is categorized as Level 1. Included in the Level 2 total are approximately $35.1 million in U.S. Treasury Notes and Federal Agency debentures, and $742.1 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Loans held for sale

The fair value of our loans held for sale is based upon estimates using Level 2 inputs. These inputs are based upon pricing information obtained from secondary markets and brokers and applied to loans with similar interest rates and maturities.

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

Impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans has a gross amount of $44.1 million and $37.7 million at September 30, 2016 and December 31, 2015, respectively. The valuation allowance on impaired loans was $3.6 million as of September 30, 2016 and $2.6 million as of December 31, 2015.

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

Loans held for sale

Loans held for sale are carried at their fair value (see discussion in “Fair Value of Financial Assets and Liabilities” section above).

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, owner-occupied commercial construction, residential mortgages and consumer. For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are utilized if appraisals are not available. This technique does not contemplate an exit price.

Reverse mortgage loans

The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional information on reverse mortgage loans, see Note 7- Reverse Mortgage Loans.

Stock in the Federal Home Loan Bank (FHLB) of Pittsburgh

The fair value of FHLB stock is assumed to be equal to its cost basis, since the stock is non-marketable but redeemable at its par value.

Other assets

Other assets includes, among others, other real estate owned (see discussion earlier in this note) and our investment in Visa Class B stock. Our ownership includes shares acquired at no cost from our prior participation in Visa’s network, while Visa operated as a cooperative. During 2015 and 2016 we purchased additional shares which are accounted for as non-marketable equity securities and carried at cost. We evaluated the shares carried at cost for OTTI as of September 30, 2016, and the evaluation showed no OTTI as of September 30, 2016. Following resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares.

While only current owners of Class B shares are allowed to purchase other Class B shares, there have been several transactions between Class B shareholders. Based on these transactions we estimate the value of our Class B shares to be $13.3 million as of September 30, 2016.

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

The book value and estimated fair value of our financial instruments are as follows:

(Dollars in thousands)	Fair Value	September 30, 2016		December 31, 2015
	Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$813,405	813,405	$561,179	$561,179
Investment securities available-for-sale	Level 2	777,835	777,835	721,029	721,029
Investment securities held-to-maturity	Level 2	164,880	169,562	165,862	167,743
Loans, held-for-sale	Level 2	61,198	61,198	41,807	41,807
Loans, net(1)	Level 2	4,306,569	4,283,862	3,693,964	3,637,714
Impaired loans, net	Level 3	40,458	40,458	35,086	35,086
Reverse mortgage loans	Level 3	23,120	23,120	24,284	24,284
Stock in FHLB of Pittsburgh	Level 2	36,710	36,710	30,519	30,519
Accrued interest receivable	Level 2	15,257	15,257	14,040	14,040
Other assets	Level 3	7,277	16,625	8,669	18,416
Financial liabilities:
Deposits	Level 2	4,733,639	4,528,014	4,016,566	3,791,606
Borrowed funds	Level 2	1,144,707	1,143,498	932,886	933,905
Standby letters of credit	Level 3	284	284	195	195
Accrued interest payable	Level 2	3,658	3,658	801	801

(1)	Excludes impaired loans, net.

At September 30, 2016 and December 31, 2015 we had no commitments to extend credit measured at fair value.

12. SEGMENT INFORMATION

As defined in FASB ASC 280, Segment Reporting (ASC 280), an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying unaudited Consolidated Financial Statements. Based on these criteria, we have identified three segments: WSFS Bank, Cash Connect, and Wealth Management.

The WSFS Bank segment provides financial products to commercial and retail customers. Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS Bank. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Accordingly, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment in accordance with ASC 280.

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

Segment information for the three months ended September 30, 2016 and 2015 follows:

	Three months ended September 30, 2016
(Dollars in thousands)
	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$53,332	$—	$2,005	$55,337
Noninterest income	11,957	8,632	6,260	26,849

Total external customer revenues	65,289	8,632	8,265	82,186

Inter-segment revenues:
Interest income	1,302	—	1,698	3,000
Noninterest income	2,140	229	27	2,396

Total inter-segment revenues	3,442	229	1,725	5,396

Total revenue	68,731	8,861	9,990	87,582

External customer expenses:
Interest expense	6,113	—	203	6,316
Noninterest expenses	40,991	5,006	4,500	50,497
Provision for loan losses	5,669	—	159	5,828

Total external customer expenses	52,773	5,006	4,862	62,641

Inter-segment expenses:
Interest expense	1,698	790	512	3,000
Noninterest expenses	256	744	1,396	2,396

Total inter-segment expenses	1,954	1,534	1,908	5,396

Total expenses	54,727	6,540	6,770	68,037

Income before taxes	$14,004	$2,321	$3,220	$19,545
Income tax provision				6,823

Consolidated net income				$12,722

Capital expenditures	$10,900	$248	$11	$11,159
As of September 30, 2016:
Statement of Condition
Cash and cash equivalents	$99,298	$712,209	$1,898	$813,405
Goodwill	143,788	—	11,648	155,436
Other segment assets	5,499,725	2,599	156,428	5,658,752

Total segment assets	$5,742,811	$714,808	$169,974	$6,627,593

	Three months ended September 30, 2015
(Dollars in thousands)
	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$42,873	$—	$1,984	$44,857
Noninterest income	8,944	7,138	5,583	21,665

Total external customer revenues	51,817	7,138	7,567	66,522

Inter-segment revenues:
Interest income	879	—	1,697	2,576
Noninterest income	2,028	219	26	2,273

Total inter-segment revenues	2,907	219	1,723	4,849

Total revenue	54,724	7,357	9,290	71,371

External customer expenses:
Interest expense	3,688	—	172	3,860
Noninterest expenses	30,066	4,255	4,384	38,705
Provision for loan losses	1,345	—	108	1,453

Total external customer expenses	35,099	4,255	4,664	44,018

Inter-segment expenses
Interest expense	1,697	394	485	2,576
Noninterest expenses	245	624	1,404	2,273

Total inter-segment expenses	1,942	1,018	1,889	4,849

Total expenses	37,041	5,273	6,553	48,867

Income before taxes	$17,683	$2,084	$2,737	$22,504
Income tax provision				8,078

Consolidated net income				14,426

Capital expenditures (1)	$1,663	$429	$5	$2,097
As of December 31, 2015:
Statement of Condition
Cash and cash equivalents	$65,663	$493,165	$2,351	$561,179
Goodwill	80,078	—	5,134	85,212
Other segment assets	4,745,670	—	192,576	4,938,246

Total segment assets	$4,891,411	$493,165	$200,061	$5,584,637

(1)	Capital expenditures amounts have been adjusted to correct errors that were not material to our Form 10-Q for the quarterly period ended September 30, 2015. Previously reported capital expenditures were $3.5 million for WSFS Bank, $1.5 million for Cash Connect, $0.1 million for Wealth Management, and $5.0 million for Total Consolidated Company.

Segment information for the nine months ended September 30, 2016 and 2015 follows:

	Nine months ended September 30, 2016
(Dollars in thousands)
	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$150,862	$—	$6,024	$156,886
Noninterest income	31,982	24,443	18,343	74,768

Total external customer revenues	182,844	24,443	24,367	231,654

Inter-segment revenues:
Interest income	3,498	—	5,245	8,743
Noninterest income	6,211	632	76	6,919

Total inter-segment revenues	9,709	632	5,321	15,662

Total revenue	192,553	25,075	29,688	247,316

External customer expenses:
Interest expense	15,506	—	589	16,095
Noninterest expenses	109,265	14,687	13,771	137,723
Provision for loan losses	7,675	—	187	7,862

Total external customer expenses	132,446	14,687	14,547	161,680

Inter-segment expenses:
Interest expense	5,245	1,973	1,525	8,743
Noninterest expenses	708	2,186	4,025	6,919

Total inter-segment expenses	5,953	4,159	5,550	15,662

Total expenses	138,399	18,846	20,097	177,342

Income before taxes	$54,154	$6,229	$9,591	$69,974
Income tax provision				24,004

Consolidated net income				$45,970

Capital expenditures	$14,346	$672	$19	$15,037
As of September 30, 2016:
Statement of Condition
Cash and cash equivalents	$99,298	$712,209	$1,898	$813,405
Goodwill	143,788	—	11,648	155,436
Other segment assets	5,499,725	2,599	156,428	5,658,752

Total segment assets	$5,742,811	$714,808	$169,974	$6,627,593

	Nine months ended September 30, 2015
(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Total
Statement of Operations
External customer revenues:
Interest income	$124,739	$—	$6,024	$130,763
Noninterest income	27,615	20,845	16,758	65,218

Total external customer revenues	152,354	20,845	22,782	195,981

Inter-segment revenues:
Interest income	2,626	—	4,782	7,408
Noninterest income	5,810	601	73	6,484

Total inter-segment revenues	8,436	601	4,855	13,892

Total revenue	160,790	21,446	27,637	209,873

External customer expenses:
Interest expense	11,422	—	437	11,859
Noninterest expenses	91,066	12,780	12,426	116,272
Provision for loan losses	5,688	—	324	6,012

Total external customer expenses	108,176	12,780	13,187	134,143

Inter-segment expenses:
Interest expense	4,782	1,156	1,470	7,408
Noninterest expenses	674	1,882	3,928	6,484

Total inter-segment expenses	5,456	3,038	5,398	13,892

Total expenses	113,632	15,818	18,585	148,035

Income before taxes	$47,158	$5,628	$9,052	$61,838
Income tax provision				22,289

Consolidated net income				$39,549

Capital expenditures (1)	$3,243	$1,650	$20	$4,913
As of December 31, 2015:
Statement of Condition
Cash and cash equivalents	$65,663	$493,165	$2,351	$561,179
Goodwill	80,078	—	5,134	85,212
Other segment assets	4,745,670	—	192,576	4,938,246

Total segment assets	$4,891,411	$493,165	$200,061	$5,584,637

(1)	Capital expenditures amounts have been adjusted to correct errors that were not material to our Form 10-Q for the nine month period ended September 30, 2015. Previously reported capital expenditures were $4.6 million for WSFS Bank, $4.0 million for Cash Connect, $0.1 million for Wealth Management, and $8.7 million for Total Consolidated Company.

13. INDEMNIFICATIONS AND GUARANTEES

Secondary Market Loan Sales

Given the current interest rate environment, coupled with our desire not to hold newly originated residential mortgage loans in our portfolio, we generally sell these assets in the secondary market to mortgage loan aggregators, and on a more limited basis, to GSEs such as FHLMC, FNMA, and the FHLB. Loans held for sale are reflected on our unaudited Consolidated Statements of Condition at fair value with changes in the value reflected in our unaudited Consolidated Statements of Cash Flows and Comprehensive Income. Gains and losses are recognized at the time of sale. We periodically retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. The mortgage servicing rights are included in our intangible assets in our unaudited Consolidated Statements of Condition. Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that we intend to sell in the secondary market are accounted for as derivatives under the guidance in FASB ASC Topic 815, Derivatives and Hedging (ASC 815).

We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the nine months ended September 30, 2016.

Swap Guarantees

We entered into agreements with three unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. By the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event that the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows smaller financial institutions like us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives under ASC 815.

At September 30, 2016 there were 130 variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers, compared to 119 at December 31, 2015. The initial notional aggregate amount was approximately $498.6 million at September 30, 2016 compared to $481.6 million at December 31, 2015. At September 30, 2016 maturities ranged from one month to over 19 years. The aggregate market value of these swaps to the customers was a liability of $27.2 million at September 30, 2016 and $18.1 million at December 31, 2015. There were no reserves for the swap guarantees as of September 30, 2016.

14. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes unrealized gains and losses on available-for-sale investments and unrecognized prior service costs on defined benefit pension plans, and changes to the fair value of derivatives used for cash flow hedging. Changes to accumulated other comprehensive income are presented net of tax effect as a component of equity. Reclassification out of accumulated other comprehensive income is recorded on the statement of operations either as a gain or loss.

Changes to accumulated other comprehensive income by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in securities held-to- maturity	Net change in defined benefit plan	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Total
Balance, June 30, 2016	$12,841	$1,592	$1,244	$—	$15,677
Other comprehensive income before reclassifications	(1,112)	—	—	61	(1,051)
Plus (less): Net amounts reclassified to/from accumulated other comprehensive income	(645)	(102)	(20)	—	(767)

Net current-period other comprehensive income (loss)	(1,757)	(102)	(20)	61	(1,818)

Balance, September 30, 2016	$11,084	$1,490	$1,224	$61	$13,859

Balance, June 30, 2015	$(1,587)	$1,999	$817	$—	$1,229
Other comprehensive loss before reclassifications	6,178	—	—	—	6,178
Plus (less): Net amounts reclassified to/from accumulated other comprehensive income	(47)	(104)	(15)	—	(166)

Net current-period other comprehensive (loss) income	6,131	(104)	(15)	—	6,012

Balance, September 30, 2015	$4,544	$1,895	$802	$—	$7,241

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in securities held-to- maturity	Net change in defined benefit plan	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Total
Balance, December 31, 2015	$(1,887)	$1,795	$788	$—	$696
Other comprehensive income before reclassifications	14,143	—	—	61	14,204
Plus (less): Net amounts reclassified to/from accumulated other comprehensive income	(1,172)	(305)	436	—	(1,041)

Net current-period other comprehensive income (loss)	12,971	(305)	436	61	13,163

Balance, September 30, 2016	$11,084	$1,490	$1,224	$61	$13,859

Balance, December 31, 2014	$446	$2,207	$847	$—	$3,500
Other comprehensive income before reclassifications	4,721	—	—	—	4,721
Plus (less): Net amounts reclassified to/from accumulated other comprehensive income	(623)	(312)	(45)	—	(980)

Net current-period other comprehensive income (loss)	4,098	(312)	(45)	—	3,741

Balance, September 30, 2015	$4,544	$1,895	$802	$—	$7,241

The Consolidated Statements of Operations were impacted by components of other comprehensive income as shown in the table below:

	Three Months Ended		Affected line item in Consolidated Statements of Operations
(Dollars in thousands)	September 30,
	2016	2015
Securities available-for-sale:
Realized gains on securities transactions	$(1,040)	$(76)	Security gains, net
Income taxes	395	29	Income tax provision

Net of tax	$(645)	$(47)

Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(162)	$(159)	Interest income on investment securities
Income taxes	60	55	Income tax provision

Net of tax	$(102)	$(104)

Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(18)	$(19)
Transition obligation	—	—
Actuarial losses (gains)	(16)	(5)

Total before tax	$(34)	$(24)	Salaries, benefits and other compensation
Income taxes	14	9	Income tax provision

Net of tax	(20)	(15)

Total reclassifications	$(767)	$(166)

	Nine Months Ended		Affected line item in Consolidated Statements of Operations
	September 30,
	2016	2015
Securities available-for-sale:
Realized gains on securities transactions	$(1,890)	$(1,004)	Security gains, net
Income taxes	718	381	Income tax provision

Net of tax	$(1,172)	$(623)

Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(492)	$(487)	Interest income on investment securities
Income taxes	187	175	Income tax provision

Net of tax	$(305)	$(312)

Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(44)	$(57)
Transition obligation	—	—
Actuarial (gains) losses	746	(15)

Total before tax	$702	$(72)	Salaries, benefits and other compensation
Income taxes	(266)	27	Income tax provision

Net of tax	$436	$(45)

Total reclassifications	$(1,041)	$(980)

15. LEGAL AND OTHER PROCEEDINGS

As we disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, a tentative settlement was reached in the litigation captioned Goldstein v. Wilmington Savings Fund Society, FSB (In re: Universal Marketing, Inc.), Chapter 7, Case No. 09-15404 (ELF), Adv. Pro. No. 11-00512 (Bkcy. E. D. PA). The settlement has since been approved by the court, and the case has been dismissed.

From time to time we are brought into certain legal matters and/or disputes through our Wealth Management segment, as a result of sometimes highly complex documents and servicing requirements that are part of this business. While the outcomes carry some degree of uncertainty, management does not currently anticipate that the ultimate liability, if any, arising out of such other proceedings we are aware of, will have a material effect on the Consolidated Financial Statements.

There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB, or WSFS Bank, one of the ten oldest bank and trust companies continuously operating under the same name in the United States. At $6.6 billion in assets and $14.3 billion in fiduciary assets, WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other types of financial institutions. A fixture in the community, the Bank has been in operation for more than 184 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remains a leader in our community. We are a relationship-focused, locally-managed, community banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Experiences growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar service and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $3.7 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of September 30, 2016, we service our customers primarily from our 76 offices located in Delaware (46), Pennsylvania (28), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services through those branches and through Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions.

On August 12, 2016 we completed the acquisition of Penn Liberty Financial Corp. (Penn Liberty), a community bank headquartered in Wayne, Pennsylvania. We expect this acquisition to build our market share, deepen our presence in the southeastern Pennsylvania market, and grow our customer base. The results of Penn Liberty’s operations are included in our Consolidated Financial Statements since the date of the acquisition. See Note 2 – Business Combinations in the Notes to the Consolidated Financial Statements for further information.

Also during the third quarter, we acquired the assets of Powdermill Financial Solutions LLC (Powdermill), a multi-family office serving an affluent clientele in the local community and throughout the United States. This acquisition aligns with our strategic plan to expand our wealth management offerings and to diversify our fee-income generating businesses.

On October 17, 2016, we acquired the assets of West Capital Management, an independent, fee-only wealth management firm operating under a multi-family office philosophy. This acquisition aligns with our strategic plan to expand our wealth management offerings and to diversity our fee-income generating business.

The Cash Connect segment is a premier provider of ATM vault cash and smart safe and cash logistics in the United States. It manages over $891 million in vault cash in over 20,000 non-bank ATMs nationwide and provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect also operates 447 ATMs for the Bank, which has the largest branded ATM network in Delaware.

As a provider of ATM vault cash to the U.S. ATM industry, Cash Connect is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 16-year history, Cash Connect periodically has been exposed to losses through theft from armored courier companies and consistently has been able to recover losses through its risk management strategies.

The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through four businesses. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress is a registered investment advisor with approximately $683 million in assets under management. Cypress’ primary market segment is high net worth individuals and offers a ‘balanced’ investment style focused on preservation of capital and providing for current income. Christiana Trust, with $13.6 billion in assets under management and administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy, custodial and commercial domicile services to corporate and institutional clients. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

As a provider of trust services to our clients, we are exposed to operational, reputational and legal risks due to the inherent complexity of the trust business. To mitigate these risks, we rely on the hiring, development and retention of experienced Associates, financial controls, managerial oversight, and other risk management practices. Also, from time to time our trust business may give rise to disputes with clients and we may be exposed to litigation which could result in significant costs. The ultimate outcome of any litigation is uncertain.

The Company has three consolidated subsidiaries, WSFS Bank, Cypress and WSFS Wealth Management, LLC as well as one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has three wholly-owned subsidiaries, WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services LLC.

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

CRITICAL ACCOUNTING POLICIES

The preparation of the unaudited Consolidated Financial Statements in accordance with U.S. GAAP, requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for loan losses, investment in reverse mortgages, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2016, it is possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 1- Basis of Presentation to the unaudited Consolidated Financial Statements.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Financial Condition

Our total assets increased $1.0 billion, or 19%, to $6.6 billion during the nine months ended September 30, 2016. Net loans increased $618.0 million, or 17%, primarily due to organic and acquisition-related growth in our loan portfolio. Cash and cash equivalents increased $252.2 million, or 45%, primarily due to higher cash in non-owned ATMs reflecting the growth of our Cash Connect segment. Goodwill increased $70.2 million, or 82% and intangible assets increased $7.2 million, or 71%, both as a result of our acquisition activity. Investment securities increased $55.8 million, or 6%, which was primarily due to net purchases of $36.4 million of available for sale securities during the nine months ended September 30, 2016 as well as a $20.9 million increase in unrealized gains on the portfolio in comparison with December 31, 2015, reflecting a decline in interest rates.

Total liabilities increased $931.4 million, or 19%, to $5.9 billion during the nine months ended September 30, 2016. Deposits increased $717.1 million, or 18%, primarily due to our acquisition of Penn Liberty. FHLB advances, used to finance our organic and acquisition-related growth, increased $147.7 million, or 22%, which was partially offset by a decrease of $47.2 million, or 37% in fed funds and repurchase agreements. The $98.2 million, or greater than 100%, increase in senior debt reflects our issuance of $100.0 million of senior notes during the second quarter of 2016.

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

In the third quarter of 2016, WSFS repurchased 50,000 shares of common stock at an average price of $37.13 as part of our 5% buyback program approved by the Board of Directors during the fourth quarter of 2015. WSFS has 991,194 shares, or over 3% of outstanding shares, remaining to repurchase under this authorization.

Stockholders’ equity increased $111.5 million between December 31, 2015 and September 30, 2016. This increase was primarily due to the issuance of 1,806,748 shares of stock related to the Penn Liberty acquisition, which increased stockholder’s equity by $66.8 million, as well as net income for the nine months ended September 30, 2016 of $46.0 million, partially offset by the payment of common stock dividends and stock buybacks during the quarter.

Below is a table comparing the Bank and the Company’s consolidated capital position to the minimum regulatory requirements as of September 30, 2016:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$646,505	11.88%	$435,500	8.00%	$544,375	10.00%
WSFS Financial Corporation	622,339	11.42	436,128	8.00	545,160	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	606,688	11.14	326,625	6.00	435,500	8.00
WSFS Financial Corporation	582,604	10.69	327,096	6.00	436,128	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	606,688	11.14	244,969	4.50	353,844	6.50
WSFS Financial Corporation	517,760	9.50	245,322	4.50	354,354	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	606,688	10.05	241,469	4.00	301,836	5.00
WSFS Financial Corporation	582,604	9.66	241,329	4.00	301,661	5.00

Book value per share of common stock was $22.08 at September 30, 2016, an increase of $2.58, or 13% from $19.50 at December 31, 2015. Tangible common book value per share of common stock (a non-GAAP financial measure) was $16.57 at September 30, 2016, a decrease of $0.27, or 2%, from $16.30 at December 31, 2015. For a reconciliation of tangible common book value per share to book value per share in accordance with GAAP, see Reconciliation of Non-GAAP Measurement to GAAP.

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

Not included in the Bank’s capital, the Company separately held $121.0 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

As of September 30, 2016, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

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

During the nine months ended September 30, 2016, cash and cash equivalents increased $252.2 million to $813.4 million from $561.2 million as of December 31, 2015. Cash provided by operating activities was $55.5 million, reflecting the cash impact of our operations for the nine months ended September 30, 2016. Cash used by investing activities was $136.6 million, primarily due to increased lending of $146.5 million and net purchases of available-for-sale investment securities of $36.4 million, partially offset by net cash received from acquisitions of $51.8 million. Cash provided by financing activities was $333.4 million, primarily reflecting increases in cash of $151.9 million from net increases in organic deposit balances, $147.7 million from net FHLB borrowings to finance our organic and acquisition-related growth and $97.9 million from our issuance of senior debt during the second quarter of 2016. These increases were partially offset by $47.2 million used for repayment of fed fund borrowings as well as $12.9 million used to purchase treasury stock.

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

The following table shows our nonperforming assets and past due loans at the dates indicated:

(In Thousands)	September 30, 2016	December 31, 2015
Nonaccruing loans:
Commercial	$3,945	$5,328
Owner-occupied commercial	2,510	1,091
Consumer	4,151	4,133
Commercial mortgages	7,086	3,326
Residential mortgages	5,480	7,287
Construction	—	—

Total nonaccruing loans	23,172	21,165
Assets acquired through foreclosure	3,232	5,080
Troubled debt restructuring (accruing)	14,182	13,647

Total nonperforming assets	$40,586	$39,892

Past due loans: (1)
Residential mortgages	$—	$251
Consumer	271	252
Commercial and commercial mortgages	—	17,529

Total past due loans	$271	$18,032

Ratio of allowance for loan losses to total loans (2)	0.89%	0.98%
Ratio of nonaccruing loans to total loans (2)	0.53	0.56
Ratio of nonperforming assets to total assets	0.61	0.71
Ratio of loan loss allowance to nonaccruing loans	168.43	175.27
Ratio of loan loss allowance to total nonperforming assets	0.96	0.93

(1)	Accruing loans only which includes acquired nonimpaired loans. Nonaccruing TDRs are included in their respective categories of nonaccruing loans.
(2)	Total loans exclude loans held for sale.

Nonperforming assets increased $0.7 million between December 31, 2015 and September 30, 2016. However, due to an increase in total assets, nonperforming assets as a percentage of total assets decreased from 0.71% at December 31, 2015 to 0.61% at September 30, 2016.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	For the Nine	For the Year
	Months Ended	Ended
(Dollars in thousands)	September 30, 2016	December 31, 2015
Beginning balance	$39,892	$52,385
Additions	32,918	12,897
Collections	(23,950)	(14,167)
Transfers to accrual	(681)	(95)
Charge-offs, net	(7,593)	(11,128)

Ending balance	$40,586	$39,892

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

INTEREST RATE SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At September 30, 2016, interest-earning liabilities exceeded interest-bearing assets that mature or reprice within one year (interest-sensitive gap) by $155.1 million. Our interest-sensitive liabilities as a percentage of interest-sensitive assets within the one-year window decreased from 103.9% at December 31, 2015 to 95.2% at September 30, 2016. Likewise, the one-year interest-sensitive gap as a percentage of total assets decreased to (2.34%) at September 30, 2016 from 1.96% at December 31, 2015. The low rate level of sensitivity reflects our continuing efforts to effectively manage interest rate risk.

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

The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at September 30, 2016 and December 31, 2015:

September 30, 2016			December 31, 2015
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300	4%	14.35%	6%	13.96%
+200	2%	14.22%	3%	13.99%
+100	-%	13.84%	-%	13.81%
-	-%	13.26%	-%	13.56%
-100	-%	12.09%	-1%	12.72%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates at that time.

We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Results of Operations

We recorded net income of $12.7 million, or $0.41 per diluted common share, for the three months ended September 30, 2016, a $1.7 million, or 12% decrease from $14.4 million, or $0.51 per share, for the three months ended September 30, 2015. Corporate development expenses increased $5.0 million in comparison with the three months ended September 30, 2015, primarily due to our acquisitions of Penn Liberty and Powdermill. Net interest income increased by $8.0 million in the quarter ended September 30, 2016 compared to the same period in 2015, primarily due to organic and acquisition-related growth in our loan portfolio, partially offset by higher interest expense related to deposit growth and our debt issuance in the second quarter of 2016. Noninterest income increased $5.1 million, primarily due to growth in credit/debit card and ATM income, income from mortgage banking activities, and increased investment management and fiduciary revenue - see “Noninterest (Fee) income” for further information. Partially offsetting these increases was an $11.8 million increase in noninterest expenses, primarily reflecting our corporate development expenses associated with the acquisitions discussed above and higher employee-related and operating costs supporting our significant organic and acquisition growth - see “Noninterest Expense” for further information. During the third quarter of 2016, we resolved our largest problem loan, which was also one of our oldest, resulting in a $4.2 million charge-off and $3.0 million in incremental loan loss provision.

Net income for the first nine months of 2016 was $46.0 million, or $1.50 per diluted common share, compared to $39.5 million, or $1.39 per share, for the first nine months of 2015. As discussed above, corporate development expenses increased $4.9 million in comparison with the nine months ended September 30, 2015, primarily due to our acquisitions of Penn Liberty and Powdermill. Net interest income increased $21.9 million, primarily due to organic and acquisition-related growth in our loan portfolio, partially offset by a $4.2 million increase in interest expense primarily resulting from deposit growth, our issuance of debt during the second quarter and higher FHLB borrowings. Additionally, noninterest income increased $9.6 million from the prior period, primarily due to growth in credit/debit card and ATM income, income from mortgage banking activities, and increased investment management and fiduciary revenue - see “Noninterest (Fee) income” for further information. Partially offsetting these increases was a $21.5 million increase in noninterest expenses, primarily due to our corporate development expenses associated with the acquisitions discussed above as well as higher employee-related and operating costs supporting our significant growth in 2016 - see “Noninterest Expense” for further information.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$1,264,882	$15,470	4.87%	$1,076,077	$12,630	4.69%
Residential real estate loans (4)	299,480	3,541	4.73	249,645	2,516	4.03
Commercial loans	2,187,214	25,050	4.59	1,738,824	19,484	4.52
Consumer loans	414,653	4,485	4.30	335,487	3,807	4.50

Total loans	4,166,229	48,546	4.65	3,400,033	38,437	4.54
Mortgage-backed securities (5) (6)	736,100	3,854	2.09	743,312	3,588	1.93
Investment securities (5) (6)	201,264	1,214	3.54	152,356	875	3.32
Reverse mortgages (5) (6)	24,953	1,303	20.89	25,485	1,561	24.50
Other interest-earning assets	35,033	420	4.80	31,346	396	5.01

Total interest-earning assets	5,163,579	55,337	4.32	4,352,532	44,857	4.14

Allowance for loan losses	(39,053)			(40,978)
Cash and due from banks	122,561			88,855
Cash in non-owned ATMs	600,821			415,652
Bank-owned life insurance	100,989			76,947
Other noninterest-earning assets	241,370			157,811

Total assets	$6,190,267			$5,050,819

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$855,052	$295	0.14%	$677,665	$162	0.09%
Money market	1,162,986	850	0.29	961,654	622	0.26
Savings	494,482	180	0.14	400,275	52	0.05
Customer time deposits	567,600	874	0.61	395,637	553	0.55

Total interest-bearing customer deposits	3,080,120	2,199	0.28	2,435,231	1,389	0.23
Brokered certificates of deposit	142,133	213	0.60	212,117	198	0.37

Total interest-bearing deposits	3,222,253	2,412	0.30	2,647,348	1,587	0.24
FHLB of Pittsburgh advances	768,305	1,225	0.63	693,202	868	0.50
Trust preferred borrowings	67,011	415	2.46	67,011	343	2.03
Senior Debt	151,875	2,119	5.58	55,000	942	6.85
Other borrowed funds (7)	114,312	145	0.50	138,465	120	0.35

Total interest-bearing liabilities	4,323,756	6,316	0.58	3,601,026	3,860	0.43

Noninterest-bearing demand deposits	1,151,240			895,711
Other noninterest-bearing liabilities	54,686			48,405
Stockholders’ equity	660,585			505,677

Total liabilities and stockholders’ equity	$6,190,267			$5,050,819

Excess of interest-earning assets over interest-bearing liabilities	$839,823			$751,506

Net interest and dividend income		$49,021			$40,997

Interest rate spread			3.74%			3.71%

Net interest margin (8)			3.84%			3.79%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes residential mortgage loans HFS.
(5)	Includes securities available-for-sale at fair value.
(6)	Average balances and related yield are calculated using the fair value of available-for-sale securities.
(7)	Includes federal funds purchased and securities sold under agreement to repurchase.
(8)	Beginning in 2015, the annualization method used to calculate net interest margin was changed to actual/actual from 30/360. All net interest margin calculations were updated to reflect this change.

	Nine Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans (2) (3):
Commercial real estate loans	$1,221,797	$44,700	4.89%	$1,011,975	$35,657	4.70%
Residential real estate loans (8)	289,212	9,852	4.54	251,520	7,440	3.94
Commercial loans	2,057,839	69,364	4.54	1,724,712	57,613	4.49
Consumer loans	381,276	12,652	4.43	329,543	11,061	4.49

Total loans	3,950,124	136,568	4.64	3,317,750	111,771	4.51
Mortgage-backed securities (4) (6)	724,978	11,658	2.14	739,187	10,544	1.90
Investment securities (4)	203,616	3,660	3.51	154,689	2,587	3.22
Reverse mortgages (4) (5) (6)	25,120	3,826	20.31	26,879	3,963	19.66
Other interest-earning assets	32,694	1,174	4.79	30,560	1,898	8.30

Total interest-earning assets	4,936,532	156,886	4.31	4,269,065	130,763	4.14

Allowance for loan losses	(37,987)			(40,196)
Cash and due from banks	144,420			81,036
Cash in non-owned ATMs	481,570			415,652
Bank-owned life insurance	91,208			76,769
Other noninterest-earning assets	224,798			152,619

Total assets	$5,840,541			$4,954,945

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$802,117	$794	0.13%	$680,485	$472	0.09%
Money market	1,120,831	2,387	0.28	918,181	1,756	0.26
Savings	458,542	431	0.13	407,580	158	0.05
Customer time deposits	564,240	2,369	0.56	445,224	2,456	0.74

Total interest-bearing customer deposits	2,945,730	5,981	0.27	2,451,470	4,842	0.26
Brokered certificates of deposit	180,066	753	0.56	198,007	512	0.35

Total interest-bearing deposits	3,125,796	6,734	0.29	2,649,477	5,354	0.27
FHLB of Pittsburgh advances	719,121	3,397	0.63	647,129	2,332	0.48
Trust preferred borrowings	67,011	1,183	2.36	67,011	1,009	2.01
Senior Debt	93,900	4,236	6.01	55,000	2,825	6.85
Other borrowed funds (9)	135,596	545	0.54	131,347	339	0.34

Total interest-bearing liabilities	4,141,424	16,095	0.52	3,549,964	11,859	0.45

Noninterest-bearing demand deposits	1,027,746			857,082
Other noninterest-bearing liabilities	51,605			42,865
Stockholders’ equity	619,766			505,034

Total liabilities and stockholders’ equity	$5,840,541			$4,954,945

Excess of interest-earning assets over interest-bearing liabilities	$795,108			$719,101

Net interest income		$140,791			$118,904

Interest rate spread			3.79%			3.69%

Net interest margin			3.87%			3.77%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Nonperforming loans are included in average balance computations.
(3)	Balances are reflected net of unearned income.
(4)	Includes securities available-for-sale.
(5)	Includes reverse mortgages.
(6)	Average balances and related yield are calculated using fair value of available-for-sale securities.
(7)	Represents loans held for sale in conjunction with asset disposition strategies.
(8)	Includes residential mortgage loans HFS.
(9)	Includes bonds payable related to the reverse mortgage securitization trust consolidation.

During the three months ended September 30, 2016, net interest income increased $8.0 million, or 23% from the three months ended September 30, 2015, and the net interest margin was 3.84%, a 5 basis point increase compared to 3.79% for the third quarter of 2015. These year-over-year increases in margin dollars and percentages reflect the impact of organic and acquisition growth, continued pricing discipline while improving balance sheet mix and positive performance of purchased loans and reverse mortgages.

The net interest margin for the nine months ended September 30, 2016 was 3.87%, compared to 3.77% for the same period in 2015, a 10 basis point increase. The nine months ended September 30, 2015 included a $0.8 million special FHLB dividend which added 4 basis points to the net interest margin. Compared to the nine months ended September 30, 2015, net interest income increased $21.9 million, or 20% in the nine months ended September 30, 2016. In addition, and similar to the quarterly discussion above, the increase in net interest margin and income reflects improvement due to increases in higher yielding loans and deposit pricing management.

Provision/Allowance for Loan Losses

We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, pursuant to GAAP, which is discussed in “Nonperforming Assets”. Our evaluation is based upon a review of the portfolio and requires significant, complex and difficult judgments. For the nine months ended September 30, 2016 and 2015, we recorded a provision for loan losses of $7.9 million and $6.0 million, respectively.

Our allowance for loan losses is based on the inherent risk of our loans and various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations. In addition, regional economic conditions are taken into consideration. The allowance for loan losses of $39.0 million at September 30, 2016 increased from $37.1 million at December 31, 2015, due to several discrete relationships that moved to nonaccrual status during the nine months ended September 30, 2016, as well as robust loan growth. The ratio of allowance for loan losses to total gross loans was 0.89% at September 30, 2016 and 0.98% at December 31, 2015 and was impacted by the acquisition of Penn Liberty. This ratio excluding the impact of all purchased loans would have been 1.10% at September 30, 2016. The allowance for loan losses and provision reflect the following:

•	Total net loans increased $618.0 million at September 30, 2016 when compared to December 31, 2015 including $144.9 million of organic loan growth.

•	Total loan delinquency decreased to 0.78% as of September 30, 2016, compared to 1.17% as of December 31, 2015.

•	Net charge-offs were $5.9 million for the nine months ended September 30, 2016 compared to $9.0 million for the nine months ended September 30, 2015.

•	The nonperforming assets to total assets ratio remained low at 0.61% at September 30, 2016 compared to 0.71% at December 31, 2015.

The table below represents a summary of changes in the allowance for loan losses for the nine months ended September 30, 2016 and 2015, respectively.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Beginning balance	$37,089	$39,426
Provision for loan losses	7,862	6,012
Charge-offs:
Commercial	4,643	6,184
Owner-occupied commercial	1,556	623
Commercial real estate	79	808
Construction	59	—
Residential real estate	72	397
Consumer	1,422	2,074
Overdrafts	545	496

Total charge-offs	8,376	10,582

Recoveries:
Commercial	557	198
Owner-occupied commercial	66	62
Commercial real estate	310	83
Construction	486	179
Residential real estate	112	195
Consumer	709	591
Overdrafts	213	248

Total recoveries	2,453	1,556

Net charge-offs	5,923	9,026

Ending balance	$39,028	$36,412

Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.20%	0.36%

(1)	Ratios for the nine months ended September 30, 2016 and 2015 are annualized.

Noninterest (Fee) Income

During the third quarter of 2016, the Company earned fee income of $26.8 million, an increase of $5.1 million, or 23%, compared to $21.7 million in the third quarter of 2015. Excluding net security gains in both periods, fee income increased $4.2 million, or 20%. This increase is primarily due to an increase of $1.3 million in credit/debit card and ATM income, $1.3 million in mortgage banking activities and $0.7 million in investment management and fiduciary revenue.

For the nine months ended September 30, 2016, the Company earned fee income of $74.8 million, an increase of 15% compared to the $65.2 million of fee income for the nine months ended September 30, 2015. The increase in fee income included increases in credit/debit card ATM income of $3.0 million, mortgage banking activities of $1.5 million, and investment management and fiduciary revenue of $1.4 million.

Noninterest Expense

Noninterest expense for the third quarter of 2016 was $50.5 million, an increase of $11.8 million, or 30%, from $38.7 million in the third quarter of 2015. Excluding corporate development costs in both periods, noninterest expense increased $6.8 million compared to the third quarter of 2015. Contributing to the year-over-year increase was $2.5 million of ongoing operating costs from the addition of the Penn Liberty, Alliance, and Powdermill franchises. The remaining increase reflects higher compensation and related infrastructure costs due to added staff to support the significant organic and acquisition growth as well as increased performance-based incentive costs.

For the nine months ended September 30, 2016, noninterest expense was $137.7 million, an increase of $21.4 million, or 18%, from $116.3 for the nine months ended at September 30, 2015. During the nine months ended September 30, 2016, professional fees increased $1.6 million, primarily due to higher legal fees in our Wealth Management segment. Year-over-year expense growth also included increases in salary expense and benefits, and other compensation expense of $9.0 million. The addition of the acquired franchises mentioned above contributed $5.7 million to higher year-over-year ongoing operating costs.

Income Taxes

We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $6.8 million and $24.0 million during the three months and nine months ended September 30, 2016, respectively, compared to an income tax expense of $8.1 million and $22.3 million for the same periods in 2015.

Our effective tax rate was 34.9% and 34.3% for the three and nine months ended September 30, 2016, respectively, compared to 35.9% and 36.0% during the same periods in 2015. The reduction in the effective tax rate is due to lower nondeductible acquisition costs in the 2016 periods combined with increased tax-exempt income. The effective tax rates in 2016 were also positively impacted by the tax benefit associated with the adoption of ASU No. 2016-09 as discussed in Note 1 - Recent Accounting Pronouncements, to the unaudited Consolidated Financial Statements.

The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, federal low-income housing tax credits, excess tax benefits from recognized stock compensation, and BOLI income. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options, nondeductible acquisition costs and a provision for state income tax expense.

We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

RECONCILIATION OF NON-GAAP MEASURE TO GAAP MEASURE

The following table provides a reconciliation of tangible common book value per share of common stock to book value per share of common stock, the most directly comparable GAAP financial measure. We believe this measure is important to management and investors to better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets.

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2016	2015
Tangible Common Book Value per Share of Common Stock
End of period balance sheet data:
Stockholders’ equity	$692,010	$580,471
Goodwill and other intangible assets	(172,709)	(95,295)

Tangible common equity (numerator)	$519,301	$485,176

Shares of common stock outstanding (denominator)	31,334	29,763

Book value per share of common stock	$22.08	$19.50
Goodwill and other intangible assets	(5.51)	(3.20)

Tangible book value per share of common stock	$16.57	$16.30

RECENT LEGISLATION

General

As a federally chartered savings institution the Bank is subject to regulation by the FHFA, an independent agency in the executive branch of the U.S. government, the FDIC, the Federal Reserve and the OCC (collectively, the Federal banking agencies). The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank is required to file periodic reports with the OCC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the FHFA and the Federal Reserve.

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

The phase-in period for the final rules began for us on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Our capital levels at September 30, 2016 remain in excess of the “well-capitalized” regulatory benchmarks under the new rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference from Item 2 Part I of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the quarter ended September 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated herein by reference to Note 15 – Legal Proceedings to the Consolidated Financial Statements

Item 1A.	Risk Factors

There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, previously filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2016.

2016	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July	—	$	N/A	—	1,041,194
August	50,000		37.13	50,000	991,194
September	—		N/A	—	991,194

Total	50,000		$37.13	50,000

(1)    During the fourth quarter of 2015, the Board of Directors approved a stock buyback program of up to 5% of total outstanding shares of common stock. Under the program, purchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. There is no fixed termination date for the repurchase program, and the repurchase program may be suspended or discontinued at any time.

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

WSFS FINANCIAL CORPORATION

Date: November 09, 2016	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 09, 2016	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)