Form 10-K
period 2016-12-31
WSFS FINANCIAL CORP
filed 2017-03-01
CIK 828944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35638

WSFS FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2866913
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (302) 792-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value 6.25% Senior Notes Due 2019 4.50% Senior Notes Due 2026	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on NASDAQ as of June 30, 2016 was $933,723,516. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the outstanding shares.

As of February 24, 2017, there were issued and outstanding 31,393,828 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2017 are incorporated by reference in Part III hereof.

WSFS FINANCIAL CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and exhibits thereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:

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

•	the credit risk associated with the substantial amount of commercial real estate, construction and land development and commercial and industrial loans in our loan portfolio;

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

•

the Company’s ability fully realize the cost savings and other benefits of its acquisitions, business disruption following those acquisitions, and post-acquisition customer acceptance of the Company’s products and services and related customer disintermediation;

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

•

possible changes in the speed of prepayments of mortgage-backed securities due to changes in the interest rate environment, and the related acceleration of premium amortization on prepayments in the event that prepayments accelerate;

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

These risks and uncertainties and other risks and uncertainties that could adversely affect our business, results of operations, financial condition or future prospects are discussed herein, including under the heading “Risk Factors,” and in other documents filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made, and the Company assumes no obligation to revise or update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company for any reason, except as required by law.

DEFINED TERMS

Certain capitalized terms used throughout this report are defined in Note 1 to the Consolidated Financial Statements.

PART I

ITEM 1. BUSINESS

OUR BUSINESS

WSFS Financial Corporation (the Company, our Company, we, our or us) is parent to Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. At $6.8 billion in assets and $15.7 billion in fiduciary assets, WSFS Bank is also the largest bank and trust company headquartered in Delaware and the Delaware Valley. WSFS Bank has been in operation for 185 years. In addition to its focus on stellar customer experiences, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed banking institution. For the eleventh consecutive year, our Associates (the term we use to refer to our employees) ranked us a “Top Workplace” in Delaware. In addition, we were named the ‘Top Bank’ in Delaware for the sixth year in a row; and we were named the ‘Top Bank’ in Delaware County in southeastern Pennsylvania for the first time in our relatively short history in that market. We were also named a ‘Top Ten Workplace’ in the greater Philadelphia market by Philly.com. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering stellar experiences growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

Our core banking business is commercial lending primarily funded by customer-generated deposits. We have built a $3.7 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. We service our customers primarily from our 77 offices located in Delaware (46), Pennsylvania (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches, and mortgage and title services through those branches and through Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.

Our Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through six businesses. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management (Cypress) is a registered investment advisor with $677.9 million in assets under management. Cypress’ primary market segment is high net worth individuals, and it offers a ‘balanced’ investment style focused on preservation of capital and providing for current income. West Capital Management (West Capital), a registered investment advisor with approximately $738.1 million in assets under management, is a fee-only wealth management firm which operates under a multi-family office philosophy and provides, fully customized solutions tailored to the unique needs of institutions and high net worth individuals. Christiana Trust, with $14.3 billion in assets under management and administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy, administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill Financial Solutions (Powdermill) is a multi-family office that specializes in providing unique, independent solutions to high net worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

Our Cash Connect segment is a premier provider of ATM vault cash, smart safe and other cash logistics services in the U.S. Cash Connect services over 20,000 non-bank ATMs and over 800 retail smart safes nationwide with over $1.0 billion in total cash managed, as well as 446 ATMs for WSFS Bank. Our ATM network is the largest branded ATM network in Delaware. Cash Connect is an innovator and has various additional products and services in development to continue to diversify and expand its revenue sources.

WSFS POINTS OF DIFFERENTIATION

While all banks offer similar products and services, we believe that WSFS, through its service model, has set itself apart from other banks in our market and the industry in general. In addition, community banks such as WSFS have been able to distinguish themselves from large national or international banks by providing our customers with the service levels, responsiveness and local decision making they prefer. The following factors summarize what we believe are our points of differentiation:

Building Associate Engagement and Customer Advocacy

Our business model is built on a concept called Human Sigma, which we have implemented in our strategy of “Engaged Associates delivering stellar experiences growing Customer Advocates and value for our Owners.” The Human Sigma model, identified by Gallup, Inc., begins with Associates who have taken ownership of their jobs and therefore perform at a higher level. We invest significantly in recruitment, training, development and talent management because our Associates are the cornerstone of our business model. This strategy motivates Associates and unleashes innovation and productivity to engage our most valuable asset, our Customers, by providing them with stellar experiences. As a result, we build Customer Advocates, or Customers who have developed an emotional attachment to the Bank. Research studies continue to show a direct link between Associate engagement, customer advocacy and a company’s financial performance. Our success with this strategy creates a virtuous cycle, further building an environment of engagement and advocacy.

Surveys conducted for us by Gallup, Inc. indicate:

•

Our Associate Engagement scores consistently rank in the top decile of companies polled. In 2016 our engagement ratio was 14.2:1, which means there were 14.2 engaged Associates for every actively disengaged Associate. This compares to a 2.6:1 ratio in 2003 and a national average of 1.9:1.

•	63.2% of our customers ranked us a “five” out of “five,” strongly agreeing with the statement “WSFS is the perfect bank for me.”

By fostering a culture of engaged and empowered Associates, we believe we have become the employer and bank of choice in our market. In 2016, for the eleventh year in a row, we were recognized by The Wilmington News Journal as a “Top Work Place” for large corporations in the state of Delaware, and we were named the “Top Bank” in Delaware County in southeastern Pennsylvania for the first time in our relatively short history in that market, indicating the strength of our focus on customer service, We were also named a “Top Ten Workplace” in the greater Philadelphia market by Philly.com.

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

As the financial services industry has consolidated, many independent banks have been acquired by national companies that have centralized their decision-making authority away from their customers and focused their mass-marketing on a regional or even national customer base. We believe this trend has underserved smaller business owners who have become accustomed to dealing directly with their bank’s senior executives, discouraged retail customers who often experience deteriorating levels of service in branches and other service outlets, and frustrated bank employees who are no longer empowered to provide good and timely service to their customers.

WSFS Bank offers:

•	One primary point of contact - each of our relationship managers is responsible for understanding his or her Customers’ needs and bringing together the right resources in the Bank to meet those needs.

•	A customized approach to our Customers - we believe this gives us an advantage over our competitors who are too large or centralized to offer customized products or services.

•

Products and services that our Customers value - this includes a broad array of banking, cash management and trust and wealth management products, as well as a legal lending limit high enough to meet the credit needs of our Customers, especially as they grow.

•	Rapid response and a company that is easy to do business with - our Customers tell us this is an important differentiator from larger, in-market competitors.

Strong Market Demographics

Our markets, which primarily include Delaware and southeastern Pennsylvania, are situated in the middle of the Washington, DC - New York corridor which includes the urban markets of Philadelphia and Baltimore. Delaware benefits from this urban concentration as well as from a unique political, legal, tax and business environment. Our markets have rates of unemployment, median household income and rates of population growth which all compare favorably to national averages.

(Most recent available statistics)	Delaware	Southeastern Pennsylvania (1)	National Average
Unemployment (For December 2016) (2) (3)	4.3%	3.9%	4.7%
Median Household Income (2011-2015) (4)	$60,509	$77,549	$53,889
Population Growth (2010-2016) (4) (5)	6.0%	2.2%	4.7%

(1)	Comprised of Chester, Delaware and Montgomery counties
(2)	Bureau of Labor Statistics, Economy at a Glance
(3)	Southeastern Pennsylvania data is for November 2016
(4)	U.S. Census Bureau, State & County Quick Facts
(5)	Southeastern Pennsylvania data is for 2010-2015

Balance Sheet Management

We put a great deal of focus on actively managing our balance sheet. This manifests itself in:

•

Prudent capital levels - Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2016 our tangible capital ratio was 7.55 % and all regulatory capital levels for WSFS Bank reflected a meaningful cushion above well-capitalized levels. At December 31, 2016, WSFS Bank’s common equity Tier 1 capital ratio was 11.19 % and $261.3 million in excess of the 6.5% “well-capitalized” level under the banking agencies’ prompt corrective action framework: the Bank’s Tier 1 capital ratio was 11.19% and $177.8 million in excess of the 8% “well-capitalized” level, and the Bank’s total risk-based capital ratio was 11.93%, or $107.2 million above the “well-capitalized” level of 10%.

•

Disciplined lending - We maintain discipline in our lending with a particular focus on portfolio diversification and granularity. Diversification includes limits on loans to one borrower as well as industry and product concentrations. We supplement this portfolio diversification with a disciplined underwriting process and the benefit of knowing our customers. We have also taken a proactive approach to identifying trends in our local economy and have responded to areas of concern.

•

Focus on credit quality - We seek to control credit risk in our investment portfolio and use this portion of our balance sheet primarily to help us manage liquidity and interest rate risk, while providing marginal income and tax relief. Our philosophy and pre-purchase due diligence has allowed us to avoid the significant investment write-downs taken by many of our bank peers during the last economic downturn.

•

Asset/Liability management strategies - We have created an investment portfolio that is consistent with the Board’s approved risk appetite and we believe the portfolio contains minimal risks due to our exclusion of non-Agency (Private label) MBS and other asset-backed securities. We also believe that our thorough due diligence is effective in mitigating the credit risk associated with municipal securities that we have added. Further, our portfolio is highly liquid given our large amount of Agency MBS.

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

Strong Performance Expectations and Alignment with Stockholder Priorities

We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in return on assets (ROA), return on tangible common equity (ROTCE) and EPS growth. Management incentives are, in large part, based on driving performance in these areas. More details on management incentive plans will be included in the proxy statement for our 2017 annual meeting of stockholders.

During 2016, our performance reflected continued progress on our path towards becoming a sustainably high performing company. For the year ended December 31, 2016, WSFS reported ROA of 1.06%. Excluding corporate development costs and securities gains, our core ROA (a non-GAAP measure) was 1.13% for 2016, demonstrating our steady progress toward the goals we set in our three year, 2016-2018 Strategic Plan. For a reconciliation of core ROA to ROA, the most comparable GAAP measure, please refer to “Reconciliation of Core ROA” located at the end of this section.

Growth

We have achieved success over the long term in lending and deposit gathering, growing the Wealth Management segment’s assets under administration and growing Cash Connect’s customer base and services. Our success has been the result of a focused strategy that provides service, responsiveness and careful execution in a consolidating marketplace. We plan to continue to grow by:

•

Developing talented, service-minded Associates - We have successfully recruited Associates with strong ties to, and the passion to serve, their communities to enhance our service in existing markets and to provide a strong start in new communities. We also focus efforts on developing talent and leadership from our current Associate base to better equip those Associates for their jobs and prepare them for leadership roles at WSFS.

•	Embracing the Human Sigma concept - We are committed to building Associate Engagement and Customer Advocacy as a way to differentiate ourselves and grow our franchise.

•	Building fee income through investment in and growth of our Wealth Management and Cash Connect (ATM services) segments.

•	Continuing strong growth in commercial lending by:

•	Offering local decision-making by seasoned banking professionals.

•	Executing our community banking model that combines stellar experiences with the banking products and services our business customers’ demand.

•	Adding seasoned lending professionals that have helped us win customers in our Delaware and southeastern Pennsylvania markets.

•	Aggressively growing deposits. We have energized our retail branch strategy by combining stellar experiences with an expanded and updated branch network. We plan to continue to grow deposits by:

•	Offering products through an expanded and updated branch network.

•	Providing a stellar experience to our Customers.

•	Further expanding our commercial Customer relationships with deposit and cash management products.

•	Finding creative ways to build deposit market share such as targeted marketing programs.

•	Selectively opening new branches, including in preferred southeastern Pennsylvania locations.

•

Seeking strategic acquisitions. During 2016, we completed the acquisition of Penn Liberty Financial Corp. and its wholly-owned subsidiary, Penn Liberty Bank, expanding our presence in the southeastern Pennsylvania market. In 2016, we also acquired the assets of Powdermill Financial Solutions, LLC, a multi-family office serving an affluent clientele in the local community and throughout the U.S., and West Capital Management, Inc., an independent, fee-only wealth management firm providing fully-customized solutions tailored to the unique needs of institutions and high net worth individuals which operates under a multi-family office philosophy. In 2015, we completed the acquisition of Alliance Bancorp Inc. of Pennsylvania (Alliance) and its wholly-owned banking subsidiary Alliance Bank. In 2017, we intend to focus on optimizing our recent acquisitions in southeastern Pennsylvania and our Wealth business. Over the next several years, we expect our growth to continue to be a mix of organic growth and acquisition-related growth, consistent with our long-term strategy.

Innovation

Our organization is committed to product and service innovation as a means to drive growth and to stay ahead of changing customer demands and emerging competition. We are focused on developing and maintaining a strong “culture of innovation” that solicits, captures, prioritizes and executes innovation initiatives, from product creation to process improvements. Cash Connect, a premier provider of ATM vault cash, smart safe and other cash logistics services, serves as an innovation engine driving enhancements such as mobile phone cash withdrawals from WSFS ATMs, and has developed best-in-class cash logistics and reconciliation software. These innovations have created internal efficiencies and valued services for our local banking customers and merchants across the nation. We intend to continue to leverage technology and innovation to grow our business and to successfully execute on our strategy.

Over the past several years, we have formed several strategic alliances which have allowed us to stay at the forefront of emerging technology in our industry. Through these partnerships, we look forward to offering and supporting even more innovative products to the financial services marketplace, continuing our organizational learning in this fast-developing space, and participating in value creation for our shareholders.

Our innovation efforts were recognized by BAI when they selected WSFS as a finalist for their 2016 Global Banking Innovation Awards for the category of Most Innovative Community-Based Banking Organization. The award category was created to recognize institutions that have either created products, made investments and delivered services to meet their community’s most pressing needs. The award category also recognizes institutions who have a culture of creativity which includes an innovation framework or processes that are supported by all levels of leadership.

Values

Our values address integrity, service, accountability, transparency, honesty, growth and desire to improve. They are the core of our culture, they make us who we are and we live them every day.

At WSFS we:

•	Do the right thing.

•	Serve others.

•	Are open and candid.

•	Grow and improve.

Results

Our focus on these points of differentiation has allowed us to grow our core franchise and build value for our stockholders. Since 2011, our commercial loans have grown from $2.2 billion to $3.7 billion, a strong 11% compound annual growth rate (CAGR). Over the same period, customer deposits has grown from $2.9 billion to $4.6 billion, a 10% CAGR. More importantly, over the last decade, stockholder value has increased at a far greater rate than our banking peers. An investment of $100 in WSFS stock in 2006 would be worth $230 at December 31, 2016. By comparison, $100 invested in the Nasdaq Bank Index in 2006 would be worth $142 at December 31, 2016.

SUBSIDIARIES

The Company has four consolidated direct subsidiaries: WSFS Bank, Cypress Capital Management, LLC (Cypress), WSFS Capital Management, LLC (West Capital) and WSFS Wealth Management, LLC (Powdermill) as well as one unconsolidated subsidiary, WSFS Capital Trust III (the Trust).

WSFS Bank has three wholly owned subsidiaries: WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services, LLC (Monarch). WSFS Wealth Investments markets various third-party investment and insurance products such as single-premium annuities, whole life policies and securities, primarily through our retail banking system and directly to the public. 1832 Holdings, Inc. was formed to hold certain debt and equity investment securities. Monarch offers commercial domicile services which include providing employees, directors, sublease of office facilities and registered agent services in Delaware and Nevada.

Cypress and West Capital are registered investment advisors with approximately $677.9 million and $738.1 million in assets under management, respectively, at December 31, 2016.

Powdermill is a multi-family office that specializes in providing unique, independent solutions to high net worth individuals, families and corporate executives through a coordinated, centralized approach.

The Trust is our unconsolidated subsidiary, and was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities.

SEGMENT INFORMATION

For financial reporting purposes, our business has three segments: WSFS Bank, Cash Connect, and Wealth Management. The WSFS Bank segment provides loans and other financial products to commercial and retail customers. Cash Connect provides ATM vault cash and cash logistics services through strategic partnerships with several of the largest network, manufacturers and service providers in the ATM industry. The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients.

Segment financial information for the years ended December 31, 2016, 2015 and 2014 is provided in Note 20 to the Consolidated Financial Statements in this report.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY

Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CREDIT EXTENSION ACTIVITIES

Over the past several years we have focused on growing the more profitable segments of our loan portfolio. Our current portfolio lending activity is concentrated on lending to small- to mid-sized businesses in the mid-Atlantic region of the U.S., primarily in Delaware, southern Pennsylvania, Maryland and New Jersey, as well as in northern Virginia. Since 2012, our total net commercial loans have increased by $1.5 billion, or 68% and accounted for approximately 85% of our net loan portfolio at December 31, 2016, compared to 82% at December 31, 2012. Based on current market conditions, we expect our focus on growing C&I loans and other relationship-based commercial loans to continue during the remainder of 2017 and beyond.

The following table shows the composition of our loan portfolio at year-end for the last five years.

	At December 31,
(Dollars in thousands)	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Types of Loans
Commercial real estate:
Commercial mortgage	$1,163,554	26.3%	$966,698	25.9%	$805,459	25.5%	$725,193	25.0%	$631,365	23.2%
Construction	222,712	5.1	245,773	6.6	142,497	4.5	106,074	3.6	133,375	4.9

Total commercial real estate	1,386,266	31.4	1,212,471	32.5	947,956	30.0	831,267	28.6	764,740	28.1
Commercial	1,287,731	29.1	1,061,597	28.5	920,072	29.1	810,882	27.9	704,491	25.9
Commercial — owner-occupied	1,078,162	24.4	880,643	23.6	788,598	25.0	786,360	27.1	770,581	28.3

Total commercial loans	3,752,159	84.9	3,154,711	84.6	2,656,626	84.1	2,428,509	83.6	2,239,812	82.3
Consumer loans:
Residential real estate	267,028	6.0	259,679	7.0	218,329	6.9	221,520	7.6	243,627	8.9
Consumer	450,029	10.2	360,249	9.6	327,543	10.4	302,234	10.4	289,001	10.6

Total consumer loans	717,057	16.2	619,928	16.6	545,872	17.3	523,754	18.0	532,628	19.5

Gross loans	$4,469,216	101.1	$3,774,639	101.2	$3,202,498	101.4	$2,952,263	101.6	$2,772,440	101.8
Less:
Deferred fees (unearned income)	7,673	0.2	8,500	0.2	6,420	0.2	6,043	0.2	4,602	0.2
Allowance for loan losses	39,751	0.9	37,089	1.0	39,426	1.2	41,244	1.4	43,922	1.6

Net loans (1)	$4,421,792	100.0%	$3,729,050	100.0%	$3,156,652	100.0%	$2,904,976	100.0%	$2,723,916	100.0%

(1)	Excludes $54,782; $41,807; $28,508; $31,491 and $12,758 of residential mortgage loans held for sale at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

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

(Dollars in thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Commercial mortgage loans	$173,131	$531,304	$459,119	$1,163,554
Construction loans	79,158	106,718	36,836	222,712
Commercial loans	365,096	541,418	381,217	1,287,731
Commercial owner-occupied loans	104,935	302,920	670,307	1,078,162
Residential real estate loans (1)	4,006	3,969	259,053	267,028
Consumer loans	51,801	41,793	356,435	450,029

	$778,127	$1,528,122	$2,162,967	$4,469,216

(Dollars in thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Rate sensitivity:
Fixed	$102,802	$731,498	$974,285	$1,808,585
Adjustable (2)	675,325	796,624	1,188,682	2,660,631

Gross loans	$778,127	$1,528,122	$2,162,967	$4,469,216

(1)	Excludes loans held for sale.
(2)	Includes hybrid adjustable-rate mortgages.

Commercial Real Estate, Owner-Occupied Commercial, Construction and Commercial Lending

Pursuant to section 5(c) of the Home Owners’ Loan Act (HOLA), federal savings banks are generally permitted to invest up to 400% of their total regulatory capital in nonresidential real estate loans and up to 20% of their assets in commercial loans. As a federal savings bank that was formerly chartered as a Delaware savings bank, the Bank has certain additional lending authority.

Commercial, owner-occupied commercial, commercial mortgage and construction loans have higher levels of risk than residential mortgage lending. These loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and may be more subject to adverse conditions in the commercial real estate market or in the general economy than residential mortgage loans. The majority of our commercial and commercial real estate loans are concentrated in Delaware, southeastern Pennsylvania (Chester and Delaware counties) and nearby areas.

We offer commercial real estate mortgage loans on multi-family properties and on other commercial real estate. Generally, loan-to-value ratios for these loans do not exceed 80% of appraised value at origination.

Our commercial mortgage portfolio was $1.2 billion at December 31, 2016. Generally, this portfolio is diversified by property type, with no type representing more than 32% of the portfolio. The largest type is retail-related (shopping centers and other retail) with balances of $354.6 million. The average loan size of a loan in the commercial mortgage portfolio is $0.6 million and only five loans are greater than $8.0 million, with no loans greater than $13.0 million.

We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with automatic conversion to mini-permanent loans (one - five years) upon completion of construction. These construction loans are short-term, usually not exceeding two years, with interest rates indexed to our WSFS prime rate, the “Wall Street” prime rate or London InterBank Offered Rate (LIBOR), in most cases, and are adjusted periodically as these indices change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of each loan, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial business development staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2016, $413.3 million was committed for construction loans, of which $222.7 million was outstanding. Residential construction and land development (CLD) represented $135.6 million, or 3%, of the loan portfolio and 20% of Tier 1 capital (Tier 1 + ALLL). Our commercial CLD portfolio was $58.1 million, or 1%, of total loans, and our “land hold” loans, which are land loans not currently being developed, were $34.7 million, or 0.8%, of total loans, at December 31, 2016.

Commercial and industrial and owner-occupied commercial loans make up the remainder of our commercial portfolio and include loans for working capital, financing equipment and real estate acquisitions, business expansion and other business purposes. These relationships generally range in amounts of up to $30.0 million (with two relationships exceeding this level) with an average loan balance in the portfolio of $0.3 million and terms ranging from less than one year to ten years. The loans generally carry variable interest rates indexed to our WSFS prime rate, “Wall Street” prime rate or LIBOR. As of December 31, 2016, our commercial and industrial and owner-occupied commercial loan portfolios were $2.4 billion and represented 52% of our total loan portfolio. These loans are diversified by industry, with no industry representing more than 13% of the portfolio.

Federal law limits the Bank’s extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $95.0 million), and an additional 10% if the additional extensions of credit are secured by readily marketable collateral. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit. At December 31, 2016, no borrower had collective (relationship) total extensions of credit exceeding these legal lending limits. Only four commercial relationships, comprised of two commercial and industrial relationships and two commercial real estate relationships, reach total extensions of credit in excess of $30.0 million when all loans related to the relationship are combined.

Residential Real Estate Lending

Generally, we originate residential first mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance for up to 35% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. We do not have any significant concentrations of such insurance with any one insurer. On a very limited basis, we have originated or purchased loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2016, the balance of all such loans was approximately $8.6 million.

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

In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically 120 days. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower. There were no repurchases in 2016, one repurchase totaling $0.4 million in 2015 and two repurchases in 2014 totaling $0.4 million.

Consumer Lending

Our primary consumer credit products (excluding first mortgage loans) are home equity lines of credit and equity-secured installment loans. At December 31, 2016, home equity lines of credit outstanding totaled $290.3 million and equity-secured installment loans totaled $82.2 million. In total, these product lines represented 83% of total consumer loans. Some home equity products grant a borrower credit availability of up to 100% of the appraised value (net of any senior mortgages) of their residence. However, typically maximum loan to value (LTV) limits are 89% for primary residences and 75% for all other properties. At December 31, 2016, we had $543.0 million in total commitments for home equity lines of credit. Home equity lines of credit offer customers potential Federal income tax advantages, the convenience of checkbook and debit card access, and revolving credit features for a portion of the life of the loan and typically are more attractive in a low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured. The risk on installment products like home equity loans is mitigated as they amortize over time.

The following table shows our consumer loans at year-end, for the last five years.

	At December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans	Amount	Percent of Total Consumer Loans
Equity secured installment loans	$82,182	18.3%	$89,218	24.7%	$72,795	22.2%	$69,230	22.9	$59,091	20.4%
Home equity lines of credit	290,310	64.5	226,592	62.9	218,683	66.8	193,255	63.9	195,936	67.8
Student loans	42,932	9.5	15,941	4.4	587	0.2	144	0.0	—	—
Personal loans	22,007	4.9	17,604	4.9	16,082	4.9	16,397	5.5	12,408	4.3
Unsecured lines of credit	10,613	2.4	9,244	2.6	9,415	2.9	13,147	4.4	9,197	3.2
Other	1,985	0.4	1,650	0.5	9,981	3.0	10,061	3.3	12,369	4.3

Total consumer loans	$450,029	100.0%	$360,249	100.0%	$327,543	100.0%	$302,234	100.0%	$289,001	100.0%

Loan Originations, Purchases and Sales

We engage in traditional lending activities primarily in Delaware, southeastern Pennsylvania, and contiguous areas of neighboring states. As a federal savings bank, however, we may originate, purchase and sell loans throughout the U.S. We have purchased limited amounts of loans from outside our normal lending area when such purchases are deemed appropriate. We originate fixed-rate and adjustable-rate residential real estate loans through our banking offices.

During 2016 we originated $450.3 million of residential real estate loans. This compares to originations of $434.6 million in 2015. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. There were no such purchases in either 2016 or 2015. Residential real estate loan sales totaled $344.5 million in 2016 and $286.2 million in 2015. We sell most newly originated mortgage loans in the secondary market as a means of generating fee income to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. We hold certain fixed-rate mortgage loans for investment, consistent with our current asset/liability management strategies.

At December 31, 2016, we serviced approximately $124.7 million of residential mortgage and reverse mortgage loans for others, compared to $130.0 million at December 31, 2015. We also serviced residential mortgage loans for our own portfolio totaling $267.0 million and $259.7 million at December 31, 2016 and 2015 respectively.

Our consumer lending activity is conducted mainly through our branch offices and referrals from other parts of our business. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.

We offer government-insured reverse mortgages to our customers. Our activity has been limited to acting as a correspondent originator for these loans. During 2016 we originated and sold $3.1 million in reverse mortgages compared to $2.8 million during 2015.

We originate commercial real estate and commercial loans through our commercial lending division and Small Business Administration (SBA) loan program. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2016 we originated $1.1 billion of commercial and commercial real estate loans compared to $1.1 billion in 2015. To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial loan portfolio, typically through loan participations. Commercial loan sales totaled $43.0 million and $22.6 million in 2016 and 2015, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans. We also periodically buy loan participations from other banks. Commercial loan participation purchases totaled $51.9 million and $66.1 million in 2016 and 2015, respectively.

Any significant modification or additional exposure to one borrowing relationship exceeding $3.5 million must be approved by the Senior Management Loan Committee (SLC). The Executive Committee of the Board of Directors reviews the minutes of the SLC meetings. The Executive Committee also approves new credit exposures exceeding $10.0 million and new credit exposures in excess of $5.0 million for customers with higher risk profiles, larger existing relationship exposures, or multiple policy exceptions. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a $30 million “House Limit” to any one borrowing relationship. In rare circumstances, we will approve exceptions to the “House Limit”. Our policy allows for only 15 such relationships with an aggregate exposure of 10% of Tier I Capital plus ALLL. Currently, we have four relationships exceeding this limit. At December 31, 2016, the aggregate exposure over “House Limit” totaled 3.4% of Tier I Capital plus ALLL, and the largest single such exposure was $41.5 million. Those four relationships were approved to exceed the “House Limit” because the credit profile was deemed strong.

Fee Income from Lending Activities

We earn fee income from lending activities, including fees for originating loans, servicing loans and selling loans and loan participations. We also receive fee income for making commitments to originate construction, residential and commercial real estate loans. Additionally, we collect fees related to existing loans which include prepayment charges, late charges, assumption fees and swap fees. As part of the loan application process, the borrower also may pay us for out-of-pocket costs to review the application, whether or not the loan is closed.

Most loan fees are not recognized in our Consolidated Statements of Operations immediately, but are deferred as adjustments to yield in accordance with GAAP, and are reflected in interest income over the expected life of the loan. Those fees represented interest income of $4.2 million, $4.7 million, and $3.1 million during 2016, 2015, and 2014 respectively. Loan fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties. The decrease in loan fee income was concentrated in commercial mortgages and due to 2015 including a higher volume of prepayment penalty fee collection and associated acceleration of amortized fee recognition at time of loan payoff.

LOAN LOSS EXPERIENCE, PROBLEM ASSETS AND DELINQUENCIES

Our results of operations can be negatively impacted by nonperforming assets, which include nonaccruing loans, nonperforming real estate investments, other real estate owned and restructured loans. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in our opinion, collection is doubtful, or when principal or interest is past due 90 days and collateral is insufficient to cover principal and interest payments. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the accretion of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectability of principal and interest.

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

SOURCES OF FUNDS

We manage our liquidity risk and funding needs through our Treasury function and our Asset/Liability Committee. As a result of increased deposit growth, our loan-to-total customer funding ratio at December 31, 2016 was 96%, better than our 2016 strategic goal of 100%. We have significant experience managing our funding needs through both borrowings and deposit growth.

As a financial institution, we and the Bank have access to several sources of funding. Among these are:

•	Net income

•	Retail deposit programs

•	Loan repayments

•	FHLB borrowings

•	Repurchase agreements

•	Federal Discount Window access

•	Brokered deposits

•	Senior debt

Our branch expansion and renovation program has been focused on expanding our retail footprint in Delaware and southeastern Pennsylvania and attracting new customers in part to provide additional deposit growth. However, in recent years we have purposefully reduced reliance on higher-cost, typically single-service certificate of deposit (CD) accounts. Core customer deposit growth (deposits excluding CDs) was $733.6 million during 2016, a 22% increase over 2015 and includes the impact of our combination with Penn Liberty.

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

The following table shows the maturities of certificates of deposit of $100,000 or more as of December 31, 2016:

(Dollars in Thousands)	December 31,
Maturity Period	2016
Less than 3 months	$73,656
Over 3 months to 6 months	39,727
Over 6 months to 12 months	61,598
Over 12 months	85,579

Total	$260,560

Federal Home Loan Bank Advances

As a member of the FHLB, we are able to obtain FHLB advances. At December 31, 2016, we had $854.2 million in FHLB advances with a weighted average rate of 0.78%. Outstanding advances from the FHLB had rates ranging from 0.60% to 1.23% at December 31, 2016. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. We are required to purchase and hold shares of capital stock in the FHLB in an amount at least equal to 4.00% of our borrowings from it, plus 0.10% of our member asset value. As of December 31, 2016, our FHLB stock investment totaled $38.2 million.

We received $1.6 million in dividends from the FHLB during 2016. For additional information regarding FHLB stock, see Note 11 to the Consolidated Financial Statements.

Trust Preferred Borrowings

In 2005, the Trust issued $67.0 million aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are callable and have a maturity date of June 1, 2035.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2016 and 2015, we purchased federal funds as a short-term funding source. At December 31, 2016, we had purchased $130.0 million in federal funds at an average rate of 0.69%, compared to $128.2 million in federal funds at a rate of 0.45% at December 31, 2015.

As December 31, 2016 and 2015, we had no securities under agreements to repurchase as a funding source.

Senior Debt

On June 13, 2016, the Company issued $100 million of senior unsecured fixed-to-floating rate notes, (the “senior unsecured notes”). The senior unsecured notes mature on June 15, 2026 and have a fixed coupon rate of 4.50% from issuance to but excluding June 15, 2021 and a variable coupon rate of three month LIBOR plus 3.30% from June 15, 2021 until maturity. The senior unsecured notes may be redeemed beginning on June 15, 2021 at 100% of principal plus accrued and unpaid interest. The proceeds will be used for general corporate purposes.

In 2012 we issued and sold $55.0 million in aggregate principal amount of 6.25% senior notes due 2019 (the “2012 senior debt”). The 2012 senior debt is unsecured and ranks equally with all of our other present and future unsecured, unsubordinated obligations. The 2012 senior debt is effectively subordinated to our secured indebtedness and structurally subordinated to the indebtedness of our subsidiaries. Interest payments on the 2012 senior debt are due quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. At our option, the 2012 senior debt is callable, in whole or in part, on September 1, 2017, or on any scheduled interest payment date thereafter, at a price equal to the outstanding principal amount to be redeemed plus accrued and unpaid interest. The 2012 senior debt matures on September 1, 2019.

PERSONNEL

As of December 31, 2016, we had 1,116 full-time equivalent Associates (employees). Our Associates are not represented by a collective bargaining unit. We believe our relationship with our Associates is very good, as evidenced by our being named a “Top Workplace” by an independent survey of our Associates for the last eleven years.

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

In 2010, the President signed into law the Dodd-Frank Act. This Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including depository institutions. The law also established the Consumer Financial Protection Bureau as an independent agency within the Federal Reserve. The following aspects of the Dodd-Frank Act, among others, are related to the operations of our Bank:

•

The Office of Thrift Supervision, formerly the primary regulator of federal savings associations and savings and loan holding companies, was merged into the OCC and the Federal Reserve and the federal savings association charter has been preserved under OCC jurisdiction.

•

The Consumer Financial Protection Bureau has been established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Depository institutions of less than $10 billion in total assets, such as the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

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

Some of these provisions have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. We expect that the Dodd-Frank Act will continue to increase our operating and compliance costs. Specific impacts of the Dodd-Frank Act on our current activities or new financial activities will become evident in the future, and our financial performance and the markets in which we operate will continue to depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Some aspects of the Dodd-Frank Act continue to be subject to rulemaking, making it difficult to anticipate the overall financial impact on us, our customers, or the financial industry in general.

RECENT LEGISLATION

Basel III

In 2013, the Federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision (BCBS) capital guidelines for U.S. banking organizations. Under the final rules as of January 2015, minimum requirements increased for both the quantity and quality of capital maintained by the Company and the Bank. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of total capital to risk-weighted assets of 8.0%, and required a minimum Tier 1 leverage ratio of 4.0%. The final rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. The phase-in of the capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. For 2017, the capital conservation buffer is 1.25%. The final rules also revised the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments). As of December 31, 2016, we had approximately $67.0 million of trust preferred securities outstanding, all of which are counted as Tier 1 capital.

The phase-in period for the final rules began for us on January 1, 2015. Full compliance with all of the final rule’s requirements phased in over a multi-year schedule is required by January 1, 2019. As of December 31, 2016, the Company and the Bank met the applicable standards, and the Bank was “well-capitalized” under the prompt corrective action rules.

In 2014, the Federal banking agencies adopted a “liquidity coverage ratio” requirement (LCR) for large internationally active banking organizations, and in 2016, the agencies proposed a “net stable funding ratio” standard (NSFR) for the same group of institutions. The LCR measures an organizations’ ability to meet liquidity demands over a 30-day horizon; the NSFR would test the same capacity over a one-year horizon. Neither requirement applies directly to the Company or the Bank, but the policies embedded in them may inform the work of the examiners as they consider our liquidity.

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

In accordance with the statute, the interchange fee standards do not apply to fees charged by issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31), such as the Bank, against debit accounts that they hold.

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

The Company is a grandfathered unitary thrift holding company, a status that allows us to acquire companies or business lines that engage in a wide range of non-banking activities. Should we lose that status, we will be constrained in our ability to acquire many non-banking companies or business lines.

Safe and Sound Banking Practices

Savings and loan holding companies and their non-bank subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or constitute violations of laws or regulations. For example, the Federal Reserve opposes any repurchase of common stock or any other regulatory capital instrument if the repurchase would be inconsistent with the savings and loan holding company’s prospective capital needs and continued safe and sound operation. As another example, a savings and loan holding company may not impair its subsidiary savings association’s soundness by causing it to make funds available to non-depository subsidiaries or their customers if the Federal Reserve believed it not prudent to do so. The Federal Reserve can assess civil money penalties on a party for activities conducted on a knowing or reckless basis, if those activities caused more than a minimal loss to an institution or pecuniary gain to the party. The penalties can be as high as $.04 million for each day the activity continues.

Source of Strength

The Federal Reserve requires the Company to act as a source of financial strength to the Bank in the event of financial distress at the Bank. Under this standard, the Company is expected to commit resources to support the Bank, including at times when the holding company would not otherwise be inclined to do so. The Federal Reserve also expects the Company to provide managerial support to the Bank as needed. The Federal Reserve may require a savings and loan holding company to terminate an otherwise lawful activity or divest control of a subsidiary if the activity or subsidiary poses a serious risk to the financial safety, soundness, or stability of a subsidiary savings association and is inconsistent with sound banking principles.

In addition, pursuant to the Dodd-Frank Act, the capital rules for savings and loan holding companies are no less stringent than those that apply to their subsidiary savings associations.

Dividends

The principal sources of the Company’s cash are debt issuances and dividends from the Bank, supplemented by earnings from its operating subsidiaries (Cypress, Powdermill and West Capital). Our earnings and activities are affected by federal, state and local laws and regulations. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve that holding companies should pay cash dividends on common stock only out of earnings available for the period for which the dividend is being paid and only if prospective earnings retention is consistent with the organization’s expected future capital needs and current and prospective financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with this policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the Federal Reserve’s policy statement.

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

Cypress and West Capital

Cypress and West Capital are registered investment advisors under the Investment Advisers Act of 1940, as amended, and as such are supervised by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Noncompliance with the Investment Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

Regulation of WSFS Bank

General

As a federally chartered savings institution the Bank is subject to regulation, examination and supervision by the OCC. The OCC conducts regular safety and soundness examinations of the Bank, which result in ratings for capital, asset quality, management, earnings, liquidity, and sensitivity to market risk and a composite rating (referred to collectively as the “CAMELS” rating.) The OCC treats the CAMELS ratings and the examination reports as highly confidential, and they are not available to the public. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements. The Bank must file reports with the OCC describing its activities and financial condition, including a quarterly “call report” that is publicly available. The FDIC also has the authority to conduct special examinations of the Bank, and the CFPB has back-up enforcement authority over the Bank. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve.

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

Restrictions also apply to extensions of credit by the Bank to its executive officers, directors, principal shareholders, and their related interests and to similar individuals at the Company and the Bank’s affiliates. In general, such extensions of credit (i) may not exceed certain dollar limitations, (ii) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (iii) must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit also require the approval of the Bank’s Board of Directors.

The Bank may not extend credit, lease, sell property, or furnish any service or fix or vary the consideration for them on the condition that (i) the customer obtain or provide some additional credit, property, or service from or to the Bank or the Company or their subsidiaries (other than a loan, discount, deposit, or trust service or that are related to and usually provided in connection with any such product or service) or (ii) the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. The Federal banking agencies have, however, allowed banks and savings associations to offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products. The law authorizes the Federal Reserve to grant additional exceptions by regulation or order.

Regulatory Capital Requirements

Under revised capital regulations effective January 1, 2015 for the Bank, savings institutions must maintain “tangible” capital equal to 1.5% of average total assets, common equity Tier 1 equal to 4.5% of risk-weighted assets, Tier 1 capital equal to 6% of risk-weighted assets, total capital (a combination of Tier 1 and Tier 2 capital) equal to 8% of risk-weighted assets, and a leverage ratio of Tier 1 capital to average total consolidated assets equal to 4%. The regulations also modified the thresholds necessary for a savings association to be deemed well or adequately capitalized; these adjustments are discussed below under “Prompt Corrective Action.”

Under the revised capital rules, the components of common equity Tier 1 capital include common stock instruments (including related surplus), retained earnings, and certain minority interests in the equity accounts of fully consolidated subsidiaries (subject to certain limitations). A savings association must make certain deductions from and adjustments to the sum of these components to determine common equity Tier 1 capital The required deductions for federal savings associations include, among other items, goodwill (net of associated deferred tax liabilities), certain other intangible assets (net of deferred tax liabilities), certain deferred tax assets, gains on sale in connection with securitization exposures and investments in and extensions of credit to certain subsidiaries engaged in activities not permissible for national banks. The adjustments require several complex calculations and include adjustments to the amounts of deferred tax assets, mortgage servicing assets, and certain investments in the capital of unconsolidated financial institutions that are includable in common equity Tier 1 capital. Additional Tier 1 capital includes noncumulative perpetual preferred stock and related surplus, and certain minority interests in the equity accounts of fully consolidated subsidiaries not included in common equity Tier 1 capital (subject to certain limitations). Tier 2 capital includes subordinated debt with a minimum original maturity of five years, related surplus, certain minority interests in in the equity accounts of fully consolidated subsidiaries not included in Tier 1 capital (subject to certain limitations), and limited amounts of a bank’s allowance for loan and lease losses (ALLL). Certain deductions and adjustments are necessary for both additional Tier 1 capital and Tier 2 capital. Tangible capital has the same definition as Tier 1 capital.

The revised capital rules also modified the risk weights for several types of assets. The risk weights range from 0% for cash, U.S. government securities, and certain other assets, 50% for qualifying residential mortgage exposures, 100% for corporate exposures and non-qualifying mortgage loans and certain other assets, to 600% for certain equity exposures. Loans that are past due by 90 days or more and commercial real estate loans either with a loan-to-value ratio in excess of the supervisory ceilings or without a certain amount of contributed capital from the borrower must be risk-weighted at 150%. Mortgage servicing assets and deferred tax assets that are not deducted from common equity Tier 1 capital in accordance with the adjustment stated above are risk-weighted at 250%.

At December 31, 2016, the Bank was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, tangible capital and leverage capital requirements.

The Company is subject to similar minimum capital requirements as the Bank, except that the Company is not subject to a tangible capital ratio. As of December 31, 2016, the Company was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, and leverage capital requirements. For the Company to be “well capitalized,” the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. As of December 31, 2016, the Company met all the requirements to be deemed well-capitalized.

Prompt Corrective Action

All banks and savings associations are subject to a “prompt corrective action” regime. This regime is designed primarily to impose increasingly stringent limits on insured depository institutions as their capital deteriorates below certain levels. There are five different capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A well-capitalized institution usually is entitled to various regulatory advantages, such as expedited treatment of applications, favorably deposit insurance assessments, and no express restrictions on brokered deposits. The revised capital rules summarized above raised the thresholds for well-capitalized status. In order to be “well capitalized”, an OCC-regulated savings association must have a common equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a 5.0% leverage ratio, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC. An adequately capitalized savings association must maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a leverage ratio of 4.0%. If a savings association falls below any one of these floors, it becomes undercapitalized and subject to a variety of restrictions on its operations.

As of December 31, 2016, the Bank met all of the prerequisites for well-capitalized status.

Dividend Restrictions

Both OCC and Federal Reserve regulations govern capital distributions by Federal savings associations to their holding companies. Covered distributions include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings association must file a notice with the Federal Reserve at least 30 days before making any capital distribution. The association also must file an application with the OCC for approval of a capital distribution if either (1) the total capital distributions for the applicable calendar year (including the proposed capital distribution) exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. In certain situations, a Federal savings association may be able to file a notice with the OCC rather than an application; in other situations, no application or notice is required for the OCC, although notice to the Federal Reserve still is necessary. For the year 2016, the Bank paid dividends to the Company after receiving approval from the OCC.

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

Through June 30, 2016, the Bank’s assessment rate was based on a methodology adopted by the FDIC for the quarter beginning April 1, 2011. This methodology was in response to a provision in the Dodd-Frank Act that changed the calculation of the assessment base and that entailed changes to the risk-based pricing system. Under the methodology adopted for 2011, the assessment base became an insured depository institution’s average consolidated total assets less average tangible equity.

The overall range of initial base assessment rates was 5 basis points to 45 basis points. Institutions, such as the Bank, that are not large and highly complex institutions were placed in one of four risk categories depending on the institution’s capital level (using the same thresholds as in the prompt corrective action regime) and supervisory evaluations by the institution’s primary federal regulator. The risk category with the highest-rated and well-capitalized institutions included a range of assessment rates, and a specific rate was assigned to a particular institution based on a variety of financial factors and the institution’s component CAMELS ratings. Each of the remaining three risk categories imposed the same rate on all institutions in the category.

In April 2016, the FDIC adopted new assessment rates and a new methodology for the assignment of rates that would become effective when the reserve ratio of the Deposit Insurance Fund rose above 1.15%. This event occurred when the FDIC announced that as of June 30, 2016, the reserve ratio was 1.17%. Accordingly, for the last two quarters of 2016, the Bank’s assessment rate has been determined differently. The range of initial base assessment rates shifted down to 3 basis points to 30 basis points (subject to certain adjustments for unsecured debt and brokered deposits). Insured depository institutions other than large and highly complex institutions were assigned to one of three (rather than four) risk categories based solely on composite CAMELS rating. Each of the three risk categories has a range of rates, and the rate for a particular institution is determined based on seven financial ratios and the weighted average of its component CAMELS ratings.

Further downward adjustments of assessment rates are possible as the reserve ratio exceeds 2.0% and higher levels. Once the minimum reserve ratio of the Deposit Insurance Fund has increased to 1.35% of estimated annual insured deposits or assessment base, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

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

Reserves

Pursuant to regulations of the Federal Reserve, a savings institution must maintain reserves against its transaction accounts. During 2016, no reserves were required to be maintained on the first $15.2 million of transaction accounts, reserves of 3% were required to be maintained against the next $95.0 million of transaction accounts and a reserve of 10% was required to be maintained against all remaining transaction accounts. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets.

Consumer Protection Regulations

The Bank’s offerings of retail products and services to consumers are subject to a large number of statutes and regulations designed to protect the finances of consumers and to promote lending to various sectors of the economy and population. These laws include, but are not limited to the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, and their implementing regulations. States may adopt more stringent consumer financial protection statutes that could apply to us as well. The CFPB is responsible for writing and revising the Federal regulations, but the OCC is responsible for ensuring compliance by Federal savings associations with less than $10 billion in consolidated assets, such as the Bank. State attorneys general also may file suit to enforce federal and state laws.

The CFPB has finalized a number of significant rules, including rules that affect nearly every aspect of the residential mortgage lending and servicing process, from origination through maturity or foreclosure. Among other things, the rules require home mortgage lenders to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the reasonable ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time.

Privacy and Cybersecurity

Pursuant to Federal regulation, the ability of a savings association (as well as banks and other financial institutions) to disclose non-public information about consumers to non-affiliated third parties is limited. We must develop and disclose privacy policies and, in some situations, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The regulations affect how consumer information is transmitted through a savings association and its affiliates and conveyed to outside vendors. In addition, consumers may prevent disclosure of certain information among affiliates that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports or applications. Consumers have the ability to direct banks and other financial institutions not to share information about transactions and experiences with affiliates for the purpose of marketing products or services.

The Federal banking agencies pay close attention to the cybersecurity practices of savings associations, banks, and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council, has issued several policy statements and other guidance for banks as new cybersecurity threats arise. FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart cyber attacks.

Bank Secrecy Act and Anti-Money Laundering

Savings associations, banks, and several other classes of financial institutions are subject to several regulations designed to prevent money laundering and the financing of terrorism. The principal requirements are that an institution (i) establish an anti-money laundering program that includes training and audit components; (ii) establish a “know your customer” program to confirm the identity of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities; (iii) take additional precautions for accounts sought and managed for non-U.S. persons; and (iv) perform certain verification and certification of money laundering risk for foreign correspondent banking relationships. Anti-money laundering rules and policies are developed by a bureau within the U.S. Department of the Treasury, the Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by the primary federal regulators, in our case, the OCC.

Bank Secrecy Act and anti-money laundering compliance has been a special focus of the OCC and the other Federal banking agencies in recent years. Any non-compliance is likely to result in an enforcement action, often with substantial monetary penalties and reputational damage. A savings association or bank that is required to strengthen its compliance program often must put on hold any initiatives that require banking agency approval.

Community Reinvestment Act

All savings associations and banks are subject to the Community Reinvestment Act (CRA), which requires each such institution to help meet the credit needs of low- to moderate-income communities and individuals within the institution’s assessment area. CRA does not impose specific lending requirements, and it does not contemplate that an institution would take any action inconsistent with safety and soundness. The Federal banking agencies evaluate the performance of each of their regulated institutions periodically. Evaluations that result in a conclusion of “Needs to Improve” or “Unsatisfactory” may block or impede regulatory approvals for other actions by an institution.

The Bank has three assessment areas in and around Wilmington, DE. The Bank received a rating of “Satisfactory” in its most recent performance evaluation, dated Sept. 2, 2014.

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

Reconciliation of Core ROA

We prepare our financial statements in accordance with U.S. GAAP. To supplement our financial information presented in accordance with U.S. GAAP, we provide a non-GAAP financial measure, core ROA, in order to provide investors with a better understanding of the company’s performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe the presentation of this non-GAAP financial measure, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the company’s operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

Core ROA is calculated as follows:

For the year ended
(Dollars in thousands except ratio data)	December 31, 2016
Net income (GAAP)	$64,080
Plus: corporate development costs (after tax)	5,828
Less: securities gains (after tax)	1,528

Core net income (non-GAAP)	$68,380

Average assets	6,042,824
ROA (GAAP)	1.06%
Core ROA (non-GAAP)	1.13%

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

We have identified our major risk categories as: market risk, credit risk, capital and liquidity risk, compliance risk, operational risk, strategic risk, reputational risk and model risk. Market risk is the risk of loss due to changes in external market factors such as interest rates. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. We are exposed to both customer credit risk, from our loans, and institutional credit risk, principally from our various business partners and counterparties. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Compliance risk is the risk that we fail to adequately comply with applicable laws, rules and regulations. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (i.e., natural disasters) or compliance, reputational or legal matters and includes those risks as they relate directly to the Company as well as to third parties with whom we contract or otherwise do business. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment.

1. Market Risk

Difficult market conditions and unfavorable economic trends could adversely affect our industry and our business.

We are exposed to downturns in the Delaware, mid-Atlantic and overall U.S. economy and housing markets. While certain economic conditions in the U.S. have shown signs of improvement in recent years, economic growth has been slow and uneven as consumers continue to recover from previously high unemployment rates, lower housing values, concerns about the level of U.S. government debt and fiscal actions that may be taken to address this, as well as economic and political conditions in the global markets. Unfavorable economic trends, sustained high unemployment, and declines in real estate values can cause a reduction in the availability of commercial credit and can negatively impact the credit performance of commercial and consumer loans, resulting in increased write-downs. These negative trends can cause economic pressure on consumers and businesses and diminish confidence in the financial markets, which may adversely affect our business, financial condition, results of operations and ability to access capital. A worsening of these conditions, such as a recession or economic slowdown, would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:

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

•	Increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to commercial credit;

•	Impaired ability to access the capital markets or otherwise obtain needed funding on attractive terms or at all;

•	Changes in the regulatory environment, including regulations promulgated or to be promulgated under the Dodd-Frank Act, could influence recognition of loan losses and our allowance for loan losses;

•	Downward pressure on our stock price; and

•	Increased competition due to intensified consolidation of the financial services industry.

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

We seek to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of our different types of interest-earning assets and interest-bearing liabilities, but these interest rate risk management techniques are not capable of eliminating such risks and they may not be as effective as we intend. A rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. The results of our interest rate sensitivity simulation models depend upon a number of assumptions which may prove to be inaccurate. There can be no assurance that we will be able to successfully manage our interest rate risk. In addition, increases in market interest rates and/or adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our noninterest income, as a result of reduced demand for residential mortgage loans that we pre-sell.

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

Future changes in interest rates may reduce the market value of our investment securities. In addition, our securities portfolio is subject to risk as a result of our exposure to the credit quality and strength of the issuers of the securities or the collateral backing such securities. Any decrease in the value of the underlying collateral will likely decrease the overall value of our securities, affecting equity and possibly impacting earnings.

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

Our nonperforming assets, which consist of non-accrual loans, assets acquired through foreclosure and TDRs adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for loan losses which reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from daily operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on our earnings. Significant increases in the level of our nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.

Our loan portfolio includes a substantial amount of commercial real estate, construction and land development and commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

Our commercial loan portfolio includes commercial and industrial loans, commercial real estate loans and construction and land development loans. Commercial real estate loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by our customers would adversely affect our earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the larger size of loan balances, and the potential that adverse changes in general economic conditions can adversely affect income-producing properties. A portion of our commercial real estate, construction and land development and commercial and industrial loan portfolios includes a balloon payment feature. A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

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

We make various assumptions and judgments about the collectability of the loans in our portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable or incurred losses in our loan portfolio, resulting in unanticipated losses and additions to our allowance for loan losses. While we believe that our allowance for loan losses was adequate at December 31, 2016, there is no assurance that it will be sufficient to cover future loan losses, especially if there is a significant deterioration in economic conditions. Material additions to our allowance could materially decrease our net income.

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

The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2016, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.

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

We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the U.S. If our policies, procedures and systems or those of our third party vendors are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

The Federal Reserve regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

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

Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions. We evaluate goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount. Although we have determined that goodwill and other intangible assets were not impaired during 2016, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. Any future write-down of the goodwill or intangible assets could result in a material charge to earnings.

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

The value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios.

Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available, including the impact of recent operating results, as well as potential carryback of tax to prior years’ taxable income, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios. In addition, the value of our deferred tax assets could be adversely affected by a change in statutory tax rates. For example, President Trump’s administration has indicated it will propose reductions to the corporate statutory tax rate. A decline in the federal corporate tax rate may lower the Company’s tax provision expense, however, it may also significantly decrease the value of the Company’s deferred tax assets, which would result in a reduction of net income in the period in which the tax change is enacted.

Our risk management processes and procedures may not be effective in mitigating our risks

Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control material risks to which we are subject, including, for example, credit risk, market risk, liquidity risk, strategic risk and operational risk.

We seek to monitor and control our risk exposure through a framework that includes our risk appetite statement, enterprise risk assessment process, risk policies, procedures and controls, reporting requirements, credit risk culture and governance structure. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to manage these risks are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing our credit and other risk may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, and that could have a material adverse effect on our business, results of operations and financial condition.

Litigation or legal proceedings could expose us to significant liabilities and/or damage our reputation.

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

WSFS Bank provides indenture trustee and loan agency services, including administrative and collateral agent fee-based services for first lien, second lien, debtor-in-possession and exit facilities, and WSFS Bank professionals work with ad hoc committees, unsecured creditors’ committees, borrowers and other professionals involved in restructuring and bankruptcy. In this capacity, in the normal course of business, WSFS Bank may be named as a party in litigation. Although WSFS Bank has no credit or direct exposure in conjunction with this administrative role, the fact that the Bank’s name appears in the case caption may create the erroneous impression that WSFS Bank may have financial exposure in such a lawsuit.

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

Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. Our trust, custody and investment management businesses are particularly subject to this risk. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, as a publicly-held company, we are subject to the risk of claims under the federal securities laws, and volatility in our stock price and those of other financial institutions increases this risk. Actions brought against us may result in injunctions, settlements, damages, fines or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Even if we defend ourselves successfully, the cost of litigation may be substantial, and public reports regarding claims made against us may cause damage to our reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies and stockholders, consequently negatively affecting our earnings. In the ordinary course of our business, we also are subject to various regulatory, governmental and enforcement inquiries, investigations and subpoenas. These may be directed generally to participants in the businesses in which we are involved or may be specifically directed at us. In enforcement matters, claims for disgorgement, the imposition of civil and criminal penalties and the imposition of other remedial sanctions are possible.

Management evaluates litigation claims and proceedings to assess the likelihood of unfavorable outcomes and estimates, if possible, the amount of potential losses. We may establish a reserve, as appropriate, based upon our assessments and estimates in accordance with accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on the judgment of our management with respect to those assessments, estimates and disclosures. Litigation and legal proceedings may result in the incurrence of significant liabilities, including payment of damages, fees and expenses related to the litigation, and/or penalties and fines. Further, actual outcomes or losses may differ materially from assessments and estimates, which could adversely affect our reputation, financial condition and results of operations.

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

Key employees may be difficult to attract and retain.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in 500 Delaware Ave., Wilmington, Delaware where we lease 87,819 square feet of space. At December 31, 2016, we conducted our business through 60 full-service branches located in Delaware and southeastern Pennsylvania. Nine of our branches were owned while all other facilities were leased.

In addition to our branch network, we lease office space for four loan production offices located in Delaware, southeastern Pennsylvania and Virginia and we lease thirteen other facilities in Delaware, southeastern Pennsylvania and Nevada to house operational activities, Cash Connect and Wealth Management. At December 31, 2016, our premises and equipment had a net book value of $48.9 million. All of these properties are generally in good condition and are appropriate for their intended use.

While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion. However, there are no current plans to lease, purchase or construct additional administrative facilities.

For additional detail regarding our properties and equipment, see Note 8 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 23 to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “WSFS”. At December 31, 2016, we had 1,100 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

The closing market price of our Common Stock at December 31, 2016 was $46.35.

		Stock Price Range
		Low	High	Dividends
2016	4th	$31.90	$47.64	$0.07
	3rd	31.47	39.31	0.06
	2nd	30.56	37.10	0.06
	1st	26.40	33.71	0.06

				$0.25

2015	4th	$27.51	$35.42	$0.06
	3rd	26.26	29.44	0.05
	2nd	23.59	27.98	0.05
	1st	24.34	26.67	0.05

				$0.21

Share Repurchases:

Commencing in November 2015, the Company’s Board of Directors approved authorizations to purchase, in the aggregate, up to 1,492,661 shares of Common Stock.

The following table provides information regarding our purchases of Common Stock during the fourth quarter of 2016.

2016	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
October	—	N/A	—	991,194
November	30,000	36.65	30,000	961,194
December	10,000	46.25	10,000	951,194

Total	40,000	$39.05	40,000

(1)	During the fourth quarter of 2015, the Board of Directors approved a stock program of up to 5% of total outstanding shares of common stock. Under the program, purchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. There is no fixed termination date for the repurchase program, and the repurchase program may be suspended or discontinued at any time.

COMPARATIVE STOCK PERFORMANCE GRAPH

The graph and table which follow show the cumulative total return on our Common Stock over the last five years compared with the cumulative total return of the Dow Jones Total Market Index and the Nasdaq Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total return on our Common Stock or the indices equals the total increase in value since December 31, 2011, assuming reinvestment of all dividends paid into the Common Stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2011 in our Common Stock and in each of the indices. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN

COMPARED WITH PERFORMANCE OF SELECTED INDEXES

December 31, 2011 through December 31, 2016

	December 31, 2011 through December 31, 2016 Cumulative Total Return
	2011	2012	2013	2014	2015	2016
WSFS Financial Corporation	$100	$119	$219	$219	$278	$401
Dow Jones Total Market Index	100	110	143	157	158	184
Nasdaq Bank Index	100	119	168	176	191	262

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share and branch data)	2016	2015	2014	2013	2012
At December 31,
Total assets	$6,756,270	$5,584,719	$4,851,749	$4,513,863	$4,372,941
Net loans (1) (5)	4,476,574	3,770,857	3,185,159	2,936,467	2,736,674
Reverse mortgages	22,583	24,284	29,298	37,328	19,229
Investment securities (2)	958,889	886,891	866,292	817,115	900,839
Other investments	41,787	30,709	23,412	36,201	31,796
Total deposits	4,738,438	4,016,566	3,649,235	3,186,942	3,274,963
Borrowings (3)	1,048,386	812,200	545,764	759,830	515,255
Trust preferred borrowings	67,011	67,011	67,011	67,011	67,011
Senior debt	152,050	53,757	53,429	53,100	52,793
Stockholders’ equity	687,336	580,471	489,051	383,050	421,054
Number of full-service branches	60	51	43	39	41
For the Year Ended December 31,
Interest income	$216,578	$182,576	$160,337	$146,922	$150,287
Interest expense	22,833	15,776	15,830	15,334	23,288

Net interest income	193,745	166,800	144,507	131,588	126,999
Noninterest income	102,355	88,255	78,278	80,151	86,693
Noninterest expenses	185,960	163,459	146,645	131,755	133,345
Provision for loan losses	12,986	7,790	3,580	7,172	32,053
Provision for income taxes	33,074	30,273	18,803	25,930	16,983
Net Income	64,080	53,533	53,757	46,882	31,311
Dividends on preferred stock and accretion of discount	—	—	—	1,633	2,770
Net income allocable to common stockholders	64,080	53,533	53,757	45,249	28,541
Earnings per share allocable to common stockholders:
Basic	2.12	1.88	1.98	1.71	1.09
Diluted	2.06	1.85	1.93	1.69	1.08
Interest rate spread	3.79%	3.79%	3.62%	3.51%	3.39%
Net interest margin	3.88	3.87	3.68	3.56	3.46
Efficiency ratio	62.18	63.52	65.76	62.42	62.19
Noninterest income as a percentage of total revenue (4)	34.22	34.29	34.82	37.64	40.43
Return on average assets	1.06	1.05	1.17	1.07	0.73
Return on average equity	10.03	10.24	12.21	11.60	7.66
Return on tangible common equity (6)	12.85	11.92	13.80	13.99	9.90
Average equity to average assets	10.57	10.31	10.33	8.62	9.58
Tangible equity to assets (6)	7.55	8.84	9.00	7.69	8.93
Tangible common equity to assets (6)	7.55	8.84	9.00	7.69	7.72
Ratio of nonperforming assets to total assets	0.60	0.71	1.08	1.06	1.43
Ratio of allowance for loan losses to total gross loans	0.89	0.98	1.23	1.40	1.58
Ratio of allowances for loan losses to nonaccruing loans	174	175	164	133	92
Ratio of charge-offs to average gross loans	0.25	0.29	0.18	0.33	1.49
(1)	Includes loans held for sale.
(2)	Includes securities available for sale, held to maturity, and trading.
(3)	Borrowings consist of FHLB advances, securities sold under agreement to repurchase and other borrowed funds.
(4)	Computed on a fully tax-equivalent basis.
(5)	Net of unearned income.
(6)	Ratio is a non-GAAP measure. See “Reconciliation of non-GAAP financial measures included in Item 6”

Reconciliation of non-GAAP financial measures included in Item 6

We prepare our financial statements in accordance with U.S. GAAP. To supplement our financial information presented in accordance with U.S. GAAP, we provide non-GAAP financial measures; return on tangible common equity, tangible equity to assets and tangible common equity to assets, in order to provide investors with a better understanding of the company’s performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the company’s operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(Dollars in thousands, except ratio data)	2016	2015	2014	2013	2012
At December 31,
Period End Tangible Assets
Period end assets	$6,765,270	$5,584,719	$4,851,749	$4,513,863	$4,372,941
Goodwill and intangible assets	(191,247)	(95,295)	(57,594)	(38,979)	(33,320)

Tangible assets	$6,574,023	$5,489,424	$4,794,155	$4,474,884	$4,339,621

Period End Tangible Common Equity
Period end Stockholder’s equity	$687,336	$580,471	$489,051	$383,050	$421,054
Goodwill and intangible assets	(191,247)	(95,295)	(57,594)	(38,979)	(33,320)
Noncumulative perpetual preferred stock	—	—	—	—	(52,624)

Tangible common equity	$496,089	$485,176	$431,457	$344,071	$335,110

Tangible common equity to assets	7.55%	8.84%	9.00%	7.69%	7.72%

Period End Tangible Equity
Period end Stockholder’s equity	$687,336	$580,471	$489,051	$383,050	$421,054
Goodwill and intangible assets	(191,247)	(95,295)	(57,594)	(38,979)	(33,320)

Tangible equity	$496,089	$485,176	$431,457	$344,071	$387,734

Tangible equity to assets	7.55%	8.84%	9.00%	7.69%	8.93%

Period End Tangible Income
GAAP net income	$64,080	$53,533	$53,757	$46,882	$31,311
Tax effected amortization of intangible assets	1,621	1,201	820	625	643

Net tangible income	$65,701	$54,734	$54,577	$47,507	$31,954

Average Tangible Common Equity
Average stockholder’s equity	$638,624	$522,925	$440,273	$404,029	$408,879
Average goodwill and intangible assets	(127,168)	(63,887)	(44,828)	(34,726)	(33,829)
Average noncumulative perpetual preferred stock	—	—	—	(29,627)	(52,401)

Average tangible common equity	$511,456	$459,038	$395,445	$339,676	$322,649

Return on tangible common equity	12.85%	11.92%	13.80%	13.99%	9.90%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB or WSFS Bank, one of the ten oldest bank and trust companies continuously operating under the same name in the U.S. At nearly $6.8 billion in assets and $15.7 billion in fiduciary assets, WSFS Bank is also the largest locally-managed bank and trust company headquartered in Delaware and the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other financial institutions. A fixture in the community, the Bank has been in operation for more than 185 years. In addition to its focus on stellar customer experiences, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering stellar experiences growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.

Our core banking business is commercial lending funded by customer-generated deposits. We have built a $3.7 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of December 31, 2016, we service our customers primarily from our 77 offices located in Delaware (46), Pennsylvania (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches and mortgage and title services through those branches and through Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.

During the third quarter of 2016, we completed the acquisition of Penn Liberty Financial Corp. (Penn Liberty) a community bank headquartered in Wayne, Pennsylvania. We expect this acquisition to build our market share, deepen our presence in the southeastern Pennsylvania market, and grow our customer base. The results of Penn Liberty’s operations are included in our Consolidated Financial Statements since the date of the acquisition. See Note 2 to the Consolidated Financial Statements.

Also during the third quarter of 2016, we acquired the assets of Powdermill Financial Solutions LLC, a multi-family office serving an affluent clientele in the local community and throughout the U.S. This acquisition aligns with our strategic plan to expand our wealth management offering and to diversify our fee-income generating business.

During the fourth quarter of 2016, we acquired the assets of West Capital Management, Inc., an independent, fee-only wealth management firm operating under a multi-family office philosophy. This acquisition aligns with our strategic plan to expand our wealth management offerings and to diversify our fee-income generating business.

The Cash Connect segment is a premier provider of ATM vault cash, smart safe and cash logistics services in the United Sates. It manages over $1.0 billion in total cash and services over 20,000 non-bank ATMs and over 800 smart safes nationwide. Cash Connect provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect also operates 446 ATMs for the Bank, which has the largest branded ATM network in Delaware.

As a provider of ATM Vault Cash to the U.S. ATM industry, Cash Connect is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 16-year history, Cash Connect periodically has been exposed to theft from armored courier companies and consistently has been able to recover losses through its risk management strategies, although there can be no guarantees that we will be able to recover future losses.

The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through six businesses. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC (Cypress) is a registered investment advisor with $677.9 million in assets under management. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and providing current income. West Capital, a registered investment advisor with approximately $738.1 million in assets under management, is a fee-only wealth management firm which operates under a multi-family office philosophy and provides fully-customized solutions tailored to the unique needs of institutions and high net worth individuals. Christiana Trust, with $14.3 billion in assets under administration, provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy, administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office that specializes in providing unique, independent solutions to high net worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

As a provider of trust services to our clients, we are exposed to operational, reputational, and legal risks due to the inherent complexity of the trust business. To mitigate these risks, we rely on the hiring, development, and retention of experienced Associates, financial controls, managerial oversight, and other risk management practices. Also, from time to time our trust business may give rise to disputes with clients and we may be exposed to litigation which could result in significant costs. The ultimate outcome of any litigation is uncertain.

The company has four consolidated subsidiaries, WSFS Bank, Cypress Capital Management, LLC (Cypress), WSFS Capital Management, LLC (West Capital) and WSFS Wealth Management, LLC (Powdermill), as well as one unconsolidated subsidiary, WSFS Capital Trust III (the Trust). WSFS Bank has three wholly-owned subsidiaries, WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services, LLC (Monarch).

RESULTS OF OPERATIONS

We recorded net income of $64.1 million, or $2.06 per diluted common share, for the year ended December 31, 2016, an increase of $10.6 million compared to $53.5 million, or $1.85 per diluted common share, for the year ended December 31, 2015. Results in 2016 included corporate development costs of $8.5 million compared to $7.6 million of such costs in 2015. Net interest income increased $26.9 million, primarily due to the acquisition of Penn Liberty in August 2016, in addition to the full year of results from our acquisition of Alliance in October 2015, as well as robust organic growth. The improvement in net income was partially offset by higher interest expense associated with the issuance of $100 million of unsecured senior notes in 2016. Our provision for loan loss increased $5.2 million in 2016, primarily as a result of two significant, isolated credit events in two different segments of our loan portfolio. Noninterest, or fee income, increased $14.1 million due to continued growth in wealth management and mortgage banking businesses. Finally, operating expenses increased $22.5 million in 2016, reflecting growth in ongoing operating costs from our recent acquisitions of Penn Liberty, Powdermill, West Capital and Alliance and the investment in the related infrastructure and staffing costs to support our growth.

We recorded net income of $53.5 million, or $1.85 per diluted share for the year ended December 31, 2015 a $0.2 million decrease compared to $53.8 million, or $1.93 per diluted share for the year ended December 31, 2014. Results for 2014 included a one-time tax benefit of $6.7 million, or $0.24 per diluted share and $3.6 million (pre-tax), or $0.08 per diluted share, less in corporate development expenses. Earnings for 2015 were impacted by a significant increase in net interest income driven by both organic growth and the acquisition of Alliance in October 2015. Additionally, our wealth management and mortgage banking businesses continued to see significant growth over the prior year. Offsetting the growth in net interest income was an increase to the provision for loan losses of $4.2 million for the full year 2015 compared to the full year 2014 driven by one large C&I credit that had a net charge-off of $5.7 million during 2015. Lastly, we saw an increase of $16.9 million in our operating expenses during the year, reflecting growth in ongoing operating costs from our recent acquisition of Alliance and the investment in the related infrastructure and staffing costs to support our growth.

Net Interest Income

Net interest income increased $26.9 million, or 16%, to $193.7 million in 2016 while net interest margin increased slightly to 3.88% in 2016 compared to 3.87% in 2015. The increase in net interest income was due to both organic and acquisition-related loan growth, mostly in our commercial and real estate loan portfolios.

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

Year Ended December 31,	2016 vs. 2015			2015 vs. 2014
(Dollars in thousands)	Volume	Yield/Rate	Net	Volume	Yield/Rate	Net
Interest Income:
Commercial real estate loans	$10,002	$(486)	$9,516	$8,730	$2,537	$11,267
Residential real estate loans	1,494	1,506	3,000	422	368	790
Commercial loans (1)	15,927	822	16,749	5,608	1,166	6,774
Consumer loans	2,888	(285)	2,603	1,043	(123)	920
Loans held for sale	10	100	110	628	(207)	421
Mortgage-backed securities	130	1,451	1,581	636	26	662
Investment securities (2)	952	248	1,200	290	97	387
Reverse mortgages	(412)	260	(152)	(1,147)	1,317	170
FHLB Stock and deposits in other banks	306	(911)	(605)	(20)	868	848

Favorable (unfavorable)	31,297	2,705	34,002	16,190	6,049	22,239

Interest expense:
Deposits:
Interest-bearing demand	151	316	467	52	2	54
Money market	531	346	877	365	623	988
Savings	52	313	365	8	49	57
Customer time deposits	630	(385)	245	158	(1,161)	(1,003)
Brokered certificates of deposits	(91)	392	301	(95)	14	(81)
FHLB advances	621	1,078	1,699	87	494	581
Trust Preferred borrowings	(70)	330	260	—	41	41
Senior debt	3,205	(615)	2,590	—	—	—
Other borrowed funds	(19)	272	253	(745)	54	(691)

(Favorable) unfavorable	5,010	2,047	7,057	(170)	116	(54)

Net change, as reported	$26,287	$658	$26,945	$16,360	$5,933	$22,293

(1)	The tax-equivalent income adjustment is related to commercial loans.
(2)	The tax-equivalent income adjustment is related to municipal securities.

Net interest income attributable to yield for commercial real estate loans and commercial loans increased in 2016 when compared to 2015, continuing to reflect positive performance on purchased loans. The decrease in net interest income attributable to reverse mortgages was primarily due to loan run-off, partially offset by yield improvements driven by improved cash flow projections. Net interest income from FHLB Stock decreased in 2016 when compared to 2015 primarily due to a special one-time dividend payment of $0.8 million during 2015 which did not recur in 2016. Net interest expense related to senior debt was attributable to the issuance of $100 million of unsecured senior notes in June 2016 at an interest rate of 4.25%. The decrease in net interest expense attributable to yield for customer time deposits in 2016 when compared to 2015 reflects the run-off of older, higher-rate time deposits as a part of net interest margin management.

The increase in net interest income attributable to yield for commercial real estate loans and commercial loans in 2015 when compared to 2014 was primarily the result of positive performance on purchased loans, including one large commercial mortgage pay-off. The increase in net interest income attributable to yield for reverse mortgages was primarily due to loan maturities and pay-offs. Net interest income from FHLB Stock increased in 2015 when compared to 2014 primarily due to a special one-time dividend payment of $0.8 million during 2015. The decrease in net interest expense attributable to yield for customer time deposits in 2015 when compared to 2014 was the result of allowing older, higher-rate time deposits to run-off as a part of net interest margin management.

The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest & Dividends	Yield/ Rate (1)	Average Balance	Interest & Dividends	Yield/ Rate (1)	Average Balance	Interest & Dividends	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$1,255,119	$61,705	4.92%	$1,057,662	$52,189	4.93%	$878,627	$40,922	4.66%
Residential real estate loans	257,148	12,327	4.79	225,462	9,327	4.14	218,901	8,537	3.90
Commercial loans	2,125,810	96,098	4.55	1,765,540	79,349	4.47	1,636,843	72,575	4.40
Consumer loans	398,226	17,640	4.43	337,146	15,037	4.46	314,010	14,117	4.50
Loans held for sale	40,597	1,428	3.52	36,829	1,318	3.58	22,360	897	4.01

Total loans	4,076,900	189,198	4.66	3,422,639	157,220	4.61	3,070,741	137,048	4.46
Mortgage-backed securities (3)	734,631	15,754	2.14	727,999	14,173	1.95	695,306	13,511	1.94
Investment securities (3)	202,722	4,872	3.51	161,865	3,672	3.29	150,419	3,285	3.21
Reverse mortgage related assets	24,476	5,147	21.03	26,473	5,299	20.02	33,087	5,129	15.50
Other interest-earning assets	33,744	1,607	4.76	29,247	2,212	7.56	32,232	1,364	4.23

Total interest-earning assets	5,072,473	216,578	4.33	4,368,223	182,576	4.23	3,981,785	160,337	4.08

Allowance for loan losses	(38,422)			(39,269)			(41,298)
Cash and due from banks	110,318			89,269			81,390
Cash in non-owned ATMs	554,698			412,582			370,789
Bank owned life insurance	95,228			79,833			67,548
Other noninterest-earning assets	248,529			163,491			137,907

Total assets	$6,042,824			$5,074,129			$4,598,121

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$834,703	$1,136	0.14%	$695,930	$669	0.10%	$642,046	$615	0.10%
Money market	1,159,299	3,343	0.29	966,589	2,466	0.26	794,292	1,478	0.19
Savings	481,197	653	0.14	414,484	288	0.07	400,759	231	0.06
Customer time deposits	567,657	3,301	0.58	472,921	3,056	0.65	472,512	4,059	0.86

Total interest-bearing customer deposits	3,042,856	8,433	0.28	2,549,924	6,479	0.25	2,309,609	6,383	0.28
Brokered deposits	172,038	988	0.57	195,454	687	0.35	222,567	768	0.35

Total interest-bearing deposits	3,214,894	9,421	0.29	2,745,378	7,166	0.26	2,532,176	7,151	0.28
FHLB advances	735,975	4,707	0.64	621,024	3,008	0.48	600,172	2,427	0.40
Trust preferred borrowings	67,011	1,622	2.42	67,011	1,362	2.00	67,011	1,321	1.94
Senior debt	108,577	6,356	5.85	53,757	3,766	7.01	53,429	3,766	7.05
Other borrowed funds (4)	133,486	727	0.54	134,517	474	0.35	150,174	1,165	0.78

Total interest-bearing liabilities	4,259,943	22,833	0.54	3,621,687	15,776	0.44	3,402,962	15,830	0.46

Noninterest-bearing demand deposits	1,087,502			884,857			718,989
Other noninterest-bearing liabilities	56,755			44,660			35,897
Stockholders’ equity	638,624			522,925			440,273

Total liabilities and stockholders’ equity	$6,042,824			$5,074,129			$4,598,121

Excess of interest-earning assets over interest-bearing liabilities	$812,530			$746,536			$578,823

Net interest and dividend income		$193,745			$166,800			$144,507

Interest rate spread			3.79%			3.79%			3.62%

Net interest margin			3.88%			3.87%			3.68%

See “Notes”

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.
(2)	Average balances include nonperforming loans and are net of unearned income.
(3)	Includes securities available for sale at fair value.
(4)	Includes federal funds purchased and securities sold under agreement to repurchase.

Provision for Loan Losses

We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, which we evaluate in accordance with applicable accounting principles, as discussed further in “Nonperforming Assets”. Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments. For the year ended December 31, 2016 we recorded a provision for loan losses of $13.0 million compared to $7.8 million in 2015 and $3.6 million in 2014. The increase was primarily the result of two large relationships. A $15.4 million substandard C&I loan relationship was exited during the third quarter of 2016, which resulted in a $4.2 million charge-off and $3.0 million in incremental loan loss provision in that quarter. In addition, a $4.0 million private banking credit exposure granted under a business development initiative was downgraded to non-performing status, $3.5 million of which was unsecured. This resulted in a $3.5 million charge-off and incremental loan loss provision during the fourth quarter of 2016.

Noninterest (Fee) Income

Fee income increased $14.1 million to $102.4 million in 2016 from $88.3 million in 2015. Excluding securities gains net, as shown in the table below, noninterest income increased $13.2 million, or 15%, to $100.0 million in 2016 from $86.8 million in 2015. This increase reflected both strong organic and acquisition growth.

	Twelve months ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Noninterest income (GAAP)	$102,355	$88,255	$78,278
Less: Securities gains, net	(2,369)	(1,478)	(1,037)

Adjusted noninterest income (non-GAAP) (1)	$99,986	$86,777	$77,241

(1)	The Company uses non-GAAP financial information in its analysis of its performance. The Company’s management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and changes in the periods presented. The Company’s management believes that investors may use these non-GAAP measures to analyze the Company’s performance without the impact of unusual items or events that may obscure trends in the Company’s underlying performance. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.

Credit/debit card and ATM fees increased $4.2 million, or 16%, in 2016 compared to 2015 reflecting growth as well as the impact of new products and expanded revenue sources. Wealth management income grew $3.8 million, or 17%, in 2016 compared to 2015 reflecting growth in several business lines, with particular strength in trustee securitization appointments, family office services, and financial planning. Fees from mortgage banking activities increased $1.5 million or 26% when compared to 2015 reflecting strong growth provided by WSFS Mortgage. Fees for cash management and other services in our cash connect segment increased $1.2 million, due to several new services and product enhancements. Lastly, deposit service charges increased slightly compared to 2015, primarily due to growth in deposit accounts.

Wealth management income grew $4.5 million, or 26%, in 2015 compared to 2014 reflecting growth in several business lines, with particular strength in bankruptcy administration, trustee securitization appointments and retail brokerage services. Fees from mortgage banking activities increased $1.9 million or 48% when compared to 2014 reflecting strong growth provided by WSFS Mortgage. Credit/debit card and ATM fees increased $1.6 million, or 7%, in 2015 compared to 2014 reflecting organic growth and new product offerings. Lastly, deposit service charges decreased slightly compared to 2014 due to changes in the regulatory environment and customer behavior.

Noninterest Expenses

Noninterest expense in 2016 increased $22.5 million to $186.0 million from $163.5 million in 2015. Excluding the non-routine and other one-time items listed in the table below, noninterest expense increased $22.2 million, or 14%, to $177.4 million in 2016 from $155.2 million in 2015.

Noninterest expense in 2015 increased $16.9 million to $163.5 million from $146.6 million in 2014. Excluding the non-routine and other one-time items listed in the table below, noninterest expense increased $12.6 million, or 9%, to $155.2 million in 2015 from $142.6 million in 2014.

	Twelve months ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Noninterest expenses (GAAP)	$185,960	$163,459	$146,645
Less: Debt extinguishment costs	—	(651)	—
Corporate development costs (1)	(8,529)	(7,620)	(4,031)

Adjusted noninterest expenses (non-GAAP) (2)	$177,431	$155,188	$142,614

(1)	Corporate development costs were largely attributable to our acquisitions of Penn Liberty, Powdermill and West Capital in 2016, Alliance in 2015, and FNBW in 2014.
(2)	The Company uses non-GAAP financial information in its analysis of its performance. The Company’s management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and changes in the periods presented. The Company’s management believes that investors may use these non-GAAP measures to analyze the Company’s performance without the impact of unusual items or events that may obscure trends in the Company’s underlying performance. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.

Contributing to the $22.2 million increase in adjusted noninterest expense in 2016 was ongoing operating costs from the addition of Penn Liberty, Powdermill, and West Capital as well as the full year impact of the acquisition of Alliance in October 2015. Also contributing to the increase was higher compensation and related costs due to added staff to support the company’s overall growth.

The $12.6 million increase in noninterest expense in 2015 was primarily the result of increased compensation expense tied to organic and acquisition growth as well as improved core performance. Also contributing to the increase were increased operating costs to support the infrastructure from our significant organic and acquisition growth, and the ongoing operating costs from the addition of the Alliance franchise in early October 2015.

Income Taxes

We recorded $33.1 million of income tax expense for the year ended December 31, 2016 compared to income tax expense of $30.3 million and $18.8 million for the years ended December 31, 2015 and 2014, respectively. In 2013, we recorded a deferred tax asset and corresponding valuation allowance in connection with the consolidation of the reverse mortgage trust. During early 2014, this valuation allowance was removed and the consolidation resulted in a $6.7 million tax benefit in 2014. The effective tax rates for the years ended December 31, 2016, 2015 and 2014 were 34.0%, 36.1%, and 25.9%, respectively. Excluding the 2014 tax item, the effective tax rate for the year ended December 31, 2014 was 35.2%. Volatility in effective tax rates is impacted by the level of pretax income or loss, combined with the amount of tax-free income as well as the effects of stock compensation tax benefits, consistent with our adoption during 2016 of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation, Compensation - Stock Compensation (Topic 718). The provision for income taxes includes federal, state and local income taxes that are currently payable or deferred because of temporary differences between the financial reporting basis and the tax reporting basis of the assets and liabilities. For additional information, see Note 14 to the Consolidated Financial Statements.

SEGMENT INFORMATION

For financial reporting purposes, our business has three reporting segments: WSFS Bank, Cash Connect, and Wealth Management. The WSFS Bank segment provides loans and other financial products to commercial and retail customers.

Cash Connect provides turnkey ATM services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry as well as smart safe and other cash logistics services in the U.S. The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients.

WSFS Bank Segment

The WSFS Bank segment income before taxes grew $14.4 million or 23%, in 2016 compared to 2015 due primarily to an increase in external net interest income of $33.9 million or 19%, reflecting positive performance in our portfolio of purchased loans, improvement in our balance sheet mix, and strong organic and acquisition growth. The increase in net interest income was partially offset by an increase in external operating expenses of $17.4 million or 14%, primarily driven by increased compensation expense tied to organic and acquisition growth as well as improved core performance and a $1.9 million increase in the provision for loan losses, primarily driven by our exit of a substandard C&I relationship and the associated charge-off. Also contributing to the increase in operating expenses were increased costs to support the infrastructure from the segment’s significant organic and acquisition growth.

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

Cash Connect Segment

The Cash Connect segment income before taxes grew $0.6 million, or 8%, in 2016 compared to 2015 primarily due to a $4.7 million, or 16%, increase in external fee income reflecting overall growth of the segment’s business. The year-over-year increase in fee income was partially offset by a $2.5 million, or 14%, increase in external operating expenses primarily due to increased investments for several new services and product enhancements to our fee-based managed services and smart safe offerings which continue to both diversify and expand revenue sources. The 2016 internal operating expenses also saw a $1.4 million or 84% increase when compared to 2015. At December 31, 2016 Cash Connect had over $1.0 billion in total cash managed compared to $581 million at December 31, 2015. At year-end 2016, Cash Connect serviced over 20,000 non-bank ATMs and over 800 retail smart safes nationwide compared to 16,000 ATMS and only 100 smart safes at year-end 2015.

The Cash Connect segment income before taxes grew $0.4 million, or 7%, in 2015 compared to 2014 due primarily to a $2.7 million, or 11%, increase in external fee income reflecting growth of the segment through continued market penetration of its core business offerings of ATM vault cash and related total cash management services. The increase in fee income was partially offset by a $1.8 million, or 12%, increase in external operating expenses reflecting investments in new products and infrastructure to support growth. During 2015, Cash Connect introduced “WSFS Mobile Cash”, which allows customers to securely withdraw cash from ATMs by using our WSFS Mobile Bank App, and launched a new smart safe service that allows merchants to place their cash into a smart safe which communicates the amount of cash deposited to Cash Connect.

Wealth Management Segment

The Wealth Management segment income before taxes decreased $1.7 million, or 14% in 2016 in comparison with 2015. External fee income increased $3.9 million, or 17%, reflecting growth in several business lines as well as the positive impact of our combinations with Powdermill and West Capital. The growth in fee income was offset by (i) an increase in the provision for loan losses of $3.3 million, due to a private banking credit exposure granted under a business development initiative which resulted in a charge-off of $3.5 million and incremental loan loss provision, as well as (ii) an increase of $2.6 million or 15% in external operating expense compared to 2015, which was primarily due to higher ongoing operating expenses to support the Powdermill and West Capital acquisitions and overall business growth.

The Wealth Management segment income before taxes grew $0.6 million, or 5%, in 2015 compared to 2014. External fee income grew $4.7 million, or 26%, reflecting growth in several business lines, with particular strength in bankruptcy administration, trustee securitization appointments and retail brokerage services. The growth in fee income was offset by an increase in external operating expenses primarily due to increased legal and consulting fees and higher compensation expense to support the significant growth and volume-related commissions and transaction charges. Total net interest income increased $1.1 million, or 10%, when compared to 2014, due primarily to growth in Private Banking and the partnership with WSFS Mortgage/Array Financial in the delivery of mortgage products to Private Banking clients.

Segment financial information for the years ended December 31, 2016, 2015 and 2014 is provided in Note 20 to the Consolidated Financial Statements in this report.

FINANCIAL CONDITION

Our total assets increased $1.2 billion, or 21%, to $6.8 billion as of December 31, 2016, compared to $5.6 billion as of December 31, 2015. Net loans increased $682.7 million or 19% primarily due to organic and acquisition-related growth in our loan portfolio. Cash and cash equivalents increased $260.7 million, or 46%, primarily due to cash managed by Cash Connect in non-owned ATMs, which increased $220.5 million or 46% year over year. Goodwill increased $82.3 million, or 97% in comparison with prior year, due to our acquisitions of Penn Liberty, Powdermill, and West Capital during 2016. Investment securities available for sale increased $73.5 million, primarily as a result of purchases of mortgage-backed securities which is consistent with the overall growth of our balance sheet and prudent portfolio management.

Total liabilities increased $1.1 billion during the year to $6.1 billion at December 31, 2016. This increase was primarily the result of an increase in total customer deposits of $721.9 million or 18% which includes deposits acquired from the Penn Liberty acquisition and organic core deposit growth. FHLB advances also increased $184.7 million or 28% to fund the growth in our balance sheet assets, including our loan portfolio. Senior debt increased by $98.4 million which reflects the issuance of our unsecured senior notes in June 2016.

Cash in non-owned ATMs

During 2016, cash managed by Cash Connect in non-owned ATMs increased $220.5 million, or 46%, to $698.5 million. At December 31, 2016, Cash Connect serviced over 20,000 ATMs as well as 446 WSFS-owned ATMs to serve customers in our markets.

Investment Securities, available for sale

Investment securities, available for sale increased $73.5 million to $794.5 million during 2016. This was primarily due to an increase in mortgage-backed securities. Growth of our mortgage-backed securities was consistent with prudent portfolio and net interest margin management.

Investment Securities, held to maturity

Investment securities, held to maturity decreased $1.5 million to $164.3 million during 2016. This decrease was mainly due to municipal bonds calls during 2016.

Loans held for sale

Loans held for sale are recorded at fair value and increased $13.0 million to $54.8 million primarily due to overall growth in our mortgage business.

Loans, net

Net loans increased $692.7 million, or 19%, during 2016, primarily due to organic and acquisition-related growth in our loan portfolio. Loan growth included commercial and industrial loan growth of $424.2 million, or 22%, commercial real estate growth of $196.7 million or 20%, and consumer loan growth of $90.6 million, or 25%.

Reverse Mortgage Related Assets

Reverse mortgage related assets are comprised of reverse mortgage loans. For additional information on these reverse mortgage related assets, see Note 7 to the Consolidated Financial Statements.

Goodwill and Intangibles

Goodwill and intangibles increased $96.0 million during 2016, primarily as a result of our acquisitions of Penn Liberty, Powdermill, and West Capital in 2016. For additional information on goodwill and intangibles, see Note 9 to the Consolidated Financial Statements.

Customer Deposits

Customer deposits increased $739.8 million, or 19%, during 2016 to $4.6 billion. Core deposit relationships increased $733.6 million, or 22% and customer time deposits increased $6.2 million, or 1%, primarily due to organic growth as well as deposits acquired from Penn Liberty in the third quarter of 2016.

The table below depicts the changes in customer deposits during the last three years:

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Beginning balance	$3,860	$3,462	$3,018
Interest credited	9	7	7
Deposit inflows (outflows), net	731	391	437

Ending balance	$4,600	$3,860	$3,462

Borrowings and Brokered Deposits

Borrowings and brokered deposits increased by $316.6 million during 2016. Included in the increase was a $184.7 million increase in FHLB advances, which was primarily due to loan growth and a $98.3 million increase in senior debt, reflecting our issuance of $100 million of unsecured senior notes in June 2016.

Stockholders’ Equity

Stockholders’ equity increased $106.9 million, or 18%, to $580.5 million at December 31, 2016 compared to $489.1 million at December 31, 2015. Capital in excess of par value increased $73.0 million, primarily due to stock issued to complete the Penn Liberty acquisition. Retained earnings increased $56.4 million, or 10%, to $627.1 million during 2016, primarily as a result of earnings from the year less dividends paid. These increases were partially offset by $14.3 million related to common stock share buybacks during 2016.

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

The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2016 are shown in the following table:

(Dollars in thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Interest-rate sensitive assets:
Commercial loans (2)(3)	$1,567,707	$569,936	$208,587	$2,346,230
Real estate loans (1) (2)	1,009,538	444,619	228,591	1,682,748
Mortgage-backed securities	80,515	241,710	449,849	772,074
Consumer loans (2)	330,915	46,605	32,016	409,536
Investment securities	56,022	90,575	88,952	235,549
Loans held for sale (2)	54,782	—	—	54,782
Reverse mortgage loans	1,976	10,826	9,781	22,583

Total Assets	3,101,455	1,404,271	1,017,776	5,523,502

Interest-rate sensitive liabilities:
Money market and interest-bearing demand deposits	1,451,014	—	763,040	2,214,054
FHLB advances	807,325	46,911	—	854,236
Savings accounts	273,647	—	273,647	547,294
Retail certificates of deposit	221,556	180,639	3,400	405,595
Brokered certificates of deposit	135,514	3,287	—	138,801
Other borrowed funds	130,000	—	—	130,000
Jumbo certificates of deposit	184,517	40,991	853	226,361
Trust preferred securities	67,011	—	—	67,011
Senior notes	54,086	97,964	—	152,050

Total Liabilities	3,324,670	369,792	1,040,940	4,735,402

Off Balance Sheet:
Total off balance sheet	(75,000)	50,000	25,000	—
Excess (deficiency) of interest-rate sensitive assets over interest-rate liabilities (“interest-rate sensitive gap”)	$(298,215)	$1,084,479	$1,836	$788,100

One-year interest-rate sensitive assets/interest-rate sensitive liabilities	91.03%
One-year interest-rate sensitive gap as a percent of total assets	-4.41%
(1)	Includes commercial mortgage, construction, and residential mortgage loans
(2)	Loan balances exclude nonaccruing loans, deferred fees and costs
(3)	Assumes two-thirds of loans in process are variable and will reprice within one-year

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling rates, a positive gap would result in a decrease in net interest income while a negative gap would augment net interest income. However, the interest-sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the rate period may reprice at the same price, at the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as we adjust our interest-sensitivity position throughout the year.

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

NONPERFORMING ASSETS

Nonperforming assets (NPAs) include nonaccruing loans, nonperforming real estate, other real estate owned and restructured commercial, mortgage and home equity consumer debt. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)
At December 31,	2016	2015	2014	2013	2012
Nonaccruing loans:
Commercial	$2,015	$5,328	$2,706	$4,305	$4,861
Owner-occupied commercial	2,078	1,091	2,475	5,197	14,001
Commercial mortgages	9,821	3,326	8,245	8,565	12,634
Construction	—	—	—	1,158	1,547
Residential mortgages	4,967	7,287	7,068	8,432	9,989
Consumer	3,995	4,133	3,557	3,293	4,728

Total nonaccruing loans	22,876	21,165	24,051	30,950	47,760
Other real estate owned	3,591	5,080	5,734	4,532	4,622
Restructured loans (1)	14,336	13,647	22,600	12,332	10,093

Total nonperforming assets (NPAs)	$40,803	$39,892	$52,385	$47,814	$62,475

Past due loans:
Residential mortgages	$153	$251	$—	$533	$786
Commercial and commercial mortgages (3)	—	17,529	—	—	—
Consumer	285	252	—	—	—

Total past due loans	$438	$18,032	$—	$533	$786

Ratio of nonaccruing loans to total loans (2)	0.51%	0.56%	0.75%	1.05%	1.73%
Ratio of allowance for loan losses to gross loans (2)	0.89	0.98	1.23	1.40	1.58
Ratio of NPA to total assets	0.60	0.71	1.08	1.06	1.43
Ratio of NPA (excluding accruing TDR) to total assets	0.39	0.47	0.61	0.79	1.20
Ratio of loan loss allowance to nonaccruing loans	173.77	175.27	163.93	133.26	91.96
(1)	Accruing loans only. Nonaccruing TDRs are included in their respective categories of nonaccruing loans.
(2)	Total loans exclude loans held for sale.
(3)	Includes owner-occupied commercial

Nonperforming assets increased $0.9 million between December 31, 2015 and December 31, 2016. As a result of an increase in total assets, nonperforming assets, as a percentage of total assets, decreased from 0.71% at December 31, 2015 to 0.60% at December 31, 2016. The increase in nonperforming assets is primarily due to an increase in the Commercial mortgage category, which was partially offset by substantial decreases in most other loan categories. While acquisition activity added non-performing assets, payoffs, charge-offs and OREO sales, in addition to the changes mentioned above, more than offset these additions.

The balance of loans accruing but 90 days or greater past due, at December 31, 2016 decreased by approximately $17.6 million compared to December 31, 2015. This was due to the exit of one long time problem commercial relationship during 2016.

The following table provides an analysis of the change in the balance of nonperforming assets during the last three years:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Beginning balance	$39,892	$52,385	$47,814
Additions	42,101	12,897	38,322
Collections	(28,191)	(14,167)	(25,111)
Transfers to accrual	(681)	(95)	(96)
Charge-offs/write-downs	(12,318)	(11,128)	(8,544)

Ending balance	$40,803	$39,892	$52,385

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

At December 31, 2016, we did not have a material amount of loans not classified as non-accrual, 90 days past due or restructured where known information regarding possible credit problems caused us to have serious concerns about the borrower’s ability to comply with present loan repayment terms thereby resulting in a change of classification to non-accrual, 90 days past due or restructured.

As of December 31, 2016, we had $87.5 million of loans which, although performing at that date, required increased supervision and review. They may, depending on the economic environment and other factors, become nonperforming assets in future periods. The amount of such loans at December 31, 2015 was $79.9 million. The majority of these loans are secured by commercial real estate, with others being secured by residential real estate, inventory and receivables.

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

The allowance for loan losses of $39.8 million at December 31, 2016 increased $0.8 million from $39.0 million at December 31, 2015 and increased $2.7 million from $37.1 million at December 31, 2014. The allowance for loan losses to total gross loans ratio was 0.89% at December 31, 2016, compared to 0.98% at December 31, 2015 and 1.23% at December 31, 2014. The following points reflect the status of key credit quality metrics and the impact of acquired loans:

•

Total problem loans (all criticized, classified, and non-performing loans) were 27.7% of Tier 1 Capital plus allowance for loan losses at December 31, 2016, compared to 24.1% at December 31, 2015 and 26.2% at December 31, 2014.

•	Nonperforming loans increased to $22.9 million at December 31, 2016 from $21.2 million at December 31, 2015 and decreased from $24.1 million at December 31, 2014.

•

Loans acquired with the Penn Liberty acquisition were recorded at fair value. As a result, loans increased with no corresponding increase in the allowance. This served to lower the allowance for loan losses to total gross loans. Excluding acquired loans, our allowance for loan losses to total gross loans was 1.08% at December 31, 2016.

•

Total loan delinquency decreased to $22.2 million and was 0.50% of total loans as of December 31, 2016, compared to $43.7 million and 1.17% of total loans as of December 31, 2015 and $17.5 million and 0.55% of total loans as of December 31, 2014.

•

Net charge-offs were $10.3 million for the twelve months ended December 31, 2016 compared to $10.1 million for the twelve months ended December 31, 2015 and $5.4 million for the twelve months ended December 31, 2014.

The table below represents a summary of changes in the allowance for loan losses during the periods indicated:

(Dollars in thousands)
Year Ended December 31,	2016	2015	2014	2013	2012
Beginning balance	$37,089	$39,426	$41,244	$43,922	$53,080
Provision for loan losses	12,986	7,790	3,580	7,172	32,053
Charge-offs:
Commercial Mortgage	422	1,135	425	1,915	6,517
Construction	57	146	88	1,749	10,820
Commercial	5,052	6,303	3,587	2,636	12,806
Owner-occupied Commercial	1,556	738	1,085	1,225	5,076
Residential real estate	88	548	811	1,226	3,857
Consumer	5,456	2,555	1,982	3,905	5,613
Overdrafts	696	670	873	1,008	1,113

Total charge-offs (1)	13,327	12,095	8,851	13,664	45,802

Recoveries:
Commercial Mortgage	322	222	202	685	405
Construction	484	185	242	989	1,761
Commercial	594	301	1,611	1,003	1,536
Owner-occupied Commercial	117	77	249	128	13
Residential real estate	254	226	168	122	176
Consumer	973	680	528	483	337
Overdrafts	259	277	453	404	363

Total recoveries	3,003	1,968	3,453	3,814	4,591

Net charge-offs	10,324	10,127	5,398	9,850	41,211

Ending balance	$39,751	$37,089	$39,426	$41,244	$43,922

Net charge-offs to average gross loans outstanding, net of unearned income	0.25%	0.29%	0.18%	0.33%	1.49%

(1)	Total charge-offs for 2012 includes $16.4 million related to our Asset Strategies completed during 2012.

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

	At December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial mortgage	$8,915	0.20	$6,487	0.17%	$7,266	0.23%	$6,932	0.24%	$8,079	0.29%
Construction	2,838	0.06	3,521	0.09	2,596	0.08	3,326	0.11	6,456	0.24
Commercial	13,339	0.30	11,156	0.30	12,837	0.40	12,751	0.43	13,663	0.49
Owner-occupied commercial	6,588	0.15	6,670	0.18	6,643	0.20	7,638	0.26	6,108	0.22
Residential real estate	2,059	0.05	2,281	0.06	2,523	0.08	3,078	0.10	3,124	0.11
Consumer	6,012	0.14	5,964	0.16	6,041	0.19	6,494	0.22	5,631	0.20
Complexity Risk (1)	—	—	1,010	0.03	1,520	0.05	1,025	0.04	861	0.03

Total	$39,751	0.90%	$37,089	0.99%	$39,426	1.23%	$41,244	1.40%	$43,922	1.58%

(1)	In 2016, the Company removed its Complexity Risk factor from its allowance for loan loss calculation.

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

At December 31, 2016, WSFS Bank was in compliance with regulatory capital requirements and all of its regulatory ratios exceeded “well-capitalized” regulatory benchmarks. WSFS Bank’s December 31, 2016 common equity Tier 1 capital ratio of 11.19%, Tier 1 capital ratio of 11.19%, total risk based capital ratio of 11.93% and Tier 1 leverage capital ratio of 9.66%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $103.6 million in cash to support potential dividends, acquisitions and strategic growth plans.

The revised capital rules also establishes a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. This capital conservation buffer began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The revised capital rules also increase the risk-based measures for a savings institution to be considered “well capitalized” under the Prompt Corrective Action framework.

Since 1996, the Board of Directors has approved several stock repurchase programs to acquire common stock outstanding. We repurchased 449,371 and 1,152,233 shares of common stock in 2016 and 2015 respectively. We held

24.6 million shares and 26.2 million shares of our common stock as treasury shares at December 31, 2016 and 2015, respectively. At December 31, 2016, we had 951,194 shares remaining under our current share repurchase authorization.

All share and per share information has been retroactively adjusted to reflect the Company’s three-for-one stock split in May 2015. See Note 1 to the Consolidated Financial Statements for additional information.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For a description of certain financial instruments to which we are party and which expose us to certain credit risk not recognized in our financial statements, see Note 16 to the Consolidated Financial Statements included in this report.

CONTRACTUAL OBLIGATIONS

At December 31, 2016, we had contractual obligations relating to operating leases, long-term debt, data processing and credit obligations. These obligations are summarized below. See Notes 8, 11 and 16 to the Consolidated Financial Statements for further information.

Contractual Obligations

(Dollars in thousands)	Total	2017	2018-2019	2020-2021	2022 and Beyond
Commitments to extend credit (1)	$1,214,553	$1,214,553	$—	$—	$—
FHLB advances	854,236	807,325	46,911	—	—
Principal payments on long term debt (2)	155,000	—	55,000	—	100,000
Interest payments on long term debt (3)	52,204	7,938	15,016	9,000	20,250
Operating lease obligations	219,495	10,546	21,082	20,502	167,365
Data processing obligations	13,149	4,687	7,223	1,239	—

Total	$2,508,637	$2,045,049	$145,232	$30,741	$287,615

(1)	Includes loan commitments and commercial standby letters of credit. Does not reflect commitments to sell residential mortgages.
(2)

Based on contractual maturity. The 2012 senior debt, maturing in 2019, is redeemable by us on September 1, 2017 or on any interest payment date thereafter. The senior unsecured notes, maturing in 2026, are redeemable on June 15, 2021 or on any interest payment date thereafter.

(3)	To calculate payments due for interest, we assumed that interest rates were unchanged from December 31, 2016 through maturity.

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

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with GAAP. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for loan losses, investments in reverse mortgages, deferred taxes, fair value measurements, goodwill and other intangible assets and hedging activities. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The following are critical accounting policies that involve more significant judgments and estimates. The Company has reviewed these critical accounting policies and estimates with the Audit Committee.

Allowance for Loan Losses

We maintain an allowance for loan losses (“allowance”) which represents our best estimate of probable losses within our loan portfolio. As losses are realized, they are charged to this allowance. We established our allowance in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102 (SAB 102), Accounting Standard Codification (“ASC”) 450, Contingencies (ASC 450) and ASC 310, Receivables (“ASC 310”). The allowance includes two primary components: (i) an allowance established on loans collectively evaluated for impairment (general allowance), and (ii) an allowance established on loans individually evaluated for impairment (specific allowance). In addition, we also maintained an allowance for acquired loans.

The general allowance is calculated on a pooled loan basis using both quantitative and qualitative factors in accordance with ASC 450. The specific allowance is calculated on an individual loan basis when collectability of all contractually due principal and interest is no longer believed to be probable. This calculation is in accordance with ASC 310-10. Lastly, the allowance related to acquired loans is calculated when (i) there was deterioration in credit quality subsequent to acquisition for loans accounted for under ASC 310-30, and (ii) the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition for loans accounted for under ASC 310-20.

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

Business Combinations

We account for business combinations using the acquisition method of accounting and record the identifiable assets acquired, liabilities assumed, consideration paid, and any non-controlling interests of the acquired business at fair value at the acquisition date. The excess of consideration paid over the fair value of the net assets acquired is recorded as goodwill. The fair values are preliminary estimates subject to adjustments during the measurement period, which does not exceed one year after acquisition. The application of business combination principles, including the determination of the fair value of net assets acquired, requires the use of significant estimates and assumptions. See discussion of Goodwill and Intangible Assets elsewhere in this section for further information.

Investment in Reverse Mortgages

We account for our investment in reverse mortgages in accordance with the instructions provided by the staff of the SEC entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts” which requires grouping the individual reverse mortgages into “pools” and recognizing income based on the estimated effective yield of the pool. We consider our accounting policies on our investment in reverse mortgages to be critical because when computing the effective yield we must project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral values of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages; the effective yield of each pool is recomputed, and income is adjusted retroactively and prospectively to reflect the revised rate of return. Accordingly, due to this market-value based accounting, the recorded value of reverse mortgage assets includes estimates, and income recognition can vary between reporting periods.

Deferred Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. A valuation allowance was not required as of December 31, 2016. See Note 14 to the Consolidated Financial Statements, for further discussion of the valuation allowance.

Fair Value Measurements

ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value and establishes a framework for measuring fair value under GAAP. We consider our accounting policies related to fair value measurements to be critical because they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. See Note 17 to the Consolidated Financial Statements.

Goodwill and Intangible Assets

We account for intangible assets in accordance with ASC 805, Business Combinations (“ASC 805”) and ASC 350, Intangibles-Goodwill and Other (“ASC 350”). Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. We consider our accounting policies on goodwill and other intangible assets to be critical because they require the Company to make significant judgments, particularly with respect to estimating the fair value of each reporting unit and when required, estimating the fair value of net assets. The estimates utilize historical data, cash flows, and market and industry data specific to each reporting unit as well as projected data. Industry and market data are used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

Goodwill is not amortized and is subject to periodic impairment testing. We review goodwill for impairment annually and more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value.

Other intangible assets with finite lives, as more fully described in Note 9 to the Consolidated Financial Statements, are obtained through acquisitions and amortized over their estimated useful lives. We review other intangible assets with finite lives for impairment if events and circumstances indicate that the carrying value may not be recoverable.

Recent Accounting Pronouncements

For information on Recent Accounting Pronouncements see Note 1 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest-rate sensitivity and adjust the sensitivity within our acceptable tolerance ranges. At December 31, 2016 interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by approximately $298.2 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within one-year decreased from 103.9% at December 31, 2015 to 91.03% at December 31, 2016. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to (4.41%) at December 31, 2016 from 1.96% at December 31, 2015. The change in sensitivity since December 31, 2015 was the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2016 and December 31, 2015.

Change in Interest Rate (Basis Points)	December 31, 2016		December 31, 2015
	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
300	3%	14.04%	6%	13.96%
200	2%	14.09%	3%	13.99%
100	< 1%	14.00%	< 1%	13.81%
—	— %	13.80%	— %	13.56%
-100	< 1%	13.08%	-1%	12.72%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF
(1)	The percentage difference between net interest income in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)	The economic value of equity ratio in a stable interest rate environment and the economic value of equity projected under the various rate change environments.
(3)	Sensitivity indicated by a decrease of 200 and 300 basis points is deemed not meaningful (NMF) given the low absolute level of interest rates at that time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WSFS Financial Corporation:

We have audited the accompanying consolidated statements of condition of WSFS Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSFS Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WSFS Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 1, 2017

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,	2016	2015	2014
(Dollars in thousands, except per share data)
Interest Income:
Interest and fees on loans	$189,198	$157,220	$137,048
Interest on mortgage-backed securities	15,754	14,173	13,511
Interest and dividends on investment securities
Taxable	321	241	238
Tax-exempt	4,551	3,431	3,047
Interest on reverse mortgage loans	5,147	5,299	5,129
Other interest income	1,607	2,212	1,364

	216,578	182,576	160,337

Interest Expense:
Interest on deposits	9,421	7,165	7,151
Interest on Federal Home Loan Bank advances	4,707	3,008	2,427
Interest on federal funds purchased and securities sold under agreements to repurchase	606	360	1,051
Interest on trust preferred borrowings	1,622	1,362	1,321
Interest on bonds payable	—	—	15
Interest on senior debt	6,356	3,766	3,766
Interest on other borrowings	121	115	99

	22,833	15,776	15,830

Net interest income	193,745	166,800	144,507
Provision for loan losses	12,986	7,790	3,580

Net interest income after provision for loan losses	180,759	159,010	140,927

Noninterest Income:
Credit/debit card and ATM income	29,899	25,702	24,129
Deposit service charges	17,734	16,684	17,071
Wealth management income	25,691	21,884	17,364
Mortgage banking activities, net	7,434	5,896	3,994
Security gains, net	2,369	1,478	1,037
Loan fee income	2,066	1,834	1,921
Bank owned life insurance income	919	776	700
Other income	16,243	14,001	12,062

	102,355	88,255	78,278

Noninterest Expense:
Salaries, benefits and other compensation	95,983	83,908	76,387
Occupancy expense	16,646	15,121	14,192
Equipment expense	10,368	8,448	7,705
Data processing and operations expenses	6,275	5,949	6,105
Professional fees	9,142	7,737	6,797
FDIC expenses	2,606	2,853	2,653
Loan workout and OREO expenses	1,681	1,108	2,542
Marketing expense	3,020	3,002	2,403
Corporate development expense	8,529	7,620	4,031
Early extinguishment of debt costs	—	651	—
Other operating expense	31,710	27,062	23,830

	185,960	163,459	146,645

Income before taxes	97,154	83,806	72,560
Income tax provision	33,074	30,273	18,803

Net income	$64,080	$53,533	$53,757

Basic	$2.12	$1.88	$1.98
Diluted	$2.06	$1.85	$1.93

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2016	2015	2014
(Dollars in thousands)
Net Income	$64,080	$53,533	$53,757
Other comprehensive income:
Net change in unrealized (losses) gains on investment securities available for sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of ($2,968), ($868), and $14,781, respectively (1)	(4,838)	(1,417)	24,118
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $900, $562, and $393, respectively	(1,469)	(916)	(643)

	(6,307)	(2,333)	23,475
Net change in securities held to maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $248, $234, and $0, respectively	(403)	(412)	—
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain (loss), prior service cost and transition obligation, net of tax expense (benefit) of $103, ($37), and $808, respectively	169	(59)	1,319
Net change in cash flow hedge
Net unrealized (loss) arising during the period, net of tax (benefit) of ($1,086), $0, $0, respectively	(1,772)	—	—

Total other comprehensive (loss) income	(8,313)	(2,804)	24,794

Total comprehensive income	$55,767	$50,729	$78,551

(1)	2014 includes $3.6 million (net of tax expense of $2.2 million) of other comprehensive income related to the transfer of available-for-sale securities to held-to-maturity securities.

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CONDITION

December 31,	2016	2015
(Dollars in thousands, except per share and share data)
Assets:
Cash and due from banks	$119,929	$83,065
Cash in non-owned ATMs	698,454	477,924
Interest-bearing deposits in other banks	3,540	190

Total cash and cash equivalents	821,923	561,179
Investment securities, available for sale (book value $807,761 and $724,072 for 2016 and 2015, respectively)	794,543	721,029
Investment securities, held to maturity, at cost (fair value $ 163,232 and $167,743 for 2016 and 2015, respectively)	164,346	165,862
Loans held for sale at fair value	54,782	41,807
Loans, net of allowance for loan losses of $39,751 at December 31, 2016 and $37,089 at December 31, 2015	4,421,792	3,729,050
Reverse mortgage loans	22,583	24,284
Bank-owned life insurance	101,425	90,208
Stock in Federal Home Loan Bank of Pittsburgh, at cost	38,248	30,519
Other real estate owned	3,591	5,080
Accrued interest receivable	17,027	14,040
Premises and equipment	48,871	39,569
Goodwill	167,539	85,212
Intangible assets	23,708	10,083
Other assets	84,892	66,797

Total assets	$6,765,270	$5,584,719

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$1,266,306	$958,238
Interest-bearing demand	935,333	784,619
Money market	1,257,520	1,090,050
Savings	547,293	439,918
Time	332,624	333,000
Jumbo certificates of deposit — customer	260,560	254,011

Total customer deposits	4,599,636	3,859,836
Brokered deposits	138,802	156,730

Total deposits	4,738,438	4,016,566
Federal funds purchased and securities sold under agreements to repurchase	130,000	128,200
Federal Home Loan Bank advances	854,236	669,514
Trust preferred borrowings	67,011	67,011
Senior debt	152,050	53,757
Other borrowed funds	64,150	14,486
Accrued interest payable	1,151	801
Other liabilities	70,898	53,913

Total liabilities	6,077,934	5,004,248

Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 55,995,219 at December 31, 2016 and 55,945,245 at December 31, 2015	580	560
Capital in excess of par value	329,457	256,435
Accumulated other comprehensive (loss) income	(7,617)	696
Retained earnings	627,078	570,630
Treasury stock at cost, 24,605,145 shares at December 31, 2016 and 26,182,401 shares at December 31, 2015	(262,162)	(247,850)

Total stockholders’ equity	687,336	580,471

Total liabilities and stockholders’ equity	$6,765,270	$5,584,719

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(Dollars in thousands, except per share and share amounts)
Balance, December 31, 2013	$556	$178,106	$(21,294)	$473,962	$(248,280)	$383,050
Net income	—	—	—	53,757	—	53,757
Other comprehensive income	—	—	24,794	—	—	24,794
Cash dividend, $0.17 per share	—	—	—	(4,620)	—	(4,620)
Issuance of common stock including proceeds from exercise of common stock options	1	4,409	—	—	—	4,410
Stock-based compensation expense	—	3,738	—	—	—	3,738
Acquisition of FNBW	—	21,177	—	—	11,731	32,908
Repurchase of Warrant	—	(6,300)	—	—	—	(6,300)
Repurchases of common stock, 105,564 shares	—	—	—	—	(2,686)	(2,686)

Balance, December 31, 2014	$557	$201,130	$3,500	$523,099	$(239,235)	$489,051

Net income	—	—	—	53,533	—	53,533
Other comprehensive loss	—	—	(2,804)	—	—	(2,804)
Cash dividend, $0.21 per share	—	—	—	(6,002)	—	(6,002)
Issuance of common stock including proceeds from exercise of common stock options	3	4,047	—	—	—	4,050
Stock-based compensation expense	—	2,957	—	—	—	2,957
Acquisition of Alliance	—	48,301	—	—	23,044	71,345
Repurchase of common stock, 1,152,233 shares	—	—	—	—	(31,659)	(31,659)

Balance, December 31, 2015	$560	$256,435	$696	$570,630	$(247,850)	$580,471

Net income	—	—	—	64,080	—	64,080
Other comprehensive loss	—	—	(8,313)		—	(8,313)
Cash dividend, $0.25 per share	—	—	—	(7,632)	—	(7,632)
Issuance of common stock including proceeds from exercise of common stock options	2	1,898	—	—	—	1,900
Stock-based compensation expense	—	2,790	—	—	—	2,790
Acquisition of Penn Liberty	18	68,334	—	—	—	68,352
Repurchase of common stock, 449,371 shares	—	—	—	—	(14,312)	(14,312)

Balance, December 31, 2016	$580	$329,457	$(7,617)	$627,078	$(262,162)	$687,336

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2016	2015	2014
(Dollars in thousands)
Operating activities:
Net income	$64,080	$53,533	$53,757
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,986	7,790	3,580
Depreciation of premises and equipment	7,477	6,333	5,951
Amortization of fees and discounts, net	19,626	18,490	10,836
Amortization of intangible assets	2,438	1,847	1,263
Increase in accrued interest receivable	(2,009)	(1,334)	(984)
Decrease (increase) in other assets	443	(1,643)	(1,455)
Origination of loans held for sale	(366,859)	(573,703)	(230,841)
Proceeds from sales of loans held for sale	346,895	563,588	235,908
Gain on mortgage banking activity, net	(7,434)	(5,896)	(3,994)
Gain on mark to market adjustment on trading securities	—	—	—
Gain on sale of securities, net	(2,369)	(1,478)	(1,037)
Reverse mortgage consolidation gain	—	—	—
Stock-based compensation expense	3,046	4,095	4,535
Increase (decrease) in accrued interest payable	350	(203)	(65)
Increase in other liabilities	3,709	6,502	2,054
Loss on sale of OREO and valuation adjustments, net	313	319	144
Increase in value of bank-owned life insurance	(2,551)	(776)	(700)
Deferred income tax expense (benefit)	5,370	2,231	(5,664)
Increase in capitalized interest, net	(5,331)	(5,518)	(5,435)

Net cash provided by operating activities	80,180	74,177	67,853

Investing activities:
Maturities and calls of investment securities	2,890	5,551	4,572
Sales of investment securities available for sale	201,580	192,933	229,515
Purchases of investment securities available for sale	(371,590)	(277,963)	(286,915)
Repayments of investment securities available for sale	85,200	100,485	79,006
Purchases of investment securities held to maturity	(3,329)	(48,184)	(1,295)
Repayments on reverse mortgages	8,337	11,393	14,677
Disbursements for reverse mortgages	(1,305)	(861)	(1,212)
Investment in non-marketable securities	(387)	(3,589)	—
Net cash for business combinations	39,794	40,863	8,660
Net increase in loans	(224,604)	(285,694)	(86,618)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(88,176)	(66,955)	(32,263)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	80,447	59,714	44,854
Sales of OREO, net	4,423	4,828	5,191
Investment in premises and equipment, net	(9,873)	(8,362)	(4,736)

Net cash used for investing activities	(276,593)	(275,841)	(26,564)

(continued on next page)

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

Year Ended December 31,	2016	2015	2014
(Dollars in thousands)
Financing Activities:
Net increase in demand and savings deposits	$272,544	$159,587	$226,400
Decrease in time deposits	(51,416)	(103,710)	(23,906)
(Decrease) increase in brokered deposits	(17,928)	(30,228)	18,231
(Decrease) increase in loan payable	(370)	61	(370)
Repayment of securities sold under agreement to repurchase	—	(25,000)	—
Repayment of reverse mortgage trust bonds payable	—	—	(21,990)
Receipts from federal funds purchased and securities sold under agreement to repurchase	27,702,620	31,887,100	25,741,826
Repayments of federal funds purchased and securities sold under agreement to repurchase	(27,700,820)	(31,862,125)	(25,710,601)
Receipts from FHLB advances	121,977,563	63,310,841	78,831,426
Repayments of FHLB advances	(121,792,841)	(63,047,221)	(79,068,675)
Repayment of long-term debt	(10,000)	—	—
Dividends paid	(7,632)	(6,002)	(4,644)
Issuance of common stock and exercise of common stock options	1,900	3,160	3,613
Issuance of senior debt	97,849	—	—
Repurchase of common stock warrants	—	—	(6,300)
Buy back of common stock	(14,312)	(31,659)	(2,686)

Net cash provided by (used for) financing activities	457,157	254,804	(17,676)

Increase in cash and cash equivalents	260,744	53,140	23,613
Cash and cash equivalents at beginning of year	561,179	508,039	484,426

Cash and cash equivalents at end of year	$821,923	$561,179	$508,039

Supplemental Disclosure of Cash Flow Information:
Cash paid in interest during the year	$22,483	$15,978	$15,664
Cash paid for income taxes, net	24,825	23,404	23,688
Loans transferred to OREO	2,251	3,725	4,896
Loans transferred to portfolio from held-for-sale at fair value	12,919	(1,499)	2,418
Net change in accumulated other comprehensive (loss) income	(8,313)	(2,804)	24,794
Fair value of assets acquired, net of cash received	534,375	340,238	244,836
Fair value of liabilities assumed	589,632	346,181	236,886
Reissuance of treasury stock for acquisitions, net	—	71,345	32,908
Investment securities transferred from available-for-sale to held-to-maturity	—	—	124,873
Non-cash goodwill adjustments, net	2,112	136	46

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements and in other sections of this report. You may find it helpful to refer back to this page as you read this report.

AICPA: American Institute of Certified Public	Federal Reserve: Board of Governors of the Federal
Accountants	Reserve System
Allowance or ALLL: Allowance for loan losses	FHLB: Federal Home Loan Bank
Alliance: Alliance Bancorp, Inc. of Pennsylvania	FHLMC: Federal Home Loan Mortgage Corporation
ASC: Accounting standard codification	FNMA: Federal National Mortgage Association
Associate: Employee	GAAP: U.S. Generally Accepted Accounting Principles
ASU: Accounting standard update	GNMA: Government National Mortgage Association
BCBS: Basel Committee on Banking Supervision	GSE: U.S. Government and government
C&I: Commercial & Industrial (loans)	HPA: House Price Appreciation
CMO: Collateralized mortgage obligation	IRR: Internal Rate of Return
Cypress: Cypress Capital Management, LLC	MBS: Mortgage-backed securities
Dodd-Frank Act: Dodd-Frank Wall Street Reform	Monarch: Monarch Entity Services, LLC
and Consumer Protection Act of 2010	NSFR: Net stable funding ratio
DTA: Deferred tax asset	OCC: Office of the Comptroller of the Currency
EPS: Earnings per share	OREO: Other real estate owned
Exchange Act: Securities Exchange Act of 1934	OTTI: Other-than-temporary impairment
FASB: Financial Accounting Standards Board	SEC: Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	TDR: Troubled debt restructuring

Organization

WSFS Financial Corporation (the Company or as a consolidated institution, we, our or us) is a savings and loan holding company organized under the laws of the State of Delaware. Our principal wholly-owned subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), is a federal savings bank organized under the laws of the U.S. which, at December 31, 2016, served customers primarily from our 77 offices located in Delaware (46), Pennsylvania (29), Virginia (1), and Nevada (1) and through our website at www.wsfsbank.com.

In preparing the Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions in 2017 could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. The accounting for the allowance for loan losses and reserves for lending related commitments, business combinations, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, reverse mortgage-related assets, income taxes and OTTI is subject to significant estimates. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of the allowance and lending related commitments as well as increased post-retirement benefits expense.

Basis of Presentation

Our Consolidated Financial Statements include the accounts of the parent company and its consolidated subsidiaries, WSFS Bank, WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital) and Cypress. We also have one unconsolidated subsidiary, WSFS Capital Trust III (the Trust). WSFS Bank has three wholly-owned subsidiaries, WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch.

WSFS Wealth Investments markets various third-party insurance and securities products to Bank customers through the Bank’s retail banking system. 1832 Holdings, Inc. was formed to hold certain debt and equity investment securities. Monarch provides commercial domicile services which include providing employees, directors, subleases and registered agent services in Delaware and Nevada.

Cypress was formed to provide asset management products and services. As a Wilmington-based investment advisory firm servicing high net worth individuals and institutions, it has approximately $677.9 million in assets under management at December 31, 2016, compared to approximately $637.8 million at December 31, 2015.

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

Whenever necessary, reclassifications have been made to the prior year’s Consolidated Financial Statements to conform to the current year’s presentation. All significant intercompany transactions were eliminated in consolidation.

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

Debt and Equity Securities

Investments in equity securities that have a readily determinable fair value and investments in debt securities are classified into three categories and accounted for as follows:

•	Debt securities with the positive intention to hold to maturity are classified as “held to maturity” and reported at amortized cost.

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

Debt and equity securities include MBS, municipal bonds, U.S. government and agency securities and certain equity securities. Premiums and discounts on MBS collateralized by residential 1-4 family loans are recognized in interest income using a level yield method over the period to expected maturity. Premiums and discounts on all other securities are recognized on a straight line basis over the period to expected maturity. The fair value of debt and equity securities is primarily obtained from third-party pricing services. Implicit in the valuation of MBS are estimated prepayments based on historical and current market conditions.

We follow ASC 320-10 “Investments - Debt and Equity Securities” that provides guidance related to accounting for recognition of other-than-temporary impairment for debt securities and expands disclosure requirements for other-

than-temporarily impaired debt and equity securities. When we conclude an investment security is other than temporarily impaired, a loss for the difference between the investment security’s carrying value and its fair value may be recognized as a reduction to noninterest income in the Consolidated Statements of Operations. For an investment in a debt security, if we intend to sell the investment security or it is more likely than not that we will be required to sell it before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell the investment security and conclude that it is not more likely than not we will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into “credit” and “other” components. The “other” component of the OTTI is included in other comprehensive income/loss, net of the tax effect, and the “credit” component of the OTTI is included as a reduction to noninterest income in the Consolidated Statements of Operations. We are required to use our judgment to determine impairment in certain circumstances. The specific identification method is used to determine realized gains and losses on sales of investment and mortgage-backed securities. All sales are made without recourse.

For additional detail regarding debt and equity securities, see Note 3.

Reverse Mortgage Loans

We account for our investment in reverse mortgage loans in accordance with the instructions provided by the staff of the SEC entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts,” which requires us to group the individual reverse mortgages into “pools” based on similar characteristics and recognize income based on the estimated effective yield of the pools. In computing the effective yield, we are required to project the cash inflows and outflows of the pool including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral value of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows of each pool of reverse mortgages. The effective yield of each pool is recomputed and income is adjusted to reflect the revised rate of return. Because of this highly specialized accounting, the recorded value of reverse mortgage loans can result in significant volatility associated with estimations. As a result, income recognition can vary significantly between reporting periods.

For additional detail regarding reverse mortgage loans, see Note 7.

Loans

Loans are stated net of deferred fees and costs. Interest income on loans is recognized using the level yield method. Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans using a level yield method over the period to maturity.

A loan is impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. In addition, all loans restructured in a troubled debt restructuring are considered to be impaired. Impaired loans include loans within our commercial and industrial, owner-occupied commercial, commercial mortgage, construction, residential and consumer portfolios. Our policy for recognition of interest income on impaired loans, excluding accruing loans, is the same as for nonaccrual loans discussed below.

In addition to originating loans, we occasionally acquire loans through acquisitions or loan purchase transactions. Some of these acquired loans may exhibit deteriorated credit quality that has occurred since origination and we may not expect to collect all contractual payments. We account for these purchased credit-impaired loans in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The loans are initially recorded at fair value on the acquisition date, reflecting the present value of the cash flows expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Purchased credit impaired loans are evaluated for impairment on a quarterly basis with a complete updating of the estimated cash flows on a semi-annual basis and if a loan is determined to be impaired but considered collateral dependent, it will have no accretable yield.

For additional detail regarding impaired loans, see Note 6 and for additional detail regarding purchased credit- impaired loans see Note 5.

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

For additional detail regarding past due and nonaccrual loans, see Note 6.

Allowance for Loan Losses

We maintain an allowance for loan losses (“allowance”) which represents our best estimate of probable losses within our loan portfolio. As losses are realized, they are charged to the allowance. We established our allowance in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB 102), Accounting Standard Codification (“ASC”) 450, Contingencies (ASC 450) and ASC 310, Receivables (“ASC 310”). The allowance includes two primary components: (i) an allowance established on loans collectively evaluated for impairment (general allowance), and (ii) an allowance established on loans individually evaluated for impairment (specific allowance). In addition, we also maintain an allowance for acquired loans.

The general allowance is calculated on a pooled loan basis using both quantitative and qualitative factors in accordance with ASC 450. The specific allowance is calculated on an individual loan basis when collectability of all contractually due principal and interest is no longer believed to be probable. This calculation is in accordance with ASC 310-10. Lastly, the allowance related to acquired loans is calculated when (i) there was deterioration in credit quality subsequent to acquisition for loans accounted for under ASC 310-30, and (ii) the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition for loans accounted for under ASC 310-20.

Impairment of troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception or the fair value of the underlying collateral if the loan is collateral dependent. Troubled debt restructurings consist of concessions granted to borrowers facing financial difficulty.

For additional detail regarding the allowance for loan losses and the provision for loan losses, see Note 6.

Loans Held for Sale

Loans held for sale are recorded at their fair value on a loan level.

Other Real Estate Owned

Other real estate owned is recorded at the lower of the recorded investment in the loans or their fair value less estimated disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value less estimated disposal costs. Costs relating to holding or disposing of the assets are charged to expense in the current period. We write-down the value of the assets when declines in fair value below the carrying value are identified. Loan workout and OREO expenses include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to fair value less estimated disposal costs. During 2016, we recorded $0.1 million in charges (including write-downs and net losses on sales of assets) related to other real estate owned (OREO). These charges were $0.3 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2016 we had $3.7 million in residential real estate loans in process of foreclosure.

For additional detail regarding other real estate owned, see Note 6 to the Consolidated Financial Statements.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Costs of major replacements, improvements and additions are capitalized. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the effective life of the related lease if less than the estimated useful life. In general, computer equipment, furniture and equipment and building renovations are depreciated over three, five and ten years, respectively. Premises and equipment acquired in business combinations are initially recorded at fair value and subsequently carried at cost less accumulated depreciation and amortization.

For additional detail regarding the provision for premises and equipment, see Note 8.

Goodwill and Intangible Assets

We account for intangible assets in accordance with ASC 805, Business Combinations (“ASC 805”) and ASC 350, Intangibles-Goodwill and Other (“ASC 350”). Intangible assets resulting from acquisitions under the acquisition method of accounting consist of goodwill and other intangible assets. Accounting for goodwill and other intangible assets requires the Company to make significant judgments, particularly with respect to estimating the fair value of each reporting unit and when required, estimating the fair value of net assets. The estimates utilize historical data, cash flows, and market and industry data specific to each reporting unit as well as projected data. Industry and market data are used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

Goodwill is not amortized and is subject to periodic impairment testing. We review goodwill for impairment annually and more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value.

Other intangible assets with finite lives are established through acquisitions and amortized over their estimated useful lives. We review other intangible assets with finite lives for impairment if events and circumstances indicate that the carrying value may not be recoverable.

For additional information regarding our goodwill and intangible assets, see Notes 2 and 9.

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

For additional detail regarding the Federal funds purchased and sold under agreements to repurchase, see Note 11.

Income Taxes

The provision for income taxes includes federal, state and local income taxes currently payable and those deferred due to temporary differences between the financial statement basis and tax basis of assets and liabilities.

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

For additional detail regarding income taxes, see Note 14.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with FASB ASC 718, Stock Compensation. Compensation expense relating to all share-based payments is recognized on a straight-line basis, over the applicable vesting period.

For additional detail regarding stock-based compensation, see Note 15.

Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

(Amounts in thousands, except per share data)	2016	2015	2014
Numerator:
Net income	$64,080	$53,533	$53,757

Denominator:
Denominator for basic earnings per share - weighted average shares	30,276	28,435	27,218
Effect of dilutive employee stock options, restricted stock and warrants	810	508	690

Denominator for diluted earnings per share - adjusted weighted average shares and assumed exercised	31,086	28,943	27,908

Earnings per share:
Basic	$2.12	$1.88	$1.98

Diluted	$2.06	$1.85	$1.93

Outstanding common stock equivalents having no dilutive effect	18	83	127

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2016

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation (Topic 718). ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. The standard is effective for public business entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted if the entire standard is adopted. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2016-09 in the second quarter of 2016 and recognized a $0.7 million tax benefit in the Consolidated Statements of Operations. In addition, the Company presented excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows using a retrospective transition method. The Company also made an accounting policy election to account for forfeitures as they occur. This policy election did not have a material impact on the Company’s Consolidated Financial Statements. Adoption of all other changes did not have an impact on the Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 was effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this accounting guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU No 2015-03, Interest- Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. This guidance was effective for interim and annual reporting periods beginning after December 15, 2015 and is applied retrospectively. The Company adopted ASU 2015-03 in the first quarter of 2016, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification at March 31, 2016 and December 31, 2015, of $1.2 million and $1.3 million of unamortized debt issuance costs related to the Company’s 2012 senior debt from other assets to 2012 senior debt within its consolidated balance sheets. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company’s Consolidated Financial Statements.

In February 2015, the FASB issued ASU No 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This guidance provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity and also amends the criteria for consolidating such an entity. In addition, it amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a VIE primary beneficiary determination. This guidance was effective for interim and annual reporting periods beginning after December 15, 2015. ASU No. 2015-02 requires entities to use a retrospective or a modified retrospective approach (recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year). The adoption of this accounting guidance did not have a material effect on the Company’s Consolidated Financial Statements.

Accounting Guidance Pending Adoption at December 31, 2016

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-9 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU

No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016- 08, “Principal versus Agent Considerations (Reporting Gross versus Net),” which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and 2016-12, Narrow-Scope Improvements and Practical Expedients, both of which provide additional clarification of certain provisions in Topic 606. These Accounting Standards Codification (“ASC”) updates are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the retrospective or retrospectively with the cumulative effect transition method. The Company is currently in the process of evaluating all revenue streams, accounting policies, practices and reporting to identify and understand any impact on the Company’s Consolidated Financial Statements. Our preliminary evaluation suggests that adoption of this guidance is not expected to have a material effect on our Consolidated Financial Statements. The Company anticipates completing our assessment in the second half of 2017.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument specific credit risk. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities may apply this guidance on a prospective or retrospective basis. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU No. 2016-05: Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which amends ASC Topic 815: Derivatives and Hedging. This new guidance clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, caused a hedge accounting relationship to be discontinued because it does not represent a termination of the original derivative instrument or a change in the critical terms of the hedge relationship, This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. Early adoption is permitted, including adoption in an interim period. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, Derivatives and Hedging (Topic 815). ASU 2016-06 clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. The standard is effective for public business entities in interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim period for which the entity’s financial statements have not been issued, but would be retroactively applied to the beginning of the year that includes the interim period. The standard requires a modified retrospective transition approach, with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. For instruments that are eligible for the fair value option, an entity has a one-time option to irrevocably elect to measure the debt instrument affected by the standard in its entirety at fair value with changes in fair value recognized in earnings. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, Investments - Equity Method and Joint Ventures (Topic 323). ASU 2016-07 eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The standard is effective for all entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied prospectively to changes in ownership (or influence) after the adoption date. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new, two-step framework for determining whether a transaction is accounted for as an acquisition (or disposal) of assets or a business. The first step is evaluating whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the transaction is not considered a business. Also, in order to be considered a business, the transaction would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for public entities in annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or been made available for issuance. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the measurement of goodwill impairment by removing the hypothetical purchase price allocation (“Step 2”). The new guidance requires an impairment of goodwill be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, up to the amount of goodwill recorded. The guidance is effective for public entities in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.

2. BUSINESS COMBINATIONS

Penn Liberty Financial Corporation

On August 12, 2016, we completed the acquisition of Penn Liberty. Penn Liberty conducted its primary business operations through its subsidiary Penn Liberty Bank, which was merged into WSFS Bank. Upon closing the transaction, Penn Liberty had 11 banking offices in Montgomery and Chester counties, Pennsylvania, which are suburbs of Philadelphia. WSFS acquired Penn Liberty to expand the scale and efficiency of its operations in southeastern Pennsylvania in addition to the opportunity to generate additional revenue by providing its full suite of banking, mortgage banking, wealth management and insurance services to the Penn Liberty markets.

The acquisition of Penn Liberty was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at their estimated fair values as of the acquisition date. The fair values are preliminary estimates and are subject to adjustment during the one-year measurement period after the acquisition. The excess of consideration transferred over the preliminary fair value of net assets acquired is recorded as goodwill in the amount of $68.8 million, which is not amortizable and is not deductible for tax purposes. The Company allocated the total balance of goodwill to its WSFS Bank segment. The Company also recorded $2.9 million in core deposit intangibles which are being amortized over ten years using the straight-line depreciation method.

In connection with the merger, the consideration transferred and the fair value of identifiable assets acquired and liabilities assumed, as of the date of acquisition, are summarized in the following table

(Dollars in thousands)	Fair Value
Consideration Transferred:
Common shares issued (1,806,748), including replacement equity awards	$68,352
Cash paid to Penn Liberty stock and option holders	40,549

Value of consideration	108,901
Assets acquired:
Cash and due from banks	102,301
Investment securities	627
Loans	483,482
Premises and equipment	6,817
Deferred income taxes	7,422
Bank owned life insurance	8,666
Core deposit intangible	2,882
Other real estate owned	996
Other assets	10,645

Total assets	623,838
Liabilities assumed:
Deposits	568,706
Other borrowings	10,000
Other liabilities	5,045

Total liabilities	583,751
Net assets acquired:	40,087

Goodwill resulting from acquisition of Penn Liberty	$68,814

The following table details the changes to goodwill recorded subsequent to acquisition:

Fair Value
Goodwill resulting from the acquisition of Penn Liberty established as of August 12, 2016 Effects of adjustments to:	$65,206
Replacement equity awards	1,593
Deferred income taxes	(970)
Premise and equipment	547
Other assets	(50)
Other liabilities	2,488

Adjusted goodwill resulting from the acquisition of Penn Liberty as of December 31, 2016	$68,814

The adjustments made to goodwill during 2016 reflect a change in the initially recorded fair values of replacement equity awards, deferred federal income taxes, other assets and other liabilities.

Direct costs related to the acquisition were expensed as incurred. During the twelve months ended December 31, 2016, the Company incurred $7.5 million in integration expenses, including $2.5 million in salary and benefits, $1.5 million in professional fees, $1.2 million in data processing expense, $1.1 million in marketing expense and $0.9 million in occupancy costs.

Powdermill Financial Solutions LLC

On August 1, 2016, we acquired the assets of Powdermill Financial Solutions, LLC, a multi-family office serving an affluent clientele in the local community and throughout the U.S. This acquisition aligns with our strategic plan to expand our wealth offerings and diversify our fee-income generating business. The excess of consideration paid over the preliminary fair value of the net assets acquired was recorded as goodwill, which is not amortizable but is deductible for tax purposes. The Company allocated the total balance of goodwill to its Wealth Management segment.

West Capital Management, Inc.

On October 17, 2016, we acquired the assets of West Capital Management, Inc., an independent, fee-only wealth management firm providing fully-customized solutions tailored to the unique needs of institutions and high net worth individuals which operates under a multi-family office philosophy. This acquisition aligns with our strategic plan to expand our wealth offerings and diversify our fee-income generating business. The excess of consideration paid over the preliminary fair value of the net assets acquired was recorded as goodwill, which is not amortizable but is deductible for tax purposes. The Company allocated the total balance of goodwill to its Wealth Management segment.

Alliance Bancorp, Inc. of Pennsylvania

On October 9, 2015 we completed the acquisition of Alliance and its wholly owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At that time, Alliance merged into the Company and Alliance Bank merged into WSFS Bank. In accordance with the terms of the Agreement and Plan of Merger, dated March 2, 2015, shareholders of Alliance common stock received, in aggregate, $26.6 million in cash and 2,459,120 shares of WSFS common stock. The transaction was valued at $97.9 million based on WSFS’ October 9, 2015 closing share price of $29.01 as quoted on The Nasdaq Global Select Market. The results of the combined entity’s operations are included in our Consolidated Financial Statements since the date of the acquisition.

The acquisition of Alliance was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of $34.9 million, which is not amortizable and is not deductible for tax purposes. The Company allocated the total balance of goodwill to its WSFS Bank segment. The Company also recorded $2.6 million in core deposit intangibles which are being amortized over ten years using the straight-line depreciation method and $0.5 million for non-compete covenants which are being amortized between six and eighteen months.

In connection with the merger, the consideration transferred and the fair value of identifiable assets acquired and liabilities assumed, are summarized in the following table:

(Dollars in thousands)	Fair Value
Consideration Transferred:
Common shares issued (2,459,120)	$71,345
Cash paid to Alliance stockholders	26,576

Value of consideration	97,921
Assets acquired:
Cash and due from banks	67,439
Investment securities	3,002
Loans	307,695
Premises and equipment	2,685
Deferred income taxes	7,669
Bank owned life insurance	12,923
Core deposit intangible	2,635
Other real estate owned	768
Other assets	3,365

Total assets	408,181
Liabilities assumed:
Deposits	341,682
Other borrowings	2,826
Other liabilities	681

Total liabilities	345,189
Net assets acquired:	62,992

Goodwill resulting from acquisition of Alliance	$34,929

The following table details the changes to goodwill recorded subsequent to acquisition:

(Dollars in thousands)	Fair Value
Goodwill resulting from the acquisition of Alliance reported as of December 31, 2015	$36,425
Effects of adjustments to:
Deferred income taxes	(125)
Other assets	(379)
Other liabilities	(992)

Adjusted goodwill resulting from the acquisition of Alliance as of December 31, 2016	$34,929

The adjustments made to goodwill during 2016 reflect changes in the fair value of deferred federal income taxes, other assets, and other liabilities during the measurement period. The fair value of acquired assets and liabilities is now considered final.

3. INVESTMENT SECURITIES

The following tables detail the amortized cost and the estimated fair value of our available-for-sale and held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2016
GSE	$35,061	$9	$60	$35,010
CMO	264,607	566	3,957	261,216
FNMA MBS	414,218	950	9,404	405,764
FHLMC MBS	64,709	135	1,330	63,514
GNMA MBS	28,540	303	427	28,416
Other investments	626	—	3	623

	$807,761	$1,963	$15,181	$794,543

December 31, 2015
GSE	$31,041	$—	$127	$30,914
CMO	253,189	713	2,414	251,488
FNMA MBS	320,105	1,081	2,715	318,471
FHLMC MBS	99,350	405	313	99,442
GNMA MBS	20,387	420	93	20,714

	$724,072	$2,619	$5,662	$721,029

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities (1)
December 31, 2016
State and political subdivisions	$164,346	$271	$1,385	$163,232

December 31, 2015
State and political subdivisions	$165,862	$1,943	$62	$167,743

(1)

Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $2.2 million and $2.9 million at December 31, 2016 and December 31, 2015, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The scheduled maturities of investment securities available for sale and held to maturity at December 31, 2016 and December 31, 2015 are presented in the table below:

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
2016 (1) (2)
Within one year	$16,009	$16,017
After one year but within five years	19,052	18,992
After five years but within ten years	276,635	270,300
After ten years	495,439	488,611

	$807,135	$793,920

2015 (1)
Within one year	$3,997	$3,995
After one year but within five years	30,009	29,840
After five years but within ten years	218,023	215,018
After ten years	472,043	472,176

	$724,072	$721,029

	Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value
2016 (1)
Within one year	$—	$—
After one year but within five years	6,168	6,162
After five years but within ten years	8,882	8,870
After ten years	149,296	148,200

	$164,346	$163,232

2015 (1)
Within one year	$1,486	$1,488
After one year but within five years	3,465	3,456
After five years but within ten years	7,939	8,045
After ten years	152,972	154,754

	$165,862	$167,743

(1)	Actual maturities could differ from contractual maturities.
(2)

Included in the investment portfolio, but not in the table above, is a mutual fund with an amortized cost and fair value as of December 31, 2016 of $0.6 million and $0.6 million, respectively, which has no stated maturity.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers have the right to call or prepay obligations with or without a prepayment penalty.

Investment securities with fair market values aggregating $562.5 million and $457.0 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of December 31, 2016 and 2015, respectively.

During 2016, we sold $201.8 million of investment securities categorized as available for sale, resulting in realized gains of $2.4 million and one security with an immaterial loss. During 2015, we sold $192.8 million of investment securities categorized as available for sale, resulting in realized gains of $1.5 million and less than $0.1 million of realized losses. The cost basis of all investment securities sales is based on the specific identification method.

As of December 31, 2016, our investment securities portfolio had remaining unamortized premiums of $18.0 million and $0.4 million of unaccreted discounts.

For those investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2016.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(Dollars in thousands) Available-for-sale securities:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
GSE	$21,996	$60	$—	$—	$21,996	$60
CMO	160,572	3,867	4,654	90	165,226	3,957
FHLMC MBS	50,878	1,330	—	—	50,878	1,330
FNMA MBS	300,403	9,404	—	—	300,403	9,404
GNMA MBS	16,480	427	—	—	16,480	427
Other investments	623	3	—	—	623	3

Total temporarily impaired investments	$550,952	$15,091	$4,654	$90	$555,606	$15,181

	Less than 12 months		12 months or longer		Total
(Dollars in thousands) Held-to-maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and political subdivisions	$112,642	$1,374	$695	$11	$113,337	$1,385

Total temporarily impaired investments	$112,642	$1,374	$695	$11	$113,337	$1,385

For those investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2015.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss
GSE	$30,914	$127	$—	$—	$30,914	$127
CMO	139,486	1,703	26,536	711	166,022	$2,414
FNMA MBS	214,465	2,715	—	—	214,465	2,715
FHLMC MBS	41,791	136	4,025	177	45,816	313
GNMA MBS	4,073	29	2,377	64	6,450	93

Total temporarily impaired investments	$430,729	$4,710	$32,938	$952	$463,667	$5,662

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-maturity securities	Value	Loss	Value	Loss	Value	Loss
State and political subdivisions	$9,845	$62	$—	$—	$9,845	$62

Total temporarily impaired investments	$9,845	$62	$—	$—	$9,845	$62

At December 31, 2016, we owned investment securities totaling $668.9 million for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $16.6 million at December 31, 2016. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of other than temporary impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.

All securities, with the exception of one, were AA- rated or better at the time of purchase and remained investment grade at December 31, 2016. All securities were evaluated for OTTI at December 31, 2016 and 2015. The result of this evaluation showed no OTTI as of December 31, 2016 or 2015. The weighted average duration of MBS was 5.4 years at December 31, 2016.

4. LOANS

The following table details our loan portfolio by category:

	December 31,
(Dollars in thousands)	2016	2015
Commercial and industrial	$1,287,731	$1,061,597
Owner-occupied commercial	1,078,162	880,643
Commercial mortgages	1,163,554	966,698
Construction	222,712	245,773
Residential	267,028	259,679
Consumer	450,029	360,249

	4,469,216	3,774,639

Less:
Deferred fees, net	7,673	8,500
Allowance for loan losses	39,751	37,089

Net loans	$4,421,792	$3,729,050

Nonaccruing loans totaled $22.9 million and $21.2 million at December 31, 2016 and 2015, respectively. If interest on all such loans had been recorded in accordance with contractual terms, net interest income would have increased by $1.2 million and $0.9 million in 2016 and 2015, respectively.

The total amounts of loans serviced for others were $124.7 million and $130.0 million at December 31, 2016 and 2015, respectively, which consisted of residential first mortgage loans and reverse mortgage loans. We received fees from the servicing of loans of $0.3 million during 2016 and 2015, respectively.

We record mortgage-servicing rights on our mortgage loan-servicing portfolio. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans we acquire or originate. The value of these servicing rights was $0.5 million at December 31, 2016 and 2015. Mortgage loans serviced for others are not included in loans in the accompanying Consolidated Statements of Condition. Changes in the value of these servicing rights resulted in net losses of less than $0.1 million and $0.2 million during 2016 and 2015, respectively. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage Banking Activities, Net in the Consolidated Statements of Operations. We also record servicing rights on SBA loans. The value of these rights was $0.2 million at December 31, 2016.

Accrued interest receivable on loans outstanding was $13.0 million and $10.4 million at December 31, 2016 and 2015, respectively.

5. ACQUIRED CREDIT IMPAIRED LOANS

Penn Liberty

On August 12, 2016, we completed the acquisition of Penn Liberty. Upon closing the transaction, we acquired $14.0 million of credit impaired loans. Loans that have deteriorated in credit quality since their origination, and for which it is probable that all contractual cash flows will not be received, are accounted for in accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30). Under ASC 310-30, acquired loans are generally considered accruing and performing as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing as long as the estimated cash flows are expected to be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding. Credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. Updates to expected cash flows for acquired impaired loans accounted for under ASC 310-30 has resulted in a provision for loan loss of $0.5 million due to the amount and timing of expected cash flows decrease compared to those originally estimated at acquisition.

The following table details the loans acquired through the Penn Liberty merger on August 12, 2016 that are accounted for in accordance with FASB ASC 310-30.

(Dollars in thousands)	August 12, 2016
Contractually required principal and interest at acquisition*	$16,499
Contractual cash flows not expected to be collected (nonaccretable difference)	3,125

Expected cash flows at acquisition	13,374
Interest component of expected cash flows (accretable yield)	670

Fair value of acquired loans accounted for under FASB ASC 310-30	$12,704

*	The difference between $16.5 and the unpaid principal balance of $15.3 is contractual interest to be received.

Alliance

On October 9, 2015, we acquired $24.6 million of credit impaired loans from our acquisition of Alliance.

The following table details the loans acquired through the Alliance merger on October 9, 2015 that are accounted for in accordance with FASB ASC 310-30.

(Dollars in thousands)	October 9, 2015
Contractually required principal and interest at acquisition*	$27,469
Contractual cash flows not expected to be collected (nonaccretable difference)	2,377

Expected cash flows at acquisition	25,092
Interest component of expected cash flows (accretable yield)	2,334

Fair value of acquired loans accounted for under FASB ASC 310-30	$22,758

*	The difference between $27.4 and the unpaid principal balance of $24.6 is contractual interest to be received.

FNBW

On September 5, 2014, $24.2 million of impaired loans were acquired from FNBW.

The following table details the loans acquired through the FNBW merger on September 5, 2014 that are accounted for in accordance with FASB ASC 310-30.

(Dollars in thousands)	September 5, 2014
Contractually required principal and interest at acquisition*	$27,086
Contractual cash flows not expected to be collected (nonaccretable difference)	7,956

Expected cash flows at acquisition	19,130
Interest component of expected cash flows (accretable yield)	1,790

Fair value of acquired loans accounted for under FASB ASC 310-30	$17,340

*	The difference between $27.1 and the unpaid principal balance of $24.2 is contractual interest to be received.

The following is the outstanding principal balance and carrying amounts for all acquired credit impaired loans for which the company applies ASC 310-30 as of December 31, 2016 and 2015:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Outstanding principal balance	$41,574	$38,067
Carrying amount	33,104	32,568
Allowance for loan losses	510	132

The following table presents the changes in accretable yield on all acquired credit impaired loans for the years indicated:

(Dollars in thousands)	Accretable Yield
Balance as of December 31, 2014	$1,498
Addition from Alliance acquisition	2,334
Accretion	(1,405)
Reclassification from nonaccretable difference	3,054
Additions/adjustments	(714)
Disposals	(3)

Ending balance as of December 31, 2015	$4,764
Addition from Penn Liberty	1,473
Accretion	(2,731)
Reclassification from nonaccretable difference	2,352
Additions/adjustments	(701)
Disposals	(7)

Ending balance as of December 31, 2016	$5,150

6. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION

We maintained an allowance for loan losses which represents our best estimate of probable losses within our loan portfolio. As losses are realized, they are charged to this allowance. We established our allowance in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102 (SAB 102), Selected Loan Loss Allowance Methodology and Documentation Issues Accounting Standard Codification (“ASC”) 450, Contingencies (ASC 450) and ASC 310, Receivables (“ASC 310”). The general allowance is calculated on a pooled loan basis using both quantitative and qualitative factors in accordance with ASC 450.

The specific allowance is calculated on an individual loan basis when collectability of all contractually due principal and interest is no longer believed to be probable. This calculation is in accordance with ASC 310-10. Lastly, the allowance related to acquired loans is calculated when (i) there was deterioration in credit quality subsequent to acquisition for loans accounted for under ASC 310-30, and (ii) the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition for loans accounted for under ASC 310-20. Impairment of troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is collateral dependent. Troubled debt restructurings consist of concessions granted to borrowers facing financial difficulty. Our evaluation is based upon a continuing review of these portfolios. The following are included in our allowance for loan losses:

•	Specific reserves for impaired loans

•	An allowance for each pool of homogenous loans based on historical loss experience

•	Adjustments for qualitative and environmental factors allocated to pools of homogenous loans

When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, if necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the twelve months ended December 31, 2016, net charge-offs totaled $10.3 million or 0.25% of average loans annualized, compared to $10.1 million, or 0.29% of average loans annualized, during the twelve months ended December 31, 2015. A significant portion of the net charge-offs in 2016 were the result of two relationships. A $15.4 million substandard C&I loan relationship was exited during the third quarter of 2016 and resulted in a $4.2 million charge-off and $3.0 million in incremental loan loss provision in the quarter. This was our largest, longstanding problem loan and had been reported as delinquent multiple times over the past several years. During the fourth quarter of 2016, $4.0 million from one private banking credit exposure granted under a business development initiative was downgraded to non-performing status. $3.5 million of this exposure was unsecured, resulting in a $3.5 million charge-off and incremental loan loss provision.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled as follows: commercial, owner-occupied, commercial real estate and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last 24 quarters. During the twelve months ended December 31, 2016, we increased the look-back period to 24 quarters from 20 quarters used at December 31, 2015. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the core reserves calculated by the ALLL model are adequately considering the losses within a full credit cycle.

Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 24 quarter look-back period.

Qualitative adjustment factors consider various current internal and external conditions which are allocated among loan types and take into consideration:

•	Current underwriting policies, staff, and portfolio mix,

•	Internal trends of delinquency, nonaccrual and criticized loans by segment,

•	Risk rating accuracy, control and regulatory assessments/environment,

•	General economic conditions — locally and nationally,

•	Market trends impacting collateral values,

•	The competitive environment, as it could impact loan structure and underwriting, and

•	Valuation complexity by segment.

The above factors are based on their relative standing compared to the period in which historic losses are used in core reserve estimates and current directional trends. Qualitative factors in our model can add to or subtract from core reserves.

The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be approximately 8 quarters as of December 31, 2016. Our residential mortgage and consumer LEP remained at approximately 4 quarters as of December 31, 2016. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP annually for our commercial portfolio and review of the current 4 quarter LEP for the retail portfolio to determine the continued reasonableness of this assumption.

The final component of the allowance in prior periods was the reserve for model estimation and complexity risk. The calculation of this reserve was generally quantitative; however estimates of valuations and risk assessment, and methodology judgements were necessary in order to capture factors quarterly. During the second quarter of 2016, as a result of continued improvement in the model and normal review of the factors, we removed the model estimation and complexity risk reserve from our calculations of the allowance of loan losses.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.

The following tables provide an analysis of the allowance for loan losses and loan balances as of and for the year ended December 31, 2016, December 31, 2015 and December 31, 2014:

(Dollars in thousands)	Commercial	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Twelve months ended December 31, 2016
Allowance for loan losses
Beginning balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089
Charge-offs	(5,052)	(1,556)	(422)	(57)	(88)	(6,152)	—	(13,327)
Recoveries	594	117	322	484	254	1,232	—	3,003
Provision (credit) for loan losses	6,260	1,163	2,466	(1,117)	(422)	4,989	(1,010)	12,329
Provision for acquired loans	381	194	62	7	34	(21)	—	657

Ending balance	$13,339	$6,588	$8,915	$2,838	$2,059	$6,012	$—	$39,751

Period-end allowance allocated to:
Loans individually evaluated for impairment	$322	$—	$1,247	$217	$911	$198	$—	$2,895
Loans collectively evaluated for impairment	12,834	6,573	7,482	2,535	1,125	5,797	—	36,346
Acquired loans evaluated for impairment	183	15	186	86	23	17	—	510

Ending balance	$13,339	$6,588	$8,915	$2,838	$2,059	$6,012	$—	$39,751

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$2,266	$2,078	$9,898	$1,419	$13,547	$7,863	$—	$37,071	(2)
Loans collectively evaluated for impairment	1,120,193	899,590	921,333	189,468	157,738	386,146	—	3,674,468
Acquired nonimpaired loans	159,089	164,372	221,937	28,131	94,883	55,651	—	724,063
Acquired impaired loans	6,183	12,122	10,386	3,694	860	369	—	33,614

Ending balance	$1,287,731	$1,078,162	$1,163,554	$222,712	$267,028	$450,029	$—	$4,469,216	(3)

(Dollars in thousands)	Commercial	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Twelve months ended December 31, 2015
Allowance for loan losses
Beginning balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426
Charge-offs	(6,303)	(738)	(1,135)	(146)	(548)	(3,225)	—	(12,095)
Recoveries	301	77	222	185	226	957	—	1,968
Provision (credit) for loan losses	4,241	665	(67)	852	76	2,183	(510)	7,440
Provision for acquired loans	80	23	201	34	4	8	—	350

Ending balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,164	$—	$—	$211	$918	$199	$—	$2,492
Loans collectively evaluated for impairment	9,988	6,648	6,384	3,310	1,360	5,765	1,010	34,465
Acquired loans evaluated for impairment	4	22	103	—	3	—	—	132

Ending balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$5,680	$1,090	$3,411	$1,419	$15,548	$7,664	$—	$34,812	(2)
Loans collectively evaluated for impairment	930,346	820,911	869,359	213,801	166,252	335,323	—	3,335,992
Acquired nonimpaired loans	112,586	53,954	83,415	27,009	76,929	17,255	—	371,148
Acquired impaired loans	12,985	4,688	10,513	3,544	950	7	—	32,687

Ending balance	$1,061,597	$880,643	$966,698	$245,773	$259,679	$360,249	$—	$3,774,639	(3)

(Dollars in thousands)	Commercial	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Twelve months ended December 31, 2014
Allowance for loan losses
Beginning balance	$12,751	$7,638	$6,932	$3,326	$3,078	$6,494	$1,025	$41,244
Charge-offs	(3,587)	(1,085)	(425)	(88)	(811)	(2,855)	—	(8,851)
Recoveries	1,611	249	202	242	168	981	—	3,453
Provision (credit) for loan losses	2,062	(159)	507	(884)	88	1,339	495	3,448
Provision for acquired loans	—	—	50	—	—	82	—	132

Ending balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426

Period-end allowance allocated to:
Loans individually evaluated for impairment	$3,034	$609	$319	$334	$790	$231	$—	$5,317
Loans collectively evaluated for impairment	9,803	6,034	6,947	2,262	1,733	5,810	1,520	34,109
Acquired loans evaluated for impairment	—	—	—	—	—	—	—	—

Ending balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$12,381	$2,474	$8,335	$1,419	$15,666	$6,376	$—	$46,651	(2)
Loans collectively evaluated for impairment	872,398	743,680	753,451	127,324	184,788	312,539	—	2,994,180
Acquired nonimpaired loans	32,024	40,180	37,697	9,891	17,363	8,619	—	145,774
Acquired impaired loans	3,269	2,264	5,976	3,863	512	9	—	15,893

Ending balance	$920,072	$788,598	$805,459	$142,497	$218,329	$327,543	$—	$3,202,498	(3)

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.
(2)	The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans which are considered to be impaired loans of $14.3 million at December 31, 2016, $13.6 million as of December 31, 2015 and $22.6 million at December 31, 2014.
(3)	Ending loan balances do not include deferred costs.

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

The following tables show our nonaccrual and past due loans at the dates indicated:

At December 31, 2016	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
(Dollars in thousands)
Commercial	$1,507	$278	$—	$1,785	$1,277,748	$6,183	$2,015	$1,287,731
Owner-occupied commercial	116	540	—	656	1,063,306	12,122	2,078	1,078,162
Commercial mortgages	167	—	—	167	1,143,180	10,386	9,821	1,163,554
Construction	132	—	—	132	218,886	3,694	—	222,712
Residential	3,176	638	153	3,967	257,234	860	4,967	267,028
Consumer	392	346	285	1,023	444,642	369	3,995	450,029

Total (1)	$5,490	$1,802	$438	$7,730	$4,404,996	$33,614	$22,876	$4,469,216

% of Total Loans	0.12%	0.04%	0.01%	0.17%	98.57%	0.75%	0.51%	100.00%

(1)	Balances in table above includes $724.1 million in acquired non-impaired loans.

At December 31, 2015	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
(Dollars in thousands)
Commercial	$1,686	$270	$12,355	$14,311	$1,028,973	$12,985	$5,328	$1,061,597
Owner-occupied commercial	713	217	4,886	5,816	869,048	4,688	1,091	880,643
Commercial mortgages	141	4	288	433	952,426	10,513	3,326	966,698
Construction	—	—	—	—	242,229	3,544	—	245,773
Residential	5,263	621	251	6,135	245,307	950	7,287	259,679
Consumer	1,222	36	252	1,510	354,599	7	4,133	360,249

Total (1)	$9,025	$1,148	$18,032	$28,205	$3,692,582	$32,687	$21,165	$3,774,639

% of Total Loans	0.24%	0.03%	0.48%	0.75%	97.83%	0.86%	0.56%	100.00%

(1)	Balances in table above includes $371.1 million in acquired non-impaired loans.

Impaired Loans

Loans for which it is probable we will not collect all principal and interest due according to contractual terms, which is assessed based on the credit characteristics of the loan and/or payment status, are measured for impairment in accordance with the provisions of SAB 102, Selected Loan Loss Allowance Methodology and Documentation Issues and ASC 310, Receivables (ASC 310). The amount of impairment is measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the fair value of collateral, if the loan is collateral dependent or (3) the loan’s observable market price. If the measure of the impaired loan is less than the recorded investment in the loan, a related allowance is allocated for the impairment.

The following tables provide an analysis of our impaired loans at December 31, 2016 and December 31, 2015:

2016 (Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loan with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Commercial	$4,250	$1,395	$2,855	$505	$5,572	$5,053
Owner-occupied commercial	4,650	2,078	2,572	15	5,129	3,339
Commercial mortgages	15,065	4,348	10,717	1,433	20,716	7,323
Construction	3,662	—	3,662	303	3,972	2,376
Residential	14,256	7,122	7,134	934	17,298	15,083
Consumer	8,021	6,561	1,460	215	11,978	7,910

Total (2)	$49,904	$21,504	$28,400	$3,405	$64,665	$41,084

2015 (Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loan with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Commercial	$6,137	$951	$5,186	$1,168	$20,206	$9,391
Owner-occupied commercial	2,127	1,090	1,037	22	2,947	2,111
Commercial mortgages	4,652	3,410	1,242	103	11,826	7,540
Construction	1,419	—	1,419	211	1,419	1,448
Residential	15,710	9,034	6,676	920	18,655	15,264
Consumer	7,665	6,498	1,167	200	9,353	6,801

Total	$37,710	$20,983	$16,727	$2,624	$64,406	$42,555

(1)	Reflects loan balances at or written down to their remaining book balance.
(2)	The above includes acquired impaired loans totaling $12.8 million in the ending loan balance and $15.0 million in the contractual principal balance.

Interest income of $1.2 million and $1.6 million was recognized on impaired loans during 2016 and 2015 respectively.

At December 31, 2016, there were 18 acquired loans accounted for under FASB ASC 310-20, Nonrefundable Fees and Other Costs (ASC 310-20) classified as nonaccrual loans with a carrying value of $3.8 million.

As of December 31, 2016, there were 29 residential loans and 7 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $3.7 million and $3.6 million, respectively. As of December 31, 2015, there were 32 residential loans and 3 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $5.0 million and $0.7 million, respectively.

Reserves On Acquired Nonimpaired Loans

In accordance with ASC 310, Receivables, loans acquired by the Bank through its merger with FNBW, Alliance and Penn Liberty are required to be reflected on the balance sheet at their fair values as opposed to their book values on the date of acquisition. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date, the bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the Allowance at December 31:

Commercial Credit Exposure

									Total Commercial (1)
	Commercial		Owner-occupied Commercial		Commercial Mortgages		Construction		2016		2015
(Dollars in thousands)	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%	Amount	%
Risk Rating:
Special mention	$17,630	$5,620	$11,419	$9,535	$34,198	$12,323	$—	$—	$63,247		$27,478
Substandard:
Accrual	45,067	33,883	19,871	22,901	239	2,547	2,193	8,296	67,370		67,627
Nonaccrual	1,693	4,164	2,078	1,090	8,574	3,326	—	—	12,345		8,580
Doubtful/nonaccrual	322	1,164	—	—	1,247	—	—	—	1,569		1,164

Total special mention and substandard	64,712	44,831	33,368	33,526	44,258	18,196	2,193	8,296	144,531	4%	104,849	3%
Acquired impaired loans	6,183	12,985	12,122	4,688	10,386	10,513	3,694	3,544	32,385	1%	31,730	1%
Pass	1,216,836	1,003,781	1,032,672	842,429	1,108,910	937,989	216,825	233,933	3,575,243	95%	3,018,132	96%

Total	$1,287,731	$1,061,597	$1,078,162	$880,643	$1,163,554	$966,698	$222,712	$245,773	$3,752,159	100%	$3,154,711	100%

(1)	Table includes $573.5 million in acquired non-impaired loans at December 31, 2016 and $277.0 million at December 31, 2015.

Consumer Credit Exposure

					Total Residential and Consumer (2)
	Residential		Consumer		2016		2015
(Dollars in thousands)	2016	2015	2016	2015	Amount	Percent	Amount	Percent
Nonperforming (1)	$13,547	$15,548	$7,863	$7,664	$21,410	3%	$23,212	4%
Acquired impaired loans	860	950	369	7	1,229	—%	957	—%
Performing	252,621	243,181	441,797	352,578	694,418	97%	595,759	96%

Total	$267,028	$259,679	$450,029	$360,249	$717,057	100%	$619,928	100%

(1)	Includes $12.4 million as of December 31, 2016 and $11.8 million as of December 31, 2015 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans modified terms and are accruing interest.
(2)	Total includes acquired non-impaired loans of $150.5 million at December 31, 2016 and $94.2 million at December 31, 2015.

Troubled Debt Restructurings (TDR)

A modification is classified as a TDR if both of the following exist: (1) the borrower is experiencing financial difficulty and (2) the Bank has granted a concession to the borrower. Many aspects of the borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty. Concessions may include the reduction of the interest rate to a rate lower than current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, or principal forgiveness. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is a TDR.

The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Performing TDRs	$14,336	$13,647
Nonperforming TDRs	8,451	10,983

	$22,787	$24,630

Approximately $1.3 million and $2.1 million in related reserves have been established for these loans at December 31, 2016 and December 31, 2015, respectively.

The following table presents information regarding the types of loan modifications made for the twelve months ended December 31, 2016:

	Contractual payment reduction	Maturity date extension	Discharged in bankruptcy	Other (1)	Total
Commercial	—	2	—	1	3
Commercial mortgages	—	2	—	—	2
Residential	—	—	1	7	8
Consumer	12	—	2	—	14

	12	4	3	8	27

(1)	Other includes interest rate reduction and maturity date extension, forbearance, and interest only payments.

Principal balances are generally not forgiven by us when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months, and repayment is reasonably assured.

The following table presents loans identified as TDRs during the twelve months ended December 31, 2016 and December 31, 2015:

	Twelve Months Ended December 31,
(Dollars in thousands)	2016		2015
	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$1,407	$1,407	$—	$—
Owner-occupied commercial	—	—	577	577
Commercial mortgages	1,111	1,111	—	—
Residential	2,754	2,754	895	895
Consumer	873	873	1,615	1,615

	$6,145	$6,145	$3,087	$3,087

The TDRs set forth in the table above increased our allowance for loan losses by $0.1 million through allocation of a related reserve, and resulted in charge-offs of $0.4 million during the twelve months ended December 31, 2016. For the twelve months ended December 31, 2015, the TDRs set forth in the table above increased our allowance for loan losses by less than $0.1 million through allocation of a related reserve, and resulted in charge-offs of $0.2 million.

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

Our investment in reverse mortgages totaled $22.6 million at December 31, 2016. The portfolio consists of 76 loans with an average borrowers’ age of 95 years old and there is currently significant overcollateralization in the portfolio, as the realizable collateral value (the lower of collectible principal and interest, or appraised value and annual broker price opinion of the home) of $42.5 million exceeds the outstanding book balance at December 31, 2016. Broker price opinions are updated at least annually. Additional broker price opinions are obtained when our quarterly review indicates that a home’s value has increased or decreased by at least 50% during any given period.

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

To determine the fair value of these reverse mortgages as of December 31, 2016, we used the proprietary model described above and actual cash flow information to estimate future cash flows. There are three main drivers of cash flows; 1) move-out rates, 2) house price appreciation (HPA) forecasts, and 3) internal rate of return.

1)	Move-out rates - We used the actuarial estimates of contract termination provided in the United States Mortality Rates Period Life Table, 2011, published by the Office of the Actuary - Social Security in 2015 adjusted for expected prepayments and relocations which we adopted during 2016.

2)	House Price Appreciation - We utilize house price forecasts from various market sources. Based on this information, we forecasted a 2.5% increase in housing prices during 2016 and a 2.0% increase in the following year and thereafter. We believe this forecast continues to be appropriate given the nature of reverse mortgage collateral and historical under-performance to the broad housing market. Annually, during the fourth quarter, current collateral values are updated through broker price opinions.

3)	Internal Rate of Return - As of December 31, 2016, the internal rate of return (IRR) of 19.91 % was the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is expected to be liquidated.

As of December 31, 2016, the Company’s actuarially estimated cash payments to reverse mortgagors are as follows:

Year Ending
2017	$486
2018	383
2019	300
2020	231
2021	177
Years 2022 – 2026	399
Years 2027 – 2031	76
Years 2032 – 2036	11
Thereafter	1

Total (1)	$2,064

(1)	This table does not take into consideration cash inflow including payments from mortgagors or payoffs based on contractual terms.

The amount of the contract value that would be forfeited if we were not to make cash payments to reverse mortgagors in the future is $6.5 million.

The future cash flows depend on the HPA assumptions. If the future changes in collateral value were assumed to be zero, income would decrease by $0.8 million for the year ended December 31, 2016 with an IRR of 19.22%. If the future changes in collateral value were assumed to be reduced by 1%, income would decrease by $0.4 million with an IRR of 19.16%.

The net present value of the projected cash flows depends on the IRR used. If the IRR increased by 1%, the net present value would increase by $1.3 million. If the IRR decreased by 1%, the net present value would decrease by $1.3 million.

8. PREMISES AND EQUIPMENT

Land, office buildings, leasehold improvements and furniture and equipment, at cost, are summarized by major classifications:

December 31,	2016	2015
(Dollars in thousands)
Land	$2,916	$2,325
Buildings	7,391	6,878
Leasehold improvements	44,493	37,123
Furniture and equipment	40,099	31,824

	94,899	78,150
Less:
Accumulated depreciation	46,028	38,581

	$48,871	$39,569

Depreciation expense is computed on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. In general, computer equipment, furniture and equipment and building renovations are expensed over three, five and ten years, respectively. We recognized depreciation expense of $7.6 million, $6.3 million and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We occupy certain premises including some with renewal options and operate certain equipment under noncancelable leases with terms ranging primarily from 1 to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred in accordance with FASB ASC 840-20 Operating Leases. Rent expense was $11.5 million in 2016, $9.9 million in 2015 and $9.5 million in 2014. Future minimum cash payments under these leases at December 31, 2016 are as follows:

(Dollars in thousands)
2017	$10,546
2018	10,616
2019	10,466
2020	10,398
2021	10,104
Thereafter	167,365

Total future minimum lease payments	$219,495

9. GOODWILL AND INTANGIBLE ASSETS

In accordance with FASB ASC 805, Business Combinations (ASC 805) and FASB ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.

The fair value of acquired assets and liabilities assumed, including the resulting goodwill, was based either on quoted market prices or provided by other third-party sources, when available. When third-party information was not available we made good-faith estimates primarily through the use of internal cash flow modeling techniques. The assumptions used in the cash flow modeling are subjective and susceptible to significant changes.

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and charged to results of operations in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. Goodwill totaled $167.5 million at December 31, 2016 and $85.2 million at December 31, 2015. The majority of this goodwill, or $147.4 million, is in the WSFS Bank segment and is the result of a branch acquisition in 2008, the purchases of: Christiana Bank and Trust (CB&T) in 2010, Array (currently known as WSFS Mortgage) and Arrow in 2013, FNBW in 2014, Alliance Bank in 2015 and Penn Liberty in 2016. The Wealth Management segment also recorded goodwill as a result of the acquisition of CB&T in 2010 and the acquisitions of Powdermill and West Capital in 2016.

ASC 350, Intangibles - Goodwill and Other (Topic 350), states that an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Therefore, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step process is not required. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the existing two-step process. The entity can resume performing the qualitative assessment in any subsequent period.

When required, the goodwill impairment test involves a two-step process. The first test is done by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit exceeds the aggregate fair value, a second test is performed to measure the amount of impairment loss, if any. To measure any impairment loss, the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference.

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

As of December 31, 2016, we assessed qualitative factors including macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance in 2016 and determined that it was not more likely than not that the fair value of any of our reporting units was less than their respective carrying amounts. Therefore we did not perform the two-step impairment test for any of our reporting units in 2016. No impairment losses related to our goodwill were recorded in 2016 or 2015, however there can be no assurances that impairments to our goodwill will not occur in the future periods.

As of December 31, 2016, we had three operating segments: WSFS Bank, Cash Connect, and Wealth Management. Our operating segments may contain one or more reporting units depending on economic characteristics, products and customers. When we acquire a business, we assign it to a reporting unit and allocate its goodwill to that reporting unit based on its relative fair value. Should we have a significant business reorganization, we may reallocate the goodwill. See Note 20 for additional information on management reporting and Note 2 for additional information on the goodwill that was recorded during 2016.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2014	43,517	—	5,134	48,651
Goodwill from business combinations	36,425	—	—	36,425
Remeasurement adjustments	136	—	—	136

December 31, 2015	80,078	—	5,134	85,212
Goodwill from business combinations	65,206	—	15,009	80,215
Remeasurement adjustments	2,112	—	—	2,112

December 31, 2016	$147,396	$—	$20,143	$167,539

ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. During 2016, we recorded intangible assets of $15.9 million due to the acquisitions of Penn Liberty, Powdermill and West Capital as well as an adjustment related to our acquisition of Alliance Bank. During 2015, we recorded intangible assets of $3.1 million due to the acquisition of Alliance Bank. See Note 2 for additional information.

The following table summarizes other intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
December 31, 2016
Core deposits	$13,128	$(5,630)	$7,498	10 years
Customer relationships	17,561	(2,612)	14,949	7-15 years
Non-compete agreements	1,006	(728)	278	6 months- 5 years
Loan servicing rights	1,708	(1,067)	641	10-30 years
Favorable lease asset	458	(116)	342	10 months-15 years

Total other intangible assets	$33,861	$(10,153)	$23,708

December 31, 2015
Core deposits	$10,246	$(4,512)	$5,734	10 years
Customer relationships	5,221	(1,754)	3,467	7-15 years
Non-compete agreements	785	(384)	401	6 months- 3 years
Loan servicing rights	1,430	(949)	481	15-30 years

Total other intangible assets	$17,682	$(7,599)	$10,083

We recognized amortization expense on other intangible assets of $2.4 million, $2.0 million, and $1.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The following presents the estimated amortization expense of intangibles:

(Dollars in thousands)	Amortization of Intangibles
2017	$3,008
2018	2,846
2019	2,777
2020	2,581
2021	2,246
Thereafter	10,250

Total	$23,708

There was no impairment of other intangible assets as of December 31, 2016 or 2015. Changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

10. DEPOSITS

The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:

	December 31,
	2016	2015
(Dollars in thousands)
Money market and demand:
Noninterest-bearing demand	$1,266,306	$958,238
Interest-bearing demand	935,333	784,619
Money market	1,257,520	1,090,050

Total money market and demand	3,459,159	2,832,907

Savings	547,293	439,918

Customer certificates of deposit by maturity:
Less than one year	192,320	200,893
One year to two years	74,165	79,760
Two years to three years	32,687	25,256
Three years to four years	24,919	9,642
Over four years	8,533	17,449

Total customer time certificates	332,624	333,000

Jumbo certificates of deposit, by maturity:
Less than one year	174,981	180,753
One year to two years	43,037	44,776
Two years to three years	20,655	15,256
Three years to four years	17,005	6,685
Over four years	4,882	6,541

Total jumbo certificates of deposit	260,560	254,011

Total customer deposits	4,599,636	3,859,836

Brokered deposits less than one year	138,802	156,730

Total deposits	$4,738,438	$4,016,566

Interest expense on deposits by category follows:

(Dollars in thousands)
Year Ended December 31,	2016	2015	2014
Interest-bearing demand	$1,119	$666	$611
Money market	3,343	2,466	1,478
Savings	655	289	234
Time deposits	3,303	3,057	4,060

Total customer interest expense	8,420	6,478	6,383

Brokered deposits	1,001	687	768

Total interest expense on deposits	$9,421	$7,165	$7,151

11. BORROWED FUNDS

The following is a summary of borrowed funds by type, at or for the twelve months ended:

(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
December 31, 2016
FHLB advances	$854,236	0.78%	$886,767	$735,975	0.67%
Federal funds purchased and securities sold under agreements to repurchase	130,000	0.79	130,000	112,150	0.54
Trust preferred borrowings	67,011	2.66	67,011	67,011	2.42
Senior debt	155,000	5.12	155,000	110,191	3.82
Other borrowed funds	64,150	0.09	64,150	21,335	0.09

December 31, 2015
FHLB advances	$669,514	0.50%	$740,681	$621,024	0.48%
Federal funds purchased and securities sold under agreements to repurchase	128,200	0.45	135,550	119,290	0.30
Trust preferred borrowings	67,011	2.15	67,011	67,011	2.03
Senior debt	55,000	6.25	55,000	55,000	6.85
Other borrowed funds	14,486	0.09	16,808	15,227	0.09

Federal Home Loan Bank Advances

Advances from the FHLB with rates ranging from 0.60% to 1.23% at December 31, 2016 are due as follows:

(Dollars in thousands)	Amount	Weighted Average Rate
2017	$807,325	0.76%
2018	46,911	1.07

	$854,236	0.78%

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying loan collateral, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.

As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB in an amount at least equal to 0.10% of our member asset value plus 4.00% of advances outstanding. We were in compliance with this requirement with a stock investment in FHLB of $38.2 million at December 31, 2016 and $30.5 million as of December 31, 2015. This stock is carried on the accompanying Consolidated Statements of Condition at cost, which approximates liquidation value.

The increase in FHLB stock was due to the increase in FHLB Advances outstanding. We received dividends on our stock investment in FHLB of $1.6 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively. For additional information regarding FHLB Stock, see Note 17.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

During 2016 and 2015, we purchased federal funds as a short-term funding source. At December 31, 2016, we had purchased $130.0 million in federal funds at an average rate of 0.79%. At December 31, 2015, we had purchased $128.2 million in federal funds at an average rate of 0.45%.

We had no securities sold under agreements to repurchase at December 31, 2016 and December 31, 2015.

Trust Preferred Borrowings

In 2005, we issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are callable and have a maturity date of June 1, 2035.

Senior Debt

On June 13, 2016, the Company issued $100 million of senior unsecured fixed-to-floating rate notes, (the “senior unsecured notes”). The senior unsecured notes mature on June 15, 2026 and have a fixed coupon rate of 4.50% from issuance to but excluding June 15, 2021 and a variable coupon rate of three month LIBOR plus 3.30% from June 15, 2021 until maturity. The senior unsecured notes may be redeemed beginning on June 15, 2021 at 100% of principal plus accrued and unpaid interest. The proceeds will be used for general corporate purposes.

In 2012, we issued and sold $55.0 million in aggregate principal amount of 6.25% senior notes due 2019 (the “2012 senior debt”). The 2012 senior debt is unsecured and ranks equally with all of our other present and future unsecured unsubordinated obligations. The 2012 senior debt is effectively subordinated to our secured indebtedness and structurally subordinated to the indebtedness of our subsidiaries. At our option, the 2012 senior debt is callable, in whole or in part, on September 1, 2017, or on any scheduled interest payment date thereafter, at a price equal to the outstanding principal amount to be redeemed plus accrued and unpaid interest. The 2012 senior debt matures on September 1, 2019.

Other Borrowed Funds

Included in other borrowed funds are collateralized borrowings of $64.1 million and $14.5 million at December 31, 2016 and 2015, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities. The average rates on these borrowings were 0.09 % at December 31, 2016 and 2015.

Borrower in Custody

As of December 31, 2016, the Bank had $275.1 million of loans pledged to the Federal Reserve of Philadelphia (FRB). The Bank did not borrow funds from the FRB during 2016.

12. STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

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

The new minimum regulatory capital requirements became effective for the Bank and the Company on January 1, 2015 and include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets and a minimum Tier 1 capital ratio of 6.00% of risk-weighted assets. The rules also require a current minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets.

As of December 31, 2016 and 2015, the Bank was in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table presents the capital position of the Bank and the Company as of December 31, 2016 and 2015:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2016
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$663,892	11.93%	$445,376	8.00%	$556,720	10.00%
WSFS Financial Corporation	624,440	11.20	446,001	8.00	557,501	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	623,167	11.19	334,032	6.00	445,376	8.00
WSFS Financial Corporation	583,715	10.47	334,501	6.00	446,001	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	623,167	11.19	250,524	4.50	361,868	6.50
WSFS Financial Corporation	518,856	9.31	250,875	4.50	362,376	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	623,167	9.66	257,957	4.00	322,446	5.00
WSFS Financial Corporation	583,715	9.02	258,767	4.00	323,459	5.00

As of December 31, 2015
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$618,454	13.11%	$377,332	8.00%	$471,666	10.00%
WSFS Financial Corporation	595,996	12.62	377,948	8.00	N/A	N/A
Core Capital (to adjusted tangible assets)
Wilmington Savings Fund Society, FSB	580,735	12.31	282,999	6.00	377,332	8.00
WSFS Financial Corporation	558,278	11.82	283,461	6.00	N/A	N/A
Tangible Capital (to tangible assets)
Wilmington Savings Fund Society, FSB	580,735	12.31	212,249	4.50	306,583	6.50
WSFS Financial Corporation	494,571	10.47	212,596	4.50	N/A	N/A
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	580,735	10.88	213,502	4.00	266,877	5.00
WSFS Financial Corporation	558,278	10.44	213,849	4.00	N/A	N/A

The December 31, 2016 and 2015 capital ratios presented above were determined in accordance with the Basel III Capital Rules.

The Holding Company

As of December 31, 2016, our capital structure includes one class of stock, $0.01 par common stock outstanding with each share having equal voting rights.

All share and per share information has been retroactively adjusted to reflect the Company’s three-for-one stock split in May 2015. See Note 1 for additional information.

In 2005, WSFS Capital Trust III, our unconsolidated subsidiary, issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The par value of these securities is $2.0 million and the aggregate principal is $67.0 million. The proceeds from the issue were invested in Junior Subordinated Debentures the Company issued. These securities are treated as borrowings with interest included in interest expense on the Consolidated Statements of Operations. At December 31, 2016, the coupon rate of the WSFS Capital Trust III securities was 2.70%. The effective rate will vary due to fluctuations in interest rates.

When infused into the Bank, the Trust Preferred Securities issued in 2005 qualify as Tier 1 capital. The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be undercapitalized within the meaning of the Prompt Corrective Action regulations.

At December 31, 2016, $103.0 million in cash remains at the holding company to support the parent company’s needs.

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

During 2015, the Board of Directors approved an additional stock buyback program of up to 5% of total outstanding shares of common stock. Related to this authorization, as of December 31, 2016, the Company had repurchased 449,371 common shares at an average price of $32.11 per share. The Company has approximately 951,194 million shares (approximately 3 % of its 29.8 million shares outstanding), remaining to repurchase under its current authorization as of December 31, 2016.

13. ASSOCIATE (EMPLOYEE) BENEFIT PLANS

Associate 401(k) Savings Plan

Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and our common stock. Generally, the principal and related earnings are tax deferred until withdrawn. We match a portion of the Associates’ contributions. As a result, our total cash contributions to the plan on behalf of our Associates resulted in an expense of $3.1 million, $2.6 million, and $2.2 million for 2016, 2015, and 2014, respectively.

All contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 100% will be invested in a balanced fund. Associates may generally make transfers to various other investment vehicles within the plan. The plan’s yearly activity includes net sales of 36,000, 25,000 and 2,000 of our common stock in 2016, 2015 and 2014 respectively.

Postretirement Medical Benefits

We share certain costs of providing health and life insurance benefits to eligible retired Associates and their eligible dependents. Prior to March 31, 2014, all Associates were eligible for these benefits if they reached normal retirement age while working for us. Effective March 31, 2014, we changed the eligibility of this plan to include only those Associates who had achieved ten years of service with us as of March 31, 2014.

We account for our obligations under the provisions of ASC 715, Compensation - Retirement Benefits (ASC 715). ASC 715 requires that the costs of these benefits be recognized over an Associate’s active working career. Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year.

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

In accordance with ASC 715, during 2017 we expect to recognize $0.1 million of amortization related to the net actuarial gain, and $0.1 million relating to the net transition obligation.

The following disclosures relating to postretirement medical benefits were measured at December 31:

(Dollars in thousands)	2016	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$1,805	$2,266	$4,560
Service cost	58	59	195
Interest cost	76	89	195
Actuarial gain	(68)	(502)	(1,611)
Benefits paid	(107)	(107)	(125)
Plan change	—	—	(948)

Benefit obligation at end of year	$1,764	$1,805	$2,266

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	107	107	125
Benefits paid	(107)	(107)	(125)

Fair value of plan assets at end of year	$—	$—	$—

Funded status:
Unfunded status	$(1,764)	$(1,805)	$(2,266)
Total (income) loss recognized in other comprehensive income	(1,701)	(1,271)	(1,367)

Net amount recognized	$(3,465)	$(3,076)	$(3,633)

Components of net periodic benefit cost:
Service cost	$58	$59	$195
Interest cost	76	89	195
Amortization of transition obligation	(76)	(76)	(57)
Net loss (gain) recognition	505	(20)	86

Net periodic benefit cost	$563	$52	$419

Assumptions used to determine net periodic benefit cost:
Discount rate	4.25%	4.00%	5.00%
Health care cost trend rate	5.00%	5.00%	5.00%
Assumptions used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	4.10%	4.25%	4.00%
Health care cost trend rate	5.00%	5.00%	5.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year of ultimate trend rate	2017	2016	2015

Estimated future benefit payments:

The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)

During 2017	$66
During 2018	65
During 2019	67
During 2020	67
During 2021	67
During 2022 through 2026	403

$735

We assume medical benefits will increase at an average rate of less than 10% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2016, this annual premium cap amounted to $3,285 per retiree. We estimate that we will contribute approximately $3,416 per retiree to the plan during fiscal 2017.

Alliance Associate Pension Plan

During the fourth quarter of 2015, we completed the acquisition of Alliance and its wholly owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At the time of the acquisition we assumed Alliance pension plan offered to current associates. The plan’s benefit obligation and fair value of assets were $7.1 million and $7.4 million, respectively at December 31, 2015. The net amount recognized in 2016 was $0.2 million.

No estimated net loss and prior service cost for the defined benefit pension plans will be amortized from the accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

The following disclosures relating to Alliance pension benefits were measured at December 31:

(Dollars in thousands)	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$7,148
Interest cost	301
Disbursements	(374)
Actuarial loss	442

Benefit obligation at end of year	$7,517

Change in plan assets:
Fair value of plan assets at beginning of year	$7,397
Actual return on Plan Assets	518
Benefits paid	(374)
Administrative Expenses	(37)

Fair value of plan assets at end of year	$7,504

Funded status:
Unfunded status	$(7,517)
Total (income) loss recognized in other comprehensive income	7,504

Net amount recognized	$(13)

Components of net periodic benefit cost:
Service cost	$40
Interest cost	301
Expected return on plan assets	(541)
Net gain recognition	(157)

Net periodic benefit cost	$(357)

Assumptions used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate for Net Periodic Benefit Cost	4.00%
Salary Scale for Net Periodic Benefit Cost	N/A
Expected Return on Plan Assets	7.50%
Discount rate for Disclosure Obligations	4.00%
Salary Scale for Disclosure Obligations	N/A

Estimated future benefit payments:

The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)

During 2017	$313
During 2018	395
During 2019	319
During 2020	318
During 2021	436
During 2022 through 2026	2,744

$4,525

We have five additional plans which are no longer being provided to Associates: (1) a Supplemental Pension Plan with a corresponding liability of $0.8 million for December 31, 2016 and 2015; (2) an Early Retirement Window Plan with a corresponding liability of $0.2 million for December 31, 2016 and 2015; (3) a Director’s Plan with a corresponding asset of less than $0.1 million for December 31, 2016 and liability of less than $0.1 million for December 31, 2015; (4) a Supplemental Executive Retirement Plan with a corresponding liability of $1.8 million and $1.4 million for December 31, 2016 and December 31, 2015, respectively, and; (5) a Post-Retirement Medical Plan with a corresponding liability of $0.1 million for December 31, 2016 and 2015, respectively.

14. TAXES ON INCOME

The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Our income tax provision consists of the following:

Year Ended December 31,	2016	2015	2014
(Dollars in thousands)
Current income taxes:
Federal taxes	$23,857	$24,237	$21,252
State and local taxes	3,847	3,805	3,215
Deferred income taxes:
Federal taxes	5,135	2,283	(5,575)
State and local taxes	235	(52)	(89)

Total	$33,074	$30,273	$18,803

Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2016 and 2015:

(Dollars in thousands)	2016	2015
Deferred tax assets:
Unrealized losses on available-for-sale securities	$4,170	$57
Allowance for loan losses	13,913	12,981
Purchase accounting adjustments—loans	8,339	4,597
Reserves and other accruals	14,010	14,147
Deferred gains	1,109	888
Net operating losses	352	785
Tax credits	—	1,664
Derivatives	1,086	—
Reverse mortgages	2,262	3,290

Total deferred tax assets before valuation allowance	45,241	38,409

Less: valuation allowance	—	—

Total Deferred tax assets	$45,241	$38,409

Deferred tax liabilities:
Bad debt recapture	$(545)	$(954)
Accelerated depreciation	(1,049)	(1,806)
Other	(497)	(344)
Prepaid expenses	—	(371)
Deferred loan costs	(1,079)	(1,209)
Intangibles	(5,946)	(4,876)

Total deferred tax liabilities	(9,116)	(9,560)

Net deferred tax asset	$36,125	$28,849

Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. In 2016, such items consisted primarily of $4.2 million of unrealized losses on certain investments in debt and equity securities accounted for under ASC 320 along with $0.3 million of unrealized gains related to postretirement benefit obligations accounted for under ASC 715 and $1.1 million of unrealized losses on derivatives accounted for under ASC 815. In 2015, they consisted primarily of $0.1 million of unrealized losses on certain investments in debt and equity securities along with $0.2 million related to postretirement benefit obligations.

Based on our history of prior earnings and our expectations of the future, it is anticipated that operating income and the reversal pattern of our temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $36.1 million at December 31, 2016.

As a result of the acquisition of Penn Liberty on August 12, 2016, we recorded a net deferred tax asset (DTA) of $7.4 million. Penn Liberty did not have any federal or state net operating loss (NOL) carryovers, and had $0.1 million of alternative minimum tax credit carryovers that have now been fully utilized. We expect to utilize all tax attributes acquired from Penn Liberty.

As a result of the acquisition of Alliance in 2015, we recorded a DTA of $7.7 million. Included in this DTA are $1.1 million of federal NOL’s carryovers, $2.6 million of state NOL carryovers and $1.7 million of alternative minimum tax credit carryovers. Such federal NOL’s expire beginning in 2035 while the state NOLs expire in 2017. The tax credits have an indefinite life. Although there is a limitation on the amount of Alliance’s net operating loss deduction and tax credit utilization (and certain other deductions) that we can utilize each tax year, we have now fully utilized these tax attributes and, therefore, no valuation allowance has been recorded against the DTA. Retained earnings at December 31, 2015 include approximately $7.1 million, representing prior Alliance bad debt deductions, for which no deferred income taxes have been provided.

As a result of the acquisition of the First National Bank of Wyoming (FNBW) in 2014, we recorded a net DTA of $3.1 million. Included in this DTA are $1.9 million of NOL carryovers and $0.3 million of alternative minimum tax credit carryovers. Such NOLs expire beginning in 2034, while the tax credits have an indefinite life. Although there is a limitation on the amount of FNBW’s net operating loss deduction (and certain other deductions) that we can utilize each tax year, we have now fully utilized these tax attributes and, therefore, no valuation allowance has been recorded against the DTA.

A reconciliation showing the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:

Year Ended December 31,	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax, net of federal tax benefit	3.1	2.9	2.8
Nondeductible acquisition costs	0.2	0.7	0.2
Tax-exempt interest	(2.1)	(1.9)	(2.0)
Bank-owned life insurance income	(0.3)	(0.3)	(0.3)
Excess tax benefits from share-based compensation	(1.4)	—	—
Tax benefits from previously unconsolidated subsidiary (SASCO)	—	—	(9.4)
Federal tax credits, net of amortization	(0.5)	(0.5)	(0.5)
Other	—	0.2	0.1

Effective tax rate	34.0%	36.1%	25.9%

As a result of the early adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” we recorded $1.5 million of income tax benefits in 2016 related to excess tax benefits from stock compensation. Prior to 2016, such excess tax benefits were recorded directly in stockholders’ equity. This new accounting standard will result in volatility to future effective tax rates.

As a result of the consolidation for accounting purposes of the SASCO reverse mortgage securitization trust during 2013, a deferred tax asset of approximately $4.9 million was recorded. In addition we recorded a $1.8 million deferred tax liability associated with our investment in SASCO. However, because SASCO was not consolidated for income tax purposes, a full valuation allowance was also recorded on this DTA due to the uncertainty of its realization, as the realization was dependent on future taxable income. On January 27, 2014 the separate company SASCO tax structure was eliminated, which permits tax consolidation within the Bank’s tax return filings on a prospective basis. At this date, the uncertainty surrounding the realization of the DTA was eliminated. Accordingly, we removed the $4.9 million valuation allowance and eliminated the $1.8 million deferred tax liability, which resulted in an overall income tax benefit of $6.7 million in 2014. Finally, SASCO has $1.0 million of remaining Federal net operating losses that the Bank acquired upon SASCO’s liquidation. Such NOLs expire beginning in 2030 and, due to IRS limitations, $0.1 million are being utilized each year. Accordingly, we fully expect to utilize all of these NOLs. These are our only remaining NOLs. We have no state NOLs.

We account for income taxes in accordance with ASC 740, Income Taxes (formerly Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

We record interest and penalties on potential income tax deficiencies as income tax expense. Federal tax years 2013 through 2016 remain subject to examination as of December 31, 2016, while tax years 2013 through 2016 remain subject to examination by state taxing jurisdictions. No federal or state income tax return examinations are currently in process. We do not expect to record or realize any material unrecognized tax benefits during 2017.

ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. We recognize, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the financial statements. Assessment of uncertain tax positions under ASC 740 requires careful consideration of the technical merits of a position based on our analysis of tax regulations and interpretations. There are no longer any unrecognized tax benefits related to ASC 740 as of December 31, 2016 nor has there been any unrecognized tax benefit activity since December 31, 2012.

As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $1.6 million of such amortization has been reflected as income tax expense for the year ended December 31, 2016, compared to $1.9 million and $1.2 million for the years ended December 31, 2015 and December 31, 2014, respectively.

The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2016 were $1.5 million, $1.6 million and $0.4 million, respectively. The carrying value of the investment in affordable housing credits is $15.4 million at December 31, 2016, compared to $12.0 million at December 31, 2015.

15. STOCK-BASED COMPENSATION

Our Stock Incentive Plans provide for the granting of stock options, stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, and other awards that are payable in or valued by reference to our common shares. The number of shares reserved for issuance under our 2013 Incentive Plan (2013 Plan) is 2,096,535. At December 31, 2016, there were 639,410 shares available for future grants under the 2013 Plan. Generally, all awards become exercisable immediately in the event of a change in control, as defined within the Stock Incentive Plans.

Total stock-based compensation expense recognized was $3.0 million ($2.0 million after tax) for 2016, $3.2 million ($2.2 million after tax) for 2015, and $3.7 million ($2.6 million after tax) for 2014. Stock-based compensation expense related to awards granted to Associates is recorded in Salaries, benefits and other compensation; expense related to awards granted to directors is recorded in Other operating expense in our Consolidated Statements of Operations.

Stock Options

Stock options are granted with an exercise price not less than the fair market value of our common stock on the date of the grant. With the exception of certain Non-Plan Stock Options (as defined below), all stock options granted during 2016, 2015, and 2014 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire between five and seven years from the grant date. We issue new shares upon the exercise of options.

We determine the grant date fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are subjective. Beginning in 2016, the expected term was derived from historical exercise patterns and represents the amount of time that stock options granted are expected to be outstanding. Other significant assumptions to determine 2016, 2015, and 2014 grant date fair value included volatility measured using the fluctuation in month end closing stock prices over a period which corresponds with the average expected option life; a weighted-average risk-free rate of return (zero coupon treasury yield); and a dividend yield indicative of our current dividend rate. The assumptions for options issued during 2016, 2015, and 2014 are presented below:

	2016	2015	2014
Expected term (in years)	5.3	4.9	4.9
Volatility	29.6%	25.0%	29.0%
Weighted-average risk-free interest rate	1.25%	1.54%	0.97%
Dividend yield	0.80%	0.76%	0.67%

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

A summary of the status of our options (including Non-Plan Stock Options) as of December 31, 2016, and changes during the year, is presented below:

	2016
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value (In Thousands)
Stock Options:
Outstanding at beginning of year	1,647,878	$17.08	3.74	$25,175
Granted	155,978	22.40
Exercised	(250,939)	15.84
Forfeited	(4,937)	14.85
Outstanding at end of year	1,547,980	17.83	3.17	44,153
Nonvested at end of year	704,421	19.08	5.23	19,212
Exercisable at end of year	843,899	16.78	$2.90	24,950

The weighted-average fair value of options granted was $7.84 in 2016, $5.73 in 2015 and $5.78 in 2014. The aggregate intrinsic value of options exercised was $5.0 million in 2016, $3.0 million in 2015, and $2.4 million in 2014.

The following table provides information about our nonvested stock options outstanding at December 31, 2016:

	2016
	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Stock Options:
Nonvested at beginning of period	1,028,142	$17.58	$4.85
Granted	155,978	22.40	7.84
Vested	(477,675)	16.95	3.60
Forfeited	(2,024)	15.21	4.70

Nonvested at end of period	704,421	$19.08	$5.23

The total amount of unrecognized compensation cost related to nonvested stock options as of December 31, 2016 was $2.1 million. The weighted-average period over which the expense is expected to be recognized is 1.5 years. During 2016, we recognized $1.7 million of compensation expense related to these awards.

Restricted Stock and Restricted Stock Units

Restricted stock awards (RSAs) and restricted stock units (RSUs) are granted at no cost to the recipient and generally vest over a four year period. All outstanding awards granted to senior executives vest over no less than a four year period. The 2013 Plan allows for awards with vesting periods less than four years subject to Board approval. RSA recipients are entitled to voting rights and generally entitled to dividends on the common stock during the vesting period. The fair value of RSAs and RSUs is equal to the fair value of the Company’s common stock on the date of grant.

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

These RSAs are subject to vesting in whole or in part based on the role that Mr. Schoenhals plays in establishing new business over a two year period of time that achieves over a two year period a result of at least a 50% return on investment of the cost of the restricted stock. We recognized compensation expense of $0.1 million related to this award in 2016.

The Long-Term Performance-Based Restricted Stock Unit program (Long-Term Program) provided for awards up to an aggregate of 233,400 RSUs to participants, only after the achievement of targeted levels of return on assets (ROA) in any year through 2013. During 2013, the Company achieved the 1.00% ROA performance level. In accordance with the Long-Term Program, the Company issued 108,456 RSUs to the plan’s participants in 2014. The RSUs vest in 25% increments over four years and we recognize expense over the implicit service period associated with the performance condition. During 2016, we recognized $0.4 million of compensation expense related to this program.

The weighted-average fair value of RSUs and RSAs granted was $29.94 in 2016, $26.13 in 2015, and $23.72 in 2014. The total amount of compensation cost to be recognized relating to nonvested restricted stock, including performance awards, as of December 31, 2016, was $1.7 million. The weighted-average period over which the cost is expected to be recognized is 2.7 years. During 2016, we recognized $0.8 million of compensation cost related to these awards.

The following table summarizes the Company’s RSAs and RSUs, including performance awards, and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2015	171,834	$12.60
Granted	46,099	29.94
Vested	(80,443)	17.48
Forfeited	(1,898)	26.73

Balance at December 31, 2016	135,592	$25.33

The total fair value of RSUs and RSAs that vested was $1.4 million in 2016, $1.3 million in 2015, and $1.2 million in 2014.

16. COMMITMENTS AND CONTINGENCIES

Data Processing Operations

We have entered into contracts to manage our network operations, data processing and other related services. The projected amounts of future minimum payments contractually due are as follows:

(Dollars in thousands)
Year	Amount
2017	$4,687
2018	3,670
2019	3,553
2020	1,239
2021	—

The expenses for data processing and operations for the year ending December 31, 2016 were $6.3 million, compared to $5.9 million for the year ended December 31, 2015 and $6.1 million for the year ended December 31, 2014.

Legal Proceedings

In the ordinary course of business, we are subject to legal actions that involve claims for monetary relief. See Note 23, for additional information.

Financial Instruments With Off-Balance Sheet Risk

In the ordinary course of business, we are a party to financial instruments with off-balance sheet risk, in the normal course of business primarily to meet the financing needs of our customers. To varying degrees, these financial instruments involve elements of credit risk that are not recognized in the Consolidated Statements of Condition.

Exposure to loss for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. We generally require collateral to support such financial instruments in excess of the contractual amount of those instruments and use the same credit policies in making commitments as we do for on-balance sheet instruments.

The following represents a summary of off-balance sheet financial instruments at year-end:

	December 31,
(Dollars in thousands)	2016	2015
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$189,940	$149,119
Commercial mortgage loan commitments	25,821	22,393
Commercial loan commitments	610,838	506,615
Commercial owner-occupied commitments	55,205	40,052
Commercial standby letters of credit	71,612	49,832
Residential mortgage loan commitments	1,636	2,218
Consumer loan commitments	259,501	189,392

Total	$1,214,553	$959,621

At December 31, 2016, we had total commitments to extend credit of $1.21 billion. Commitments for consumer lines of credit were $259.5 million of which, $246.1 million were secured by real estate. Residential mortgage loan commitments generally have closing dates within a one-month period but can be extended to six months. Not reflected in the table above are commitments to sell residential mortgages of $67.8 million and $90.3 million at December 31, 2016 and 2015, respectively.

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

Indemnifications

Secondary Market Loan Sales. Given the current interest rate environment, coupled with our desire not to hold these assets in our portfolio, we generally sell newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis to GSEs such as FHLMC, FNMA, and the FHLB. Loans held for sale are reflected on our Consolidated Statements of Condition at their fair value with changes in the value reflected in our Consolidated Statements of Operations. Gains and losses are recognized at the time of sale. We periodically retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that we intend to sell in the secondary market are accounted for as derivatives under ASC Topic 815, Derivatives and Hedging (ASC:815).

We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or an agreement to repurchase the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no repurchases for the year ended December 31, 2016 and one repurchase totaling $0.4 million for the year ended December 31, 2015.

Swap Guarantees. We entered into agreements with three unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. Under the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives.

At December 31, 2016, there were 134 variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers. The initial notional aggregated amount was approximately $518.8 million, with maturities ranging from under one year to twenty years. The aggregate fair value of these swaps to the customers was a liability of $10.9 million as of December 31, 2016, of which 109 swaps, with a liability of $11.7 million, were in paying positions to a third party. We had no reserves for the swap guarantees as of December 31, 2016.

At December 31, 2015, there were 119 variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers. The initial notional aggregated amount was approximately $481.6 million, with maturities ranging from under one year to ten years. The aggregate fair value of these swaps to the customers was a liability of $18.1 million as of December 31, 2015, with all 119 swaps, in paying positions to a third party. We had no reserves for the swap guarantees as of December 31, 2015

17. FAIR VALUE DISCLOSURES

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

The following tables present financial instruments carried at fair value as of December 31, 2016 and December 31, 2015 by valuation hierarchy (as described above):

December 31, 2016 (Dollars in thousands) Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$261,215	$—	$261,215
FNMA MBS	—	405,764	—	405,764
FHLMC MBS	—	63,515	—	63,515
GNMA MBS	—	28,416	—	28,416
GSE	—	35,010	—	35,010
Other investments	623	—	—	623
Other assets	—	1,508	—	1,508

Total assets measured at fair value on a recurring basis	$623	$795,428	$—	$796,051

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,380	$—	$3,380

Assets measured at fair value on a nonrecurring basis:
Other real estate owned	$—	$—	$3,591	$3,591
Loans held for sale	—	54,782	—	54,782
Impaired loans	—	—	46,499	46,499

Total assets measured at fair value on a nonrecurring basis	$—	$54,782	$50,090	$104,872

December 31, 2015 (Dollars in thousands) Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$251,488	$—	$251,488
FNMA MBS	—	318,471	—	318,471
FHLMC MBS	—	99,442	—	99,442
GNMA MBS	—	20,714	—	20,714
GSE	—	30,914	—	30,914

Total assets measured at fair value on a recurring basis	$—	$721,029	$—	$721,029

Assets measured at fair value on a nonrecurring basis:
Other real estate owned	$—	$—	$5,080	$5,080
Loans held for sale	—	41,807	—	41,807
Impaired loans	—	—	35,086	35,086

Total assets measured at fair value on a nonrecurring basis	$—	$41,807	$40,166	$81,973

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during 2016 and 2015.

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

Available-for-sale securities

As of December 31, 2016 securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are approximately $35.0 million in U.S. Treasury Notes and Federal Agency debentures, and $758.9 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Other Assets

Other assets include the fair value of derivatives on the residential mortgage HFS loan pipeline. The derivatives represent the amounts that would be required to settle our derivative financial instruments at the balance sheet date.

Other Liabilities

Other liabilities include the fair value of interest rate swaps and derivatives on the residential mortgage HFS loan pipeline. The fair value of our derivatives represents the amounts that would be required to settle our derivative financial instruments at the balance sheet date.

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

Impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans has a gross amount of $51.6 million and $37.7 million at December 31, 2016 and December 31, 2015, respectively. The valuation allowance on impaired loans was $3.4 million as of December 31, 2016 and $2.6 million as of December 31, 2015.

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

Loans held for sale

Loans held for sale are carried at their fair value (see discussion earlier in this note).

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

Reverse mortgage loans

The fair value of our investment in reverse mortgages is based on the net present value of estimated cash flows, which have been updated to reflect recent external appraisals of the underlying collateral. For additional information on reverse mortgage loans, see Note 7.

Stock in the Federal Home Loan Bank (FHLB) of Pittsburgh

The fair value of FHLB stock is assumed to be equal to its cost basis, since the stock is non-marketable but redeemable at its par value.

Other assets

Other assets include other real estate owned (see discussion earlier in this note) and our investment in Visa Class B stock. Our ownership includes shares acquired at no cost from our prior participation in Visa’s network, while Visa operated as a cooperative. During 2015 we purchased additional shares which are accounted for as non-marketable equity securities and carried at cost. We evaluated the shares carried at cost for OTTI as of December 31, 2016, and the evaluation showed no OTTI as of December 31, 2016. Following resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares

While only current owners of Class B shares are allowed to purchase other Class B shares, there have been several transactions between Class B shareholders. Based on these transactions we estimate the value of our Class B shares to be $12.1 million as of December 31, 2016.

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

Other Liabilities

Other liabilities include interest rate swaps and derivatives on the residential mortgage HFS loan pipeline (See discussion earlier in this note).

Off-balance sheet instruments

The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, approximates the recorded net deferred fee amounts, which are not significant. Because commitments to extend credit and letters of credit are generally not assignable by either us or the borrower, they only have value to us and the borrower.

The book value and estimated fair value of our financial instruments are as follows:

(Dollars in thousands)	Fair Value Measurement	2016		2015
At December 31,		Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$821,923	$821,923	$561,179	$561,179
Investment securities available for sale	See previous table	794,543	794,543	721,029	721,029
Investment securities held to maturity	Level 2	164,346	163,232	165,862	167,743
Loans, held for sale	See previous table	54,782	54,782	41,807	41,807
Loans, net (1)	Level 2	4,375,293	4,278,380	3,693,964	3,637,714
Impaired loans, net	See previous table	46,499	46,499	35,086	35,086
Reverse mortgages	Level 3	22,583	22,583	24,284	24,284
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	38,248	38,248	30,519	30,519
Accrued interest receivable	Level 2	17,027	17,027	14,040	14,040
Other assets	Level 3	9,189	15,787	8,669	18,416

Financial liabilities:
Deposits	Level 2	$4,738,438	$4,423,921	$4,016,566	$3,791,606
Borrowed funds	Level 2	1,267,447	1,264,170	934,211	935,230
Standby letters of credit	Level 3	468	468	195	195
Accrued interest payable	Level 2	1,151	1,151	801	801
(1) Excludes impaired loans, net.

At December 31, 2016 and December 31, 2015 we had no commitments to extend credit measured at fair value.

18. DERIVATIVE FINANCIAL INSTRUMENTS

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of December 31, 2016.

	Fair Values of Derivative Instruments
				Liability Derivatives
				As of December 31, 2016
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	3	$75,000	Other Liabilities	$2,858

Total derivatives designated as hedging instruments				$2,858

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2016, such derivatives were used to hedge the variable cash flows associated with a forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2016, the Company’s did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that less than $0.1 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 3 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

As of December 31, 2016, the Company had three outstanding interest rate derivatives with a notional of $75 million that was designated as a cash flow hedge of interest rate risk.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the twelve months ended December 31, 2016.

	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) or Gain Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Twelve Months Ended December 31,
(Dollars in thousands)	2016	2015
Interest Rate Products	$(2,890)	$—	Interest expense

Total	$(2,890)	$—

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequate capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of December 31, 2016 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.9 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $3.4 million against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

19. RELATED PARTY TRANSACTIONS

In the ordinary course of business, from time to time we enter into transactions with related parties, including, but not limited to, our officers and directors. These transactions are made on substantially the same terms and conditions, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve greater than normal credit risk or include other unfavorable features.

The outstanding balances of loans to related parties at December 31, 2016 and 2015 were $1.3 million and $1.9 million, respectively. Total deposits from related parties at December 31, 2016 and 2015 were $3.6 million and $2.0 million, respectively. During 2016, new loans and credit line advances to related parties totaled $1.5 million and repayments were $1.7 million.

20. SEGMENT INFORMATION

As defined in FASB ASC 280, Segment Reporting (ASC 280), an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. Based on these criteria, we have identified three segments: WSFS Bank, Cash Connect, and Wealth Management. We evaluate segment performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying unaudited Consolidated Financial Statements

The WSFS Bank segment provides financial products to commercial and retail customers. Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Because of the following and other reasons, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment in accordance with ASC 280.

The Cash Connect segment provides ATM vault cash and cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect.

The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through six business lines. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor. Cypress’ primary market segment is high net worth individuals, offering a “balanced” investment style focused on preservation of capital and current income. West Capital, a registered investment advisor, is a fee-only wealth management firm which operates under a multi-family office philosophy and provides fully-customized solutions tailored to the unique needs of institutions and high net worth individuals. Christiana Trust provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy, administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office that specializes in providing unique, independent solutions to high net worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

Segment information for the years ended December 31, 2016, 2015, and 2014 follows:

For the Year Ended December 31, 2016:	WSFS Bank	Cash Connect	Wealth Management	Total
(Dollars in thousands)
External customer revenues:
Interest income	$208,525	$—	$8,053	$216,578
Noninterest income	42,565	33,070	26,720	102,355

Total external customer revenues	251,090	33,070	34,773	318,933

Inter-segment revenues:
Interest income	4,963	—	7,150	12,113
Noninterest income	8,145	835	118	9,098

Total inter-segment revenues	13,108	835	7,268	21,211

Total revenue	264,198	33,905	42,041	340,144

External customer expenses:
Interest expense	22,028	—	805	22,833
Noninterest expenses	146,526	19,736	19,698	185,960
Provision for loan losses	9,370	—	3,616	12,986

Total external customer expenses	177,924	19,736	24,119	221,779

Inter-segment expenses
Interest expense	7,150	2,915	2,048	12,113
Noninterest expenses	953	2,799	5,346	9,098

Total inter-segment expenses	8,103	5,714	7,394	21,211

Total expenses	186,027	25,450	31,513	242,990

Income before taxes	$78,171	$8,455	$10,528	$97,154
Provision for income taxes				33,074

Consolidated net income				$64,080

Cash and cash equivalents	$100,893	$717,643	$3,387	$821,923
Goodwill	147,396	—	20,143	167,539
Other segment assets	5,545,611	3,533	226,664	5,775,808

Total segment assets at December 31, 2016	$5,793,900	$721,176	$250,194	$6,765,270

Capital expenditures	$18,625	$769	$26	$19,420

For the Year Ended December 31, 2015:	WSFS Bank	Cash Connect	Wealth Management	Total
(Dollars in thousands)
External customer revenues:
Interest income	$174,636	$—	$7,940	$182,576
Noninterest income	37,042	28,420	22,793	88,255

Total external customer revenues	211,678	28,420	30,733	270,831

Inter-segment revenues:
Interest income	3,507	—	6,678	10,185
Noninterest income	7,988	873	96	8,957

Total inter-segment revenues	11,495	873	6,774	19,142

Total revenue	223,173	29,293	37,507	289,973

External customer expenses:
Interest expense	15,155	—	621	15,776
Noninterest expenses	129,138	17,270	17,051	163,459
Provision for loan losses	7,476	—	314	7,790

Total external customer expenses	151,769	17,270	17,986	187,025

Inter-segment expenses
Interest expense	6,678	1,547	1,960	10,185
Noninterest expenses	969	2,612	5,376	8,957

Total inter-segment expenses	7,647	4,159	7,336	19,142

Total expenses	159,416	21,429	25,322	206,167

Income before taxes	$63,757	$7,864	$12,185	$83,806
Provision for income taxes				30,273

Consolidated net income				$53,533

Cash and cash equivalents	$65,663	$493,165	$2,351	$561,179
Goodwill	80,078	—	5,134	85,212
Other segment assets	4,745,752	—	192,576	4,938,328

Total segment assets at December 31, 2015	$4,891,493	$493,165	$200,061	$5,584,719

Capital expenditures	$8,017	$1,729	$22	$9,768

For the Year Ended December 31, 2014:	WSFS Bank	Cash Connect	Wealth Management	Total
(Dollars in thousands)
External customer revenues:
Interest income	$152,545	$—	$7,792	$160,337
Noninterest income	34,461	25,698	18,119	78,278

Total external customer revenues	187,006	25,698	25,911	238,615

Inter-segment revenues:
Interest income	3,405	—	5,558	8,963
Noninterest income	6,814	804	114	7,732

Total inter-segment revenues	10,219	804	5,672	16,695

Total revenue	197,225	26,502	31,583	255,310

External customer expenses:
Interest expense	15,409	—	421	15,830
Noninterest expenses	118,853	15,449	12,343	146,645
Provision for loan losses	2,938	—	642	3,580

Total external customer expenses	137,200	15,449	13,406	166,055

Inter-segment expenses
Interest expense	5,558	1,384	2,021	8,963
Noninterest expenses	918	2,291	4,523	7,732

Total inter-segment expenses	6,476	3,675	6,544	16,695

Total expenses	143,676	19,124	19,950	182,750

Income before taxes	$53,549	$7,378	$11,633	$72,560
Provision for income taxes				18,803

Consolidated net income				$53,757

Cash and cash equivalents	$73,395	$431,527	$3,117	$508,039
Goodwill	43,517	—	5,134	48,651
Other segment assets	4,107,212	2,006	187,412	4,296,630

Total segment assets at December 31, 2014	$4,224,124	$433,533	$195,663	$4,853,320

Capital expenditures	$3,192	$1,531	$9	$4,732

21. PARENT COMPANY FINANCIAL INFORMATION

Condensed Statements of Financial Condition

December 31,	2016	2015
(Dollars in thousands)
Assets:
Cash	$103,018	$26,456
Investment in subsidiaries	795,676	667,587
Investment in Capital Trust III	2,011	2,011
Other assets	6,480	7,197

Total assets	$907,185	$703,251

Liabilities:
Trust preferred	$67,011	$67,011
Senior debt	152,050	55,000
Interest payable	642	413
Other liabilities	146	356

Total liabilities	219,849	122,780

Stockholders’ equity:
Common stock	580	560
Capital in excess of par value	329,457	256,435
Accumulated other comprehensive (loss)/income	(7,617)	696
Retained earnings	627,078	570,630
Treasury stock	(262,162)	(247,850)

Total stockholders’ equity	687,336	580,471

Total liabilities and stockholders’ equity	$907,185	$703,251

Condensed Statements of Operations

Year Ended December 31,	2016	2015	2014
(Dollars in thousands)
Income:
Interest income	$3,402	$1,780	$785
Noninterest income	68,498	30,180	74,125

	71,900	31,960	74,910

Expenses:
Interest expense	7,979	5,124	5,087
Other operating expenses	747	233	140

	8,726	5,357	5,227

Income before equity in undistributed income of subsidiaries	63,174	26,603	69,683
Equity in undistributed (loss)/income of subsidiaries	(779)	25,765	(17,437)

Income before taxes	62,395	52,368	52,246
Income tax benefit	1,685	1,165	1,511

Net income allocable to common stockholders	$64,080	$53,533	$53,757

Condensed Statements of Cash Flows

Year Ended December 31,	2016	2015	2014
(Dollars in thousands)
Operating activities:
Net income	$64,080	$53,533	$53,757
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss/(income) of subsidiaries	779	(25,765)	17,437
Decrease in other assets	133	3,925	4,217
Increase in other liabilities	655	405	203

Net cash provided by operating activities	65,647	32,098	75,614

Investing activities:
Payments for investment in and advances to subsidiaries	(119)	—	(2,225)
Sale or repayment of investments in and advances to subsidiaries	1,220	1,213	3,676
Net cash from business combinations	(57,604)	(23,096)	(32,028)
Investment in non-marketable securities	(387)	(3,589)	—

Net cash used for investing activities	(56,890)	(25,472)	(30,577)

Financing activities:
Repayment of long-term debt	(10,000)	—	—
Issuance of common stock	1,900	3,160	3,613
Issuance of senior debt	97,849	—	—
Repurchase of common stock warrants	—	—	(6,300)
Payments to repurchase common stock	(14,312)	(31,659)	(2,686)
Cash dividends paid	(7,632)	(6,002)	(4,644)

Net cash provided by (used for) financing activities	67,805	(34,501)	(10,017)

Increase/(decrease) in cash	76,562	(27,875)	35,020
Cash at beginning of period	26,456	54,331	19,311

Cash at end of period	$103,018	$26,456	$54,331

22. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments, unrealized gains and losses on cash flow hedge, as well as unrecognized prior service costs, transition costs and actuarial gains and losses on defined benefit pension plans which reflects changes made to the post retirement benefit obligation for retiree health and life insurance. These changes were effective March 31, 2014 see Note 13 for further information. Changes to other accumulated other comprehensive (loss) income are presented net of tax effect as a component of equity. Reclassification out of accumulated other comprehensive (loss) income is recorded on the Statements of Operations either as a gain or loss.

Changes to accumulated other comprehensive income (loss) by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivative used for cash flow hedge	Total
Balance, December 31, 2013	$(20,822)	$—	$(472)	$—	$(21,294)

Other comprehensive income before reclassifications	21,911	2,207	—	—	24,118
Less: Amounts reclassified from accumulated other comprehensive loss	(643)	—	1,319	—	676

Net current-period other comprehensive loss	21,268	2,207	1,319	—	24,794

Balance, December 31, 2014	$446	$2,207	$847	$—	$3,500

Other comprehensive loss before reclassifications	(1,417)	—			(1,417)
Less: Amounts reclassified from accumulated other comprehensive loss	(916)	(412)	(59)	—	(1,387)

Net current-period other comprehensive income	(2,333)	(412)	(59)	—	(2,804)

Balance, December 31, 2015	$(1,887)	$1,795	$788	$—	$696

Other comprehensive loss before reclassifications	(4,838)	—		(1,772)	(6,610)
Less: Amounts reclassified from accumulated other comprehensive income	(1,469)	(403)	169	—	(1,703)

Net current-period other comprehensive loss	(6,307)	(403)	169	(1,772)	(8,313)

Balance, December 31, 2016	$(8,194)	$1,392	$957	$(1,772)	$(7,617)

Components of other comprehensive income that impact the statement of operations are presented in the table below.

	Twelve Months Ended December 31,			Affected line item in Statements of Operations
(Dollars in thousands)	2016	2015	2014
Securities available for sale:
Realized gains on securities transactions	$(2,369)	$(1,478)	$(1,036)	Securities gains, net
Income taxes	900	562	393	Income tax provision

Net of tax	$(1,469)	$(916)	$(643)

Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(651)	$(646)	$—	Interest income on investment securities
Income taxes	248	234	—	Income tax provision

Net of tax	$(403)	$(412)	$—

Amortization of Defined Benefit Pension Items:
Prior service costs	$(76)	$(76)	$891
Transition obligation	—	—	246
Actuarial losses	348	(20)	991

Total before tax	$272	$(96)	$2,128	Salaries, benefits and other compensation
Income taxes	(103)	37	(809)	Income tax provision

Net of tax	$169	$(59)	$1,319

Total reclassifications	$(1,703)	$(1,387)	$676

23. LEGAL AND OTHER PROCEEDINGS

In accordance with the current accounting standards for loss contingencies, we establish reserves for litigation-related matters that arise from the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance.

From time to time we are brought into certain legal matters and/or disputes through our Wealth Management segment, as a result of sometimes highly complex documents and servicing requirements that are part of this business. Our Commercial loan portfolio continues to grow, both organically and due to our acquisitions of other financial institutions. Accordingly, the inherent litigation risks associated with this portfolio have continued to expand, due to the increased number of loans and complexity in the Commercial lending market. While the outcomes carry some degree of uncertainty, management does not currently anticipate that the ultimate liability, if any, arising out of such other proceedings that we are aware of, will have a material effect on the Consolidated Financial Statements.

There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations.

24. SUBSEQUENT EVENTS

We reviewed subsequent events and determined that no further disclosures or measurements were required.

QUARTERLY FINANCIAL SUMMARY (Unaudited)

Three months ended	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
(Dollars in thousands, Except Per Share Data)
Interest income	$59,692	$55,337	$51,503	$50,046	$51,813	$44,857	$43,055	$42,851
Interest expense	6,738	6,316	5,089	4,690	3,917	3,860	3,965	4,034

Net interest income	52,954	49,021	46,414	45,356	47,896	40,997	39,090	38,817
Provision for loan losses	5,124	5,828	1,254	780	1,778	1,453	3,773	786

Net interest income after provision for loan losses	47,830	43,193	45,160	44,576	46,118	39,544	35,317	38,031
Noninterest income	27,587	26,849	24,849	23,070	23,037	21,665	22,458	21,095
Noninterest expenses	48,237	50,497	44,027	43,199	47,187	38,705	38,654	38,913

Income before taxes	27,180	19,545	25,982	24,447	21,968	22,504	19,121	20,213
Income tax provision	9,070	6,823	8,504	8,677	7,984	8,078	6,887	7,324

Net Income	$18,110	$12,722	$17,478	$15,770	$13,984	$14,426	$12,234	$12,889

Earnings per share:
Basic	$0.58	$0.42	$0.59	$0.53	$0.47	$0.52	$0.43	$0.46
Diluted	0.56	0.41	0.58	0.52	0.46	0.51	0.43	0.45

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters required to be disclosed under this item.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992, the framework provides principles-based guidance for designing and implementing effective internal controls. The Company transitioned to the 2013 Framework in 2015.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2016, the Corporation’s internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s Consolidated Financial Statements as of and for the year ended December 31, 2016 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016, as stated in their reports, which are included herein.

/s/ Mark A. Turner	/s/ Dominic C. Canuso
Mark A. Turner	Dominic C. Canuso
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WSFS Financial Corporation:

We have audited WSFS Financial Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). WSFS Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WSFS Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of WSFS Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 1, 2017

ITEM 9B. OTHER INFORMATION

There are no matters required to be disclosed under this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information under “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB” and “Corporate Governance - Committees of the Board of Directors” in the Registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on April 27, 2017 (the Proxy Statement) is incorporated into this item by reference.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, Controller or persons performing similar functions. A copy of the Code of Ethics is posted on our website at www.wsfsbank.com.

ITEM 11. EXECUTIVE COMPENSATION

The information under the headings “Executive Compensation” and “Compensation of the Board of Directors” in the Proxy Statement is incorporated into this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Other Information - Large Stockholders” of the Proxy Statement

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB - Ownership of WSFS Financial Corporation Common Stock” of the Proxy Statement

(c)	We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the registrant

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Shown below is information as of December 31, 2016 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
Equity compensation plans approved by stockholders (1)	1,547,980	$17.83	639,410
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

TOTAL	1,547,980	$17.83	639,410

(1)	Plans approved by stockholders include the 2005 Incentive Plan, as amended, and the 2013 Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB - Transactions with our Insiders” in the Proxy Statement is incorporated into this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under “Committees of the Board of Directors - Audit Committee” in the Proxy Statement is incorporated into this item by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Listed below are all financial statements and exhibits filed as part of this report, and which are herein incorporated by reference.

1.	The Consolidated Statements of Condition of WSFS Financial Corporation and subsidiary as of December 31, 2016 and 2015, and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2016, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2011.

3.2	Certificate of Amendment, dated May 1, 2015, to the Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 5, 2015.

3.3	Amended and Restated Bylaws of WSFS Financial Corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on November 21, 2014.

10.1	WSFS Financial Corporation, 1994 Short Term Management Incentive Plan Summary Plan Description is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.2	Amended and Restated Wilmington Savings Fund Society, Federal Savings Bank 1997 Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-26099) filed with the Commission on April 29, 1997.

10.3	2000 Stock Option and Temporary Severance Agreement among Wilmington Savings Fund Society, Federal Savings Bank, WSFS Financial Corporation and Marvin N. Schoenhals on February 24, 2000 is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.4	WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated February 28, 2008, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.5	WSFS Financial Corporation’s 2005 Incentive Plan is incorporated herein by reference to appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2005 Annual Meeting of Stockholders.

10.6	Amendment to WSFS Financial Corporation 2005 Incentive Plan for IRC 409A and FAS 123R dated December 31, 2008, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.7	Amendment to the WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated December 31, 2008, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.8	WSFS Financial Corporation’s 2013 Incentive Plan is incorporated herein by reference to appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2013 Annual Meeting of Stockholders.

Exhibit Number	Description of Document

10.9	Agreement and Plan of Reorganization, dated as of March 2, 2015, by and between WSFS Financial Corporation and Alliance Bancorp, Inc. of Pennsylvania, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on March 6, 2015.

10.10	Agreement and Plan of Reorganization, dated as of November 23, 2015, by and between WSFS Financial Corporation and Penn Liberty Financial Corp, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on November 23, 2015.

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP

24	Power of Attorney (included on signature page to this report)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.LAB	XBRL Labels Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

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

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	March 1, 2017	BY:	/s/ Mark A. Turner

Mark A. Turner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 1, 2017	BY:	/s/ Marvin N. Schoenhals
Marvin N. Schoenhals
Chairman

Date:	March 1, 2017	BY:	/s/ Mark A. Turner
Mark A. Turner
President, Chief Executive Officer and
Director

Date:	March 1, 2017	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	March 1, 2017	BY:	/s/ Francis B. Brake
Francis B. Brake
Director

Date:	March 1, 2017	BY:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont
Director

Date:	March 1, 2017	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	March 1, 2017	BY:	/s/ Donald W. Delson
Donald W. Delson
Director

Date:	March 1, 2017	BY:	/s/ Calvert A. Morgan, Jr.
Calvert A. Morgan, Jr.
Director

Date:	March 1, 2017	BY:	/s/ David G. Turner
David G. Turner
Director

Date:	March 1, 2017	BY:	/s/ Patrick J. Ward
Patrick J. Ward
Executive Vice President, Pennsylvania
Market President and Director

Date:	March 1, 2017	BY:	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer

Date:	March 1, 2017	BY:	/s/ Charles K. Mosher
Charles K. Mosher
Senior Vice President and Controller