Form 10-Q
period 2017-03-31
WSFS FINANCIAL CORP
filed 2017-05-09
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35638
___________________________________________________________________________________
WSFS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________________________________________________________

Delaware	22-2866913
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

WSFS Bank Center, 500 Delaware Avenue, Wilmington, Delaware 19801
(Address of principal executive offices)

(302) 792-6000
Registrant’s telephone number, including area code:
___________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files),    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 31,452,055 shares of common stock, par value $0.01 per share, outstanding at May 5, 2017.

WSFS FINANCIAL CORPORATION
FORM 10-Q

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

•	the Company’s level of nonperforming assets and the costs associated with resolving problem loans including litigation and other costs;

•	possible additional loan losses and impairment in the collectability of loans;

•	changes in market interest rates, which may increase funding costs and reduce earning asset yields and thus reduce margin;

•
the impact of changes in interest rates and the credit quality and strength of underlying collateral and the effect of such changes on the market value of the Company’s investment securities portfolio;

•	the credit risk associated with the substantial amount of commercial real estate, construction and land development and commercial and industrial loans in our loan portfolio;

•
the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued in accordance with this statute and potential expenses associated with complying with such regulations;

•
the Company’s ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate liquidity internally or raise capital on favorable terms;

•	possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations;

•	conditions in the financial markets that may limit the Company’s access to additional funding to meet its liquidity needs;

•	any impairment of the Company’s goodwill or other intangible assets;

•	failure of the financial and operational controls of the Company’s Cash Connect® division;

•	the success of the Company’s growth plans, including the successful integration of past and future acquisitions;

•
the Company’s ability to fully realize the cost savings and other benefits of its acquisitions, business disruption following those acquisitions, and post-acquisition customer acceptance of the Company’s products and services and related customer disintermediation;

•	negative perceptions or publicity with respect to the Company’s trust and wealth management business;

•	system failure or cybersecurity breaches of the Company’s network;

•	the Company’s ability to recruit and retain key employees;

•	the effects of problems encountered by other financial institutions that adversely affect the Company or the banking industry generally;

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

•
the effects of any reputational, credit, interest rate, market, operational, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above; and

•
the effects of other risks and uncertainties, discussed in the Company’s Form 10-K for the year ended December 31, 2016 and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Forward-looking statements speak only as of the date they are made, and the Company assumes no obligation to revise or update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company for any reason, except as required by law.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2017	2016
(Dollars in thousands, except per share data)	(Unaudited)
Interest income:
Interest and fees on loans	$54,681	$44,562
Interest on mortgage-backed securities	4,395	3,894
Interest and dividends on investment securities:
Taxable	117	77
Tax-exempt	1,132	1,143
Other interest income	501	370
	60,826	50,046
Interest expense:
Interest on deposits	3,075	2,118
Interest on senior debt	2,121	942
Interest on Federal Home Loan Bank advances	1,858	1,048
Interest on federal funds purchased and securities sold under agreements to repurchase	201	182
Interest on trust preferred borrowings	446	371
Interest on other borrowings	22	29
	7,723	4,690
Net interest income	53,103	45,356
Provision for loan losses	2,162	780
Net interest income after provision for loan losses	50,941	44,576
Noninterest income:
Credit/debit card and ATM income	8,131	6,901
Investment management and fiduciary income	8,039	5,254
Deposit service charges	4,397	4,276
Mortgage banking activities, net	1,185	1,654
Securities gains, net	320	305
Loan fee income	549	477
Bank owned life insurance income	275	231
Other income	5,196	4,570
	28,092	23,668
Noninterest expense:
Salaries, benefits and other compensation	28,836	22,876
Occupancy expense	5,162	4,270
Equipment expense	3,124	2,473
Professional fees	1,635	2,403
Data processing and operations expenses	1,618	1,542
Marketing expense	624	664
Loan workout and OREO expenses	521	503
FDIC expenses	529	838
Corporate development expense	338	569
Other operating expense	9,119	7,659
	51,506	43,797
Income before taxes	27,527	24,447
Income tax provision	8,590	8,677
Net income	$18,937	$15,770
Earnings per share:
Basic	$0.60	$0.53
Diluted	$0.59	$0.52
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
(Dollars in thousands)	(Unaudited)
Net Income	$18,937	$15,770
Other comprehensive income:
Net change in unrealized gains on investment securities available for sale
Net unrealized gains arising during the period, net of tax expense of $779 and $6,479, respectively	1,272	10,572
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $114 and $116, respectively	(206)	(189)
	1,066	10,383
Net change in securities held to maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $59 and $65, respectively	(101)	(103)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of ($12) and $306, respectively	(23)	478
Net change in cash flow hedge
Net unrealized loss arising during the period, net of tax benefit of ($69) and $0, respectively	(112)	—
Total other comprehensive income	830	10,758
Total comprehensive income	$19,767	$26,528
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017	December 31, 2016
(Dollars in thousands, except per share and share data)	(Unaudited)
Assets:
Cash and due from banks	$120,913	$119,929
Cash in non-owned ATMs	730,747	698,454
Interest-bearing deposits in other banks including collateral of $3,380 at March 31, 2017 and December 31, 2016	3,603	3,540
Total cash and cash equivalents	855,263	821,923
Investment securities, available for sale (amortized cost of $800,612 at March 31, 2017 and $807,761 at December 31, 2016)	789,125	794,543
Investment securities, held to maturity-at cost (fair value of $163,241 at March 31, 2017 and $163,232 at December 31, 2016)	163,611	164,346
Loans, held for sale at fair value	29,394	54,782
Loans, net of allowance for loan losses of $39,826 at March 31, 2017 and $39,751 at December 31, 2016	4,552,151	4,444,375
Bank owned life insurance	101,700	101,425
Stock in Federal Home Loan Bank of Pittsburgh-at cost	20,002	38,248
Other real estate owned	3,582	3,591
Accrued interest receivable	16,712	17,027
Premises and equipment	49,194	48,871
Goodwill	165,960	167,539
Intangible assets	24,412	23,708
Other assets	81,793	84,892
Total assets	$6,852,899	$6,765,270
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$1,658,111	$1,266,306
Interest-bearing demand	932,284	935,333
Money market	1,342,464	1,257,520
Savings	597,186	547,293
Time	321,325	332,624
Jumbo certificates of deposit – customer	248,861	260,560
Total customer deposits	5,100,231	4,599,636
Brokered deposits	276,599	138,802
Total deposits	5,376,830	4,738,438
Federal funds purchased and securities sold under agreements to repurchase	135,000	130,000
Federal Home Loan Bank advances	298,095	854,236
Trust preferred borrowings	67,011	67,011
Senior debt	152,177	152,050
Other borrowed funds	48,566	64,150
Accrued interest payable	2,931	1,151
Other liabilities	68,288	70,898
Total liabilities	6,148,898	6,077,934
Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 56,125,000 at March 31, 2017 and 55,995,219 at December 31, 2016	581	580
Capital in excess of par value	331,371	329,457
Accumulated other comprehensive loss	(6,787)	(7,617)
Retained earnings	643,816	627,078
Treasury stock at cost, 24,667,145 shares at March 31, 2017 and 24,605,145 shares at December 31, 2016	(264,980)	(262,162)
Total stockholders’ equity	704,001	687,336
Total liabilities and stockholders’ equity	$6,852,899	$6,765,270
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(Dollars and share data in thousands)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2015	55,945,245	$560	$256,435	$696	$570,630	$(247,850)	$580,471
Net Income	—	—	—	—	15,770	—	15,770
Other comprehensive income	—	—	—	10,758	—	—	10,758
Cash dividend, $0.06 per share	—	—	—	—	(1,783)	—	(1,783)
Issuance of common stock including proceeds from exercise of common stock options	61,498	1	659	—	—	—	660
Stock-based compensation expense	—	—	699	—	—	—	699
Repurchase of common stock, 301,871 shares	—	—	—	—	—	(8,995)	(8,995)
Balance, March 31, 2016	56,006,743	$561	$257,793	$11,454	$584,617	$(256,845)	$597,580

Balance, December 31, 2016	55,995,219	$580	$329,457	$(7,617)	$627,078	$(262,162)	$687,336
Net Income	—	—	—	—	18,937	—	18,937
Other comprehensive income	—	—	—	830	—	—	830
Cash dividend, $0.07 per share	—	—	—	—	(2,199)	—	(2,199)
Issuance of common stock including proceeds from exercise of common stock options	129,781	1	1,093	—	—	—	1,094
Stock-based compensation expense	—	—	821	—	—	—	821
Repurchase of common stock, 62,000 shares	—	—	—	—	—	(2,818)	(2,818)
Balance, March 31, 2017	56,125,000	$581	$331,371	$(6,787)	$643,816	$(264,980)	$704,001

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2017	2016
(Dollars in thousands)	(Unaudited)
Operating activities:
Net Income	$18,937	$15,770
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,162	780
Depreciation of premises and equipment, net	2,190	1,903
Amortization of fees and discounts, net	4,742	3,895
Amortization of intangible assets	857	549
Decrease in accrued interest receivable	315	48
Increase in other assets	(1,838)	(3,534)
Origination of loans held for sale	(85,833)	(72,474)
Proceeds from sales of loans held for sale	105,436	77,834
Gain on mortgage banking activities, net	(1,185)	(1,654)
Gain on sale of securities, net	(320)	(305)
Stock-based compensation expense	821	758
Increase in accrued interest payable	1,780	539
Decrease in other liabilities	(1,537)	(7,930)
Loss on sale of other real estate owned and valuation adjustments, net	39	76
Deferred income tax expense	3,190	3,293
Increase in value of bank owned life insurance	(275)	(231)
Increase in capitalized interest, net	(1,316)	(1,193)
Net cash provided by operating activities	$48,165	$18,124
Investing activities:
Purchases of investment securities held to maturity	—	(3,329)
Repayments of investment securities held to maturity	250	1,335
Maturities and calls of investment securities held to maturity	—	400
Sale of investment securities available for sale	263,015	38,932
Purchases of investment securities available for sale	(375,687)	(91,963)
Repayments of investment securities available for sale	119,313	15,463
Net increase in loans	(106,933)	(30,010)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(54,990)	(20,037)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	73,236	19,845
Sales of other real estate owned	1,707	1,442
Investment in premises and equipment	(2,480)	(1,234)
Net cash used for investing activities	$(82,569)	$(69,156)

	Three months ended March 31,
	2017	2016
(Dollars in thousands)	(Unaudited)
Financing activities:
Net increase in demand and saving deposits	508,429	35,907
Decrease in time deposits	(22,998)	(26,072)
Increase in brokered deposits	137,797	43,353
Decrease in loan payable	(420)	(407)
Receipts from FHLB advances	42,415,835	28,349,212
Repayments of FHLB advances	(42,971,976)	(28,310,900)
Receipts from federal funds purchased and securities sold under agreement to repurchase	6,688,000	8,710,770
Repayments of federal funds purchased and securities sold under agreement to repurchase	(6,683,000)	(8,711,445)
Dividends paid	(2,199)	(1,783)
Issuance of common stock and exercise of common stock options	1,094	241
Purchase of treasury stock	(2,818)	(8,995)
Net cash provided by financing activities	$67,744	$79,881
Increase in cash and cash equivalents	33,340	28,849
Cash and cash equivalents at beginning of period	821,923	561,179
Cash and cash equivalents at end of period	$855,263	$590,028
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$5,943	$4,151
Cash (received) paid for income taxes, net	(1,199)	9,554
Loans transferred to other real estate owned	1,737	417
Loans transferred to portfolio from held-for-sale at fair value	6,470	1,510
Net change in accumulated other comprehensive income	830	10,758
Non-cash goodwill adjustments, net	(1,579)	(358)
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(UNAUDITED)
1. BASIS OF PRESENTATION
General
Our unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (the Company, our Company, we, our or us), Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital) and Cypress Capital Management, LLC (Cypress). We also have one unconsolidated subsidiary, WSFS Capital Trust III (the Capital Trust). WSFS Bank has three wholly-owned subsidiaries: WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services LLC (Monarch).
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with customer deposits and borrowings. In addition, we offer a variety of wealth management and trust services to personal and corporate customers. The Federal Deposit Insurance Corporation (FDIC) insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 77 offices located in Delaware (46), Pennsylvania (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this quarterly report.
In preparing the unaudited Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Amounts subject to significant estimates include the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, other-than-temporary impairment (OTTI), and the income tax valuation allowance. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of the allowance and lending related commitments as well as increased post-retirement benefits expense.
Our accounting and reporting policies conform to Generally Accepted Accounting Principles (GAAP) in the U.S., prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2017. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our 2016 Annual Report on Form 10-K that was filed with the SEC on March 1, 2017 and is available at www.sec.gov or on our website at http://investors.wsfsbank.com/financials.cfm. Whenever necessary, reclassifications have been made to the prior period Consolidated Financial Statements to conform to the current period’s presentation. All significant intercompany transactions were eliminated in consolidation.
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2016 Annual Report on Form 10-K. There have not been any material changes in our significant accounting policies from those disclosed in our 2016 Annual Report on Form 10-K.
Senior Debt
On June 13, 2016, the Company issued $100.0 million of senior unsecured fixed-to-floating rate notes. The senior unsecured notes mature on June 15, 2026 and have a fixed coupon rate of 4.50% from issuance until June 15, 2021 and a variable coupon rate of three month LIBOR plus 3.30% from June 15, 2021 until maturity. The senior unsecured notes may be redeemed beginning on June 15, 2021 at 100% of principal plus accrued and unpaid interest. The net proceeds from the issuance of the notes are being used for general corporate purposes.

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
Acquisitions in 2016
On August 12, 2016, we completed the acquisition of Penn Liberty Financial Corp. (Penn Liberty), a community bank headquartered in Wayne, Pennsylvania. We expect this acquisition to build our market share, deepen our presence in the southeastern Pennsylvania market, and enhance our customer base. The results of Penn Liberty’s operations are included in our Consolidated Financial Statements since the date of the acquisition. See Note 2 – Business Combinations for further information.
During the third and fourth quarters of 2016, respectively, we acquired the assets of Powdermill Financial Solutions LLC, a multi-family office serving an affluent clientele in the local community and throughout the U.S., and West Capital Management, Inc., an independent, fee-only wealth management firm providing fully customized solutions tailored to the unique needs of institutions and high net worth individuals which operates under a multi-family office philosophy. These acquisitions align with our strategic plan to expand our wealth management offerings and to diversify our fee-income generating businesses.
Correction of Prior Period Balances
The Consolidated Statements of Income for the quarter ended March 31, 2016 has been revised to correct an immaterial error in Noninterest income - Other revenue and Noninterest expense - Other operating expense related to revenue earned for cash servicing fees. As a result, the Consolidated Statement of Income has been revised to reflect these changes, as follows:

	Three months ended March 31, 2016
	As originally reported	Adjustments	As revised
Noninterest income - Other revenue	$3,972	$598	$4,570
Noninterest expense - Other operating expense	7,061	598	7,659
The above revision had no effect on earnings per share or retained earnings. Periods not presented herein will be revised, as applicable, as they are included in future filings.

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2017
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-05: Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which amends Accounting Standards Codification (ASC) Topic 815: Derivatives and Hedging. This new guidance clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, cause a hedge accounting relationship to be discontinued because it does not represent a termination of the original derivative instrument or a change in the critical terms of the hedge relationship. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. Early adoption is permitted, including adoption in an interim period. The Company adopted this accounting guidance during the quarter ended March 31, 2017 with no impact to our Consolidated Financial statements, as the standard is applied on a prospective basis.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, Derivatives and Hedging (Topic 815). ASU 2016-06 clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. The standard is effective for public business entities in interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim period for which the entity’s financial statements have not been issued, but would be retroactively applied to the beginning of the year that includes the interim period. The standard requires a modified retrospective transition approach, with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. For instruments that are eligible for the fair value option, an entity has a one-time option to irrevocably elect to measure the debt instrument affected by the standard in its entirety at fair value with changes in fair value recognized in earnings. The Company adopted this accounting guidance during the quarter ended March 31, 2017 with no impact on our Consolidated Statements of Income or Consolidated Statements of Financial Condition.
In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, Investments - Equity Method and Joint Ventures (Topic 323). ASU 2016-07 eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The standard is effective for all entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied prospectively to changes in ownership (or influence) after the adoption date. The Company adopted this accounting guidance during the quarter ended March 31, 2017 with no impact to our Consolidated Financial statements, as the standard is applied on a prospective basis.
Accounting Guidance Pending Adoption at March 31, 2017

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016- 08, Principal versus Agent Considerations (Reporting Gross versus Net), which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and 2016-12, Narrow-Scope Improvements and Practical Expedients, both of which provide additional clarification of certain provisions in Topic 606. These Accounting Standards Codification (“ASC”) updates are effective for public business entities in annual and interim reporting periods in fiscal years beginning after December 15, 2017. Early application is permitted for all entities, but not before annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or retrospectively with the cumulative effect transition method. The Company is currently in the process of evaluating all revenue streams, accounting policies, practices and reporting to identify and understand any impact on the Company’s Consolidated Financial Statements. Our preliminary evaluation suggests that adoption of this guidance is not expected to have a material effect on our Consolidated Financial Statements. The Company anticipates completing our assessment in the second half of 2017.

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

In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 provides clarification of the scope of ASC 610-20. Specifically, the new guidance clarifies that ASC 610-20 applies to nonfinancial assets which do not meet the definition of a business or not-for-profit activity. Further, the new guidance clarifies that a financial asset is within the scope of ASC 610-20 if it meets the definition of an in-substance nonfinancial asset which is defined as a financial asset promised to a counterparty in a contract where substantially all of the assets promised are nonfinancial. Finally, the new guidance clarifies that each distinct nonfinancial asset and in-substance nonfinancial asset should be derecognized when the counterparty obtains control of it. The guidance is effective for public entities in annual and interim reporting periods in fiscal years beginning after December 15, 2017. Early application is permitted for all entities, but not before annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2017-05 on its Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires that the service cost component of net periodic pension cost be disclosed with other compensation costs in the income statement. For all other cost components, an entity must either separately disclose the other cost components in separate line item(s) outside a subtotal of income from operations in the income statement or disclose the line item(s) used to present the other cost components in the income statement. The guidance is effective for public entities in annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. The new guidance requires the amortization period for certain non-contingent callable debt securities held at a premium to end at the earliest call date of the debt security. If the call option is not exercised at the earliest call date, the guidance requires the debt security's effective yield to be reset based on the contractual payment terms of the debt security. The guidance is effective for public entities in annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. Use of the modified retrospective method, with a cumulative-effect adjustment to retained earnings, is required. In the period of adoption, a change in accounting principle disclosure is required. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.
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
In connection with the merger, the consideration transferred and the fair value of identifiable assets acquired and liabilities assumed, including remeasurement adjustments subsequent to the date of acquisition, are summarized in the following table:

(Dollars in thousands)	Fair Value
Consideration Transferred:
Common shares issued (1,806,748)	$68,352
Cash paid to Penn Liberty stock and option holders	40,549
Value of consideration	108,901
Assets acquired:
Cash and due from banks	102,301
Investment securities	627
Loans	483,482
Premises and equipment	6,817
Deferred income taxes	6,542
Bank owned life insurance	8,666
Core deposit intangible	2,882
Other real estate owned	996
Other assets	12,092
Total assets	624,405
Liabilities assumed:
Deposits	568,706
Other borrowings	10,000
Other liabilities	3,977
Total liabilities	582,683
Net assets acquired:	41,722
Goodwill resulting from acquisition of Penn Liberty	$67,179

The following table details the change to goodwill recorded subsequent to acquisition:

(Dollars in thousands)	Fair Value
Goodwill resulting from the acquisition of Penn Liberty reported as of December 31, 2016	$68,814
Effects of adjustments to:
Deferred income taxes	880
Other assets	(1,447)
Other liabilities	(1,068)
Adjusted goodwill resulting from the acquisition of Penn Liberty as of March 31, 2017	$67,179
In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates.
3. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and Shares in thousands, except per share data)	2017	2016
Numerator:
Net income	$18,937	$15,770
Denominator:
Weighted average basic shares	31,407	29,671
Dilutive potential common shares	942	558
Weighted average fully diluted shares	32,349	30,229
Earnings per share:
Basic	$0.60	$0.53
Diluted	$0.59	$0.52
Outstanding common stock equivalents having no dilutive effect	22	42

4. INVESTMENT SECURITIES
The following tables detail the amortized cost and the estimated fair value of our available-for-sale and held-to-maturity investment securities. None of our investment securities are classified as trading.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities:
March 31, 2017
GSE	$33,051	$2	$72	$32,981
CMO	280,576	699	3,564	277,711
FNMA MBS	393,356	984	8,289	386,051
FHLMC MBS	65,228	204	1,261	64,171
GNMA MBS	27,767	275	445	27,597
Other investments	634	—	20	614
	$800,612	$2,164	$13,651	$789,125
December 31, 2016
GSE	$35,061	$9	$60	$35,010
CMO	264,607	566	3,957	261,216
FNMA MBS	414,218	950	9,404	405,764
FHLMC MBS	64,709	135	1,330	63,514
GNMA MBS	28,540	303	427	28,416
Other investments	626	—	3	623
	$807,761	$1,963	$15,181	$794,543

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held-to-Maturity Securities(1)
March 31, 2017
State and political subdivisions	$163,611	$646	$1,016	$163,241
December 31, 2016
State and political subdivisions	$164,346	$271	$1,385	$163,232

(1)
Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $2.1 million and $2.2 million at March 31, 2017 and December 31, 2016, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The scheduled maturities of investment securities available for sale and held to maturity at March 31, 2017 and December 31, 2016 are presented in the table below:

	Available for Sale (1) (2)
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2017
Within one year	$20,012	$19,997
After one year but within five years	18,059	17,981
After five years but within ten years	210,595	205,242
After ten years	551,312	545,291
	$799,978	$788,511
December 31, 2016
Within one year	$16,009	$16,017
After one year but within five years	19,052	18,992
After five years but within ten years	276,635	270,300
After ten years	495,439	488,611
	$807,135	$793,920

	Held to Maturity (2)
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2017
Within one year	$—	$—
After one year but within five years	5,940	5,975
After five years but within ten years	10,482	10,511
After ten years	147,189	146,755
	$163,611	$163,241
December 31, 2016
Within one year	$—	$—
After one year but within five years	6,168	6,162
After five years but within ten years	8,882	8,870
After ten years	149,296	148,200
	$164,346	$163,232
 (1) Included in the investment portfolio, but not in the table above, is a mutual fund with an amortized cost and fair value of $0.6 million as of March 31, 2017 and December 31, 2016 which has no stated maturity.

(2)	Actual maturities could differ
Mortgage-backed securities (MBS) have expected maturities that differ from their contractual maturities. These differences arise because borrowers have the right to call or prepay obligations with or without a prepayment penalty.
Investment securities with fair market values aggregating $615.8 million and $562.5 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of March 31, 2017 and December 31, 2016, respectively.
During the first three months of 2017, we sold $263.0 million of investment securities categorized as available for sale, resulting in realized gains of $0.3 million and one security with an immaterial realized loss. During the first three months of 2016, we sold $38.9 million of investment securities categorized as available for sale, resulting in realized gains of $0.3 million and no realized losses. The cost basis of all investment securities sales is based on the specific identification method.
As of March 31, 2017 and December 31, 2016, our investment securities portfolio had remaining unamortized premiums of $16.3 million and $18.0 million, respectively, and unaccreted discounts of $0.6 million and $0.4 million, respectively.

For investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at March 31, 2017.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
GSE	$25,981	$72	$—	$—	$25,981	$72
CMO	161,225	3,469	4,239	95	165,464	3,564
FNMA MBS	276,175	8,289	—	—	276,175	8,289
FHLMC MBS	41,765	1,261	—	—	41,765	1,261
GNMA MBS	16,236	445	—	—	16,236	445
Other investments	634	20	—	—	634	20
Total temporarily impaired investments	522,016	13,556	4,239	95	526,255	13,651

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Held-to-maturity securities:
State and political subdivisions	$84,121	$969	$1,960	$47	$86,081	$1,016
Total temporarily impaired investments	$84,121	$969	$1,960	$47	$86,081	$1,016
For investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2016.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
GSE	$21,996	$60	$—	$—	$21,996	$60
CMO	160,572	3,867	4,654	90	165,226	3,957
FNMA MBS	50,878	1,330	—	—	50,878	1,330
FHLMC MBS	300,403	9,404	—	—	300,403	9,404
GNMA MBS	16,480	427	—	—	16,480	427
Other investments	623	3	—	—	623	3
Total temporarily impaired investments	$550,952	$15,091	$4,654	$90	$555,606	$15,181

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Held-to-maturity securities:
State and political subdivisions	$112,642	$1,374	$695	$11	$113,337	$1,385
Total temporarily impaired investments	$112,642	$1,374	$695	$11	$113,337	$1,385

At March 31, 2017, we owned investment securities totaling $612.3 million for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $14.7 million at March 31, 2017. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.
All securities, with the exception of one having a fair value of $1.0 million at March 31, 2017, were AA-rated or better at the time of purchase and remained investment grade at March 31, 2017. All securities were evaluated for OTTI at March 31, 2017 and December 31, 2016. The result of this evaluation showed no OTTI as of March 31, 2017 or December 31, 2016. The estimated weighted average duration of MBS was 5.34 years at March 31, 2017.

5. LOANS
The following table shows our loan portfolio by category:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commercial and industrial	$1,339,867	$1,287,731
Owner-occupied commercial	1,092,292	1,078,162
Commercial mortgages	1,165,556	1,163,554
Construction	255,760	222,712
Residential (1)	281,760	289,611
Consumer	464,898	450,029
	4,600,133	4,491,799
Less:
Deferred fees, net	8,156	7,673
Allowance for loan losses	39,826	39,751
Net loans	$4,552,151	$4,444,375
(1) Includes Reverse Mortgages, at fair value of $22.5 million at March 31, 2017 and $22.6 million at December 31, 2016.
The following table shows the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the Company applies ASC 310-30 as of the dates indicated:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Outstanding principal balance	$38,418	$41,574
Carrying amount	30,783	33,104
Allowance for loan losses	464	510
The following table presents the changes in accretable yield on the acquired credit impaired loans for the three months ended March 31, 2017:

(Dollars in thousands)	Three months ended March 31, 2017
Balance at beginning of period	$5,150
Accretion	(792)
Reclassification from nonaccretable difference	(144)
Additions/adjustments	(112)
Disposals	—
$4,102

6. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION
Allowance for Loan Losses
We maintain an allowance for loan losses which represents our best estimate of probable losses within our loan portfolio. As losses are realized, they are charged to this allowance. We established our allowance in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102 (SAB 102), Selected Loan Loss Allowance Methodology and Documentation Issues, Accounting Standard Codification ("ASC") Contingencies (ASC 450) and Receivables (ASC 310). When we have reason to believe it is probable that we will not be able to collect all contractually due amounts of principal and interest, loans are evaluated for impairment on an individual basis and a specific allocation of the allowance is assigned in accordance with ASC 310-10. We also maintain an allowance for loan losses on acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based on a continuing review of these portfolios. The following are included in our allowance for loan losses:

•	Specific reserves for impaired loans

•	An allowance for each pool of homogenous loans based on historical loss experience

•	Adjustments for qualitative and environmental factors allocated to pools of homogenous loans
When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, if necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the three months ended March 31, 2017 and 2016, net charge-offs totaled $2.1 million or 0.19% of average loans annualized, and $0.3 million, or 0.03% of average loans annualized, respectively.
Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled as follows: commercial, owner-occupied commercial, commercial mortgages and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last 25 quarters. During the three months ended March 31, 2017, we increased the look-back period to 25 quarters from the 24 quarters used at December 31, 2016. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the core reserves calculated by the ALLL model are adequately considering the losses within a full credit cycle.
Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 25 quarter look-back period.
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

The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be approximately 8 quarters as of March 31, 2017. Our residential mortgage and consumer LEP remained at 4 quarters as of March 31, 2017. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP annually for our commercial portfolio and review the current 4 quarter LEP for the retail portfolio to determine the continued reasonableness of this assumption.
In prior periods, we had a component of the allowance for model estimation and complexity risk reserve. During the second quarter of 2016 as a result of continued improvement in the model and normal review of the factors, we removed the model estimation and complexity risk reserve from our calculation of the allowance of loan losses.
Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.
The following tables provide the activity of our allowance for loan losses and loan balances for the three months ended March 31, 2017:

	Three months ended March 31, 2017
(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(1)	Consumer	Total
Allowance for loan losses
Beginning balance	$13,339	$6,588	$8,915	$2,838	$2,059	$6,012	$39,751
Charge-offs	(1,255)	(192)	(104)	(14)	(11)	(1,143)	(2,719)
Recoveries	84	75	46	2	120	305	632
Provision (credit)	1,949	(441)	(518)	158	(114)	1,080	2,114
Provision for acquired loans	88	—	(4)	(23)	—	(13)	48
Ending balance	$14,205	$6,030	$8,335	$2,961	$2,054	$6,241	$39,826
Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,860	$—	$1,395	$500	$887	$194	$4,836
Loans collectively evaluated for impairment	12,165	6,015	6,763	2,397	1,144	6,042	34,526
Acquired loans evaluated for impairment	180	15	177	64	23	5	464
Ending balance	$14,205	$6,030	$8,335	$2,961	$2,054	$6,241	$39,826
Period-end loan balances evaluated for:
Loans individually evaluated for impairment (2)	$16,767	$4,020	$9,771	$3,130	$14,280	$9,029	$56,997
Loans collectively evaluated for impairment	1,175,911	919,508	928,925	225,718	158,430	405,285	3,813,777
Acquired nonimpaired loans	141,933	156,724	216,410	24,540	85,679	50,321	675,607
Acquired impaired loans	5,256	12,040	10,450	2,372	866	263	31,247
Ending balance (3)	$1,339,867	$1,092,292	$1,165,556	$255,760	$259,255	$464,898	$4,577,628

(1)	Period-end loan balance excludes Reverse Mortgages, at fair value of $22.5 million.

(2)
The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $17.3 million for the period ending March 31, 2017. Accruing troubled debt restructured loans are considered impaired loans.

(3)	Ending loan balances do not include net deferred fees.

The following table provides the activity of the allowance for loan losses and loan balances for the three months ended March 31, 2016:

	Three months ended March 31, 2016
(Dollars in thousands)	Commercial	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(1)	Consumer	Complexity Risk(2)	Total
Allowance for loan losses
Beginning balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089
Charge-offs	(179)	—	(17)	(26)	(14)	(631)	—	(867)
Recoveries	110	38	79	46	22	259	—	554
Provision (credit)	484	(6)	(37)	72	(20)	400	14	907
Provision for acquired loans	(89)	—	4	(4)	—	(38)	—	(127)
Ending balance	$11,482	$6,702	$6,516	$3,609	$2,269	$5,954	$1,024	$37,556
Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,473	$—	$—	$211	$911	$208	$—	$2,803
Loans collectively evaluated for impairment	10,005	6,680	6,427	3,398	1,354	5,746	1,024	34,634
Acquired loans evaluated for impairment	4	22	89	—	4	—	—	119
Ending balance	$11,482	$6,702	$6,516	$3,609	$2,269	$5,954	$1,024	$37,556
Period-end loan balances:
Loans individually evaluated for impairment (3)	$5,278	$1,270	$2,678	$1,419	$15,260	$7,795	$—	$33,700
Loans collectively evaluated for impairment	957,863	839,819	893,036	194,654	161,610	336,053	—	3,383,035
Acquired nonimpaired loans	107,380	49,765	80,795	27,711	73,240	15,803	—	354,694
Acquired impaired loans	12,600	4,603	10,557	3,564	955	5	—	32,284
Ending balance (4)	$1,083,121	$895,457	$987,066	$227,348	$251,065	$359,656	$—	$3,803,713

(1)	Period-end loan balance excludes Reverse Mortgages, at fair value of $24.7 million.

(2)	Represents the portion of the allowance for loan losses established to capture factors not already included in other components in our allowance for loan losses methodology.

(3)
The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $13.9 million for the period ending March 31, 2016. Accruing troubled debt restructured loans are considered impaired loans.

(4)	Ending loan balances do not include net deferred fees.
Nonaccrual and Past Due Loans
Nonaccruing loans are those on which the accrual of interest has ceased. Typically, we discontinue accrual of interest on originated loans after payments become more than 90 days past due or earlier if we do not expect the full collection of principal or interest in accordance with the terms of the loan agreement. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the accretion of net deferred loan fees and amortization of net deferred loan costs is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectability of principal and interest. Loans greater than 90 days past due and still accruing are defined as loans contractually past due 90 days or more as to principal or interest payments, but which remain in accrual status because they are considered well secured and are in the process of collection.

The following tables show our nonaccrual and past due loans at the dates indicated:

	March 31, 2017
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$783	$467	$—	$1,250	$1,316,841	$5,256	$16,520	$1,339,867
Owner-occupied commercial	341	500	—	841	1,075,391	12,040	4,020	1,092,292
Commercial mortgages	451	—	343	794	1,144,617	10,450	9,695	1,165,556
Construction	37	—	466	503	252,885	2,372	—	255,760
Residential(1)	2,020	119	850	2,989	250,443	866	4,957	259,255
Consumer	374	612	106	1,092	459,057	263	4,486	464,898
Total (2)	$4,006	$1,698	$1,765	$7,469	$4,499,234	$31,247	$39,678	$4,577,628
% of Total Loans	0.08%	0.04%	0.04%	0.16%	98.29%	0.68%	0.87%	100%

(1)	Residential accruing current balances excludes Reverse Mortgages at fair value of $22.5 million.

(2)	The balances above include a total of $675.6 million of acquired nonimpaired loans.

	December 31, 2016
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,507	$278	$—	$1,785	$1,277,748	$6,183	$2,015	$1,287,731
Owner-occupied commercial	116	540	—	656	1,063,306	12,122	2,078	1,078,162
Commercial mortgages	167	—	—	167	1,143,180	10,386	9,821	1,163,554
Construction	132	—	—	132	218,886	3,694	—	222,712
Residential(1)	3,176	638	153	3,967	257,234	860	4,967	267,028
Consumer	392	346	285	1,023	444,642	369	3,995	450,029
Total(2)	$5,490	$1,802	$438	$7,730	$4,404,996	$33,614	$22,876	$4,469,216
% of Total Loans	0.12%	0.04%	0.01%	0.17%	98.56%	0.75%	0.51%	100%

(1)	Residential accruing current balances excludes Reverse Mortgages, at fair value of $22.6 million.

(2)	The balances above include a total of $724.1 million of acquired nonimpaired loans.
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

The following tables provide an analysis of our impaired loans at March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$18,550	$2,598	$15,952	$2,040	$20,197	$7,535
Owner-occupied commercial	6,210	4,020	2,190	15	6,372	4,155
Commercial mortgages	14,478	4,220	10,258	1,572	19,906	9,288
Construction	4,435	1,117	3,318	564	4,546	2,979
Residential	15,000	8,056	6,944	910	17,904	14,941
Consumer	9,070	7,526	1,544	199	11,578	8,191
Total (2)	$67,743	$27,537	$40,206	$5,300	$80,503	$47,089

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)	The above includes acquired impaired loans totaling $10.7 million in the ending loan balance and $11.8 million in the contractual principal balance.

	December 31, 2016
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$4,250	$1,395	$2,855	$505	$5,572	$5,053
Owner-occupied commercial	4,650	2,078	2,572	15	5,129	3,339
Commercial mortgages	15,065	4,348	10,717	1,433	20,716	7,323
Construction	3,662	—	3,662	303	3,972	2,376
Residential	14,256	7,122	7,134	934	17,298	15,083
Consumer	8,021	6,561	1,460	215	11,978	7,910
Total (2)	$49,904	$21,504	$28,400	$3,405	$64,665	$41,084

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)	The above includes acquired impaired loans totaling $12.8 million in the ending loan balance and $15.0 million in the contractual principal balance.
Interest income of $0.3 million and $0.2 million was recognized on impaired loans during the three months ended March 31, 2017 and March 31, 2016, respectively.
As of March 31, 2017, there were 39 residential loans and 7 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $4.9 million and $2.2 million, respectively. As of December 31, 2016, there were 29 residential loans and 7 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $3.7 million and $3.6 million, respectively.
Reserves on Acquired Nonimpaired Loans
In accordance with FASB ASC 310, loans acquired by the Bank through its mergers with FNBW, Alliance and Penn Liberty are required to be reflected on the balance sheet at their fair values on the date of acquisition as opposed to their contractual values. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date the Bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

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

•
Substandard. Borrowers have well-defined weaknesses that require extensive oversight by management. Borrowers in this category may exhibit one or more of the following: inadequate debt service coverage, unprofitable operations, insufficient liquidity, high leverage, and weak or inadequate capitalization. Relationships in this category are not adequately protected by the sound financial worth and paying capacity of the obligor or the collateral pledged on the loan, if any. A distinct possibility exists that the Bank will sustain some loss if the deficiencies are not corrected.

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
Commercial Credit Exposure

	March 31, 2017
(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
					Amount	%
Risk Rating:
Special mention	$17,590	$6,849	$21,931	$1,008	$47,378
Substandard:
Accrual	41,136	20,162	3,216	4,489	69,003
Nonaccrual	14,660	4,020	8,300	—	26,980
Doubtful	1,860	—	1,395	—	3,255
Total Special Mention and Substandard	75,246	31,031	34,842	5,497	146,616	4%
Acquired impaired	5,256	12,040	10,450	2,372	30,118	1%
Pass	1,259,365	1,049,221	1,120,264	247,891	3,676,741	95%
Total	$1,339,867	$1,092,292	$1,165,556	$255,760	$3,853,475	100%

(1)	Table includes $539.6 million of acquired nonimpaired loans as of March 31, 2017.

	December 31, 2016
(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
					Amount	%
Risk Rating:
Special mention	$17,630	$11,419	$34,198	$—	$63,247
Substandard:
Accrual	45,067	19,871	239	2,193	67,370
Nonaccrual	1,693	2,078	8,574	—	12,345
Doubtful	322	—	1,247	—	1,569
Total Special Mention and Substandard	64,712	33,368	44,258	2,193	144,531	4%
Acquired impaired	6,183	12,122	10,386	3,694	32,385	1%
Pass	1,216,836	1,032,672	1,108,910	216,825	3,575,243	95%
Total	$1,287,731	$1,078,162	$1,163,554	$222,712	$3,752,159	100%

(1)	Table includes $573.5 million of acquired nonimpaired loans as of December 31, 2016.
Residential and Consumer Credit Exposure

(Dollars in thousands)	Residential(2)		Consumer		Total Residential and Consumer(3)
	March 31,	December 31,	March 31,	December 31,	March 31, 2017		December 31, 2016
	2017	2016	2017	2016	Amount	Percent	Amount	Percent
Nonperforming(1)	$14,280	$13,547	$9,030	$7,863	$23,310	3%	$21,410	3%
Acquired impaired loans	866	860	263	369	1,129	—%	1,229	—%
Performing	244,109	252,621	455,605	441,797	699,714	97%	694,418	97%
Total	$259,255	$267,028	$464,898	$450,029	$724,153	100%	$717,057	100%

(1)
Includes $13.7 million as of March 31, 2017 and $12.4 million as of December 31, 2016 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.

(2)	Residential performing loans excludes $22.5 million and $22.6 million of Reverse Mortgages at fair value as of March 31, 2017 and December 31, 2016, respectively.

(3)	Total includes $136.0 million and $150.5 million in acquired nonimpaired loans as of March 31, 2017 and December 31, 2016, respectively.
Troubled Debt Restructurings (TDRs)
TDRs are recorded in accordance with FASB ASC 310-40, Troubled Debt Restructuring by Creditors (ASC 310-40).
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Performing TDRs	$17,260	$14,336
Nonperforming TDRs	10,778	8,451
Total TDRs	28,038	22,787
Approximately $1.9 million and $1.3 million in related reserves have been established for these loans at March 31, 2017 and December 31, 2016, respectively.

The following table presents information regarding the types of loan modifications made for the three months ended March 31, 2017:

(Dollars in thousands)	Maturity Date Extension	Discharged in bankruptcy	Other (1)	Total
Commercial	1	—	—	1
Owner-occupied commercial	1	—	—	1
Construction	2	—	—	2
Residential	—	1	—	1
Consumer	—	6	1	7
	4	7	1	12

(1)	Other includes underwriting exception.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months and payment is reasonably assured.
The following table presents loans identified as TDRs during the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017		2016
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$443	$443	$984	$984
Owner-occupied commercial	3,071	3,071	—	—
Commercial mortgages	—	—	—	—
Construction	1,712	1,712	—	—
Residential	242	242	614	614
Consumer	584	584	215	215
Total	$6,052	$6,052	$1,813	$1,813
During the three months ended March 31, 2017, the TDRs set forth in the table above increased our allowance for loan losses less than $0.3 million, and resulted in no additional charge-offs. For the same period of 2016, the TDRs set forth in the table above had no change on our allowance for loan losses allocation of the related reserve and resulted in charge-offs of less than $0.1 million. During the three months ended March 31, 2017, three TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount $0.7 million.

7. GOODWILL AND INTANGIBLES
In accordance with FASB ASC 805, Business Combinations (ASC 805) and FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.
During the three months ended March 31, 2017, we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.
The following table shows the changes in our goodwill during the quarter as well as the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

	WSFS	Cash	Wealth	Consolidated
(Dollars in thousands)	Bank	Connect	Management	Company
December 31, 2016	$147,396	$—	$20,143	$167,539
Remeasurement adjustments	(1,635)	—	56	(1,579)
Goodwill from business combinations	—	—	—	—
March 31, 2017	$145,761	$—	$20,199	$165,960
ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following tables summarize other intangible assets:

	March 31, 2017
(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
Core deposits	$10,658	$(3,440)	$7,218	10 years
Customer relationships	17,561	(3,013)	14,548	7-15 years
Non-compete agreements	221	(24)	197	5 years
Loan servicing rights	1,821	(1,092)	729	10-30 years
Favorable lease asset	1,932	(212)	1,720	10 months-18 years
Total intangible assets	$32,193	$(7,781)	$24,412

	December 31, 2016
(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
Core deposits	$13,128	$(5,630)	$7,498	10 years
Customer relationships	17,561	(2,612)	14,949	7-15 years
Non-compete agreements	1,006	(728)	278	6 months- 5 years
Loan servicing rights	1,708	(1,067)	641	10-30 years
Favorable lease asset	458	(116)	342	10 months-15 years
Total intangible assets	$33,861	$(10,153)	$23,708
Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and either accelerated or straight-line methods of amortization. During the three months ended March 31, 2017, we recognized amortization expense on other intangible assets of $0.9 million.

The following table shows the estimated future amortization expense related to our intangible assets:

(Dollars in thousands)	Amortization of Intangibles
Remaining in 2017	$2,287
2018	2,965
2019	2,897
2020	2,701
2021	2,329
Thereafter	11,233
Total	$24,412

8. ASSOCIATE BENEFIT PLANS
Postretirement Medical Benefits
We share certain costs of providing health and life insurance benefits to eligible retired Associates (employees) and their eligible dependents. Previously, all Associates were eligible for these benefits if they reached normal retirement age while working for us. Effective March 31, 2014, we changed the eligibility of this plan to include only those Associates who have achieved ten years of service with us as of March 31, 2014. As of December 31, 2014, we began to use the mortality table issued by the Office of the Actuary of the U.S. Bureau of Census in October 2014 in our calculation.
We account for our obligations under the provisions of FASB ASC 715, Compensation - Retirement Benefits (ASC 715). ASC 715 requires that we recognize the costs of these benefits over an Associate’s active working career. Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year.
The following are disclosures of the net periodic benefit cost components of postretirement medical benefits measured at January 1, 2017 and 2016.

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Service cost	$15	$15
Interest cost	19	19
Prior service cost amortization	(19)	(7)
Net gain recognition	(16)	(15)
Net periodic benefit cost	$(1)	$12

Alliance Associate Pension Plan

During the fourth quarter of 2015, we completed the acquisition of Alliance and its wholly owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At the time of the acquisition we assumed the Alliance pension plan offered to its current associates.

The following table shows the net periodic benefit cost components for the Alliance Associate Pension Plan benefits measured at January 1, 2017.

(Dollars in thousands)	Three months ended March 31, 2017
Service cost	$10
Interest cost	75
Expected Return on Plan Assets	(135)
Prior service cost amortization	—
Net gain recognition	—
Net periodic benefit cost	$(50)
9. INCOME TAXES
We account for income taxes in accordance with FASB ASC 740, Income Taxes (ASC 740). ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We exercise significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based on changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.
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
There were no unrecognized tax benefits as of March 31, 2017. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2013 through 2016 tax years are subject to examination as of March 31, 2017. We do not expect to record or realize any material unrecognized tax benefits during 2017.
As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $0.4 million of such amortization has been reflected as income tax expense for the three months ended March 31, 2017 compared to $0.4 million for the same period in 2016.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the three months ended March 31, 2017 were $0.4 million, $0.4 million and $0.1 million, respectively. The carrying value of the investment in affordable housing credits is $15.0 million at March 31, 2017, compared to $15.4 million at December 31, 2016.
10. STOCK-BASED COMPENSATION
Stock-based compensation is accounted for in accordance with FASB ASC 718, Stock Compensation. Compensation expense relating to all share-based payments is recognized on a straight-line basis over the applicable vesting period. Our Stock Incentive Plans provide for the granting of stock options, stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, and other awards that are payable in or valued by reference to our common shares. The number of shares reserved for issuance under our 2013 Incentive Plan (2013 Plan) is 2,096,535. At March 31, 2017, there were 490,926 shares available for future grants under the 2013 Plan.
We record stock-based compensation expense related to awards granted to Associates in Salaries, benefits and other compensation; expense related to awards granted to directors is recorded in Other operating expense in our Consolidated Statements of Income. Total stock-based compensation expense recognized during the three months ended March 31, 2017 and 2016 was $0.9 million ($0.6 million after tax) and $0.8 million ($0.4 million after tax), respectively.

Stock Options
Stock options are granted with an exercise price not less than the fair market value of our common stock on the date of the grant. All stock options are to be granted at not less than the fair market value of our common stock on the date of the grant. All stock options granted during 2017 and 2016 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire seven years from the grant date. Generally, all awards become exercisable immediately in the event of a change in control, as defined within the Stock Incentive Plans. We issue new shares upon the exercise of options.
We determine the grant date fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are subjective. The expected term was derived from historical exercise patterns and represents the amount of time that stock options granted are expected to be outstanding. Other significant assumptions to determine 2017 and 2016 grant date fair value included volatility measured using the fluctuation in month end closing stock prices over a period which corresponds with the average expected option life; a weighted-average risk-free rate of return (zero coupon treasury yield); and a dividend yield indicative of our current dividend rate
The following table summarizes the assumptions we used to value options issued during the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Expected Term (in years)	5.3	5.3
Volatility	24.85%	29.60%
Weighted-average risk free interest rate	1.95%	1.24%
Dividend Yield	0.6%	0.8%
The following table summarizes our stock option activity for the three months ended March 31, 2017.

	Three months ended March 31, 2017
	Shares	Weighted- Average Exercise Price
Stock Options:
Outstanding at beginning of period	1,547,980	17.83
Granted	45,134	47.05
Exercised	(117,612)	15.47
Forfeited	(750)	15.83
Outstanding at end of period	1,474,752	18.91
Nonvested at end of period	424,459	23.64
Exercisable at end of period	1,050,293	17.00
Weighted-average fair value of options granted	$11.50
The following table provides information about our nonvested stock options outstanding at March 31, 2017:

	March 31, 2017
	Shares	Weighted- Average Exercise Price
Stock Options:
Nonvested at beginning of period	$704,421	$19.08
Granted	45,134	47.05
Forfeited	(750)	15.83
Vested during period	(324,346)	17.01
Nonvested at end of period	$424,459	23.64
The total amount of unrecognized compensation cost related to nonvested stock options as of March 31, 2017 was $5.5 million. The weighted-average period over which the expense is expected to be recognized is 1.86 years. During the first quarter of 2017, we recognized $0.5 million of compensation expense related to these awards.

Restricted Stock Units
Restricted stock units (RSUs) are granted at no cost to the recipient and generally vest over a four year period. All outstanding awards granted to senior executives vest over no less than a four year period. The 2013 Plan allows for awards with vesting periods less than four years subject to Board approval. The fair value of RSUs is equal to the fair value of the Company’s common stock on the date of grant. We recognize the expense related to RSUs granted to Associates in Salaries, benefits and other compensation expense; expense related to awards granted to directors is recorded in Other operating expense in our Statements of Income on an accrual basis over the requisite service period for the entire award.
The Long-Term Performance-Based Restricted Stock Unit program (Long-Term Program) provided for awards up to an aggregate of 233,400 RSUs to participants, only after the achievement of targeted levels of return on assets (ROA) in any year through 2013. During 2013, the Company achieved the 1.00% ROA performance level. In accordance with the Long-Term Program, the Company issued 108,456 RSUs to the plan’s participants in 2014. The RSUs vest in 25% increments over four years and we recognize expense over the implicit service period associated with the performance condition. During the first quarter of 2017, we recognized $0.1 of compensation expense related to this program.
The following table summarizes the Company’s RSAs and RSUs, including performance awards, and changes during the three months ended March 31, 2017:

	Three months ended March 31, 2017
	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Outstanding at beginning of period	$135,592	$27.14
Granted	36,523	47.05
Vested	(33,803)	20.22
Forfeited	(1,823)	27.21
Outstanding at end of period	$136,489	34.20
The total amount of compensation cost to be recognized relating to non-vested restricted stock, including performance awards, as of March 31, 2016, was $7.0 million. The weighted-average period over which the expense is expected to be recognized is 3.2 years. During the three months ended March 31, 2017, we recognized $0.2 million of compensation cost related to these awards.

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

•
Level 1: Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•
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

•
Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following tables present financial instruments carried at fair value as of March 31, 2017 and December 31, 2016 by level in the valuation hierarchy (as described above):

	March 31, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$277,711	$—	$277,711
FNMA MBS	—	386,051	—	386,051
FHLMC MBS	—	64,171	—	64,171
GNMA MBS	—	27,597	—	27,597
GSE	—	32,981	—	32,981
Other investments	614	—	—	614
Other assets	—	1,108	—	1,108
Total assets measured at fair value on a recurring basis	$614	$789,619	$—	$790,233

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,194	$—	$3,194

Assets measured at fair value on a nonrecurring basis:
Other real estate owned	$—	$—	$3,582	$3,582
Loans held for sale	—	29,394	—	29,394
Impaired loans, net	—	—	62,443	62,443
Total assets measured at fair value on a nonrecurring basis	$—	$29,394	$66,025	$95,419

	December 31, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$261,215	$—	$261,215
FNMA MBS	—	405,764	—	405,764
FHLMC MBS	—	63,515	—	63,515
GNMA MBS	—	28,416	—	28,416
GSE	—	35,010	—	35,010
Other investments	623	—	—	623
Other assets	—	1,508	—	1,508
Total assets measured at fair value on a recurring basis	$623	$795,428	$—	$796,051

Liabilities measured at fair value on a recurring basis:
Other liabilities	—	3,380	—	3,380

Assets measured at fair value on a nonrecurring basis
Other real estate owned	—	—	3,591	3,591
Loans held for sale	—	54,782	—	54,782
Impaired loans, net	—	—	46,499	46,499
Total assets measured at fair value on a nonrecurring basis	$—	$54,782	$50,090	$104,872

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ending March 31, 2017.
Fair value is based on quoted market prices, where available. If such quoted market prices are not available, fair value is based on internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include unobservable parameters. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Available-for-sale securities
As of March 31, 2017, securities classified as available-for-sale are reported at fair value using Level 2 inputs, except for one mutual fund asset acquired as part of the Penn Liberty acquisition, which is categorized as Level 1. Included in the Level 2 total are approximately $33.0 million in U.S. Treasury Notes and Federal Agency debentures, and $755.5 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
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
Loans held for sale
The fair value of our loans held for sale is based on estimates using Level 2 inputs. These inputs are based on pricing information obtained from secondary markets and brokers and applied to loans with similar interest rates and maturities.
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
The gross amount of impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans was $67.7 million and $51.6 million at March 31, 2017 and December 31, 2016, respectively. The valuation allowance on impaired loans was $5.3 million as of March 31, 2017 and $3.4 million as of December 31, 2016.
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
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, owner-occupied commercial, construction, residential mortgages and consumer. For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans, with the exception of reverse mortgages, are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair values of reverse mortgages are based on the net present value of the expected cash flows using a discount rate specific to the reverse mortgages portfolio. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are utilized if appraisals are not available. This technique does not contemplate an exit price.
Stock in the Federal Home Loan Bank (FHLB) of Pittsburgh
The fair value of FHLB stock is assumed to be equal to its cost basis, since the stock is non-marketable but redeemable at its par value.
Other assets
Other assets includes, among others, other real estate owned (see discussion earlier in this note) and our investment in Visa Class B stock. Our ownership includes shares acquired at no cost from our prior participation in Visa’s network, while Visa operated as a cooperative. During 2016 and 2017 we purchased additional shares which are accounted for as non-marketable equity securities and carried at cost. We evaluated the shares carried at cost for OTTI as of March 31, 2017, and the evaluation showed no OTTI as of March 31, 2017. Following resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares.
While only current owners of Class B shares are allowed to purchase other Class B shares, there have been several transactions between Class B shareholders. Based on these transactions we estimate the value of our Visa Class B shares to be $23.1 million as of March 31, 2017.

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

Other Liabilities
Other liabilities includes cash flow derivatives and derivative on the residential mortgage held for sale pipeline.
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, approximates the recorded net deferred fee amounts, which are not significant. Because commitments to extend credit and letters of credit are generally not assignable by either us or the borrower, they only have value to us and the borrower.
The book value and estimated fair value of our financial instruments are as follows:

(Dollars in thousands)	Fair Value	March 31, 2017		December 31, 2016
	Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$855,263	$855,263	$821,923	$821,923
Investment securities available for sale	See previous table	789,125	789,125	794,543	794,543
Investment securities held to maturity	Level 2	163,611	163,241	164,346	163,232
Loans, held for sale	Level 2	29,394	29,394	54,782	54,782
Loans, net(1)(2)	Level 2, 3	4,489,708	4,450,924	4,397,876	4,300,963
Impaired loans, net	Level 3	62,443	62,443	46,499	46,499
Stock in FHLB of Pittsburgh	Level 2	20,002	20,002	38,248	38,248
Accrued interest receivable	Level 2	16,712	16,712	17,027	17,027
Other assets	Level 3	13,920	28,527	9,189	15,787
Financial liabilities:
Deposits	Level 2	5,376,830	5,040,211	4,738,438	4,423,921
Borrowed funds	Level 2	700,849	697,952	1,267,447	1,264,170
Standby letters of credit	Level 3	507	507	468	468
Accrued interest payable	Level 2	2,931	2,931	1,151	1,151
Other liabilities	Level 2	3,194	3,194	3,380	3,380
 (1) Excludes impaired loans, net.
 (2) Includes reverse mortgage loans, which are categorized as Level 3.
At March 31, 2017 and December 31, 2016 we had no commitments to extend credit measured at fair value.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our assets and liabilities. We manage a matched book with respect to our derivative instruments in order to minimize our net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments
The table below presents the fair value of our derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of March 31, 2017.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Liability Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	3	$75,000	Other Liabilities	$3,039
Total derivatives designated as hedging instruments				$3,039

Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the three months ended March 31, 2017, such derivatives were used to hedge the variable cash flows associated with a forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017, we did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that less than $0.1 million will be reclassified as an increase to interest expense.
We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 1 month (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of March 31, 2017, we had three outstanding interest rate derivatives with a notional of $75 million that were designated as cash flow hedges of interest rate risk.
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016 .

(Dollars in thousands)	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) or Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016
Interest Rate Products	$(3,039)	$—	Interest expense
Total	$(3,039)	$—
Credit-risk-related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
We also have agreements with certain of our derivative counterparties that contain a provision where if we fail to maintain our status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements.

As of March 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.0 million. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $3.4 million against our obligations under these agreements. If we had breached any of these provisions at March 31, 2017, we could have been required to settle our obligations under the agreements at the termination value.
13. SEGMENT INFORMATION
As defined in FASB ASC 280, Segment Reporting (ASC 280), an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax ordinary income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying unaudited Consolidated Financial Statements. Based on these criteria, we have identified three segments: WSFS Bank, Cash Connect®, and Wealth Management.
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
Cash Connect® provides ATM vault cash and smart safe and cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect®.
The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through six business lines. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment advisor. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. West Capital Management, a registered investment advisor, is a fee-only wealth management firm which operates under a multi-family office philosophy and provides fully-customized solutions tailored to the unique needs of institutions and high net worth individuals. Christiana Trust provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill Financial Solutions is a multi-family office that specializes in providing unique, independent solutions to high net worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

Segment information for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statement of Income
External customer revenues:
Interest income	$58,688	$—	$2,138	$60,826
Noninterest income	10,167	9,677	8,248	28,092
Total external customer revenues	68,855	9,677	10,386	88,918
Inter-segment revenues:
Interest income	1,996	—	2,065	4,061
Noninterest income	2,164	191	36	2,391
Total inter-segment revenues	4,160	191	2,101	6,452
Total revenue	73,015	9,868	12,487	95,370
External customer expenses:
Interest expense	7,463	—	260	7,723
Noninterest expenses	38,960	6,135	6,411	51,506
Provision for loan losses	1,716	—	446	2,162
Total external customer expenses	48,139	6,135	7,117	61,391
Inter-segment expenses:
Interest expense	2,065	1,405	591	4,061
Noninterest expenses	227	715	1,449	2,391
Total inter-segment expenses	2,292	2,120	2,040	6,452
Total expenses	50,431	8,255	9,157	67,843
Income before taxes	$22,584	$1,613	$3,330	$27,527
Income tax provision				8,590
Consolidated net income				18,937

Capital expenditures	$2,088	$22	$254	$2,364

	March 31, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statement of Financial Condition
Cash and cash equivalents	$99,812	$751,201	$4,250	$855,263
Goodwill	145,761	—	20,199	165,960
Other segment assets	5,608,912	4,097	218,667	5,831,676
Total segment assets	$5,854,485	$755,298	$243,116	$6,852,899

	Three months ended March 31, 2016
(Dollars in thousands)	WSFS Bank	Cash Connect®		Wealth Management	Total
Statement of Income
External customer revenues:
Interest income	$48,038	$—		$2,008	$50,046
Noninterest income	9,852	8,271	(r)	5,545	23,668
Total external customer revenues	57,890	8,271		7,553	73,714
Inter-segment revenues:
Interest income	1,061	—		1,895	2,956
Noninterest income	2,060	193		24	2,277
Total inter-segment revenues	3,121	193		1,919	5,233
Total revenue	61,011	8,464		9,472	78,947
External customer expenses:
Interest expense	4,497	—		193	4,690
Noninterest expenses	33,812	5,448	(r)	4,537	43,797
Provision for loan losses	815	—		(35)	780
Total external customer expenses	39,124	5,448		4,695	49,267
Inter-segment expenses
Interest expense	1,895	555		506	2,956
Noninterest expenses	217	715		1,345	2,277
Total inter-segment expenses	2,112	1,270		1,851	5,233
Total expenses	41,236	6,718		6,546	54,500
Income before taxes	$19,775	$1,746		$2,926	$24,447
Income tax provision					8,677
Consolidated net income					15,770

Capital expenditures	$1,211	$20		$2	$1,233

	December 31, 2016
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statement of Financial Condition
Cash and cash equivalents	$100,893	$717,643	$3,387	$821,923
Goodwill	147,396	—	20,143	167,539
Other segment assets	5,545,611	3,533	226,664	5,775,808
Total segment assets	$5,793,900	$721,176	$250,194	$6,765,270

(r) Noninterest income and Noninterest expense for the period ended March 31, 2016 have been restated to correct an immaterial error related to revenue earned for cash servicing fees. See Note 1 - Basis of Presentation for further information.

14. INDEMNIFICATIONS AND GUARANTEES
Secondary Market Loan Sales
Given the current interest rate environment, coupled with our desire not to hold newly originated residential mortgage loans in our portfolio, we generally sell these assets in the secondary market to mortgage loan aggregators and on a more limited basis, to GSEs such as FHLMC, FNMA, and the FHLB. Loans held for sale are reflected on our unaudited Consolidated Statements of Financial Condition at fair value with changes in the value reflected in our unaudited Consolidated Statements of Income. Gains and losses are recognized at the time of sale. We periodically retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. The mortgage servicing rights are included in our intangible assets in our unaudited Consolidated Statements of Financial Condition. Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that we intend to sell in the secondary market are accounted for as derivatives under ASC Topic 815, Derivatives and Hedging (ASC:815).
We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the three months ended March 31, 2017.
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
At both March 31, 2017 and December 31, 2016, there were 134 variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers. The initial notional aggregate amount was approximately $538.7 million at March 31, 2017 compared to $518.8 million at December 31, 2016. At March 31, 2017 maturities ranged from under one year to twenty years. The aggregate market value of these swaps to the customers was a liability of $10.0 million at March 31, 2017 and $10.9 million at December 31, 2016. We had no reserves for the swap guarantees as of March 31, 2017.
15. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income includes unrealized gains and losses on available-for-sale investments, unrealized gains and losses on cash flow hedges, as well as unrecognized prior service costs, transition costs, and actuarial gains and losses on defined benefit pension plans. Changes to accumulated other comprehensive (loss) income are presented net of tax as a component of stockholder's equity. Amounts that are reclassified out of accumulated other comprehensive (loss) income are recorded on the Consolidated Statement of Income either as a gain or loss.

Changes to accumulated other comprehensive (loss) income by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivative used for cash flow hedge	Total
Balance, December 31, 2016	$(8,194)	$1,392	$957	$(1,772)	$(7,617)
Other comprehensive income (loss) before reclassifications	1,272	—	—	(112)	1,160
Less: Amounts reclassified from accumulated other comprehensive loss	(206)	(101)	(23)	—	(330)
Net current-period other comprehensive income (loss)	1,066	(101)	(23)	(112)	830
Balance, March 31, 2017	$(7,128)	$1,291	$934	$(1,884)	$(6,787)
Balance, December 31, 2015	$(1,887)	$1,795	$788	$—	$696
Other comprehensive income before reclassifications	10,572	—	—	—	10,572
Less: Amounts reclassified from accumulated other comprehensive income	(189)	(103)	478	—	186
Net current-period other comprehensive income (loss)	10,383	(103)	478	—	10,758
Balance, March 31, 2016	$8,496	$1,692	$1,266	$—	$11,454
The Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the table below:

			Affected line item in
	Three Months Ended		Consolidated
(Dollars in thousands)	March 31,		Statements of Income
	2017	2016
Securities available for sale:
Realized gains on securities transactions	$(320)	$(305)	Security gains, net
Income taxes	114	116	Income tax provision
Net of tax	$(206)	$(189)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(160)	$(168)	Interest income on investment securities
Income taxes	59	65	Income tax provision
Net of tax	$(101)	$(103)
Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(19)	$(7)
Actuarial (gains) losses	(16)	791
Total before tax	$(35)	$784	Salaries, benefits and other compensation
Income taxes	12	(306)	Income tax provision
Net of tax	(23)	478
Total reclassifications	$(330)	$186

16. RELATED PARTY TRANSACTIONS
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
The outstanding balances of loans to related parties at March 31, 2017 and December 31, 2016 were $1.6 million and $1.3 million, respectively. Total deposits from related parties at March 31, 2017 and December 31, 2016 were $6.3 million and $3.6 million, respectively. During the first quarter of 2017, new loans and credit line advances to related parties totaled $0.4 million and repayments were less than $0.1 million.

17. LEGAL AND OTHER PROCEEDINGS
In accordance with the current accounting standards for loss contingencies, we establish reserves for litigation-related matters that arise in the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance.
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

On April 7, 2015, WSFS Bank received a notice of arbitration and statement of claim (the Claim) from Universitas Education, LLC (Universitas) relating to Christiana Trust acting as “insurance trustee” of the Charter Oak Trust Welfare Benefit Plan (the Trust). The actions underlying the Claim occurred during a period prior to WSFS Corp’s acquisition of Christiana Trust. According to the allegations contained in the Claim, certain death benefits made payable to the asserted trustee of the Trust were misappropriated by individuals associated with that trustee and plan sponsor. None of those individuals, however, were employed by or agents of Christiana Trust or WSFS Bank. It also is alleged that Christiana Trust breached its fiduciary duty and engaged in fraud, negligence and statutory theft in connection with the disappearance of the misappropriated funds. It is further alleged that Universitas was the rightful beneficiary under the Trust of the misappropriated funds, and thus was harmed because it did not receive the death benefits that had been paid over to the asserted trustee of the Trust. The Claim subsequently was amended to add a count for breach of contract. The Claim seeks an award of approximately $30 million plus interest, as well as the costs incurred by Universitas in pursuing the Claim and statutory and other penalties. WSFS is vigorously defending itself against the Claim and believes that it has valid factual and legal defenses to the Claim. WSFS does not believe that the ultimate resolution of the Claim will have a material adverse effect on the Company, but there can be no assurance as to the ultimate outcome.
There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB, or WSFS Bank, one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). At $6.85 billion in assets and $17.57 billion in assets under management and administration, WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other types of financial institutions. A fixture in the community, the Bank has been in operation for more than 185 years. In addition to its focus on stellar customer service, the Bank has continued to fuel growth and remains a leader in our community. We are a relationship-focused, locally-managed, community banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Experiences growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
The Company has four consolidated subsidiaries, WSFS Bank, Cypress Capital Management, LLC (Cypress), WSFS Capital Management, LLC (West Capital) and WSFS Wealth Management, LLC (Powdermill) as well as one unconsolidated subsidiary, WSFS Capital Trust III (the Capital Trust). WSFS Bank has three wholly-owned subsidiaries, WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services LLC (Monarch).
Our core banking business is commercial lending funded by customer-generated deposits. We have built a $3.85 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of March 31, 2017 , we service our customers primarily from our 77 offices located in Delaware (46), Pennsylvania (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services through those branches and through Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions.
The Cash Connect® segment is a premier provider of ATM vault cash and smart safe and cash logistics in the U.S. It manages over $1.02 billion in total cash and services in over 21,000 non-bank ATMs nationwide and over 970 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates over 440 ATMs for the Bank, which has the largest branded ATM network in Delaware.
As a provider of ATM vault cash to the U.S. ATM industry, Cash Connect® is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 17-year history, Cash Connect® periodically has been exposed to losses through theft from armored courier companies and consistently has been able to recover losses through its risk management strategies.
The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through six businesses. WSFS Wealth Investments, with $169.8 million in assets under management (AUM), provides insurance and brokerage products primarily to our retail banking clients in assets under management. Cypress is a registered investment adviser with approximately $774.3 million in assets under management. Cypress is a fee-only wealth management firm offering a “balanced” investment style focused on preservation of capital and providing current income whose primary market segment is high net worth individuals. West Capital is a registered investment adviser with approximately $779.5 million in assets under management. West Capital is a fee-only wealth management firm which operates under a multi-family office philosophy and provides fully customized solutions tailored to the unique needs of institutions and high net worth individuals. Christiana Trust, with $15.85 billion in assets under management and administration, provides fiduciary and investment services to personal trust clients; and trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill Financial Solutions, LLC is a multi-family office that specializes in providing unique, independent solutions to high net worth individuals, families and corporate executives. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

As a provider of trust services to our clients, we are exposed to operational, reputation-related and legal risks due to the inherent complexity of the trust business. To mitigate these risks, we rely on the hiring, development and retention of experienced Associates, financial controls, managerial oversight, and other risk management practices. Also, from time to time our trust business may give rise to disputes with clients and we may be exposed to litigation which could result in significant costs. The ultimate outcome of any litigation is uncertain.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Our total assets increased $87.6 million, or 1%, to $6.85 billion during the three months ended March 31, 2017. Net loans increased $107.8 million, or 2%, primarily due to organic growth in our loan portfolio. Cash and cash equivalents increased $33.3 million, or 4%, primarily due to higher cash in non-owned ATMs reflecting the continued growth of our Cash Connect® segment. Partially offsetting these increases, loans held for sale decreased $25.4 million, or 46% consistent with our strategy to sell most newly originated residential mortgages in the secondary market. Stock in the Federal Home Loan Bank of Pittsburgh (FHLB) decreased $18.2 million, or 48%, due to a large short-term deposit from a trust relationship that resulted in a reduction in FHLB advances at March 31, 2017.
Total liabilities increased $71.0 million, or 1.2%, to $6.15 billion during the three months ended March 31, 2017. Deposits increased $638.4 million, or 13%, due to the aforementioned short-term trust deposit of $352.4 million that was received late in the first quarter of 2017, as well as strong organic growth. FHLB advances, used to fund growth in our balance sheet assets, decreased $556.1 million, or 65%, due to the increase in deposits.
Capital Resources
Senior Debt:
During the second quarter of 2016, WSFS issued $100.0 million in aggregate principal amount of 4.50% fixed-to-floating rate senior notes due on June 15, 2026. The Company is using the net proceeds from the offering for general corporate purposes.
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
In the first quarter of 2017, WSFS repurchased 62,000 shares of common stock at an average price of $45.41 as part of our 5% buyback program approved by the Board of Directors during the fourth quarter of 2015. WSFS has 892,194 shares, or nearly 3% of outstanding shares, remaining to repurchase under this authorization.
Stockholders’ equity increased $16.7 million between December 31, 2016 and March 31, 2017. This increase was primarily due to net income for the three months ended March 31, 2017 of $18.9 million, partially offset by the payment of common stock dividends and stock buybacks during the quarter.

Below is a table comparing the Bank and the Company’s consolidated capital position to the minimum regulatory requirements as of March 31, 2017:

	Consolidated Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$679,256	11.97%	$454,012	8.00%	$567,516	10.00%
WSFS Financial Corporation	637,344	11.21%	455,025	8.00%	568,781	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	638,377	11.25%	340,509	6.00%	454,012	8.00%
WSFS Financial Corporation	596,465	10.49%	341,269	6.00%	455,025	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	638,377	11.25%	255,382	4.50%	368,885	6.50%
WSFS Financial Corporation	531,528	9.35%	255,952	4.50%	369,708	6.50%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	638,377	9.60%	265,948	4.00%	332,436	5.00%
WSFS Financial Corporation	596,465	8.94%	266,836	4.00%	333,544	5.00%
Book value per share of common stock was $22.38 at March 31, 2017, an increase of $0.48, or 2% from $21.90 at December 31, 2016. Tangible common book value per share of common stock (a non-GAAP financial measure) was $16.33 at March 31, 2017, an increase of $0.53, or 3%, from $15.80 at December 31, 2016. For a reconciliation of tangible common book value per share to book value per share in accordance with GAAP, see Reconciliation of Non-GAAP Measure to GAAP.
Regulators have established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. A depository institution’s capital tier depends on its capital levels in relation to various relevant capital measures, which include leveraged and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets.
Not included in the Bank’s capital, the Company separately held $97.1 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
As shown in the table above, as of March 31, 2017, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.
Liquidity
We manage our liquidity and funding needs through our Treasury function and our Asset/Liability Committee. We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. Also, liquidity risk management is a primary area of examination by the banking regulators.
We have ready access to several funding sources to fund growth and meet our liquidity needs. Among these are net income, retail deposit programs, loan repayments, FHLB borrowings, repurchase agreements, access to the Federal Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities and government sponsored enterprises notes, that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. We believe these sources are sufficient to maintain required and prudent levels of liquidity.

During the three months ended March 31, 2017, cash and cash equivalents increased $33.3 million to $855.3 million from $821.9 million as of December 31, 2016. Cash provided by operating activities was $48.2 million, reflecting the cash impact from earnings and sale of loans held for sale during the three months ended March 31, 2017. Cash used by investing activities was $82.6 million, primarily due to increased lending of $106.9 million, partially offset by net cash received from redemption of FHLB stock of $18.2 million. Cash provided by financing activities was $67.7 million, primarily from increases in cash of $623.2 million from net increases in deposit balances, offset by net cash repayment of $556.1 million in FHLB advances.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Nonaccruing loans:
Commercial	$16,520	$2,015
Owner-occupied commercial	4,020	2,078
Consumer	4,486	3,995
Commercial mortgages	9,695	9,821
Residential mortgages	4,957	4,967
Construction	—	—
Total nonaccruing loans	39,678	22,876
Other real estate owned	3,582	3,591
Restructured loans (1)	17,260	14,336
Total nonperforming assets	$60,520	$40,803
Past due loans: (1)
Residential mortgages	$850	$153
Consumer	106	285
Commercial and commercial mortgages	809	—
Total past due loans	$1,765	$438
Ratio of allowance for loan losses to total gross loans (2)	0.87%	0.89%
Ratio of nonaccruing loans to total gross loans (2)	0.87	0.51
Ratio of nonperforming assets to total assets	0.88	0.60
Ratio of loan loss allowance to nonaccruing loans	100.37	173.77
Ratio of loan loss allowance to total nonperforming assets	0.66	0.97

(1)	Accruing loans only, which includes acquired nonimpaired loans. Nonaccruing TDRs are included in their respective categories of nonaccruing loans.

(2)	Total loans exclude loans held for sale and reverse mortgages.

Nonperforming assets increased $19.7 million between December 31, 2016 and March 31, 2017. The increase was primarily due to one $9.7 million locally-based, C&I participation that was downgraded during the quarter after a targeted energy sector review at the agent bank. The loan relationship is current and resolution is expected in the near term with no impact to net chargeoffs. The remaining increase in nonperforming assets was primarily due to three smaller C&I relationships (ranging from $1.7 to $3.5 million) that were moved to nonaccruing status during the quarter. These relationships were from unrelated industries that had specific events that caused weakness in the underlying business. In each case, a comprehensive impairment analysis was completed and the results were included in the provision for loan losses for the three months ended March 31, 2017.
The ratio of nonperforming assets to total assets increased to 0.88% at March 31, 2017 from 0.60% at December 31, 2016. TDRs (accruing) increased during the three months ended March 31, 2017 by $2.9 million mainly due to the addition of one construction portfolio relationship of $1.7 million. Other Real Estate Owned (OREO) properties declined slightly due to the sale of seven properties totaling $1.7 million and offset by one new property at $1.6 million.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Three months ended	Three months ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Beginning balance	$40,803	$39,892
Additions	25,849	2,473
Collections	(2,824)	(3,940)
Transfers to accrual	(891)	—
Charge-offs, net	(2,417)	(746)
Ending balance	$60,520	$37,679
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

INTEREST RATE SENSITIVITY
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At March 31, 2017, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $78.9 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 91.3% at December 31, 2016 to 102.6% at March 31, 2017. Likewise, the one-year interest-sensitive gap as a percentage of total assets increased to 1.15% at March 31, 2017 from (4.41%) at December 31, 2016. The low rate level of sensitivity reflects our continuing efforts to effectively manage interest rate risk.
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure, which we are required to perform by federal regulation, measures the impact of an immediate change in interest rates in 100 basis point increments on the economic value of equity ratio. The economic value of the equity ratio is defined as the economic value of the estimated cash flows from assets and liabilities as a percentage of economic value of cash flows from total assets.

The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at March 31, 2017 and December 31, 2016:

March 31, 2017			December 31, 2016
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300	9%	14.84%	3%	14.04%
+200	6%	14.88%	2%	14.09%
+100	3%	14.78%	<1%	14.00%
—	—%	14.56%	—%	13.80%
-100	(3)%	13.84%	<1%	13.08%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates at that time.
We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

RESULTS OF OPERATIONS
We recorded net income of $18.9 million, or $0.59 per diluted common share, for the three months ended March 31, 2017, a $3.2 million, or 20% increase from $15.8 million, or $0.52 per share, for the three months ended March 31, 2016. Net interest income for the three months ended March 31, 2017 was $53.1 million, an increase of $7.7 million compared to the three months ended March 31, 2016, reflecting continued strong organic and acquisition-related growth in our loan portfolio, partially offset by higher interest expense related to deposit growth, FHLB advances and our issuance of senior unsecured notes in the second quarter of 2016. Noninterest income increased $4.4 million, primarily due to increased investment management and fiduciary revenue and growth in credit/debit card and ATM income - see “Noninterest (Fee) Income” for further information. Partially offsetting these increases was a $7.7 million increase in noninterest expenses, primarily reflecting our higher employee-related and ongoing operating costs to support our significant organic and acquisition growth - see “Noninterest Expense” for further information.
Our noninterest expenses are driven by our high-touch, high-service model. This combined with our significant and diverse fee income mix results in a first quarter 2017 efficiency ratio of 62.9% compared to 62.8% for the first quarter of 2016. Typically our first quarter efficiency ratio is impacted by both seasonal increases in our operating costs and a seasonal decrease in our fee income mix. Operating costs are primarily higher in the first quarter due to the seasonality associated with compensation and related costs, specifically related to taxes, 401(k) matching costs, incentive payments, annual merit increases and the reset of tax caps. Our fee income mix was primarily lower due to the typical first-quarter seasonality associated with our wealth management, Cash Connect® and mortgage banking businesses, in addition to the lower day count and impact across all segments.
Management believes its operating costs are at an appropriate level and scale for the Company’s size and products and services as our fee -based businesses typically carry a higher efficiency ratio as they derive revenue based on human capital versus assets. Management continues to optimize and review its operations in order to limit increases or reduce costs over the remainder of the year. Consistent with previous years, the Company expects gradual improvement of its efficiency ratio throughout the year, from the first quarter result of 62.9% trending towards a fourth quarter ratio in the high 50%s, and ultimately expects to achieve its goal of a relatively flat efficiency ratio for the full year 2017 as compared to full year 2016. The relatively flat efficiency ratio and core operating leverage year-over-year is due to continued reinvestment in our balance sheet and capabilities to support our organic and acquisition growth, as well as increased contributions from our fee-based businesses.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended March 31,
	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$1,392,925	$17,023	4.96%	$1,192,711	$14,280	4.82%
Residential real estate loans	281,953	4,981	7.07	281,501	3,909	5.55
Commercial loans	2,391,817	26,897	4.59	1,968,278	21,965	4.53
Consumer loans	457,373	5,408	4.80	361,040	4,093	4.56
Loans held for sale	41,092	372	3.62	32,891	315	3.83
Total loans	4,565,160	54,681	4.87	3,836,421	44,562	4.69
Mortgage-backed securities (3)	759,159	4,395	2.32	711,352	3,894	2.19
Investment securities (3)	228,841	1,249	3.17	203,665	1,220	3.54
Other interest-earning assets	42,910	501	4.67	30,558	370	4.87
Total interest-earning assets	5,596,070	60,826	4.46	4,781,996	50,046	4.27%
Allowance for loan losses	(40,556)			(37,544)
Cash and due from banks	145,712			93,998
Cash in non-owned ATMs	683,138			452,052
Bank-owned life insurance	101,522			90,290
Other noninterest-earning assets	348,582			215,201
Total assets	$6,834,468			$5,595,993
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$919,456	$385	0.17%	$766,209	$245	0.13%
Money market	1,323,969	1,026	0.31	1,098,595	749	0.27
Savings	574,252	213	0.15	443,822	139	0.13
Customer time deposits	581,547	1,090	0.76	574,422	745	0.52
Total interest-bearing customer deposits	3,399,224	2,714	0.32	2,883,048	1,878	0.26
Brokered certificates of deposit	175,789	361	0.83	166,974	241	0.58
Total interest-bearing deposits	3,575,013	3,075	0.35	3,050,022	2,119	0.28
FHLB of Pittsburgh advances	866,780	1,858	0.87	674,247	1,048	0.63
Trust preferred borrowings	67,011	446	2.70	67,011	371	2.23
Senior debt	152,103	2,121	5.58	53,741	942	7.01
Other borrowed funds (4)	142,292	223	0.64	155,011	210	0.54
Total interest-bearing liabilities	4,803,199	7,723	0.65%	4,000,032	4,690	0.47%
Noninterest-bearing demand deposits	1,255,950			949,607
Other noninterest-bearing liabilities	76,845			54,307
Stockholders’ equity	698,474			592,047
Total liabilities and stockholders’ equity	$6,834,468			$5,595,993
Excess of interest-earning assets over interest-bearing liabilities	$792,871			$781,964
Net interest and dividend income		$53,103			$45,356
Interest rate spread			3.81%			3.80%
Net interest margin			3.90%			3.87%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.

(2)	Average balances include nonperforming loans and net of unearned income.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased and securities sold under agreement to repurchase.

During the three months ended March 31, 2017, net interest income increased $7.7 million, or 17% from the three months ended March 31, 2016, and the net interest margin was 3.90%, a 3 basis point increase compared to 3.87% for the first quarter of 2016. These year-over-year increases in margin dollars and percentages reflect the positive impact of our combination with Penn Liberty, offset somewhat by higher funding costs to support the increase in Cash Connect's® fee-based bailment business.
Provision/Allowance for Loan Losses
We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio. Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments. For the three months ended March 31, 2017 and 2016, we recorded a provision for loan losses of $2.2 million and $0.8 million, respectively.
Our allowance for loan losses is based on the inherent risk of our loans and various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations. In addition, regional economic conditions are taken into consideration. The allowance for loan losses was $39.8 million at both March 31, 2017 and December 31, 2016. The allowance for loan losses and provision reflect the following; total net loans increased $107.8 million at March 31, 2017 when compared to December 31, 2016, loan downgrades and the addition of reserves were offset by payoff activity and improvement in qualitative adjustment factors due to continued improvement of economic conditions. The ratio of allowance for loan losses to total gross loans was 0.87% at March 31, 2017 and 0.89% at December 31, 2016. This ratio excluding the impact of all purchased loans would have been 1.04% at March 31, 2017.
The table below represents a summary of changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016, respectively.

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Beginning balance	$39,751	$37,089
Provision for loan losses	2,162	780
Charge-offs:
Commercial	1,255	179
Owner-occupied commercial	192	—
Commercial real estate	104	17
Construction	14	26
Residential real estate	11	14
Consumer	926	488
Overdrafts	217	143
Total charge-offs	2,719	867
Recoveries:
Commercial	84	110
Owner-occupied commercial	75	38
Commercial real estate	46	79
Construction	2	46
Residential real estate	120	22
Consumer	232	172
Overdrafts	73	87
Total recoveries	632	554
Net charge-offs	2,087	313
Ending balance	$39,826	$37,556
Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.19%	0.03%
(1) Ratios for the three months ended March 31, 2017 and 2016 are annualized

Noninterest (Fee) Income
During the first quarter of 2017, the Company earned fee income of $28.1 million, an increase of $4.4 million, or 19% , compared to $23.7 million in the first quarter of 2016. This increase is primarily due to an increase of $2.8 million in investment management and fiduciary income due to growth in several business lines and an increase of $1.2 million in credit/debit card and ATM income reflecting growth due to expanded revenue sources representing strong growth in our Wealth Management and Cash Connect® businesses.
Noninterest Expense
Noninterest expense for the first quarter of 2017 was $51.5 million, an increase of $7.7 million, or 18%, from $43.8 million in the first quarter of 2016. Contributing to the year-over-year increase was $4.8 million of ongoing operating costs from our combinations with Penn Liberty, Powdermill and West Capital. The remaining increase reflects higher compensation and related costs due to added staff and infrastructure costs to support overall franchise growth.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $8.6 million during the three months ended March 31, 2017, respectively, compared to an income tax expense of $8.7 million for the same period in 2016.
Our effective tax rate was 31.2% for the three months ended March 31, 2017 compared to 35.5% during the same period in 2016. The effective tax rate in 1Q 2017 decreased due to the tax benefit related to stock-based compensation activity during the quarter due to both the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation – Stock Compensation (Topic 718) during the second quarter of 2016, as well as higher tax benefits realized on stock-based compensation activity during the three months ended March 31, 2017, due to greater transaction volume and increases in the Company’s stock price. The tax benefit recognized during the three months ended March 31, 2017 was $1.3 million, whereas no benefit was recognized in first quarter of 2016.
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
Contractual Obligations
Our contractual obligations at March 31, 2017 did not significantly change from our contractual obligations at December 31, 2016 , which are disclosed in our 2016 Annual Report on Form 10-K, except for data processing obligations, the impact of which is shown in the table below.

(Dollars in thousands)	Total at March 31, 2017	Remainder of 2017	2018-2019	2020-2021	2022 and Beyond
Data processing obligations	$15,437	$5,226	$8,082	$1,801	$328

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

(Dollars and share amounts in thousands, except per share amounts)	March 31, 2017	December 31, 2016
Stockholders’ equity	$704,001	$687,336
Goodwill and other intangible assets	190,372	191,247
Tangible common equity (numerator)	$513,629	$496,089
Shares of common stock outstanding (denominator)	31,458	31,390
Book value per share of common stock	$22.38	$21.90
Goodwill and other intangible assets	6.05	6.10
Tangible book value per share of common stock	$16.33	$15.80

CRITICAL ACCOUNTING ESTIMATES
The preparation of the unaudited Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2017, it is possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.
For further discussion of our critical accounting estimates, see the "Management's Discussion and Analysis - Critical Accounting Estimates" section of our Annual Report on Form 10-K for the year ended December 31, 2016.

RECENT LEGISLATION
General
As a federally chartered savings institution the Bank is subject to regulation by the FHFA, an independent agency in the executive branch of the U.S. government, the FDIC, the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC), collectively referred to as the Federal banking agencies. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank is required to file periodic reports with the OCC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the FHFA and the Federal Reserve.

Basel III
In 2013, the Federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision (BCBS) capital guidelines for U.S. banking organizations. Under the final rules as of January 2015, minimum requirements increased for both the quantity and quality of capital maintained by the Company and the Bank. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of total capital to risk-weighted assets of 8.0%, and required a minimum Tier 1 leverage ratio of 4.0%. The final rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. The phase-in of the capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. For 2017, the capital conservation buffer is 1.25%. The final rules also revised the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments). As of March 31, 2017, we had approximately $67.0 million of trust preferred securities outstanding, all of which are counted as Tier 1 capital.
The phase-in period for the final rules began for us on January 1, 2015. Full compliance with all of the final rule’s requirements phased in over a multi-year schedule is required by January 1, 2019. As of March 31, 2017, the Company and the Bank met the applicable standards, and the Bank was “well-capitalized” under the prompt corrective action rules.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Incorporated herein by reference from Item 2 Part I (Interest Rate Sensitivity) of this Quarterly Report on Form 10-Q.

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

(b)
Changes in internal control over financial reporting. During the quarter ended March 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings
Incorporated herein by reference to Note 17 – Legal and Other Proceedings to the Consolidated Financial Statements

Item 1A.    Risk Factors

There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, previously filed with the SEC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2017.

2017	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January	20,000	$45.67	20,000	934,194
February	22,000	45.16	22,000	912,194
March	20,000	45.42	20,000	892,194
Total	62,000	$45.41	62,000

(1)
During the fourth quarter of 2015, the Board of Directors approved a stock buyback program of up to 5% of then-outstanding shares of common stock. Under the program, purchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. There is no fixed termination date for the repurchase program, and the repurchase program may be suspended or discontinued at any time.

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

WSFS FINANCIAL CORPORATION

Date: May 9, 2017	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)