Form 10-Q
period 2017-06-30
WSFS FINANCIAL CORP
filed 2017-08-08
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 31,418,069 shares of common stock, par value $0.01 per share, outstanding at August 3, 2017.

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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in thousands, except per share data)	(Unaudited)
Interest income:
Interest and fees on loans	$56,073	$45,983	$110,754	$90,545
Interest on mortgage-backed securities	4,782	3,910	9,177	7,804
Interest and dividends on investment securities:
Taxable	6	85	123	162
Tax-exempt	1,130	1,141	2,262	2,284
Other interest income	343	384	844	754
	62,334	51,503	123,160	101,549
Interest expense:
Interest on deposits	3,341	2,204	6,416	4,322
Interest on senior debt	2,121	1,175	4,242	2,117
Interest on Federal Home Loan Bank advances	1,797	1,124	3,655	2,172
Interest on federal funds purchased and securities sold under agreements to repurchase	235	162	436	344
Interest on trust preferred borrowings	472	397	918	768
Interest on other borrowings	54	27	76	56
	8,020	5,089	15,743	9,779
Net interest income	54,314	46,414	107,417	91,770
Provision for loan losses	1,843	1,254	4,005	2,034
Net interest income after provision for loan losses	52,471	45,160	103,412	89,736
Noninterest income:
Credit/debit card and ATM income	8,925	7,253	17,056	14,154
Investment management and fiduciary income	8,835	6,282	16,874	11,536
Deposit service charges	4,560	4,342	8,957	8,618
Mortgage banking activities, net	1,844	1,816	3,029	3,470
Securities gains, net	708	545	1,028	850
Loan fee income	451	480	1,000	957
Bank owned life insurance income	302	211	578	442
Other income	6,051	4,578	11,246	9,149
	31,676	25,507	59,768	49,176
Noninterest expense:
Salaries, benefits and other compensation	28,223	23,509	57,059	46,385
Occupancy expense	4,684	3,955	9,846	8,225
Equipment expense	3,498	2,516	6,622	4,989
Professional fees	2,669	2,934	4,304	5,337
Data processing and operations expenses	1,750	1,522	3,368	3,064
Marketing expense	932	801	1,556	1,465
Loan workout and OREO expenses	499	45	1,020	548
FDIC expenses	594	773	1,123	1,611
Corporate development expense	366	549	704	1,118
Other operating expense	9,512	8,081	18,631	15,741
	52,727	44,685	104,233	88,483
Income before taxes	31,420	25,982	58,947	50,429
Income tax provision	10,850	8,504	19,440	17,181
Net income	$20,570	$17,478	$39,507	$33,248
Earnings per share:
Basic	$0.65	$0.59	$1.26	$1.12
Diluted	$0.64	$0.58	$1.22	$1.10
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in thousands)	(Unaudited)		(Unaudited)
Net Income	$20,570	$17,478	$39,507	$33,248
Other comprehensive income:
Net change in unrealized gains on investment securities available for sale
Net unrealized gains arising during the period, net of tax expense of $1,958, $2,870, $2,737 and $9,350, respectively	3,241	4,683	4,513	15,255
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $253, $207, $367 and $323, respectively	(455)	(338)	(661)	(527)
	2,786	4,345	3,852	14,728
Net change in securities held to maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $62, $62, $121 and $127, respectively	(97)	(100)	(198)	(203)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of ($15), ($13), ($27) and $280, respectively	(22)	(22)	(45)	456
Net change in cash flow hedge
Net unrealized gain arising during the period, net of tax expense of $161, $0, $92 and $0, respectively	262	—	150	—
Total other comprehensive income	2,929	4,223	3,759	14,981
Total comprehensive income	$23,499	$21,701	$43,266	$48,229
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017	December 31, 2016
(Dollars in thousands, except per share and share data)	(Unaudited)
Assets:
Cash and due from banks	$118,555	$119,929
Cash in non-owned ATMs	623,232	698,454
Interest-bearing deposits in other banks including collateral of $3,380 at June 30, 2017 and December 31, 2016	3,524	3,540
Total cash and cash equivalents	745,311	821,923
Investment securities, available for sale (amortized cost of $825,488 at June 30, 2017 and $807,761 at December 31, 2016)	818,495	794,543
Investment securities, held to maturity-at cost (fair value of $163,903 at June 30, 2017 and $163,232 at December 31, 2016)	162,598	164,346
Loans, held for sale at fair value	35,425	54,782
Loans, net of allowance for loan losses of $40,005 at June 30, 2017 and $39,751 at December 31, 2016	4,579,715	4,444,375
Bank owned life insurance	102,007	101,425
Stock in Federal Home Loan Bank of Pittsburgh-at cost	35,832	38,248
Other real estate owned	2,121	3,591
Accrued interest receivable	16,742	17,027
Premises and equipment	47,505	48,871
Goodwill	166,007	167,539
Intangible assets	23,976	23,708
Other assets	86,693	84,892
Total assets	$6,822,427	$6,765,270
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$1,319,749	$1,266,306
Interest-bearing demand	927,465	935,333
Money market	1,297,024	1,257,520
Savings	572,476	547,293
Time	311,804	332,624
Jumbo certificates of deposit – customer	223,311	260,560
Total customer deposits	4,651,829	4,599,636
Brokered deposits	182,221	138,802
Total deposits	4,834,050	4,738,438
Federal funds purchased and securities sold under agreements to repurchase	65,000	130,000
Federal Home Loan Bank advances	823,651	854,236
Trust preferred borrowings	67,011	67,011
Senior debt	152,313	152,050
Other borrowed funds	54,779	64,150
Accrued interest payable	2,405	1,151
Other liabilities	100,595	70,898
Total liabilities	6,099,804	6,077,934
Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 56,173,802 at June 30, 2017 and 55,995,219 at December 31, 2016	581	580
Capital in excess of par value	331,905	329,457
Accumulated other comprehensive loss	(3,858)	(7,617)
Retained earnings	662,186	627,078
Treasury stock at cost, 24,739,145 shares at June 30, 2017 and 24,605,145 shares at December 31, 2016	(268,191)	(262,162)
Total stockholders’ equity	722,623	687,336
Total liabilities and stockholders’ equity	$6,822,427	$6,765,270
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(Dollars and share data in thousands)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2015	55,945,245	$560	$256,435	$696	$570,630	$(247,850)	$580,471
Net Income	—	—	—	—	33,248	—	33,248
Other comprehensive income	—	—	—	14,981	—	—	14,981
Cash dividend, $0.12 per share	—	—	—	—	(3,556)	—	(3,556)
Issuance of common stock including proceeds from exercise of common stock options	145,276	2	1,721	—	—	—	1,723
Stock-based compensation expense	—	—	1,363	—	—	—	1,363
Repurchase of common stock, 359,371 shares	—	—	—	—	—	(11,034)	(11,034)
Balance, June 30, 2016	56,090,521	$562	$259,519	$15,677	$600,322	$(258,884)	$617,196

Balance, December 31, 2016	55,995,219	$580	$329,457	$(7,617)	$627,078	$(262,162)	$687,336
Net Income	—	—	—	—	39,507	—	39,507
Other comprehensive income	—	—	—	3,759	—	—	3,759
Cash dividend, $0.14 per share	—	—	—	—	(4,399)	—	(4,399)
Issuance of common stock including proceeds from exercise of common stock options	178,583	1	884	—	—	—	885
Stock-based compensation expense	—	—	1,564	—	—	—	1,564
Repurchase of common stock, 133,000 shares	—	—	—	—	—	(6,029)	(6,029)
Balance, June 30, 2017	56,173,802	$581	$331,905	$(3,858)	$662,186	$(268,191)	$722,623

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
(Dollars in thousands)	(Unaudited)
Operating activities:
Net Income	$39,507	$33,248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,005	2,034
Depreciation of premises and equipment, net	4,286	3,699
Amortization of fees and discounts, net	10,266	8,239
Amortization of intangible assets	1,639	1,015
Decrease (increase) in accrued interest receivable	285	(124)
Increase in other assets	(8,156)	(2,440)
Origination of loans held for sale	(181,851)	(152,484)
Proceeds from sales of loans held for sale	192,130	160,686
Gain on mortgage banking activities, net	(3,029)	(3,470)
Gain on sale of securities, net	(1,028)	(850)
Stock-based compensation expense	1,564	1,480
Increase in accrued interest payable	1,254	1,272
Decrease in other liabilities	(1,004)	(473)
Loss on sale of other real estate owned and valuation adjustments, net	131	162
Deferred income tax expense	2,808	3,821
Increase in value of bank owned life insurance	(582)	(1,283)
Increase in capitalized interest, net	(2,334)	(2,688)
Net cash provided by operating activities	$59,891	$51,844
Investing activities:
Purchases of investment securities held to maturity	$—	$(3,329)
Repayments, maturities and calls of investment securities held to maturity	780	1,810
Sale of investment securities available for sale	351,614	101,348
Purchases of investment securities available for sale	(481,978)	(159,684)
Repayments of investment securities available for sale	144,208	35,570
Net increase in loans	(135,856)	(74,579)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(100,438)	(38,599)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	102,854	31,179
Sales of other real estate owned	4,105	2,657
Investment in premises and equipment	(4,490)	(3,870)
Sales of premises and equipment	1,585	—
Net cash used for investing activities	$(117,616)	$(107,497)

	Six Months Ended June 30,
	2017	2016
(Dollars in thousands)	(Unaudited)
Financing activities:
Net increase in demand and saving deposits	$101,267	$17,446
Decrease in time deposits	(58,069)	(46,594)
Increase in brokered deposits	43,419	2,396
Decrease in loan payable	(376)	(386)
Receipts from FHLB advances	72,320,785	57,591,203
Repayments of FHLB advances	(72,351,370)	(57,373,950)
Receipts from federal funds purchased and securities sold under agreement to repurchase	12,312,000	16,434,870
Repayments of federal funds purchased and securities sold under agreement to repurchase	(12,377,000)	(16,512,070)
Dividends paid	(4,399)	(3,556)
Issuance of common stock and exercise of common stock options	885	1,723
Issuance of senior debt	—	98,319
Purchase of treasury stock	(6,029)	(11,034)
Net cash (used) provided by financing activities	$(18,887)	$198,367
(Decrease) increase in cash and cash equivalents	(76,612)	142,714
Cash and cash equivalents at beginning of period	821,923	561,179
Cash and cash equivalents at end of period	$745,311	$703,893
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$14,490	$8,507
Cash paid for income taxes, net	10,352	12,493
Loans transferred to other real estate owned	2,766	674
Loans transferred to portfolio from held-for-sale at fair value	11,015	3,670
Net change in accumulated other comprehensive income	3,759	14,981
Non-cash goodwill adjustments, net	(1,532)	(360)
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
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
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with customer deposits and borrowings. In addition, we offer a variety of wealth management and trust services to personal and corporate customers. The Federal Deposit Insurance Corporation (FDIC) insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 76 offices located in Delaware (45), Pennsylvania (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this quarterly report.
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
Our accounting and reporting policies conform to Generally Accepted Accounting Principles (GAAP) in the U.S., prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2017. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report on Form 10-K") that was filed with the SEC on March 1, 2017 and is available at www.sec.gov or on our website at http://investors.wsfsbank.com/financials.cfm. All significant intercompany transactions were eliminated in consolidation.
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2016 Annual Report on Form 10-K. There have not been any material changes in our significant accounting policies from those disclosed in our 2016 Annual Report on Form 10-K.
Senior Debt
On June 13, 2016, the Company issued $100.0 million of senior unsecured fixed-to-floating rate notes (the senior debt). The senior unsecured notes mature on June 15, 2026 and have a fixed coupon rate of 4.50% from issuance until June 15, 2021 and a variable coupon rate of three month LIBOR plus 3.30% from June 15, 2021 until maturity. The senior unsecured notes may be redeemed beginning on June 15, 2021 at 100% of principal plus accrued and unpaid interest. The net proceeds from the issuance of the notes are being used for general corporate purposes.

In 2012, we issued $55.0 million in aggregate principal amount of 6.25% senior notes due 2019 (the 2012 senior debt). The 2012 senior debt is unsecured and ranks equally with all of our other present and future unsecured unsubordinated obligations. Both the senior debt and the 2012 senior debt are effectively subordinated to our secured indebtedness and structurally subordinated to the indebtedness of our subsidiaries. At our option, the 2012 senior debt is callable, in whole or in part, on September 1, 2017, or on any scheduled interest payment date thereafter, at a price equal to the outstanding principal amount to be redeemed plus accrued and unpaid interest. We expect to call the 2012 senior debt, which matures on September 1, 2019, during the third quarter of 2017.
Acquisitions in 2016
On August 12, 2016, we completed the acquisition of Penn Liberty Financial Corp. (Penn Liberty), a community bank headquartered in Wayne, Pennsylvania in order to build our market share, deepen our presence in the southeastern Pennsylvania market, and enhance our customer base. The results of Penn Liberty’s operations are included in our Consolidated Financial Statements since the date of the acquisition. See Note 2 – Business Combinations for further information.
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
Correction of Prior Period Balances
The Consolidated Statements of Income for the three and six months ended June 30, 2016 have been revised to correct an immaterial error in Noninterest income - Other income and Noninterest expense - Other operating expense related to revenue earned for cash servicing fees. As a result, the Consolidated Statements of Income have been revised to reflect these changes, as follows:

	Three months ended June 30, 2016			Six months ended June 30, 2016
Dollars in thousands	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Noninterest income - Other income	$3,920	$658	$4,578	$7,892	$1,257	$9,149
Noninterest expense - Other operating expense	7,423	658	8,081	14,484	1,257	15,741
The above revisions had no effect on earnings per share or retained earnings. Periods not presented herein will be revised, as applicable, as they are included in future filings.

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2017
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-05: Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which amends Accounting Standards Codification (ASC) Topic 815: Derivatives and Hedging. This new guidance clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, cause a hedge accounting relationship to be discontinued because it does not represent a termination of the original derivative instrument or a change in the critical terms of the hedge relationship. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. Early adoption is permitted, including adoption in an interim period. The Company adopted this accounting guidance during the quarter ended March 31, 2017 on a prospective basis with no impact to our Consolidated Financial Statements.

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
In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, Investments - Equity Method and Joint Ventures (Topic 323). ASU 2016-07 eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The standard is effective for all entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied prospectively to changes in ownership (or influence) after the adoption date. The Company adopted this accounting guidance during the quarter ended March 31, 2017 on a prospective basis with no impact to our Consolidated Financial Statements.
Accounting Guidance Pending Adoption at June 30, 2017

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Gross versus Net), which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and 2016-12, Narrow-Scope Improvements and Practical Expedients, both of which provide additional clarification of certain provisions in Topic 606. These Accounting Standards Codification (“ASC”) updates are effective for public business entities in annual and interim reporting periods in fiscal years beginning after December 15, 2017. Early application is permitted for all entities, but not before annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or retrospectively with the cumulative effect transition method. For revenue streams determined to be within the scope of the standard, we are continuing to evaluate the related accounting policies, practices and reporting to identify and understand any impact the standard may have on the Company’s Consolidated Financial Statements. Our preliminary evaluation continues to suggest that adoption of this guidance is not expected to have a material effect on our Consolidated Financial Statements. The Company expects to complete its assessment in the second half of 2017 and will adopt the guidance on January 1, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. Adoption using the modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has begun the process of identifying our complete lease population as defined by the guidance. Our preliminary review of the guidance suggests that adoption will result in additional assets and liabilities on our Consolidated Balance Sheet. The Company expects to adopt the guidance on January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is in the early stages of evaluating the impact of this guidance on its Consolidated Financial Statements. Our preliminary review of the guidance suggests that adoption may materially increase the allowance for loan losses. Management is in the process of creating a project team to lead the implementation of this guidance. The Company expects to adopt the guidance on January 1, 2020.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new, two-step framework for determining whether a transaction is accounted for as an acquisition (or disposal) of assets or a business. The first step is evaluating whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the transaction is not considered a business. Also, in order to be considered a business, the transaction would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for public entities in annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or been made available for issuance. The Company does not expect the application of this guidance to have any impact on its Consolidated Financial Statements.

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
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. The new guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the award’s fair value, vesting conditions and classification remain the same immediately before and after the change, modification accounting is not applied. Additionally, the guidance does not require valuation before or after the change if the change does not affect any of the inputs to the model used to value the award. The guidance is effective for all entities in annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The new guidance will be applied on a prospective basis to awards modified on or after the adoption date. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.

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
In connection with the merger, the consideration transferred and the fair value of identifiable assets acquired and liabilities assumed, including remeasurement adjustments subsequent to the date of acquisition, are summarized in the following table:

(Dollars in thousands)	Fair Value
Consideration Transferred:
Common shares issued (1,806,748)	$68,352
Cash paid to Penn Liberty stock and option holders	40,549
Value of consideration	108,901
Assets acquired:
Cash and due from banks	102,301
Investment securities	627
Loans	483,203
Premises and equipment	6,817
Deferred income taxes	6,542
Bank owned life insurance	8,666
Core deposit intangible	2,882
Other real estate owned	996
Other assets	12,085
Total assets	624,119
Liabilities assumed:
Deposits	568,706
Other borrowings	10,000
Other liabilities	3,738
Total liabilities	582,444
Net assets acquired:	41,675
Goodwill resulting from acquisition of Penn Liberty	$67,226
The following table details the change to goodwill recorded subsequent to acquisition:

(Dollars in thousands)	Fair Value
Goodwill resulting from the acquisition of Penn Liberty reported as of December 31, 2016	$68,814
Effects of adjustments to:
Deferred income taxes	880
Loans	279
Other assets	(1,440)
Other liabilities	(1,307)
Adjusted goodwill resulting from the acquisition of Penn Liberty as of June 30, 2017	$67,226
In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates.

3. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income	$20,570	$17,478	$39,507	$33,248
Denominator:
Weighted average basic shares	31,443	29,545	31,425	29,608
Dilutive potential common shares	869	606	899	582
Weighted average fully diluted shares	32,312	30,151	32,324	30,190
Earnings per share:
Basic	$0.65	$0.59	$1.26	$1.12
Diluted	$0.64	$0.58	$1.22	$1.10
Outstanding common stock equivalents having no dilutive effect	—	5	10	20

4. INVESTMENT SECURITIES
The following tables detail the amortized cost and the estimated fair value of our available-for-sale and held-to-maturity investment securities. None of our investment securities are classified as trading.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities:
June 30, 2017
GSE	$2,993	$—	$—	$2,993
CMO	316,395	1,152	2,708	314,839
FNMA MBS	400,598	1,135	5,773	395,960
FHLMC MBS	77,815	168	839	77,144
GNMA MBS	27,050	294	405	26,939
Other investments	637	—	17	620
	$825,488	$2,749	$9,742	$818,495
December 31, 2016
GSE	$35,061	$9	$60	$35,010
CMO	264,607	566	3,957	261,216
FNMA MBS	414,218	950	9,404	405,764
FHLMC MBS	64,709	135	1,330	63,514
GNMA MBS	28,540	303	427	28,416
Other investments	626	—	3	623
	$807,761	$1,963	$15,181	$794,543

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held-to-Maturity Securities(1)
June 30, 2017
State and political subdivisions	$162,598	$1,525	$220	$163,903
December 31, 2016
State and political subdivisions	$164,346	$271	$1,385	$163,232

(1)
Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $1.9 million and $2.2 million at June 30, 2017 and December 31, 2016, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The scheduled maturities of investment securities available for sale and held to maturity at June 30, 2017 and December 31, 2016 are presented in the table below:

	Available for Sale (1) (2)
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2017
Within one year	$2,993	$2,993
After one year but within five years	10,043	10,062
After five years but within ten years	195,075	191,104
After ten years	616,740	613,716
	$824,851	$817,875
December 31, 2016
Within one year	$16,009	$16,017
After one year but within five years	19,052	18,992
After five years but within ten years	276,635	270,300
After ten years	495,439	488,611
	$807,135	$793,920

	Held to Maturity (2)
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2017
Within one year	$—	$—
After one year but within five years	5,906	5,949
After five years but within ten years	13,142	13,276
After ten years	143,550	144,678
	$162,598	$163,903
December 31, 2016
Within one year	$—	$—
After one year but within five years	6,168	6,162
After five years but within ten years	8,882	8,870
After ten years	149,296	148,200
	$164,346	$163,232
 (1) Included in the investment portfolio, but not in the table above, is a mutual fund with an amortized cost and fair value of $0.6 million and $0.6 million as of June 30, 2017 and December 31, 2016 which has no stated maturity.

(2)	Actual maturities could differ.
Mortgage-backed securities (MBS) have expected maturities that differ from their contractual maturities. These differences arise because borrowers have the right to call or prepay obligations with or without a prepayment penalty.
Investment securities with fair market values aggregating $571.6 million and $562.5 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of June 30, 2017 and December 31, 2016, respectively.
During the six months ended June 30, 2017, we sold $351.6 million of investment securities categorized as available for sale, resulting in realized gains of $1.1 million and realized losses of less than $0.1 million. During the six months ended June 30, 2016, we sold $101.3 million of investment securities categorized as available for sale, resulting in realized gains of $0.9 million and no realized losses. The cost basis of all investment securities sales is based on the specific identification method.
As of June 30, 2017 and December 31, 2016, our investment securities portfolio had remaining unamortized premiums of $15.5 million and $18.0 million, respectively, and unaccreted discounts of $0.8 million and $0.4 million, respectively.

For investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at June 30, 2017.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
CMO	$174,552	$2,654	$4,143	$54	$178,695	$2,708
FNMA MBS	255,044	5,773	—	—	255,044	5,773
FHLMC MBS	45,583	839	—	—	45,583	839
GNMA MBS	12,097	313	3,733	92	15,830	405
Other investments	620	17	—	—	620	17
Total temporarily impaired investments	$487,896	$9,596	$7,876	$146	$495,772	$9,742

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Held-to-maturity securities:
State and political subdivisions	$32,927	$193	$1,969	$27	$34,896	$220
Total temporarily impaired investments	$32,927	$193	$1,969	$27	$34,896	$220
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

At June 30, 2017, we owned investment securities totaling $530.7 million for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $10.0 million at June 30, 2017. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.
All securities, with the exception of one having a fair value of $1.0 million at June 30, 2017, were AA-rated or better at the time of purchase and remained investment grade at June 30, 2017. All securities were evaluated for OTTI at June 30, 2017 and December 31, 2016. The result of this evaluation showed no OTTI as of June 30, 2017 or December 31, 2016. The estimated weighted average duration of MBS was 5.04 years at June 30, 2017.
5. LOANS
The following table shows our loan portfolio by category:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commercial and industrial	$1,323,664	$1,287,731
Owner-occupied commercial	1,109,876	1,078,162
Commercial mortgages	1,147,006	1,163,554
Construction	279,806	222,712
Residential (1)	274,235	289,611
Consumer	492,817	450,029
	4,627,404	4,491,799
Less:
Deferred fees, net	7,684	7,673
Allowance for loan losses	40,005	39,751
Net loans	$4,579,715	$4,444,375
(1) Includes reverse mortgages, at fair value of $21.6 million at June 30, 2017 and $22.6 million at December 31, 2016.
The following table shows the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the Company applies ASC 310-30 as of the dates indicated:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Outstanding principal balance	$38,401	$41,574
Carrying amount	30,560	33,104
Allowance for loan losses	588	510

The following table presents the changes in accretable yield on the acquired credit impaired loans for the six months ended June 30, 2017:

(Dollars in thousands)	Six months ended June 30, 2017
Balance at beginning of period	$5,150
Accretion	(1,575)
Reclassification from nonaccretable difference	1,243
Additions/adjustments	(211)
Disposals	(4)
Balance at end of period	$4,603

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
When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, if necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the six months ended June 30, 2017 and 2016, net charge-offs totaled $3.8 million or 0.17% of average loans annualized, and $1.4 million, or 0.07% of average loans annualized, respectively.
Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled as follows: commercial, owner-occupied commercial, commercial mortgages and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last 26 quarters. During the six months ended June 30, 2017, we increased the look-back period to 26 quarters from the 24 quarters used at December 31, 2016. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the core reserves calculated by the ALLL model are adequately considering the losses within a full credit cycle.
Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 26 quarter look-back period.
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

The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be approximately 9 quarters as of June 30, 2017. Our residential mortgage and consumer LEP remained at 4 quarters as of June 30, 2017. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP annually for our commercial portfolio and review the current 4 quarter LEP for the retail portfolio to determine the continued reasonableness of this assumption.
In prior periods, we had a component of the allowance for model estimation and complexity risk reserve. During the second quarter of 2016 as a result of continued refinement of the model and normal review of the factors, we removed the model estimation and complexity risk reserve from our calculation of the allowance of loan losses.
Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.
The following tables provide the activity of our allowance for loan losses and loan balances for the three and six months ended June 30, 2017:

(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(1)	Consumer	Total
Three months ended June 30, 2017
Allowance for loan losses
Beginning balance	$14,205	$6,030	$8,335	$2,961	$2,054	$6,241	$39,826
Charge-offs	(929)	—	(402)	(117)	(42)	(888)	(2,378)
Recoveries	319	33	7	2	10	343	714
Provision (credit)	520	(265)	(853)	471	17	1,453	1,343
Provision for acquired loans	109	18	248	115	11	(1)	500
Ending balance	$14,224	$5,816	$7,335	$3,432	$2,050	$7,148	$40,005
Six months ended June 30, 2017
Allowance for loan losses
Beginning balance	$13,339	$6,588	$8,915	$2,838	$2,059	$6,012	$39,751
Charge-offs	(2,184)	(192)	(506)	(131)	(53)	(2,031)	(5,097)
Recoveries	403	108	53	4	130	648	1,346
Provision (credit)	2,469	(706)	(1,371)	629	(97)	2,533	3,457
Provision for acquired loans	197	18	244	92	11	(14)	548
Ending balance	$14,224	$5,816	$7,335	$3,432	$2,050	$7,148	$40,005
Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,342	$—	$1,464	$772	$869	$195	$4,642
Loans collectively evaluated for impairment	12,587	5,783	5,714	2,595	1,147	6,949	34,775
Acquired loans evaluated for impairment	295	33	157	65	34	4	588
Ending balance	$14,224	$5,816	$7,335	$3,432	$2,050	$7,148	$40,005
Period-end loan balances evaluated for:
Loans individually evaluated for impairment (2)	$14,845	$3,432	$10,941	$4,808	$14,023	$8,396	$56,445
Loans collectively evaluated for impairment	1,171,831	945,919	921,069	252,637	157,653	439,273	3,888,382
Acquired nonimpaired loans	130,986	148,686	204,809	20,340	80,074	44,902	629,797
Acquired impaired loans	6,002	11,839	10,187	2,021	852	246	31,147
Ending balance (3)	$1,323,664	$1,109,876	$1,147,006	$279,806	$252,602	$492,817	$4,605,771

(1)	Period-end loan balance excludes reverse mortgages, at fair value of $21.6 million.

(2)
The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $18.1 million for the period ending June 30, 2017. Accruing troubled debt restructured loans are considered impaired loans.

(3)	Ending loan balances do not include net deferred fees.

The following table provides the activity of the allowance for loan losses and loan balances for the six months ended June 30, 2016:

(Dollars in thousands)	Commercial	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(1)	Consumer	Complexity Risk(2)	Total
Three months ended June 30, 2016
Allowance for loan losses
Beginning balance	$11,482	$6,702	$6,516	$3,609	$2,269	$5,954	$1,024	$37,556
Charge-offs	(727)	(141)	(61)	(3)	(15)	(818)	—	(1,765)
Recoveries	224	13	34	—	57	373	—	701
Provision (credit)	353	133	1,598	(352)	22	317	(1,024)	1,047
Provision for acquired loans	70	16	48	54	19	—	—	207
Ending balance	$11,402	$6,723	$8,135	$3,308	$2,352	$5,826	$—	$37,746
Six months ended June 30, 2016
Allowance for loan losses
Beginning balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089
Charge-offs	(906)	(141)	(78)	(29)	(29)	(1,449)	—	(2,632)
Recoveries	334	51	113	46	79	632	—	1,255
Provision (credit)	837	127	1,561	(280)	2	717	(1,010)	1,954
Provision for acquired loans	(19)	16	52	50	19	(38)		80
Ending balance	$11,402	$6,723	$8,135	$3,308	$2,352	$5,826	$—	$37,746
Period-end allowance allocated to:
Loans individually evaluated for impairment	$426	$—	$—	$211	$992	$205	$—	$1,834
Loans collectively evaluated for impairment	10,923	6,686	8,009	3,038	1,340	5,621	—	35,617
Acquired loans evaluated for impairment	53	37	126	59	20	—	—	295
Ending balance	$11,402	$6,723	$8,135	$3,308	$2,352	$5,826	$—	$37,746
Period-end loan balances:
Loans individually evaluated for impairment (3)	$2,558	$838	$1,702	$1,419	$14,416	$7,965	$—	$28,898
Loans collectively evaluated for impairment	1,045,918	857,270	869,771	181,440	153,811	352,675	—	3,460,885
Acquired nonimpaired loans	58,423	70,465	108,212	12,086	67,484	13,990	—	330,660
Acquired impaired loans	1,711	9,757	10,560	4,094	946	4	—	27,072
Ending balance (4)	$1,108,610	$938,330	$990,245	$199,039	$236,657	$374,634	$—	$3,847,515

(1)	Period-end loan balance excludes reverse mortgages, at fair value of $25.3 million.

(2)	Represents the portion of the allowance for loan losses established to capture factors not already included in other components in our allowance for loan losses methodology.

(3)
The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $14.1 million for the period ending June 30, 2016. Accruing troubled debt restructured loans are considered impaired loans.

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

The following tables show our nonaccrual and past due loans at the dates indicated:

	June 30, 2017
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$901	$6	$—	$907	$1,302,051	$6,002	$14,704	$1,323,664
Owner-occupied commercial	—	—	—	—	1,094,605	11,839	3,432	1,109,876
Commercial mortgages	237	—	—	237	1,125,854	10,187	10,728	1,147,006
Construction	—	—	—	—	276,723	2,021	1,062	279,806
Residential(1)	2,411	348	—	2,759	244,031	852	4,960	252,602
Consumer	598	488	92	1,178	487,897	246	3,496	492,817
Total (2)	$4,147	$842	$92	$5,081	$4,531,161	$31,147	$38,382	$4,605,771
% of Total Loans	0.09%	0.02%	—%	0.11%	98.38%	0.68%	0.83%	100%

(1)	Residential accruing current balances excludes reverse mortgages at fair value of $21.6 million.

(2)	The balances above include a total of $629.8 million of acquired nonimpaired loans.

	December 31, 2016
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,507	$278	$—	$1,785	$1,277,748	$6,183	$2,015	$1,287,731
Owner-occupied commercial	116	540	—	656	1,063,306	12,122	2,078	1,078,162
Commercial mortgages	167	—	—	167	1,143,180	10,386	9,821	1,163,554
Construction	132	—	—	132	218,886	3,694	—	222,712
Residential(1)	3,176	638	153	3,967	257,234	860	4,967	267,028
Consumer	392	346	285	1,023	444,642	369	3,995	450,029
Total(2)	$5,490	$1,802	$438	$7,730	$4,404,996	$33,614	$22,876	$4,469,216
% of Total Loans	0.12%	0.04%	0.01%	0.17%	98.57%	0.75%	0.51%	100%

(1)	Residential accruing current balances excludes reverse mortgages, at fair value of $22.6 million.

(2)	The balances above include a total of $724.1 million of acquired nonimpaired loans.
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

The following tables provide an analysis of our impaired loans at June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$16,906	$2,632	$14,274	$1,637	$18,726	$9,771
Owner-occupied commercial	8,232	3,432	4,800	33	8,662	5,346
Commercial mortgages	13,821	2,997	10,824	1,621	19,091	11,256
Construction	6,114	1,779	4,335	837	6,208	3,918
Residential	14,605	8,167	6,438	903	17,415	14,778
Consumer	8,436	7,234	1,202	199	11,300	8,319
Total (2)	$68,114	$26,241	$41,873	$5,230	$81,402	$53,388

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)
The above includes acquired impaired loans totaling $11.7 million in the ending loan balance and $12.9 million in the contractual principal balance of the total acquired impaired loan portfolio of $31.1 million

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

(2)
The above includes acquired impaired loans totaling $12.8 million in the ending loan balance and $15.0 million in the contractual principal balance of the total acquired impaired loan portfolio of $33.6 million.

Interest income of $0.4 million and $0.7 million was recognized on impaired loans during the three and six months ended June 30, 2017, respectively. Interest income of $0.2 million and $0.3 million was recognized on impaired loans during the three and six months ended June 30, 2016, respectively.
As of June 30, 2017, there were 33 residential loans and 6 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $4.4 million and $1.7 million, respectively. As of December 31, 2016, there were 29 residential loans and 7 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $3.7 million and $3.6 million, respectively.
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
Commercial Credit Exposure

	June 30, 2017
(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
					Amount	%
Risk Rating:
Special mention	$18,225	$6,983	$8,900	$—	$34,108
Substandard:
Accrual	42,217	20,893	67	4,506	67,683
Nonaccrual	13,362	3,432	9,264	289	26,347
Doubtful	1,342	—	1,464	772	3,578
Total Special Mention and Substandard	75,146	31,308	19,695	5,567	131,716	3%
Acquired impaired	6,002	11,839	10,187	2,021	30,049	1%
Pass	1,242,516	1,066,729	1,117,124	272,218	3,698,587	96%
Total	$1,323,664	$1,109,876	$1,147,006	$279,806	$3,860,352	100%

(1)	Table includes $504.8 million of acquired nonimpaired loans as of June 30, 2017.

	December 31, 2016
(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
					Amount	%
Risk Rating:
Special mention	$17,630	$11,419	$34,198	$—	$63,247
Substandard:
Accrual	45,067	19,871	239	2,193	67,370
Nonaccrual	1,693	2,078	8,574	—	12,345
Doubtful	322	—	1,247	—	1,569
Total Special Mention and Substandard	64,712	33,368	44,258	2,193	144,531	4%
Acquired impaired	6,183	12,122	10,386	3,694	32,385	1%
Pass	1,216,836	1,032,672	1,108,910	216,825	3,575,243	95%
Total	$1,287,731	$1,078,162	$1,163,554	$222,712	$3,752,159	100%

(1)	Table includes $573.5 million of acquired nonimpaired loans as of December 31, 2016.
Residential and Consumer Credit Exposure

(Dollars in thousands)	Residential(2)		Consumer		Total Residential and Consumer(3)
	June 30,	December 31,	June 30,	December 31,	June 30, 2017		December 31, 2016
	2017	2016	2017	2016	Amount	Percent	Amount	Percent
Nonperforming(1)	$14,023	$13,547	$8,396	$7,863	$22,419	3%	$21,410	3%
Acquired impaired loans	852	860	246	369	1,098	—%	1,229	—%
Performing	237,727	252,621	484,175	441,797	721,902	97%	694,418	97%
Total	$252,602	$267,028	$492,817	$450,029	$745,419	100%	$717,057	100%

(1)
Includes $14.0 million as of June 30, 2017 and $12.4 million as of December 31, 2016 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.

(2)	Residential performing loans excludes $21.6 million and $22.6 million of reverse mortgages at fair value as of June 30, 2017 and December 31, 2016, respectively.

(3)	Total includes $125.0 million and $150.5 million in acquired nonimpaired loans as of June 30, 2017 and December 31, 2016, respectively.
Troubled Debt Restructurings (TDRs)
TDRs are recorded in accordance with FASB ASC 310-40, Troubled Debt Restructuring by Creditors (ASC 310-40).
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Performing TDRs	$18,109	$14,336
Nonperforming TDRs	10,657	8,451
Total TDRs	$28,766	$22,787
Approximately $2.1 million and $1.3 million in related reserves have been established for these loans at June 30, 2017 and December 31, 2016, respectively.

The following table presents information regarding the types of loan modifications made for the six months ended June 30, 2017:

	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other (1)	Total
Commercial	1	1	—	—	2
Owner-occupied commercial	—	1	—	—	1
Construction	—	2	—	1	3
Residential	—	—	1	—	1
Consumer	—	—	7	4	11
	1	4	8	5	18

(1)	Other includes underwriting exceptions.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months and payment is reasonably assured.
The following table presents loans identified as TDRs during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017		2016
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$338	$338	$141	$141
Owner-occupied commercial	—	—	—	—
Commercial mortgages	—	—	—	—
Construction	124	124	—	—
Residential	—	—	112	112
Consumer	674	674	240	240
Total	$1,136	$1,136	$493	$493

	Six Months Ended June 30,
	2017		2016
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$781	$781	$1,125	$1,125
Owner-occupied commercial	3,071	3,071	—	—
Commercial mortgages	—	—	—	—
Construction	1,836	1,836	—	—
Residential	242	242	726	726
Consumer	1,258	1,258	455	455
Total	$7,188	$7,188	$2,306	$2,306

During the six months ended June 30, 2017, the TDRs set forth in the table above increased our allowance for loan losses less than $0.3 million, and resulted in no additional charge-offs. For the same period of 2016, the TDRs set forth in the table above had no change on our allowance for loan losses allocation of the related reserve and resulted in charge-offs of less than $0.1 million. At June 30, 2017, two commercial mortgage loans TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of $0.6 million.

7. GOODWILL AND INTANGIBLES
In accordance with FASB ASC 805, Business Combinations (ASC 805) and FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.
During the six months ended June 30, 2017, we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.
The following table shows the changes in our goodwill during the quarter as well as the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

	WSFS	Cash	Wealth	Consolidated
(Dollars in thousands)	Bank	Connect	Management	Company
December 31, 2016	$147,396	$—	$20,143	$167,539
Remeasurement adjustments	(1,588)	—	56	(1,532)
June 30, 2017	$145,808	$—	$20,199	$166,007
ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following tables summarize other intangible assets:

	June 30, 2017
(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
Core deposits	$10,658	$(3,720)	$6,938	10 years
Customer relationships	17,561	(3,413)	14,148	7-15 years
Non-compete agreements	221	(35)	186	5 years
Loan servicing rights	2,135	(1,103)	1,032	10-30 years
Favorable lease asset	1,932	(260)	1,672	10 months-18 years
Total intangible assets	$32,507	$(8,531)	$23,976

	December 31, 2016
(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
Core deposits	$13,128	$(5,630)	$7,498	10 years
Customer relationships	17,561	(2,612)	14,949	7-15 years
Non-compete agreements	1,006	(728)	278	6 months- 5 years
Loan servicing rights	1,708	(1,067)	641	10-30 years
Favorable lease asset	458	(116)	342	10 months-15 years
Total intangible assets	$33,861	$(10,153)	$23,708
Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and either accelerated or straight-line methods of amortization. During the six months ended June 30, 2017, we recognized amortization expense on other intangible assets of $1.6 million.

The following table shows the estimated future amortization expense related to our intangible assets:

(Dollars in thousands)	Amortization of Intangibles
Remaining in 2017	$1,525
2018	2,986
2019	2,918
2020	2,722
2021	2,396
Thereafter	11,429
Total	$23,976

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
The following are disclosures of the net periodic benefit cost components of postretirement medical benefits measured at January 1, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$14	$14	$29	$29
Interest cost	19	19	38	38
Prior service cost amortization	(19)	(19)	(38)	(26)
Net gain recognition	(18)	(16)	(34)	(31)
Net periodic benefit cost	$(4)	$(2)	$(5)	$10

Alliance Associate Pension Plan

During the fourth quarter of 2015, we completed the acquisition of Alliance and its wholly owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At the time of the acquisition we assumed the Alliance pension plan offered to its current associates.

The following table shows the net periodic benefit cost components for the Alliance Associate Pension Plan benefits measured at January 1, 2017.

(Dollars in thousands)	Three months ended June 30, 2017	Six months ended June 30, 2017
Service cost	$10	$20
Interest cost	75	150
Expected Return on Plan Assets	(135)	(270)
Prior service cost amortization	—	—
Net gain recognition	—	—
Net periodic benefit cost	$(50)	$(100)
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
There were no unrecognized tax benefits as of June 30, 2017. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2013 through 2016 tax years are subject to examination as of June 30, 2017. We do not expect to record or realize any material unrecognized tax benefits during 2017.
As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $0.4 million of such amortization has been reflected as income tax expense for the three months ended June 30, 2017 and June 30, 2016, and $0.8 million of such amortization has been reflected as income tax expense for the six months ended June 30, 2017 and June 30, 2016.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the six months ended June 30, 2017 were $0.8 million, $0.8 million and $0.2 million, respectively. The carrying value of the investment in affordable housing credits is $14.6 million at June 30, 2017, compared to $15.4 million at December 31, 2016.
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

The following tables present financial instruments carried at fair value as of June 30, 2017 and December 31, 2016 by level in the valuation hierarchy (as described above):

	June 30, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$314,839	$—	$314,839
FNMA MBS	—	395,960	—	395,960
FHLMC MBS	—	77,144	—	77,144
GNMA MBS	—	26,939	—	26,939
GSE	—	2,993	—	2,993
Other investments	620	—	—	620
Other assets	—	1,002	—	1,002
Total assets measured at fair value on a recurring basis	$620	$818,877	$—	$819,497

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$2,708	$—	$2,708

Assets measured at fair value on a nonrecurring basis:
Other real estate owned	$—	$—	$2,121	$2,121
Loans held for sale	—	35,425	—	35,425
Impaired loans, net	—	—	62,884	62,884
Total assets measured at fair value on a nonrecurring basis	$—	$35,425	$65,005	$100,430

	December 31, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$261,215	$—	$261,215
FNMA MBS	—	405,764	—	405,764
FHLMC MBS	—	63,515	—	63,515
GNMA MBS	—	28,416	—	28,416
GSE	—	35,010	—	35,010
Other investments	623	—	—	623
Other assets	—	1,508	—	1,508
Total assets measured at fair value on a recurring basis	$623	$795,428	$—	$796,051

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,380	$—	$3,380

Assets measured at fair value on a nonrecurring basis
Other real estate owned	$—	$—	$3,591	$3,591
Loans held for sale	—	54,782	—	54,782
Impaired loans, net	—	—	46,499	46,499
Total assets measured at fair value on a nonrecurring basis	$—	$54,782	$50,090	$104,872
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2017.
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
Available-for-sale securities
As of June 30, 2017, securities classified as available-for-sale are reported at fair value using Level 2 inputs, except for one mutual fund asset acquired as part of the Penn Liberty acquisition, which is categorized as Level 1. Included in the Level 2 total are approximately $3.0 million in U.S. Treasury Notes and Federal Agency debentures, and $814.9 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
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

Loans held for sale
The fair value of our loans held for sale is based on estimates using Level 2 inputs. These inputs are based on pricing information obtained from wholesale mortgage banks and brokers and applied to loans with similar interest rates and maturities.
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
The gross amount of impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans was $68.1 million and $51.6 million at June 30, 2017 and December 31, 2016, respectively. The valuation allowance on impaired loans was $5.2 million as of June 30, 2017 and $3.4 million as of December 31, 2016.
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
Investment securities
Fair value is estimated using quoted prices for similar securities, which we obtain from a third party vendor. We utilize one of the largest providers of securities pricing to the industry and management periodically assesses the inputs used by this vendor to price the various types of securities owned by us to validate the vendor’s methodology as described above in available-for-sale securities.
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
Other assets
Other assets includes, among others, other real estate owned (see discussion earlier in this note) and our investment in Visa Class B stock. Our ownership includes shares acquired at no cost from our prior participation in Visa’s network, while Visa operated as a cooperative. During 2016 and 2017 we purchased additional shares which are accounted for as non-marketable equity securities and carried at cost. We evaluate the shares carried at cost for OTTI periodically. As of June 30, 2017, our evaluation indicated that there was no OTTI of these shares. Following resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares.

Only current owners of Class B shares are allowed to purchase other Class B shares.  We estimate the value of our Visa Class B shares to be $38.5 million as of June 30, 2017.

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
Other Liabilities
Other liabilities includes cash flow derivatives and derivative on the residential mortgage held for sale pipeline. Valuation of our cash flow derivative is obtained from an independent pricing service and also from the derivative counterparty. Valuation for the residential mortgage held for sale pipeline is based on valuation of the loans held for sale portfolio as described above in Loans held for sale.
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, approximates the recorded net deferred fee amounts, which are not significant. Because commitments to extend credit and letters of credit are generally not assignable by either us or the borrower, they only have value to us and the borrower.

The book value and estimated fair value of our financial instruments are as follows:

(Dollars in thousands)	Fair Value	June 30, 2017		December 31, 2016
	Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$745,311	$745,311	$821,923	$821,923
Investment securities available for sale	See previous table	818,495	818,495	794,543	794,543
Investment securities held to maturity	Level 2	162,598	163,903	164,346	163,232
Loans, held for sale	Level 2	35,425	35,425	54,782	54,782
Loans, net(1)(2)	Level 2, 3	4,516,831	4,459,104	4,397,876	4,300,963
Impaired loans, net	Level 3	62,884	62,884	46,499	46,499
Stock in FHLB of Pittsburgh	Level 2	35,832	35,832	38,248	38,248
Accrued interest receivable	Level 2	16,742	16,742	17,027	17,027
Other assets	Level 3	17,229	41,702	9,189	15,787
Financial liabilities:
Deposits	Level 2	4,834,050	4,482,483	4,738,438	4,423,921
Borrowed funds	Level 2	1,162,754	1,159,990	1,267,447	1,264,170
Standby letters of credit	Level 3	503	503	468	468
Accrued interest payable	Level 2	2,405	2,405	1,151	1,151
Other liabilities	Level 2	2,708	2,708	3,380	3,380
 (1) Excludes impaired loans, net.
 (2) Includes reverse mortgage loans, which are categorized as Level 3.
At June 30, 2017 and December 31, 2016 we had no commitments to extend credit measured at fair value.
11. DERIVATIVE FINANCIAL INSTRUMENTS
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both economic conditions and our business operations. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our assets and liabilities. We manage a matched book with respect to our derivative instruments in order to minimize our net risk exposure resulting from such transactions. Our cash flow hedging program began in the third quarter of 2016.
Fair Values of Derivative Instruments
The table below presents the fair value of our derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of June 30, 2017.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Liability Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	3	$75,000	Other Liabilities	$2,612
Total derivatives designated as hedging instruments				$2,612

Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest income and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for us making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the six months ended June 30, 2017, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2017, we did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on our variable-rate pooled loans. During the next twelve months, we estimate that less than $0.2 million will be reclassified as an increase to interest income. During the six months ended 2017, $0.1 million was reclassified into interest income.
We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 1 month (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of June 30, 2017, we had three outstanding interest rate derivatives with a notional of $75 million that were designated as cash flow hedges of interest rate risk.
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2017 and June 30, 2016 .

(Dollars in thousands)	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated OCI into Income (Effective Portion)
	Three months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016
Interest Rate Products	$263	$—	Interest income
Total	$263	$—

(Dollars in thousands)	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated OCI into Income (Effective Portion)
	Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016
Interest Rate Products	$150	$—	Interest income
Total	$150	$—

Credit risk-related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
We also have agreements with certain of our derivative counterparties that contain a provision where if we fail to maintain our status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements.
As of June 30, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.6 million. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $3.4 million against our obligations under these agreements. If we had breached any of these provisions at June 30, 2017, we could have been required to settle our obligations under the agreements at the termination value.

12. SEGMENT INFORMATION
As defined in FASB ASC 280, Segment Reporting (ASC 280), an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax net income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying unaudited Consolidated Financial Statements. Based on these criteria, we have identified three segments: WSFS Bank, Cash Connect®, and Wealth Management.
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
Cash Connect® provides ATM vault cash and smart safe and cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect®
The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through six business lines. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress Capital Management, LLC is a registered investment adviser. Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and current income. West Capital Management, a registered investment adviser, is a fee-only wealth management firm which operates under a multi-family office philosophy and provides fully-customized solutions tailored to the unique needs of institutions and high net worth individuals. Christiana Trust provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill Financial Solutions is a multi-family office that specializes in providing unique, independent solutions to high net worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

Segment information for the three months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statement of Income
External customer revenues:
Interest income	$60,234	$—	$2,100	$62,334
Noninterest income	12,049	10,514	9,113	31,676
Total external customer revenues	72,283	10,514	11,213	94,010
Inter-segment revenues:
Interest income	2,247	—	2,435	4,682
Noninterest income	1,906	207	40	2,153
Total inter-segment revenues	4,153	207	2,475	6,835
Total revenue	76,436	10,721	13,688	100,845
External customer expenses:
Interest expense	7,739	—	281	8,020
Noninterest expenses	38,782	6,591	7,354	52,727
Provision for loan losses	1,316	—	527	1,843
Total external customer expenses	47,837	6,591	8,162	62,590
Inter-segment expenses:
Interest expense	2,435	1,582	665	4,682
Noninterest expenses	247	673	1,233	2,153
Total inter-segment expenses	2,682	2,255	1,898	6,835
Total expenses	50,519	8,846	10,060	69,425
Income before taxes	$25,917	$1,875	$3,628	$31,420
Income tax provision				10,850
Consolidated net income				$20,570

Capital expenditures	$1,559	$68	$363	$1,990

	June 30, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statement of Financial Condition
Cash and cash equivalents	$96,306	$643,506	$5,499	$745,311
Goodwill	145,808	—	20,199	166,007
Other segment assets	5,690,046	5,018	216,045	5,911,109
Total segment assets	$5,932,160	$648,524	$241,743	$6,822,427

	Three months ended June 30, 2016
(Dollars in thousands)	WSFS Bank	Cash Connect®		Wealth Management	Total
Statement of Income
External customer revenues:
Interest income	$49,492	$—		$2,011	$51,503
Noninterest income	10,173	8,796	(r)	6,538	25,507
Total external customer revenues	59,665	8,796		8,549	77,010
Inter-segment revenues:
Interest income	1,135	—		1,652	2,787
Noninterest income	2,011	210		25	2,246
Total inter-segment revenues	3,146	210		1,677	5,033
Total revenue	62,811	9,006		10,226	82,043
External customer expenses:
Interest expense	4,896	—		193	5,089
Noninterest expenses	34,462	5,489	(r)	4,734	44,685
Provision for loan losses	1,191	—		63	1,254
Total external customer expenses	40,549	5,489		4,990	51,028
Inter-segment expenses:
Interest expense	1,652	628		507	2,787
Noninterest expenses	235	727		1,284	2,246
Total inter-segment expenses	1,887	1,355		1,791	5,033
Total expenses	42,436	6,844		6,781	56,061
Income before taxes	$20,375	$2,162		$3,445	$25,982
Income tax provision					8,504
Consolidated net income					$17,478

Capital expenditures	$2,235	$404		$6	$2,645

	June 30, 2016
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statement of Financial Condition
Cash and cash equivalents	$84,919	$617,339	$1,635	$703,893
Goodwill	79,718	—	5,134	84,852
Other segment assets	4,843,166	3,419	198,777	5,045,362
Total segment assets	$5,007,803	$620,758	$205,546	$5,834,107

(r) Noninterest income and noninterest expense for the period ended June 30, 2016 have been restated to correct an immaterial error related to revenue earned for cash servicing fees. See Note 1 - Basis of Presentation for further information.

Segment information for the six months ended June 30, 2017 and 2016 is as follows:

	Six months ended June 30, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statement of Income
External customer revenues:
Interest income	$118,922	$—	$4,238	$123,160
Noninterest income	22,216	20,191	17,361	59,768
Total external customer revenues	141,138	20,191	21,599	182,928
Inter-segment revenues:
Interest income	4,243	—	4,500	8,743
Noninterest income	4,070	398	76	4,544
Total inter-segment revenues	8,313	398	4,576	13,287
Total revenue	149,451	20,589	26,175	196,215
External customer expenses:
Interest expense	15,202	—	541	15,743
Noninterest expenses	77,742	12,726	13,765	104,233
Provision for loan losses	3,032	—	973	4,005
Total external customer expenses	95,976	12,726	15,279	123,981
Inter-segment expenses
Interest expense	4,500	2,987	1,256	8,743
Noninterest expenses	474	1,388	2,682	4,544
Total inter-segment expenses	4,974	4,375	3,938	13,287
Total expenses	100,950	17,101	19,217	137,268
Income before taxes	$48,501	$3,488	$6,958	$58,947
Income tax provision				19,440
Consolidated net income				$39,507

Capital expenditures	$3,647	$90	$617	$4,354

	June 30, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statement of Financial Condition
Cash and cash equivalents	$96,306	$643,506	$5,499	$745,311
Goodwill	145,808	—	20,199	166,007
Other segment assets	5,690,046	5,018	216,045	5,911,109
Total segment assets	$5,932,160	$648,524	$241,743	$6,822,427

	Six months ended June 30, 2016
(Dollars in thousands)	WSFS Bank	Cash Connect®		Wealth Management	Total
Statement of Income
External customer revenues:
Interest income	$97,530	$—		$4,019	$101,549
Noninterest income	20,025	17,068	(r)	12,083	49,176
Total external customer revenues	117,555	17,068		16,102	150,725
Inter-segment revenues:
Interest income	2,196	—		3,547	5,743
Noninterest income	4,071	403		49	4,523
Total inter-segment revenues	6,267	403		3,596	10,266
Total revenue	123,822	17,471		19,698	160,991
External customer expenses:
Interest expense	9,393	—		386	9,779
Noninterest expenses	68,274	10,938	(r)	9,271	88,483
Provision for loan losses	2,006	—		28	2,034
Total external customer expenses	79,673	10,938		9,685	100,296
Inter-segment expenses
Interest expense	3,547	1,183		1,013	5,743
Noninterest expenses	452	1,442		2,629	4,523
Total inter-segment expenses	3,999	2,625		3,642	10,266
Total expenses	83,672	13,563		13,327	110,562
Income before taxes	$40,150	$3,908		$6,371	$50,429
Income tax provision					17,181
Consolidated net income					$33,248

Capital expenditures	$3,446	$424		$8	$3,878

	June 30, 2016
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statement of Financial Condition
Cash and cash equivalents	$84,919	$617,339	$1,635	$703,893
Goodwill	79,718	—	5,134	84,852
Other segment assets	4,843,166	3,419	198,777	5,045,362
Total segment assets	$5,007,803	$620,758	$205,546	$5,834,107

(r) Noninterest income and noninterest expense for the period ended June 30, 2016 have been restated to correct an immaterial error related to revenue earned for cash servicing fees. See Note 1 - Basis of Presentation for further information.

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
We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the six months ended June 30, 2017.
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
At June 30, 2017 and December 31, 2016, there were 133 and 134 variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers, respectively. The initial notional aggregate amount was approximately $526.9 million at June 30, 2017 compared to $518.8 million at December 31, 2016. At June 30, 2017 maturities ranged from under one year to ten years. The aggregate market value of these swaps to the customers was a liability of $10.1 million at June 30, 2017 and $10.9 million at December 31, 2016. We had no reserves for the swap guarantees as of June 30, 2017.
14. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income includes unrealized gains and losses on available-for-sale investments, unrealized gains and losses on cash flow hedges, as well as unrecognized prior service costs, transition costs, and actuarial gains and losses on defined benefit pension plans. Changes to accumulated other comprehensive (loss) income are presented net of tax as a component of stockholders equity. Amounts that are reclassified out of accumulated other comprehensive (loss) income are recorded on the Consolidated Statement of Income either as a gain or loss.

Changes to accumulated other comprehensive (loss) income by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivative used for cash flow hedge	Total
Balance, March 31, 2017	$(7,128)	$1,291	$934	$(1,884)	$(6,787)
Other comprehensive income (loss) before reclassifications	3,241	—	—	262	3,503
Less: Amounts reclassified from accumulated other comprehensive loss	(455)	(97)	(22)	—	(574)
Net current-period other comprehensive income (loss)	2,786	(97)	(22)	262	2,929
Balance, June 30, 2017	$(4,342)	$1,194	$912	$(1,622)	$(3,858)
Balance, March 31, 2016	$8,496	$1,692	$1,266	$—	$11,454
Other comprehensive income before reclassifications	4,683	—	—	—	4,683
Less: Amounts reclassified from accumulated other comprehensive income	(338)	(100)	(22)	—	(460)
Net current-period other comprehensive income (loss)	4,345	(100)	(22)	—	4,223
Balance, June 30, 2016	$12,841	$1,592	$1,244	$—	$15,677
Balance, December 31, 2016	$(8,194)	$1,392	$957	$(1,772)	$(7,617)
Other comprehensive income (loss) before reclassifications	4,513	—	—	150	4,663
Less: Amounts reclassified from accumulated other comprehensive loss	(661)	(198)	(45)	—	(904)
Net current-period other comprehensive income (loss)	3,852	(198)	(45)	150	3,759
Balance, June 30, 2017	$(4,342)	$1,194	$912	$(1,622)	$(3,858)
Balance, December 31, 2015	$(1,887)	$1,795	$788	$—	$696
Other comprehensive income (loss) before reclassifications	15,255	—	—	—	15,255
Less: Amounts reclassified from accumulated other comprehensive loss	(527)	(203)	456	—	(274)
Net current-period other comprehensive income (loss)	14,728	(203)	456	—	14,981
Balance, June 30, 2016	$12,841	$1,592	$1,244	$—	$15,677
The Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the table below:

			Affected line item in
	Three Months Ended		Consolidated
(Dollars in thousands)	June 30,		Statements of Income
	2017	2016
Securities available for sale:
Realized gains on securities transactions	$(708)	$(545)	Security gains, net
Income taxes	253	207	Income tax provision
Net of tax	$(455)	$(338)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(159)	$(162)	Interest income on investment securities
Income taxes	62	62	Income tax provision
Net of tax	$(97)	$(100)
Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(19)	$(19)
Actuarial (gains) losses	(18)	(16)
Total before tax	$(37)	$(35)	Salaries, benefits and other compensation
Income taxes	15	13	Income tax provision
Net of tax	(22)	(22)
Total reclassifications	$(574)	$(460)

			Affected line item in
	Six months ended		Consolidated
(Dollars in thousands)	June 30,		Statements of Income
	2017	2016
Securities available for sale:
Realized gains on securities transactions	$(1,028)	$(850)	Security gains, net
Income taxes	367	323	Income tax provision
Net of tax	$(661)	$(527)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(319)	$(330)	Interest income on investment securities
Income taxes	121	127	Income tax provision
Net of tax	$(198)	$(203)
Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(38)	$(26)
Actuarial (gains) losses	(34)	762
Total before tax	$(72)	$736	Salaries, benefits and other compensation
Income taxes	27	(280)	Income tax provision
Net of tax	(45)	456
Total reclassifications	$(904)	$(274)

15. RELATED PARTY TRANSACTIONS
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
The outstanding balances of loans to related parties at June 30, 2017 and December 31, 2016 were $1.1 million and $1.3 million, respectively. Total deposits from related parties at June 30, 2017 and December 31, 2016 were $7.1 million and $3.6 million, respectively. During the second quarter of 2017, there were no new loans and credit line advances to related parties and repayments were $0.6 million. For the six months ended June 30, 2017, new loans and credit line advances to related parties were $0.4 million and repayments were $0.6 million.

16. LEGAL AND OTHER PROCEEDINGS
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
From time to time we are brought into certain legal matters and/or disputes through our Wealth Management segment, as a result of sometimes highly complex documents and servicing requirements that are part of this business. While the outcomes carry some degree of uncertainty, management does not currently anticipate that the ultimate liability, if any, arising out of such proceedings of which we are aware, will have a material effect on the Consolidated Financial Statements.
On April 7, 2015, WSFS Bank received a notice of arbitration and statement of claim (the Claim) from Universitas Education, LLC (Universitas) relating to Christiana Trust acting as “insurance trustee” of the Charter Oak Trust Welfare Benefit Plan (the Trust). The actions underlying the Claim occurred during a period prior to WSFS’ acquisition of Christiana Trust. According to the allegations contained in the Claim, certain life insurance policy death benefits made payable to an individual claiming/purporting to be a trustee of the Trust were misappropriated by individuals associated with the plan sponsor. None of those individuals, however, were employed by or agents of Christiana Trust or WSFS Bank. It is alleged that Christiana Trust, as insurance trustee, owed a fiduciary duty to the beneficiaries of the Trust and that it breached its fiduciary duty, was negligent, and aided and abetted fraud and theft in connection with the disappearance of the misappropriated funds. It is further alleged that Universitas was the rightful beneficiary under the Trust of the misappropriated funds, and thus was harmed because it did not receive the death benefits that had been paid over to the purported trustee of the Trust. While the face amounts of the two insurance policies in question total $30 million, Universitas recently revised its total Claim to assert an alleged loss of approximately $27 million plus costs and interest to date of $26 million. WSFS is vigorously defending itself against the Claim and believes that it has valid factual and legal defenses to the Claim. The evidentiary hearing commenced in July 2017, and it is anticipated that a decision in the arbitration will be rendered by fourth quarter 2017 or first quarter 2018. WSFS does not believe that the ultimate resolution of the Claim will have a material adverse effect on the Company, but there can be no assurance as to the ultimate outcome.
There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB, or WSFS Bank, one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). At $6.82 billion in assets and $17.40 billion in assets under management and administration, WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other types of financial institutions. A fixture in the community, we have been in operation for more than 185 years. In addition to our focus on stellar customer service, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Experiences growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
We have four consolidated subsidiaries, WSFS Bank, Cypress Capital Management, LLC (Cypress), WSFS Capital Management, LLC (West Capital) and WSFS Wealth Management, LLC (Powdermill) as well as one unconsolidated subsidiary, WSFS Capital Trust III (the Capital Trust). WSFS Bank has three wholly-owned subsidiaries, WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services LLC (Monarch).
Our core banking business is commercial lending funded by customer-generated deposits. We have built a $3.85 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of June 30, 2017 , we service our customers primarily from our 76 offices located in Delaware (45), Pennsylvania (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services through those branches and through Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions.
The Cash Connect® segment is a premier provider of ATM vault cash and smart safe and cash logistics in the U.S. Cash Connect® manages over $934.1 million in total cash and services in 21,500 non-bank ATMs nationwide and 1,027 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates over 440 ATMs for the Bank, which has the largest branded ATM network in Delaware.
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

The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through six businesses. WSFS Wealth Investments, with $172.0 million in assets under management (AUM), provides insurance and brokerage products primarily to our retail banking clients in AUM. Cypress is a registered investment adviser with approximately $822.0 million in AUM (includes $110.0 million of Christiana Trust assets for which Cypress serves as sub-adviser). Cypress is a fee-only wealth management firm offering a “balanced” investment style focused on preservation of capital and providing current income whose primary market segment is high net worth individuals. West Capital is a registered investment adviser with approximately $796.7 million in AUM. West Capital is a fee-only wealth management firm which operates under a multi-family office philosophy and provides fully customized solutions tailored to the unique needs of institutions and high net worth individuals. Christiana Trust, with $15.72 billion in AUM and assets under administration (includes $110.0 million of Christiana Trust assets for which Cypress serves as sub-adviser), provides fiduciary and investment services to personal trust clients; and trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill Financial Solutions, LLC is a multi-family office that specializes in providing unique, independent solutions to high net worth individuals, families and corporate executives. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.
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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Our total assets increased $57.2 million, or 1%, to $6.82 billion at June 30, 2017 compared to December 31, 2016. Net loans increased $135.3 million, or 3%, primarily due to organic growth in our loan portfolio. Available-for-sale investment securities increased $24.0 million, or 3.0% as part of our balance sheet management strategy. Partially offsetting these increases, cash and cash equivalents decreased by $76.6 million, or 9%, due primarily to improved cash optimization resulting in lower cash in non-owned ATMs. Loans held for sale decreased $19.4 million, or 35%, consistent with our strategy to sell most newly originated residential mortgages in the secondary market.
Total liabilities increased $21.9 million, or less than 1%, to $6.10 billion during the six months ended June 30, 2017. Deposits increased $95.6 million, or 2%, due to robust organic and acquisition-related growth, and other liabilities increased $29.7 million, or 42% due to obligations related to securities trades which settled in the third quarter. These increases were partially offset by lower federal funds purchased and securities sold under agreement to repurchase, which decreased $65.0 million or 50%, FHLB advances, used to fund growth in our balance sheet assets, which decreased $30.6 million, or 4%, due to the increase in deposits and a decrease of $9.4 million, or 15% in other borrowed funds.
Capital Resources
Senior Debt: During the second quarter of 2016, WSFS issued $100.0 million in aggregate principal amount of 4.50% fixed-to-floating rate senior notes due June 15, 2026. The Company is using the net proceeds from the offering for general corporate purposes.
In 2012, we issued $55.0 million in aggregate principal amount of 6.25% senior notes due 2019. The 2012 senior debt is callable, in whole or in part, on September 1, 2017, or on any scheduled interest payment date thereafter, at our option. We expect to call the 2012 senior debt during the third quarter of 2017.
Share Repurchases: During the second quarter of 2017, WSFS repurchased 71,000 shares of common stock at an average price of $45.18 as part of our 5% share buyback program approved by the Board of Directors during the fourth quarter of 2015. WSFS has 821,194 shares, or nearly 3% of outstanding shares, remaining to repurchase under this authorization.

Stockholders’ equity increased $35.3 million between December 31, 2016 and June 30, 2017. This increase was primarily due to net income for the six months ended June 30, 2017 of $39.5 million, improvement in the fair value of our available-for-sale securities portfolio of $3.9 million (after-tax), or 49%, and an increase of $2.4 million from the issuance of stock based compensation and stock option expense. These were partially offset by year-to-date stock buybacks of $6.0 million and the payment of common stock dividends of $4.4 million.
The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of June 30, 2017:

	Consolidated Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$697,744	12.14%	$459,946	8.00%	$574,933	10.00%
WSFS Financial Corporation	654,112	11.34%	461,375	8.00%	576,718	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	656,712	11.42%	344,960	6.00%	459,946	8.00%
WSFS Financial Corporation	613,080	10.63%	346,031	6.00%	461,375	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	656,712	11.42%	258,720	4.50%	373,706	6.50%
WSFS Financial Corporation	548,143	9.50%	259,523	4.50%	374,867	6.50%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	656,712	10.06%	261,227	4.00%	326,533	5.00%
WSFS Financial Corporation	613,080	9.36%	262,127	4.00%	327,659	5.00%
Book value per share of common stock was $22.99 at June 30, 2017, an increase of $1.09, or 5% from $21.90 at December 31, 2016. Tangible book value per share of common stock (a non-GAAP financial measure) was $16.94 at June 30, 2017, an increase of $1.14, or 7%, from $15.80 at December 31, 2016.  We believe tangible common book value per share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible common book value per share to book value per share in accordance with GAAP, see Reconciliation of Non-GAAP Measure to GAAP.
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
Not included in the Bank’s capital, the Company separately held $87.5 million in cash to support share repurchases, the planned call of our 2012 senior debt during the third quarter of 2017, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
As shown in the table above, as of June 30, 2017, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

Liquidity
We manage our liquidity and funding needs through our Treasury function and our Asset/Liability Committee. We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. Also, liquidity risk management is a primary area of examination by the banking regulators.
We have ready access to several funding sources to fund growth and meet our liquidity needs.  Among these are cash from operations, retail deposit programs, loan repayments, FHLB borrowings, repurchase agreements, access to the Federal Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities and government sponsored enterprises notes, that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. We believe these sources are sufficient to meet our funding needs as well as maintain required and prudent levels of liquidity over the next twelve months.
During the six months ended June 30, 2017, cash and cash equivalents decreased $76.6 million to $745.3 million from $821.9 million as of December 31, 2016. Cash provided by operating activities was $59.9 million, reflecting the cash impact from earnings and sale of loans held for sale during the six months ended June 30, 2017. Cash used by investing activities was $117.6 million, primarily due to increased lending of $135.9 million, partially offset by $13.8 million of net cash received from the sale of available- for-sale securities. Cash used by financing activities was $18.9 million, primarily from $30.6 million of repayments on FHLB advances, $65.0 million of repayments on federal funds purchased and securities sold under agreement to repurchase, $6.0 million for repurchase of common stock, and cash paid for dividends of $4.4 million, all of which were partially offset by $86.6 million of cash received from net increases in deposit balances.

NONPERFORMING ASSETS
Nonperforming assets (NPAs) include nonaccruing loans, other real estate owned and restructured loans. Nonaccruing loans are those on which we no longer accrue interest. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Nonaccruing loans:
Commercial	$14,704	$2,015
Owner-occupied commercial	3,432	2,078
Commercial mortgages	10,728	9,821
Construction	1,062	—
Residential mortgages	4,960	4,967
Consumer	3,496	3,995
Total nonaccruing loans	38,382	22,876
Other real estate owned	2,121	3,591
Restructured loans (1)	18,109	14,336
Total nonperforming assets	$58,612	$40,803
Past due loans: (1)
Residential mortgages	$—	$153
Consumer	92	285
Total past due loans	$92	$438
Ratio of allowance for loan losses to total gross loans (2)	0.87%	0.89%
Ratio of nonaccruing loans to total gross loans (2)	0.83	0.51
Ratio of nonperforming assets to total assets	0.86	0.60
Ratio of loan loss allowance to nonaccruing loans	104.23	173.77
Ratio of loan loss allowance to total nonperforming assets	0.68	0.97

(1)	Accruing loans only, which includes acquired nonimpaired loans. Nonaccruing TDRs are included in their respective categories of nonaccruing loans.

(2)	Total loans exclude loans held for sale and reverse mortgages.
Nonperforming assets increased $17.8 million between December 31, 2016 and June 30, 2017. As a result, the ratio of nonperforming assets to total assets increased to 0.86% at June 30, 2017 from 0.60% at December 31, 2016. The increase was primarily due to one $9.7 million locally-based, C&I participation that was downgraded during the first quarter of 2017 after a targeted energy sector review. The loan relationship has been, and continues to be, paying current, and positive resolution is expected. The remaining increase in nonperforming assets was primarily due to three smaller C&I relationships (ranging from $1.8 to $3.5 million and totaling $7.6 million) that were moved to nonaccruing status during the first quarter. These relationships were from unrelated industries that had specific events that caused weakness in the underlying business. In each case, a comprehensive impairment analysis was completed and the results are included in the provision for loan losses for the six months ended June 30, 2017.
TDRs (accruing) increased during the six months ended June 30, 2017 by $3.8 million mainly due to the addition of one construction portfolio relationship totaling $2.3 million and several smaller consumer loans. Other Real Estate Owned (OREO) properties declined $1.5 million during the six months ended June 30, 2017 due primarily to the sale of properties totaling $4.1 million which were offset by new properties totaling $2.7 million.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Six months ended	Six months ended
(Dollars in thousands)	June 30, 2017	June 30, 2016
Beginning balance	$40,803	$39,892
Additions	33,378	4,602
Collections	(8,705)	(10,248)
Transfers to accrual	(2,451)	(287)
Charge-offs	(4,413)	(2,373)
Ending balance	$58,612	$31,586

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

INTEREST RATE SENSITIVITY
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At June 30, 2017, interest-earning liabilities exceeded interest-bearing assets that mature or reprice within one year (interest-sensitive gap) by $181.5 million . Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 91.03% at December 31, 2016 to 94.4% at June 30, 2017. Likewise, the one-year interest-sensitive gap as a percentage of total assets increased from (4.41%) at December 31, 2016 to (2.26%) at June 30, 2017. The low rate level of sensitivity reflects our continuing efforts to effectively manage interest rate risk.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at June 30, 2017 and December 31, 2016:

June 30, 2017			December 31, 2016
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300	5%	15.40%	3%	14.04%
+200	3%	15.46%	2%	14.09%
+100	2%	15.34%	<1%	14.00%
—	—%	15.09%	—%	13.80%
-100	3%	14.21%	<1%	13.08%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates at that time.
We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

RESULTS OF OPERATIONS
Three months ended June 30, 2017: Net income was $20.6 million for the three months ended June 30, 2017 compared with $17.5 million for the three months ended June 30, 2016. Net interest income for the three months ended June 30, 2017 was $54.3 million, an increase of $7.9 million compared to the three months ended June 30, 2016, due primarily to organic and acquisition-related growth, partially offset by higher interest expense related to deposit growth, our issuance of senior unsecured notes during the second quarter of 2016, and higher FHLB advances. Noninterest income increased $6.2 million to $31.7 million during the second quarter of 2017, primarily due to increased investment management and fiduciary revenue and growth in credit/debit card and ATM income - see “Noninterest (Fee) Income” for further information. Partially offsetting these increases was an $8.0 million increase in noninterest expenses during the second quarter of 2017, primarily reflecting higher employee-related and ongoing operating costs to support our organic and acquisition growth - see “Noninterest Expense” for further information.
Six months ended June 30, 2017: Net income was $39.5 million for the six months ended June 30, 2017 compared with $33.2 million for the six months ended June 30, 2016. Net interest income for the six months ended June 30, 2017 was $107.4 million, an increase of $15.6 million compared to the six months ended June 30, 2016, primarily reflecting organic and acquisition-related growth, partially offset by higher interest expense related to deposit growth, our issuance of senior unsecured notes late in the second quarter of 2016, and higher FHLB advances. Noninterest income increased $10.6 million to $59.8 million during the six months ended June 30, 2017, primarily due to increased investment management and fiduciary revenue and growth in credit/debit card and ATM income - see “Noninterest (Fee) Income” for further information. Partially offsetting these increases was a $15.8 million increase in noninterest expenses during the six months ended June 30, 2017, primarily reflecting higher employee-related and ongoing operating costs to support our organic and acquisition growth - see “Noninterest Expense” for further information.
Efficiency Ratio: Our noninterest expenses are driven by our high-touch, high-service model. This, combined with our significant and diverse fee income mix, resulted in a second quarter 2017 efficiency ratio of 60.8% compared to 61.5% for the second quarter of 2016 and 62.9% for the first quarter of 2017. Management believes its operating costs are at an appropriate level and scale for the Company’s size and products and services as our fee-based businesses typically carry a higher efficiency ratio as they derive revenue primarily based on active human capital costs versus passive assets. We continue to optimize and review our operations in order to limit cost increases or reduce costs, and expect continued improvement of our efficiency ratio throughout the remainder of the year, trending towards a fourth quarter ratio in the high 50%s. We ultimately expect to achieve our goal of a relatively flat efficiency ratio for the full year 2017 as compared to full year 2016 through continued reinvestment in our balance sheet and capabilities to support our organic and acquisition-related growth, as well as increased contributions from our fee-based businesses.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$1,418,957	$17,725	5.01%	$1,207,324	$14,952	4.98%
Residential real estate loans	274,114	3,980	5.81	272,792	4,312	6.38
Commercial loans	2,434,437	28,455	4.72	2,016,604	22,328	4.49
Consumer loans	478,326	5,589	4.69	367,769	4,074	4.46
Loans held for sale	32,339	324	4.01	31,270	317	3.56
Total loans	4,638,173	56,073	4.86	3,895,759	45,983	4.77
Mortgage-backed securities (3)	783,007	4,782	2.44	727,359	3,910	2.15
Investment securities (3)	166,536	1,136	4.05	205,944	1,226	3.48
Other interest-earning assets	33,155	343	4.14	32,465	384	4.73
Total interest-earning assets	5,620,871	62,334	4.50%	4,861,527	51,503	4.32%
Allowance for loan losses	(40,546)			(37,351)
Cash and due from banks	127,848			96,784
Cash in non-owned ATMs	574,348			510,684
Bank-owned life insurance	101,809			91,310
Other noninterest-earning assets	343,216			207,305
Total assets	$6,727,546			$5,730,259
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$914,915	$453	0.20%	$784,507	$254	0.13%
Money market	1,286,977	1,061	0.33	1,100,449	787	0.29
Savings	588,610	276	0.19	436,929	113	0.10
Customer time deposits	550,373	1,060	0.77	550,661	750	0.55
Total interest-bearing customer deposits	3,340,875	2,850	0.34	2,872,546	1,904	0.27
Brokered certificates of deposit	211,751	491	0.93	231,509	300	0.52
Total interest-bearing deposits	3,552,626	3,341	0.38	3,104,055	2,204	0.29
FHLB of Pittsburgh advances	639,147	1,797	1.13	714,271	1,124	0.63
Trust preferred borrowings	67,011	472	2.83	67,011	397	2.38
Senior debt	152,231	2,121	5.57	74,114	1,175	6.34
Other borrowed funds (4)	127,381	289	0.91	135,017	189	0.56
Total interest-bearing liabilities	4,538,396	8,020	0.71%	4,094,468	5,089	0.50%
Noninterest-bearing demand deposits	1,404,186			981,033
Other noninterest-bearing liabilities	71,183			48,543
Stockholders’ equity	713,781			606,215
Total liabilities and stockholders’ equity	$6,727,546			$5,730,259
Excess of interest-earning assets over interest-bearing liabilities	$1,082,475			$767,059
Net interest and dividend income		$54,314			$46,414
Interest rate spread			3.79%			3.82%
Net interest margin			3.93%			3.90%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.

(2)	Average balances include nonperforming loans and net of unearned income.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased and securities sold under agreement to repurchase.

	Six months ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$1,406,012	$34,748	4.98%	$1,200,017	$29,232	4.90%
Residential real estate loans	278,012	8,961	6.45	277,147	8,220	5.93
Commercial loans	2,413,245	55,352	4.65	1,992,441	44,257	4.50
Consumer loans	467,907	10,997	4.74	364,405	8,167	4.51
Loans held for sale	36,691	696	3.79	32,079	669	4.19
Total loans	4,601,867	110,754	4.87	3,866,089	90,545	4.73
Mortgage-backed securities (3)	771,149	9,177	2.38	719,356	7,804	2.17
Investment securities (3)	197,517	2,385	3.54	204,804	2,446	3.50
Other interest-earning assets	38,005	844	4.44	31,512	754	4.79
Total interest-earning assets	5,608,538	123,160	4.48%	4,821,761	101,549	4.30%
Allowance for loan losses	(40,551)			(37,448)
Cash and due from banks	136,823			95,189
Cash in non-owned ATMs	628,350			481,570
Bank-owned life insurance	101,690			91,208
Other noninterest-earning assets	345,862			211,475
Total assets	$6,780,712			$5,663,755
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$917,173	$838	0.18%	$775,358	$499	0.13%
Money market	1,305,370	2,087	0.32	1,099,522	1,537	0.28
Savings	581,471	489	0.17	440,375	251	0.11
Customer time deposits	565,875	2,150	0.77	562,541	1,495	0.53
Total interest-bearing customer deposits	3,369,889	5,564	0.33	2,877,796	3,782	0.26
Brokered certificates of deposit	193,869	852	0.89	199,242	540	0.55
Total interest-bearing deposits	3,563,758	6,416	0.36	3,077,038	4,322	0.28
FHLB of Pittsburgh advances	752,335	3,655	0.98	694,259	2,172	0.63
Trust preferred borrowings	67,011	918	2.76	67,011	768	2.30
Senior debt	152,169	4,242	5.58	64,557	2,117	6.56
Other borrowed funds (4)	134,796	512	0.77	145,014	400	0.55
Total interest-bearing liabilities	4,670,069	15,743	0.68%	4,047,879	9,779	0.49%
Noninterest-bearing demand deposits	1,330,477			965,320
Other noninterest-bearing liabilities	73,997			51,424
Stockholders’ equity	706,169			599,132
Total liabilities and stockholders’ equity	$6,780,712			$5,663,755
Excess of interest-earning assets over interest-bearing liabilities	$938,469			$773,882
Net interest and dividend income		$107,417			$91,770
Interest rate spread			3.80%			3.81%
Net interest margin			3.91%			3.89%

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.

(2)	Average balances include nonperforming loans and net of unearned income.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased and securities sold under agreement to repurchase.

During the three months ended June 30, 2017, net interest income increased $7.9 million, or 17% from the three months ended June 30, 2016. Net interest margin was 3.93% for the second quarter of 2017, a 3 basis point increase compared to 3.90% for the second quarter of 2016. The increase in net interest margin includes the positive effects of our combination with Penn Liberty, disciplined pricing of loans and deposits, and higher short-term interest rates, partially offset higher wholesale borrowing costs to support increased fee income business in Cash Connect® and the negative impact of 6 basis points due to our issuance of $100.0 million of senior notes late in the second quarter of 2016. We expect to substantially recover the impact of the 2016 debt issuance as we plan to use part of the proceeds to pay off older, higher-cost debt during the third quarter of 2017.
During the six months ended June 30, 2017, net interest income increased $15.6 million, or 17% from the six months ended June 30, 2016, and the net interest margin was 3.91%, a 2 basis point increase compared to 3.89% for the six months ended June 30, 2016. These year-over-year increases in margin dollars and percentages reflect the positive impact of our combination with Penn Liberty, disciplined pricing of loans and deposits, and higher short-term interest rates, partially offset by the higher wholesale borrowing costs and the impact of our 2016 senior debt issuance described in the preceding paragraph.
Provision/Allowance for Loan Losses
We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio. Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments. For the three months ended June 30, 2017 and 2016, we recorded a provision for loan losses of $1.8 million and $1.3 million, respectively, and for the six months ended June 30, 2017 and 2016, we recorded a provision for loan losses of $4.0 million and $2.0 million, respectively. During the second quarter of 2017, the provision increased compared with the second quarter of 2016 due to higher net charge offs. For the six months ended June 30, 2017, the increase compared to the same period in 2016 was also due to higher net charge offs, with the first quarter of 2016 benefiting from significant collection activity reflected in lower net charge offs during that period.
Our allowance for loan losses is based on the inherent risk of our loans and various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations. In addition, regional economic conditions are taken into consideration. See Note 6 to the Consolidated Financial Statements for additional information.
The allowance for loan losses was $40.0 million at June 30, 2017 and $39.8 million at December 31, 2016. The allowance for loan losses and provision reflects the addition of reserves related to an increase of $135.3 million in total net loans at June 30, 2017 when compared to December 31, 2016 as well as loan downgrades, offset by payoff activity and improvement in qualitative adjustment factors due to continued improvement of economic conditions and continued favorable credit quality metrics. The ratio of allowance for loan losses to total gross loans was 0.87% at June 30, 2017 and 0.89% at December 31, 2016. This ratio excluding the impact of all purchased loans would have been 1.02% at June 30, 2017 and 1.08% at December 31, 2016 .

The table below represents a summary of changes in the allowance for loan losses for the six months ended June 30, 2017 and 2016, respectively.

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Beginning balance	$39,751	$37,089
Provision for loan losses	4,005	2,034
Charge-offs:
Commercial	2,184	906
Owner-occupied commercial	192	141
Commercial real estate	506	78
Construction	131	29
Residential real estate	53	29
Consumer	1,645	1,129
Overdrafts	386	320
Total charge-offs	5,097	2,632
Recoveries:
Commercial	403	334
Owner-occupied commercial	108	51
Commercial real estate	53	113
Construction	4	46
Residential real estate	130	79
Consumer	500	472
Overdrafts	148	160
Total recoveries	1,346	1,255
Net charge-offs	3,751	1,377
Ending balance	$40,005	$37,746
Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.17%	0.07%
(1) Annualized, excludes loans held for sale and reverse mortgages
Noninterest (Fee) Income
During the second quarter of 2017, the Company earned fee income of $31.7 million, an increase of $6.2 million, or 24%, compared to $25.5 million in the second quarter of 2016. This increase is primarily due to a $2.6 million increase in investment management and fiduciary income due to growth in several business lines and an increase of $1.7 million in credit/debit card and ATM income reflecting growth due to expanded revenue sources representing from continued growth in our Wealth Management and Cash Connect® businesses. Current quarter results also include a $0.8 million gain on the sale of Small Business Administration (SBA) loans.
For the six months ended June 30, 2017, the Company earned fee income of $59.8 million, an increase of $10.6 million, or 22% , compared to $49.2 million in the second quarter of 2016. This increase is primarily due to an increase of $5.3 million in investment management and fiduciary income due to growth in several of our Wealth business lines and an increase of $2.9 million in credit/debit card and ATM income reflecting growth due to expanded revenue sources in our Cash Connect® business. The other income category increased by $2.1 million which consisted of a $1.0 million increase from Cash Connect® driven by business growth and a $0.9 million gain on the sale of SBA loans.
Noninterest Expense
Noninterest expense for the second quarter of 2017 was $52.7 million, an increase of $8.0 million, or 18%, from $44.7 million in the second quarter of 2016. Contributing to the quarter year-over-year increase was $4.2 million of ongoing operating costs from our late 2016 combinations with Penn Liberty, Powdermill, and West Capital. The remaining increase primarily reflects higher compensation and related costs due to added staff to support overall franchise growth.

For the six months ended June 30, 2017, noninterest expense was $104.2 million, an increase of $15.8 million, or 18% from $88.5 million at June 30, 2016. The increase was primarily due to $9.0 million in ongoing operating costs from our late 2016 combinations with Penn Liberty, Powdermill, and West Capital. The remaining increase primarily reflects higher compensation and related costs due to added staff to support overall franchise growth.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $10.9 million and $19.4 million during the three and six months ended June 30, 2017, respectively, compared to an income tax expense of $8.5 million and $17.2 million for the same periods in 2016.
Our effective tax rate was 34.5% and 33.0% for the three and six months ended June 30, 2017 compared to 32.7% and 34.1% during the same periods in 2016. The effective tax rate for the six months ended June 30, 2017 decreased due to the tax benefit related to stock-based compensation activity during the year, due to both the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation – Stock Compensation (Topic 718) during the second quarter of 2016, as well as higher tax benefits realized on stock-based compensation activity during the six months ended June 30, 2017, due to greater transaction volume and increases in the Company’s stock price. The tax benefits recognized during the three and six months ended June 30, 2017 were $0.4 million and $1.7 million, respectively, compared to tax benefits of $0.7 million for the three and six months ended June 30, 2016.
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
Contractual Obligations
Our contractual obligations at June 30, 2017 did not significantly change from our contractual obligations at December 31, 2016 , which are disclosed in our 2016 Annual Report on Form 10-K, and March 31, 2017, which are disclosed in our March 31, 2017 Quarterly Report on Form 10-Q.
RECONCILIATION OF NON-GAAP MEASURE TO GAAP MEASURE
The following table provides a reconciliation of tangible common book value per share of common stock to book value per share of common stock, the most directly comparable GAAP financial measure. We believe this measure helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets.

(Dollars and share amounts in thousands, except per share amounts)	June 30, 2017	December 31, 2016
Stockholders’ equity	$722,623	$687,336
Less: Goodwill and other intangible assets	189,983	191,247
Tangible common equity (numerator)	$532,640	$496,089
Shares of common stock outstanding (denominator)	31,435	31,390
Book value per share of common stock	$22.99	$21.90
Goodwill and other intangible assets	6.05	6.10
Tangible book value per share of common stock	$16.94	$15.80

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
Basel III
In 2013, the Federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision (BCBS) capital guidelines for U.S. banking organizations. Under the final rules as of January 2015, minimum requirements increased for both the quantity and quality of capital maintained by the Company and the Bank. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% , required a minimum ratio of total capital to risk-weighted assets of 10.0%, and required a minimum Tier 1 leverage ratio of 4.0%. The final rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. The phase-in of the capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625%% until reaching its final level of 2.50% on January 1, 2019. For 2017, the capital conservation buffer is 1.25%. The final rules also revised the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments). As of June 30, 2017, we had approximately $67.0 million of trust preferred securities outstanding, all of which are counted as Tier 1 capital.
The phase-in period for the final rules began for us on January 1, 2015. Full compliance with all of the final rule’s requirements phased in over a multi-year schedule is required by January 1, 2019. As of June 30, 2017, the Company and the Bank met the applicable standards, and the Bank was “well-capitalized” under the prompt corrective action rules.
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

(b)
Changes in internal control over financial reporting. During the quarter ended June 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings
Incorporated herein by reference to Note 16 – Legal and Other Proceedings to the Consolidated Financial Statements

Item 1A.    Risk Factors

There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, previously filed with the SEC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2017.

2017	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April	19,000	$46.22	19,000	873,194
May	28,000	45.07	28,000	845,194
June	24,000	44.48	24,000	821,194
Total	71,000	$45.18	71,000

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

WSFS FINANCIAL CORPORATION

Date: August 8, 2017	/s/ Mark A. Turner
Mark A. Turner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2017	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)