Form 10-Q
period 2017-09-30
WSFS FINANCIAL CORP
filed 2017-11-08
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

(302) 792-6000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files),    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 31,389,882 shares of common stock, par value $0.01 per share, outstanding at November 3, 2017.

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

•	regulatory limits on the Company’s ability to receive dividends from its subsidiaries and pay dividends to its stockholders;

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

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. The Company disclaims any duty to revise or update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company for any reason, except as specifically required by law.

As used in this Quarterly Report on Form 10-Q, the terms "WSFS", "the Company", "registrant", "we", "us", and "our" mean WSFS Financial Corporation and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

Cash Connect is our registered trademark. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in thousands, except per share data)	(Unaudited)
Interest income:
Interest and fees on loans	$58,504	$49,849	$169,258	$140,394
Interest on mortgage-backed securities	4,955	3,854	14,132	11,658
Interest and dividends on investment securities:
Taxable	14	80	137	242
Tax-exempt	1,125	1,134	3,387	3,418
Other interest income	412	420	1,256	1,174
	65,010	55,337	188,170	156,886
Interest expense:
Interest on deposits	3,862	2,412	10,278	6,734
Interest on senior debt	1,807	2,119	6,049	4,236
Interest on Federal Home Loan Bank advances	2,402	1,225	6,057	3,397
Interest on federal funds purchased and securities sold under agreements to repurchase	273	113	709	457
Interest on trust preferred borrowings	500	415	1,418	1,183
Interest on other borrowings	37	32	113	88
	8,881	6,316	24,624	16,095
Net interest income	56,129	49,021	163,546	140,791
Provision for loan losses	2,896	5,828	6,901	7,862
Net interest income after provision for loan losses	53,233	43,193	156,645	132,929
Noninterest income:
Credit/debit card and ATM income	9,350	7,776	26,406	21,930
Investment management and fiduciary income	8,809	6,074	25,683	17,610
Deposit service charges	4,695	4,482	13,652	13,100
Mortgage banking activities, net	1,756	2,555	4,785	6,025
Securities gains, net	736	1,040	1,764	1,890
Loan fee income	483	542	1,483	1,499
Bank owned life insurance income	546	255	1,124	697
Other income	6,066	4,862	17,312	14,011
	32,441	27,586	92,209	76,762
Noninterest expense:
Salaries, benefits and other compensation	29,172	24,804	86,231	71,189
Occupancy expense	4,756	4,335	14,602	12,560
Equipment expense	2,922	2,653	9,544	7,642
Professional fees	2,248	1,554	6,552	6,891
Data processing and operations expenses	1,817	1,500	5,185	4,564
Marketing expense	712	712	2,268	2,177
Loan workout and OREO expenses	484	511	1,504	1,059
FDIC expenses	560	469	1,683	2,080
Early extinguishment of debt	695	—	695	—
Corporate development expense	153	5,885	857	7,003
Other operating expense	10,644	8,811	29,275	24,552
	54,163	51,234	158,396	139,717
Income before taxes	31,511	19,545	90,458	69,974
Income tax provision	10,942	6,823	30,382	24,004
Net income	$20,569	$12,722	$60,076	$45,970
Earnings per share:
Basic	$0.65	$0.42	$1.91	$1.54
Diluted	$0.64	$0.41	$1.86	$1.50
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in thousands)	(Unaudited)		(Unaudited)
Net Income	$20,569	$12,722	$60,076	$45,970
Other comprehensive income:
Net change in unrealized gains on investment securities available for sale
Net unrealized gains (loss) arising during the period, net of tax expense (benefit) of $761, ($682), $3,498 and $8,668, respectively	1,289	(1,112)	5,802	14,143
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $261, $395, $628 and $718, respectively	(475)	(645)	(1,136)	(1,172)
	814	(1,757)	4,666	12,971
Net change in securities held to maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $60, $60, $181 and $187, respectively	(99)	(102)	(297)	(305)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of ($15), ($14), ($42) and $266, respectively	(22)	(20)	(67)	436
Net change in cash flow hedge
Net unrealized gain arising during the period, net of tax expense of $26, $38, $118 and $38, respectively	42	61	192	61
Total other comprehensive income (loss)	735	(1,818)	4,494	13,163
Total comprehensive income	$21,304	$10,904	$64,570	$59,133
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017	December 31, 2016
(Dollars in thousands, except per share and share data)	(Unaudited)
Assets:
Cash and due from banks	$117,343	$119,929
Cash in non-owned ATMs	612,443	698,454
Interest-bearing deposits in other banks including collateral of $3,380 at September 30, 2017 and December 31, 2016	3,579	3,540
Total cash and cash equivalents	733,365	821,923
Investment securities, available for sale (amortized cost of $816,114 at September 30, 2017 and $807,761 at December 31, 2016)	810,433	794,543
Investment securities, held to maturity-at cost (fair value of $163,397 at September 30, 2017 and $163,232 at December 31, 2016)	161,721	164,346
Loans, held for sale at fair value	19,313	54,782
Loans, net of allowance for loan losses of $40,201 at September 30, 2017 and $39,751 at December 31, 2016	4,670,216	4,444,375
Bank owned life insurance	102,727	101,425
Stock in Federal Home Loan Bank of Pittsburgh-at cost	33,277	38,248
Other real estate owned	3,924	3,591
Accrued interest receivable	17,789	17,027
Premises and equipment	48,345	48,871
Goodwill	166,007	167,539
Intangible assets	23,109	23,708
Other assets	85,118	84,892
Total assets	$6,875,344	$6,765,270
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$1,357,597	$1,266,306
Interest-bearing demand	1,057,571	935,333
Money market	1,347,576	1,257,520
Savings	557,914	547,293
Time	305,347	332,624
Jumbo certificates of deposit – customer	251,782	260,560
Total customer deposits	4,877,787	4,599,636
Brokered deposits	173,932	138,802
Total deposits	5,051,719	4,738,438
Federal funds purchased and securities sold under agreements to repurchase	70,000	130,000
Federal Home Loan Bank advances	697,812	854,236
Trust preferred borrowings	67,011	67,011
Senior debt	98,116	152,050
Other borrowed funds	70,369	64,150
Accrued interest payable	3,882	1,151
Other liabilities	75,574	70,898
Total liabilities	6,134,483	6,077,934
Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 56,217,643 at September 30, 2017 and 55,995,219 at December 31, 2016	562	580
Capital in excess of par value	334,221	329,457
Accumulated other comprehensive loss	(3,123)	(7,617)
Retained earnings	680,554	627,078
Treasury stock at cost, 24,807,145 shares at September 30, 2017 and 24,605,145 shares at December 31, 2016	(271,353)	(262,162)
Total stockholders’ equity	740,861	687,336
Total liabilities and stockholders’ equity	$6,875,344	$6,765,270
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.
WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2015	55,945,245	$560	$256,435	$696	$570,630	$(247,850)	$580,471
Net Income	—	—	—	—	45,970	—	45,970
Other comprehensive income	—	—	—	13,163	—	—	13,163
Cash dividend, $0.18 per share	—	—	—	—	(5,437)	—	(5,437)
Issuance of common stock including proceeds from exercise of common stock options	174,211	2	1,888	—	—	—	1,890
Stock-based compensation expense	—	—	2,066	—	—	—	2,066
Acquisition of Penn Liberty	1,806,748	18	66,759	—	—	—	66,777
Repurchase of common stock, 409,371 shares	—	—	—	—	—	(12,890)	(12,890)
Treasury share adjustment (1)	(2,022,627)		—	—	—	—	—
Balance, September 30, 2016	55,903,577	$580	$327,148	$13,859	$611,163	$(260,740)	$692,010

Balance, December 31, 2016	55,995,219	$580	$329,457	$(7,617)	$627,078	$(262,162)	$687,336
Net Income	—	—	—	—	60,076	—	60,076
Other comprehensive income	—	—	—	4,494	—	—	4,494
Cash dividend, $0.21 per share	—	—	—	—	(6,600)	—	(6,600)
Issuance of common stock including proceeds from exercise of common stock options	222,424	2	2,315	—	—	—	2,317
Stock-based compensation expense	—	—	2,449	—	—	—	2,449
Repurchase of common stock, 204,000 shares	—	(20)	—	—	—	(9,191)	(9,211)
Balance, September 30, 2017	56,217,643	$562	$334,221	$(3,123)	$680,554	$(271,353)	$740,861

(1)
The 2016 Consolidated Statement of Changes in Stockholder's Equity has been revised to reflect an adjustment between shares issued and treasury stock. This reclassification had no impact on shares outstanding, earnings per share or retained earnings.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
(Dollars in thousands)	(Unaudited)
Operating activities:
Net Income	$60,076	$45,970
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,901	7,862
Depreciation of premises and equipment, net	6,454	5,587
Amortization of fees and discounts, net	15,002	13,921
Amortization of intangible assets	2,352	1,260
Gain on mortgage banking activities, net	(4,785)	(6,025)
Gain on sale of securities, net	(1,764)	(1,890)
Loss on sale of other real estate owned and valuation adjustments, net	187	230
Debt extinguishment cost	695	—
Deferred income tax expense	3,097	5,364
Increase in accrued interest receivable	(762)	(239)
(Increase) decrease in other assets	(7,451)	8,028
Origination of loans held for sale	(258,962)	(252,368)
Proceeds from sales of loans held for sale	284,797	230,864
Stock-based compensation expense	2,449	2,253
Increase in accrued interest payable	2,731	2,857
Increase (decrease) in other liabilities	962	(2,286)
Increase in value of bank owned life insurance	(899)	(2,311)
Increase in capitalized interest, net	(3,252)	(3,834)
Net cash provided by operating activities	$107,828	$55,243
Investing activities:
Purchases of investment securities held to maturity	$—	$(3,329)
Repayments, maturities and calls of investment securities held to maturity	1,175	2,840
Sale of investment securities available for sale	415,486	155,789
Purchases of investment securities available for sale	(593,878)	(254,993)
Repayments of investment securities available for sale	174,251	62,798
Proceeds of bank owned life insurance death benefit	371	—
Net increase in loans	(231,955)	(141,500)
Net cash for business combinations	—	51,788
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(128,159)	(57,308)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	133,130	51,117
Sales of other real estate owned	4,405	4,069
Investment in premises and equipment	(7,336)	(7,677)
Sales of premises and equipment	1,593	—
Net cash used for investing activities	$(230,917)	$(136,406)

	Nine Months Ended September 30,
	2017	2016
(Dollars in thousands)	(Unaudited)
Financing activities:
Net increase in demand and saving deposits	$320,784	$221,336
Decrease in time deposits	(36,055)	(57,383)
Increase (decrease) in brokered deposits	35,079	(12,091)
Decrease in loan payable	(359)	(366)
Receipts from FHLB advances	109,432,123	90,314,153
Repayments of FHLB advances	(109,588,547)	(90,166,500)
Receipts from federal funds purchased and securities sold under agreement to repurchase	17,610,000	21,676,620
Repayments of federal funds purchased and securities sold under agreement to repurchase	(17,670,000)	(21,723,820)
Dividends paid	(6,600)	(5,437)
Issuance of common stock and exercise of common stock options	2,317	1,918
Redemption of senior debt	(55,000)	—
Issuance of senior debt	—	97,849
Purchase of treasury stock	(9,211)	(12,890)
Net cash provided by financing activities	$34,531	$333,389
(Decrease) increase in cash and cash equivalents	(88,558)	252,226
Cash and cash equivalents at beginning of period	821,923	561,179
Cash and cash equivalents at end of period	$733,365	$813,405
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$21,893	$13,238
Income taxes	20,861	18,640
Non-cash information:
Loans transferred to other real estate owned	4,925	1,455
Loans transferred to portfolio from held-for-sale at fair value	12,782	6,337
Net change in accumulated other comprehensive income	4,494	13,163
Fair value of assets acquired, net of cash received	—	526,767
Fair value of liabilities assumed	—	583,517
Goodwill adjustments, net	(1,532)	(1,496)
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(UNAUDITED)
1. BASIS OF PRESENTATION
General
Our unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (the Company or WSFS), Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress) and Christiana Trust Company of Delaware (Christiana Trust DE). We also have one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has three wholly-owned subsidiaries: WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services LLC.
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
Senior Debt
On September 1, 2017, we redeemed $55.0 million in aggregate principal amount of our 6.25% senior notes due 2019 which were issued in 2012 (the 2012 senior notes). The 2012 senior notes were repaid using a portion of the proceeds from our 2016 issuance of senior unsecured fixed-to-floating rate notes (the 2016 senior notes) described below. We recorded noninterest expense of $0.7 million due to the write-off of unamortized debt issuance costs in connection with this redemption.
On June 13, 2016, the Company issued $100.0 million of the 2016 senior notes. The 2016 senior notes mature on June 15, 2026 and have a fixed coupon rate of 4.50% from issuance until June 15, 2021 and a variable coupon rate of three month LIBOR plus 3.30% from June 15, 2021 until maturity. The 2016 senior notes may be redeemed beginning on June 15, 2021 at 100% of principal plus accrued and unpaid interest. The net proceeds from the issuance of the 2016 senior notes are being used for general corporate purposes.

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
During the third and fourth quarters of 2016, respectively, we acquired the assets of Powdermill Financial Solutions LLC, a multi-family office serving an affluent clientele in the local community and throughout the U.S., and West Capital Management, Inc., an independent, fee-only wealth management firm providing fully customized solutions tailored to the unique needs of institutions and high-net-worth individuals which operates under a multi-family office philosophy. These acquisitions align with our strategic plan to expand our wealth management offerings and to diversify our fee-income generating businesses.
Correction of Prior Period Balances
Consolidated Statements of Income: The Consolidated Statements of Income for the three and nine months ended September 30, 2016 have been revised to correct an immaterial error in Noninterest income - Other income and Noninterest expense - Other operating expense related to revenue earned for cash servicing fees. As a result, the Consolidated Statements of Income have been revised to reflect these changes, as follows:

	Three months ended September 30, 2016			Nine months ended September 30, 2016
(Dollars in thousands)	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Noninterest income - Other income	$4,125	$737	$4,862	$12,017	$1,994	$14,011
Noninterest expense - Other operating expense	8,074	737	8,811	22,558	1,994	24,552
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
Accounting Guidance Pending Adoption at September 30, 2017

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Gross versus Net), which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and 2016-12, Narrow-Scope Improvements and Practical Expedients, both of which provide additional clarification of certain provisions in Topic 606. These ASC updates are effective for public business entities in annual and interim reporting periods in fiscal years beginning after December 15, 2017. Early application is permitted for all entities, but not before annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or retrospectively with the cumulative effect transition method. The Company will adopt the standard on January 1, 2018 using the retrospective with the cumulative effect transition method. For revenue streams determined to be within the scope of the standard, we have substantially completed our impact analysis, the results of which has shown an immaterial effect on our Consolidated Financial Statements. The Company is in the process of updating our accounting policies, processes and related internal controls to incorporate the changes from the standard. Topic 606 also includes expanded disclosure requirements which we are currently in the process of drafting. Although the impact of this adoption is expected to be immaterial on our financial statements, we do anticipate adding additional detail to our revenue disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument specific credit risk. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities may apply this guidance on a prospective or retrospective basis. The Company will adopt the standard on a prospective basis and does not expect the prospective application of this guidance to have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. Adoption using the modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company does not plan to early adopt this guidance and is currently in the process of identifying our complete lease population as defined by this guidance. The Company is also evaluating our internal systems, accounting policies, processes and related internal controls for potential impacts. Our preliminary review of this guidance suggests that adoption will result in additional assets and liabilities on our Consolidated Balance Sheet. The Company will adopt this guidance on January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not plan to early adopt this guidance and is in the early stages of evaluating the impact of this guidance on its Consolidated Financial Statements, internal systems, accounting policies, processes and related internal controls. Our preliminary review of this guidance suggests that adoption may materially increase the allowance for loan losses and decrease capital levels; however, the extent of these impacts will depend on the asset quality of the portfolio and significant estimates and judgments made by management at the time of adoption. The Company will adopt this guidance on January 1, 2020.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 represents the Emerging Issues Task Force’s final consensus on eight issues related to the classification of cash payments and receipts in the statement of cash flows for a number of common transactions. The consensus also clarifies when identifiable cash flows should be separated versus classified based on their predominant source or use. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the application of this guidance to have any impact on its Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the measurement of goodwill impairment by removing the hypothetical purchase price allocation. The new guidance requires an impairment of goodwill be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, up to the amount of goodwill recorded. The guidance is effective for public entities in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.

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
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The new guidance changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Specifically, the guidance eliminates the requirement to separately measure and report hedge ineffectiveness and also aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the new guidance provides entities the ability to apply hedge accounting to additional hedging strategies. The guidance is effective for all entities in annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.

2. BUSINESS COMBINATIONS
Penn Liberty Financial Corporation
On August 12, 2016, we completed the acquisition of Penn Liberty. The acquisition of Penn Liberty was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at their estimated fair values as of the acquisition date. The fair values of assets acquired and liabilities assumed are now considered final.
In connection with the acquisition of Penn Liberty, the consideration transferred and the fair value of identifiable assets acquired and liabilities assumed, including remeasurement adjustments subsequent to the date of acquisition, are summarized in the following table:

(Dollars in thousands)	Fair Value
Consideration Transferred:
Common shares issued (1,806,748)	$68,352
Cash paid to Penn Liberty stock and option holders	40,549
Value of consideration	108,901
Assets acquired:
Cash and due from banks	102,301
Investment securities	627
Loans	483,203
Premises and equipment	6,817
Deferred income taxes	6,542
Bank owned life insurance	8,666
Core deposit intangible	2,882
Other real estate owned	996
Other assets	12,085
Total assets	624,119
Liabilities assumed:
Deposits	568,706
Other borrowings	10,000
Other liabilities	3,738
Total liabilities	582,444
Net assets acquired:	41,675
Goodwill resulting from acquisition of Penn Liberty	$67,226
The following table details the change to goodwill recorded subsequent to acquisition:

(Dollars in thousands)	Fair Value
Goodwill resulting from the acquisition of Penn Liberty reported as of December 31, 2016	$68,814
Effects of adjustments to:
Deferred income taxes	880
Loans	279
Other assets	(1,440)
Other liabilities	(1,307)
Adjusted goodwill resulting from the acquisition of Penn Liberty as of September 30, 2017	$67,226
In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. During the three months ended September 30, 2017, no adjustments were made to goodwill resulting from the acquisition of Penn Liberty.

3. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income	$20,569	$12,722	$60,076	$45,970
Denominator:
Weighted average basic shares	31,420	30,520	31,424	29,914
Dilutive potential common shares	848	797	856	747
Weighted average fully diluted shares	32,268	31,317	32,280	30,661
Earnings per share:
Basic	$0.65	$0.42	$1.91	$1.54
Diluted	$0.64	$0.41	$1.86	$1.50
Outstanding common stock equivalents having no dilutive effect	—	1	5	10

4. INVESTMENT SECURITIES
The following tables detail the amortized cost and the estimated fair value of our available-for-sale and held-to-maturity investment securities. None of our investment securities are classified as trading.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities:
September 30, 2017
CMO	$269,267	$895	$2,354	$267,808
FNMA MBS	434,920	1,545	5,223	431,242
FHLMC MBS	85,564	277	779	85,062
GNMA MBS	25,723	289	315	25,697
Other investments	640	—	16	624
	$816,114	$3,006	$8,687	$810,433
December 31, 2016
GSE	$35,061	$9	$60	$35,010
CMO	264,607	566	3,957	261,216
FNMA MBS	414,218	950	9,404	405,764
FHLMC MBS	64,709	135	1,330	63,514
GNMA MBS	28,540	303	427	28,416
Other investments	626	—	3	623
	$807,761	$1,963	$15,181	$794,543

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held-to-Maturity Securities(1)
September 30, 2017
State and political subdivisions	$161,721	$1,796	$120	$163,397
December 31, 2016
State and political subdivisions	$164,346	$271	$1,385	$163,232

(1)
Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $1.8 million and $2.2 million at September 30, 2017 and December 31, 2016, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The scheduled maturities of investment securities available for sale and held to maturity at September 30, 2017 and December 31, 2016 are presented in the table below:

	Available for Sale (1)
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2017
Within one year	$—	$—
After one year but within five years	4,007	4,002
After five years but within ten years	201,919	198,334
After ten years	609,548	607,473
	$815,474	$809,809
December 31, 2016
Within one year	$16,009	$16,017
After one year but within five years	19,052	18,992
After five years but within ten years	276,635	270,300
After ten years	495,439	488,611
	$807,135	$793,920

	Held to Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2017
Within one year	$328	$326
After one year but within five years	5,437	5,491
After five years but within ten years	15,672	15,838
After ten years	140,284	141,742
	$161,721	$163,397
December 31, 2016
Within one year	$—	$—
After one year but within five years	6,168	6,162
After five years but within ten years	8,882	8,870
After ten years	149,296	148,200
	$164,346	$163,232

(1)
Included in the investment portfolio, but not in the table above, is a mutual fund with an amortized cost and fair value of $0.6 million and $0.6 million as of September 30, 2017 and December 31, 2016 which has no stated maturity.

Mortgage-backed securities (MBS) may have expected maturities that differ from their contractual maturities. These differences arise because borrowers have the right to call or prepay obligations with or without prepayment penalty.
Investment securities with fair market values aggregating $737.3 million and $562.5 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of September 30, 2017 and December 31, 2016, respectively.
During the nine months ended September 30, 2017, we sold $415.5 million of investment securities categorized as available for sale, resulting in realized gains of $1.9 million and realized losses of less than $0.1 million. During the nine months ended September 30, 2016, we sold $155.8 million of investment securities categorized as available for sale, resulting in realized gains of $1.9 million and no realized losses. The cost basis of all investment securities sales is based on the specific identification method.
As of September 30, 2017 and December 31, 2016, our investment securities portfolio had remaining unamortized premiums of $14.9 million and $18.0 million, respectively, and unaccreted discounts of $1.1 million and $0.4 million, respectively.

For investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at September 30, 2017.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
CMO	$114,939	$1,188	$43,775	$1,166	$158,714	$2,354
FNMA MBS	188,153	2,299	74,801	2,924	262,954	5,223
FHLMC MBS	45,317	497	7,892	282	53,209	779
GNMA MBS	4,856	83	10,687	232	15,543	315
Other investments	—	—	624	16	624	16
Total temporarily impaired investments	$353,265	$4,067	$137,779	$4,620	$491,044	$8,687

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Held-to-maturity securities:
State and political subdivisions	$13,571	$48	$6,700	$72	$20,271	$120
Total temporarily impaired investments	$13,571	$48	$6,700	$72	$20,271	$120
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

At September 30, 2017, we owned investment securities totaling $511.3 million for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $8.8 million at September 30, 2017. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.
All securities, with the exception of one having a fair value of $0.8 million at September 30, 2017, were AA-rated or better at the time of purchase and remained investment grade at September 30, 2017. All securities were evaluated for OTTI at September 30, 2017 and December 31, 2016. The result of this evaluation showed no OTTI as of September 30, 2017 or December 31, 2016. The estimated weighted average duration of MBS was 5.10 years at September 30, 2017.

5. LOANS
The following table shows our loan portfolio by category:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Commercial and industrial	$1,388,094	$1,287,731
Owner-occupied commercial	1,096,753	1,078,162
Commercial mortgages	1,157,074	1,163,554
Construction	293,317	222,712
Residential (1)	262,147	289,611
Consumer	520,276	450,029
	4,717,661	4,491,799
Less:
Deferred fees, net	7,244	7,673
Allowance for loan losses	40,201	39,751
Net loans	$4,670,216	$4,444,375
(1) Includes reverse mortgages, at fair value of $21.4 million at September 30, 2017 and $22.6 million at December 31, 2016.
The following table shows the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the Company applies ASC 310-30 as of the dates indicated:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Outstanding principal balance	$30,465	$41,574
Carrying amount	24,039	33,104
Allowance for loan losses	542	510

The following table presents the changes in accretable yield on the acquired credit impaired loans for the nine months ended September 30, 2017:

(Dollars in thousands)	Nine months ended September 30, 2017
Balance at beginning of period	$5,150
Accretion	(2,158)
Reclassification from nonaccretable difference	1,246
Additions/adjustments	(1,089)
Disposals	(345)
Balance at end of period	$2,804

6. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION
Allowance for Loan Losses
We maintain an allowance for loan losses which represents our best estimate of probable losses within our loan portfolio. As losses are realized, they are charged to this allowance. We established our allowance in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102 (SAB 102), Selected Loan Loss Allowance Methodology and Documentation Issues, ASC 450, Contingencies and ASC 310, Receivables. When we have reason to believe it is probable that we will not be able to collect all contractually due amounts of principal and interest, loans are evaluated for impairment on an individual basis and a specific allocation of the allowance is assigned in accordance with ASC 310-10. We also maintain an allowance for loan losses on acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based on a continuing review of these portfolios. The following are included in our allowance for loan losses:

•	Specific reserves for impaired loans

•	An allowance for each pool of homogenous loans based on historical loss experience

•	Adjustments for qualitative and environmental factors allocated to pools of homogenous loans
When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, if necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the nine months ended September 30, 2017 and 2016, net charge-offs totaled $6.5 million or 0.19% of average loans annualized, and $5.9 million, or 0.20% of average loans annualized, respectively.
Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled as follows: commercial, owner-occupied commercial, commercial mortgages and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. The probability of default is calculated based on the historical rate of migration to impaired status during the last 27 quarters. During the nine months ended September 30, 2017, we increased the look-back period to 27 quarters from the 24 quarters used at December 31, 2016. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the core reserves calculated by the ALLL model are adequately considering the losses within a full credit cycle.
Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 27 quarter look-back period.
Qualitative adjustment factors consider various current internal and external conditions which are allocated among loan types and take into consideration:

•	Current underwriting policies, staff, and portfolio mix,

•	Internal trends of delinquency, nonaccrual and criticized loans by segment,

•	Risk rating accuracy, control and regulatory assessments/environment,

•	General economic conditions - locally and nationally,

•	Market trends impacting collateral values, and

•	The competitive environment, as it could impact loan structure and underwriting.
The above factors are based on their relative standing compared to the period in which historic losses are used in core reserve estimates and current directional trends. Qualitative factors in our model can add to or subtract from core reserves.
The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be approximately 9 quarters as of September 30, 2017. Our residential mortgage and consumer LEP remained at 4 quarters as of September 30, 2017. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP annually for our commercial portfolio and review the current 4 quarter LEP for the retail portfolio to determine the continued reasonableness of this assumption.

In prior periods, we had a component of the allowance for model estimation and complexity risk reserve. During the second quarter of 2016 as a result of continued refinement of the model and normal review of the factors, we removed the model estimation and complexity risk reserve from our calculation of the allowance for loan losses.
Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.
The following tables provide the activity of our allowance for loan losses and loan balances for the three and nine months ended September 30, 2017:

(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(1)	Consumer	Total
Three months ended September 30, 2017
Allowance for loan losses
Beginning balance	$14,224	$5,816	$7,335	$3,432	$2,050	$7,148	$40,005
Charge-offs	(1,603)	(104)	(1,196)	(215)	(59)	(575)	(3,752)
Recoveries	417	12	16	301	11	295	1,052
Provision (credit)	2,128	(96)	(231)	427	(49)	644	2,823
Provision for acquired loans	(7)	104	(5)	(28)	9	—	73
Ending balance	$15,159	$5,732	$5,919	$3,917	$1,962	$7,512	$40,201
Nine months ended September 30, 2017
Allowance for loan losses
Beginning balance	$13,339	$6,588	$8,915	$2,838	$2,059	$6,012	$39,751
Charge-offs	(3,787)	(296)	(1,702)	(346)	(112)	(2,606)	(8,849)
Recoveries	820	120	69	305	141	943	2,398
Provision (credit)	4,597	(802)	(1,602)	1,056	(146)	3,177	6,280
Provision for acquired loans	190	122	239	64	20	(14)	621
Ending balance	$15,159	$5,732	$5,919	$3,917	$1,962	$7,512	$40,201
Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,220	$—	$131	$—	$858	$198	$2,407
Loans collectively evaluated for impairment	13,646	5,699	5,638	3,881	1,078	7,310	37,252
Acquired loans evaluated for impairment	293	33	150	36	26	4	542
Ending balance	$15,159	$5,732	$5,919	$3,917	$1,962	$7,512	$40,201
Period-end loan balances evaluated for:
Loans individually evaluated for impairment (2)	$12,845	$3,346	$9,012	$1,839	$14,060	$7,409	$48,511
Loans collectively evaluated for impairment	1,249,027	941,296	943,699	271,447	148,715	472,488	4,026,672
Acquired nonimpaired loans	120,987	144,710	194,394	19,085	77,154	40,136	596,466
Acquired impaired loans	5,235	7,401	9,969	946	788	243	24,582
Ending balance (3)	$1,388,094	$1,096,753	$1,157,074	$293,317	$240,717	$520,276	$4,696,231

(1)	Period-end loan balance excludes reverse mortgages, at fair value of $21.4 million.

(2)
The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $14.9 million for the period ending September 30, 2017. Accruing troubled debt restructured loans are considered impaired loans.

(3)	Ending loan balances do not include net deferred fees.

The following table provides the activity of the allowance for loan losses and loan balances for the three and nine months ended September 30, 2016:

(Dollars in thousands)	Commercial	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(1)	Consumer	Complexity Risk(2)	Total
Three months ended September 30, 2016
Allowance for loan losses
Beginning balance	$11,402	$6,723	$8,135	$3,308	$2,352	$5,826	$—	$37,746
Charge-offs	(3,737)	(1,415)	(1)	(30)	(43)	(518)	—	(5,744)
Recoveries	223	15	197	440	33	290	—	1,198
Provision (credit)	3,714	1,437	1,089	(824)	(179)	401	—	5,638
Provision for acquired loans	117	185	(48)	(76)	12	—	—	190
Ending balance	$11,719	$6,945	$9,372	$2,818	$2,175	$5,999	$—	$39,028
Nine months ended September 30, 2016
Allowance for loan losses
Beginning balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089
Charge-offs	(4,643)	(1,556)	(79)	(59)	(72)	(1,967)	—	(8,376)
Recoveries	557	66	310	486	112	922	—	2,453
Provision (credit)	4,551	1,564	2,650	(1,104)	(177)	1,118	(1,010)	7,592
Provision for acquired loans	98	201	4	(26)	31	(38)	—	270
Ending balance	$11,719	$6,945	$9,372	$2,818	$2,175	$5,999	$—	$39,028
Period-end allowance allocated to:
Loans individually evaluated for impairment	$692	$—	$1,264	$215	$989	$201	$—	$3,361
Loans collectively evaluated for impairment	10,974	6,923	7,982	2,549	1,167	5,798	—	35,393
Acquired loans evaluated for impairment	53	22	126	54	19	—	—	274
Ending balance	$11,719	$6,945	$9,372	$2,818	$2,175	$5,999	$—	$39,028
Period-end loan balances:
Loans individually evaluated for impairment (3)	$4,198	$2,510	$7,165	$1,419	$13,957	$8,105	$—	$37,354
Loans collectively evaluated for impairment	1,077,258	869,051	904,328	182,338	150,318	368,428	—	3,551,721
Acquired nonimpaired loans	175,570	175,411	229,530	21,627	103,537	61,257	—	766,932
Acquired impaired loans	9,691	10,673	12,880	3,592	899	368	—	38,103
Ending balance (4)	$1,266,717	$1,057,645	$1,153,903	$208,976	$268,711	$438,158	$—	$4,394,110

(1)	Period-end loan balance excludes reverse mortgages, at fair value of $23.1 million.

(2)	Represents the portion of the allowance for loan losses established to capture factors not already included in other components in our allowance for loan losses methodology.

(3)
The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $14.2 million for the period ending September 30, 2016. Accruing troubled debt restructured loans are considered impaired loans.

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
The following tables show our nonaccrual and past due loans at the dates indicated:

	September 30, 2017
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$673	$136	$685	$1,494	$1,368,660	$5,235	$12,705	$1,388,094
Owner-occupied commercial	998	—	—	998	1,085,008	7,401	3,346	1,096,753
Commercial mortgages	1,320	—	—	1,320	1,136,982	9,969	8,803	1,157,074
Construction	1,033	—	—	1,033	289,499	946	1,839	293,317
Residential(1)	1,708	364	557	2,629	232,567	788	4,733	240,717
Consumer	593	771	96	1,460	516,463	243	2,110	520,276
Total (2)	$6,325	$1,271	$1,338	$8,934	$4,629,179	$24,582	$33,536	$4,696,231
% of Total Loans	0.13%	0.03%	0.03%	0.19%	98.58%	0.52%	0.71%	100%

(1)	Residential accruing current balances excludes reverse mortgages at fair value of $21.4 million.

(2)	The balances above include a total of $596.5 million of acquired nonimpaired loans.

	December 31, 2016
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,507	$278	$—	$1,785	$1,277,748	$6,183	$2,015	$1,287,731
Owner-occupied commercial	116	540	—	656	1,063,306	12,122	2,078	1,078,162
Commercial mortgages	167	—	—	167	1,143,180	10,386	9,821	1,163,554
Construction	132	—	—	132	218,886	3,694	—	222,712
Residential(1)	3,176	638	153	3,967	257,234	860	4,967	267,028
Consumer	392	346	285	1,023	444,642	369	3,995	450,029
Total(2)	$5,490	$1,802	$438	$7,730	$4,404,996	$33,614	$22,876	$4,469,216
% of Total Loans	0.12%	0.04%	0.01%	0.17%	98.57%	0.75%	0.51%	100%

(1)	Residential accruing current balances excludes reverse mortgages, at fair value of $22.6 million.

(2)	The balances above include a total of $724.1 million of acquired nonimpaired loans.

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
The following tables provide an analysis of our impaired loans at September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$14,814	$3,129	$11,685	$1,513	$16,967	$11,981
Owner-occupied commercial	4,669	3,346	1,323	33	4,984	5,583
Commercial mortgages	12,190	7,267	4,923	281	18,385	12,941
Construction	2,111	1,839	272	36	2,377	3,769
Residential	14,621	8,343	6,278	884	17,517	14,652
Consumer	7,447	5,914	1,533	202	9,283	8,216
Total (2)	$55,852	$29,838	$26,014	$2,949	$69,513	$57,142

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)
The above includes acquired impaired loans totaling $7.3 million in the ending loan balance and $8.3 million in the contractual principal balance of the total acquired impaired loan portfolio of $24.6 million

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

Interest income of $0.3 million and $1.0 million was recognized on impaired loans during the three and nine months ended September 30, 2017, respectively. Interest income of $0.5 million and $0.8 million was recognized on impaired loans during the three and nine months ended September 30, 2016, respectively.
As of September 30, 2017, there were 32 residential loans and 3 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $3.3 million and $0.2 million, respectively. As of December 31, 2016, there were 29 residential loans and 7 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $3.7 million and $3.6 million, respectively.

Reserves on Acquired Nonimpaired Loans
In accordance with FASB ASC 310, loans acquired by the Bank through its mergers with First National Bank of Wyoming, Alliance Bankcorp, Inc. (Alliance) and Penn Liberty are required to be reflected on the balance sheet at their fair values on the date of acquisition as opposed to their contractual values. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date the Bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.
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

Commercial Credit Exposure

	September 30, 2017
(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
					Amount	%
Risk Rating:
Special mention	$12,474	$2,858	$—	$3,644	$18,976
Substandard:
Accrual	52,237	25,083	64	754	78,138
Nonaccrual	11,485	3,346	8,672	1,839	25,342
Doubtful	1,220	—	131	—	1,351
Total Special Mention and Substandard	77,416	31,287	8,867	6,237	123,807	3%
Acquired impaired	5,235	7,401	9,969	946	23,551	1%
Pass	1,305,443	1,058,065	1,138,238	286,134	3,787,880	96%
Total	$1,388,094	$1,096,753	$1,157,074	$293,317	$3,935,238	100%

(1)	Table includes $479.2 million of acquired nonimpaired loans as of September 30, 2017.

	December 31, 2016
(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
					Amount	%
Risk Rating:
Special mention	$17,630	$11,419	$34,198	$—	$63,247
Substandard:
Accrual	45,067	19,871	239	2,193	67,370
Nonaccrual	1,693	2,078	8,574	—	12,345
Doubtful	322	—	1,247	—	1,569
Total Special Mention and Substandard	64,712	33,368	44,258	2,193	144,531	4%
Acquired impaired	6,183	12,122	10,386	3,694	32,385	1%
Pass	1,216,836	1,032,672	1,108,910	216,825	3,575,243	95%
Total	$1,287,731	$1,078,162	$1,163,554	$222,712	$3,752,159	100%

(1)	Table includes $573.5 million of acquired nonimpaired loans as of December 31, 2016.
Residential and Consumer Credit Exposure

(Dollars in thousands)	Residential(2)		Consumer		Total Residential and Consumer(3)
	September 30,	December 31,	September 30,	December 31,	September 30, 2017		December 31, 2016
	2017	2016	2017	2016	Amount	Percent	Amount	Percent
Nonperforming(1)	$14,060	$13,547	$7,409	$7,863	$21,469	3%	$21,410	3%
Acquired impaired loans	788	860	243	369	1,031	—%	1,229	—%
Performing	225,869	252,621	512,624	441,797	738,493	97%	694,418	97%
Total	$240,717	$267,028	$520,276	$450,029	$760,993	100%	$717,057	100%

(1)
Includes $14.6 million as of September 30, 2017 and $12.4 million as of December 31, 2016 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.

(2)	Residential performing loans excludes $21.4 million and $22.6 million of reverse mortgages at fair value as of September 30, 2017 and December 31, 2016, respectively.

(3)	Total includes $117.3 million and $150.5 million in acquired nonimpaired loans as of September 30, 2017 and December 31, 2016, respectively.
Troubled Debt Restructurings (TDRs)
TDRs are recorded in accordance with FASB ASC 310-40, Troubled Debt Restructuring by Creditors (ASC 310-40).

The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Performing TDRs	$14,905	$14,336
Nonperforming TDRs	11,114	8,451
Total TDRs	$26,019	$22,787
Approximately $1.1 million and $1.3 million in related reserves have been established for these loans at September 30, 2017 and December 31, 2016, respectively.
The following table presents information regarding the types of loan modifications made for the nine months ended September 30, 2017:

	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other (1)	Total
Commercial	1	1	—	—	2
Owner-occupied commercial	—	1	—	—	1
Construction	—	2	—	1	3
Residential	2	—	3	—	5
Consumer	1	—	11	6	18
Total	4	4	14	7	29

(1)	Other includes underwriting exceptions.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and payment is reasonably assured.
The following table presents loans identified as TDRs during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$—	$—	$—	$—	$781	$781	$1,125	$1,125
Owner-occupied commercial	—	—	—	—	3,071	3,071	—	—
Commercial mortgages	—	—	—	—	—	—	—	—
Construction	—	—	—	—	1,836	1,836	—	—
Residential	1,058	1,058	797	797	1,300	1,300	1,523	1,523
Consumer	609	609	278	278	1,867	1,867	733	733
Total	$1,667	$1,667	$1,075	$1,075	$8,855	$8,855	$3,381	$3,381

During the nine months ended September 30, 2017, the TDRs set forth in the table above resulted in no increase in our allowance for loan losses, and also resulted in no additional charge-offs. For the same period of 2016, the TDRs set forth in the table above increased our allowance for loan losses by $0.1 million and resulted in charge-offs of $0.1 million. At September 30, 2017, four TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of $3.7 million.

7. GOODWILL AND INTANGIBLES
In accordance with FASB ASC 805, Business Combinations (ASC 805) and FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.
During the nine months ended September 30, 2017, we determined there were no events or other indicators of impairment as it relates to goodwill or other intangibles.
The following table shows the changes in our goodwill during nine months ended September 30, 2017 as well as the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

	WSFS	Cash	Wealth	Consolidated
(Dollars in thousands)	Bank	Connect	Management	Company
December 31, 2016	$147,396	$—	$20,143	$167,539
Remeasurement adjustments	(1,588)	—	56	(1,532)
September 30, 2017	$145,808	$—	$20,199	$166,007
ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following tables summarize other intangible assets:

	September 30, 2017
(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
Core deposits	$10,658	$(3,997)	$6,661	10 years
Customer relationships	17,560	(3,813)	13,747	7-15 years
Non-compete agreements	221	(46)	175	5 years
Loan servicing rights	2,056	(1,161)	895	10-30 years
Favorable lease asset	1,932	(301)	1,631	10 months-18 years
Total intangible assets	$32,427	$(9,318)	$23,109

	December 31, 2016
(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
Core deposits	$13,128	$(5,630)	$7,498	10 years
Customer relationships	17,561	(2,612)	14,949	7-15 years
Non-compete agreements	1,006	(728)	278	6 months-5 years
Loan servicing rights	1,708	(1,067)	641	10-30 years
Favorable lease asset	458	(116)	342	10 months-15 years
Total intangible assets	$33,861	$(10,153)	$23,708
Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and either accelerated or straight-line methods of amortization. During the nine months ended September 30, 2017, we recognized amortization expense on other intangible assets of $2.3 million.

The following table shows the estimated future amortization expense related to our intangible assets:

(Dollars in thousands)	Amortization of Intangibles
Remaining in 2017	$757
2018	2,986
2019	2,918
2020	2,722
2021	2,396
Thereafter	11,330
Total	$23,109

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
The following are disclosures of the net periodic benefit cost components of postretirement medical benefits measured at January 1, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$11	$14	$40	$43
Interest cost	16	19	54	57
Prior service cost amortization	(19)	(18)	(57)	(44)
Net gain recognition	(18)	(16)	(52)	(47)
Net periodic benefit cost	$(10)	$(1)	$(15)	$9

Alliance Associate Pension Plan

During the fourth quarter of 2015, we completed the acquisition of Alliance and its wholly owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At the time of the acquisition we assumed the Alliance pension plan offered to its current associates.

The following table shows the net periodic benefit cost components for the Alliance Associate Pension Plan benefits measured at January 1, 2017.

(Dollars in thousands)	Three months ended September 30, 2017	Nine months ended September 30, 2017
Service cost	$10	$30
Interest cost	75	225
Expected Return on Plan Assets	(135)	(405)
Prior service cost amortization	—	—
Net gain recognition	—	—
Net periodic benefit cost	$(50)	$(150)
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
There were no unrecognized tax benefits as of September 30, 2017. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2014 through 2016 tax years are subject to examination as of September 30, 2017. We do not expect to record or realize any material unrecognized tax benefits during 2017.
As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $0.4 million of such amortization has been reflected as income tax expense for the three months ended September 30, 2017 and September 30, 2016, and $1.2 million of such amortization has been reflected as income tax expense for the nine months ended September 30, 2017 and September 30, 2016.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the nine months ended September 30, 2017 were $1.2 million, $1.2 million and $0.3 million, respectively. The carrying value of the investment in affordable housing credits is $14.2 million at September 30, 2017, compared to $15.4 million at December 31, 2016.

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

The following tables present financial instruments carried at fair value as of September 30, 2017 and December 31, 2016 by level in the valuation hierarchy (as described above):

	September 30, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$267,808	$—	$267,808
FNMA MBS	—	431,242	—	431,242
FHLMC MBS	—	85,062	—	85,062
GNMA MBS	—	25,697	—	25,697
Other investments	624	—	—	624
Other assets	—	1,338	—	1,338
Total assets measured at fair value on a recurring basis	$624	$811,147	$—	$811,771

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$2,736	$—	$2,736

Assets measured at fair value on a nonrecurring basis:
Other real estate owned	$—	$—	$3,924	$3,924
Loans held for sale	—	19,313	—	19,313
Impaired loans, net	—	—	52,903	52,903
Total assets measured at fair value on a nonrecurring basis	$—	$19,313	$56,827	$76,140

	December 31, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$261,215	$—	$261,215
FNMA MBS	—	405,764	—	405,764
FHLMC MBS	—	63,515	—	63,515
GNMA MBS	—	28,416	—	28,416
GSE	—	35,010	—	35,010
Other investments	623	—	—	623
Other assets	—	1,508	—	1,508
Total assets measured at fair value on a recurring basis	$623	$795,428	$—	$796,051

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,380	$—	$3,380

Assets measured at fair value on a nonrecurring basis
Other real estate owned	$—	$—	$3,591	$3,591
Loans held for sale	—	54,782	—	54,782
Impaired loans, net	—	—	46,499	46,499
Total assets measured at fair value on a nonrecurring basis	$—	$54,782	$50,090	$104,872
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017.
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
Available-for-sale securities
As of September 30, 2017, securities classified as available-for-sale are reported at fair value using Level 2 inputs, except for one mutual fund asset acquired as part of the Penn Liberty acquisition, which is categorized as Level 1. Included in the Level 2 total are $809.8 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
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
The gross amount of impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans was $55.9 million and $51.6 million at September 30, 2017 and December 31, 2016, respectively. The valuation allowance on impaired loans was $2.9 million as of September 30, 2017 and $3.4 million as of December 31, 2016.
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
Other assets
Other assets includes, among others, other real estate owned (see discussion earlier in this note) and our investment in Visa Class B stock. Our ownership includes shares acquired at no cost from our prior participation in Visa’s network, while Visa operated as a cooperative. During 2016 and 2017 we purchased additional shares which are accounted for as non-marketable equity securities and carried at cost. We evaluate the shares carried at cost for OTTI periodically. As of September 30, 2017, our evaluation indicated that there was no OTTI of these shares. Following resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares.

Only current owners of Class B shares are allowed to purchase other Class B shares.  We estimate the value of our Visa Class B shares to be $44.1 million as of September 30, 2017.

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
Other Liabilities
Other liabilities includes, among others, cash flow derivatives and derivative on the residential mortgage held for sale pipeline. Valuation of our cash flow derivative is obtained from an independent pricing service and also from the derivative counterparty. Valuation for the residential mortgage held for sale pipeline is based on valuation of the loans held for sale portfolio as described above in Loans held for sale.
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, approximates the recorded net deferred fee amounts, which are not significant. Because commitments to extend credit and letters of credit are generally not assignable by either us or the borrower, they only have value to us and the borrower.

The book value and estimated fair value of our financial instruments are as follows:

(Dollars in thousands)		September 30, 2017		December 31, 2016
	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$733,365	$733,365	$821,923	$821,923
Investment securities available for sale	See previous table	810,433	810,433	794,543	794,543
Investment securities held to maturity	Level 2	161,721	163,397	164,346	163,232
Loans, held for sale	Level 2	19,313	19,313	54,782	54,782
Loans, net(1)(2)	Level 2,3	4,617,313	4,596,437	4,397,876	4,300,963
Impaired loans, net	Level 3	52,903	52,903	46,499	46,499
Stock in FHLB of Pittsburgh	Level 2	33,277	33,277	38,248	38,248
Accrued interest receivable	Level 2	17,789	17,789	17,027	17,027
Other assets	Level 3	19,618	49,697	9,189	15,787
Financial liabilities:
Deposits	Level 2	5,051,719	4,681,111	4,738,438	4,423,921
Borrowed funds	Level 2	1,003,308	999,551	1,267,447	1,264,170
Standby letters of credit	Level 3	463	463	468	468
Accrued interest payable	Level 2	3,882	3,882	1,151	1,151
Other liabilities	Level 2	2,736	2,736	3,380	3,380
 (1) Excludes impaired loans, net.
 (2) Includes reverse mortgage loans, which are categorized as Level 3.
At September 30, 2017 and December 31, 2016 we had no commitments to extend credit measured at fair value.
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
Fair Values of Derivative Instruments
The table below presents the fair value of our derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of September 30, 2017.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Liability Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	3	$75,000	Other Liabilities	$2,556
Total derivatives designated as hedging instruments				$2,556

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the nine months ended September 30, 2017, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2017, we did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on our variable-rate pooled loans. During the next twelve months, we estimate that $0.3 million will be reclassified as an increase to interest income. During the nine months ended September 30, 2017, $0.1 million was reclassified into interest income.
We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 1 month (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of September 30, 2017, we had three outstanding interest rate derivatives with a notional of $75 million that were designated as cash flow hedges of interest rate risk.
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and September 30, 2016.

(Dollars in thousands)	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated OCI into Income (Effective Portion)
	Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016
Interest Rate Products	$42	$—	Interest income
Total	$42	$—

(Dollars in thousands)	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016
Interest Rate Products	$192	$—	Interest income
Total	$192	$—

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
As of September 30, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.6 million. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $3.4 million against our obligations under these agreements. If we had breached any of these provisions at September 30, 2017, we could have been required to settle our obligations under the agreements at the termination value.

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
Cash Connect® provides ATM vault cash and smart safe and cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect
The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through six business lines. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress, a registered investment adviser whose primary market segment is high-net-worth individuals, offers a "balanced" investment style focused on preservation of capital and providing current income. West Capital, a registered investment adviser, is a fee-only wealth management firm which operates under a multi-family office philosophy and provides fully-customized solutions tailored to the unique needs of institutions and high-net-worth individuals. Christiana Trust provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office that specializes in providing unique, independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Private Banking serves high-net-worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

The following table shows segment results for the three months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017				Three months ended September 30, 2016
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®		Wealth Management	Total
Statement of Income
External customer revenues:
Interest income	$62,748	$—	$2,262	$65,010	53,332	—		2,005	55,337
Noninterest income	12,102	11,212	9,127	32,441	11,957	9,369	(r)	6,260	27,586
Total external customer revenues	74,850	11,212	11,389	97,451	65,289	9,369		8,265	82,923
Inter-segment revenues:
Interest income	2,537	—	2,235	4,772	1,302	—		1,698	3,000
Noninterest income	1,721	213	37	1,971	2,140	229		27	2,396
Total inter-segment revenues	4,258	213	2,272	6,743	3,442	229		1,725	5,396
Total revenue	79,108	11,425	13,661	104,194	68,731	9,598		9,990	88,319
External customer expenses:
Interest expense	8,542	—	339	8,881	6,113	—		203	6,316
Noninterest expenses	39,546	7,048	7,569	54,163	40,991	5,743	(r)	4,500	51,234
Provision for loan losses	3,065	—	(169)	2,896	5,669	—		159	5,828
Total external customer expenses	51,153	7,048	7,739	65,940	52,773	5,743		4,862	63,378
Inter-segment expenses:
Interest expense	2,235	1,856	681	4,772	1,698	790		512	3,000
Noninterest expenses	250	556	1,165	1,971	256	744		1,396	2,396
Total inter-segment expenses	2,485	2,412	1,846	6,743	1,954	1,534		1,908	5,396
Total expenses	53,638	9,460	9,585	72,683	54,727	7,277		6,770	68,774
Income before taxes	$25,470	$1,965	$4,076	$31,511	$14,004	$2,321		$3,220	$19,545
Income tax provision				10,942					6,823
Consolidated net income				$20,569					$12,722

Capital expenditures	$2,688	$35	$117	$2,840	$10,900	$248		$11	$11,159

(r) Noninterest income and noninterest expense for the period ended September 30, 2016 have been restated to correct an immaterial error related to revenue earned for cash servicing fees. See Note 1 - Basis of Presentation for further information.

The following table shows segment results for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30, 2017				Nine months ended September 30, 2016
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®		Wealth Management	Total
Statement of Income
External customer revenues:
Interest income	$181,670	$—	$6,500	$188,170	$150,862	$—		$6,024	$156,886
Noninterest income	34,318	31,403	26,488	92,209	31,982	26,437	(r)	18,343	76,762
Total external customer revenues	215,988	31,403	32,988	280,379	182,844	26,437		24,367	233,648
Inter-segment revenues:
Interest income	6,780	—	6,735	13,515	3,498	—		5,245	8,743
Noninterest income	5,791	611	113	6,515	6,211	632		76	6,919
Total inter-segment revenues	12,571	611	6,848	20,030	9,709	632		5,321	15,662
Total revenue	228,559	32,014	39,836	300,409	192,553	27,069		29,688	249,310
External customer expenses:
Interest expense	23,744	—	880	24,624	15,506	—		589	16,095
Noninterest expenses	117,288	19,774	21,334	158,396	109,265	16,681	(r)	13,771	139,717
Provision for loan losses	6,097	—	804	6,901	7,675	—		187	7,862
Total external customer expenses	147,129	19,774	23,018	189,921	132,446	16,681		14,547	163,674
Inter-segment expenses:
Interest expense	6,735	4,843	1,937	13,515	5,245	1,973		1,525	8,743
Noninterest expenses	724	1,944	3,847	6,515	708	2,186		4,025	6,919
Total inter-segment expenses	7,459	6,787	5,784	20,030	5,953	4,159		5,550	15,662
Total expenses	154,588	26,561	28,802	209,951	138,399	20,840		20,097	179,336
Income before taxes	$73,971	$5,453	$11,034	$90,458	$54,154	$6,229		$9,591	$69,974
Income tax provision				30,382					24,004
Consolidated net income				$60,076					$45,970

Capital expenditures	$6,611	$103	$480	$7,194	$14,346	$672		$19	$15,037

(r) Noninterest income and noninterest expense for the period ended September 30, 2016 have been restated to correct an immaterial error related to revenue earned for cash servicing fees. See Note 1 - Basis of Presentation for further information.

The following table shows significant components of segment net assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statement of Financial Condition
Cash and cash equivalents	$94,169	$631,883	$7,313	$733,365	$100,893	$717,643	$3,387	$821,923
Goodwill	145,808	—	20,199	166,007	147,396	—	20,143	167,539
Other segment assets	5,757,941	2,983	215,048	5,975,972	5,545,611	3,533	226,664	5,775,808
Total segment assets	$5,997,918	$634,866	$242,560	$6,875,344	$5,793,900	$721,176	$250,194	$6,765,270

13. INDEMNIFICATIONS AND GUARANTEES
Secondary Market Loan Sales
Given the current interest rate environment and our overall asset and liability management approach, we typically sell newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis, to government sponsored entities (GSEs) such as FHLMC, FNMA, and the FHLB. Loans held for sale are reflected on our unaudited Consolidated Statements of Financial Condition at fair value with changes in the value reflected in our unaudited Consolidated Statements of Income. Gains and losses are recognized at the time of sale. We periodically retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. The mortgage servicing rights are included in our intangible assets in our unaudited Consolidated Statements of Financial Condition. Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that we intend to sell in the secondary market are accounted for as derivatives under ASC Topic 815, Derivatives and Hedging (ASC:815).
We do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the nine months ended September 30, 2017.
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
At both September 30, 2017 and December 31, 2016, there were 134 variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers. The initial notional aggregate amount was approximately $557.1 million at September 30, 2017 compared to $518.8 million at December 31, 2016. At September 30, 2017 maturities ranged from under one year to ten years. The aggregate market value of these swaps to the customers was a liability of $8.6 million at September 30, 2017 and $10.9 million at December 31, 2016. We had no reserves for the swap guarantees as of September 30, 2017.

14. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income includes unrealized gains and losses on available-for-sale investments, unrealized gains and losses on cash flow hedges, as well as unrecognized prior service costs, transition costs, and actuarial gains and losses on defined benefit pension plans. Changes to accumulated other comprehensive (loss) income are presented net of tax as a component of stockholders' equity. Amounts that are reclassified out of accumulated other comprehensive (loss) income are recorded on the Consolidated Statement of Income either as a gain or loss.
Changes to accumulated other comprehensive (loss) income by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivative used for cash flow hedge	Total
Balance, June 30, 2017	$(4,342)	$1,194	$912	$(1,622)	$(3,858)
Other comprehensive income before reclassifications	1,289	—	—	42	1,331
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(475)	(99)	(22)	—	(596)
Net current-period other comprehensive income (loss)	814	(99)	(22)	42	735
Balance, September 30, 2017	$(3,528)	$1,095	$890	$(1,580)	$(3,123)
Balance, June 30, 2016	$12,841	$1,592	$1,244	$—	$15,677
Other comprehensive (loss) income before reclassifications	(1,112)	—	—	61	(1,051)
Less: Amounts reclassified from accumulated other comprehensive income	(645)	(102)	(20)	—	(767)
Net current-period other comprehensive (loss) income	(1,757)	(102)	(20)	61	(1,818)
Balance, September 30, 2016	$11,084	$1,490	$1,224	$61	$13,859

Balance, December 31, 2016	$(8,194)	$1,392	$957	$(1,772)	$(7,617)
Other comprehensive income before reclassifications	5,802	—	—	192	5,994
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(1,136)	(297)	(67)	—	(1,500)
Net current-period other comprehensive income (loss)	4,666	(297)	(67)	192	4,494
Balance, September 30, 2017	$(3,528)	$1,095	$890	$(1,580)	$(3,123)
Balance, December 31, 2015	$(1,887)	$1,795	$788	$—	$696
Other comprehensive income before reclassifications	14,143	—	—	61	14,204
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(1,172)	(305)	436	—	(1,041)
Net current-period other comprehensive income (loss)	12,971	(305)	436	61	13,163
Balance, September 30, 2016	$11,084	$1,490	$1,224	$61	$13,859

The Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the table below:

(Dollars in thousands)	Three Months Ended September 30,		Affected line item in Consolidated Statements of Income
	2017	2016
Securities available for sale:
Realized gains on securities transactions	$(736)	$(1,040)	Security gains, net
Income taxes	261	395	Income tax provision
Net of tax	$(475)	$(645)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(159)	$(162)	Interest income on investment securities
Income taxes	60	60	Income tax provision
Net of tax	$(99)	$(102)
Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(19)	$(18)
Actuarial (gains) losses	(18)	(16)
Total before tax	$(37)	$(34)	Salaries, benefits and other compensation
Income taxes	15	14	Income tax provision
Net of tax	(22)	(20)
Total reclassifications	$(596)	$(767)

(Dollars in thousands)	Nine Months Ended September 30,		Affected line item in Consolidated Statements of Income
	2017	2016
Securities available for sale:
Realized gains on securities transactions	$(1,764)	$(1,890)	Security gains, net
Income taxes	628	718	Income tax provision
Net of tax	$(1,136)	$(1,172)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(478)	$(492)	Interest income on investment securities
Income taxes	181	187	Income tax provision
Net of tax	$(297)	$(305)
Amortization of Defined Benefit Pension items:
Prior service (credits) costs	$(57)	$(44)
Actuarial (gains) losses	(52)	746
Total before tax	$(109)	$702	Salaries, benefits and other compensation
Income taxes	42	(266)	Income tax provision
Net of tax	(67)	436
Total reclassifications	$(1,500)	$(1,041)

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
The outstanding balances of loans to related parties at September 30, 2017 and December 31, 2016 were $1.1 million and $1.3 million, respectively. Total deposits from related parties at September 30, 2017 and December 31, 2016 were $6.6 million and $3.6 million, respectively. During the third quarter of 2017, new loans and credit line advances to related parties and repayments were each less than $0.1 million. For the nine months ended September 30, 2017, new loans and credit line advances to related parties were $0.4 million and repayments were $0.6 million.

16. LEGAL AND OTHER PROCEEDINGS
In accordance with the current accounting standards for loss contingencies, we establish reserves for litigation-related matters that arise in the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. In addition, our defense of litigation claims may result in legal fees, which we expense as incurred.
In accordance with the current accounting standards for loss contingencies, we establish reserves for litigation-related matters that arise in the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. In addition, our defense of litigation claims may result in legal fees, which we expense as incurred.
On April 7, 2015, WSFS Bank received a notice of arbitration and statement of claim (the Claim) from Universitas Education, LLC (Universitas) relating to Christiana Trust acting as “insurance trustee” of the Charter Oak Trust Welfare Benefit Plan (the Trust). The actions underlying the Claim occurred during a period prior to WSFS’ acquisition of Christiana Trust. According to the allegations contained in the Claim, certain life insurance policy benefits paid to an individual claiming/purporting to be a trustee of the Trust were misappropriated by individuals associated with the plan sponsor. None of those individuals, however, were employed by or agents of Christiana Trust or WSFS Bank. It is alleged that Christiana Trust, as insurance trustee, owed a fiduciary duty to the beneficiaries of the Trust and that it breached its fiduciary duty, was negligent, and aided and abetted fraud and theft in connection with the misappropriation of funds. It is further alleged that Universitas was the rightful beneficiary under the Trust of the misappropriated funds, and thus was harmed because it did not receive the death benefits that had been paid over to the purported trustee of the Trust. While the face amounts of the two insurance policies in question total $30 million, Universitas revised its total Claim to assert an alleged loss of approximately $27 million plus costs and interest to date of $27 million. WSFS is vigorously defending itself against the Claim and believes that it has valid factual and legal defenses to the Claim. The evidentiary hearing concluded late in the third quarter of 2017 and post-trial briefing will conclude in late November 2017. It is anticipated that a decision in the arbitration will be rendered during the fourth quarter of 2017 or the first quarter of 2018. WSFS does not believe that the ultimate resolution of the Claim will have a material adverse effect on the Company, but there can be no assurance as to the ultimate outcome.
There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). At $6.88 billion in assets and $18.07 billion in assets under management (AUM) and assets under administration, WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other types of financial institutions. A fixture in the community, we have been in operation for more than 185 years. In addition to our focus on stellar customer service, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Experiences growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
We have five consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress) and Christiana Trust Company of Delaware (Christiana Trust DE). We also have one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has three wholly-owned subsidiaries: WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services LLC.
Our core banking business is commercial lending funded by customer-generated deposits. We have built a $3.92 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of September 30, 2017, we service our customers primarily from our 77 offices located in Delaware (46), Pennsylvania (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services through our branches and Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions.
The Cash Connect® segment is a premier provider of ATM vault cash, smart safe and cash logistics in the U.S. Cash Connect® manages $890.3 million in total cash and services over 22,000 non-bank ATMs and over 1,200 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates over 440 ATMs for the Bank, which has the largest branded ATM network in Delaware.
As a provider of ATM vault cash to the U.S. ATM industry, Cash Connect® is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 17 year history, Cash Connect® periodically has been exposed to losses through theft from armored courier companies and consistently has been able to recover losses through its risk management strategies.
The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through six businesses. WSFS Wealth Investments, with $177.2 million in AUM, provides insurance and brokerage products primarily to our retail banking clients. Cypress, a registered investment adviser with approximately $860.2 million in AUM (includes $122.9 million of Christiana Trust assets for which Cypress serves as sub-adviser), is a fee-only wealth management firm offering a “balanced” investment style focused on preservation of capital and providing current income whose primary market segment is high-net-worth individuals. West Capital, a registered investment adviser with approximately $839.6 million in AUM, is a fee-only wealth management firm which operates under a multi-family office philosophy and provides fully customized solutions tailored to the unique needs of institutions and high-net-worth individuals. Christiana Trust, with $16.31 billion in AUM and assets under administration (includes $122.9 million of Christiana Trust assets for which Cypress serves as sub-adviser), provides fiduciary and investment services to personal trust clients; and trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office that specializes in providing unique, independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Private Banking serves high-net-worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Our total assets increased $110.1 million, or 2%, to $6.88 billion at September 30, 2017 compared to December 31, 2016. Net loans increased $225.8 million, or 5%, primarily due to growth in the commercial and industrial (C&I), construction and consumer loan portions of our loan portfolio. Available-for-sale investment securities increased $15.9 million, or 2% as part of our balance sheet management strategy. Partially offsetting these increases, cash and cash equivalents decreased by $88.6 million, or 11%, due primarily to the redemption of $55.0 million of our 6.25% senior notes due 2019, which were issued in 2012 (the 2012 senior notes) as well as improved cash optimization at Cash Connect® resulting in lower cash balances in non-owned ATMs. Loans held for sale decreased $35.5 million, or 65%, consistent with our strategy to sell most newly originated residential mortgages in the secondary market.
Total liabilities increased $56.5 million, or less than 1%, to $6.13 billion during the nine months ended September 30, 2017. Deposits increased $313.3 million, or 7%, including an increase of $278.2 million in customer funding and an increase of $35.1 million in brokered deposits. The increase in customer funding was mainly due to an increase of $314.2 million in core deposits. This increase includes a seasonal increase in public funding balance core deposit balances of $155.7 million as well as other organic core deposit growth of $158.5 million, partially offset a decline in CDs of $36.1 million. Growth in deposits was partially offset by FHLB advances, which decreased $156.4 million, or 18%, and lower federal funds purchased and securities sold under agreement to repurchase, which decreased $60.0 million or 46%, both a result of the increase in deposits. Senior debt decreased $53.9 million or 35%, primarily due to the redemption of the 2012 senior notes, net of the associated write-off of unamortized debt issuance costs, as part of our continued net interest margin management strategy.
Capital Resources
Senior Debt: On September 1, 2017, WSFS redeemed $55.0 million in aggregate principal amount of the 2012 senior notes. We recorded noninterest expense of $0.7 million due to the write-off of unamortized debt issuance costs in connection with this redemption.
During the second quarter of 2016, WSFS issued $100.0 million in aggregate principal amount of 4.50% fixed-to-floating rate senior notes due June 15, 2026 (the 2016 senior notes). The Company is using the net proceeds from the offering for general corporate purposes. See Note 1 to the Consolidated Financial Statements for further information.
Share Repurchases: During the third quarter of 2017, WSFS repurchased 71,000 shares of common stock at an average price of $44.78 as part of our 5% share buyback program approved by the Board of Directors during the fourth quarter of 2015. WSFS has 750,194 shares, or more than 2% of outstanding shares, remaining to repurchase under this authorization.
Stockholders’ equity increased $53.5 million between December 31, 2016 and September 30, 2017. This increase was primarily due to net income for the nine months ended September 30, 2017 of $60.1 million, improvement in the fair value of our available-for-sale securities portfolio of $5.8 million (after-tax) and an increase of $4.8 million related to the issuance of stock based compensation and stock option expense. These were partially offset by year-to-date stock buybacks of $9.2 million and the payment of common stock dividends of $6.6 million.

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of September 30, 2017:

	Consolidated Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$716,943	12.22%	$469,233	8.00%	$586,542	10.00%
WSFS Financial Corporation	672,476	11.43%	470,701	8.00%	588,376	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	675,623	11.52%	351,925	6.00%	469,233	8.00%
WSFS Financial Corporation	631,157	10.73%	353,026	6.00%	470,701	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	675,623	11.52%	263,944	4.50%	381,252	6.50%
WSFS Financial Corporation	566,220	9.62%	264,769	4.50%	382,444	6.50%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	675,623	10.24%	263,794	4.00%	329,742	5.00%
WSFS Financial Corporation	631,157	9.54%	264,796	4.00%	330,996	5.00%
Book value per share of common stock was $23.59 at September 30, 2017, an increase of $1.69, or 8% from $21.90 at December 31, 2016. Tangible book value per share of common stock (a non-GAAP financial measure) was $17.57 at September 30, 2017, an increase of $1.77, or 11%, from $15.80 at December 31, 2016.  We believe tangible common book value per share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible common book value per share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure".
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
Not included in the Bank’s capital, the Company separately held $32.5 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
As shown in the table above, as of September 30, 2017, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

Liquidity
We manage our liquidity and funding needs through our Treasury function and our Asset/Liability Committee. We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. Also, liquidity risk management is a primary area of examination by the banking regulators.
We have ready access to several funding sources to fund growth and meet our liquidity needs.  Among these are cash from operations, retail deposit programs, loan repayments, FHLB borrowings, repurchase agreements, access to the Federal Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities, that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. We believe these sources are sufficient to meet our funding needs as well as maintain required and prudent levels of liquidity over the next twelve months.
During the nine months ended September 30, 2017, cash and cash equivalents decreased $88.6 million to $733.4 million from $821.9 million as of December 31, 2016. Cash provided by operating activities was $107.8 million, reflecting the cash impact of earnings and sale of loans held for sale during the nine months ended September 30, 2017. Cash used by investing activities was $230.9 million, primarily due to increased lending of $232.0 million, $5.7 million of net investment in premises and equipment, and $4.1 million of net cash paid for available-for-sale securities, partially offset by $5.0 million received from net redemptions of FHLB stock and $4.4 million received from sales of other real estate owned (OREO) properties. Cash provided by financing activities was $34.5 million, primarily due to a $319.8 million net increase in deposits, partially offset by $156.4 million used to repay FHLB advances, $60.0 million from repayments on federal funds purchased and securities sold under agreement to repurchase, $55.0 million from the redemption of our 2012 senior debt, $9.2 million for repurchase of common stock, and cash paid for dividends of $6.6 million.

NONPERFORMING ASSETS
Nonperforming assets include nonaccruing loans, OREO and restructured loans. Nonaccruing loans are those on which we no longer accrue interest. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Nonaccruing loans:
Commercial	$12,705	$2,015
Owner-occupied commercial	3,346	2,078
Commercial mortgages	8,803	9,821
Construction	1,839	—
Residential mortgages	4,733	4,967
Consumer	2,110	3,995
Total nonaccruing loans	33,536	22,876
Other real estate owned	3,924	3,591
Restructured loans (1)	14,905	14,336
Total nonperforming assets	$52,365	$40,803
Past due loans: (1)
Commercial	$685	$—
Residential mortgages	$557	$153
Consumer	96	285
Total past due loans	$1,338	$438
Ratio of allowance for loan losses to total gross loans (2)	0.86%	0.89%
Ratio of nonaccruing loans to total gross loans (2)	0.71	0.51
Ratio of nonperforming assets to total assets	0.76	0.60
Ratio of loan loss allowance to nonaccruing loans	119.87	173.77
Ratio of loan loss allowance to total nonperforming assets	0.77	0.97

(1)	Accruing loans only, which includes acquired nonimpaired loans. Nonaccruing Troubled Debt Restructurings (TDRs) are included in their respective categories of nonaccruing loans.

(2)	Total loans exclude loans held for sale and reverse mortgages.
Nonperforming assets increased $11.6 million between December 31, 2016 and September 30, 2017. As a result, the ratio of nonperforming assets to total assets increased to 0.76% at September 30, 2017 from 0.60% at December 31, 2016. The increase was primarily due to one locally-based, commercial and industrial participation that was downgraded during the first quarter of 2017 after a targeted energy sector review which has a current balance of $9.0 million. The loan relationship has been, and continues to be, paying current, and positive resolution is expected. A comprehensive impairment analysis was completed and the results are included in the provision for loan losses for the nine months ended September 30, 2017. Owner-occupied commercial and construction nonaccruing loans increased as several smaller relationships migrated to nonaccruing. Commercial mortgage nonaccruing loans declined $1.0 million and consumer nonaccruing loans declined $1.9 million due to the repayment of one long-term problem loan of $1.3 million as well as several loans which returned to accrual status.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Nine months ended	Nine months ended
(Dollars in thousands)	September 30, 2017	September 30, 2016
Beginning balance	$40,803	$39,892
Additions	37,028	32,918
Collections	(14,890)	(23,950)
Transfers to accrual	(2,694)	(681)
Charge-offs	(7,882)	(7,593)
Ending balance	$52,365	$40,586
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

INTEREST RATE SENSITIVITY
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At September 30, 2017, interest-earning liabilities exceeded interest-bearing assets that mature or reprice within one year (interest-sensitive gap) by $116.9 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 91.03% at December 31, 2016 to 96.35% at September 30, 2017. Likewise, the one-year interest-sensitive gap as a percentage of total assets increased from (4.41)% at December 31, 2016 to (1.70)% at September 30, 2017. The low rate level of sensitivity reflects our continuing efforts to effectively manage interest rate risk.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300	6%	15.95%	3%	14.04%
+200	4%	15.96%	2%	14.09%
+100	2%	15.79%	<1%	14.00%
—	—%	15.47%	—%	13.80%
-100	(3)%	14.53%	<1%	13.08%
-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates in the periods presented.
We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

RESULTS OF OPERATIONS
Three months ended September 30, 2017: Net income was $20.6 million for the three months ended September 30, 2017 compared with $12.7 million for the three months ended September 30, 2016. Net interest income for the three months ended September 30, 2017 was $56.1 million, an increase of $7.1 million compared to the three months ended September 30, 2016, due primarily to loan portfolio growth, partially offset by higher interest expense related to deposit growth, our issuance of the 2016 senior notes during the second quarter of 2016, and higher FHLB advances. Noninterest income increased $4.9 million to $32.4 million during the three months ended September 30, 2017, primarily due to increased investment management and fiduciary revenue and growth in credit/debit card and ATM income. See “Noninterest (Fee) Income” for further information. Partially offsetting these increases was a $2.9 million increase in noninterest expense during the three months ended September 30, 2017, primarily reflecting higher employee-related and ongoing operating costs to support our organic and acquisition growth. See “Noninterest Expense” for further information.
Nine months ended September 30, 2017: Net income was $60.1 million for the nine months ended September 30, 2017 compared with $46.0 million for the nine months ended September 30, 2016. Net interest income for the nine months ended September 30, 2017 was $163.5 million, an increase of $22.8 million compared to the nine months ended September 30, 2016, due primarily to loan portfolio growth, partially offset by higher interest expense related to deposit growth, our issuance of the 2016 senior notes late in the second quarter of 2016, and higher FHLB advances. Noninterest income increased $15.4 million to $92.2 million during the nine months ended September 30, 2017, primarily due to increased investment management and fiduciary revenue and growth in credit/debit card and ATM income. See “Noninterest (Fee) Income” for further information. Partially offsetting these increases was a $18.7 million increase in noninterest expenses during the nine months ended September 30, 2017, primarily reflecting higher employee-related and ongoing operating costs to support our organic and acquisition growth. See “Noninterest Expense” for further information.
Efficiency Ratio: Our noninterest expenses are driven by our high-touch, high-service model. This, combined with our significant and diverse fee income mix, resulted in a third quarter 2017 efficiency ratio of 60.6% compared to 66.2% for the third quarter of 2016 and 60.8% for the second quarter of 2017. Management believes its operating costs are at an appropriate level and scale for our size, products and services as our fee-based businesses typically carry a higher efficiency ratio as they derive revenue primarily based on active human capital costs versus passive assets. We continue to optimize and review our operations in order to limit cost increases or reduce costs, and expect continued improvement of our efficiency ratio in the fourth quarter, resulting in a fourth quarter ratio in the high 50%s. We expect to achieve our goal of a relatively flat efficiency ratio for the full year 2017 as compared to full year 2016 through continued reinvestment in our balance sheet and capabilities to support our organic and acquisition-related growth, as well as increased contributions from our fee-based businesses.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$1,422,306	$18,186	5.07%	$1,264,882	$15,470	4.87%
Residential real estate loans	269,134	3,747	5.57	283,818	4,490	6.33
Commercial loans	2,471,382	30,013	4.85	2,187,214	25,050	4.59
Consumer loans	509,750	6,329	4.93	414,653	4,485	4.30
Loans held for sale	22,734	229	4.03	40,615	354	3.49
Total loans	4,695,306	58,504	4.96	4,191,182	49,849	4.75
Mortgage-backed securities (3)	809,655	4,955	2.45	736,100	3,854	2.09
Investment securities (3)	168,526	1,139	4.08	201,264	1,214	3.54
Other interest-earning assets	36,992	412	4.46	35,033	420	4.80
Total interest-earning assets	5,710,479	65,010	4.57%	5,163,579	55,337	4.32%
Allowance for loan losses	(40,831)			(39,053)
Cash and due from banks	118,056			122,561
Cash in non-owned ATMs	558,855			600,821
Bank-owned life insurance	102,513			100,989
Other noninterest-earning assets	344,783			241,370
Total assets	$6,793,855			$6,190,267
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$939,239	$606	0.26%	$855,052	$295	0.14%
Money market	1,324,946	1,227	0.37	1,162,986	850	0.29
Savings	564,275	264	0.19	494,482	180	0.14
Customer time deposits	555,668	1,188	0.85	567,600	874	0.61
Total interest-bearing customer deposits	3,384,128	3,285	0.39	3,080,120	2,199	0.28
Brokered certificates of deposit	195,073	577	1.17	142,133	213	0.60
Total interest-bearing deposits	3,579,201	3,862	0.43	3,222,253	2,412	0.30
FHLB of Pittsburgh advances	730,390	2,402	1.30	768,305	1,225	0.63
Trust preferred borrowings	67,011	500	2.96	67,011	415	2.46
Senior debt	134,658	1,807	5.37	151,875	2,119	5.58
Other borrowed funds (4)	132,030	310	0.93	114,312	145	0.50
Total interest-bearing liabilities	4,643,290	8,881	0.76%	4,323,756	6,316	0.58%
Noninterest-bearing demand deposits	1,333,266			1,151,240
Other noninterest-bearing liabilities	79,176			54,686
Stockholders’ equity	738,123			660,585
Total liabilities and stockholders’ equity	$6,793,855			$6,190,267
Excess of interest-earning assets over interest-bearing liabilities	$1,067,189			$839,823
Net interest and dividend income		$56,129			$49,021
Interest rate spread			3.81%			3.74%
Net interest margin			3.95%			3.84%

(1)	Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis using a 35% effective tax rate.

(2)	Average balances are net of unearned income and include nonperforming loans.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased and securities sold under agreement to repurchase.

	Nine months ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$1,411,503	$52,934	5.01%	$1,221,797	$44,700	4.89%
Residential real estate loans	275,020	12,707	6.16	279,387	13,563	6.47
Commercial loans	2,432,837	85,366	4.72	2,057,839	69,364	4.54
Consumer loans	482,008	17,326	4.81	381,276	12,652	4.43
Loans held for sale	31,988	925	3.86	34,945	115	0.44
Total loans	4,633,356	169,258	4.90	3,975,244	140,394	4.74
Mortgage-backed securities (3)	784,125	14,132	2.40	724,978	11,658	2.14
Investment securities (3)	187,747	3,524	3.71	203,616	3,660	3.51
Other interest-earning assets	37,664	1,256	4.45	32,694	1,174	4.79
Total interest-earning assets	5,642,892	188,170	4.51%	4,936,532	156,886	4.31%
Allowance for loan losses	(40,646)			(37,987)
Cash and due from banks	130,537			144,420
Cash in non-owned ATMs	604,892			481,570
Bank-owned life insurance	101,952			91,208
Other noninterest-earning assets	345,514			224,798
Total assets	$6,785,141			$5,840,541
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$924,609	$1,444	0.31%	$802,117	$794	0.13%
Money market	1,311,967	3,314	0.51	1,120,831	2,387	0.28
Savings	575,676	753	0.26	458,542	431	0.13
Customer time deposits	562,435	3,338	0.79	564,240	2,369	0.56
Total interest-bearing customer deposits	3,374,687	8,849	0.35	2,945,730	5,981	0.27
Brokered certificates of deposit	194,275	1,429	0.98	180,066	753	0.56
Total interest-bearing deposits	3,568,962	10,278	0.39	3,125,796	6,734	0.29
FHLB of Pittsburgh advances	744,939	6,057	1.09	719,121	3,397	0.63
Trust preferred borrowings	67,011	1,418	2.83	67,011	1,183	2.36
Senior debt	146,267	6,049	5.51	93,900	4,236	6.01
Other borrowed funds (4)	133,863	822	0.82	135,596	545	0.54
Total interest-bearing liabilities	4,661,042	24,624	0.71%	4,141,424	16,095	0.52%
Noninterest-bearing demand deposits	1,331,417			1,027,746
Other noninterest-bearing liabilities	75,744			51,605
Stockholders’ equity	716,938			619,766
Total liabilities and stockholders’ equity	$6,785,141			$5,840,541
Excess of interest-earning assets over interest-bearing liabilities	$981,850			$795,108
Net interest and dividend income		$163,546			$140,791
Interest rate spread			3.80%			3.79%
Net interest margin			3.93%			3.87%

(1)	Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis using a 35% effective tax rate.

(2)	Average balances are net of unearned income and include nonperforming loans.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased and securities sold under agreement to repurchase.

During the three months ended September 30, 2017, net interest income increased $7.1 million, or 14% from the three months ended September 30, 2016. Net interest margin was 3.95% for the third quarter of 2017, an 11 basis point increase compared to 3.84% for the third quarter of 2016. The increase in net interest margin includes the positive effects from the overall higher short-term interest rate environment, our acquisition of Penn Liberty Financial Corp. (Penn Liberty), disciplined pricing of loans and deposits, and the redemption of $55.0 million of the 2012 senior notes in late third quarter 2017, partially offset by the negative impact of lower purchased loan accretion from previous acquisitions (excluding Penn Liberty).
During the nine months ended September 30, 2017, net interest income increased $22.8 million, or 16% from the nine months ended September 30, 2016, and the net interest margin was 3.93%, a 6 basis point increase compared to 3.87% for the nine months ended September 30, 2016. These year-over-year increases reflect the positive effects of our acquisition of Penn Liberty, disciplined pricing of loans and deposits, and impact of purchased loan accretion from recent acquisitions.
Provision/Allowance for Loan Losses
We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio. Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments. For the three months ended September 30, 2017 and 2016, we recorded a provision for loan losses of $2.9 million and $5.8 million, respectively, and for the nine months ended September 30, 2017 and 2016, we recorded a provision for loan losses of $6.9 million and $7.9 million, respectively. Provision for the third quarter of 2017 decreased $2.9 million from the third quarter of 2016, as the third quarter of 2016 included $3.0 million of provision expense related to resolution of a large longstanding problem loan.
Our allowance for loan losses is based on the inherent risk of our loans and various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations. In addition, regional economic conditions are taken into consideration. See Note 6 to the Consolidated Financial Statements for additional information.
The allowance for loan losses was $40.2 million at September 30, 2017 and $39.8 million at December 31, 2016. The allowance for loan losses and provision reflects the addition of reserves related to an increase of $227.0 million in total net loans (excluding reverse mortgages) at September 30, 2017 when compared to December 31, 2016 as well as loan downgrades, offset by payoff activity and improvement in qualitative adjustment factors due to continued improvement of economic conditions and continued favorable credit quality metrics. The ratio of allowance for loan losses to total gross loans was 0.86% at September 30, 2017 and 0.89% at December 31, 2016. This ratio excluding the impact of all purchased loans would have been 0.99% at September 30, 2017 and 1.08% at December 31, 2016.

The table below represents a summary of changes in the allowance for loan losses for the nine months ended September 30, 2017 and 2016, respectively.

	Nine months ended September 30,
(Dollars in thousands)	2017	2016
Beginning balance	$39,751	$37,089
Provision for loan losses	6,901	7,862
Charge-offs:
Commercial	3,787	4,643
Owner-occupied commercial	296	1,556
Commercial real estate	1,702	79
Construction	346	59
Residential real estate	112	72
Consumer	2,017	1,422
Overdrafts	589	545
Total charge-offs	8,849	8,376
Recoveries:
Commercial	820	557
Owner-occupied commercial	120	66
Commercial real estate	69	310
Construction	305	486
Residential real estate	141	112
Consumer	731	709
Overdrafts	212	213
Total recoveries	2,398	2,453
Net charge-offs	6,451	5,923
Ending balance	$40,201	$39,028
Net charge-offs to average gross loans outstanding, net of unearned income (1)	0.19%	0.20%
(1) Annualized, excludes loans held for sale and reverse mortgages
Noninterest (Fee) Income
During the third quarter of 2017, the Company earned fee income of $32.4 million, an increase of $4.9 million, or 18%, compared to $27.6 million in the third quarter of 2016. This increase is primarily due to a $2.7 million increase in investment management and fiduciary income due to growth in several business lines in our Wealth Management segment, an increase of $1.6 million in credit/debit card and ATM income and a $0.5 million increase in other fee income due to expanded revenue sources in our Cash Connect® business, as well as a $0.4 million gain on the sale of Small Business Administration (SBA) loans. These increases were partially offset by a decline of $0.8 million in mortgage banking-related fee income due to reduced mortgage volume in the higher rate environment compared to 2016.
For the nine months ended September 30, 2017, our fee income was $92.2 million, an increase of $15.4 million, or 20%, compared to $76.8 million in the third quarter of 2016. This increase is primarily due to a $8.1 million increase in investment management and fiduciary income due to growth in several business lines in our Wealth Management segment, an increase of $4.5 million in credit/debit card and ATM income and a $1.4 million increase in other fee income due to expanded revenue sources and continued growth in our Cash Connect® business, as well as a $1.2 million increase attributable to gains on the sale of SBA loans.
Noninterest Expense
Noninterest expense for the third quarter of 2017 was $54.2 million, an increase of $2.9 million, or 6%, from $51.2 million in the third quarter of 2016, primarily the result of ongoing operating costs from our late 2016 combinations with Penn Liberty, Powdermill, and West Capital.

For the nine months ended September 30, 2017, noninterest expense was $158.4 million, an increase of $18.7 million, or 13% from $139.7 million at September 30, 2016. The increase was primarily due to $10.9 million in additional year-over-year ongoing operating costs from recent acquisitions. The remaining increase primarily reflects higher compensation and related costs due to added staff to support overall franchise growth.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $10.9 million and $30.4 million during the three and nine months ended September 30, 2017, respectively, compared to an income tax expense of $6.8 million and $24.0 million for the same periods in 2016.
Our effective tax rate was 34.7% and 33.6% for the three and nine months ended September 30, 2017 compared to 34.9% and 34.3% during the same periods in 2016. The effective tax rate for the nine months ended September 30, 2017 decreased due to the tax benefit related to stock-based compensation activity during the year, due to both the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation – Stock Compensation (Topic 718) during the second quarter of 2016, as well as higher tax benefits realized on stock-based compensation activity during the nine months ended September 30, 2017, due to greater transaction volume and increases in the Company’s stock price. The tax benefits recognized during the three and nine months ended September 30, 2017 were $0.3 million and $1.9 million, respectively, compared to tax benefits of $0.2 million and $1.0 million for the three and nine months ended September 30, 2016.
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
Contractual Obligations
Our contractual obligations at September 30, 2017 did not significantly change from our contractual obligations at December 31, 2016, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and at March 31, 2017, which are disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
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

(Dollars and share amounts in thousands, except per share amounts)	September 30, 2017	December 31, 2016
Stockholders’ equity	$740,861	$687,336
Less: Goodwill and other intangible assets	189,116	191,247
Tangible common equity (numerator)	$551,745	$496,089
Shares of common stock outstanding (denominator)	31,410	31,390
Book value per share of common stock	$23.59	$21.90
Goodwill and other intangible assets	6.02	6.10
Tangible book value per share of common stock	$17.57	$15.80

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

RECENT LEGISLATION
General
As a federally chartered savings institution the Bank is subject to regulation by the Federal Housing Finance Agency (FHFA), an independent agency in the executive branch of the U.S. government, the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC), collectively referred to as the Federal banking agencies. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank is required to file periodic reports with the OCC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the FHFA and the Federal Reserve.
Basel III
In 2013, the Federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision capital guidelines for U.S. banking organizations. Under the final rules as of January 2015, minimum requirements increased for both the quantity and quality of capital maintained by the Company and the Bank. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of total capital to risk-weighted assets of 10.0%, and required a minimum Tier 1 leverage ratio of 4.0%. The final rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. The phase-in of the capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. For 2017, the capital conservation buffer is 1.25%. The final rules also revised the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments). As of September 30, 2017, we had approximately $67.0 million of trust preferred securities outstanding, all of which are counted as Tier 1 capital.
The phase-in period for the final rules began for us on January 1, 2015. Full compliance with all of the final rule’s requirements phased in over a multi-year schedule is required by January 1, 2019. As of September 30, 2017, the Company and the Bank met the applicable standards, and the Bank was “well-capitalized” under the prompt corrective action rules.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Incorporated herein by reference from Item 2 Part I (Interest Rate Sensitivity) of this Quarterly Report on Form 10-Q.

Item 4.     Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)
Changes in internal control over financial reporting. During the three months ended September 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings
Incorporated herein by reference to Note 16 – Legal and Other Proceedings to the Consolidated Financial Statements

Item 1A.    Risk Factors

There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, previously filed with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2017.

2017	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July	20,000	$45.71	20,000	801,194
August	18,000	44.05	18,000	783,194
September	33,000	44.61	33,000	750,194
Total	71,000	$44.78	71,000

(1)
During the fourth quarter of 2015, the Board of Directors of the Company approved a stock buyback program of up to 5% of then-outstanding shares of common stock. Under the program, purchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. There is no fixed termination date for the repurchase program, and the repurchase program may be suspended or discontinued at any time.

Item 3.    Defaults upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.
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

WSFS FINANCIAL CORPORATION

Date: November 8, 2017	/s/ Mark A. Turner
Mark A. Turner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)