Form 10-K
period 2017-12-31
WSFS FINANCIAL CORP
filed 2018-03-01
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on Nasdaq as of June 30, 2017, was $1,398,000,500. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the registrant's outstanding common stock.
As of February 23, 2018, there were issued and outstanding 31,403,528 shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2018 are incorporated by reference in Part III hereof.

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

•	negative perceptions or publicity with respect to the Company’s trust and wealth management business;

•	adverse judgments or other resolution of pending and future legal proceedings, and costs incurred in defending such proceedings

•	system failure or cybersecurity breaches of the Company’s network security;

•	the Company’s ability to recruit and retain key employees;

•	the effects of problems encountered by other financial institutions that adversely affect the Company or the banking industry generally;

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

•	regulatory limits on the Company’s ability to receive dividends from its subsidiaries and pay dividends to its stockholders;

•	the effects of any reputation, credit, interest rate, market, operational, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above; and

•
the costs associated with resolving any problem loans, litigation and other risks and uncertainties, including those discussed in other documents filed by the Company with the Securities and Exchange Commission (SEC) from time to time.

These risks and uncertainties and other risks and uncertainties that could adversely affect our business, results of operations, financial condition or future prospects are discussed herein, including under the heading “Risk Factors,” and in other documents filed by the Company with the SEC. We caution readers not to place undue reliance on such forward looking statements, which speak only as of the date they are made. The Company disclaims any duty to revise or update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company for any reason, except as specifically required by law.

As used in this Annual Report on Form 10-K, the terms "WSFS", "the Company", "registrant", "we", "us", and "our" mean WSFS Financial Corporation and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

Cash Connect® is our registered trademark. Any other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

PART I
ITEM 1. BUSINESS
OUR BUSINESS
The Company is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company's subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. At nearly $7.0 billion in assets and $18.6 billion in assets under management (AUM) and administration, WSFS Bank is also the largest locally-managed bank and trust company headquartered in Delaware and the Delaware Valley. WSFS Bank has been in operation for more than 185 years. In addition to its focus on stellar customer experiences, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering stellar experiences growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
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
Our core banking business is commercial lending primarily funded by customer-generated deposits. We have built a $4.0 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of December 31, 2017, we service our customers primarily from our 76 offices located in Delaware (46), Pennsylvania (28), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches, and mortgage and title services through those branches and through Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.
Our Cash Connect® segment is a premier provider of ATM vault cash, smart safe and other cash logistics services in the U.S. Cash Connect® manages $970.1 million in total cash and services approximately 23,000 non-bank ATMs and approximately 1,600 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates over 440 ATMs for the Bank, which has the largest branded ATM network in Delaware.
Our Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through six businesses. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress is a registered investment adviser with $901.5 million in AUM (includes $146.9 million of Christiana Trust assets for which Cypress serves as sub-adviser). Cypress' primary market segment is high-net-worth individuals, offering a “balanced” investment style focused on preservation of capital and providing current income. West Capital, a registered investment adviser with approximately $861.2 million in AUM, is a fee-only wealth management firm which operates under a multi-family office philosophy and provides fully-customized solutions tailored to the unique needs of institutions and high-net-worth individuals. Christiana Trust, with $16.8 billion in AUM and assets under administration (includes $146.9 million of Christiana Trust assets for which Cypress serves as sub-adviser), provides fiduciary and investment services to personal trust clients; and trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office that specializes in providing unique, independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Private Banking serves high-net-worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

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
Building Associate Engagement and Customer Advocacy
Our business model is built on a concept called Human Sigma, which we have implemented in our strategy of “Engaged Associates delivering stellar experiences growing Customer Advocates and value for our Owners.” The Human Sigma model, identified by Gallup, Inc., begins with Associates who take ownership of their jobs and therefore perform at a higher level. We invest significantly in recruitment, training, development and talent management as our Associates are the cornerstone of our business model. This strategy motivates Associates and unleashes innovation and productivity to engage our most valuable asset, our Customers, by providing them with stellar experiences. As a result, we build Customer Advocates, or Customers who have developed an emotional attachment to the Bank. Research studies continue to show a direct link between Associate engagement, customer advocacy and a company’s financial performance. Our success with this strategy creates a virtuous cycle, further building an environment of engagement and advocacy.

Surveys conducted for us by Gallup, Inc. indicate that:

•
Our Associate Engagement scores consistently rank in the top decile of companies polled. In 2017, our engagement ratio was 16.5:1, which means there were 16.5 engaged Associates for every actively disengaged Associate. This compares to a 2.6:1 ratio in 2003 and currently, a U.S. working population ratio of 2.1:1.

•	65% of our customers ranked us a “five” out of “five,” strongly agreeing with the statement “WSFS is the perfect bank for me.”
By fostering a culture of engaged and empowered Associates, we believe we have become the employer and bank of choice in our market. In 2017, for the 12th consecutive year, we were named a top workplace in Delaware in The News Journal’s ‘Top Workplaces’ survey, ranking second in the large company category. We were also named the ‘Top Bank’ in Delaware for the seventh year in a row and named a “Top Workplace” in the greater Philadelphia market by Philly.com earning third place in the mid-size company category.

Community Banking Model
Our size and community banking model play a key role in our success. Our approach to business combines a service-oriented culture with a strong complement of products and services, all aimed at meeting the needs of our retail and business Customers. We believe the essence of being a community bank means that we are:

•	Small enough to offer Customers responsive, personalized service and direct access to decision makers, yet

•	Large enough to provide all the products and services needed by our target market customers.
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
Strong Market Demographics
Our markets, which primarily include Delaware and southeastern Pennsylvania, are situated in the middle of the Washington, DC to New York corridor which includes the urban markets of Philadelphia and Baltimore. Delaware benefits from this urban concentration as well as from a unique political, legal, tax and business environment. The following table shows key demographics for our markets compared to the national average.

(Most recent available statistics)	Delaware	Southeastern Pennsylvania (1)	National Average
Unemployment (For December 2017) (2) (3)	4.7%	3.5%	4.1%
Median Household Income (2012-2016) (4)	$61,017	$79,158	$55,322
Population Growth (2010-2017) (4) (5)	7.1%	2.4%	5.5%

(1)	Comprised of Chester, Delaware and Montgomery counties

(2)	Bureau of Labor Statistics - Delaware and National unemployment rates as of November 2017, seasonally adjusted

(3)
Bureau of Labor Statistics - Southeastern Pennsylvania unemployment rate is a simple average of the October 2017 (not seasonally adjusted) unemployment rates for Chester, Delaware, and Montgomery counties.

(4)	U.S. Census Bureau - Quick Facts 2012 - 2016

(5)	Southeastern Pennsylvania data is for 2010-2016

Balance Sheet Management
We put a great deal of focus on actively managing our balance sheet. This manifests itself in:

•
Prudent capital levels - Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2017, the Company's tangible capital ratio was 7.87% and all regulatory capital levels for WSFS Bank were above well-capitalized levels. At December 31, 2017, WSFS Bank’s common equity Tier 1 capital ratio was 11.36% and $280.0 million in excess of the 6.5% “well-capitalized” level under the banking agencies’ prompt corrective action framework: the Bank’s Tier 1 capital ratio was 11.36% and $193.7 million in excess of the 8% “well-capitalized” level, the Bank’s total risk-based capital ratio was 12.08%, or $119.9 million above the “well-capitalized” level of 10%, and the Bank's leverage ratio was 9.73%, or $318.0 million above the 5% “well-capitalized” level.

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

•
Asset/Liability management strategies - We have created an investment portfolio that is consistent with our Board of Director’s approved risk appetite and we believe the portfolio contains minimal risks due to our exclusion of non-Agency (private label) mortgage-backed securities (MBS) and other asset-backed securities. We also believe that our thorough due diligence is effective in mitigating the credit risk associated with municipal securities that we have added. Further, our portfolio is highly liquid given our large amount of Agency MBS.

Disciplined Capital Management
We understand that our capital (or stockholders’ equity) belongs to our stockholders. They have entrusted this capital to us with the expectation that it will earn an appropriate return relative to the risk we take. Mindful of this balance, we prudently, but aggressively, manage our capital.
Strong Performance Expectations and Alignment with Stockholder Priorities
We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in return on assets (ROA), return on tangible common equity (ROTCE) and EPS growth. Management incentives are, in large part, based on driving performance in these areas. More details on management incentive plans will be included in the proxy statement for our 2018 annual meeting of stockholders.
During 2017, our performance reflected continued progress on our path towards becoming a sustainably high performing company. For the year ended December 31, 2017, WSFS reported ROA of 0.74%. Core ROA (a non-GAAP measure which excludes unusual or non-recurring items) was 1.21% for 2017, demonstrating our steady progress toward the goals we set in our three year, 2016-2018 Strategic Plan. Core ROA excludes (i) a $12.0 million charge for the settlement of a legal claim brought by Universitas Education, LLC., (ii) the impacts of the re-measurement of our deferred tax asset related to the Tax Cuts and Jobs Act (Tax Reform Act), which was enacted in December 2017, (iii) the tax impact of the decision to surrender our bank-owned life insurance (BOLI) policies, (iv) a $1.5 million contribution to the WSFS Foundation, (v) a significant and unusual fraud loss previously disclosed on Form 8-K filed on June 26, 2017, (vi) corporate development costs and (vii) securities gains. For a reconciliation of core ROA to ROA, the most comparable GAAP measure, please refer to “Reconciliation of Core ROA” located at the end of this section. For further information related to the legal settlement, see Note 23 to the Consolidated Financial Statements.

Growth
We have achieved success over the long-term in lending and deposit gathering, growing the Wealth Management segment’s assets under administration and growing Cash Connect®’s customer base and services. Our success has been the result of a focused strategy that provides service, responsiveness and careful execution in a consolidating marketplace. We plan to continue to grow by:

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

•	Embracing the Human Sigma concept - We are committed to building Associate Engagement and Customer Advocacy as a way to differentiate ourselves and grow our franchise.

•	Building fee income through investment in and growth of our Wealth Management and Cash Connect® segments.

•	Continuing strong growth in commercial lending by:

•	Offering local decision-making by seasoned banking professionals.

•	Executing our community banking model that combines stellar experiences with the banking products and services our business customers’ demand.

•	Adding seasoned lending professionals that have helped us win customers in our Delaware and southeastern Pennsylvania markets.

•	Aggressively growing deposits. We have energized our retail branch strategy by combining stellar experiences with an expanded and updated branch network. We plan to continue to grow deposits by:

•	Offering products through an expanded and updated branch network.

•	Providing a stellar experience to our Customers.

•	Further expanding our commercial Customer relationships with deposit and cash management products.

•	Finding creative ways to build deposit market share such as targeted marketing programs.

•	Selectively opening new branches, including in preferred southeastern Pennsylvania locations.

•
Seeking strategic acquisitions. During 2016, we completed the acquisition of Penn Liberty Financial Corp. (Penn Liberty) and its wholly-owned subsidiary, Penn Liberty Bank, expanding our presence in the southeastern Pennsylvania market. In 2016, we also acquired the assets of Powdermill Financial Solutions, LLC, a multi-family office serving an affluent clientele in the local community and throughout the U.S., and West Capital Management, Inc., an independent, fee-only wealth management firm providing fully-customized solutions tailored to the unique needs of institutions and high net worth individuals which operates under a multi-family office philosophy. In 2015, we completed the acquisition of Alliance Bancorp Inc. of Pennsylvania (Alliance) and its wholly-owned banking subsidiary Alliance Bank. In 2017, we focused on optimizing our recent acquisitions in southeastern Pennsylvania and our Wealth business. Over the next several years, we expect our growth to continue to be a mix of organic growth and acquisition-related growth, consistent with our long-term strategy.

Innovation
Our organization is committed to product and service innovation as a means to drive growth and to stay ahead of changing customer demands and emerging competition. We are focused on developing and maintaining a strong “culture of innovation” that solicits, captures, prioritizes and executes innovation initiatives, from product creation to process improvements. Cash Connect®, a premier provider of ATM vault cash, smart safe and other cash logistics services in the U.S., serves as an innovation engine driving enhancements such as mobile phone cash withdrawals from WSFS ATMs, and has developed best-in-class cash logistics and reconciliation software. These innovations have created internal efficiencies and valued services for our local banking customers and merchants across the nation. We intend to continue to leverage technology and innovation to grow our business and to successfully execute on our strategy.
Over the past several years, we have formed several strategic alliances which have allowed us to stay at the forefront of emerging technology in our industry. Through these partnerships, we look forward to offering and supporting even more innovative products to the financial services marketplace, continuing our organizational learning in this fast-developing space, and participating in value creation for our stockholders.

Values
Our values address integrity, service, accountability, transparency, honesty, growth and desire to improve. They are the core of our culture, they make us who we are and we live them every day.
At WSFS we:

•	Do the right thing.

•	Serve others.

•	Are open and candid.

•	Grow and improve.
Results
Our focus on these points of differentiation has allowed us to grow our core franchise and build value for our stockholders. Since 2012, our commercial loans have grown from $2.2 billion to $4.0 billion, a strong 13% compound annual growth rate (CAGR). Over the same period, customer deposits have grown from $3.1 billion to $5.0 billion, a 10% CAGR. More importantly, since 2006 stockholder value has increased at a far greater rate than our banking peers. An investment of $100 in WSFS stock in 2006 would be worth $239 at December 31, 2017. By comparison, $100 invested in the Nasdaq Bank Index in 2006 would be worth $150 at December 31, 2017.
SUBSIDIARIES
The Company has five consolidated subsidiaries: WSFS Bank, Cypress, West Capital, Powdermill and Christiana Trust DE as well as one unconsolidated subsidiary, the Trust.
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
The Trust, an unconsolidated subsidiary of WSFS Bank, was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities.
SEGMENT INFORMATION
For financial reporting purposes, our business has three segments: WSFS Bank, Cash Connect® and Wealth Management. The WSFS Bank segment provides loans and other financial products to commercial and retail customers. Cash Connect® provides ATM vault cash, cash safe and other cash logistics services in the U.S through strategic partnerships with several of the largest network, manufacturers and service providers in the ATM industry. The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients.
Segment financial information for the years ended December 31, 2017, 2016 and 2015 is provided in Note 20 to the Consolidated Financial Statements in this report.
DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY
Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CREDIT EXTENSION ACTIVITIES
Over the past several years we have focused on growing the more profitable segments of our loan portfolio. Our current portfolio lending activity is concentrated on lending to small- to mid-sized businesses in the mid-Atlantic region of the U.S., primarily in Delaware, southern Pennsylvania, Maryland and New Jersey, as well as in northern Virginia. Since 2013, our total net commercial loans have increased by $1.8 billion, or 79% and accounted for 83% of our net loan portfolio at December 31, 2017, compared to 82% at December 31, 2013. Based on current market conditions, we expect our focus on growing commercial and industrial loans and other relationship-based commercial loans to continue during the remainder of 2018 and beyond.
The following table shows the composition of our loan portfolio at year-end for the last five years:

	At December 31,
(Dollars in thousands)	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Types of Loans
Commercial real estate:
Commercial mortgage	$1,187,705	24.9%	$1,163,554	26.2%	$966,698	25.8%	$805,459	25.3%	$725,193	24.6%
Construction	281,608	5.9%	222,712	5.0%	245,773	6.5%	142,497	4.5%	106,074	3.5%
Total commercial real estate	1,469,313	30.8%	1,386,266	31.2%	1,212,471	32.3%	947,956	29.8%	831,267	28.1%
Commercial	1,464,554	30.7%	1,287,731	29.0%	1,061,597	28.3%	920,072	28.9%	810,882	27.6%
Commercial — owner-occupied	1,079,247	22.6%	1,078,162	24.3%	880,643	23.5%	788,598	24.8%	786,360	26.7%
Total commercial loans	4,013,114	84.1%	3,752,159	84.5%	3,154,711	84.1%	2,656,626	83.5%	2,428,509	82.4%
Consumer loans:
Residential real estate	253,301	5.3%	289,611	6.5%	283,963	7.6%	247,627	7.8%	258,848	8.8%
Consumer	558,493	11.7%	450,029	10.1%	360,249	9.5%	327,543	10.3%	302,234	10.3%
Total consumer loans	811,794	17.0%	739,640	16.6%	644,212	17.1%	575,170	18.1%	561,082	19.1%
Gross loans	4,824,908	101.1%	4,491,799	101.1%	3,798,923	101.2%	3,231,796	101.6%	2,989,591	101.5%
Less:
Deferred fees (unearned income)	7,991	0.2%	7,673	0.2%	8,500	0.2%	6,420	0.3%	6,043	0.2%
Allowance for loan losses	40,599	0.9%	39,751	0.9%	37,089	1.0%	39,426	1.3%	41,244	1.3%
Net loans (1)	$4,776,318	100.0%	$4,444,375	100.0%	$3,753,334	100.0%	$3,185,950	100.0%	$2,942,304	100.0%

(1)	Excludes $31,055, $54,782; $41,807; $28,508; and $31,491 of residential mortgage loans held for sale at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

The following tables show our loan portfolio by remaining contractual maturity as of December 31, 2017. The first table details the total loan portfolio by type of loan. The second table details the total loan portfolio by those with fixed interest rates and those with adjustable interest rates. Loans may be pre-paid, so the actual maturity may differ from the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the "Less than One Year" category.

(Dollars in thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Commercial mortgage loans	$200,227	$510,041	$477,437	$1,187,705
Construction loans	97,298	121,955	62,355	281,608
Commercial loans	441,556	606,422	416,576	1,464,554
Commercial owner-occupied loans	87,725	295,296	696,226	1,079,247
Residential real estate loans (1)	25,487	3,991	223,823	253,301
Consumer loans	26,093	42,728	489,672	558,493
Total gross loans	$878,386	$1,580,433	$2,366,089	$4,824,908

Rate sensitivity:
Fixed	$147,301	$714,702	$1,224,396	$2,086,399
Adjustable(2)	731,084	865,731	1,141,694	2,738,509
Total gross loans	$878,385	$1,580,433	$2,366,090	$4,824,908
(1) Excludes loans held for sale.
(2) Includes hybrid adjustable-rate mortgages.
Commercial Real Estate, Commercial Owner-Occupied, Construction and Commercial Lending
Pursuant to section 5(c) of the Home Owners’ Loan Act (HOLA), federal savings banks are generally permitted to invest up to 400% of their total regulatory capital in nonresidential real estate loans and up to 20% of their assets in commercial loans, but no more than 10% may be in loans that do not qualify as small business loans. As a federal savings bank that was formerly chartered as a Delaware savings bank, the Bank has certain additional lending authority.
Commercial, commercial owner-occupied, commercial mortgage and construction loans have higher levels of risk than residential mortgage lending. These loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and may be more subject to adverse conditions in the commercial real estate market or in the general economy than residential mortgage loans. The majority of our commercial and commercial real estate loans are concentrated in Delaware, southeastern Pennsylvania (Chester and Delaware counties) and nearby areas.
We offer commercial real estate mortgage loans on multi-family properties and on other commercial real estate. Generally, loan-to-value ratios for these loans do not exceed 80% of appraised value at origination.
Our commercial mortgage portfolio was $1.2 billion at December 31, 2017. Generally, this portfolio is diversified by property type, with no type representing more than 33% of the portfolio. The largest type is retail-related (shopping centers and other retail) with balances of $366.4 million. The average loan size of a loan in the commercial mortgage portfolio is $0.6 million and only six loans are greater than $8.0 million, with no loans greater than $12.0 million.
We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with automatic conversion to mini-permanent loans (one - five years) upon completion of construction. These construction loans are short-term, usually not exceeding two years, with interest rates indexed to our WSFS prime rate, the “Wall Street” prime rate or London InterBank Offered Rate (LIBOR), in most cases, and are adjusted periodically as these indices change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of each loan, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial business development staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2017, $355.1 million was committed for construction loans, of which $203.1 million was outstanding. The residential construction and land development (CLD) portfolio represented $140.4 million, or 3%, of total loans and 20% of Tier 1 capital (Tier 1 + ALLL), and the commercial CLD portfolio represented $62.7 million, or 1%, of total loans. These portfolios include $21.0 million of “land hold” loans, which are land loans not currently being developed, at December 31, 2017.

Commercial and industrial and owner-occupied commercial loans make up the remainder of our commercial portfolio and include loans for working capital, financing equipment and real estate acquisitions, business expansion and other business purposes. These relationships generally range in amounts of up to $30.0 million (with two relationships exceeding this level) with an average loan balance in the portfolio of $0.3 million and terms ranging from less than one year to ten years. The loans generally carry variable interest rates indexed to our WSFS prime rate, “Wall Street” prime rate or LIBOR. As of December 31, 2017, our commercial and industrial and owner-occupied commercial loan portfolios were $2.5 billion and represented 53% of our total loan portfolio. These loans are diversified by industry, with no industry representing more than 13% of the portfolio.
Federal law limits the Bank’s extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $98.1 million), and an additional 10% if the additional extensions of credit are secured by readily marketable collateral. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit. At December 31, 2017, no borrower had collective (relationship) total extensions of credit exceeding these legal lending limits.
Residential Real Estate Lending
Generally, we originate residential first mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance for up to 35% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. We do not have any significant concentrations of such insurance with any one insurer. On a very limited basis, we have originated or purchased loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement. At December 31, 2017, the balance of all such loans was approximately $9.3 million.
Generally, our residential mortgage loans are underwritten and documented in accordance with standard underwriting criteria published by Fannie Mae, Freddie Mac and other secondary market participants to assure maximum eligibility for subsequent sale in the secondary market.
To protect the propriety of our liens, we require borrowers to provide title insurance. We also require fire, extended coverage casualty and flood insurance (where applicable) for properties securing residential loans. All properties securing our residential loans are appraised by independent, licensed and certified appraisers and are subject to review in accordance with our standards.
The majority of our adjustable-rate, residential real estate loans have interest rates that adjust yearly after an initial period. The change in rate for the first adjustment date could be higher than the typical limited rate change of two percentage points at each subsequent adjustment date. Adjustments are generally based upon a margin (currently 2.75% for U.S. Treasury index; 2.25% for LIBOR index) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Board of Governors of the Federal Reserve System (the Federal Reserve).
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
In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically 120 days. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower. There were no repurchases in 2017 and 2016, and one repurchase totaling $0.4 million in 2015.

Consumer Lending
Our primary consumer credit products (excluding first mortgage loans) are home equity lines of credit and equity-secured installment loans. At December 31, 2017, home equity lines of credit outstanding totaled $301.7 million and equity-secured installment loans totaled $148.2 million. In total, these product lines represented 81% of total consumer loans. Typically maximum loan to value (LTV) limits are 89% for primary residences and 75% for all other properties. At December 31, 2017, we had $574.4 million in total commitments for home equity lines of credit. Home equity lines of credit offer customers the convenience of checkbook and debit card access, and revolving credit features for a portion of the life of the loan and typically are more attractive in a low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured. This credit risk is mitigated as the loans amortize over time. Additionally, during 2017 we purchased certain second-lien home equity installment loans through our partnership with Spring EQ, LLC (Spring EQ). These select loans meet or exceed our current underwriting standards and are similar to home equity loans originated through our branch network. Further during 2017, we grew student loans through our partnership with LendKey Technologies Inc (LendKey). These loans are primarily to consolidate existing student debt and are also underwritten in accordance with our current credit standards.
The following table shows the composition of our consumer loan portfolio at year-end for the last five years:

	At December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Equity secured installment loans	$148,212	26.5%	$82,182	18.3%	$89,218	24.7%	$72,795	22.2%	$69,230	22.9%
Home equity lines of credit	301,658	54.0	290,310	64.5	226,592	62.9	218,683	66.8	193,255	63.9
Student loans	72,105	12.9	42,932	9.5	15,941	4.4	587	0.2	144	—
Personal loans	21,401	3.8	22,007	4.9	17,604	4.9	16,082	4.9	16,397	5.5
Unsecured lines of credit	12,194	2.2	10,613	2.4	9,244	2.6	9,415	2.9	13,147	4.4
Other	2,923	0.6	1,985	0.4	1,650	0.5	9,981	3.0	10,061	3.3
Total consumer loans	$558,493	100.0%	$450,029	100.0%	$360,249	100.0%	$327,543	100.0%	$302,234	100.0%
Loan Originations, Purchases and Sales
We engage in traditional lending activities primarily in Delaware, southeastern Pennsylvania, and contiguous areas of neighboring states. As a federal savings bank, however, we may originate, purchase and sell loans throughout the U.S. We purchase limited amounts of loans from outside our traditional lending area through our relationships with Spring EQ and LendKey, when such purchases are deemed appropriate. We originate fixed-rate and adjustable-rate residential real estate loans through our banking offices and WSFS Mortgage, our mortgage banking company.
During 2017, we originated $353.7 million of residential real estate loans. This compares to originations of $361.4 million in 2016. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. There were no such purchases in 2017, compared with purchases of $5.5 million in 2016. Residential real estate loan sales totaled $346.1 million in 2017 and $344.5 million in 2016. We sell most newly originated mortgage loans in the secondary market as a means of generating fee income to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. We hold certain fixed-rate mortgage loans for investment, consistent with our current asset/liability management strategies.
At December 31, 2017, we serviced $102.5 million of residential first mortgage loans and reverse mortgage loans for others, compared to $124.7 million at December 31, 2016. We also serviced residential first mortgage loans and reverse mortgage loans for our own portfolio totaling $253.3 million and $289.6 million at December 31, 2017 and 2016 respectively.
Our consumer lending activity is conducted mainly through our branch offices and referrals from other parts of our business. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.
We offer government-insured reverse mortgages to our customers. Our activity has been limited to acting as a correspondent originator for these loans. During 2017 and 2016 we originated and sold $3.1 million in reverse mortgages in each year.

We originate commercial real estate and commercial loans through our commercial lending division and Small Business Administration (SBA) loan program. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2017 we originated $1.2 billion of commercial and commercial real estate loan exposures compared to $1.1 billion in 2016. To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial loan portfolio, typically through loan participations. Commercial loan sales totaled $33.3 million and $43.0 million in 2017 and 2016, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans. We also periodically buy loan participations from other banks. Commercial loan participation purchases totaled $19.3 million and $51.9 million in 2017 and 2016, respectively.
Any significant modification or additional exposure to one borrowing relationship exceeding $3.5 million must be approved by the Loan Committee . The Executive Committee of the Board of Directors reviews the minutes of the Loan Committee meetings. The Executive Committee also approves new credit exposures exceeding $10.0 million and new credit exposures in excess of $5.0 million for customers with higher risk profiles or larger existing relationship exposures. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a “House Limit” to any one borrowing relationship, which increased to $40 million in August 2017 from $30 million consistent with overall growth in capital and the size of our loan portfolio. In rare circumstances, we will approve exceptions to the “House Limit.” Our policy allows for only 15 such relationships with an aggregate exposure of 10% of Tier I Capital plus ALLL. At December 31, 2017, no relationships exceeded the $40.0 million “House Limit”.
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
Most loan fees are not recognized in our Consolidated Statements of Income immediately, but are deferred as adjustments to yield in accordance with GAAP, and are reflected in interest income over the expected life of the loan. Those fees represented interest income of $5.1 million, $4.2 million, and $4.7 million, during 2017, 2016, and 2015 respectively. Loan fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties. The increase in loan fee income was concentrated in commercial mortgages and construction loans due to the associated growth in these portfolio categories.
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
We manage our portfolio to identify problem loans as promptly as possible and take immediate actions to minimize losses. To accomplish this, our Loan Administration and Risk Management Department monitors the asset quality of our loans and investments in real estate portfolios and reports such information to the Credit Policy, Audit and Executive Committees of the Board of Directors and the Bank’s Controller’s Department.
SOURCES OF FUNDS
We manage our liquidity risk and funding needs through our Treasury function and our Asset/Liability Committee. As a result of increased deposit growth, our loan-to-total customer funding ratio at December 31, 2017 was 96%, better than our 2017 strategic goal of 98%. We have significant experience managing our funding needs through both borrowings and deposit growth.
As a financial institution, we and the Bank have access to several sources of funding. Among these are:

•	Net income

•	Retail deposit programs

•	Loan repayments

•	Federal Home Loan Banks (FHLB) borrowings

•	Repurchase agreements

•	Federal Discount Window access

•	Brokered deposits

•	Senior debt
Our branch expansion and renovation program has been focused on expanding our retail footprint in Delaware and southeastern Pennsylvania and attracting new customers in part to provide additional deposit growth. However, in recent years we have intentionally reduced reliance on higher-cost, typically single-service certificate of deposit (CD) accounts. Core customer deposit growth (deposits excluding CDs) was $382.7 million during 2017, a 10% increase over 2016.
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
The following table shows the maturities of certificates of deposit of $100,000 or more as of December 31, 2017:

(Dollars in Thousands)
Maturity Period	December 31, 2017
Less than 3 months	$88,239
Over 3 months to 6 months	14,046
Over 6 months to 12 months	64,063
Over 12 months	132,586
Total	$298,934
Federal Home Loan Bank Advances
As a member of the FHLB, we are able to obtain FHLB advances. At December 31, 2017, we had $710.0 million in FHLB advances with a weighted average rate of 1.51%. Outstanding advances from the FHLB had rates ranging from 0.94% to 1.73% at December 31, 2017. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB in an amount at least equal to 0.10% of our member asset value plus 4.00% of advances outstanding. As of December 31, 2017, our FHLB stock investment totaled $31.3 million.
We received $1.6 million in dividends from the FHLB during 2017. For additional information regarding FHLB stock, see Note 11 to the Consolidated Financial Statements.
Trust Preferred Borrowings
In 2005, the Trust issued $67.0 million aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are callable and have a maturity date of June 1, 2035.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
During 2017 and 2016, we purchased federal funds as a short-term funding source. At December 31, 2017, we had purchased $28.0 million in federal funds at an average rate of 1.54%, compared to $130.0 million at an average rate of 0.79% at December 31, 2016.
As December 31, 2017 and 2016, we had no securities under agreements to repurchase as a funding source.
Senior Debt
On September 1, 2017, we redeemed $55.0 million in aggregate principal amount of our 6.25% senior notes due 2019 which were issued in 2012 (the 2012 senior notes). The 2012 senior notes were redeemed using a portion of the proceeds from our 2016 issuance of senior unsecured fixed-to-floating rate notes (the 2016 senior notes) described below. We recorded noninterest expense of $0.7 million due to the write-off of unamortized debt issuance costs in connection with this redemption.

On June 13, 2016, we issued $100 million of the 2016 senior notes. The 2016 senior notes mature on June 15, 2026 and have a fixed coupon rate of 4.50% from issuance to but excluding June 15, 2021 and a variable coupon rate of three month LIBOR plus 3.30% from June 15, 2021 until maturity. The 2016 senior notes may be redeemed beginning on June 15, 2021 at 100% of principal plus accrued and unpaid interest. The proceeds remaining after the redemption of the 2012 notes are being used for general corporate purposes.
PERSONNEL
As of December 31, 2017, we had 1,159 full-time equivalent Associates (employees). Our Associates are not represented by a collective bargaining unit. We believe our relationship with our Associates is very good, as evidenced by our being named a “Top Workplace” for the 12th consecutive year in The News Journal’s ‘Top Workplaces’ survey of our Associates, ranking second in the large company category . In addition, we were named a ‘Top Workplace’ in our newer, greater-Philadelphia market by philly.com, earning third place in the mid-size company category.
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
Financial Reform Legislation
The Dodd-Frank Act, which was enacted in 2010, imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including insured depository institutions. The law also established the Consumer Financial Protection Bureau (CFPB) as an independent agency within the Federal Reserve. Some of the provisions of the Dodd-Frank Act have increased our expenses, decreased our revenues, and changed the activities in which we engage.
Basel III
In 2013, the Federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision (BCBS) capital guidelines for U.S. banking organizations. Under the final rules as of January 2015, minimum requirements increased for both the quantity and quality of capital maintained by the Company and the Bank. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of total capital to risk-weighted assets of 8.0%, and required a minimum Tier 1 leverage ratio of 4.0%. The final rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. The phase-in of the capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. For 2018, the capital conservation buffer is 1.875%. The final rules also revised the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments). As of December 31, 2017, we had approximately $67 million of trust preferred securities outstanding, all of which are counted as Tier 1 capital.
The phase-in period for the final rules began for us on January 1, 2015. Full compliance with all of the final rule’s requirements phased in over a multi-year schedule is required by January 1, 2019. As of December 31, 2017, the Company and the Bank met the applicable standards on a fully phased-in basis, and the Bank was “well-capitalized” under the prompt corrective action rules.

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
The Company is also a public company subject to the reporting requirements of the SEC. We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on the investor relations page of our website at www.wsfsbank.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing them to the SEC. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.
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
The Company is a grandfathered unitary thrift holding company, a status that allows us to acquire companies or business lines that engage in a wide range of non-banking activities. Should we lose that status, we will be constrained in our ability to acquire many non-banking companies or business lines. We do not currently own any companies that a non-grandfathered unitary thrift holding company would not be allowed to hold.
Safe and Sound Banking Practices
Savings and loan holding companies and their non-bank subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or constitute violations of laws or regulations. For example, the Federal Reserve opposes any repurchase of common stock or any other regulatory capital instrument if the repurchase would be inconsistent with the savings and loan holding company’s prospective capital needs and continued safe and sound operation. As another example, a savings and loan holding company may not impair its subsidiary savings association’s soundness by causing it to make funds available to non-depository subsidiaries or their customers if the Federal Reserve believed it not prudent to do so. The Federal Reserve can assess civil money penalties on a party for unsafe and unsound activities conducted on a knowing or reckless basis, if those activities caused more than a minimal loss to an institution or pecuniary gain to the party. The penalties can range up to $25,000 for certain reckless violations and up to $1.0 million for certain knowing violations for each day such a violation continues.

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
Dividends
The principal sources of the Company’s cash are debt issuances and dividends from the Bank, supplemented by earnings from its operating subsidiaries (Cypress, Powdermill, West Capital and Christiana Trust DE). Our earnings and activities are affected by federal, state and local laws and regulations. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve that holding companies should pay cash dividends on common stock only out of earnings available for the period for which the dividend is being paid and only if prospective earnings retention is consistent with the organization’s expected future capital needs and current and prospective financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with this policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the Federal Reserve’s policy statement.
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
Additionally, as discussed above, the Federal Reserve possesses enforcement powers over savings and loan holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices, or violations of applicable statutes and regulations. Among these powers is the authority to proscribe the payment of dividends by bank and savings and loan holding companies.
Cypress and West Capital
Cypress and West Capital are registered investment advisers under the Investment Advisers Act of 1940 (the Investment Advisers Act) and as such are supervised by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Noncompliance with the Investment Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputation damage.

Regulation of WSFS Bank
General
As a federally chartered savings association the Bank is subject to regulation, examination and supervision by the OCC. The OCC conducts regular safety and soundness examinations of the Bank, which result in ratings for capital, asset quality, management, earnings, liquidity, and sensitivity to market risk and a composite rating (referred to collectively as the “CAMELS” rating.) The OCC treats the CAMELS ratings and the examination reports as highly confidential, and they are not available to the public. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements. The Bank must file reports with the OCC describing its activities and financial condition, including a quarterly “call report” that is publicly available. The FDIC also has the authority to conduct special examinations of the Bank, and the CFPB has back-up enforcement authority over the Bank. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve.
Transactions with Affiliates; Tying Arrangements
The Bank is subject to certain restrictions in its dealings with us and our affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act, with additional limitations found in Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association, generally, is any company or entity which controls or is under common control with the savings association or any subsidiary of the savings association that is commonly controlled by an affiliate or a bank or savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate and several other types of transactions. Extensions of credit to an affiliate usually must be over-collateralized. In addition to the restrictions imposed by Sections 23A and 23B, the Home Owners’ Loan Act also prohibits a savings association from (i) lending or otherwise extending credit to an affiliate that engages in any activity impermissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for the purchase of shares of a subsidiary.
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
The Bank may not extend credit, lease, sell property, or furnish any service or fix or vary the consideration for them on the condition that (i) the customer obtain or provide some additional credit, property, or service from or to the Bank or the Company or their subsidiaries (other than a loan, discount, deposit, or trust service or that are related to and usually provided in connection with any such product or service) or (ii) the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. The Federal banking agencies have, however, allowed banks and savings associations to offer combined-balance products and otherwise to offer more favorable terms if a customer obtains two or more traditional bank products. The law authorizes the Federal Reserve to grant additional exceptions by regulation or order.
Regulatory Capital Requirements
Under the revised capital regulations based on the BCBS capital guidelines and that took effect on January 1, 2015 for the Bank, savings associations must maintain “tangible” capital equal to 1.5% of average total assets, common equity Tier 1 equal to 4.5% of risk-weighted assets, Tier 1 capital equal to 6% of risk-weighted assets, total capital (a combination of Tier 1 and Tier 2 capital) equal to 8% of risk-weighted assets, and a leverage ratio of Tier 1 capital to average total consolidated assets equal to 4%. The regulations also modified the thresholds necessary for a savings association to be deemed well or adequately capitalized; these adjustments are discussed below under “Prompt Corrective Action.”

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
At December 31, 2017, the Bank was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, tangible capital and leverage capital requirements.
The Company is subject to similar minimum capital requirements as the Bank, except that the Company is not subject to a tangible capital ratio. As of December 31, 2017, the Company was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, and leverage capital requirements. For the Company to be “well capitalized,” the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. As of December 31, 2017, the Company met all the requirements to be deemed well-capitalized.
Prompt Corrective Action
All banks and savings associations are subject to a “prompt corrective action” regime. This regime is designed primarily to impose increasingly stringent limits on insured depository institutions as their capital deteriorates below certain levels. There are five different capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A well-capitalized institution usually is entitled to various regulatory advantages, such as expedited treatment of applications, favorable deposit insurance assessments, and no express restrictions on brokered deposits. The revised capital rules summarized above raised the thresholds for well-capitalized status. In order to be “well capitalized”, an OCC-regulated savings association must have a common equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a 5.0% leverage ratio, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC. An adequately capitalized savings association must maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a leverage ratio of 4.0%. If a savings association falls below any one of these floors, it becomes undercapitalized and subject to a variety of restrictions on its operations.
As of December 31, 2017, the Bank met all of the prerequisites for well-capitalized status.
Dividend Restrictions
Both OCC and Federal Reserve regulations govern capital distributions by Federal savings associations to their holding companies. Covered distributions include cash dividends, stock repurchases and other transactions charged to the capital account of a savings association to make capital distributions. A savings association must file a notice with the Federal Reserve at least 30 days before making any capital distribution. The association also must file an application with the OCC for approval of a capital distribution if either (1) the total capital distributions for the current calendar year (including the proposed capital distribution) exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. In certain situations, a Federal savings association may be able to file a notice with the OCC rather than an application; in other situations, no application or notice is required for the OCC, although notice to the Federal Reserve still is necessary. During 2017, the Bank paid dividends to the Company after receiving approval from the OCC.

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
Insurance of Deposit Accounts
The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OCC an opportunity to take such action.
The maximum deposit insurance amount per depositor per depository institution per the FDIA is $250,000.
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
The FDIC has revised its methodology for determining assessments from time to time. The current methodology, which has been in place since the third quarter of 2016, has a range of assessment rates from 3 basis points to 30 basis points on insured deposits. All insured depository institutions with the exception of large and complex banking organizations are assigned to one of three risk categories based on their composite CAMELS ratings. Each of the three risk categories has a range of rates, and the rate for a particular institution is determined based on seven financial ratios and the weighted average of its component CAMELS ratings. The FDIC may adjust assessment rates downward as the reserve ratio of the Deposit Insurance Fund exceeds 2.0% and higher thresholds.
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
Reserves
Pursuant to regulations of the Federal Reserve, a savings association must maintain reserves against its transaction accounts. During 2017, no reserves were required to be maintained on the first $15.5 million of transaction accounts, reserves of 3% were required to be maintained against the next $99.6 million of transaction accounts and a reserve of 10% was required to be maintained against all remaining transaction accounts. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets.
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
With the recent change in leadership at the CFPB, the agency has released a new strategic plan and published formal requests for information on possible changes to its general supervisory program and its enforcement program. Taken together, these developments suggest that the CFPB may be taking a different approach to its implementation of consumer financial protection laws, but the agency has not proposed specific changes to its regulations.

Since its creation in 2011, the CFPB has finalized a number of significant rules, including rules that affect nearly every aspect of the residential mortgage lending and servicing process, from origination through maturity or foreclosure. Among other things, the rules require home mortgage lenders to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the reasonable ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time.
Privacy and Cybersecurity
Several Federal statutes and regulations require savings associations (as well as banks and other financial institutions) to take several steps to protect nonpublic consumer financial information. The Bank has prepared a privacy policy, which it must disclose to consumers annually. In some cases, the Bank must obtain a consumer's consent before sharing information with an unaffiliated third party, and the Bank must allow a consumer to opt out of the Bank's sharing of information with its affiliates for marketing and certain other purposes. Additional conditions come into play in the Bank's information exchanges with credit reporting agencies. The Bank's privacy practices and the effectiveness of its systems to protect consumer privacy are one of the subjects covered in the OCC's periodic compliance examinations.
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
Bank Secrecy Act and Anti-Money Laundering
Savings associations, banks, and several other classes of financial institutions are subject to several regulations under the Bank Secrecy Act and the USA PATRIOT Act of 2001 designed to prevent money laundering and the financing of terrorism. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components; (ii) establishment of a "know your customer" program involving due diligence to confirm the identity of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities; (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash; (iv) additional precautions for accounts sought and managed for non-U.S. persons; and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti- money laundering rules and policies are developed by a bureau within the U.S. Department of the Treasury, the Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by its primary federal regulator, in the Bank's case, the OCC.
Bank Secrecy Act and anti-money laundering compliance has been a special focus of the OCC and the other Federal banking agencies in recent years. Any non-compliance is likely to result in an enforcement action, often with substantial monetary penalties and reputation damage. A savings association or bank that is required to strengthen its compliance program often must put on hold any initiatives that require banking agency approval.
Community Reinvestment Act
All savings associations and banks are subject to the Community Reinvestment Act (CRA), which requires each such institution to help meet the credit needs of low- to moderate-income communities and individuals within the institution’s assessment area. CRA does not impose specific lending requirements, and it does not contemplate that a savings association or bank would take any action inconsistent with safety and soundness. The Federal banking agencies evaluate the performance of each of their regulated institutions periodically. Evaluations that result in a conclusion of “Needs to Improve” or “Unsatisfactory” may block or impede regulatory approvals for other actions by an institution.
The Bank's assessment areas include the entire state of Delaware as well as Montgomery, Chester and Delaware counties in Pennsylvania.  The Bank received a rating of “Satisfactory” in its most recent performance evaluation, dated August 7, 2017.

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
Core ROA is calculated as follows:

For the year ended
(Dollars in thousands)	December 31, 2017
Net income (GAAP)	$50,244
Plus: Re-measurement of deferred tax asset and BOLI policy surrender	22,452
Provision for legal settlement (after tax)	7,627
Fraud loss (after tax)	1,826
WSFS Foundation contribution (after tax)	963
Corporate development expenses (after tax)	563
Early extinguishment of debt costs (after tax)	446
Less: Securities gains (after tax)	1,280
Core net income (non-GAAP)	$82,841
Average assets	$6,820,471
ROA (GAAP)	0.74%
Core ROA (non-GAAP)	1.21%

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
We have identified our major risk categories as: market risk, credit risk, capital and liquidity risk, compliance risk, operational risk, strategic risk, reputation risk and model risk. Market risk is the risk of loss due to changes in external market factors such as interest rates. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. We are exposed to both customer credit risk, from our loans, and institutional credit risk, principally from our various business partners and counterparties. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Compliance risk is the risk that we fail to adequately comply with applicable laws, rules and regulations. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (i.e., natural disasters) or compliance, reputation or legal matters and includes those risks as they relate directly to the Company as well as to third parties with whom we contract or otherwise do business. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment.
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
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.
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
Our nonperforming assets, which consist of non-accrual loans, assets acquired through foreclosure and troubled debt restructurings (TDRs) adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for loan losses which reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from daily operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on our earnings. Significant increases in the level of our nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.
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
We make various assumptions and judgments about the collectability of the loans in our portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable or incurred losses in our loan portfolio, resulting in unanticipated losses and additions to our allowance for loan losses. While we believe that our allowance for loan losses was adequate at December 31, 2017, there is no assurance that it will be sufficient to cover future loan losses, especially if there is a significant deterioration in economic conditions. Material additions to our allowance could materially decrease our net income.

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
The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2017, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.
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
We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock, $0.01 par value per share (Common Stock) and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our Bank and certain of our nonbank subsidiaries may pay us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our subsidiaries to pay dividends to us could have a material adverse effect on our liquidity and on our ability to pay dividends on Common Stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels; we may not be able to make dividend payments to our common stockholders.

4. Compliance Risk
We are subject to extensive regulation which could have an adverse effect on our operations.
We are subject to extensive federal and state regulation, supervision and examination governing almost all aspects of our operations. The laws and regulations governing our business are intended primarily to protect depositors, our customers, the public, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, and not our stockholders or holders of our debt. Since July 21, 2011, the Federal Reserve has been the primary federal regulator for the Company and the OCC has been the Bank’s primary regulator. The banking laws, regulations and policies applicable to us govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, and general business operations, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, establishment of new offices and the maximum interest rate that may be charged by law. In addition, federal and state banking regulators have broad authority to supervise our banking business, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation or administrative order. Failure to appropriately comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.
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
Certain of our subsidiaries are registered with the SEC as investment advisers and, as such, are subject to regulation, supervision and enforcement by the SEC under the Investment Advisers Act.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. They also mandate that we are ultimately responsible to ensure our third party vendors adhere to the same laws and regulations. In addition to other bank regulatory agencies, the Federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, CFPB, Drug Enforcement Administration, and Internal Revenue Service.

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
The Federal Reserve regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.
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
Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions. We evaluate goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount. Although we have determined that goodwill and other intangible assets were not impaired during 2017, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. Any future write-down of the goodwill or intangible assets could result in a material charge to earnings.

Our results of operations and financial condition could be materially adversely affected if our Cash Connect® division’s established policies, procedures and controls are inadequate to prevent a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through insurance.
The profitability of our Cash Connect® segment depends to a large degree on its ability to accurately and efficiently distribute, track, and settle large amounts of cash to its customers’ ATMs which, in turn, depends on the successful implementation and monitoring of a comprehensive series of financial and operational controls that are designed to help prevent, detect, and recover any potential loss of funds. These controls require the implementation and maintenance of complex proprietary software, the ability to track and monitor an extensive network of armored car companies, and the ability to settle large amounts of electronic funds transfers (EFT) from various ATM networks. There is a risk that those associated with armored car companies, ATM networks and processors, ATM operators, or other parties may misappropriate funds belonging to Cash Connect®. Cash Connect® has experienced such occurrences in the past. If our Cash Connect® division’s established policies, procedures and controls are inadequate, or not properly executed to prevent or detect a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through any insurance maintained by us, our results of operations or financial condition could be materially affected.
Changes in the value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios.
Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available, including the impact of recent operating results, as well as potential carryback of tax to prior years’ taxable income, changes in statutory tax rates, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. If we conclude in the future that a significant portion of our deferred tax assets are not more likely than not to be realized, we will record a valuation allowance, which could adversely affect our financial position, results of operations and regulatory capital ratios.
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
Our business may be adversely impacted by litigation and regulatory enforcement, which could expose us to significant liabilities and/or damage our reputation.
From time to time, we have and may become party to various litigation claims and legal proceedings. Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. Our trust, custody and investment management businesses are particularly subject to this risk. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, as a publicly-held company, we are subject to the risk of claims under the federal securities laws, and volatility in our stock price and those of other financial institutions increases this risk. Actions brought against us may result in injunctions, settlements, damages, fines or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Even if we defend ourselves successfully, the cost of litigation may be substantial, and public reports regarding claims made against us may cause damage to our reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies and stockholders, consequently negatively affecting our earnings.
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
Management evaluates these claims and proceedings to assess the likelihood of unfavorable outcomes and estimates, if possible, the amount of potential losses. We may establish a reserve, as appropriate, based upon our assessments and estimates in accordance with accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on the judgment of our management with respect to those assessments, estimates and disclosures. Actual outcomes, losses and related expenses may differ materially from assessments and estimates, and may exceed the amount of any reserves, which could adversely affect our reputation, financial condition and results of operations.
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
We originate, sell, service and invest in reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputation and legal risks. Generally, a reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until the borrower dies, moves out of the home or the home is sold. A decline in the demand for reverse mortgages may reduce the number of reverse mortgages we originate, and adversely affect our ability to sell reverse mortgages in the secondary market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to maintain their property or fail to pay taxes or home insurance premiums. A general increase in foreclosure rates may adversely impact how reverse mortgages are perceived by potential customers and thus reduce demand for reverse mortgages. Finally, we could become subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of elderly homeowners. All of the above factors could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.

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
7. Reputation Risk
Damage to our reputation could significantly harm our businesses.
Our ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by our reputation. Public perception of the financial services industry has declined as a result of the recent economic downturn and related government response. We face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, significant or numerous failures, interruptions or breaches of our information systems, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry may have a significant adverse effect on our reputation. We could also suffer significant harm to our reputation if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses.
Our Wealth Management segment is subject to a number of risks, including reputation risk.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in 500 Delaware Ave., Wilmington, Delaware where we lease 78,432 square feet of space. At December 31, 2017, we conducted our business through 58 full-service branches located in Delaware and southeastern Pennsylvania. Eight of our branches were owned while all other facilities were leased.
In addition to our branch network, we lease office space for five loan production offices located in Delaware, southeastern Pennsylvania and Virginia and we lease thirteen other facilities in Delaware, southeastern Pennsylvania and Nevada to house operational activities, Cash Connect® and Wealth Management. At December 31, 2017, our premises and equipment had a net book value of $48.0 million. All of these properties are generally in good condition and are appropriate for their intended use.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant’s Common Equity and Related Stockholder Matters
Our Common Stock is traded on the Nasdaq Global Select Market under the symbol “WSFS.” At February 23, 2018, we had 1,075 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.
The closing market price of our Common Stock at February 23, 2018 was $49.05.

		Stock Price Range
		Low	High	Dividends
2017	4th	$45.75	$52.50	$0.09
	3rd	42.45	49.45	0.07
	2nd	42.90	50.55	0.07
	1st	43.25	48.20	0.07
				$0.30
2016	4th	$31.90	$47.64	$0.07
	3rd	31.47	39.31	0.06
	2nd	30.56	37.10	0.06
	1st	26.40	33.71	0.06
				$0.25

(1)	Plans approved by stockholders include the 2005 Incentive Plan, as amended, and the 2013 Incentive Plan.
Dividends
The table above shows the dividends paid during the two most recent fiscal years. For a discussion of dividend restrictions on our Common Stock, or of dividends from the Company's subsidiaries to the Company, see “Item 1. Business - Regulation of WSFS Bank - Dividends Restrictions” and “Item 1. Business - Regulation of the Company - Dividends”
Securities Authorized for Issuance Under Equity Compensation Plans
Shown below is information as of December 31, 2017 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	1,339,106	$19.08	472,690
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
TOTAL	1,339,106	$19.08	472,690

(1)	Plans approved by stockholders include the 2005 Incentive Plan, as amended, and the 2013 Incentive Plan.
Share Repurchases:
During the fourth quarter of 2015, the Board of Directors approved a stock repurchase program of up to 5% (1,492,661 shares) of total outstanding shares of Common Stock. Under the program, purchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. There is no fixed termination date for the repurchase program, and the repurchase program may be suspended or discontinued at any time.

The following table provides information regarding our purchases of Common Stock during the fourth quarter of 2017.

2017	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October	22,000	$50.02	22,000	728,194
November	16,000	49.14	16,000	712,194
December	13,000	50.08	13,000	699,194
Total	51,000	49.76	51,000

COMPARATIVE STOCK PERFORMANCE GRAPH
The graph and table which follow show the yearly percentage change in the cumulative total return on our Common Stock over the last five years compared with the cumulative total return of the Dow Jones Total Market Index and the Nasdaq Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total return on our Common Stock or the indices equals the total increase in value since December 31, 2012, assuming reinvestment of all dividends paid into the Common Stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2012 in our Common Stock and in each of the indices. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

	December 31, 2012 through December 31, 2017 Cumulative Total Return
	2012	2013	2014	2015	2016	2017
WSFS Financial Corporation	$100	$185	$185	$235	$339	$353
Dow Jones Total Market Index	100	133	150	151	170	206
Nasdaq Bank Index	100	142	149	162	223	235

ITEM 6. SELECTED FINANCIAL DATA
The following sets forth certain of our financial and statistical information for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. This data should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

(Dollars in thousands, except per share and branch data)	2017	2016	2015	2014	2013
At December 31,
Total assets	$6,999,540	$6,765,270	$5,584,719	$4,851,749	$4,513,863
Net loans (1) (5)	4,807,373	4,499,157	3,795,141	3,214,457	2,973,795
Investment securities (2)	999,308	958,889	886,891	866,292	817,115
Other investments	34,892	41,787	30,709	23,412	36,201
Total deposits	5,247,604	4,738,438	4,016,566	3,649,235	3,186,942
Borrowings (3)	772,624	1,048,386	812,200	545,764	759,830
Trust preferred borrowings	67,011	67,011	67,011	67,011	67,011
Senior debt	98,171	152,050	53,757	53,429	53,100
Stockholders’ equity	724,345	687,336	580,471	489,051	383,050
Number of full-service branches	58	60	51	43	39
For the Year Ended December 31,
Interest income	$254,726	$216,578	$182,576	$160,337	$146,922
Interest expense	33,455	22,833	15,776	15,830	15,334
Net interest income	221,271	193,745	166,800	144,507	131,588
Noninterest income	124,644	105,061	90,256	80,168	80,151
Noninterest expenses	226,461	188,666	165,460	148,535	132,929
Provision for loan losses	10,964	12,986	7,790	3,580	7,172
Provision for income taxes	58,246	33,074	30,273	18,803	24,756
Net Income	50,244	64,080	53,533	53,757	46,882
Dividends on preferred stock and accretion of discount	—	—	—	—	1,663
Net income allocable to common stockholders	$50,244	$64,080	$53,533	$53,757	$45,219
Earnings per share allocable to common stockholders:
Basic	$1.60	$2.12	$1.88	$1.98	$1.71
Diluted	$1.56	$2.06	$1.85	$1.93	$1.69
Interest rate spread	3.81%	3.79%	3.79%	3.62%	3.51%
Net interest margin	3.95	3.88	3.87	3.68	3.56
Efficiency ratio	64.91	62.52	57.79	66.11	62.42
Noninterest income as a percentage of total revenue (4)	35.72	34.81	31.53	35.68	37.64
Return on average assets	0.74	1.06	1.05	1.17	1.07
Return on average equity	6.92	10.03	10.24	12.21	11.60
Return on tangible common equity (6)	9.74	12.85	11.92	13.80	13.99
Average equity to average assets	10.64	10.57	10.31	10.33	8.62
Tangible equity to assets (6)	7.87	7.55	8.84	9.00	7.69
Tangible common equity to assets (6)	7.87	7.55	8.84	9.00	7.69
Ratio of nonperforming assets to total assets	0.84	0.60	0.71	1.08	1.06
Ratio of allowance for loan losses to total gross loans	0.84	0.89	0.98	1.23	1.40
Ratio of allowances for loan losses to nonaccruing loans	111	174	175	164	133
Ratio of charge-offs to average gross loans	0.22	0.25	0.29	0.18	0.33

(1)	Includes loans held for sale and reverse mortgages.

(2)	Includes securities available for sale, held to maturity, and trading.

(3)	Borrowings consist of FHLB advances, securities sold under agreement to repurchase and other borrowed funds.

(4)	Computed on a fully tax-equivalent basis.

(5)	Net of unearned income.

(6)	Ratio is a non-GAAP measure. See “Reconciliation of non-GAAP financial measures included in Item 6”

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

(Dollars in thousands, except ratio data)	2017	2016	2015	2014	2013
At December 31,
Period End Tangible Assets
Period end assets	$6,999,540	$6,765,270	$5,584,719	$4,851,749	$4,513,863
Goodwill and intangible assets	(188,444)	(191,247)	(95,295)	(57,594)	(38,979)
Tangible assets	$6,811,096	$6,574,023	$5,489,424	$4,794,155	$4,474,884
Period End Tangible Common Equity
Period end Stockholder’s equity	$724,345	$687,336	$580,471	$489,051	$383,050
Goodwill and intangible assets	(188,444)	(191,247)	(95,295)	(57,594)	(38,979)
Tangible common equity	$535,901	$496,089	$485,176	$431,457	$344,071
Tangible common equity to assets	7.87%	7.55%	8.84%	9.00%	7.69%
Period End Tangible Equity
Period end Stockholder’s equity	$724,345	$687,336	$580,471	$489,051	$383,050
Goodwill and intangible assets	(188,444)	(191,247)	(95,295)	(57,594)	(38,979)
Tangible equity	$535,901	$496,089	$485,176	$431,457	$344,071
Tangible equity to assets	7.87%	7.55%	8.84%	9.00%	7.69%
Period End Tangible Income
GAAP net income	$50,244	$64,080	$53,533	$53,757	$46,882
Tax effected amortization of intangible assets	1,954	1,621	1,201	820	625
Net tangible income	$52,198	$65,701	$54,734	$54,577	$47,507
Average Tangible Common Equity
Average stockholder’s equity	$725,763	$638,624	$522,925	$440,273	$404,029
Average goodwill and intangible assets	(189,784)	(127,168)	(63,887)	(44,828)	(34,726)
Average noncumulative perpetual preferred stock	—	—	—	—	(29,627)
Average tangible common equity	$535,979	$511,456	$459,038	$395,445	$339,676
Return on tangible common equity	9.74%	12.85%	11.92%	13.80%	13.99%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank of the Bank), one of the ten oldest bank and trust companies continuously operating under the same name in the U.S. At nearly $7.0 billion in assets and $18.6 billion in assets under management (AUM) and administration, WSFS Bank is also the largest locally-managed bank and trust company headquartered in Delaware and the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other financial institutions. A fixture in the community, the Bank has been in operation for more than 185 years. In addition to its focus on stellar customer experiences, the Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering stellar experiences growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
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
Our core banking business is commercial lending primarily funded by customer-generated deposits, which primarily generates net interest income. We have built a $4.0 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of December 31, 2017, we service our customers primarily from our 76 offices located in Delaware (46), Pennsylvania (28), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches and mortgage and title services through those branches and through Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.
Our Cash Connect® segment is a premier provider of ATM vault cash, smart safe and other cash logistics services in the U.S. It manages $970.1 million in total cash and services approximately 23,000 non-bank ATMs and approximately 1,600 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates 440 ATMs for the Bank, which has the largest branded ATM network in Delaware.
As a provider of ATM Vault Cash to the U.S. ATM industry, Cash Connect® is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 17-year history, Cash Connect® periodically has been exposed to theft from armored courier companies and consistently has been able to recover losses through its risk management strategies, although there can be no guarantees that we will be able to recover future losses.
Our Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through six businesses, and primarily generates non-interest income. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress is a registered investment adviser with $901.5 million in AUM (includes $146.9 million of Christiana Trust assets for which Cypress serves as sub-adviser). Cypress’ primary market segment is high net worth individuals, offering a ‘balanced’ investment style focused on preservation of capital and providing current income. West Capital, a registered investment adviser with approximately $861.2 million in AUM, is a fee-only wealth management firm which operates under a multi-family office philosophy and provides fully-customized solutions tailored to the unique needs of institutions and high net worth individuals. Christiana Trust, with $16.8 billion in AUM and administration (includes $146.9 million of Christiana Trust assets for which Cypress serves as sub-adviser), provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy, administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office that specializes in providing unique, independent solutions to high net worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Private Banking serves high net worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

As a provider of trust services to our clients, we are exposed to operational, reputation-related, and legal risks due to the inherent complexity of the trust business. To mitigate these risks, we rely on the hiring, development, and retention of experienced Associates, financial controls, managerial oversight, and other risk management practices. Also, from time to time our trust business may give rise to disputes with clients and we may be exposed to litigation which could result in significant costs. The ultimate outcome of any litigation is uncertain.
Recognized Subsequent Event:
On February 27, 2018, the Company entered into a settlement agreement with Universitas Education, LLC (Universitas) to resolve claims related to services provided by Christiana Bank and Trust Company prior to its acquisition by WSFS. Accordingly, we recorded $12.0 million of legal expense related to the settlement, a corresponding liability, and related tax effects in our Consolidated Financial Statements as of December 31, 2017. See Note 23 to the Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS
We recorded net income of $50.2 million, or $1.56 per diluted common share, for the year ended December 31, 2017, a decrease of $13.8 million compared to $64.1 million, or $2.06 per diluted common share, for the year ended December 31, 2016. Results for 2017 were impacted by the enactment of the Tax Cuts and Jobs Act (Tax Reform Act) in December 2017, which required us to re-measure our deferred tax asset, resulting in a tax charge of $14.5 million in the quarter ended December 31, 2017. Additionally and related to this tax change, we decided to surrender all of our bank-owned life insurance (BOLI) policies in 2018, resulting in an additional tax charge of $8.0 million for the quarter ended December 31, 2017, and we also contributed $1.5 million (pre-tax) to the WSFS Foundation in the same quarter. Further, as discussed above, during the first quarter of 2018, we agreed to settle a litigation matter which resulted in legal expense of $12.0 million recorded in the fourth quarter of 2017. Finally, in 2017 we had corporate development costs of $0.9 million compared to $8.5 million of similar costs in 2016.
Net interest income for the year ended December 31, 2017 was $221.3 million, an increase of $27.5 million compared to 2016. Our provision for loan losses decreased $2.0 million in 2017, primarily due to improving economic conditions resulting in lower required reserves and net charge-offs compared to 2016. Noninterest, or fee income, increased $19.6 million primarily due to increased investment management and fiduciary revenue and growth in credit/debit card and ATM income. Finally, operating expenses increased $37.8 million in 2017, primarily reflecting higher employee-related and ongoing operating costs to support our organic and late 2016 acquisition growth, as well as a litigation settlement. See the Net Interest Income, Provision for Loan Losses, Noninterest (Fee) Income, and Noninterest Expense sections below for further information.
We recorded net income of $64.1 million, or $2.06 per diluted common share, for the year ended December 31, 2016, a $10.5 million increase compared to $53.5 million, or $1.85 per diluted share, for the year ended December 31, 2015. Results in 2016 included corporate development costs of $8.5 million compared to $7.6 million of such costs in 2015. Net interest income increased $26.9 million, primarily due to the acquisition of Penn Liberty in August 2016, in addition to the full year of results from our acquisition of Alliance in October 2015, as well as robust organic growth. The improvement in net income was partially offset by higher interest expense associated with the issuance of $100 million of unsecured senior notes in 2016. Our provision for loan loss increased $5.2 million in 2016, primarily as a result of two credit events in two different segments of our loan portfolio. Noninterest, or fee income, increased $14.8 million due to continued growth in wealth management and mortgage banking businesses. Finally, operating expenses increased $23.2 million in 2016, reflecting growth in ongoing operating costs from our recent acquisitions of Penn Liberty, Powdermill, West Capital and Alliance and the investment in the related infrastructure and staffing costs to support our growth.

Net Interest Income
Net interest income increased $27.5 million, or 14%, to $221.3 million in 2017, and net interest margin increased slightly to 3.95% in 2017 compared to 3.88% in 2016. The increases in net interest income and margin were primarily due to loan portfolio growth, the inclusion of a full year of results from our acquisition of Penn Liberty in August 2016, and our redemption of the 2012 senior notes during the third quarter of 2017, partially offset by higher interest expense related to deposit growth and higher FHLB advances.
Net interest income increased $26.9 million, or 16%, to $193.7 million in 2016 while net interest margin increased slightly to 3.88% in 2016 compared to 3.87% in 2015. The increase in net interest income was due to both organic and acquisition-related loan growth, mostly in our commercial real estate loan portfolios.
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

Year Ended December 31,	2017 vs. 2016			2016 vs. 2015
(Dollars in thousands)	Volume	Yield/Rate	Net	Volume	Yield/Rate	Net
Interest Income:
Commercial real estate loans	$8,796	$1,147	$9,943	$10,002	$(486)	$9,516
Residential real estate loans	(898)	(157)	(1,055)	1,082	1,766	2,848
Commercial loans (1)	15,326	4,520	19,846	15,927	822	16,749
Consumer loans	5,067	1,318	6,385	2,888	(285)	2,603
Loans held for sale	(746)	430	(316)	10	100	110
Mortgage-backed securities	1,346	2,207	3,553	130	1,451	1,581
Investment securities (2)	(820)	596	(224)	952	248	1,200
FHLB Stock and deposits in other banks	156	(140)	16	306	(911)	(605)
Favorable (unfavorable)	28,227	9,921	38,148	31,297	2,705	34,002
Interest expense:
Deposits:
Interest-bearing demand	(174)	(916)	(1,090)	151	316	467
Money market	(505)	(841)	(1,346)	531	346	877
Savings	(134)	(229)	(363)	52	313	365
Customer time deposits	(41)	(1,463)	(1,504)	630	(385)	245
Brokered certificates of deposits	(231)	(949)	(1,180)	(91)	392	301
FHLB advances	124	(3,680)	(3,556)	621	1,078	1,699
Trust Preferred borrowings	184	(506)	(322)	(70)	330	260
Senior debt	(1,407)	536	(871)	3,205	(615)	2,590
Other borrowed funds	140	(530)	(390)	(19)	272	253
(Favorable) unfavorable	(2,044)	(8,578)	(10,622)	5,010	2,047	7,057
Net change, as reported	$26,183	$1,343	$27,526	$26,287	$658	$26,945

(1)	The tax-equivalent income adjustment is related to commercial loans.

(2)	The tax-equivalent income adjustment is related to municipal securities.

Interest income attributable to volume for commercial loans, commercial real estate loans, and consumer loans increased in 2017 when compared to 2016, reflecting continued portfolio growth. Interest income on these portfolios increased due to the Federal Reserve's rate increases during the year. Interest income on mortgage-backed securities attributable to volume and yield increased due to portfolio growth and the higher interest rate environment in 2017. Interest expense related to FHLB advances was attributable to Federal Reserve of Philadelphia (FRB) rate increases. Interest expense related to senior debt was attributable to the redemption of $55 million of the 2012 senior notes during the third quarter of 2017, which paid a higher rate of interest than the 2016 senior notes. The increase in interest expense attributable to yield on interest bearing demand deposits, money market and customer time deposits reflects the higher interest rate environment.
Interest income attributable to yield for commercial real estate loans and commercial loans increased in 2016 when compared to 2015, continuing to reflect positive performance on purchased loans. Interest income from FHLB Stock decreased in 2016 when compared to 2015 primarily due to a special one-time dividend payment of $0.8 million during 2015 which did not recur in 2016. Interest expense related to senior debt was attributable to the issuance of $100 million of unsecured senior notes in June 2016 at an interest rate of 4.25%. The decrease in interest expense attributable to yield for customer time deposits in 2016 when compared to 2015 reflects the run-off of older, higher-rate time deposits as a part of net interest margin management.

The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest & Dividends	Yield/ Rate (1)	Average Balance	Interest & Dividends	Yield/ Rate (1)	Average Balance	Interest & Dividends	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$1,426,075	$71,646	5.02%	$1,255,119	$61,705	4.92%	$1,057,662	$52,189	4.93%
Residential real estate loans	270,957	16,364	6.04	281,624	17,474	4.79	251,935	14,626	4.14
Commercial loans	2,449,194	115,941	4.76	2,125,810	96,098	4.55	1,765,540	79,349	4.47
Consumer loans	497,523	24,025	4.83	398,226	17,640	4.43	337,146	15,037	4.46
Loans held for sale	28,679	1,171	3.52	40,597	1,428	3.52	36,829	1,318	3.58
Total loans	4,672,428	229,147	4.92	4,076,900	189,198	4.66	3,422,639	157,220	4.61
Mortgage-backed securities (3)	794,387	19,308	2.43	734,631	15,754	2.14	727,999	14,173	1.95
Investment securities (3)	181,322	4,648	3.80	202,722	4,872	3.51	161,865	3,672	3.29
Other interest-earning assets	36,587	1,623	4.44	33,744	1,607	4.76	29,247	2,212	7.56
Total interest-earning assets	5,684,724	254,726	4.53	5,072,473	216,578	4.33	4,368,223	182,576	4.23
Allowance for loan losses	(40,600)			(38,422)			(39,269)
Cash and due from banks	131,956			110,318			89,269
Cash in non-owned ATMs	597,483			554,698			412,582
Bank owned life insurance	102,161			95,228			79,833
Other noninterest-earning assets	344,747			248,529			163,491
Total assets	$6,820,471			$6,042,824			$5,074,129
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$947,914	$2,214	0.23%	$834,703	$1,136	0.14%	$695,930	$669	0.10%
Money market	1,320,470	4,690	0.36	1,159,299	3,343	0.29	966,589	2,466	0.26
Savings	570,219	1,015	0.18	481,197	653	0.14	414,484	288	0.07
Customer time deposits	571,176	4,818	0.84	567,657	3,301	0.58	472,921	3,056	0.65
Total interest-bearing customer deposits	3,409,779	12,737	0.37	3,042,856	8,433	0.28	2,549,924	6,479	0.25
Brokered deposits	206,668	2,167	1.05	172,038	988	0.57	195,454	687	0.35
Total interest-bearing deposits	3,616,447	14,904	0.41	3,214,894	9,421	0.29	2,745,378	7,166	0.26
FHLB advances	716,962	8,263	1.15	735,975	4,707	0.64	621,024	3,008	0.48
Trust preferred borrowings	67,011	1,940	2.90	67,011	1,622	2.42	67,011	1,362	2.00
Senior debt	134,136	7,228	5.39	108,577	6,356	5.85	53,757	3,766	7.01
Other borrowed funds (4)	130,951	1,120	0.86	133,486	727	0.54	134,517	474	0.35
Total interest-bearing liabilities	4,665,507	33,455	0.72	4,259,943	22,833	0.54	3,621,687	15,776	0.44
Noninterest-bearing demand deposits	1,352,322			1,087,502			884,857
Other noninterest-bearing liabilities	76,879			56,755			44,660
Stockholders’ equity	725,763			638,624			522,925
Total liabilities and stockholders’ equity	$6,820,471			$6,042,824			$5,074,129
Excess of interest-earning assets over interest-bearing liabilities	$1,019,217			$812,530			$746,536
Net interest income		$221,271			$193,745			$166,800
Interest rate spread			3.81%			3.79%			3.79%
Net interest margin			3.95%			3.88%			3.87%
See “Notes”

(1)	Weighted average yields have been computed on a tax-equivalent basis using a 35% effective tax rate.

(2)	Average balances include nonperforming loans and are net of unearned income.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased and securities sold under agreement to repurchase.

Provision for Loan Losses
We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, which we evaluate in accordance with applicable accounting principles, as discussed further in “Nonperforming Assets.” Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments. For the year ended December 31, 2017 we recorded a provision for loan losses of $11.0 million compared to $13.0 million in 2016 and $7.8 million in 2015. The provision in 2016 included $6.5 million related to two large relationships. The 2017 decrease in the provision for loan losses in comparison with 2016 was due to improving economic conditions which resulted in lower required reserves and net charge-offs.
Noninterest (Fee) Income
Fee income increased $19.6 million to $124.6 million in 2017 from $105.1 million in 2016. Excluding securities gains net, as shown in the table below, noninterest income increased $20.0 million, or 19.4%, to $122.7 million in 2017 from $102.7 million in 2016, primarily due to increased investment management and fiduciary revenue and growth in credit/debit card and ATM income.

	Twelve months ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Noninterest income (GAAP)	$124,644	$105,061	$90,256
Less: Securities gains, net	1,984	2,369	1,478
Adjusted noninterest income (non-GAAP) (1)	$122,660	$102,692	$88,778
(1) The Company uses non-GAAP financial measures in its analysis of its performance. The Company’s management believes that these non-GAAP measures provide a useful understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and changes in the periods presented. The Company’s management believes that investors may use these non-GAAP measures to analyze the Company’s performance without the impact of unusual items or events that may obscure trends in the Company’s underlying performance. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.
Wealth management income increased $9.4 million, or 37%, in 2017 compared to 2016 reflecting growth in several business lines. Credit/debit card and ATM fees increased $6.2 million, or 21%, in 2017 compared to 2016 reflecting growth as well as the impact of new products and expanded revenue sources. Fees for cash management and other services in our Cash Connect® segment increased $1.8 million, due to several new services and product enhancements. Partially offsetting these increases was a $1.1 million decrease in mortgage banking activities partially reflecting our ongoing strategy of selling most newly-originated residential mortgages in the secondary market.
Credit/debit card and ATM fees increased $4.2 million, or 16%, in 2016 compared to 2015 reflecting growth as well as the impact of new products and expanded revenue sources. Wealth management income increased $3.8 million, or 17%, in 2016 compared to 2015 reflecting growth in several business lines, with particular strength in trustee securitization appointments, family office services, and financial planning. Fees from mortgage banking activities increased $1.5 million or 26% when compared to 2015 reflecting strong growth provided by WSFS Mortgage. Fees for cash management and other services in our Cash Connect® segment increased $1.2 million, due to several new services and product enhancements, and deposit service charges increased slightly compared to 2015, primarily due to growth in deposit accounts.

Noninterest Expenses
Noninterest expense in 2017 increased $37.8 million to $226.5 million from $188.7 million in 2016. Excluding the items listed in the table below, noninterest expense increased $28.4 million, or 16%, to $208.5 million in 2017 from $180.1 million in 2016.
Noninterest expense in 2016 increased $23.2 million to $188.7 million from $165.5 million in 2015. Excluding the non-routine and other one-time items listed in the table below, noninterest expense increased $22.9 million, or 15%, to $180.1 million in 2016 from $157.2 million in 2015.

	Twelve months ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Noninterest expenses (GAAP)	226,461	188,666	165,460
Less: Provision for legal settlement	12,000	—	—
Fraud loss	2,844	—	—
WSFS Foundation contribution	1,500	—	—
Debt extinguishment costs	695	—	651
Corporate development costs (1)	878	8,529	7,620
Adjusted noninterest expenses (non-GAAP) (2)	208,544	180,137	157,189
(1) Corporate development costs were primarily attributable to our acquisitions of Penn Liberty, Powdermill and West Capital in 2016 and Alliance in 2015.
(2) The Company uses non-GAAP financial measures in its analysis of its performance. The Company’s management believes that these non-GAAP measures provide a useful understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and changes in the periods presented. The Company’s management believes that investors may use these non-GAAP measures to analyze the Company’s performance without the impact of unusual items or events that may obscure trends in the Company’s underlying performance. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.
Adjusted non-interest expense excludes (i) a $12.0 million charge for the settlement of a legal claim brought by Universitas , (ii) a significant and unusual fraud loss previously disclosed on Form 8-K filed on June 26, 2017, (iii) a $1.5 million contribution to the WSFS Foundation, (iv) costs to redeem the 2012 senior notes in the third quarter of 2017, and (v) corporate development costs.
The increase of $28.4 million in adjusted noninterest expense in 2017 was mainly due to higher compensation to support franchise growth and higher operating and funding costs including higher partner costs and investment in new features in our Cash Connect® division. This increase was partially offset by a decrease in corporate development costs.
Contributing to the $22.9 million increase in adjusted noninterest expense in 2016 was ongoing operating costs from the addition of Penn Liberty, Powdermill, and West Capital as well as the full year impact of the acquisition of Alliance in October 2015. Also contributing to the increase was higher compensation and related costs due to added staff to support the company’s overall growth.
Income Taxes
We recorded $58.2 million of income tax expense for the year ended December 31, 2017 compared to income tax expense of $33.1 million and $30.3 million for the years ended December 31, 2016 and 2015, respectively. The effective tax rates for the years ended December 31, 2017, 2016 and 2015 were 53.7%, 34.0%, and 36.1%, respectively. The higher tax expense and effective tax rates in 2017 were due to a re-measurement of our deferred tax asset resulting from the Tax Reform Act and the tax impact of our decision to surrender our BOLI policies in 2018. Volatility in effective tax rates is also impacted by the level of pretax income or loss, combined with the amount of tax-free income as well as the effects of stock compensation tax benefits, consistent with our adoption during 2016 of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation, Compensation - Stock Compensation (Topic 718). The provision for income taxes includes federal, state and local income taxes that are currently payable or deferred because of temporary differences between the financial reporting basis and the tax reporting basis of the assets and liabilities. For additional information, including the impact of the Tax Reform Act on the 2017 effective tax rate, see Note 14 to the Consolidated Financial Statements.

SEGMENT INFORMATION
For financial reporting purposes, our business has three reporting segments: WSFS Bank, Cash Connect®, and Wealth Management. The WSFS Bank segment provides loans and other financial products to commercial and retail customers. Cash Connect® provides ATM vault cash, smart safe and other cash logistics services in the U.S through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients.
WSFS Bank Segment
The WSFS Bank segment income before taxes increased $19.0 million or 24%, in 2017 compared to 2016 due primarily to an increase in external net interest income of $27.2 million or 15%, reflecting strong organic and acquisition-related growth, continued optimization of our balance sheet mix, and continued strong performance in our purchased loan portfolio. The increase in net interest income was partially offset by an increase in external operating expenses of $12.4 million or 8%, primarily driven by higher costs for compensation expense to support the growth of the business, higher infrastructure costs also associated with business growth, and a $1.2 million increase in the provision for loan losses, primarily driven by overall portfolio growth.
The WSFS Bank segment income before taxes grew $14.4 million or 23%, in 2016 compared to 2015 due primarily to an increase in external net interest income of $39.4 million or 19%, reflecting positive performance in our portfolio of purchased loans, improvement in our balance sheet mix, and strong organic and acquisition growth. The increase in net interest income was partially offset by an increase in external operating expenses of $17.4 million or 13%, primarily driven by increased compensation expense tied to organic and acquisition growth as well as improved core performance and a $1.9 million increase in the provision for loan losses, primarily driven by our exit of a substandard commercial and industrial relationship and the associated charge-off. Also contributing to the increase in operating expenses were increased costs to support the infrastructure from the segment’s significant organic and acquisition growth.
Cash Connect® Segment
The Cash Connect® segment income before taxes decreased $1.1 million, or 13%, in 2017 compared to 2016 primarily due to a $6.9 million, or 35%, increase in expenses associated with increased investments for several new services and product enhancements to our fee-based managed services and smart safe offerings, which continue to both diversify and expand revenue sources, as well as an increase of $3.7 million, or 65% in funding costs. Offsetting these expense increases, external fee income increased $10 million or 29%. At December 31, 2017 Cash Connect® had over $970.1 million in total cash managed compared to over $1.0 billion at December 31, 2016. At year-end 2017, Cash Connect® serviced over 20,000 non-bank ATMs and over 800 retail smart safes nationwide compared to 16,000 ATMS and only 100 smart safes at year-end 2016.
The Cash Connect® segment income before taxes increased $0.6 million, or 8%, in 2016 compared to 2015 primarily due to a $4.7 million, or 16%, increase in external fee income reflecting overall growth of the segment’s business. The year-over-year increase in fee income was partially offset by a $2.5 million, or 14%, increase in external operating expenses primarily due to increased investments for several new services and product enhancements to our fee-based managed services and smart safe offerings which continue to both diversify and expand revenue sources. The 2016 internal operating expenses also saw a $1.4 million, or 84% increase when compared to 2015. At December 31, 2016 Cash Connect® had over $1.0 billion in total cash managed compared to $581 million at December 31, 2015. At year-end 2016, Cash Connect® serviced over 20,000 non-bank ATMs and over 800 retail smart safes nationwide compared to 16,000 ATMS and only 100 smart safes at year-end 2015.
Wealth Management Segment
The Wealth Management segment income before taxes decreased $6.6 million in 2017 in comparison with 2016. External operating expense increased $21.2 million compared to 2016, which was primarily due to the previously discussed legal settlement, higher ongoing operating expenses to support the Powdermill and West Capital acquisitions and overall business growth. Excluding the settlement, segment income before taxes increased $5.4 million or 51%. For further information related to the legal settlement, see Note 23 to the Consolidated Financial Statements. The increase in external operating expense was partially offset by an increase of $9.5 million, or 36%, in external fee income reflecting growth in several business lines as well as the full-year positive impact of our combinations with Powdermill and West Capital, and a decrease of $3.2 million in the provision for loan losses in 2017, due to the private banking exposure described below, which impacted the 2016 provision only.
The Wealth Management segment income before taxes decreased $1.7 million, or 14%, in 2016 in comparison with 2015. External fee income increased $3.9 million, or 17%, reflecting growth in several business lines as well as the positive impact of our combinations with Powdermill and West Capital. The growth in fee income was offset by (i) an increase in the provision for loan losses of $3.3 million, due to a private banking credit exposure granted under a business development initiative which resulted in a charge-off of $3.5 million and incremental loan loss provision, as well as (ii) an increase of $2.6 million, or 16%, in external operating expense compared to 2015, which was primarily due to higher ongoing operating expenses to support the Powdermill and West Capital acquisitions and overall business growth.

Segment financial information for the years ended December 31, 2017, 2016 and 2015 is provided in Note 20 to the Consolidated Financial Statements.
FINANCIAL CONDITION
Our total assets increased $234.3 million, or 3%, to $7.0 billion as of December 31, 2017, compared to $6.8 billion as of December 31, 2016. Net loans increased $331.9 million, or 7%, primarily due to organic growth in our loan portfolio. Cash and cash equivalents decreased $98.1 million, or 12%, primarily due to our redemption of the 2012 senior notes and improved cash optimization at Cash Connect®, resulting in lower cash in non-owned ATMs, which decreased $100.3 million, or 14%, year over year. Investment securities available for sale increased $43.6 million, or 5%, primarily as a result of purchases of mortgage-backed securities which is consistent with the overall growth of our balance sheet and prudent portfolio management.
Total liabilities increased $197.3 million, or 3%, during the year to $6.3 billion at December 31, 2017. This increase was primarily the result of an increase in total customer deposits of $418.6 million or 9%, partially offset by a decrease of FHLB advances of $144.2 million, or 17%, a decrease of $102 million or 78% in fed funds sold, and a decrease of $53.9 million or 35% in senior debt, reflecting the redemption of the 2012 senior notes in 2017.
Cash in non-owned ATMs
During 2017, cash managed by Cash Connect® in non-owned ATMs decreased $100.3 million, or 14%, to $598.1 million. At December 31, 2017, Cash Connect® serviced approximately 23,000 ATMs as well as approximately 440 WSFS-owned ATMs to serve customers in our markets.
Investment Securities, available for sale
Investment securities, available for sale increased $43.6 million to $838.1 million during 2017. This increase was primarily due to an increase in mortgage-backed securities, consistent with our objectives of prudent portfolio and net interest margin management.
Investment Securities, held to maturity
Investment securities held to maturity decreased $3.2 million to $161.2 million during 2017 due to normal maturities of municipal bonds, which were not replaced because of the decline in the corporate tax rate making them less attractive as an investment.
Loans held for sale
Loans held for sale are recorded at fair value and decreased $23.7 million to $31.1 million due to increase in mortgage interest rates making residential mortgages less affordable.
Loans, net
Net loans increased $331.9 million, or 7%, during 2017, primarily due to growth in our loan portfolio. Loan growth included commercial and industrial loan growth of $176.8 million, or 14%, and consumer loan growth of $108.5 million, or 24%.
Customer Deposits
Customer deposits increased $418.6 million, or 9%, during 2017 to $5.0 billion. Core deposit relationships increased $382.7 million, or 10%, and customer time deposits increased $35.9 million , or 6%, primarily due to organic growth.
The table below depicts the changes in customer deposits during the last three years:

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Beginning balance	4,600	3,860	3,462
Interest credited	15	9	7
Deposit inflows (outflows), net	403	731	391
Ending balance	5,018	4,600	3,860
Borrowings and Brokered Deposits
Borrowings and brokered deposits decreased by $239.1 million during 2017. Included in the decrease was a $144.2 million decrease in FHLB advances, which was primarily due to loan growth and a $53.9 million decrease in senior debt, reflecting our redemption of $55.0 million in aggregate principal amount of our 6.25% senior notes due 2019 which were issued in 2012 (the 2012 senior notes).

Stockholders’ Equity
Stockholders’ equity increased $37.0 million, or 5%, to $724.3 million at December 31, 2017 compared to $687.3 million at December 31, 2016. Capital in excess of par value increased $6.8 million, primarily due to stock-based compensation expense and the issuance of stock related to the exercise of stock options. Retained earnings increased $42.5 million, or 7%, to $669.6 million during 2017, primarily as a result of earnings from the year less dividends paid. These increases in stockholders' equity were partially offset by $11.7 million related to share repurchases during 2017.
ASSET/LIABILITY MANAGEMENT
Our primary asset/liability management goal is to optimize long term net interest income opportunities within the constraints of managing interest rate risk, ensuring adequate liquidity and funding and maintaining a strong capital base.
In general, interest rate risk is mitigated by closely matching the maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread. We regularly review our interest-rate sensitivity, and use a variety of strategies as needed to adjust that sensitivity within acceptable tolerance ranges established by management and our Board of Directors. Changing the relative proportions of fixed-rate and adjustable-rate assets and liabilities is one of our primary strategies to accomplish this objective.
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

The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2017 are shown in the following table:

(Dollars in thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Interest-rate sensitive assets:
Commercial loans (2)(3)	$1,636,598	$583,913	$279,951	$2,500,462
Real estate loans (1) (2)	1,058,805	407,884	253,958	1,720,647
Mortgage-backed securities	107,843	347,143	392,804	847,790
Consumer loans (2)	344,440	84,669	117,224	546,333
Investment securities	45,091	75,180	70,858	191,129
Loans held for sale (2)	24,910	—	—	24,910
Reverse mortgage loans	(311)	10,963	9,162	19,814
Total interest-rate sensitive assets:	3,217,376	1,509,752	1,123,957	5,851,085
Interest-rate sensitive liabilities:
Money market and interest-bearing demand deposits	1,613,113	—	846,585	2,459,698
FHLB advances	681,536	28,465	—	710,001
Savings accounts	274,872	—	274,872	549,744
Retail certificates of deposit	190,250	252,673	3,313	446,236
Brokered certificates of deposit	223,821	1,619	—	225,440
Other borrowed funds	62,615	—	—	62,615
Jumbo certificates of deposit	85,523	3,518	—	89,041
Trust preferred securities	67,011	—	—	67,011
Senior notes	—	98,171	—	98,171
Total Interest-rate sensitive liabilities:	3,198,741	384,446	1,124,770	4,707,957
Off Balance Sheet:	(75,000)	50,000	25,000	—
Excess (deficiency) of interest-rate sensitive assets over interest-rate liabilities (interest-rate sensitive gap)	$(56,365)	$1,175,306	$24,187	$1,143,128
One-year interest-rate sensitive assets/interest-rate sensitive liabilities	98.24%
One-year interest-rate sensitive gap as a percent of total assets	(0.81)%

(1)	Includes commercial mortgage, construction, and residential mortgage loans

(2)	Loan balances exclude nonaccruing loans, deferred fees and costs

(3)	Assumes two-thirds of loans in process are variable and will reprice within one-year
Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling rates, a positive gap would result in a decrease in net interest income while a negative gap would augment net interest income. However, the interest-sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the rate period may reprice at the same price, at the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as we adjust our interest sensitivity position throughout the year.
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
The following table shows our nonperforming assets and past due loans at the dates indicated:

	At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccruing loans:
Commercial	$19,057	$2,015	$5,328	$2,706	$4,305
Owner-occupied commercial	3,654	2,078	1,091	2,475	5,197
Commercial mortgages	5,870	9,821	3,326	8,245	8,565
Construction	1,804	—	—	—	1,158
Residential mortgages	4,124	4,967	7,287	7,068	8,432
Consumer	1,927	3,995	4,133	3,557	3,293
Total nonaccruing loans	36,436	22,876	21,165	24,051	30,950
Other real estate owned	2,503	3,591	5,080	5,734	4,532
Restructured loans (1)	20,061	14,336	13,647	22,600	12,332
Total nonperforming assets (NPAs)	$59,000	$40,803	$39,892	$52,385	$47,814
Past due loans:
Residential mortgages	$356	$153	$251	$—	$533
Commercial and commercial mortgages (3)	—	—	17,529	—	—
Consumer	105	285	252	—	—
Total past due loans	$461	$438	$18,032	$—	$533
Ratio of nonaccruing loans to total loans (2)	0.76%	0.51%	0.56%	0.75%	1.05%
Ratio of allowance for loan losses to gross loans (2)	0.84	0.89	0.98	1.23	1.40
Ratio of NPA to total assets	0.84	0.60	0.71	1.08	1.06
Ratio of NPA (excluding accruing TDR) to total assets	0.56	0.39	0.47	0.61	0.79
Ratio of loan loss allowance to nonaccruing loans	111.43	173.77	175.27	163.93	133.26

(1)	Accruing loans only. Nonaccruing TDRs are included in their respective categories of nonaccruing loans.

(2)	Total loans exclude loans held for sale.

(3)	Includes owner-occupied commercial

Nonperforming assets increased $18.2 million between December 31, 2016 and December 31, 2017, which was primarily due to two large commercial relationships in the commercial and industrial portfolio totaling $18.0 million. As a result of the increase in nonperforming assets, the ratio of nonperforming assets to total assets increased from 0.60% at December 31, 2016 to 0.84% at December 31, 2017.
Accruing TDRs at December 31, 2017 increased by approximately $5.7 million compared to December 31, 2016, due primarily to a $4.2 million commercial relationship that was placed on TDR status during 2017.
The balance of loans accruing but 90 days or greater past due, at December 31, 2017 increased by less than $0.1 million compared to December 31, 2016.

The following table provides an analysis of the change in the balance of nonperforming assets during the last three years:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Beginning balance	$40,803	$39,892	$52,385
Additions	57,942	42,101	12,897
Collections	(19,884)	(28,191)	(14,167)
Transfers to accrual	(3,478)	(681)	(95)
Charge-offs/write-downs	(16,383)	(12,318)	(11,128)
Ending balance	$59,000	$40,803	$39,892
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
At December 31, 2017, we had an immaterial amount of loans classified as non-accrual, 90 days past due or restructured where known information regarding possible credit problems caused us to have serious concerns about the borrower’s ability to comply with present loan repayment terms thereby resulting in a change of classification to non-accrual, 90 days past due or restructured.
As of December 31, 2017, we had $69.6 million of loans which, although performing at that date, required increased supervision and review. They may, depending on the economic environment and other factors, become nonperforming assets in future periods. The amount of such loans at December 31, 2016 was $87.5 million. The majority of these loans are secured by commercial real estate, with others being secured by residential real estate, inventory and receivables.
Allowance for Loan Losses
We maintain an allowance for loan losses which represents our best estimate of probable losses within our loan portfolio. As losses are realized, they are charged to this allowance. We established our allowance in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB 102), Accounting Standards Codification (ASC) 450, Contingencies (ASC 450) and ASC 310, Receivables (ASC 310). The allowance includes two primary components: (i) an allowance established on loans collectively evaluated for impairment (general allowance), and (ii) an allowance established on loans individually evaluated for impairment (specific allowance). In addition, we also maintained an allowance for acquired loans.
The general allowance is calculated on a pooled loan basis using both quantitative and qualitative factors in accordance with ASC 450. The specific allowance is calculated on an individual loan basis when collectability of all contractually due principal and interest ins no longer believed to be probable. This calculation is in accordance with ASC 310-10. Lastly, the allowance related to acquired loans is calculated when: (i) there was deterioration in credit quality subsequent to acquisition for loans accounted for under ASC 310-30, and, (ii) the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition for loans accounted for under ASC 310-20.
We consider the determination of the allowance to be critical because it requires significant judgment reflecting our best estimate of impairment related to specifically evaluated impaired loans as well as the inherent risk of loss for those in the remaining loan portfolio. Our evaluation is based on a continuing review of our loan portfolios. For additional information regarding the allowance, with consideration given to evaluations resulting from examinations performed by regulatory authorities, see Note 7 to the Consolidated Financial Statements.
The allowance was $40.6 million at December 31, 2017, an increase of $0.8 million from $39.8 million at December 31, 2016 and $3.51 million from $37.1 million at December 31, 2015. The allowance to total gross loans ratio was 0.84% at December 31, 2017, compared to 0.89% at December 31, 2016 and 0.98% at December 31, 2015. Excluding acquired loans, the allowance to total gross loans was 0.97% and 1.08% at December 31, 2017 and 2016, respectively.

The table below shows key credit quality metrics related to our loan portfolio:

(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Total problem loans(1) as % of Tier 1 capital	21.34%	27.71%	24.06%
Non-performing loans	$36,436	$22,876	$21,165
Delinquent loans	25,279	22,176	43,685
Delinquent loans as % of total gross loans	0.53%	0.50%	1.16%
Net charge-offs	10,116	10,324	10,127
Net charge-offs as % of total gross loans	0.22%	0.25%	0.29%
(1) Problem loans includes criticized, classified and non-performing loans.
The table below represents a summary of changes in the allowance during the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Beginning balance	39,751	37,089	39,426	41,244	43,922
Provision for loan losses	10,964	12,986	7,790	3,580	7,172
Charge-offs:
Commercial Mortgage	4,612	422	1,135	425	1,915
Construction	574	57	146	88	1,749
Commercial	5,008	5,052	6,303	3,587	2,636
Owner-occupied Commercial	296	1,556	738	1,085	1,225
Residential real estate	168	88	548	811	1,226
Consumer	2,394	5,456	2,555	1,982	3,905
Overdrafts	790	696	670	873	1,008
Total charge-offs	13,842	13,327	12,095	8,851	13,664
Recoveries:
Commercial Mortgage	255	322	222	202	685
Construction	306	484	185	242	989
Commercial	1,355	594	301	1,611	1,003
Owner-occupied Commercial	127	117	77	249	128
Residential real estate	178	254	226	168	122
Consumer	1,227	973	680	528	483
Overdrafts	278	259	277	453	404
Total recoveries	3,726	3,003	1,968	3,453	3,814
Net charge-offs	10,116	10,324	10,127	5,398	9,850
Ending balance	40,599	39,751	37,089	39,426	41,244
Net charge-offs to average gross loans outstanding, net of unearned income	0.22%	0.25%	0.29%	0.18%	0.33%

The allowance is allocated by major portfolio type. As these portfolios have seasoned, they have become a source of historical data in projecting delinquencies and loss exposure. However, such allocations are not a guarantee of when future losses may occur and/or the actual amount of losses. While we have allocated the allowance by portfolio type in the following table, the entire reserve is available for any loan category to utilize. The allocation of the allowance by portfolio type at the end of each of the last five years and the percentage of outstanding loans in each category to total gross loans outstanding at such dates is shown in the table below:

	At December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial mortgage	$5,891	0.12%	$8,915	0.20%	$6,487	0.17%	$7,266	0.23%	$6,932	0.24%
Construction	2,861	0.06	2,838	0.06	3,521	0.09	2,596	0.08	3,326	0.11
Commercial	16,732	0.35	13,339	0.30	11,156	0.29	12,837	0.40	12,751	0.43
Owner-occupied commercial	5,422	0.11	6,588	0.15	6,670	0.18	6,643	0.20	7,638	0.26
Residential real estate	1,798	0.04	2,059	0.05	2,281	0.06	2,523	0.08	3,078	0.10
Consumer	7,895	0.16	6,012	0.13	5,964	0.16	6,041	0.19	6,494	0.22
Complexity Risk (1)	—	—	—	—	1,010	0.03	1,520	0.05	1,025	0.04
Total	$40,599	0.84%	$39,751	0.89%	$37,089	0.98%	$39,426	1.23%	$41,244	1.40%

(1)	In 2016, the Company removed its Complexity Risk factor from its allowance for loan loss calculation.
CAPITAL RESOURCES
Under guidelines issued by banking regulators to reflect the requirements of the Dodd-Frank Act and the Basel III international capital standards, beginning January 1, 2015, savings associations such as WSFS Bank must maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, a minimum ratio of total capital to risk-weighted assets of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.
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
At December 31, 2017, WSFS Bank was in compliance with regulatory capital requirements and all of its regulatory ratios exceeded “well-capitalized” regulatory benchmarks. WSFS Bank’s December 31, 2017 common equity Tier 1 capital ratio of 11.36%, Tier 1 capital ratio of 11.36%, total risk based capital ratio of 12.08% and Tier 1 leverage capital ratio of 9.73%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $37.3 million in cash to support potential dividends, acquisitions and strategic growth plans.
The revised capital rules also established a capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. This capital conservation buffer began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The revised capital rules also increased the risk-based measures for a savings association to be considered “well capitalized” under the Prompt Corrective Action framework.
Since 1996, the Board of Directors has approved several stock repurchase programs to acquire Common Stock outstanding. We repurchased 255,000 and 449,371 shares of Common Stock in 2017 and 2016 respectively. We held 24.9 million shares and 24.6 million shares of our Common Stock as treasury shares at December 31, 2017 and 2016, respectively. At December 31, 2017, we had 699,194 shares of Common Stock remaining under our current share repurchase authorization.
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
CONTRACTUAL OBLIGATIONS
At December 31, 2017, we had contractual obligations relating to operating leases, long-term debt, data processing and credit obligations. These obligations are summarized below. See Notes 8, 11 and 16 to the Consolidated Financial Statements for further information.

(Dollars in thousands)	Total	2018	2019-2020	2021-2022	2023 and Beyond
Commitments to extend credit (1)	$1,305,003	$1,305,003	$—	$—	$—
FHLB advances	710,001	681,536	28,465	—	—
Principal payments on long term debt (2)	100,000	—	—	—	100,000
Interest payments on long term debt (3)	38,250	4,500	9,000	9,000	15,750
Operating lease obligations	211,455	10,636	20,864	20,167	159,788
Data processing obligations	15,535	5,778	8,718	1,039	—
Total	$2,380,244	$2,007,453	$67,047	$30,206	$275,538

(1)	Includes loan commitments and commercial standby letters of credit. Does not reflect commitments to sell residential mortgages.

(2)	The 2016 senior notes are redeemable on June 15, 2021 or on any interest payment date thereafter.

(3)	To calculate payments due for interest, we assumed that interest rates were unchanged from December 31, 2017 through maturity.
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
CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with GAAP. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for loan losses, business combinations, deferred taxes, fair value measurements and goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
The following are critical accounting policies that involve more significant judgments and estimates. The Company has reviewed these critical accounting policies and estimates with the Audit Committee.
Allowance for Loan Losses
We maintain an allowance which represents our best estimate of probable losses within our loan portfolio. As losses are realized, they are charged to this allowance. We established our allowance in accordance with guidance provided in SAB 102, ASC 450, and ASC 310. The allowance includes two primary components: (i) an allowance established on loans collectively evaluated for impairment (general allowance), and (ii) an allowance established on loans individually evaluated for impairment (specific allowance). In addition, we also maintained an allowance for acquired loans.

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
We consider the determination of the allowance to be critical because it requires significant judgment reflecting our best estimate of impairment related to specifically evaluated impaired loans as well as the inherent risk of loss for those in the remaining loan portfolio. Our evaluation is based upon a continuing review of our loan portfolio, with consideration given to evaluations resulting from examinations performed by regulatory authorities. See Note 7 to the Consolidated Financial Statements, for further discussion of the allowance.
Business Combinations
We account for business combinations using the acquisition method of accounting and record the identifiable assets acquired, liabilities assumed, consideration paid, and any non-controlling interests of the acquired business at fair value at the acquisition date. The excess of consideration paid over the fair value of the net assets acquired is recorded as goodwill. The fair values are preliminary estimates subject to adjustments during the measurement period, which does not exceed one year after acquisition. The application of business combination principles, including the determination of the fair value of net assets acquired, requires the use of significant estimates and assumptions. See discussion of Goodwill and Intangible Assets elsewhere in this section for further information. See Note 2 to the Consolidated Financial Statements for further information.
Deferred Taxes
We account for income taxes in accordance with ASC 740, Income Taxes (ASC 740), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We consider our accounting policies on deferred taxes to be critical because we regularly assess the need for valuation allowances on deferred income tax assets that may result from, among other things, limitations imposed by Internal Revenue Code and uncertainties, including the timing of settlement and realization of these differences. A valuation allowance was not required as of December 31, 2017. See Note 14 to the Consolidated Financial Statements for further information.
Fair Value Measurements
ASC 820-10 Fair Value Measurements and Disclosures (ASC 820) defines fair value and establishes a framework for measuring fair value under GAAP. We consider our accounting policies related to fair value measurements to be critical because they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. See Note 17 to the Consolidated Financial Statements.
Goodwill and Intangible Assets
We account for intangible assets in accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles-Goodwill and Other (ASC 350). Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. We consider our accounting policies on goodwill and other intangible assets to be critical because they require the Company to make significant judgments, particularly with respect to estimating the fair value of each reporting unit and when required, estimating the fair value of net assets. The estimates utilize historical data, cash flows, and market and industry data specific to each reporting unit as well as projected data. Industry and market data are used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.
Goodwill is not amortized and is subject to periodic impairment testing. We review goodwill for impairment annually and more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. See Note 9 to the Consolidated Financial Statement for further information regarding our annual goodwill review.
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
Recent Accounting Pronouncements
For information on Recent Accounting Pronouncements see Note 1 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest-rate sensitivity and adjust the sensitivity within our acceptable tolerance ranges. At December 31, 2017 interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by approximately $56.4 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within one-year increased from 91.03% at December 31, 2016 to 98.24% at December 31, 2017. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to (0.81%) at December 31, 2017 from (4.41%) at December 31, 2016. The change in sensitivity since December 31, 2016 was the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2017 and December 31, 2016.

Change in Interest Rate (Basis Points)	December 31, 2017		December 31, 2016
	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
300	7%	16.16%	3%	14.04%
200	4%	16.16%	2%	14.09%
100	2%	15.96%	< 1%	14.00%
—	— %	15.63%	— %	13.80%
(100)	(4)%	14.69%	(1)%	13.08%
-200 (3)	NMF	NMF	NMF	NMF
-300 (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest income in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The economic value of equity ratio in a stable interest rate environment and the economic value of equity projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 200 and 300 basis points is deemed not meaningful (NMF) given the low absolute level of interest rates at that time.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
WSFS Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of WSFS Financial Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 1994.

Philadelphia, Pennsylvania
March 1, 2018

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015
Interest Income:
Interest and fees on loans	$229,147	$194,345	$162,519
Interest on mortgage-backed securities	19,308	15,754	14,173
Interest and dividends on investment securities
Taxable	137	321	241
Tax-exempt	4,511	4,551	3,431
Other interest income	1,623	1,607	2,212
	254,726	216,578	182,576
Interest Expense:
Interest on deposits	14,904	9,421	7,165
Interest on Federal Home Loan Bank advances	8,263	4,707	3,008
Interest on federal funds purchased and securities sold under agreements to repurchase	972	606	360
Interest on trust preferred borrowings	1,940	1,622	1,362
Interest on senior debt	7,228	6,356	3,766
Interest on other borrowings	148	121	115
	33,455	22,833	15,776
Net interest income	221,271	193,745	166,800
Provision for loan losses	10,964	12,986	7,790
Net interest income after provision for loan losses	210,307	180,759	159,010
Noninterest Income:
Credit/debit card and ATM income	36,116	29,899	25,702
Deposit service charges	18,318	17,734	16,684
Wealth management income	35,103	25,691	21,884
Mortgage banking activities, net	6,293	7,434	5,896
Security gains, net	1,984	2,369	1,478
Loan fee income	2,218	2,066	1,834
Bank owned life insurance income	1,545	919	776
Other income	23,067	18,949	16,002
	124,644	105,061	90,256
Noninterest Expense:
Salaries, benefits and other compensation	114,376	95,983	83,908
Occupancy expense	19,409	16,646	15,121
Equipment expense	12,564	10,368	8,448
Data processing and operations expenses	6,779	6,275	5,949
Professional fees	8,597	9,142	7,737
FDIC expenses	2,216	2,606	2,853
Loan workout and OREO expenses	1,820	1,681	1,108
Marketing expense	3,083	3,020	3,002
Corporate development expense	878	8,529	7,620
Early extinguishment of debt costs	695	—	651
Provision for legal settlement	12,000	—	—
Fraud loss	2,844	—	—
Other operating expense	41,200	34,416	29,063
	226,461	188,666	165,460
Income before taxes	108,490	97,154	83,806
Income tax provision	58,246	33,074	30,273
Net income	$50,244	$64,080	$53,533
Basic	$1.60	$2.12	$1.88
Diluted	$1.56	$2.06	$1.85
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Net Income	$50,244	$64,080	$53,533
Other comprehensive income:
Net change in unrealized gains (losses) on investment securities available for sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1,813, ($2,968), and ($868), respectively	3,073	(4,838)	(1,417)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $704, $900, and $562, respectively	(1,280)	(1,469)	(916)
	1,793	(6,307)	(2,333)
Net change in securities held to maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $241, $248, and $234, respectively	(394)	(403)	(412)
	(394)	(403)	(412)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of ($56), $103, and ($37), respectively	(90)	169	(59)
	(90)	169	(59)
Net change in cash flow hedge
Net unrealized (loss) arising during the period, net of tax (benefit) of ($113), ($1,086), and $0, respectively	(184)	(1,772)	—
	(184)	(1,772)	—
Total other comprehensive (loss) income	1,125	(8,313)	(2,804)
Total comprehensive income	$51,369	$55,767	$50,729

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2017	2016
(Dollars in thousands, except per share and share data)
Assets:
Cash and due from banks	$122,141	$119,929
Cash in non-owned ATMs	598,117	698,454
Interest-bearing deposits in other banks	3,608	3,540
Total cash and cash equivalents	723,866	821,923
Investment securities, available for sale (book value $848,434 and $807,761 at December 31, 2017 and 2016, respectively)	838,122	794,543
Investment securities, held to maturity, at cost (fair value $162,853 and $163,232 at December 31, 2017 and 2016, respectively)	161,186	164,346
Loans held for sale at fair value	31,055	54,782
Loans, net of allowance for loan losses of $40,599 and $39,751 at December 31, 2017 and 2016, respectively	4,776,318	4,444,375
Bank-owned life insurance	102,958	101,425
Stock in Federal Home Loan Bank of Pittsburgh, at cost	31,284	38,248
Other real estate owned	2,503	3,591
Accrued interest receivable	19,405	17,027
Premises and equipment	47,983	48,871
Goodwill	166,007	167,539
Intangible assets	22,437	23,708
Other assets	76,416	84,892
Total assets	$6,999,540	$6,765,270
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$1,420,760	$1,266,306
Interest-bearing demand	1,071,512	935,333
Money market	1,347,146	1,257,520
Savings	549,744	547,293
Time	330,137	332,624
Jumbo certificates of deposit — customer	298,934	260,560
Total customer deposits	5,018,233	4,599,636
Brokered deposits	229,371	138,802
Total deposits	5,247,604	4,738,438
Federal funds purchased and securities sold under agreements to repurchase	28,000	130,000
Federal Home Loan Bank advances	710,001	854,236
Trust preferred borrowings	67,011	67,011
Senior debt	98,171	152,050
Other borrowed funds	34,623	64,150
Accrued interest payable	1,037	1,151
Other liabilities	88,748	70,898
Total liabilities	6,275,195	6,077,934
Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; 56,279,527 and 55,995,219 issued at December 31, 2017 and 2016, respectively	563	580
Capital in excess of par value	336,271	329,457
Accumulated other comprehensive loss	(8,152)	(7,617)
Retained earnings	669,557	627,078
Treasury stock at cost, 24,861,145 and 24,605,145 shares at December 31, 2017 and 2016, respectively	(273,894)	(262,162)
Total stockholders’ equity	724,345	687,336
Total liabilities and stockholders’ equity	$6,999,540	$6,765,270
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2014	55,697,124	$557	$201,130	$3,500	$523,099	$(239,235)	$489,051
Net income	—	—	—	—	53,533	—	53,533
Other comprehensive loss	—	—	—	(2,804)	—	—	(2,804)
Cash dividend, $0.21 per share	—	—	—	—	(6,002)	—	(6,002)
Issuance of common stock including proceeds from exercise of common stock options	248,121	3	4,047	—	—	—	4,050
Stock-based compensation expense	—	—	2,957	—	—	—	2,957
Acquisition of Alliance	—	—	48,301	—	—	23,044	71,345
Repurchases of common stock, 1,152,233 shares	—	—	—	—	—	(31,659)	(31,659)
Balance, December 31, 2015	55,945,245	$560	$256,435	$696	$570,630	$(247,850)	$580,471
Net income	—	—	—	—	64,080	—	64,080
Other comprehensive loss	—	—	—	(8,313)	—	—	(8,313)
Cash dividend, $0.25 per share	—	—	—	—	(7,632)	—	(7,632)
Issuance of common stock including proceeds from exercise of common stock options	265,853	2	1,898	—	—	—	1,900
Stock-based compensation expense	—	—	2,790	—	—	—	2,790
Acquisition of Penn Liberty	1,806,748	18	68,334	—	—	—	68,352
Repurchase of common stock, 449,371 shares	—	—	—	—	—	(14,312)	(14,312)
Treasury share adjustment (1)	(2,022,627)		—	—	—	—	—
Balance, December 31, 2016	55,995,219	$580	$329,457	$(7,617)	$627,078	$(262,162)	$687,336
Net income	—	—	—	—	50,244	—	50,244
Other comprehensive income	—	—	—	1,125	—	—	1,125
Cash dividend, $0.30 per share	—	—	—	—	(9,425)	—	(9,425)
Reclassification due to the adoption of ASU No. 2018-02	—	—	—	(1,660)	1,660	—	—
Issuance of common stock including proceeds from exercise of common stock options	284,308	3	3,418	—	—	—	3,421
Stock-based compensation expense	—	—	3,396	—	—	—	3,396
Repurchase of common stock, 255,000 shares	—	(20)	—	—	—	(11,732)	(11,752)
Balance, December 31, 2017	56,279,527	$563	$336,271	$(8,152)	$669,557	$(273,894)	$724,345

(1)
The 2016 Consolidated Statement of Changes in Stockholder's Equity reflects an adjustment between shares issued and treasury stock. This reclassification had no impact on shares outstanding, earnings per share or retained earnings.

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Operating activities:
Net income	$50,244	$64,080	$53,533
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,964	12,986	7,790
Depreciation of premises and equipment	8,557	7,477	6,333
Amortization of fees and discounts, net	19,082	19,626	18,490
Amortization of intangible assets	3,078	2,438	1,847
Increase in accrued interest receivable	(2,378)	(2,009)	(1,334)
(Increase) decrease in other assets	(2,517)	443	(1,643)
Origination of loans held for sale	(354,659)	(366,859)	(573,703)
Proceeds from sales of loans held for sale	369,986	346,895	563,588
Gain on mortgage banking activity, net	(6,293)	(7,434)	(5,896)
Gain on sale of securities, net	(1,984)	(2,369)	(1,478)
Debt extinguishment costs	695	—	—
Stock-based compensation expense	3,396	3,046	4,095
(Decrease) increase in accrued interest payable	(114)	350	(203)
Increase in other liabilities	7,353	3,709	6,502
Loss on sale of OREO and valuation adjustments, net	217	313	319
Provision for legal settlement	12,000	—	—
Increase in value of bank-owned life insurance	(1,130)	(2,551)	(776)
Deferred income tax expense	17,899	5,370	2,231
Increase in capitalized interest, net	(4,228)	(5,331)	(5,518)
Net cash provided by operating activities	130,168	80,180	74,177
Investing activities:
Maturities and calls of investment securities	1,230	2,890	5,551
Sales of investment securities available for sale	457,046	201,580	192,933
BOLI - cash return of capital	371	—	—
Purchases of investment securities available for sale	(696,581)	(371,590)	(277,963)
Repayments of investment securities available for sale	197,765	85,200	100,485
Purchases of investment securities held to maturity	—	(3,329)	(48,184)
Net cash for business combinations	—	39,794	40,863
Net increase in loans	(343,858)	(217,572)	(275,162)
Purchases of VISA Class B stock	(10,072)	(387)	(3,589)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(160,089)	(88,176)	(66,955)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	167,053	80,447	59,714
Sales of OREO, net	6,077	4,423	4,828
Investment in premises and equipment, net	(7,728)	(9,873)	(8,362)
Net cash used for investing activities	(388,786)	(276,593)	(275,841)
(continued on following page)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Financing Activities:
Net increase in demand and savings deposits	$353,521	$272,544	$159,587
Decrease in time deposits	35,887	(51,416)	(103,710)
(Decrease) increase in brokered deposits	90,482	(17,928)	(30,228)
(Decrease) increase in loan payable	(338)	(370)	61
Repayment of securities sold under agreement to repurchase	—	—	(25,000)
Receipts from federal funds purchased and securities sold under agreement to repurchase	23,008,000	27,702,620	31,887,100
Repayments of federal funds purchased and securities sold under agreement to repurchase	(23,110,000)	(27,700,820)	(31,862,125)
Receipts from FHLB advances	143,852,751	121,977,563	63,310,841
Repayments of FHLB advances	(143,996,986)	(121,792,841)	(63,047,221)
Repayment of long-term debt	—	(10,000)	—
Dividends paid	(9,425)	(7,632)	(6,002)
Issuance of common stock and exercise of common stock options	3,421	1,900	3,160
Repayment of senior debt	(55,000)	—	—
Issuance of senior debt	—	97,849	—
Buy back of common stock	(11,752)	(14,312)	(31,659)
Net cash provided by (used for) financing activities	160,561	457,157	254,804
Increase in cash and cash equivalents	(98,057)	260,744	53,140
Cash and cash equivalents at beginning of year	821,923	561,179	508,039
Cash and cash equivalents at end of year	$723,866	$821,923	$561,179
Supplemental Disclosure of Cash Flow Information:
Cash paid in interest during the year	$33,569	$22,483	$15,978
Cash paid for income taxes, net	31,441	24,825	23,404
Loans transferred to OREO	5,206	2,251	3,725
Loans transferred to portfolio from held-for-sale at fair value	13,142	12,919	(1,499)
Fair value of assets acquired, net of cash received	—	534,375	340,238
Fair value of liabilities assumed	—	589,632	346,181
Reissuance of treasury stock for acquisitions, net	—	—	71,345
Non-cash goodwill adjustments, net	(1,532)	2,112	136

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
WSFS Financial Corporation (the Company or as a consolidated institution, WSFS, we, our or us) is a savings and loan holding company organized under the laws of the State of Delaware. Substantially all of our asset are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), is a federal savings bank organized under the laws of the U.S. Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Our core banking business is commercial lending funded primarily with customer deposits and borrowings. In addition, we offer a variety of wealth management and trust services to personal and corporate customers. The Federal Deposit Insurance Corporation (FDIC) insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 76 offices located in Delaware (46), Pennsylvania (28), Virginia (1), and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.
In preparing the Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions in 2018 could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. The accounting for the allowance for loan losses and reserves for lending related commitments, business combinations, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, income taxes and other than temporary impairment (OTTI) is subject to significant estimates. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of the allowance and lending related commitments as well as increased post-retirement benefits expense.
Basis of Presentation
Our Consolidated Financial Statements include the accounts of the Company, WSFS Bank, Cypress Capital Management, LLC (Cypress), WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), and Christiana Trust Company of Delaware (Christiana Trust DE). We also have one unconsolidated subsidiary, WSFS Capital Trust III (the Trust). WSFS Bank has three wholly-owned subsidiaries, WSFS Wealth Investments, 1832 Holdings, Inc. and Monarch Entity Services LLC (Monarch).

Cypress was formed to provide asset management products and services. As a Wilmington-based investment advisory firm servicing high net worth individuals and institutions, Cypress has approximately $901.5 million in assets under management (AUM) at December 31, 2017, compared to approximately $738.5 million at December 31, 2016.

Powdermill was formed in 2016 as a result of our acquisition of Powdermill Financial Solutions, LLC to provide multi-family office services to an affluent clientele in the local community and throughout the U.S.

West Capital was formed in 2016 as a result of our acquisition of West Capital Management, Inc. to provide fee-only wealth management services tailored to the unique needs of institutions and high net worth individuals operating under a multi-family office philosophy. West Capital has approximately $861.2 million in AUM at December 31, 2017, compared to approximately $738.1 million at December 31, 2016.

Christiana Trust DE was formed in 2017 to supplement our existing Wealth Management business by offering Delaware Advantage trust services including directed trusts, asset protection trusts and dynasty trusts.

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

Certain reclassifications have been made to the prior year’s Consolidated Financial Statements to conform to the current year’s presentation. All significant intercompany transactions were eliminated in consolidation.
Common Stock Split
In March 2015, our Board of Directors adopted an amendment to the Company’s Certificate of Incorporation, to increase the number of shares of common stock, $0.01 par value per share (Common Stock) the Company is authorized to issue from 20,000,000 to 65,000,000. This amendment to the Company’s Certificate of Incorporation was approved by the Company’s stockholders at the 2015 Annual Meeting held on April 30, 2015.
In May 2015, the Company effected a three-for-one stock split in the form of a stock dividend to stockholders of record as of May 4, 2015. All share and per share information has been retroactively adjusted to reflect the stock split. We retroactively adjusted stockholders’ equity to reflect the stock split by reclassifying an amount equal to the par value, $0.01, of the additional shares arising from the split from capital in excess of par value to Common Stock, resulting in no net impact to stockholders’ equity on our Consolidated Statements of Financial Condition.
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
We follow ASC 320-10 “Investments - Debt and Equity Securities” that provides guidance related to accounting for recognition of other-than-temporary impairment for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. When we conclude an investment security is other than temporarily impaired, a loss for the difference between the investment security’s carrying value and its fair value may be recognized as a reduction to noninterest income in the Consolidated Statements of Income. For an investment in a debt security, if we intend to sell the investment security or it is more likely than not that we will be required to sell it before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell the investment security and conclude that it is not more likely than not we will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into “credit” and “other” components. The “other” component of the OTTI is included in other comprehensive income/loss, net of the tax effect, and the “credit” component of the OTTI is included as a reduction to noninterest income in the Consolidated Statements of Income. We are required to use our judgment to determine impairment in certain circumstances. The specific identification method is used to determine realized gains and losses on sales of investment and mortgage-backed securities. All sales are made without recourse.
For additional detail regarding debt and equity securities, see Note 4.
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

For additional detail regarding impaired loans, see Note 6. For additional detail regarding purchased credit-impaired loans, see Note 5.
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
Allowance for Loan Losses
We maintain an allowance for loan losses (allowance) which represents our best estimate of probable losses within our loan portfolio. As losses are realized, they are charged to the allowance. We established our allowance in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB 102), Accounting Standard Codification (ASC) 450, Contingencies (ASC 450) and ASC 310, Receivables (“ASC 310”). The allowance includes two primary components: (i) an allowance established on loans collectively evaluated for impairment (general allowance), and (ii) an allowance established on loans individually evaluated for impairment (specific allowance). In addition, we also maintain an allowance for acquired loans.
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

Fair Value Option
Mortgage loans held for sale are recorded at fair value on a loan level basis. The mortgage loans held for sale are based upon pricing information obtained from secondary markets and brokers and applied to loans with similar interest rates and maturities.
Derivative financial instruments related to mortgage banking activities are recorded at fair value and are not designated as accounting hedges. This includes commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate lock commitments. We also may enter into forward sale commitments to sell loans to investors at a fixed price at a future date and trade asset-backed securities to mitigate the effect of interest rate risk.
Other Real Estate Owned
Upon initial receipt, other real estate owned is recorded at the lower of the recorded investment in the loans or fair value less estimated disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value less estimated disposal costs. Costs relating to holding or disposing of the assets are charged to expense in the current period. We write-down the value of the assets when declines in fair value below the carrying value are identified. Loan workout and OREO expenses include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to fair value less estimated disposal costs. During 2017, we recorded $0.3 million in charges (including write-downs and net losses on sales of assets) related to other real estate owned (OREO) compared to $0.1 million and $0.3 million during 2016 and 2015, respectively. As of December 31, 2017, we had $2.9 million in residential real estate loans in process of foreclosure.
For additional detail regarding other real estate owned, see Note 6.
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
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
We enter into sales of securities under agreements to repurchase. Securities sold under agreements to repurchase are treated as financings, with the obligation to repurchase securities sold reflected as a liability in the Consolidated Statement of Financial Condition. The securities underlying the agreements are assets. Generally, federal funds are purchased for periods ranging up to 90 days.
For additional detail regarding the Federal funds purchased and securities sold under agreements to repurchase, see Note 11.

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
On December 22, 2017 the Tax Cuts and Jobs Act (Tax Reform Act), was enacted. See Note 14 - Taxes on Income for further information. As a result, the Company elected to reclassify the income tax effects of the Tax Reform Act from accumulated other comprehensive income to retained earnings for approximately $1.7 million in accordance with ASC 220 - Income Statement - Reporting Comprehensive Income and ASC 740 - Income Taxes. See Note 22 - Accumulated Other Comprehensive Income for further information.
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
On June 13, 2016, the Company issued $100.0 million of the 2016 senior notes. The 2016 senior notes mature on June 15, 2026 and have a fixed coupon rate of 4.50% from issuance until June 15, 2021 and a variable coupon rate of three month LIBOR plus 3.30% from June 15, 2021 until maturity. The 2016 senior notes may be redeemed beginning on June 15, 2021 at 100% of principal plus accrued and unpaid interest. The remaining net proceeds from the issuance of the 2016 senior notes are being used for general corporate purposes.
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
During the third and fourth quarters of 2016, respectively, we acquired the assets of Powdermill Financial Solutions LLC, a multi-family office serving an affluent clientele in the local community and throughout the U.S., and West Capital Management, Inc., an independent, fee-only wealth management firm providing fully customized solutions tailored to the unique needs of institutions and high-net-worth individuals which operates under a multi-family office philosophy. These acquisitions align with our strategic plan to expand our wealth management offerings and to diversify our fee-income generating businesses. The results of both entities' operations are included in our Consolidated Financial Statements since the date of the acquisition.
There were no acquisitions in 2017.

Immaterial Correction of Prior Period Balances
Consolidated Statements of Income: The Consolidated Statements of Income for the years ended December 31, 2016 and 2015 have been revised to correct an immaterial error in Noninterest income - Other income and Noninterest expense - Other operating expense related to revenue earned for cash servicing fees. As a result, the Consolidated Statements of Income have been revised to reflect these changes, as follows:

	December 31, 2016			December 31, 2015
(Dollars in thousands)	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Noninterest income - Other income	$16,243	$2,706	$18,949	$14,001	$2,001	$16,002
Noninterest expense - Other operating expense	31,710	2,706	34,416	27,062	2,001	29,063
Footnote 17 - Fair Value Disclosures: The table showing the book values and fair values of our financial instruments for the year ended December 31, 2016 has been revised to correct an immaterial classification error in the fair value hierarchy relating to our loan portfolio. Based on a review of our fair value pricing model for our loan portfolio, we determined that Loans, net should be classified as Level 3 for all periods presented. There was no change to the book or fair value of this portfolio as a result of this reclassification.
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
In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, Derivatives and Hedging (Topic 815). ASU 2016-06 clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. The standard is effective for public business entities in interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim period for which the entity’s financial statements have not been issued, but would be retroactively applied to the beginning of the year that includes the interim period. The standard requires a modified retrospective transition approach, with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. For instruments that are eligible for the fair value option, an entity has a one-time option to irrevocably elect to measure the debt instrument affected by the standard in its entirety at fair value with changes in fair value recognized in earnings. The Company adopted this accounting guidance during the quarter ended March 31, 2017 with no impact to our Consolidated Financial Statements
In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, Investments - Equity Method and Joint Ventures (Topic 323). ASU 2016-07 eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The standard is effective for all entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied prospectively to changes in ownership (or influence) after the adoption date. The Company adopted this accounting guidance during the quarter ended March 31, 2017 on a prospective basis with no impact to our Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 amends ASC 220 and ASC 740, Income Taxes to allow stranded tax effects created by the Tax Reform Act to be reclassified from accumulated other comprehensive income to retained earnings. ASU 2018-02 does not affect other stranded tax effects, sitting in accumulated other comprehensive income, that were not a result of the Tax Reform Act. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted this accounting guidance during the quarter ended December 31, 2017. The adoption of this accounting guidance did not have a material effect on the Company’s Consolidated Financial Statements.
Accounting Guidance Pending Adoption at December 31, 2017
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Gross versus Net), which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, 2016-12, Narrow-Scope Improvements and Practical Expedients, and 2017-14, Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, all of which provide additional clarification of certain provisions in Topic 606. These ASC updates are effective for public business entities in annual and interim reporting periods in fiscal years beginning after December 15, 2017. Early application is permitted for all entities, but not before annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or retrospectively with the cumulative effect transition method. The Company will adopt the standard on January 1, 2018 using the retrospective with the cumulative effect transition method. For revenue streams determined to be within the scope of the standard, we have completed our impact analysis, the results of which has shown an immaterial effect on our Consolidated Financial Statements. The Company has completed the process of updating our accounting policies, processes and related internal controls to incorporate the changes from the standard. Although the impact of this adoption is immaterial on our financial statements, we will provide additional detail to our revenue disclosures on a prospective basis, beginning in the first quarter of 2018.
In January 2016, the FASB issued ASU No. 2016-1, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument specific credit risk. In addition, this amendment requires ASU 2016-1 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities may apply this guidance on a prospective or retrospective basis. The Company will adopt the standard on a prospective basis and the prospective application of this guidance will not have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. Adoption using the modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company does not plan to early adopt this guidance and is currently in the process of identifying our complete lease population as defined by this guidance. The Company is also evaluating our internal systems, accounting policies, processes and related internal controls for potential impacts. To date, our preliminary review suggests that adoption will result in additional assets and liabilities on our Consolidated Statement of Financial Condition which may require modification of the Company's internal systems, accounting policies, processes and related internal controls to allow for the calculation of the lease liability and right-of-use asset as required by this guidance. The Company will adopt this guidance on January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not plan to early adopt this guidance and is evaluating the impact of this guidance on its Consolidated Financial Statements, internal systems, accounting policies, processes and related internal controls. The Company has developed a cross-functional team from Finance, Credit and IT to lead the implementation efforts. Our preliminary review of this guidance suggests that adoption may materially increase the allowance for loan losses and decrease capital levels; however, the extent of these impacts will depend on the asset quality of the portfolio and significant estimates and judgments made by management at the time of adoption. The Company will adopt this guidance on January 1, 2020.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the measurement of goodwill impairment by removing the hypothetical purchase price allocation. The new guidance requires an impairment of goodwill be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, up to the amount of goodwill recorded. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.

In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 provides clarification of the scope of ASC 610-20. Specifically, the new guidance clarifies that ASC 610-20 applies to nonfinancial assets which do not meet the definition of a business or not-for-profit activity. Further, the new guidance clarifies that a financial asset is within the scope of ASC 610-20 if it meets the definition of an in-substance nonfinancial asset which is defined as a financial asset promised to a counterparty in a contract where substantially all of the assets promised are nonfinancial. Finally, the new guidance clarifies that each distinct nonfinancial asset and in-substance nonfinancial asset should be derecognized when the counterparty obtains control of it. The guidance is effective in annual and interim reporting periods in fiscal years beginning after December 15, 2017. Early application is permitted for all entities, but not before annual reporting periods beginning after December 15, 2016. The Company will adopt this standard on a modified retrospective basis and the application of this guidance will not have an impact on its Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires that the service cost component of net periodic pension cost be disclosed with other compensation costs in the income statement. For all other cost components, an entity must either separately disclose the other cost components in separate line item(s) outside a subtotal of income from operations in the income statement or disclose the line item(s) used to present the other cost components in the income statement. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. The new guidance requires the amortization period for certain non-contingent callable debt securities held at a premium to end at the earliest call date of the debt security. If the call option is not exercised at the earliest call date, the guidance requires the debt security's effective yield to be reset based on the contractual payment terms of the debt security. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. Use of the modified retrospective method, with a cumulative-effect adjustment to retained earnings, is required. In the period of adoption, a change in accounting principle disclosure is required. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. The new guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the award’s fair value, vesting conditions and classification remain the same immediately before and after the change, modification accounting is not applied. Additionally, the guidance does not require valuation before or after the change if the change does not affect any of the inputs to the model used to value the award. The guidance is effective in annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The new guidance will be applied on a prospective basis to awards modified on or after the adoption date. The Company will adopt the standard on a prospective basis and the prospective application of this guidance will not have a material impact on its Consolidated Financial Statements.
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The new guidance changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Specifically, the guidance eliminates the requirement to separately measure and report hedge ineffectiveness and also aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the new guidance provides entities the ability to apply hedge accounting to additional hedging strategies. The guidance is effective in annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.

2. BUSINESS COMBINATIONS
Penn Liberty Financial Corporation
On August 12, 2016, we completed the acquisition of Penn Liberty Financial Corporation (Penn Liberty) conducted its primary business operations through its subsidiary Penn Liberty Bank, which was merged into WSFS Bank. At closing, Penn Liberty had 11 banking offices in Montgomery and Chester counties, Pennsylvania, which are suburbs of Philadelphia. WSFS acquired Penn Liberty to expand the scale and efficiency of its operations in southeastern Pennsylvania in addition to the opportunity to generate additional revenue by providing its full suite of banking, mortgage banking, wealth management and insurance services to the Penn Liberty markets.
The acquisition of Penn Liberty was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at their estimated fair values as of the acquisition date. The excess of consideration transferred over the fair value of net assets acquired is recorded as goodwill, which is not amortizable and is not deductible for tax purposes. The Company allocated the total balance of this goodwill to its WSFS Bank segment. The fair values of assets acquired and liabilities assumed are now considered final.

In connection with the acquisition of Penn Liberty, the consideration transferred and the final fair values of identifiable assets acquired and liabilities assumed, are summarized in the following table:

(Dollars in thousands)	Fair Value
Consideration Transferred:
Common shares issued (1,806,748), including replacement equity awards	$68,352
Cash paid to Penn Liberty stock and option holders	40,549
Value of consideration	108,901
Assets acquired:
Cash and due from banks	102,301
Investment securities	627
Loans	483,203
Premises and equipment	6,817
Deferred income taxes	6,542
Bank owned life insurance	8,666
Core deposit intangible	2,882
Other real estate owned	996
Other assets	12,085
Total assets	624,119
Liabilities assumed:
Deposits	568,706
Other borrowings	10,000
Other liabilities	3,738
Total liabilities	582,444
Net assets acquired:	41,675
Goodwill resulting from acquisition of Penn Liberty	$67,226

The following table details the changes to goodwill recorded subsequent to acquisition:

(Dollars in thousands)	Fair Value
Goodwill resulting from the acquisition of Penn Liberty as of December 31, 2016	$68,814
Effects of adjustments to:
Deferred income taxes	880
Loans	279
Other assets	(1,440)
Other liabilities	(1,307)
Adjusted goodwill resulting from the acquisition of Penn Liberty as of December 31, 2017	$67,226
The adjustments made to goodwill during 2017 reflect a change in the initially recorded fair values of replacement equity awards, deferred federal income taxes, other assets and other liabilities.
Powdermill Financial Solutions LLC
On August 1, 2016, we acquired the assets of Powdermill Financial Solutions, LLC, a multi-family office serving an affluent clientele in the local community and throughout the U.S. This acquisition aligns with our strategic plan to expand our wealth offerings and diversify our fee-income generating business. The excess of consideration paid over the preliminary fair value of the net assets acquired was recorded as goodwill, which is not amortizable but is deductible for tax purposes. We allocated the total balance of goodwill to the Wealth Management segment. The fair values of assets acquired and liabilities assumed are now considered final.

West Capital Management, Inc.
On October 14, 2016, we acquired the assets of West Capital Management, Inc., an independent, fee-only wealth management firm providing fully-customized solutions tailored to the unique needs of institutions and high net worth individuals which operates under a multi-family office philosophy. This acquisition aligns with our strategic plan to expand our wealth offerings and diversify our fee-income generating business. The excess of consideration paid over the preliminary fair value of the net assets acquired was recorded as goodwill, which is not amortizable but is deductible for tax purposes. We allocated the total balance of goodwill to the Wealth Management segment. The fair values of assets acquired and liabilities assumed are now considered final.

3. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

(Amounts in thousands, except per share data)	2017	2016	2015
Numerator:
Net income	$50,244	$64,080	$53,533
Denominator:
Denominator for basic earnings per share - weighted average shares	31,419	30,276	28,435
Effect of dilutive employee stock options and restricted stock	884	809	508
Denominator for diluted earnings per share - adjusted weighted average shares and assumed exercised	32,303	31,086	28,943
Earnings per share:
Basic	$1.60	$2.12	$1.88
Diluted (1)	$1.56	$2.06	$1.85
Outstanding common stock equivalents having no dilutive effect	2	18	83
(1) Diluted earnings per share considers the impact of potentially dilutive shares except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

4. INVESTMENT SECURITIES
The following tables detail the amortized cost and the estimated fair value of our available-for-sale and held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2017
CMO	$250,592	$88	$4,141	$246,539
FNMA MBS	479,218	941	6,172	473,987
FHLMC MBS	88,681	118	924	87,875
GNMA MBS	29,300	209	411	29,098
Other investments	643	—	20	623
	$848,434	$1,356	$11,668	$838,122
December 31, 2016
GSE	$35,061	$9	$60	$35,010
CMO	264,607	566	3,957	261,216
FNMA MBS	414,218	950	9,404	405,764
FHLMC MBS	64,709	135	1,330	63,514
GNMA MBS	28,540	303	427	28,416
Other investments	626	—	3	623
	$807,761	$1,963	$15,181	$794,543

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities :(1)
December 31, 2017
State and political subdivisions	$161,186	$1,758	$91	$162,853
December 31, 2016
State and political subdivisions	$164,346	$271	$1,385	$163,232

(1)
Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $1.6 million and $2.2 million at December 31, 2017 and December 31, 2016, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive (Loss) Income, net of tax.

The scheduled maturities of investment securities available for sale and held to maturity at December 31, 2017 and December 31, 2016 are presented in the table below:

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
2017 (1) (2)
Within one year	$—	$—
After one year but within five years	20,051	19,825
After five years but within ten years	179,812	175,583
After ten years	647,928	642,091
	$847,791	$837,499
2016 (1)
Within one year	$16,009	$16,017
After one year but within five years	19,052	18,992
After five years but within ten years	276,635	270,300
After ten years	495,439	488,611
	$807,135	$793,920

	Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value
2017 (1)
Within one year	$322	$320
After one year but within five years	5,895	5,894
After five years but within ten years	18,751	18,873
After ten years	136,218	137,766
	$161,186	$162,853
2016 (1)
Within one year	$—	$—
After one year but within five years	6,168	6,162
After five years but within ten years	8,882	8,870
After ten years	149,296	148,200
	$164,346	$163,232

(1)	Actual maturities could differ from contractual maturities.

(2)
Included in the investment portfolio, but not in the table above, is a mutual fund with an amortized cost and fair value as of December 31, 2017 of $0.6 million and $0.6 million, respectively, which has no stated maturity.

MBS have expected maturities that differ from their contractual maturities. These differences arise because borrowers have the right to call or prepay obligations with or without a prepayment penalty.
Investment securities with fair market values aggregating $688.2 million and $562.5 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of December 31, 2017 and 2016, respectively.
During 2017, we sold $457.0 million of investment securities categorized as available for sale, resulting in realized gains of $2.1 million and realized losses of less than $0.1 million. During 2016, we sold $201.8 million of investment securities categorized as available for sale, resulting in realized gains of $2.4 million and less than $0.1 million of realized losses. The cost basis of all investment securities sales is based on the specific identification method. During 2015, we sold $192.8 million of investment securities categorized as available for sale, resulting in realized gains of $1.5 million and less than $0.1 million of realized losses. the cost basis of all investment securities sales is based on the specific identification method.

As of December 31, 2017, and December 31, 2016, our investment securities portfolio had remaining unamortized premiums of $14.1 million and $18.0 million, respectively, and unaccreted discounts of $1.3 million and $0.4 million, respectively.

For those investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2017.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(Dollars in thousands) Available-for-sale securities:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
CMO	$146,726	$1,820	$77,149	$2,321	$223,875	$4,141
FHLMC MBS	204,921	1,479	126,342	4,693	331,263	6,172
FNMA MBS	42,514	269	21,405	655	63,919	924
GNMA MBS	4,615	56	14,782	355	19,397	411
Other investments	—	—	624	20	624	20
Total temporarily impaired investments	$398,776	$3,624	$240,302	$8,044	$639,078	$11,668
	Less than 12 months		12 months or longer		Total
(Dollars in thousands) Held-to-maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and political subdivisions	$23,404	$59	$5,625	$32	$29,029	$91
Total temporarily impaired investments	$23,404	$59	$5,625	$32	$29,029	$91
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
At December 31, 2017, we owned investment securities totaling $668.1 million for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $11.8 million at December 31, 2017. The temporary impairment is the result of changes in market interest rates subsequent to the purchase of the securities. Our investment portfolio is reviewed each quarter for indications of other than temporary impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, we do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.
All securities, with the exception of one having a fair value of $0.8 million at December 31, 2017, were AA- rated or better at the time of purchase and remained investment grade at December 31, 2017. All securities were evaluated for OTTI at December 31, 2017 and 2016. The result of this evaluation showed no OTTI as of December 31, 2017 or 2016. The weighted average duration of MBS was 5.2 years at December 31, 2017.

5. LOANS
The following table details our loan portfolio by category:

	December 31,
(Dollars in thousands)	2017	2016
Commercial and industrial	$1,464,554	$1,287,731
Owner-occupied commercial	1,079,247	1,078,162
Commercial mortgages	1,187,705	1,163,554
Construction	281,608	222,712
Residential(1)	253,301	289,611
Consumer	558,493	450,029
	4,824,908	4,491,799
Less:
Deferred fees, net	7,991	7,673
Allowance for loan losses	40,599	39,751
Net loans	$4,776,318	$4,444,375
(1) Includes reverse mortgages, at fair value of $19.8 million and $22.6 million at December 31, 2017 and 2016, respectively.
Nonaccruing loans totaled $36.4 million and $22.9 million at December 31, 2017 and 2016, respectively. If interest on all such loans had been recorded in accordance with contractual terms, net interest income would have increased by $1.8 million and $1.2 million in 2017 and 2016, respectively.
The total amounts of loans serviced for others were $102.5 million and $124.7 million at December 31, 2017 and 2016, respectively, which consisted of residential first mortgage loans and reverse mortgage loans. We received fees from the servicing of loans of $0.4 million and $0.3 million during 2017 and 2016, respectively.
We record mortgage-servicing rights on our mortgage loan-servicing portfolio. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans we acquire or originate. The value of these servicing rights was $0.4 million and $0.5 million at December 31, 2017 and 2016, respectively. Mortgage loans serviced for others are not included in loans in the accompanying Consolidated Statements of Financial Condition. Changes in the value of these servicing rights resulted in net losses of less than $0.1 million during 2017 and 2016. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage Banking Activities, Net in the Consolidated Statements of Income. We also record servicing rights on SBA loans. The value of these rights was $0.5 million and $0.2 million at December 31, 2017 and 2016, respectively.
Accrued interest receivable on loans outstanding was $15.4 million and $13.0 million at December 31, 2017 and 2016, respectively.

6. ACQUIRED CREDIT IMPAIRED LOANS
We account for acquired loans that have deteriorated in credit quality since their origination, and for which it is probable that all contractual cash flows will not be received, are accounted for in accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30). Under ASC 310-30, acquired loans are generally considered accruing and performing as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing as long as the estimated cash flows are expected to be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding. Credit deterioration evident at the acquisition date is included in the determination of the fair value of the loans at the acquisition date. Updates to expected cash flows for acquired impaired loans accounted for under ASC 310-30 since acquisition has resulted in a provision for loan losses of $0.4 million and $0.5 million in 2017 and 2016, respectively, due to changes in the amount and timing of expected cash flows subsequent to acquisition.

The following table shows the loans acquired from Penn Liberty, Alliance and FNBW that are accounted for in accordance with FASB ASC 310-30.

(Dollars in thousands)	Penn Liberty(1)	Alliance(1)	First National Bank of Wyoming (FNBW)(1)	Total
Contractually required principal and interest at acquisition (2)	$16,499	$27,469	$27,086	$71,054
Contractual cash flows not expected to be collected (nonaccretable difference)	3,125	2,377	7,956	13,458
Expected cash flows at acquisition	13,374	25,092	19,130	57,596
Interest component of expected cash flows (accretable yield)	670	2,334	1,790	4,794
Fair value of acquired loans accounted for under FASB ASC 310-30	$12,704	$22,758	$17,340	$52,802
(1) Penn Liberty was acquired on August 1, 2016. Alliance was acquired on October 9, 2015, FNBW was acquired on September 5, 2014.
(2) The difference between contractually required principal and interest at acquisition and the unpaid principal balance is contractual interest to be received.

The following is the outstanding principal balance and carrying amounts for all acquired credit impaired loans for which the company applies ASC 310-30 as of December 31, 2017 and 2016:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Outstanding principal balance	$27,034	$41,574
Carrying amount	21,295	33,104
Allowance for loan losses	358	510
The following table presents the changes in accretable yield on all acquired credit impaired loans for the years indicated:

(Dollars in thousands)	Accretable Yield
Balance at December 31, 2015	$4,764
Addition from Penn Liberty	1,473
Accretion	(2,731)
Reclassification from nonaccretable difference	2,352
Additions/adjustments	(701)
Disposals	(7)
Balance at December 31, 2016	$5,150
Accretion	(2,636)
Reclassification from nonaccretable difference	2,015
Additions/adjustments	(1,149)
Disposals	(345)
Balance at December 31, 2017	$3,035

7. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION
Allowance for Loan Losses
We maintain an allowance for loan losses which represents our best estimate of probable losses within our loan portfolio. As losses are realized, they are charged to this allowance. We established our allowance in accordance with guidance provided in SAB 102, Selected Loan Loss Allowance Methodology and Documentation Issues, ASC 450, Contingencies and ASC 310, Receivables. When we have reason to believe it is probable that we will not be able to collect all contractually due amounts of principal and interest, loans are evaluated for impairment on an individual basis and a specific allocation of the allowance is assigned in accordance with ASC 310-10. We also maintain an allowance for loan losses on acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based on a continuing review of these portfolios. The following are included in our allowance for loan losses:

•	Specific reserves for impaired loans

•	An allowance for each pool of homogeneous loans based on historical loss experience

•	Adjustments for qualitative and environmental factors allocated to pools of homogeneous loans
When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, if necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the years ended December 31, 2017 and 2016, net charge-offs totaled $10.1 million or 0.30% of average loans (annualized) and $10.3 million or 0.25% of average loans (annualized), respectively.

A significant portion of the net charge-offs in 2017 were the result of one relationship. A $5.6 million commercial mortgage borrower was unable to secure financing to redevelop the collateral underlying their loan, resulting in a sharply reduced collateral value and a corresponding $4 million charge-off.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled as follows: commercial, owner-occupied, commercial real estate and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. Probability of default is calculated based on the historical rate of migration to impaired status during the last 28 quarters. During the year ended December 31, 2017, we increased the look-back period to 28 quarters from 24 quarters used at December 31, 2016. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the core reserves calculated by the ALLL model are adequately considering the losses within a full credit cycle.
Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 28 quarter look-back period.
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

The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be approximately nine quarters as of December 31, 2017. Our residential mortgage and consumer LEP remained at four quarters as of December 31, 2017. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP annually for our commercial portfolio and review of the current four quarter LEP for the retail portfolio to determine the continued reasonableness of this assumption.
In prior periods, our allowance methodology included a component related to model estimation and complexity risk. During the second quarter of 2016, as a result of continued refinement of the model and normal review of the factors, we removed the model estimation and complexity risk component from our calculation of the allowance for loan losses.
Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.
The following tables provide an analysis of the allowance for loan losses and loan balances as of and for the years ended December 31, 2017, 2016 and 2015:

(Dollars in thousands)	Commercial	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Total
Year Ended December 31, 2017
Allowance for loan losses
Beginning balance	$13,339	$6,588	$8,915	$2,838	$2,059	$6,012	$39,751
Charge-offs	(5,008)	(296)	(4,612)	(574)	(168)	(3,184)	(13,842)
Recoveries	1,355	127	255	306	178	1,505	3,726
Provision (credit) for loan losses	6,972	(1,098)	1,160	222	(300)	3,572	10,528
Provision for acquired loans	74	101	173	69	29	(10)	436
Ending balance	$16,732	$5,422	$5,891	$2,861	$1,798	$7,895	$40,599
Period-end allowance allocated to:
Loans individually evaluated for impairment	$3,687	$—	$18	$—	$760	$193	$4,658
Loans collectively evaluated for impairment	12,871	5,410	5,779	2,828	1,002	7,693	35,583
Acquired loans evaluated for impairment	174	12	94	33	36	9	358
Ending balance	$16,732	$5,422	$5,891	$2,861	$1,798	$7,895	$40,599

Loans individually evaluated for impairment(2)	$19,196	$3,655	$6,076	$6,022	$13,778	$7,588	$56,315
Loans collectively evaluated for impairment	1,324,636	933,352	983,400	258,887	146,621	514,713	4,161,609
Acquired nonimpaired loans	116,566	136,437	188,505	15,759	72,304	35,945	565,516
Acquired impaired loans	4,156	5,803	9,724	940	784	247	21,654
Ending balance(3)	$1,464,554	$1,079,247	$1,187,705	$281,608	$233,487	$558,493	$4,805,094

(Dollars in thousands)	Commercial	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Year Ended December 31, 2016
Allowance for loan losses
Beginning balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089
Charge-offs	(5,052)	(1,556)	(422)	(57)	(88)	(6,152)	—	(13,327)
Recoveries	594	117	322	484	254	1,232	—	3,003
Provision (credit) for loan losses	6,260	1,163	2,466	(1,117)	(422)	4,989	(1,010)	12,329
Provision for acquired loans	381	194	62	7	34	(21)	—	657
Ending balance	$13,339	$6,588	$8,915	$2,838	$2,059	$6,012	$—	$39,751
Period-end allowance allocated to:
Loans individually evaluated for impairment	$322	$—	$1,247	$217	$911	$198	$—	$2,895
Loans collectively evaluated for impairment	12,834	6,573	7,482	2,535	1,125	5,797	—	36,346
Acquired loans evaluated for impairment	183	15	186	86	23	17	—	510
Ending balance	$13,339	$6,588	$8,915	$2,838	$2,059	$6,012	$—	$39,751
Period-end loan balances evaluated for:
Loans individually evaluated for impairment(2)	$2,266	$2,078	$9,898	$1,419	$13,547	$7,863	$—	$37,071
Loans collectively evaluated for impairment	1,120,193	899,590	921,333	189,468	157,738	386,146	—	3,674,468
Acquired nonimpaired loans	159,089	164,372	221,937	28,131	94,883	55,651	—	724,063
Acquired impaired loans	6,183	12,122	10,386	3,694	860	369	—	33,614
Ending balance(3)	$1,287,731	$1,078,162	$1,163,554	$222,712	$267,028	$450,029	$—	$4,469,216

(Dollars in thousands)	Commercial	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Year Ended December 31, 2015
Allowance for loan losses
Beginning balance	$12,837	$6,643	$7,266	$2,596	$2,523	$6,041	$1,520	$39,426
Charge-offs	(6,303)	(738)	(1,135)	(146)	(548)	(3,225)	—	(12,095)
Recoveries	301	77	222	185	226	957	—	1,968
Provision (credit) for loan losses	4,241	665	(67)	852	76	2,183	(510)	7,440
Provision for acquired loans	80	23	201	34	4	8	—	350
Ending balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089
Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,164	$—	$—	$211	$918	$199	$—	$2,492
Loans collectively evaluated for impairment	9,988	6,648	6,384	3,310	1,360	5,765	1,010	34,465
Acquired loans evaluated for impairment	4	22	103	—	3	—	—	132
Ending balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089
Period-end loan balances evaluated for:
Loans individually evaluated for impairment(2)	$5,680	$1,090	$3,411	$1,419	$15,548	$7,664	$—	$34,812
Loans collectively evaluated for impairment	930,346	820,911	869,359	213,801	166,252	335,323	—	3,335,992
Acquired nonimpaired loans	112,586	53,954	83,415	27,009	76,929	17,255	—	371,148
Acquired impaired loans	12,985	4,688	10,513	3,544	950	7	—	32,687
Ending balance(3)	$1,061,597	$880,643	$966,698	$245,773	$259,679	$360,249	$—	$3,774,639

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.

(2)
The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans which are considered to be impaired loans of $20.1 million at December 31, 2017, $14.3 million as of December 31, 2016, and $13.6 million at December 31, 2015.

(3)	Ending loan balances do not include deferred costs.

Nonaccrual and Past Due Loans
Nonaccruing loans are those loans on which the accrual of interest has ceased. We discontinue accrual of interest on originated loans after payments become more than 90 days past due or earlier if we do not expect the full collection of principal and interest in accordance with the terms of the loan agreement. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the accretion of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectability of principal and interest. Loans greater than 90 days past due and still accruing are defined as loans contractually past due 90 days or more as to principal or interest payments, but which are considered well-secured and in process of collection.
The following tables show our nonaccrual and past due loans at the dates indicated:

	December 31, 2017
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,050	$—	$—	$1,050	$1,440,291	$4,156	$19,057	$1,464,554
Owner-occupied commercial	2,069	233	—	2,302	1,067,488	5,803	3,654	1,079,247
Commercial mortgages	320	90	—	410	1,171,701	9,724	5,870	1,187,705
Construction	—	—	—	—	278,864	940	1,804	281,608
Residential	2,058	731	356	3,145	225,434	784	4,124	233,487
Consumer	1,117	463	105	1,685	554,634	247	1,927	558,493
Total (1) (2)	$6,614	$1,517	$461	$8,592	$4,738,412	$21,654	$36,436	$4,805,094
% of Total Loans	0.14%	0.03%	0.01%	0.18%	98.61%	0.45%	0.76%	100.00%

(1)	Balances in table above includes $565.5 million in acquired non-impaired loans.

(2)	Residential accruing current balances excludes reverse mortgages at fair value of $19.8 million.

	December 31, 2016
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,507	$278	$—	$1,785	$1,277,748	$6,183	$2,015	$1,287,731
Owner-occupied commercial	116	540	—	656	1,063,306	12,122	2,078	1,078,162
Commercial mortgages	167	—	—	167	1,143,180	10,386	9,821	1,163,554
Construction	132	—	—	132	218,886	3,694	—	222,712
Residential	3,176	638	153	3,967	257,234	860	4,967	267,028
Consumer	392	346	285	1,023	444,642	369	3,995	450,029
Total (1) (2)	$5,490	$1,802	$438	$7,730	$4,404,996	$33,614	$22,876	$4,469,216
% of Total Loans	0.12%	0.04%	0.01%	0.17%	98.57%	0.75%	0.51%	100.00%

(1)	Balances in table above includes $724.1 million in acquired non-impaired loans.

(2)	Residential accruing current balances excludes reverse mortgages at fair value of $22.6 million.
Impaired Loans
Loans for which it is probable we will not collect all principal and interest due according to contractual terms, which is assessed based on the credit characteristics of the loan and/or payment status, are measured for impairment in accordance with the provisions of SAB 102, Selected Loan Loss Allowance Methodology and Documentation Issues and ASC 310, Receivables. The amount of impairment is measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the fair value of collateral, if the loan is collateral dependent or (3) the loan’s observable market price. If the measure of the impaired loan is less than the recorded investment in the loan, a related allowance is allocated for the impairment.

The following tables provide an analysis of our impaired loans at December 31, 2017 and December 31, 2016:

	December 31, 2017
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loan with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Commercial	$20,842	$3,422	$17,420	$3,861	$23,815	$15,072
Owner-occupied commercial	5,374	3,654	1,720	12	5,717	5,827
Commercial mortgages	7,598	4,487	3,111	112	16,658	12,630
Construction	6,292	6,023	269	33	6,800	4,523
Residential	14,181	8,282	5,899	796	17,015	14,533
Consumer	7,819	6,304	1,515	203	8,977	8,158
Total (1)(2)	$62,106	$32,172	$29,934	$5,017	$78,982	$60,743

(1)	The above includes acquired impaired loans totaling $5.8 million in the ending loan balance and $6.8 million in the contractual principal balance.

(2)	Reflects loan balances at or written down to their remaining book balance.

	December 31, 2016
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loan with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Commercial	$4,250	$1,395	$2,855	$505	$5,572	$5,053
Owner-occupied commercial	4,650	2,078	2,572	15	5,129	3,339
Commercial mortgages	15,065	4,348	10,717	1,433	20,716	7,323
Construction	3,662	—	3,662	303	3,972	2,376
Residential	14,256	7,122	7,134	934	17,298	15,083
Consumer	8,021	6,561	1,460	215	11,978	7,910
Total (1)(2)	$49,904	$21,504	$28,400	$3,405	$64,665	$41,084

(1)	The above includes acquired impaired loans totaling $12.8 million in the ending loan balance and $15.0 million in the contractual principal balance.
(2) Reflects loan balances at or written down to their remaining book balance.

Interest income of $1.0 million and $1.2 million was recognized on impaired loans during 2017 and 2016 respectively.
At December 31, 2017, there were 28 acquired loans accounted for under FASB ASC 310-20, Nonrefundable Fees and Other Costs (ASC 310-20) classified as nonaccrual loans with a carrying value of $5.8 million.
As of December 31, 2017, there were 33 residential loans and 8 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $2.9 million and $6.0 million, respectively. As of December 31, 2016, there were 29 residential loans and 7 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $3.7 million and $3.6 million, respectively.
Reserves On Acquired Nonimpaired Loans
In accordance with ASC 310, Receivables, loans acquired by the Bank through its mergers with FNBW, Alliance and Penn Liberty are required to be reflected on the balance sheet at their fair values as opposed to their book values on the date of acquisition. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date, the bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

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
Commercial Credit Exposure

	December 31, 2017
(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial (1)
					Amount	%
Risk Rating:
Special mention	$22,789	$16,783	$—	$—	$39,572
Substandard:
Accrual	34,332	19,386	1,967	4,965	60,650
Nonaccrual	15,370	3,654	5,852	1,804	26,680
Doubtful/nonaccrual	3,687	—	18	—	3,705
Total Special Mention and Substandard	76,178	39,823	7,837	6,769	130,607	3%
Acquired impaired	4,156	5,803	9,724	940	20,623	1%
Pass	1,384,220	1,033,621	1,170,144	273,899	3,861,884	96%
Total	$1,464,554	$1,079,247	$1,187,705	$281,608	$4,013,114	100%

(1)	Table includes $457.3 million in acquired non-impaired loans at December 31, 2017.

	December 31, 2016
	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial (1)
(Dollars in thousands)					Amount	%
Risk Rating:
Special mention	$17,630	$11,419	$34,198	$—	$63,247
Substandard:
Accrual	45,067	19,871	239	2,193	67,370
Nonaccrual	1,693	2,078	8,574	—	12,345
Doubtful/nonaccrual	322	—	1,247	—	1,569
Total special mention and substandard	64,712	33,368	44,258	2,193	144,531	4%
Acquired impaired	6,183	12,122	10,386	3,694	32,385	1%
Pass	1,216,836	1,032,672	1,108,910	216,825	3,575,243	95%
Total	$1,287,731	$1,078,162	$1,163,554	$222,712	$3,752,159	100%

(1)	Table includes $573.5 million in acquired non-impaired loans at December 31, 2016.
Residential and Consumer Credit Exposure

					Total Residential and Consumer(1)
	Residential		Consumer		2017		2016
(Dollars in thousands)	2017	2016	2017	2016	Amount	Percent	Amount	Percent
Nonperforming (2)	$13,778	$13,547	$7,588	$7,863	$21,366	3%	$21,410	3%
Acquired impaired loans	784	860	247	369	1,031	—%	1,229	—%
Performing	218,925	252,621	550,658	441,797	769,583	97%	694,418	97%
Total	$233,487	$267,028	$558,493	$450,029	$791,980	100%	$717,057	100%

(1)	Total includes acquired non-impaired loans of $108.2 million at December 31, 2017 and $150.5 million at December 31, 2016.

(2)
Includes $15.3 million as of December 31, 2017 and $12.4 million as of December 31, 2016 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans modified terms and are accruing interest.

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
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Performing TDRs	$20,061	$14,336
Nonperforming TDRs	9,627	8,451
Total TDRs	$29,688	$22,787
Approximately $1.0 million and $1.3 million in related reserves have been established for these loans at December 31, 2017 and December 31, 2016, respectively.

The following tables present information regarding the types of loan modifications made and the balances of loans modified as TDRs during the years ended December 31, 2017 and 2016:

	December 31, 2017					December 31, 2016
	Contractual payment reduction	Maturity date extension	Discharged in bankruptcy	Other (1)	Total	Contractual payment reduction	Maturity date extension	Discharged in bankruptcy	Other (1)	Total
Commercial	1	4	—	—	5	—	2	—	1	3
Owner-occupied commercial	—	1	—	—	1	—	—	—	—	—
Commercial mortgages	—	1	—	—	1	—	2	—	—	2
Construction	—	5	—	1	6	—	—	—	—	—
Residential	2	1	5	1	9	—	—	1	7	8
Consumer	1	4	12	8	25	12	—	2	—	14
	4	16	17	10	47	12	4	3	8	27

(1)	Other includes interest rate reduction and maturity date extension, forbearance, and interest only payments.

	Year Ended December 31,
(Dollars in thousands)	2017		2016
	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$954	$954	$1,407	$1,407
Owner-occupied commercial	3,071	3,071	—	—
Commercial mortgages	183	183	1,111	1,111
Construction	6,054	6,054	—	—
Residential	1,652	1,652	2,754	2,754
Consumer	2,498	2,498	873	873
	$14,412	$14,412	$6,145	$6,145
We generally do not forgive principal balances when loans are modified as TDRs. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, typically six months, and repayment is reasonably assured.
The TDRs shown in the table above increased our allowance for loan losses by $0.1 million through allocation of a related reserve, and resulted in no incremental charge-offs during the year ended December 31, 2017. For the year ended December 31, 2016, the TDRs set forth in the table above increased our allowance for loan losses by less than $0.1 million through allocation of a related reserve, and resulted in charge-offs of $0.4 million.

8. PREMISES AND EQUIPMENT
The following table shows the components of premises and equipment, at cost, are summarized by major classifications:

	December 31,
(Dollars in thousands)	2017	2016
Land	$2,758	$2,916
Buildings	6,155	7,391
Leasehold improvements	48,573	44,493
Furniture and equipment	44,968	40,099
	102,454	94,899
Less: Accumulated depreciation	54,471	46,028
	$47,983	$48,871
Depreciation expense is computed on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. In general, computer equipment, furniture and equipment and building renovations are expensed over three, five and ten years, respectively. We recognized depreciation expense of $8.6 million, $7.6 million and $6.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We occupy certain premises including some with renewal options and operate certain equipment under noncancelable leases with terms ranging primarily from 1 year to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred in accordance with FASB ASC 840-20 Operating Leases. Rent expense was $13.0 million in 2017, $11.5 million in 2016 and $9.9 million in 2015. Future minimum cash payments under these leases at December 31, 2017 are as follows:

(Dollars in thousands)
2018	$10,636
2019	10,466
2020	10,398
2021	10,052
2022	10,115
Thereafter	159,788
Total future minimum lease payments	$211,455

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
Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and charged to results of operations in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. Goodwill totaled $166.0 million at December 31, 2017 and $167.5 million at December 31, 2016. The majority of this goodwill, or $145.8 million, is in the WSFS Bank segment and is the result of a branch acquisition in 2008 and the purchases of Christiana Bank and Trust (CB&T) in 2010, Array (currently known as WSFS Mortgage) and Arrow in 2013, FNBW in 2014, Alliance Bank in 2015 and Penn Liberty in 2016. The Wealth Management segment also recorded goodwill as a result of the acquisitions of CB&T in 2010 as well as Powdermill and West Capital in 2016.
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
As of December 31, 2017, we assessed qualitative factors including macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance in 2017 and determined that it was not more likely than not that the fair value of any of our reporting units was less than their respective carrying amounts. Therefore we did not perform the two-step impairment test for any of our reporting units in 2017. No impairment losses related to our goodwill were recorded in 2017 or 2016, however there can be no assurances that impairments to our goodwill will not occur in the future periods.
As of December 31, 2017, we had three operating segments: WSFS Bank, Cash Connect®, and Wealth Management. Our operating segments may contain one or more reporting units depending on economic characteristics, products and customers. When we acquire a business, we assign it to a reporting unit and allocate its goodwill to that reporting unit based on its relative fair value. Should we have a significant business reorganization, we may reallocate the goodwill. See Note 20 for additional information on management reporting and Note 2 for additional information on the goodwill that was recorded during 2017.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2015	$80,078	$—	$5,134	$85,212
Goodwill from business combinations	65,206	—	15,009	80,215
Remeasurement adjustments	2,112	—	—	2,112
December 31, 2016	147,396	—	20,143	167,539
Goodwill from business combinations	—	—	—	—
Remeasurement adjustments	(1,588)	—	56	(1,532)
December 31, 2017	$145,808	$—	$20,199	$166,007
ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes our intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
December 31, 2017
Core deposits	$10,658	$(4,263)	$6,395	10 years
Customer relationships	17,561	(4,214)	13,347	7-15 years
Non-compete agreements	221	(57)	164	5 years
Loan servicing rights	2,132	(1,191)	941	10-30 years
Favorable lease asset	1,932	(342)	1,590	10 months-18 years
Total other intangible assets	$32,504	$(10,067)	$22,437
December 31, 2016
Core deposits	$13,128	$(5,630)	$7,498	10 years
Customer relationships	17,561	(2,612)	14,949	7-15 years
Non-compete agreements	1,006	(728)	278	6 months- 5 years
Loan servicing rights	1,708	(1,067)	641	10-30 years
Favorable lease asset	458	(116)	342	10 months-15 years
Total other intangible assets	$33,861	$(10,153)	$23,708
We recognized amortization expense on other intangible assets of $3.0 million, and $2.4 million and $2.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.
The following presents the estimated amortization expense of intangibles:

(Dollars in thousands)	Amortization of Intangibles
2018	$2,986
2019	2,918
2020	2,722
2021	2,396
2022	2,334
Thereafter	9,081
Total	$22,437

There was no impairment of other intangible assets as of December 31, 2017 or 2016. Changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

10. DEPOSITS
The following is a summary of deposits by category, including a summary of the remaining time to maturity for time deposits:

	December 31,
(Dollars in thousands)	2017	2016
Money market and demand:
Noninterest-bearing demand	$1,420,760	$1,266,306
Interest-bearing demand	1,071,512	935,333
Money market	1,347,146	1,257,520
Total money market and demand	3,839,418	3,459,159
Savings	549,744	547,293
Customer certificates of deposit by maturity:
Less than one year	167,757	192,320
One year to two years	103,192	74,165
Two years to three years	46,827	32,687
Three years to four years	5,962	24,919
Over four years	6,399	8,533
Total customer time certificates	330,137	332,624
Jumbo certificates of deposit, by maturity:
Less than one year	166,348	174,981
One year to two years	94,905	43,037
Two years to three years	30,400	20,655
Three years to four years	3,512	17,005
Over four years	3,769	4,882
Total jumbo certificates of deposit	298,934	260,560
Total customer deposits	5,018,233	4,599,636
Brokered deposits less than one year	229,371	138,802
Total deposits	$5,247,604	$4,738,438
Interest expense on deposits by category follows:

(Dollars in thousands)
Year ended December 31,	2017	2016	2015
Interest-bearing demand	$2,211	$1,119	$666
Money market	4,690	3,343	2,466
Savings	1,017	655	289
Time deposits	4,806	3,303	3,057
Total customer interest expense	12,724	8,420	6,478
Brokered deposits	2,180	1,001	687
Total interest expense on deposits	$14,904	$9,421	$7,165

11. BORROWED FUNDS
The following is a summary of borrowed funds by type, at or for the twelve months ended:

(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
December 31, 2017
FHLB advances	$710,001	1.51%	$924,518	$716,962	1.15%
Federal funds purchased and securities sold under agreements to repurchase	28,000	1.54	135,000	87,438	1.11
Trust preferred borrowings	67,011	3.25	67,011	67,011	2.89
Senior debt	98,171	5.12	155,000	134,136	4.38
Other borrowed funds	34,623	0.09	97,984	43,514	0.09
December 31, 2016
FHLB advances	$854,236	0.78%	$886,767	$735,975	0.67%
Federal funds purchased and securities sold under agreements to repurchase	130,000	0.79	130,000	112,150	0.54
Trust preferred borrowings	67,011	2.66	67,011	67,011	2.42
Senior debt	155,000	5.12	155,000	110,191	3.82
Other borrowed funds	64,150	0.09	64,150	21,335	0.09
Federal Home Loan Bank Advances
Advances from the FHLB with rates ranging from 0.94% to 1.73% at December 31, 2017 are due as follows:

(Dollars in thousands)	Amount	Weighted Average Rate
2018	$681,536	1.51%
2019	3,000	1.51
2020	25,465	1.62
	$710,001	1.51%
Pursuant to collateral agreements with the FHLB, advances are secured by qualifying loan collateral, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.
As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB in an amount at least equal to 0.10% of our member asset value plus 4.00% of advances outstanding. We were in compliance with this requirement with a stock investment in FHLB of $31.3 million at December 31, 2017 and $38.2 million at December 31, 2016. This stock is carried on the accompanying Consolidated Statements of Financial Condition at cost, which approximates liquidation value.
The decrease in FHLB stock was due to the decrease in FHLB advances outstanding. We received dividends on our stock investment in FHLB of $1.6 million for the years ended December 31, 2017 and 2016, respectively. For additional information regarding FHLB Stock, see Note 17.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
During 2017 and 2016, we purchased federal funds as a short-term funding source. At December 31, 2017, we had purchased $28.0 million in federal funds at an average rate of 1.54%. At December 31, 2016, we had purchased $130.0 million in federal funds at an average rate of 0.79%.
We had no securities sold under agreements to repurchase at December 31, 2017 and December 31, 2016.

Trust Preferred Borrowings
In 2005, we issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are callable and have a maturity date of June 1, 2035.
Senior Debt
On September 1, 2017, we redeemed $55.0 million in aggregate principal amount of 6.25% senior notes due 2019 which were issued in 2012 (the 2012 senior notes). The 2012 senior debt were repaid using a portion of the proceeds from our 2016 issuance of senior unsecured fixed-to-floating rate notes (the 2016 senior notes) described below. We recorded noninterest expense of $0.7 million due to the write-off of unamortized debt issuance costs in connection with this redemption.
On June 13, 2016, the Company issued $100 million of the 2016 senior notes. The 2016 senior notes mature on June 15, 2026 and have a fixed coupon rate of 4.50% from issuance to but excluding June 15, 2021 and a variable coupon rate of three month LIBOR plus 3.30% from June 15, 2021 until maturity. The 2016 senior notes may be redeemed beginning on June 15, 2021 at 100% of principal plus accrued and unpaid interest. The proceeds will be used for general corporate purposes.
Other Borrowed Funds
Included in other borrowed funds are collateralized borrowings of $34.6 million and $64.1 million at December 31, 2017 and 2016, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities. The average rates on these borrowings were 0.09% at both December 31, 2017 and 2016.
Borrower in Custody
The Bank had $222.8 million and $275.1 million of loans pledged to the Federal Reserve of Philadelphia (FRB) at December 31, 2017 and December 31, 2016, respectively. The Bank did not borrow funds from the FRB during 2017 or 2016.

12. STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL
Savings associations such as the Bank are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements could result in certain actions by regulators that could have a material effect on the Company’s Consolidated Financial Statements. In July 2013, the Federal Reserve Board approved final rules (the “U.S. Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The U.S. Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions.
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
As of December 31, 2017 and 2016, the Bank was in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table presents the capital position of the Bank and the Company as of December 31, 2017 and 2016:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2017
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$695,739	12.08%	$460,639	8.00%	$575,799	10.00%
WSFS Financial Corporation	659,376	11.41	462,195	8.00	577,743	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	654,308	11.36	345,480	6.00	460,639	8.00
WSFS Financial Corporation	617,945	10.70	346,646	6.00	462,195	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	654,308	11.36	259,110	4.50	374,270	6.50
WSFS Financial Corporation	552,982	9.57	259,984	4.50	375,533	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	654,308	9.73	269,008	4.00	336,260	5.00
WSFS Financial Corporation	617,945	9.15	270,249	4.00	337,812	5.00
December 31, 2016
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$663,892	11.93%	$445,376	8.00%	$556,720	10.00%
WSFS Financial Corporation	624,440	11.20	446,001	8.00	557,501	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	623,167	11.19	334,032	6.00	445,376	8.00
WSFS Financial Corporation	583,715	10.47	334,501	6.00	446,001	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	623,167	11.19	250,524	4.50	361,868	6.50
WSFS Financial Corporation	518,856	9.31	250,875	4.50	362,376	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	623,167	9.66	257,957	4.00	322,446	5.00
WSFS Financial Corporation	583,715	9.02	258,767	4.00	323,459	5.00
The December 31, 2017 and 2016 capital ratios presented above were determined in accordance with the Basel III Capital Rules.
The Holding Company
As of December 31, 2017, our capital structure includes one class of stock, $0.01 par common stock outstanding with each share having equal voting rights.
In 2005, WSFS Capital Trust III, our unconsolidated subsidiary, issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The par value of these securities is $2.0 million and the aggregate principal is $67.0 million. The proceeds from the issue were invested in Junior Subordinated Debentures the Company issued. These securities are treated as borrowings with interest included in interest expense on the Consolidated Statements of Income. At December 31, 2017, the coupon rate of the WSFS Capital Trust III securities was 3.25%. The effective rate will vary due to fluctuations in interest rates.
When infused into the Bank, the Trust Preferred Securities issued in 2005 qualify as Tier 1 capital. The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be undercapitalized within the meaning of the Prompt Corrective Action regulations.
At December 31, 2017, $37.3 million in cash remains at the holding company to support the parent company’s needs.

Pursuant to federal laws and regulations, our ability to engage in transactions with affiliated corporations, including the loan of funds to, or guarantee of the indebtedness of, an affiliate, is limited.

During 2015, the Board of Directors approved an additional stock buyback program of up to 5% of total outstanding shares of Common Stock. During the year ended December 31, 2017, the Company repurchased 255,000 common shares at an average price of $46.04 per share. The Company has approximately 699,194 shares (approximately 2% of its 31.4 million shares outstanding), remaining to repurchase under its current authorization as of December 31, 2017.

13. ASSOCIATE (EMPLOYEE) BENEFIT PLANS
Associate 401(k) Savings Plan
Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and our Common Stock. Generally, the principal and related earnings are tax deferred until withdrawn. We match a portion of the Associates’ contributions. As a result, our total cash contributions to the plan on behalf of our Associates resulted in an expense of $3.6 million, $3.1 million, and $2.6 million for 2017, 2016, and 2015, respectively.
All contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 100% is invested in target-date fund that corresponds with the participant’s age. Associates may generally make transfers to various other investment vehicles within the plan. The plan’s yearly activity includes net sales of 156,000, 36,000 and 25,000 shares of our Common Stock in 2017, 2016 and 2015 respectively and net purchases of 83,000 shares in 2017. There were no purchases in 2016 and 2015.
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
We account for our obligations under the provisions of ASC 715, Compensation - Retirement Benefits (ASC 715). ASC 715 requires that the costs of these benefits be recognized over an Associate's active working career. Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year.
ASC 715 requires that we recognize the funded status of our defined benefit postretirement plan in our statement of financial condition, with a corresponding adjustment to accumulated other comprehensive (loss) income, net of tax. The adjustment to accumulated other comprehensive (loss) income at adoption represented the net unrecognized actuarial losses and unrecognized transition obligation remaining from the initial adoption of ASC 715, all of which were previously netted against the plan’s funded status in our statement of financial condition pursuant to the provisions of ASC 715. These amounts will be subsequently recognized as net periodic pension costs pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods, and are not recognized as net periodic pension cost in the same periods, will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of ASC 715.
In accordance with ASC 715, during 2018 we expect to recognize less than $0.1 million of amortization related to net actuarial gain and $0.1 million of amortization related to the net transition obligation.

The following disclosures relating to postretirement medical benefits were measured at December 31:

(Dollars in thousands)	2017	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$1,764	$1,805	$2,266
Service cost	53	58	59
Interest cost	71	76	89
Actuarial gain	207	(68)	(502)
Benefits paid	(105)	(107)	(107)
Benefit obligation at end of year	$1,990	$1,764	$1,805
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	105	107	107
Benefits paid	(105)	(107)	(107)
Fair value of plan assets at end of year	$—	$—	$—
Funded status:
Unfunded status	$(1,990)	$(1,764)	$(1,805)
Total (income) recognized in other comprehensive income	(1,348)	(1,701)	(1,271)
Net amount recognized	$(3,338)	$(3,465)	$(3,076)
Components of net periodic benefit cost:
Service cost	$53	$58	$59
Interest cost	71	76	89
Amortization of transition obligation	(76)	(76)	(76)
Net (gain) loss recognition	(70)	505	(20)
Net periodic benefit cost	$(22)	$563	$52
Assumption used to determine net periodic benefit cost:
Discount rate	4.10%	4.25%	4.00%
Assumption used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	3.60%	4.10%	4.25%
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)
During 2018	$68
During 2019	69
During 2020	69
During 2021	70
During 2022	72
During 2023 through 2027	439
$787
We assume medical benefits will increase at an average rate of less than 10% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2017, this annual premium cap amounted to $3,416 per retiree. We estimate that we will contribute approximately $3,553 per retiree to the plan during fiscal 2018.

Alliance Associate Pension Plan
During the fourth quarter of 2015, we completed the acquisition of Alliance and its wholly-owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At the time of the acquisition we assumed the Alliance pension plan offered to current Alliance associates. The plan’s benefit obligation and fair value of assets were each $7.5 million at December 31, 2016. The net amount recognized in 2017 was $0.2 million.
No estimated net loss and prior service cost for the defined benefit pension plans will be amortized from the accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

The following disclosures relating to Alliance pension benefits were measured at December 31:

(Dollars in thousands)	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$7,517	$7,148
Interest cost	297	301
Disbursements	(407)	(374)
Actuarial loss	446	442
Benefit obligation at end of year	$7,853	$7,517
Change in plan assets:
Fair value of plan assets at beginning of year	$7,504	$7,397
Actual return on Plan Assets	1,314	518
Benefits paid	(407)	(374)
Administrative Expenses	(33)	(37)
Fair value of plan assets at end of year	$8,378	$7,504
Funded status:
Unfunded status	$(7,853)	$(7,517)
Total loss (income) recognized in other comprehensive income	8,378	7,504
Net amount recognized	$525	$(13)
Components of net periodic benefit cost:
Service cost	$40	$40
Interest cost	297	301
Expected return on plan assets	(548)	(541)
Net gain recognition	(170)	(157)
Net periodic benefit cost	$(381)	$(357)
Assumptions used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate for Net Periodic Benefit Cost	4.00%	4.00%
Salary Scale for Net Periodic Benefit Cost	N/A	N/A
Expected Return on Plan Assets	7.50%	7.50%
Discount rate for Disclosure Obligations	3.60%	4.00%
Salary Scale for Disclosure Obligations	N/A	N/A

Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)
During 2018	$400
During 2019	317
During 2020	316
During 2021	432
During 2022	324
During 2023 through 2027	2,811
$4,600
We have five additional plans which are no longer being provided to Associates: (1) a Supplemental Pension Plan with a corresponding liability of $0.7 million and $0.8 million for December 31, 2017 and 2016 respectively; (2) an Early Retirement Window Plan with a corresponding liability of $0.1 million and $0.2 million for December 31, 2017 and 2016 respectively; (3) a Director’s Plan with a corresponding asset of less than $0.1 million for December 31, 2017 and 2016; (4) a Supplemental Executive Retirement Plan with a corresponding liability of $1.5 million and $1.8 million for December 31, 2017 and 2016 respectively, and; (5) a Post-Retirement Medical Plan with a corresponding liability of $0.1 million for December 31, 2017 and 2016.

14. TAXES ON INCOME
The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Our income tax provision consists of the following:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Current income taxes:
Federal taxes	$36,005	$23,857	$24,237
State and local taxes	4,342	3,847	3,805
Deferred income taxes:
Federal taxes	17,899	5,135	2,283
State and local taxes	—	235	(52)
Total	$58,246	$33,074	$30,273
Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2017 and 2016:

(Dollars in thousands)	2017	2016
Deferred tax assets:
Unrealized losses on available-for-sale securities	$2,084	$4,170
Allowance for loan losses	8,526	13,913
Purchase accounting adjustments—loans	3,487	8,339
Reserves and other accruals	9,194	14,010
Provision for legal settlement	2,520	—
Deferred gains	589	1,109
Net operating losses	188	352
Derivatives	757	1,086
Reverse mortgages	606	2,262
Total deferred tax assets	$27,951	$45,241
Deferred tax liabilities:
Bad debt recapture	$—	$(545)
Accelerated depreciation	(778)	(1,049)
Other	(326)	(497)
Bank-owned life insurance	(5,387)	—
Deferred loan costs	(989)	(1,079)
Intangibles	(3,826)	(5,946)
Total deferred tax liabilities	(11,306)	(9,116)
Net deferred tax asset	$16,645	$36,125

Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. In 2017, such items consisted primarily of $2.1 million of unrealized losses on certain investments in debt and equity securities accounted for under ASC 320 along with $0.3 million of unrealized gains related to postretirement benefit obligations accounted for under ASC 715 and $0.8 million of unrealized losses on derivatives accounted for under ASC 815. In 2016, they consisted primarily of $4.2 million of unrealized losses on certain investments in debt and equity securities along with $0.3 million related to postretirement benefit obligations and $1.1 million of unrealized losses on derivatives.

On December 22, 2017 the Tax Reform Act was enacted. As a result, we were required to re-measure our existing net deferred tax asset (DTA) on that date based on the future federal corporate income tax rate of 21%. This DTA re-measurement resulted in a one-time charge to income tax expense in the amount of $14.5 million. We estimated the tax charge as of December 22, 2017 based on an initial analysis of the Tax Reform Act and it may be adjusted in future periods periods (not to extend beyond December 22, 2018) following our evaluation of the effects, if any, of implementation guidance or regulations that may be issued by the Internal Revenue Service on our initial analysis of the Tax Reform Act. The initial accounting is incomplete as certain information was not yet available or our analysis was not yet completed due to the close proximity of the date the Tax Reform Act was signed into law to the filing date of this Report. The additional information needed includes, but is not limited to, tax-related information pertaining to certain of our partnership investments, final computations of tax depreciation, final tax calculations for certain loan adjustments, and information related to certain payment accruals that is not expected to be available until later in 2018.
Based on our history of prior earnings and our expectations of the future, it is anticipated that operating income and the reversal pattern of our temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $16.6 million at December 31, 2017.
As a result of the acquisition of Penn Liberty on August 12, 2016, we recorded a net deferred tax asset (DTA) of $7.4 million at closing. The deferred tax asset subsequently decreased by $0.9 million during the measurement period. Penn Liberty did not have any federal or state net operating loss (NOL) carryovers, and had $0.1 million of alternative minimum tax credit carryovers that have now been fully utilized. We expect to utilize all tax attributes acquired from Penn Liberty. See Note 2 for further information.

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
Due to the reduction in the corporate tax rate resulting from the Tax Reform Act, we have decided to surrender substantially all of our bank-owned life insurance (BOLI) policies. While the formal surrender will not occur until 2018, we are required under ASC 740 to record a deferred tax liability for the income tax effect of the surrender. We expect to owe approximately $8.0 million in federal income taxes and penalties in 2018 upon the BOLI surrender.
A reconciliation showing the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:

	Year ended December 31,
Year Ended December 31,	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax, net of federal tax benefit	2.7	3.1	2.9
Adjustment to net deferred tax asset for enacted changes in tax laws and rates	13.4	—	—
Nondeductible acquisition costs	—	0.2	0.7
Tax-exempt interest	(1.9)	(2.1)	(1.9)
Bank-owned life insurance income	(0.5)	(0.3)	(0.3)
Excess tax benefits from share-based compensation	(2.0)	(1.4)	—
Surrender of bank-owned life insurance policies	7.3	—	—
Federal tax credits, net of amortization	(0.3)	(0.5)	(0.5)
Other	—	—	0.2
Effective tax rate	53.7%	34.0%	36.1%
As a result of the early adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” we recorded $2.3 million and $1.5 million of income tax benefits in 2017 and 2016, respectively, related to excess tax benefits from stock compensation. Prior to 2016, such excess tax benefits were recorded directly in stockholders’ equity. This new accounting standard will result in volatility to future effective tax rates.
We have $0.9 million of remaining Federal net operating losses. Such NOLs expire beginning in 2030 and, due to Internal Revenue Service (IRS) limitations, $0.1 million are being utilized each year. Accordingly, we fully expect to utilize all of these NOLs. We have no state NOLs.
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

We record interest and penalties on potential income tax deficiencies as income tax expense. Federal tax years 2014 through 2017 remain subject to examination as of December 31, 2017, while tax years 2014 through 2017 remain subject to examination by state taxing jurisdictions. No federal or state income tax return examinations are currently in process. We do not expect to record or realize any material unrecognized tax benefits during 2018.
ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. We recognize, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Financial Statements. Assessment of uncertain tax positions under ASC 740 requires careful consideration of the technical merits of a position based on our analysis of tax regulations and interpretations. There are no unrecognized tax benefits related to ASC 740 as of December 31, 2017 nor has there been any unrecognized tax benefit activity since December 31, 2012.
As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $1.7 million of such amortization has been reflected as income tax expense for the year ended December 31, 2017, compared to $1.6 million and $1.9 million for the year ended December 31, 2016 and December 31, 2015, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2017 were $1.6 million, $1.7 million and $0.4 million, respectively. The carrying value of the investment in affordable housing credits is $13.8 million at December 31, 2017, compared to $15.4 million at December 31, 2016.

15. STOCK-BASED COMPENSATION
Our Stock Incentive Plans provide for the granting of stock options, stock appreciation rights, performance awards, restricted stock and restricted stock unit awards, deferred stock units, and other awards that are payable in or valued by reference to our common shares. The number of shares reserved for issuance under our 2013 Incentive Plan (2013 Plan) is 2,096,535. At December 31, 2017, there were 472,690 shares available for future grants under the 2013 Plan. Generally, all awards become exercisable immediately in the event of a change in control, as defined within the Stock Incentive Plans.
Total stock-based compensation expense recognized was $3.7 million ($2.5 million after tax) for 2017, $3.0 million ($2.0 million after tax) for 2016, and $3.2 million ($2.2 million after tax) for 2015. Stock-based compensation expense related to awards granted to Associates is recorded in Salaries, benefits and other compensation; expense related to awards granted to directors is recorded in Other operating expense in our Consolidated Statements of Income.
Stock Options
Stock options are granted with an exercise price not less than the fair market value of our Common Stock on the date of the grant. With the exception of certain Non-Plan Stock Options (as defined below), all stock options granted during 2017, 2016, and 2015 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire between five years and 7 years from the grant date. We issue new shares upon the exercise of options.
We determine the grant date fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are subjective. Beginning in 2016, the expected term was derived from historical exercise patterns and represents the amount of time that stock options granted are expected to be outstanding. Other significant assumptions to determine 2017, 2016, and 2015 grant date fair value included volatility measured using the fluctuation in month end closing stock prices over a period which corresponds with the average expected option life; a weighted-average risk-free rate of return (zero coupon treasury yield); and a dividend yield indicative of our current dividend rate. The assumptions for options issued during 2017, 2016, and 2015 are presented below:

	2017	2016	2015
Expected term (in years)	5.3	5.3	4.9
Volatility	24.9%	29.6%	25.0%
Weighted-average risk-free interest rate	1.95%	1.25%	1.54%
Dividend yield	0.60%	0.80%	0.76%

On Apr. 25, 2013 stockholders approved a change in future compensation for Mark A. Turner, President and CEO. As a result, Mr. Turner was granted 750,000 non-statutory stock options (Non-Plan Stock Options) with a longer and slower vesting schedule than our standard options, 40% vesting after the second year and 20% vesting in each of the following three years. Additionally, these options were awarded at an exercise price of 20% over the December 2012 market value (the date on which framework of the plan was decided). Upon the grant, Mr. Turner was no longer eligible to receive grants under any of our other stock based award programs for a period of 5 years. The Black-Scholes option-pricing model was used to determine the grant date fair value of the options. Significant assumptions used in the model included a weighted-average risk-free rate of return (zero coupon treasury yield) of 0.76%; an expected option life of 5 years; an expected stock price volatility of 40.5%; and a dividend yield of 1.01%.
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

A summary of the status of our options (including Non-Plan Stock Options) as of December 31, 2017, and changes during the year, is presented below:

	2017
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value (In Thousands)
Stock Options:
Outstanding at beginning of year	1,547,980	$17.83	3.17	$44,153
Plus: Granted	45,134	47.05
Less: Exercised	250,975	16.44
Forfeited	3,033	13.68
Outstanding at end of year	1,339,106	19.08	2.56	38,525
Nonvested at end of year	389,134		1.69	9,574
Exercisable at end of year	949,972	17.37	2.26	29,951
The weighted-average fair value of options granted was $11.50 in 2017, $7.84 in 2016 and $5.73 in 2015. The aggregate intrinsic value of options exercised was $7.5 million in 2017, $5.0 million in 2016, and $3.0 million in 2015.
The following table provides information about our nonvested stock options outstanding at December 31, 2017:

	2017
	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Stock Options:
Nonvested at beginning of period	704,421	$19.08	$5.23
Plus: Granted	45,134	47.05	11.50
Less: Vested	359,671	18.08	4.92
Forfeited	750	15.83	3.44
Nonvested at end of period	389,134	23.25	6.24
The total amount of unrecognized compensation cost related to nonvested stock options as of December 31, 2017 was $0.8 million. The weighted-average period over which the expense is expected to be recognized is 1.69 years. During 2017, we recognized $1.8 million of compensation expense related to these awards.
Restricted Stock and Restricted Stock Units

Restricted stock awards (RSAs) and restricted stock units (RSUs) are granted at no cost to the recipient and generally vest over a four year period. All outstanding awards granted to senior executives vest over no less than a four year period. The 2013 Plan allows for awards with vesting periods less than four years subject to Board approval. RSA recipients are entitled to voting rights and generally entitled to dividends on the Common Stock during the vesting period. The fair value of RSAs and RSUs is equal to the fair value of the Common Stock on the date of grant.
We recognize the expense related to RSAs and RSUs granted to Associates in Salaries, benefits and other compensation and granted to directors in Other operating expense on an accrual basis over the requisite service period for the entire award. When we award restricted stock to individuals from whom we may not receive services in the future, we recognize the expense of restricted stock grants when we make the award, instead of amortizing the expense over the vesting period of the award.
Effective January 3, 2011, the Board approved a plan in which Marvin N. Schoenhals, Chairman of the Board, was granted 66,750 RSA’s with a five-year performance vesting schedule starting at the end of the second year following the grant date. These RSAs were fully vested in 2016, and as a result we did not recognize any compensation expense related to this award in 2017.
The Long-Term Performance-Based Restricted Stock Unit program (Long-Term Program) provided for awards up to an aggregate of 233,400 RSUs to participants, only after the achievement of targeted levels of return on assets (ROA) in any year through 2013. During 2013, the Company achieved the 1.00% ROA performance level. In accordance with the Long-Term Program, the Company issued 108,546 RSUs to the plan’s participants in 2014. The RSUs vest in 25% increments over four years and we recognize expense over the implicit service period associated with the performance condition. During 2017, we recognized $0.4 million of compensation expense related to this program.
The weighted-average fair value of RSUs and RSAs granted was $47.05 in 2017, $29.94 in 2016, and $26.13 in 2015. The total amount of compensation cost to be recognized relating to nonvested restricted stock, including performance awards, as of December 31, 2017, was $2.1 million. The weighted-average period over which the cost is expected to be recognized is 2.5 years. During 2017, we recognized $1.2 million of compensation cost related to these awards.
The following table summarizes the Company’s RSAs and RSUs, including performance awards, and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2016	135,592	$25.33
Plus: Granted	36,573	47.05
Less: Vested	55,444	22.90
Forfeited	2,333	29.53
Balance at December 31, 2017	114,388	35.54
The total fair value of RSUs and RSAs that vested was $1.2 million in 2017, $1.4 million in 2016, and $1.3 million in 2015.

16. COMMITMENTS AND CONTINGENCIES
Data Processing Operations
We have entered into contracts to manage our network operations, data processing and other related services. The projected amounts of future minimum payments contractually due are as follows:

(Dollars in thousands)
Year	Amount
2018	$5,778
2019	5,643
2020	3,075
2021	519
2022	519
The expenses for data processing and operations for the year ended December 31, 2017 were $6.8 million, compared to $6.3 million for the year ended December 31, 2016 and $5.9 million for the year ended December 31, 2015.

Legal Proceedings
In the ordinary course of business, we are subject to legal actions that involve claims for monetary relief. See Note 23 for additional information.

Financial Instruments With Off-Balance Sheet Risk
In the ordinary course of business, we are a party to financial instruments with off-balance sheet risk, in the normal course of business primarily to meet the financing needs of our customers. To varying degrees, these financial instruments involve elements of credit risk that are not recognized in the Consolidated Statements of Financial Condition.
Exposure to loss for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. We generally require collateral to support such financial instruments in excess of the contractual amount of those instruments and use the same credit policies in making commitments as we do for on-balance sheet instruments.
The following represents a summary of off-balance sheet financial instruments at year-end:

	December 31,
(Dollars in thousands)	2017	2016
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$191,675	$189,940
Commercial mortgage loan commitments	32,346	25,821
Commercial loan commitments	645,924	610,838
Commercial owner-occupied commitments	55,545	55,205
Commercial standby letters of credit	75,446	71,612
Residential mortgage loan commitments	8,057	1,636
Consumer loan commitments	296,010	259,501
Total	$1,305,003	$1,214,553
At December 31, 2017, we had total commitments to extend credit of $1.3 billion. Commitments for consumer lines of credit were $296.0 million of which, $278.8 million were secured by real estate. Residential mortgage loan commitments generally have closing dates within a one month period but can be extended to six months. Not reflected in the table above are commitments to sell residential mortgages of $28.8 million and $67.8 million at December 31, 2017 and 2016, respectively.
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
Indemnifications
Secondary Market Loan Sales. Given the current interest rate environment, coupled with our desire not to hold these assets in our portfolio, we generally sell newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis to GSEs such as FHLMC, FNMA, and the FHLB. Loans held for sale are reflected on our Consolidated Statements of Financial Condition at their fair value with changes in the value reflected in our Consolidated Statements of Income. Gains and losses are recognized at the time of sale. We periodically retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that we intend to sell in the secondary market are accounted for as derivatives under ASC Topic 815, Derivatives and Hedging (ASC:815).
We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or an agreement to repurchase the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no repurchases for the year ended December 31, 2017 and December 31, 2016.

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
At December 31, 2017, there were 134 variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers. The initial notional aggregate amount was approximately $561.8 million, with maturities ranging from under one year to ten years. The aggregate fair value of these swaps to the customers was a liability of $3.3 million as of December 31, 2017, of which 80 swaps, with a liability of $5.4 million, were in paying positions to a third party. We had no reserves for the swap guarantees as of December 31, 2017.
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
•Level 1: Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.
•Level 2: Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.
•Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following tables present financial instruments carried at fair value as of December 31, 2017 and December 31, 2016 by valuation hierarchy (as described above):

	December 31, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$246,539	$—	$246,539
FNMA MBS	—	473,987	—	473,987
FHLMC MBS	—	87,875	—	87,875
GNMA MBS	—	29,098	—	29,098
GSE	—	—	—	—
Other investments	623	—	—	623
Other assets	—	747	—	747
Total assets measured at fair value on a recurring basis	$623	$838,246	$—	$838,869
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,225	$—	$3,225
Assets measured at fair value on a nonrecurring basis:
Other real estate owned	$—	$—	$2,503	$2,503
Loans held for sale	—	31,055	—	31,055
Impaired loans	—	—	57,089	57,089
Total assets measured at fair value on a nonrecurring basis	$—	$31,055	$59,592	$90,647

	December 31, 2016
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$261,215	$—	$261,215
FNMA MBS	—	405,764	—	405,764
FHLMC MBS	—	63,515	—	63,515
GNMA MBS	—	28,416	—	28,416
GSE	—	35,010	—	35,010
Other investments	623	—	—	623
Other assets	—	1,508	—	1,508
Total assets measured at fair value on a recurring basis	$623	$795,428	$—	$796,051
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,380	$—	$3,380
Assets measured at fair value on a nonrecurring basis:
Other real estate owned	$—	$—	$3,591	$3,591
Loans held for sale	—	54,782	—	54,782
Impaired loans	—	—	46,499	46,499
Total assets measured at fair value on a nonrecurring basis	$—	$54,782	$50,090	$104,872
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during 2017 and 2016.

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
Available-for-sale securities
As of December 31, 2017 securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are $837.5 million in U.S. government and Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 because, as is the case for almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. To price these securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
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
Impaired loans
We evaluate and value impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral has a unique appraisal and management’s discount of the value is based on the factors unique to each impaired loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which typically ranges from 10% to 20%. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on the appraisals by qualified licensed appraisers hired by us. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.
Impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans has a gross amount of $62.1 million and $51.6 million at December 31, 2017 and December 31, 2016, respectively. The valuation allowance on impaired loans was $5.0 million as of December 31, 2017 and $3.4 million as of December 31, 2016.
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
Other assets
Other assets include, among other items, other real estate owned (see discussion earlier in this note), derivative financial instruments and our investment in 359,744 shares of Visa Class B stock. Our derivative financial instruments include the interest rate lock commitments and forward sale commitments related to our mortgage banking activities. The fair values of the interest rate lock commitments and forward sale commitments represent the amounts that would be required to settle the derivative financial instrument at the balance sheet date.
We acquired 50,833 shares of Visa Class B stock at no cost from our prior participation in Visa’s network. In addition, we purchased 308,911 shares in 2015 - 2017 which are accounted for as non-marketable equity securities. Only current owners of Class B shares are allowed to transact in Class B shares. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6483 as of December 31, 2017), which is periodically adjusted to reflect VISA’s ongoing litigation costs. We estimate the fair value of our Visa Class B shares to be $44.7 million as of December 31, 2017, which is consistent with the terms of recent publicly observable transactions between other owners of Visa Class B shares. Our purchased Class B shares are carried at cost ($14.0 million at December 31, 2017).
We evaluate the shares carried at cost for OTTI periodically. As of December 31, 2017, our evaluation indicated that there was no OTTI associated with these shares.

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

Other Liabilities
Other liabilities include our derivative financial instruments of interest rate swaps and derivatives related to our mortgage banking activities (See discussion earlier in this note).
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, approximates the recorded net deferred fee amounts, which are not significant. Because commitments to extend credit and letters of credit are generally not assignable by either us or the borrower, they only have value to us and the borrower.
The book value and estimated fair value of our financial instruments are as follows:

	December 31,
	Fair Value Measurement	2017		2016
(Dollars in thousands)		Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$723,866	$723,866	$821,923	$821,923
Investment securities available for sale	See previous table	838,122	838,122	794,543	794,543
Investment securities held to maturity	Level 2	161,186	162,853	164,346	163,232
Loans, held for sale	See previous table	31,055	31,055	54,782	54,782
Loans, net (1)	Level 3(r)	4,719,229	4,699,458	4,397,876	4,300,963
Impaired loans, net	Level 3	57,089	57,089	46,499	46,499
Stock in Federal Home Loan Bank of Pittsburgh	Level 2	31,284	31,284	38,248	38,248
Accrued interest receivable	Level 2	19,405	19,405	17,027	17,027
Other assets	Level 3	16,931	47,586	9,189	15,787
Financial liabilities:
Deposits	Level 2	$5,247,604	$4,848,588	$4,738,438	$4,423,921
Borrowed funds	Level 2	937,806	937,605	1,267,447	1,264,170
Standby letters of credit	Level 3	603	603	468	468
Accrued interest payable	Level 2	1,037	1,037	1,151	1,151
Other liabilities	Level 2	3,188	3,188	3,380	3,380
(1) Excludes impaired loans, net.
(r) In 2017, we reclassified Loans, net as “Level 3” for all periods presented. See Note 1 for further information.
At December 31, 2017 and December 31, 2016 we had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2017.

	Fair Values of Derivative Instruments
	December 31, 2017
(Dollars in thousands)	Notional	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	$75,000	Other Liabilities	$(3,172)
Total	75,000		$(3,172)
Derivatives not designated as hedging instruments:
Interest Rate Lock Commitment with Customers	$44,079	Other Assets	$571
Interest Rate Lock Commitment with Customers	8,992	Other Liabilities	(23)
Forward Sale Commitments	29,064	Other Assets	180
Forward Sale Commitments	19,192	Other Liabilities	(47)
Total	101,327		681
Total derivatives	176,327		(2,491)
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the year ended December 31, 2017, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2017, we did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on our variable-rate pooled loans. During the next twelve months, we estimate that less than $0.5 million will be reclassified as an increase to interest expense.
We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 1 month (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of December 31, 2017, the Company had three outstanding interest rate derivatives with a notional amount of $75 million that were designated as a cash flow hedges of interest rate risk.

Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2017 and December 31, 2016.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Twelve Months Ended
Derivatives in Cash Flow Hedging Relationships	2017	2016
Interest Rate Products	$184	$(2,890)	Interest expense
Total	$184	$(2,890)

	Amount of Gain or (Loss) Recognized in Income		Location of Gain or (Loss) recognized in income
(Dollars in thousands)	Twelve Months Ended
Derivatives Not Designated as a Hedging Instrument	2017	2016
Interest Rate Lock Commitments	680	—	Mortgage banking activity, net
Forward Sale Commitments	(986)	—	Mortgage banking activity, net
Total	(306)	—
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
As of December 31, 2017 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.2 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $3.4 million against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

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
The outstanding balances of loans to related parties at December 31, 2017 and 2016 were $1.2 million and $1.3 million, respectively. Total deposits from related parties at December 31, 2017 and 2016 were $5.4 million and $3.6 million, respectively. During 2017, new loans and credit line advances to related parties totaled $0.6 million and repayments were $0.7 million.

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
The Cash Connect® segment provides ATM vault cash, cash safe and other cash logistics services in the U.S. through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The balance sheet category Cash in non-owned ATMs includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect®.
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

Segment results of operations for the years ended December 31, 2017, 2016, and 2015 shown in the following table.

	Year Ended December 31, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Total
External customer revenues:
Interest income	$245,932	$—	$8,794	$254,726
Noninterest income	45,749	42,641	36,254	124,644
Total external customer revenues	291,681	42,641	45,048	379,370
Inter-segment revenues:
Interest income	9,567	—	9,012	18,579
Noninterest income	7,651	810	146	8,607
Total inter-segment revenues	17,218	810	9,158	27,186
Total revenue	308,899	43,451	54,206	406,556
External customer expenses:
Interest expense	32,249	—	1,206	33,455
Noninterest expenses	158,942	26,654	40,865	226,461
Provision for loan losses	10,527	—	437	10,964
Total external customer expenses	201,718	26,654	42,508	270,880
Inter-segment expenses
Interest expense	9,012	6,812	2,755	18,579
Noninterest expenses	956	2,603	5,048	8,607
Total inter-segment expenses	9,968	9,415	7,803	27,186
Total expenses	211,686	36,069	50,311	298,066
Income before taxes	$97,213	$7,382	$3,895	$108,490
Provision for income taxes				58,246
Consolidated net income				$50,244

	Year Ended December 31, 2016
(Dollars in thousands)	WSFS Bank	Cash Connect		Wealth Management	Total
External customer revenues:
Interest income	$208,525	$—		$8,053	$216,578
Noninterest income	42,565	35,776	(r)	26,720	105,061
Total external customer revenues	251,090	35,776		34,773	321,639
Inter-segment revenues:
Interest income	4,963	—		7,150	12,113
Noninterest income	8,145	835		118	9,098
Total inter-segment revenues	13,108	835		7,268	21,211
Total revenue	264,198	36,611		42,041	342,850
External customer expenses:
Interest expense	22,028	—		805	22,833
Noninterest expenses	146,526	22,442	(r)	19,698	188,666
Provision for loan losses	9,370	—		3,616	12,986
Total external customer expenses	177,924	22,442		24,119	224,485
Inter-segment expenses
Interest expense	7,150	2,915		2,048	12,113
Noninterest expenses	953	2,799		5,346	9,098
Total inter-segment expenses	8,103	5,714		7,394	21,211
Total expenses	186,027	28,156		31,513	245,696
Income before taxes	$78,171	$8,455		$10,528	$97,154
Provision for income taxes					33,074
Consolidated net income					$64,080
(r) Noninterest income and noninterest expense for the period ended December 31, 2016 have been restated to correct an immaterial error related to revenue earned for cash servicing fees. See Note 1 - Summary of Significant Accounting Policies for further information.

	Year Ended December 31, 2015
	WSFS Bank	Cash Connect		Wealth Management	Total
(Dollars in thousands)
External customer revenues:
Interest income	$174,636	$—		$7,940	$182,576
Noninterest income	37,042	30,421	(r)	22,793	90,256
Total external customer revenues	211,678	30,421		30,733	272,832
Inter-segment revenues:
Interest income	3,507	—		6,678	10,185
Noninterest income	7,988	873		96	8,957
Total inter-segment revenues	11,495	873		6,774	19,142
Total revenue	223,173	31,294		37,507	291,974
External customer expenses:
Interest expense	15,155	—		621	15,776
Noninterest expenses	129,138	19,271	(r)	17,051	165,460
Provision for loan losses	7,476	—		314	7,790
Total external customer expenses	151,769	19,271		17,986	189,026
Inter-segment expenses
Interest expense	6,678	1,547		1,960	10,185
Noninterest expenses	969	2,612		5,376	8,957
Total inter-segment expenses	7,647	4,159		7,336	19,142
Total expenses	159,416	23,430		25,322	208,168
Income before taxes	$63,757	$7,864		$12,185	$83,806
Provision for income taxes					30,273
Consolidated net income					$53,533
(r) Noninterest income and noninterest expense for the period ended December 31, 2015 have been restated to correct an immaterial error related to revenue earned for cash servicing fees. See Note 1 - Summary of Significant Accounting Policies for further information.

The table below provides asset information and capital expenditures for each of our segments.

	December 31,
	2017				2016
(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Total	WSFS Bank	Cash Connect	Wealth Management	Total
Cash and cash equivalents	$104,530	$611,385	$7,951	$723,866	$100,893	$717,643	$3,387	$821,923
Goodwill	145,808	—	20,199	166,007	147,396	—	20,143	167,539
Other segment assets	5,882,910	6,078	220,679	6,109,667	5,545,611	3,533	226,664	5,775,808
Total segment assets	$6,133,248	$617,463	$248,829	$6,999,540	$5,793,900	$721,176	$250,194	$6,765,270
Capital expenditures	$8,197	$184	$613	$8,994	$18,625	$769	$26	$19,420

21. PARENT COMPANY FINANCIAL INFORMATION
Condensed Statements of Financial Condition

December 31,	2017	2016
(Dollars in thousands)
Assets:
Cash	$37,344	$103,018
Investment in subsidiaries	833,763	795,676
Investment in Capital Trust III	2,011	2,011
Other assets	17,465	6,480
Total assets	$890,583	$907,185
Liabilities:
Trust preferred securities	$67,011	$67,011
Senior debt	98,171	152,050
Interest payable	388	642
Other liabilities	668	146
Total liabilities	166,238	219,849
Stockholders’ equity:
Common stock	563	580
Capital in excess of par value	336,271	329,457
Accumulated other comprehensive loss	(8,152)	(7,617)
Retained earnings	669,557	627,078
Treasury stock	(273,894)	(262,162)
Total stockholders’ equity	724,345	687,336
Total liabilities and stockholders’ equity	$890,583	$907,185
Condensed Statements of Income

Year Ended December 31,	2017	2016	2015
(Dollars in thousands)
Income:
Interest income	$3,167	$3,402	$1,780
Noninterest income	20,528	68,498	30,180
	23,695	71,900	31,960
Expenses:
Interest expense	9,168	7,979	5,124
Other operating expenses	996	747	233
	10,164	8,726	5,357
Income before equity in undistributed income of subsidiaries	13,531	63,174	26,603
Equity in undistributed income/(loss) of subsidiaries	35,722	(779)	25,765
Income before taxes	49,253	62,395	52,368
Income tax benefit	991	1,685	1,165
Net income allocable to common stockholders	$50,244	$64,080	$53,533

Condensed Statements of Cash Flows

Year Ended December 31,	2017	2016	2015
(Dollars in thousands)
Operating activities:
Net income	$50,244	$64,080	$53,533
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income)/loss of subsidiaries	(35,722)	779	(25,765)
Decrease in other assets	1,618	133	3,925
Increase in other liabilities	1,422	655	405
Net cash provided by operating activities	17,562	65,647	32,098
Investing activities:
Payments for investment in and advances to subsidiaries	(1,360)	(119)	—
Sale or repayment of investments in and advances to subsidiaries	1,066	1,220	1,213
Net cash from business combinations	—	(57,604)	(23,096)
Investment in non-marketable securities	(10,072)	(387)	(3,589)
Net cash used for investing activities	(10,366)	(56,890)	(25,472)
Financing activities:
Repayment of long-term debt	—	(10,000)	—
Issuance of common stock and exercise of common stock options	3,307	1,900	3,160
Repayment of senior debt	(55,000)	—	—
Issuance of senior debt	—	97,849	—
Buy back of common stock	(11,752)	(14,312)	(31,659)
Cash dividends paid	(9,425)	(7,632)	(6,002)
Net cash (used for) provided by financing activities	(72,870)	67,805	(34,501)
(Decrease)/increase in cash	(65,674)	76,562	(27,875)
Cash at beginning of period	103,018	26,456	54,331
Cash at end of period	$37,344	$103,018	$26,456

22. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME
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
Changes to accumulated other comprehensive (loss) income by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedge	Total
Balance, December 31, 2014	$446	$2,207	$847	$—	$3,500
Other comprehensive income before reclassifications	(1,417)	—	—	—	(1,417)
Less: Amounts reclassified from accumulated other comprehensive loss	(916)	(412)	(59)	—	(1,387)
Net current-period other comprehensive loss	(2,333)	(412)	(59)	—	(2,804)
Balance, December 31, 2015	$(1,887)	$1,795	$788	$—	$696
Other comprehensive loss before reclassifications	(4,838)	—	—	(1,772)	(6,610)
Less: Amounts reclassified from accumulated other comprehensive loss	(1,469)	(403)	169	—	(1,703)
Net current-period other comprehensive loss	(6,307)	(403)	169	(1,772)	(8,313)
Balance, December 31, 2016	$(8,194)	$1,392	$957	$(1,772)	$(7,617)
Other comprehensive income (loss) before reclassifications	3,073	—	—	(184)	2,889
Less: Amounts reclassified from accumulated other comprehensive income	(1,280)	(394)	(90)	—	(1,764)
Net current-period other comprehensive income	1,793	(394)	(90)	(184)	1,125
Less: Reclassification due to the adoption of ASU No. 2018-02	(1,441)	225	(2)	(442)	(1,660)
Balance, December 31, 2017	$(7,842)	$1,223	$865	$(2,398)	$(8,152)

Components of other comprehensive income that impact the Statement of Income are presented in the table below.

	Twelve Months Ended December 31,			Affected line item in Consolidated Statements of Income
(Dollars in thousands)	2017	2016	2015
Securities available for sale:
Realized gains on securities transactions	$(1,984)	$(2,369)	$(1,478)	Securities gains, net
Income taxes	704	900	562	Income tax provision
Net of tax	$(1,280)	$(1,469)	$(916)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(635)	$(651)	$(646)	Interest income on investment securities
Income taxes	241	248	234	Income tax provision
Net of tax	$(394)	$(403)	$(412)
Amortization of Defined Benefit Pension Items:
Prior service costs	$(76)	$(76)	$(76)
Transition obligation	—	—	—
Actuarial losses	(70)	348	(20)
Total before tax	$(146)	$272	$(96)	Salaries, benefits and other compensation
Income taxes	56	(103)	37	Income tax provision
Net of tax	$(90)	$169	$(59)
Total reclassifications	$(1,764)	$(1,703)	$(1,387)
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
On February 27, 2018, we entered into a settlement agreement with Universitas Eduction, LLC (Universitas) to resolve claims related to services provided by Christiana Bank and Trust Company (Christiana Trust) prior to its acquisition by WSFS in December 2010. We previously disclosed the claims in our quarterly filings on Forms 10-Q in 2017. The claims related to Christiana Trust's role as “insurance trustee” of the Charter Oak Trust Welfare Benefit Plan (the Trust). According to the allegations contained in the claims, certain life insurance policy benefits paid to an individual claiming/purporting to be a trustee of the Trust were misappropriated by individuals associated with the plan sponsor. None of those individuals, however, were employed by or agents of Christiana Trust or WSFS Bank. As previously disclosed, Universitas sought damages in excess of $54.0 million. Under the settlement agreement, we agreed to pay Universitas $12.0 million to fully settle the claims. The settlement agreement is reflected in our Consolidated Financial Statements as of December 31, 2017. WSFS will pursue all of its rights and remedies to recover this settlement and related costs, including by enforcing the indemnity right in the 2010 purchase agreement by which we acquired Christiana Trust. Additionally, we have already taken measures to recover expenses from various insurance carriers. We intend to pursue all claims that we have for full restitution of this settlement.
There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations.

24. SUBSEQUENT EVENTS

We evaluated subsequent events in accordance with ASC Topic 855 and determined that the following qualifies as a recognized subsequent event:

During the first quarter of 2018, we entered into a settlement agreement with Universitas Education, LLC (Universitas) to resolve claims related to services provided by Christiana Bank and Trust Company prior to their acquisition by WSFS. Accordingly, we recorded $12.0 million of expense related to the settlement, a corresponding liability, and related tax effects in our Consolidated Financial Statements as of December 31. 2017. See Note 23 for additional information.

QUARTERLY FINANCIAL SUMMARY (Unaudited)

Three months ended	12/31/2017	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
(Dollars in thousands, except per share data)
Interest income	$66,556	$65,010	$62,334	$60,826	$59,692	$55,337	$51,503	$50,046
Interest expense	8,831	8,881	8,020	7,723	6,738	6,316	5,045	4,690
Net interest income	57,725	56,129	54,314	53,103	52,954	49,021	46,458	45,356
Provision for loan losses	4,063	2,896	1,843	2,162	5,124	5,828	1,254	780
Net interest income after provision for loan losses	53,662	53,233	52,471	50,941	47,830	43,193	45,204	44,576
Noninterest income	32,435	32,441	31,676	28,092	28,299	27,586	25,766	23,668
Noninterest expenses	68,065	54,163	52,727	51,506	48,949	51,234	44,685	43,797
Income before taxes	18,032	31,511	31,420	27,527	27,180	19,545	26,285	24,447
Income tax provision	27,864	10,942	10,850	8,590	9,070	6,823	8,504	8,677
Net (loss) income	$(9,832)	$20,569	$20,570	$18,937	$18,110	$12,722	$17,781	$15,770
Earnings per share:
Basic	$(0.31)	$0.65	$0.65	$0.60	$0.58	$0.42	$0.60	$0.53
Diluted	$(0.31)	$0.64	$0.64	$0.59	$0.56	$0.41	$0.59	$0.52

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2017, the Corporation’s internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s Consolidated Financial Statements as of and for the year ended December 31, 2017 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017, as stated in their reports, which are included herein.

/s/ Mark A. Turner	/s/ Dominic C. Canuso
Mark A. Turner	Dominic C. Canuso
Chairman, President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
WSFS Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited WSFS Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 1, 2018

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB” and “Corporate Governance - Committees of the Board of Directors” in our definitive proxy statement for our annual meeting of stockholders to be held on April 26, 2018 to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the Proxy Statement).
We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A copy of the Code of Ethics is posted on our website at www.wsfsbank.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings “Executive Compensation” and “Compensation of the Board of Directors” in the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
Information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings “Other Information Large Stockholders” of the Proxy Statement.
Security Ownership of Management
Information required by this Item is incorporated herein by reference from the discussion responsive thereto under the heading “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB - Ownership of WSFS Financial Corporation Common Stock” of the Proxy Statement.
Changes in Control
We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the registrant.
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the discussion responsive thereto under the heading “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB - Transactions with our Insiders” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the discussion responsive thereto under the heading “Committees of the Board of Directors - Audit Committee” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Listed below are all financial statements and exhibits filed as part of this report, and which are herein incorporated by reference.

1
The Consolidated Statements of Financial Condition of WSFS Financial Corporation and subsidiary as of December 31, 2017 and 2016, and the related Consolidated Statements of Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2017, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

2	Schedules omitted as they are not applicable.
The following exhibits are incorporated by reference herein or annexed to this Annual Report on Form 10-K:

Exhibit Number	Description of Document
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

Exhibit Number	Description of Document
21	Subsidiaries of Registrant
23	Consent of KPMG LLP
24	Power of Attorney (included on signature page to this report)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
* Submitted as Exhibits 101 to this Annual Report on Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.
Exhibits 10.1 through 10.8 represent management contracts or compensatory plan arrangements.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	March 1, 2018	BY:	/s/ Mark A. Turner
Mark A. Turner
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 1, 2018	BY:	/s/ Mark A. Turner
Mark A. Turner
Chairman, President, and Chief Executive Officer

Date:	March 1, 2018	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	March 1, 2018	BY:	/s/ Francis B. Brake
Francis B. Brake
Director

Date:	March 1, 2018	BY:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont
Director

Date:	March 1, 2018	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	March 1, 2018	BY:	/s/ Donald W. Delson
Donald W. Delson
Director

Date:	March 1, 2018	BY:	/s/ Christopher T. Ghysens
Christopher T. Ghysens
Director

Date:	March 1, 2018	BY:	/s/ Calvert A. Morgan, Jr.
Calvert A. Morgan, Jr.
Director

Date:	March 1, 2018	BY:	/s/ Marvin N. Schoenhals
Marvin N. Schoenhals
Director

Date:	March 1, 2018	BY:	/s/ David G. Turner
David G. Turner
Director

Date:	March 1, 2018	BY:	/s/ Patrick J. Ward
Patrick J. Ward
Executive Vice President, Pennsylvania Market President and Director

Date:	March 1, 2018	BY:	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and Chief Financial Officer

Date:	March 1, 2018	BY:	/s/ Charles K. Mosher
Charles K. Mosher
Senior Vice President and Controller