Form 10-Q
period 2018-03-31
WSFS FINANCIAL CORP
filed 2018-05-10
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 31,539,507 shares of common stock, par value $0.01 per share, outstanding at May 4, 2018.

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

•
the Company’s ability to fully realize the cost savings and other benefits of its acquisitions, and to manage risks related to, business disruption following those acquisitions, and post-acquisition customer acceptance of the Company’s products and services and related customer disintermediation;

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

•
the effects of any reputational, credit, interest rate, market, operational, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above; and

•
the effects of other risks and uncertainties, discussed in the Company’s Form 10-K for the year ended December 31, 2017 and other documents filed by the Company with the Securities and Exchange Commission from time to time.

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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2018	2017
(Dollars in thousands, except per share data)	(Unaudited)
Interest income:
Interest and fees on loans	$60,465	$54,681
Interest on mortgage-backed securities	5,399	4,395
Interest and dividends on investment securities:
Taxable	17	117
Tax-exempt	1,103	1,132
Other interest income	629	501
	67,613	60,826
Interest expense:
Interest on deposits	5,240	3,075
Interest on senior debt	1,179	2,121
Interest on Federal Home Loan Bank advances	2,463	1,858
Interest on federal funds purchased and securities sold under agreements to repurchase	446	201
Interest on trust preferred borrowings	557	446
Interest on other borrowings	14	22
	9,899	7,723
Net interest income	57,714	53,103
Provision for loan losses	3,650	2,162
Net interest income after provision for loan losses	54,064	50,941
Noninterest income:
Credit/debit card and ATM income	9,805	8,131
Investment management and fiduciary income	9,189	8,039
Deposit service charges	4,630	4,397
Mortgage banking activities, net	1,737	1,185
Securities gains, net	21	320
Unrealized gains on equity investments	15,346	—
Loan fee income	599	549
Bank owned life insurance income	232	275
Other income	5,908	5,196
	47,467	28,092
Noninterest expense:
Salaries, benefits and other compensation	29,853	28,836
Occupancy expense	5,248	5,162
Equipment expense	3,089	3,124
Data processing and operations expenses	1,907	1,618
Professional fees	1,725	1,635
Marketing expense	758	624
FDIC expenses	599	529
Loan workout and OREO expenses	426	521
Corporate development expense	—	338
Recovery of fraud loss	(1,665)	—
Other operating expense	11,472	9,119
	53,412	51,506
Income before taxes	48,119	27,527
Income tax provision	10,769	8,590
Net income	$37,350	$18,937
Earnings per share:
Basic	$1.19	$0.60
Diluted	$1.16	$0.59
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
(Dollars in thousands)	(Unaudited)
Net Income	$37,350	$18,937
Other comprehensive (loss) income:
Net change in unrealized (loss) gains on investment securities available for sale
Net unrealized (loss) gains arising during the period, net of tax expense of $3,714 and $779, respectively	(11,827)	1,272
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $5 and $114, respectively	(16)	(206)
	(11,843)	1,066
Net change in securities held to maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $37 and $59, respectively	(119)	(101)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain (loss), prior service cost and transition obligation, net of tax benefit of ($11) and ($12), respectively	59	(23)
Net change in cash flow hedge
Net unrealized loss arising during the period, net of tax benefit of ($240) and ($69), respectively	(765)	(112)
Total other comprehensive (loss) income	(12,668)	830
Total comprehensive income	$24,682	$19,767
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018	December 31, 2017
(Dollars in thousands, except per share and share data)	(Unaudited)
Assets:
Cash and due from banks	$128,799	$122,141
Cash in non-owned ATMs	577,561	598,117
Interest-bearing deposits in other banks including collateral of $4,500 and $3,380 at March 31, 2018 and December 31, 2017, respectively	4,729	3,608
Total cash and cash equivalents	711,089	723,866
Investment securities, available for sale (amortized cost of $933,678 at March 31, 2018 and $847,791 at December 31, 2017)	907,818	837,499
Investment securities, held to maturity-at cost (fair value of $159,164 at March 31, 2018 and $162,853 at December 31, 2017)	159,672	161,186
Other investments	33,363	17,971
Loans, held for sale at fair value	15,937	31,055
Loans, net of allowance for loan losses of $40,810 at March 31, 2018 and $40,599 at December 31, 2017	4,805,758	4,776,318
Bank owned life insurance	5,746	102,958
Stock in Federal Home Loan Bank of Pittsburgh at cost	28,854	31,284
Other real estate owned	2,567	2,503
Accrued interest receivable	19,969	19,405
Premises and equipment	48,168	47,983
Goodwill	166,007	166,007
Intangible assets	21,783	22,437
Other assets	61,200	59,068
Total assets	$6,987,931	$6,999,540
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,372,271	$1,420,760
Interest-bearing	3,830,244	3,826,844
Total deposits	5,202,515	5,247,604
Federal funds purchased	125,000	28,000
Federal Home Loan Bank advances	587,162	710,001
Trust preferred borrowings	67,011	67,011
Senior debt	98,225	98,171
Other borrowed funds	54,799	34,623
Accrued interest payable	3,450	1,037
Other liabilities	103,490	88,748
Total liabilities	6,241,652	6,275,195
Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 56,394,559 at March 31, 2018 and 56,279,527 at December 31, 2017	564	563
Capital in excess of par value	339,829	336,271
Accumulated other comprehensive loss	(20,820)	(8,152)
Retained earnings	704,081	669,557
Treasury stock at cost, 24,391,145 shares at March 31, 2018 and 24,861,145 shares at December 31, 2017	(277,375)	(273,894)
Total stockholders’ equity	746,279	724,345
Total liabilities and stockholders’ equity	$6,987,931	$6,999,540
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2016	55,995,219	$580	$329,457	$(7,617)	$627,078	$(262,162)	$687,336
Net Income	—	—	—	—	18,937	—	18,937
Other comprehensive income	—	—	—	830	—	—	830
Cash dividend, $0.06 per share	—	—	—	—	(2,199)	—	(2,199)
Issuance of common stock including proceeds from exercise of common stock options	129,781	1	1,093	—	—	—	1,094
Stock-based compensation expense	—	—	821	—	—	—	821
Repurchase of common stock, 62,000 shares	—	—	—	—	—	(2,818)	(2,818)
Balance, March 31, 2017	56,125,000	$581	$331,371	$(6,787)	$643,816	$(264,980)	$704,001

Balance, December 31, 2017	56,279,527	$563	$336,271	$(8,152)	$669,557	$(273,894)	$724,345
Net Income	—	—	—	—	37,350	—	37,350
Other comprehensive loss	—	—	—	(12,668)	—	—	(12,668)
Cash dividend, $0.09 per share	—	—	—	—	(2,826)	—	(2,826)
Issuance of common stock including proceeds from exercise of common stock options	115,032	1	2,612	—	—	—	2,613
Stock-based compensation expense	—	—	946	—	—	—	946
Repurchase of common stock, 70,000 shares	—	—	—	—	—	(3,481)	(3,481)
Balance, March 31, 2018	56,394,559	$564	$339,829	$(20,820)	$704,081	$(277,375)	$746,279

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
(Dollars in thousands)	(Unaudited)
Operating activities:
Net Income	$37,350	$18,937
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,650	2,162
Depreciation of premises and equipment, net	2,083	2,190
Amortization of fees and discounts, net	3,298	4,742
Amortization of intangible assets	633	857
Gain on mortgage banking activities, net	(1,737)	(1,185)
Gain on sale of securities, net	(21)	(320)
Loss on sale of other real estate owned and valuation adjustments, net	4	39
Deferred income tax expense	2,269	3,190
(Increase) decrease in accrued interest receivable	(564)	315
Decrease (increase) in other assets	530	(1,838)
Origination of loans held for sale	(76,962)	(85,833)
Proceeds from sales of loans held for sale	90,433	105,436
Stock-based compensation expense	946	821
Unrealized gain on equity securities	(15,346)	—
Increase in accrued interest payable	2,413	1,780
Increase (decrease) in other liabilities	13,799	(1,537)
Decrease (increase) in value of bank owned life insurance	783	(275)
Increase in capitalized interest, net	(1,087)	(1,316)
Net cash provided by operating activities	$62,474	$48,165
Investing activities:
Repayments, maturities and calls of investment securities held to maturity	1,035	250
Sale of investment securities available for sale	7,012	263,015
Purchases of investment securities available for sale	(113,451)	(375,687)
Repayments of investment securities available for sale	19,989	119,313
Proceeds from BOLI surrender	96,429	—
Net increase in loans	(34,046)	(106,933)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(49,391)	(54,990)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	51,821	73,236
Sales of other real estate owned	2,098	1,707
Investment in premises and equipment	(2,267)	(2,480)
Net cash used for investing activities	$(20,771)	$(82,569)

	Three Months Ended March 31,
	2018	2017
(Dollars in thousands)	(Unaudited)
Financing activities:
Net (decrease) increase in demand and saving deposits	$(62,086)	$508,429
Increase (decrease) in time deposits	13,045	(22,998)
Increase in brokered deposits	24,094	137,797
Decrease in loan payable	—	(420)
Receipts from FHLB advances	41,376,732	42,415,835
Repayments of FHLB advances	(41,499,571)	(42,971,976)
Receipts from federal funds purchased and securities sold under agreement to repurchase	8,197,250	6,688,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(8,100,250)	(6,683,000)
Dividends paid	(2,826)	(2,199)
Issuance of common stock and exercise of common stock options	2,613	1,094
Purchase of treasury stock	(3,481)	(2,818)
Net cash (used for) provided by financing activities	$(54,480)	$67,744
(Decrease) increase in cash and cash equivalents	(12,777)	33,340
Cash and cash equivalents at beginning of period	723,866	821,923
Cash and cash equivalents at end of period	$711,089	$855,263
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$7,486	$5,943
Income taxes	2,267	(1,199)
Non-cash information:
Loans transferred to other real estate owned	2,166	1,737
Loans transferred to portfolio from held-for-sale at fair value	(1,750)	6,470
Net change in accumulated other comprehensive income	(12,668)	830
Goodwill adjustments, net	—	(1,579)
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
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
In preparing the unaudited Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Amounts subject to significant estimates include the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and other-than-temporary impairment (OTTI). Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of the allowance and lending related commitments as well as increased post-retirement benefits expense.
Our accounting and reporting policies conform to Generally Accepted Accounting Principles (GAAP) in the U.S., prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Certain prior period amounts have been reclassified to conform with current period presentation. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2018. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Annual Report on Form 10-K) that was filed with the SEC on March 1, 2018 and is available at www.sec.gov or on our website at http://investors.wsfsbank.com/financials.cfm. All significant intercompany transactions were eliminated in consolidation.
Significant Accounting Policies:
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2017 Annual Report on Form 10-K. Those significant accounting policies are unchanged at March 31, 2018 except as described below:
Equity Securities
We account for our investments in equity securities in accordance with ASC 321-10 "Investments - Equity Securities." Our equity securities are classified into two categories and accounted for as follows:

•	Equity securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income.

•
Equity securities without a readily determinable fair value are reported at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any dividends received are recorded in interest income.

Equity investments include our investment in Visa Class B shares and certain other equity investments. The fair value of equity investments with readily determinable fair values is primarily obtained from third-party pricing services. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value to evaluate the observed transaction(s) and adjust the fair value of the equity investment.
ASC 321-10 also provides guidance related to accounting for impairment of equity securities without readily determinable fair values. The qualitative assessment to determine whether impairment exists requires the use of our judgment in certain circumstances. If, after completing the qualitative assessment we conclude an equity investment without a readily determinable fair value is impaired, a loss for the difference between the equity investment’s carrying value and its fair value may be recognized as a reduction to noninterest income in the Consolidated Statements of Income.
Senior Debt
On September 1, 2017, we redeemed $55.0 million in aggregate principal amount of our 6.25% senior notes due 2019 which were issued in 2012 (the 2012 senior notes). The 2012 senior notes were repaid using a portion of the proceeds from our 2016 issuance of senior unsecured fixed-to-floating rate notes (the 2016 senior notes). We recorded noninterest expense of $0.7 million due to the write-off of unamortized debt issuance costs in connection with this redemption.

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2018
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Gross versus Net), which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and 2016-12, Narrow-Scope Improvements and Practical Expedients, both of which provide additional clarification of certain provisions in Topic 606. These ASC updates were effective for public business entities annual and interim reporting periods in fiscal years beginning after December 15, 2017. The standard permits the use of either the retrospective or retrospectively with the cumulative effect transition method. The Company adopted the standard on January 1, 2018. Consistent with the transition guidance in ASC 606, results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts are reported in accordance with ASC 605. For revenue streams determined to be within the scope of the new standard, we concluded that the adoption of the standard did not have a material effect on our Consolidated Financial Statements at the time of adoption. See Note 2 for additional disclosures resulting from our adoption of this standard.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument specific credit risk. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard requires retrospective application for equity investments with readily determinable fair values and prospective application for equity investments without readily determinable fair values. The Company adopted the standard on January 1, 2018 on a prospective basis for its equity investments without readily determinable fair values, and the adoption of the standard did not have an effect on our Consolidated Financial Statements at the time of adoption. Subsequent to the filing of our 2017 Annual Report on Form 10-K, we identified observable transactions related to an equity investment without a readily determinable fair value. These identified, observable transactions required the revaluation of this equity investment. The results of the revaluation was recorded in the Consolidated Statement of Income. See Note 11 for further information.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 represents the Emerging Issues Task Force’s final consensus on eight issues related to the classification of cash payments and receipts in the statement of cash flows for a number of common transactions. The consensus also clarifies when identifiable cash flows should be separated versus classified based on their predominant source or use. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard on January 1, 2018 on a retrospective basis and the adoption did not have an effect on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new, two-step framework for determining whether a transaction is accounted for as an acquisition (or disposal) of assets or a business. The first step is evaluating whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the transaction is not considered a business. Also, in order to be considered a business, the transaction would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for public entities in annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or been made available for issuance. The Company adopted this standard on January 1, 2018 on a prospective basis with no impact to its Consolidated Financial Statements at the time of adoption.

In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 provides clarification of the scope of ASC 610-20. Specifically, the new guidance clarifies that ASC 610-20 applies to nonfinancial assets which do not meet the definition of a business or not-for-profit activity. Further, the new guidance clarifies that a financial asset is within the scope of ASC 610-20 if it meets the definition of an in-substance nonfinancial asset which is defined as a financial asset promised to a counterparty in a contract where substantially all of the assets promised are nonfinancial. Finally, the new guidance clarifies that each distinct nonfinancial asset and in-substance nonfinancial asset should be derecognized when the counterparty obtains control of it. The guidance is effective in annual and interim reporting periods in fiscal years beginning after December 15, 2017. Early application is permitted for all entities, but not before annual reporting periods beginning after December 15, 2016. The Company adopted this standard on January 1, 2018 on a modified retrospective basis and the adoption did not have an effect on its Consolidated Financial Statements at the time of adoption.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires that the service cost component of net periodic pension cost be disclosed with other compensation costs in the income statement. For all other cost components, an entity must either separately disclose the other cost components in separate line item(s) outside a subtotal of income from operations in the income statement or disclose the line item(s) used to present the other cost components in the income statement. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company adopted this standard on January 1, 2018 on a retrospective basis with no impact to its Consolidated Financial Statements at the time of adoption.
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. The new guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the award’s fair value, vesting conditions and classification remain the same immediately before and after the change, modification accounting is not applied. Additionally, the guidance does not require valuation before or after the change if the change does not affect any of the inputs to the model used to value the award. The guidance is effective in annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The new guidance will be applied on a prospective basis to awards modified on or after the adoption date. The Company adopted this standard on January 1, 2018 on a prospective basis with no impact to its Consolidated Financial Statements at the time of adoption.

Accounting Guidance Pending Adoption at March 31, 2018

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. Adoption using the modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company does not plan to early adopt this guidance. The Company is in the process of identifying our complete lease population as defined by this guidance and expects to complete this analysis in the second quarter. The Company continues to evaluate our internal systems, accounting policies, processes and related internal controls for potential impacts. To date, our preliminary review suggests that adoption will result in additional assets and liabilities on our Consolidated Statement of Financial Condition which may require modification of the Company's internal systems, accounting policies, processes and related internal controls to allow for the calculation of the lease liability and right-of-use asset as required by this guidance. The Company will adopt this guidance on January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not plan to early adopt this guidance. The Company's cross-functional team from Finance, Credit and IT are leading the implementation efforts to evaluate the impact of this guidance on its Consolidated Financial Statements, internal systems, accounting policies, processes and related internal controls. To date, our preliminary review of this guidance suggests that adoption may materially increase the allowance for loan losses and decrease capital levels; however, the extent of these impacts will depend on the asset quality of the portfolio and significant estimates and judgments made by management at the time of adoption. The team is currently completing due diligence on acceptable methodologies under the guidance and potential software solutions which could support the methodologies. The Company will adopt this guidance on January 1, 2020.

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

2. NONINTEREST INCOME

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The standard applies to certain revenue streams included in noninterest income on our unaudited Consolidated Statements of Income, discussed in more detail below. See Note 1 for further information about our adoption of ASU 2014-09, and Note 13 for further information about the disaggregation of noninterest income by segment.
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended March 31,
	2018	2017
Bailment fees	$6,093	$4,703
Interchange fees	3,460	3,198
Other card and ATM fees	252	230
Total credit/debit card and ATM income	$9,805	$8,131
Credit/debit card and ATM income is primarily composed of bailment fees which are earned from bailment arrangements with our customers. Bailment arrangements are legal relationships in which property is delivered to another party's temporary custody and control without a transfer of ownership. The party receiving the property (the bailee) has possession and control of the property and is obligated to take reasonable care of the property. The party who transferred the property (the bailor) retains ownership interest of the property. In the event that the bailee files for bankruptcy protection, the property is not included in the bailee's assets. The bailee pays an agreed-upon fee for the use of the bailor's property in exchange for the bailor allowing use of the assets at the bailee's site. Bailment fees are earned from cash that is owned by WSFS but available for customers' use at an offsite location, such as cash located in an ATM at a customer's place of business. This revenue stream generates fee income through monthly billing for bailment services.
Credit/debit card and ATM income also includes interchange fees. Interchange fees are paid by a merchant's bank to a bank that issued the debit or credit card used in a transaction to compensate the issuing bank for the value and benefit the merchant receives from accepting electronic payments. These revenue streams generate fee income at the time a transaction occurs and are recorded as revenue at the time of the transaction.
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended March 31,
	2018	2017
Trust fees	$5,248	$4,296
Wealth management and advisory fees	3,941	3,743
Total investment management and fiduciary income	$9,189	$8,039
Investment management and fiduciary income is primarily composed of trust fees and wealth management fees. Trust fees are based on revenue earned from investment and trustee services to families and individuals across the U.S.; custody, escrow and trustee services on structured finance transactions; indenture trustee, administrative agent and collateral agent services to institutions and corporations; and commercial domicile and independent director services. Most fees are flat fees, except for a portion of personal and corporate trustee fees where we earn a percentage of assets under management. This revenue stream primarily generates fee income through monthly, quarterly and annual billing for services provided.
Wealth management fees consists of fees from Cypress Capital, West Capital, Powdermill, Wealth Client Management and WSFS Investment Group (WIG). Wealth management fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage.  The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through quarterly and annual billing for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended March 31,
	2018	2017
Service fees	$2,580	$2,396
Return and overdraft fees	1,884	1,845
Other deposit service fees	166	156
Total deposit service charges	$4,630	$4,397
Deposit service charges includes revenue earned from our core deposit products, certificates of deposit, and brokered deposits. We generate revenues from deposit service charges primarily through service charges and overdraft fees. Service charges consist primarily of monthly account maintenance fees, cash management fees, foreign ATM fees and other maintenance fees. All of these revenue streams generate fee income through service charges for monthly account maintenance and similar items, transfer fees, late fees, overlimit fees, and stop payment fees. Revenue is recorded at the time of the transaction.
Other income
The following table presents the components of other income:

	Three Months Ended March 31,
	2018	2017
Managed service fees	2,826	2,619
Currency preparation	725	683
ATM insurance	590	697
Miscellaneous products and services	1,767	1,197
Total other income	$5,908	$5,196
Other income primarily consists of managed services, currency preparation, ATM insurance and other miscellaneous products and services offered by the Bank. These fees are primarily generated through monthly billings or at the time of the transaction.
Arrangements with multiple performance obligations
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers.
Practical expedients and exemptions
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

3. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2018	2017
Numerator:
Net income	$37,350	$18,937
Denominator:
Weighted average basic shares	31,426	31,407
Dilutive potential common shares	834	942
Weighted average fully diluted shares	32,260	32,349
Earnings per share:
Basic	$1.19	$0.60
Diluted	$1.16	$0.59
Outstanding common stock equivalents having no dilutive effect	88	22

4. INVESTMENT SECURITIES
The following tables detail the amortized cost and the estimated fair value of our investments in available-for-sale and held-to-maturity debt securities as well as our equity investments. None of our investments in debt securities are classified as trading.

	March 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Debt Securities(1)
CMO	$277,079	$5	$7,848	$269,236
FNMA MBS	523,676	71	14,747	509,000
FHLMC MBS	99,860	3	2,564	97,299
GNMA MBS	33,063	149	929	32,283
	$933,678	$228	$26,088	$907,818
Held-to-Maturity Debt Securities
State and political subdivisions	$159,672	$310	$818	$159,164

Equity Investments (2)
Visa Class B shares	$14,100	$15,346	$—	$29,446
Other equity investments	3,947	—	30	3,917
	$18,047	$15,346	$30	$33,363

(1)
Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $1.5 million at March 31, 2018 related to securities transferred, which are offset in Accumulated other comprehensive loss, net of tax.

(2)	Equity investments are included in Other investments in the unaudited Consolidated Statements of Financial Condition.

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Debt Securities(1)
CMO	$250,592	$88	$4,141	$246,539
FNMA MBS	479,218	941	6,172	473,987
FHLMC MBS	88,681	118	924	87,875
GNMA MBS	29,300	209	411	29,098
	$847,791	$1,356	$11,648	$837,499
Held-to-Maturity Debt Securities
State and political subdivisions	$161,186	$1,758	$91	$162,853

Equity Investments (2)
Visa Class B shares	$14,048	$—	$—	$14,048
Other equity investments	3,943	—	20	3,923
	$17,991	$—	$20	$17,971

(1)
Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $1.6 million at December 31, 2017 related to securities transferred, which are offset in Accumulated other comprehensive loss, net of tax.

(2)	Equity investments are included in Other investments in the unaudited Consolidated Statements of Financial Condition.

The scheduled maturities of our available-for-sale debt securities at March 31, 2018 and December 31, 2017 are presented in the table below:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2018
Within one year	$—	$—
After one year but within five years	19,963	19,389
After five years but within ten years	180,927	173,171
After ten years	732,788	715,258
	$933,678	$907,818
December 31, 2017
Within one year	$—	$—
After one year but within five years	20,051	19,825
After five years but within ten years	179,812	175,583
After ten years	647,928	642,091
	$847,791	$837,499

The scheduled maturities of our held-to-maturity debt securities at March 31, 2018 and December 31, 2017 are presented in the table below:

	Held to Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2018
Within one year	$160	$160
After one year but within five years	6,867	6,850
After five years but within ten years	20,042	19,930
After ten years	132,603	132,224
	$159,672	$159,164
December 31, 2017
Within one year	$322	$320
After one year but within five years	5,895	5,894
After five years but within ten years	18,751	18,873
After ten years	136,218	137,766
	$161,186	$162,853
Mortgage-backed securities (MBS) may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty.
Investment securities with fair market values aggregating $619.0 million and $688.2 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of March 31, 2018 and December 31, 2017, respectively.
During the three months ended March 31, 2018, we sold $7.0 million of debt securities categorized as available for sale, resulting in realized gains of less than $0.1 million and no realized losses. During the three months ended March 31, 2017, we sold $263.0 million of debt securities categorized as available for sale, resulting in realized gains of $0.3 million and one security with an immaterial realized loss. The cost basis of all debt securities sales is based on the specific identification method.
As of March 31, 2018 and December 31, 2017, our debt securities portfolio had remaining unamortized premiums of $13.9 million and $14.1 million, respectively, and unaccreted discounts of $1.3 million as of both March 31, 2018 and December 31, 2017.

For debt securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at March 31, 2018.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$186,243	$4,292	$77,903	$3,556	$264,146	$7,848
FNMA MBS	339,535	7,581	122,243	7,166	461,778	14,747
FHLMC MBS	76,822	1,463	20,401	1,101	97,223	2,564
GNMA MBS	10,537	265	14,127	664	24,664	929
Total temporarily impaired investments	$613,137	$13,601	$234,674	$12,487	$847,811	$26,088

Held-to-maturity debt securities:
State and political subdivisions	$92,114	$708	$5,372	$110	$97,486	$818
Total temporarily impaired investments	$92,114	$708	$5,372	$110	$97,486	$818

Other investments	$—	$—	$617	$30	$617	$30
For investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2017.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$146,726	$1,820	$77,149	$2,321	$223,875	$4,141
FNMA MBS	204,921	1,479	126,342	4,693	331,263	6,172
FHLMC MBS	42,514	269	21,405	655	63,919	924
GNMA MBS	4,615	56	14,782	355	19,397	411
Total temporarily impaired investments	$398,776	$3,624	$239,678	$8,024	$638,454	$11,648

Held-to-maturity debt securities:
State and political subdivisions	$23,404	$59	$5,625	$32	$29,029	$91
Total temporarily impaired investments	$23,404	$59	$5,625	$32	$29,029	$91

Other investments	$—	$—	$624	$20	$624	$20
At March 31, 2018, we owned debt securities totaling $945.3 million for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $26.9 million at March 31, 2018. The temporary impairment is the result of changes in market interest rates subsequent to purchase. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.
All debt securities, with the exception of one having a fair value of $0.8 million at March 31, 2018, were AA-rated or better at the time of purchase and remained investment grade at March 31, 2018. All securities were evaluated for OTTI at March 31, 2018 and December 31, 2017. The result of this evaluation showed no OTTI as of March 31, 2018 or December 31, 2017. The estimated weighted average duration of MBS was 5.42 years at March 31, 2018.

5. LOANS
The following table shows our loan portfolio by category:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commercial and industrial	$1,489,563	$1,464,554
Owner-occupied commercial	1,080,662	1,079,247
Commercial mortgages	1,164,424	1,187,705
Construction	289,943	281,608
Residential (1)	247,083	253,301
Consumer	582,722	558,493
	4,854,397	4,824,908
Less:
Deferred fees, net	7,829	7,991
Allowance for loan losses	40,810	40,599
Net loans	$4,805,758	$4,776,318
(1) Includes reverse mortgages, at fair value of $20.0 million at March 31, 2018 and $19.8 million at December 31, 2017.
The following table shows the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the Company applies ASC 310-30 as of the dates indicated:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Outstanding principal balance	$24,838	$27,034
Carrying amount	19,828	21,295
Allowance for loan losses	326	358

The following table presents the changes in accretable yield on the acquired credit impaired loans for the three months ended March 31, 2018:

(Dollars in thousands)	Three months ended March 31, 2018
Balance at beginning of period	$3,035
Accretion	(417)
Reclassification from nonaccretable difference	2
Additions/adjustments	(180)
Disposals	—
Balance at end of period	$2,440

6. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION
Allowance for Loan Losses
We maintain an allowance for loan losses which represents our best estimate of probable losses in our loan portfolio. As losses are realized, they are charged to this allowance. We established our allowance in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102 (SAB 102), Selected Loan Loss Allowance Methodology and Documentation Issues, ASC 450, Contingencies and ASC 310, Receivables. When we have reason to believe it is probable that we will not be able to collect all contractually due amounts of principal and interest, loans are evaluated for impairment on an individual basis and a specific allocation of the allowance is assigned in accordance with ASC 310-10. We also maintain an allowance for loan losses on acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based on a continuing review of these portfolios. The following are included in our allowance for loan losses:

•	Specific reserves for impaired loans

•	An allowance for each pool of homogenous loans based on historical loss experience

•	Adjustments for qualitative and environmental factors allocated to pools of homogenous loans
When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, if necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the three months ended March 31, 2018 and 2017, net charge-offs totaled $3.4 million, or 0.29%, of average loans annualized, and $2.1 million, or 0.19%, of average loans annualized, respectively.
Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled as follows: commercial, owner-occupied commercial, commercial mortgages and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. The probability of default is calculated based on the historical rate of migration to impaired status during the last 29 quarters. During the three months ended March 31, 2018, we increased the look-back period to 29 quarters from the 28 quarters used at December 31, 2017. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the core reserves calculated by the ALLL model are adequately considering the losses within a full credit cycle.
Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 29 quarter look-back period.
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
The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be approximately nine quarters as of March 31, 2018. Our residential mortgage and consumer LEP remained at four quarters as of March 31, 2018. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP annually for our commercial portfolio and review the current four quarter LEP for the retail portfolio to determine the continued reasonableness of this assumption.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.
The following tables provide the activity of our allowance for loan losses and loan balances for the three months ended March 31, 2018:

(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(1)	Consumer	Total
Allowance for loan losses
Beginning balance	$16,732	$5,422	$5,891	$2,861	$1,798	$7,895	$40,599
Charge-offs	(3,360)	(10)	(48)	—	—	(462)	(3,880)
Recoveries	80	5	134	1	14	207	441
Provision (credit)	2,650	(58)	617	27	(129)	548	3,655
Provision for acquired loans	—	—	23	(25)	(3)	—	(5)
Ending balance	$16,102	$5,359	$6,617	$2,864	$1,680	$8,188	$40,810

Loans individually evaluated for impairment	$2,632	$—	$—	$—	$643	$186	$3,461
Loans collectively evaluated for impairment	13,296	5,347	6,528	2,857	1,001	7,994	37,023
Acquired loans evaluated for impairment	174	12	89	7	35	9	326
Ending balance	$16,102	$5,359	$6,617	$2,864	$1,679	$8,189	$40,810

Loans individually evaluated for impairment (2)	$16,993	$4,342	$5,946	$6,490	$12,861	$7,677	$54,309
Loans collectively evaluated for impairment	1,361,517	938,166	970,750	267,293	145,753	541,644	4,225,123
Acquired nonimpaired loans	107,183	133,007	178,518	15,259	67,722	33,152	534,841
Acquired impaired loans	3,870	5,147	9,210	901	777	249	20,154
Ending balance (3)	$1,489,563	$1,080,662	$1,164,424	$289,943	$227,113	$582,722	$4,834,427

(1)	Period-end loan balance excludes reverse mortgages, at fair value of $20.0 million.

(2)
The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $20.2 million for the period ending March 31, 2018. Accruing troubled debt restructured loans are considered impaired loans.

(3)	Ending loan balances do not include net deferred fees.

The following table provides the activity of the allowance for loan losses and loan balances for the three months ended March 31, 2017:

(Dollars in thousands)	Commercial	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(1)	Consumer	Total
Allowance for loan losses
Beginning balance	$13,339	$6,588	$8,915	$2,838	$2,059	$6,012	$39,751
Charge-offs	(1,255)	(192)	(104)	(14)	(11)	(1,143)	(2,719)
Recoveries	84	75	46	2	120	305	632
Provision (credit)	1,949	(441)	(518)	158	(114)	1,080	2,114
Provision for acquired loans	88	—	(4)	(23)	—	(13)	48
Ending balance	$14,205	$6,030	$8,335	$2,961	$2,054	$6,241	$39,826

Loans individually evaluated for impairment	$1,860	$—	$1,395	$500	$887	$194	$4,836
Loans collectively evaluated for impairment	12,165	6,015	6,763	2,397	1,144	6,042	34,526
Acquired loans evaluated for impairment	180	15	177	64	23	5	464
Ending balance	$14,205	$6,030	$8,335	$2,961	$2,054	$6,241	$39,826

Loans individually evaluated for impairment (2)	$16,767	$4,020	$9,771	$3,130	$14,280	$9,029	$56,997
Loans collectively evaluated for impairment	1,175,911	919,508	928,925	225,718	158,430	405,285	3,813,777
Acquired nonimpaired loans	141,933	156,724	216,410	24,540	85,679	50,321	675,607
Acquired impaired loans	5,256	12,040	10,450	2,372	866	263	31,247
Ending balance (3)	$1,339,867	$1,092,292	$1,165,556	$255,760	$259,255	$464,898	$4,577,628

(1)	Period-end loan balance excludes reverse mortgages, at fair value of $22.5 million.

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

The following tables show our nonaccrual and past due loans at the dates indicated:

	March 31, 2018
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$403	$708	$31	$1,142	$1,467,695	$3,870	$16,856	$1,489,563
Owner-occupied commercial	1,529	—	—	1,529	1,069,644	5,147	4,342	1,080,662
Commercial mortgages	616	34	46	696	1,149,408	9,210	5,110	1,164,424
Construction	2,024	—	—	2,024	285,580	901	1,438	289,943
Residential(1)	2,446	211	155	2,812	219,366	777	4,158	227,113
Consumer	532	179	323	1,034	579,283	249	2,156	582,722
Total (2)	$7,550	$1,132	$555	$9,237	$4,770,976	$20,154	$34,060	$4,834,427
% of Total Loans	0.16%	0.02%	0.01%	0.19%	98.69%	0.42%	0.70%	100%

(1)	Residential accruing current balances excludes reverse mortgages at fair value of $20.0 million.

(2)	The balances above include a total of $534.8 million of acquired non-impaired loans.

	December 31, 2017
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,050	$—	$—	$1,050	$1,440,291	$4,156	$19,057	$1,464,554
Owner-occupied commercial	2,069	233	—	2,302	1,067,488	5,803	3,654	1,079,247
Commercial mortgages	320	90	—	410	1,171,701	9,724	5,870	1,187,705
Construction	—	—	—	—	278,864	940	1,804	281,608
Residential(1)	2,058	731	356	3,145	225,434	784	4,124	233,487
Consumer	1,117	463	105	1,685	554,634	247	1,927	558,493
Total(2)	$6,614	$1,517	$461	$8,592	$4,738,412	$21,654	$36,436	$4,805,094
% of Total Loans	0.14%	0.03%	0.01%	0.18%	98.61%	0.45%	0.76%	100%

(1)	Residential accruing current balances excludes reverse mortgages, at fair value of $19.8 million.

(2)	The balances above include a total of $565.5 million of acquired non-impaired loans.
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

The following tables provide an analysis of our impaired loans at March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$18,592	$3,038	$15,554	$2,806	$24,842	$17,941
Owner-occupied commercial	6,032	4,342	1,690	12	6,360	6,103
Commercial mortgages	7,427	5,946	1,481	89	16,370	11,103
Construction	6,718	6,490	228	7	7,239	5,134
Residential	13,261	8,195	5,066	679	15,992	14,334
Consumer	7,911	6,480	1,431	194	8,953	8,136
Total (2)	$59,941	$34,491	$25,450	$3,787	$79,756	$62,751

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)	The above includes acquired impaired loans totaling $5.6 million in the ending loan balance and $6.6 million in the contractual principal balance.

	December 31, 2017
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$20,842	$3,422	$17,420	$3,861	$23,815	$15,072
Owner-occupied commercial	5,374	3,654	1,720	12	5,717	5,827
Commercial mortgages	7,598	4,487	3,111	112	16,658	12,630
Construction	6,292	6,023	269	33	6,800	4,523
Residential	14,181	8,282	5,899	796	17,015	14,533
Consumer	7,819	6,304	1,515	203	8,977	8,158
Total (2)	$62,106	$32,172	$29,934	$5,017	$78,982	$60,743

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)	The above includes acquired impaired loans totaling $5.8 million in the ending loan balance and $6.8 million in the contractual principal balance.
Interest income of $0.3 million was recognized on impaired loans during the three months ended March 31, 2018. Interest income of $0.3 million was recognized on impaired loans during the three months ended March 31, 2017.
As of March 31, 2018, there were 38 residential loans and 10 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $3.3 million and $6.1 million, respectively. As of December 31, 2017, there were 33 residential loans and 8 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $2.9 million and $6.0 million, respectively.
Reserves on Acquired Nonimpaired Loans
In accordance with FASB ASC 310, loans acquired by the Bank through its mergers with First National Bank of Wyoming, Alliance Bancorp, Inc. (Alliance) and Penn Liberty are required to be reflected on the balance sheet at their fair values on the date of acquisition as opposed to their contractual values. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date the Bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

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
Commercial Credit Exposure

	March 31, 2018
(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
					Amount	%
Risk Rating:
Special mention	$24,871	$15,874	$4,346	$—	$45,091
Substandard:
Accrual	33,960	18,055	2,399	5,796	60,210
Nonaccrual	14,224	4,342	5,110	1,438	25,114
Doubtful	2,632	—	—	—	2,632
Total Special Mention and Substandard	75,687	38,271	11,855	7,234	133,047	3%
Acquired impaired	3,870	5,147	9,210	901	19,128	1%
Pass	1,410,006	1,037,244	1,143,359	281,808	3,872,417	96%
Total	$1,489,563	$1,080,662	$1,164,424	$289,943	$4,024,592	100%

(1)	Table includes $434.0 million of acquired non-impaired loans as of March 31, 2018.

	December 31, 2017
(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
					Amount	%
Risk Rating:
Special mention	$22,789	$16,783	$—	$—	$39,572
Substandard:
Accrual	34,332	19,386	1,967	4,965	60,650
Nonaccrual	15,370	3,654	5,852	1,804	26,680
Doubtful	3,687	—	18	—	3,705
Total Special Mention and Substandard	76,178	39,823	7,837	6,769	130,607	3%
Acquired impaired	4,156	5,803	9,724	940	20,623	1%
Pass	1,384,220	1,033,621	1,170,144	273,899	3,861,884	96%
Total	$1,464,554	$1,079,247	$1,187,705	$281,608	$4,013,114	100%

(1)	Table includes $457.3 million of acquired non-impaired loans as of December 31, 2017.

Residential and Consumer Credit Exposure

(Dollars in thousands)	Residential(2)		Consumer		Total Residential and Consumer(3)
	March 31,	December 31,	March 31,	December 31,	March 31, 2018		December 31, 2017
	2018	2017	2018	2017	Amount	Percent	Amount	Percent
Nonperforming(1)	$12,861	$13,778	$7,677	$7,588	$20,538	3%	$21,366	3%
Acquired impaired loans	777	784	249	247	1,026	—%	1,031	—%
Performing	213,475	218,925	574,796	550,658	788,271	97%	769,583	97%
Total	$227,113	$233,487	$582,722	$558,493	$809,835	100%	$791,980	100%

(1)
Includes $14.2 million as of March 31, 2018 and $15.3 million as of December 31, 2017 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.

(2)	Residential performing loans excludes $20.0 million and $19.8 million of reverse mortgages at fair value as of March 31, 2018 and December 31, 2017, respectively.

(3)	Total includes $100.9 million and $108.2 million in acquired non-impaired loans as of March 31, 2018 and December 31, 2017, respectively.
Troubled Debt Restructurings (TDRs)
TDRs are recorded in accordance with FASB ASC 310-40, Troubled Debt Restructuring by Creditors (ASC 310-40).
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Performing TDRs	$20,248	$20,061
Nonperforming TDRs	9,907	9,627
Total TDRs	$30,155	$29,688
Approximately $0.8 million and $1.0 million in related reserves have been established for these loans at March 31, 2018 and December 31, 2017, respectively.
The following table presents information regarding the types of loan modifications made for the three months ended March 31, 2018 and 2017:

	March 31, 2018					March 31, 2017
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other (1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other (1)	Total
Commercial	—	—	—	—	—	—	1	—	—	1
Owner-occupied commercial	—	—	—	—	—	—	1	—	—	1
Commercial Mortgages	—	1	—	—	1	—	—	—	—	—
Construction	—	1	—	—	1	—	2	—	—	2
Residential	—	—	—	—	—	—	—	1	—	1
Consumer	1	1	—	2	4	—	—	6	1	7
Total	1	3	—	2	6	—	4	7	1	12

(1)	Other includes underwriting exceptions.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and payment is reasonably assured.

The following table presents loans identified as TDRs during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018		2017
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$—	$—	$443	$443
Owner-occupied commercial	—	—	3,071	3,071
Commercial mortgages	458	458	—	—
Construction	920	920	1,712	1,712
Residential	—	—	242	242
Consumer	262	262	584	584
Total	$1,640	$1,640	$6,052	$6,052

During the three months ended March 31, 2018, the TDRs set forth in the table above resulted in no increase in our allowance for loan losses and no additional charge-offs. For the same period of 2017, the TDRs set forth in the table above increased our allowance for loan losses by $0.3 million and resulted in no additional charge-offs. During the three months ended March 31, 2018, two TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of $0.1 million. During the three months ended March 31, 2017, three TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of $0.7 million.
7. DEPOSITS

The following table shows our deposits by category:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Noninterest-bearing:
Noninterest demand (1)	$1,372,271	$1,420,760
Total noninterest-bearing	$1,372,271	$1,420,760

Interest-bearing:
Interest-bearing demand	$991,020	$1,071,512
Savings	561,432	549,744
Money market	1,382,178	1,347,146
Total core deposits (1)	2,934,630	2,968,402
Customer time deposits (1)	642,116	629,071
Brokered deposits	253,498	229,371
Total interest-bearing	3,830,244	3,826,844
Total deposits	$5,202,515	$5,247,604

(1)	Noninterest demand, total core deposits and customer time deposits represent the Company's total customer deposits.

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
We account for our obligations under the provisions of FASB ASC 715, Compensation - Retirement Benefits (ASC 715). ASC 715 requires that we recognize the costs of these benefits over an Associate’s active working career. Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year. We recognize our net periodic benefit cost in Salaries, benefits and other compensation in our Consolidated Statements of Income.
The following are disclosures of the net periodic benefit cost components of postretirement medical benefits measured at January 1, 2018 and 2017.

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Service cost	$15	$15
Interest cost	17	19
Prior service cost amortization	(19)	(19)
Net gain recognition	(11)	(16)
Net periodic benefit cost	$2	$(1)

Alliance Associate Pension Plan

During the fourth quarter of 2015, we completed the acquisition of Alliance and its wholly owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At the time of the acquisition we assumed the Alliance pension plan offered to its current associates.
The following table shows the net periodic benefit cost components for the Alliance Associate Pension Plan benefits measured at January 1, 2018.

(Dollars in thousands)	Three months ended March 31,
	2018	2017
Service cost	$10	$10
Interest cost	73	75
Expected return on plan assets	(135)	(135)
Prior service cost amortization	—	—
Net gain recognition	—	—
Net periodic benefit cost	$(52)	$(50)

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
We accounted for the tax effects of the Tax Cuts and Jobs Act, enacted on December 22, 2017, on a provisional basis. At December 31, 2017, the accounting for certain income tax effects was incomplete, but we determined reasonable estimates for those effects which were included in the financial statements. We expect to complete the accounting during 2018 in accordance with the one year measurement period.
There were no unrecognized tax benefits as of March 31, 2018. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2014 through 2017 tax years are subject to examination as of March 31, 2018. We do not expect to record or realize any material unrecognized tax benefits during 2018.
As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $0.5 million of such amortization has been reflected as income tax expense for the three months ended March 31, 2018 compared to $0.4 million for the same period in 2017.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the three months ended March 31, 2018 were $0.4 million, $0.5 million and $0.1 million, respectively. The carrying value of the investment in affordable housing credits is $13.3 million at March 31, 2018, compared to $13.8 million at December 31, 2017.
10. STOCK-BASED COMPENSATION
During the three months ended March 31, 2018, we issued stock-based compensation awards to certain associates including stock options and Restricted Stock Units (RSUs). The number of shares reserved for issuance under our 2013 Incentive Plan (2013 Plan) is 2,096,535. At March 31, 2018, there were 276,508 shares available for future grants under the 2013 Plan.
We record stock-based compensation expense related to awards granted to associates in Salaries, benefits and other compensation; expense related to awards granted to directors is recorded in Other operating expense in our Consolidated Statements of Income. Total stock-based compensation expense recognized during the three months ended March 31, 2018 and 2017 was $1.0 million ($0.8 million after tax) and $0.9 million ($0.6 million after tax), respectively.
Stock Options
During the three months ended March 31, 2018, we awarded 72,521 stock options to certain Associates with a weighted average exercise price of $48.33. Stock options granted during 2018 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire seven years from the grant date. We issue new shares upon the exercise of options.
We determine the grant date fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are subjective. The expected term was derived from historical exercise patterns and represents the amount of time that stock options granted are expected to be outstanding. Other significant assumptions used to determine the grant date fair value of options granted in 2018 include volatility measured using the fluctuation in month end closing stock prices over a period which corresponds with the average expected option life; a weighted-average risk-free rate of return (zero coupon treasury yield); and a dividend yield indicative of our current dividend rate.

The following table summarizes the assumptions we used to value options awarded during the three months ended March 31, 2018:

March 31, 2018
Expected term (in years)	5.3
Volatility	23.0%
Weighted-average risk-free interest rate	2.69%
Dividend yield	0.74%
The total amount of unrecognized compensation cost related to nonvested stock options as of March 31, 2018 was $1.3 million. The weighted-average period over which the expense is expected to be recognized is 2.84 years. During the first quarter of 2018, we recognized $0.3 million of compensation expense related to these awards.
Restricted Stock and Restricted Stock Units
During three months ended March 31, 2018, we awarded 44,177 RSUs to certain Associates with a grant date fair value per unit of $48.40. RSUs are granted at no cost to the recipient and generally vest over a four year period. All outstanding awards granted to senior executives vest over no less than a four year period. The 2013 Plan allows for awards with vesting periods less than four years subject to Board approval. The fair value of RSUs is equal to the fair value of our Common Stock on the date of grant.
The total amount of compensation cost to be recognized relating to non-vested restricted stock as of March 31, 2018 was $3.8 million. The weighted average period over which the expense is expected to be recognized is 2.91 years. During the three months ended March 31, 2018, we recognized $0.6 million of compensation cost related to these awards.

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

The following tables present financial instruments carried at fair value as of March 31, 2018 and December 31, 2017 by level in the valuation hierarchy (as described above):

	March 31, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$269,236	$—	$269,236
FNMA MBS	—	509,000	—	509,000
FHLMC MBS	—	97,299	—	97,299
GNMA MBS	—	32,283	—	32,283
Other investments	617	—	—	617
Other assets	—	1,168	—	1,168
Total assets measured at fair value on a recurring basis	$617	$908,986	$—	$909,603

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$4,335	$—	$4,335

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$32,746	$32,746
Other real estate owned	—	—	2,567	2,567
Loans held for sale	—	15,937	—	15,937
Impaired loans, net	—	—	56,154	56,154
Total assets measured at fair value on a nonrecurring basis	$—	$15,937	$91,467	$107,404

	December 31, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$246,539	$—	$246,539
FNMA MBS	—	473,987	—	473,987
FHLMC MBS	—	87,875	—	87,875
GNMA MBS	—	29,098	—	29,098
GSE	—	—	—	—
Other investments	623	—	—	623
Other assets	—	747	—	747
Total assets measured at fair value on a recurring basis	$623	$838,246	$—	$838,869

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,225	$—	$3,225

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$17,348	$17,348
Other real estate owned	—	—	2,503	2,503
Loans held for sale	—	31,055	—	31,055
Impaired loans, net	—	—	57,089	57,089
Total assets measured at fair value on a nonrecurring basis	$—	$31,055	$76,940	$107,995

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2018.
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
Available-for-sale securities
As of March 31, 2018, securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are $907.8 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
Other investments
Other investments includes our investments in equity securities with and without readily determinable fair values. Equity investments with readily determinable fair values are categorized as Level 1. Equity investments without readily determinable fair values, which includes our Visa Class B shares, are categorized as Level 3. Our Visa Class B ownership includes shares acquired at no cost from our prior participation in Visa’s network while Visa operated as a cooperative as well as shares subsequently acquired through private transactions and auctions.
Our equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period. As a result of our adoption of ASU 2016-01 and observable market transactions, we recorded an unrealized gain on these shares of $15.3 million as of March 31, 2018. See Note 4 for further information.
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
Impaired loans
We evaluate and value impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral has a unique appraisal and management’s discount of the value is based on the factors unique to each impaired loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which typically ranges from 10% - 20%. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on the appraisals by qualified licensed appraisers hired by us. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.
The gross amount of impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans was $59.9 million and $62.1 million at March 31, 2018 and December 31, 2017, respectively. The valuation allowance on impaired loans was $3.8 million as of March 31, 2018 and $5.0 million as of December 31, 2017.

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
Other investments
Other investments includes our investments in equity securities with and without readily determinable fair values (see discussion in “Fair Value of Financial Assets and Liabilities” section above).
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
Other assets
Other assets includes, among other things, investments in subsidiaries, prepaid expenses, interest and fee income receivable, derivative financial instruments and deferred tax assets (see discussion in “Fair Value of Financial Assets and Liabilities” section above).

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
The book value and estimated fair value of our financial instruments are as follows:

(Dollars in thousands)		March 31, 2018		December 31, 2017
	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$711,089	$711,089	$723,866	$723,866
Investment securities available for sale	See previous table	907,818	907,818	837,499	837,499
Investment securities held to maturity	Level 2	159,672	159,164	161,186	162,853
Other investments	Level 1,3	33,363	33,363	17,971	48,050
Loans, held for sale	Level 2	15,937	15,937	31,055	31,055
Loans, net(1)(2)	Level 2,3	4,749,604	4,732,340	4,719,229	4,699,458
Impaired loans, net	Level 3	56,154	56,154	57,089	57,089
Stock in FHLB of Pittsburgh	Level 2	28,854	28,854	31,284	31,284
Accrued interest receivable	Level 2	19,969	19,969	19,405	19,405
Other assets	Level 3	1,606	1,606	790	790
Financial liabilities:
Deposits	Level 2	5,202,515	4,768,066	5,247,604	4,848,588
Borrowed funds	Level 2	932,197	925,902	937,806	937,605
Standby letters of credit	Level 3	562	562	603	603
Accrued interest payable	Level 2	3,450	3,450	1,037	1,037
Other liabilities	Level 2	4,335	4,335	3,188	3,188
 (1) Excludes impaired loans, net.
 (2) Includes reverse mortgage loans, which are categorized as Level 3.
At March 31, 2018 and December 31, 2017 we had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of our derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of March 31, 2018.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Liability Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	3	$75,000	Other Liabilities	$(4,198)
Total		$75,000		$(4,198)
Derivatives not designated as hedging instruments:
Interest rate lock commitment with customers		62,920	Other Assets	$929
Interest rate lock commitment with customers		9,558	Other Liabilities	(42)
Forward sale commitments		32,895	Other Assets	238
Forward sale commitments		36,014	Other Liabilities	(108)
Total		$141,387		$1,017
Total derivatives		$216,387		$(3,181)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the three months ended March 31, 2018, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2018, we did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on our variable-rate pooled loans. During the next twelve months, we estimate that $0.8 million will be reclassified as an increase to interest income. During the three months ended March 31, 2018, $0.1 million was reclassified into interest income.
We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 1 month (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of March 31, 2018, we had three outstanding interest rate derivatives with a notional of $75 million that were designated as cash flow hedges of interest rate risk.

Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2017.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated OCI into Income (Effective Portion)
	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017
Interest Rate Products	$(764)	$(3,039)	Interest income
Total	$(764)	$(3,039)

	Amount of Gain or (Loss) Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three months ended March 31,
Derivatives Not Designated as a Hedging Instrument	2018	2017
Interest Rate Lock Commitments	$1,100	$—	Mortgage banking activity, net
Forward Sale Commitments	(83)	$—	Mortgage banking activity, net
Total	$1,017	$—

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
As of March 31, 2018, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $(4.2) million. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $4.5 million against our obligations under these agreements. If we had breached any of these provisions at March 31, 2018, we could have been required to settle our obligations under the agreements at the termination value.

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
The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through six business lines. WSFS Wealth Investments provides insurance and brokerage products primarily to our retail banking clients. Cypress, a registered investment adviser whose primary market segment is high-net-worth individuals, offers a "balanced" investment style focused on preservation of capital and providing current income. West Capital, a registered investment adviser, is a fee-only wealth management firm which operates under a multi-family office philosophy and provides fully-customized solutions tailored to the unique needs of institutions and high-net-worth individuals. Christiana Trust provides fiduciary and investment services to personal trust clients, and trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office that specializes in providing unique, independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

The following table shows segment results for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018				Three months ended March 31, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$65,290	$—	$2,323	$67,613	$58,688	$—	$2,138	$60,826
Noninterest income	26,606	11,353	9,508	47,467	10,167	9,677	8,248	28,092
Total external customer revenues	91,896	11,353	11,831	115,080	68,855	9,677	10,386	88,918
Inter-segment revenues:
Interest income	2,968	—	2,363	5,331	1,996	—	2,065	4,061
Noninterest income	2,108	181	34	2,323	2,164	191	36	2,391
Total inter-segment revenues	5,076	181	2,397	7,654	4,160	191	2,101	6,452
Total revenue	96,972	11,534	14,228	122,734	73,015	9,868	12,487	95,370
External customer expenses:
Interest expense	9,503	—	396	9,899	7,463	—	260	7,723
Noninterest expenses	39,435	7,319	6,658	53,412	38,960	6,135	6,411	51,506
Provision for loan losses	3,661	—	(11)	3,650	1,716	—	446	2,162
Total external customer expenses	52,599	7,319	7,043	66,961	48,139	6,135	7,117	61,391
Inter-segment expenses:
Interest expense	2,363	2,059	909	5,331	2,065	1,405	591	4,061
Noninterest expenses	215	672	1,436	2,323	227	715	1,449	2,391
Total inter-segment expenses	2,578	2,731	2,345	7,654	2,292	2,120	2,040	6,452
Total expenses	55,177	10,050	9,388	74,615	50,431	8,255	9,157	67,843
Income before taxes	$41,795	$1,484	$4,840	$48,119	$22,584	$1,613	$3,330	$27,527
Income tax provision				10,769				8,590
Consolidated net income				$37,350				$18,937

The following table shows significant components of segment net assets as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$112,124	$588,862	$10,103	$711,089	$104,530	$611,385	$7,951	$723,866
Goodwill	145,808	—	20,199	166,007	145,808	—	20,199	166,007
Other segment assets	5,880,317	6,717	223,801	6,110,835	5,882,910	6,078	220,679	6,109,667
Total segment assets	$6,138,249	$595,579	$254,103	$6,987,931	$6,133,248	$617,463	$248,829	$6,999,540
Capital expenditures	$2,070	$32	$122	$2,224	$8,197	$184	$613	$8,994

14. INDEMNIFICATIONS AND GUARANTEES
Secondary Market Loan Sales
Given the current interest rate environment and our overall asset and liability management approach, we typically sell newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis, to government sponsored entities (GSEs) such as FHLMC, FNMA, and the FHLB. Loans held for sale are reflected on our unaudited Consolidated Statements of Financial Condition at fair value with changes in the value reflected in our unaudited Consolidated Statements of Income. Gains and losses are recognized at the time of sale. We periodically retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. The mortgage servicing rights are included in our intangible assets in our unaudited Consolidated Statements of Financial Condition. Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that we intend to sell in the secondary market are accounted for as derivatives under ASC Topic 815, Derivatives and Hedging (ASC 815).
We do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the three months ended March 31, 2018.
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
At March 31, 2018 and December 31, 2017, there were 129 and 134 variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers. The initial notional aggregate amount was approximately $558.3 million at March 31, 2018 compared to $561.8 million at December 31, 2017. At March 31, 2018 maturities ranged from under one year to ten years. The aggregate market value of these swaps to the customers was a liability of $4.7 million at March 31, 2018 and $3.3 million at December 31, 2017. We had no reserves for the swap guarantees as of March 31, 2018.

15. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss includes unrealized gains and losses on available-for-sale investments, unrealized gains and losses on cash flow hedges, as well as unrecognized prior service costs, transition costs, and actuarial gains and losses on defined benefit pension plans. Changes to accumulated other comprehensive loss are presented net of tax as a component of stockholders' equity. Amounts that are reclassified out of accumulated other comprehensive loss are recorded on the Consolidated Statement of Income either as a gain or loss.
Changes to accumulated other comprehensive loss by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivative used for cash flow hedge	Total
Balance, December 31, 2017	$(7,842)	$1,223	$865	$(2,398)	$(8,152)
Other comprehensive (loss) income before reclassifications	(11,827)	—	—	(765)	(12,592)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(16)	(119)	59	—	(76)
Net current-period other comprehensive (loss) income	(11,843)	(119)	59	(765)	(12,668)
Balance, March 31, 2018	$(19,685)	$1,104	$924	$(3,163)	$(20,820)
Balance, December 31, 2016	$(8,194)	$1,392	$957	$(1,772)	$(7,617)
Other comprehensive income (loss) before reclassifications	1,272	—	—	(112)	1,160
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(206)	(101)	(23)	—	(330)
Net current-period other comprehensive income (loss)	1,066	(101)	(23)	(112)	830
Balance, March 31, 2017	$(7,128)	$1,291	$934	$(1,884)	$(6,787)
The Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the table below:

(Dollars in thousands)	Three Months Ended March 31,		Affected line item in Consolidated Statements of Income
	2018	2017
Securities available for sale:
Realized gains on securities transactions	$(21)	$(320)	Security gains, net
Income taxes	5	114	Income tax provision
Net of tax	$(16)	$(206)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(156)	$(160)	Interest income on investment securities
Income taxes	37	59	Income tax provision
Net of tax	$(119)	$(101)
Amortization of Defined Benefit Pension items:
Prior service costs (credits) (1)	$59	$(19)
Transition obligation	—	—
Actuarial gains	(11)	(16)
Total before tax	$48	$(35)	Salaries, benefits and other compensation
Income taxes	11	12	Income tax provision
Net of tax	59	(23)
Total reclassifications	$(76)	$(330)

(1)
The March 31, 2018 prior service costs balance includes a tax true-up adjustment of $0.1 million. Note that the tax true-up was made to the deferred tax asset with an offset to AOCI and does not affect the actual net periodic benefit costs of the pension plan.

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
The outstanding balances of loans to related parties at March 31, 2018 and December 31, 2017 were $2.0 million and $1.2 million, respectively. Total deposits from related parties at March 31, 2018 and December 31, 2017 were $6.9 million and $5.4 million, respectively. During the first quarter of 2018, new loans and credit line advances to related parties were $0.8 million and repayments were less than $0.1 million.

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
As previously disclosed, on February 27, 2018, we entered into a settlement agreement with Universitas Education, LLC (Universitas) to resolve claims related to services provided by Christiana Bank and Trust Company (Christiana Trust) prior to its acquisition by WSFS in December 2010. In accordance with the settlement agreement, we paid Universitas $12.0 million to fully settle the claims. WSFS will pursue all of its rights and remedies to recover this settlement payment and related costs, including by enforcing the indemnity right in the 2010 purchase agreement by which we acquired Christiana Trust. Additionally, we have taken steps to recover expenses from various insurance carriers. We intend to pursue all claims that we have for full restitution of this settlement.
There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). At $7.0 billion in assets and $19.1 billion in assets under management (AUM) and assets under administration, WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other types of financial institutions. A fixture in the community, we have been in operation for more than 185 years. In addition to our focus on stellar customer service, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Experiences growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
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
Our core banking business is commercial lending funded by customer-generated deposits. We have built a $4.0 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of March 31, 2018, we service our customers primarily from our 77 offices located in Delaware (46), Pennsylvania (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services through our branches and Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions.
The Cash Connect® segment is a premier provider of ATM vault cash, smart safe and cash logistics in the U.S. Cash Connect® manages $963.0 million in total cash and services over 23,000 non-bank ATMs and over 1,700 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates over 440 ATMs for the Bank, which has the largest branded ATM network in Delaware.
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
The Wealth Management segment provides a broad array of fiduciary, investment management, credit and deposit products to clients through six businesses. WSFS Wealth Investments, with $191.8 million in AUM, provides insurance and brokerage products primarily to our retail banking clients. Cypress, a registered investment adviser with approximately $905.2 million in AUM (includes $164.2 million of Christiana Trust assets for which Cypress serves as sub-adviser), is a fee-only wealth management firm offering a “balanced” investment style focused on preservation of capital and providing current income whose primary market segment is high-net-worth individuals. West Capital, a registered investment adviser with approximately $883.8 million in AUM, is a fee-only wealth management firm which operates under a multi-family office philosophy and provides fully customized solutions tailored to the unique needs of institutions and high-net-worth individuals. Christiana Trust, with $17.3 billion in AUM and assets under administration (includes $164.2 million of Christiana Trust assets for which Cypress serves as sub-adviser), provides fiduciary and investment services to personal trust clients; and trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office that specializes in providing unique, independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other business units to deliver investment management and fiduciary products and services.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Total assets decreased $11.6 million, or less than 1.0%, to $6.99 billion at March 31, 2018 compared to December 31, 2017. Bank-owned life insurance (BOLI) decreased $97.2 million, or 94.4%, due to the previously disclosed planned policy surrender. Loans held for sale decreased $15.1 million, or 49%, consistent with our strategy to sell most newly originated residential mortgages in the secondary market. Cash and cash equivalents decreased $12.8 million, or 2%, primarily due to improved cash optimization at Cash Connect® resulting in lower cash balances in non-owned ATMs. These decreases were partially offset by an increase of $70.3 million, or 8% in available-for-sale investment securities, due to our redeployment of cash received from the surrender of our BOLI policies into mortgage-backed securities. Net loans, excluding loans held for sale, increased $29.4 million, or 1%, primarily due to increases in commercial and consumer loans, partially offset by a decline in residential mortgages. In addition, as of March 31, 2018, we recorded an initial valuation adjustment of $15.3 million to our equity investment in Visa Class B shares as a result of our adoption of ASU 2016-01 (see Notes 1 and 11 to the unaudited Consolidated Financial Statements for additional information).
Total liabilities decreased $33.5 million, or 1%, to $6.24 billion during the three months ended March 31, 2018. FHLB advances decreased $122.8 million, or 17% partially offset by an increase of $97.0 million in federal funds purchased and an increase of $20.2 million, or 58%, in other borrowed funds. Deposits decreased $45.1 million, or 1%, including a decrease of $69.2 million in customer deposits, partially offset by an increase of $24.1 million in brokered deposits. The decline in deposits includes a $55.0 million decrease in public funding account balances, which is consistent with historical seasonal trends.  Other liabilities increased $14.7 million or 17%, primarily due to the timing of settlement of purchases of debt securities from the proceeds of the planned surrender of our BOLI policies.
Capital Resources
Share Repurchases: During the first quarter of 2018, WSFS repurchased 70,000 shares of common stock at an average price of $49.69 as part of our 5% share buyback program approved by the Board of Directors during the fourth quarter of 2015. WSFS has 629,194 shares, or more than 2% of outstanding shares, remaining to repurchase under this authorization.
Stockholders’ equity increased $21.9 million between December 31, 2017 and March 31, 2018. This increase was primarily due to net income for the three months ended March 31, 2018 of $37.4 million and an increase of $3.6 million related to the issuance of stock based compensation and stock option expense. These were partially offset by a decline in the fair value of our available-for-sale securities portfolio of $11.8 million, year-to-date stock buybacks of $3.5 million and the payment of common stock dividends of $2.8 million.

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of March 31, 2018:

	Consolidated Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$717,562	12.42%	$462,362	8.00%	$577,952	10.00%
WSFS Financial Corporation	690,812	11.89%	464,817	8.00%	581,021	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	675,904	11.69%	346,771	6.00%	462,362	8.00%
WSFS Financial Corporation	649,153	11.17%	348,612	6.00%	464,817	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	675,904	11.69%	260,079	4.50%	375,669	6.50%
WSFS Financial Corporation	584,153	10.05%	261,459	4.50%	377,664	6.50%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	675,904	10.08%	268,339	4.00%	335,424	5.00%
WSFS Financial Corporation	649,153	9.64%	269,341	4.00%	336,677	5.00%
Book value per share of common stock was $23.72 at March 31, 2018, an increase of $0.66, or 3% from $23.06 at December 31, 2017. Tangible book value per share of common stock (a non-GAAP financial measure) was $17.75 at March 31, 2018, an increase of $0.69, or 4%, from $17.06 at December 31, 2017.  We believe tangible common book value per share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible common book value per share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."
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
Not included in the Bank’s capital, the Company separately held $38.5 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
As shown in the table above, as of March 31, 2018, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

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
During the three months ended March 31, 2018, cash and cash equivalents decreased $12.8 million to $711.1 million from $723.9 million as of December 31, 2017. Cash provided by operating activities was $62.5 million, reflecting the cash impact of earnings and increased sales of loans held for sale during the three months ended March 31, 2018. Cash used for investing activities was $20.8 million, primarily due to $86.5 million in net cash paid for debt securities and increased lending of $34.0 million, partially offset by $96.4 million received from the planned surrender of our BOLI policies. Cash used for financing activities was $54.5 million, primarily due to a $24.9 million net decrease in deposits, $122.8 million used to repay FHLB advances, $3.5 million for repurchase of common stock and cash paid for dividends of $2.8 million, partially offset by $97.0 million for receipts from federal funds purchased and securities sold under agreement to repurchase, and $2.6 million for the issuance and exercise of common stock options.

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

The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Nonaccruing loans:
Commercial	$16,856	$19,057
Owner-occupied commercial	4,342	3,654
Commercial mortgages	5,110	5,870
Construction	1,438	1,804
Residential mortgages	4,158	4,124
Consumer	2,156	1,927
Total nonaccruing loans	34,060	36,436
Other real estate owned	2,567	2,503
Restructured loans (1)	20,248	20,061
Total nonperforming assets	$56,875	$59,000
Past due loans: (1)
Commercial	$77	$—
Residential mortgages	155	356
Consumer	323	105
Total past due loans	$555	$461
Ratio of allowance for loan losses to total gross loans (2)	0.84%	0.84%
Ratio of nonaccruing loans to total gross loans (2)	0.71	0.76
Ratio of nonperforming assets to total assets	0.81	0.84
Ratio of loan loss allowance to nonaccruing loans	119.82	111.43
Ratio of loan loss allowance to total nonperforming assets(3)	0.96	0.97

(1)	Accruing loans only, which includes acquired nonimpaired loans. Nonaccruing Troubled Debt Restructurings (TDRs) are included in their respective categories of nonaccruing loans.

(2)	Total loans exclude loans held for sale and reverse mortgages.

(3)	Excludes acquired impaired loans.
Nonperforming assets decreased $2.1 million between December 31, 2017 and March 31, 2018. This reduction was primarily due to the partial charge-off in the amount of $2.5 million on one large C&I relationship. The ratio of nonperforming assets to total assets was 0.84% at both March 31, 2018 and December 31, 2017.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Three months ended	Three months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Beginning balance	$59,000	$40,803
Additions	4,585	25,849
Collections	(3,076)	(2,824)
Transfers to accrual	(9)	(891)
Charge-offs	(3,625)	(2,417)
Ending balance	$56,875	$60,520
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

INTEREST RATE SENSITIVITY
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At March 31, 2018, interest-earning liabilities exceeded interest-bearing assets that mature or reprice within one year (interest-sensitive gap) by $59.7 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased from 98.24% at December 31, 2017 to 98.12% at March 31, 2018. Likewise, the one-year interest-sensitive gap as a percentage of total assets decreased from (0.81%) at December 31, 2017 to (0.86%) at March 31, 2018. The low rate level of sensitivity reflects our continuing efforts to effectively manage interest rate risk.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300	7%	16.01%	7%	16.16%
+200	4%	16.20%	4%	16.16%
+100	2%	16.17%	2%	15.96%
—	—%	16.06%	—%	15.63%
-100	(5)%	15.42%	(4)%	14.69%
-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 200 or 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates in the periods presented.
We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

RESULTS OF OPERATIONS
Three months ended March 31, 2018: Net income was $37.4 million for the three months ended March 31, 2018 compared with $18.9 million for the three months ended March 31, 2017. Net interest income for the three months ended March 31, 2018 was $57.7 million, an increase of $4.6 million compared to the three months ended March 31, 2017, due primarily to loan portfolio growth, higher interest income from mortgage-backed securities due to higher purchases in the quarter, and lower interest expense on senior debt due to our redemption of the 2012 senior notes during the third quarter of 2017, partially offset by higher interest expense on deposits and FHLB advances. Noninterest income increased $19.4 million to $47.5 million during the three months ended March 31, 2018, primarily due to $15.3 million of unrealized gain related to our Visa Class B shares resulting from our adoption of ASU 2016-01 as well as growth across all business lines. See “Noninterest (Fee) Income” for further information. Noninterest expense increased $1.9 million during the three months ended March 31, 2018, primarily reflecting higher employee-related and ongoing operating costs to support our organic and acquisition growth offset by the fraud loss recovery. See “Noninterest Expense” for further information.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended March 31,
	2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$1,440,607	$18,165	5.11%	$1,392,925	$17,023	4.96%
Residential real estate loans	247,975	3,832	6.18	281,953	4,981	7.07
Commercial loans	2,562,207	31,209	4.96	2,391,817	26,897	4.59
Consumer loans	572,977	7,081	5.01	457,373	5,408	4.80
Loans held for sale	16,361	178	4.35	41,092	372	3.62
Total loans	4,840,127	60,465	5.07	4,565,160	54,681	4.87
Mortgage-backed securities (3)	841,880	5,399	2.57	759,159	4,395	2.32
Investment securities (3)	161,280	1,120	3.39	228,841	1,249	3.17
Other interest-earning assets	33,251	629	7.57	42,910	501	4.67
Total interest-earning assets	5,876,538	67,613	4.69%	5,596,070	60,826	4.46%
Allowance for loan losses	(41,464)			(40,556)
Cash and due from banks	125,402			145,712
Cash in non-owned ATMs	516,259			683,138
Bank-owned life insurance	87,058			101,522
Other noninterest-earning assets	336,051			348,582
Total assets	$6,899,844			$6,834,468
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$995,667	$815	0.33%	$919,456	$385	0.17%
Money market	1,386,836	1,589	0.46	1,323,969	1,026	0.31
Savings	553,461	253	0.19	574,252	213	0.15
Customer time deposits	622,544	1,686	1.10	581,547	1,090	0.76
Total interest-bearing customer deposits	3,558,508	4,343	0.49	3,399,224	2,714	0.32
Brokered certificates of deposit	254,307	897	1.43	175,789	361	0.83
Total interest-bearing deposits	3,812,815	5,240	0.56	3,575,013	3,075	0.35
FHLB of Pittsburgh advances	601,044	2,463	1.66	866,780	1,858	0.87
Trust preferred borrowings	67,011	557	3.37	67,011	446	2.70
Senior debt	98,193	1,179	4.80	152,103	2,121	5.58
Other borrowed funds (4)	151,288	460	1.23	142,292	223	0.64
Total interest-bearing liabilities	4,730,351	9,899	0.85%	4,803,199	7,723	0.65%
Noninterest-bearing demand deposits	1,350,342			1,255,950
Other noninterest-bearing liabilities	93,437			76,845
Stockholders’ equity	725,714			698,474
Total liabilities and stockholders’ equity	$6,899,844			$6,834,468
Excess of interest-earning assets over interest-bearing liabilities	$1,146,187			$792,871
Net interest and dividend income		$57,714			$53,103
Interest rate spread			3.84%			3.81%
Net interest margin			4.01%			3.90%

(1)	Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.

(2)	Average balances are net of unearned income and include nonperforming loans.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased and securities sold under agreement to repurchase.

During the three months ended March 31, 2018, net interest income increased $4.6 million, or 9% from the three months ended March 31, 2017. Net interest margin was 4.01% for the first quarter of 2018, an 11 basis point increase compared to 3.90% for the first quarter of 2017. The increase in net interest margin includes the positive effects of the overall higher short-term interest rate environment, the redemption of $55.0 million of the 2012 senior notes in late third quarter 2017, and changes in balance sheet growth and mix, partially offset by an anticipated decline in purchase loan accretion due to payments on and maturities of acquired loans.
Provision/Allowance for Loan Losses
We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio. Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments. For the three months ended March 31, 2018 and 2017, we recorded a provision for loan losses of $3.7 million and $2.2 million, respectively. Provision for the first quarter of 2018 increased $1.5 million from the first quarter of 2017, primarily due to the restructuring of a large, non-performing commercial relationship and related charge-off during the period.
Our allowance for loan losses is based on the inherent risk of our loans and various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations. In addition, regional economic conditions are taken into consideration. See Note 6 to the Consolidated Financial Statements for additional information.
The allowance for loan losses was $40.8 million at March 31, 2018 and $40.6 million at December 31, 2017. The allowance for loan losses and provision reflects the addition of reserves related to an increase of $29.3 million in total net loans (excluding reverse mortgages) at March 31, 2018 when compared to December 31, 2017 as well as loan downgrades and a modest increase in qualitative adjustment factors, partially offset by several loan upgrades. The ratio of allowance for loan losses to total gross loans was 0.84% at both March 31, 2018 and December 31, 2017. This ratio excluding the impact of all purchased loans would have been 0.96% and 0.97% at March 31, 2018 and December 31, 2017, respectively. The ratio of net charge-offs to total gross loans net of unearned income, which excludes loans held for sale and reverse mortgages, was 0.29% and 0.22% (annualized) at March 31, 2018 and December 31, 2017, respectively.
See Note 6 to the unaudited Consolidated Financial Statements for further information.
Noninterest (Fee) Income
During the first quarter of 2018, the Company earned noninterest income of $47.5 million, an increase of $19.4 million, or 69%, compared to $28.1 million in the first quarter of 2017. Included in this increase is an unrealized gain of $15.3 million related to our adoption of ASU 2016-01 and its impact on the valuation of our equity investment in Visa Class B shares. The remaining increase was primarily due to growth across all business lines, including an increase of $1.7 million in credit/debit card and ATM income, an increase of $1.2 million in investment management and fiduciary income, an increase of $1.0 million related to our traditional banking business, and an increase of $0.6 million from mortgage banking activities. See Notes 1 and 11 to the Unaudited Consolidated Financial Statements for further information about our adoption of ASU 2016-01.
Noninterest Expense
Noninterest expense for the first quarter of 2018 was $53.4 million, an increase of $1.9 million, or 4%, from $51.5 million in the first quarter of 2017, primarily due to higher employee-related and ongoing operating costs of $3.7 million to support our organic and acquisition growth, partially offset by a fraud loss recovery of $1.7 million recorded during the quarter.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded an income tax expense of $10.8 million during the three months ended March 31, 2018 compared to an income tax expense of $8.6 million for the same period in 2017.
Our effective tax rate was 22.4% for the three months ended March 31, 2018 compared to 31.2% during the same period in 2017. The effective tax rate for the three months ended March 31, 2018 decreased primarily due to the reduction in the statutory federal corporate rate from 35% to 21% effective for 2018. Further, the tax benefit related to stock-based compensation activity during the quarter pursuant to ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation (Topic 718), decreased as compared to the prior quarter since the corporate tax rate declined. The tax benefit recognized during the three months ended March 31, 2018 was $0.6 million compared to $1.3 million for the comparable period in 2017.

The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, federal low-income housing tax credits, and excess tax benefits from recognized stock compensation. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options, nondeductible acquisition costs and a provision for state income tax expense.
We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.
Contractual Obligations
Our contractual obligations at March 31, 2018 did not significantly change from our contractual obligations at December 31, 2017, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, and at March 31, 2017, which are disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
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

(Dollars and share amounts in thousands, except per share amounts)	March 31, 2018	December 31, 2017
Stockholders’ equity	$746,279	$724,345
Less: Goodwill and other intangible assets	187,790	188,444
Tangible common equity (numerator)	$558,489	$535,901
Shares of common stock outstanding (denominator)	31,463	31,418
Book value per share of common stock	$23.72	$23.06
Goodwill and other intangible assets	5.97	6.00
Tangible book value per share of common stock	$17.75	$17.06

CRITICAL ACCOUNTING ESTIMATES
The preparation of the unaudited Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2018, it is possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.
For further discussion of our critical accounting estimates, see the "Management's Discussion and Analysis - Critical Accounting Estimates" section of our Annual Report on Form 10-K for the year ended December 31, 2017.

RECENT REGULATORY DEVELOPMENTS
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
Basel III
In 2013, the Federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision capital guidelines for U.S. banking organizations. Under the final rules as of January 2015, minimum requirements increased for both the quantity and quality of capital maintained by the Company and the Bank. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of total capital to risk-weighted assets of 10.0%, and required a minimum Tier 1 leverage ratio of 4.0%. The final rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. The phase-in of the capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. For 2017, the capital conservation buffer is 1.25%. The final rules also revised the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments). As of March 31, 2018, we had approximately $67.0 million of trust preferred securities outstanding, all of which are counted as Tier 1 capital.
The phase-in period for the final rules began for us on January 1, 2015. Full compliance with all of the final rule’s requirements phased in over a multi-year schedule is required by January 1, 2019. As of March 31, 2018, the Company and the Bank met the applicable standards, and the Bank was “well-capitalized” under the prompt corrective action rules.
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
London Inter-Bank Offered Rate (“LIBOR”)
In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rate Committee (“ARRC”), was created to identify an alternative reference interest rates to replace LIBOR.

The ARRC announced a Secured Overnight Funding Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the Federal Reserve announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018.

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

(b)
Changes in internal control over financial reporting. During the three months ended March 31, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings
Incorporated herein by reference to Note 17 – Legal and Other Proceedings to the Consolidated Financial Statements

Item 1A.    Risk Factors

There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2018.

2018	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January	21,000	$49.71	21,000	678,194
February	19,000	49.28	19,000	659,194
March	30,000	49.94	30,000	629,194
Total	70,000	$49.69	70,000

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

WSFS FINANCIAL CORPORATION

Date: May 10, 2018	/s/ Mark A. Turner
Mark A. Turner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)