Form 10-Q
period 2018-06-30
WSFS FINANCIAL CORP
filed 2018-08-08
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 31,771,831 shares of common stock, par value $0.01 per share, outstanding at August 6, 2018.

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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in thousands, except per share data)	(Unaudited)
Interest income:
Interest and fees on loans	$64,442	$56,073	$124,907	$110,754
Interest on mortgage-backed securities	6,190	4,782	11,589	9,177
Interest and dividends on investment securities:
Taxable	16	6	33	123
Tax-exempt	1,092	1,130	2,195	2,262
Other interest income	411	343	1,040	844
	72,151	62,334	139,764	123,160
Interest expense:
Interest on deposits	6,368	3,341	11,608	6,416
Interest on senior debt	1,180	2,121	2,359	4,242
Interest on Federal Home Loan Bank advances	2,536	1,797	4,999	3,655
Interest on federal funds purchased and securities sold under agreements to repurchase	434	235	880	436
Interest on trust preferred borrowings	637	472	1,194	918
Interest on other borrowings	7	54	21	76
	11,162	8,020	21,061	15,743
Net interest income	60,989	54,314	118,703	107,417
Provision for loan losses	2,498	1,843	6,148	4,005
Net interest income after provision for loan losses	58,491	52,471	112,555	103,412
Noninterest income:
Credit/debit card and ATM income	10,709	8,925	20,514	17,056
Investment management and fiduciary income	10,244	8,835	19,433	16,874
Deposit service charges	4,664	4,560	9,294	8,957
Mortgage banking activities, net	1,692	1,844	3,429	3,029
Securities gains, net	—	708	21	1,028
Unrealized gains on equity investments	—	—	15,346	—
Loan fee income	567	451	1,166	1,000
Bank owned life insurance income	—	302	232	578
Other income	7,111	6,051	13,019	11,246
	34,987	31,676	82,454	59,768
Noninterest expense:
Salaries, benefits and other compensation	30,944	28,223	60,797	57,059
Occupancy expense	5,008	4,684	10,256	9,846
Equipment expense	3,176	3,498	6,265	6,622
Data processing and operations expenses	1,896	1,750	3,803	3,368
Professional fees	2,320	2,669	4,045	4,304
Marketing expense	1,084	932	1,842	1,556
FDIC expenses	515	594	1,114	1,123
Loan workout and OREO expenses	681	499	1,107	1,020
Corporate development expense	457	366	457	704
Recovery of fraud loss	—	—	(1,665)	—
Other operating expense	11,750	9,512	23,222	18,631
	57,831	52,727	111,243	104,233
Income before taxes	35,647	31,420	83,766	58,947
Income tax provision	6,907	10,850	17,676	19,440
Net income	$28,740	$20,570	$66,090	$39,507
Earnings per share:
Basic	$0.91	$0.65	$2.10	$1.26
Diluted	$0.89	$0.64	$2.05	$1.22
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in thousands)	(Unaudited)		(Unaudited)
Net Income	$28,740	$20,570	$66,090	$39,507
Other comprehensive (loss) income:
Net change in unrealized (loss) gains on investment securities available for sale
Net unrealized (loss) gains arising during the period, net of tax (benefit) expense of ($1,398), $1,958, ($5,112) and $2,737, respectively	(4,501)	3,241	(16,328)	4,513
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $0, $253, $5, and $367, respectively	—	(455)	(16)	(661)
	(4,501)	2,786	(16,344)	3,852
Net change in securities held to maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax benefit of $36, $62, $73 and $121, respectively	(117)	(97)	(236)	(198)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of ($9), ($15), $9, and ($27), respectively	(30)	(22)	29	(45)
Net change in cash flow hedge
Net unrealized (loss) gain arising during the period, net of tax (benefit) tax of ($76), $161, ($316) and $92 respectively	(245)	262	(1,010)	150
Total other comprehensive (loss) income	(4,893)	2,929	(17,561)	3,759
Total comprehensive income	$23,847	$23,499	$48,529	$43,266
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018	December 31, 2017
(Dollars in thousands, except per share and share data)	(Unaudited)
Assets:
Cash and due from banks	$111,392	$122,141
Cash in non-owned ATMs	591,845	598,117
Interest-bearing deposits in other banks including collateral of $0 and $3,380 at June 30, 2018 and December 31, 2017, respectively	243	3,608
Total cash and cash equivalents	703,480	723,866
Investment securities, available for sale (amortized cost of $995,943 at June 30, 2018 and $847,791 at December 31, 2017)	964,120	837,499
Investment securities, held to maturity-at cost (fair value of $155,644 at June 30, 2018 and $162,853 at December 31, 2017)	156,456	161,186
Other investments	33,589	17,971
Loans, held for sale at fair value	31,672	31,055
Loans, net of allowance for loan losses of $41,037 at June 30, 2018 and $40,599 at December 31, 2017	4,869,055	4,776,318
Bank owned life insurance	5,750	102,958
Stock in Federal Home Loan Bank of Pittsburgh at cost	29,805	31,284
Other real estate owned	2,609	2,503
Accrued interest receivable	20,393	19,405
Premises and equipment	47,433	47,983
Goodwill	166,007	166,007
Intangible assets	21,252	22,437
Other assets	60,926	59,068
Total assets	$7,112,547	$6,999,540
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,434,549	$1,420,760
Interest-bearing	3,932,006	3,826,844
Total deposits	5,366,555	5,247,604
Federal funds purchased	70,000	28,000
Federal Home Loan Bank advances	630,339	710,001
Trust preferred borrowings	67,011	67,011
Senior debt	98,279	98,171
Other borrowed funds	30,721	34,623
Accrued interest payable	4,131	1,037
Other liabilities	76,534	88,748
Total liabilities	6,343,570	6,275,195
Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 56,685,384 at June 30, 2018 and 56,279,527 at December 31, 2017	566	563
Capital in excess of par value	344,750	336,271
Accumulated other comprehensive loss	(25,713)	(8,152)
Retained earnings	729,329	669,557
Treasury stock at cost, 24,981,145 shares at June 30, 2018 and 24,861,145 shares at December 31, 2017	(279,955)	(273,894)
Total stockholders’ equity	768,977	724,345
Total liabilities and stockholders’ equity	$7,112,547	$6,999,540
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2016	55,995,219	$580	$329,457	$(7,617)	$627,078	$(262,162)	$687,336
Net Income	—	—	—	—	39,507	—	39,507
Other comprehensive income	—	—	—	3,759	—	—	3,759
Cash dividend, $0.14 per share	—	—	—	—	(4,399)	—	(4,399)
Issuance of common stock including proceeds from exercise of common stock options	178,583	1	884	—	—	—	885
Stock-based compensation expense	—	—	1,564	—	—	—	1,564
Repurchase of common stock, 133,000 shares	—	—	—	—	—	(6,029)	(6,029)
Balance, June 30, 2017	56,173,802	$581	$331,905	$(3,858)	$662,186	$(268,191)	$722,623

Balance, December 31, 2017	56,279,527	$563	$336,271	$(8,152)	$669,557	$(273,894)	$724,345
Net Income	—	—	—	—	66,090	—	66,090
Other comprehensive loss	—	—	—	(17,581)	—	—	(17,581)
Cash dividend, $0.20 per share	—	—	—	—	(6,298)	—	(6,298)
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	20	(20)	—	—
Issuance of common stock including proceeds from exercise of common stock options	405,857	3	7,059	—	—	—	7,062
Stock-based compensation expense	—	—	1,420	—	—	—	1,420
Repurchase of common stock, 120,000 shares	—	—	—	—	—	(6,061)	(6,061)
Balance, June 30, 2018	56,685,384	$566	$344,750	$(25,713)	$729,329	$(279,955)	$768,977

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
(Dollars in thousands)	(Unaudited)
Operating activities:
Net Income	$66,090	$39,507
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,148	4,005
Depreciation of premises and equipment, net	4,189	4,286
Amortization of fees and discounts, net	7,914	10,266
Amortization of intangible assets	1,482	1,639
Income from mortgage banking activities, net	(3,429)	(3,029)
Gain on sale of securities, net	(21)	(1,028)
Loss on sale of other real estate owned and valuation adjustments, net	70	131
Stock-based compensation expense	1,420	1,564
Unrealized gain on equity securities	(15,346)	—
Deferred income tax expense	2,132	2,808
(Increase) decrease in accrued interest receivable	(988)	285
Decrease (increase) in other assets	1,827	(8,156)
Origination of loans held for sale	(178,182)	(181,851)
Proceeds from sales of loans held for sale	177,997	192,130
Increase in accrued interest payable	3,094	1,254
Decrease in other liabilities	(13,526)	(1,004)
Decrease (increase) in value of bank owned life insurance	779	(582)
Increase in capitalized interest, net	(1,815)	(2,334)
Net cash provided by operating activities	$59,835	$59,891
Investing activities:
Repayments, maturities and calls of investment securities held to maturity	3,780	780
Sale of investment securities available for sale	7,012	351,614
Purchases of investment securities available for sale	(206,667)	(481,978)
Repayments of investment securities available for sale	50,233	144,208
Proceeds from BOLI surrender	96,429	—
Net increase in loans	(101,978)	(135,856)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(92,211)	(100,438)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	93,690	102,854
Sales of other real estate owned	1,121	4,105
Investment in premises and equipment	(3,792)	(4,490)
Sales of premises and equipment	157	1,585
Net cash used for investing activities	$(152,226)	$(117,616)

	Six Months Ended June 30,
	2018	2017
(Dollars in thousands)	(Unaudited)
Financing activities:
Net (decrease) increase in demand and saving deposits	$(45,121)	$101,267
Increase (decrease) in time deposits	61,196	(58,069)
Increase in brokered deposits	98,890	43,419
Decrease in loan payable	—	(376)
Receipts from FHLB advances	68,146,387	72,320,785
Repayments of FHLB advances	(68,226,050)	(72,351,370)
Receipts from federal funds purchased and securities sold under agreement to repurchase	13,923,750	12,312,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(13,881,750)	(12,377,000)
Dividends paid	(6,298)	(4,399)
Issuance of common stock and exercise of common stock options	7,062	885
Purchase of treasury stock	(6,061)	(6,029)
Net cash provided by (used for) financing activities	$72,005	$(18,887)
Decrease in cash and cash equivalents	(20,386)	(76,612)
Cash and cash equivalents at beginning of period	723,866	821,923
Cash and cash equivalents at end of period	$703,480	$745,311
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$17,967	$14,490
Income taxes	17,594	10,352
Non-cash information:
Loans transferred to other real estate owned	1,296	2,766
Loans transferred to portfolio from held-for-sale at fair value	1,766	11,015
Goodwill adjustments, net	—	(1,532)
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018
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
In preparing the unaudited Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Amounts subject to significant estimates include the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and other-than-temporary impairment (OTTI). Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets, the establishment of the allowance and lending related commitments as well as increased post-retirement benefits expense.
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
Significant Accounting Policies:
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2017 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at June 30, 2018 except as described below:
Equity Securities
Following our adoption of ASU 2016-01 on January 1, 2018, as described in "Recent Accounting Pronouncements", we account for our investments in equity securities in accordance with ASC 321-10 Investments - Equity Securities. Our equity securities may be classified into two categories and accounted for as follows:

•	Equity securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income.

•
Equity securities without a readily determinable fair value are reported at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and their impact on fair value. Any dividends received are recorded in interest income.

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

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2018
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model in which entities should exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Gross versus Net), which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and 2016-12, Narrow-Scope Improvements and Practical Expedients, both of which provide additional clarification on certain provisions in Topic 606. These ASC updates were effective for public business entities with annual and interim reporting periods in fiscal years beginning after December 15, 2017. The standard permits the use of either the retrospective or modified retrospectively with the cumulative effect transition method. The Company adopted the standard on January 1, 2018. Consistent with the transition guidance in ASC 606, results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts are reported in accordance with ASC 605. For revenue streams determined to be within the scope of the new standard, we concluded that the adoption of the standard did not have a material effect on our Consolidated Financial Statements at the time of adoption. See Note 2 for additional disclosures resulting from our adoption of this standard.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable, an entity may elect to measure the equity investment at cost, less impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument specific credit risk. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard requires retrospective application for equity investments with readily determinable fair values and prospective application for equity investments without readily determinable fair values. The Company adopted the standard on January 1, 2018 on a prospective basis for its equity investments without readily determinable fair values, and the adoption of the standard did not have an effect on our Consolidated Financial Statements at the time of adoption. Subsequent to the filing of our 2017 Annual Report on Form 10-K, we identified observable transactions related to an equity investment without a readily determinable fair value. These identified, observable transactions required the revaluation of this equity investment. The result of the revaluation was recorded in the Consolidated Statements of Income in the first quarter of 2018. See Note 10 for further information.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 represents the Emerging Issues Task Force’s final consensus on eight issues related to the classification of cash payments and receipts in the statement of cash flows for a number of common transactions. The consensus also clarifies when identifiable cash flows should be separated versus classified based on their predominant source or use. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard on January 1, 2018, on a retrospective basis and the adoption did not have an effect on the Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new, two-step framework for determining whether a transaction is accounted for as an acquisition (or disposal) of assets or a business. The first step is evaluating whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the transaction is not considered a business. Also, in order to be considered a business, the transaction would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for public entities in annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or been made available for issuance. The Company adopted this standard on January 1, 2018 on a prospective basis with no impact to the Consolidated Financial Statements at the time of adoption.

In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 provides clarification of the scope of ASC 610-20. Specifically, the new guidance clarifies that ASC 610-20 applies to nonfinancial assets which do not meet the definition of a business or not-for-profit activity. Further, a financial asset is within the scope of ASC 610-20 if it meets the definition of an in-substance nonfinancial asset which is defined as a financial asset promised to a counterparty in a contract where substantially all of the assets promised are nonfinancial. Finally, each distinct nonfinancial asset and in-substance nonfinancial asset should be derecognized when the counterparty obtains control. The guidance is effective in annual and interim reporting periods in fiscal years beginning after December 15, 2017. Early application is permitted for all entities, but not before annual reporting periods beginning after December 15, 2016. The Company adopted this standard on January 1, 2018 on a modified retrospective basis and the adoption did not have an effect on the Consolidated Financial Statements at the time of adoption.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires that the service cost component of net periodic pension cost be disclosed with other compensation costs in the income statement. For all other cost components, an entity must either separately disclose the other cost components in separate line item(s) outside a subtotal of income from operations in the income statement or disclose the line item(s) used to present the other cost components in the income statement. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company adopted this standard on January 1, 2018 on a retrospective basis with no impact to the Consolidated Financial Statements at the time of adoption.
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. The new guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the award’s fair value, vesting conditions and classification remain the same immediately before and after the change, modification accounting is not applied. Additionally, the guidance does not require valuation before or after the change if the change does not affect any of the inputs to the model used to value the award. The guidance is effective in annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The new guidance will be applied on a prospective basis to awards modified on or after the adoption date. The Company adopted this standard on January 1, 2018 on a prospective basis with no impact to the Consolidated Financial Statements at the time of adoption.
Accounting Guidance Pending Adoption at June 30, 2018

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. Adoption using the modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company will adopt this guidance on January 1, 2019. The Company has substantially completed its process of identifying its lease population as defined by this guidance and anticipates finalizing the impact analysis on the Consolidated Financial Statements early in the fourth quarter. To date, our preliminary review suggests that adoption will result in the recognition of additional assets and liabilities on our Consolidated Statements of Financial Condition. The Company will continue to assess the impact of this guidance, taking into consideration available accounting policy elections and significant assumptions and judgments such as the discount rate and renewal options. In addition, the Company continues to evaluate its internal systems, accounting policies, processes and related internal controls for potential effects. Our preliminary review determined a lease accounting and administration software would be used to assist us with initial and on-going requirements of the new guidance. The Company is currently in the process of implementing the software and anticipates completing implementation early in the fourth quarter.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not plan to early adopt this guidance and will adopt this guidance on January 1, 2020. A cross-functional team from Finance, Credit, and IT is leading the implementation efforts to evaluate the impact of this guidance on the Company's Consolidated Financial Statements, internal systems, accounting policies, processes and related internal controls. We have engaged third-party experts and specialists, where necessary, to assist with the implementation efforts. To date, we are in the final phases of due diligence for potential software solutions which can support the acceptable methodologies, and expect to select a software solution during the third quarter of 2018. We also continue to perform due diligence on acceptable methodologies under the guidance, as well as evaluate the potential effects to our accounting policies, processes and related internal controls. Our review of this guidance to date suggests that adoption may materially increase the allowance for loan losses and decrease capital levels; however, the extent of these impacts will depend on the asset quality of the portfolio, macroeconomic conditions, and significant estimates and judgments made by management at the time of adoption.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the measurement of goodwill impairment by removing the hypothetical purchase price allocation. The new guidance requires an impairment of goodwill be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, up to the amount of goodwill recorded. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017, using the prospective method of adoption. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.
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
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance changes both the designation and measurement guidance for qualifying hedging relationships and simplifies the presentation of hedge results. Specifically, the guidance eliminates the requirement to separately measure and report hedge ineffectiveness and also aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Further, the new guidance provides entities the ability to apply hedge accounting to additional hedging strategies as well as permits a one-time reclassification of eligible to be hedged instruments from held to maturity to available for sale upon adoption. The guidance is effective in annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Adoption using the modified retrospective approach is required for hedging relationships that exist as of the date of adoption; presentation and disclosure requirements are applied prospectively. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements, except for the one-time reclassification, if elected.

2. NONINTEREST INCOME

On January 1,2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The standard applies to certain revenue streams included in noninterest income on our unaudited Consolidated Statements of Income, discussed in more detail below. See Note 1 for further information about our adoption of ASU 2014-09, and Note 12 for further information about the disaggregation of noninterest income by segment.
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Bailment fees	$6,588	$5,160	$12,681	$9,863
Interchange fees	3,847	3,498	7,307	6,696
Other card and ATM fees	274	267	526	497
Total credit/debit card and ATM income	$10,709	$8,925	$20,514	$17,056
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Trust fees	$6,118	$4,977	$11,366	$9,273
Wealth management and advisory fees	4,126	3,858	8,067	7,601
Total investment management and fiduciary income	$10,244	$8,835	$19,433	$16,874
Investment management and fiduciary income is primarily composed of trust fees and wealth management and advisory fees. Trust fees are based on revenue earned from investment and trustee services to families and individuals across the U.S.; custody, escrow and trustee services on structured finance transactions; indenture trustee, administrative agent and collateral agent services to institutions and corporations; and commercial domicile and independent director services. Most fees are flat fees, except for a portion of personal and corporate trustee fees where we earn a percentage on the assets under management. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for services provided.
Wealth management and advisory fees consists of fees from Cypress, West Capital, Powdermill, WSFS Wealth Client Management, WSFS Wealth Investments and Christiana Trust. Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage.  The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through quarterly and annual billing for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service fees	$2,634	$2,527	$5,214	$4,923
Return and overdraft fees	1,893	1,842	3,777	3,687
Other deposit service fees	137	191	303	347
Total deposit service charges	$4,664	$4,560	$9,294	$8,957
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
Other income
The following table presents the components of other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Managed service fees	3,105	2,671	5,931	5,290
Currency preparation	818	737	1,543	1,420
ATM insurance	605	719	1,195	1,416
Miscellaneous products and services	2,583	1,924	4,350	3,120
Total other income	$7,111	$6,051	$13,019	$11,246
Other income consists of managed service fees, which are primarily courier fees related to cash management, currency preparation, ATM insurance and other miscellaneous products and services offered by the Bank. These fees are primarily generated through monthly billings or at the time of the transaction.
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

3. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income	$28,740	$20,570	$66,090	$39,507
Denominator:
Weighted average basic shares	31,567	31,443	31,497	31,425
Dilutive potential common shares	697	869	729	899
Weighted average fully diluted shares	32,264	32,312	32,226	32,324
Earnings per share:
Basic	$0.91	$0.65	$2.10	$1.26
Diluted	$0.89	$0.64	$2.05	$1.22
Outstanding common stock equivalents having no dilutive effect	11	—	23	10

4. INVESTMENT SECURITIES
The following tables detail the amortized cost and the estimated fair value of our investments in available-for-sale and held-to-maturity debt securities as well as our equity investments. None of our investments in debt securities are classified as trading.

	June 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Debt Securities
CMO	$307,500	$61	$9,298	$298,263
FNMA MBS	556,567	9	18,336	538,240
FHLMC MBS	97,033	2	3,297	93,738
GNMA MBS	34,843	94	1,058	33,879
	$995,943	$166	$31,989	$964,120
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$156,456	$231	$1,043	$155,644

Equity Investments (2)
Visa Class B shares	$14,943	$15,346	$—	$30,289
Other equity investments	3,300	—	—	3,300
	$18,243	$15,346	$—	$33,589

(1)
Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $1.3 million at June 30, 2018, related to securities transferred, which are offset in Accumulated other comprehensive loss, net of tax.

(2)	Equity investments are included in Other investments in the unaudited Consolidated Statements of Financial Condition.

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Debt Securities
CMO	$250,592	$88	$4,141	$246,539
FNMA MBS	479,218	941	6,172	473,987
FHLMC MBS	88,681	118	924	87,875
GNMA MBS	29,300	209	411	29,098
	$847,791	$1,356	$11,648	$837,499
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$161,186	$1,758	$91	$162,853

Equity Investments (2)
Other equity investments	$643	$—	$20	$623
	$643	$—	$20	$623

(1)
Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $1.6 million at December 31, 2017, related to securities transferred, which are offset in Accumulated other comprehensive loss, net of tax.

(2)	Equity investments are included in Other investments in the unaudited Consolidated Statements of Financial Condition.

The scheduled maturities of our available-for-sale debt securities at June 30, 2018 and December 31, 2017 are presented in the table below:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2018
Within one year	$—	$—
After one year but within five years	19,868	19,332
After five years but within ten years	174,662	165,177
After ten years	801,413	779,611
	$995,943	$964,120
December 31, 2017
Within one year	$—	$—
After one year but within five years	20,051	19,825
After five years but within ten years	179,812	175,583
After ten years	647,928	642,091
	$847,791	$837,499

The scheduled maturities of our held-to-maturity debt securities at June 30, 2018 and December 31, 2017 are presented in the table below:

	Held to Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2018
Within one year	$155	$155
After one year but within five years	6,837	6,824
After five years but within ten years	25,322	25,213
After ten years	124,142	123,452
	$156,456	$155,644
December 31, 2017
Within one year	$322	$320
After one year but within five years	5,895	5,894
After five years but within ten years	18,751	18,873
After ten years	136,218	137,766
	$161,186	$162,853
Mortgage-backed securities (MBS) may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty.
Investment securities with fair market values aggregating $745.4 million and $688.2 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of June 30, 2018 and December 31, 2017, respectively.
During the six months ended June 30, 2018, we sold $7.0 million of debt securities categorized as available for sale, resulting in realized gains of less than $0.1 million and no realized losses. During the six months ended June 30, 2017, we sold $351.6 million of debt securities categorized as available for sale, resulting in realized gains of $1.1 million and realized losses of less than $0.1 million. The cost basis of all debt securities sales is based on the specific identification method.
As of June 30, 2018 and December 31, 2017, our debt securities portfolio had remaining unamortized premiums of $13.6 million and $14.1 million, respectively, and unaccreted discounts of $1.3 million as of both June 30, 2018 and December 31, 2017.

For debt securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at June 30, 2018.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$199,985	$5,031	$83,359	$4,267	$283,344	$9,298
FNMA MBS	397,186	10,438	114,832	7,898	512,018	18,336
FHLMC MBS	74,017	2,030	19,649	1,267	93,666	3,297
GNMA MBS	13,125	349	13,737	709	26,862	1,058
Total temporarily impaired investments	$684,313	$17,848	$231,577	$14,141	$915,890	$31,989

Held-to-maturity debt securities:
State and political subdivisions	$103,069	$897	$5,723	$146	$108,792	$1,043
Total temporarily impaired investments	$103,069	$897	$5,723	$146	$108,792	$1,043

For investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2017.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$146,726	$1,820	$77,149	$2,321	$223,875	$4,141
FNMA MBS	204,921	1,479	126,342	4,693	331,263	6,172
FHLMC MBS	42,514	269	21,405	655	63,919	924
GNMA MBS	4,615	56	14,782	355	19,397	411
Total temporarily impaired investments	$398,776	$3,624	$239,678	$8,024	$638,454	$11,648

Held-to-maturity debt securities:
State and political subdivisions	$23,404	$59	$5,625	$32	$29,029	$91
Total temporarily impaired investments	$23,404	$59	$5,625	$32	$29,029	$91

Other equity investments	$—	$—	$624	$20	$624	$20
At June 30, 2018, we owned debt securities totaling $1.02 billion for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $33.0 million at June 30, 2018. The temporary impairment is the result of changes in market interest rates subsequent to purchase. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.
All debt securities, with the exception of one having a fair value of $0.8 million at June 30, 2018, were AA-rated or better at the time of purchase and remained investment grade at June 30, 2018. All securities were evaluated for OTTI at June 30, 2018 and December 31, 2017. The result of this evaluation showed no OTTI as of June 30, 2018 or December 31, 2017. The estimated weighted average duration of MBS was 5.4 years at June 30, 2018.

5. LOANS
The following table shows our loan portfolio by category:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commercial and industrial	$1,526,113	$1,464,554
Owner-occupied commercial	1,085,895	1,079,247
Commercial mortgages	1,160,654	1,187,705
Construction	297,120	281,608
Residential (1)	229,215	253,301
Consumer	618,740	558,493
	4,917,737	4,824,908
Less:
Deferred fees, net	7,645	7,991
Allowance for loan losses	41,037	40,599
Net loans	$4,869,055	$4,776,318
(1) Includes reverse mortgages, at fair value of $16.1 million at June 30, 2018 and $19.8 million at December 31, 2017.
The following table shows the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the Company applies ASC 310-30 as of the dates indicated:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Outstanding principal balance	$23,163	$27,034
Carrying amount	18,397	21,295
Allowance for loan losses	326	358

The following table presents the changes in accretable yield on the acquired credit impaired loans for the six months ended June 30, 2018:

(Dollars in thousands)	Six months ended June 30, 2018
Balance at beginning of period	$3,035
Accretion	(918)
Reclassification from nonaccretable difference	1,078
Additions/adjustments	(270)
Disposals	—
Balance at end of period	$2,925

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
When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, as necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged-off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the six months ended June 30, 2018 and 2017, net charge-offs totaled $5.7 million, or 0.24%, of average loans annualized, and $3.8 million, or 0.17%, of average loans annualized, respectively.
Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled as follows: commercial, owner-occupied commercial, commercial mortgages and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. The probability of default is calculated based on the historical rate of migration to impaired status during the last 30 quarters. During the second quarter of 2018, we increased the look-back period to 30 quarters from the 28 quarters used at December 31, 2017. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the quantitative reserves calculated by the allowance for loan loss model are adequately considering the losses within a full credit cycle.
Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 30 quarter look-back period.
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
The above factors are based on their relative standing compared to the period in which historic losses are used in quantitative reserve estimates and current directional trends. Qualitative factors in our model can add to or subtract from quantitative reserves.
The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be approximately nine quarters as of June 30, 2018. Our residential mortgage and consumer LEP remained at four quarters as of June 30, 2018. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP annually for our commercial portfolio and review the current four quarter LEP for the retail portfolio to determine the continued reasonableness of this assumption.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.
The following tables provide the activity of our allowance for loan losses and loan balances for the three and six months ended June 30, 2018:

(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(1)	Consumer	Total
Three months ended June 30, 2018
Allowance for loan losses
Beginning balance	$16,102	$5,359	$6,617	$2,864	$1,680	$8,188	$40,810
Charge-offs	(1,740)	(341)	—	—	(54)	(828)	(2,963)
Recoveries	359	7	3	1	75	247	692
Provision (credit)	1,133	204	337	422	(182)	537	2,451
Provision for acquired loans	(12)	55	(6)	2	—	8	47
Ending balance	$15,842	$5,284	$6,951	$3,289	$1,519	$8,152	$41,037
Six months ended June 30, 2018
Allowance for loan losses
Beginning balance	$16,732	$5,422	$5,891	$2,861	$1,798	$7,895	$40,599
Charge-offs	(5,100)	(351)	(48)	—	(54)	(1,291)	(6,844)
Recoveries	439	12	137	1	91	454	1,134
Provision (credit)	3,783	146	954	450	(313)	1,086	6,106
Provision for acquired loans	(12)	55	17	(23)	(3)	8	42
Ending balance	$15,842	$5,284	$6,951	$3,289	$1,519	$8,152	$41,037
Period-end allowance allocated to:
Loans individually evaluated for impairment	$2,208	$—	$63	$593	$592	$175	$3,631
Loans collectively evaluated for impairment	13,472	5,266	6,804	2,687	891	7,960	37,080
Acquired loans evaluated for impairment	162	18	84	9	36	17	326
Ending balance	$15,842	$5,284	$6,951	$3,289	$1,519	$8,152	$41,037
Period-end loan balances:
Loans individually evaluated for impairment (2)	$17,015	$3,224	$6,737	$5,557	$12,282	$7,714	$52,529
Loans collectively evaluated for impairment	1,404,662	952,627	972,684	283,480	134,323	581,536	4,329,312
Acquired nonimpaired loans	101,532	125,129	172,082	7,352	65,723	29,239	501,057
Acquired impaired loans	2,904	4,915	9,151	731	771	251	18,723
Ending balance (3)	$1,526,113	$1,085,895	$1,160,654	$297,120	$213,099	$618,740	$4,901,621

(1)	Period-end loan balance excludes reverse mortgages, at fair value of $16.1 million.

(2)
The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $16.3 million for the period ending June 30, 2018. Accruing troubled debt restructured loans are considered impaired loans.

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
Period-end loan balances:
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

The following tables show our nonaccrual and past due loans at the dates indicated:

	June 30, 2018
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,437	$43	$—	$1,480	$1,505,496	$2,904	$16,233	$1,526,113
Owner-occupied commercial	1,525	1,366	—	2,891	1,074,865	4,915	3,224	1,085,895
Commercial mortgages	374	97	279	750	1,144,385	9,151	6,368	1,160,654
Construction	—	—	—	—	291,752	731	4,637	297,120
Residential(1)	1,646	217	—	1,863	206,667	771	3,798	213,099
Consumer	456	697	220	1,373	615,119	251	1,997	618,740
Total (2)	$5,438	$2,420	$499	$8,357	$4,838,284	$18,723	$36,257	$4,901,621
% of Total Loans	0.11%	0.05%	0.01%	0.17%	98.71%	0.38%	0.74%	100%

(1)	Residential accruing current balances excludes reverse mortgages at fair value of $16.1 million.

(2)	The balances above include a total of $501.1 million acquired non-impaired loans.

	December 31, 2017
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,050	$—	$—	$1,050	$1,440,291	$4,156	$19,057	$1,464,554
Owner-occupied commercial	2,069	233	—	2,302	1,067,488	5,803	3,654	1,079,247
Commercial mortgages	320	90	—	410	1,171,701	9,724	5,870	1,187,705
Construction	—	—	—	—	278,864	940	1,804	281,608
Residential(1)	2,058	731	356	3,145	225,434	784	4,124	233,487
Consumer	1,117	463	105	1,685	554,634	247	1,927	558,493
Total(2)	$6,614	$1,517	$461	$8,592	$4,738,412	$21,654	$36,436	$4,805,094
% of Total Loans	0.14%	0.03%	0.01%	0.18%	98.61%	0.45%	0.76%	100%

(1)	Residential accruing current balances excludes reverse mortgages, at fair value of $19.8 million.

(2)	The balances above include a total of $565.5 million acquired non-impaired loans.
Impaired Loans
Loans for which it is probable we will not collect all principal and interest due according to their contractual terms, which is assessed based on the credit characteristics of the loan and/or payment status, are measured for impairment in accordance with the provisions of SAB 102 and ASC 310. The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the fair value of collateral, if the loan is collateral dependent or (3) the loan’s observable market price. If the measure of the impaired loan is less than the recorded investment in the loan, a related allowance is allocated for the impairment.

The following tables provide an analysis of our impaired loans at June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$17,935	$2,781	$15,154	$2,369	$21,035	$17,818
Owner-occupied commercial	4,919	3,224	1,695	18	5,542	5,845
Commercial mortgages	8,372	6,565	1,807	147	17,314	9,882
Construction	5,785	1,346	4,439	602	6,254	5,404
Residential	12,493	7,513	4,980	628	14,863	13,832
Consumer	7,844	6,577	1,267	192	8,710	7,891
Total (2)	$57,348	$28,006	$29,342	$3,956	$73,718	$60,672

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)	The above includes acquired impaired loans totaling $4.8 million in the ending loan balance and $5.5 million in the contractual principal balance.

	December 31, 2017
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$20,842	$3,422	$17,420	$3,861	$23,815	$15,072
Owner-occupied commercial	5,374	3,654	1,720	12	5,717	5,827
Commercial mortgages	7,598	4,487	3,111	112	16,658	12,630
Construction	6,292	6,023	269	33	6,800	4,523
Residential	14,181	8,282	5,899	796	17,015	14,533
Consumer	7,819	6,304	1,515	203	8,977	8,158
Total (2)	$62,106	$32,172	$29,934	$5,017	$78,982	$60,743

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)	The above includes acquired impaired loans totaling $5.8 million in the ending loan balance and $6.8 million in the contractual principal balance.
Interest income of $0.4 million and $0.7 million was recognized on impaired loans during the three and six months ended June 30, 2018, respectively. Interest income of $0.4 million and $0.7 million was recognized on impaired loans during the three and six months ended June 30, 2017, respectively.
As of June 30, 2018, there were 27 residential loans and 10 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $2.5 million and $5.8 million, respectively. As of December 31, 2017, there were 33 residential loans and 8 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $2.9 million and $6.0 million, respectively.
Reserves on Acquired Nonimpaired Loans
In accordance with ASC 310, loans acquired by the Bank through its mergers with First National Bank of Wyoming, Alliance Bancorp, Inc. (Alliance) and Penn Liberty Bank (Penn Liberty) are required to be reflected on the balance sheet at their fair values on the date of acquisition as opposed to their contractual values. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date, the Bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

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

•
Loss. Loans are uncollectible or of such negligible value that continuance as a bankable asset is not supportable. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical to defer writing off this asset even though partial recovery may be recognized sometime in the future.

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
Commercial Credit Exposure

	June 30, 2018
(Dollars in thousands)	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
					Amount	%
Risk Rating:
Special mention	$20,847	$17,022	$6,419	$—	$44,288
Substandard:
Accrual	28,530	18,741	4,532	1,092	52,895
Nonaccrual	14,025	3,224	6,304	4,044	27,597
Doubtful	2,208	—	63	593	2,864
Total Special Mention and Substandard	65,610	38,987	17,318	5,729	127,644	3%
Acquired impaired	2,904	4,915	9,151	731	17,701	1%
Pass	1,457,599	1,041,993	1,134,185	290,660	3,924,437	96%
Total	$1,526,113	$1,085,895	$1,160,654	$297,120	$4,069,782	100%

(1)	Table includes $406.1 million of acquired non-impaired loans as of June 30, 2018.

	December 31, 2017
(Dollars in thousands)	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
					Amount	%
Risk Rating:
Special mention	$22,789	$16,783	$—	$—	$39,572
Substandard:
Accrual	34,332	19,386	1,967	4,965	60,650
Nonaccrual	15,370	3,654	5,852	1,804	26,680
Doubtful	3,687	—	18	—	3,705
Total Special Mention and Substandard	76,178	39,823	7,837	6,769	130,607	3%
Acquired impaired	4,156	5,803	9,724	940	20,623	1%
Pass	1,384,220	1,033,621	1,170,144	273,899	3,861,884	96%
Total	$1,464,554	$1,079,247	$1,187,705	$281,608	$4,013,114	100%

(1)	Table includes $457.3 million of acquired non-impaired loans as of December 31, 2017.

Residential and Consumer Credit Exposure

(Dollars in thousands)	Residential(2)		Consumer		Total Residential and Consumer(3)
	June 30,	December 31,	June 30,	December 31,	June 30, 2018		December 31, 2017
	2018	2017	2018	2017	Amount	Percent	Amount	Percent
Nonperforming(1)	$12,282	$13,778	$7,714	$7,588	$19,996	2%	$21,366	3%
Acquired impaired loans	771	784	251	247	1,022	—%	1,031	—%
Performing	200,046	218,925	610,775	550,658	810,821	98%	769,583	97%
Total	$213,099	$233,487	$618,740	$558,493	$831,839	100%	$791,980	100%

(1)
Includes $14.2 million as of June 30, 2018 and $15.3 million as of December 31, 2017 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.

(2)	Residential performing loans excludes $16.1 million and $19.8 million of reverse mortgages at fair value as of June 30, 2018 and December 31, 2017, respectively.

(3)	Total includes $95.0 million and $108.2 million in acquired non-impaired loans as of June 30, 2018 and December 31, 2017, respectively.
Troubled Debt Restructurings (TDRs)
TDRs are recorded in accordance with ASC 310-40, Troubled Debt Restructuring by Creditors.
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Performing TDRs	$16,273	$20,061
Nonperforming TDRs	19,539	9,627
Total TDRs	$35,812	$29,688
Approximately $2.6 million and $1.0 million in related reserves have been established for these loans at June 30, 2018 and December 31, 2017, respectively.
The following table presents information regarding the types of loan modifications made for the six months ended June 30, 2018 and 2017:

	June 30, 2018					June 30, 2017
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other (1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other (1)	Total
Commercial	3	—	—	—	3	1	1	—	—	2
Owner-occupied commercial	—	—	—	—	—	—	1	—	—	1
Commercial Mortgages	1	1	—	—	2	—	—	—	—	—
Construction	—	1	—	—	1	—	2	—	1	3
Residential	4	—	—	—	4	—	—	1	—	1
Consumer	7	1	3	2	13	—	—	7	4	11
Total	15	3	3	2	23	1	4	8	5	18

(1)	Other includes underwriting exceptions.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and payment is reasonably assured.

The following table presents loans identified as TDRs during the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$4,782	$4,782	$338	$338	$4,782	$4,782	$781	$781
Owner-occupied commercial	—	—	—	—	—	—	3,071	3,071
Commercial mortgages	1,564	1,564	—	—	2,022	2,022	—	—
Construction	—	—	124	124	920	920	1,836	1,836
Residential	469	469	—	—	469	469	242	242
Consumer	861	861	674	674	1,123	1,123	1,258	1,258
Total	$7,676	$7,676	$1,136	$1,136	$9,316	$9,316	$7,188	$7,188
During the six months ended June 30, 2018, the TDRs set forth in the table above resulted in $0.7 million decrease in our allowance for loan losses and $0.1 million of additional charge-offs. For the same period of 2017, the TDRs set forth in the table above increased our allowance for loan losses by $0.3 million and resulted in no additional charge-offs. During the three months ended June 30, 2018, two TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of $0.1 million. During the three months ended June 30, 2017, two TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of $0.6 million.
7. DEPOSITS

The following table shows our deposits by category:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Noninterest-bearing:
Noninterest demand (1)	$1,434,549	$1,420,760
Total noninterest-bearing	$1,434,549	$1,420,760

Interest-bearing:
Interest-bearing demand	$966,736	$1,071,512
Savings	565,074	549,744
Money market	1,377,682	1,347,146
Total core deposits (1)	2,909,492	2,968,402
Customer time deposits (1)	690,267	629,071
Brokered deposits	332,247	229,371
Total interest-bearing	3,932,006	3,826,844
Total deposits	$5,366,555	$5,247,604

(1)	Noninterest demand, total core deposits and customer time deposits represent the Company's total customer deposits.

8. ASSOCIATE BENEFIT PLANS
Postretirement Medical Benefits
We share certain costs of providing health and life insurance benefits to eligible retired Associates (employees) and their eligible dependents. Previously, all Associates were eligible for these benefits if they reached normal retirement age while working for us. Effective March 31, 2014, we changed the eligibility of this plan to include only those Associates who have achieved ten years of service with us as of March 31, 2014. As of December 31, 2014, we began to use the mortality table issued by the Office of the Actuary of the U.S. Bureau of Census in for our calculation.
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
The following table presents the components of net periodic benefit cost related to our postretirement medical benefits plan measured at January 1, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$15	$14	$30	$29
Interest cost	18	19	35	38
Prior service cost amortization	(19)	(19)	(38)	(38)
Net gain recognition	(12)	(18)	(23)	(34)
Net periodic benefit cost	$2	$(4)	$4	$(5)

Alliance Associate Pension Plan

During the fourth quarter of 2015, we completed the acquisition of Alliance and its wholly owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At the time of the acquisition, we assumed the Alliance pension plan offered to its current associates.
The following table presents the components of net periodic benefit cost related to the Alliance Associate Pension Plan measured at January 1, 2018.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$10	$10	$20	$20
Interest cost	74	75	147	150
Expected return on plan assets	(137)	(135)	(272)	(270)
Prior service cost amortization	—	—	—	—
Net gain recognition	—	—	—	—
Net periodic benefit cost	$(53)	$(50)	$(105)	$(100)

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
There were no unrecognized tax benefits as of June 30, 2018. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2014 through 2017 tax years are subject to examination as of June 30, 2018. We do not expect to record or realize any material unrecognized tax benefits during 2018.
As a result of the adoption of ASU No. 2014-01, Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects, the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $0.5 million and $0.4 million of such amortization has been reflected as income tax expense for the three months ended June 30, 2018 and 2017, respectively, and $0.9 million and $0.8 million of such amortization has been reflected as income tax expense for the six months ended June 30, 2018 and June 30, 2017, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the six months ended June 30, 2018 were $0.9 million, $0.9 million and $0.1 million, respectively. The carrying value of the investment in affordable housing credits is $12.8 million at June 30, 2018, compared to $13.8 million at December 31, 2017.
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

The following tables present financial instruments carried at fair value as of June 30, 2018 and December 31, 2017 by level in the valuation hierarchy (as described above):

	June 30, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$298,263	$—	$298,263
FNMA MBS	—	538,240	—	538,240
FHLMC MBS	—	93,738	—	93,738
GNMA MBS	—	33,879	—	33,879
Other assets	—	1,047	—	1,047
Total assets measured at fair value on a recurring basis	$—	$965,167	$—	$965,167

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$4,616	$—	$4,616

Assets measured at fair value on a nonrecurring basis:
Other investments (1)	$—	$—	$33,589	$33,589
Other real estate owned	—	—	2,609	2,609
Loans held for sale	—	31,672	—	31,672
Impaired loans, net	—	—	53,392	53,392
Total assets measured at fair value on a nonrecurring basis	$—	$31,672	$89,590	$121,262
(1) See Note 1 for additional disclosures resulting from the Company's adoption of ASU 2016-01.

	December 31, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$246,539	$—	$246,539
FNMA MBS	—	473,987	—	473,987
FHLMC MBS	—	87,875	—	87,875
GNMA MBS	—	29,098	—	29,098
Other investments	623	—	—	623
Other assets	—	747	—	747
Total assets measured at fair value on a recurring basis	$623	$838,246	$—	$838,869

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,225	$—	$3,225

Assets measured at fair value on a nonrecurring basis
Other real estate owned	—	—	2,503	2,503
Loans held for sale	—	31,055	—	31,055
Impaired loans, net	—	—	57,089	57,089
Total assets measured at fair value on a nonrecurring basis	$—	$31,055	$59,592	$90,647
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2018.

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
Available-for-sale securities
As of June 30, 2018, securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are $964.1 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
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
Our equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period. As a result of our adoption of ASU 2016-01 and observable market transactions, we recorded an unrealized gain on these shares of $15.3 million during the first quarter of 2018. See Note 1 for further information.
Other real estate owned
Other real estate owned consists of loan collateral which has been repossessed through foreclosure or other measures. Initially, foreclosed assets are recorded at the fair value of the collateral less estimated selling costs. Subsequent to foreclosure, valuations are updated periodically and the assets may be marked down further, reflecting a new cost basis. The fair value of our real estate owned was estimated using Level 3 inputs based on appraisals obtained from third parties.
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
The gross amount of impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans was $57.3 million and $62.1 million at June 30, 2018 and December 31, 2017, respectively. The valuation allowance on impaired loans was $4.0 million as of June 30, 2018 and $5.0 million as of December 31, 2017.

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
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, owner-occupied commercial, construction, residential mortgages and consumer. For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans, with the exception of reverse mortgages, are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair values of reverse mortgages are based on the net present value of the expected cash flows using a discount rate specific to the reverse mortgages portfolio. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are utilized if appraisals are not available. This technique does contemplate an exit price.
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
The book value and estimated fair value of our financial instruments are as follows:

(Dollars in thousands)		June 30, 2018		December 31, 2017
	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$703,480	$703,480	$723,866	$723,866
Investment securities available for sale	See previous table	964,120	964,120	837,499	837,499
Investment securities held to maturity	Level 2	156,456	155,644	161,186	162,853
Other investments	Level 1,3	33,589	33,589	14,671	45,326
Loans, held for sale	Level 2	31,672	31,672	31,055	31,055
Loans, net(1)(2)	Level 2,3	4,815,663	4,656,304	4,719,229	4,699,458
Impaired loans, net	Level 3	53,392	53,392	57,089	57,089
Stock in FHLB of Pittsburgh	Level 2	29,805	29,805	31,284	31,284
Accrued interest receivable	Level 2	20,393	20,393	19,405	19,405
Other assets	Level 3	1,047	1,047	2,883	2,883
Financial liabilities:
Deposits	Level 2	5,366,555	5,341,346	5,247,604	4,848,588
Borrowed funds	Level 2	896,350	890,793	937,806	937,605
Standby letters of credit	Level 3	381	381	603	603
Accrued interest payable	Level 2	4,131	4,131	1,037	1,037
Other liabilities	Level 2	4,616	4,616	3,188	3,188
 (1) Excludes impaired loans, net.
 (2) Includes reverse mortgage loans, which are categorized as Level 3.
At June 30, 2018 and December 31, 2017 we had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of our derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of June 30, 2018.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	3	$75,000	Other Liabilities	$(4,539)
Total		$75,000		$(4,539)
Derivatives not designated as hedging instruments:
Interest rate lock commitment with customers		65,594	Other Assets	$830
Interest rate lock commitment with customers		5,128	Other Liabilities	(26)
Forward sale commitments		34,944	Other Assets	216
Forward sale commitments		33,564	Other Liabilities	(105)
Total		$139,230		$915
Total derivatives		$214,230		$(3,624)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the six months ended June 30, 2018, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2018, we did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on our variable-rate pooled loans. During the next twelve months, we estimate that $1.0 million will be reclassified as an increase to interest income. During the six months ended June 30, 2018, $0.2 million was reclassified into interest income.
We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of one month (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of June 30, 2018, we had three outstanding interest rate derivatives with an aggregate notional amount of $75 million that were designated as cash flow hedges of interest rate risk.

Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2018 and June 30, 2017.

(Dollars in thousands)	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) or Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Interest Rate Products	$(246)	$263	$(1,010)	$150	Interest income
Total	$(246)	$263	$(1,010)	$150

	Amount of Gain or (Loss) Recognized in Income		Amount of Gain or (Loss) Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
Derivatives Not Designated as a Hedging Instrument	2018	2017	2018	2017
Interest Rate Lock Commitments	$96	$—	$(296)	$—	Mortgage banking activities, net
Forward Sale Commitments	60	$—	(332)	$—	Mortgage banking activities, net
Total	$156	$—	$(628)	$—

Credit risk-related Contingent Features
We have agreements with certain derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
We also have agreements with certain derivative counterparties that contain a provision where if we fail to maintain our status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements.
As of June 30, 2018, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.5 million. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $5.9 million against our obligations under these agreements. If we had breached any of these provisions at June 30, 2018, we could have been required to settle our obligations under the agreements at the termination value.

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
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses.  WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. WSFS (West) Capital Management, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS Bank (doing business as Christiana Trust) provides personal trust and fiduciary services, as well as, trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.

The following tables show segment results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$69,599	$—	$2,552	$72,151	$60,234	$—	$2,100	$62,334
Noninterest income	12,045	12,328	10,614	34,987	12,049	10,514	9,113	31,676
Total external customer revenues	81,644	12,328	13,166	107,138	72,283	10,514	11,213	94,010
Inter-segment revenues:
Interest income	3,565	—	2,670	6,235	2,247	—	2,435	4,682
Noninterest income	2,219	200	37	2,456	1,906	207	40	2,153
Total inter-segment revenues	5,784	200	2,707	8,691	4,153	207	2,475	6,835
Total revenue	87,428	12,528	15,873	115,829	76,436	10,721	13,688	100,845
External customer expenses:
Interest expense	10,599	—	563	11,162	7,739	—	281	8,020
Noninterest expenses	42,505	7,905	7,421	57,831	38,782	6,591	7,354	52,727
Provision for loan losses	2,284	—	214	2,498	1,316	—	527	1,843
Total external customer expenses	55,388	7,905	8,198	71,491	47,837	6,591	8,162	62,590
Inter-segment expenses:
Interest expense	2,670	2,516	1,049	6,235	2,435	1,582	665	4,682
Noninterest expenses	237	637	1,582	2,456	247	673	1,233	2,153
Total inter-segment expenses	2,907	3,153	2,631	8,691	2,682	2,255	1,898	6,835
Total expenses	58,295	11,058	10,829	80,182	50,519	8,846	10,060	69,425
Income before taxes	$29,133	$1,470	$5,044	$35,647	$25,917	$1,875	$3,628	$31,420
Income tax provision				6,907				10,850
Consolidated net income				$28,740				$20,570

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$134,889	$—	$4,875	$139,764	$118,922	$—	$4,238	$123,160
Noninterest income	38,651	23,681	20,122	82,454	22,216	20,191	17,361	59,768
Total external customer revenues	173,540	23,681	24,997	222,218	141,138	20,191	21,599	182,928
Inter-segment revenues:
Interest income	6,533	—	5,033	11,566	4,243	—	4,500	8,743
Noninterest income	4,327	381	71	4,779	4,070	398	76	4,544
Total inter-segment revenues	10,860	381	5,104	16,345	8,313	398	4,576	13,287
Total revenue	184,400	24,062	30,101	238,563	149,451	20,589	26,175	196,215
External customer expenses:
Interest expense	20,102	—	959	21,061	15,202	—	541	15,743
Noninterest expenses	81,940	15,224	14,079	111,243	77,742	12,726	13,765	104,233
Provision for loan losses	5,945	—	203	6,148	3,032	—	973	4,005
Total external customer expenses	107,987	15,224	15,241	138,452	95,976	12,726	15,279	123,981
Inter-segment expenses:
Interest expense	5,033	4,575	1,958	11,566	4,500	2,987	1,256	8,743
Noninterest expenses	452	1,309	3,018	4,779	474	1,388	2,682	4,544
Total inter-segment expenses	5,485	5,884	4,976	16,345	4,974	4,375	3,938	13,287
Total expenses	113,472	21,108	20,217	154,797	100,950	17,101	19,217	137,268
Income before taxes	$70,928	$2,954	$9,884	$83,766	$48,501	$3,488	$6,958	$58,947
Income tax provision				17,676				19,440
Consolidated net income				$66,090				$39,507

The following table shows significant components of segment net assets as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$87,285	$603,685	$12,510	$703,480	$104,530	$611,385	$7,951	$723,866
Goodwill	145,808	—	20,199	166,007	145,808	—	20,199	166,007
Other segment assets	6,007,041	6,819	229,200	6,243,060	5,882,910	6,078	220,679	6,109,667
Total segment assets	$6,240,134	$610,504	$261,909	$7,112,547	$6,133,248	$617,463	$248,829	$6,999,540
Capital expenditures	$3,409	$127	$254	$3,790	$8,197	$184	$613	$8,994

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
We do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the six months ended June 30, 2018.
Swap Guarantees
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
At June 30, 2018 and December 31, 2017, there were 137 and 134 variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers, respectively. The initial notional aggregate amount was approximately $601.7 million at June 30, 2018 compared to $561.8 million at December 31, 2017. At June 30, 2018 maturities ranged from under 1 year to 10 years. The aggregate market value of these swaps to the customers was an asset of $6.9 million at June 30, 2018 and a liability of $3.3 million at December 31, 2017. We had no reserves for the swap guarantees as of June 30, 2018.

14. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE LOSS
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
Changes to accumulated other comprehensive loss by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Total
Balance, March 31, 2018	$(19,685)	$1,104	$924	$(3,163)	$(20,820)
Other comprehensive (loss) income before reclassifications	(4,501)	—	8	(245)	(4,738)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	—	(117)	(38)	—	(155)
Net current-period other comprehensive loss	(4,501)	(117)	(30)	(245)	(4,893)
Balance, June 30, 2018	$(24,186)	$987	$894	$(3,408)	$(25,713)
Balance, March 31, 2017	$(7,128)	$1,291	$934	$(1,884)	$(6,787)
Other comprehensive income before reclassifications	3,241	—	—	262	3,503
Less: Amounts reclassified from accumulated other comprehensive income	(455)	(97)	(22)	—	(574)
Net current-period other comprehensive (loss) income	2,786	(97)	(22)	262	2,929
Balance, June 30, 2017	$(4,342)	$1,194	$912	$(1,622)	$(3,858)

Balance, December 31, 2017	$(7,842)	$1,223	$865	$(2,398)	$(8,152)
Other comprehensive (loss) income before reclassifications	(16,328)	—	8	(1,010)	(17,330)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(16)	(236)	21	—	(231)
Net current-period other comprehensive (loss) income	(16,344)	(236)	29	(1,010)	(17,561)
Balance, June 30, 2018	$(24,186)	$987	$894	$(3,408)	$(25,713)
Balance, December 31, 2016	$(8,194)	$1,392	$957	$(1,772)	$(7,617)
Other comprehensive income before reclassifications	4,513	—	—	150	4,663
Less: Amounts reclassified from accumulated other comprehensive income	(661)	(198)	(45)	—	(904)
Net current-period other comprehensive income (loss)	3,852	(198)	(45)	150	3,759
Balance, June 30, 2017	$(4,342)	$1,194	$912	$(1,622)	$(3,858)

The Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the table below:

(Dollars in thousands)	Three Months Ended June 30,		Affected line item in Consolidated Statements of Income
	2018	2017
Securities available for sale:
Realized gains on securities transactions	$—	$(708)	Security gains, net
Income taxes	—	253	Income tax provision
Net of tax	$—	$(455)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(153)	$(159)	Interest income on investment securities
Income taxes	36	62	Income tax provision
Net of tax	$(117)	$(97)
Amortization of Defined Benefit Pension items:
Prior service costs (credits) (1)	$(19)	$(19)
Transition obligation	—	—
Actuarial gains	(12)	(18)
Total before tax	$(31)	$(37)	Salaries, benefits and other compensation
Income taxes	(7)	15	Income tax provision
Net of tax	(38)	(22)
Total reclassifications	$(155)	$(574)

	Six Months Ended		Affected line item in Consolidated Statements of Operations
	June 30,
	2018	2017
Securities available-for-sale:
Realized gains on securities transactions	$(21)	$(1,028)	Security gains, net
Income taxes	5	367	Income tax provision
Net of tax	$(16)	$(661)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(309)	$(319)	Interest income on investment securities
Income taxes	73	121	Income tax provision
Net of tax	$(236)	$(198)
Amortization of Defined Benefit Pension items:
Prior service costs (credits) (1)	$40	$(38)
Transition obligation	—	—
Actuarial gains	(23)	(34)
Total before tax	$17	$(72)	Salaries, benefits and other compensation
Income taxes	4	27	Income tax provision
Net of tax	$21	$(45)
Total reclassifications	$(231)	$(904)

(1)
Prior service costs balance for the six months ended June 30, 2018 includes a tax true-up adjustment of $0.1 million from March 31, 2018. Note that the tax true-up was made to the deferred tax asset with an offset to AOCI and does not affect the actual net periodic benefit costs of the pension plan.

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
The outstanding balances of loans to related parties at June 30, 2018 and December 31, 2017 were $1.5 million and $1.2 million, respectively. Total deposits from related parties at June 30, 2018 and December 31, 2017 were $5.0 million and $5.4 million, respectively. During the second quarter of 2018, new loans and credit line advances to related parties were $0.3 million and repayments were less than $0.1 million.

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
As previously disclosed, on February 27, 2018, we entered into a settlement agreement with Universitas Education, LLC (Universitas) to resolve arbitration claims related to services provided by Christiana Bank and Trust Company (CB&T) prior to its acquisition by WSFS in December 2010. In accordance with the litigation settlement, we paid Universitas $12.0 million to fully settle the claims. WSFS will pursue all of its rights and remedies to recover this settlement payment and related costs, including by enforcing the indemnity right in the 2010 purchase agreement by which we acquired CB&T. Additionally, we have sued various insurance carriers to recover costs and expenses related to the settlement and the related litigation.
There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations.

17. SUBSEQUENT EVENTS

On August 7, 2018, the Company entered into a definitive agreement with Beneficial Bancorp, Inc. (“Beneficial”), the parent holding company for Beneficial Bank, in a stock and cash merger valued at approximately $1.5 billion. The agreement provides for the merger of Beneficial and Beneficial Bank with and into the Company and WSFS Bank, respectively.  Each share of Beneficial common stock will be converted upon closing into the right to receive 0.3013 shares of WSFS common stock and $2.93 in cash. The closing of this transaction is subject to approval by the Company’s and Beneficial’s stockholders, regulatory approvals and other customary closing conditions and is expected to close in the first quarter of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). At $7.11 billion in assets and $19.09 billion in AUM and assets under administration, WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other types of financial institutions. A fixture in the community, we have been in operation for more than 185 years. In addition to our focus on stellar customer service, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering Stellar Experiences growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
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
Our core banking business is commercial lending funded by customer-generated deposits. We have built a 4.06 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of June 30, 2018, we service our customers primarily from our 77 offices located in Delaware (46), Pennsylvania (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services through our branches and Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions.
Cash Connect® is a premier U.S. provider of ATM vault cash, smart safe and cash logistics. Cash Connect® manages $944.0 million in total cash and services approximately 26,000 non-bank ATMs which includes almost 2,000 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates 439 ATMs for the Bank, which has the largest branded ATM network in Delaware.
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
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses.  Combined, these businesses had $19.09 billion in assets under management (AUM) and assets under administration (AUA) at June 30, 2018. WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. WSFS (West) Capital Management, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS Bank (doing business as Christiana Trust) provides personal trust and fiduciary services, as well as, trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Total assets increased $113.0 million, or 2%, to $7.11 billion at June 30, 2018 compared to December 31, 2017. Investment securities increased $121.9 million, or 12%, due to our redeployment of cash received from the surrender of our bank-owned life insurance (BOLI) policies in the first quarter of 2018 into mortgage-backed securities. Net loans, excluding loans held for sale, increased $92.7 million, or 2%, primarily due to increases in consumer and commercial loans, partially offset by a decline in residential mortgages, consistent with our ongoing strategy of selling most newly-originated residential mortgages in the secondary market. Other investments increased $15.6 million due to an initial valuation adjustment of $15.3 million to our equity investment in Visa Class B shares as a result of our adoption of ASU 2016-01 (see Notes 1 and 10 to the unaudited Consolidated Financial Statements for further information). These increases were partially offset by BOLI, which decreased $97.2 million, or 94%, due to the previously disclosed planned policy surrender, and cash and cash equivalents, which decreased $20.4 million, or 3%, primarily due to improved cash optimization at Cash Connect®.
Total liabilities increased $68.4 million, or 1%, to $6.34 billion during the six months ended June 30, 2018. Deposits increased $119.0 million, or 2%, including an increase of $16.1 million in customer deposits and an increase of $102.9 million in brokered deposits. FHLB advances decreased $79.7 million, or 11%, partially offset by an increase of $42.0 million in federal funds purchased and an increase of $3.9 million, or 11%, in other borrowed funds. Other liabilities decreased $12.2 million or 14%, primarily due to payment of accrued compensation during the first quarter of 2018 and lower accrued taxes due to the reduction in the federal corporate tax rate.
Capital Resources
Share Repurchases: During the second quarter of 2018, WSFS repurchased 50,000 shares of common stock at an average price of $51.56 as part of our 5% share buyback program approved by the Board of Directors during the fourth quarter of 2015. WSFS has 579,194 shares, or slightly less than 2% of outstanding shares, remaining to repurchase under this authorization.
Stockholders’ equity increased $44.6 million between December 31, 2017 and June 30, 2018. This increase was primarily due to net income for the six months ended June 30, 2018 of $66.1 million and an increase of $8.5 million related to the issuance of stock related to the exercise of stock options as well as stock-based compensation expense. These were partially offset by a decline in the fair value of our available-for-sale securities portfolio of $16.3 million, year-to-date stock buybacks of $6.1 million and the payment of common stock dividends of $6.3 million.

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of June 30, 2018:

	Consolidated Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$743,846	12.68%	$469,360	8.00%	$586,700	10.00%
WSFS Financial Corporation	719,275	12.20%	471,570	8.00%	589,588	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	702,124	11.97%	352,020	6.00%	469,360	8.00%
WSFS Financial Corporation	677,553	11.49%	353,753	6.00%	471,670	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	702,124	11.97%	264,015	4.50%	381,355	6.50%
WSFS Financial Corporation	612,553	10.39%	265,314	4.50%	383,232	6.50%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	702,124	10.36%	271,185	4.00%	338,981	5.00%
WSFS Financial Corporation	677,553	9.95%	272,476	4.00%	340,595	5.00%
Book value per share of common stock was $24.25 at June 30, 2018, an increase of $1.19, or 5% from $23.06 at December 31, 2017. Tangible book value per share of common stock (a non-GAAP financial measure) was $18.35 at June 30, 2018, an increase of $1.29, or 8%, from $17.06 at December 31, 2017.  We believe tangible common book value per share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible common book value per share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."
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
Not included in the Bank’s capital, the Company separately held $35.8 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
As shown in the table above, as of June 30, 2018, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

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
During the six months ended June 30, 2018, cash and cash equivalents decreased $20.4 million to $703.5 million from $723.9 million as of December 31, 2017. Cash provided by operating activities was $59.8 million, reflecting the cash impact of earnings during the six months ended June 30, 2018. Cash used for investing activities was $152.2 million, primarily due to $149.4 million in net cash paid for debt securities and increased lending of $102.0 million, partially offset by $96.4 million received from the planned surrender of our BOLI policies. Cash provided by financing activities was $72.0 million, primarily due to a $115.0 million net increase in deposits and $42.0 million for receipts from federal funds purchased and securities sold under agreement to repurchase and $7.1 million for the exercise of common stock options, partially offset by $79.7 million used to repay FHLB advances, $6.1 million for repurchase of common stock and cash paid for dividends of $6.3 million.

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

The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Nonaccruing loans:
Commercial and industrial	$16,233	$19,057
Owner-occupied commercial	3,224	3,654
Commercial mortgages	6,368	5,870
Construction	4,637	1,804
Residential mortgages	3,798	4,124
Consumer	1,997	1,927
Total nonaccruing loans	36,257	36,436
Other real estate owned	2,609	2,503
Restructured loans (1)	16,273	20,061
Total nonperforming assets	$55,139	$59,000
Past due loans: (1)
Commercial	$279	$—
Residential mortgages	—	356
Consumer	220	105
Total past due loans	$499	$461
Ratio of allowance for loan losses to total gross loans (2)	0.84%	0.84%
Ratio of nonaccruing loans to total gross loans (2)	0.74	0.76
Ratio of nonperforming assets to total assets	0.78	0.84
Ratio of loan loss allowance to nonaccruing loans	113.18	111.43
Ratio of loan loss allowance to total nonperforming assets(3)	74.43	68.81

(1)	Accruing loans only, which includes acquired nonimpaired loans. Nonaccruing Troubled Debt Restructurings (TDRs) are included in their respective categories of nonaccruing loans.

(2)	Total loans exclude loans held for sale and reverse mortgages.

(3)	Excludes acquired impaired loans.
Nonperforming assets decreased $3.9 million between December 31, 2017 and June 30, 2018, reflecting a previously accruing restructured loan that moved to non-accrual status during the second quarter and $3.4 million partial charge-off related to one large C&I relationship. The ratio of nonperforming assets to total assets decreased from 0.84% at December 31, 2017 to 0.78% at June 30, 2018.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Six months ended	Six months ended
(Dollars in thousands)	June 30, 2018	June 30, 2017
Beginning balance	$59,000	$40,803
Additions	11,563	33,378
Collections	(9,069)	(8,705)
Transfers to accrual	(9)	(2,451)
Charge-offs	(6,346)	(4,413)
Ending balance	$55,139	$58,612
The timely identification of problem loans is a key element in our strategy to manage our loan portfolio. Problem loans are all criticized, classified and nonperforming loans and other real estate owned. Timely identification enables us to take appropriate action and accordingly, minimize losses. An asset review system established to monitor the asset quality of our loans and investments in real estate portfolios facilitates the identification of problem assets. In general, this system utilizes guidelines established by federal regulation.

INTEREST RATE SENSITIVITY
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At June 30, 2018, interest-earning liabilities exceeded interest-bearing assets that mature or reprice within one year (interest-sensitive gap) by $79.1 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window decreased from 98.24% at December 31, 2017 to 97.51% at June 30, 2018. Likewise, the one-year interest-sensitive gap as a percentage of total assets decreased from (0.81%) at December 31, 2017 to (1.11%) at June 30, 2018. The low level of rate sensitivity reflects our continuing efforts to effectively manage interest rate risk.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
+300	5%	16.31%	7%	16.16%
+200	4%	16.49%	4%	16.16%
+100	2%	16.59%	2%	15.96%
—	—%	16.53%	—%	15.63%
-100	(5)%	15.99%	(4)%	14.69%
-200(3)	(9)%	15.04%	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates in the periods presented.
We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

RESULTS OF OPERATIONS
Three months ended June 30, 2018: For the three months ended June 30, 2018, net income was $28.7 million compared with $20.6 million for the three months ended June 30, 2017. Net interest income increased $6.7 million, primarily due to loan portfolio growth and higher interest income from mortgage backed securities purchased with the proceeds from our surrendered BOLI policies. Noninterest income increased $3.3 million, primarily due to growth across our business lines. See “Noninterest (Fee) Income” for further information. Noninterest expense increased $5.1 million during the three months ended June 30, 2018, primarily due to higher employee-related costs and other operating costs to support business growth. See “Noninterest Expense” for further information.

Six months ended June 30, 2018: For the six months ended June 30, 2018, net income was $66.1 million, an increase of $26.6 million compared to the six months ended June 30, 2017. Net interest income increased $11.3 million, primarily due to loan portfolio growth, higher interest income on mortgage backed securities purchased with the proceeds from our surrendered BOLI policies, and lower interest expense on senior debt due to our redemption of the senior notes in the third quarter of 2017. These increases were partially offset by higher interest expense on deposits and FHLB advances. Noninterest income increased $22.7 million compared to the six months ended June 30, 2017, primarily due to the $15.3 million valuation adjustment to our Visa Class B shares, which was recorded in the first quarter of 2018. See “Noninterest (Fee) Income” for further information. Noninterest expense increased $7.0 million compared to the six months ended June 30, 2017, primarily reflecting higher employee-related and ongoing operating costs to support our organic and acquisition growth, offset by the previously disclosed fraud loss recovery. See “Noninterest Expense” for further information.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$1,437,117	$19,394	5.41%	$1,418,957	$17,725	5.01%
Residential real estate loans	239,054	3,516	5.88	274,114	3,980	5.81
Commercial loans	2,574,777	33,375	5.22	2,434,437	28,455	4.72
Consumer loans	600,683	7,847	5.24	478,326	5,589	4.69
Loans held for sale	23,680	310	5.25	32,339	324	4.01
Total loans	4,875,311	64,442	5.31	4,638,173	56,073	4.86
Mortgage-backed securities (3)	934,411	6,190	2.65	783,007	4,782	2.44
Investment securities (3)	158,266	1,108	3.41	166,536	1,136	4.05
Other interest-earning assets	26,815	411	6.15	33,155	343	4.14
Total interest-earning assets	5,994,803	72,151	4.85%	5,620,871	62,334	4.50%
Allowance for loan losses	(41,682)			(40,546)
Cash and due from banks	127,293			127,848
Cash in non-owned ATMs	531,524			574,348
Bank-owned life insurance	5,724			101,809
Other noninterest-earning assets	354,392			343,216
Total assets	$6,972,054			$6,727,546
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$973,498	$921	0.38%	$914,915	$453	0.20%
Money market	1,390,675	1,823	0.53	1,286,977	1,061	0.33
Savings	566,766	260	0.18	588,610	276	0.19
Customer time deposits	657,332	1,990	1.21	550,373	1,060	0.77
Total interest-bearing customer deposits	3,588,271	4,994	0.56	3,340,875	2,850	0.34
Brokered certificates of deposit	317,539	1,374	1.74	211,751	491	0.93
Total interest-bearing deposits	3,905,810	6,368	0.65	3,552,626	3,341	0.38
FHLB of Pittsburgh advances	516,411	2,536	1.97	639,147	1,797	1.13
Trust preferred borrowings	67,011	637	3.81	67,011	472	2.83
Senior debt	98,247	1,180	4.80	152,231	2,121	5.57
Other borrowed funds (4)	131,776	441	1.34	127,381	289	0.91
Total interest-bearing liabilities	4,719,255	11,162	0.95%	4,538,396	8,020	0.71%
Noninterest-bearing demand deposits	1,420,988			1,404,186
Other noninterest-bearing liabilities	74,395			71,183
Stockholders’ equity	757,416			713,781
Total liabilities and stockholders’ equity	$6,972,054			$6,727,546
Excess of interest-earning assets over interest-bearing liabilities	$1,275,548			$1,082,475
Net interest and dividend income		$60,989			$54,314
Interest rate spread			3.90%			3.79%
Net interest margin			4.10%			3.93%

(1)	Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.

(2)	Average balances are net of unearned income and include nonperforming loans.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased and securities sold under agreement to repurchase.

	Six Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$1,438,852	$37,559	5.26%	$1,406,012	$34,748	4.98%
Residential real estate loans	243,489	7,348	6.04	278,012	8,961	6.45
Commercial loans	2,568,527	64,584	5.09	2,413,245	55,352	4.65
Consumer loans	586,907	14,928	5.13	467,907	10,997	4.74
Loans held for sale	20,041	488	4.92	36,691	696	3.79
Total loans	4,857,816	124,907	5.19	4,601,867	110,754	4.87
Mortgage-backed securities (3)	888,401	11,589	2.61	771,149	9,177	2.38
Investment securities (3)	159,398	2,228	3.43	197,517	2,385	3.54
Other interest-earning assets	29,993	1,040	6.99	38,005	844	4.44
Total interest-earning assets	5,935,608	139,764	4.77%	5,608,538	123,160	4.48%
Allowance for loan losses	(41,574)			(40,551)
Cash and due from banks	123,679			136,823
Cash in non-owned ATMs	526,608			628,350
Bank-owned life insurance	46,166			101,690
Other noninterest-earning assets	345,661			345,862
Total assets	$6,936,148			$6,780,712
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$984,522	$1,737	0.36%	$917,173	$838	0.18%
Money market	1,388,766	3,412	0.50	1,305,370	2,087	0.32
Savings	560,150	514	0.19	581,471	489	0.17
Customer time deposits	640,034	3,675	1.16	565,875	2,150	0.77
Total interest-bearing customer deposits	3,573,472	9,338	0.53	3,369,889	5,564	0.33
Brokered certificates of deposit	286,098	2,270	1.60	193,869	852	0.89
Total interest-bearing deposits	3,859,570	11,608	0.61	3,563,758	6,416	0.36
FHLB of Pittsburgh advances	558,494	4,999	1.81	752,335	3,655	0.98
Trust preferred borrowings	67,011	1,194	3.59	67,011	918	2.76
Senior debt	98,220	2,359	4.80	152,169	4,242	5.58
Other borrowed funds (4)	141,478	901	1.28	134,796	512	0.77
Total interest-bearing liabilities	4,724,773	21,061	0.90%	4,670,069	15,743	0.68%
Noninterest-bearing demand deposits	1,385,861			1,330,477
Other noninterest-bearing liabilities	83,862			73,997
Stockholders’ equity	741,652			706,169
Total liabilities and stockholders’ equity	$6,936,148			$6,780,712
Excess of interest-earning assets over interest-bearing liabilities	$1,210,835			$938,469
Net interest and dividend income		$118,703			$107,417
Interest rate spread			3.87%			3.80%
Net interest margin			4.06%			3.91%

(1)	Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.

(2)	Average balances are net of unearned income and include nonperforming loans.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased and securities sold under agreement to repurchase.

During the three months ended June 30, 2018, net interest income increased $6.7 million, or 12% from the three months ended June 30, 2017. Net interest margin was 4.10% for the second quarter of 2018, a 17 basis points increase compared to 3.93% for the second quarter of 2017. The increase in net interest margin was the result of being well-positioned for the higher short-term interest rate environment, the redemption of $55.0 million of the 2012 senior notes late in the third quarter of 2017, and changes in balance sheet growth and mix, partially offset by an anticipated decline in income from reverse mortgages, due to the continued run-off of this small, high-yielding purchased loan portfolio.
During the six months ended June 30, 2018, net interest income increased $11.3 million, or 11% from the six months ended June 30, 2017. Net interest margin was 4.06% for the first half of 2018, a 15 basis points increase compared to 3.91% for the first half of 2017. The increase in net interest margin includes the positive effects of the overall higher short-term interest rate environment, the redemption of $55.0 million of the 2012 senior notes late in the third quarter of 2017, and changes in balance sheet growth and mix, partially offset by an anticipated decline in income from reverse mortgages, described above.
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
For the three months ended June 30, 2018 and 2017, we recorded a provision for loan losses of $2.5 million and $1.8 million, respectively. For the six months ended June 30, 2018 and 2017, we recorded a provision for loan losses of $6.1 million and $4.0 million, respectively. Provision for the three and six months ended June 30, 2018 increased $0.7 million and $2.1 million, respectively, from the same periods in 2017, primarily due to loan portfolio growth and anticipated losses involving several commercial loans.
The allowance for loan losses was $41.0 million at June 30, 2018 and $40.6 million at December 31, 2017. The allowance for loan losses was nearly flat due to strong and stable credit metrics in our loan portfolio. The ratio of allowance for loan losses to total gross loans was 0.84% at both June 30, 2018 and December 31, 2017. Excluding the impact of all purchased loans, this ratio would have been 0.94% and 0.97% at June 30, 2018 and December 31, 2017, respectively. The ratio of net charge-offs to total gross loans net of unearned income, which excludes loans held for sale and reverse mortgages, was 0.24% and 0.22% (annualized) at June 30, 2018 and December 31, 2017, respectively. See Note 6 to the unaudited Consolidated Financial Statements for further information.
Noninterest (Fee) Income
Three months ended June 30, 2018: During the second quarter of 2018, the Company earned noninterest income of $35.0 million, an increase of $3.3 million, or 10%, compared to $31.7 million in the second quarter of 2017. The increase was primarily due to growth across most of our businesses, including an increase of $1.8 million in credit/debit card and ATM income, due to growth resulting from expanded revenue sources in our Cash Connect® business, and an increase of $1.4 million in investment management and fiduciary income, due to growth in several of our Wealth business lines.
Six months ended June 30, 2018: For the six months ended June 30, 2018, the Company earned fee income of $82.5 million, an increase of $22.7 million, or 38%, compared to $59.8 million for the six months ended June 30, 2017. Included in this increase is an unrealized gain of $15.3 million related to our adoption of ASU 2016-01 in the first quarter of 2018 and its impact on the valuation of our equity investment in Visa Class B shares. The remaining increase was primarily due to growth across all business lines, including an increase of $3.5 million in credit/debit card and ATM income, reflecting growth due to expanded revenue sources in our Cash Connect® business, and an increase of $2.6 million in investment management and fiduciary income due to growth in several of our Wealth business lines. See Notes 1 and 10 to the unaudited Consolidated Financial Statements for further information about our adoption of ASU 2016-01.
Noninterest Expense
Three months ended June 30, 2018: Noninterest expense for the second quarter of 2018 was $57.8 million, an increase of $5.1 million, or 10%, from $52.7 million in the second quarter of 2017, primarily reflecting an increase of $2.7 million in compensation and benefits expenses driven by overall franchise growth and higher variable incentive compensation expenses due to our positive operating results. Variable costs increased $1.2 million to support Cash Connect®revenue growth. Performance-based earn-out expenses related to our recent acquisitions increased $1.0 million, also due to our positive operating results.

Six months ended June 30, 2018: For the six months ended June 30, 2018, noninterest expense was $111.2 million, an increase of $7.0 million, or 6.7% from $104.2 million for the six months ended June 30, 2017. The increase was primarily due to an increase of $3.7 million of higher ongoing operating costs and an increase of $3.7 million of higher compensation and related costs due to overall franchise growth, as well as $0.9 million of transaction costs associated with our BOLI surrender, partially offset by the $1.7 million recovery of a fraud loss.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $6.9 million and $17.7 million during the three and six months ended June 30, 2018 compared to income tax expense of $10.9 million and $19.4 million for the same periods in 2017.
Our effective tax rate was 19.4% and 21.1% for the three and six months ended June 30, 2018 compared to 34.5% and 33.0% during the same periods in 2017. The effective tax rate for the six months ended June 30, 2018 decreased primarily due to the reduction in the statutory federal corporate rate from 35% to 21% effective for 2018. Further, the tax benefit related to stock-based compensation activity during the year pursuant to ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation (Topic 718), increased as compared to the prior year even though the corporate tax rate declined. This increase is due to greater transaction volume and increases in the Company’s stock price. The tax benefits recognized during the three and six months ended June 30, 2018 were $1.5 million and $2.1 million, respectively, compared to $0.4 million and $1.7 million for the comparable periods in 2017.
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
Contractual Obligations
Our contractual obligations at June 30, 2018 did not significantly change from our contractual obligations at December 31, 2017, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

(Dollars and share amounts in thousands, except per share amounts)	June 30, 2018	December 31, 2017
Stockholders’ equity	$768,977	$724,345
Less: Goodwill and other intangible assets	187,259	188,444
Tangible common equity (numerator)	$581,718	$535,901
Shares of common stock outstanding (denominator)	31,704	31,418
Book value per share of common stock	$24.25	$23.06
Goodwill and other intangible assets	5.90	6.00
Tangible book value per share of common stock	$18.35	$17.06

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

RECENT REGULATORY DEVELOPMENTS
General
As a federally chartered savings institution the Bank is subject to regulation by the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (Federal Reserve), the Office of the Comptroller of the Currency (OCC), and the Federal Housing Finance Agency (FHFA), an independent agency in the executive branch of the U.S. government, collectively referred to as the Federal banking agencies. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank is required to file periodic reports with the OCC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the FHFA and the Federal Reserve.
Basel III
In 2013, the Federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision capital guidelines for U.S. banking organizations. Under the final rules as of January 2015, minimum requirements increased for both the quantity and quality of capital maintained by the Company and the Bank. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of total capital to risk-weighted assets of 10.0%, and required a minimum Tier 1 leverage ratio of 4.0%. The final rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. The phase-in of the capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. For 2017, the capital conservation buffer is 1.25%. The final rules also revised the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments). As of June 30, 2018, we had approximately $67.0 million of trust preferred securities outstanding, all of which are counted as Tier 1 capital.
The phase-in period for the final rules began for us on January 1, 2015. Full compliance with all of the final rule’s requirements phased in over a multi-year schedule is required by January 1, 2019. As of June 30, 2018, the Company and the Bank met the applicable standards, and the Bank was “well-capitalized” under the prompt corrective action rules.
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
London Inter-Bank Offered Rate (“LIBOR”)
In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rate Committee (“ARRC”), was created to identify an alternative reference interest rate to replace LIBOR.

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

(b)
Changes in internal control over financial reporting. During the three months ended June 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings
Incorporated herein by reference to Note 16 – Legal and Other Proceedings to the unaudited Consolidated Financial Statements.

Item 1A.    Risk Factors

There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2018.

2018	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April	19,000	$48.94	19,000	610,194
May	15,000	51.97	15,000	595,194
June	16,000	54.29	16,000	579,194
Total	50,000	$51.56	50,000

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

(d)
Exhibit 10.11 – WSFS Financial Corporation's 2018 Incentive Plan is incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14-A for the 2018 Annual Meeting of Stockholders filed with the SEC on March 23, 2018.

(e)	Exhibit 101.INS – XBRL Instance Document

(f)	Exhibit 101.SCH – XBRL Schema Document

(g)	Exhibit 101.CAL – XBRL Calculation Linkbase Document

(h)	Exhibit 101.LAB – XBRL Labels Linkbase Document

(i)	Exhibit 101.PRE – XBRL Presentation Linkbase Document

(j)	Exhibit 101.DEF – XBRL Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date: August 8, 2018	/s/ Mark A. Turner
Mark A. Turner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)