Form 10-Q
period 2018-09-30
WSFS FINANCIAL CORP
filed 2018-11-08
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 31,369,448 shares of common stock, par value $0.01 per share, outstanding at November 2, 2018.

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

•
the success of the Company's growth plans, including the successful integration of past and future acquisitions; including the pending acquisition of Beneficial Bancorp, Inc. which is subject to customary closing conditions including regulatory and stockholder approvals;

•
the Company’s ability to fully realize the cost savings and other benefits of its acquisitions, manage risks related to business disruption following those acquisitions, and post-acquisition customer acceptance of the Company’s products and services and related customer disintermediation;

•	negative perceptions or publicity with respect to the Company’s trust and wealth management business;

•	adverse judgments or other resolution of pending and future legal proceedings, and cost incurred in defending such proceeding;

•	system failure or cybersecurity breaches of the Company’s network security;

•	the Company’s ability to recruit and retain key employees;

•	the effects of problems encountered by other financial institutions that adversely affect the Company or the banking industry generally;

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

•
the effects of other risks and uncertainties, including those discussed in the Company’s Form 10-K for the year ended December 31, 2017 and other documents filed by the Company with the Securities and Exchange Commission from time to time.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. The Company disclaims any duty to revise or update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company for any reason, except as specifically required by law.

As used in this Quarterly Report on Form 10-Q, the terms “WSFS”, “the Company”, “registrant”, “we”, “us”, and “our” mean WSFS Financial Corporation and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

Cash Connect is our registered trademark. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars in thousands, except per share data)	(Unaudited)
Interest income:
Interest and fees on loans	$67,164	$58,504	$192,071	$169,258
Interest on mortgage-backed securities	6,662	4,955	18,251	14,132
Interest and dividends on investment securities:
Taxable	14	14	47	137
Tax-exempt	1,065	1,125	3,260	3,387
Other interest income	510	412	1,550	1,256
	75,415	65,010	215,179	188,170
Interest expense:
Interest on deposits	7,977	3,862	19,585	10,278
Interest on senior debt	1,179	1,807	3,538	6,049
Interest on Federal Home Loan Bank advances	2,097	2,402	7,096	6,057
Interest on federal funds purchased and securities sold under agreements to repurchase	381	273	1,261	709
Interest on trust preferred borrowings	677	500	1,871	1,418
Interest on other borrowings	7	37	28	113
	12,318	8,881	33,379	24,624
Net interest income	63,097	56,129	181,800	163,546
Provision for loan losses	3,716	2,896	9,864	6,901
Net interest income after provision for loan losses	59,381	53,233	171,936	156,645
Noninterest income:
Credit/debit card and ATM income	11,239	9,350	31,753	26,406
Investment management and fiduciary income	10,029	8,809	29,462	25,683
Deposit service charges	4,670	4,695	13,964	13,652
Mortgage banking activities, net	1,509	1,756	4,938	4,785
Securities gains, net	—	736	21	1,764
Unrealized gains on equity investments	3,249	—	18,595	—
Realized gain on sale of equity investment	3,757	—	3,757	—
Loan fee income	693	483	1,859	1,483
Bank owned life insurance income	96	546	328	1,124
Other income	6,659	6,066	19,678	17,312
	41,901	32,441	124,355	92,209
Noninterest expense:
Salaries, benefits and other compensation	30,641	29,172	91,438	86,231
Occupancy expense	4,697	4,756	14,953	14,602
Equipment expense	3,258	2,922	9,523	9,544
Data processing and operations expenses	1,962	1,817	5,765	5,185
Professional fees	2,358	2,248	6,403	6,552
Marketing expense	1,499	712	3,341	2,268
Early extinguishment of debt	—	695	—	695
FDIC expenses	518	560	1,632	1,683
Loan workout and OREO expenses	(19)	484	1,088	1,504
Corporate development expense	3,794	153	4,251	857
(Recovery of) provision for legal settlement	(7,938)	—	(7,938)	—
(Recovery of) provision for fraud loss	(10)	—	(1,675)	—
Other operating expense	11,694	10,644	34,916	29,275
	52,454	54,163	163,697	158,396
Income before taxes	48,828	31,511	132,594	90,458
Income tax provision	9,893	10,942	27,569	30,382
Net income	$38,935	$20,569	$105,025	$60,076
Earnings per share:
Basic	$1.22	$0.65	$3.32	$1.91
Diluted	$1.20	$0.64	$3.26	$1.86
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars in thousands)	(Unaudited)		(Unaudited)
Net income	$38,935	$20,569	$105,025	$60,076
Other comprehensive (loss) income:
Net change in unrealized (loss) gains on investment securities available for sale
Net unrealized (loss) gains arising during the period, net of tax (benefit) expense of ($1,846), $761, ($6,958) and $3,498, respectively	(6,042)	1,289	(22,370)	5,802
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $0, $261, $5, and $628, respectively	—	(475)	(16)	(1,136)
	(6,042)	814	(22,386)	4,666
Net change in securities held to maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense (benefit) of $36, $60, $109 and $181, respectively	(107)	(99)	(343)	(297)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of $(9), ($15), $1, and ($42), respectively	(30)	(22)	(1)	(67)
Net change in cash flow hedge
Net unrealized (loss) gain arising during the period, net of tax expense (benefit) of ($75), $26, ($391) and $118 respectively	(109)	42	(1,119)	192
Total other comprehensive (loss) income	(6,288)	735	(23,849)	4,494
Total comprehensive income	$32,647	$21,304	$81,176	$64,570
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018	December 31, 2017
(Dollars in thousands, except per share and share data)	(Unaudited)
Assets:
Cash and due from banks	$158,234	$122,141
Cash in non-owned ATMs	552,952	598,117
Interest-bearing deposits in other banks including collateral of $0 and $3,380 at September 30, 2018 and December 31, 2017, respectively	186	3,608
Total cash and cash equivalents	711,372	723,866
Investment securities, available for sale (amortized cost of $1,036,905 at September 30, 2018 and $847,791 at December 31, 2017)	997,131	837,499
Investment securities, held to maturity-at cost (fair value of $150,583 at September 30, 2018 and $162,853 at December 31, 2017)	152,577	161,186
Other investments	35,083	17,971
Loans, held for sale at fair value	35,855	31,055
Loans, net of allowance for loan losses of $41,812 at September 30, 2018 and $40,599 at December 31, 2017	4,886,136	4,776,318
Bank owned life insurance	6,840	102,958
Stock in Federal Home Loan Bank of Pittsburgh at cost	16,540	31,284
Other real estate owned	2,004	2,503
Accrued interest receivable	21,331	19,405
Premises and equipment	46,348	47,983
Goodwill	166,007	166,007
Intangible assets	20,577	22,437
Other assets	62,041	59,068
Total assets	$7,159,842	$6,999,540
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,515,336	$1,420,760
Interest-bearing	4,208,580	3,826,844
Total deposits	5,723,916	5,247,604
Federal funds purchased	—	28,000
Federal Home Loan Bank advances	338,465	710,001
Trust preferred borrowings	67,011	67,011
Senior debt	98,334	98,171
Other borrowed funds	41,279	34,623
Accrued interest payable	7,119	1,037
Other liabilities	84,896	88,748
Total liabilities	6,361,020	6,275,195
Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 56,880,335 at September 30, 2018 and 56,279,527 at December 31, 2017	567	563
Capital in excess of par value	347,900	336,271
Accumulated other comprehensive loss	(32,001)	(8,152)
Retained earnings	764,765	669,557
Treasury stock at cost, 25,028,145 shares at September 30, 2018 and 24,861,145 shares at December 31, 2017	(282,409)	(273,894)
Total stockholders’ equity	798,822	724,345
Total liabilities and stockholders’ equity	$7,159,842	$6,999,540
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2016	55,995,219	$580	$329,457	$(7,617)	$627,078	$(262,162)	$687,336
Net income	—	—	—	—	60,076	—	60,076
Other comprehensive income	—	—	—	4,494	—	—	4,494
Cash dividend, $0.21 per share	—	—	—	—	(6,600)	—	(6,600)
Issuance of common stock including proceeds from exercise of common stock options	222,424	2	2,315	—	—	—	2,317
Stock-based compensation expense	—	—	2,449	—	—	—	2,449
Repurchase of common stock, 204,000 shares	—	(20)	—	—	—	(9,191)	(9,211)
Balance, September 30, 2017	56,217,643	$562	$334,221	$(3,123)	$680,554	$(271,353)	$740,861

Balance, December 31, 2017	56,279,527	$563	$336,271	$(8,152)	$669,557	$(273,894)	$724,345
Net income	—	—	—	—	105,025	—	105,025
Other comprehensive loss	—	—	—	(23,869)	—	—	(23,869)
Cash dividend, $0.31 per share	—	—	—	—	(9,797)	—	(9,797)
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	20	(20)	—	—
Issuance of common stock including proceeds from exercise of common stock options	600,808	4	9,772	—	—	—	9,776
Stock-based compensation expense	—	—	1,857	—	—	—	1,857
Repurchase of common stock, 167,000 shares	—	—	—	—	—	(8,515)	(8,515)
Balance, September 30, 2018	56,880,335	$567	$347,900	$(32,001)	$764,765	$(282,409)	$798,822

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
(Dollars in thousands)	(Unaudited)
Operating activities:
Net income	$105,025	$60,076
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,864	6,901
Depreciation of premises and equipment, net	6,347	6,454
Amortization of fees and discounts, net	11,952	15,002
Amortization of intangible assets	2,223	2,352
Income from mortgage banking activities, net	(4,938)	(4,785)
Gain on sale of securities, net	(21)	(1,764)
Loss on sale of other real estate owned and valuation adjustments, net	83	187
Stock-based compensation expense	1,857	2,449
Unrealized gain on equity investments	(18,595)	—
Debt extinguishment cost	—	695
Deferred income tax expense	3,330	3,097
(Increase) decrease in accrued interest receivable	(1,926)	(762)
Decrease (increase) in other assets	3,171	(7,451)
Origination of loans held for sale	(265,674)	(258,962)
Proceeds from sales of loans held for sale	257,026	284,797
Increase in accrued interest payable	6,083	2,731
(Decrease) increase in other liabilities	(5,273)	962
Increase in value of bank owned life insurance	(311)	(899)
Increase in capitalized interest, net	(2,795)	(3,252)
Net cash provided by operating activities	$107,428	$107,828
Investing activities:
Purchases of investment securities held to maturity	$—	$—
Repayments, maturities and calls of investment securities held to maturity	7,055	1,175
Sale of investment securities available for sale	7,012	415,486
Purchases of investment securities available for sale	(280,401)	(593,878)
Repayments of investment securities available for sale	82,501	174,251
Proceeds of bank-owned life insurance death benefit	—	371
Proceeds from bank-owned life insurance surrender	96,429	—
Net increase in loans	(119,641)	(231,955)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(137,199)	(128,159)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	151,943	133,130
Sales of other real estate owned	2,323	4,405
Investment in premises and equipment	(4,910)	(7,336)
Sales of premises and equipment	201	1,593
Net cash used for investing activities	$(194,687)	$(230,917)

	Nine Months Ended September 30,
	2018	2017
(Dollars in thousands)	(Unaudited)
Financing activities:
Net increase in demand and saving deposits	$341,411	$320,784
Increase (decrease) in time deposits	83,788	(36,055)
Increase in brokered deposits	57,638	35,079
Decrease in loan payable	—	(359)
Receipts from FHLB advances	85,335,984	109,432,123
Repayments of FHLB advances	(85,707,520)	(109,588,547)
Receipts from federal funds purchased and securities sold under agreement to repurchase	18,821,100	17,610,000
Repayments of federal funds purchased and securities sold under agreement to repurchase	(18,849,100)	(17,670,000)
Dividends paid	(9,797)	(6,600)
Issuance of common stock and exercise of common stock options	9,776	2,317
Redemption of senior debt	—	(55,000)
Purchase of treasury stock	(8,515)	(9,211)
Net cash provided by financing activities	$74,765	$34,531
Decrease in cash and cash equivalents	(12,494)	(88,558)
Cash and cash equivalents at beginning of period	723,866	821,923
Cash and cash equivalents at end of period	$711,372	$733,365
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$27,297	$21,893
Income taxes	21,754	20,861
Non-cash information:
Loans transferred to other real estate owned	1,907	4,925
Loans transferred to portfolio from held-for-sale at fair value	7,261	12,782
Goodwill adjustments, net	—	(1,532)
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED)
1. BASIS OF PRESENTATION
General
Our unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (the Company or WSFS), Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress) and Christiana Trust Company of Delaware (Christiana Trust DE). We also have one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has three wholly-owned subsidiaries: WSFS Investment Group, Inc. (WSFS Wealth Investments), 1832 Holdings, Inc. and Monarch Entity Services, LLC.
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with customer deposits and borrowings. In addition, we offer a variety of wealth management and trust services to personal and corporate customers. The Federal Deposit Insurance Corporation (FDIC) insures our customers’ deposits to their legal maximums. We serve our customers primarily from 77 offices located in Delaware (46), Pennsylvania (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this quarterly report.
In preparing the unaudited Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Amounts subject to significant estimates include the allowance for loan losses and reserves for lending-related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and other-than-temporary impairment (OTTI). Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets, the establishment of the allowance and lending-related commitments as well as increased post-retirement benefits expense.
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
Business Combinations
On August 7, 2018, WSFS and Beneficial Bancorp, Inc. (Beneficial) entered into an Agreement and Plan of Reorganization, (as amended from time to time, the Merger Agreement) pursuant to which, subject to the terms and conditions of the Agreement, among other things, (i) Beneficial will merge with and into WSFS, with WSFS continuing as the surviving corporation and (ii) concurrently, Beneficial Bank will merge with and into WSFS Bank, with WSFS Bank continuing as the surviving bank. Subject to the terms and conditions of the Merger Agreement, stockholders of Beneficial will receive 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock. These mergers, subject to customary closing conditions including required regulatory approvals and stockholder approvals, are expected to close in Q1 2019.

Significant Accounting Policies:
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2017 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at September 30, 2018, except as described below:
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

Equity investments include our investment in Visa Class B shares and certain other equity investments. The fair value of equity investments with readily determinable fair values is primarily obtained from third-party pricing services. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value Measurement to evaluate the observed transaction(s) and adjust the fair value of the equity investment.
ASC 321-10 also provides guidance related to accounting for impairment of equity securities without readily determinable fair values. The qualitative assessment to determine whether impairment exists requires the use of our judgment in certain circumstances. If, after completing the qualitative assessment, we conclude an equity investment without a readily determinable fair value is impaired, a loss for the difference between the equity investment’s carrying value and its fair value may be recognized as a reduction to noninterest income in the Consolidated Statements of Income.

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2018
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model in which entities should exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Gross versus Net), which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and 2016-12, Narrow-Scope Improvements and Practical Expedients, both of which provide additional clarification on certain provisions in Topic 606. These ASC updates were effective for public business entities with annual and interim reporting periods in fiscal years beginning after December 15, 2017. The standard permits the use of either the retrospective or modified retrospective with the cumulative effect transition method. The Company adopted the standard on January 1, 2018. Consistent with the transition guidance in ASC 606, results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts are reported in accordance with ASC 605. For revenue streams determined to be within the scope of the new standard, we concluded that the adoption of the standard did not have a material effect on our Consolidated Financial Statements at the time of adoption. See Note 2 for additional disclosures resulting from our adoption of this standard.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 represents the Emerging Issues Task Force’s final consensus on eight issues related to the classification of cash payments and receipts in the statement of cash flows for a number of common transactions. The consensus also clarifies when identifiable cash flows should be separated versus classified based on their predominant source or use. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard on January 1, 2018, on a retrospective basis and the adoption did not have an effect on the Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new, two-step framework for determining whether a transaction is accounted for as an acquisition (or disposal) of assets or a business. The first step is evaluating whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the transaction is not considered a business. Also, in order to be considered a business, the transaction would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for public entities in annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or been made available for issuance. The Company adopted this standard on January 1, 2018, on a prospective basis with no impact to the Consolidated Financial Statements at the time of adoption.

In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 provides clarification of the scope of ASC 610-20. Specifically, the new guidance clarifies that ASC 610-20 applies to nonfinancial assets which do not meet the definition of a business or not-for-profit activity. Further, a financial asset is within the scope of ASC 610-20 if it meets the definition of an in-substance nonfinancial asset which is defined as a financial asset promised to a counterparty in a contract where substantially all of the assets promised are nonfinancial. Finally, each distinct nonfinancial asset and in-substance nonfinancial asset should be derecognized when the counterparty obtains control. The guidance is effective in annual and interim reporting periods in fiscal years beginning after December 15, 2017. Early application is permitted for all entities, but not before annual reporting periods beginning after December 15, 2016. The Company adopted this standard on January 1, 2018, on a modified retrospective basis and the adoption did not have an effect on the Consolidated Financial Statements at the time of adoption.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires that the service cost component of net periodic pension cost be disclosed with other compensation costs in the income statement. For all other cost components, an entity must either separately disclose the other cost components in separate line item(s) outside a subtotal of income from operations in the income statement or disclose the line item(s) used to present the other cost components in the income statement. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company adopted this standard on January 1, 2018, on a retrospective basis with no impact to the Consolidated Financial Statements at the time of adoption.
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. The new guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the award’s fair value, vesting conditions and classification remain the same immediately before and after the change, modification accounting is not applied. Additionally, the guidance does not require valuation before or after the change if the change does not affect any of the inputs to the model used to value the award. The guidance is effective in annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The new guidance will be applied on a prospective basis to awards modified on or after the adoption date. The Company adopted this standard on January 1, 2018, on a prospective basis with no impact to the Consolidated Financial Statements at the time of adoption.

Accounting Guidance Pending Adoption at September 30, 2018
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. Adoption using the modified retrospective transition approach is required; however, in July 2018, the FASB issued ASU 2018-11, Leases-Targeted Improvements, which provides an optional transition method whereby comparative periods presented in the financial statements in the period of adoption do not need to be restated under Topic 842. The Company will adopt this guidance on January 1, 2019. The Company has substantially completed its process of identifying its lease population as defined by this guidance and anticipates finalizing the impact analysis on the Consolidated Financial Statements in the fourth quarter. To date, our review suggests that adoption will increase assets and liabilities on our Consolidated Statements of Financial Condition. The Company will continue to assess the impact of this guidance, taking into consideration available accounting policy elections and significant assumptions and judgments such as the discount rate and renewal options. In addition, the Company continues to evaluate its internal systems, accounting policies, processes and related internal controls for potential effects. To date, we have been working to implement a lease accounting and administration software to assist us with initial and on-going requirements of the new guidance. The Company expects to complete the implementation in the fourth quarter.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not plan to early adopt this guidance and will adopt this guidance on January 1, 2020. A cross-functional team from Finance, Credit, and IT is leading the implementation efforts to evaluate the impact of this guidance on the Company’s Consolidated Financial Statements, internal systems, accounting policies, processes and related internal controls. To date, we have selected a software solution to assist us with the initial and on-going requirements of the new guidance and are currently in the early stages of implementing the software. We have engaged third-party experts and specialists, where necessary, to assist with the implementation efforts. We continue to perform due diligence on acceptable methodologies under the guidance, as well as evaluate the potential effects to our accounting policies, processes and related internal controls. Our review of this guidance to date suggests that adoption may materially increase the allowance for loan losses and decrease capital levels; however, the extent of these impacts will depend on the asset quality of the portfolio, macroeconomic conditions, and significant estimates and judgments made by management at the time of adoption.
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
In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. The new guidance requires the amortization period for certain non-contingent callable debt securities held at a premium to end at the earliest call date of the debt security. If the call option is not exercised at the earliest call date, the guidance requires the debt security's effective yield to be reset based on the contractual payment terms of the debt security. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. Use of the modified retrospective method, with a cumulative-effect adjustment to retained earnings is required. In the period of adoption, a change in accounting principle disclosure is required. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.

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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework, which amends ASC 820 - Fair Value Measurement. The ASU modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements for fair value measurements. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption is required on both a prospective and retrospective basis depending on the amendment. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plans-General (Topic 715) which applies to all employers that provide defined benefit pension or other postretirement benefit plans for their employees. The ASU modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements to financial statement users. The guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. Use of the retrospective method is required. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350). The new guidance provides clarity on capitalizing and expensing implementation costs for cloud computing arrangements in a service contract. If an implementation cost is capitalized, the cost should be recognized over the noncancellable term and periodically assessed for impairment. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption should be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. Our preliminary review of this guidance to date suggests that adoption may result in a material amount of implementation costs being deferred; however, the extent of the impact will depend on the cloud computing implementations occurring at the time of adoption.
2. NONINTEREST INCOME

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The standard applies to certain revenue streams included in noninterest income on our unaudited Consolidated Statements of Income. See Note 1 for further information about our adoption of ASU 2014-09, and Note 12 for further information about the disaggregation of noninterest income by segment.
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Bailment fees	$7,188	$5,603	$19,869	$15,467
Interchange fees	3,766	3,469	11,073	10,164
Other card and ATM fees	285	278	811	775
Total credit/debit card and ATM income	$11,239	$9,350	$31,753	$26,406

Credit/debit card and ATM income is primarily composed of bailment fees which are earned from bailment arrangements with our customers. Bailment arrangements are legal relationships in which property is delivered to another party's temporary custody and control without a transfer of ownership. The party receiving the property (the bailee) has possession and control of the property and is obligated to take reasonable care of the property. The party who transferred the property (the bailor) retains ownership interest of the property. In the event that the bailee files for bankruptcy protection, the property is not included in the bailee's assets. The bailee pays an agreed-upon fee for the use of the bailor's property in exchange for the bailor allowing use of the assets at the bailee's site. Bailment fees are earned from cash that is owned by WSFS but available for customers' use at an offsite location, such as cash located in an ATM at a customer's place of business. These fees are typically indexed to a market interest rate. This revenue stream generates fee income through monthly billing for bailment services.
Credit/debit card and ATM income also includes interchange fees. Interchange fees are paid by a merchant's bank to a bank that issued a debit or credit card used in a transaction to compensate the issuing bank for the value and benefit the merchant receives from accepting electronic payments. These revenue streams generate fee income at the time a transaction occurs and are recorded as revenue at the time of the transaction.
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Trust fees	$5,932	$5,044	$17,298	$14,317
Wealth management and advisory fees	4,097	3,765	12,164	11,366
Total investment management and fiduciary income	$10,029	$8,809	$29,462	$25,683
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
Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Service fees	$2,663	$2,603	$7,877	$7,526
Return and overdraft fees	1,885	1,973	5,662	5,660
Other deposit service fees	122	119	425	466
Total deposit service charges	$4,670	$4,695	$13,964	$13,652
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

Other income
The following table presents the components of other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Managed service fees	$3,169	$2,894	$9,100	$8,184
Currency preparation	863	765	2,406	2,185
ATM insurance	586	715	1,781	2,131
Miscellaneous products and services	2,041	1,692	6,391	4,812
Total other income	$6,659	$6,066	$19,678	$17,312
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

3. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income	$38,935	$20,569	$105,025	$60,076
Denominator:
Weighted average basic shares	31,800	31,420	31,599	31,424
Dilutive potential common shares	548	848	663	856
Weighted average fully diluted shares	$32,348	$32,268	$32,262	$32,280
Earnings per share:
Basic	$1.22	$0.65	$3.32	$1.91
Diluted	$1.20	$0.64	$3.26	$1.86
Outstanding common stock equivalents having no dilutive effect	11	—	16	5

4. INVESTMENT SECURITIES
The following tables detail the amortized cost and the estimated fair value of our investments in available-for-sale and held-to-maturity debt securities as well as our equity investments. None of our investments in debt securities are classified as trading.

	September 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Debt Securities
CMO	$311,507	$—	$11,477	$300,030
FNMA MBS	571,686	—	22,948	548,738
FHLMC MBS	116,532	2	4,112	112,422
GNMA MBS	37,180	72	1,311	35,941
	$1,036,905	$74	$39,848	$997,131
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$152,577	$55	$2,049	$150,583

Equity Investments(2)
Visa Class B shares	$13,918	$17,865	$—	$31,783
Other equity investments	3,300	—	—	3,300
	$17,218	$17,865	$—	$35,083

(1)
Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $1.2 million at September 30, 2018, related to securities transferred, which are offset in Accumulated other comprehensive loss, net of tax.

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

Equity Investments(2)(3)
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

(2)	Equity investments are included in Other investments in the unaudited Consolidated Statements of Financial Condition.

(3)	These municipal securities were sold during the second quarter of 2018.

The scheduled maturities of our available-for-sale debt securities at September 30, 2018 and December 31, 2017 are presented in the table below:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2018
Within one year	$—	$—
After one year but within five years	19,792	19,160
After five years but within ten years	170,009	159,754
After ten years	847,104	818,217
	$1,036,905	$997,131
December 31, 2017
Within one year	$—	$—
After one year but within five years	20,051	19,825
After five years but within ten years	179,812	175,583
After ten years	647,928	642,091
	$847,791	$837,499

The scheduled maturities of our held-to-maturity debt securities at September 30, 2018 and December 31, 2017 are presented in the table below:

	Held to Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2018
Within one year	$1,027	$1,023
After one year but within five years	6,636	6,599
After five years but within ten years	29,148	28,902
After ten years	115,766	114,059
	$152,577	$150,583
December 31, 2017
Within one year	$322	$320
After one year but within five years	5,895	5,894
After five years but within ten years	18,751	18,873
After ten years	136,218	137,766
	$161,186	$162,853
Mortgage-backed securities (MBS) may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty.
Investment securities with fair market values aggregating $972.8 million and $688.2 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of September 30, 2018 and December 31, 2017, respectively.
During the nine months ended September 30, 2018, we sold $7.0 million of debt securities categorized as available for sale, resulting in realized gains of less than $0.1 million and no realized losses. During the nine months ended September 30, 2017, we sold $415.5 million of debt securities categorized as available for sale, resulting in realized gains of $1.9 million and realized losses of less than $0.1 million. The cost basis of all debt securities sales is based on the specific identification method.
During the nine months ended September 30, 2018, we sold $6.2 million of equity securities, specifically Visa Class B shares, resulting in realized gains of $3.8 million and no realized losses. There were no such sales during the nine months ended September 30, 2017.

As of September 30, 2018 and December 31, 2017, our debt securities portfolio had remaining unamortized premiums of $12.8 million and $14.1 million, respectively, and unaccreted discounts of $1.8 million and $1.3 million as of September 30, 2018 and December 31, 2017.
For debt securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at September 30, 2018.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$138,346	$2,826	$161,684	$8,651	$300,030	$11,477
FNMA MBS	303,994	8,047	244,744	14,901	548,738	22,948
FHLMC MBS	55,386	1,271	52,514	2,841	107,900	4,112
GNMA MBS	19,329	504	13,419	807	32,748	1,311
Total temporarily impaired investments	$517,055	$12,648	$472,361	$27,200	$989,416	$39,848

Held-to-maturity debt securities:
State and political subdivisions	$150,060	$2,013	$523	$36	$150,583	$2,049
Total temporarily impaired investments	$150,060	$2,013	$523	$36	$150,583	$2,049

For debt investment securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at December 31, 2017.

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
At September 30, 2018, we owned debt securities totaling $1.1 billion for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $41.9 million at September 30, 2018. The temporary impairment is the result of changes in market interest rates subsequent to purchase. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.
All debt securities, with the exception of one having a fair value of $0.6 million at September 30, 2018, were AA-rated or better at the time of purchase and remained investment grade at September 30, 2018. All securities were evaluated for OTTI at September 30, 2018 and December 31, 2017. The result of this evaluation showed no OTTI as of September 30, 2018 or December 31, 2017. The estimated weighted average duration of MBS was 5.6 years at September 30, 2018.

5. LOANS
The following table shows our loan portfolio by category:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commercial and industrial	$1,506,675	$1,464,554
Owner-occupied commercial	1,085,404	1,079,247
Commercial mortgages	1,133,281	1,187,705
Construction	333,487	281,608
Residential(1)	223,308	253,301
Consumer	653,704	558,493
	4,935,859	4,824,908
Less:
Deferred fees, net	7,911	7,991
Allowance for loan losses	41,812	40,599
Net loans	$4,886,136	$4,776,318
(1) Includes reverse mortgages at fair value of $16.6 million at September 30, 2018 and $19.8 million at December 31, 2017.
The following table shows the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the Company applies ASC 310-30 as of the dates indicated:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Outstanding principal balance	$21,534	$27,034
Carrying amount	17,264	21,295
Allowance for loan losses	229	358
The following table presents the changes in accretable yield on the acquired credit impaired loans for the nine months ended September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$2,925	$4,603	$3,035	$5,150
Accretion	(433)	(583)	(1,351)	(2,158)
Reclassification from nonaccretable difference	2	3	1,080	1,246
Additions/adjustments	(52)	(878)	(322)	(1,089)
Disposals	—	(341)	—	(345)
Balance at end of period	$2,442	$2,804	$2,442	$2,804

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
When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, as necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the nine months ended September 30, 2018 and 2017, net charge-offs totaled $8.7 million, or 0.24%, of average loans annualized, and $6.5 million, or 0.19%, of average loans annualized, respectively.
Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled as follows: commercial, owner-occupied commercial, commercial mortgages and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. The probability of default is calculated based on the historical rate of migration to impaired status during the last 31 quarters. During the third quarter of 2018, we increased the look-back period to 31 quarters from the 28 quarters used at December 31, 2017. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the quantitative reserves calculated by the allowance for loan loss model are adequately considering the losses within a full credit cycle.
Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 31 quarter look-back period.
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
The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be approximately nine quarters as of September 30, 2018. Our residential mortgage and consumer LEP remained at four quarters as of September 30, 2018. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP annually for our commercial portfolio and review the current four quarter LEP for the retail portfolio to determine the continued reasonableness of this assumption.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.
The following tables provide the activity of our allowance for loan losses and loan balances for the three and nine months ended September 30, 2018:

(Dollars in thousands)	Commercial	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(1)	Consumer	Total
Three months ended September 30, 2018
Allowance for loan losses
Beginning balance	$15,842	$5,284	$6,951	$3,289	$1,519	$8,152	$41,037
Charge-offs	(1,761)	—	—	(1,475)	—	(567)	(3,803)
Recoveries	621	16	52	1	28	144	862
Provision (credit)	1,947	273	(598)	1,657	(71)	626	3,834
Provision (credit) for acquired loans	(82)	—	(21)	—	(1)	(14)	(118)
Ending balance	$16,567	$5,573	$6,384	$3,472	$1,475	$8,341	$41,812
Nine months ended September 30, 2018
Allowance for loan losses
Beginning balance	$16,732	$5,422	$5,891	$2,861	$1,798	$7,895	$40,599
Charge-offs	(6,861)	(351)	(48)	(1,475)	(54)	(1,857)	(10,646)
Recoveries	1,060	28	189	3	117	598	1,995
Provision (credit)	5,730	419	356	2,106	(382)	1,711	9,940
Provision (credit) for acquired loans	(94)	55	(4)	(23)	(4)	(6)	(76)
Ending balance	$16,567	$5,573	$6,384	$3,472	$1,475	$8,341	$41,812
Period-end allowance allocated to:
Loans individually evaluated for impairment	$3,970	$9	$—	$444	$570	$171	$5,164
Loans collectively evaluated for impairment	12,517	5,546	6,300	3,019	870	8,167	36,419
Acquired loans evaluated for impairment	80	18	84	9	35	3	229
Ending balance	$16,567	$5,573	$6,384	$3,472	$1,475	$8,341	$41,812
Period-end loan balances:
Loans individually evaluated for impairment(2)	$19,910	$2,829	$6,502	$2,903	$11,479	$8,256	$51,879
Loans collectively evaluated for impairment	1,387,143	958,356	961,345	322,822	134,074	620,727	4,384,467
Acquired nonimpaired loans	97,552	119,403	156,483	7,025	60,407	24,568	465,438
Acquired impaired loans	2,070	4,816	8,951	737	766	153	17,493
Ending balance(3)	$1,506,675	$1,085,404	$1,133,281	$333,487	$206,726	$653,704	$4,919,277

(1)	Period-end loan balance excludes reverse mortgages at fair value of $16.6 million.

(2)
The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $15.2 million for the period ending September 30, 2018. Accruing troubled debt restructured loans are considered impaired loans.

(3)	Ending loan balances do not include net deferred fees.

The following table provides the activity of the allowance for loan losses and loan balances for the three and nine months ended September 30, 2017:

(Dollars in thousands)	Commercial	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(1)	Consumer	Total
Three months ended September 30, 2017
Allowance for loan losses
Beginning balance	$14,224	$5,816	$7,335	$3,432	$2,050	$7,148	$40,005
Charge-offs	(1,603)	(104)	(1,196)	(215)	(59)	(575)	(3,752)
Recoveries	417	12	16	301	11	295	1,052
Provision (credit)	2,128	(96)	(231)	427	(49)	644	2,823
Provision for acquired loans	(7)	104	(5)	(28)	9	—	73
Ending balance	$15,159	$5,732	$5,919	$3,917	$1,962	$7,512	$40,201
Nine months ended September 30, 2017
Allowance for loan losses
Beginning balance	$13,339	$6,588	$8,915	$2,838	$2,059	$6,012	$39,751
Charge-offs	(3,787)	(296)	(1,702)	(346)	(112)	(2,606)	(8,849)
Recoveries	820	120	69	305	141	943	2,398
Provision (credit)	4,597	(802)	(1,602)	1,056	(146)	3,177	6,280
Provision for acquired loans	190	122	239	64	20	(14)	621
Ending balance	$15,159	$5,732	$5,919	$3,917	$1,962	$7,512	$40,201
Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,220	$—	$131	$—	$858	$198	$2,407
Loans collectively evaluated for impairment	13,646	5,699	5,638	3,881	1,078	7,310	37,252
Acquired loans evaluated for impairment	293	33	150	36	26	4	542
Ending balance	$15,159	$5,732	$5,919	$3,917	$1,962	$7,512	$40,201
Period-end loan balances:
Loans individually evaluated for impairment(2)	$12,845	$3,346	$9,012	$1,839	$14,060	$7,409	$48,511
Loans collectively evaluated for impairment	1,249,027	941,296	943,699	271,447	148,715	472,488	4,026,672
Acquired nonimpaired loans	120,987	144,710	194,394	19,085	77,154	40,136	596,466
Acquired impaired loans	5,235	7,401	9,969	946	788	243	24,582
Ending balance(3)	$1,388,094	$1,096,753	$1,157,074	$293,317	$240,717	$520,276	$4,696,231

(1)	Period-end loan balance excludes reverse mortgages at fair value of $21.4 million.

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

The following tables show our nonaccrual and past due loans at the dates indicated:

	September 30, 2018
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,324	$144	$2	$1,470	$1,484,007	$2,070	$19,128	$1,506,675
Owner-occupied commercial	1,526	782	—	2,308	1,075,451	4,816	2,829	1,085,404
Commercial mortgages	674	263	—	937	1,117,184	8,951	6,209	1,133,281
Construction	—	—	—	—	329,847	737	2,903	333,487
Residential(1)	2,336	879	24	3,239	199,456	766	3,265	206,726
Consumer	612	174	185	971	650,226	153	2,354	653,704
Total(2)	$6,472	$2,242	$211	$8,925	$4,856,171	$17,493	$36,688	$4,919,277
% of Total Loans	0.13%	0.05%	—%	0.18%	98.72%	0.36%	0.75%	100%

(1)	Residential accruing current balances excludes reverse mortgages at fair value of $16.6 million.

(2)	The balances above include a total of $465.4 million acquired non-impaired loans.

	December 31, 2017
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,050	$—	$—	$1,050	$1,440,291	$4,156	$19,057	$1,464,554
Owner-occupied commercial	2,069	233	—	2,302	1,067,488	5,803	3,654	1,079,247
Commercial mortgages	320	90	—	410	1,171,701	9,724	5,870	1,187,705
Construction	—	—	—	—	278,864	940	1,804	281,608
Residential(1)	2,058	731	356	3,145	225,434	784	4,124	233,487
Consumer	1,117	463	105	1,685	554,634	247	1,927	558,493
Total(2)	$6,614	$1,517	$461	$8,592	$4,738,412	$21,654	$36,436	$4,805,094
% of Total Loans	0.14%	0.03%	0.01%	0.18%	98.61%	0.45%	0.76%	100%

(1)	Residential accruing current balances excludes reverse mortgages, at fair value of $19.8 million.

(2)	The balances above include a total of $565.5 million acquired non-impaired loans.
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

The following tables provide an analysis of our impaired loans at September 30, 2018 and December 31, 2017:

	September 30, 2018
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve(1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$20,211	$8,713	$11,498	$4,050	$23,609	$18,479
Owner-occupied commercial	4,502	2,553	1,949	27	4,766	5,099
Commercial mortgages	8,114	6,502	1,612	84	16,816	8,740
Construction	3,132	122	3,010	453	5,171	4,808
Residential	11,690	7,509	4,181	605	14,109	13,249
Consumer	8,289	7,264	1,025	174	9,015	7,862
Total(2)	$55,938	$32,663	$23,275	$5,393	$73,486	$58,237

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)	The above includes acquired impaired loans totaling $4.1 million in the ending loan balance and $4.5 million in the contractual principal balance.

	December 31, 2017
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve(1)	Loans with Related Reserve	Related Reserve	Contractual Principal Balances	Average Loan Balances
Commercial	$20,842	$3,422	$17,420	$3,861	$23,815	$15,072
Owner-occupied commercial	5,374	3,654	1,720	12	5,717	5,827
Commercial mortgages	7,598	4,487	3,111	112	16,658	12,630
Construction	6,292	6,023	269	33	6,800	4,523
Residential	14,181	8,282	5,899	796	17,015	14,533
Consumer	7,819	6,304	1,515	203	8,977	8,158
Total(2)	$62,106	$32,172	$29,934	$5,017	$78,982	$60,743

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)	The above includes acquired impaired loans totaling $5.8 million in the ending loan balance and $6.8 million in the contractual principal balance.
Interest income of $0.6 million and $1.3 million was recognized on impaired loans during the three and nine months ended September 30, 2018, respectively. Interest income of $0.3 million and $1.0 million was recognized on impaired loans during the three and nine months ended September 30, 2017, respectively.
As of September 30, 2018, there were 27 residential loans and eight commercial loans in the process of foreclosure. The total outstanding balance on these loans was $2.1 million and $5.6 million, respectively. As of December 31, 2017, there were 33 residential loans and 8 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $2.9 million and $6.0 million, respectively.
Reserves on Acquired Nonimpaired Loans
In accordance with ASC 310, loans acquired by the Bank through its mergers with First National Bank of Wyoming, Alliance Bancorp, Inc. (Alliance) and Penn Liberty Bank (Penn Liberty) are reflected on the balance sheet at their fair values on the date of acquisition as opposed to their contractual values. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date, the Bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

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
Commercial Credit Exposure

	September 30, 2018
	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
(Dollars in thousands)					Amount	%
Risk Rating:
Special mention	$21,315	$32,123	$10,806	$—	$64,244
Substandard:
Accrual	17,247	24,662	1,546	169	43,624
Nonaccrual	15,158	2,820	6,209	2,460	26,647
Doubtful	3,970	9	—	444	4,423
Total Special Mention and Substandard	57,690	59,614	18,561	3,073	138,938	3%
Acquired impaired	2,070	4,816	8,951	737	16,574	1%
Pass	1,446,915	1,020,974	1,105,769	329,677	3,903,335	96%
Total	$1,506,675	$1,085,404	$1,133,281	$333,487	$4,058,847	100%

(1)	Table includes $380.5 million of acquired non-impaired loans as of September 30, 2018.

	December 31, 2017
	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
(Dollars in thousands)					Amount	%
Risk Rating:
Special mention	$22,789	$16,783	$—	$—	$39,572
Substandard:
Accrual	34,332	19,386	1,967	4,965	60,650
Nonaccrual	15,370	3,654	5,852	1,804	26,680
Doubtful	3,687	—	18	—	3,705
Total Special Mention and Substandard	76,178	39,823	7,837	6,769	130,607	3%
Acquired impaired	4,156	5,803	9,724	940	20,623	1%
Pass	1,384,220	1,033,621	1,170,144	273,899	3,861,884	96%
Total	$1,464,554	$1,079,247	$1,187,705	$281,608	$4,013,114	100%

(1)	Table includes $457.3 million of acquired non-impaired loans as of December 31, 2017.
Residential and Consumer Credit Exposure

	Residential(2)		Consumer		Total Residential and Consumer(3)
	September 30,	December 31,	September 30,	December 31,	September 30, 2018		December 31, 2017
(Dollars in thousands)	2018	2017	2018	2017	Amount	Percent	Amount	Percent
Nonperforming(1)	$11,479	$13,778	$8,256	$7,588	$19,735	2%	$21,366	3%
Acquired impaired loans	766	784	153	247	919	—%	1,031	—%
Performing	194,481	218,925	645,295	550,658	839,776	98%	769,583	97%
Total	$206,726	$233,487	$653,704	$558,493	$860,430	100%	$791,980	100%

(1)
Includes $14.1 million as of September 30, 2018 and $15.3 million as of December 31, 2017 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.

(2)	Residential performing loans excludes $16.6 million and $19.8 million of reverse mortgages at fair value as of September 30, 2018 and December 31, 2017, respectively.

(3)	Total includes $85.0 million and $108.2 million in acquired non-impaired loans as of September 30, 2018 and December 31, 2017, respectively.

Troubled Debt Restructurings (TDRs)
TDRs are recorded in accordance with ASC 310-40, Troubled Debt Restructuring by Creditors.
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Performing TDRs	$15,192	$20,061
Nonperforming TDRs	14,604	9,627
Total TDRs	$29,796	$29,688
Approximately $2.0 million and $1.0 million in related reserves have been established for these loans at September 30, 2018 and December 31, 2017, respectively.
The following table presents information regarding the types of loan modifications made for the nine months ended September 30, 2018 and 2017:

	September 30, 2018					September 30, 2017
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial	6	—	—	—	6	1	1	—	—	2
Owner-occupied commercial	—	—	—	—	—	—	1	—	—	1
Commercial Mortgages	2	1	—	—	3	—	—	—	—	—
Construction	—	1	—	—	1	—	2	—	1	3
Residential	4	—	—	—	4	2	—	3	—	5
Consumer	8	1	4	2	15	1	—	11	6	18
Total	20	3	4	2	29	4	4	14	7	29

(1)	Other includes underwriting exceptions.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and payment is reasonably assured.
The following table presents loans identified as TDRs during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$320	$320	$—	$—	$5,102	$5,102	$781	$781
Owner-occupied commercial	—	—	—	—	—	—	3,071	3,071
Commercial mortgages	168	168	—	—	2,190	2,190	—	—
Construction	—	—	—	—	920	920	1,836	1,836
Residential	—	—	1,058	1,058	469	469	1,300	1,300
Consumer	113	113	609	609	1,236	1,236	1,867	1,867
Total	$601	$601	$1,667	$1,667	$9,917	$9,917	$8,855	$8,855
During the nine months ended September 30, 2018, the TDRs set forth in the table above resulted in a $0.7 million decrease in our allowance for loan losses and $0.1 million of additional charge-offs. For the same period of 2017, the TDRs set forth in the table resulted in no increase in our allowance for loan losses, and resulted in no additional charge-offs. During the three months ended September 30, 2018, five TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of $0.5 million. During the three months ended September 30, 2017, four TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of $3.7 million.

7. DEPOSITS

The following table shows our deposits by category:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Noninterest-bearing:
Noninterest demand	$1,515,336	$1,420,760
Total noninterest-bearing	$1,515,336	$1,420,760

Interest-bearing:
Interest-bearing demand	$1,091,546	$1,071,512
Savings	535,344	549,744
Money market	1,581,684	1,347,146
Customer time deposits	712,859	629,071
Brokered deposits	287,147	229,371
Total interest-bearing	4,208,580	3,826,844
Total deposits	$5,723,916	$5,247,604

8. ASSOCIATE BENEFIT PLANS
Postretirement Medical Benefits
We share certain costs of providing health and life insurance benefits to eligible retired Associates (employees) and their eligible dependents. Previously, all Associates were eligible for these benefits if they reached normal retirement age while working for us. Effective March 31, 2014, we changed the eligibility of this plan to include only those Associates who have achieved ten years of service with us as of March 31, 2014. As of December 31, 2014, we began to use the mortality table issued by the Office of the Actuary of the U.S. Bureau of Census in our calculation.
We account for our obligations under the provisions of FASB ASC 715, Compensation - Retirement Benefits (ASC 715). ASC 715 requires that we recognize the costs of these benefits over an Associate’s active working career. Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year. We recognize our net periodic benefit cost in Salaries, benefits and other compensation in our unaudited Consolidated Statements of Income.
The following table presents the components of net periodic benefit cost related to our postretirement medical benefits plan measured at January 1, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$15	$11	$45	$40
Interest cost	18	16	53	54
Prior service cost amortization	(19)	(19)	(57)	(57)
Net gain recognition	(11)	(18)	(34)	(52)
Net periodic benefit cost	$3	$(10)	$7	$(15)

Alliance Associate Pension Plan

During the fourth quarter of 2015, we completed the acquisition of Alliance and its wholly owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At the time of the acquisition, we assumed the Alliance pension plan offered to its current associates.
The following table presents the components of net periodic benefit cost related to the Alliance Associate Pension Plan measured at January 1, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$10	$10	$30	$30
Interest cost	75	75	222	225
Expected return on plan assets	(138)	(135)	(410)	(405)
Prior service cost amortization	—	—	—	—
Net gain recognition	—	—	—	—
Net periodic benefit cost	$(53)	$(50)	$(158)	$(150)

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
We have recorded certain items to account for the tax effects of the Tax Cuts and Jobs Act, enacted on December 22, 2017, which among other items, lowered the corporate income tax rate from 35% to 21%. During the quarter ended September 30, 2018, we recorded certain tax provision to tax return true-up adjustments associated with items that were finalized as part of our 2017 tax return filing during the quarter. We recorded a $0.9 million tax benefit in the quarter, primarily for deferred tax temporary difference items that were claimed on the 2017 tax return at a 35% federal tax rate that were recorded at December 31, 2017 as anticipating to be deducted at a 21% federal tax rate. There are no remaining provisional items as of September 30, 2018.
There were no unrecognized tax benefits as of September 30, 2018. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2015 through 2017 tax years are subject to examination as of September 30, 2018. We do not expect to record or realize any material unrecognized tax benefits during 2018.
As a result of the adoption of ASU No. 2014-01, Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects, the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $0.5 million and $0.4 million of such amortization has been reflected as income tax expense for the three months ended September 30, 2018 and 2017, respectively, and $1.4 million and $1.2 million of such amortization has been reflected as income tax expense for the nine months ended September 30, 2018 and September 30, 2017, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the nine months ended September 30, 2018 were $1.3 million, $1.4 million and $0.2 million, respectively. The carrying value of the investment in affordable housing credits is $12.3 million at September 30, 2018, compared to $13.8 million at December 31, 2017.
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

The following tables present financial instruments carried at fair value as of September 30, 2018 and December 31, 2017 by level in the valuation hierarchy (as described above):

	September 30, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$300,030	$—	$300,030
FNMA MBS	—	548,738	—	548,738
FHLMC MBS	—	112,422	—	112,422
GNMA MBS	—	35,941	—	35,941
Other assets	—	977	—	977
Total assets measured at fair value on a recurring basis	$—	$998,108	$—	$998,108

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$4,781	$—	$4,781

Assets measured at fair value on a nonrecurring basis:
Other investments(1)	$—	$—	$35,083	$35,083
Other real estate owned	—	—	2,004	2,004
Loans held for sale	—	35,855	—	35,855
Impaired loans, net	—	—	50,545	50,545
Total assets measured at fair value on a nonrecurring basis	$—	$35,855	$87,632	$123,487
(1) See Note 1 for additional disclosures resulting from the Company's adoption of ASU 2016-01.

	December 31, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$246,539	$—	$246,539
FNMA MBS	—	473,987	—	473,987
FHLMC MBS	—	87,875	—	87,875
GNMA MBS	—	29,098	—	29,098
Other investments	623	—	—	623
Other assets	—	747	—	747
Total assets measured at fair value on a recurring basis	$623	$838,246	$—	$838,869

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,225	$—	$3,225

Assets measured at fair value on a nonrecurring basis
Other real estate owned	—	—	2,503	2,503
Loans held for sale	—	31,055	—	31,055
Impaired loans, net	—	—	57,089	57,089
Total assets measured at fair value on a nonrecurring basis	$—	$31,055	$59,592	$90,647
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2018.

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
Available-for-sale securities
As of September 30, 2018, securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are $997.1 million in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
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
Our equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period. As a result of our adoption of ASU 2016-01 and observable market transactions, we recorded an unrealized gain on our Visa Class B shares of $18.6 million during the nine months ended September 30, 2018. See Note 1 for further information.
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
The gross amount of impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans was $55.9 million and $62.1 million at September 30, 2018 and December 31, 2017, respectively. The valuation allowance on impaired loans was $5.4 million as of September 30, 2018 and $5.0 million as of December 31, 2017.

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
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, owner-occupied commercial, construction, residential mortgages and consumer. For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans, with the exception of reverse mortgages, are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair values of reverse mortgages are based on the net present value of the expected cash flows using a discount rate specific to the reverse mortgages portfolio. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are used if appraisals are not available. This technique does contemplate an exit price.
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
Borrowed funds
Rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
Other Liabilities
Other liabilities includes, among others, cash flow derivatives and derivatives on the residential mortgage held for sale pipeline. Valuation of our cash flow derivatives is obtained from an independent pricing service and also from the derivative counterparty. Valuation of the derivative related to the residential mortgage held for sale pipeline is based on valuation of the loans held for sale portfolio as described above in Loans held for sale.
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, approximates the recorded net deferred fee amounts, which are not significant. Because commitments to extend credit and letters of credit are generally not assignable by either us or the borrower, they only have value to us and the borrower.
The book value and estimated fair value of our financial instruments are as follows:

		September 30, 2018		December 31, 2017
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$711,372	$711,372	$723,866	$723,866
Investment securities available for sale	See previous table	997,131	997,131	837,499	837,499
Investment securities held to maturity	Level 2	152,577	150,583	161,186	162,853
Other investments	Level 1,3	35,083	35,083	14,671	45,326
Loans, held for sale	Level 2	35,855	35,855	31,055	31,055
Loans, net(1)(2)	Level 2,3	4,835,591	4,802,841	4,719,229	4,699,458
Impaired loans, net	Level 3	50,545	50,545	57,089	57,089
Stock in FHLB of Pittsburgh	Level 2	16,540	16,540	31,284	31,284
Accrued interest receivable	Level 2	21,331	21,331	19,405	19,405
Other assets	Level 3	977	977	2,883	2,883
Financial liabilities:
Deposits	Level 2	5,723,916	5,685,435	5,247,604	4,848,588
Borrowed funds	Level 2	545,089	538,395	937,806	937,605
Standby letters of credit	Level 3	328	328	603	603
Accrued interest payable	Level 2	7,119	7,119	1,037	1,037
Other liabilities	Level 2	4,781	4,781	3,188	3,188
 (1) Excludes impaired loans, net.
 (2) Includes reverse mortgage loans, which are categorized as Level 3.
At September 30, 2018 and December 31, 2017 we had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of our derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of September 30, 2018.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	3	$75,000	Other Liabilities	$(4,689)
Total		$75,000		$(4,689)
Derivatives not designated as hedging instruments:
Interest rate lock commitments with customers		47,634	Other Assets	$595
Interest rate lock commitments with customers		16,064	Other Liabilities	(61)
Forward sale commitments		44,840	Other Assets	382
Forward sale commitments		15,792	Other Liabilities	(31)
Total		$124,330		$885
Total derivatives		$199,330		$(3,804)
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the nine months ended September 30, 2018, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2018, we did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest income as interest payments are received on our variable-rate pooled loans. During the next twelve months, we estimate that $1.1 million will be reclassified as an increase to interest income. During the nine months ended September 30, 2018, $0.4 million was reclassified into interest income.
We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of one month (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of September 30, 2018, we had three outstanding interest rate derivatives with an aggregate notional amount of $75 million that were designated as cash flow hedges of interest rate risk.

Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2018 and September 30, 2017.

	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) or Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Interest Rate Products	$(109)	$42	$(1,119)	$192	Interest income
Total	$(109)	$42	$(1,119)	$192

	Amount of Gain or (Loss) Recognized in Income		Amount of Gain or (Loss) Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as a Hedging Instrument	2018	2017	2018	2017
Interest Rate Lock Commitments	$192	$—	$(104)	$—	Mortgage banking activities, net
Forward Sale Commitments	(176)	$—	(508)	$—	Mortgage banking activities, net
Total	$16	$—	$(612)	$—

Credit risk-related Contingent Features
We have agreements with certain derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
We also have agreements with certain derivative counterparties that contain a provision where if we fail to maintain our status as a well capitalized or adequately capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements.
As of September 30, 2018, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.7 million. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $5.6 million against our obligations under these agreements. If we had breached any of these provisions at September 30, 2018, we could have been required to settle our obligations under the agreements at the termination value.

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

The following tables show segment results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$72,836	$—	$2,579	$75,415	$62,748	$—	$2,262	$65,010
Noninterest income	18,524	13,026	10,351	41,901	12,102	11,212	9,127	32,441
Total external customer revenues	91,360	13,026	12,930	117,316	74,850	11,212	11,389	97,451
Inter-segment revenues:
Interest income	4,002	—	3,020	7,022	2,537	—	2,235	4,772
Noninterest income	2,122	200	36	2,358	1,721	213	37	1,971
Total inter-segment revenues	6,124	200	3,056	9,380	4,258	213	2,272	6,743
Total revenue	97,484	13,226	15,986	126,696	79,108	11,425	13,661	104,194
External customer expenses:
Interest expense	11,461	—	857	12,318	8,542	—	339	8,881
Noninterest expenses	44,922	8,133	(601)	52,454	39,546	7,048	7,569	54,163
Provision for loan losses	3,776	—	(60)	3,716	3,065	—	(169)	2,896
Total external customer expenses	60,159	8,133	196	68,488	51,153	7,048	7,739	65,940
Inter-segment expenses:
Interest expense	3,020	2,885	1,117	7,022	2,235	1,856	681	4,772
Noninterest expenses	236	627	1,495	2,358	250	556	1,165	1,971
Total inter-segment expenses	3,256	3,512	2,612	9,380	2,485	2,412	1,846	6,743
Total expenses	63,415	11,645	2,808	77,868	53,638	9,460	9,585	72,683
Income before taxes	$34,069	$1,581	$13,178	$48,828	$25,470	$1,965	$4,076	$31,511
Income tax provision				9,893				10,942
Consolidated net income				$38,935				$20,569

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$207,725	$—	$7,454	$215,179	$181,670	$—	$6,500	$188,170
Noninterest income	57,175	36,707	30,473	124,355	34,318	31,403	26,488	92,209
Total external customer revenues	264,900	36,707	37,927	339,534	215,988	31,403	32,988	280,379
Inter-segment revenues:
Interest income	10,535	—	8,053	18,588	6,780	—	6,735	13,515
Noninterest income	6,449	581	107	7,137	5,791	611	113	6,515
Total inter-segment revenues	16,984	581	8,160	25,725	12,571	611	6,848	20,030
Total revenue	281,884	37,288	46,087	365,259	228,559	32,014	39,836	300,409
External customer expenses:
Interest expense	31,563	—	1,816	33,379	23,744	—	880	24,624
Noninterest expenses	126,862	23,357	13,478	163,697	117,288	19,774	21,334	158,396
Provision for loan losses	9,721	—	143	9,864	6,097	—	804	6,901
Total external customer expenses	168,146	23,357	15,437	206,940	147,129	19,774	23,018	189,921
Inter-segment expenses:
Interest expense	8,053	7,460	3,075	18,588	6,735	4,843	1,937	13,515
Noninterest expenses	688	1,936	4,513	7,137	724	1,944	3,847	6,515
Total inter-segment expenses	8,741	9,396	7,588	25,725	7,459	6,787	5,784	20,030
Total expenses	176,887	32,753	23,025	232,665	154,588	26,561	28,802	209,951
Income before taxes	$104,997	$4,535	$23,062	$132,594	$73,971	$5,453	$11,034	$90,458
Income tax provision				27,569				30,382
Consolidated net income				$105,025				$60,076

The following table shows significant components of segment net assets as of September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$132,857	$564,915	$13,600	$711,372	$104,530	$611,385	$7,951	$723,866
Goodwill	145,808	—	20,199	166,007	145,808	—	20,199	166,007
Other segment assets	6,053,095	8,098	221,270	6,282,463	5,882,910	6,078	220,679	6,109,667
Total segment assets	$6,331,760	$573,013	$255,069	$7,159,842	$6,133,248	$617,463	$248,829	$6,999,540
Capital expenditures	$4,252	$340	$316	$4,908	$8,197	$184	$613	$8,994

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
We do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases during the nine months ended September 30, 2018.
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
At September 30, 2018 and December 31, 2017, there were 135 and 134 variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers, respectively. The initial notional aggregate amount was approximately $571.7 million at September 30, 2018 compared to $561.8 million at December 31, 2017. At September 30, 2018 maturities ranged from under 1 year to 10 years. The aggregate market value of these swaps to the customers was an asset of $9.8 million at September 30, 2018 and a liability of $3.3 million at December 31, 2017. We had no reserves for the swap guarantees as of September 30, 2018.

14. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss includes unrealized gains and losses on available-for-sale investments, unrealized gains and losses on cash flow hedges, as well as unrecognized prior service costs, transition costs, and actuarial gains and losses on defined benefit pension plans. Changes to accumulated other comprehensive loss are presented, net of tax, as a component of stockholders’ equity. Amounts that are reclassified out of accumulated other comprehensive loss are recorded on the unaudited Consolidated Statement of Income either as a gain or loss.
Changes to accumulated other comprehensive loss by component are shown, net of taxes, in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Total
Balance, June 30, 2018	$(24,186)	$987	$894	$(3,408)	$(25,713)
Other comprehensive (loss) income before reclassifications	(6,042)	—	7	(109)	(6,144)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	—	(107)	(37)	—	(144)
Net current-period other comprehensive loss	(6,042)	(107)	(30)	(109)	(6,288)
Balance, September 30, 2018	$(30,228)	$880	$864	$(3,517)	$(32,001)
Balance, June 30, 2017	$(4,342)	$1,194	$912	$(1,622)	$(3,858)
Other comprehensive income before reclassifications	1,289	—	—	42	1,331
Less: Amounts reclassified from accumulated other comprehensive income	(475)	(99)	(22)	—	(596)
Net current-period other comprehensive (loss) income	814	(99)	(22)	42	735
Balance, September 30, 2017	$(3,528)	$1,095	$890	$(1,580)	$(3,123)

Balance, December 31, 2017	$(7,842)	$1,223	$865	$(2,398)	$(8,152)
Other comprehensive (loss) income before reclassifications	(22,370)	—	15	(1,119)	(23,474)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(16)	(343)	(16)	—	(375)
Net current-period other comprehensive (loss) income	(22,386)	(343)	(1)	(1,119)	(23,849)
Balance, September 30, 2018	$(30,228)	$880	$864	$(3,517)	$(32,001)
Balance, December 31, 2016	$(8,194)	$1,392	$957	$(1,772)	$(7,617)
Other comprehensive income before reclassifications	5,802	—	—	192	5,994
Less: Amounts reclassified from accumulated other comprehensive income	(1,136)	(297)	(67)	—	(1,500)
Net current-period other comprehensive income (loss)	4,666	(297)	(67)	192	4,494
Balance, September 30, 2017	$(3,528)	$1,095	$890	$(1,580)	$(3,123)

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the table below:

	Three Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2018	2017
Securities available for sale:
Realized gains on securities transactions	$—	$(736)	Securities gains, net
Income taxes	—	261	Income tax provision
Net of tax	$—	$(475)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(142)	$(159)	Interest and dividends on investment securities
Income taxes	35	60	Income tax provision
Net of tax	$(107)	$(99)
Amortization of Defined Benefit Pension items:
Prior service costs (credits)	$(19)	$(19)
Actuarial gains	(11)	(18)
Total before tax	$(30)	$(37)	Salaries, benefits and other compensation
Income taxes	(7)	15	Income tax provision
Net of tax	(37)	(22)
Total reclassifications	$(144)	$(596)

	Nine Months Ended		Affected line item in unaudited Consolidated Statements of Operations
	September 30,
	2018	2017
Securities available-for-sale:
Realized gains on securities transactions	$(21)	$(1,764)	Securities gains, net
Income taxes	5	628	Income tax provision
Net of tax	$(16)	$(1,136)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(451)	$(478)	Interest and dividends on investment securities
Income taxes	108	181	Income tax provision
Net of tax	$(343)	$(297)
Amortization of defined benefit pension plan-related items:
Prior service costs (credits)(1)	$21	$(57)
Actuarial gains	(34)	(52)
Total before tax	$(13)	$(109)	Salaries, benefits and other compensation
Income taxes	(3)	42	Income tax provision
Net of tax	$(16)	$(67)
Total reclassifications	$(375)	$(1,500)

(1)
Prior service costs balance for the nine months ended September 30, 2018 includes a tax true-up adjustment of $0.1 million from March 31, 2018. Note that the tax true-up was made to the deferred tax asset with an offset to AOCI and does not affect the actual net periodic benefit costs of the pension plan.

15. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time we enter into transactions with related parties, including, but not limited to, our officers and directors. These transactions are made on substantially the same terms and conditions, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to us.
The outstanding balances of loans to related parties at September 30, 2018 and December 31, 2017 were $1.2 million in both periods. Total deposits from related parties at September 30, 2018 and December 31, 2017 were $4.6 million and $5.4 million, respectively. During the third quarter of 2018, new loans and credit line advances to related parties were $0.1 million and repayments were $0.8 million.

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
As previously disclosed, on February 27, 2018, we entered into a settlement agreement with Universitas Education, LLC (Universitas) to resolve arbitration claims related to services provided by Christiana Bank and Trust Company (CB&T) prior to its acquisition by WSFS in December 2010. In accordance with the litigation settlement, we paid Universitas $12.0 million to fully settle the claims. During the third quarter of 2018, WSFS recovered $7.9 million in settlement and legal costs from insurance carriers that provided coverage relating to the Universitas matter. WSFS will continue to pursue all of its rights and remedies to recover the remaining amounts relating to the Universitas proceeding, including the Universitas settlement payment, legal fees and related costs, by enforcing the indemnity right in the 2010 purchase agreement by which WSFS acquired CB&T.
There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). At $7.2 billion in assets and $19.7 billion in assets under management (AUM) and assets under administration (AUA), WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other types of financial institutions. A fixture in the community, we have been in operation for more than 185 years. In addition to our focus on stellar customer service, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering stellar experiences growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
We have five consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress) and Christiana Trust Company of Delaware (Christiana Trust DE). We also have one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has three wholly-owned subsidiaries: WSFS Investment Group, Inc. (WSFS Wealth Investments), 1832 Holdings, Inc. and Monarch Entity Services LLC.
Our core banking business is commercial lending funded by customer-generated deposits. We have built a $4.1 billion commercial loan portfolio by recruiting seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of September 30, 2018, we service our customers primarily from 77 offices located in Delaware (46), Pennsylvania (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services through our branches and Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions.

On August 7, 2018, WSFS and Beneficial Bancorp, Inc. (Beneficial) entered into an Agreement and Plan of Reorganization, (as amended from time to time, the Merger Agreement) pursuant to which, subject to the terms and conditions of the Agreement, among other things, (i) Beneficial will merge with and into WSFS, with WSFS continuing as the surviving corporation and (ii) concurrently, Beneficial Bank will merge with and into WSFS Bank, with WSFS Bank continuing as the surviving bank. Subject to the terms and conditions of the Merger Agreement, stockholders of Beneficial will receive 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock. These mergers, subject to customary closing conditions including required regulatory approvals and stockholder approvals, are expected to close in Q1 2019.
Cash Connect® is a premier U.S. provider of ATM vault cash, smart safe and cash logistics. Cash Connect® manages $969.4 million in total cash and services approximately 26,500 non-bank ATMs which includes approximately 2,000 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates 443 ATMs for the Bank, which has the largest branded ATM network in Delaware.
As a provider of ATM vault cash to the U.S. ATM industry, Cash Connect® is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 18 year history, Cash Connect® periodically has been exposed to losses through theft from armored courier companies and consistently has been able to recover losses through its risk management strategies.

Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses.  Combined, these businesses had $19.7 billion (AUM) and (AUA) at September 30, 2018. WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. WSFS (West) Capital Management, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS Bank (doing business as Christiana Trust) provides personal trust and fiduciary services, as well as, trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.
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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Total assets increased $160.3 million, or 2%, to $7.2 billion at September 30, 2018 compared to December 31, 2017. Investment securities increased $151.0 million, or 15%, due to our redeployment of cash received from the surrender of our bank-owned life insurance (BOLI) policies into mortgage-backed securities in the first quarter of 2018. Net loans, excluding loans held for sale, increased $109.8 million, or 2%, primarily due to a $95.2 million increase in consumer loans. Total commercial loans were relatively flat, primarily as a result of a significant amount of liquidity in the market and less demand from borrowers given their strong cash flow positions.  This dynamic has led to the ongoing, highly competitive pricing market, which includes competition from non-banks, resulting in increased amounts of payoffs and paydowns.  Consistent with our historical strategy, we remained focused on both pricing and credit discipline over short-term loan growth. Other investments increased $17.1 million, primarily due to an initial valuation adjustment of $15.3 million to our equity investment in Visa Class B shares as a result of our adoption of ASU 2016-01 in the first quarter of 2018 and a subsequent adjustment of $3.2 million in the third quarter of 2018 (see Notes 1 and 10 to the unaudited Consolidated Financial Statements for further information). These increases were partially offset by a decrease of $96.1 million, or 93%, in BOLI, due to the previously disclosed planned policy surrender, a decrease of $14.7 million, or 47%, in stock in the Federal Home Loan Bank of Pittsburgh, due to higher redemptions during the period, and a decrease of $12.5 million, or 2%, cash and cash equivalents, primarily due to improved cash optimization at Cash Connect®.
Total liabilities increased $85.8 million, or 1%, to $6.4 billion during the nine months ended September 30, 2018. Deposits increased $476.3 million, or 9%, including an increase of $418.5 million in customer deposits and an increase of $57.8 million in brokered deposits. As a result, FHLB advances decreased $371.5 million, or 52%, and federal funds purchased decreased $28.0 million, partially offset by an increase of $6.7 million, or 19%, in other borrowed funds.
Capital Resources
Share Repurchases: During the third quarter of 2018, WSFS repurchased 47,000 shares of common stock at an average price of $52.15 as part of our 5% share buyback program approved by the Board of Directors during the fourth quarter of 2015. WSFS has 532,194 shares, or slightly less than 2% of outstanding shares, remaining to repurchase under this authorization.
Stockholders’ equity increased $74.5 million between December 31, 2017 and September 30, 2018. This increase was primarily due to net income for the nine months ended September 30, 2018 of $105.0 million and an increase of $9.8 million related to the issuance of stock. These were partially offset by a decline in the fair value of our available-for-sale securities portfolio of $22.4 million, year-to-date stock buybacks of $8.5 million and the payment of common stock dividends of $9.8 million.

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of September 30, 2018:

	Consolidated Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$776,157	13.09%	$474,319	8.00%	$592,899	10.00%
WSFS Financial Corporation	757,020	12.58%	481,344	8.00%	601,680	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	733,605	12.37%	355,739	6.00%	474,319	8.00%
WSFS Financial Corporation	714,468	11.87%	361,008	6.00%	481,344	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	733,605	12.37%	266,805	4.50%	385,384	6.50%
WSFS Financial Corporation	649,468	10.79%	270,756	4.50%	391,092	6.50%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	733,605	10.65%	275,500	4.00%	344,375	5.00%
WSFS Financial Corporation	714,468	10.32%	276,933	4.00%	346,167	5.00%
Book value per share of common stock was $25.08 at September 30, 2018, an increase of $2.02, or 9% from $23.06 at December 31, 2017. Tangible book value per share of common stock (a non-GAAP financial measure) was $19.22 at September 30, 2018, an increase of $2.16, or 13%, from $17.06 at December 31, 2017.  We believe tangible common book value per share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible common book value per share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."
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
Not included in the Bank’s capital, the Company separately held $46.1 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
As shown in the table above, as of September 30, 2018, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

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
During the nine months ended September 30, 2018, cash and cash equivalents decreased $12.5 million to $711.4 million from $723.9 million as of December 31, 2017. Cash provided by operating activities was $107.4 million, reflecting the cash impact of earnings during the nine months ended September 30, 2018, including an insurance recovery of $7.9 million and a $3.8 million gain on sale of a portion of our Visa Class B shares. Cash used for investing activities was $194.7 million, primarily due to $190.9 million in net cash paid for debt securities and increased lending of $119.6 million, partially offset by $96.4 million received from the planned surrender of our BOLI policies. Cash provided by financing activities was $74.8 million, primarily due to a $482.8 million net increase in deposits and $9.8 million related to the issuance of common stock, partially offset by $371.5 million used to repay FHLB advances, $28.0 million for repayment of federal funds purchased and securities sold under agreement to repurchase, cash paid for dividends of $9.8 million and $8.5 million for repurchases of common stock.
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

The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Nonaccruing loans:
Commercial and industrial	$19,128	$19,057
Owner-occupied commercial	2,829	3,654
Commercial mortgages	6,209	5,870
Construction	2,903	1,804
Residential mortgages	3,265	4,124
Consumer	2,354	1,927
Total nonaccruing loans	36,688	36,436
Other real estate owned	2,004	2,503
Restructured loans(1)	15,192	20,061
Total nonperforming assets	$53,884	$59,000
Past due loans:(1)
Commercial	$2	$—
Residential mortgages	24	356
Consumer	185	105
Total past due loans	$211	$461
Ratio of allowance for loan losses to total gross loans (2)	0.85%	0.84%
Ratio of nonaccruing loans to total gross loans (2)	0.75	0.76
Ratio of nonperforming assets to total assets	0.75	0.84
Ratio of loan loss allowance to nonaccruing loans	113.97	111.43
Ratio of loan loss allowance to total nonperforming assets(3)	77.60	68.81

(1)	Accruing loans only, which includes acquired nonimpaired loans. Nonaccruing Troubled Debt Restructurings (TDRs) are included in their respective categories of nonaccruing loans.

(2)	Total loans exclude loans held for sale and reverse mortgages.

(3)	Excludes acquired impaired loans.
Nonperforming assets decreased $5.1 million between December 31, 2017 and September 30, 2018. Restructured loans decreased $4.8 million, primarily due to a previously accruing restructured loan that moved to nonaccrual during the period. This increase in nonaccruing loans was offset by a $4.7 million partial charge-off related to one large C&I relationship and $1.5 million charge-off on a residential construction loan. The ratio of nonperforming assets to total assets decreased from 0.84% at December 31, 2017 to 0.75% at September 30, 2018.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Beginning balance	$59,000	$40,803
Additions	23,269	37,028
Collections	(18,531)	(14,890)
Transfers to accrual	(9)	(2,694)
Charge-offs	(9,845)	(7,882)
Ending balance	$53,884	$52,365
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

INTEREST RATE SENSITIVITY
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At September 30, 2018, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $74.4 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window increased from 98.24% at December 31, 2017 to 102.41% at September 30, 2018. Likewise, the one-year interest-sensitive gap as a percentage of total assets increased from (0.81%) at December 31, 2017 to 1.04% at September 30, 2018. The low level of rate sensitivity reflects our continuing efforts to effectively manage interest rate risk.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	10%	17.26%	7%	16.16%
+200	7%	17.40%	4%	16.16%
+100	3%	17.49%	2%	15.96%
—	—%	17.33%	—%	15.63%
-100	(6)%	16.85%	(4)%	14.69%
-200(3)	(12)%	15.85%	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates in the periods presented.
We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

RESULTS OF OPERATIONS
Three months ended September 30, 2018: For the three months ended September 30, 2018, net income was $38.9 million compared with $20.6 million for the three months ended September 30, 2017. Net interest income increased $7.0 million, primarily due to loan portfolio growth and higher interest income from mortgage backed securities, including those purchased with the proceeds from our surrendered BOLI policies. See “Net Interest Income” for further information. Noninterest income increased $9.5 million, primarily due to a $3.8 million realized gain from the sale of a portion of our investment in Visa Class B shares, a $3.2 million unrealized gain on our remaining investment in Visa Class B shares and growth across our business lines. See “Noninterest (Fee) Income” for further information. Noninterest expense decreased $1.7 million during the three months ended September 30, 2018, primarily due to an insurance recovery of $7.9 million related to the previously disclosed Universitas legal settlement payment, partially offset by corporate development costs related to our pending merger with Beneficial Bancorp, Inc. (Beneficial), higher employee-related costs and other operating costs to support business growth. See “Noninterest Expense” for further information.
Nine months ended September 30, 2018: For the nine months ended September 30, 2018, net income was $105.0 million, an increase of $44.9 million compared to the nine months ended September 30, 2017. Net interest income increased $18.3 million, primarily due to loan portfolio growth, higher interest income on mortgage backed securities, including those purchased with the proceeds from our surrendered BOLI policies, and lower interest expense on senior debt due to our redemption of the senior notes late in the third quarter of 2017. These increases were partially offset by higher interest expense on deposits and FHLB advances. See “Net Interest Income” for further information. Noninterest income increased $32.1 million compared to the nine months ended September 30, 2017, primarily due to the $18.6 million valuation adjustment to our Visa Class B shares, the majority of which was recorded in the first quarter of 2018. In addition, we recorded a $3.8 million realized gain from the sale of a portion of our investment in Visa Class B shares. Credit/debit card and ATM fees as well as Fiduciary and Investment management fees increased due to business growth. See “Noninterest (Fee) Income” for further information. Noninterest expense increased $5.3 million compared to the nine months ended September 30, 2017, primarily reflecting higher employee-related and ongoing operating costs to support our organic and acquisition growth and corporate development costs related to our pending merger with Beneficial, partially offset by the insurance recovery related to the previously disclosed legal settlement payment during the third quarter of 2018 and a fraud loss recovery in the second quarter of 2018. See “Noninterest Expense” for further information.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial real estate loans	$1,453,110	$19,833	5.41%	$1,422,306	$18,186	5.07%
Residential real estate loans	228,256	3,722	6.52	269,134	3,747	5.57
Commercial loans	2,594,124	34,463	5.29	2,471,382	30,013	4.85
Consumer loans	638,849	8,753	5.44	509,750	6,329	4.93
Loans held for sale	27,503	393	5.67	22,734	229	4.03
Total loans	4,941,842	67,164	5.40	4,695,306	58,504	4.96
Mortgage-backed securities(3)	970,501	6,662	2.75	809,655	4,955	2.45
Investment securities(3)	153,718	1,079	3.36	168,526	1,139	4.08
Other interest-earning assets	62,145	510	3.26	36,992	412	4.46
Total interest-earning assets	6,128,206	75,415	4.90%	5,710,479	65,010	4.57%
Allowance for loan losses	(42,074)			(40,831)
Cash and due from banks	94,959			118,056
Cash in non-owned ATMs	546,464			558,855
Bank-owned life insurance	6,347			102,513
Other noninterest-earning assets	346,743			344,783
Total assets	$7,080,645			$6,793,855
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$977,915	$1,126	0.46%	$939,239	$606	0.26%
Money market	1,498,437	2,667	0.71	1,324,946	1,227	0.37
Savings	550,146	257	0.19	564,275	264	0.19
Customer time deposits	701,897	2,393	1.35	555,668	1,188	0.85
Total interest-bearing customer deposits	3,728,395	6,443	0.69	3,384,128	3,285	0.39
Brokered certificates of deposit	319,456	1,534	1.91	195,073	577	1.17
Total interest-bearing deposits	4,047,851	7,977	0.78	3,579,201	3,862	0.43
FHLB of Pittsburgh advances	381,386	2,097	2.18	730,390	2,402	1.30
Trust preferred borrowings	67,011	677	4.01	67,011	500	2.96
Senior debt	98,301	1,179	4.80	134,658	1,807	5.37
Other borrowed funds(4)	114,427	388	1.35	132,030	310	0.93
Total interest-bearing liabilities	4,708,976	12,318	1.04%	4,643,290	8,881	0.76%
Noninterest-bearing demand deposits	1,507,434			1,333,266
Other noninterest-bearing liabilities	82,135			79,176
Stockholders’ equity	782,100			738,123
Total liabilities and stockholders’ equity	$7,080,645			$6,793,855
Excess of interest-earning assets over interest-bearing liabilities	$1,419,230			$1,067,189
Net interest and dividend income		$63,097			$56,129
Interest rate spread			3.86%			3.81%
Net interest margin			4.11%			3.95%

(1)	Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.

(2)	Average balances are net of unearned income and include nonperforming loans.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased and securities sold under agreement to repurchase.

	Nine Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$1,443,657	$57,392	5.32%	$1,411,503	$52,934	5.01%
Residential real estate loans	238,356	11,070	6.19	275,020	12,707	6.16
Commercial loans	2,577,153	99,047	5.15	2,432,837	85,366	4.72
Consumer loans	604,411	23,681	5.24	482,008	17,326	4.81
Loans held for sale	22,556	881	5.22	31,988	925	3.86
Total loans	4,886,133	192,071	5.26	4,633,356	169,258	4.90
Mortgage-backed securities(3)	916,068	18,251	2.66	784,125	14,132	2.40
Investment securities(3)	157,484	3,307	3.41	187,747	3,524	3.71
Other interest-earning assets	40,828	1,550	5.08	37,664	1,256	4.45
Total interest-earning assets	6,000,513	215,179	4.82%	5,642,892	188,170	4.51%
Allowance for loan losses	(41,742)			(40,646)
Cash and due from banks	113,992			130,537
Cash in non-owned ATMs	533,307			604,892
Bank-owned life insurance	32,747			101,952
Other noninterest-earning assets	346,026			345,514
Total assets	$6,984,843			$6,785,141
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$982,295	$2,863	0.39%	$924,609	$1,444	0.31%
Money market	1,425,725	6,079	0.57	1,311,967	3,314	0.51
Savings	556,779	771	0.19	575,676	753	0.26
Customer time deposits	660,882	6,068	1.23	562,435	3,338	0.79
Total interest-bearing customer deposits	3,625,681	15,781	0.58	3,374,687	8,849	0.35
Brokered certificates of deposit	297,339	3,804	1.71	194,275	1,429	0.98
Total interest-bearing deposits	3,923,020	19,585	0.67	3,568,962	10,278	0.39
FHLB of Pittsburgh advances	498,809	7,096	1.90	744,939	6,057	1.09
Trust preferred borrowings	67,011	1,871	3.73	67,011	1,418	2.83
Senior debt	98,247	3,538	4.80	146,267	6,049	5.51
Other borrowed funds(4)	132,362	1,289	1.30	133,863	822	0.82
Total interest-bearing liabilities	4,719,449	33,379	0.95%	4,661,042	24,624	0.71%
Noninterest-bearing demand deposits	1,426,830			1,331,417
Other noninterest-bearing liabilities	83,281			75,744
Stockholders’ equity	755,283			716,938
Total liabilities and stockholders’ equity	$6,984,843			$6,785,141
Excess of interest-earning assets over interest-bearing liabilities	$1,281,064			$981,850
Net interest and dividend income		$181,800			$163,546
Interest rate spread			3.87%			3.80%
Net interest margin			4.07%			3.93%

(1)	Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.

(2)	Average balances are net of unearned income and include nonperforming loans.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased and securities sold under agreement to repurchase.

During the three months ended September 30, 2018, net interest income increased $7.0 million, or 12% from the three months ended September 30, 2017. Net interest margin was 4.11% for the third quarter of 2018, a 16 basis points increase compared to 3.95% for the third quarter of 2017. The increase in net interest margin was the result of being well-positioned for the higher short-term interest rate environment in 2018, the redemption of $55.0 million of our 2012 senior notes late in the third quarter of 2017, and changes in balance sheet growth and mix.
During the nine months ended September 30, 2018, net interest income increased $18.3 million, or 11% from the nine months ended September 30, 2017. Net interest margin was 4.07% for the first nine months of 2018, a 14 basis points increase compared to 3.93% for the first nine months of 2017. The increase in net interest margin includes the positive effects of the overall higher short-term interest rate environment in 2018, the redemption of $55.0 million of the 2012 senior notes late in the third quarter of 2017, and changes in balance sheet growth and mix.
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
For the three months ended September 30, 2018 and 2017, we recorded a provision for loan losses of $3.7 million and $2.9 million, respectively. For the nine months ended September 30, 2018 and 2017, we recorded a provision for loan losses of $9.9 million and $6.9 million, respectively. Provision for the three and nine months ended September 30, 2018 increased $0.8 million and $3.0 million, respectively, from the same periods in 2017, primarily due to loan portfolio growth and the deterioration of three large relationships more than offsetting the generally favorable portfolio migration.
The allowance for loan losses was $41.8 million at September 30, 2018 and $40.6 million at December 31, 2017. The ratio of allowance for loan losses to total gross loans was 0.85% at September 30, 2018 and 0.84% at December 31, 2017. Excluding the impact of all purchased loans, this ratio would have been 0.95% and 0.97% at September 30, 2018 and December 31, 2017, respectively. The ratio of net charge-offs to average gross loans net of unearned income, which excludes loans held for sale and reverse mortgages, was 0.24% and 0.22% (annualized) at September 30, 2018 and December 31, 2017, respectively. See Note 6 to the unaudited Consolidated Financial Statements for further information.
Noninterest (Fee) Income
Three months ended September 30, 2018: During the third quarter of 2018, the Company earned noninterest income of $41.9 million, an increase of $9.5 million, or 29%, compared to $32.4 million in the third quarter of 2017. The increase included a $3.8 million realized gain from the sale of a portion of our investment in Visa Class B shares and a $3.2 million unrealized gain on our remaining investment in Visa Class B shares. The remaining increase resulted from growth across most of our businesses, including an increase of $1.9 million in credit/debit card and ATM income, due to growth resulting from expanded revenue sources in our Cash Connect® business, and an increase of $1.2 million in investment management and fiduciary income, due to growth in several of our Wealth business lines.
Nine months ended September 30, 2018: For the nine months ended September 30, 2018, the Company earned noninterest income of $124.4 million, an increase of $32.1 million, or 35%, compared to $92.2 million for the nine months ended September 30, 2017. Included in this increase is an unrealized gain of $18.6 million related to our adoption of ASU 2016-01 in the first quarter of 2018 and its impact on the valuation of our equity investment in Visa Class B shares and a $3.8 million realized gain from the sale of a portion of our investment in Visa Class B shares. The remaining increase resulted from growth across most of our businesses, including an increase of $5.3 million in credit/debit card and ATM income, reflecting growth due to expanded revenue sources in our Cash Connect® business and an increase of $3.8 million in investment management and fiduciary income due to growth in several of our Wealth business lines. See Notes 1 and 10 to the unaudited Consolidated Financial Statements for further information about our adoption of ASU 2016-01.

Noninterest Expense
Three months ended September 30, 2018: Noninterest expense for the third quarter of 2018 was $52.5 million, a decrease of $1.7 million, or 3%, from $54.2 million in the third quarter of 2017, primarily reflecting an insurance recovery of $7.9 million related to a previously disclosed legal settlement payment and a decrease of $0.5 million in loan workout and OREO expenses, due primarily to higher gains on OREO sales during the quarter. These favorable items were partially offset by an increase of $3.6 million in corporate development expenses related to our pending merger with Beneficial, an increase of $1.5 million in compensation and benefits expenses driven by overall franchise growth and higher variable incentive compensation expenses due to our positive operating results, an increase of $1.1 million in variable costs to support Cash Connect® revenue growth, and a $0.8 million increase in marketing costs primarily to support brand and growth initiatives in the southeastern Pennsylvania market.
Nine months ended September 30, 2018: For the nine months ended September 30, 2018, noninterest expense was $163.7 million, an increase of $5.3 million, or 3.3% from $158.4 million for the nine months ended September 30, 2017. The increase was primarily due to an increase $5.2 million of higher compensation and related costs due to overall franchise growth, an increase of $3.4 million in corporate development expenses related to our pending merger with Beneficial, and an increase of $1.1 million in marketing costs, primarily related to our initiatives in southeastern Pennsylvania. These increases were partially offset by an insurance recovery of $7.9 million related to a previously disclosed legal settlement payment and a $1.7 million recovery related to a previously disclosed fraud loss. The remaining increase was due to expenses to support overall franchise growth.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $9.9 million and $27.6 million during the three and nine months ended September 30, 2018 compared to income tax expense of $10.9 million and $30.4 million for the same periods in 2017.
Our effective tax rate was 20.3% and 20.8% for the three and nine months ended September 30, 2018 compared to 34.7% and 33.6% during the same periods in 2017. The effective tax rate for the three and nine months ended September 30, 2018 decreased primarily due to the reduction in the statutory federal corporate rate from 35% to 21% effective for 2018. Further, the tax benefit related to stock-based compensation activity during the year pursuant to ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation (Topic 718), increased as compared to the prior year even though the corporate tax rate declined. This increase is due to greater transaction volume and increases in the Company’s stock price. The tax benefits recognized during the three and nine months ended September 30, 2018 were $1.2 million and $3.3 million, respectively, compared to $0.3 million and $1.9 million for the comparable periods in 2017. Finally, we also recorded a $0.9 million tax benefit during the three and nine months ended September 30, 2018 related to the filing of our 2017 income tax returns as more fully discussed in Note 9 - Income Taxes.
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
Contractual Obligations
Our contractual obligations at September 30, 2018 did not significantly change from our contractual obligations at December 31, 2017, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

(Dollars and share amounts in thousands, except per share amounts)	September 30, 2018	December 31, 2017
Stockholders’ equity	$798,822	$724,345
Less: Goodwill and other intangible assets	186,584	188,444
Tangible common equity (numerator)	$612,238	$535,901
Shares of common stock outstanding (denominator)	31,852	31,418
Book value per share of common stock	$25.08	$23.06
Goodwill and other intangible assets	5.86	6.00
Tangible book value per share of common stock	$19.22	$17.06

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
For further discussion of our critical accounting estimates, see the “Management's Discussion and Analysis - Critical Accounting Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Basel III
In 2013, the Federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision capital guidelines for U.S. banking organizations. Under the final rules as of January 2015, minimum requirements increased for both the quantity and quality of capital maintained by the Company and the Bank. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of total capital to risk-weighted assets of 10.0%, and required a minimum Tier 1 leverage ratio of 4.0%. The final rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. The phase-in of the capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. For 2017, the capital conservation buffer is 1.25%. The final rules also revised the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments). As of September 30, 2018, we had approximately $67.0 million of trust preferred securities outstanding, all of which are counted as Tier 1 capital.
The phase-in period for the final rules began for us on January 1, 2015. Full compliance with all of the final rule’s requirements phased in over a multi-year schedule is required by January 1, 2019. As of September 30, 2018, the Company and the Bank met the applicable standards, and the Bank was “well-capitalized” under the prompt corrective action rules.
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
London Inter-Bank Offered Rate (LIBOR)
In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rate Committee (ARRC), was created to identify an alternative reference interest rate to replace LIBOR.
The ARRC announced a Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the Federal Reserve announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018.

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

(b)
Changes in internal control over financial reporting. During the three months ended September 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2018.

2018	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July	21,000	$54.81	21,000	558,194
August	6,000	55.66	6,000	552,194
September	20,000	48.30	20,000	532,194
Total	47,000	$52.15	47,000

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

Item 3.    Defaults upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.     Exhibits

(a)
Exhibit 2.01 - Agreement and Plan of Reorganization, dated August 7, 2018, by and between WSFS Financial Corporation and Beneficial Bancorp, Inc. (incorporated herein by reference to Exhibit 2.01 of the Registrant’s Form 8-K filed with the SEC on August 8, 2018).

(b)
Exhibit 10.01 - Form of Voting Agreement, dated August 7, 2018, by and between WSFS Financial Corporation, Beneficial Bancorp, Inc. and certain stockholders of Beneficial Bancorp, Inc. (incorporated herein by reference to Exhibit 10.01 of the Registrant’s Form 8-K filed with the SEC on August 8, 2018).

(c)
Exhibit 10.02 - Form of Voting Agreement, dated August 7, 2018, by and between WSFS Financial Corporation, Beneficial Bancorp, Inc. and certain stockholders of WSFS Financial Corporation. (incorporated herein by reference to Exhibit 10.02 of the Registrant’s Form 8-K filed with the SEC on August 8, 2018).

(d)	Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(e)	Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(f)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(g)	Exhibit 101.INS – XBRL Instance Document

(h)	Exhibit 101.SCH – XBRL Schema Document

(i)	Exhibit 101.CAL – XBRL Calculation Linkbase Document

(j)	Exhibit 101.LAB – XBRL Labels Linkbase Document

(k)	Exhibit 101.PRE – XBRL Presentation Linkbase Document

(l)	Exhibit 101.DEF – XBRL Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date: November 8, 2018	/s/ Mark A. Turner
Mark A. Turner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)