Form 10-K
period 2018-12-31
WSFS FINANCIAL CORP
filed 2019-02-28
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on Nasdaq as of June 30, 2018, was $1,657,621,739. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the registrant's outstanding common stock.
As of February 21, 2019, there were issued and outstanding 31,374,091 shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2019 are incorporated by reference in Part III hereof.

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

•
the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Economic Growth, Regulatory Relief, and Consumer Protection Act (which amended the Dodd-Frank Act) (the Economic Growth Act), and the rules and regulations issued in accordance therewith and potential expenses associated with complying with such regulations;

•
the Company’s ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate liquidity internally or raise capital on favorable terms;

•	possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations;

•	conditions in the financial markets that may limit the Company’s access to additional funding to meet its liquidity needs;

•	impairments of the Company’s goodwill or other intangible assets;

•	failure of the financial and operational controls of the Company’s Cash Connect® business;

•	the success of the Company's growth plans, including the successful integration of past and future acquisitions;

•
the Company’s ability to fully realize the cost savings and other benefits of its acquisitions, manage risks related to business disruption following those acquisitions, and post-acquisition customer acceptance of the Company’s products and services and related customer disintermediation, including its pending acquisition of Beneficial Bancorp, Inc.(Beneficial);

•
the Company’s ability to complete the pending merger with Beneficial on the terms proposed, which are subject to a number of conditions, risks and uncertainties, including the possibility that the proposed acquisition does not close when expected or at all because all conditions to closing are not received or satisfied on a timely basis or at all, the failure to close for any other reason, that the businesses of the Company and Beneficial will not be integrated successfully, that the cost savings and any synergies from the proposed acquisition may not be fully realized or may take longer to realize than expected, disruption from the proposed acquisition making it more difficult to maintain relationships with employees, customers or other parties with whom the Company or Beneficial have business relationships, diversion of management time on merger-related issues, risks relating to the potential dilutive effect of shares of the Company’s common stock to be issued in the transaction, and the reaction to the transaction of the companies’ customers, employees and counterparties;

•	negative perceptions or publicity with respect to the Company’s trust and wealth management business;

•	adverse judgments or other resolution of pending and future legal proceedings, and cost incurred in defending such proceeding;

•	system failures or cybersecurity incidents or other breaches of the Company’s network security;

•	the Company’s ability to recruit and retain key employees;

•	the effects of problems encountered by other financial institutions that adversely affect the Company or the banking industry generally;

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

As used in this Annual Report on Form 10-K, the terms “WSFS”, “the Company”, “registrant”, “we”, “us”, and “our” mean WSFS Financial Corporation and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

Cash Connect® is our registered trademark. Any other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

PART I
ITEM 1. BUSINESS
OUR BUSINESS
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company's subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. At $7.2 billion in assets and $19.0 billion in assets under management (AUM) and administration at December 31, 2018, WSFS Bank is also the largest locally-managed bank and trust company headquartered in Delaware and the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other financial institutions. A fixture in the community, the Bank has been in operation for more than 185 years. In addition to its focus on stellar customer experiences, WSFS Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates delivering stellar experiences growing Customer Advocates and value for our Owners” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
Our core banking business is commercial lending primarily funded by customer-generated deposits. We have built a $4.0 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of December 31, 2018, we service our customers primarily from our 76 offices located in Delaware (45), Pennsylvania (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches, and mortgage and title services through those branches and through Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services in the U.S. Cash Connect® manages over $1.0 billion in total cash and services 24,300 non-bank ATMs and approximately 2,300 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates 441 ATMs for the Bank, which has the largest branded ATM network in our market.
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individuals, business owners, corporate, and institutional clients through multiple integrated businesses.  Combined, these businesses had $19.0 billion of assets under management (AUM) and assets under administration (AUA) at December 31, 2018. WSFS Wealth Investments provides financial advisory services. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS Bank (doing business as WSFS Institutional Services) provides personal trust and fiduciary services, as well as, trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management provides comprehensive solutions to high-net-worth clients by delivering credit and deposit products as well as partnering with other wealth management units.
Subsidiaries
The Company has five consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress) and Christiana Trust Company of Delaware (Christiana Trust DE).
WSFS Bank has 3 wholly owned subsidiaries: WSFS Investment Group, Inc. (WSFS Wealth Investments), 1832 Holdings, Inc. and Monarch Entity Services LLC (Monarch). WSFS Wealth Investments markets various third-party investment and insurance products such as single-premium annuities, whole life policies and securities, primarily through our retail banking system and directly to the public. 1832 Holdings, Inc. was formed to hold certain debt and equity investment securities. Monarch offers commercial domicile services, which include providing employees, directors, sublease of office facilities and registered agent services in Delaware and Nevada.

WSFS has one unconsolidated subsidiary, WSFS Capital Trust III (the Trust), which was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities.
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
For segment financial information for the years ended December 31, 2018, 2017 and 2016, see Note 21 to the Consolidated Financial Statements in this report.
Recent Developments
On August 7, 2018, WSFS and Beneficial Bancorp, Inc. (Beneficial) entered into an Agreement and Plan of Reorganization, (as amended from time to time, the Merger Agreement) pursuant to which, and subject to the terms and conditions of the Merger Agreement, among other things, (i) Beneficial will merge with and into WSFS, with WSFS continuing as the surviving corporation (the Merger) and (ii) simultaneously, Beneficial Bank will merge with and into WSFS Bank, with WSFS Bank continuing as the surviving bank (the Bank Merger and, together with the Merger, the Mergers). Subject to the terms and conditions of the Merger Agreement, stockholders of Beneficial will receive 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock. Our stockholders approved the Mergers at a special meeting held on December 12, 2018, and Beneficial's stockholders approved the Mergers at a special meeting held on December 6, 2018. The Mergers, which are subject to customary closing conditions, are expected to close on March 1, 2019.
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

Surveys conducted for us by Gallup, Inc. indicate that:

•
Our Associate Engagement scores consistently rank in the top decile of companies polled. In 2018, our engagement ratio was 23.3:1, which means there were 23.3 engaged Associates for every actively disengaged Associate. This compares to a 2.6:1 ratio in 2003 and currently, a U.S. working population ratio of 2.1:1.

•	68% of customers surveyed ranked us a “five” out of “five,” strongly agreeing with the statement “WSFS is the perfect bank for me.”
By fostering a culture of engaged and empowered Associates, we believe we have become the employer and bank of choice in our market. In 2018, for the 13th consecutive year, we were named a top workplace in Delaware in The News Journal’s ‘Top Workplaces’ survey of our Associates. We were also named the ‘Top Bank’ in Delaware for the eighth year in a row by the readers of The News Journal, and named a fastest growing company in the Greater Philadelphia region ‘Soaring 76’ for the second year in a row by the Philadelphia Business Journal.
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
Through our pending Merger with Beneficial, which we expect to close on March 1, 2019, we will create the largest, premier, locally-headquartered community bank in the Greater Delaware Valley, offering the benefits of local market knowledge and decision-making, a full-service product suite, the balance sheet to compete with larger regional and national banks, and most importantly, an ingrained culture of engaged Associates that bring to life WSFS’ mission of We Stand For Service in our daily delivery of stellar Customer experiences.
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

(Most recent available statistics)	Delaware	Southeastern Pennsylvania (1)	National Average
Unemployment (For December 2018) (2) (3)	3.8%	3.2%	3.7%
Median Household Income (2013-2018) (4)	$63,036	$82,349	$57,652
Population Growth (2010-2018) (4) (5)	7.7%	2.8%	6.0%

(1)	Comprised of Chester, Delaware and Montgomery counties

(2)	Bureau of Labor Statistics - Delaware and National unemployment rates as of November 2018, seasonally adjusted

(3)
Bureau of Labor Statistics - Southeastern Pennsylvania unemployment rate is a simple average of the July 2017 (not seasonally adjusted) unemployment rates for Chester, Delaware, and Montgomery counties.

(4)	U.S. Census Bureau - Quick Facts 2013 - 2018

(5)	Southeastern Pennsylvania data is for 2010-2017
Balance Sheet Management
We put a great deal of focus on actively managing our balance sheet. This manifests itself in:

•
Prudent capital levels - Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2018, the Company's common equity to assets ratio was 11.32% and its tangible common equity to tangible assets ratio was 8.99%. At December 31, 2018 all regulatory capital levels for WSFS Bank were above well-capitalized levels. At December 31, 2018, WSFS Bank’s common equity Tier 1 capital ratio was 12.69% and $365.0 million in excess of the 6.5% “well-capitalized” level under the banking agencies’ prompt corrective action framework: the Bank’s Tier 1 capital ratio was 12.69% and $276.6 million in excess of the 8% “well-capitalized” level, the Bank’s total risk-based capital ratio was 13.37%, or $198.9 million above the “well-capitalized” level of 10%, and the Bank's leverage ratio was 10.82%, or $402.4 million above the 5% “well-capitalized” level.

The tangible common equity to tangible assets ratio is a non-GAAP financial measure. For a reconciliation of the tangible common equity to tangible assets ratio to net income and total assets, the most comparable U.S. generally accepted accounting principles (GAAP) measures, please refer to “Reconciliation of non-GAAP financial measures included in Item 1” located at the end of this section.

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

•
Asset/Liability management strategies - We have created an investment portfolio that is consistent with our Board of Directors' approved risk appetite and we believe the portfolio contains minimal risks due to our exclusion of non-Agency (private label) mortgage-backed securities (MBS) and other asset-backed securities. We also believe that our thorough due diligence is effective in mitigating the credit risk associated with municipal securities that we have added. Further, our portfolio is highly liquid given our large amount of Agency MBS.

Disciplined Capital Management
We understand that our capital (or stockholders’ equity) belongs to our stockholders. They have entrusted this capital to us with the expectation that it will earn an appropriate return relative to the risks we take. Mindful of this balance, we prudently, but aggressively, manage our capital.
Strong Performance Expectations and Alignment with Stockholder Priorities
We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in return on assets (ROA), return on tangible common equity (ROTCE) and EPS growth. Management incentives are, in large part, based on driving performance in these areas. More details on management incentive plans will be included in the proxy statement for our 2019 annual meeting of stockholders.

During 2018, we met or exceeded the goals in our 2016-2018 Strategic Plan. For the year ended December 31, 2018, WSFS reported ROA of 1.92%. Core ROA, which excludes non-core items, was 1.63% for 2018, demonstrating our steady progress toward the goals we set in our three year, 2016-2018 Strategic Plan. Core ROA for 2018 excludes (i) corporate development costs, (ii) securities gains, (iii) unrealized gains on equity investments, (iv) realized gain on sale of equity investment, (v) a recovery related to the settlement of a legal claim, and (vi) a recovery related to an unusual fraud loss.
Core ROA is a non-GAAP financial measure. For a reconciliation of Core ROA to ROA, the most comparable U.S. generally accepted accounting principles (GAAP) measure, please refer to “Reconciliation of non-GAAP financial measures included in Item 1” located at the end of this section.
For further information related to the legal settlement, see Note 24 to the Consolidated Financial Statements.
Growth
We have achieved success over the long-term in lending and deposit gathering, growing the Wealth Management segment’s client base and growing Cash Connect®’s customer base and services. Our success has been the result of a focused strategy that provides service, responsiveness and careful execution in a consolidating marketplace. We plan to continue to grow by:

•
Developing talented, service-minded Associates: We have successfully recruited Associates with strong ties to, and the passion to serve, their communities to enhance our service in existing markets and to provide a strong start in new communities. We also focus efforts on developing talent and leadership from our current Associate base to better equip those Associates for their jobs and prepare them for leadership roles at WSFS.

•	Embracing the Human Sigma concept: We are committed to building Associate Engagement and Customer Advocacy as a way to differentiate ourselves and grow our franchise.

•	Building fee income through investment in and growth of our Wealth Management and Cash Connect® segments.

•	Continuing strong growth in commercial lending by:

•	Offering local decision-making by seasoned banking professionals.

•	Executing our community banking model that combines stellar experiences with the banking products and services our business customers demand.

•	Adding seasoned lending professionals that have helped us win customers in our Delaware and southeastern Pennsylvania markets.

•	Continuing to grow deposits by:

•	Offering products through an expanded and updated branch network resulting from our pending Merger with Beneficial, increasing our market presence in Philadelphia and southeastern Pennsylvania.

•	Providing a stellar experience to our Customers.

•	Further expanding our commercial Customer relationships with deposit and cash management products.

•	Finding creative ways to build deposit market share such as targeted marketing programs.

•
Seeking strategic acquisitions. We anticipate completing our Merger with Beneficial on March 1, 2019, thereby further expanding our presence in the southeastern Pennsylvania market. During 2018 and 2017, we focused on optimizing our recent acquisitions in southeastern Pennsylvania and our Wealth Management segment. During 2016, we acquired Penn Liberty Financial Corp. (Penn Liberty) and its wholly-owned subsidiary, Penn Liberty Bank, expanding our presence in the southeastern Pennsylvania market. In 2016, we also acquired the assets of Powdermill Financial Solutions, LLC and West Capital Management, Inc., an independent, fee-only wealth management firm. Over the next several years, we expect our growth to continue to be a mix of organic growth and acquisition-related growth, consistent with our long-term strategy.

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
In conjunction with the announcement of our pending merger with Beneficial, we announced that we are embarking on a multi-year Delivery Transformation effort focused on melding our physical and digital delivery.  Industry and customer behavior trends continue to shift as observed in reduced branch traffic and increased mobile adoption.  As such, we have concluded through substantial internal and external analysis that we need to transform our delivery channels to meet these new expectations. As we embark on our 2019-2021 strategic plan, we will accelerate our transformation by optimizing our physical branch network and making strategic investments in meaningful technology solutions, supported by specialized talent. Those investments will provide our Customers with leading edge products and will elevate our Associates, as they strive to serve in a competitive and compelling way. We will design and integrate solutions to provide personalized experiences to our Customers, while retaining the essence of what makes WSFS great.  Through our Delivery Transformation and our ongoing commitment to Stellar Service, we will continue to lead the community and regional banking industry with regards to service delivery and Customer experience.
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
At WSFS, we:

•	Do the right thing.

•	Serve others.

•	Are welcoming, open and candid.

•	Grow and improve.
Enterprise Risk Management
Since 2013, we have managed our risks through our Enterprise Risk Management (ERM) program administered by the Chief Risk Officer (CRO) and ERM Manager.  Our stand-alone ERM department is separate from the lines of business.  Formal Risk Appetite Statements have been developed for each major risk category throughout the institution; these Statements are reviewed and approved by the Board annually.  Key Risk Indicators (KRI’s) or Risk metrics are continually monitored in relation to risk appetite though a Risk Assessment Summary (RAS) dashboard.  Each KRI has an assigned quantitative tolerance level which considers our overall risk appetite, regulatory requirements, the bank’s peer group statistics, best practices, and general industry guidelines.  As part of our ERM Program, approximately 130 KRIs are monitored company-wide.  In the event that risk levels exceed our defined risk appetite, management action is required.  The CRO, deputy CRO, and/or the ERM manager conduct meetings with management of respective business lines at least three times per year to discuss and gather information for ERM reporting. ERM reporting is provided to the Board of Directors three times per year. From a regulatory perspective, our ERM program is evaluated as part of the regular Safety and Soundness examination by the OCC.
Results
Our focus on these points of differentiation has allowed us to grow our core franchise and build value for our stockholders. Since 2014, our commercial loans which exclude loans held for sale have grown from $2.7 billion to $4.0 billion at December 31, 2018, a strong 8% compound annual growth rate (CAGR). Over the same period, customer deposits have grown from $3.5 billion to $5.4 billion, a 9% CAGR. Since 2008, stockholder value has increased at a far greater rate than our banking peers. An investment of $100 in WSFS stock in 2008 would be worth $262 at December 31, 2018. By comparison, $100 invested in the Nasdaq Bank Index in 2008 would be worth $200 at December 31, 2018.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY
Condensed average balance sheets for each of the last three years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
CREDIT EXTENSION ACTIVITIES
Over the past several years we have focused on growing the more profitable, relationship-oriented segments of our loan portfolio. Our current portfolio lending activity is concentrated on small- to mid-sized businesses in the mid-Atlantic region of the U.S., primarily in Delaware, southern Pennsylvania, Maryland and New Jersey, as well as in northern Virginia. Since 2014, our total net commercial loans have increased by $1.4 billion, or 51% and accounted for 83% of our net loan portfolio at December 31, 2018. Based on current market conditions, we expect our focus on growing commercial and industrial loans and other relationship-based commercial loans to continue during the remainder of 2019 and beyond.
The following table shows the composition of our loan portfolio at year-end for the last five years:

	At December 31,
(Dollars in thousands)	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Types of Loans
Commercial real estate:
Commercial mortgage	$1,162,739	23.9%	$1,187,705	24.9%	$1,163,554	26.2%	$966,698	25.8%	$805,459	25.3%
Construction	316,566	6.5%	281,608	5.9%	222,712	5.0%	245,773	6.5%	142,497	4.5%
Total commercial real estate	1,479,305	30.4%	1,469,313	30.8%	1,386,266	31.2%	1,212,471	32.3%	947,956	29.8%
Commercial and industrial	1,472,489	30.3%	1,464,554	30.7%	1,287,731	29.0%	1,061,597	28.3%	920,072	28.9%
Commercial — owner-occupied	1,059,974	21.8%	1,079,247	22.6%	1,078,162	24.3%	880,643	23.5%	788,598	24.8%
Total commercial loans	4,011,768	82.5%	4,013,114	84.1%	3,752,159	84.5%	3,154,711	84.1%	2,656,626	83.5%
Consumer loans:
Residential real estate (1)	218,099	4.5%	253,301	5.3%	289,611	6.5%	283,963	7.6%	247,627	7.8%
Consumer	680,939	14.0%	558,493	11.7%	450,029	10.1%	360,249	9.5%	327,543	10.3%
Total consumer loans	899,038	18.5%	811,794	17.0%	739,640	16.6%	644,212	17.1%	575,170	18.1%
Gross loans	4,910,806	101.0%	4,824,908	101.1%	4,491,799	101.1%	3,798,923	101.2%	3,231,796	101.6%
Less:
Deferred fees (unearned income)	7,348	0.2%	7,991	0.2%	7,673	0.2%	8,500	0.2%	6,420	0.3%
Allowance for loan losses	39,539	0.8%	40,599	0.9%	39,751	0.9%	37,089	1.0%	39,426	1.3%
Net loans (2)	$4,863,919	100.0%	$4,776,318	100.0%	$4,444,375	100.0%	$3,753,334	100.0%	$3,185,950	100.0%

(1)	Includes reverse mortgages, at fair value of $16.5 million; $19.8 million; $22.6 million; $24.3 million; and $29.3 million at December 31, 2018, 2017, 2016, 2015 and 2014 respectively.

(2)	Excludes $25,318; $31,055; $54,782; $41,807; and $28,508 of residential mortgage loans held for sale at December 31, 2018, 2017, 2016, 2015, and 2014, respectively

The following tables show our loan portfolio by remaining contractual maturity as of December 31, 2018. The first table details the total loan portfolio by type of loan. The second table details the total loan portfolio by those with fixed interest rates and those with adjustable interest rates. Loans may be pre-paid, so the actual maturity may differ from the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the "Less than One Year" category.

(Dollars in thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Commercial mortgage loans	$142,601	$568,528	$451,610	$1,162,739
Construction loans	107,462	148,070	61,034	316,566
Commercial and industrial loans	489,046	574,727	408,716	1,472,489
Commercial owner-occupied loans	70,843	359,898	629,233	1,059,974
Residential real estate loans (1)	6,543	8,391	186,616	201,550
Consumer loans	31,179	46,884	602,876	680,939
Total gross loans	$847,674	$1,706,498	$2,340,085	$4,894,257

Rate sensitivity:
Fixed	$134,617	$751,751	$871,521	$1,757,889
Adjustable(2)	713,057	954,747	1,468,564	3,136,368
Total gross loans	$847,674	$1,706,498	$2,340,085	$4,894,257
(1) Excludes reverse mortgages at fair value of $16.5 million.
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
Commercial, commercial owner-occupied, commercial mortgage and construction loans have higher levels of risk than residential mortgage lending. These loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and may be more subject to adverse conditions in the commercial real estate market or in the general economy than residential mortgage loans. The majority of our commercial and commercial real estate loans are concentrated in Delaware and Pennsylvania.
We offer commercial real estate mortgage loans on multi-family properties and on other commercial real estate. Generally, loan-to-value ratios for these loans do not exceed 80% of appraised value at origination.
Our commercial mortgage portfolio was $1.2 billion at December 31, 2018. Generally, this portfolio is diversified by property type, with no type representing more than 33% of the portfolio. The largest type is retail-related (non-mall, neighborhood shopping centers and other retail) with balances of $347.0 million. The average size of a loan in the commercial mortgage portfolio is $0.6 million and only nine loans are greater than $8.0 million, with one loan greater than $12.0 million.
We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with automatic conversion to mini-permanent loans (one - five years) upon completion of construction. These construction loans are short-term, usually not exceeding two years, with interest rates indexed to our WSFS prime rate, the “Wall Street” prime rate or London InterBank Offered Rate (LIBOR), in most cases, and are adjusted periodically as these indices change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of each loan, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial business development staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2018, $486.4 million was committed for construction loans, of which $316.6 million was outstanding. The residential construction and land development (CLD) portfolio represented $133.9 million, or 3%, of total loans and 18% of Tier 1 capital (Tier 1 + ALLL), and the commercial CLD portfolio represented $93.7 million, or 2%, of total loans. These portfolios include $15.2 million of “land hold” loans, which are land loans not currently being developed, at December 31, 2018.

Commercial and industrial and owner-occupied commercial loans make up the remainder of our commercial portfolio and include loans for working capital, financing equipment and real estate acquisitions, business expansion and other business purposes. These relationships generally range in amounts of up to $40.0 million with an average loan balance in the portfolio of $0.3 million and terms ranging from less than one year to ten years. The loans generally carry variable interest rates indexed to our WSFS prime rate, “Wall Street” prime rate or LIBOR. At December 31, 2018, our commercial and industrial and owner-occupied commercial loan portfolios were $2.5 billion and represented 52% of our total loan portfolio. These loans are diversified by industry, with no industry representing more than 13% of the portfolio.
Federal law limits the Bank’s extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $112.2 million), and an additional 10% if the additional extensions of credit are secured by readily marketable collateral. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit. At December 31, 2018, no borrower had collective (relationship) total extensions of credit exceeding these legal lending limits.
Residential Real Estate Lending
Generally, we originate held-for-sale residential first mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance or government guarantee for up to 35% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. On a very limited basis, we have originated or purchased loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement or government guarantee. At December 31, 2018, the balance of all such loans was approximately $9.7 million.
Generally, our residential mortgage loans are underwritten and documented in accordance with standard underwriting criteria published by Fannie Mae, Freddie Mac, Federal Housing Agency, Veterans Administration, the U.S. Department of Agriculture and other secondary market participants to assure maximum eligibility for subsequent sale in the secondary market.
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
Usually, the maximum rate on these loans is five percent above the initial interest rate. We underwrite adjustable-rate loans under standards consistent with private mortgage insurance and secondary market underwriting criteria. We do not originate adjustable-rate mortgages with payment limitations that could produce negative amortization.
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
In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically 120 days. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower. There were no repurchases in 2018, 2017 and 2016.

Consumer Lending
Our primary consumer credit products (excluding first mortgage loans) are home equity lines of credit and equity-secured installment loans. At December 31, 2018, home equity lines of credit outstanding totaled $287.7 million and equity-secured installment loans totaled $231.9 million. In total, these product lines represented 76% of total consumer loans. Typically, maximum loan to value (LTV) limits are 89% for primary residences and 75% for all other properties. At December 31, 2018, we had $595.2 million in total commitments for home equity lines of credit. Home equity lines of credit offer customers the convenience of checkbook and debit card access, and revolving credit features for a portion of the life of the loan and typically are more attractive in a low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured. This credit risk is mitigated as the loans amortize over time. Additionally, during 2018 we purchased certain second-lien home equity installment loans through our partnership with Spring EQ, LLC (Spring EQ). These select loans meet or exceed our current underwriting standards and are similar to home equity loans originated through our branch network. Further, during 2018, we grew student loans through our partnership with LendKey Technologies Inc. (LendKey). These loans are primarily to consolidate existing student debt and are also underwritten in accordance with our current credit standards.
The following table shows the composition of our consumer loan portfolio at year-end for the last five years:

	At December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Equity secured installment loans	$231,930	34.1%	$148,212	26.5%	$82,182	18.3%	$89,218	24.7%	$72,795	22.2%
Home equity lines of credit	287,721	42.3	301,658	54.0	290,310	64.5	226,592	62.9	218,683	66.8
Student loans	113,370	16.6	72,105	12.9	42,932	9.5	15,941	4.4	587	0.2
Personal loans	23,274	3.4	21,401	3.8	22,007	4.9	17,604	4.9	16,082	4.9
Unsecured lines of credit	16,677	2.4	12,194	2.2	10,613	2.4	9,244	2.6	9,415	2.9
Other	7,967	1.2	2,923	0.6	1,985	0.4	1,650	0.5	9,981	3.0
Total consumer loans	$680,939	100.0%	$558,493	100.0%	$450,029	100.0%	$360,249	100.0%	$327,543	100.0%
Loan Originations, Purchases and Sales
We engage in traditional lending activities primarily in Delaware, southeastern Pennsylvania, and contiguous areas of neighboring states. As a federal savings bank, however, we may originate, purchase and sell loans throughout the U.S. We purchase loans from outside our traditional lending area through our relationships with Spring EQ and LendKey, when such purchases are deemed appropriate. We originate fixed-rate and adjustable-rate residential real estate loans through our banking offices and WSFS Mortgage, our mortgage banking company.
Commercial: We originate commercial real estate and commercial loans through our commercial lending division and Small Business Administration (SBA) loan program. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2018 we originated $1.4 billion of commercial and commercial real estate loan exposures compared to $1.2 billion in 2017. To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial loan portfolio, typically through loan participations. Commercial loan sales totaled $29.4 million and $33.3 million in 2018 and 2017, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans. We also periodically buy loan participations from other banks. Commercial loan participation purchases totaled $53.1 million and $19.3 million in 2018 and 2017, respectively.
Any significant modification or additional exposure to one borrowing relationship exceeding $3.5 million must be approved by the Loan Committee. The Executive Committee of the Board of Directors reviews the minutes of the Loan Committee meetings. The Executive Committee also approves new credit exposures exceeding $10.0 million and new credit exposures in excess of $5.0 million for customers with higher risk profiles or larger existing relationship exposures. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a “House Limit” to any one borrowing relationship, which increased to $40 million in August 2017 from $30 million consistent with overall growth in capital and the size of our loan portfolio. In rare circumstances, we will approve exceptions to the “House Limit.” Our policy allows for only 15 such relationships with an aggregate exposure of 10% of Tier I Capital plus ALLL. At December 31, 2018, no relationships exceeded the $40.0 million “House Limit.” After the close of our pending merger with Beneficial, we expect these limits to increase, reflective of the risk profile of the combined organization.

Residential and Consumer: During 2018, we originated $325.1 million of residential real estate loans, compared with $353.7 million in 2017. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. There were no such purchases in 2018 or 2017. We sell most newly originated mortgage loans in the secondary market as a means of generating fee income to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. Residential real estate loan sales totaled $300.6 million in 2018 and $346.1 million in 2017. We hold certain fixed-rate mortgage loans for investment, consistent with our current asset/liability management strategies and our relationship-based lending philosophy.
At December 31, 2018, we serviced $98.6 million of residential first mortgage loans and reverse mortgage loans for others, compared to $102.5 million at December 31, 2017. We also serviced residential first mortgage loans and reverse mortgage loans for our own portfolio totaling $218.1 million and $253.3 million at December 31, 2018 and 2017 respectively.
Our consumer lending activity is conducted primarily through our branch offices and referrals from other parts of our business. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.
We offer government-insured reverse mortgages to our customers. These loans do not close in our name and we process them as a reverse mortgage broker. During 2018 and 2017 we originated $3.4 million and 3.1 million in reverse mortgages, respectively.
Fee Income from Lending Activities
We earn fee income from lending activities, including fees for originating loans, servicing loans and selling loans and loan participations. We also receive fee income for making commitments to originate construction, residential and commercial real estate loans. Additionally, we collect fees related to existing loans which include prepayment charges, late charges, assumption fees and interest rate swap fees. As part of the loan application process, the borrower also may pay us for out-of-pocket costs to review the application, whether or not the loan is closed.
Most loan fees are not recognized in our Consolidated Statements of Income immediately, but are deferred as adjustments to yield in accordance with GAAP, and are reflected in interest income over the expected life of the loan. Those fees represented interest income of $5.5 million, $5.1 million and $4.2 million during 2018, 2017 and 2016 respectively. Loan fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties. The increase in loan fee income was concentrated in commercial and industrial and construction loans due to the associated growth in these portfolio categories.
LOAN LOSS EXPERIENCE, PROBLEM ASSETS AND DELINQUENCIES
Our results of operations can be negatively impacted by nonperforming assets, which include nonaccruing loans, other real estate owned and restructured loans. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in our opinion, collection is doubtful, or when principal or interest is past due 90 days and collateral is insufficient to cover principal and interest payments. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the accretion of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectability of principal and interest.
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

SOURCES OF FUNDS
We manage our liquidity risk and funding needs through our Treasury function and our Asset/Liability Committee. As a result of increased deposit growth, our loan-to-total customer funding ratio at December 31, 2018 was 90%(1), better than our 2018 strategic plan goal of 100%. We have significant experience managing our funding needs through both borrowings and deposit growth.
As a financial institution, we and the Bank have access to several sources of funding. Among these are:

•	Retained earnings

•	Commercial and retail deposit programs

•	Loan repayments

•	Federal Home Loan Banks (FHLB) borrowings

•	Repurchase agreements

•	Federal Discount Window access

•	Brokered deposits

•	Senior debt
Our branch strategy has been focused on expanding our market penetration and retail footprint in Delaware and southeastern Pennsylvania and attracting new customers in part to provide additional deposit growth. During 2018, CDs increased $43.9 million, or 7%, consistent with our strategy to attract longer-term, fixed-rate funding in a rising-rate environment. Core customer deposit growth (customer deposits excluding CDs) was $380.5 million during 2018, a 9% increase over 2017.
(1) For this calculation, “loans” includes Loans, held for sale as shown on our Consolidated Statements of Financial Condition.
Deposits
WSFS Bank is also the largest locally-managed bank and trust company headquartered in Delaware and the Delaware Valley. The Bank primarily attracts deposits through its retail branch offices and loan production offices, in Delaware and nearby southeastern Pennsylvania.
The Bank offers various deposit products to our customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposit. In addition, the Bank accepts “jumbo” certificates of deposit with balances in excess of $100,000 from individuals, businesses and municipalities.
The following table shows the maturities of certificates of deposit of $100,000 or more as of December 31, 2018:

(Dollars in Thousands)
Maturity Period	December 31, 2018
Less than 3 months	$65,757
Over 3 months to 6 months	17,305
Over 6 months to 12 months	140,736
Over 12 months	102,195
Total	$325,993
Federal Home Loan Bank Advances
As a member of the FHLB, we are able to obtain FHLB advances. At December 31, 2018, we had $328.5 million in FHLB advances with a weighted average rate of 2.52%, compared with $710.0 million with a weighted average rate of 1.51% at December 31, 2017. Outstanding advances from the FHLB had rates ranging from 1.50% to 2.79% at December 31, 2018. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB in an amount at least equal to 0.10% of our member asset value plus 4.00% of advances outstanding. As of December 31, 2018, our FHLB stock investment totaled $19.3 million, compared with $31.3 million at December 31, 2017.
We received $1.5 million in dividends from the FHLB during 2018, compared to $1.6 million in 2017. For additional information regarding FHLB stock, see Note 12 to the Consolidated Financial Statements.

Trust Preferred Borrowings
In 2005, the Trust issued $67.0 million aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are callable and have a maturity date of June 1, 2035.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
During 2018 and 2017, we purchased federal funds as a short-term funding source. At December 31, 2018, we had purchased $158.0 million in federal funds at an average rate of 2.52%, compared to $28.0 million at an average rate of 1.54% at December 31, 2017. As December 31, 2018 and 2017, we had no securities under agreements to repurchase as a funding source.
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
On June 13, 2016, we issued $100.0 million of the 2016 senior notes. The 2016 senior notes mature on June 15, 2026 and have a fixed coupon rate of 4.50% from issuance to but excluding June 15, 2021 and a variable coupon rate of three month LIBOR plus 3.30% from June 15, 2021 until maturity. The 2016 senior notes may be redeemed beginning on June 15, 2021 at 100% of principal plus accrued and unpaid interest. The proceeds remaining after the redemption of the 2012 notes are being used for general corporate purposes.
PERSONNEL
At December 31, 2018, we had 1,177 full-time equivalent Associates (employees). Our Associates are not represented by a collective bargaining unit. We believe our relationship with our Associates is very good, as evidenced by the results of our 2018 Associate engagement survey conducted by the Gallup organization which placed us among the top 5% of Gallup clients worldwide for the second year in a row. In addition, we were named a top workplace in Delaware for the 13th consecutive year in The News Journal’s ‘Top Workplaces’ survey of our Associates and a ‘Top Workplace’ in the greater Philadelphia market by philly.com for the fourth consecutive year. We were also honored to receive the Gallup ‘Great Workplace’ award for the third year in a row.

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
In May 2018, the Economic Growth Act was signed into law. The Economic Growth Act amends portions of the Dodd-Frank in order to provide regulatory relief to banking organizations such as ourselves. However, several but not all of the reforms are limited to banking organizations with fewer than $10 billion in total consolidated assets. At December 31, 2018, we were below this ceiling. After our pending merger with Beneficial, which we expect to close on March 1, 2019, our total consolidated assets at both the Company and Bank levels will exceed $10 billion, and we will cease to be eligible for many of these changes. Specific reforms that may affect us include:

•
Capital requirements - Bank holding companies, such as the Company, with less than $10 billion in total consolidated assets may be exempt from the Basel III Capital Rules if they maintain a community bank leverage of ratio of between eight and ten percent. The specific number is to be set by the federal banking agencies. In November 2018, the agencies proposed a CBLR of nine percent. The agencies have not finalized the rule, and we cannot predict when they may do so. For further information, see “Supervision and Regulation - Capital” below.

•
Volcker Rule - The Volcker Rule, enacted as part of the Economic Growth Act, largely prohibited any banking entity of any size from sponsoring or investing (or retaining an interest in) private equity and hedge funds and from engaging in proprietary trading. Banking entities also were required to establish compliance programs. The Economic Growth Act exempts banks with total consolidated assets of $10 billion or less from the Volcker Rule. This exemption took effect upon enactment. The statute did not formally exempt bank holding companies under the $10 billion threshold from the Volcker Rule, but the federal banking agencies have pledged not to enforce it against these companies. Although we do not believe we engaged in any activities covered by the Volcker Rule, the exemption eliminates any need for a compliance program.

•
Commercial real estate loans - The Basel III Capital Rules as finalized in 2013 required a banking organization to risk weight certain commercial real estate loans that were determined to have high volatility at 150% rather than at 100% for other commercial real estate (CRE)loans. In order to avoid high volatility commercial real estate (“HVCRE”) status and the higher risk weight, a CRE loan had to meet several requirements, including an equity contribution form the borrower in the form of cash, unencumbered readily marketable assets, or paid development expenses out of pocket. A lender could not return the contribution to the borrower until the loan was paid off or replaced with permanent financing. The Economic Growth Act replaced the HVCRE category with a narrower category for HVCRE acquisition, development, and construction (HVCRE ADC) loans. Among other things, a borrower may now make its equity contribution in the form or real property or improvements, and the lender may reclassify an HVCRE ADC loan more easily, enabling the lender to return the equity contribution to the borrower more easily. The federal banking agencies issued an interim final rule in September 2018 to implement these changes. We have not yet determined the impact of these changes on our CRE loan portfolio.

•
Exemption to certain mortgage lending rules - The Economic Growth Act creates a new compliance option for mortgages originated and held by banks and credit unions with less than $10 billion in total consolidated assets to be considered qualified mortgages for the purposes of the Ability-to-Repay Rule. In addition, the Economic Growth Act exempts certain insured depositories and credit unions that originate few mortgages from certain Home Mortgage Disclosure Act reporting requirements.

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
In addition, the capital rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer: a ratio of CET1 to total risk-based assets of at least 2.5% on top of the minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%; in 2018 the buffer was 1.875%; and full 2.5% requirement took effect on January 1, 2019. As a result, as of January 1, 2019, the Company and the Bank must adhere to the following minimum capital ratios to satisfy the Basel III Capital Rule requirements and to avoid the limitations on capital distributions and discretionary bonus payments to executive officers: (i) 4.0% tier 1 leverage ratio; (ii) minimum CET 1 risk-based capital ratio of 7.0%; (iii) minimum tier 1 risk-based capital ratio of 8.5%; and (iv) minimum total risk-based capital ratio of 10.5%.
The final rules also revised the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments). At December 31, 2018, we had approximately $67.0 million of trust preferred securities outstanding, all of which are counted as Tier 1 capital.
As of December 31, 2018, the Company and the Bank met the applicable standards on a fully phased-in basis, and the Bank was “well-capitalized” under the prompt corrective action rules.
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
Debit Card Interchange Fees
The Federal Reserve has issued rules under the Electronic Funds Transfer Act, as amended by a section of the Dodd-Frank Act, known as the Durbin Amendment, to limit interchange fees that an issuer may receive or charge for an electronic debit card transaction. Under the rules, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction. In addition, the rules allow for an upward adjustment of no more than one cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the rule.
In accordance with the statute, the interchange fee standards do not apply to fees charged by issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31), such as the Bank, against debit accounts that they hold. After our pending merger with Beneficial, which we expect to close on March 1, 2019, our total consolidated assets at both the Company and Bank levels will exceed $10 billion on December 31, 2019, and we will become subject to the Durbin Amendment rules in 2020.
London Inter-Bank Offered Rate (LIBOR)
In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rate Committee (ARRC), was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority (FCA), which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the Federal Reserve announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York in April 2018. The Company has contracts, including loan and derivative contracts, that are currently indexed to LIBOR, and we are currently evaluating risks and potential process changes arising from these developments.

Regulation of the Company
General
The Company is a registered savings and loan holding company and is subject to the regulation, examination, supervision and reporting requirements of the Federal Reserve. The Federal Reserve conducts regular safety and soundness examinations or inspections of the Company, which result in ratings for risk management, financial condition, and potential impact on subsidiary depository institution(s), a composite rating, and a rating for subsidiary depository institution(s) (referred to collectively as the “RFI/C(D)” rating). The Federal Reserve treats the ratings and the examination reports as highly confidential, and they are not available to the public.
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
Safe and Sound Banking Practices
Savings and loan holding companies and their non-bank subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or constitute violations of laws or regulations. For example, the Federal Reserve opposes any repurchase of common stock or any other regulatory capital instrument if the repurchase would be inconsistent with the savings and loan holding company’s prospective capital needs and continued safe and sound operation. As another example, a savings and loan holding company may not impair its subsidiary savings association’s soundness by causing it to make funds available to non-depository subsidiaries or their customers if the Federal Reserve believes it not prudent for the Company to do so. The Federal Reserve can assess civil money penalties on a party for unsafe and unsound activities conducted on a knowing or reckless basis, if those activities caused more than a minimal loss to an institution or pecuniary gain to the party. The penalties can range up to $25,000 for certain reckless violations and up to $1.0 million for certain knowing violations for each day such a violation continues.
Source of Strength
Confirming a longstanding policy of the Federal Reserve, the Dodd-Frank Act requires the Company to act as a source of financial strength to the Bank in the event of financial distress at the Bank. Under this standard, the Company is expected to commit resources to support the Bank, including at times when the holding company would not otherwise be inclined to do so. The Federal Reserve also expects the Company to provide managerial support to the Bank as needed. The Federal Reserve may require a savings and loan holding company to terminate an otherwise lawful activity or divest control of a subsidiary if the activity or subsidiary poses a serious risk to the financial safety, soundness, or stability of a subsidiary savings association and is inconsistent with sound banking principles.
In addition, pursuant to the Dodd-Frank Act, the capital rules for savings and loan holding companies are no less stringent than those that apply to their subsidiary savings associations.

Dividends
The principal sources of the Company’s cash are debt issuances and dividends from the Bank, supplemented by dividends from its operating subsidiaries (Cypress, Powdermill, West Capital and Christiana Trust DE). Our earnings and activities are affected by federal, state and local laws and regulations. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve that holding companies should pay cash dividends on common stock only out of earnings available for the period for which the dividend is being paid and only if prospective earnings retention is consistent with the organization’s expected future capital needs and current and prospective financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with this policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the Federal Reserve’s policy statement.
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

Regulation of WSFS Bank
General
As a federally chartered savings association the Bank is subject to regulation, examination and supervision by the OCC. The OCC conducts regular safety and soundness examinations of the Bank, which result in ratings for capital, asset quality, management, earnings, liquidity, and sensitivity to market risk and a composite rating (referred to collectively as the “CAMELS” rating). The OCC treats the CAMELS ratings and the examination reports as highly confidential, and they are not available to the public. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank from the standpoints of information technology, asset management/trust, and compliance with regulatory requirements. The Bank must file reports with the OCC describing its activities and financial condition, including a quarterly “call report” that is publicly available. The FDIC also has the authority to conduct special examinations of the Bank, and the CFPB has back-up enforcement authority over the Bank. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve.
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

Under the revised capital rules, the components of common equity Tier 1 capital include common stock instruments (including related surplus), retained earnings, and certain minority interests in the equity accounts of fully consolidated subsidiaries (subject to certain limitations). A savings association must make certain deductions from and adjustments to the sum of these components to determine common equity Tier 1 capital. The required deductions for federal savings associations include, among other items, goodwill (net of associated deferred tax liabilities), certain other intangible assets (net of deferred tax liabilities), certain deferred tax assets, gains on sale in connection with securitization exposures and investments in and extensions of credit to certain subsidiaries engaged in activities not permissible for national banks. The adjustments require several complex calculations and include adjustments to the amounts of deferred tax assets, mortgage servicing assets, and certain investments in the capital of unconsolidated financial institutions that are includable in common equity Tier 1 capital. Additional Tier 1 capital includes noncumulative perpetual preferred stock and related surplus, and certain minority interests in the equity accounts of fully consolidated subsidiaries not included in common equity Tier 1 capital (subject to certain limitations). Tier 2 capital includes subordinated debt with a minimum original maturity of five years, related surplus, certain minority interests in in the equity accounts of fully consolidated subsidiaries not included in Tier 1 capital (subject to certain limitations), and limited amounts of a bank’s allowance for loan and lease losses (ALLL). Certain deductions and adjustments are necessary for both additional Tier 1 capital and Tier 2 capital. Tangible capital has the same definition as Tier 1 capital.
The revised capital rules also modified the risk weights for several types of assets. The risk weights range from 0% for cash, U.S. government securities, and certain other assets, 50% for qualifying residential mortgage exposures, 100% for corporate exposures and non-qualifying mortgage loans and certain other assets, to 600% for certain equity exposures. Loans that are past due by 90 days or more must be risk-weighted at 150%. Mortgage servicing assets and deferred tax assets that are not deducted from common equity Tier 1 capital in accordance with the adjustment stated above are risk-weighted at 250%.
The capital rules finalized in 2013 applied a risk weight of 150% to “high volatility commercial real estate loans,” commercial real estate CRE loans that failed to meet certain prerequisites. Among them was an equity contribution by a borrower of 15% of a project’s value, in the form of cash or unencumbered readily marketable assets. Additionally, a lender could not reclassify an HVCRE loan and return to the 100% risk weight until the loan was paid off or replaced by permanent financing. The Economic Growth Act revised this risk weight in several ways, limiting the 150% risk weight to “high volatility acquisition, development, and construction” loans. Under the Economic Growth Act requirements, a borrower may make the necessary 15% contribution in the form of equity in the project and may reclassify the loan and risk weight it at 100% before maturity.
At December 31, 2018, the Bank was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, tangible capital and leverage capital requirements.
The Company is subject to similar minimum capital requirements as the Bank, except that the Company is not subject to a tangible capital ratio. As of December 31, 2018, the Company was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, and leverage capital requirements. For the Company to be “well capitalized,” the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. As of December 31, 2018, the Company met all the requirements to be deemed well-capitalized.
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
Although savings and loan holding companies are not subject to prompt corrective action, the Federal Reserve uses the same capital ratios to identify well capitalized holding companies for various purposes.
As of December 31, 2018, the Bank met all of the prerequisites for well-capitalized status.

Dividend Restrictions
Both OCC and Federal Reserve regulations govern capital distributions by Federal savings associations to their holding companies. Covered distributions include cash dividends, stock repurchases and other transactions charged to the capital account of a savings association to make capital distributions. A savings association must file a notice with the Federal Reserve at least 30 days before making any capital distribution. The association also must file an application with the OCC for approval of a capital distribution if either (1) the total capital distributions for the current calendar year (including the proposed capital distribution) exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. In certain situations, a Federal savings association may be able to file a notice with the OCC rather than an application; in other situations, no application or notice is required for the OCC, although notice to the Federal Reserve still is necessary. During 2018, the Bank paid dividends to the Company after receiving approval from the OCC.
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
The maximum deposit insurance amount per depositor per insured depository institution per certain types of accounts is $250,000.
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
The FDIC has revised its methodology for determining assessments from time to time. The current methodology, which has been in place since the third quarter of 2016, has a range of assessment rates from 3 basis points to 30 basis points on insured deposits. All insured depository institutions with the exception of large and complex banking organizations are assigned to one of three risk categories based on their composite CAMELS ratings. Each of the three risk categories has a range of rates, and the rate for a particular institution is determined based on seven financial ratios and the weighted average of its component CAMELS ratings. The FDIC may adjust assessment rates downward as the reserve ratio of the Deposit Insurance Fund exceeds 2.0% and higher thresholds. As of September 30, 2018, the reserve ratio was 1.36%. Future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations and we cannot predict what insurance assessment rates will be in the future.
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
Reserves
Pursuant to regulations of the Federal Reserve, a savings association must maintain reserves against its transaction accounts. During 2018, no reserves were required to be maintained on the first $16.0 million of transaction accounts, reserves of 3% were required to be maintained against the next $106.3 million of transaction accounts and a reserve of 10% was required to be maintained against all remaining transaction accounts. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets.

Consumer Protection Regulations
The Bank’s offerings of retail products and services to consumers are subject to a large number of statutes and regulations designed to protect the finances of consumers and to promote lending to various sectors of the economy and population. These laws include, but are not limited to the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, and their implementing regulations. States may adopt more stringent consumer financial protection statutes that could apply to us as well. The CFPB is responsible for writing and revising the Federal regulations, but the OCC is responsible for ensuring compliance by Federal savings associations with less than $10 billion in consolidated assets. As of December 31, 2018, the Bank was subject to OCC oversight, but the CFPB will assume jurisdiction over the Bank as a result of the pending merger with Beneficial, which we expect to close on March 1, 2019. State attorneys general also may file suit to enforce federal and state laws.
The change in leadership at the CFPB in 2017, the release of a new strategic plan and the publication of formal requests for information on possible changes to its general supervisory program and its enforcement program suggest that the CFPB may be taking a different approach to its implementation of consumer financial protection laws than the agency did when it first began operations, but we are unable to predict what effect, if any, these changes may have on the Bank.
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
Bank Secrecy Act and Anti-Money Laundering
The Bank Secrecy Act requires federal savings associations and other financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components; (ii) establishment of a "know your customer" program involving due diligence to confirm the identity of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities; (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash; (iv) additional precautions for accounts sought and managed for non-U.S. persons; and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti- money laundering rules and policies are developed by a bureau within the U.S. Department of the Treasury, the Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by its primary federal regulator, in the Bank's case, the OCC.
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
Reconciliation of non-GAAP financial measures included in Item 1
We prepare our financial statements in accordance with U.S. GAAP. To supplement our financial information presented in accordance with U.S. GAAP, we provide the following non-GAAP financial measures: core ROA and the tangible common equity to tangible assets ratio. We believe these measures provide investors with a better understanding of the company’s performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the company’s operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
Core ROA is calculated as follows:

For the year ended
(Dollars in thousands)	December 31, 2018
Net income (GAAP)	$134,743
Plus: Corporate development expenses (after tax)	5,632
Less: Securities gains (after tax)	(16)
Unrealized gains on equity investment (after tax)	$(15,818)
Realized gain on sale of equity investment (after tax)	$(2,878)
Recovery of legal settlement (after tax)	$(6,081)
Recovery of fraud loss (after tax)	$(1,275)
Adjusted net income (non-GAAP)	$114,307
Average assets	$7,014,447
ROA (GAAP)	1.92%
Core ROA (non-GAAP)	1.63%
The tangible common equity to tangible assets ratio is calculated as follows:

(Dollars in thousands)	December 31, 2018
Period End Tangible Assets
Period end assets	$7,248,870
Goodwill and intangible assets	(186,023)
Tangible assets	$7,062,847
Period End Tangible Common Equity
Period end Stockholder’s equity	$820,920
Goodwill and intangible assets	(186,023)
Tangible common equity	$634,897
Tangible common equity to assets	8.99%

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
We have identified our major risk categories as: market risk, credit risk, capital and liquidity risk, compliance risk, operational risk, strategic risk, reputation risk and model risk. Market risk is the risk of loss due to changes in external market factors such as interest rates. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. We are exposed to both customer credit risk, from our loans, and institutional credit risk, principally from our various business partners and counterparties. Capital and liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Compliance risk is the risk that we fail to adequately comply with applicable laws, rules and regulations. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (i.e., natural disasters) or compliance, reputation or legal matters and includes those risks as they relate directly to the Company as well as to third parties with whom we contract or otherwise do business. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Reputation risk is the risk of loss that arises from negative publicity or perceptions regarding our business practices. Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models.
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

•
Changes in the regulatory environment, including regulations promulgated or to be promulgated under the Dodd-Frank Act, and changes in accounting standards, could influence recognition of loan losses and our allowance for loan losses, and could result in earlier recognition of loan losses and decreases in capital;

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
We make various assumptions and judgments about the collectability of the loans in our portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable or incurred losses in our loan portfolio, resulting in unanticipated losses and additions to our allowance for loan losses. While we believe that our allowance for loan losses was adequate at December 31, 2018, there is no assurance that it will be sufficient to cover future loan losses, especially if there is a significant deterioration in economic conditions. Material additions to our allowance could materially decrease our net income.

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
The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2018, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.
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
We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock, and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our Bank and certain of our nonbank subsidiaries may pay us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our subsidiaries to pay dividends to us could have a material adverse effect on our liquidity and on our ability to pay dividends on our common stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels; we may not be able to make dividend payments to our common stockholders.

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
Some of the regulatory changes mandated by the Dodd-Frank Act have increased our expenses, decreased our revenues and changed the activities in which we choose to engage. Some of these and other provisions of the Dodd-Frank Act remain subject to regulatory rulemaking and implementation, the effects of which are not yet known. We may be forced to invest significant management attention and resources to make any necessary changes related to the Dodd-Frank Act and any regulations promulgated thereunder, which may adversely affect our business, results of operations, financial condition or prospects. We cannot predict the specific impact and long-term effects the Dodd-Frank Act and the regulations promulgated thereunder will have on our financial performance, the markets in which we operate and the financial industry generally. The Dodd-Frank Act and the Economic Growth Act impose various requirements on banking organizations with more than $10 billion in total consolidated assets but exempt those with fewer assets. As of December 31, 2018, we were below the $10 billion threshold, but after the pending acquisition of Beneficial, which we expect to close on March 1, 2019, we will exceed the threshold. We will lose certain exemptions and become subject to new requirements. Among other things, we will become subject to limits on interchange fees that we may charge on debit card transactions, and we will remain subject to the Volcker Rule. Additional compliance costs may adversely affect our business, results of operations, financial condition or prospects.
In addition to changes resulting from the Dodd-Frank Act, in July 2013, the Federal Reserve, FDIC and the OCC approved final rules (Final Capital Rules) implementing revised capital rules to reflect the requirements of the Dodd-Frank Act and the Basel III international capital standards. Under the Final Capital Rules, minimum requirements have increased both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The Final Capital Rules also establish a new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the Final Capital Rules. The Final Capital Rules became applicable to us beginning on January 1, 2015 with conservation buffers phasing in over the subsequent five years.
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
The intention of the United Kingdom’s FCA to cease sustaining LIBOR after 2021 could negatively affect the fair value of our financial assets and liabilities, results of operations and net worth. A transition to an alternative reference interest rate could present operational problems and result in market disruption, including inconsistent approaches for different financial products, as well as disagreements with counterparties.
We are not able to predict whether LIBOR will actually cease to be available after 2021, whether SOFR will become the market benchmark in its place or what impact such a transition may have on our business, results of operations and financial condition.
The selection of SOFR as the alternative reference rate for these products currently presents certain market concerns, because a term structure for SOFR has not yet developed, and there is not yet a generally accepted methodology for adjusting SOFR, which represents an overnight, risk-free rate, so that it will be comparable to LIBOR, which has various tenors and reflects a risk component. In addition, SOFR may not be a suitable alternative to LIBOR for all of our financial products, and it is uncertain what other rates might be appropriate for that purpose. It is uncertain whether these other indices will remain acceptable alternatives for such products, or how long it will take us to develop the systems and processes necessary to purchase adjustable rate mortgages tied to SOFR or other new indices.
We have various financial products, including mortgage loans, mortgage-related securities, other debt securities and derivatives, that are tied to LIBOR, and we continue to enter into transactions involving such products that will mature after 2021. Inconsistent approaches to a transition from LIBOR to an alternative rate among different market participants and for different financial products may cause market disruption and operational problems, which could adversely affect us, including by exposing us to increased basis risk and resulting costs in connection, and by creating the possibility of disagreements with counterparties.
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
Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions. We evaluate goodwill and intangibles for impairment at least annually. Although we have determined that goodwill and other intangible assets were not impaired during 2018, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. Any future write-down of the goodwill or intangible assets could result in a material charge to earnings.
Our results of operations and financial condition could be materially adversely affected if our Cash Connect® segment’s established policies, procedures and controls are inadequate to prevent a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through insurance.
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
Changes in accounting standards or changes in how the accounting standards are interpreted or applied could materially impact the Company’s financial statements.
From time to time, the Financial Accounting Standards Board (FASB) or the SEC may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. In addition, the FASB, SEC, banking regulators and the Company’s independent registered public accounting firm may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report the Company’s financial statements. In some cases, the Company could be required to apply a new or revised standard retroactively, potentially resulting in the Company restating prior period’s financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The Company does not plan to early adopt this amendment and will adopt this amendment on January 1, 2020. This new accounting standard could, at the time of adoption but also during any period of loan growth: result in a significant increase in the allowance for credit losses; through the increased provision, result in negative adjustment to retained earnings and, correspondingly, our regulatory capital levels; and enhance volatility in loan loss provision and allowance levels from quarter to quarter and year to year, especially during times when the economy is in transition.
Our evaluation of acceptable methodologies, accounting policies, and reporting requirements under the amendment are ongoing, and we are consulting with third-party experts and specialists, where necessary, to assist with implementation. Our implementation efforts to date suggest that adoption may materially increase the allowance for loan losses and decrease capital levels. However, the extent of these impacts will depend on the asset quality of the portfolio, macroeconomic conditions, and significant estimates and judgments made by management at the time of adoption. For more information related to the impacts of ASU 2016-13, see Note 2 to the Consolidated Financial Statements.
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
Failure of the Beneficial Merger to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the Merger could negatively impact the Company and Beneficial.
Although we expect to close the Merger on March 1, 2019, the Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. These conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by August 7, 2019, either the Company or Beneficial may choose to terminate the Merger Agreement at any time after that date if the failure to consummate the transactions contemplated by the Merger Agreement is not caused by any breach of the Merger Agreement by the party electing to terminate the Merger Agreement.
If the Merger is not consummated, the ongoing business, financial condition and results of operations of the Company may be materially adversely affected and the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal, our business, financial condition and results of operations may be materially adversely affected.
In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the Merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to our ongoing business during the pendency of the Merger, could have a material adverse effect on our business, financial condition and results of operations.
Additionally, our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and we seek another Merger or business combination, you cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger.

WSFS and WSFS Bank will grow to over $10 billion in total consolidated assets as a result of the Mergers, which will lead to increased regulation.
Upon consummation of the Mergers, which are expected to close on March 1, 2019, and as of June 30, 2018 on a pro forma basis giving effect to the Mergers, WSFS and WSFS Bank will each have approximately $12.8 billion in total consolidated assets. WSFS will accordingly become subject to certain regulations that apply only to depository institution holding companies or depository institutions with $10 billion or more in total consolidated assets.
Debit card interchange fee restrictions set forth in section 1075 of the Dodd-Frank Act, known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that an issuer may receive per transaction at the sum of 21 cents plus five basis points. An issuer that adopts certain fraud prevention procedures may charge an additional one cent per transaction. Debit card issuers with less than $10 billion in total consolidated assets, currently including WSFS Bank and Beneficial Bank, are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1st of the year following the calendar year in which the issuer has total consolidated assets of $10 billion or more at year-end. As a result, if the Bank Merger of WSFS Bank and Beneficial Bank is consummated in 2019, WSFS Bank will become subject to the interchange restrictions of the Durbin Amendment beginning July 1, 2020. WSFS is evaluating and monitoring the financial impact of becoming subject to the Durbin Amendment.
Additionally, an insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the Consumer Financial Protection Bureau or CFPB. Under its current policies, the CFPB will assert jurisdiction in the first quarter after the call reports of merging insured depository institutions, on a combined basis, show total consolidated assets of $10 billion or more for four consecutive quarters, including quarters ended prior to the Mergers. As a result, we expect that WSFS Bank to become subject to CFPB supervision, examination, and enforcement at the beginning of the quarter following consummation of the Mergers.
Other regulatory requirements apply, and have previously applied, to insured depository institution holding companies and insured depository institutions with $10 billion or more in total consolidated assets. In addition, Congress and/or regulatory agencies may impose new requirements or surcharges on such institutions in the future. The Economic Growth Act, includes provisions that, as they are implemented, relieve banking organizations with less than $10 billion in total consolidated assets (and that satisfy certain other conditions) from risk-based capital requirements, restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule, and certain other regulatory requirements. By exceeding $10 billion in total consolidated assets, WSFS and WSFS Bank will not qualify for any of this relief, subjecting us to additional restrictions on our business activities.
There is no assurance that the benefits of the Mergers will outweigh the regulatory costs resulting from WSFS and WSFS Bank growing to more than $10.0 billion in total consolidated assets.
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be fully realized.
The success of the Merger will depend on, among other things, the combined company’s ability to combine the businesses of the Company and Beneficial. If the combined company is not able to successfully achieve this objective, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.
The Company and Beneficial have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on the successful combination of the businesses of the Company and Beneficial. To realize these anticipated benefits and cost savings, after the completion of the Merger, the Company expects to integrate Beneficial’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could have an adverse effect on the companies’ financial results and the value of their common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected. As with any Merger of financial institutions, there also may be business disruptions that cause Beneficial or the Company to lose current customers or cause current customers to remove their accounts from Beneficial or the Company and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Beneficial and the Company during this transition period and for an undetermined period after consummation of the Merger.

The combined company expects to incur substantial expenses related to the Merger.
The combined company expects to incur substantial expenses in connection with consummation of the Merger and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies. Although the Company and Beneficial have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the Merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the Merger. As a result of these expenses, both the Company and Beneficial expect to take charges against their earnings before and after the completion of the Merger. The charges taken in connection with the Merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.
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
Our Wealth Management segment derives the majority of its revenue from noninterest income which consists of trust, investment and other servicing fees. Success in this business segment is highly dependent on reputation. Our ability to attract trust and wealth management clients is highly dependent upon external perceptions of this segment’s level of service, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage the division’s and our reputation among existing customers and corporate clients, which could make it difficult for the Wealth Management segment to attract new clients and maintain existing ones. Adverse developments with respect to the financial services industry may also, by association, negatively impact the segment’s or our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Although we monitor developments for areas of potential risk to the division’s and our reputation and brand, negative perceptions or publicity could materially and adversely impact both revenue and net income.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located at 500 Delaware Ave., Wilmington, Delaware where we lease 78,432 square feet of space. At December 31, 2018, we conducted our business through 58 full-service branches located in Delaware and southeastern Pennsylvania. Seven of our branches were owned while all other facilities were leased.
In addition to our branch network, we lease office space for four loan production offices located in Delaware, southeastern Pennsylvania and Virginia and we lease fourteen other facilities in Delaware, southeastern Pennsylvania and Nevada to house operational activities, Cash Connect® and our Wealth Management businesses. At December 31, 2018, our premises and equipment had a net book value of $45.0 million. All of these properties are generally in good condition and are appropriate for their intended use.
While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion.
For additional detail regarding our properties and equipment, see Note 9 to the Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 24 to the Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common Stock is traded on the Nasdaq Global Select Market under the symbol “WSFS.” At February 21, 2019, we had 921 registered common stockholders of record.
The closing market price of our common stock at February 21, 2019 was $43.80.
Dividends
For a discussion of dividend restrictions on our common Stock, or of dividends from the Company's subsidiaries to the Company, see “Item 1. Business - Regulation - Regulation of the Company - Dividends” and “Item 1. Business - Regulation - Regulation of WSFS Bank - Dividends Restrictions.”
Securities Authorized for Issuance Under Equity Compensation Plans
Shown below is information as of December 31, 2018 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	790,744	$22.48	1,483,392
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
TOTAL	790,744	$22.48	1,483,392

(1)	Plans approved by stockholders include the 2005 Incentive Plan, as amended, the 2013 Incentive Plan and the 2018 Incentive Plan.
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
As shown in the table on the following page, we repurchased 524,742 shares of common stock at an average price of $43.19 per share during the fourth quarter of 2018, substantially completing our previous 5% repurchase program approved by the Board of Directors.
The Board of Directors approved a new stock repurchase program in the fourth quarter of 2018 that will enable us to repurchase shares worth up to $15.4 million in 2019 after the completion of our pending Merger with Beneficial, which we expect to close on March 1, 2019. The program is consistent with our intent to return a minimum of 25% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks.

The following table provides information regarding our purchases of common stock during the fourth quarter of 2018.

2018	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October	499,742	$43.20	499,742	32,452
November	25,000	42.95	25,000	7,452
December	—	—	—	7,452
Total	524,742	43.19	524,742

COMPARATIVE STOCK PERFORMANCE GRAPH
The graph and table which follow show the yearly percentage change in the cumulative total return on our common Stock over the last five years compared with the cumulative total return of the Dow Jones Total Market Index and the Nasdaq Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total return on our common Stock or the indices equals the total increase in value since December 31, 2013, assuming reinvestment of all dividends paid into the common Stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2013 in our common Stock and in each of the indices. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

	December 31, 2013 through December 31, 2018 Cumulative Total Return
	2013	2014	2015	2016	2017	2018
WSFS Financial Corporation	$100	$100	$127	$183	$191	$152
Dow Jones Total Market Index	100	112	113	127	154	146
Nasdaq Bank Index	100	105	114	158	166	139

ITEM 6. SELECTED FINANCIAL DATA
The following sets forth certain of our financial and statistical information for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. This data should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

(Dollars in thousands, except per share and branch data)	2018	2017	2016	2015	2014
At December 31,
Total assets	$7,248,870	$6,999,540	$6,765,270	$5,584,719	$4,851,749
Net loans (1) (6)	4,889,237	4,807,373	4,499,157	3,795,141	3,214,457
Investment securities (2)	1,355,029	998,685	958,266	886,891	866,292
Other investments (3)	57,662	52,863	48,887	34,798	23,412
Total deposits	5,640,431	5,247,604	4,738,438	4,016,566	3,649,235
Borrowings (4)	534,389	772,624	1,048,386	812,200	545,764
Trust preferred borrowings	67,011	67,011	67,011	67,011	67,011
Senior debt	98,388	98,171	152,050	53,757	53,429
Stockholders’ equity	820,920	724,345	687,336	580,471	489,051
Number of full-service branches	58	58	60	51	43
For the Year Ended December 31,
Interest income	$292,973	$254,726	$216,578	$182,576	$160,337
Interest expense	46,499	33,455	22,833	15,776	15,830
Net interest income	246,474	221,271	193,745	166,800	144,507
Noninterest income	162,541	124,644	105,061	90,256	80,168
Noninterest expenses	225,047	226,461	188,666	165,460	148,535
Provision for loan losses	13,170	10,964	12,986	7,790	3,580
Provision for income taxes	36,055	58,246	33,074	30,273	18,803
Net Income	$134,743	$50,244	$64,080	$53,533	$53,757
Earnings per share allocable to common stockholders:
Basic	$4.27	$1.60	$2.12	$1.88	$1.98
Diluted	$4.19	$1.56	$2.06	$1.85	$1.93
Interest rate spread	3.87%	3.81%	3.79%	3.79%	3.62%
Net interest margin	4.09	3.95	3.88	3.87	3.68
Efficiency ratio	54.84	64.91	62.52	57.79	66.11
Noninterest income as a percentage of total revenue (5)	39.61	35.72	34.81	31.53	35.68
Return on average assets	1.92	0.74	1.06	1.05	1.17
Return on average equity	17.63	6.92	10.03	10.24	12.21
Return on tangible common equity (7)	23.72	9.74	12.85	11.92	13.80
Average equity to average assets	10.90	10.64	10.57	10.31	10.33
Tangible equity to tangible assets (7)	8.99	7.87	7.55	8.84	9.00
Tangible common equity to tangible assets (7)	8.99	7.87	7.55	8.84	9.00
Ratio of nonperforming assets to total assets	0.66	0.84	0.60	0.71	1.08
Ratio of allowance for loan losses to total gross loans	0.81	0.84	0.89	0.98	1.23
Ratio of allowances for loan losses to nonaccruing loans	132	111	174	175	164
Ratio of charge-offs to average gross loans	0.29	0.22	0.25	0.29	0.18

(1)	Includes loans held for sale and reverse mortgages.

(2)	Includes securities available for sale and held to maturity.

(3)	Includes equity investments as well as interest bearing deposits in other banks and FHLB stock.

(4)	Borrowings consist of FHLB advances, federal funds purchased and other borrowed funds.

(5)	Computed on a fully tax-equivalent basis.

(6)	Net of unearned income.

(7)	Ratio is a non-GAAP financial measure. See “Reconciliation of non-GAAP financial measures included in Item 6.”

Reconciliation of non-GAAP financial measures included in Item 6
We prepare our financial statements in accordance with U.S. GAAP. To supplement our financial information presented in accordance with U.S. GAAP, we provide the following non-GAAP financial measures: return on tangible common equity, the tangible equity to tangible assets ratio and the tangible common equity to tangible assets ratio. We believe these measures provide investors with a better understanding of the Company’s performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(Dollars in thousands, except ratio data)	2018	2017	2016	2015	2014
At December 31,
Period End Tangible Assets
Period end assets	$7,248,870	$6,999,540	$6,765,270	$5,584,719	$4,851,749
Goodwill and intangible assets	(186,023)	(188,444)	(191,247)	(95,295)	(57,594)
Tangible assets	$7,062,847	$6,811,096	$6,574,023	$5,489,424	$4,794,155
Period End Tangible Common Equity
Period end Stockholder’s equity	$820,920	$724,345	$687,336	$580,471	$489,051
Goodwill and intangible assets	(186,023)	(188,444)	(191,247)	(95,295)	(57,594)
Tangible common equity	$634,897	$535,901	$496,089	$485,176	$431,457
Tangible common equity to tangible assets	8.99%	7.87%	7.55%	8.84%	9.00%
Period End Tangible Equity
Period end Stockholder’s equity	$820,920	$724,345	$687,336	$580,471	$489,051
Goodwill and intangible assets	(186,023)	(188,444)	(191,247)	(95,295)	(57,594)
Tangible equity	$634,897	$535,901	$496,089	$485,176	$431,457
Tangible equity to tangible assets	8.99%	7.87%	7.55%	8.84%	9.00%
Period End Tangible Income
GAAP net income	$134,743	$50,244	$64,080	$53,533	$53,757
Tax effected amortization of intangible assets	2,164	1,954	1,621	1,201	820
Net tangible income	$136,907	$52,198	$65,701	$54,734	$54,577
Average Tangible Common Equity
Average stockholder’s equity	$764,489	$725,763	$638,624	$522,925	$440,273
Average goodwill and intangible assets	(187,297)	(189,784)	(127,168)	(63,887)	(44,828)
Average tangible common equity	$577,192	$535,979	$511,456	$459,038	$395,445
Return on tangible common equity	23.72%	9.74%	12.85%	11.92%	13.80%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank of the Bank), one of the ten oldest bank and trust companies continuously operating under the same name in the U.S. At $7.2 billion in assets and $19.0 billion in assets under management (AUM) and administration as of December 31, 2018, WSFS Bank is also the largest locally-managed bank and trust company headquartered in Delaware and the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other financial institutions. A fixture in the community, the Bank has been in operation for more than 185 years. In addition to its focus on stellar customer experiences, WSFS Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
Our core banking business is commercial lending primarily funded by customer-generated deposits, which primarily generates net interest income. We have built a $4.0 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of December 31, 2018, we service our customers primarily from our 76 offices located in Delaware (45), Pennsylvania (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches and mortgage and title services through those branches and through Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.
On August 7, 2018, WSFS and Beneficial Bancorp, Inc. (Beneficial) entered into an Agreement and Plan of Reorganization, (as amended from time to time, the Merger Agreement) pursuant to which, and subject to the terms and conditions of the Merger Agreement, among other things, (i) Beneficial will merge with and into WSFS, with WSFS continuing as the surviving corporation (the Merger) and (ii) simultaneously, Beneficial Bank will merge with and into WSFS Bank, with WSFS Bank continuing as the surviving bank (the Bank Merger and, together with the Merger, the Mergers). Subject to the terms and conditions of the Merger Agreement, stockholders of Beneficial will receive 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock. Our stockholders approved the Mergers at a special meeting held on December 12, 2018, and Beneficial's stockholders approved the Mergers at a special meeting held on December 6, 2018. The Mergers, which are subject to customary closing conditions, are expected to close on March 1, 2019.
Our Cash Connect® segment is a premier provider of ATM vault cash, smart safe and other cash logistics services in the U.S. Cash Connect® manages over $1.0 billion in total cash and services 24,300 non-bank ATMs and approximately 2,300 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates 441 ATMs for the Bank, which has the largest branded ATM network in our market.
As a provider of ATM Vault Cash to the U.S. ATM industry, Cash Connect® is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 18-year history, Cash Connect® periodically has been exposed to theft from armored courier companies and consistently has been able to recover losses through its risk management strategies, although there can be no guarantees that we will be able to recover future losses.

Our Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses.  Combined, these businesses had $19.0 billion of assets under management (AUM) and assets under administration (AUA) at December 31, 2018. WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS Bank (doing business as WSFS Institutional Services) provides personal trust and fiduciary services, as well as, trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other wealth management units to provide comprehensive solutions to clients.
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

RESULTS OF OPERATIONS
2018 compared with 2017
We recorded net income of $134.7 million, or $4.19 per diluted common share, for the year ended December 31, 2018, an increase of $84.5 million compared to $50.2 million, or $1.56 per diluted common share, for the year ended December 31, 2017. Results in 2018 included a partial recovery related to a legal settlement of $7.9 million and corporate development costs of $6.5 million related to our pending acquisition of Beneficial, compared to $0.9 million of similar costs in 2017. Results for 2017 were impacted by the enactment of the Tax Cuts and Jobs Act (Tax Reform Act) in December 2017, which required us to re-measure our deferred tax asset, resulting in a tax charge of $14.5 million in the quarter ended December 31, 2017. Additionally, and related to this tax change, we decided to surrender all of our bank-owned life insurance (BOLI) policies in 2018, resulting in an additional tax charge of $8.0 million for the quarter ended December 31, 2017, and we also contributed $1.5 million (pre-tax) to the WSFS Foundation in the same quarter. Further, during the first quarter of 2018, we agreed to the settlement of a legal claim, which resulted in legal expense of $12.0 million recorded in the fourth quarter of 2017.
Net interest income for the year ended December 31, 2018 was $246.5 million, an increase of $25.2 million compared to 2017. Our provision for loan losses increased $2.2 million in 2018, primarily due to loan portfolio growth and the deterioration of three large relationships, which more than offset the generally favorable portfolio migration in 2018. Noninterest, or fee income, increased $37.9 million primarily due to unrealized and realized gains on our investment in Visa Class B shares, as well as growth in credit/debit card and ATM income and higher investment management and fiduciary revenue. Finally, operating expenses decreased $1.4 million in 2018, primarily reflecting insurance recoveries related to a settlement of a legal claim and fraud loss in 2017, partially offset by higher employee-related and ongoing operating costs to support our growth. See the Net Interest Income, Provision for Loan Losses, Noninterest (Fee) Income, and Noninterest Expense sections below for further information.
2017 compared with 2016
We recorded net income of $50.2 million, or $1.56 per diluted common share, for the year ended December 31, 2017, a decrease of $13.8 million compared to $64.1 million, or $2.06 per diluted common share, for the year ended December 31, 2016. As described above, results for 2017 were impacted by the enactment of the Tax Reform Act in December 2017 and the related surrender of all of our BOLI policies in 2018, our contribution to the WSFS Foundation, and the settlement of a legal claim. In 2017. we had corporate development costs of $0.9 million compared to $8.5 million of similar costs in 2016.
Net interest income for the year ended December 31, 2017 was $221.3 million, an increase of $27.5 million compared to 2016. Our provision for loan losses decreased $2.0 million in 2017, primarily due to improving economic conditions resulting in lower required reserves and net charge-offs compared to 2016. Noninterest, or fee income, increased $19.6 million primarily due to increased investment management and fiduciary revenue and growth in credit/debit card and ATM income. Finally, operating expenses increased $37.8 million in 2017, primarily reflecting higher employee-related and ongoing operating costs to support our organic and late 2016 acquisition growth, as well as the settlement of a legal claim. See the Net Interest Income, Provision for Loan Losses, Noninterest (Fee) Income, and Noninterest Expense sections below for further information.

Net Interest Income
2018 compared with 2017: Net interest income increased $25.2 million, or 11%, to $246.5 million in 2018, and net interest margin increased to 4.09% in 2018 compared to 3.95% in 2017. The increases in net interest income and margin were primarily due to good positioning in the higher short-term interest rate environment, disciplined pricing, and effective balance sheet management.
2017 compared with 2016: Net interest income increased $27.5 million, or 14%, to $221.3 million in 2017 while net interest margin increased slightly to 3.95% in 2017 compared to 3.88% in 2016. The increase in net interest income was due to both organic and acquisition-related loan growth, mostly in our commercial real estate loan portfolios.
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

Year Ended December 31,	2018 vs. 2017			2017 vs. 2016
(Dollars in thousands)	Volume	Yield/Rate	Net	Volume	Yield/Rate	Net
Interest Income:
Commercial real estate loans	$1,015	$5,456	$6,471	$8,796	$1,147	$9,943
Residential real estate loans	(2,246)	477	(1,769)	(898)	(157)	(1,055)
Commercial loans (1)	6,007	11,836	17,843	15,326	4,520	19,846
Consumer loans	6,420	2,390	8,810	5,067	1,318	6,385
Loans held for sale	(290)	294	4	(746)	430	(316)
Mortgage-backed securities	4,196	2,561	6,757	1,346	2,207	3,553
Investment securities (2)	(154)	(116)	(270)	(820)	596	(224)
FHLB Stock and deposits in other banks	419	(18)	401	156	(140)	16
Favorable (unfavorable)	15,367	22,880	38,247	28,227	9,921	38,148
Interest expense:
Deposits:
Interest-bearing demand	127	2,182	2,309	174	916	1,090
Money market	616	4,548	5,164	505	841	1,346
Savings	(36)	52	16	134	229	363
Customer time deposits	902	2,871	3,773	41	1,463	1,504
Brokered certificates of deposits	1,006	1,896	2,902	231	949	1,180
FHLB advances	(4,210)	4,342	132	(124)	3,680	3,556
Trust preferred borrowings	—	633	633	—	506	506
Senior debt	(1,782)	(729)	(2,511)	1,407	(536)	871
Other borrowed funds	(20)	646	626	(324)	530	206
(Favorable) unfavorable	(3,397)	16,441	13,044	2,044	8,578	10,622
Net change, as reported	$18,764	$6,439	$25,203	$26,183	$1,343	$27,526

(1)	Includes a tax-equivalent income adjustment related to commercial loans.

(2)	Includes a tax-equivalent income adjustment related to municipal bonds.

2018 compared with 2017: Interest income attributable to volume from commercial loans, commercial real estate loans, and consumer loans increased in 2018 when compared to 2017, reflecting organic portfolio growth. Interest income attributable to volume from residential real estate loans decreased due to our continued strategy of selling these loans in the secondary market. Interest income on mortgage-backed securities attributable to volume increased due to growth in the portfolio in 2018 as we redeployed the cash received on our BOLI surrender. Interest income attributable to yield from commercial loans, commercial real estate loans, residential real estate loans, consumer loans, mortgage-backed securities, increased due to the rising rate environment in 2018.

Interest expense attributable to volume for FHLB advances decreased due to lower borrowing levels, while interest expense related to yield increased due to higher borrowing rates in 2018. Interest expense related to senior debt attributable to volume and rate decreased in 2018 compared with 2017, due to the redemption of $55 million of the 2012 senior notes during the third quarter of 2017, which paid a higher rate of interest than the 2016 senior notes. The increase in interest expense attributable to yield on interest bearing demand deposits, money market and customer time deposits reflect the higher interest rate environment. Interest income attributable to yield from commercial loans, commercial real estate loans, residential real estate loans, consumer loans, mortgage-backed securities, increased due to the rising rate environment in 2018.

2017 compared with 2016: Interest income attributable to volume for commercial loans, commercial real estate loans, and consumer loans increased in 2017 when compared to 2016, reflecting continued portfolio growth. Interest income on these portfolios increased due to the Federal Reserve's rate increases during the year. Interest income on mortgage-backed securities attributable to volume and yield increased due to portfolio growth and the higher interest rate environment in 2017. Interest expense related to FHLB advances was attributable to Federal Reserve of Philadelphia (FRB) rate increases. Interest expense related to senior debt was attributable to the redemption of $55 million of the 2012 senior notes during the third quarter of 2017, which paid a higher rate of interest than the 2016 senior notes. The increase in interest expense attributable to yield on interest bearing demand deposits, money market and customer time deposits reflects the higher interest rate environment.

The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest & Dividends	Yield/ Rate (1)	Average Balance	Interest & Dividends	Yield/ Rate (1)	Average Balance	Interest & Dividends	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$1,446,161	$78,117	5.40%	$1,426,075	$71,646	5.02%	$1,255,119	$61,705	4.92%
Residential real estate loans	234,628	14,595	6.22	270,957	16,364	6.04%	281,624	17,474	4.79
Commercial loans	2,569,319	133,784	5.22	2,449,194	115,941	4.76%	2,125,810	96,098	4.55
Consumer loans	622,062	32,835	5.28	497,523	24,025	4.83%	398,226	17,640	4.43
Loans held for sale	22,699	1,175	5.18	28,679	1,171	3.52%	40,597	1,428	3.52
Total loans	4,894,869	260,506	5.32	4,672,428	229,147	4.92%	4,076,900	189,198	4.66
Mortgage-backed securities (3)	955,086	26,065	2.73	794,387	19,308	2.43%	734,631	15,754	2.14
Investment securities (3)	156,083	4,378	3.40	181,322	4,648	3.80%	202,722	4,872	3.51
Other interest-earning assets	46,107	2,024	4.39	36,587	1,623	4.44%	33,744	1,607	4.76
Total interest-earning assets	6,052,145	292,973	4.86	5,684,724	254,726	4.53%	5,072,473	216,578	4.33
Allowance for loan losses	(41,874)			(40,600)			(38,422)
Cash and due from banks	109,324			131,956			110,318
Cash in non-owned ATMs	521,785			597,483			554,698
Bank owned life insurance	26,192			102,161			95,228
Other noninterest-earning assets	346,875			344,747			248,529
Total assets	$7,014,447			$6,820,471			$6,042,824
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$1,000,341	$4,523	0.45%	$947,914	$2,214	0.23%	$834,703	$1,136	0.14%
Money market	1,474,339	9,854	0.67	1,320,470	4,690	0.36	1,159,299	3,343	0.29
Savings	551,975	1,030	0.19	570,219	1,015	0.18	481,197	653	0.14
Customer time deposits	667,203	8,591	1.29	571,176	4,818	0.84	567,657	3,301	0.58
Total interest-bearing customer deposits	3,693,858	23,998	0.65	3,409,779	12,737	0.37	3,042,856	8,433	0.28
Brokered deposits	284,023	5,070	1.79	206,668	2,167	1.05	172,038	988	0.57
Total interest-bearing deposits	3,977,881	29,068	0.73	3,616,447	14,904	0.41	3,214,894	9,421	0.29
FHLB advances	426,755	8,395	1.97	716,962	8,263	1.15	735,975	4,707	0.64
Trust preferred borrowings	67,011	2,573	3.84	67,011	1,940	2.90	67,011	1,622	2.42
Senior debt	98,275	4,717	4.80	134,136	7,228	5.39	108,577	6,356	5.85
Other borrowed funds (4)	128,639	1,746	1.36	130,951	1,120	0.86	133,486	727	0.54
Total interest-bearing liabilities	4,698,561	46,499	0.99	4,665,507	33,455	0.72	4,259,943	22,833	0.54
Noninterest-bearing demand deposits	1,466,044			1,352,322			1,087,502
Other noninterest-bearing liabilities	85,353			76,879			56,755
Stockholders’ equity	764,489			725,763			638,624
Total liabilities and stockholders’ equity	$7,014,447			$6,820,471			$6,042,824
Excess of interest-earning assets over interest-bearing liabilities	$1,353,584			$1,019,217			$812,530
Net interest income		$246,474			$221,271			$193,745
Interest rate spread			3.87%			3.81%			3.79%
Net interest margin			4.09%			3.95%			3.88%
See “Notes”

(1)	Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.

(2)	Average balances are net of unearned income and include nonperforming loans.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased and securities sold under agreement to repurchase.

Provision for Loan Losses
We maintain an allowance for loan losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, which we evaluate in accordance with applicable accounting principles, as discussed further in “Nonperforming Assets.” Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments. For the year ended December 31, 2018, we recorded a provision for loan losses of $13.2 million compared to $11.0 million in 2017 and $13.0 million in 2016. The 2018 increase in the provision for loan losses in comparison with 2017 was primarily due to loan portfolio growth and the deterioration of three large relationships more than offsetting the generally favorable portfolio migration in 2018. The 2017 decrease in the provision for loan losses in comparison with 2016 was due to improving economic conditions which resulted in lower required reserves and net charge-offs.
Noninterest (Fee) Income
Fee income increased $37.9 million to $162.5 million in 2018 from $124.6 million in 2017. Excluding securities gains, net, and gains on our equity investment in Visa Class B shares, as shown in the table below, fee income increased $15.4 million, or 12.5%, to $138.0 million in 2018 from $122.7 million in 2017, primarily due to increased investment management and fiduciary revenue and growth in credit/debit card and ATM income.

	Twelve months ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Noninterest income (GAAP)	$162,541	$124,644	$105,061
Less: Securities gains, net	21	1,984	2,369
Less: Unrealized gains on equity investment	20,745	—	—
Less: Gain on sale of Visa Class B shares	3,757	—	—
Adjusted noninterest income (non-GAAP) (1)	$138,018	$122,660	$102,692

(1)
Adjusted noninterest income is a non-GAAP financial measure, The Company’s management believes that non-GAAP measures provide a useful understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and changes in the periods presented. The Company’s management believes that investors may use these non-GAAP measures to analyze the Company’s performance without the impact of unusual items or events that may obscure trends in the Company’s underlying performance. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.

2018 compared with 2017: Credit/debit card and ATM fees increased $7.7 million, or 21%, in 2018 compared to 2017 reflecting the impact of new products and expanded revenue sources. Investment management and fiduciary income increased $4.5 million, or 13%, in 2018 compared to 2017, primarily reflecting growth in our trust business. Fees for cash management and other services in our Cash Connect® segment increased $1.8 million, mainly due to an increase in courier income and smart safe revenue. Partially offsetting these increases was a $1.4 million decrease resulting from the planned surrender of our BOLI policies early in 2018.
2017 compared with 2016: Credit/debit card and ATM fees increased $6.2 million, or 21%, in 2017 compared to 2016 reflecting the impact of new products and expanded revenue sources. Investment management and fiduciary income increased $9.4 million, or 37%, in 2017 compared to 2016 reflecting growth in several business lines. Fees from mortgage banking activities decreased $1.1 million or 15% when compared to 2016, primarily due to our ongoing strategy of selling most newly-originated residential mortgages in the secondary market. Fees for cash management and other services in our Cash Connect® segment increased $1.8 million, due to several new services and product enhancements.

Noninterest Expenses
Noninterest expense in 2018 decreased $1.4 million to $225.0 million from $226.5 million in 2017. Excluding the non-routine and other one-time items listed in the table below, noninterest expense increased $19.7 million, or 9%, to $228.2 million in 2018 from $208.5 million in 2017.
Noninterest expense in 2017 increased $37.8 million to $226.5 million from $188.7 million in 2016. Excluding the non-routine and other one-time items listed in the table below, noninterest expense increased $28.4 million, or 16%, to $208.5 million in 2017 from $180.1 million in 2016.

	Twelve months ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Noninterest expenses (GAAP)	225,047	226,461	188,666
Less: (Recovery of) provision for legal settlement	(7,938)	12,000	—
(Recovery of) provision for fraud loss	(1,675)	2,844	—
WSFS Foundation contribution	—	1,500	—
Debt extinguishment costs	—	695	—
Corporate development costs (1)	6,456	878	8,529
Adjusted noninterest expenses (non-GAAP) (2)	$228,204	$208,544	$180,137

(1)
Corporate development costs in 2018 were primarily attributable to our anticipated Merger with Beneficial. In 2016, these costs were primarily attributable to our acquisitions of Penn Liberty, Powdermill and West Capital.

(2)
Adjusted noninterest expense is non-GAAP financial measure. The Company’s management believes that non-GAAP measures provide a useful understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and changes in the periods presented. The Company’s management believes that investors may use these non-GAAP measures to analyze the Company’s performance without the impact of unusual items or events that may obscure trends in the Company’s underlying performance. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.

Adjusted non-interest expense in 2018 excludes (i) a $7.9 million insurance recovery related to our settlement of a legal claim, (ii) an insurance recovery related to a significant and unusual fraud loss, and (iii) corporate development costs relating to our anticipated Merger with Beneficial.
2018 compared with 2017: The increase of $19.7 million in adjusted noninterest expense in 2018 was mainly due to higher compensation to support franchise growth and superior performance against peer groups and high Strategic Plan targets for full-year 2018, and higher variable funding and operating costs to support Cash Connect® revenue growth, which included a non-recurring timing adjustment of $0.9 million resulting from shifting to the accrual basis of accounting from cash basis for one of Cash Connect®'s funding sources.

2017 compared with 2016: Contributing to the $28.4 million increase in adjusted noninterest expense in 2017 when compared to 2016 was ongoing operating costs from the full-year impact of the additions of Penn Liberty, Powdermill, and West Capital in the second half of 2016. Also contributing to the increase was higher compensation and related costs due to added staff to support the company’s overall growth.
Income Taxes
We recorded $36.1 million of income tax expense for the year ended December 31, 2018 compared to income tax expense of $58.2 million and $33.1 million for the years ended December 31, 2017 and 2016, respectively. The effective tax rates for the years ended December 31, 2018, 2017 and 2016 were 21.1%, 53.7%, and 34.0%, respectively. The higher tax expense and effective tax rates in 2017 were due to a re-measurement of our deferred tax asset resulting from the Tax Reform Act and the tax impact of our decision to surrender our BOLI policies in 2018. Volatility in effective tax rates is also impacted by the level of pretax income or loss, combined with the amount of tax-free income as well as the effects of stock compensation tax benefits, consistent with our adoption during 2016 of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation, Compensation - Stock Compensation (Topic 718). The provision for income taxes includes federal, state and local income taxes that are currently payable or deferred because of temporary differences between the financial reporting basis and the tax reporting basis of the assets and liabilities. For additional information, including the impact of the Tax Reform Act on the 2017 effective tax rate, see Note 15 to the Consolidated Financial Statements.

SEGMENT INFORMATION
For financial reporting purposes, our business has three reporting segments: WSFS Bank, Cash Connect®, and Wealth Management. The WSFS Bank segment provides loans and other financial products to commercial and retail customers. Cash Connect® provides ATM vault cash, smart safe and other cash logistics services in the U.S through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients.
WSFS Bank Segment
The WSFS Bank segment income before taxes increased $38.4 million or 40%, in 2018 compared to 2017 due primarily to an increase in external net interest income of $25.5 million or 12%, reflecting strong organic portfolio growth, continued optimization of our balance sheet mix, and continued strong performance in our purchased loan portfolio. External noninterest income increased $25.1 million, or 55%, which was primarily due to the unrealized and realized gains on equity investments. These increases were partially offset by an increase in external operating expenses of $13.3 million or 8%, primarily driven by higher costs for compensation expense to support the growth of the business and superior performance against peer groups and high Strategic Plan goals, higher infrastructure costs also associated with business growth, and a $2.4 million increase in the provision for loan losses, primarily driven by overall portfolio growth and deterioration in several large credits in 2018.
In 2017, The WSFS Bank segment income before taxes increased $19.0 million or 24% compared to 2016, due primarily to an increase in external net interest income of $27.2 million or 15%, reflecting strong organic and acquisition-related growth, continued optimization of our balance sheet mix, and continued strong performance in our purchased loan portfolio. The increase in net interest income was partially offset by an increase in external operating expenses of $12.4 million or 8%, primarily driven by higher costs for compensation expense to support the growth of the business, higher infrastructure costs also associated with business growth, and a $1.2 million, or 12%, increase in the provision for loan losses, primarily driven by overall portfolio growth.
Cash Connect® Segment
The Cash Connect® segment income before taxes decreased $1.3 million, or 18%, in 2018 compared to 2017 primarily due to a $5.7 million, or 21%, increase in expenses associated with increased investments for several new services and product enhancements to our fee-based managed services and smart safe offerings, which continue to both diversify and expand revenue sources. The decrease was also driven by an increase of $3.6 million, or 38%. in funding costs and a one-time true up adjustment of $0.9 million. Offsetting these expense increases, external fee income increased $8.0 million or 19%. Cash Connect® had over $1.0 billion and $970.1 million in total cash managed at December 31, 2018 and 2017, respectively. At year-end 2018, Cash Connect® serviced over 24,300 non-bank ATMs and approximately 2,300 retail smart safes nationwide compared to over 20,000 non-bank ATMs and 800 smart safes at year-end 2017.

The Cash Connect® segment income before taxes decreased $1.1 million, or 13%, in 2017 compared to 2016 primarily due to a $6.9 million, or 35%, increase in expenses associated with increased investments for several new services and product enhancements to our fee-based managed services and smart safe offerings, which continue to both diversify and expand revenue sources, as well as an increase of $3.7 million, or 65% in funding costs. Offsetting these expense increases, external fee income increased $10 million or 29%. At December 31, 2017, Cash Connect® had over $970.1 million in total cash managed compared to over $1.0 billion at December 31, 2016. At year-end 2017, Cash Connect® serviced over 20,000 non-bank ATMs and over 800 retail smart safes nationwide compared to 16,000 ATMS and only 100 smart safes at year-end 2016.
Wealth Management Segment
The Wealth Management segment income before taxes increased $25.2 million in 2018 in comparison with 2017. External operating expense decreased $20.5 million compared to 2017, which was primarily due to the recovery of a portion of the previously discussed settlement of a legal claim in 2018, and a charge of $12.0 million relating to the settlement in 2017. For further information related to the legal settlement and subsequent recovery, see Note 24 to the Consolidated Financial Statements. External fee income increased $4.7 million, or 13%, reflecting growth in several business lines.

The Wealth Management segment income before taxes decreased $6.6 million in 2017 in comparison with 2016. External operating expense increased $21.2 million compared to 2016, which was primarily due to a settlement of a legal claim in 2017, higher ongoing operating expenses to support the Powdermill and West Capital acquisitions and overall business growth. Excluding the legal settlement, segment income before taxes increased $5.4 million or 51%. External fee income increased $9.5 million, or 36%, primarily reflecting growth in our trust business as well as the full-year positive impact of our combinations with Powdermill and West Capital and a decrease of $3.2 million in the provision for loan losses in 2017, due to private banking exposure granted under a business development initiative, which impacted the 2016 provision only, partially offset by higher operating expense to support Powdermill and West Capital as well as overall business growth.

Segment financial information for the years ended December 31, 2018, 2017 and 2016 is provided in Note 21 to the Consolidated Financial Statements.
FINANCIAL CONDITION
Total assets increased $249.3 million, or 4%, to $7.2 billion as of December 31, 2018, compared to $7.0 billion as of December 31, 2017, primarily comprised of the following (in descending order of magnitude):

•
Investment securities, available for sale: Investment securities available for sale increased $367.6 million, or 44%, primarily as a result of purchases of mortgage-backed securities with the proceeds from the surrender of our BOLI policies during the first quarter of 2018.

•
Cash and cash equivalents: Cash and cash equivalents decreased $103.1 million, or 14%, primarily due to Cash in non-owned ATMs, which decreased $113.5 million, or 19%, to $484.6 million due to improved cash optimization by Cash Connect®.

•	BOLI: BOLI decreased $96.3 million, or 94% due to the planned surrender of our BOLI policies during the first quarter of 2018.

•
Loans, net of allowance: Loans, net of allowance, increased $87.6 million, or 2%, primarily due to an increase of $122.4 million in consumer loans, primarily related to second-lien home equity installment loans originated through our partnership with Spring EQ and student loans through our partnership with LendKey, partially offset by a decline of $35.2 million in residential mortgages, reflecting our ongoing strategy of selling most newly-originated residential mortgages in the secondary market.

•	Other investments: Other investments, increased $19.3 million, or 107%, primarily due to unrealized gains on our investment in Visa Class B shares.

•	Stock in FHLB: Stock in FHLB decreased $12.0 million, or 38%, due to lower FHLB advances.

•	Investment Securities, held to maturity: Investment securities, held to maturity decreased $11.2 million to $150.0 million, primarily due to calls and maturities of bonds in the portfolio.

•
Loans held for sale: Loans, held for sale are recorded at fair value and decreased $5.7 million to $25.3 million, reflecting our ongoing strategy of selling most newly-originated residential mortgages in the secondary market.

Total liabilities increased $152.8 million, or 2%, during the year to $6.4 billion at December 31, 2018, primarily comprised of the following (in descending order of magnitude).

•
Customer Deposits: Customer deposits increased $424.4 million, or 8%, during 2018 to $5.4 billion. Core deposit relationships increased $380.5 million, or 9%, and customer time deposits increased $43.9 million, or 7%, primarily due to organic growth.

The table below depicts the changes in customer deposits during the last three years:

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Beginning balance	5,015	4,599	3,860
Interest credited	24	13	8
Deposit inflows (outflows), net	404	403	731
Ending balance	5,443	5,015	4,599

•
Borrowings and Brokered Deposits: Borrowings and brokered deposits decreased by $269.6 million. Included in the decrease was a $381.5 million decrease in FHLB advances, which was primarily due an increase in deposits, partially offset by higher Fed funds purchased, which increased $130.0 million, due to a change in our funding mix between the Fed funds and FHLB advances and an increase of $13.3 million, in Other borrowed funds, which was primarily due to higher sweep repurchase balances. We did not have any securities sold under repurchase agreements at December 31, 2018.

Stockholders’ Equity
Stockholders’ equity increased $96.6 million, or 13%, to $820.9 million at December 31, 2018 compared to $724.3 million at December 31, 2017. Capital in excess of par value increased $13.5 million, primarily due to stock-based compensation expense and the issuance of stock related to the exercise of stock options. Retained earnings increased $121.5 million, or 18%, to $791.0 million during 2018, primarily as a result of earnings from the year less dividends paid. These increases in stockholders' equity were partially offset by $31.2 million related to share repurchases during 2018, and $7.2 million from a decline in the fair value of our available-for-sale securities portfolio.
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

The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2018 are shown in the following table:

(Dollars in thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Interest-rate sensitive assets:
Commercial loans (2)(3)	$1,558	$612	$326	$2,496
Real estate loans (1) (2)	1,034	411	254	1,699
Mortgage-backed securities	124	433	667	1,224
Consumer loans (2)	347	117	200	664
Investment securities	63	98	32	193
Loans held for sale (2)	25	—	—	25
Reverse mortgage loans	3	8	6	17
Total interest-rate sensitive assets:	3,154	1,679	1,485	6,318
Interest-rate sensitive liabilities:
Money market and interest-bearing demand deposits	1,735	—	913	2,648
FHLB advances	266	63	—	329
Savings accounts	269	—	269	538
Retail certificates of deposit	347	192	2	541
Brokered certificates of deposit	185	6	—	191
Other borrowed funds	206	—	—	206
Jumbo certificates of deposit	45	1	—	46
Trust preferred securities	67	—	—	67
Senior notes	—	98	—	98
Total Interest-rate sensitive liabilities:	3,120	360	1,184	4,664
Off Balance Sheet:	(75)	75	—	—
Excess (deficiency) of interest-rate sensitive assets over interest-rate liabilities (interest-rate sensitive gap)	$(41)	$1,394	$301	$1,654
One-year interest-rate sensitive assets/interest-rate sensitive liabilities	98.67%
One-year interest-rate sensitive gap as a percent of total assets	(0.57)%

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

NONPERFORMING ASSETS
Nonperforming assets (NPAs) include nonaccruing loans, other real estate owned (OREO) and restructured loans. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.
The following table shows our nonperforming assets and past due loans at the dates indicated:

	At December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccruing loans:
Commercial	$14,056	$19,057	$2,015	$5,328	$2,706
Owner-occupied commercial	4,406	3,654	2,078	1,091	2,475
Commercial mortgages	3,951	5,870	9,821	3,326	8,245
Construction	2,781	1,804	—	—	—
Residential mortgages	2,854	4,124	4,967	7,287	7,068
Consumer	2,006	1,927	3,995	4,133	3,557
Total nonaccruing loans	30,054	36,436	22,876	21,165	24,051
Other real estate owned (OREO)	2,668	2,503	3,591	5,080	5,734
Restructured loans (1)	14,953	20,061	14,336	13,647	22,600
Total nonperforming assets (NPAs)	$47,675	$59,000	$40,803	$39,892	$52,385
Past due loans:
Residential mortgages	$660	$356	$153	$251	$—
Commercial and commercial mortgages (3)	71	—	—	17,529	—
Consumer	104	105	285	252	—
Total past due loans	$835	$461	$438	$18,032	$—
Ratio of nonaccruing loans to total loans (2)	0.62%	0.76%	0.51%	0.56%	0.75%
Ratio of allowance for loan losses to gross loans (2)	0.81	0.84	0.89	0.98	1.23
Ratio of NPA to total assets	0.66	0.84	0.60	0.71	1.08
Ratio of NPA (excluding accruing TDR) to total assets	0.45	0.56	0.39	0.47	0.61
Ratio of loan loss allowance to nonaccruing loans	131.56	111.43	173.77	175.27	163.93

(1)	Accruing loans only. Nonaccruing TDRs are included in their respective categories of nonaccruing loans.

(2)	Total loans exclude loans held for sale.

(3)	Includes owner-occupied commercial

Nonperforming assets decreased $11.3 million between December 31, 2017 and December 31, 2018. Restructured loans decreased $5.1 million, primarily due to a previously accruing restructured loan that moved to nonaccrual during the period. This addition in nonaccruing loans was offset by $8.9 million in partial charge-offs related to two large commercial and industrial (C&I) relationships and a $1.5 million charge-off on a residential construction loan. The ratio of nonperforming assets to total assets decreased from 0.84% at December 31, 2017 to 0.66% at December 31, 2018.

The following table provides an analysis of the change in the balance of nonperforming assets during the last three years:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Beginning balance	$59,000	$40,803	$39,892
Additions	36,476	57,942	42,101
Collections	(25,389)	(19,884)	(28,191)
Transfers to accrual	(6,309)	(3,478)	(681)
Charge-offs/write-downs	(16,103)	(16,383)	(12,318)
Ending balance	$47,675	$59,000	$40,803
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
At December 31, 2018, WSFS Bank was in compliance with regulatory capital requirements and all of its regulatory ratios exceeded “well-capitalized” regulatory benchmarks. WSFS Bank’s December 31, 2018 common equity Tier 1 capital ratio of 12.69%, Tier 1 capital ratio of 12.69%, total risk based capital ratio of 13.37% and Tier 1 leverage capital ratio of 10.82%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $30.6 million in cash to support potential dividends, acquisitions and strategic growth plans.
The revised capital rules also established a capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. This capital conservation buffer began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until it reached its final level of 2.5% on January 1, 2019. The revised capital rules also increased the risk-based measures for a savings association to be considered “well capitalized” under the Prompt Corrective Action framework.
Since 1996, the Board of Directors has approved several stock repurchase programs to acquire our common stock outstanding. We repurchased 691,742 and 255,000 shares of our common stock in 2018 and 2017 respectively. We held 25,552,887 shares and 24,861,145 shares of our common stock as treasury shares at December 31, 2018 and 2017, respectively. At December 31, 2018, we had essentially completed the share repurchase authorization approved by the Board of Directors in the fourth quarter of 2015. In the fourth quarter of 2018, our Board of Directors approved a new share repurchase authorization that will enable us to repurchase shares worth up to $15.4 million in 2019 after the completion of our pending Merger with Beneficial. The program is consistent with our intent to return a minimum of 25% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks.

OFF BALANCE SHEET ARRANGEMENTS
We have no off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For a description of certain financial instruments to which we are party and which expose us to certain credit risk not recognized in our financial statements, see Note 17 to the Consolidated Financial Statements.
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
CONTRACTUAL OBLIGATIONS
At December 31, 2018, we had contractual obligations relating to operating leases, long-term debt, data processing and credit obligations. These obligations are summarized below. See Notes 9, 12 and 17 to the Consolidated Financial Statements for further information.

(Dollars in thousands)	Total	2019	2020-2021	2022-2023	2024 and Beyond
Commitments to extend credit (1)	$1,303,458	$1,303,458	$—	$—	$—
FHLB advances	328,465	265,790	62,675	—	—
Principal payments on long term debt (2)	100,000	—	—	—	100,000
Interest payments on long term debt (3)	33,750	4,500	9,000	9,000	11,250
Operating lease obligations	226,253	11,562	22,543	22,219	169,929
Data processing obligations	13,823	6,660	5,703	1,460	—
Total	$2,005,749	$1,591,970	$99,921	$32,679	$281,179

(1)	Includes loan commitments and commercial standby letters of credit. Does not reflect commitments to sell residential mortgages.

(2)	The 2016 senior notes are redeemable on June 15, 2021 or on any interest payment date thereafter.

(3)	To calculate payments due for interest, we assumed that interest rates were unchanged from December 31, 2018 through maturity.
CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with GAAP. The significant accounting policies of the Company are described in Note 2 to the Consolidated Financial Statements. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for loan losses, business combinations, deferred taxes, fair value measurements and goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
The following are critical accounting policies that involve more significant judgments and estimates. The Company has reviewed these critical accounting policies and estimates with the Audit Committee.
Allowance for Loan Losses
We maintain an allowance which represents our best estimate of probable losses within our loan portfolio. As losses are realized, they are charged to this allowance. We established our allowance in accordance with guidance provided in ASC 450, ASC 310 and SAB 102. The allowance includes two primary components: (i) an allowance established on loans collectively evaluated for impairment (general allowance), and (ii) an allowance established on loans individually evaluated for impairment (specific allowance). In addition, we also maintained an allowance for acquired loans.

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
We consider the determination of the allowance to be critical because it requires significant judgment reflecting our best estimate of impairment related to specifically evaluated impaired loans as well as the inherent risk of loss for those in the remaining loan portfolio. Our evaluation is based upon a continuing review of our loan portfolio, with consideration given to evaluations resulting from examinations performed by regulatory authorities. See Note 8 to the Consolidated Financial Statements, for further discussion of the allowance.
Fair Value Measurements
ASC 820-10 Fair Value Measurements and Disclosures (ASC 820) defines fair value and establishes a framework for measuring fair value under GAAP. We consider our accounting policies related to fair value measurements to be critical because they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. See Note 18 to the Consolidated Financial Statements.
Recent Accounting Pronouncements
For information on Recent Accounting Pronouncements see Note 2 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest-rate sensitivity and adjust the sensitivity within our acceptable tolerance ranges. At December 31, 2018 interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by approximately $41.6 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within one-year increased from 98.24% at December 31, 2017 to 98.67% at December 31, 2018. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to (0.57%) at December 31, 2018 from (0.81%) at December 31, 2017. The change in sensitivity since December 31, 2017 was the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2018 and December 31, 2017.

Change in Interest Rate (Basis Points)	December 31, 2018		December 31, 2017
	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
300	8%	16.93%	7%	16.16%
200	5%	17.19%	4%	16.16%
100	3%	17.26%	2%	15.96%
—	— %	17.21%	— %	15.63%
(100)	(4)%	16.82%	(4)%	14.69%
(200) (3)	(9)%	15.87%	NMF	NMF
(300) (3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest income in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The economic value of equity ratio in a stable interest rate environment and the economic value of equity projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 200 and 300 basis points is deemed not meaningful (NMF) given the low absolute level of interest rates at that time.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of WSFS Financial Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

February 28, 2019

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016
Interest Income:
Interest and fees on loans	$260,506	$229,147	$194,345
Interest on mortgage-backed securities	26,065	19,308	15,754
Interest and dividends on investment securities
Taxable	61	137	321
Tax-exempt	4,317	4,511	4,551
Other interest income	2,024	1,623	1,607
	292,973	254,726	216,578
Interest Expense:
Interest on deposits	29,068	14,904	9,421
Interest on Federal Home Loan Bank advances	8,395	8,263	4,707
Interest on senior debt	4,717	7,228	6,356
Interest on trust preferred borrowings	2,573	1,940	1,622
Interest on federal funds purchased	1,695	972	606
Interest on other borrowings	51	148	121
	46,499	33,455	22,833
Net interest income	246,474	221,271	193,745
Provision for loan losses	13,170	10,964	12,986
Net interest income after provision for loan losses	233,304	210,307	180,759
Noninterest Income:
Credit/debit card and ATM income	43,837	36,116	29,899
Investment management and fiduciary income	39,602	35,103	25,691
Deposit service charges	18,771	18,318	17,734
Mortgage banking activities, net	6,286	6,293	7,434
Loan fee income	2,492	2,218	2,066
Security gains, net	21	1,984	2,369
Unrealized gains on equity investments	20,745	—	—
Realized gain on sale of equity investment	3,757	—	—
Bank owned life insurance income	175	1,545	919
Other income	26,855	23,067	18,949
	162,541	124,644	105,061
Noninterest Expense:
Salaries, benefits and other compensation	122,983	114,376	95,983
Occupancy expense	19,783	19,409	16,646
Equipment expense	12,609	12,564	10,368
Professional fees	8,733	8,597	9,142
Data processing and operations expenses	7,757	6,779	6,275
Marketing expense	4,586	3,083	3,020
FDIC expenses	2,117	2,216	2,606
Loan workout and OREO expenses	1,548	1,820	1,681
Corporate development expense	6,456	878	8,529
(Recovery of) provision for legal settlement	(7,938)	12,000	—
(Recovery of) provision for fraud loss	(1,675)	2,844	—
Early extinguishment of debt costs	—	695	—
Other operating expense	48,088	41,200	34,416
	225,047	226,461	188,666
Income before taxes	170,798	108,490	97,154
Income tax provision	36,055	58,246	33,074
Net income	$134,743	$50,244	$64,080
Basic	$4.27	$1.60	$2.12
Diluted	$4.19	$1.56	$2.06
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net Income	$134,743	$50,244	$64,080
Other comprehensive income:
Net change in unrealized gains (losses) on investment securities available for sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of ($2,223), $1,813, and ($2,968), respectively	(6,695)	3,073	(4,838)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $5, $704, and $900, respectively	(16)	(1,280)	(1,469)
	(6,711)	1,793	(6,307)
Net change in securities held to maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $136, $241, and $248, respectively	(444)	(394)	(403)
	(444)	(394)	(403)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of ($10), ($56), and $103, respectively	(31)	(90)	169
	(31)	(90)	169
Net change in cash flow hedge
Net unrealized (loss) arising during the period, net of tax (benefit) of ($29), ($113), and ($1,086), respectively	(56)	(184)	(1,772)
	(56)	(184)	(1,772)
Total other comprehensive (loss) income	(7,242)	1,125	(8,313)
Total comprehensive income	$127,501	$51,369	$55,767

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except per share and share data)	2018	2017
Assets:
Cash and due from banks	$134,939	$122,141
Cash in non-owned ATMs	484,648	598,117
Interest-bearing deposits in other banks including collateral of $1,000 at December 31, 2018 and $3,380 at December 31, 2017	1,170	3,608
Total cash and cash equivalents	620,757	723,866
Investment securities, available for sale (amortized cost of $1,224,227 at December 31, 2018 and $847,791 at December 31, 2017)	1,205,079	837,499
Investment securities, held to maturity, at cost (fair value $149,431 at December 31, 2018 and $162,853 at December 31, 2017)	149,950	161,186
Other investments	37,233	17,971
Loans held for sale at fair value	25,318	31,055
Loans, net of allowance for loan losses of $39,539 at December 31, 2018 and $40,599 at December 31, 2017	4,863,919	4,776,318
Bank-owned life insurance	6,687	102,958
Stock in Federal Home Loan Bank of Pittsburgh, at cost	19,259	31,284
Other real estate owned	2,668	2,503
Accrued interest receivable	22,001	19,405
Premises and equipment	44,956	47,983
Goodwill	166,007	166,007
Intangible assets	20,016	22,437
Other assets	65,020	59,068
Total assets	$7,248,870	$6,999,540
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,626,252	$1,420,760
Interest-bearing demand	4,014,179	3,826,844
Total deposits	5,640,431	5,247,604
Federal funds purchased	157,975	28,000
Federal Home Loan Bank advances	328,465	710,001
Trust preferred borrowings	67,011	67,011
Senior debt	98,388	98,171
Other borrowed funds	47,949	34,623
Accrued interest payable	1,900	1,037
Other liabilities	85,831	88,748
Total liabilities	6,427,950	6,275,195
Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 56,926,978 at December 31, 2018 and 56,279,527 at December 31, 2017	569	563
Capital in excess of par value	349,810	336,271
Accumulated other comprehensive loss	(15,394)	(8,152)
Retained earnings	791,031	669,557
Treasury stock at cost, 25,552,887 shares at December 31, 2018 and 24,861,145 shares at December 31, 2017	(305,096)	(273,894)
Total stockholders’ equity	820,920	724,345
Total liabilities and stockholders’ equity	$7,248,870	$6,999,540
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2015	55,945,245	$560	$256,435	$696	$570,630	$(247,850)	$580,471
Net income	—	—	—	—	64,080	—	64,080
Other comprehensive income	—	—	—	(8,313)	—	—	(8,313)
Cash dividend, $0.25 per share	—	—	—	—	(7,632)	—	(7,632)
Issuance of common stock including proceeds from exercise of common stock options	265,853	2	1,898	—	—	—	1,900
Stock-based compensation expense	—	—	2,790	—	—	—	2,790
Acquisition of Penn Liberty	1,806,748	18	68,334	—	—	—	68,352
Repurchase of common stock, 449,371 shares	—	—	—	—	—	(14,312)	(14,312)
Treasury share adjustment (1)	(2,022,627)	—	—	—	—	—	—
Balance, December 31, 2016	55,995,219	$580	$329,457	$(7,617)	$627,078	$(262,162)	$687,336
Net income	—	—	—	—	50,244	—	50,244
Other comprehensive loss	—	—	—	1,125	—	—	1,125
Cash dividend, $0.30 per share	—	—	—	—	(9,425)	—	(9,425)
Reclassification due to the adoption of ASU No. 2018-02	—	—	—	(1,660)	1,660	—	—
Issuance of common stock including proceeds from exercise of common stock options	284,308	3	3,418	—	—	—	3,421
Stock-based compensation expense	—	—	3,396	—	—	—	3,396
Repurchase of common stock, 255,000 shares	—	(20)	—	—	—	(11,732)	(11,752)
Balance, December 31, 2017	56,279,527	$563	$336,271	$(8,152)	$669,557	$(273,894)	$724,345
Net income	—	—	—	—	134,743	—	134,743
Other comprehensive income	—	—	—	(7,262)	—	—	(7,262)
Cash dividend, $0.42 per share	—	—	—	—	(13,249)	—	(13,249)
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	20	(20)	—	—
Issuance of common stock including proceeds from exercise of common stock options	647,451	6	11,247	—	—	—	11,253
Stock-based compensation expense	—	—	2,292	—	—	—	2,292
Repurchase of common stock, 691,742 shares	—	—	—	—	—	(31,202)	(31,202)
Balance, December 31, 2018	56,926,978	$569	$349,810	$(15,394)	$791,031	$(305,096)	$820,920

(1)
The 2016 Consolidated Statement of Changes in Stockholder's Equity reflects an adjustment between shares issued and treasury stock. This reclassification had no impact on shares outstanding, earnings per share or retained earnings.

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Operating activities:
Net income	$134,743	$50,244	$64,080
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,170	10,964	12,986
Depreciation of premises and equipment, net	8,329	8,557	7,477
Amortization of fees and discounts, net	15,255	19,082	19,626
Amortization of intangible assets	2,942	3,078	2,438
Income from mortgage banking activities, net	(6,286)	(6,293)	(7,434)
Gain on sale of debt securities, net	(21)	(1,984)	(2,369)
Gain on sale of equity investments, net	(3,757)	—	—
Loss on sale of other real estate owned and valuation adjustments, net	100	217	313
Stock-based compensation expense	2,292	3,396	3,046
Unrealized gain on equity investments	(20,745)	—	—
Debt extinguishment costs	—	695	—
Deferred income tax expense	3,378	17,899	5,370
Increase in accrued interest receivable	(2,596)	(2,378)	(2,009)
(Increase) decrease in other assets	(6,297)	(2,517)	443
Origination of loans held for sale	(351,108)	(354,659)	(366,859)
Proceeds from sales of loans held for sale	352,002	369,986	346,895
Increase (decrease) in accrued interest payable	863	(114)	350
(Decrease) increase in other liabilities	(2,931)	7,353	3,709
Provision for legal settlement	—	12,000	—
Increase in value of bank-owned life insurance	(158)	(1,130)	(2,551)
Increase in capitalized interest, net	(3,601)	(4,228)	(5,331)
Net cash provided by operating activities	$135,574	$130,168	$80,180
Investing activities:
Purchases of investment securities held to maturity	$—	$—	$(3,329)
Repayments, maturities and calls of investment securities held to maturity	9,245	1,230	2,890
Sales of investment securities available for sale	7,012	457,046	201,580
Purchases of investment securities available for sale	(498,465)	(696,581)	(371,590)
Repayments of investment securities available for sale	112,665	197,765	85,200
Proceeds of bank-owned life insurance death benefits	—	371	—
Proceeds from bank-owned life insurance surrender	96,429	—	—
Net cash for business combinations	—	—	39,794
Net increase in loans	(101,174)	(343,858)	(217,572)
Purchases of Visa Class B shares	(1,568)	(10,072)	(387)
Sale of Visa Class B shares	6,186	—	—
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(169,613)	(160,089)	(88,176)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	181,638	167,053	80,447
Sales of other real estate owned	3,037	6,077	4,423
Investment in premises and equipment	(5,500)	(7,728)	(9,873)
Sales of premises and equipment	198	—	—
Net cash used for investing activities	$(359,910)	$(388,786)	$(276,593)
(continued on following page)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Financing activities:
Net increase in demand and savings deposits	$393,827	$353,521	$272,544
Net increase (decrease) in time deposits	43,871	35,887	(51,416)
Net (decrease) increase in brokered deposits	(31,712)	90,482	(17,928)
Decrease in loan payable	—	(338)	(370)
Receipts from FHLB advances	83,721,532	143,852,751	121,977,563
Repayments of FHLB advances	(84,103,068)	(143,996,986)	(121,792,841)
Receipts from federal funds purchased	21,239,675	23,008,000	27,702,620
Repayments of federal funds purchased	(21,109,700)	(23,110,000)	(27,700,820)
Repayment of long-term debt	—	—	(10,000)
Dividends paid	(13,249)	(9,425)	(7,632)
Issuance of common stock and exercise of common stock options	11,253	3,421	1,900
Redemption of senior debt	—	(55,000)	—
Issuance of senior debt	—	—	97,849
Purchase of treasury stock	(31,202)	(11,752)	(14,312)
Net cash provided by financing activities	$121,227	$160,561	$457,157
(Decrease) increase in cash and cash equivalents	(103,109)	(98,057)	260,744
Cash and cash equivalents at beginning of year	723,866	821,923	561,179
Cash and cash equivalents at end of year	$620,757	$723,866	$821,923
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$45,636	$33,569	$22,483
Income taxes	33,316	31,441	24,825
Non-cash information:
Loans transferred to other real estate owned	3,302	5,206	2,251
Loans transferred to portfolio from held-for-sale at fair value	9,553	13,142	12,919
Fair value of assets acquired, net of cash received	—	—	534,375
Fair value of liabilities assumed	—	—	589,632
Goodwill adjustments, net	—	(1,532)	2,112

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND BASIS OF PRESENTATION
Organization
WSFS Financial Corporation (the Company or as a consolidated institution, WSFS, we, our or us) is a savings and loan holding company organized under the laws of the State of Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), is a federal savings bank organized under the laws of the United States (U.S.). Founded in 1832, the Bank is one of the ten oldest bank and trust companies in the U.S. continuously operating under the same name. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Our core banking business is commercial lending funded by customer-generated deposits. In addition, we offer a broad variety of wealth management and trust services to personal and corporate customers. The Federal Deposit Insurance Corporation (FDIC) insures our customers’ deposits to their legal maximums. We serve our customers primarily from our 76 offices located in Delaware (45), Pennsylvania (29), Virginia (1), and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP). In preparing the Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions in 2019 could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. The accounting for the allowance for loan losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, income taxes and other than temporary impairment (OTTI) is subject to significant estimates. Among other effects, changes to these estimates could result in future impairment of investment securities, goodwill and intangible assets and the establishment of the allowance and lending related commitments as well as increased post-retirement benefits expense.
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

Cypress was formed to provide asset management services. As a registered investment advisor and Wilmington-based fee-only wealth management firm, Cypress has approximately $948.8 million in assets under management (AUM) at December 31, 2018, compared to approximately $901.5 million at December 31, 2017.

Powdermill was formed in 2016 as a result of our acquisition of Powdermill Financial Solutions, LLC to provide multi-family office services to affluent clientele in the local community and throughout the U.S.

West Capital was formed in 2016 as a result of our acquisition of West Capital Management, Inc. to provide fee-only wealth management services tailored to the needs of high net worth individuals operating under a multi-family office philosophy. West Capital has approximately $695.5 million in AUM at December 31, 2018, compared to approximately $861.2 million at December 31, 2017.

Christiana Trust DE was formed in 2017 to supplement our existing Wealth Management segment by offering Delaware Advantage trust services including directed trusts, asset protection trusts and dynasty trusts.

The Trust is our unconsolidated subsidiary, and was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities. These securities are callable and have a maturity date of June 1, 2035. The proceeds from this issue were used to fund the redemption of $51.5 million Floating Rate WSFS Capital Trust I Preferred Securities (formerly, WSFS Capital Trust I). WSFS Capital Trust I invested all of the proceeds from the sale of the Pooled Floating Rate Capital Securities in our Junior Subordinated Debentures.

WSFS Wealth Investments markets various third-party investment and insurance products to Bank customers through the Bank’s retail banking system. 1832 Holdings, Inc. was formed to hold certain debt and equity investment securities. Monarch provides commercial domicile services which include providing employees, directors, subleases of office facilities and registered agent services in Delaware and Nevada.
Certain reclassifications have been made to the prior year’s Consolidated Financial Statements to conform to the current year’s presentation. All significant intercompany accounts and transactions were eliminated in consolidation.
Business Combinations
On August 7, 2018, WSFS and Beneficial Bancorp, Inc. (Beneficial) entered into an Agreement and Plan of Reorganization (as amended from time to time, the Merger Agreement), pursuant to which, subject to the terms and conditions of the Merger Agreement, among other things, (i) Beneficial will merge with and into WSFS, with WSFS continuing as the surviving corporation (the “Merger”) and (ii) simultaneously, Beneficial Bank will merge with and into WSFS Bank, with WSFS Bank continuing as the surviving bank (the “Bank Merger” and, together with the Merger, the “Mergers”). Subject to the terms and conditions of the Merger Agreement, stockholders of Beneficial will receive 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock. Approvals from both WSFS and Beneficial shareholders were received in December 2018. The Mergers, which are subject to customary closing conditions, are expected to close on March 1, 2019.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, cash in non-owned ATMs, amounts due from banks, federal funds sold and securities purchased under agreements to resell.
Debt Securities
Investments in debt securities are classified into one of the following three categories and accounted for as follows:

•	Debt securities purchased with the intent of selling them in the near future are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings.

•
Debt securities not classified as either trading securities or as held to maturity securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of stockholders’ equity.

•	Debt securities purchased with the intent to hold to maturity are classified as “held to maturity” securities and reported at amortized cost.
Debt securities include mortgage-backed securities (MBS), municipal bonds, and U.S. government and agency securities. Premiums and discounts on MBS collateralized by residential 1-4 family loans are recognized in interest income using a level yield method over the period to expected maturity. Premiums and discounts on all other securities are recognized on a straight line basis over the period to expected maturity. The fair value of debt securities is primarily obtained from third-party pricing services. Implicit in the valuation of MBS are estimated prepayments based on historical and current market conditions.
We follow Accounting Standards Codification (ASC) 320-10 “Investments - Debt Securities” which provides guidance related to the recognition of and expanded disclosure requirements for other-than-temporary impaired debt securities. When we conclude an investment security is other than temporarily impaired, a loss for the difference between the investment security’s carrying value and its fair value may be recognized as a reduction to noninterest income in the Consolidated Statements of Income. If we intend to sell an investment in debt security or it is more likely than not that we will be required to sell it before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell the investment security and conclude that it is not more likely than not we will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into “credit” and “other” components. The “credit” component of the OTTI is included as a reduction to noninterest income in the Consolidated Statements of Income and the “other” component of the OTTI is included in other comprehensive income (loss), net of the tax effect. We are required to use our judgment in determining impairment in certain circumstances. The specific identification method is used to determine realized gains and losses on sales of investment and mortgage-backed securities. All sales are made without recourse.
For additional detail regarding debt securities, see Note 5.
Equity Securities
Following our adoption of ASU 2016-01 on January 1, 2018, as described in “Recent Accounting Pronouncements”, we account for our investments in equity securities in accordance with ASC 321-10, Investments - Equity Securities. Our equity securities are classified into one of the two categories and accounted for as follows:

•	Equity securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income.

•
Equity securities without a readily determinable fair value are reported at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and their impact on fair value. Any dividends received are recorded in interest income.

Equity investments include our Visa Class B share holdings and certain other equity investments. The fair value of equity investments with readily determinable fair values is primarily obtained from third-party pricing services. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use valuation techniques permitted under ASC 820, Fair Value Measurement, to evaluate the observed transaction(s) and adjust the fair value of the equity investment.

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
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
We enter into sales of securities under agreements to repurchase which are treated as financings, with the obligation to repurchase securities sold reflected as a liability in the Consolidated Statements of Financial Condition. The securities underlying the agreements are assets. Generally, federal funds are purchased for periods ranging up to 90 days.
For additional detail regarding the Federal funds purchased and securities sold under agreements to repurchase, see Note 12.
Loans
Loans are stated net of deferred fees and costs. Interest income on loans is recognized using the level yield method. Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans using a level yield method over the period to maturity.
A loan is impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on either the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. All loans restructured in a troubled debt restructuring are considered to be impaired. Impaired loans include loans within our commercial and industrial, owner-occupied commercial, commercial mortgage, construction, residential and consumer portfolios. Our policy for recognition of interest income on impaired loans, excluding accruing loans, is the same as for nonaccrual loans discussed below.
In addition to originating loans, we occasionally acquire loans through acquisitions or loan purchase transactions. Certain acquired loans may exhibit deteriorated credit quality that has occurred since origination and we may not expect to collect all contractual payments. We account for these purchased credit-impaired loans in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The loans are initially recorded at fair value on the acquisition date, reflecting the present value of the cash flows expected to be collected. Income recognition on these loans is based on reasonable expectations on timing and amount of cash flows to be collected. Purchased credit impaired loans are evaluated for impairment on a quarterly basis with a complete updating of the estimated cash flows on a semi-annual basis. If a loan is determined to be impaired but considered collateral dependent, it will have no accretable yield.

For additional detail regarding impaired loans, see Note 8. For additional detail regarding purchased credit-impaired loans, see Note 7.
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
For additional detail regarding past due and nonaccrual loans, see Note 8.

Allowance for Loan Losses
We maintain an allowance for loan losses (allowance) which represents our best estimate of probable losses within our loan portfolio. As losses are realized, they are charged to the allowance. We establish our allowance in accordance with guidance provided in ASC 450, Contingencies (ASC 450), ASC 310, Receivables (ASC 310), and the SEC’s Staff Accounting Bulletin 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB 102). The allowance includes two primary components: (i) an allowance established on loans collectively evaluated for impairment (general allowance), and (ii) an allowance established on loans individually evaluated for impairment (specific allowance). In addition, we also maintain an allowance for acquired loans.
The general allowance is calculated on a pooled loan basis using both quantitative and qualitative factors in accordance with ASC 450. The specific allowance is calculated on an individual loan basis when collectability of all contractually due principal and interest is no longer believed to be probable in accordance with ASC 310-10. Lastly, the allowance related to acquired loans is calculated when (i) there is deterioration in credit quality subsequent to acquisition for loans accounted for under ASC 310-30, and (ii) the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition for loans accounted for under ASC 310-20.
Impairment of troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception or the fair value of the underlying collateral if the loan is collateral dependent. Troubled debt restructurings consist of concessions granted to borrowers facing financial difficulty.
For additional detail regarding the allowance for loan losses and the provision for loan losses, see Note 8.
Fair Value Option
Mortgage loans held for sale are recorded at fair value on a loan level basis based upon pricing information obtained from secondary markets and brokers and applied to loans with similar interest rates and maturities.
Derivative financial instruments related to mortgage banking activities are recorded at fair value and are not designated as accounting hedges. This includes commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate lock commitments. We may also enter into forward sale commitments to sell loans to investors at a fixed price at a future date and trade asset-backed securities to mitigate the effect of interest rate risk.
Other Real Estate Owned
Upon initial receipt, other real estate owned (OREO) is recorded at the estimated fair value less disposal costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed estimated fair value less disposal costs. We periodically evaluate the OREO for impairment and write-down the value of the asset when declines in fair value below the carrying value are identified. Costs relating to holding or disposing of the assets are charged to expense in the current period. Loan workout and OREO expenses include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to the estimated fair values less disposal costs.
For additional detail regarding other real estate owned, see Note 8.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Costs of major replacements, improvements and additions are capitalized. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the terms of the related lease or effective useful lives of the respective asset, whichever is less. In general, computer equipment, furniture and equipment and building renovations are depreciated over three, five and ten years, respectively. Premises and equipment acquired in business combinations are initially recorded at fair value and subsequently carried at cost less accumulated depreciation and amortization.
For additional detail regarding premises and equipment, see Note 9.

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
Goodwill is not amortized and is subject to periodic impairment testing. We review goodwill for impairment annually and more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. During 2018, management moved our annual goodwill impairment test date from October 31 to October 1 in an effort to more closely align the impairment testing with our strategic business planning and forecasting process and provide the Company with additional time to complete our annual testing. The change will be applied prospectively and WSFS will conduct only one goodwill impairment test in 2018 as the new testing date is before our previous date. This change does not delay, accelerate or avoid an impairment charge.
Other intangible assets with finite lives are amortized over their estimated useful lives. We review other intangible assets with finite lives for impairment if events and circumstances indicate that the carrying value may not be recoverable.
For additional information regarding our goodwill and intangible assets, see Note 10.
Income Taxes
The provision for income taxes includes federal, state and local income taxes currently payable and those deferred due to temporary differences between the financial statement basis and tax basis of assets and liabilities.
We account for income taxes in accordance with ASC 740, Income Taxes (ASC 740). ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. It prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.
On December 22, 2017 the Tax Cuts and Jobs Act (Tax Reform Act), was enacted. See Note 15 - Taxes on Income for further information. As a result, the Company elected to reclassify the income tax effects of the Tax Reform Act from accumulated other comprehensive income to retained earnings for approximately $1.7 million in accordance with ASC 220, Income Statement - Reporting Comprehensive Income and ASC 740. See Note 23.
For additional detail regarding income taxes, see Note 15.
Stock-Based Compensation
Stock-based compensation is accounted for in accordance with ASC 718, Stock Compensation. Compensation expense relating to all share-based payments is recognized on a straight-line basis, over the applicable vesting period.
For additional detail regarding stock-based compensation, see Note 16.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2018
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model in which entities should exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Gross versus Net), which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and 2016-12, Narrow-Scope Improvements and Practical Expedients, both of which provide additional clarification on certain provisions in Topic 606. These ASC updates were effective for public business entities with annual and interim reporting periods in fiscal years beginning after December 15, 2017. The standard permits the use of either the retrospective or modified retrospective with the cumulative effect transition method. The Company adopted the standard on January 1, 2018. Consistent with the transition guidance in ASC 606, results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts are reported in accordance with ASC 605. For revenue streams determined to be within the scope of the new standard, we concluded that the adoption of the standard did not have a material effect on our Consolidated Financial Statements at the time of adoption. See Note 3 for additional disclosures resulting from our adoption of this standard.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable, an entity may elect to measure the equity investment at cost, less impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument specific credit risk. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard requires retrospective application for equity investments with readily determinable fair values and prospective application for equity investments without readily determinable fair values. The Company adopted the standard on January 1, 2018, on a prospective basis for its equity investments without readily determinable fair values, and the adoption of the standard did not have an effect on our Consolidated Financial Statements at the time of adoption. Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2017, we identified observable transactions related to an equity investment without a readily determinable fair value. These identified, observable transactions required the revaluation of this equity investment. The result of the initial revaluation was recorded in the Consolidated Statements of Income in the first quarter of 2018. See Note 18 for further information.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the measurement of goodwill impairment by removing the hypothetical purchase price allocation. The new guidance requires an impairment of goodwill be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, up to the amount of goodwill recorded. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017, using the prospective method of adoption. The Company elected to early adopt this standard on December 31, 2018, on a prospective basis, with no impact to the Consolidated Financial Statements at the time of adoption.

Accounting Guidance Pending Adoption at December 31, 2018
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use (“ROU”) asset for substantially all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. Adoption using the comparative modified retrospective transition approach is required; however, in July 2018, the FASB issued ASU 2018-11, Leases-Targeted Improvements, which provides an optional transition method whereby comparative periods presented in the financial statements in the period of adoption do not need to be restated under Topic 842. The Company will adopt this guidance on January 1, 2019 using the comparative modified retrospective method and has elected to apply the package of practical expedients to ease transition. The Company completed our comprehensive lease analysis including implementation of a new software, review and update of our accounting policies, processes and related internal controls to reflect changes from the standard. The adoption of ASC 842 will result in the recognition of a ROU asset of $121.0 million and a lease liability of $132.1 million on our Consolidated Statements of Financial Condition. The adoption of ASC 842 did not have an impact on the Company’s other Consolidated Financial Statements. We will provide additional detail to our leases disclosures on a prospective basis, beginning in the first quarter of 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. In December 2018, regulators issued a final rule related to regulatory capital (Regulatory Capital Rule: Implementation and Transition of the Current Expected Credit Losses Methodology for Allowances and Related Adjustments to the Regulatory Capital Rule and Conforming Amendments to Other Regulations) which is intended to provide regulatory capital relief for entities transitioning to CECL. The Company does not plan to early adopt this guidance and will adopt this guidance on January 1, 2020. A cross-functional team from Finance, Credit, and IT is leading the implementation efforts to evaluate the impact of this guidance on the Company's Consolidated Financial Statements, internal systems, accounting policies, processes and related internal controls. Presently, we are in the process of implementing a software solution to assist us with the initial and on-going requirements of the new guidance. We are also continuing to evaluate the acceptable methodologies, accounting policies, and reporting requirements under the guidance as well as implementation and transition rules issued by regulators. We continue to consult with third-party experts and specialists, where necessary, to assist with the implementation efforts. Our implementation efforts to date suggest that adoption may materially increase the allowance for loan losses and decrease capital levels; however, the extent of these impacts will depend on the asset quality of the portfolio, macroeconomic conditions, and significant estimates and judgments made by management at the time of adoption.
In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. The new guidance requires the amortization period for certain non-contingent callable debt securities held at a premium to end at the earliest call date of the debt security. If the call option is not exercised at the earliest call date, the guidance requires the debt security's effective yield to be reset based on the contractual payment terms of the debt security. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. Use of the modified retrospective method, with a cumulative-effect adjustment to retained earnings is required. The Company will adopt this standard on January 1, 2019 with no expected impact to the Consolidated Financial Statements at the time of adoption.
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance changes both the designation and measurement guidance for qualifying hedging relationships and simplifies the presentation of hedge results. Specifically, the guidance eliminates the requirement to separately measure and report hedge ineffectiveness and also aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Further, the new guidance provides entities the ability to apply hedge accounting to additional hedging strategies as well as permits a one-time reclassification of eligible to be hedged instruments from held to maturity to available for sale upon adoption. The guidance is effective in annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Adoption using the modified retrospective approach is required for hedging relationships that exist as of the date of adoption; presentation and disclosure requirements are applied prospectively. The Company will adopt this standard on January 1, 2019 with no expected impact to the Consolidated Financial Statements at the time of adoption. We will provide additional details to our hedging disclosures, beginning in the first quarter of 2019. In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815). The new guidance applies to all entities that elect to apply hedge accounting to benchmark interest rate hedges under Topic 815. It permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes in addition to the existing applicable rates. The guidance is required to be adopted concurrently with ASU 2017-12, on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after adoption. The Company will adopt this standard on January 1, 2019 with no expected impact to the Consolidated Financial Statements at the time of adoption.
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

3. NONINTEREST INCOME

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The standard applies to certain revenue streams included in noninterest income on our audited Consolidated Statements of Income. See Note 2 for further information about our adoption of ASU 2014-09, and Note 21 for further information about the disaggregation of noninterest income by segment.
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2018	2017	2016
Bailment fees	$27,767	$21,360	$16,823
Interchange fees	14,982	13,696	12,390
Other card and ATM fees	1,088	1,060	686
Total credit/debit card and ATM income	$43,837	$36,116	$29,899
Credit/debit card and ATM income is primarily composed of bailment fees which are earned from bailment arrangements with our customers. Bailment arrangements are legal relationships in which property is delivered to another party’s temporary custody and control without a transfer of ownership. The party receiving the property (the bailee) has possession and control of the property and is obligated to take reasonable care of the property. The party who transferred the property (the bailor) retains ownership interest of the property. In the event that the bailee files for bankruptcy protection, the property is not included in the bailee’s assets. The bailee pays an agreed-upon fee for the use of the bailor’s property in exchange for the bailor allowing use of the assets at the bailee's site. Bailment fees are earned from cash that is owned by WSFS but available for customers’ use at an offsite location, such as cash located in an ATM at a customer’s place of business. These fees are typically indexed to a market interest rate. This revenue stream generates fee income through monthly billing for bailment services.
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2018	2017	2016
Trust fees	$23,386	$19,651	$17,978
Wealth management and advisory fees	16,216	15,452	7,713
Total investment management and fiduciary income	$39,602	$35,103	$25,691
Investment management and fiduciary income is primarily composed of trust fees and wealth management and advisory fees. Trust fees are based on revenue earned from investment and trustee services to families and individuals across the U.S.; custody, escrow and trustee services on structured finance transactions; indenture trustee, administrative agent and collateral agent services to institutions and corporations; and commercial domicile and independent director services. Most fees are flat fees, except for a portion of personal and corporate trustee fees where we earn a percentage on AUM. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for services provided.
Wealth management and advisory fees consists of fees from Cypress, West Capital, Powdermill, WSFS Wealth Client Management, WSFS Wealth Investments and WSFS Institutional Services. Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and, to a lesser extent, brokerage.  The fees are based on the market value of assets or are assessed as a flat fee. This revenue stream primarily generates fee income through quarterly and annual billing for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Twelve Months Ended December 31,
(Dollars in thousands)	2018	2017	2016
Service fees	$10,526	$10,073	$9,162
Return and overdraft fees	7,676	7,650	7,969
Other deposit service fees	569	595	603
Total deposit service charges	$18,771	$18,318	$17,734
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
Other income
The following table presents the components of other income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2018	2017	2016
Managed service fees	12,113	10,984	11,244
Currency preparation	3,575	2,900	2,706
ATM insurance	2,394	2,795	3,040
Miscellaneous products and services	8,773	6,388	1,959
Total other income	$26,855	$23,067	$18,949
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

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share data)	2018	2017	2016
Numerator:
Net income	$134,743	$50,244	$64,080
Denominator:
Weighted average shares	31,570	31,419	30,276
Dilutive potential common shares	597	884	810
Weighted average fully diluted shares	32,167	32,303	31,086
Earnings per share:
Basic	$4.27	$1.60	$2.12
Diluted	$4.19	$1.56	$2.06
Outstanding common stock equivalents having no dilutive effect	18	2	18

5. INVESTMENT SECURITIES
The following tables detail the amortized cost and the estimated fair value of our investments in available-for-sale and held-to-maturity debt securities as well as our equity investments. None of our investments are classified as trading.

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Debt Securities
CMO	$376,867	$1,721	$6,838	$371,750
FNMA MBS	655,485	1,526	12,938	644,073
FHLMC MBS	155,758	558	2,394	153,922
GNMA MBS	36,117	97	880	35,334
	$1,224,227	$3,902	$23,050	$1,205,079
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$149,950	$275	$794	$149,431

Equity Investments(2)
Visa Class B shares	$13,918	$20,015	$—	$33,933
Other equity investments	3,300	—	—	3,300
	$17,218	$20,015	$—	$37,233

(1)
Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $1.0 million at December 31, 2018, related to securities transferred, which are offset in Accumulated other comprehensive loss, net of tax.

(2)	Equity investments are included in Other investments in the audited Consolidated Statements of Financial Condition.

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Debt Securities
CMO	$250,592	$88	$4,141	$246,539
FNMA MBS	479,218	941	6,172	473,987
FHLMC MBS	88,681	118	924	87,875
GNMA MBS	29,300	209	411	29,098
	$847,791	$1,356	$11,648	$837,499
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$161,186	$1,758	$91	$162,853

Equity Investments(2)(3)
Other equity investments	$643	$—	$20	$623
	$643	$—	$20	$623

(1)
Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $1.6 million at December 31, 2017, related to securities transferred, which are offset in Accumulated other comprehensive loss, net of tax.

(2)	Equity investments are included in Other investments in the audited Consolidated Statements of Financial Condition.

(3)	This mutual fund was sold in 2018.

The scheduled maturities of our available-for-sale and held-to-maturity at December 31, 2018 and December 31, 2017 are presented in the table below:

	Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2018 (1)
Within one year	$—	$—
After one year but within five years	19,714	19,423
After five years but within ten years	170,118	163,731
After ten years	1,034,395	1,021,925
	$1,224,227	$1,205,079
December 31, 2017 (1) (2)
Within one year	$—	$—
After one year but within five years	20,051	19,825
After five years but within ten years	179,812	175,583
After ten years	647,928	642,091
	$847,791	$837,499

	Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2018 (1)
Within one year	$1,018	$1,016
After one year but within five years	6,703	6,701
After five years but within ten years	29,613	29,547
After ten years	112,616	112,167
	$149,950	$149,431
December 31, 2017 (1)
Within one year	$322	$320
After one year but within five years	5,895	5,894
After five years but within ten years	18,751	18,873
After ten years	136,218	137,766
	$161,186	$162,853

(1)	Actual maturities could differ from contractual maturities.

(2)
Included in the investment portfolio, but not in the table above, is a mutual fund with an amortized cost and fair value as of December 31, 2017 of $0.6 million which had no stated maturity and which was sold in 2018.

Mortgage-backed securities (MBS) may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty.
Investment securities with fair market values aggregating $914.5 million and $688.2 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of December 31, 2018 and 2017, respectively.
During 2018, we sold $7.0 million of debt securities categorized as available for sale, resulting in realized gains of less than $0.1 million and no realized losses. During 2017, we sold $457.0 million of debt securities categorized as available for sale, resulting in realized gains of $2.1 million and realized losses of less than $0.1 million. The cost basis of all investment securities sales is based on the specific identification method. During 2016, we sold $201.8 million of investment securities categorized as available for sale, resulting in realized gains of $2.4 million and realized losses of less than $0.1 million.
During 2018, we sold $6.2 million of equity securities, specifically Visa Class B shares, resulting in realized gains of $3.8 million and no realized losses. There were no such sales 2017 or 2016.

As of December 31, 2018, and December 31, 2017, our debt securities portfolio had remaining unamortized premiums of $12.7 million and $14.1 million, respectively, and unaccreted discounts of $2.5 million and $1.3 million, respectively.

For those debt securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at December 31, 2018.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
CMO	$17,143	$40	$212,208	$6,798	$229,351	$6,838
FNMA MBS	34,214	162	407,638	12,776	441,852	12,938
FHLMC MBS	16,025	21	76,469	2,373	92,494	2,394
GNMA MBS	5,837	79	21,805	801	27,642	880
Total temporarily impaired investments	$73,219	$302	$718,120	$22,748	$791,339	$23,050

Held-to-maturity debt securities:
State and political subdivisions	$91,228	$155	$58,203	$639	$149,431	$794
Total temporarily impaired investments	$91,228	$155	$58,203	$639	$149,431	$794
For those debt securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at December 31, 2017.

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
At December 31, 2018, we owned debt securities totaling $940.8 million for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $23.8 million at December 31, 2018. The temporary impairment is the result of changes in market interest rates subsequent to purchase. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.
All debt securities, with the exception of one having a fair value of $0.6 million at December 31, 2018, were AA- rated or better at the time of purchase and remained investment grade at December 31, 2018. All securities were evaluated for OTTI at December 31, 2018 and 2017. The result of this evaluation showed no OTTI as of December 31, 2018 or 2017. The estimated weighted average duration of MBS was 4.7 years at December 31, 2018.

6. LOANS
The following table shows our loan portfolio by category:

	December 31,
(Dollars in thousands)	2018	2017
Commercial and industrial	$1,472,489	$1,464,554
Owner-occupied commercial	1,059,974	1,079,247
Commercial mortgages	1,162,739	1,187,705
Construction	316,566	281,608
Residential real estate(1)	218,099	253,301
Consumer	680,939	558,493
	4,910,806	4,824,908
Less:
Deferred fees, net	7,348	7,991
Allowance for loan losses	39,539	40,599
Net loans	$4,863,919	$4,776,318

(1)	Includes reverse mortgages, at fair value of $16.5 million and $19.8 million at December 31, 2018 and 2017, respectively.
Nonaccruing loans totaled $30.1 million and $36.4 million at December 31, 2018 and 2017, respectively. If interest on all such loans had been recorded in accordance with contractual terms, net interest income would have increased by $2.0 million and $1.8 million in 2018 and 2017, respectively.
The total amounts of loans serviced for others were $98.6 million and $102.5 million at December 31, 2018 and 2017, respectively, which consisted of residential first mortgage loans and reverse mortgage loans. We received fees from the servicing of loans of $0.5 million and $0.4 million during 2018 and 2017, respectively.
We record mortgage servicing rights on our mortgage loan servicing portfolio, which includes mortgages that we acquire or originate as well as mortgages that we service for others, and servicing rights on SBA loans. Mortgage servicing rights and Small Business Administration (SBA) loan servicing rights are included are in Intangible assets in the accompanying Consolidated Statements of Financial Condition. Mortgage loans which we service for others are not included in Loans, net of allowance for loan losses in the accompanying Consolidated Statements of Financial Condition. Servicing rights represent the present value of the future net servicing fees from servicing mortgage loans we acquire or originate, or that we service for others. The value of our mortgage servicing rights was $0.3 million and $0.4 million at December 31, 2018 and 2017, respectively, and the value of our SBA loan servicing rights was $1.1 million and $0.5 million at December 31, 2018 and 2017, respectively. Changes in the value of these servicing rights resulted in net losses of $0.2 million and less than $0.1 million during 2018 and 2017, respectively. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage Banking Activities, Net in the Consolidated Statements of Income and revenues from our SBA loan servicing rights are included in Loan fee income, in the Consolidated Statements of Income.
Accrued interest receivable on loans outstanding was $17.0 million and $15.4 million at December 31, 2018 and 2017, respectively.

7. ACQUIRED CREDIT IMPAIRED LOANS
We account for acquired loans that have deteriorated in credit quality since their origination, and for which it is probable that all contractual cash flows will not be received, in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30). Under ASC 310-30, acquired loans are generally considered accruing and performing as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing as long as the estimated cash flows are expected to be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding. Credit deterioration evident at the acquisition date is included in the determination of the fair value of the loans at the acquisition date. Updates to expected cash flows for acquired impaired loans accounted for under ASC 310-30 since acquisition has resulted in a provision for loan losses of $0.2 million and $0.4 million in 2018 and 2017, respectively, due to changes in the amount and timing of expected cash flows subsequent to acquisition.

The following is the outstanding principal balance and carrying amounts for all acquired credit impaired loans for which the company applies ASC 310-30 as of December 31, 2018 and 2017:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Outstanding principal balance	$18,642	$27,034
Carrying amount	14,718	21,295
Allowance for loan losses	227	358
The following table presents the changes in accretable yield on all acquired credit impaired loans for the years indicated:

(Dollars in thousands)	Accretable Yield
Balance at December 31, 2016	$5,150
Accretion	(2,636)
Reclassification from nonaccretable difference	2,015
Additions/adjustments	(1,149)
Disposals	(345)
Balance at December 31, 2017	$3,035
Accretion	(1,704)
Reclassification from nonaccretable difference	1,527
Additions/adjustments	(395)
Disposals	—
Balance at December 31, 2018	$2,463

8. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY INFORMATION
Allowance for Loan Losses
We maintain an allowance for loan losses which represents our best estimate of probable losses in our loan portfolio. As losses are realized, they are charged to this allowance. We established our allowance in accordance with guidance provided in ASC 450, Contingencies (ASC 450), ASC 310, Receivables (ASC 310), and the SEC’s Staff Accounting Bulletin 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB 102). When we have reason to believe it is probable that we will not be able to collect all contractually due amounts of principal and interest, loans are evaluated for impairment on an individual basis and a specific allocation of the allowance is assigned in accordance with ASC 310-10. We also maintain an allowance for loan losses on acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based on a continuing review of these portfolios. The following are included in our allowance for loan losses:

•	Specific reserves for impaired loans

•	An allowance for each pool of homogeneous loans based on historical loss experience

•	Adjustments for qualitative and environmental factors allocated to pools of homogeneous loans
When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, as necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the years ended December 31, 2018 and 2017, net charge-offs totaled $14.2 million, or 0.29% of average loans, and $10.1 million or 0.30% of average loans, respectively.

Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled as follows: commercial, owner-occupied commercial, commercial mortgages and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. The probability of default is calculated based on the historical rate of migration to impaired status during the last 32 quarters. During the year ended December 31, 2018, we increased the look-back period to 32 quarters from 28 quarters used at December 31, 2017. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the quantitative reserves calculated by the allowance for loan loss model are adequately considering the losses within a full credit cycle.
Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 32 quarter look-back period.
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
The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be approximately nine quarters as of December 31, 2018. Our residential mortgage and consumer LEP remained at four quarters as of December 31, 2018. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP annually for our commercial portfolio and review of the current four quarter LEP for the retail portfolio to determine the continued reasonableness of this assumption.

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
The following tables provide the activity of our allowance for loan losses and loan balances for the years ended December 31, 2018, 2017 and 2016:

(Dollars in thousands)	Commercial	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Total
Year Ended December 31, 2018
Allowance for loan losses
Beginning balance	$16,732	$5,422	$5,891	$2,861	$1,798	$7,895	$40,599
Charge-offs	(12,130)	(417)	(255)	(1,475)	(91)	(2,615)	(16,983)
Recoveries	1,381	34	255	3	154	926	2,753
Provision (credit)	8,328	(38)	924	2,341	(404)	2,126	13,277
Provision (credit) for acquired loans	(100)	56	(9)	(18)	(29)	(7)	(107)
Ending balance	$14,211	$5,057	$6,806	$3,712	$1,428	$8,325	$39,539
Period-end allowance allocated to:
Loans individually evaluated for impairment	$876	$—	$—	$444	$543	$168	$2,031
Loans collectively evaluated for impairment	13,334	4,965	6,727	3,254	847	8,155	37,282
Acquired loans evaluated for impairment	1	92	79	14	38	2	226
Ending balance	$14,211	$5,057	$6,806	$3,712	$1,428	$8,325	$39,539
Period-end loan balances:
Loans individually evaluated for impairment(2)	$14,837	$4,406	$4,083	$2,781	$11,017	$7,883	$45,007
Loans collectively evaluated for impairment	1,366,151	938,934	1,005,504	310,511	132,064	651,160	4,404,324
Acquired nonimpaired loans	89,970	112,386	145,648	2,525	57,708	21,745	429,982
Acquired impaired loans	1,531	4,248	7,504	749	761	151	14,944
Ending balance(3)	$1,472,489	$1,059,974	$1,162,739	$316,566	$201,550	$680,939	$4,894,257

(Dollars in thousands)	Commercial	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Total
Year Ended December 31, 2017
Allowance for loan losses
Beginning balance	$13,339	$6,588	$8,915	$2,838	$2,059	$6,012	$39,751
Charge-offs	(5,008)	(296)	(4,612)	(574)	(168)	(3,184)	(13,842)
Recoveries	1,355	127	255	306	178	1,505	3,726
Provision (credit)	6,972	(1,098)	1,160	222	(300)	3,572	10,528
Provision (credit) for acquired loans	74	101	173	69	29	(10)	436
Ending balance	$16,732	$5,422	$5,891	$2,861	$1,798	$7,895	$40,599
Period-end allowance allocated to:
Loans individually evaluated for impairment	$3,687	$—	$18	$—	$760	$193	$4,658
Loans collectively evaluated for impairment	12,871	5,410	5,779	2,828	1,002	7,693	35,583
Acquired loans evaluated for impairment	174	12	94	33	36	9	358
Ending balance	$16,732	$5,422	$5,891	$2,861	$1,798	$7,895	$40,599
Period-end loan balances:
Loans individually evaluated for impairment(2)	$19,196	$3,655	$6,076	$6,022	$13,778	$7,588	$56,315
Loans collectively evaluated for impairment	1,324,636	933,352	983,400	258,887	146,621	514,713	4,161,609
Acquired nonimpaired loans	116,566	136,437	188,505	15,759	72,304	35,945	565,516
Acquired impaired loans	4,156	5,803	9,724	940	784	247	21,654
Ending balance(3)	$1,464,554	$1,079,247	$1,187,705	$281,608	$233,487	$558,493	$4,805,094

(Dollars in thousands)	Commercial	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential	Consumer	Complexity Risk (1)	Total
Year Ended December 31, 2016
Allowance for loan losses
Beginning balance	$11,156	$6,670	$6,487	$3,521	$2,281	$5,964	$1,010	$37,089
Charge-offs	(5,052)	(1,556)	(422)	(57)	(88)	(6,152)	—	(13,327)
Recoveries	594	117	322	484	254	1,232	—	3,003
Provision (credit)	6,260	1,163	2,466	(1,117)	(422)	4,989	(1,010)	12,329
Provision for acquired loans	381	194	62	7	34	(21)	—	657
Ending balance	$13,339	$6,588	$8,915	$2,838	$2,059	$6,012	$—	$39,751
Period-end allowance allocated to:
Loans individually evaluated for impairment	$322	$—	$1,247	$217	$911	$198	$—	$2,895
Loans collectively evaluated for impairment	12,834	6,573	7,482	2,535	1,125	5,797	—	36,346
Acquired loans evaluated for impairment	183	15	186	86	23	17	—	510
Ending balance	$13,339	$6,588	$8,915	$2,838	$2,059	$6,012	$—	$39,751
Period-end loan balances evaluated for:
Loans individually evaluated for impairment(2)	$2,266	$2,078	$9,898	$1,419	$13,547	$7,863	$—	$37,071
Loans collectively evaluated for impairment	1,120,193	899,590	921,333	189,468	157,738	386,146	—	3,674,468
Acquired nonimpaired loans	159,089	164,372	221,937	28,131	94,883	55,651	—	724,063
Acquired impaired loans	6,183	12,122	10,386	3,694	860	369	—	33,614
Ending balance(3)	$1,287,731	$1,078,162	$1,163,554	$222,712	$267,028	$450,029	$—	$4,469,216

(1)	Represents the portion of the allowance for loan losses established to account for the inherent complexity and uncertainty of estimates.

(2)
The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans which are considered to be impaired loans of $15.0 million at December 31, 2018, $20.1 million as of December 31, 2017, and $14.3 million at December 31, 2016.

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
The following tables show our nonaccrual and past due loans at the dates indicated:

	December 31, 2018
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$3,653	$993	$71	$4,717	$1,452,185	$1,531	$14,056	$1,472,489
Owner-occupied commercial	733	865	—	1,598	1,049,722	4,248	4,406	1,059,974
Commercial mortgages	1,388	908	—	2,296	1,148,988	7,504	3,951	1,162,739
Construction	157	—	—	157	312,879	749	2,781	316,566
Residential	1,970	345	660	2,975	194,960	761	2,854	201,550
Consumer	525	971	104	1,600	677,182	151	2,006	680,939
Total (1) (2)	$8,426	$4,082	$835	$13,343	$4,835,916	$14,944	$30,054	$4,894,257
% of Total Loans	0.17%	0.08%	0.02%	0.27%	98.81%	0.31%	0.61%	100.00%

(1)	Balances in table above includes $430.0 million in acquired non-impaired loans.

(2)	Residential accruing current balances excludes reverse mortgages at fair value of $16.5 million.

	December 31, 2017
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial	$1,050	$—	$—	$1,050	$1,440,291	$4,156	$19,057	$1,464,554
Owner-occupied commercial	2,069	233	—	2,302	1,067,488	5,803	3,654	1,079,247
Commercial mortgages	320	90	—	410	1,171,701	9,724	5,870	1,187,705
Construction	—	—	—	—	278,864	940	1,804	281,608
Residential	2,058	731	356	3,145	225,434	784	4,124	233,487
Consumer	1,117	463	105	1,685	554,634	247	1,927	558,493
Total (1) (2)	$6,614	$1,517	$461	$8,592	$4,738,412	$21,654	$36,436	$4,805,094
% of Total Loans	0.14%	0.03%	0.01%	0.18%	98.61%	0.45%	0.76%	100.00%

(1)	Balances in table above includes $565.5 million in acquired non-impaired loans.

(2)	Residential accruing current balances excludes reverse mortgages at fair value of $19.8 million.
Impaired Loans
Loans for which it is probable we will not collect all principal and interest due according to their contractual terms, which is assessed based on the credit characteristics of the loan and/or payment status, are measured for impairment in accordance with the provisions of ASC 310 and SAB 102. The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the fair value of collateral, if the loan is collateral dependent or (3) the loan’s observable market price. If the measure of the impaired loan is less than the recorded investment in the loan, a related allowance is allocated for the impairment.

The following tables provide an analysis of our impaired loans at December 31, 2018 and December 31, 2017:

	December 31, 2018
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve (2)	Related Reserve	Contractual Principal Balances (2)	Average Loan Balances
Commercial	$14,841	$8,625	$6,216	$878	$22,365	$18,484
Owner-occupied commercial	6,065	4,406	1,659	92	6,337	5,378
Commercial mortgages	5,679	4,083	1,596	79	15,372	7,438
Construction	3,530	—	3,530	458	5,082	5,091
Residential	11,321	6,442	4,879	581	13,771	12,589
Consumer	7,916	6,899	1,017	170	8,573	7,956
Total	$49,352	$30,455	$18,897	$2,258	$71,500	$56,936

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)	The above includes acquired impaired loans totaling $4.3 million in the ending loan balance and $4.8 million in the contractual principal balance.

	December 31, 2017
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve (2)	Related Reserve	Contractual Principal Balances (2)	Average Loan Balances
Commercial	$20,842	$3,422	$17,420	$3,861	$23,815	$15,072
Owner-occupied commercial	5,374	3,654	1,720	12	5,717	5,827
Commercial mortgages	7,598	4,487	3,111	112	16,658	12,630
Construction	6,292	6,023	269	33	6,800	4,523
Residential	14,181	8,282	5,899	796	17,015	14,533
Consumer	7,819	6,304	1,515	203	8,977	8,158
Total	$62,106	$32,172	$29,934	$5,017	$78,982	$60,743

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)	The above includes acquired impaired loans totaling $5.8 million in the ending loan balance and $6.8 million in the contractual principal balance.
Interest income of $0.8 million and $1.0 million was recognized on impaired loans during 2018 and 2017 respectively.
As of December 31, 2018, there were 26 residential loans and 11 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $1.9 million and $5.3 million, respectively. As of December 31, 2017, there were 33 residential loans and 8 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $2.9 million and $6.0 million, respectively.
Reserves on Acquired Nonimpaired Loans
In accordance with ASC 310, loans acquired by the Bank through its mergers with First National Bank of Wyoming (FNBW), Alliance Bancorp, Inc. (Alliance), and Penn Liberty Bank (Penn Liberty) are reflected on the balance sheet at their fair values on the date of acquisition as opposed to their contractual values. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date, the Bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

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
Commercial Credit Exposure

	December 31, 2018
(Dollars in thousands)	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial (1)
					Amount	%
Risk Rating:
Special mention	$8,710	$21,230	$—	$—	$29,940
Substandard:
Accrual	37,424	21,081	9,767	168	68,440
Nonaccrual	13,180	4,406	3,951	2,337	23,874
Doubtful	876	—	—	444	1,320
Total Special Mention and Substandard	60,190	46,717	13,718	2,949	123,574	3%
Acquired impaired	1,531	4,248	7,504	749	14,032	—%
Pass	1,410,768	1,009,009	1,141,517	312,868	3,874,162	97%
Total	$1,472,489	$1,059,974	$1,162,739	$316,566	$4,011,768	100%

(1)	Table includes $350.5 million of acquired non-impaired loans at December 31, 2018.

	December 31, 2017
	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial (1)
(Dollars in thousands)					Amount	%
Risk Rating:
Special mention	$22,789	$16,783	$—	$—	$39,572
Substandard:
Accrual	34,332	19,386	1,967	4,965	60,650
Nonaccrual	15,370	3,654	5,852	1,804	26,680
Doubtful	3,687	—	18	—	3,705
Total Special Mention and Substandard	76,178	39,823	7,837	6,769	130,607	3%
Acquired impaired	4,156	5,803	9,724	940	20,623	1%
Pass	1,384,220	1,033,621	1,170,144	273,899	3,861,884	96%
Total	$1,464,554	$1,079,247	$1,187,705	$281,608	$4,013,114	100%

(1)	Table includes $457.3 million of acquired non-impaired loans at December 31, 2017.
Residential and Consumer Credit Exposure

					Total Residential and Consumer(1)
	Residential		Consumer		2018		2017
(Dollars in thousands)	2018	2017	2018	2017	Amount	Percent	Amount	Percent
Nonperforming (2)	$11,017	$13,778	$7,883	$7,588	$18,900	2%	$21,366	3%
Acquired impaired loans	761	784	151	247	912	—%	1,031	—%
Performing	189,772	218,925	672,905	550,658	862,677	98%	769,583	97%
Total	$201,550	$233,487	$680,939	$558,493	$882,489	100%	$791,980	100%

(1)	Total includes acquired non-impaired loans of $79.5 million at December 31, 2018 and $108.2 million at December 31, 2017.

(2)
Includes $14.0 million as of December 31, 2018 and $15.3 million as of December 31, 2017 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans modified terms and are accruing interest.

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
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Performing TDRs	$14,953	$20,061
Nonperforming TDRs	10,211	9,627
Total TDRs	$25,164	$29,688
Approximately $1.2 million and $1.0 million in related reserves have been established for these loans at December 31, 2018 and December 31, 2017, respectively.

The following tables present information regarding the types of loan modifications made and the balances of loans modified as TDRs during the years ended December 31, 2018 and 2017:

	December 31, 2018					December 31, 2017
	Contractual payment reduction	Maturity date extension	Discharged in bankruptcy	Other (1)	Total	Contractual payment reduction	Maturity date extension	Discharged in bankruptcy	Other (1)	Total
Commercial	6	—	—	—	6	1	4	—	—	5
Owner-occupied commercial	—	—	—	—	—	—	1	—	—	1
Commercial mortgages	2	1	—	—	3	—	1	—	—	1
Construction	—	1	—	—	1	—	5	—	1	6
Residential	4	—	1	—	5	2	1	5	1	9
Consumer	8	2	7	3	20	1	4	12	8	25
	20	4	8	3	35	4	16	17	10	47

(1)	Other includes interest rate reduction, forbearance, and interest only payments.

	Year Ended December 31,
(Dollars in thousands)	2018		2017
	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$5,102	$5,102	$954	$954
Owner-occupied commercial	—	—	3,071	3,071
Commercial mortgages	2,190	2,190	183	183
Construction	920	920	6,054	6,054
Residential	557	557	1,652	1,652
Consumer	1,481	1,481	2,498	2,498
	$10,250	$10,250	$14,412	$14,412
Principal balances are generally not forgiven when a loans is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and payment is reasonably assured.
The TDRs shown in the table above resulted in a decreased our allowance for loan losses by $2.0 million through allocation of a related reserve, and resulted in $5.0 million of incremental charge-offs during the year ended December 31, 2018. For the year ended December 31, 2017, the TDRs set forth in the table above increased our allowance for loan losses by $0.1 million through allocation of a related reserve, and resulted in no incremental charge-offs.

9. PREMISES AND EQUIPMENT
The following table shows the components of premises and equipment, at cost, are summarized by major classifications:

	December 31,
(Dollars in thousands)	2018	2017
Land	$2,758	$2,758
Buildings	6,179	6,155
Leasehold improvements	49,704	48,573
Furniture and equipment	49,035	44,968
	107,676	102,454
Less: Accumulated depreciation	62,720	54,471
	$44,956	$47,983
Depreciation expense is computed on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. In general, computer equipment, furniture and equipment and building renovations are expensed over 3, 5 and 10 years, respectively. We recognized depreciation expense of $8.3 million, $8.6 million and $7.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We occupy certain premises including some with renewal options and operate certain equipment under leases with noncancelable terms ranging primarily from 1 year to 25 years. These leases are accounted for as operating leases. Accordingly, lease costs are expensed as incurred in accordance with ASC 840-20, Operating Leases. Rent expense was $12.9 million in 2018, $13.0 million in 2017 and $11.5 million in 2016. Future minimum cash payments under these leases at December 31, 2018 are as follows:

(Dollars in thousands)
2019	$11,562
2020	11,411
2021	11,132
2022	11,078
2023	11,141
Thereafter	169,929
Total future minimum lease payments	$226,253

10. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805 and ASC 350, all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.
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
Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and charged to results of operations in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. Goodwill totaled $166.0 million at both December 31, 2018 and 2017. The majority of this goodwill, $145.8 million, is in the WSFS Bank segment and is the result of a branch acquisition in 2008 and the purchases of Christiana Bank and Trust (CB&T) in 2010, Array (currently known as WSFS Mortgage) and Arrow in 2013, FNBW in 2014, Alliance in 2015 and Penn Liberty in 2016. The Wealth Management segment also recorded goodwill as a result of the acquisitions of CB&T in 2010 as well as Powdermill and West Capital in 2016.
ASC 350 states that an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Therefore the entity may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the quantitative assessment is not required. The entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to a quantitative assessment. The entity can resume performing the qualitative assessment in any subsequent period.
When required, the quantitative assessment is done by comparing the reporting unit’s aggregate fair value to its carrying value. The quantitative goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit exceeds the aggregate fair value, an impairment loss shall be recognized in an amount equal to that excess.
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
During the fourth quarter of 2018, we completed a quantitative assessment and determined the fair value of any of our reporting units exceeded their respective carrying amounts. No impairment losses related to our goodwill were recorded in 2018 or 2017, however, there can be no assurances that impairments to our goodwill will not occur in the future periods.
As of December 31, 2018, we had three operating segments: WSFS Bank, Cash Connect®, and Wealth Management. Our operating segments may contain one or more reporting units depending on economic characteristics, products and customers. When we acquire a business, we assign it to a reporting unit and allocate its goodwill to that reporting unit based on its relative fair value. Should we have a significant business reorganization, we may reallocate the goodwill. See Note 21 for additional information on management reporting.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth Management	Consolidated Company
December 31, 2016	$147,396	$20,143	$167,539
Goodwill adjustments(1)	(1,588)	56	(1,532)
December 31, 2017	145,808	20,199	166,007
Goodwill adjustments	—	—	—
December 31, 2018	$145,808	$20,199	$166,007

(1)
The goodwill adjustments for WSFS Bank represent remeasurement adjustments related to our acquisition of Penn Liberty in 2016. The goodwill adjustments for Wealth Management represent remeasurement adjustments related to our acquisition of West Capital in 2016.

ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes our intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
December 31, 2018
Core deposits	$10,658	$(5,285)	$5,373	10 years
Customer relationships	17,561	(5,815)	11,746	7-15 years
Non-compete agreements	221	(101)	120	5 years
Loan servicing rights	2,652	(1,301)	1,351	10-30 years
Favorable lease asset	1,932	(506)	1,426	10 months-18 years
Total other intangible assets	$33,024	$(13,008)	$20,016
December 31, 2017
Core deposits	$10,658	$(4,263)	$6,395	10 years
Customer relationships	17,561	(4,214)	13,347	7-15 years
Non-compete agreements	221	(57)	164	5 years
Loan servicing rights	2,132	(1,191)	941	10-30 years
Favorable lease asset	1,932	(342)	1,590	10 months-18 years
Total other intangible assets	$32,504	$(10,067)	$22,437
We recognized amortization expense on other intangible assets of $2.9 million, and $3.0 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following presents the estimated amortization expense of intangibles:

(Dollars in thousands)	Amortization of Intangibles
2019	$2,873
2020	2,677
2021	2,352
2022	2,289
2023	2,257
Thereafter	7,568
Total	$20,016

There was no impairment of other intangible assets as of December 31, 2018 or 2017. Changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

11. DEPOSITS

The following table is a summary of our deposits by category:

	December 31,
(Dollars in thousands)	2018	2017
Noninterest-bearing:
Noninterest-bearing demand	$1,626,252	$1,420,760
Total noninterest-bearing	$1,626,252	$1,420,760
Interest-bearing:
Interest-bearing demand	$1,062,228	$1,071,512
Savings	538,213	549,744
Money market	1,542,962	1,347,146
Customer time deposits	672,942	629,071
Brokered deposits	197,834	229,371
Total interest-bearing	$4,014,179	$3,826,844
Total deposits	$5,640,431	$5,247,604

The following table is a summary of the remaining time to maturity for customer time deposits:

	December 31,
(Dollars in thousands)	2018	2017
Certificates of deposit (not jumbo):
Less than one year	$228,045	$167,757
One year to two years	94,488	103,192
Two years to three years	14,441	46,827
Three years to four years	4,048	5,962
Over four years	5,927	6,399
Total certificates of deposit (not jumbo)	$346,949	$330,137
Jumbo certificates of deposit
Less than one year	$223,798	$166,348
One year to two years	91,486	94,905
Two years to three years	5,957	30,400
Three years to four years	2,399	3,512
Over four years	2,353	3,769
Total jumbo certificates of deposit	325,993	298,934
Total certificates of deposit	$672,942	$629,071
The following table is a summary of interest expense on deposits by category:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest-bearing demand	$4,523	$2,211	$1,119
Money market	9,854	4,690	3,343
Savings	1,030	1,017	655
Time deposits	8,591	4,806	3,303
Total customer interest expense	$23,998	$12,724	$8,420
Brokered deposits	5,070	2,180	1,001
Total interest expense on deposits	$29,068	$14,904	$9,421

12. BORROWED FUNDS
The following is a summary of borrowed funds by type, at or for the twelve months ended:

(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
December 31, 2018
FHLB advances	$328,465	2.52%	$695,484	$426,755	1.97%
Federal funds purchased	157,975	2.52	157,975	89,325	1.90
Trust preferred borrowings	67,011	4.51	67,011	67,011	3.84
Senior debt	98,388	4.50	98,388	98,275	4.80
Other borrowed funds	47,949	0.23	71,584	39,314	0.12
December 31, 2017
FHLB advances	$710,001	1.51%	$924,518	$716,962	1.15%
Federal funds purchased	28,000	1.54	135,000	87,438	1.11
Trust preferred borrowings	67,011	3.25	67,011	67,011	2.89
Senior debt	98,171	5.12	155,000	134,136	4.38
Other borrowed funds	34,623	0.09	97,984	43,514	0.09
Federal Home Loan Bank Advances
Advances from the FHLB with rates ranging from 1.50% to 2.79% at December 31, 2018 are due as follows:

(Dollars in thousands)	Amount	Weighted Average Rate
2019	$265,790	2.58%
2020	33,465	1.80
2021	29,210	2.77
	$328,465	2.52%
Pursuant to collateral agreements with the FHLB, advances are secured by qualifying loan collateral, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.
As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB in an amount at least equal to 0.10% of our member asset value plus 4.00% of advances outstanding. We were in compliance with this requirement with a stock investment in FHLB of $19.3 million at December 31, 2018 and $31.3 million at December 31, 2017. This stock is carried on the accompanying Consolidated Statements of Financial Condition at cost, which approximates liquidation value.
The decrease in FHLB stock was due to the decrease in FHLB advances outstanding. We received dividends on our stock investment in FHLB of $1.5 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively. For additional information regarding FHLB Stock, see Note 18.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
During 2018 and 2017, we purchased federal funds as a short-term funding source. At December 31, 2018, we had purchased $158.0 million in federal funds at an average rate of 2.52%. At December 31, 2017, we had purchased $28.0 million in federal funds at an average rate of 1.54%.
We had no securities sold under agreements to repurchase at December 31, 2018 and December 31, 2017.

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
On June 13, 2016, the Company issued $100 million of the 2016 senior notes. The 2016 senior notes mature on June 15, 2026 and have a fixed coupon rate of 4.50% from issuance to but excluding June 15, 2021 and a variable coupon rate of three month LIBOR plus 3.30% from June 15, 2021 until maturity. The 2016 senior notes may be redeemed beginning on June 15, 2021 at 100% of principal plus accrued and unpaid interest. The proceeds are being used for general corporate purposes.
Other Borrowed Funds
Included in other borrowed funds are collateralized borrowings of $47.9 million and $34.6 million at December 31, 2018 and 2017, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities. The average rates on these borrowings were 0.12% and 0.09% at December 31, 2018 and 2017 respectively.
Borrower in Custody
The Bank had $176.4 million and $222.8 million of loans pledged to the Federal Reserve of Philadelphia (FRB) at December 31, 2018 and December 31, 2017, respectively. The Bank did not borrow funds from the FRB during 2018 or 2017.

13. STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL
Savings associations such as the Bank are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements could result in certain actions by regulators that could have a material effect on the Company’s Consolidated Financial Statements. In July 2013, the Federal Reserve Board approved final rules (the “U.S. Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The U.S. Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, and included a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a minimum Tier 1 capital ratio of 6.00% of risk-weighted assets, and a current minimum total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets.
As of December 31, 2018 and 2017, the Bank was in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table presents the capital position of the Bank and the Company as of December 31, 2018 and 2017:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
December 31, 2018
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$788,512	13.37%	$471,659	8.00%	$589,574	10.00%
WSFS Financial Corporation	761,027	12.71	478,980	8.00	598,724	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	748,219	12.69	353,744	6.00	471,659	8.00
WSFS Financial Corporation	720,734	12.04	359,235	6.00	478,980	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	748,219	12.69	265,308	4.50	383,223	6.50
WSFS Financial Corporation	655,734	10.95	269,426	4.50	389,171	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	748,219	10.82	276,665	4.00	345,831	5.00
WSFS Financial Corporation	720,734	10.37	278,111	4.00	347,636	5.00

December 31, 2017
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$695,739	12.08%	$460,639	8.00%	$575,799	10.00%
WSFS Financial Corporation	659,376	11.41	462,195	8.00	577,743	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	654,308	11.36	345,480	6.00	460,639	8.00
WSFS Financial Corporation	617,945	10.70	346,646	6.00	462,195	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	654,308	11.36	259,110	4.50	374,270	6.50
WSFS Financial Corporation	552,982	9.57	259,984	4.50	375,533	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	654,308	9.73	269,008	4.00	336,260	5.00
WSFS Financial Corporation	617,945	9.15	270,249	4.00	337,812	5.00
The December 31, 2018 and 2017 capital ratios presented above were determined in accordance with the Basel III Capital Rules.

The Holding Company
As of December 31, 2018, our capital structure includes one class of stock, $0.01 par common stock outstanding with each share having equal voting rights.
In 2005, WSFS Capital Trust III, our unconsolidated subsidiary, issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The par value of these securities is $2.0 million and the aggregate principal is $67.0 million. The proceeds from the issue were invested in Junior Subordinated Debentures issued by the Company. These securities are treated as borrowings with interest included in interest expense on the Consolidated Statements of Income. At December 31, 2018, the coupon rate of the WSFS Capital Trust III securities was 4.51%. The effective rate will vary due to fluctuations in interest rates.
When infused into the Bank, the Trust Preferred Securities issued in 2005 qualify as Tier 1 capital. The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be undercapitalized within the meaning of the Prompt Corrective Action regulations.
At December 31, 2018, $30.6 million in cash remains at the holding company to support the parent company’s needs.

Pursuant to federal laws and regulations, our ability to engage in transactions with affiliated corporations, including the loan of funds to, or guarantee of the indebtedness of, an affiliate, is limited.
During the year ended December 31, 2018, the Company repurchased 691,742 common shares at an average price of $45.06 per share substantially completing our previous 5% buyback program approved by the Board of Directors in 2015. The Board of Directors approved a new share buy-back program in the fourth quarter of 2018 that will enable us to repurchase that will enable us to repurchase shares worth up to $15.4 million in 2019 after completion of our pending Merger with Beneficial. The program is consistent with our intent to return a minimum of 25% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks.

14. ASSOCIATE BENEFIT PLANS
Associate 401(k) Savings Plan
Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and our common stock. Generally, the principal and related earnings are tax deferred until withdrawn. We match a portion of the Associates’ contributions. As a result, our total cash contributions to the plan on behalf of our Associates resulted in an expense of $3.8 million, $3.6 million, and $3.1 million for 2018, 2017, and 2016, respectively.
All contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 100% is invested in target-date fund that corresponds with the participant’s age. Associates may generally make transfers to various other investment vehicles within the plan. The plan’s yearly activity includes net sales of 51,000, 156,000 and 36,000 shares of our common stock in 2018, 2017 and 2016 respectively. There were no purchases in 2018, 83,000 net purchases in 2017 and none in 2016.
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
We account for our obligations under the provisions of ASC 715, Compensation - Retirement Benefits (ASC 715). ASC 715 requires that we recognize the costs of these benefits over an Associate's active working career. Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year. We recognize our net periodic benefit cost in Salaries, benefits and other compensation in our Consolidated Statements of Income.
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
In accordance with ASC 715, during 2019 we expect to recognize $0.1 million of amortization related to net actuarial gain and $0.1 million of amortization related to the net transition obligation.

The following disclosures relating to postretirement medical benefits were measured at December 31:

(Dollars in thousands)	2018	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$1,990	$1,764	$1,805
Service cost	60	53	58
Interest cost	70	71	76
Actuarial gain	(143)	207	(68)
Benefits paid	(84)	(105)	(107)
Benefit obligation at end of year	$1,893	$1,990	$1,764
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	84	105	107
Benefits paid	(84)	(105)	(107)
Fair value of plan assets at end of year	$—	$—	$—
Funded status:
Unfunded status	$(1,893)	$(1,990)	$(1,764)
Total (income) recognized in other comprehensive income	(1,370)	(1,348)	(1,701)
Net amount recognized	$(3,263)	$(3,338)	$(3,465)
Components of net periodic benefit cost:
Service cost	$60	$53	$58
Interest cost	70	71	76
Amortization of transition obligation	(76)	(76)	(76)
Net (gain) loss recognition	(45)	(70)	505
Net periodic benefit cost	$9	$(22)	$563
Assumption used to determine net periodic benefit cost:
Discount rate	3.60%	4.10%	4.25%
Assumption used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	4.20%	3.60%	4.10%
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)
During 2018	$68
During 2019	69
During 2020	69
During 2021	72
During 2022	76
During 2023 through 2027	463
$817
We assume medical benefits will increase at an average rate of less than 10% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2018, this annual premium cap amounted to $3,553 per retiree. We estimate that we will contribute approximately $3,695 per retiree to the plan during fiscal 2019.

Alliance Associate Pension Plan
During the fourth quarter of 2015, we completed the acquisition of Alliance and its wholly-owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At the time of the acquisition we assumed the Alliance pension plan offered to current Alliance associates. The net amount recognized in 2018 was $0.3 million.
No estimated net loss and prior service cost for the defined benefit pension plans will be amortized from the accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

The following disclosures relating to Alliance pension benefits were measured at December 31:

(Dollars in thousands)	2018	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$7,853	$7,517	$7,148
Interest cost	279	297	301
Settlements	(1,142)	—	—
Disbursements	(271)	(407)	(374)
Actuarial loss	(430)	446	442
Benefit obligation at end of year	$6,289	$7,853	$7,517
Change in plan assets:
Fair value of plan assets at beginning of year	$8,378	$7,504	$7,397
Actual return on Plan Assets	(393)	1,314	518
Settlements	(1,146)	—	—
Benefits paid	(271)	(407)	(374)
Administrative Expenses	(35)	(33)	(37)
Fair value of plan assets at end of year	$6,533	$8,378	$7,504
Funded status:
Unfunded status	$(6,289)	$(7,853)	$(7,517)
Total loss (income) recognized in other comprehensive income	6,533	8,378	7,504
Net amount recognized	$244	$525	$(13)
Components of net periodic benefit cost:
Service cost	$40	$40	$40
Interest cost	279	297	301
Expected return on plan assets	(596)	(548)	(541)
Settlements	(24)	—	—
Net gain recognition	413	(170)	(157)
Net periodic benefit cost	$112	$(381)	$(357)
Assumptions used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate for Net Periodic Benefit Cost	3.60%	4.00%	4.00%
Expected Return on Plan Assets	7.50%	7.50%	7.50%
Discount rate for Disclosure Obligations	4.20%	3.60%	4.00%

Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)
During 2019	$312
During 2020	310
During 2021	432
During 2022	318
During 2023	322
During 2024 through 2028	2,810
$4,504
During the fourth quarter of 2018, the Company notified the Alliance pension plan participants of its intention to terminate the plan. The Company anticipates completing the pension plan termination in 2019. As of December 31, 2018, the valuation of the benefit obligations and estimated future benefit payments did not include termination assumptions.
We have five additional plans which are no longer being provided to Associates: (1) a Supplemental Pension Plan with a corresponding liability of $0.7 million for both December 31, 2018 and 2017 ; (2) an Early Retirement Window Plan with a corresponding liability of $0.1 million for both December 31, 2018 and 2017; (3) a Director’s Plan with a corresponding asset of less than $0.1 million for both December 31, 2018 and 2017; (4) a Supplemental Executive Retirement Plan with a corresponding liability of $1.5 million for both December 31, 2018 and 2017 respectively, and; (5) a Post-Retirement Medical Plan with a corresponding liability of $0.1 million for both December 31, 2018 and 2017.
15. INCOME TAXES
The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Our income tax provision consists of the following:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Current income taxes:
Federal taxes	$26,164	$36,005	$23,857
State and local taxes	6,513	4,342	3,847
Deferred income taxes:
Federal taxes	3,455	17,899	5,135
State and local taxes	(77)	—	235
Total	$36,055	$58,246	$33,074
Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Deferred tax assets:
Unrealized losses on available-for-sale securities	$4,350	$2,084
Allowance for loan losses	8,303	8,526
Purchase accounting adjustments—loans	2,427	3,487
Reserves and other accruals	10,426	9,194
Provision for legal settlement	—	2,520
Deferred gains	458	589
Net operating losses	165	188
Derivatives	775	757
Reverse mortgages	384	606
Total deferred tax assets	$27,288	$27,951
Deferred tax liabilities:
Unrealized gains on equity investments	$(4,203)	$—
Accelerated depreciation	(806)	(778)
Other	(537)	(326)
Bank-owned life insurance	—	(5,387)
Deferred loan costs	(2,052)	(989)
Intangibles	(4,130)	(3,826)
Total deferred tax liabilities	(11,728)	(11,306)
Net deferred tax asset	$15,560	$16,645

Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. In 2018, such items consisted primarily of $4.4 million of unrealized losses on certain investments in debt and equity securities accounted for under ASC 320 along with $0.3 million of unrealized gains related to postretirement benefit obligations accounted for under ASC 715 and $0.8 million of unrealized losses on derivatives accounted for under ASC 815. In 2017, they consisted primarily of $2.1 million of unrealized losses on certain investments in debt and equity securities along with $0.3 million of unrealized gains related to postretirement benefit obligations and $0.8 million of unrealized losses on derivatives.

On December 22, 2017 the Tax Reform Act (the Act) was enacted. As a result, we were required to re-measure our existing net deferred tax asset (DTA) on that date based on the future federal corporate income tax rate of 21%. This DTA re-measurement resulted in a one-time charge to income tax expense in 2017 in the amount of $14.5 million, which we estimated as required under ASC 740 and which was based on our initial analysis of the impact of the provisions of the Act. During 2018, we recorded certain tax provision to tax return true-up adjustments associated with items that were finalized as part of our 2017 tax return filing during the year. We recorded a $0.9 million tax benefit in 2018, primarily for deferred tax temporary difference items that were claimed on the 2017 tax return at a 35% federal tax rate that were recorded at December 31, 2017 as anticipating to be deducted at a 21% federal tax rate. There were no remaining provisional items as of December 31, 2018.
Based on our history of prior earnings and our expectations of the future, it is anticipated that operating income and the reversal pattern of our temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $15.6 million at December 31, 2018.
Due to the reduction in the corporate tax rate resulting from the Tax Reform Act, in 2017, we decided to surrender substantially all of our bank-owned life insurance (BOLI) policies. While the formal surrender did not occur until 2018, we were required under ASC 740 to record a deferred tax liability in 2017 for the income tax effect of the surrender. We owed approximately $7.5 million for federal income taxes and an early-surrender penalty in 2018 due to the BOLI surrender.

A reconciliation showing the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:

	Year ended December 31,
Year Ended December 31,	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State tax, net of federal tax benefit	3.1	2.7	3.1
Adjustment to net deferred tax asset for enacted changes in tax laws and rates	(0.5)	13.4	—
Nondeductible acquisition costs	0.4	—	0.2
Tax-exempt interest	(0.8)	(1.9)	(2.1)
Bank-owned life insurance income	—	(0.5)	(0.3)
Excess tax benefits from share-based compensation	(1.8)	(2.0)	(1.4)
Surrender of bank-owned life insurance policies	—	7.3	—
Federal tax credits, net of amortization	(0.1)	(0.3)	(0.5)
Other	(0.2)	—	—
Effective tax rate	21.1%	53.7%	34.0%
As a result of the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” we recorded $3.5 million, $2.3 million and $1.5 million of income tax benefits in 2018, 2017 and 2016, respectively, related to excess tax benefits from stock compensation. Prior to 2016, such excess tax benefits were recorded directly in stockholders’ equity. This accounting standard will result in volatility to future effective tax rates.
We have $0.8 million of remaining Federal net operating losses. Such NOLs expire beginning in 2030 and, due to Internal Revenue Service (IRS) limitations, $0.1 million are being utilized each year. Accordingly, we fully expect to utilize all of these NOLs. We have no state NOLs.
We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.
We record interest and penalties on potential income tax deficiencies as income tax expense. Federal tax years 2015 through 2018 remain subject to examination as of December 31, 2018, while tax years 2015 through 2018 remain subject to examination by state taxing jurisdictions. No federal or state income tax return examinations are currently in process. We do not expect to record or realize any material unrecognized tax benefits during 2019.
ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. We recognize, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Financial Statements. Assessment of uncertain tax positions under ASC 740 requires careful consideration of the technical merits of a position based on our analysis of tax regulations and interpretations. There are no unrecognized tax benefits related to ASC 740 as of December 31, 2018 nor has there been any unrecognized tax benefit activity since December 31, 2012.
As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $1.9 million of such amortization has been reflected as income tax expense for the year ended December 31, 2018, compared to $1.7 million and $1.6 million for the years ended December 31, 2017 and December 31, 2016, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2018 were $1.7 million, $1.9 million and $0.3 million respectively. The carrying value of the investment in affordable housing credits is $16.9 million at December 31, 2018, compared to $13.8 million at December 31, 2017.

16. STOCK-BASED COMPENSATION
Our Stock Incentive Plans provide for the granting of stock options, stock appreciation rights, performance awards, restricted stock and restricted stock unit awards (RSUs), deferred stock units, and other awards that are payable in or valued by reference to our common shares. Upon stockholder approval in 2018, the 2013 Incentive Plan was replaced by the 2018 Incentive Plan (2018 Plan). We still have awards outstanding under the 2013 Plan for officers, directors and Associates. The 2018 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 2013 Plan and the 2018 Plan are referred to as Stock Incentive Plans. The number of shares reserved for issuance under the 2018 Plan is 1,500,000, of which 1,483,392 shares were available for future grants at December 31, 2018. Generally, all awards become exercisable immediately in the event of a change in control, as defined within the Stock Incentive Plans.
Total stock-based compensation expense recognized was $2.6 million ($2.0 million after tax) for 2018, $3.7 million ($2.5 million after tax) for 2017, and $3.0 million ($2.0 million after tax) for 2016. Stock-based compensation expense related to awards granted to Associates is recorded in Salaries, benefits and other compensation; expense related to awards granted to directors is recorded in Other operating expense in our Consolidated Statements of Income.
Stock Options
Stock options are granted with an exercise price not less than the fair market value of our common stock on the date of the grant. With the exception of certain Non-Plan Stock Options (as defined below), all stock options granted during 2018, 2017, and 2016 vest in 25% per annum increments, start to become exercisable in April of the year following the year of grant, and expire between five years and seven years from the grant date. We issue new shares upon the exercise of options.
We determine the grant date fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are subjective. Beginning in 2016, the expected term was derived from historical exercise patterns and represents the amount of time that stock options granted are expected to be outstanding. Other significant assumptions to determine 2018, 2017, and 2016 grant date fair value included volatility measured using the fluctuation in month end closing stock prices over a period which corresponds with the average expected option life; a weighted-average risk-free rate of return (zero coupon treasury yield); and a dividend yield indicative of our current dividend rate. The assumptions for options issued during 2018, 2017, and 2016 are presented below:

	2018	2017	2016
Expected term (in years)	5.3	5.3	5.3
Volatility	23.0%	24.9%	29.6%
Weighted-average risk-free interest rate	2.69%	1.95%	1.25%
Dividend yield	0.74%	0.60%	0.80%
On April 25, 2013 stockholders approved a change in future compensation for Mark A. Turner, President and CEO. As a result, Mr. Turner was granted 750,000 non-statutory stock options (Non-Plan Stock Options) with a longer and slower vesting schedule than our standard options. Under this vesting schedule, 40% of these options vested after the second year and 20% vested in each of the following three years. These options were awarded at an exercise price of 20% over the December 2012 market value (the date on which framework of the plan was decided). Upon the grant, Mr. Turner was no longer eligible to receive grants under any of our other stock based award programs for a period of 5 years, ending on February 28, 2018. The Black-Scholes option-pricing model was used to determine the grant date fair value of the options. Significant assumptions used in the model included a weighted-average risk-free rate of return (zero coupon treasury yield) of 0.76%; an expected option life of 5 years; an expected stock price volatility of 40.5%; and a dividend yield of 1.01%. These awards fully vested in 2018. At December 31, 2018, 376,177 of these option awards were outstanding and exercisable. In March 2018, based on performance in 2017, Mr. Turner was granted stock options and RSUs with terms and conditions, including exercise price and vesting period, pursuant to our 2013 Incentive Plan.
Additionally, in 2013, 450,000 incentive stock options were issued to certain executive officers of the Company under the 2013 Plan. These options had the same vesting schedule and exercise price as the Non-Plan Stock Options granted to Mr. Turner. The Black-Scholes option-pricing model with the same assumptions as the Non-Plan Stock Options was used to determine the grant date fair value of the options. These awards fully vested in 2018.

A summary of the status of our options as of December 31, 2018, and changes during the year, is presented below:

	2018
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value (In Thousands)
Stock Options:
Outstanding at beginning of year	1,339,106	$19.08	2.56	$38,525
Plus: Granted	72,521	48.33
Less: Exercised	613,588	17.63
Forfeited	7,295	47.01
Outstanding at end of year	790,744	22.48	2.18	13,235
Nonvested at end of year	124,348	42.76	5.69	603
Exercisable at end of year	666,396	18.69	1.58	12,923
The weighted-average fair value of options granted was $11.62 in 2018, $11.50 in 2017 and $7.84 in 2016. The aggregate intrinsic value of options exercised was $20.6 million in 2018, $7.5 million in 2017, and $5.0 million in 2016.
The following table provides information about our nonvested stock options outstanding at December 31, 2018:

	2018
	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Stock Options:
Nonvested at beginning of period	389,134	$23.25	$6.24
Plus: Granted	72,521	48.33	11.62
Less: Vested	330,012	20.59	5.69
Forfeited	7,295	47.01	11.38
Nonvested at end of period	124,348	42.76	10.38
The total amount of unrecognized compensation cost related to nonvested stock options as of December 31, 2018 was $0.9 million. The weighted-average period over which the expense is expected to be recognized is 2.6 years. During 2018, we recognized $0.7 million of compensation expense related to these awards.
Restricted Stock Units
RSUs are granted at no cost to the recipient and generally vest over a four year period. All outstanding awards granted to senior executives vest over no less than a four year period. The 2013 and 2018 Plans allow for awards with vesting periods less than four years, subject to Board approval. The fair value of RSUs is equal to the fair value of the common stock on the date of grant.
We recognize the expense related to RSUs granted to Associates in Salaries, benefits and other compensation and granted to directors in Other operating expense on an accrual basis over the requisite service period for the entire award. When we award restricted stock to individuals from whom we may not receive services in the future, we recognize the expense of restricted stock grants when we make the award, instead of amortizing the expense over the vesting period of the award.
The weighted-average fair value of RSUs granted was $48.38 in 2018, $47.05 in 2017, and $29.94 in 2016. The total amount of compensation cost to be recognized relating to nonvested restricted stock as of December 31, 2018, was $3.6 million. The weighted-average period over which the cost is expected to be recognized is 2.6 years. During 2018, we recognized $1.6 million of compensation cost related to these awards.

The following table summarizes the Company’s RSUs and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2017	114,388	$35.54
Plus: Granted	49,561	48.38
Less: Vested	62,500	32.48
Forfeited	5,742	39.77
Balance at December 31, 2018	95,707	43.08
The total fair value of RSUs that vested was $1.6 million in 2018, $1.2 million in 2017, and $1.4 million in 2016.
17. COMMITMENTS AND CONTINGENCIES
Data Processing and Network Operations
We have entered into contracts to manage our network operations, data processing and other related services. The projected amounts of future minimum payments contractually due are as follows:

(Dollars in thousands)
Year	Amount
2019	$6,660
2020	4,019
2021	1,684
2022	1,134
2023	325
Legal Proceedings
In the ordinary course of business, we are subject to legal actions that involve claims for monetary relief. See Note 24 for additional information.

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

The following represents a summary of off-balance sheet financial instruments at year-end:

	December 31,
(Dollars in thousands)	2018	2017
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$177,767	$191,675
Commercial mortgage loan commitments	43,624	32,346
Commercial loan commitments	629,729	645,924
Commercial owner-occupied commitments	43,879	55,545
Commercial standby letters of credit	71,233	75,446
Residential mortgage loan commitments	6,297	8,057
Consumer loan commitments	330,929	296,010
Total	$1,303,458	$1,305,003
At December 31, 2018, we had total commitments to extend credit of $1.3 billion. Commitments for consumer lines of credit were $330.9 million of which, $308.9 million were secured by real estate. Residential mortgage loan commitments generally have closing dates within a one month period but can be extended to six months. Not reflected in the table above are commitments to sell residential mortgages of $32.4 million and $28.8 million at December 31, 2018 and 2017, respectively.
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
Indemnifications

•
Secondary Market Loan Sales: Given the current interest rate environment, coupled with our desire not to hold these assets in our portfolio, we generally sell newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis to government-sponsored enterprises, such as the Federal Home Loan Mortgage Corp (FHLMC), the Federal National Mortgage Association (FNMA), and the FHLB. Loans held for sale are reflected on our Consolidated Statements of Financial Condition at their fair value with changes in the value reflected in our Consolidated Statements of Income. Gains and losses are recognized at the time of sale. We periodically retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that we intend to sell in the secondary market are accounted for as derivatives under ASC 815.

We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or an agreement to repurchase the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no repurchases for the years ended December 31, 2018 and December 31, 2017.

•
Swap Guarantees: We entered into agreements with five unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. Under the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives.

At December 31, 2018, there were 136 variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers. The initial notional aggregate amount was approximately $581.5 million, with maturities ranging from under one year to 11 years. The aggregate fair value of these swaps to the customers was a liability of $0.3 million as of December 31, 2018, of which 50 swaps, with a liability of $4.6 million, were in paying positions to a third party. We had no reserves for the swap guarantees as of December 31, 2018.

At December 31, 2017, there were 134 variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers. The initial notional aggregated amount was approximately $561.8 million, with maturities ranging from under one year to ten years. The aggregate fair value of these swaps to the customers was a liability of $3.3 million as of December 31, 2017, of which 80 swaps, with a liability of $5.4 million, were in paying positions to a third party. We had no reserves for the swap guarantees as of December 31, 2017.
18. FAIR VALUE DISCLOSURES OF FINANCIAL ASSETS AND LIABILITIES
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

The following tables present financial instruments carried at fair value as of December 31, 2018 and December 31, 2017 by level in the valuation hierarchy (as described above):

	December 31, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$371,750	$—	$371,750
FNMA MBS	—	644,073	—	644,073
FHLMC MBS	—	153,922	—	153,922
GNMA MBS	—	35,334	—	35,334
Other assets	—	2,098	—	2,098
Total assets measured at fair value on a recurring basis	$—	$1,207,177	$—	$1,207,177
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,493	$—	$3,493
Assets measured at fair value on a nonrecurring basis:
Other investments(1)	$—	$—	$37,233	$37,233
Other real estate owned	—	—	2,668	2,668
Loans held for sale	—	25,318	—	25,318
Impaired loans, net	—	—	47,094	47,094
Total assets measured at fair value on a nonrecurring basis	$—	$25,318	$86,995	$112,313

(1)	See Note 1 for additional disclosures resulting from the Company's adoption of ASU 2016-01.

	December 31, 2017
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$246,539	$—	$246,539
FNMA MBS	—	473,987	—	473,987
FHLMC MBS	—	87,875	—	87,875
GNMA MBS	—	29,098	—	29,098
Other investments	623	—	—	623
Other assets	—	747	—	747
Total assets measured at fair value on a recurring basis	$623	$838,246	$—	$838,869
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,225	$—	$3,225
Assets measured at fair value on a nonrecurring basis:
Other real estate owned	$—	$—	$2,503	$2,503
Loans held for sale	—	31,055	—	31,055
Impaired loans, net	—	—	57,089	57,089
Total assets measured at fair value on a nonrecurring basis	$—	$31,055	$59,592	$90,647
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during 2018 and 2017.
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

Available-for-sale securities
As of December 31, 2018 securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are $1.2 billion in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
Other investments
Other investments includes investments in equity securities with and without readily determinable fair values. Equity investments with readily determinable fair values are categorized as Level 1. Equity investments without readily determinable fair values, which includes our Visa Class B shares, are categorized as Level 3. Our Visa Class B ownership includes shares acquired at no cost from our prior participation in Visa’s network while Visa operated as a cooperative as well as shares subsequently acquired through private transactions and auctions.
Our equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period. As a result of our adoption of ASU 2016-01 and observable market transactions, we recorded an unrealized gain on our Visa Class B shares of $20.7 million during the year ended December 31, 2018. See Note 1 for further information.
Other assets
Other assets include the fair value of derivatives on the residential mortgage held for sale loan pipeline. Valuation of the derivative related to the residential mortgage held for sale loan pipeline is based on valuation of the loans held for sale portfolio as described below in Loans held for sale.
Other liabilities
Other liabilities include the fair value of interest rate swaps and derivatives on the residential mortgage held for sale loan pipeline. Valuation of our cash flow derivatives is obtained from an independent pricing service and also from the derivative counterparty. Valuation of the derivative related to the residential mortgage held for sale loan pipeline is based on valuation of the loans held for sale portfolio as described below in Loans held for sale.
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
The gross amount of impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans was $49.4 million and $62.1 million at December 31, 2018 and December 31, 2017, respectively. The valuation allowance on impaired loans was $2.3 million as of December 31, 2018 and $5.0 million as of December 31, 2017.

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
Other investments
Other investments includes our investments in equity securities with and without readily determinable fair values. See “Fair Value of Financial Assets and Liabilities” above.
Loans held for sale
Loans held for sale are carried at their fair value. See “Fair Value of Financial Assets and Liabilities” above.
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial mortgages, owner-occupied commercial, construction, residential mortgages and consumer. For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans, with the exception of reverse mortgages, are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair values of reverse mortgages are based on the net present value of the expected cash flows using a discount rate specific to the reverse mortgages portfolio. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are used if appraisals are not available. This technique contemplates an exit price.
Stock in the Federal Home Loan Bank (FHLB) of Pittsburgh
The fair value of FHLB stock is assumed to be equal to its cost basis, since the stock is non-marketable but redeemable at its par value.
Other assets
Other assets includes, among other things, investments in subsidiaries, prepaid expenses, interest and fee income receivable, derivatives on the residential mortgage held for sale loan pipeline and deferred tax assets. See “Fair Value of Financial Assets and Liabilities” above.

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

Other liabilities
Other liabilities includes, among others, cash flow derivatives and derivatives on the residential mortgage held for sale loan pipeline. See “Fair Value of Financial Assets and Liabilities” above.
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, approximates the recorded net deferred fee amounts, which are not significant. Because commitments to extend credit and letters of credit are generally not assignable by either us or the borrower, they only have value to us and the borrower.
The book value and estimated fair value of our financial instruments are as follows:

		December 31,
	Fair Value Measurement	2018		2017
(Dollars in thousands)		Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$620,757	$620,757	$723,866	$723,866
Investment securities available for sale	See previous table	1,205,079	1,205,079	837,499	837,499
Investment securities held to maturity	Level 2	149,950	149,431	161,186	162,853
Other investments	Level 1,3	37,233	37,233	14,671	45,326
Loans, held for sale	Level 2	25,318	25,318	31,055	31,055
Loans, net(1)(2)	Level 3	4,816,825	4,772,377	4,719,229	4,699,458
Impaired loans, net	Level 3	47,094	47,094	57,089	57,089
Stock in FHLB of Pittsburgh	Level 2	19,259	19,259	31,284	31,284
Accrued interest receivable	Level 2	22,001	22,001	19,405	19,405
Other assets	Level 2	2,098	2,098	2,883	2,883
Financial liabilities:
Deposits	Level 2	$5,640,431	$5,597,227	$5,247,604	$4,848,588
Borrowed funds	Level 2	699,788	694,526	937,806	937,605
Standby letters of credit	Level 3	495	495	603	603
Accrued interest payable	Level 2	1,900	1,900	1,037	1,037
Other liabilities	Level 2	3,493	3,493	3,188	3,188

(1)	Excludes impaired loans, net.

(2)	Includes reverse mortgage loans, which are categorized as Level 3.
At December 31, 2018 and December 31, 2017 we had no commitments to extend credit measured at fair value.

19. DERIVATIVE FINANCIAL INSTRUMENTS
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
Fair Values of Derivative Instruments
The table below presents the fair value of our derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of December 31, 2018.

		Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	3	$75,000	Other liabilities	$(3,308)
Total		$75,000		$(3,308)
Derivatives not designated as hedging instruments:
Interest rate lock commitments with customers		$40,795	Other assets	$686
Interest rate lock commitments with customers		6,530	Other liabilities	(24)
Forward sale commitments		19,732	Other assets	143
Forward sale commitments		25,876	Other liabilities	(161)
Total		$92,933		$644
Total derivatives		$167,933		$(2,664)
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the year ended December 31, 2018, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2018, we did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest income as interest payments are received on our variable-rate pooled loans. During the next twelve months, we estimate that $1.1 million will be reclassified as an increase to interest income. During the year ended December 31, 2018, $0.7 million was reclassified into interest income.
We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of one month (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of December 31, 2018, we had three outstanding interest rate derivatives with an aggregate notional amount of $75 million that were designated as cash flow hedges of interest rate risk.

Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2018 and December 31, 2017.

	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) or Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Twelve Months Ended
Derivatives in Cash Flow Hedging Relationships	2018	2017
Interest Rate Products	$(56)	$184	Interest income
Total	$(56)	$184

	Amount of (Loss) or Gain Recognized in Income		Location of (Loss) or Gain Recognized in Income
(Dollars in thousands)	Twelve Months Ended
Derivatives Not Designated as a Hedging Instrument	2018	2017
Interest Rate Lock Commitments	$(28)	$680	Mortgage banking activities, net
Forward Sale Commitments	(336)	(986)	Mortgage banking activities, net
Total	$(364)	$(306)
Credit-risk-related Contingent Features
We have agreements with certain derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
We also have agreements with certain derivative counterparties that contain a provision where if we fail to maintain our status as a well capitalized or adequately capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements.
As of December 31, 2018 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.3 million. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $5.6 million against our obligations under these agreements. If we had breached any of these provisions at December 31, 2018, we could have been required to settle our obligations under the agreements at the termination value.
20. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time we enter into transactions with related parties, including, but not limited to, our officers and directors. These transactions are made on substantially the same terms and conditions, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to us. Any related party loans exceeding $500,000 require review and approval by the Board of Directors. In 2018, there was one loan transaction to an executive officer exceeding $500,000, and this loan was approved by the Board.
The outstanding balances of loans to related parties at December 31, 2018 and 2017 were $1.2 million in both periods. Total deposits from related parties at December 31, 2018 and 2017 were $5.4 million in both periods. During 2018, new loans and credit line advances to related parties were $1.7 million and repayments were $1.7 million.

21. SEGMENT INFORMATION
As defined in ASC 280, Segment Reporting (ASC 280), an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax net income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: WSFS Bank, Cash Connect®, and Wealth Management.
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
Out Cash Connect® segment provides ATM vault cash, smart safe and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide. The balance sheet category Cash in non-owned ATMs includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect®.
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser is a fee-only wealth management firm managing a "balanced" investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS Bank (doing business as WSFS Institutional Services) provides personal trust and fiduciary services, as well as trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other wealth management units to provide comprehensive solutions to clients.

The following tables show segment results for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31, 2018
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$282,846	$—	$10,127	$292,973
Noninterest income	70,894	50,679	40,968	162,541
Total external customer revenues	353,740	50,679	51,095	455,514
Inter-segment revenues:
Interest income	14,722	—	11,850	26,572
Noninterest income	8,793	774	145	9,712
Total inter-segment revenues	23,515	774	11,995	36,284
Total revenue	377,255	51,453	63,090	491,798
External customer expenses:
Interest expense	43,671	—	2,828	46,499
Noninterest expenses	172,254	32,378	20,415	225,047
Provision for loan losses	12,934	—	236	13,170
Total external customer expenses	228,859	32,378	23,479	284,716
Inter-segment expenses
Interest expense	11,850	10,417	4,305	26,572
Noninterest expenses	919	2,603	6,190	9,712
Total inter-segment expenses	12,769	13,020	10,495	36,284
Total expenses	241,628	45,398	33,974	321,000
Income before taxes	$135,627	$6,055	$29,116	$170,798
Income tax provision				36,055
Consolidated net income				$134,743

	Year Ended December 31, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$245,932	$—	$8,794	$254,726
Noninterest income	45,749	42,641	36,254	124,644
Total external customer revenues	291,681	42,641	45,048	379,370
Inter-segment revenues:
Interest income	9,567	—	9,012	18,579
Noninterest income	7,651	810	146	8,607
Total inter-segment revenues	17,218	810	9,158	27,186
Total revenue	308,899	43,451	54,206	406,556
External customer expenses:
Interest expense	32,249	—	1,206	33,455
Noninterest expenses	158,942	26,654	40,865	226,461
Provision for loan losses	10,527	—	437	10,964
Total external customer expenses	201,718	26,654	42,508	270,880
Inter-segment expenses
Interest expense	9,012	6,812	2,755	18,579
Noninterest expenses	956	2,603	5,048	8,607
Total inter-segment expenses	9,968	9,415	7,803	27,186
Total expenses	211,686	36,069	50,311	298,066
Income before taxes	$97,213	$7,382	$3,895	$108,490
Income tax provision				58,246
Consolidated net income				$50,244

	Year Ended December 31, 2016
(Dollars in thousands)	WSFS Bank	Cash Connect®		Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$208,525	$—		$8,053	$216,578
Noninterest income	42,565	35,776	(r)	26,720	105,061
Total external customer revenues	251,090	35,776		34,773	321,639
Inter-segment revenues:
Interest income	4,963	—		7,150	12,113
Noninterest income	8,145	835		118	9,098
Total inter-segment revenues	13,108	835		7,268	21,211
Total revenue	264,198	36,611		42,041	342,850
External customer expenses:
Interest expense	22,028	—		805	22,833
Noninterest expenses	146,526	22,442	(r)	19,698	188,666
Provision for loan losses	9,370	—		3,616	12,986
Total external customer expenses	177,924	22,442		24,119	224,485
Inter-segment expenses
Interest expense	7,150	2,915		2,048	12,113
Noninterest expenses	953	2,799		5,346	9,098
Total inter-segment expenses	8,103	5,714		7,394	21,211
Total expenses	186,027	28,156		31,513	245,696
Income before taxes	$78,171	$8,455		$10,528	$97,154
Income tax provision					33,074
Consolidated net income					$64,080
(r) Noninterest income and noninterest expense for the period ended December 31, 2016 have been restated to correct an immaterial error related to revenue earned for cash servicing fees. See Note 2 - Summary of Significant Accounting Policies for further information.

The following table shows significant components of segment net assets as of December 31, 2018 and 2017:

	December 31,
	2018				2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Cash and cash equivalents	$115,147	$491,863	$13,747	$620,757	$104,530	$611,385	$7,951	$723,866
Goodwill	145,808	—	20,199	166,007	145,808	—	20,199	166,007
Other segment assets	6,225,820	7,743	228,543	6,462,106	5,882,910	6,078	220,679	6,109,667
Total segment assets	$6,486,775	$499,606	$262,489	$7,248,870	$6,133,248	$617,463	$248,829	$6,999,540
Capital expenditures	$4,779	$375	$344	$5,498	$8,197	$184	$613	$8,994

22. PARENT COMPANY FINANCIAL INFORMATION
Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Income:
Interest income	$1,591	$3,167	$3,402
Unrealized gains on equity investments	15,819	—	—
Noninterest income	28,038	20,528	68,498
	45,448	23,695	71,900
Expenses:
Interest expense	7,290	9,168	7,979
Other operating expenses	245	996	747
	7,535	10,164	8,726
Income before equity in undistributed income of subsidiaries	37,913	13,531	63,174
Equity in undistributed income (loss) of subsidiaries	97,626	35,722	(779)
Income before taxes	135,539	49,253	62,395
Income tax provision (benefit)	796	(991)	(1,685)
Net income allocable to common stockholders	$134,743	$50,244	$64,080

Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2018	2017
Assets:
Cash	$30,581	$37,344
Investment in subsidiaries	923,381	833,763
Investment in Capital Trust III	2,011	2,011
Other assets	31,050	17,465
Total assets	$987,023	$890,583
Liabilities:
Trust preferred	$67,011	$67,011
Senior debt	98,388	98,171
Interest payable	443	388
Other liabilities	261	668
Total liabilities	166,103	166,238
Stockholders’ equity:
Common stock	569	563
Capital in excess of par value	349,810	336,271
Accumulated other comprehensive loss	(15,394)	(8,152)
Retained earnings	791,031	669,557
Treasury stock	(305,096)	(273,894)
Total stockholders’ equity	820,920	724,345
Total liabilities and stockholders’ equity	$987,023	$890,583

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Operating activities:
Net income	$134,743	$50,244	$64,080
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(97,626)	(35,722)	779
Gain on sale of equity investments, net	(3,757)	—	—
Unrealized gains on equity investments	(15,088)	—	—
(Decrease) increase in other assets	2,265	1,618	133
(Decrease) increase in other liabilities	(237)	1,422	655
Net cash provided by operating activities	20,300	17,562	65,647
Investing activities:
Payments for investment in and advances to subsidiaries	—	(1,360)	(119)
Sale or repayment of investments in and advances to subsidiaries	—	1,066	1,220
Sale of Visa Class B shares	6,186	—	—
Net cash from business combinations	—	—	(57,604)
Purchases of Visa Class B shares	(51)	(10,072)	(387)
Net cash provided by (used for) investing activities	6,135	(10,366)	(56,890)
Financing activities:
Repayment of long-term debt	—	—	(10,000)
Issuance of common stock	11,253	3,307	1,900
Repayment of senior debt	—	(55,000)	—
Issuance of senior debt	—	—	97,849
Buy back of common stock	(31,202)	(11,752)	(14,312)
Cash dividends paid	(13,249)	(9,425)	(7,632)
Net cash (used for) provided by financing activities	(33,198)	(72,870)	67,805
(Decrease) increase in cash	(6,763)	(65,674)	76,562
Cash at beginning of period	37,344	103,018	26,456
Cash at end of period	$30,581	$37,344	$103,018

23. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME
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
Changes to accumulated other comprehensive (loss) income by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Total
Balance, December 31, 2015	$(1,887)	$1,795	$788	$—	$696
Other comprehensive income before reclassifications	(4,838)	—	—	(1,772)	(6,610)
Less: Amounts reclassified from accumulated other comprehensive loss	(1,469)	(403)	169	—	(1,703)
Net current-period other comprehensive loss	(6,307)	(403)	169	(1,772)	(8,313)
Balance, December 31, 2016	$(8,194)	$1,392	$957	$(1,772)	$(7,617)
Other comprehensive loss before reclassifications	3,073	—	—	(184)	2,889
Less: Amounts reclassified from accumulated other comprehensive loss	(1,280)	(394)	(90)	—	(1,764)
Net current-period other comprehensive loss	1,793	(394)	(90)	(184)	1,125
Less: Reclassification due to the adoption of ASU No. 2018-02	$(1,441)	$225	$(2)	$(442)	$(1,660)
Balance, December 31, 2017	$(7,842)	$1,223	$865	$(2,398)	$(8,152)
Other comprehensive income (loss) before reclassifications	(6,695)	6	22	(56)	(6,723)
Less: Amounts reclassified from accumulated other comprehensive income	(16)	(450)	(53)	—	(519)
Net current-period other comprehensive loss	(6,711)	(444)	(31)	(56)	(7,242)
Balance, December 31, 2018	$(14,553)	$779	$834	$(2,454)	$(15,394)

Components of other comprehensive income that impact the Consolidated Statements of Income are presented in the table below.

	Twelve Months Ended December 31,			Affected line item in Consolidated Statements of Income
(Dollars in thousands)	2018	2017	2016
Securities available for sale:
Realized gains on securities transactions	$(21)	$(1,984)	$(2,369)	Securities gains, net
Income taxes	5	704	900	Income tax provision
Net of tax	$(16)	$(1,280)	$(1,469)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(586)	$(635)	$(651)	Interest and dividends on investment securities
Income taxes	136	241	248	Income tax provision
Net of tax	$(450)	$(394)	$(403)
Amortization of Defined Benefit Pension Items:
Prior service costs (credits) (1)	$2	$(76)	$(76)
Transition obligation	—	—	—
Actuarial losses	(45)	(70)	348
Total before tax	$(43)	$(146)	$272	Salaries, benefits and other compensation
Income taxes	(10)	56	(103)	Income tax provision
Net of tax	$(53)	$(90)	$169
Total reclassifications	$(519)	$(1,764)	$(1,703)
(1) Prior service costs balance for year ended December 31, 2018 includes a tax true-up adjustment of $0.1 million from March 31, 2018. Note that the tax true-up was made to the deferred tax asset with an offset to AOCI and does not affect the actual net periodic benefit costs of the pension plan.

24. LEGAL AND OTHER PROCEEDINGS
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
As previously disclosed, on February 27, 2018, we entered into a settlement agreement with Universitas Education, LLC (Universitas) to resolve arbitration claims related to services provided by CB&T prior to its acquisition by WSFS in December 2010. In accordance with the settlement, we paid Universitas $12.0 million to fully settle the claims. During the third quarter of 2018, we recovered $7.9 million in settlement and legal costs from insurance carriers that provided coverage relating to the Universitas matter. During the fourth quarter of 2018, we filed suit to pursue all of our rights and remedies to recover the remaining amounts relating to the Universitas settlement, including the Universitas settlement payment, legal fees and related costs, by enforcing the indemnity right in the 2010 purchase agreement by which WSFS acquired CB&T.
In March 2017, Nature’s Healing Trust (NHT) filed a complaint against WSFS Bank in the Delaware Court of Chancery. NHT asserts that WSFS Bank failed to provide timely notice concerning the possible lapse of two life settlement policies (aggregate face amount of $6.3 million) held in the trust. NHT asserts claims against WSFS Bank for breach of contract, breach of fiduciary duty, and negligence, and seeks the face value of the policies. WSFS Bank disputes the factual allegations and denies liability. WSFS Bank has, in accordance with its normal procedures, notified its insurance carriers of a possible claim. WSFS Bank is vigorously defending itself in this matter and believes it has valid factual and legal defenses. The case is expected to go to trial during the fourth quarter of 2019.
There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations.
QUARTERLY FINANCIAL SUMMARY (Unaudited)

	Three months ended
	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
(Dollars in thousands, except per share data)
Interest income	$77,794	$75,415	$72,151	$67,613	$66,556	$65,010	$62,334	$60,826
Interest expense	13,120	12,318	11,162	9,899	8,831	8,881	8,020	7,723
Net interest income	64,674	63,097	60,989	57,714	57,725	56,129	54,314	53,103
Provision for loan losses	3,306	3,716	2,498	3,650	4,063	2,896	1,843	2,162
Net interest income after provision for loan losses	61,368	59,381	58,491	54,064	53,662	53,233	52,471	50,941
Noninterest income	38,186	41,901	34,987	47,467	32,435	32,441	31,676	28,092
Noninterest expenses	61,350	52,454	57,831	53,412	68,065	54,163	52,727	51,506
Income before taxes	38,204	48,828	35,647	48,119	18,032	31,511	31,420	27,527
Income tax provision	8,486	9,893	6,907	10,769	27,864	10,942	10,850	8,590
Net (loss) income	$29,718	$38,935	$28,740	$37,350	$(9,832)	$20,569	$20,570	$18,937
Earnings per share:
Basic	$0.94	$1.22	$0.91	$1.19	$(0.31)	$0.65	$0.65	$0.60
Diluted	$0.93	$1.20	$0.89	$1.16	$(0.31)	$0.64	$0.64	$0.59

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2018, the Corporation’s internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s Consolidated Financial Statements as of and for the year ended December 31, 2018 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018, as stated in their reports, which are included herein.

/s/ Rodger Levenson	/s/ Dominic C. Canuso
Rodger Levenson	Dominic C. Canuso
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer
February 28, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
WSFS Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited WSFS Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

February 28, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings “Directors and Officers of WSFS Financial Corporation and Wilmington Savings Fund Society, FSB” and “Corporate Governance - Committees of the Board of Directors” in our definitive proxy statement for our annual meeting of stockholders to be held on April 25, 2019 to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the Proxy Statement).
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

1
The Consolidated Statements of Financial Condition of WSFS Financial Corporation and subsidiary as of December 31, 2017 and 2016, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2017, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

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

10.11
WSFS Financial Corporation’s 2018 Incentive Plan is incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2019 Annual Meeting of Stockholders.

10.12
Agreement and Plan of Reorganization, dated as of August 7, 2018, as amended on November 1, 2018, by and between WSFS Financial Corporation and Beneficial Bancorp, Inc., incorporated herein by reference to Exhibit 2.01 of the Registrant’s Form S-4/A filed on November 2, 2018.

10.13
Form of Voting Agreement, dated August 7, 2018, by and between WSFS Financial Corporation, Beneficial Bancorp, Inc. and certain stockholders of Beneficial Bancorp, Inc., incorporated herein by reference to Exhibit 10.01 of the Registrant’s Form 8-K filed with the SEC on August 8, 2018.

10.14
Form of Voting Agreement, dated August 7, 2018, by and between WSFS Financial Corporation, Beneficial Bancorp, Inc. and certain stockholders of WSFS Financial Corporation, incorporated herein by reference to Exhibit 10.02 of the Registrant’s Form 8-K filed with the SEC on August 8, 2018.

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

WSFS FINANCIAL CORPORATION

Date:	February 28, 2019	BY:	/s/ Rodger Levenson
Rodger Levenson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2019	BY:	/s/ Mark A. Turner
Mark A. Turner
Executive Chairman

Date:	February 28, 2019	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	February 28, 2019	BY:	/s/ Francis B. Brake
Francis B. Brake
Director

Date:	February 28, 2019	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	February 28, 2019	BY:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont
Director

Date:	February 28, 2019	BY:	/s/ Christopher T. Ghysens
Christopher T. Ghysens
Director

Date:	February 28, 2019	BY:	/s/ Rodger Levenson
Rodger Levenson
President and Chief Executive Officer

Date:	February 28, 2019	BY:	/s/ Calvert A. Morgan, Jr.
Calvert A. Morgan, Jr.
Director

Date:	February 28, 2019	BY:	/s/ Marvin N. Schoenhals
Marvin N. Schoenhals
Director

Date:	February 28, 2019	BY:	/s/ David G. Turner
David G. Turner
Director

Date:	February 28, 2019	BY:	/s/ Patrick J. Ward
Patrick J. Ward
Executive Vice President, Pennsylvania Market President and Director

Date:	February 28, 2019	BY:	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and Chief Financial Officer

Date:	February 28, 2019	BY:	/s/ Charles K. Mosher
Charles K. Mosher
Senior Vice President and Chief Accounting Officer