Form 10-Q
period 2019-03-31
WSFS FINANCIAL CORP
filed 2019-05-10
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WSFS	Nasdaq Global Select Market
Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 53,407,015 shares as of May 3, 2019.

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

•
the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Economic Growth, Regulatory Relief and Consumer Protection Act (which amended the Dodd-Frank Act) (the Economic Growth Act) and the rules and regulations issued in accordance therewith and potential expenses associated with complying with such regulations;

•
the Company’s ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate liquidity internally or raise capital on favorable terms;

•	possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations;

•	conditions in the financial markets that may limit the Company’s access to additional funding to meet its liquidity needs;

•	impairment of the Company’s goodwill or other intangible assets;

•	failure of the financial and operational controls of the Company’s Cash Connect® division;

•	the success of the Company's growth plans, including the successful integration of past and future acquisitions;

•
the Company’s ability to fully realize the cost savings and other benefits of its acquisitions, manage risks related to business disruption following those acquisitions, and post-acquisition customer acceptance of the Company’s products and services and related customer disintermediation;

•	negative perceptions or publicity with respect to the Company’s trust and wealth management business;

•	adverse judgments or other resolution of pending and future legal proceedings, and cost incurred in defending such proceedings;

•	system failures or cybersecurity incidents or other breaches of the Company’s network security;

•	the Company’s ability to recruit and retain key employees;

•	the effects of problems encountered by other financial institutions that adversely affect the Company or the banking industry generally;

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

•
the costs associated with resolving any problem loans, litigation and the effects of other risks and uncertainties, including those discussed in the Company’s Form 10-K for the year ended December 31, 2018 and other documents filed by the Company with the Securities and Exchange Commission from time to time.

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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2019	2018
(Dollars in thousands, except per share data)	(Unaudited)
Interest income:
Interest and fees on loans and leases	$87,117	$60,465
Interest on mortgage-backed securities	10,466	5,399
Interest and dividends on investment securities:
Taxable	19	17
Tax-exempt	1,025	1,103
Other interest income	950	629
	99,577	67,613
Interest expense:
Interest on deposits	10,942	5,240
Interest on Federal Home Loan Bank advances	2,590	2,463
Interest on senior debt	1,179	1,179
Interest on federal funds purchased	787	446
Interest on trust preferred borrowings	726	557
Interest on other borrowings	39	14
	16,263	9,899
Net interest income	83,314	57,714
Provision for loan losses	7,654	3,650
Net interest income after provision for loan losses	75,660	54,064
Noninterest income:
Credit/debit card and ATM income	11,515	9,805
Investment management and fiduciary income	10,147	9,189
Deposit service charges	4,746	4,630
Mortgage banking activities, net	2,092	1,737
Loan fee income	885	599
Securities gains, net	15	21
Unrealized gains on equity investments	3,798	15,346
Bank owned life insurance income	217	232
Other income	7,707	5,908
	41,122	47,467
Noninterest expense:
Salaries, benefits and other compensation	36,205	29,853
Occupancy expense	6,367	5,248
Equipment expense	3,989	3,089
Data processing and operations expenses	2,588	1,907
Professional fees	1,872	1,725
Marketing expense	1,590	758
FDIC expenses	620	599
Loan workout and OREO expenses	108	426
Corporate development expense	26,627	—
Restructuring expense	4,362	—
(Recovery of) provision for fraud loss	—	(1,665)
Other operating expense	13,264	11,472
	97,592	53,412
Income before taxes	19,190	48,119
Income tax provision	6,260	10,769
Net income	$12,930	$37,350
Less: Net loss attributable to noncontrolling interest	(93)	—
Net income attributable to WSFS	$13,023	$37,350
Earnings per share:
Basic	$0.34	$1.19
Diluted	$0.33	$1.16
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
(Dollars in thousands)	(Unaudited)
Net income	$12,930	$37,350
Less: Net loss attributable to noncontrolling interest	(93)	—
Net income attributable to WSFS	13,023	37,350
Other comprehensive income (loss):
Net change in unrealized gains (loss) on investment securities available for sale
Net unrealized gains (loss) arising during the period, net of tax (benefit) expense of $5,452 and $3,714, respectively	17,265	(11,827)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $4 and $5, respectively	(11)	(16)
	17,254	(11,843)
Net change in securities held to maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $29 and $37, respectively	(93)	(119)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of $(8) and ($11), respectively	(141)	59
Net change in cash flow hedge
Net unrealized gain (loss) arising during the period, net of tax expense (benefit) of $199 and ($240) respectively	630	(765)
Total other comprehensive income (loss)	17,650	(12,668)
Total comprehensive income	$30,673	$24,682
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019	December 31, 2018
(Dollars in thousands, except per share and share data)	(Unaudited)
Assets:
Cash and due from banks	$190,611	$134,939
Cash in non-owned ATMs	457,046	484,648
Interest-bearing deposits in other banks including collateral of $0 at March 31, 2019 and $1,000 at December 31, 2018	155	1,170
Total cash and cash equivalents	647,812	620,757
Investment securities, available for sale (amortized cost of $1,519,643 at March 31, 2019 and $1,224,227 at December 31, 2018)	1,523,196	1,205,079
Investment securities, held to maturity, at cost (fair value $149,732 at March 31, 2019 and $149,431 at December 31, 2018)	148,190	149,950
Other investments	48,450	37,233
Loans, held for sale at fair value	33,893	25,318
Loans and leases, net of allowance of $46,321 at March 31, 2019 and $39,539 at December 31, 2018	8,655,604	4,863,919
Bank owned life insurance	89,449	6,687
Stock in Federal Home Loan Bank of Pittsburgh at cost	12,429	19,259
Other real estate owned	2,233	2,668
Accrued interest receivable	40,441	22,001
Premises and equipment	106,103	44,956
Goodwill	475,493	166,007
Intangible assets	104,770	20,016
Other assets	296,354	65,020
Total assets	$12,184,417	$7,248,870
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,191,321	$1,626,252
Interest-bearing	7,482,383	4,014,179
Total deposits	9,673,704	5,640,431
Federal funds purchased	104,275	157,975
Federal Home Loan Bank advances	81,240	328,465
Trust preferred borrowings	67,011	67,011
Senior debt	98,442	98,388
Other borrowed funds	55,400	47,949
Accrued interest payable	6,331	1,900
Other liabilities	308,337	85,831
Total liabilities	10,394,740	6,427,950
Stockholders’ Equity:
Common stock $0.01 par value, 65,000,000 shares authorized; issued 56,941,493 at March 31, 2019 and 56,926,978 at December 31, 2018	569	569
Capital in excess of par value	1,038,494	349,810
Accumulated other comprehensive income (loss)	2,256	(15,394)
Retained earnings	800,511	791,031
Treasury stock at cost, 3,813,984 shares at March 31, 2019 and 25,552,887 shares at December 31, 2018	(52,078)	(305,096)
Total stockholders’ equity of WSFS	1,789,752	820,920
Noncontrolling interest	(75)	—
Total stockholders' equity	1,789,677	820,920
Total liabilities and stockholders' equity	$12,184,417	$7,248,870
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2017	56,279,527	$563	$336,271	$(8,152)	$669,557	$(273,894)	$724,345	$—	$724,345
Net income	—	—	—	—	37,350	—	37,350	—	37,350
Other comprehensive income	—	—	—	(12,668)	—	—	(12,668)	—	(12,668)
Cash dividend, $0.09 per share	—	—	—	—	(2,826)	—	(2,826)	—	(2,826)
Issuance of common stock including proceeds from exercise of common stock options	115,032	1	2,612	—	—	—	2,613	—	2,613
Stock-based compensation expense	—	—	946	—	—	—	946	—	946
Repurchase of common stock, 70,000 shares	—	—	—	—	—	(3,481)	(3,481)	—	(3,481)
Balance, March 31, 2018	56,394,559	$564	$339,829	$(20,820)	$704,081	$(277,375)	$746,279	$—	$746,279

Balance, December 31, 2018	56,926,978	$569	$349,810	$(15,394)	$791,031	$(305,096)	$820,920	$—	$820,920
Net income	—	—	—	—	13,023	—	13,023	(93)	12,930
Other comprehensive loss	—	—	—	17,650	—	—	17,650	—	17,650
Cash dividend, $0.11 per share	—	—	—	—	(3,451)	—	(3,451)	—	(3,451)
Issuance of common stock including proceeds from exercise of common stock options	14,515	—	236	—	—	—	236	—	236
Re-issuance of treasury stock in connection with Beneficial merger and related items	—	—	687,898	—	(92)	262,071	949,877	18	949,895
Stock-based compensation expense	—	—	550	—	—	—	550	—	550
Repurchase of common stock (1)	—	—	—	—	—	(9,053)	(9,053)	—	(9,053)
Balance, March 31, 2019	56,941,493	$569	$1,038,494	$2,256	$800,511	$(52,078)	$1,789,752	$(75)	$1,789,677

(1)
Repurchase of common stock includes 77,452 shares repurchased in connection with the Company's share buyback program approved by the Board of Directors, and 132,993 shares repurchased to cover taxes due on the consideration transferred in the Beneficial acquisition related to the vesting of unrestricted Beneficial stock awards.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
(Dollars in thousands)	(Unaudited)
Operating activities:
Net income	$12,930	$37,350
Less: Net loss attributable to noncontrolling interest	(93)	—
Net income attributable to WSFS	$13,023	$37,350
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,654	3,650
Depreciation of premises and equipment, net	2,847	2,083
Amortization of fees and discounts, net	7,087	3,298
Amortization of intangible assets	2,764	633
Amortization of right of use lease asset	4,343	—
(Decrease) increase in operating lease liability	(1,820)	—
Income from mortgage banking activities, net	(2,092)	(1,737)
Gain on sale of securities, net	(15)	(21)
Loss on sale of other real estate owned and valuation adjustments, net	4	4
Stock-based compensation expense	550	946
Unrealized gain on equity investments	(3,798)	(15,346)
Deferred income tax expense	6,662	2,269
Increase in accrued interest receivable	(941)	(564)
(Increase) decrease in other assets	(6,797)	530
Origination of loans held for sale	(76,409)	(76,962)
Proceeds from sales of loans held for sale	70,257	90,433
Increase in accrued interest payable	4,431	2,413
(Decrease) increase in other liabilities	(3,964)	13,799
(Increase) decrease in value of bank owned life insurance	(252)	783
Increase in capitalized interest, net	(944)	(1,087)
Net cash provided by operating activities	$22,590	$62,474
Investing activities:
Repayments, maturities and calls of investment securities held to maturity	3,750	1,035
Sale of investment securities available for sale	583,852	7,012
Purchases of investment securities available for sale	(302,817)	(113,451)
Repayments of investment securities available for sale	37,233	19,989
Proceeds of bank-owned life insurance death benefit	—	96,429
Net increase in loans	(93,437)	(34,046)
Net cash for business combinations	76,318	—
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(54,126)	(49,391)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	84,138	51,821
Sales of other real estate owned	1,454	2,098
Investment in premises and equipment	(3,694)	(2,267)
Sales of premises and equipment	71	—
Net cash provided by (used in) investing activities	$332,742	$(20,771)

	Three Months Ended March 31,
	2019	2018
(Dollars in thousands)	(Unaudited)
Financing activities:
Net increase (decrease) in demand and saving deposits	$9,706	$(62,086)
Increase in time deposits	63,802	13,045
(Decrease) increase in brokered deposits	(88,517)	24,094
Receipts from FHLB advances	20,554,826	41,376,732
Repayments of FHLB advances	(20,802,051)	(41,499,571)
Receipts from federal funds purchased	7,085,575	8,197,250
Repayments of federal funds purchased	(7,139,275)	(8,100,250)
Dividends paid	(3,451)	(2,826)
Issuance of common stock and exercise of common stock options	236	2,613
Change in noncontrolling interest	(75)	—
Purchase of treasury stock	(9,053)	(3,481)
Net cash used in financing activities	$(328,277)	$(54,480)
Increase (decrease) in cash and cash equivalents	27,055	(12,777)
Cash and cash equivalents at beginning of period	620,757	723,866
Cash and cash equivalents at end of period	$647,812	$711,089
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,131	$7,486
Income taxes	3,431	2,267
Non-cash information:
Loans transferred to other real estate owned	413	2,166
Loans transferred to portfolio from held-for-sale at fair value	344	(1,750)
Fair value of assets acquired, net of cash received	5,032,452	—
Fair value of liabilities assumed	5,108,770	—
Impact of ASC 842 Adoption:
Right of use asset	121,228	—
Lease liability	(132,346)	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(UNAUDITED)
1. BASIS OF PRESENTATION
General
Our unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (the Company or WSFS), Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress) and Christiana Trust Company of Delaware (Christiana Trust DE). We also have one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has four wholly owned subsidiaries: Beneficial Equipment Finance Corp., WSFS Investment Group, Inc. (WSFS Wealth Investments), 1832 Holdings, Inc., and Monarch Entity Services, LLC, and one majority-owned subsidiary, NewLane Finance Company.
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Our core banking business is commercial lending funded primarily by customer-generated deposits. In addition, we offer a variety of wealth management and trust services to personal and corporate customers. The Federal Deposit Insurance Corporation (FDIC) insures our customers’ deposits to their legal maximums. We serve our customers primarily from 152 offices located in Delaware (49), Pennsylvania (72), New Jersey (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this Quarterly Report on Form 10-Q.
Basis of Presentation
In preparing the unaudited Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Amounts subject to significant estimates include the allowance for loan and lease losses and reserves for lending-related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, income taxes and other-than-temporary impairment (OTTI). Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets, the establishment of the allowance and lending-related commitments as well as increased post-retirement benefits expense.
Our accounting and reporting policies conform to Generally Accepted Accounting Principles in the U.S. (GAAP), prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Certain prior period amounts have been reclassified to conform with current period presentation. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2019. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Annual Report on Form 10-K) that was filed with the SEC on February 28, 2019 and is available at www.sec.gov or on our website at www.wsfsbank.com. All significant intercompany transactions were eliminated in consolidation.
Business Combinations

On March 1, 2019, we closed the acquisition of Beneficial Bancorp, Inc. (Beneficial), a community bank headquartered in Philadelphia, Pennsylvania, creating the largest, premier, locally-headquartered bank in the Greater Delaware Valley. Beneficial merged with and into WSFS, with WSFS continuing as the surviving corporation and simultaneously, Beneficial Bank merged with and into WSFS Bank, with WSFS Bank continuing as the surviving bank. We expect this acquisition to build our market share, deepen our presence in the Philadelphia, southeastern Pennsylvania and New Jersey markets, and enhance our customer base. The results of Beneficial's operations are included in our unaudited Consolidated Financial Statements since the date of the acquisition. See Note 3 for further information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies:
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2018 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at March 31, 2019, except as described below:
Leases

We account for our leases in accordance with ASC 842 - Leases. Most of our leases are recognized on the balance sheet by recording a right-of-use asset and lease liability for each lease. The right-of-use asset represents the right to use the asset under lease for the lease term, and lease liability represents the contractual obligation to make lease payments.
As a lessee, WSFS enters into operating leases for certain bank branches, office space, and office equipment. The right-of-use assets and lease liabilities are initially recognized based on the net present value of the remaining lease payments which include renewal options where management is reasonably certain they will be exercised. The net present value is determined using the incremental collateralized borrowing rate at commencement date. The right-of-use asset is measured at the amount of the lease liability adjusted for any prepaid rent, lease incentives and initial direct costs incurred. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
As a lessor, WSFS provides direct financing to our customers through our equipment and small-business leasing business. Direct financing leases are recorded at the aggregate of minimum lease payments net of unamortized deferred lease origination fees and costs and unearned income. Interest income on direct financing leases is recognized over the term of the lease. Origination fees and costs are deferred, and the net amount is amortized to interest income over the estimated life of the lease.

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2019
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. Adoption using the comparative modified retrospective transition approach is required; however, in July 2018, the FASB issued ASU 2018-11, Leases-Targeted Improvements, which provides an optional transition method whereby comparative periods presented in the financial statements in the period of adoption do not need to be restated under Topic 842. The Company adopted this guidance on January 1, 2019 using the transition option in ASU 2018-11 and the results of this adoption are recorded in the Consolidated Statements of Financial Condition. See Note 9 for additional disclosures resulting from our adoption of this standard.
Subsequent to adopting ASU 2016-02, in March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which makes targeted changes to lessor accounting and clarifies interim transition disclosure requirements upon adopting Topic 842. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance on March 31, 2019. See Note 9 for additional disclosures resulting from our adoption of this standard.
In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. The new guidance requires the amortization period for certain non-contingent callable debt securities held at a premium to end at the earliest call date of the debt security. If the call option is not exercised at the earliest call date, the guidance requires the debt security's effective yield to be reset based on the contractual payment terms of the debt security. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. Use of the modified retrospective method, with a cumulative-effect adjustment to retained earnings is required. The Company adopted this standard on January 1, 2019, on a modified retrospective basis and the adoption did not have an effect on the Consolidated Financial Statements.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance changes both the designation and measurement guidance for qualifying hedging relationships and simplifies the presentation of hedge results. Specifically, the guidance eliminates the requirement to separately measure and report hedge ineffectiveness and also aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Further, the new guidance provides entities the ability to apply hedge accounting to additional hedging strategies as well as permits a one-time reclassification of eligible to be hedged instruments from held to maturity to available for sale upon adoption. The guidance is effective in annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Adoption using the modified retrospective approach is required for hedging relationships that exist as of the date of adoption; presentation and disclosure requirements are applied prospectively. The Company adopted this standard on January 1, 2019 on a modified retrospective basis for existing hedging relationships and on a prospective basis for presentation and disclosure requirements. The adoption of this standard did not have an effect on the Consolidated Financial Statements. See Note 16 for additional disclosures resulting from our adoption of this standard.
In October 2018, the FASB issued ASU No. 2018-16 Derivatives and Hedging - Inclusion of the Secured Overnight Financial Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815). The new guidance applies to all entities that elect to apply hedge accounting to benchmark interest rate hedges under Topic 815. It permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes in addition to the existing applicable rates. The guidance is required to be adopted concurrently with ASU 2017-12, on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after adoption. The Company adopted this standard on January 1, 2019 on a prospective basis and the adoption did not have an effect on the Consolidated Financial Statements.
Accounting Guidance Pending Adoption at March 31, 2019
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. In December 2018, regulators issued a final rule related to regulatory capital (Regulatory Capital Rule: Implementation and Transition of the Current Expected Credit Losses Methodology for Allowances and Related Adjustments to the Regulatory Capital Rule and Conforming Amendments to Other Regulations) which is intended to provide regulatory capital relief to entities transitioning to CECL. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not plan to early adopt this guidance and will adopt this guidance on January 1, 2020. A cross-functional team from Finance, Credit, and IT is leading the implementation efforts to evaluate the impact of this guidance on the Company’s Consolidated Financial Statements, internal systems, accounting policies, processes and related internal controls. Presently, we are in the testing phase of our software solution implementation. We continue to evaluate acceptable methodologies, accounting policies, and reporting requirements under the guidance as well as implementation and transition rules issued by regulators. As necessary, we consult with third-party experts and specialists to assist with our implementation efforts. Our implementation efforts to date suggest that adoption may materially increase the allowance for loan losses and decrease capital levels; however, the extent of these impacts will depend on the composition and asset quality of the portfolio, macroeconomic conditions, and significant estimates and judgments made by management at the time of adoption.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework, which amends ASC 820 - Fair Value Measurement. The ASU modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements for fair value measurements. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption is required on either a prospective or retrospective basis, depending on the amendment. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.
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

3. BUSINESS COMBINATIONS
Beneficial Bancorp, Inc.
On March 1, 2019, we closed the acquisition of Beneficial. In accordance with the terms of the merger agreement, the consideration received by Beneficial stockholders consisted of 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock. Based on the February 28, 2019 closing share price of $43.28, the value of the stock consideration was $950.0 million and cash consideration was $228.2 million, for total transaction value of $1.2 billion. Results of the combined entity’s operations are included in our Consolidated Financial Statements since the date of the acquisition.
Beneficial conducted its primary business operations through its wholly owned subsidiary, Beneficial Bank, which was merged into WSFS Bank. At closing, Beneficial had 74 branches and offices in southeastern Pennsylvania and southern New Jersey. WSFS acquired Beneficial to expand the scale and efficiency of its operations in the Philadelphia, southeastern Pennsylvania and New Jersey markets, and to create opportunities to generate additional revenue by providing its full suite of banking, mortgage banking, wealth management and insurance services to the legacy Beneficial markets.
The acquisition of Beneficial was accounted for as a business combination using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and consideration transferred were recorded at their estimated fair values as of the acquisition date. The excess of consideration transferred over the fair value of net assets acquired was recorded as goodwill, which is not amortizable nor deductible for tax purposes. The Company allocated the total balance of goodwill to its WSFS Bank segment. While the valuation of acquired assets and liabilities is nearly completed, the values of certain assets and liabilities are preliminary in nature, and are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. The fair values of assets acquired and liabilities assumed is expected to be finalized during the measurement period, which ends one year from the closing date.
The following table summarizes the consideration transferred and the fair values of the identifiable assets acquired and liabilities assumed:

(Dollars in thousands)	Fair Value
Consideration Transferred:
Common shares issued (21,816,355)	$949,968
Cash paid to Beneficial stock and option holders	228,239
Value of consideration	1,178,207
Assets acquired:
Cash and due from banks	304,557
Investment securities	616,703
Loans and leases, net	3,712,157
Premises and equipment	69,132
Deferred income taxes	19,470
Bank owned life insurance	82,510
Core deposit intangible	85,053
Servicing rights intangible	2,466
Other assets	135,474
Total assets	5,027,522
Liabilities assumed:
Deposits	4,055,716
Other liabilities	103,085
Total liabilities	4,158,801
Net assets acquired:	868,721
Goodwill resulting from acquisition of Beneficial	$309,486

In many cases, the fair values of the assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates.

Acquired loans are initially recorded at their fair values as of the acquisition date. The fair value is based on a discounted cash flow methodology that uses assumptions as to credit risk, default rates, collateral values, loss severity, along with estimated prepayment rates. Loans that have deteriorated in credit quality since their origination, and for which it is probable that all contractual cash flows will not be received, are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. For additional information regarding purchased impaired loans, see Note 7 to the unaudited Consolidated Financial Statements.

The Company acquired Beneficial’s investment portfolio with a fair value of $616.7 million, of which $578.8 million of investment securities were sold subsequent to closing. The proceeds received for the investments sold approximated their fair values as of the acquisition date. The fair value of the retained investment portfolio was determined by taking into account market prices obtained from independent valuation source(s). See Note 15 for additional information.

The Company recorded a deferred income tax asset (DTA) of $19.5 million related to tax attributes of Beneficial along with the effects of fair value adjustments resulting from acquisition accounting for the combination.

WSFS recorded $85.1 million of core deposit intangibles which are being amortized over ten years using a straight-line amortization methodology. The fair value of core deposit intangibles was determined based on modeling assumptions that take into consideration customer attrition, deposit interest rates, and alternative costs of funds.

Certificates of deposit accounts were valued by segregating the portfolio into pools based on remaining maturity and comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The valuation adjustment will be accreted or amortized to interest expense over the remaining maturities of the respective pools.

Direct costs related to the acquisition were expensed as incurred. As a result of the merger, the Company developed a comprehensive integration plan under which we have begun to incur costs, including costs to terminate contracts, consolidate facilities and relocate Associates. Costs related to the acquisition and restructuring are presented in the “Corporate Development” and “Restructuring” expense line items, respectively, on the Consolidated Statements of Income.

During the fourth quarter of 2018, WSFS announced a retail banking office optimization plan that includes the consolidation of 14 Beneficial and 11 WSFS Bank banking offices, which we expect to begin during the third quarter of 2019. Additionally, on February 2, 2019, WSFS and Beneficial entered into an agreement to sell five Beneficial branches in New Jersey to the Bank of Princeton. The sale of the branches is subject to customary closing conditions and is expected to be completed during the second quarter of 2019.

4. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Bailment fees	$6,900	$6,093
Interchange fees	4,387	3,460
Other card and ATM fees	228	252
Total credit/debit card and ATM income	$11,515	$9,805
Credit/debit card and ATM income is primarily composed of bailment fees which are earned from bailment arrangements with our customers. Bailment arrangements are legal relationships in which property is delivered to another party without a transfer of ownership. The party who transferred the property (the bailor) retains ownership interest of the property. In the event that the bailee files for bankruptcy protection, the property is not included in the bailee's assets. The bailee pays an agreed-upon fee for the use of the bailor's property in exchange for the bailor allowing use of the assets at the bailee's site. Bailment fees are earned from cash that is owned by WSFS but available for customers' use at an offsite location, such as cash located in an ATM at a customer's place of business. These fees are typically indexed to a market interest rate. This revenue stream generates fee income through monthly billing for bailment services.
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Trust fees	$6,567	$5,248
Wealth management and advisory fees	3,580	3,941
Total investment management and fiduciary income	$10,147	$9,189
Investment management and fiduciary income is primarily composed of trust fees and wealth management and advisory fees. Trust fees are based on revenue earned from custody, escrow and trustee services on structured finance transactions; indenture trustee, administrative agent and collateral agent services to institutions and corporations; commercial domicile and independent director services; and investment and trustee services to families and individuals across the U.S. Most fees are flat fees, except for a portion of personal and corporate trustee fees where we earn a percentage on the assets under management. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for services provided.
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Service fees	$2,716	$2,580
Return and overdraft fees	1,848	1,884
Other deposit service fees	182	166
Total deposit service charges	$4,746	$4,630
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
Other income
The following table presents the components of other income:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Managed service fees	$2,943	$2,826
Currency preparation	739	725
ATM insurance	627	590
Miscellaneous products and services	3,398	1,767
Total other income	$7,707	$5,908
Other income consists of managed service fees, which are primarily courier fees related to cash management, currency preparation, ATM insurance and other miscellaneous products and services offered by the Bank. These fees are primarily generated through monthly billings or at the time of the transaction. For the three months ended March 31, 2019, "Miscellaneous products and services" included a non-recurring transfer of client accounts to a departing Wealth investment adviser, in accordance with the buy-out provisions of the adviser's contract.
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

See Note 17 for further information about the disaggregation of noninterest income by segment.

5. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2019	2018
Numerator:
Net income attributable to WSFS	$13,023	$37,350
Denominator:
Weighted average basic shares	38,874	31,426
Dilutive potential common shares	410	834
Weighted average fully diluted shares	$39,284	$32,260
Earnings per share:
Basic	$0.34	$1.19
Diluted	$0.33	$1.16
Outstanding common stock equivalents having no dilutive effect	39	88

6. INVESTMENT SECURITIES
The following tables detail the amortized cost and the estimated fair value of our investments in available-for-sale and held-to-maturity debt securities as well as our equity investments. None of our investments in debt securities are classified as trading.

	March 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Debt Securities
CMO	$395,818	$2,807	$3,445	$395,180
FNMA MBS	875,017	7,490	4,734	877,773
FHLMC MBS	213,248	2,431	747	214,932
GNMA MBS	35,560	199	448	35,311
	$1,519,643	$12,927	$9,374	$1,523,196
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$146,188	$1,592	$51	$147,729
Foreign bonds	$2,002	$1	$—	$2,003
	$148,190	$1,593	$51	$149,732

Equity Investments(2)
Visa Class B shares	$15,716	$23,812	$—	$39,528
Other equity investments	8,922	—	—	8,922
	$24,638	$23,812	$—	$48,450

(1)
Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $1.0 million at March 31, 2019, related to securities transferred, which are offset in Accumulated other comprehensive loss, net of tax.

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

(2)	Equity investments are included in Other investments in the unaudited Consolidated Statements of Financial Condition.

The scheduled maturities of our available-for-sale debt securities at March 31, 2019 and December 31, 2018 are presented in the table below:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2019 (1)
Within one year	$—	$—
After one year but within five years	19,634	19,545
After five years but within ten years	165,299	162,596
After ten years	1,334,710	1,341,055
	$1,519,643	$1,523,196
December 31, 2018 (1)
Within one year	$—	$—
After one year but within five years	19,714	19,423
After five years but within ten years	170,118	163,731
After ten years	1,034,395	1,021,925
	$1,224,227	$1,205,079

(1)	Actual maturities could differ from contractual maturities.

The scheduled maturities of our held-to-maturity debt securities at March 31, 2019 and December 31, 2018 are presented in the table below:

	Held to Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2019 (1)
Within one year	$1,135	$1,135
After one year but within five years	8,950	8,971
After five years but within ten years	29,992	30,240
After ten years	108,113	109,386
	$148,190	$149,732
December 31, 2018 (1)
Within one year	$1,018	$1,016
After one year but within five years	6,703	6,701
After five years but within ten years	29,613	29,547
After ten years	112,616	112,167
	$149,950	$149,431

(1)	Actual maturities could differ from contractual maturities.
Mortgage-backed securities (MBS) may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty.
Investment securities with fair market values aggregating $1.0 billion and $914.5 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of March 31, 2019 and December 31, 2018, respectively.
During the three months ended March 31, 2019, we sold $583.9 million of debt securities categorized as available for sale of which $578.8 million was related to the acquisition of Beneficial (see Note 3 for further information about the acquisition). The remaining $5.1 million, resulted in realized gains of less than $0.1 million and no realized losses. During the three months ended March 31, 2018, we sold $7.0 million of debt securities categorized as available for sale, resulting in realized gains of less than $0.1 million and no realized losses. The cost basis of all debt securities sales is based on the specific identification method.
As of March 31, 2019 and December 31, 2018, our debt securities portfolio had remaining unamortized premiums of $14.2 million and $12.7 million, respectively, and unaccreted discounts of $3.3 million and $2.5 million, respectively.

For debt securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at March 31, 2019.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$3,896	$21	$196,623	$3,424	$200,519	$3,445
FNMA MBS	—	—	330,219	4,734	330,219	4,734
FHLMC MBS	—	—	63,285	747	63,285	747
GNMA MBS	2,979	5	17,485	443	20,464	448
Total temporarily impaired investments	$6,875	$26	$607,612	$9,348	$614,487	$9,374

Held-to-maturity debt securities:
State and political subdivisions	$134,732	$9	$14,500	$42	$149,232	$51
Foreign Bonds	$500	$—	$—	$—	$500	$—
Total temporarily impaired investments	$135,232	$9	$14,500	$42	$149,732	$51

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
At March 31, 2019, we owned debt securities totaling $764.2 million for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $9.4 million at March 31, 2019. The temporary impairment is the result of changes in market interest rates subsequent to purchase. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.
All debt securities, with the exception of one having a fair value of $0.6 million at March 31, 2019, were AA-rated or better at the time of purchase and remained investment grade at March 31, 2019. All securities were evaluated for OTTI at March 31, 2019 and December 31, 2018. The result of this evaluation showed no OTTI as of March 31, 2019 or December 31, 2018. The estimated weighted average duration of MBS was 4.2 years at March 31, 2019.

7. LOANS
The following table shows our loan and lease portfolio by category:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commercial and industrial	$2,075,430	$1,472,489
Owner-occupied commercial	1,312,945	1,059,974
Commercial mortgages	2,353,152	1,162,739
Construction	575,697	316,566
Commercial small business leases	144,658	—
Residential(1)	1,115,550	218,099
Consumer	1,131,759	680,939
	8,709,191	4,910,806
Less:
Deferred fees, net	7,266	7,348
Allowance for loan and lease losses	46,321	39,539
Net loans and leases	$8,655,604	$4,863,919
(1) Includes reverse mortgages at fair value of $16.2 million at March 31, 2019 and $16.5 million at December 31, 2018.

On March 1, 2019, we closed the acquisition of Beneficial. Upon closing the transaction, we acquired $37.0 million of credit impaired loans. The following table details the loans acquired from Beneficial that are accounted for in accordance with ASC 310-30, as of the date of the acquisition.

(Dollars in thousands)	March 1, 2019
Contractual required principal and interest at acquisition	$53,647
Contractual cash flows not expected to be collected (nonaccretable difference)	20,118
Expected cash flows at acquisition	33,529
Interest component of expected cash flows (accretable yield)	3,068
Fair value of acquired loans accounted for under ASC 310-30	30,461
The following table shows the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the Company applies ASC 310-30 as of the dates indicated:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Outstanding principal balance	$56,597	$18,642
Carrying amount	42,490	14,718
Allowance for loan losses	227	227
The following table presents the changes in accretable yield on the acquired credit impaired loans for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$2,463	$3,035
Addition from Beneficial	3,068	—
Accretion	(412)	(417)
Reclassification from nonaccretable difference	—	2
Additions/adjustments	(164)	(180)
Balance at end of period	$4,955	$2,440

8. ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY INFORMATION
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
When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, as necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the three months ended March 31, 2019 and 2018, net charge-offs totaled $0.9 million, or 0.06%, of average loans annualized, and $3.4 million, or 0.29%, of average loans annualized, respectively.
Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled as follows: commercial, owner-occupied commercial, commercial mortgages and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. The probability of default is calculated based on the historical rate of migration to impaired status during the last 33 quarters. During the first quarter of 2019, we increased the look-back period to 33 quarters from the 32 quarters used at December 31, 2018. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the quantitative reserves calculated by the allowance for loan loss model are adequately considering the losses within a full credit cycle.
Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 33 quarter look-back period.
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
The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be approximately nine quarters as of March 31, 2019. Our residential mortgage and consumer LEP estimate remains at four quarters as of March 31, 2019. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP annually for our commercial portfolio and review the current four quarter LEP for the retail portfolio to determine the continued reasonableness of this assumption.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.
The following tables provide the activity of our allowance for loan losses and loan balances for the three months ended March 31, 2019:

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer	Total
Three months ended March 31, 2019
Allowance for loan losses
Beginning balance	$14,211	$5,057	$6,806	$3,712	$1,428	$8,325	$39,539
Charge-offs	(742)	—	(2)	—	(122)	(684)	(1,550)
Recoveries	358	3	29	1	(14)	301	678
Provision (credit)	7,123	(111)	(156)	331	51	257	7,495
Provision (credit) for acquired loans	66	—	2	—	58	33	159
Ending balance	$21,016	$4,949	$6,679	$4,044	$1,401	$8,232	$46,321
Period-end allowance allocated to:
Loans individually evaluated for impairment	$4,588	$—	$—	$367	$533	$166	$5,654
Loans collectively evaluated for impairment	16,427	4,856	6,600	3,663	830	8,064	40,440
Acquired loans evaluated for impairment	1	93	79	14	38	2	227
Ending balance	$21,016	$4,949	$6,679	$4,044	$1,401	$8,232	$46,321
Period-end loan balances:
Loans individually evaluated for impairment(3)	$16,109	$5,384	$3,999	$2,781	$10,590	$8,169	$47,032
Loans collectively evaluated for impairment	1,415,689	1,198,337	753,911	347,035	130,499	824,684	4,670,155
Acquired nonimpaired loans	782,160	105,154	1,575,527	225,245	949,804	295,450	3,933,340
Acquired impaired loans	6,130	4,070	19,715	636	8,483	3,456	42,490
Ending balance(4)	$2,220,088	$1,312,945	$2,353,152	$575,697	$1,099,376	$1,131,759	$8,693,017

(1)	Includes commercial small business leases.

(2)	Period-end loan balance excludes reverse mortgages at fair value of $16.2 million.

(3)
The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $15.0 million for the period ending March 31, 2019. Accruing troubled debt restructured loans are considered impaired loans.

(4)	Ending loan balances do not include net deferred fees.

The following table provides the activity of the allowance for loan losses and loan balances for the three months ended March 31, 2018:

(Dollars in thousands)	Commercial and Industrial	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(1)	Consumer	Total
Three months ended March 31, 2018
Allowance for loan losses
Beginning balance	$16,732	$5,422	$5,891	$2,861	$1,798	$7,895	$40,599
Charge-offs	(3,360)	(10)	(48)	—	—	(462)	(3,880)
Recoveries	80	5	134	1	14	207	441
Provision (credit)	2,650	(58)	617	27	(129)	548	3,655
Provision for acquired loans	—	—	23	(25)	(3)	—	(5)
Ending balance	$16,102	$5,359	$6,617	$2,864	$1,680	$8,188	$40,810
Period-end allowance allocated to:
Loans individually evaluated for impairment	$2,632	$—	$—	$—	$643	$186	$3,461
Loans collectively evaluated for impairment	13,296	5,347	6,528	2,857	1,001	7,994	37,023
Acquired loans evaluated for impairment	174	12	89	7	35	9	326
Ending balance	$16,102	$5,359	$6,617	$2,864	$1,679	$8,189	$40,810
Period-end loan balances:
Loans individually evaluated for impairment(2)	$16,993	$4,342	$5,946	$6,490	$12,861	$7,677	$54,309
Loans collectively evaluated for impairment	1,361,517	938,166	970,750	267,293	145,753	541,644	4,225,123
Acquired nonimpaired loans	107,183	133,007	178,518	15,259	67,722	33,152	534,841
Acquired impaired loans	3,870	5,147	9,210	901	777	249	20,154
Ending balance(3)	$1,489,563	$1,080,662	$1,164,424	$289,943	$227,113	$582,722	$4,834,427

(1)	Period-end loan balance excludes reverse mortgages at fair value of $20.0 million.

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

The following tables show our nonaccrual and past due loans at the dates indicated:

	March 31, 2019
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial and industrial(1)	$2,941	$833	$—	$3,774	$2,194,854	$6,130	$15,330	$2,220,088
Owner-occupied commercial	3,109	—	—	3,109	1,300,383	4,070	5,383	1,312,945
Commercial mortgages	5,848	114	—	5,962	2,323,606	19,715	3,869	2,353,152
Construction	638	1,309	—	1,947	570,333	636	2,781	575,697
Residential(2)	11,404	1,751	739	13,894	1,074,517	8,483	2,482	1,099,376
Consumer	10,470	6,017	12,237	28,724	1,097,386	3,456	2,193	1,131,759
Total(3)	$34,410	$10,024	$12,976	$57,410	$8,561,079	$42,490	$32,038	$8,693,017
% of Total Loans	0.40%	0.11%	0.15%	0.66%	98.48%	0.49%	0.37%	100%

(1)	Includes commercial small business leases.

(2)	Residential accruing current balances excludes reverse mortgages at fair value of $16.2 million.

(3)	The balances above include a total of $3.9 billion acquired non-impaired loans.

	December 31, 2018
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial and industrial	$3,653	$993	$71	$4,717	$1,452,185	$1,531	$14,056	$1,472,489
Owner-occupied commercial	733	865	—	1,598	1,049,722	4,248	4,406	1,059,974
Commercial mortgages	1,388	908	—	2,296	1,148,988	7,504	3,951	1,162,739
Construction	157	—	—	157	312,879	749	2,781	316,566
Residential(1)	1,970	345	660	2,975	194,960	761	2,854	201,550
Consumer	525	971	104	1,600	677,182	151	2,006	680,939
Total(2)	$8,426	$4,082	$835	$13,343	$4,835,916	$14,944	$30,054	$4,894,257
% of Total Loans	0.17%	0.08%	0.02%	0.27%	98.81%	0.31%	0.61%	100%

(1)	Residential accruing current balances excludes reverse mortgages, at fair value of $16.5 million.

(2)	The balances above include a total of $430.0 million acquired non-impaired loans.
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

The following tables provide an analysis of our impaired loans at March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve(1)	Loans with Related Reserve(2)	Related Reserve	Contractual Principal Balances(2)	Average Loan Balances
Commercial and industrial	$16,114	$10,200	$5,914	$4,590	$22,775	$17,539
Owner-occupied commercial	6,988	5,384	1,604	92	7,316	5,701
Commercial mortgages	5,579	3,999	1,580	79	15,321	7,034
Construction	3,432	—	3,432	382	4,970	4,519
Residential	10,892	6,877	4,015	571	13,136	11,932
Consumer	8,201	7,212	989	168	9,171	8,032
Total	$51,206	$33,672	$17,534	$5,882	$72,689	$54,757

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)	The above includes acquired impaired loans totaling $4.2 million in the ending loan balance and $4.6 million in the contractual principal balance.

	December 31, 2018
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve(1)	Loans with Related Reserve(2)	Related Reserve	Contractual Principal Balances(2)	Average Loan Balances
Commercial and industrial	$14,841	$8,625	$6,216	$878	$22,365	$18,484
Owner-occupied commercial	6,065	4,406	1,659	92	6,337	5,378
Commercial mortgages	5,679	4,083	1,596	79	15,372	7,438
Construction	3,530	—	3,530	458	5,082	5,091
Residential	11,321	6,442	4,879	581	13,771	12,589
Consumer	7,916	6,899	1,017	170	8,573	7,956
Total	$49,352	$30,455	$18,897	$2,258	$71,500	$56,936

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)	The above includes acquired impaired loans totaling $4.3 million in the ending loan balance and $4.8 million in the contractual principal balance.
Interest income of $0.2 million and $0.3 million was recognized on impaired loans during the three months ended March 31, 2019 and March 31, 2018, respectively.
As of March 31, 2019, there were 17 residential loans and 13 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $1.2 million and $5.6 million, respectively. As of December 31, 2018, there were 26 residential loans and 11 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $1.9 million and $5.3 million, respectively.
Reserves on Acquired Nonimpaired Loans
In accordance with ASC 310, loans acquired by the Bank through its mergers with First National Bank of Wyoming, Alliance Bancorp, Inc. (Alliance), Penn Liberty Bank (Penn Liberty) and Beneficial are reflected on the balance sheet at their fair values on the date of acquisition as opposed to their contractual values. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date, the Bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s remaining credit mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.

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
Commercial Credit Exposure

	March 31, 2019
	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(2)
(Dollars in thousands)					Amount	%
Risk Rating:
Special mention	$8,127	$27,030	$—	$—	$35,157
Substandard:
Accrual	54,890	23,671	10,422	1,309	90,292
Nonaccrual	10,741	5,384	3,869	2,414	22,408
Doubtful	4,588	—	—	367	4,955
Total Special Mention and Substandard	78,346	56,085	14,291	4,090	152,812	2%
Acquired impaired	6,130	4,070	19,715	636	30,551	—%
Pass	2,135,612	1,252,790	2,319,146	570,971	6,278,519	98%
Total	$2,220,088	$1,312,945	$2,353,152	$575,697	$6,461,882	100%

(1)	Includes commercial small business leases.

(2)	Table includes $2.7 billion of acquired non-impaired loans as of March 31, 2019.

	December 31, 2018
	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
(Dollars in thousands)					Amount	%
Risk Rating:
Special mention	$8,710	$21,230	$—	$—	$29,940
Substandard:
Accrual	37,424	21,081	9,767	168	68,440
Nonaccrual	13,180	4,406	3,951	2,337	23,874
Doubtful	876	—	—	444	1,320
Total Special Mention and Substandard	60,190	46,717	13,718	2,949	123,574	3%
Acquired impaired	1,531	4,248	7,504	749	14,032	—%
Pass	1,410,768	1,009,009	1,141,517	312,868	3,874,162	97%
Total	$1,472,489	$1,059,974	$1,162,739	$316,566	$4,011,768	100%

(1)	Table includes $350.5 million of acquired non-impaired loans as of December 31, 2018.
Residential and Consumer Credit Exposure

	Residential(2)		Consumer		Total Residential and Consumer(3)
	March 31,	December 31,	March 31,	December 31,	March 31, 2019		December 31, 2018
(Dollars in thousands)	2019	2018	2019	2018	Amount	Percent	Amount	Percent
Nonperforming(1)	$10,590	$11,017	$8,169	$7,883	$18,759	1%	$18,900	2%
Acquired impaired loans	8,483	761	3,456	151	11,939	—%	912	—%
Performing	1,080,303	189,772	1,120,134	672,905	2,200,437	99%	862,677	98%
Total	$1,099,376	$201,550	$1,131,759	$680,939	$2,231,135	100%	$882,489	100%

(1)
Includes $14.1 million as of March 31, 2019 and $14.0 million as of December 31, 2018 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.

(2)	Residential performing loans excludes $16.2 million and $16.5 million of reverse mortgages at fair value as of March 31, 2019 and December 31, 2018, respectively.

(3)	Total includes $1.2 billion and $79.5 million in acquired non-impaired loans as of March 31, 2019 and December 31, 2018, respectively.

Troubled Debt Restructurings (TDRs)
TDRs are recorded in accordance with ASC 310-40, Troubled Debt Restructuring by Creditors.
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Performing TDRs	$14,995	$14,953
Nonperforming TDRs	9,401	10,211
Total TDRs	$24,396	$25,164
Approximately $1.1 million and $1.2 million in related reserves have been established for these loans at March 31, 2019 and December 31, 2018, respectively.
The following table presents information regarding the types of loan modifications made for the three months ended March 31, 2019 and 2018:

	March 31, 2019					March 31, 2018
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and Industrial	—	—	—	—	—	—	—	—	—	—
Owner-occupied commercial	—	—	—	—	—	—	—	—	—	—
Commercial Mortgages	1	—	—	—	1	—	1	—	—	1
Construction	—	—	—	—	—	—	1	—	—	1
Residential	—	—	1	1	2	—	—	—	—	—
Consumer	—	—	1	3	4	1	1	—	2	4
Total	1	—	2	4	7	1	3	—	2	6

(1)	Other includes underwriting exceptions.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and payment is reasonably assured.
The following table presents loans identified as TDRs during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$—	$—	$—	$—
Owner-occupied commercial	—	—	—	—
Commercial mortgages	31	31	458	458
Construction	—	—	920	920
Residential	102	102	—	—
Consumer	868	868	262	262
Total	$1,001	$1,001	$1,640	$1,640
During the three months ended March 31, 2019, the TDRs set forth in the table above resulted in a decrease of less than $0.1 million in our allowance for loan losses and no additional charge-offs. For the same period of 2018, the TDRs set forth in the table resulted in no change in our allowance for loan losses, and resulted in no additional charge-offs. During the three months ended March 31, 2019, one TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of less than $0.1 million. During the three months ended March 31, 2018, two TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of $0.1 million.

9. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through our equipment leasing business.

Lessee

Our leases have remaining lease terms of less than 1 year to 43 years, which includes renewal options that are exercised at our discretion. The Company's lease terms to calculate the lease liability and right of use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. We account for lease components separately from nonlease components. We sublease certain real estate to third parties.

The components of operating lease cost were as follows:

		Three months ended
(Dollars in thousands)	Classification	March 31, 2019
Operating lease cost (1)	Occupancy expense	$5,724
Sublease income		(101)
Net lease cost		$5,623

(1)	Includes variable lease cost and short-term lease cost.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	Classification	March 31, 2019
Assets
Operating right of use assets	Other assets	$180,274
Total assets		180,274

Liabilities
Operating lease liabilities	Other liabilities	$187,847
Total liabilities		187,847

Lease term and discount rate
		March 31, 2019
Weighted average remaining lease term (in years)
Operating leases		19.88
Weighted average discount rate
Operating leases		4.26%

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	Operating leases
2019	$18,427
2020	16,684
2021	16,355
2022	16,335
2023	16,495
After 2023	212,539
Total lease payments	296,835
Less: Interest	(108,988)
Present value of lease liabilities	187,847

Supplemental cash flow information related to leases was as follows:

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,387
Right of use assets obtained in exchange for new operating lease liabilities	$61,693

Lessor Equipment Leasing

WSFS provides equipment and small business lease financing through our two leasing subsidiaries, Beneficial Equipment Finance Corp and NewLane Finance Company. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and Fees on Loans and Leases on the Consolidated Statements of Income.

The components of direct finance lease income are summarized in the table below:

March 31, 2019
Direct financing leases:
Interest income on lease receivable	$669
Interest income on deferred fees and costs	57
Total direct financing lease income	$726

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

March 31, 2019
Lease receivables	$160,594
Unearned income	(15,921)
Deferred fees and costs	(15)
Net investment in direct financing leases	$144,658

At March 31, 2019, future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	Direct financing leases
2019	$43,390
2020	47,122
2021	34,519
2022	21,458
2023	11,396
After 2023	2,709
Total lease payments	$160,594

10. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.

During the three months ended March 31, 2019, we determined there were no events or indicators of impairment as it relates to goodwill or other intangibles.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2018	$145,808	$—	$20,199	$166,007
Goodwill from business combinations	309,486	—	—	309,486
March 31, 2019	$455,294	$—	$20,199	$475,493
ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes our intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
March 31, 2019
Core deposits	$95,711	$(6,235)	$89,476	10 years
Customer relationships	17,561	(6,215)	11,346	7-15 years
Non-compete agreements	221	(113)	108	5 years
Loan servicing rights	5,177	(1,337)	3,840	10-30 years
Total intangible assets	$118,670	$(13,900)	$104,770
December 31, 2018
Core deposits	$10,658	$(5,285)	$5,373	10 years
Customer relationships	17,561	(5,815)	11,746	7-15 years
Non-compete agreements	221	(101)	120	5 years
Loan servicing rights	2,652	(1,301)	1,351	10-30 years
Favorable lease asset (1)	1,932	(506)	1,426	10 months-18 years
Total intangible assets	$33,024	$(13,008)	$20,016

(1)	The favorable lease asset was fully amortized and written off during the three months ended March 31, 2019 as a result of our adoption of ASU 2016-01. See Note 2 for further information.
We recognized amortization expense on intangible assets of $1.4 million and $0.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
The following table presents the estimated future amortization expense on our intangible assets:

(Dollars in thousands)	Amortization of Intangibles
Remaining in 2019	$9,779
2020	10,981
2021	10,655
2022	10,592
2023	10,564
Thereafter	52,199
Total	$104,770

11. DEPOSITS

The following table shows our deposits by category:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Noninterest-bearing:
Noninterest demand	$2,191,321	$1,626,252
Total noninterest-bearing	$2,191,321	$1,626,252

Interest-bearing:
Interest-bearing demand	$2,069,393	$1,062,228
Savings	1,721,417	538,213
Money market	1,900,223	1,542,962
Customer time deposits	1,475,695	672,942
Brokered deposits	315,655	197,834
Total interest-bearing	7,482,383	4,014,179
Total deposits	$9,673,704	$5,640,431

12. ASSOCIATE BENEFIT PLANS
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
The following table presents the components of net periodic benefit cost related to our postretirement medical benefits plan measured at January 1, 2019 and 2018.

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Service cost	$13	$15
Interest cost	19	17
Prior service cost amortization	(19)	(19)
Net gain recognition	(15)	(11)
Net periodic benefit cost	$(2)	$2

Alliance Associate Pension Plan

During the fourth quarter of 2015, we completed the acquisition of Alliance and its wholly owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At the time of the acquisition, we assumed the Alliance pension plan offered to its current Associates.
The following table presents the components of net periodic benefit cost related to the Alliance Associate Pension Plan measured at January 1, 2019 and 2018.

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Service cost	$10	$10
Interest cost	69	73
Expected return on plan assets	(147)	(135)
Prior service cost amortization	—	—
Net gain recognition	—	—
Net periodic benefit cost	$(68)	$(52)

During the fourth quarter of 2018, the Company notified the Alliance pension plan participants of its intention to terminate the plan. The Company anticipates completing the pension plan termination in 2019. As of March 31, 2019, the valuation of the benefit obligations and estimated future benefit payments did not include termination assumptions.

Beneficial Associate Pension and other postretirement benefits plans
On March 1, 2019, we closed our acquisition of Beneficial. At the time of the acquisition, we assumed the pension plan covering certain eligible Beneficial Associates. The plan was frozen in 2008.
The following table presents the components of net periodic benefit cost related to the Beneficial pension benefits and other postretirement benefit plans.

	One month ended March 31, 2019
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
Service cost	$—	$8
Interest cost	286	59
Expected return on plan assets	(481)	—
Prior service cost amortization	—	—
Net gain recognition	—	—
Net periodic benefit cost	$(195)	$67

13. INCOME TAXES
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
There were no unrecognized tax benefits as of March 31, 2019. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2015 through 2018 tax years are subject to examination as of March 31, 2019. We do not expect to record or realize any material unrecognized tax benefits during 2019.
As a result of the adoption of ASU No. 2014-01, Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects, the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $0.6 million and $0.5 million of such amortization has been reflected as income tax expense for the three months ended March 31, 2019 and 2018, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the three months ended March 31, 2019 were $0.6 million, $0.6 million and $0.1 million, respectively. The carrying value of the investment in affordable housing credits is $16.2 million at March 31, 2019, compared to $16.9 million at December 31, 2018.
14. STOCK-BASED COMPENSATION
During the three months ended March 31, 2019, we issued stock-based compensation awards to certain Associates including stock options and Restricted Stock Units (RSUs). The number of shares reserved for issuance under our 2018 Incentive Plan (2018 Plan) is 1,500,000. At March 31, 2019, there were 1,220,034 shares available for future grants under the 2018 Plan.
We record stock-based compensation expense related to awards granted to Associates in Salaries, benefits and other compensation; and expenses related to awards granted to directors is recorded in Other operating expense in our Consolidated Statements of Income. Total stock-based compensation expense recognized during the three months ended March 31, 2019 and 2018 was $0.7 million ($0.5 million after tax) and $1.0 million ($0.8 million after tax), respectively.
Stock Options
During the three months ended March 31, 2019, we awarded 120,019 stock options to certain Associates with a weighted average exercise price of $43.28. Stock options granted during 2019 vest in 25% per annum increments, start to become exercisable one year from the grant date and expire seven years from the grant date. We issue new shares of common stock upon the exercise of stock options.
We determine the grant date fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are subjective. The expected term was derived from historical exercise patterns and represents the amount of time that stock options granted are expected to be outstanding. Other significant assumptions used to determine the grant date fair value of options granted in 2019 include volatility measured using the fluctuation in month end closing stock prices over a period which corresponds with the average expected option life; a weighted-average risk-free rate of return (zero coupon treasury yield); and a dividend yield indicative of our current dividend rate.

The following table summarizes the assumptions we used to value options awarded during the three months ended March 31, 2019:

March 31, 2019
Expected term (in years)	5.5
Volatility	23.6%
Weighted-average risk-free interest rate	2.50%
Dividend yield	1.02%
The total amount of unrecognized compensation cost related to nonvested stock options as of March 31, 2019 was $2.0 million. The weighted-average period over which the expense is expected to be recognized is 3.36 years. During the first quarter of 2019, we recognized $0.1 million of compensation expense related to these awards.
Restricted Stock and Restricted Stock Units
During the three months ended March 31, 2019, we awarded 53,669 RSUs to certain Associates with a grant date fair value per unit of $43.28. RSUs are granted at no cost to the recipient and generally vest over a four year period. All outstanding awards granted to senior executives vest over no less than a four year period. The 2018 Plan allows for awards with vesting periods less than four years subject to Board approval. The fair value of RSUs is equal to the fair value of our Common Stock on the date of grant.
The total amount of compensation cost to be recognized relating to non-vested restricted stock as of March 31, 2019 was $4.6 million. The weighted average period over which the expense is expected to be recognized is 3.22 years. During the three months ended March 31, 2019, we recognized $0.5 of compensation cost related to these awards.
During the three months ended March 31, 2019, we awarded an additional 13,224 RSUs which vest two years from the grant date and with a grant date fair value per unit of $43.28, to our executive management team in recognition of the Company's 2018 performance (the Executive Superior Performance Plan). The total amount of compensation to be recognized related to these awards is $0.6 million. During the three months ended March 31, 2019, we recognized less than $0.1 million of compensation cost related to these awards.
15. FAIR VALUE DISCLOSURES OF FINANCIAL ASSETS AND LIABILITIES
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

The following tables present financial instruments carried at fair value as of March 31, 2019 and December 31, 2018 by level in the valuation hierarchy (as described above):

	March 31, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$395,180	$—	$395,180
FNMA MBS	—	877,773	—	877,773
FHLMC MBS	—	214,932	—	214,932
GNMA MBS	—	35,311	—	35,311
Other assets	—	4,020	—	4,020
Total assets measured at fair value on a recurring basis	$—	$1,527,216	$—	$1,527,216

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$5,315	$—	$5,315

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$48,450	$48,450
Other real estate owned	—	—	2,233	2,233
Loans held for sale	—	33,893	—	33,893
Impaired loans, net	—	—	45,324	45,324
Total assets measured at fair value on a nonrecurring basis	$—	$33,893	$96,007	$129,900

	December 31, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$371,750	$—	$371,750
FNMA MBS	—	644,073	—	644,073
FHLMC MBS	—	153,922	—	153,922
GNMA MBS	—	35,334	—	35,334
Other assets	—	2,098	—	2,098
Total assets measured at fair value on a recurring basis	$—	$1,207,177	$—	$1,207,177

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,493	$—	$3,493

Assets measured at fair value on a nonrecurring basis
Other investments	—	—	37,233	37,233
Other real estate owned	—	—	2,668	2,668
Loans held for sale	—	25,318	—	25,318
Impaired loans, net	—	—	47,094	47,094
Total assets measured at fair value on a nonrecurring basis	$—	$25,318	$86,995	$112,313
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2019.

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
Available-for-sale securities
As of March 31, 2019, securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are $1.5 billion in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 because, as with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
Other investments
Other investments includes our investments in equity securities without readily determinable fair values. These investments include, among others, our Visa Class B shares and our investments in Spring EQ and SoFi, all of which are categorized as Level 3. Our Visa Class B ownership includes shares acquired at no cost from our prior participation in Visa’s network while Visa operated as a cooperative as well as shares subsequently acquired through private transactions and auctions.
Our equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period. As a result of our adoption of ASU 2016-01 and observable market transactions, we recorded an unrealized gain on our Visa Class B shares of $3.8 million during the three months ended March 31, 2019 as compared to $15.3 million during the three months ended March 31, 2018.
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
The gross amount of impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans was $51.2 million and $49.4 million at March 31, 2019 and December 31, 2018, respectively. The valuation allowance on impaired loans was $5.9 million as of March 31, 2019 and $2.3 million as of December 31, 2018.

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
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial, commercial small business leases, commercial mortgages, owner-occupied commercial, construction, residential mortgages and consumer. For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans, with the exception of reverse mortgages, are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair values of reverse mortgages are based on the net present value of the expected cash flows using a discount rate specific to the reverse mortgages portfolio. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are used if appraisals are not available. This technique does contemplate an exit price.
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
The book value and estimated fair value of our financial instruments are as follows:

		March 31, 2019		December 31, 2018
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$647,812	$647,812	$620,757	$620,757
Investment securities available for sale	See previous table	1,523,196	1,523,196	1,205,079	1,205,079
Investment securities held to maturity	Level 2	148,190	149,732	149,950	149,431
Other investments	Level 3	48,450	48,450	37,233	37,233
Loans, held for sale	Level 2	33,893	33,893	25,318	25,318
Loans, net(1)(2)	Level 3	8,610,280	8,672,826	4,816,825	4,772,377
Impaired loans, net	Level 3	45,324	45,324	47,094	47,094
Stock in FHLB of Pittsburgh	Level 2	12,429	12,429	19,259	19,259
Accrued interest receivable	Level 2	40,441	40,441	22,001	22,001
Other assets	Level 2	4,020	4,020	2,098	2,098
Financial liabilities:
Deposits	Level 2	9,673,704	9,737,150	5,640,431	5,597,227
Borrowed funds	Level 2	406,368	219,430	699,788	694,526
Standby letters of credit	Level 3	410	410	495	495
Accrued interest payable	Level 2	6,331	6,331	1,900	1,900
Other liabilities	Level 2	5,315	5,315	3,493	3,493
 (1) Excludes impaired loans, net.
 (2) Includes reverse mortgage loans.
At March 31, 2019 and December 31, 2018 we had no commitments to extend credit measured at fair value.

16. DERIVATIVE FINANCIAL INSTRUMENTS
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
Fair Values of Derivative Instruments
The table below presents the fair value of our derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of March 31, 2019.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	3	$75,000	Other Liabilities	$(2,400)
Total		$75,000		$(2,400)
Derivatives not designated as hedging instruments:
Interest rate products		$81,583	Other Assets	$2,610
Interest rate products		81,583	Other Liabilities	(2,706)
Risk participation agreements		7,758	Other Liabilities	(4)
Interest rate lock commitments with customers		75,760	Other Assets	1,288
Interest rate lock commitments with customers		5,169	Other Liabilities	(12)
Forward sale commitments		27,180	Other Assets	122
Forward sale commitments		48,698	Other Liabilities	(193)
Total		$327,731		$1,105
Total derivatives		$402,731		$(1,295)
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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the three months ended March 31, 2019, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest income as interest payments are received on our variable-rate pooled loans. During the next twelve months, we estimate that $1.0 million will be reclassified as an increase to interest income. During the three months ended March 31, 2019, less than $0.1 million was reclassified into interest income.
We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of one month (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of March 31, 2019, we had three outstanding interest rate derivatives with an aggregate notional amount of $75 million that were designated as cash flow hedges of interest rate risk.

Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and three months ended March 31, 2019 and March 31, 2018.

	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) or Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2019	2018
Interest Rate Products	$630	$(764)	Interest income
Total	$630	$(764)

	Amount of Gain or (Loss) Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended March 31,
Derivatives Not Designated as a Hedging Instrument	2019	2018
Interest Rate Lock Commitments	$632	$1,100	Mortgage banking activities, net
Forward Sale Commitments	(234)	$(83)	Mortgage banking activities, net
Total	$398	$1,017

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
As of March 31, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.5 million. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $6.6 million against our obligations under these agreements. If we had breached any of these provisions at March 31, 2019, we could have been required to settle our obligations under the agreements at the termination value.

17. SEGMENT INFORMATION
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
Our Cash Connect® segment provides ATM vault cash, smart safe, and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect®.
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses.  WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS Bank (doing business as WSFS Institutional Services) provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. The trust divisions of WSFS (doing business as Christiana Trust) provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.

The following tables show segment results for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$96,946	$—	$2,631	$99,577	$65,290	$—	$2,323	$67,613
Noninterest income	17,264	12,402	11,456	41,122	26,606	11,353	9,508	47,467
Total external customer revenues	114,210	12,402	14,087	140,699	91,896	11,353	11,831	115,080
Inter-segment revenues:
Interest income	3,792	—	4,005	7,797	2,968	—	2,363	5,331
Noninterest income	1,883	177	186	2,246	2,108	181	34	2,323
Total inter-segment revenues	5,675	177	4,191	10,043	5,076	181	2,397	7,654
Total revenue	119,885	12,579	18,278	150,742	96,972	11,534	14,228	122,734
External customer expenses:
Interest expense	15,136	—	1,127	16,263	9,503	—	396	9,899
Noninterest expenses	82,577	8,030	6,985	97,592	39,435	7,319	6,658	53,412
Provision for loan losses	7,286	—	368	7,654	3,661	—	(11)	3,650
Total external customer expenses	104,999	8,030	8,480	121,509	52,599	7,319	7,043	66,961
Inter-segment expenses:
Interest expense	4,005	2,558	1,234	7,797	2,363	2,059	909	5,331
Noninterest expenses	363	545	1,338	2,246	215	672	1,436	2,323
Total inter-segment expenses	4,368	3,103	2,572	10,043	2,578	2,731	2,345	7,654
Total expenses	109,367	11,133	11,052	131,552	55,177	10,050	9,388	74,615
Income before taxes	$10,518	$1,446	$7,226	$19,190	$41,795	$1,484	$4,840	$48,119
Income tax provision				6,260				10,769
Consolidated net income				12,930				37,350
Net loss attributable to noncontrolling interest				(93)				—
Net income attributable to WSFS				13,023				37,350

The following table shows significant components of segment net assets as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$178,195	$462,345	$7,272	$647,812	$115,147	$491,863	$13,747	$620,757
Goodwill	455,294	—	20,199	475,493	145,808	—	20,199	166,007
Other segment assets	10,831,733	6,469	222,910	11,061,112	6,225,820	7,743	228,543	6,462,106
Total segment assets	$11,465,222	$468,814	$250,381	$12,184,417	$6,486,775	$499,606	$262,489	$7,248,870
Capital expenditures	$3,669	$11	$8	$3,688	$4,779	$375	$344	$5,498

18. INDEMNIFICATIONS AND GUARANTEES
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
We do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There was one repurchase for $0.2 million during the three months ended March 31, 2019.
Swap Guarantees
We entered into agreements with seven unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. Under the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event that the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives.
At March 31, 2019 and December 31, 2018, there were 156 and 136 variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers, respectively. The initial notional aggregate amount was approximately $749.4 million at March 31, 2019 compared to $581.5 million at December 31, 2018. At March 31, 2019, maturities ranged from under 1 year to 12 years. The aggregate market value of these swaps to the customers was a liability of $6.8 million at March 31, 2019 and a liability of $0.3 million at December 31, 2018. At March 31, 2019, 93 swaps, with a liability of $10.9 million, were in paying positions to a third party. We had no reserves for these swap guarantees as of March 31, 2019.

19. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE LOSS
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
Changes to accumulated other comprehensive loss by component are shown, net of taxes, in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Total
Balance, December 31, 2018	$(14,553)	$779	$834	$(2,454)	$(15,394)
Other comprehensive (loss) income before reclassifications	17,265	(2)	(99)	630	17,794
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(11)	(91)	(42)	—	(144)
Net current-period other comprehensive income (loss)	17,254	(93)	(141)	630	17,650
Balance, March 31, 2019	$2,701	$686	$693	$(1,824)	$2,256

Balance, December 31, 2017	$(7,842)	$1,223	$865	$(2,398)	$(8,152)
Other comprehensive income before reclassifications	(11,827)	—	—	(765)	(12,592)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(16)	(119)	59	—	(76)
Net current-period other comprehensive (loss) income	(11,843)	(119)	59	(765)	(12,668)
Balance, March 31, 2018	$(19,685)	$1,104	$924	$(3,163)	$(20,820)

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the table below:

	Three Months Ended March 31,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2019	2018
Securities available for sale:
Realized gains on securities transactions	$(15)	$(21)	Securities gains, net
Income taxes	4	5	Income tax provision
Net of tax	$(11)	$(16)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(120)	$(156)	Interest and dividends on investment securities
Income taxes	29	37	Income tax provision
Net of tax	$(91)	$(119)
Amortization of Defined Benefit Pension items:
Prior service costs (credits) (1)	$(19)	$59
Actuarial gains	(15)	(11)
Total before tax	$(34)	$48	Salaries, benefits and other compensation
Income taxes	(8)	11	Income tax provision
Net of tax	(42)	59
Total reclassifications	$(144)	$(76)

(1)
Prior service costs balance for the three months ended March 31, 2018 includes a tax true-up adjustment of $0.1 million. Note that the tax true-up was made to the deferred tax asset with an offset to AOCI and does not affect the actual net periodic benefit costs of the pension plan.

20. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time we enter into transactions with related parties, including, but not limited to, our officers and directors. These transactions are made on substantially the same terms and conditions, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to us. Any related party loans exceeding $0.5 million require review and approval by the Board of Directors. During the first quarter of 2019, there were no loans to related parties exceeding $0.5 million.
The outstanding balances of loans to related parties at March 31, 2019 and December 31, 2018 were $1.3 million and $1.2 million, respectively. Total deposits from related parties at March 31, 2019 and December 31, 2018 were $10.6 million and $5.4 million, respectively. During the first quarter of 2019, new loans and credit line advances to related parties were $0.5 million and repayments were $0.4 million.

21. LEGAL AND OTHER PROCEEDINGS
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
As previously disclosed, on February 27, 2018, we entered into a settlement agreement with Universitas Education, LLC (Universitas) to resolve arbitration claims related to services provided by Christiana Bank and Trust Company (CB&T) prior to its acquisition by WSFS in December 2010. In accordance with the litigation settlement, we paid Universitas $12.0 million to fully settle the claims. During the third quarter of 2018, WSFS recovered $7.9 million in settlement and legal costs from insurance carriers that provided coverage relating to the Universitas matter. WSFS is pursuing all of its rights and remedies to recover the remaining amounts relating to the Universitas proceeding, including the Universitas settlement payment, legal fees and related costs, by enforcing the indemnity right in the 2010 purchase agreement by which WSFS acquired CB&T.
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

22. SUBSEQUENT EVENTS

We evaluated subsequent events in accordance with ASC Topic 855 and determined that the following qualifies as a non-recognized subsequent event:

Change in Capital Structure

On April 30, 2019, the Company amended and restated its Certificate of Incorporation, upon recommendation of the Company's Board of Directors and approval by our stockholders at the 2019 annual meeting of stockholders. The Certificate of Incorporation was amended to increase the number of authorized shares of the Company’s common stock from 65,000,000 to 90,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). At $12.2 billion in assets and $19.0 billion in assets under management (AUM) and assets under administration (AUA), WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys broader fiduciary powers than most other types of financial institutions. A fixture in the community, we have been in operation for more than 187 years. In addition to our focus on stellar customer service, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
We have five consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress) and Christiana Trust Company of Delaware (Christiana Trust DE). We also have one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has four wholly owned subsidiaries: Beneficial Equipment Finance Corp., WSFS Investment Group, Inc. (WSFS Wealth Investments), 1832 Holdings, Inc., and Monarch Entity Services, LLC, and one majority-owned subsidiary, NewLane Finance Company.
Our core banking business is commercial lending funded by customer-generated deposits. We have built a $6.5 billion commercial loan portfolio by recruiting seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of March 31, 2019, we service our customers primarily from 152 offices located in Delaware (49), Pennsylvania (72), New Jersey, (29), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services through our branches and Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions.
On March 1, 2019, we closed our acquisition of Beneficial Bancorp, Inc. (Beneficial). Subject to the terms and conditions of the Merger Agreement, stockholders of Beneficial received 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock. See Note 3 to the unaudited Consolidated Financial Statements for further information.
Our Cash Connect® segment is a premier U.S. provider of ATM vault cash, smart safe and other cash logistics services in the U.S. Cash Connect® manages over $1.0 billion in total cash and services approximately 26,000 non-bank ATMs and approximately 2,400 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates 441 ATMs for the Bank, which has one of the largest branded ATM networks in our market.
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

Our Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses.  Combined, these businesses had $19.0 billion of assets under management (AUM) and assets under administration (AUA) at March 31, 2019. WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. WSFS (West) Capital Management, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS Bank (doing business as WSFS Institutional Services) provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. The trust divisions of WSFS (doing business as Christiana Trust) provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.
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

NewLane Finance Company (formerly Neumann Finance Company), originates small business leases and is majority owned (83%) by WSFS Bank. NewLane Finance Company focuses on providing financing products and services to businesses nationwide and targets various equipment categories including technology, software, office, medical and other areas.

Beneficial Equipment Finance Corporation originates small business leases, primarily medical and veterinary equipment.

On April 24, 2019, WSFS Bank announced its intention to combine NewLane Finance Company and Beneficial Equipment Finance Corporation later in 2019. The combined organization will be headquartered at NewLane’s offices in Center City, Philadelphia.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Total assets increased $4.9 billion to $12.2 billion at March 31, 2019 compared to December 31, 2018. Net loans, excluding loans held for sale, increased $3.8 billion which includes $3.7 billion of loans acquired from Beneficial. The remaining increase in net loans was primarily due to an increase of $50.0 million in construction loans and an increase of $27.9 million in consumer loans. Investment securities increased $316.4 million during the three months ended March 31, 2019, mainly due to our ongoing balance sheet optimization related to our acquisition of Beneficial. Goodwill and intangible assets increased $394.2 million during the three months ended March 31, 2019, due to our acquisition of Beneficial. Other assets increased $231.3 million during the three months ended March 31, 2019, primarily due to a $180.3 million right-of-use asset recorded under ASU 2016-02, Leases. BOLI increased $82.8 million during the three months ended March 31, 2019 reflecting the value of BOLI policies acquired from Beneficial, which we plan to surrender during the second quarter of 2019, and an increase of $27.1 million of cash and cash equivalents, primarily due to improved cash optimization at Cash Connect®. Other investments increased $11.2 million during the three months ended March 31, 2019, primarily due to an unrealized gain of $3.8 million on our Visa Class B shares in addition to equity investments acquired from Beneficial. These increases were partially offset by a decrease of $6.8 million, or 35%, during the three months ended March 31, 2019, in stock in the Federal Home Loan Bank of Pittsburgh, due to higher redemptions during the period. For further information, see the Notes to the unaudited Consolidated Financial Statements.
Total liabilities increased $4.0 billion to $10.4 billion during the three months ended March 31, 2019. Customer funding increased $3.9 billion during the three months ended March 31, 2019, which includes $3.8 billion of customer funding acquired from Beneficial. The remaining increase was primarily due to an increase of $71.6 million in customer deposits, which includes a $65.7 million increase in customer time deposits and an increase of $15.3 million in savings deposits, partially offset by a decrease of $15.5 million in money market accounts. Brokered deposits increased $117.8 million, which includes $206.3 million in brokered deposits acquired from Beneficial. In addition, other liabilities increased $222.5 million during the three months ended March 31, 2019, primarily due to a $187.8 million lease liability recorded under ASU 2016-02, Leases. Partially offsetting these increases were a decrease of $247.2 million, or 75%, in FHLB advances and a decrease of $53.7 million in federal funds purchased during the three months ended March 31, 2019, both due to our ongoing balance sheet optimization related to our acquisition of Beneficial.
Capital Resources
Share Repurchases: During the first quarter of 2019, WSFS repurchased 77,452 shares of common stock at an average price of $42.52 following the closing of the Beneficial acquisition through our new share buyback program approved by the Board of Directors in the fourth quarter of 2018. The new program enables us to repurchase up to 3,136,978 shares of common stock after the completion of our acquisition of Beneficial. Under the program, purchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The program is consistent with our intent to return a minimum of 25% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks. As of March 31, 2019, the Company expects to repurchase up to $15.4 million of stock during 2019, consistent with our regulatory application.
In addition to these share repurchases, we repurchased $5.8 million of common stock in connection with the settlement of outstanding stock based compensation awards held by Beneficial Associates at closing. See Note 3 to the unaudited Consolidated Financial Statements for further information.
Stockholders’ equity increased $968.8 million between December 31, 2018 and March 31, 2019. This increase was primarily due to our acquisition of Beneficial, but also reflects $17.3 million from the effect of market-value changes on available-for-sale securities, and the effect of quarterly earnings of $13.0 million, partially offset by the payment of the common stock dividend of $3.5 million during the quarter and $9.1 million for stock buybacks, described above.

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of March 31, 2019:

	Consolidated Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$1,240,417	12.20%	$813,446	8.00%	$1,016,808	10.00%
WSFS Financial Corporation	1,343,969	13.12%	819,482	8.00%	1,024,353	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,192,798	11.73%	610,085	6.00%	813,446	8.00%
WSFS Financial Corporation	1,296,351	12.66%	614,612	6.00%	819,482	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,192,798	11.73%	457,564	4.50%	660,925	6.50%
WSFS Financial Corporation	1,231,351	12.02%	460,959	4.50%	665,829	6.50%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,192,798	14.00%	340,831	4.00%	426,039	5.00%
WSFS Financial Corporation	1,296,351	15.15%	342,192	4.00%	427,740	5.00%
Book value per share of common stock was $33.69 at March 31, 2019, an increase of $7.52, or 29% from $26.17 at December 31, 2018. Tangible book value per share of common stock (a non-GAAP financial measure) was $22.77 at March 31, 2019, an increase of $2.53, or 13%, from $20.24 at December 31, 2018.  We believe tangible common book value per share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible common book value per share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."
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
Not included in the Bank’s capital, the Company separately held $185.0 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
As shown in the table above, as of March 31, 2019, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

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
During the three months ended March 31, 2019, cash and cash equivalents increased $27.1 million to $647.8 million from $620.8 million as of December 31, 2018. Cash provided by operating activities was $22.6 million, primarily reflecting the cash impact of earnings during the three months ended March 31, 2019. Cash provided by investing activities was $332.7 million, which included proceeds of $578.8 million from sales of securities acquired from Beneficial and $30.0 million from net redemptions of FHLB stock, partially offset by $302.8 million used to purchase investment securities as part of our balance sheet optimization, and $93.4 million from additional lending activity. Cash used for financing activities was $328.3 million, primarily due to $247.2 million used to repay FHLB advances, $53.7 million for repayment of federal funds purchased, a $15.0 million net decrease in deposits, cash paid for dividends of $3.5 million and $9.1 million for repurchases of common stock, which includes $5.8 million of common stock repurchased in connection with the settlement of outstanding stock based compensation awards held by Beneficial Associates at closing. See Note 3 to the unaudited Consolidated Financial Statements for further information.
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

The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Nonaccruing loans:
Commercial and industrial	$15,330	$14,056
Owner-occupied commercial	5,383	4,406
Commercial mortgages	3,869	3,951
Construction	2,781	2,781
Residential mortgages	2,482	2,854
Consumer	2,193	2,006
Total nonaccruing loans	32,038	30,054
Other real estate owned	2,233	2,668
Restructured loans(1)	14,995	14,953
Total nonperforming assets	$49,266	$47,675
Past due loans:
Commercial	$—	$71
Residential mortgages	739	660
Consumer (2)	12,237	104
Total past due loans	$12,976	$835
Ratio of allowance for loan losses to total gross loans (3)	0.53%	0.81%
Ratio of allowance for loan losses to total gross loans (excluding acquired loans)	1.05	0.89
Ratio of nonaccruing loans to total gross loans (3)	0.37	0.62
Ratio of nonperforming assets to total assets	0.40	0.66
Ratio of allowance for loan losses to nonaccruing loans	145	132
Ratio of allowance for loan losses to total nonperforming assets(4)	94	83

(1)	Accruing loans only, which includes acquired nonimpaired loans. Nonaccruing Troubled Debt Restructurings (TDRs) are included in their respective categories of nonaccruing loans.

(2)	Includes U.S. government guaranteed student loans with little risk of credit loss

(3)	Total loans exclude loans held for sale and reverse mortgages.

(4)	Excludes acquired impaired loans.
Nonperforming assets increased $1.6 million between December 31, 2018 and March 31, 2019, including a $2.0 million increase in nonaccruing loans. Restructured loans at March 31, 2019 were essentially flat as compared to December 31, 2018. The ratio of nonperforming assets to total assets decreased from 0.66% at December 31, 2018 to 0.40% at March 31, 2019, primarily due to the larger combined balance sheet.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Beginning balance	$47,675	$59,000
Additions	5,485	4,585
Collections	(2,627)	(3,076)
Transfers to accrual	(203)	(9)
Charge-offs	(1,064)	(3,625)
Ending balance	$49,266	$56,875
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

INTEREST RATE SENSITIVITY
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At March 31, 2019, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $521.6 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 89.38% at March 31, 2019 compared with 98.67% at December 31, 2018. Likewise, the one-year interest-sensitive gap as a percentage of total assets was (4.28)% at March 31, 2019 compared with (0.57)% at December 31, 2018. The lower one-year interest-sensitive gap along with a more neutral net interest margin resulted from the acquisition of Beneficial.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	4.0%	18.74%	8.0%	16.93%
+200	2.8%	19.08%	5.0%	17.19%
+100	1.5%	19.29%	3.0%	17.26%
+50	0.8%	19.39%	1.3%	17.25%
+25	0.4%	19.41%	0.7%	17.24%
—	—%	19.41%	—%	17.21%
-25	(0.4)%	19.38%	(0.7)%	17.16%
-50	(1.0)%	19.33%	(1.5)%	17.09%
-100	(2.9)%	19.06%	(4.0)%	16.82%
-200(3)	(8.1)%	18.00%	(9.0)%	15.87%
-300(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates in the periods presented.
We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

RESULTS OF OPERATIONS
Three months ended March 31, 2019: For the three months ended March 31, 2019, net income was $13.0 million compared with $37.4 million for the three months ended March 31, 2018. Net interest income increased $25.6 million, primarily due the acquisition of Beneficial, as well as improved positioning in the higher short-term interest rate environment over the last year, pricing discipline, and loan growth. See “Net Interest Income” for further information. Noninterest income decreased $6.3 million in comparison with March 31, 2018, primarily due to a decrease of $11.5 million in the amount of unrealized gain on our investment in Visa Class B shares for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Excluding these unrealized gains, noninterest income increased $5.2 million and reflects growth across most of our business lines. See “Noninterest (Fee) Income” for further information. Noninterest expense increased $44.2 million during the three months ended March 31, 2019, primarily due to $31.0 million of corporate development and restructuring costs related to our merger with Beneficial, and higher employee-related costs and other operating costs to support organic and merger-related growth. See “Noninterest Expense” for further information.

Net Interest Income
The following table provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended March 31,
	2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial real estate loans	$1,970,030	$26,604	5.48%	$1,440,607	$18,165	5.11%
Residential real estate loans	528,686	7,601	5.75	247,975	3,832	6.18
Commercial loans	2,854,458	41,146	5.86	2,562,207	31,209	4.96
Consumer loans	842,543	11,468	5.52	572,977	7,081	5.01
Loans held for sale	20,482	298	5.90	16,361	178	4.35
Total loans	6,216,199	87,117	5.69	4,840,127	60,465	5.07
Mortgage-backed securities(3)	1,437,159	10,466	2.91	841,880	5,399	2.57
Investment securities(3)	149,127	1,044	3.40	161,280	1,120	3.39
Other interest-earning assets	79,015	950	4.88	33,251	629	7.57
Total interest-earning assets	7,881,500	99,577	5.14%	5,876,538	67,613	4.69%
Allowance for loan losses	(40,433)			(41,464)
Cash and due from banks	107,845			125,402
Cash in non-owned ATMs	427,890			516,259
Bank-owned life insurance	35,058			87,058
Other noninterest-earning assets	687,316			336,051
Total assets	$9,099,176			$6,899,844
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$1,383,088	$1,736	0.51%	$995,667	$815	0.33%
Money market	1,647,032	3,840	0.95	1,386,836	1,589	0.46
Savings	947,170	871	0.37	553,461	253	0.19
Customer time deposits	972,458	3,264	1.36	622,544	1,686	1.10
Total interest-bearing customer deposits	4,949,748	9,711	0.80	3,558,508	4,343	0.49
Brokered certificates of deposit	213,675	1,231	2.34	254,307	897	1.43
Total interest-bearing deposits	5,163,423	10,942	0.86	3,812,815	5,240	0.56
Federal Home Loan Bank advances	403,961	2,590	2.60	601,044	2,463	1.66
Trust preferred borrowings	67,011	726	4.39	67,011	557	3.37
Senior debt	98,410	1,179	4.79	98,193	1,179	4.80
Other borrowed funds(4)	173,253	826	1.93	151,288	460	1.23
Total interest-bearing liabilities	5,906,058	16,263	1.12%	4,730,351	9,899	0.85%
Noninterest-bearing demand deposits	1,768,570			1,350,342
Other noninterest-bearing liabilities	262,004			93,437
Stockholders’ equity	1,162,591			725,714
Noncontrolling interest	(47)			—
Total liabilities and stockholders’ equity	$9,099,176			$6,899,844
Excess of interest-earning assets over interest-bearing liabilities	$1,975,442			$1,146,187
Net interest and dividend income		$83,314			$57,714
Interest rate spread			4.02%			3.84%
Net interest margin			4.30%			4.01%

(1)	Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.

(2)	Average balances are net of unearned income and include nonperforming loans.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased.

During the three months ended March 31, 2019, net interest income increased $25.6 million, or 44% from the three months ended March 31, 2018. Net interest margin was 4.30% for the first quarter of 2019, a 29 basis points increase compared to 4.01% for the first quarter of 2018. This increase includes an 18 basis points increase from one month of purchase-related accretion from the acquisition of Beneficial and a 17 basis points increase from improved positioning in the higher short-term interest rate environment over the last year, pricing discipline and loan growth, partially offset by a 6 basis points decrease from expected margin compression due to Beneficial's lower-margin balance sheet.
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
For the three months ended March 31, 2019 and 2018, we recorded a provision for loan losses of $7.7 million and $3.7 million, respectively. The increase was primarily due to additional reserves related to an existing WSFS nonperforming commercial relationship.
The allowance for loan losses was $46.3 million at March 31, 2019 and $39.5 million at December 31, 2018. The ratio of allowance for loan losses to total gross loans was 0.53% at March 31, 2019 and 0.81% at December 31, 2018. Excluding the impact of all purchased loans, this ratio would have been 1.05% and 0.89% at March 31, 2019 and December 31, 2018, respectively. The ratio of net charge-offs to average gross loans net of unearned income, which excludes loans held for sale and reverse mortgages, was 0.06% and 0.29% (annualized) at March 31, 2019 and December 31, 2018, respectively. See Note 8 to the unaudited Consolidated Financial Statements for further information.
Noninterest (Fee) Income
During the first quarter of 2019, the Company earned noninterest income of $41.1 million, a decrease of $6.3 million compared to $47.5 million in the first quarter of 2018, primarily due to a decrease of $11.5 million in the amount of unrealized gain on our investment in Visa Class B shares for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This decrease was partially offset by an additional $1.3 million of traditional banking-related fee income related to Beneficial, $1.3 million from higher trust-related fees, $0.9 million from credit/debit card and ATM income (primarily from higher bailment revenue from our Cash Connect® division), $0.7 million, net, from a non-recurring transfer of client accounts to a departing Wealth investment adviser, in accordance with the buy-out provisions of the adviser's contract, as well as $0.4 million from mortgage banking activities in 2019.
Noninterest Expense
Noninterest expense for the first quarter of 2019 was $97.6 million, an increase of $44.2 million from $53.4 million in the first quarter of 2018, primarily reflecting corporate development and restructuring costs of $31.0 million related to our acquisition of Beneficial, as well as $9.7 million of higher ongoing operating costs due to our acquisition of Beneficial, which closed on March 1, 2019. Also contributing to the increase was $1.1 million, net, of higher operating costs to support growth in our balance sheet and fee-based businesses, and $0.7 million of higher planned marketing costs in our expanded markets in 2019.

Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $6.3 million during the three months ended March 31, 2019 compared to income tax expense of $10.8 million for the same period in 2018.
Our effective tax rate was 32.6% for the three months ended March 31, 2019 compared to 22.4% during the same period in 2018.  The effective tax rate for the three months ended March 31, 2019 increased primarily due to non-deductible expenses associated with the acquisition of Beneficial. Nondeductible acquisition costs of $8.2 million were recognized during the three months ended March 31, 2019 whereas none were incurred in the comparable period in 2018. Further, the tax benefit related to stock-based compensation activity during the three months ended March 31, 2019 pursuant to ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation (Topic 718), decreased compared to the prior year. The tax benefit recognized during the three months ended March 31, 2019 was $0.1 million compared to $0.6 million for the comparable period in 2018.
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
Contractual Obligations
Our contractual obligations at March 31, 2019 did not significantly change from our contractual obligations at December 31, 2018, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the new contractual obligations shown in the table below, which reflect our acquisition of Beneficial.

(Dollars in thousands)	Total	Remaining in 2019	2020-2021	2022-2023	2024 and Beyond
Commitments to extend credit (1)	$1,919,630	$1,919,630	$—	$—	$—
Operating lease obligations	296,835	18,427	33,039	32,830	212,539
Data processing and network operations (2)	23,067	15,353	6,127	1,576	11
Total	$2,239,532	$1,953,410	$39,166	$34,406	$212,550

(1)	Includes loan commitments and commercial standby letters of credit. Does not reflect commitments to sell residential mortgages.

(2)	Includes termination costs expected to be incurred in August 2019 in connection with the acquisition of Beneficial.

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

(Dollars and share amounts in thousands, except per share amounts)	March 31, 2019	December 31, 2018
Stockholders’ equity	$1,789,752	$820,920
Less: Goodwill and other intangible assets	580,263	186,023
Tangible common equity (numerator)	$1,209,489	$634,897
Shares of common stock outstanding (denominator)	53,128	31,418
Book value per share of common stock	$33.69	$26.17
Goodwill and other intangible assets	10.92	5.93
Tangible book value per share of common stock	$22.77	$20.24
CRITICAL ACCOUNTING ESTIMATES
The preparation of the unaudited Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2019, it is possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.
For further discussion of our critical accounting estimates, see the “Management's Discussion and Analysis - Critical Accounting Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

RECENT REGULATORY DEVELOPMENTS
General
As a federally chartered savings institution the Bank is subject to regulation by the Federal Deposit Insurance Corporation (FDIC), and the Office of the Comptroller of the Currency (OCC), collectively referred to as the Federal banking agencies. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank is required to file periodic reports with the OCC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the FHFA and the Federal Reserve.
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

In May 2018, the Economic Growth Act was signed into law. The Economic Growth Act amends portions of the Dodd-Frank Act in order to provide regulatory relief to banking organizations such as ourselves. Among other reforms, the Economic Growth Act revised the risk-weighting of certain commercial real estate loans. The Basel III Capital Rules as finalized in 2013 required a banking organization to risk weight certain commercial real estate loans that were determined to have high volatility at 150% rather than at 100% for other commercial real estate (CRE) loans. In order to avoid high volatility commercial real estate (HVCRE) status and the higher risk weight, a CRE loan had to meet several requirements, including an equity contribution form the borrower in the form of cash, unencumbered readily marketable assets, or paid development expenses out of pocket. A lender could not return the contribution to the borrower until the loan was paid off or replaced with permanent financing. The Economic Growth Act replaced the HVCRE category with a narrower category for HVCRE acquisition, development, and construction (HVCRE ADC) loans. Among other things, a borrower may now make its equity contribution in the form or real property or improvements, and the lender may reclassify an HVCRE ADC loan more easily, enabling the lender to return the equity contribution to the borrower more easily. The federal banking agencies issued an interim final rule in September 2018 to implement these changes. We have not yet determined the impact of these changes on our CRE loan portfolio.
Several but not all of the reforms are limited to banking organizations with fewer than $10 billion in total consolidated assets. At March 31, 2019, as a result of our acquisition of Beneficial, our total consolidated assets at both the Company and Bank levels exceeded $10 billion, and we have ceased to be eligible for many of these changes. Banks below the $10 billion threshold may be eligible for a single community bank leverage ratio in place of the Basel III-based capital requirements, are exempt from the Volcker Rule, and may be subject to reduced mortgage lending requirements.
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
In addition, the capital rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer: a ratio of CET 1 to total risk-based assets of at least 2.5% on top of the minimum risk-based capital requirements. The implementation of the capital conservation buffer began to phase in on January 1, 2016, and took effect on January 1, 2019. As a result, as of January 1, 2019, the Company and the Bank must adhere to the following minimum capital ratios to satisfy the Basel III Capital Rule requirements and to avoid the limitations on capital distributions and discretionary bonus payments to executive officers: (i) 4.0% tier 1 leverage ratio; (ii) minimum CET 1 risk-based capital ratio of 7.0%; (iii) minimum tier 1 risk-based capital ratio of 8.5%; and (iv) minimum total risk-based capital ratio of 10.5%. The final rules also revised the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 8.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments). As of March 31, 2019, we had approximately $67.0 million of trust preferred securities outstanding, all of which are counted as Tier 1 capital.
The phase-in period for the final rules began for us on January 1, 2015. Full compliance with all of the final rule’s requirements phased in over a multi-year schedule is required by January 1, 2019. As of March 31, 2019, the Company and the Bank met the applicable standards, and the Bank was “well-capitalized” under the prompt corrective action rules.
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
In accordance with the statute, the interchange fee standards do not apply to fees charged by issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31), such as the Bank, against debit accounts that they hold. As a result of our acquisition of Beneficial our total consolidated assets at both the Company and Bank levels will exceed $10 billion on December 31, 2019, and we will become subject to the Durbin Amendment rules in 2020.
London Inter-Bank Offered Rate (LIBOR)
In 2014, a committee of private-market derivative participants and their regulators, the Alternative Reference Rate Committee (ARRC), was convened by the Federal Reserve to identify an alternative reference interest rate to replace LIBOR. In June 2017, the ARRC announced the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In April 2018, the Federal Reserve Bank of New York began to publish SOFR rates on a daily basis. The Company has contracts, including loan and derivative contracts, that are currently indexed to LIBOR, and we are currently evaluating risks and potential process changes arising from these developments.

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

(b)
Changes in internal control over financial reporting. During the three months ended March 31, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings
Incorporated herein by reference to Note 21 – Legal and Other Proceedings to the unaudited Consolidated Financial Statements.

Item 1A.    Risk Factors

There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2019.
During the fourth quarter of 2018, the Board of Directors of the Company approved a stock buyback program that enables us to repurchase up to 3,136,978 shares of common stock after the closing of our acquisition of Beneficial, which occurred on March 1, 2019. Under the program, purchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The program is consistent with our intent to return a minimum of 25% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks.

2019	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January	—	$—	—	3,136,978
February	—	—	—	3,136,978
March	77,452	42.52	77,452	3,059,526
Total	77,452	$42.52	77,452
(1) As of March 31, 2019, the Company expects to repurchase up to $15.4 million of stock during 2019, consistent with our regulatory application in support of the Beneficial acquisition.
(2) In addition to these share repurchases, we repurchased $5.8 million of common stock in connection with the settlement of outstanding stock based compensation awards held by Beneficial Associates at closing. See Note 3 to the unaudited Consolidated Financial Statements for further information.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.     Exhibits

Exhibit Number	Description of Document
2.1
Agreement and Plan of Reorganization, dated as of August 7, 2018, as amended on November 1, 2018, by and between WSFS Financial Corporation and Beneficial Bancorp, Inc. is incorporated herein by reference to Exhibit 2.01 of the Registrant’s Form S-4/A filed on November 2, 2018. *

3.1
Registrant’s Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2011.

3.2
Certificate of Amendment, dated May 1, 2015, to the Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 5, 2015.

3.3
Certificate of Amendment, dated April 30, 2019, to the Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 30, 2019.

3.4	Amended and Restated Bylaws of WSFS Financial Corporation is incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on November 21, 2014.
10.1
Letter Agreement, dated as of August 7, 2018, by and between WSFS Financial Corporation and Gerard P. Cuddy is incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 5, 2019.

10.2	Supplemental Pension and Retirement Plan of Beneficial Bank.
10.3	Beneficial Bank Stock-Based Deferral Plan.
10.4	Amended and Restated Beneficial Bank Elective Deferred Compensation Plan.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
* Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
** Submitted as Exhibits 101 to this Quarterly Report on Form 10-Q are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.
Exhibits 10.1 through 10.4 represent management contracts or compensatory plan arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date: May 10, 2019	/s/ Rodger Levenson
Rodger Levenson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)