Form 10-Q
period 2019-06-30
WSFS FINANCIAL CORP
filed 2019-08-07
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 52,988,084 shares as of August 2, 2019.

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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in thousands, except per share data)	(Unaudited)
Interest income:
Interest and fees on loans and leases	$129,001	$64,442	$216,118	$124,907
Interest on mortgage-backed securities	12,229	6,190	22,695	11,589
Interest and dividends on investment securities:
Taxable	31	16	50	33
Tax-exempt	999	1,092	2,024	2,195
Other interest income	643	411	1,593	1,040
	142,903	72,151	242,480	139,764
Interest expense:
Interest on deposits	16,123	6,368	27,065	11,608
Interest on Federal Home Loan Bank advances	806	2,536	3,396	4,999
Interest on senior debt	1,180	1,180	2,359	2,359
Interest on federal funds purchased	805	434	1,592	880
Interest on trust preferred borrowings	717	637	1,443	1,194
Interest on other borrowings	40	7	79	21
	19,671	11,162	35,934	21,061
Net interest income	123,232	60,989	206,546	118,703
Provision for loan losses	12,195	2,498	19,849	6,148
Net interest income after provision for loan losses	111,037	58,491	186,697	112,555
Noninterest income:
Credit/debit card and ATM income	13,677	10,709	25,192	20,514
Investment management and fiduciary income	10,382	10,244	20,529	19,433
Deposit service charges	6,103	4,664	10,849	9,294
Mortgage banking activities, net	2,846	1,692	4,938	3,429
Loan fee income	650	567	1,535	1,166
Securities gains, net	63	—	78	21
Unrealized gains on equity investments	1,033	—	4,831	15,346
Bank owned life insurance income	383	—	600	232
Other income	7,734	7,111	15,441	13,019
	42,871	34,987	83,993	82,454
Noninterest expense:
Salaries, benefits and other compensation	48,550	30,944	84,755	60,797
Occupancy expense	8,810	5,008	15,177	10,256
Equipment expense	5,444	3,176	9,433	6,265
Data processing and operations expenses	3,731	1,896	6,319	3,803
Professional fees	2,915	2,320	4,787	4,045
Marketing expense	1,947	1,084	3,537	1,842
FDIC expenses	1,042	515	1,662	1,114
Loan workout and OREO expenses	1,145	681	1,253	1,107
Corporate development expense	13,946	457	40,573	457
Restructuring expense	1,881	—	6,243	—
Recovery of fraud loss	—	—	—	(1,665)
Other operating expense	18,437	11,750	31,701	23,222
	107,848	57,831	205,440	111,243
Income before taxes	46,060	35,647	65,250	83,766
Income tax provision	10,091	6,907	16,351	17,676
Net income	$35,969	$28,740	$48,899	$66,090
Less: Net loss attributable to noncontrolling interest	(231)	—	(324)	—
Net income attributable to WSFS	$36,200	$28,740	$49,223	$66,090
Earnings per share:
Basic	$0.68	$0.91	$1.07	$2.10
Diluted	$0.68	$0.89	$1.06	$2.05
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in thousands)	(Unaudited)		(Unaudited)
Net income	$35,969	$28,740	$48,899	$66,090
Less: Net loss attributable to noncontrolling interest	(231)	—	(324)	—
Net income attributable to WSFS	36,200	28,740	49,223	66,090
Other comprehensive income (loss):
Net change in unrealized gains (loss) on investment securities available for sale
Net unrealized gains (loss) arising during the period, net of tax (benefit) expense of $6,289 and ($1,398), $11,831, and ($5,112), respectively	19,591	(4,501)	36,856	(16,328)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $15, $0, $19 and $5, respectively	(48)	—	(59)	(16)
	19,543	(4,501)	36,797	(16,344)
Net change in securities held to maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $27, $36, $56, and $73, respectively	(84)	(117)	(177)	(236)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of ($8), ($9), ($17) and $9, respectively	(34)	(30)	(175)	29
Net change in cash flow hedge
Net unrealized gain (loss) arising during the period, net of tax expense (benefit) of $323, ($76), $525 and ($316) respectively	1,007	(245)	1,637	(1,010)
Total other comprehensive income (loss)	20,432	(4,893)	38,082	(17,561)
Total comprehensive income	$56,632	$23,847	$87,305	$48,529
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019	December 31, 2018
(Dollars in thousands, except per share and share data)	(Unaudited)
Assets:
Cash and due from banks	$183,632	$134,939
Cash in non-owned ATMs	338,006	484,648
Interest-bearing deposits in other banks including collateral of $0 at June 30, 2019 and $1,000 at December 31, 2018	187	1,170
Total cash and cash equivalents	521,825	620,757
Investment securities, available for sale (amortized cost of $1,767,602 at June 30, 2019 and $1,224,227 at December 31, 2018)	1,796,870	1,205,079
Investment securities, held to maturity, at cost (fair value $145,867 at June 30, 2019 and $149,431 at December 31, 2018)	143,317	149,950
Other investments	48,711	37,233
Loans, held for sale at fair value	51,721	25,318
Loans and leases, net of allowance of $45,364 at June 30, 2019 and $39,539 at December 31, 2018	8,567,709	4,863,919
Bank owned life insurance	30,118	6,687
Stock in Federal Home Loan Bank of Pittsburgh at cost	15,874	19,259
Other real estate owned	3,703	2,668
Accrued interest receivable	40,784	22,001
Premises and equipment	103,787	44,956
Goodwill	473,712	166,007
Intangible assets	101,984	20,016
Other assets	256,480	65,020
Total assets	$12,156,595	$7,248,870
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,205,992	$1,626,252
Interest-bearing	7,388,718	4,014,179
Total deposits	9,594,710	5,640,431
Federal funds purchased	115,000	157,975
Federal Home Loan Bank advances	115,675	328,465
Trust preferred borrowings	67,011	67,011
Senior debt	98,497	98,388
Other borrowed funds	18,948	47,949
Accrued interest payable	7,064	1,900
Other liabilities	303,302	85,831
Total liabilities	10,320,207	6,427,950
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 57,239,683 at June 30, 2019 and 56,926,978 at December 31, 2018	573	569
Capital in excess of par value	1,043,065	349,810
Accumulated other comprehensive income (loss)	22,688	(15,394)
Retained earnings	830,397	791,031
Treasury stock at cost, 4,007,722 shares at June 30, 2019 and 25,552,887 shares at December 31, 2018	(60,112)	(305,096)
Total stockholders’ equity of WSFS	1,836,611	820,920
Noncontrolling interest	(223)	—
Total stockholders' equity	1,836,388	820,920
Total liabilities and stockholders' equity	$12,156,595	$7,248,870
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Six Months Ended June 30, 2019
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2018	56,926,978	$569	$349,810	$(15,394)	$791,031	$(305,096)	$820,920	$—	$820,920
Net income (loss)	—	—	—	—	49,223	—	49,223	(324)	48,899
Other comprehensive income	—	—	—	38,082	—	—	38,082	—	38,082
Cash dividend, $0.23 per share	—	—	—	—	(9,857)	—	(9,857)	—	(9,857)
Issuance of common stock including proceeds from exercise of common stock options	312,705	4	4,123	—	—	—	4,127	—	4,127
Re-issuance of treasury stock in connection with BNCL merger and related items	—	—	687,897	—	—	262,071	949,968	101	950,069
Stock-based compensation expense	—	—	1,235	—	—	—	1,235	—	1,235
Repurchases of common shares (1)	—	—	—	—	—	(17,087)	(17,087)	—	(17,087)
Balance, June 30, 2019	57,239,683	$573	$1,043,065	$22,688	$830,397	$(60,112)	$1,836,611	$(223)	$1,836,388

	Three Months Ended June 30, 2019
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2019	56,941,493	$569	$1,038,494	$2,256	$800,511	$(52,078)	$1,789,752	$(75)	$1,789,677
Net income (loss)	—	—	—	—	36,200	—	36,200	(231)	35,969
Other comprehensive income	—	—	—	20,432	—	—	20,432	—	20,432
Cash dividend, $0.12 per share	—	—	—	—	(6,406)	—	(6,406)	—	(6,406)
Issuance of common stock including proceeds from exercise of common stock options	298,190	4	3,886	—	—	—	3,890	—	3,890
BNCL merger and related items	—	—	—	—	92	—	92	83	175
Stock-based compensation expense	—	—	685	—	—	—	685	—	685
Repurchases of common shares (2)	—	—	—	—	—	(8,034)	(8,034)	—	(8,034)
Balance, June 30, 2019	57,239,683	$573	$1,043,065	$22,688	$830,397	$(60,112)	$1,836,611	$(223)	$1,836,388

(1)
Repurchase of common stock includes 271,340 shares repurchased in connection with the Company's share buyback program approved by the Board of Directors, and 132,993 shares repurchased to cover taxes due on the consideration transferred in the Beneficial acquisition related to the vesting of unrestricted Beneficial stock awards.

(2)	Repurchase of common stock includes 193,888 shares repurchased in connection with the Company's share buyback program approved by the Board of Directors.

	Six Months Ended June 30, 2018
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2017	56,279,527	$563	$336,271	$(8,152)	$669,557	$(273,894)	$724,345	$—	$724,345
Net income	—	—	—	—	66,090	—	66,090	—	66,090
Other comprehensive loss	—	—	—	(17,581)	—	—	(17,581)	—	(17,581)
Cash dividend, $0.20 per share	—	—	—	—	(6,298)	—	(6,298)	—	(6,298)
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	20	(20)	—	—	—	—
Issuance of common stock including proceeds from exercise of common stock options	405,857	3	7,059	—	—	—	7,062	—	7,062
Stock-based compensation expense	—	—	1,420	—	—	—	1,420	—	1,420
Repurchases of common shares, 120,000 shares	—	—	—	—	—	(6,061)	(6,061)	—	(6,061)
Balance, June 30, 2018	56,685,384	$566	$344,750	$(25,713)	$729,329	$(279,955)	$768,977	$—	$768,977

	Three Months Ended June 30, 2018
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2018	56,394,559	$564	$339,829	$(20,820)	$704,081	$(277,375)	$746,279	$—	$746,279
Net income	—	—	—	—	28,740	—	28,740	—	28,740
Other comprehensive loss	—	—	—	(4,913)	—	—	(4,913)	—	(4,913)
Cash dividend, $0.11 per share	—	—	—	—	(3,472)	—	(3,472)	—	(3,472)
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	20	(20)	—	—	—	—
Issuance of common stock including proceeds from exercise of common stock options	290,825	2	4,447	—	—	—	4,449	—	4,449
Stock-based compensation expense	—	—	474	—	—	—	474	—	474
Repurchases of common shares, 50,000 shares	—	—	—	—	—	(2,580)	(2,580)	—	(2,580)
Balance, June 30, 2018	56,685,384	$566	$344,750	$(25,713)	$729,329	$(279,955)	$768,977	$—	$768,977

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
(Dollars in thousands)	(Unaudited)
Operating activities:
Net income	$48,899	$66,090
Less: Net loss attributable to noncontrolling interest	(324)	—
Net income attributable to WSFS	$49,223	$66,090
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,849	6,148
Depreciation of premises and equipment, net	7,203	4,189
Amortization of fees and discounts, net	24,079	7,914
Amortization of intangible assets	5,658	1,482
Amortization of right of use lease asset	12,982	—
Decrease in operating lease liability	(4,405)	—
Income from mortgage banking activities, net	(4,938)	(3,429)
Gain on sale of securities, net	(78)	(21)
Loss on sale of other real estate owned and valuation adjustments, net	63	70
Stock-based compensation expense	1,235	1,420
Unrealized gain on equity investments	(4,831)	(15,346)
Deferred income tax expense	1,205	2,132
Increase in accrued interest receivable	(1,284)	(988)
Decrease in other assets	23,060	1,827
Origination of loans held for sale	(190,508)	(178,182)
Proceeds from sales of loans held for sale	154,508	177,997
Increase in accrued interest payable	5,164	3,094
Decrease in other liabilities	(3,512)	(13,526)
(Increase) decrease in value of bank owned life insurance	(632)	779
Increase in capitalized interest, net	(1,808)	(1,815)
Net cash provided by operating activities	$92,233	$59,835
Investing activities:
Repayments, maturities and calls of investment securities held to maturity	8,235	3,780
Sale of investment securities available for sale	602,432	7,012
Purchases of investment securities available for sale	(619,652)	(206,667)
Repayments of investment securities available for sale	90,009	50,233
Proceeds from bank-owned life insurance surrender	59,711	96,429
Net increase in loans	(20,646)	(101,978)
Net cash from business combinations	76,072	—
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(95,750)	(92,211)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	122,317	93,690
Sales of other real estate owned	1,610	1,121
Investment in premises and equipment	(5,510)	(3,792)
Sales of premises and equipment	71	157
Net cash provided by (used in) investing activities	$218,899	$(152,226)

	Six Months Ended June 30,
	2019	2018
(Dollars in thousands)	(Unaudited)
Financing activities:
Net decrease in demand and saving deposits	$(75,871)	$(45,121)
Increase in time deposits	25,640	61,196
(Decrease) increase in brokered deposits	(81,028)	98,890
Receipts from FHLB advances	23,341,156	68,146,387
Repayments of FHLB advances	(23,553,946)	(68,226,050)
Receipts from federal funds purchased	15,056,950	13,923,750
Repayments of federal funds purchased	(15,099,925)	(13,881,750)
Dividends paid	(9,857)	(6,298)
Issuance of common stock and exercise of common stock options	4,127	7,062
Change in noncontrolling interest	(223)	—
Purchase of common stock	(17,087)	(6,061)
Net cash (used in) provided by financing activities	$(410,064)	$72,005
Decrease in cash and cash equivalents	(98,932)	(20,386)
Cash and cash equivalents at beginning of period	620,757	723,866
Cash and cash equivalents at end of period	$521,825	$703,480
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$30,771	$17,967
Income taxes	15,987	17,594
Non-cash information:
Loans transferred to other real estate owned	2,098	1,296
Loans transferred to portfolio from held-for-sale at fair value	14,846	1,766
Fair value of assets acquired, net of cash received	5,033,367	—
Fair value of liabilities assumed	5,109,931	—
Impact of ASC 842 Adoption:
Right of use asset	121,288	—
Lease liability	(132,346)	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019
(UNAUDITED)
1. BASIS OF PRESENTATION
General
Our unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (the Company or WSFS), Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress) and Christiana Trust Company of Delaware (Christiana Trust DE). We also have one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has four wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), WSFS Investment Group, Inc. (WSFS Wealth Investments), 1832 Holdings, Inc., and WSFS SPE Services, LLC, and one majority-owned subsidiary, NewLane Finance Company.
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Our core banking business is commercial lending funded primarily by customer-generated deposits. In addition, we offer a variety of wealth management and trust services to personal and corporate customers. The Federal Deposit Insurance Corporation (FDIC) insures our customers’ deposits to their legal maximums. We serve our customers primarily from 147 offices located in Pennsylvania (72), Delaware (49), New Jersey (24), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this Quarterly Report on Form 10-Q.
Our leasing business is conducted by NewLane Finance Company (formerly Neumann Finance Company) and BEFC. Newlane Finance Company originates small business leases and provides financing products and services to businesses nationwide targeting various equipment categories including technology, software, office, medical and other areas. BEFC originates small business leases, primarily medical and veterinary equipment. During the second quarter of 2019, WSFS Bank announced its intention to combine the operations of NewLane Finance Company and BEFC later in 2019.
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
Business Combinations

On March 1, 2019, we acquired Beneficial Bancorp, Inc. (Beneficial), including its subsidiary Beneficial Bank, a community bank headquartered in Philadelphia, Pennsylvania, creating the largest, premier, locally-headquartered bank in the Greater Delaware Valley. Beneficial merged with and into WSFS, with WSFS continuing as the surviving corporation and simultaneously, Beneficial Bank merged with and into WSFS Bank, with WSFS Bank continuing as the surviving bank. This acquisition grew our market share, deepened our presence in the Philadelphia, southeastern Pennsylvania and New Jersey markets, and enhanced our customer base. The results of Beneficial's operations are included in our unaudited Consolidated Financial Statements since the date of the acquisition. See Note 3 for further information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies:
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2018 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at June 30, 2019, except as described below:
Leases
We account for our leases in accordance with ASC 842 - Leases. Most of our leases are recognized on the balance sheet by recording a right-of-use asset and lease liability for each lease. The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments.
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

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2019
ASU No. 2016-02, Leases (Topic 842): In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. Adoption using the comparative modified retrospective transition approach is required; however, in July 2018, the FASB issued ASU 2018-11, Leases-Targeted Improvements, which provides an optional transition method whereby comparative periods presented in the financial statements in the period of adoption do not need to be restated under Topic 842. The Company adopted this guidance on January 1, 2019 using the transition option in ASU 2018-11 and the results of this adoption are recorded in the Consolidated Statements of Financial Condition. See Note 9 for additional disclosures resulting from our adoption of this standard.

ASU No. 2019-01, Leases (Topic 842): Codification Improvements: Subsequent to adopting ASU 2016-02, in March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which makes targeted changes to lessor accounting and clarifies interim transition disclosure requirements upon adopting Topic 842. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance on March 31, 2019. See Note 9 for additional disclosures resulting from our adoption of this standard.

ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities: In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. The new guidance requires the amortization period for certain non-contingent callable debt securities held at a premium to end at the earliest call date of the debt security. If the call option is not exercised at the earliest call date, the guidance requires the debt security's effective yield to be reset based on the contractual payment terms of the debt security. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. Use of the modified retrospective method, with a cumulative-effect adjustment to retained earnings is required. The Company adopted this standard on January 1, 2019, on a modified retrospective basis and the adoption did not have an effect on the Consolidated Financial Statements.

ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815): In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance changes both the designation and measurement guidance for qualifying hedging relationships and simplifies the presentation of hedge results. Specifically, the guidance eliminates the requirement to separately measure and report hedge ineffectiveness and also aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Further, the new guidance provides entities the ability to apply hedge accounting to additional hedging strategies as well as permits a one-time reclassification of eligible to be hedged instruments from held to maturity to available for sale upon adoption. The guidance is effective in annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Adoption using the modified retrospective approach is required for hedging relationships that exist as of the date of adoption; presentation and disclosure requirements are applied prospectively. The Company adopted this standard on January 1, 2019 on a modified retrospective basis for existing hedging relationships and on a prospective basis for presentation and disclosure requirements. The adoption of this standard did not have an effect on the Consolidated Financial Statements. See Note 15 for additional disclosures resulting from our adoption of this standard.

ASU No. 2018-16 Derivatives and Hedging - Inclusion of the Secured Overnight Financial Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815): In October 2018, the FASB issued ASU No. 2018-16 Derivatives and Hedging - Inclusion of the Secured Overnight Financial Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815). The new guidance applies to all entities that elect to apply hedge accounting to benchmark interest rate hedges under Topic 815. It permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes in addition to the existing applicable rates. The guidance is required to be adopted concurrently with ASU 2017-12, on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after adoption. The Company adopted this standard on January 1, 2019 on a prospective basis and the adoption did not have an effect on the Consolidated Financial Statements.
Accounting Guidance Pending Adoption at June 30, 2019

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with the current expected credit losses (CECL) methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. In December 2018, regulators issued a final rule related to regulatory capital (Regulatory Capital Rule: Implementation and Transition of the Current Expected Credit Losses Methodology for Allowances and Related Adjustments to the Regulatory Capital Rule and Conforming Amendments to Other Regulations) which is intended to provide regulatory capital relief to entities transitioning to CECL. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which provides entities the option to irrevocably elect the fair value option on financial instruments within the scope of both ASC 326-20 and ASC 825-10 upon adoption of ASU 2016-13.

This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not plan to early adopt this guidance and will adopt this guidance on January 1, 2020. A cross-functional team from Finance, Credit, and Information Technology is leading the implementation efforts to evaluate the impact of this guidance on the Company’s Consolidated Financial Statements, internal systems, accounting policies, processes and related internal controls. We have completed the implementation of our software solution and a third-party specialist has completed an independent model review of the solution. We continue to focus on our evaluation of acceptable methodologies, accounting policies, and reporting requirements under the guidance as well as implementation and transition rules issued by regulators. As necessary, we will continue to consult with third-party experts and specialists to assist with our implementation efforts. Our implementation efforts to date suggest that adoption may materially increase the allowance for loan losses and decrease capital levels; however, the extent of these impacts will depend on the composition and asset quality of the portfolio, macroeconomic conditions, and significant estimates and judgments made by management at the time of adoption.
ASU No. 2018-13, Fair Value Measurement Disclosure Framework: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework, which amends ASC 820 - Fair Value Measurement. The new guidance modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements for fair value measurements. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption is required on either a prospective or retrospective basis, depending on the amendment. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.

ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plans-General (Topic 715): In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plans-General (Topic 715) which applies to all employers that provide defined benefit pension or other postretirement benefit plans for their employees. The new guidance modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements to financial statement users. The guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. Use of the retrospective method is required. The Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.
ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350). The new guidance provides clarity on capitalizing and expensing implementation costs for cloud computing arrangements in a service contract. If an implementation cost is capitalized, the cost should be recognized over the noncancellable term and periodically assessed for impairment. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption should be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. Our preliminary review of this guidance to date suggests that adoption may result in a material amount of implementation costs being deferred; however, the extent of the impact will depend on the cloud computing implementations occurring at the time of adoption.
ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments: In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The new guidance amends ASU 2016-13 to address topics related to accrued interest receivables, recoveries, disclosures, and certain other clarifications. The new guidance also amends ASU 2017-12 to provide clarification on certain hedge accounting topics and transition requirements amended by ASU 2017-12. Lastly, the new guidance amends ASU 2016-01 to add clarification requiring remeasurement under ASC 820 when using the measurement alternative, among certain other clarifications. The guidance is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. Adoption is required on a prospective, modified-retrospective or retrospective basis, depending on the amendment. The Company will evaluate the amendments to ASU 2016-13 in conjunction with our overall evaluation of ASU 2016-13. For other amendments within this guidance, the Company does not expect the application of this guidance to have a material impact on its Consolidated Financial Statements.

3. BUSINESS COMBINATIONS
Beneficial Bancorp, Inc.
On March 1, 2019, we acquired Beneficial. Subject to the terms and conditions of the merger agreement, the Beneficial stockholders received 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock. Based on the February 28, 2019 closing share price of $43.28, the value of the stock consideration was $950.0 million and cash consideration was $228.2 million, for total transaction value of $1.2 billion. Results of the combined entity’s operations are included in our Consolidated Financial Statements since the date of the acquisition.
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
The following table summarizes the consideration transferred and the fair values of the identifiable assets acquired and liabilities assumed:

(Dollars in thousands)	Fair Value
Consideration Transferred:
Common shares issued (21,816,355)	$949,968
Cash paid to Beneficial stock and option holders	228,239
Value of consideration	1,178,207
Assets acquired:
Cash and due from banks	304,311
Investment securities	619,880
Loans and leases, net	3,711,246
Premises and equipment	69,873
Deferred income taxes	18,739
Bank owned life insurance	82,510
Core deposit intangible	85,053
Servicing rights intangible	2,466
Other assets	135,895
Total assets	5,029,973
Liabilities assumed:
Deposits	4,056,506
Other liabilities	102,965
Total liabilities	4,159,471
Net assets acquired:	870,502
Goodwill resulting from acquisition of Beneficial	$307,705

The following table details the change to goodwill recorded subsequent to acquisition:

(Dollars in thousands)	Fair Value
Goodwill resulting from the acquisition of Beneficial reported as of March 31, 2019	$309,486
Effects of adjustments to:
Cash and due from banks	246
Investment securities	(3,177)
Loans	911
Premises and equipment	(741)
Deferred income taxes	731
Other assets	(420)
Deposits	790
Other liabilities	(121)
Adjusted goodwill resulting from the acquisition of Beneficial as of June 30, 2019	$307,705

In many cases, the fair values of the assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates.

Acquired loans are initially recorded at their fair values as of the acquisition date. The fair value is based on a discounted cash flow methodology that uses assumptions as to credit risk, default rates, collateral values, and loss severity, along with estimated prepayment rates. Loans that have deteriorated in credit quality since their origination, and for which it is probable that all contractual cash flows will not be received, are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. For additional information regarding purchased impaired loans, see Note 7 to the unaudited Consolidated Financial Statements.

The Company acquired Beneficial’s investment portfolio with a fair value of $619.9 million, of which $578.8 million of investment securities were sold subsequent to closing. The proceeds received for the investments sold approximated their fair values as of the acquisition date. The fair value of the retained investment portfolio was determined by taking into account market prices obtained from independent valuation source(s). See Note 14 for additional information.

The Company recorded a deferred income tax asset (DTA) of $18.7 million related to tax attributes of Beneficial along with the effects of fair value adjustments resulting from acquisition accounting for the combination.

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

During the fourth quarter of 2018, WSFS announced a retail banking office optimization plan that includes the consolidation of fourteen Beneficial and eleven WSFS Bank banking offices, which we expect to begin during the third quarter of 2019. Additionally, during the second quarter, WSFS completed the sale of five Beneficial retail banking offices in New Jersey to the Bank of Princeton, a New Jersey-based financial institution, at a deposit premium of 7.37%.

4. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Bailment fees	$6,908	$6,588	$13,807	$12,681
Interchange fees	6,452	3,847	10,839	7,307
Other card and ATM fees	317	274	546	526
Total credit/debit card and ATM income	$13,677	$10,709	$25,192	$20,514

Credit/debit card and ATM income is composed of bailment fees, interchange fees, and other card and ATM fees. Bailment fees are earned from bailment arrangements with our customers. Bailment arrangements are legal relationships in which property is delivered to another party without a transfer of ownership. The party who transferred the property (the bailor) retains ownership interest of the property. In the event that the bailee files for bankruptcy protection, the property is not included in the bailee's assets. The bailee pays an agreed-upon fee for the use of the bailor's property in exchange for the bailor allowing use of the assets at the bailee's site. Bailment fees are earned from cash that is made available for customers' use at an offsite location, such as cash located in an ATM at a customer's place of business. These fees are typically indexed to a market interest rate. This revenue stream generates fee income through monthly billing for bailment services.
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Trust fees	$6,685	$6,118	$13,250	$11,366
Wealth management and advisory fees	3,697	4,126	7,279	8,067
Total investment management and fiduciary income	$10,382	$10,244	$20,529	$19,433

Investment management and fiduciary income is composed of trust fees and wealth management and advisory fees. Trust fees are based on revenue earned from custody, escrow and trustee services on structured finance transactions; indenture trustee, administrative agent and collateral agent services to institutions and corporations; commercial domicile and independent director services; and investment and trustee services to families and individuals across the U.S. Most fees are flat fees, except for a portion of personal and corporate trustee fees where we earn a percentage on the assets under management. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for services provided.
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Service fees	$3,179	$2,634	$5,895	$5,214
Return and overdraft fees	2,696	1,893	4,544	3,777
Other deposit service fees	228	137	410	303
Total deposit service charges	$6,103	$4,664	$10,849	$9,294

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
Other income
The following table presents the components of other income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Managed service fees	$3,624	$3,105	$6,566	$5,931
Currency preparation	851	818	1,590	1,543
ATM insurance	652	605	1,280	1,195
Miscellaneous products and services	2,607	2,583	6,005	4,350
Total other income	$7,734	$7,111	$15,441	$13,019

Other income consists of managed service fees, which are primarily courier fees related to cash management, currency preparation, ATM insurance and other miscellaneous products and services offered by the Bank. These fees are primarily generated through monthly billings or at the time of the transaction. For the six months ended June 30, 2019, "Miscellaneous products and services" included income related to a non-recurring transfer of client accounts to a departing Wealth investment adviser, in accordance with the buy-out provisions of the adviser's contract.
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

See Note 16 for further information about the disaggregation of noninterest income by segment.

5. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income attributable to WSFS	$36,200	$28,740	$49,223	$66,090
Denominator:
Weighted average basic shares	53,253	31,567	46,103	31,497
Dilutive potential common shares	263	697	335	729
Weighted average fully diluted shares	$53,516	$32,264	$46,438	$32,226
Earnings per share:
Basic	$0.68	$0.91	$1.07	$2.10
Diluted	$0.68	$0.89	$1.06	$2.05
Outstanding common stock equivalents having no dilutive effect	1	11	1	23
6. INVESTMENT SECURITIES
The following tables detail the amortized cost and the estimated fair value of our investments in available-for-sale and held-to-maturity debt securities as well as our equity investments. None of our investments in debt securities are classified as trading.

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Debt Securities
CMO	$367,289	$5,455	$509	$372,235
FNMA MBS	1,034,233	19,091	929	1,052,395
FHLMC MBS	330,609	6,219	245	336,583
GNMA MBS	35,471	378	192	35,657
	$1,767,602	$31,143	$1,875	$1,796,870
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$141,315	$2,552	$6	$143,861
Foreign bonds	$2,002	$4	$—	$2,006
	$143,317	$2,556	$6	$145,867

Equity Investments(2)
Visa Class B shares	$15,716	$24,221	$—	$39,937
Other equity investments	8,149	625	—	8,774
	$23,865	$24,846	$—	$48,711

(1)
Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $0.8 million at June 30, 2019, related to securities transferred, which are offset in Accumulated other comprehensive income, net of tax.

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

(2)	Equity investments are included in Other investments in the unaudited Consolidated Statements of Financial Condition.

The scheduled maturities of our available-for-sale debt securities at June 30, 2019 and December 31, 2018 are presented in the table below:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2019 (1)
Within one year	$—	$—
After one year but within five years	19,457	19,519
After five years but within ten years	155,351	156,432
After ten years	1,592,794	1,620,919
	$1,767,602	$1,796,870
December 31, 2018 (1)
Within one year	$—	$—
After one year but within five years	19,714	19,423
After five years but within ten years	170,118	163,731
After ten years	1,034,395	1,021,925
	$1,224,227	$1,205,079

(1)	Actual maturities could differ from contractual maturities.

The scheduled maturities of our held-to-maturity debt securities at June 30, 2019 and December 31, 2018 are presented in the table below:

	Held to Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2019 (1)
Within one year	$2,626	$2,630
After one year but within five years	7,423	7,458
After five years but within ten years	30,228	30,703
After ten years	103,040	105,076
	$143,317	$145,867
December 31, 2018 (1)
Within one year	$1,018	$1,016
After one year but within five years	6,703	6,701
After five years but within ten years	29,613	29,547
After ten years	112,616	112,167
	$149,950	$149,431

(1)	Actual maturities could differ from contractual maturities.
Mortgage-backed securities (MBS) may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty.
Investment securities with fair market values aggregating $1.1 billion and $914.5 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of June 30, 2019 and December 31, 2018, respectively.
During the six months ended June 30, 2019, we sold $602.5 million of debt securities categorized as available for sale, of which $578.8 million was related to the acquisition of Beneficial (see Note 3 for further information about the acquisition). The remaining $23.7 million resulted in realized gains of less than $0.1 million and no realized losses. During the six months ended June 30, 2018, we sold $7.0 million of debt securities categorized as available for sale, resulting in realized gains of less than $0.1 million and no realized losses. The cost basis of all debt securities sales is based on the specific identification method.
As of June 30, 2019 and December 31, 2018, our debt securities portfolio had remaining unamortized premiums of $15.5 million and $12.7 million, respectively, and unaccreted discounts of $3.5 million and $2.5 million, respectively.

For debt securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at June 30, 2019.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$—	$—	$59,051	$509	$59,051	$509
FNMA MBS	31,377	43	105,513	886	136,890	929
FHLMC MBS	18,188	89	18,581	156	36,769	245
GNMA MBS	—	—	14,452	192	14,452	192
Total temporarily impaired investments	$49,565	$132	$197,597	$1,743	$247,162	$1,875

Held-to-maturity debt securities:
State and political subdivisions	$—	$—	$4,105	$6	$4,105	$6
Total temporarily impaired investments	$—	$—	$4,105	$6	$4,105	$6

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

At June 30, 2019, we owned debt securities totaling $251.3 million for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $1.9 million at June 30, 2019. The temporary impairment is the result of changes in market interest rates subsequent to purchase. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.
All debt securities, with the exception of one having a fair value of $0.6 million at June 30, 2019, were AA-rated or better at the time of purchase and remained investment grade at June 30, 2019. All securities were evaluated for OTTI at June 30, 2019 and December 31, 2018. The result of this evaluation showed no OTTI as of June 30, 2019 or December 31, 2018. The estimated weighted average duration of MBS was 3.3 years at June 30, 2019.

7. LOANS
The following table shows our loan and lease portfolio by category:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial and industrial	$2,184,487	$1,472,489
Owner-occupied commercial	1,280,894	1,059,974
Commercial mortgages	2,246,047	1,162,739
Construction	541,696	316,566
Commercial small business leases	156,037	—
Residential(1)	1,081,734	218,099
Consumer	1,126,733	680,939
	8,617,628	4,910,806
Less:
Deferred fees, net	4,555	7,348
Allowance for loan and lease losses	45,364	39,539
Net loans and leases	$8,567,709	$4,863,919
(1) Includes reverse mortgages at fair value of $15.9 million at June 30, 2019 and $16.5 million at December 31, 2018.

Upon the closing of the Beneficial acquisition on March 1, 2019, we acquired $37.0 million of credit impaired loans. The following table details the loans acquired from Beneficial that are accounted for in accordance with ASC 310-30, as of the date of the acquisition.

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

The following table shows the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the Company applies ASC 310-30 as of the dates indicated:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Outstanding principal balance	$48,124	$18,642
Carrying amount	33,752	14,718
Allowance for loan losses	179	227

The following table presents the changes in accretable yield on the acquired credit impaired loans for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$4,955	$2,440	$2,463	$3,035
Addition from Beneficial	—	—	3,068	—
Accretion	(662)	(501)	(1,074)	(918)
Reclassification from nonaccretable difference	207	1,076	207	1,078
Additions/adjustments	(445)	(90)	(609)	(270)
Balance at end of period	$4,055	$2,925	$4,055	$2,925

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
When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, as necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. We charge loans off when they are deemed to be uncollectible. During the six months ended June 30, 2019 and 2018, net charge-offs totaled $14.0 million, or 0.38%, of average loans annualized, and $5.7 million, or 0.24%, of average loans annualized, respectively.
Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled as follows: commercial, owner-occupied commercial, commercial mortgages and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. The probability of default is calculated based on the historical rate of migration to impaired status during the last 34 quarters. During the six months ended June 30, 2019, we increased the look-back period to 34 quarters from the 32 quarters used at December 31, 2018. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the quantitative reserves calculated by the allowance for loan loss model are adequately considering the losses within a full credit cycle. Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 34 quarter look-back period.
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
The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be approximately nine quarters as of June 30, 2019. Our residential mortgage and consumer LEP estimate remains at four quarters as of June 30, 2019. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP annually for our commercial portfolio and review the current four quarter LEP for the retail portfolio to determine the continued reasonableness of this assumption.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.
The following tables provide the activity of our allowance for loan losses and loan balances for the three and six months ended June 30, 2019:

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer	Total
Three months ended June 30, 2019
Allowance for loan losses
Beginning balance	$21,016	$4,949	$6,679	$4,044	$1,401	$8,232	$46,321
Charge-offs	(13,002)	(8)	(153)	(42)	(163)	(960)	(14,328)
Recoveries	203	78	398	1	(2)	498	1,176
Provision (credit)	13,568	(526)	(474)	(1,013)	24	72	11,651
Provision (credit) for acquired loans	219	(13)	94	(6)	98	152	544
Ending balance	$22,004	$4,480	$6,544	$2,984	$1,358	$7,994	$45,364
Six months ended June 30, 2019
Allowance for loan losses
Beginning balance	$14,211	$5,057	$6,806	$3,712	$1,428	$8,325	$39,539
Charge-offs	(13,744)	(8)	(155)	(42)	(285)	(1,644)	(15,878)
Recoveries	561	81	427	2	(16)	799	1,854
Provision (credit)	20,691	(637)	(630)	(682)	75	329	19,146
Provision (credit) for acquired loans	285	(13)	96	(6)	156	185	703
Ending balance	$22,004	$4,480	$6,544	$2,984	$1,358	$7,994	$45,364
Period-end allowance allocated to:
Loans individually evaluated for impairment	$4,324	$—	$—	$—	$488	$183	$4,995
Loans collectively evaluated for impairment	17,679	4,401	6,496	2,976	828	7,810	40,190
Acquired loans evaluated for impairment	1	79	48	8	42	1	179
Ending balance	$22,004	$4,480	$6,544	$2,984	$1,358	$7,994	$45,364
Period-end loan balances:
Loans individually evaluated for impairment(3)	$21,171	$8,753	$2,431	$—	$11,398	$7,383	$51,136
Loans collectively evaluated for impairment	1,575,810	1,168,864	765,268	324,307	134,235	848,396	4,816,880
Acquired nonimpaired loans	738,579	99,326	1,464,739	216,843	912,288	267,955	3,699,730
Acquired impaired loans	4,964	3,951	13,609	546	7,863	2,999	33,932
Ending balance(4)	$2,340,524	$1,280,894	$2,246,047	$541,696	$1,065,784	$1,126,733	$8,601,678

(1)	Includes commercial small business leases.

(2)	Period-end loan balance excludes reverse mortgages at fair value of $15.9 million.

(3)
The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $14.2 million for the period ending June 30, 2019. Accruing troubled debt restructured loans are considered impaired loans.

(4)	Ending loan balances do not include net deferred fees.

The following table provides the activity of the allowance for loan losses and loan balances for the three and six months ended June 30, 2018:

(Dollars in thousands)	Commercial and Industrial	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(1)	Consumer	Total
Three months ended June 30, 2018
Allowance for loan losses
Beginning balance	$16,102	$5,359	$6,617	$2,864	$1,680	$8,188	$40,810
Charge-offs	(1,740)	(341)	—	—	(54)	(828)	(2,963)
Recoveries	359	7	3	1	75	247	692
Provision (credit)	1,133	204	337	422	(182)	537	2,451
Provision for acquired loans	(12)	55	(6)	2	—	8	47
Ending balance	$15,842	$5,284	$6,951	$3,289	$1,519	$8,152	$41,037
Six months ended June 30, 2018
Allowance for loan losses
Beginning balance	$16,732	$5,422	$5,891	$2,861	$1,798	$7,895	$40,599
Charge-offs	(5,100)	(351)	(48)	—	(54)	(1,291)	(6,844)
Recoveries	439	12	137	1	91	454	1,134
Provision (credit)	3,783	146	954	450	(313)	1,086	6,106
Provision for acquired loans	(12)	55	17	(23)	(3)	8	42
Ending balance	$15,842	$5,284	$6,951	$3,289	$1,519	$8,152	$41,037
Period-end allowance allocated to:
Loans individually evaluated for impairment	$2,208	$—	$63	$593	$592	$175	$3,631
Loans collectively evaluated for impairment	13,472	5,266	6,804	2,687	891	7,960	37,080
Acquired loans evaluated for impairment	162	18	84	9	36	17	326
Ending balance	$15,842	$5,284	$6,951	$3,289	$1,519	$8,152	$41,037
Period-end loan balances:
Loans individually evaluated for impairment(2)	$17,015	$3,224	$6,737	$5,557	$12,282	$7,714	$52,529
Loans collectively evaluated for impairment	1,404,662	952,627	972,684	283,480	134,323	581,536	4,329,312
Acquired nonimpaired loans	101,532	125,129	172,082	7,352	65,723	29,239	501,057
Acquired impaired loans	2,904	4,915	9,151	731	771	251	18,723
Ending balance(3)	$1,526,113	$1,085,895	$1,160,654	$297,120	$213,099	$618,740	$4,901,621

(1)	Period-end loan balance excludes reverse mortgages at fair value of $16.1 million.

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

The following tables show our nonaccrual and past due loans at the dates indicated:

	June 30, 2019
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial and industrial(1)	$3,894	$682	$—	$4,576	$2,309,943	$4,964	$21,041	$2,340,524
Owner-occupied commercial	4,105	398	1,165	5,668	1,262,522	3,951	8,753	1,280,894
Commercial mortgages	4,499	201	—	4,700	2,225,436	13,609	2,302	2,246,047
Construction	249	—	—	249	540,901	546	—	541,696
Residential(2)	6,022	6	115	6,143	1,047,891	7,863	3,887	1,065,784
Consumer(3)	6,693	3,811	14,387	24,891	1,097,190	2,999	1,653	1,126,733
Total(4)	$25,462	$5,098	$15,667	$46,227	$8,483,883	$33,932	$37,636	$8,601,678
% of Total Loans	0.30%	0.06%	0.18%	0.54%	98.63%	0.39%	0.44%	100%

(1)	Includes commercial small business leases.

(2)	Residential accruing current balances excludes reverse mortgages at fair value of $15.9 million.

(3)	Includes $22.3 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

(4)	The balances above include a total of $3.7 billion acquired non-impaired loans.

	December 31, 2018
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial and industrial	$3,653	$993	$71	$4,717	$1,452,185	$1,531	$14,056	$1,472,489
Owner-occupied commercial	733	865	—	1,598	1,049,722	4,248	4,406	1,059,974
Commercial mortgages	1,388	908	—	2,296	1,148,988	7,504	3,951	1,162,739
Construction	157	—	—	157	312,879	749	2,781	316,566
Residential(1)	1,970	345	660	2,975	194,960	761	2,854	201,550
Consumer	525	971	104	1,600	677,182	151	2,006	680,939
Total(2)	$8,426	$4,082	$835	$13,343	$4,835,916	$14,944	$30,054	$4,894,257
% of Total Loans	0.17%	0.08%	0.02%	0.27%	98.81%	0.31%	0.61%	100%

(1)	Residential accruing current balances excludes reverse mortgages, at fair value of $16.5 million.

(2)	The balances above include a total of $430.0 million acquired non-impaired loans.
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

The following tables provide an analysis of our impaired loans at June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve(1)	Loans with Related Reserve(2)	Related Reserve	Contractual Principal Balances(2)	Average Loan Balances
Commercial and industrial	$21,173	$8,227	$12,946	$4,324	$25,425	$18,055
Owner-occupied commercial	10,134	8,753	1,381	79	10,430	6,522
Commercial mortgages	3,755	2,431	1,324	48	8,047	6,300
Construction	546	—	546	8	638	3,285
Residential	11,610	7,733	3,877	530	13,722	11,602
Consumer	7,414	6,009	1,405	185	8,161	7,932
Total	$54,632	$33,153	$21,479	$5,174	$66,423	$53,696

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)	The above includes acquired impaired loans totaling $3.5 million in the ending loan balance and $3.8 million in the contractual principal balance.

	December 31, 2018
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve(1)	Loans with Related Reserve(2)	Related Reserve	Contractual Principal Balances(2)	Average Loan Balances
Commercial and industrial	$14,841	$8,625	$6,216	$878	$22,365	$18,484
Owner-occupied commercial	6,065	4,406	1,659	92	6,337	5,378
Commercial mortgages	5,679	4,083	1,596	79	15,372	7,438
Construction	3,530	—	3,530	458	5,082	5,091
Residential	11,321	6,442	4,879	581	13,771	12,589
Consumer	7,916	6,899	1,017	170	8,573	7,956
Total	$49,352	$30,455	$18,897	$2,258	$71,500	$56,936

(1)	Reflects loan balances at or written down to their remaining book balance.

(2)	The above includes acquired impaired loans totaling $4.3 million in the ending loan balance and $4.8 million in the contractual principal balance.
Interest income of $0.4 million and $0.6 million was recognized on impaired loans during the three and six months ended June 30, 2019, respectively. Interest income of $0.4 million and $0.7 million was recognized on impaired loans during the three and six months ended June 30, 2018, respectively.
As of June 30, 2019, there were 19 residential loans and 14 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $2.0 million and $5.2 million, respectively. As of December 31, 2018, there were 26 residential loans and 11 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $1.9 million and $5.3 million, respectively.
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
Commercial Credit Exposure

	June 30, 2019
	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(2)
(Dollars in thousands)					Amount	%
Risk Rating:
Special mention	$4,000	$10,817	$7,352	$—	$22,169
Substandard:
Accrual	51,980	18,969	10,910	497	82,356
Nonaccrual	16,717	8,753	2,302	—	27,772
Doubtful	4,324	—	—	—	4,324
Total Special Mention and Substandard	77,021	38,539	20,564	497	136,621	2%
Acquired impaired	4,964	3,951	13,609	546	23,070	—%
Pass	2,258,539	1,238,404	2,211,874	540,653	6,249,470	98%
Total	$2,340,524	$1,280,894	$2,246,047	$541,696	$6,409,161	100%

(1)	Includes commercial small business leases.

(2)	Table includes $2.5 billion of acquired non-impaired loans as of June 30, 2019.

	December 31, 2018
	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
(Dollars in thousands)					Amount	%
Risk Rating:
Special mention	$8,710	$21,230	$—	$—	$29,940
Substandard:
Accrual	37,424	21,081	9,767	168	68,440
Nonaccrual	13,180	4,406	3,951	2,337	23,874
Doubtful	876	—	—	444	1,320
Total Special Mention and Substandard	60,190	46,717	13,718	2,949	123,574	3%
Acquired impaired	1,531	4,248	7,504	749	14,032	—%
Pass	1,410,768	1,009,009	1,141,517	312,868	3,874,162	97%
Total	$1,472,489	$1,059,974	$1,162,739	$316,566	$4,011,768	100%

(1)	Table includes $350.5 million of acquired non-impaired loans as of December 31, 2018.
Residential and Consumer Credit Exposure

	Residential(2)		Consumer		Total Residential and Consumer(3)
	June 30,	December 31,	June 30,	December 31,	June 30, 2019		December 31, 2018
(Dollars in thousands)	2019	2018	2019	2018	Amount	Percent	Amount	Percent
Nonperforming(1)	$12,106	$11,017	$7,378	$7,883	$19,484	1%	$18,900	2%
Acquired impaired loans	7,863	761	2,999	151	10,862	—%	912	—%
Performing	1,045,815	189,772	1,116,356	672,905	2,162,171	99%	862,677	98%
Total	$1,065,784	$201,550	$1,126,733	$680,939	$2,192,517	100%	$882,489	100%

(1)
Includes $13.9 million as of June 30, 2019 and $14.0 million as of December 31, 2018 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.

(2)	Residential performing loans excludes $15.9 million and $16.5 million of reverse mortgages at fair value as of June 30, 2019 and December 31, 2018, respectively.

(3)	Total includes $1.2 billion and $79.5 million in acquired non-impaired loans as of June 30, 2019 and December 31, 2018, respectively.

Troubled Debt Restructurings (TDRs)
TDRs are recorded in accordance with ASC 310-40, Troubled Debt Restructuring by Creditors.
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Performing TDRs	$14,203	$14,953
Nonperforming TDRs	6,966	10,211
Total TDRs	$21,169	$25,164

Approximately $0.8 million and $1.2 million in related reserves have been established for these loans at June 30, 2019 and December 31, 2018, respectively.
The following table presents information regarding the types of loan modifications made for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019					Six months ended June 30, 2019
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and Industrial	—	1	—	2	3	—	1	—	2	3
Owner-occupied commercial	—	—	—	2	2	—	—	—	2	2
Commercial Mortgages	—	—	—	1	1	1	—	—	1	2
Construction	—	—	—	—	—	—	—	—	—	—
Residential	3	—	—	—	3	4	—	1	—	5
Consumer	3	1	—	—	4	6	1	1	—	8
Total	6	2	—	5	13	11	2	2	5	20

	Three months ended June 30, 2018					Six months ended June 30, 2018
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and Industrial	3	—	—	—	3	3	—	—	—	3
Owner-occupied commercial	—	—	—	—	—	—	—	—	—	—
Commercial Mortgages	1	—	—	—	1	1	1	—	—	2
Construction	—	—	—	—	—	—	1	—	—	1
Residential	4	—	—	—	4	4	—	—	—	4
Consumer	6	—	3	—	9	7	1	3	2	13
Total	14	—	3	—	17	15	3	3	2	23
(1)Other includes underwriting exceptions.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and repayment is reasonably assured.

The following table presents loans identified as TDRs during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$1,347	$1,347	$4,782	$4,782	$1,347	$1,347	$4,782	$4,782
Owner-occupied commercial	1,435	1,435	—	—	1,435	1,435	—	—
Commercial mortgages	483	483	1,564	1,564	514	514	2,022	2,022
Construction	—	—	—	—	—	—	920	920
Residential	321	321	469	469	423	423	469	469
Consumer	540	540	861	861	1,408	1,408	1,123	1,123
Total	$4,126	$4,126	$7,676	$7,676	$5,127	$5,127	$9,316	$9,316

During the three and six months ended June 30, 2019, the TDRs set forth in the table above resulted in a $0.1 million and $0.2 million decrease in our allowance for loan losses, respectively, and no additional charge-offs. For the three and six months ended June 30, 2018, the TDRs set forth in the table resulted in a decrease of $0.7 million in our allowance for loan losses and $0.1 million additional charge-offs.
During the three months ended June 30, 2019, three TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of $1.2 million, compared with two loans with a total loan amount of $0.1 million during the three months ended June 30, 2018. During the six months ended June 30, 2019, four TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of $1.3 million, compared with four TDRs with a total loan amount of $0.2 million during the six months ended June 30, 2018.

9. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through our equipment leasing business.

Lessee

Our leases have remaining lease terms of less than 1 year to 43 years, which includes renewal options that are exercised at our discretion. The Company's lease terms to calculate the lease liability and right of use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right of use asset is included within Other liabilities and Other assets, respectively, in the unaudited Consolidated Statement of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included within Occupancy expense in the unaudited Consolidated Statement of Income. We account for lease components separately from nonlease components. We sublease certain real estate to third parties.

The components of operating lease cost were as follows:

	Three months ended	Six months ended
(Dollars in thousands)	June 30, 2019	June 30, 2019
Operating lease cost (1) (2)	$11,024	$16,748
Sublease income	(175)	(276)
Net lease cost	$10,849	$16,472

(1)	Includes variable lease cost and short-term lease cost.

(2)	Includes accelerated expense due to the previously announced retail branch optimization plan.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	June 30, 2019
Assets
Operating right of use assets	$172,458
Total assets	$172,458

Liabilities
Operating lease liabilities	$186,186
Total liabilities	$186,186

Lease term and discount rate
June 30, 2019
Weighted average remaining lease term (in years)
Operating leases	19.79
Weighted average discount rate
Operating leases	4.27%

Maturities of operating lease liabilities under ASC 842, Leases (as adopted on January 1, 2019) were as follows:

(Dollars in thousands)	June 30, 2019
2019	$14,479
2020	16,948
2021	16,605
2022	16,557
2023	16,717
After 2023	212,429
Total lease payments	293,735
Less: Interest	(107,549)
Present value of lease liabilities	$186,186

The minimum cash payments for operating leases under ASC 840, Leases were as follows:

(Dollars in thousands)	December 31, 2018
2019	$11,562
2020	11,411
2021	11,132
2022	11,078
2023	11,141
After 2023	169,929
Total minimum lease payments	$226,253

Supplemental cash flow information related to leases was as follows:

Six months ended
(Dollars in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,941
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	61,693

Lessor Equipment Leasing

WSFS provides equipment and small business lease financing through our two leasing subsidiaries, BEFC and NewLane Finance Company, acquired from our acquisition of Beneficial on March 1, 2019. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and Fees on Loans and Leases on the Consolidated Statements of Income.

The components of direct finance lease income are summarized in the table below:

	Three months ended	Six months ended
(Dollars in thousands)	June 30, 2019	June 30, 2019
Direct financing leases:
Interest income on lease receivable	$3,109	$3,778
Interest income on deferred fees and costs	206	263
Total direct financing lease income	$3,315	$4,041

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	June 30, 2019
Lease receivables	$176,497
Unearned income	(20,321)
Deferred fees and costs	562
Net investment in direct financing leases	$156,738

At June 30, 2019, future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	Direct financing leases
2019	$31,405
2020	54,378
2021	41,351
2022	27,301
2023	16,245
After 2023	5,817
Total lease payments	$176,497

10. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value.

During the six months ended June 30, 2019, we determined there were no events or indicators of impairment as it relates to goodwill or other intangibles.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2018	$145,808	$—	$20,199	$166,007
Goodwill from business combinations	309,486	—	—	309,486
Remeasurement adjustments	(1,781)	—	—	(1,781)
June 30, 2019	$453,513	$—	$20,199	$473,712

ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes our intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
June 30, 2019
Core deposits	$95,711	$(8,603)	$87,108	10 years
Customer relationships	17,561	(6,615)	10,946	7-15 years
Non-compete agreements	221	(124)	97	5 years
Loan servicing rights	5,219	(1,386)	3,833	10-30 years
Total intangible assets	$118,712	$(16,728)	$101,984
December 31, 2018
Core deposits	$10,658	$(5,285)	$5,373	10 years
Customer relationships	17,561	(5,815)	11,746	7-15 years
Non-compete agreements	221	(101)	120	5 years
Loan servicing rights	2,652	(1,301)	1,351	10-30 years
Favorable lease asset (1)	1,932	(506)	1,426	10 months-18 years
Total intangible assets	$33,024	$(13,008)	$20,016

(1)
The favorable lease asset was fully amortized and written off during the six months ended June 30, 2019 as a result of our adoption of ASU 2016-02 on January 1, 2019. See Note 2 for further information.

We recognized amortization expense on intangible assets of $2.8 million and $4.1 million for the three and six months ended June 30, 2019, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2018, respectively.

The following table presents the estimated future amortization expense on our intangible assets:

(Dollars in thousands)	Amortization of Intangibles
Remaining in 2019	$5,644
2020	11,105
2021	10,780
2022	10,717
2023	10,689
Thereafter	53,049
Total	$101,984

11. DEPOSITS

The following table shows our deposits by category:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Noninterest-bearing:
Noninterest demand	$2,205,992	$1,626,252
Total noninterest-bearing	$2,205,992	$1,626,252

Interest-bearing:
Interest-bearing demand	$2,039,545	$1,062,228
Savings	1,600,879	538,213
Money market	1,987,485	1,542,962
Customer time deposits	1,437,650	672,942
Brokered deposits	323,159	197,834
Total interest-bearing	7,388,718	4,014,179
Total deposits	$9,594,710	$5,640,431

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$14	$15	$27	$30
Interest cost	19	18	38	35
Prior service cost amortization	(19)	(19)	(38)	(38)
Net gain recognition	(16)	(12)	(31)	(23)
Net periodic benefit cost	$(2)	$2	$(4)	$4

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$10	$10	$20	$20
Interest cost	69	74	138	147
Expected return on plan assets	(148)	(137)	(295)	(272)
Prior service cost amortization	—	—	—	—
Net gain recognition	—	—	—	—
Net periodic benefit cost	$(69)	$(53)	$(137)	$(105)

During the fourth quarter of 2018, the Company notified the Alliance pension plan participants, the Internal Revenue Service, and the Pension Benefit Guaranty Corporation of its intention to terminate the plan. The Company anticipates completing the pension plan termination in the second half of 2019. As of June 30, 2019, the valuation of the benefit obligations and estimated future benefit payments did not include termination assumptions.

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

	Three months ended June 30, 2019	Six months ended June 30, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
(Dollars in thousands)	Pension Benefits		Other Postretirement Benefits
Service cost	$—	$—	$23	$30
Interest cost	857	1,142	177	236
Expected return on plan assets	(1,442)	(1,923)	—	—
Prior service cost amortization	—	—	—	—
Net gain recognition	—	—	—	—
Net periodic benefit cost	$(585)	$(781)	$200	$266

13. INCOME TAXES
We account for income taxes in accordance with ASC 740, Income Taxes (ASC 740). ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We exercise significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based on changes in business factors and tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.
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
There were no unrecognized tax benefits as of June 30, 2019. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2015 through 2018 tax years are subject to examination as of June 30, 2019. We do not expect to record or realize any material unrecognized tax benefits during 2019.
As a result of the adoption of ASU No. 2014-01, Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects, the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $0.6 million and $0.5 million of such amortization has been reflected as income tax expense for the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $0.9 million of such amortization has been reflected as income tax expense for the six months ended June 30, 2019 and 2018, respectively .
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the six months ended June 30, 2019 were $1.2 million, $1.3 million and $0.2 million, respectively. The carrying value of the investment in affordable housing credits is $15.6 million at June 30, 2019, compared to $16.9 million at December 31, 2018.
14. FAIR VALUE DISCLOSURES OF FINANCIAL ASSETS AND LIABILITIES
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

The following tables present financial instruments carried at fair value as of June 30, 2019 and December 31, 2018 by level in the valuation hierarchy (as described above):

	June 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$372,235	$—	$372,235
FNMA MBS	—	1,052,395	—	1,052,395
FHLMC MBS	—	336,583	—	336,583
GNMA MBS	—	35,657	—	35,657
Other assets	—	4,995	—	4,995
Total assets measured at fair value on a recurring basis	$—	$1,801,865	$—	$1,801,865

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$4,562	$—	$4,562

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$48,711	$48,711
Other real estate owned	—	—	3,703	3,703
Loans held for sale	—	51,721	—	51,721
Impaired loans, net	—	—	49,458	49,458
Total assets measured at fair value on a nonrecurring basis	$—	$51,721	$101,872	$153,593

	December 31, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$371,750	$—	$371,750
FNMA MBS	—	644,073	—	644,073
FHLMC MBS	—	153,922	—	153,922
GNMA MBS	—	35,334	—	35,334
Other assets	—	2,098	—	2,098
Total assets measured at fair value on a recurring basis	$—	$1,207,177	$—	$1,207,177

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,493	$—	$3,493

Assets measured at fair value on a nonrecurring basis
Other investments	—	—	37,233	37,233
Other real estate owned	—	—	2,668	2,668
Loans held for sale	—	25,318	—	25,318
Impaired loans, net	—	—	47,094	47,094
Total assets measured at fair value on a nonrecurring basis	$—	$25,318	$86,995	$112,313

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2019.

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
Available-for-sale securities
As of June 30, 2019, securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are $1.8 billion in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 because, as with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
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
Our equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period. As a result of our adoption of ASU 2016-01 and observable market transactions, we recorded unrealized gains on our investments in Visa Class B shares and Spring EQ of $4.8 million during the six months ended June 30, 2019 as compared to $15.3 million during the six months ended June 30, 2018.
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
The gross amount of impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans was $54.6 million and $49.4 million at June 30, 2019 and December 31, 2018, respectively. The valuation allowance on impaired loans was $5.2 million as of June 30, 2019 and $2.3 million as of December 31, 2018.

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
The book value and estimated fair value of our financial instruments are as follows:

		June 30, 2019		December 31, 2018
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$521,825	$521,825	$620,757	$620,757
Investment securities available for sale	See previous table	1,796,870	1,796,870	1,205,079	1,205,079
Investment securities held to maturity	Level 2	143,317	145,867	149,950	149,431
Other investments	Level 3	48,711	48,711	37,233	37,233
Loans, held for sale	Level 2	51,721	51,721	25,318	25,318
Loans, net(1)(2)	Level 3	8,518,251	8,739,014	4,816,825	4,772,377
Impaired loans, net	Level 3	49,458	49,458	47,094	47,094
Stock in FHLB of Pittsburgh	Level 2	15,874	15,874	19,259	19,259
Accrued interest receivable	Level 2	40,784	40,784	22,001	22,001
Other assets	Level 2	4,995	4,995	2,098	2,098
Financial liabilities:
Deposits	Level 2	9,594,710	9,680,779	5,640,431	5,597,227
Borrowed funds	Level 2	415,131	415,155	699,788	694,526
Standby letters of credit	Level 3	407	407	495	495
Accrued interest payable	Level 2	7,064	7,064	1,900	1,900
Other liabilities	Level 2	4,562	4,579	3,493	3,493
 (1) Excludes impaired loans, net.
 (2) Includes reverse mortgage loans.
At June 30, 2019 and December 31, 2018 we had no commitments to extend credit measured at fair value.

15. DERIVATIVE FINANCIAL INSTRUMENTS
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
Fair Values of Derivative Instruments
The table below presents the fair value of our derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of June 30, 2019.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	3	$75,000	Other Liabilities	$(1,075)
Total		$75,000		$(1,075)
Derivatives not designated as hedging instruments:
Interest rate products		$80,996	Other Assets	$3,043
Interest rate products		80,996	Other Liabilities	(3,247)
Risk participation agreements		5,455	Other Liabilities	(7)
Interest rate lock commitments with customers		108,345	Other Assets	1,727
Interest rate lock commitments with customers		5,693	Other Liabilities	(13)
Forward sale commitments		47,607	Other Assets	225
Forward sale commitments		65,116	Other Liabilities	(220)
Total		$394,208		$1,508
Total derivatives		$469,208		$433

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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the six months ended June 30, 2019, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest income as interest payments are received on our variable-rate pooled loans. During the next twelve months, we estimate that $0.6 million will be reclassified as an increase to interest income. During the six months ended June 30, 2019, $0.7 million was reclassified into interest income.
We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of one month (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of June 30, 2019, we had three outstanding interest rate derivatives with an aggregate notional amount of $75 million that were designated as cash flow hedges of interest rate risk.
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2019 and June 30, 2018.

	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) or Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Interest Rate Products	$(1,007)	$(246)	$(1,637)	$(1,010)	Interest income
Total	$(1,007)	$(246)	$(1,637)	$(1,010)

	Amount of Gain or (Loss) Recognized in Income		Amount of Gain or (Loss) Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as a Hedging Instrument	2019	2018	2019	2018
Interest Rate Lock Commitments	$542	$96	$1,174	$(296)	Mortgage banking activities, net
Forward Sale Commitments	(487)	$60	(721)	$(332)	Mortgage banking activities, net
Total	$55	$156	$453	$(628)

Credit risk-related Contingent Features
We have agreements with certain derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
We also have agreements with certain derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized or adequately capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements.
As of June 30, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.2 million. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $6.6 million against our obligations under these agreements. If we had breached any of these provisions at June 30, 2019, we could have been required to settle our obligations under the agreements at the termination value.

16. SEGMENT INFORMATION
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
Our Cash Connect® segment provides ATM vault cash, smart safe and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide. The balance sheet category “Cash in non-owned ATMs” includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect®.
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses.  WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The institutional trust division of WSFS (doing business as WSFS Institutional Services) provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. The personal trust division of WSFS (doing business as Christiana Trust) provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.

The following tables show segment results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$140,231	$—	$2,672	$142,903	$69,599	$—	$2,552	$72,151
Noninterest income	18,870	13,355	10,646	42,871	12,045	12,328	10,614	34,987
Total external customer revenues	159,101	13,355	13,318	185,774	81,644	12,328	13,166	107,138
Inter-segment revenues:
Interest income	3,345	—	4,052	7,397	3,565	—	2,670	6,235
Noninterest income	2,156	192	211	2,559	2,219	200	37	2,456
Total inter-segment revenues	5,501	192	4,263	9,956	5,784	200	2,707	8,691
Total revenue	164,602	13,547	17,581	195,730	87,428	12,528	15,873	115,829
External customer expenses:
Interest expense	18,282	—	1,389	19,671	10,599	—	563	11,162
Noninterest expenses	91,415	8,893	7,540	107,848	42,505	7,905	7,421	57,831
Provision for loan losses	12,239	—	(44)	12,195	2,284	—	214	2,498
Total external customer expenses	121,936	8,893	8,885	139,714	55,388	7,905	8,198	71,491
Inter-segment expenses:
Interest expense	4,052	2,203	1,142	7,397	2,670	2,516	1,049	6,235
Noninterest expenses	403	698	1,458	2,559	237	637	1,582	2,456
Total inter-segment expenses	4,455	2,901	2,600	9,956	2,907	3,153	2,631	8,691
Total expenses	126,391	11,794	11,485	149,670	58,295	11,058	10,829	80,182
Income before taxes	$38,211	$1,753	$6,096	$46,060	$29,133	$1,470	$5,044	$35,647
Income tax provision				10,091				6,907
Consolidated net income				35,969				28,740
Net loss attributable to noncontrolling interest				(231)				—
Net income attributable to WSFS				36,200				28,740

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$237,177	$—	$5,303	$242,480	$134,889	$—	$4,875	$139,764
Noninterest income	36,134	25,757	22,102	83,993	38,651	23,681	20,122	82,454
Total external customer revenues	273,311	25,757	27,405	326,473	173,540	23,681	24,997	222,218
Inter-segment revenues:	—
Interest income	7,137	—	8,057	15,194	6,533	—	5,033	11,566
Noninterest income	4,039	369	397	4,805	4,327	381	71	4,779
Total inter-segment revenues	11,176	369	8,454	19,999	10,860	381	5,104	16,345
Total revenue	284,487	26,126	35,859	346,472	184,400	24,062	30,101	238,563
External customer expenses:	—
Interest expense	33,418	—	2,516	35,934	20,102	—	959	21,061
Noninterest expenses	173,992	16,923	14,525	205,440	81,940	15,224	14,079	111,243
Provision for loan losses	19,525	—	324	19,849	5,945	—	203	6,148
Total external customer expenses	226,935	16,923	17,365	261,223	107,987	15,224	15,241	138,452
Inter-segment expenses:	—
Interest expense	8,057	4,761	2,376	15,194	5,033	4,575	1,958	11,566
Noninterest expenses	766	1,243	2,796	4,805	452	1,309	3,018	4,779
Total inter-segment expenses	8,823	6,004	5,172	19,999	5,485	5,884	4,976	16,345
Total expenses	235,758	22,927	22,537	281,222	113,472	21,108	20,217	154,797
Income before taxes	$48,729	$3,199	$13,322	$65,250	$70,928	$2,954	$9,884	$83,766
Income tax provision				16,351				17,676
Consolidated net income				48,899				66,090
Net loss attributable to noncontrolling interest				(324)				—
Net income attributable to WSFS				49,223				66,090

The following table shows significant components of segment net assets as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$167,173	$345,971	$8,681	$521,825	$115,147	$491,863	$13,747	$620,757
Goodwill	453,513	—	20,199	473,712	145,808	—	20,199	166,007
Other segment assets	10,938,718	6,875	215,465	11,161,058	6,225,820	7,743	228,543	6,462,106
Total segment assets	$11,559,404	$352,846	$244,345	$12,156,595	$6,486,775	$499,606	$262,489	$7,248,870
Capital expenditures	$5,240	$71	$130	$5,441	$4,779	$375	$344	$5,498

17. INDEMNIFICATIONS AND GUARANTEES
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
We do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There was one repurchase for $0.2 million during the six months ended June 30, 2019.
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
At June 30, 2019 and December 31, 2018, there were 168 and 136 variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers, respectively. The initial notional aggregate amount was approximately $766.1 million at June 30, 2019 compared to $581.5 million at December 31, 2018. At June 30, 2019, maturities ranged from under 1 year to 15 years. The aggregate market value of these swaps to the customers was a liability of $25.1 million at June 30, 2019 and a liability of $0.3 million at December 31, 2018. At June 30, 2019, 146 swaps, with a liability of $26.1 million, were in paying positions to a third party. We had no reserves for these swap guarantees as of June 30, 2019.

18. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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
Changes to accumulated other comprehensive loss by component are shown, net of taxes, in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Total
Balance, March 31, 2019	$2,701	$686	$693	$(1,824)	$2,256
Other comprehensive income before reclassifications	19,591	—	10	1,007	20,608
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(48)	(84)	(44)	—	(176)
Net current-period other comprehensive income (loss)	19,543	(84)	(34)	1,007	20,432
Balance, June 30, 2019	$22,244	$602	$659	$(817)	$22,688

Balance, March 31, 2018	$(19,685)	$1,104	$924	$(3,163)	$(20,820)
Other comprehensive income (loss) before reclassifications	(4,501)	—	8	(245)	(4,738)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	—	(117)	(38)	—	(155)
Net current-period other comprehensive (loss) income	(4,501)	(117)	(30)	(245)	(4,893)
Balance, June 30, 2018	$(24,186)	$987	$894	$(3,408)	$(25,713)

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Total
Balance, December 31, 2018	$(14,553)	$779	$834	$(2,454)	$(15,394)
Other comprehensive income (loss) before reclassifications	36,856	(2)	(89)	1,637	38,402
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(59)	(175)	(86)	—	(320)
Net current-period other comprehensive income (loss)	36,797	(177)	(175)	1,637	38,082
Balance, June 30, 2019	$22,244	$602	$659	$(817)	$22,688

Balance, December 31, 2017	$(7,842)	$1,223	$865	$(2,398)	$(8,152)
Other comprehensive income (loss) before reclassifications	(16,328)	—	8	(1,010)	(17,330)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(16)	(236)	21	—	(231)
Net current-period other comprehensive (loss) income	(16,344)	(236)	29	(1,010)	(17,561)
Balance, June 30, 2018	$(24,186)	$987	$894	$(3,408)	$(25,713)

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the table below:

	Three Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2019	2018
Securities available for sale:
Realized gains on securities transactions	$(63)	$—	Securities gains, net
Income taxes	15	—	Income tax provision
Net of tax	$(48)	$—
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(111)	$(153)	Interest and dividends on investment securities
Income taxes	27	36	Income tax provision
Net of tax	$(84)	$(117)
Amortization of Defined Benefit Pension items:
Prior service costs (credits) (1)	$(19)	$(19)
Actuarial gains	(16)	(12)
Total before tax	$(35)	$(31)	Salaries, benefits and other compensation
Income taxes	(9)	(7)	Income tax provision
Net of tax	(44)	(38)
Total reclassifications	$(176)	$(155)

	Six Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2019	2018
Securities available for sale:
Realized gains on securities transactions	$(78)	$(21)	Securities gains, net
Income taxes	19	5	Income tax provision
Net of tax	$(59)	$(16)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(231)	$(309)	Interest and dividends on investment securities
Income taxes	56	73	Income tax provision
Net of tax	$(175)	$(236)
Amortization of Defined Benefit Pension items:
Prior service costs (credits) (1)	$(38)	$40
Transition obligation	—	—
Actuarial gains	(31)	(23)
Total before tax	$(69)	$17	Salaries, benefits and other compensation
Income taxes	(17)	4	Income tax provision
Net of tax	(86)	21
Total reclassifications	$(320)	$(231)

(1)
Prior service costs balance for the six months ended June 30, 2018 includes a tax true-up adjustment of $0.1 million from March 31, 2018. Note that the tax true-up was made to the deferred tax asset with an offset to AOCI and does not affect the actual net periodic benefit costs of the pension plan.

19. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time we enter into transactions with related parties, including, but not limited to, our officers and directors. These transactions are made on substantially the same terms and conditions, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to us. Any related party loans exceeding $0.5 million require review and approval by the Board of Directors. During the second quarter of 2019, there were no loans to related parties exceeding $0.5 million.
The outstanding balances of loans to related parties at June 30, 2019 and December 31, 2018 were $1.0 million and $1.2 million, respectively. Total deposits from related parties at June 30, 2019 and December 31, 2018 were $8.3 million and $5.4 million, respectively. During the second quarter of 2019, new loans and credit line advances to related parties were less than $0.1 million and repayments were $0.3 million.
20. LEGAL AND OTHER PROCEEDINGS
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
In March 2017, Nature’s Healing Trust (NHT) filed a complaint against WSFS Bank in the Delaware Court of Chancery. NHT asserts that WSFS Bank failed to provide timely notice concerning the possible lapse of two life settlement policies (aggregate face amount of $6.3 million) held in the trust. NHT asserts claims against WSFS Bank for breach of contract, breach of fiduciary duty, and negligence, and seeks the face value of the policies. WSFS Bank disputes the factual allegations and denies liability. WSFS Bank has, in accordance with its normal procedures, notified its insurance carriers of a possible claim. WSFS Bank is vigorously defending itself in this matter and believes it has valid factual and legal defenses. The case is currently scheduled to go to trial during the fourth quarter of 2019.
There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). At $12.2 billion in assets and $19.7 billion in assets under management (AUM) and assets under administration (AUA), WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys a broader scope of permissible activities than most other types of financial institutions. A fixture in the community, we have been in operation for more than 187 years. In addition to our focus on stellar customer service, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
We have five consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress) and Christiana Trust Company of Delaware (Christiana Trust DE). We also have one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has four wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), WSFS Investment Group, Inc. (WSFS Wealth Investments), 1832 Holdings, Inc., and WSFS SPE Services, LLC, and one majority-owned subsidiary, NewLane Finance Company.
Our core banking business is commercial lending funded by customer-generated deposits. We have built a $6.4 billion commercial loan portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank, and through acquisition. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of June 30, 2019, we service our customers primarily from 147 offices located in Pennsylvania (72), Delaware (49), New Jersey, (24), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services through our branches and Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions.
Our leasing business is conducted by NewLane Finance Company (formerly Neumann Finance Company) and BEFC. NewLane Finance Company originates small business leases and provides financing products and services to businesses nationwide, targeting various equipment categories including technology, software, office, medical and other areas. BEFC originates small business leases, primarily medical and veterinary equipment. During the second quarter of 2019, WSFS Bank announced its intention to combine the operations of NewLane Finance Company and BEFC later in 2019.
Our Cash Connect® segment is a premier U.S. provider of ATM vault cash, smart safe and other cash logistics services in the U.S. Cash Connect® manages over $1.3 billion in total cash and services approximately 26,300 non-bank ATMs and approximately 2,700 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates 442 ATMs for the Bank, which has one of the largest branded ATM networks in our market.
As a provider of ATM vault cash to the U.S. ATM industry, Cash Connect® is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 19 year history, Cash Connect® periodically has been exposed to losses through theft from armored courier companies and consistently has been able to recover losses through its risk management strategies.

Our Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses.  Combined, these businesses had $19.7 billion of assets under management (AUM) and assets under administration (AUA) at June 30, 2019. WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The institutional trust division of WSFS (doing business as WSFS Institutional Services) provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. The personal trust division of WSFS (doing business as Christiana Trust) provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.
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

2019 Developments
On March 1, 2019, we acquired Beneficial Bancorp, Inc. (Beneficial), including its subsidiary Beneficial Bank. Subject to the terms and conditions of the Merger Agreement, stockholders of Beneficial received 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock. See Note 3 to the unaudited Consolidated Financial Statements for further information.
During the second quarter, we completed the sale of five Beneficial Bank retail banking offices in New Jersey, with approximately $177.9 million in deposits to The Bank of Princeton, a New Jersey-based financial institution, at a deposit premium of 7.37%. The sale was part of a previously announced branch optimization plan to consolidate and divest 30 retail banking offices, or 25%, of the combined WSFS and Beneficial branch network. Most of the consolidations will be completed during the conversion and rebranding of the remaining Beneficial banking offices, which is expected to occur in the third quarter of 2019.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Total assets increased $4.9 billion to $12.2 billion at June 30, 2019 compared to December 31, 2018. Net loans, excluding loans held for sale, increased $3.7 billion which includes $3.7 billion of loans acquired from Beneficial. Excluding loans acquired from Beneficial, loans decreased $17.6 million, reflecting declines of $107.9 million in commercial real estate loans and $48.5 million in residential mortgages, partially offset by increases of $84.5 million in Commercial and Industrial (C&I loans) (including owner-occupied), $22.6 million in consumer loans, $15.5 million in commercial small business leases, and $16.1 million in construction loans. Investment securities increased $585.2 million during the six months ended June 30, 2019, primarily the result of our ongoing balance sheet optimization related to our acquisition of Beneficial. Goodwill and intangible assets increased $389.7 million during the six months ended June 30, 2019, due to our acquisition of Beneficial. Other assets increased $191.5 million during the six months ended June 30, 2019, primarily due to a $172.5 million right-of-use asset recorded under ASU 2016-02, Leases. Additionally, Bank Owned Life Insurance (BOLI) increased $23.4 million during the six months ended June 30, 2019, primarily reflecting the value of retained split-dollar BOLI policies acquired from Beneficial. Further, other investments increased $11.5 million during the six months ended June 30, 2019, primarily due to unrealized gains of $4.8 million on our Visa Class B shares and our investment in Spring EQ, in addition to equity investments acquired from Beneficial. These increases were partially offset by a decrease of $98.9 million in cash and cash equivalents, reflecting a decline of $146.6 million from improved cash optimization at Cash Connect®, and $47.0 million of cash from Beneficial. For further information, see the Notes to the unaudited Consolidated Financial Statements.
Total liabilities increased $3.9 billion to $10.3 billion during the six months ended June 30, 2019. Customer funding increased $3.8 billion during the six months ended June 30, 2019, which includes $3.7 billion of customer funding acquired from Beneficial. Excluding the customer funding acquired from Beneficial, customer deposits increased $159.8 million, reflecting increases of $80.1 million in money market accounts and $60.1 million in customer time deposits, partially offset by a decrease of $47.4 million in savings deposits. In addition, other liabilities increased $217.5 million during the six months ended June 30, 2019, primarily due to a $186.2 million lease liability recorded under ASU 2016-02, Leases. Partially offsetting these increases was brokered deposits, which decreased $84.4 million, excluding $209.8 million in brokered deposits acquired from Beneficial. FHLB advances decreased $212.8 million, or 65%, and federal funds purchased decreased $43.0 million during the six months ended June 30, 2019, both due to our ongoing balance sheet optimization related to our acquisition of Beneficial.
Capital Resources
Share Repurchases: During the six months ended June 30, 2019, WSFS repurchased 271,340 shares of common stock at an average price of $41.72 per share following the closing of the Beneficial acquisition as part of our share buyback program approved by the Board of Directors in the fourth quarter of 2018. WSFS has 2,865,638 shares, or slightly more than 5% of outstanding shares, remaining to repurchase under this authorization. As capital levels subsequent to our acquisition of Beneficial are stronger than anticipated, we will continue to execute on the Board approved share buyback plan including increased opportunistic share repurchase above our stated practice of returning a minimum of 25% of annual net income to stockholders through dividends and share repurchases, based on current valuation levels.
In the first quarter of 2019, we repurchased $5.8 million of common stock in connection with the settlement of outstanding stock based compensation awards held by Beneficial Associates at closing.
Stockholders’ equity increased $1.0 billion between December 31, 2018 and June 30, 2019. This increase was primarily due to our acquisition of Beneficial, but also reflects $48.9 million of income attributable to WSFS and $36.8 million from the effect of market-value changes on available-for-sale securities, partially offset by the payment of the common stock dividends of $9.9 million and $17.1 million for share repurchases, described above, for the six months ended June 30, 2019.

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of June 30, 2019:

	Consolidated Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$1,311,045	12.93%	$811,192	8.00%	$1,013,990	10.00%
WSFS Financial Corporation	1,375,538	13.55%	811,905	8.00%	1,014,881	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,264,110	12.47%	608,394	6.00%	811,192	8.00%
WSFS Financial Corporation	1,328,603	13.09%	608,929	6.00%	811,905	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,264,110	12.47%	456,295	4.50%	659,093	6.50%
WSFS Financial Corporation	1,263,603	12.45%	456,697	4.50%	659,673	6.50%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,264,110	10.95%	461,793	4.00%	577,241	5.00%
WSFS Financial Corporation	1,328,603	11.49%	462,668	4.00%	578,335	5.00%
Book value per share of common stock was $34.50 at June 30, 2019, an increase of $8.33, or 32% from $26.17 at December 31, 2018. Tangible book value per share of common stock (a non-GAAP financial measure) was $23.69 at June 30, 2019, an increase of $3.45, or 17%, from $20.24 at December 31, 2018.  We believe tangible common book value per share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP data should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible common book value per share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."
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
Not included in the Bank’s capital, the Company separately held $173.1 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
As shown in the table above, as of June 30, 2019, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.

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
During the six months ended June 30, 2019, cash and cash equivalents decreased $98.9 million to $521.8 million from $620.8 million as of December 31, 2018. Cash provided by operating activities was $92.2 million, primarily reflecting the cash impact of earnings offset by a $36.0 million increase in net lending activity for loans held for sale during the six months ended June 30, 2019. Cash provided by investing activities was $218.9 million, which included proceeds of $602.4 million from sales of securities (including $578.8 million from sales of securities acquired from Beneficial), $76.1 million in net cash acquired from Beneficial, $59.7 million received from the surrender of the majority of BOLI policies acquired from Beneficial and $26.6 million from net redemptions of FHLB stock. The cash provided by investing activities was partially offset by $529.6 million in net purchases of investment securities as part of our balance sheet optimization and $20.6 million from additional lending activity. Cash used for financing activities was $410.1 million, primarily due to $212.8 million used to repay FHLB advances, a $131.3 million net decrease in deposits, $43.0 million for repayment of federal funds purchased, and $17.1 million for repurchases of common stock, which includes $5.8 million of common stock repurchased in connection with the settlement of outstanding stock based compensation awards held by Beneficial Associates at closing. See Note 3 to the unaudited Consolidated Financial Statements for further information.
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

The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Nonaccruing loans:
Commercial and industrial	$21,041	$14,056
Owner-occupied commercial	8,753	4,406
Commercial mortgages	2,302	3,951
Construction	—	2,781
Residential mortgages	3,887	2,854
Consumer	1,653	2,006
Total nonaccruing loans	37,636	30,054
Other real estate owned	3,703	2,668
Restructured loans(1)	14,203	14,953
Total nonperforming assets	$55,542	$47,675
Past due loans:
Commercial	$1,165	$71
Residential mortgages	115	660
Consumer (2)	14,387	104
Total past due loans	$15,667	$835
Ratio of allowance for loan losses to total gross loans (3)	0.53%	0.81%
Ratio of allowance for loan losses to total gross loans (excluding acquired loans)	0.99	0.89
Ratio of nonaccruing loans to total gross loans (3)	0.44	0.62
Ratio of nonperforming assets to total assets	0.46	0.66
Ratio of allowance for loan losses to nonaccruing loans	121	132
Ratio of allowance for loan losses to total nonperforming assets(4)	82	83

(1)	Accruing loans only, which includes acquired nonimpaired loans. Nonaccruing Troubled Debt Restructurings (TDRs) are included in their respective categories of nonaccruing loans.

(2)	Includes U.S. government guaranteed student loans with little risk of credit loss

(3)	Total loans exclude loans held for sale and reverse mortgages.

(4)	Excludes acquired impaired loans.
Nonperforming assets increased $7.9 million between December 31, 2018 and June 30, 2019. This increase included a $7.6 million increase in nonaccruing loans, primarily due to one $20.2 million C&I relationship that was moved to nonperforming status during the quarter, partially offset by two legacy WSFS C&I loans, previously classified as nonperforming, that experienced significant credit events in the quarter, which resulted in higher levels of provision for loan losses and concurrent charge-offs during the quarter. Restructured loans at June 30, 2019 were essentially flat as compared to December 31, 2018. The ratio of nonperforming assets to total assets improved from 0.66% at December 31, 2018 to 0.46% at June 30, 2019, primarily due to the larger combined balance sheet.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Beginning balance	$47,675	$59,000
Additions	40,142	11,563
Collections	(16,637)	(9,069)
Transfers to accrual	(1,120)	(9)
Charge-offs	(14,518)	(6,346)
Ending balance	$55,542	$55,139
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

INTEREST RATE SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At June 30, 2019, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $371 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 92.49% at June 30, 2019 compared with 98.67% at December 31, 2018. Likewise, the one-year interest-sensitive gap as a percentage of total assets was (3.05)% at June 30, 2019 compared with (0.57)% at December 31, 2018. The lower one-year interest-sensitive gap along with a more neutral net interest margin resulted from the acquisition of Beneficial.

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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	5.1%	19.07%	8.0%	16.93%
+200	3.6%	19.48%	5.0%	17.19%
+100	1.9%	19.77%	3.0%	17.26%
+50	1.0%	19.80%	1.3%	17.25%
+25	0.5%	19.79%	0.7%	17.24%
—	—%	19.75%	—%	17.21%
-25	(0.5)%	19.69%	(0.7)%	17.16%
-50	(1.1)%	19.59%	(1.5)%	17.09%
-100	(2.8)%	19.27%	(4.0)%	16.82%
-200	(7.0)%	18.07%	(9.0)%	15.87%
-300(3)	NMF	NMF	NMF	NMF

(1)	The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.

(2)	The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.

(3)	Sensitivity indicated by a decrease of 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates in the periods presented.
We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

RESULTS OF OPERATIONS
Three months ended June 30, 2019: For the three months ended June 30, 2019, net income was $36.2 million compared with $28.7 million for the three months ended June 30, 2018. Net interest income increased $62.2 million during the three months ended June 30, 2019 compared to three months ended June 30, 2018, primarily due to the acquisition of Beneficial and improved positioning in the higher short-term interest rate environment over the last year. See “Net Interest Income” for further information. Noninterest income for the three months ended June 30, 2019 increased $7.9 million in comparison with the three months ended June 30, 2018, primarily due to growth across most of our business lines and unrealized gains of $1.0 million on our investments in Visa Class B shares and Spring EQ for the three months ended June 30, 2019. See “Noninterest (Fee) Income” for further information. Noninterest expense increased $50.0 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 , primarily due to $15.8 million of corporate development and restructuring costs related to our merger with Beneficial, and higher employee-related costs and other operating costs to support organic and merger-related growth. See “Noninterest Expense” for further information.
Six months ended June 30, 2019: For the six months ended June 30, 2019, net income was $49.2 million compared with $66.1 million for the six months ended June 30, 2018. Net interest income increased $87.8 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due the acquisition of Beneficial, as well as improved positioning in the higher short-term interest rate environment over the last year, pricing discipline, and loan growth. See “Net Interest Income” for further information. Noninterest income for the six months ended June 30, 2019 increased $1.5 million in comparison with the six months ended June 30, 2018, reflecting growth across most of our business lines, partially offset by a decrease of $10.5 million in the amount of unrealized gains on our investments in Visa Class B shares and Spring EQ for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. See “Noninterest (Fee) Income” for further information. Noninterest expense increased $94.2 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to $46.8 million of corporate development and restructuring costs related to our acquisition of Beneficial, and higher employee-related costs and other operating costs to support organic and merger-related growth. See “Noninterest Expense” for further information.

Net Interest Income
The following table provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial real estate loans	$2,857,091	$45,458	6.38%	$1,437,117	$19,394	5.41%
Residential real estate loans	1,102,362	15,359	5.57	239,054	3,516	5.88
Commercial loans	3,571,559	51,798	5.83	2,574,777	33,375	5.22
Consumer loans	1,126,385	15,958	5.68	600,683	7,847	5.24
Loans held for sale	37,728	428	4.55	23,680	310	5.25
Total loans	8,695,125	129,001	5.96	4,875,311	64,442	5.31
Mortgage-backed securities(3)	1,653,582	12,229	2.96	934,411	6,190	2.65
Investment securities(3)	146,064	1,030	3.39	158,266	1,108	3.41
Other interest-earning assets	89,145	643	2.89	26,815	411	6.15
Total interest-earning assets	10,583,916	142,903	5.43%	5,994,803	72,151	4.85%
Allowance for loan losses	(46,719)			(41,682)
Cash and due from banks	112,657			127,293
Cash in non-owned ATMs	364,236			531,524
Bank-owned life insurance	56,332			5,724
Other noninterest-earning assets	1,052,544			354,392
Total assets	$12,122,966			$6,972,054
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,029,361	$2,163	0.43%	$973,498	$921	0.38%
Money market	1,936,112	4,932	1.02	1,390,675	1,823	0.53
Savings	1,657,790	2,009	0.49	566,766	260	0.18
Customer time deposits	1,476,763	5,100	1.39	657,332	1,990	1.21
Total interest-bearing customer deposits	7,100,026	14,204	0.80	3,588,271	4,994	0.56
Brokered certificates of deposit	307,514	1,919	2.50	317,539	1,374	1.74
Total interest-bearing deposits	7,407,540	16,123	0.87	3,905,810	6,368	0.65
Federal Home Loan Bank advances	134,151	806	2.41	516,411	2,536	1.97
Trust preferred borrowings	67,011	717	4.29	67,011	637	3.81
Senior debt	98,464	1,180	4.79	98,247	1,180	4.80
Other borrowed funds(4)	161,903	845	2.09	131,776	441	1.34
Total interest-bearing liabilities	7,869,069	19,671	1.00%	4,719,255	11,162	0.95%
Noninterest-bearing demand deposits	2,126,640			1,420,988
Other noninterest-bearing liabilities	315,108			74,395
Stockholders’ equity	1,812,302			757,416
Noncontrolling interest	(153)			—
Total liabilities and stockholders’ equity	$12,122,966			$6,972,054
Excess of interest-earning assets over interest-bearing liabilities	$2,714,847			$1,275,548
Net interest and dividend income		$123,232			$60,989
Interest rate spread			4.43%			3.90%
Net interest margin			4.68%			4.10%

(1)	Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.

(2)	Average balances are net of unearned income and include nonperforming loans.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased.

	Six months ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial real estate loans	$2,416,011	$73,978	6.17%	$1,438,852	$37,559	5.26%
Residential real estate loans	817,109	22,958	5.62	243,489	7,348	6.04
Commercial loans	3,214,989	91,032	5.72	2,568,527	64,584	5.09
Consumer loans	985,248	27,425	5.61	586,907	14,928	5.13
Loans held for sale	29,153	725	5.01	20,041	488	4.92
Total loans	7,462,510	216,118	5.85	4,857,816	124,907	5.19
Mortgage-backed securities(3)	1,545,968	22,695	2.94	888,401	11,589	2.61
Investment securities(3)	147,587	2,074	3.40	159,398	2,228	3.43
Other interest-earning assets	84,108	1,593	3.82	29,993	1,040	6.99
Total interest-earning assets	9,240,173	242,480	5.31%	5,935,608	139,764	4.77%
Allowance for loan losses	(43,593)			(41,574)
Cash and due from banks	110,231			123,679
Cash in non-owned ATMs	395,920			526,608
Bank-owned life insurance	45,754			46,166
Other noninterest-earning assets	870,940			345,661
Total assets	$10,619,425			$6,936,148
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$1,708,010	$3,899	0.46%	$984,522	$1,737	0.36%
Money market	1,792,371	8,771	0.99	1,388,766	3,412	0.50
Savings	1,304,443	2,881	0.45	560,150	514	0.19
Customer time deposits	1,226,003	8,364	1.38	640,034	3,675	1.16
Total interest-bearing customer deposits	6,030,827	23,915	0.80	3,573,472	9,338	0.53
Brokered certificates of deposit	260,854	3,150	2.44	286,098	2,270	1.60
Total interest-bearing deposits	6,291,681	27,065	0.87	3,859,570	11,608	0.61
Federal Home Loan Bank advances	268,311	3,396	2.55	558,494	4,999	1.81
Trust preferred borrowings	67,011	1,443	4.34	67,011	1,194	3.59
Senior debt	98,437	2,359	4.79	98,220	2,359	4.80
Other borrowed funds(4)	167,547	1,671	2.01	141,478	901	1.28
Total interest-bearing liabilities	6,892,987	35,934	1.05%	4,724,773	21,061	0.90%
Noninterest-bearing demand deposits	1,948,594			1,385,861
Other noninterest-bearing liabilities	288,703			83,862
Stockholders’ equity	1,489,241			741,652
Noncontrolling interest	(100)			—
Total liabilities and stockholders’ equity	$10,619,425			$6,936,148
Excess of interest-earning assets over interest-bearing liabilities	$2,347,186			$1,210,835
Net interest and dividend income		$206,546			$118,703
Interest rate spread			4.26%			3.87%
Net interest margin			4.52%			4.06%

(1)	Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.

(2)	Average balances are net of unearned income and include nonperforming loans.

(3)	Includes securities available for sale at fair value.

(4)	Includes federal funds purchased.

Three months ended June 30, 2019: During the three months ended June 30, 2019, net interest income increased $62.2 million, or 102% from the three months ended June 30, 2018. Net interest margin was 4.68% for the second quarter of 2019, a 58 basis points increase compared to 4.10% for the second quarter of 2018. This increase includes approximately 29 bps of higher modeled purchase-related accretion, approximately 16 bps from incremental accretion due to pay-offs during the quarter, and 13 bps resulting from the successful balance sheet optimization and improved positioning in the higher short-term interest rate environment over the last year, partially offset by expected margin compression due to Beneficial's lower-margin balance sheet.
Six months ended June 30, 2019: During the six months ended June 30, 2019, net interest income increased $87.8 million, or 74% from the six months ended June 30, 2018. Net interest margin was 4.52% for the first half of 2019, a 46 basis points increase compared to 4.06% for the first half of 2018. This increase includes an 26 bps increase from purchase-related accretion from the acquisition of Beneficial, 14 bps from incremental accretion due to pay-offs during the period and 6 bps due to improved positioning in the higher short-term interest rate environment over the last year and our balance sheet optimization, partially offset by expected margin compression due to Beneficial's lower-margin balance sheet.
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
For the three months ended June 30, 2019 and 2018, we recorded a provision for loan losses of $12.2 million and $2.5 million, respectively. For the six months ended June 30, 2019 and 2018, we recorded a provision for loan losses of $19.8 million and $6.1 million, respectively. For the three and six months ended June 30, 2019, provision for loan losses increased $9.7 million and $13.7 million, respectively, from the same periods in 2018, primarily due to two legacy WSFS C&I loans, previously classified as nonperforming, that experienced significant credit events in the second quarter of 2019 resulting in higher levels of provision for loan losses and charge-offs.
The allowance for loan losses was $45.4 million at June 30, 2019 and $39.5 million at December 31, 2018. The ratio of allowance for loan losses to total gross loans was 0.53% at June 30, 2019 and 0.81% at December 31, 2018. Excluding the impact of all purchased loans, this ratio would have been 0.99% and 0.89% at June 30, 2019 and December 31, 2018, respectively. The ratio of net charge-offs to average gross loans net of unearned income, which excludes loans held for sale and reverse mortgages, was 0.38% and 0.29% (annualized) at June 30, 2019 and December 31, 2018, respectively. The ALLL was 121% of nonaccruing loans at June 30, 2019, compared to 113% at June 30, 2018. See Note 8 to the unaudited Consolidated Financial Statements for further information.
Noninterest (Fee) Income
Three months ended June 30, 2019: During the three months ended June 30, 2019, noninterest (fee) income was $42.9 million, an increase of $7.9 million compared to $35.0 million during the three months ended June 30, 2018, primarily due to increases of $3.0 million from credit/debit card and ATM income, primarily from higher bailment revenue from our Cash Connect® division and the impact of the Beneficial acquisition, $1.4 million in deposit service charges, primarily due to our acquisition of Beneficial, $1.2 million in mortgage banking activities, and $1.0 million in the amount of unrealized gain on equity investments for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Six months ended June 30, 2019: For the six months ended June 30, 2019, noninterest (fee) income was $84.0 million, an increase of $1.5 million from $82.5 million for the six months ended June 30, 2018, and includes a decrease of $10.5 million in realized and unrealized gains on our equity investments. Excluding this decrease, noninterest income increased $12.1 million for the six months ended June 30, 2019, primarily due to increases of $4.7 million in credit/debit card and ATM income, reflecting growth due to expanded revenue sources in our Cash Connect® business and the impact of the Beneficial acquisition, $2.4 million in other non-interest income, which includes income related to a non-recurring transfer of client accounts to a departing Wealth investment adviser, in accordance with the buy-out provisions of the adviser's contract, $1.6 million in deposit service charges, which reflects the impact of our acquisition of Beneficial, and $1.5 million in mortgage banking activities.
For further information, see Note 4 to the unaudited Consolidated Financial Statements.

Noninterest Expense
Three months ended June 30, 2019: Noninterest expense for the three months ended June 30, 2019 was $107.8 million, an increase of $50.0 million from $57.8 million compared to the three months ended June 30, 2018, and includes an increase of $15.4 million in corporate development and restructuring costs related to our acquisition of Beneficial. Excluding these costs, noninterest expense for the three months ended June 30, 2019 increased $34.6 million compared to the three months ended June 30, 2018, which was primarily due to increases of $17.6 million in salaries, benefits and other compensation, $6.7 million of higher operating costs, and $3.8 million in higher occupancy costs, all supporting growth in our balance sheet and fee-based businesses and reflecting the impact of the Beneficial acquisition.
Six months ended June 30, 2019: Noninterest expense for the six months ended June 30, 2019 was $205.4 million, an increase of $94.2 million from $111.2 million during the six months ended June 30, 2018, and includes an increase of $46.4 million in corporate development and restructuring costs related to our acquisition of Beneficial. Excluding these costs, noninterest expense for the six months ended June 30, 2019 increased $47.8 million, compared with the six months ended June 30, 2018, which was primarily due to increases of $24.0 million in salaries, benefits and other compensation costs, $8.5 million of higher operating costs, $4.9 million in occupancy costs, and $3.2 million of higher equipment costs, all supporting overall franchise growth and reflecting the impact of the Beneficial acquisition.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $10.1 million and $16.4 million during the three and six months ended June 30, 2019, respectively compared to income tax expense of $6.9 million and $17.7 million for the same periods in 2018.
Our effective tax rate was 21.9% and 25.1% for the three and six months ended June 30, 2019, compared to 19.4% and 21.1% during the same periods in 2018.  The effective tax rate for the six months ended June 30, 2019 increased primarily due to non-deductible expenses associated with the acquisition of Beneficial. Nondeductible acquisition costs of $8.2 million were recognized during the six months ended June 30, 2019 whereas none were incurred in the comparable period in 2018. Further, the tax benefit related to stock-based compensation activity during the six months ended June 30, 2019 pursuant to ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation (Topic 718), decreased compared to the prior year. The tax benefit recognized during the three and six months ended June 30, 2019 were $1.2 million and $1.3 million, respectively, compared to $1.5 million and $2.1 million for the comparable period in 2018.
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
Contractual Obligations
Our contractual obligations at June 30, 2019 did not significantly change from our contractual obligations at March 31, 2019, which are disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

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

(Dollars and share amounts in thousands, except per share amounts)	June 30, 2019	December 31, 2018
Stockholders’ equity	$1,836,611	$820,920
Less: Goodwill and other intangible assets	575,696	186,023
Tangible common equity (numerator)	$1,260,915	$634,897
Shares of common stock outstanding (denominator)	53,232	31,374
Book value per share of common stock	$34.50	$26.17
Goodwill and other intangible assets	10.81	5.93
Tangible book value per share of common stock	$23.69	$20.24
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

RECENT REGULATORY DEVELOPMENTS
General
As a federally chartered savings institution the Bank is subject to regulation by the Federal Deposit Insurance Corporation (FDIC), and the Office of the Comptroller of the Currency (OCC), collectively referred to as the Federal banking agencies. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank for compliance with regulatory requirements as well as to assess the Bank’s safety and soundness. The FDIC also has the authority to conduct special examinations of the Bank. The Bank is required to file periodic reports with the OCC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the FHFA and the Federal Reserve.
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

In May 2018, the Economic Growth Act was signed into law. The Economic Growth Act amends portions of the Dodd-Frank Act in order to provide regulatory relief to banking organizations such as ourselves. Among other reforms, the Economic Growth Act revised the risk-weighting of certain commercial real estate loans. The Basel III Capital Rules as finalized in 2013 required a banking organization to risk weight certain commercial real estate loans that were determined to have high volatility at 150% rather than at 100% for other commercial real estate (CRE) loans. In order to avoid high volatility commercial real estate (HVCRE) status and the higher risk weight, a CRE loan had to meet several requirements, including an equity contribution form the borrower in the form of cash, unencumbered readily marketable assets, or paid development expenses out of pocket. A lender could not return the contribution to the borrower until the loan was paid off or replaced with permanent financing. The Economic Growth Act replaced the HVCRE category with a narrower category for HVCRE acquisition, development, and construction (HVCRE ADC) loans. Among other things, a borrower may now make its equity contribution in the form of real property or improvements, and the lender may reclassify an HVCRE ADC loan more easily, enabling the lender to return the equity contribution to the borrower more easily. The federal banking agencies issued an interim final rule in September 2018 to implement these changes. We have not yet determined the impact of these changes on our CRE loan portfolio.
Several but not all of the reforms are limited to banking organizations with less than $10 billion in total consolidated assets. At June 30, 2019, as a result of our acquisition of Beneficial, our total consolidated assets at both the Company and Bank levels exceeded $10 billion, and we have ceased to be eligible for many of these changes. However, we may take advantage of certain other changes wrought by the Economic Growth Act. Dodd-Frank imposed certain enhanced prudential standards relating to stress testing and risk management on bank holding companies with more than $10 billion in total consolidated assets. The Economic Growth Act presumptively lifts the threshold for these requirements to at least $100 billion, and the Federal Reserve Board has proposed rules to implement these provisions. Accordingly the stress testing and risk management standards do not apply to the Company.
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
In addition, the capital rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer: a ratio of CET 1 to total risk-based assets of at least 2.5% on top of the minimum risk-based capital requirements. The implementation of the capital conservation buffer began to phase in on January 1, 2016, and took effect on January 1, 2019. As a result, as of January 1, 2019, the Company and the Bank must adhere to the following minimum capital ratios to satisfy the Basel III Capital Rule requirements and to avoid the limitations on capital distributions and discretionary bonus payments to executive officers: (i) 4.0% tier 1 leverage ratio; (ii) minimum CET 1 risk-based capital ratio of 7.0%; (iii) minimum tier 1 risk-based capital ratio of 8.5%; and (iv) minimum total risk-based capital ratio of 10.5%. The final rules also revised the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 8.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered to be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments). As of June 30, 2019, we had approximately $67.0 million of trust preferred securities outstanding, all of which are counted as Tier 1 capital.
The phase-in period for the final rules began for us on January 1, 2015. Full compliance with all of the final rule’s requirements phased in over a multi-year schedule was required by January 1, 2019. As of June 30, 2019, the Company and the Bank met the applicable standards, and the Bank was “well-capitalized” under the prompt corrective action rules. The Economic Growth Act created a “community bank leverage ratio” to ease the capital requirements for banks with less than $10 billion in total consolidated assets, after the acquisition of Beneficial, the Bank may not take advantage of this change.
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
In accordance with the statute, the interchange fee standards do not apply to fees charged by issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31), against debit accounts that they hold. As a result of our acquisition of Beneficial our total consolidated assets at both the Company and Bank levels will exceed $10 billion on December 31, 2019, and we will become subject to the Durbin Amendment rules in 2020.
Transition from London Inter-Bank Offered Rate (LIBOR)
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
Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are indexed to LIBOR. As of June 30, 2019, the Company had approximately $1.4 billion of loans and $748 million of derivatives, including notional value of $25 million of balance sheet swaps and $723 million of customer guarantees, indexed to LIBOR that mature after 2021. In addition, the Company had approximately $167 million of debt securities outstanding that are indexed to LIBOR (either currently or in the future) as of June 30, 2019. The Company had no investment securities, repurchase and resale agreements or FHLB advances indexed to LIBOR as of June 30, 2019. The Company’s financial instruments and products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks.
Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through, and potentially beyond, the end of 2021. A cross-functional team from Finance, Lending, Risk and IT is leading our efforts to monitor this activity and evaluate the related risks and potential process changes arising from the transition from LIBOR. Once the initial assessment efforts are completed, which is anticipated to occur by the end of 2019, the cross-functional team, with assistance from external resources as needed, will lead the transition effort. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the Securities and Exchange Commission.
CFPB
The CFPB is responsible for writing and reviewing the consumer protection regulations that apply to various financial institutions, including insured depository institutions. Responsibility for examinations and enforcement with respect to a bank is divided between the OCC and the CFPB, depending on whether the bank has more or less than $10 billion in total consolidated assets. Prior to our acquisition of Beneficial Bank, the Bank was overseen by the OCC on consumer protection issues; after the acquisition, the Bank is now subject to CFPB examination and enforcement.

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

(b)
Changes in internal control over financial reporting. During the three months ended June 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1.    Legal Proceedings
Incorporated herein by reference to Note 20 – Legal and Other Proceedings to the unaudited Consolidated Financial Statements.
Item 1A.    Risk Factors

There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the Securities and Exchange Commission.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2019.
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

2019	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	3,059,526
May	138,888	41.74	138,888	2,920,638
June	55,000	40.53	55,000	2,865,638
Total	193,888	$41.39	193,888

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
* Schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
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

WSFS FINANCIAL CORPORATION

Date: August 7, 2019	/s/ Rodger Levenson
Rodger Levenson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)