Form 10-Q
period 2019-09-30
WSFS FINANCIAL CORP
filed 2019-11-08
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35638

WSFS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2866913
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

500 Delaware Ave,
Wilmington, Delaware, 19801
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 52,148,734 shares as of November 1, 2019.

WSFS FINANCIAL CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and exhibits thereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•those related to difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which the Company operates and in which its loans are concentrated, including the effects of declines in housing markets, an increase in unemployment levels and slowdowns in economic growth;
•the Company’s level of nonperforming assets and the costs associated with resolving problem loans including litigation and other costs;
•possible additional loan losses and impairment in the collectability of loans;
•changes in market interest rates, which may increase funding costs and reduce earning asset yields and thus reduce margin;
•the impact of changes in interest rates and the credit quality and strength of underlying collateral and the effect of such changes on the market value of the Company’s investment securities portfolio;
•the credit risk associated with the substantial amount of commercial real estate, construction and land development and commercial and industrial loans in our loan portfolio;
•the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Economic Growth, Regulatory Relief and Consumer Protection Act (which amended the Dodd-Frank Act) (the Economic Growth Act) and the rules and regulations issued in accordance therewith and potential expenses associated with complying with such regulations;
•the Company’s ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate liquidity internally or raise capital on favorable terms;
•possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations;
•conditions in the financial markets that may limit the Company’s access to additional funding to meet its liquidity needs;
•impairment of the Company’s goodwill or other intangible assets;
•failure of the financial and operational controls of the Company’s Cash Connect® division;
• the success of the Company's growth plans, including the successful integration of past and future acquisitions;
•the Company’s ability to fully realize the cost savings and other benefits of its acquisitions, manage risks related to business disruption following those acquisitions, and post-acquisition customer acceptance of the Company’s products and services and related customer disintermediation;
•negative perceptions or publicity with respect to the Company’s trust and wealth management business;
•adverse judgments or other resolution of pending and future legal proceedings, and cost incurred in defending such proceedings;
•system failures or cybersecurity incidents or other breaches of the Company’s network security;
•the Company’s ability to recruit and retain key employees;
•the effects of problems encountered by other financial institutions that adversely affect the Company or the banking industry generally;

•the effects of weather and natural disasters such as floods, droughts, wind, tornadoes and hurricanes as well as effects from geopolitical instability and man-made disasters including terrorist attacks;
•possible changes in the speed of loan prepayments by the Company’s customers and loan origination or sales volumes;
•possible changes in the speed of prepayments of mortgage-backed securities due to changes in the interest rate environment, and the related acceleration of premium amortization on prepayments in the event that prepayments accelerate;
•regulatory limits on the Company’s ability to receive dividends from its subsidiaries and pay dividends to its stockholders;
•any reputation, credit, interest rate, market, operational, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above; and
•the costs associated with resolving any problem loans, litigation and the effects of other risks and uncertainties, including those discussed in the Company’s Form 10-K for the year ended December 31, 2018 and other documents filed by the Company with the Securities and Exchange Commission from time to time.
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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in thousands, except per share data)	(Unaudited)
Interest income:
Interest and fees on loans and leases	124,800	$67,164	$340,918	$192,071
Interest on mortgage-backed securities	12,989	6,662	35,684	18,251
Interest and dividends on investment securities:
Taxable	29	14	79	47
Tax-exempt	939	1,065	2,963	3,260
Other interest income	2,505	510	4,098	1,550
	141,262	75,415	383,742	215,179
Interest expense:
Interest on deposits	16,851	7,977	43,916	19,585
Interest on Federal Home Loan Bank advances	1,099	2,097	4,495	7,096
Interest on senior debt	1,179	1,179	3,538	3,538
Interest on federal funds purchased	602	381	2,194	1,261
Interest on trust preferred borrowings	693	677	2,136	1,871
Interest on other borrowings	5	7	84	28
	20,429	12,318	56,363	33,379
Net interest income	120,833	63,097	327,379	181,800
Provision for loan losses	4,121	3,716	23,970	9,864
Net interest income after provision for loan losses	116,712	59,381	303,409	171,936
Noninterest income:
Credit/debit card and ATM income	13,115	11,239	38,307	31,753
Investment management and fiduciary income	10,459	10,029	30,988	29,462
Deposit service charges	6,139	4,670	16,988	13,964
Mortgage banking activities, net	3,152	1,509	8,090	4,938
Loan fee income	823	693	2,358	1,859
Securities gains, net	—	—	78	21
Unrealized gains on equity investments	21,344	3,249	26,175	18,595
Realized gain on sale of equity investment	—	3,757	—	3,757
Bank owned life insurance income	277	96	877	328
Other income	7,037	6,659	22,478	19,678
	62,346	41,901	146,339	124,355
Noninterest expense:
Salaries, benefits and other compensation	48,914	30,641	133,669	91,438
Occupancy expense	9,085	4,697	24,262	14,953
Equipment expense	5,564	3,258	14,997	9,523
Data processing and operations expenses	3,861	1,962	10,180	5,765
Professional fees	3,180	2,358	7,967	6,403
Marketing expense	1,373	1,499	4,910	3,341
FDIC expenses	(227)	518	1,435	1,632
Loan workout and OREO expenses	574	(19)	1,827	1,088
Corporate development expense	10,517	3,794	51,090	4,251
Restructuring expense	8,360	—	14,603	—
Recovery of legal settlement	—	(7,938)	—	(7,938)
Recovery of fraud loss	—	(10)	—	(1,675)
Other operating expense	18,360	11,694	50,061	34,916
	109,561	52,454	315,001	163,697
Income before taxes	69,497	48,828	134,747	132,594
Income tax provision	15,902	9,893	32,253	27,569
Net income	$53,595	$38,935	$102,494	$105,025
Less: Net loss attributable to noncontrolling interest	(287)	—	(611)	—
Net income attributable to WSFS	$53,882	$38,935	$103,105	$105,025
Earnings per share:
Basic	$1.02	$1.22	$2.13	$3.32
Diluted	$1.02	$1.20	$2.12	$3.26
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in thousands)	(Unaudited)		(Unaudited)
Net income	$53,595	$38,935	$102,494	$105,025
Less: Net loss attributable to noncontrolling interest	(287)	—	(611)	—
Net income attributable to WSFS	53,882	38,935	103,105	105,025
Other comprehensive income (loss):
Net change in unrealized gains (loss) on investment securities available for sale
Net unrealized gains (loss) arising during the period, net of tax expense (benefit) of $2,911 and $(1,846), $14,565, and $(6,958), respectively	9,268	(6,042)	46,124	(22,370)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $0, $0, $19 and $5, respectively	—	—	(59)	(16)
	9,268	(6,042)	46,065	(22,386)
Net change in securities held to maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $22, $36, $78, and $109, respectively	(70)	(107)	(247)	(343)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of $(11), $(9), $(66) and $1, respectively	(35)	(30)	(210)	(1)
Net change in cash flow hedge
Net unrealized gain (loss) arising during the period, net of tax expense (benefit) of $116, $(75), $633 and $(391) respectively	368	(109)	2,005	(1,119)
Total other comprehensive income (loss)	9,531	(6,288)	47,613	(23,849)
Total comprehensive income	$63,413	$32,647	$150,718	$81,176
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019	December 31, 2018
(Dollars in thousands, except per share and share data)	(Unaudited)
Assets:
Cash and due from banks	$257,581	$134,939
Cash in non-owned ATMs	322,571	484,648
Interest-bearing deposits in other banks including collateral of $0 at September 30, 2019 and $1,000 at December 31, 2018	147	1,170
Total cash and cash equivalents	580,299	620,757
Investment securities, available for sale (amortized cost of $1,867,358 at September 30, 2019 and $1,224,227 at December 31, 2018)	1,908,821	1,205,079
Investment securities, held to maturity (fair value $138,262 at September 30, 2019 and $149,431 at December 31, 2018)	134,961	149,950
Other investments	70,055	37,233
Loans, held for sale at fair value	67,428	25,318
Loans and leases, net of allowance of $47,671 at September 30, 2019 and $39,539 at December 31, 2018	8,480,712	4,863,919
Bank owned life insurance	31,077	6,687
Stock in Federal Home Loan Bank of Pittsburgh at cost	22,630	19,259
Other real estate owned	3,693	2,668
Accrued interest receivable	38,771	22,001
Premises and equipment	105,042	44,956
Goodwill	472,958	166,007
Intangible assets	98,892	20,016
Other assets	257,334	65,020
Total assets	$12,272,673	$7,248,870
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,268,615	$1,626,252
Interest-bearing	7,264,578	4,014,179
Total deposits	9,533,193	5,640,431
Federal funds purchased	—	157,975
Federal Home Loan Bank advances	365,675	328,465
Trust preferred borrowings	67,011	67,011
Senior debt	98,551	98,388
Other borrowed funds	23,546	47,949
Accrued interest payable	9,481	1,900
Other liabilities	318,759	85,831
Total liabilities	10,416,216	6,427,950
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 57,411,821 at September 30, 2019 and 56,926,978 at December 31, 2018	575	569
Capital in excess of par value	1,047,035	349,810
Accumulated other comprehensive income (loss)	32,219	(15,394)
Retained earnings	877,928	791,031
Treasury stock at cost, 4,967,022 shares at September 30, 2019 and 25,552,887 shares at December 31, 2018	(100,765)	(305,096)
Total stockholders’ equity of WSFS	1,856,992	820,920
Noncontrolling interest	(535)	—
Total stockholders' equity	1,856,457	820,920
Total liabilities and stockholders' equity	$12,272,673	$7,248,870

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended September 30, 2019
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2018	56,926,978	$569	$349,810	$(15,394)	$791,031	$(305,096)	$820,920	$—	$820,920
Net income (loss)	—	—	—	—	103,105	—	103,105	(611)	102,494
Other comprehensive income	—	—	—	47,613	—	—	47,613	—	47,613
Cash dividend, $0.35 per share	—	—	—	—	(16,208)	—	(16,208)	—	(16,208)
Issuance of common stock including proceeds from exercise of common stock options	484,843	6	7,334	—	—	—	7,340	—	7,340
Re-issuance of treasury stock in connection with BNCL merger and related items	—	—	687,897	—	—	262,071	949,968	76	950,044
Stock-based compensation expense	—	—	1,994	—	—	—	1,994	—	1,994
Repurchases of common shares (1)	—	—	—	—	—	(57,740)	(57,740)	—	(57,740)
Balance, September 30, 2019	57,411,821	$575	$1,047,035	$32,219	$877,928	$(100,765)	$1,856,992	$(535)	$1,856,457

	Three Months Ended September 30, 2019
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, June 30, 2019	57,239,683	$573	$1,043,065	$22,688	$830,397	$(60,112)	$1,836,611	$(223)	$1,836,388
Net income (loss)	—	—	—	—	53,882	—	53,882	(287)	53,595
Other comprehensive income	—	—	—	9,531	—	—	9,531	—	9,531
Cash dividend, $0.12 per share	—	—	—	—	(6,351)	—	(6,351)	—	(6,351)
Issuance of common stock including proceeds from exercise of common stock options	172,138	2	3,211	—	—	—	3,213	—	3,213
BNCL merger and related items	—	—	—	—	—	—	—	(25)	(25)
Stock-based compensation expense	—	—	759	—	—	—	759	—	759
Repurchases of common shares (2)	—	—	—	—	—	(40,653)	(40,653)	—	(40,653)
Balance, September 30, 2019	57,411,821	$575	$1,047,035	$32,219	$877,928	$(100,765)	$1,856,992	$(535)	$1,856,457
(1)Repurchase of common stock includes 1,230,640 shares repurchased in connection with the Company's share buyback program approved by the Board of Directors, and 132,993 shares repurchased to cover taxes due on the consideration transferred in the Beneficial acquisition related to the vesting of unrestricted Beneficial stock awards.
(2)Repurchase of common stock includes 959,300 shares repurchased in connection with the Company's share buyback program approved by the Board of Directors.

	Nine Months Ended September 30, 2018
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2017	56,279,527	$563	$336,271	$(8,152)	$669,557	$(273,894)	$724,345	$—	$724,345
Net income	—	—	—	—	105,025	—	105,025	—	105,025
Other comprehensive loss	—	—	—	(23,869)	—	—	(23,869)	—	(23,869)
Cash dividend, $0.31 per share	—	—	—	—	(9,797)	—	(9,797)	—	(9,797)
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	20	(20)	—	—	—	—
Issuance of common stock including proceeds from exercise of common stock options	600,808	4	9,772	—	—	—	9,776	—	9,776
Stock-based compensation expense	—	—	1,857	—	—	—	1,857	—	1,857
Repurchases of common shares, 167,000 shares	—	—	—	—	—	(8,515)	(8,515)	—	(8,515)
Balance, September 30, 2018	56,880,335	$567	$347,900	$(32,001)	$764,765	$(282,409)	$798,822	$—	$798,822

	Three Months Ended September 30, 2018
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, June 30, 2018	56,685,384	$566	$344,750	$(25,713)	$729,329	$(279,955)	$768,977	$—	$768,977
Net income	—	—	—	—	38,935	—	38,935	—	38,935
Other comprehensive loss	—	—	—	(6,288)	—	—	(6,288)	—	(6,288)
Cash dividend, $0.11 per share	—	—	—	—	(3,499)	—	(3,499)	—	(3,499)
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	—	—	—	—	—	—
Issuance of common stock including proceeds from exercise of common stock options	194,951	1	2,713	—	—	—	2,714	—	2,714
Stock-based compensation expense	—	—	437	—	—	—	437	—	437
Repurchases of common shares, 47,000 shares	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Balance, September 30, 2018	56,880,335	$567	$347,900	$(32,001)	$764,765	$(282,409)	$798,822	$—	$798,822

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
(Dollars in thousands)	(Unaudited)
Operating activities:
Net income	$102,494	$105,025
Less: Net loss attributable to noncontrolling interest	(611)	—
Net income attributable to WSFS	$103,105	$105,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,970	9,864
Depreciation of premises and equipment, net	11,139	6,347
Amortization of fees and discounts, net	(32,308)	11,952
Amortization of intangible assets	8,348	2,223
Amortization of right of use lease asset	19,842	—
Decrease in operating lease liability	(9,999)	—
Income from mortgage banking activities, net	(8,090)	(4,938)
Gain on sale of securities, net	(78)	(21)
Loss on sale of other real estate owned and valuation adjustments, net	63	83
Stock-based compensation expense	1,994	1,857
Unrealized gain on equity investments	(26,175)	(18,595)
Deferred income tax expense	6,106	3,330
Decrease (increase) in accrued interest receivable	729	(1,926)
Decrease in other assets	8,582	3,171
Origination of loans held for sale	(325,103)	(265,674)
Proceeds from sales of loans held for sale	271,679	257,026
Increase in accrued interest payable	7,581	6,083
Increase (decrease) in other liabilities	17,938	(5,273)
Increase in value of bank owned life insurance	(1,590)	(311)
Increase in capitalized interest, net	(2,698)	(2,795)
Net cash provided by operating activities	$75,035	$107,428
Investing activities:
Repayments, maturities and calls of investment securities held to maturity	15,130	7,055
Sale of investment securities available for sale	602,467	7,012
Purchases of investment securities available for sale	(800,020)	(280,401)
Repayments of investment securities available for sale	170,646	82,501
Proceeds from bank-owned life insurance surrender	59,710	96,429
Net decrease (increase) in loans	125,511	(119,641)
Net cash from business combinations	76,072	—
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(176,966)	(137,199)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	196,777	151,943
Sales of other real estate owned	1,866	2,323
Investment in premises and equipment	(10,701)	(4,910)
Sales of premises and equipment	71	201
Net cash provided by (used in) investing activities	$260,563	$(194,687)

	Nine Months Ended September 30,
	2019	2018
(Dollars in thousands)	(Unaudited)
Financing activities:
Net increase in demand and saving deposits	$55,527	$341,411
(Decrease) increase in time deposits	(81,783)	83,788
(Decrease) increase in brokered deposits	(161,892)	57,638
Receipts from FHLB advances	27,146,456	85,335,984
Repayments of FHLB advances	(27,109,246)	(85,707,520)
Receipts from federal funds purchased	21,475,000	18,821,100
Repayments of federal funds purchased	(21,632,975)	(18,849,100)
Dividends paid	(16,208)	(9,797)
Issuance of common stock and exercise of common stock options	7,340	9,776
Change in noncontrolling interest	(535)	—
Purchase of common stock	(57,740)	(8,515)
Net cash (used in) provided by financing activities	$(376,056)	$74,765
Decrease in cash and cash equivalents	(40,458)	(12,494)
Cash and cash equivalents at beginning of period	620,757	723,866
Cash and cash equivalents at end of period	$580,299	$711,372
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$48,782	$27,297
Income taxes	24,579	21,754
Non-cash information:
Loans transferred to other real estate owned	2,344	1,907
Loans transferred to portfolio from held-for-sale at fair value	19,278	7,261
Fair value of assets acquired, net of cash received	5,032,299	—
Fair value of liabilities assumed	5,108,371	—
Impact of ASC 842 Adoption:
Right of use asset	121,288	—
Lease liability	(132,346)	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(UNAUDITED)
1. BASIS OF PRESENTATION
General
Our unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (the Company or WSFS), Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress) and Christiana Trust Company of Delaware (Christiana Trust DE). We also have one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has four wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), WSFS Investment Group, Inc. (WSFS Wealth Investments), 1832 Holdings, Inc., and WSFS SPE Services, LLC, and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance).
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Our core banking business is commercial lending funded primarily by customer-generated deposits. In addition, we offer a variety of wealth management and trust services to personal and corporate customers. The Federal Deposit Insurance Corporation (FDIC) insures our customers’ deposits to their legal maximums. We serve our customers primarily from 127 offices located in Pennsylvania (56), Delaware (49), New Jersey (20), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. Information on our website is not incorporated by reference into this Quarterly Report on Form 10-Q.
Our leasing business is conducted by NewLane Finance (formerly Neumann Finance Company). During the third quarter of 2019, the leasing operations of NewLane Finance and BEFC were combined and all new leases are now originated at NewLane Finance. NewLane Finance originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies:
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2018 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at September 30, 2019, except as described below:
Leases
We account for our leases in accordance with ASC 842 - Leases. Most of our leases are recognized on the balance sheet by recording a right-of-use asset and lease liability for each lease. The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments. The right-of-use asset is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.
As a lessee, WSFS enters into operating leases for certain bank branches, office space, and office equipment. The right-of-use assets and lease liabilities are initially recognized based on the net present value of the remaining lease payments which include renewal options where management is reasonably certain they will be exercised. The net present value is determined using the incremental collateralized borrowing rate at commencement date. The right-of-use asset is measured at the amount of the lease liability adjusted for any prepaid rent, lease incentives and initial direct costs incurred. The right-of-use asset and lease liability is amortized over the individual lease terms. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2019
ASU No. 2016-02, Leases (Topic 842): In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. Adoption using the comparative modified retrospective transition approach is required; however, in July 2018, the FASB issued ASU 2018-11, Leases-Targeted Improvements, which provides an optional transition method whereby comparative periods presented in the financial statements in the period of adoption do not need to be restated under Topic 842. The Company adopted this guidance and its related amendments on January 1, 2019 using the transition option in ASU 2018-11 and the results of this adoption are recorded in the Consolidated Statements of Financial Condition. See Note 9 for additional disclosures resulting from our adoption of this standard.

ASU No. 2019-01, Leases (Topic 842), Codification Improvements: Subsequent to adopting ASU 2016-02, in March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which makes targeted changes to lessor accounting and clarifies interim transition disclosure requirements upon adopting Topic 842. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance on March 31, 2019. See Note 9 for additional disclosures resulting from our adoption of this standard.

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

ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815): In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance changes both the designation and measurement guidance for qualifying hedging relationships and simplifies the presentation of hedge results. Specifically, the guidance eliminates the requirement to separately measure and report hedge ineffectiveness and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Further, the new guidance provides entities the ability to apply hedge accounting to additional hedging strategies as well as permits a one-time reclassification of eligible to be hedged instruments from held to maturity to available for sale upon adoption. The guidance is effective in annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Adoption using the modified retrospective approach is required for hedging relationships that exist as of the date of adoption; presentation and disclosure requirements are applied prospectively. The Company adopted this standard on January 1, 2019, on a modified retrospective basis for existing hedging relationships and on a prospective basis for presentation and disclosure requirements. The adoption of this standard did not have an effect on the Consolidated Financial Statements. See Note 15 for additional disclosures resulting from our adoption of this standard.

ASU No. 2018-16, Derivatives and Hedging - Inclusion of the Secured Overnight Financial Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815): In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging - Inclusion of the Secured Overnight Financial Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815). The new guidance applies to all entities that elect to apply hedge accounting to benchmark interest rate hedges under Topic 815. It permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes in addition to the existing applicable rates. The guidance is required to be adopted concurrently with ASU 2017-12, on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after adoption. The Company adopted this standard on January 1, 2019 on a prospective basis and the adoption did not have an effect on the Consolidated Financial Statements.
Accounting Guidance Pending Adoption at September 30, 2019

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with the current expected credit losses (CECL) methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired assets will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. In December 2018, regulators issued a final rule related to regulatory capital (Regulatory Capital Rule: Implementation and Transition of the Current Expected Credit Losses Methodology for Allowances and Related Adjustments to the Regulatory Capital Rule and Conforming Amendments to Other Regulations) which is intended to provide regulatory capital relief to entities transitioning to CECL. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which provides entities the option to irrevocably elect the fair value option on financial instruments within the scope of both ASC 326-20 and ASC 825-10 upon adoption of ASU 2016-13.

This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company will adopt this guidance on January 1, 2020. The adoption of this guidance will affect our accounting for loans, leases, purchased financial assets, debt securities, and unfunded commitments. A cross-functional team from Finance, Credit, and Information Technology is leading the implementation efforts, and continue to assess the impact of this guidance on the Company’s Consolidated Financial Statements, internal systems, accounting policies, processes and related internal controls. We have completed the implementation of our software solution and a third-party specialist has completed an independent model review of the solution. Further, we have defined our loan portfolio categories, credit loss methodologies, reasonable and supportable forecast and reversion periods. Our implementation efforts continue to focus on our comprehensive evaluation of model outputs based on the implementation decisions made to date, as well as defining the framework and evaluating the impact of qualitative adjustment factors, and refining our allowance for credit losses (ACL) governance framework. We are in the process of finalizing our accounting policies and reporting requirements under the guidance as well as implementation and transition rules issued by regulators. As necessary, we will continue to consult with third-party experts and specialists to assist with our adoption efforts.

Our implementation efforts to date suggest that adoption may materially increase the allowance for credit losses and decrease capital levels; however, the extent of these impacts will depend on the composition and asset quality of the portfolio, macroeconomic conditions, and continued refinement of significant estimates and judgments by management at the time of adoption.

ASU No. 2018-13, Fair Value Measurement Disclosure Framework: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework, which amends ASC 820 - Fair Value Measurement. The new guidance modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements for fair value measurements. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption is required on either a prospective or retrospective basis, depending on the amendment. The Company does not expect the application of this guidance to have a material impact on the Consolidated Financial Statements.
ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plans-General (Topic 715): In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plans-General (Topic 715) which applies to all employers that provide defined benefit pension or other postretirement benefit plans for their employees. The new guidance modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements to financial statement users. The guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. Use of the retrospective method is required. The Company does not expect the application of this guidance to have a material impact on the Consolidated Financial Statements.
ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350). The new guidance provides clarity on capitalizing and expensing implementation costs for cloud computing arrangements in a service contract. If an implementation cost is capitalized, the cost should be recognized over the noncancellable term and periodically assessed for impairment. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption can be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. Our preliminary review of this guidance to date suggests that adoption may result in a material amount of implementation costs being deferred; however, the extent of the impact will depend on the cloud computing implementations occurring at the time of adoption.
ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments: In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The new guidance amends ASU 2016-13 to address topics related to accrued interest receivables, recoveries, disclosures, and provides certain other clarifications. The new guidance also amends ASU 2017-12 to provide clarification on certain hedge accounting topics and transition requirements. Lastly, the new guidance amends ASU 2016-01 to add clarifying guidance when using the measurement alternative under ASC 820, among certain other clarifications. The guidance is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. Adoption is required on a prospective, modified-retrospective or retrospective basis, depending on the amendment. The Company will evaluate the amendments to ASU 2016-13 in conjunction with our overall evaluation of ASU 2016-13. For other amendments within this guidance, the Company does not expect the application of this guidance to have a material impact on the Consolidated Financial Statements.

3. BUSINESS COMBINATIONS
Beneficial Bancorp, Inc.
On March 1, 2019, we acquired Beneficial. Subject to the terms and conditions of the merger agreement, the Beneficial stockholders received 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock. Based on the February 28, 2019 closing share price of $43.28, the value of the stock consideration was $950.0 million and cash consideration was $228.2 million, for total transaction value of $1.2 billion. Results of the combined Company’s operations are included in our Consolidated Financial Statements since the date of the acquisition.
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
The acquisition of Beneficial was accounted for as a business combination using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and consideration transferred were recorded at their estimated fair values as of the acquisition date. The excess of consideration transferred over the fair value of net assets acquired was recorded as goodwill, which is not amortizable nor deductible for tax purposes. The Company allocated the total balance of goodwill to its WSFS Bank segment. While the valuation of acquired assets and liabilities is nearly completed, management continues to assess the values of certain assets and liabilities which may be subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. When the valuation is final, any changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. The fair values of assets acquired and liabilities assumed is expected to be finalized during the measurement period, which ends one year from the closing date.
The following table summarizes the consideration transferred and the fair values of identifiable assets acquired and liabilities assumed:

(Dollars in thousands)
Consideration Transferred:	Fair Value
Common shares issued (21,816,355)	$949,968
Cash paid to Beneficial stock and option holders	228,239
Value of consideration	1,178,207
Assets acquired:
Cash and due from banks	304,311
Investment securities	619,853
Loans and leases, net	3,711,246
Premises and equipment	69,873
Deferred income taxes	18,485
Bank owned life insurance	82,510
Core deposit intangible	85,053
Servicing rights intangible	2,466
Other assets	135,862
Total assets	5,029,659
Liabilities assumed:
Deposits	4,056,506
Other liabilities	101,897
Total liabilities	4,158,403
Net assets acquired:	871,256
Goodwill resulting from acquisition of Beneficial	$306,951

The following table details the change to goodwill recorded subsequent to acquisition:

(Dollars in thousands)	Fair Value
Goodwill resulting from the acquisition of Beneficial reported as of March 31, 2019	$309,486
Effects of adjustments to:
Cash and due from banks	246
Investment securities	(3,150)
Loans	911
Premises and equipment	(741)
Deferred income taxes	985
Other assets	(418)
Deposits	790
Other liabilities	(1,158)
Adjusted goodwill resulting from the acquisition of Beneficial as of September 30, 2019	$306,951

In many cases, the fair values of the assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and applying the appropriate market discount rates.

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

The acquired investment portfolio had a fair value of $619.9 million, of which $578.8 million of investment securities were sold subsequent to closing. The proceeds received for the investments sold approximated their fair values as of the acquisition date. The fair value of the retained investment portfolio was determined by taking into account market prices obtained from independent valuation source(s). See Note 14 for additional information.

The Company recorded a deferred income tax asset (DTA) of $18.5 million related to tax attributes of Beneficial along with the effects of fair value adjustments resulting from acquisition accounting for the combination.

WSFS recorded $85.1 million of core deposit intangible which is being amortized over ten years using a straight-line amortization methodology. The fair value of the core deposit intangible was determined based on modeling assumptions that take into consideration customer attrition, deposit interest rates, and alternative costs of funds.

Certificates of deposit accounts were valued by segregating the portfolio into pools based on remaining maturity and comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The valuation adjustment will be accreted or amortized to interest expense over the remaining maturities of the respective pools.

As a result of the merger, the Company developed a comprehensive integration plan under which we have incurred direct costs, which were expensed as incurred. These direct costs include costs related to: (i) terminated contracts, (ii) consolidated facilities (including lease termination expenses), (iii) severance, (iv) marketing, and (v) professional and legal fees. Costs related to the acquisition and restructuring are included in the “Corporate Development” and “Restructuring” expense line items, respectively, on the Consolidated Statements of Income.

During the fourth quarter of 2018, WSFS announced a retail banking office optimization plan that included the consolidation of fourteen Beneficial and eleven WSFS Bank banking offices. Most of the consolidations were completed during the conversion and rebranding of the remaining Beneficial banking offices, which occurred during the third quarter of 2019. Costs related to this plan are included in the “Corporate Development” expense line item on the Consolidated Statements of Income. Additionally, during the second quarter of 2019, WSFS completed the sale of five Beneficial retail banking offices in New Jersey to the Bank of Princeton, a New Jersey-based financial institution, at a deposit premium of 7.37%.

4. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Bailment fees	$6,580	$7,188	$20,388	$19,869
Interchange fees	6,234	3,766	17,073	11,073
Other card and ATM fees	301	285	846	811
Total credit/debit card and ATM income	$13,115	$11,239	$38,307	$31,753
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Trust fees	$6,632	$5,932	$19,884	$17,298
Wealth management and advisory fees	3,827	4,097	11,104	12,164
Total investment management and fiduciary income	$10,459	$10,029	$30,988	$29,462
Investment management and fiduciary income is composed of trust fees and wealth management and advisory fees. Trust fees are based on revenue earned from custody, escrow and trustee services on structured finance transactions; indenture trustee, administrative agent and collateral agent services to institutions and corporations; commercial domicile and independent director services; and investment and trustee services to families and individuals. Most fees are flat fees, except for a portion of personal and corporate trustee fees where we earn a percentage on the assets under management. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for services provided.
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Service fees	$3,188	$2,663	$9,083	$7,877
Return and overdraft fees	2,797	1,885	7,341	5,662
Other deposit service fees	154	122	564	425
Total deposit service charges	$6,139	$4,670	$16,988	$13,964
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
Other income
The following table presents the components of other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Managed service fees	$3,628	$3,169	$10,195	$9,100
Currency preparation	823	863	2,413	2,406
ATM insurance	644	586	1,923	1,781
Miscellaneous products and services	1,942	2,041	7,947	6,391
Total other income	$7,037	$6,659	$22,478	$19,678
Other income consists of managed service fees, which are primarily courier fees related to cash management, currency preparation, ATM insurance and other miscellaneous products and services offered by the Bank. These fees are primarily generated through monthly billings or at the time of the transaction. For the nine months ended September 30, 2019, "Miscellaneous products and services" included income related to a non-recurring transfer of client accounts to a departing Wealth investment adviser, in accordance with the buy-out provisions of the adviser's contract.
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

See Note 16 for further information about the disaggregation of noninterest income by segment.

5. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income attributable to WSFS	$53,882	$38,935	$103,105	$105,025
Denominator:
Weighted average basic shares	52,863	31,800	48,381	31,599
Dilutive potential common shares	191	548	287	663
Weighted average fully diluted shares	$53,054	$32,348	$48,668	$32,262
Earnings per share:
Basic	$1.02	$1.22	$2.13	$3.32
Diluted	$1.02	$1.20	$2.12	$3.26
Outstanding common stock equivalents having no dilutive effect	1	11	1	16

6. INVESTMENT SECURITIES
The following tables detail the amortized cost and the estimated fair value of our investments in available-for-sale and held-to-maturity debt securities as well as our equity investments. None of our investments in debt securities are classified as trading.

	September 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Debt Securities
CMO	$358,826	$6,550	$130	$365,246
FNMA MBS	1,136,645	27,118	1,016	1,162,747
FHLMC MBS	338,326	8,690	261	346,755
GNMA MBS	33,561	584	72	34,073
	$1,867,358	$42,942	$1,479	$1,908,821
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$132,959	$3,298	$—	$136,257
Foreign bonds	2,002	3	—	2,005
	$134,961	$3,301	$—	$138,262

Equity Investments(2)
Visa Class B shares	$15,716	$45,565	$—	$61,281
Other equity investments	8,149	625	—	8,774
	$23,865	$46,190	$—	$70,055
(1)Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $0.7 million at September 30, 2019, related to securities transferred, which are offset in Accumulated other comprehensive income, net of tax.
(2)Equity investments are included in Other investments in the unaudited Consolidated Statements of Financial Condition.

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
(1)Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $1.0 million at December 31, 2018, related to securities transferred, which are offset in Accumulated other comprehensive loss, net of tax.
(2)Equity investments are included in Other investments in the unaudited Consolidated Statements of Financial Condition.

The scheduled maturities of our available-for-sale debt securities at September 30, 2019 and December 31, 2018 are presented in the table below:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2019 (1)
Within one year	$—	$—
After one year but within five years	18,892	19,000
After five years but within ten years	186,164	189,078
After ten years	1,662,302	1,700,743
	$1,867,358	$1,908,821
December 31, 2018 (1)
Within one year	$—	$—
After one year but within five years	19,714	19,423
After five years but within ten years	170,118	163,731
After ten years	1,034,395	1,021,925
	$1,224,227	$1,205,079
(1)Actual maturities could differ from contractual maturities.

The scheduled maturities of our held-to-maturity debt securities at September 30, 2019 and December 31, 2018 are presented in the table below:

	Held to Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2019 (1)
Within one year	$2,659	$2,666
After one year but within five years	5,251	5,280
After five years but within ten years	32,696	33,345
After ten years	94,355	96,971
	$134,961	$138,262
December 31, 2018 (1)
Within one year	$1,018	$1,016
After one year but within five years	6,703	6,701
After five years but within ten years	29,613	29,547
After ten years	112,616	112,167
	$149,950	$149,431
(1)Actual maturities could differ from contractual maturities.
Mortgage-backed securities (MBS) may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty.
Investment securities with fair market values aggregating $1.2 billion and $914.5 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of September 30, 2019 and December 31, 2018, respectively.
During the nine months ended September 30, 2019, we sold $602.5 million of debt securities categorized as available for sale, of which $578.8 million was related to the acquisition of Beneficial (see Note 3 for further information about the acquisition). The remaining $23.7 million resulted in realized gains of less than $0.1 million and no realized losses. During the nine months ended September 30, 2018, we sold $7.0 million of debt securities categorized as available for sale, resulting in realized gains of less than $0.1 million and no realized losses. The cost basis of all debt securities sales is based on the specific identification method.
During the nine months ended September 30, 2018, we sold $6.2 million of equity securities, specifically Visa Class B shares, resulting in realized gains of $3.8 million and no realized losses. There were no such sales during the nine months ended September 30, 2019.
As of September 30, 2019 and December 31, 2018, our debt securities portfolio had remaining unamortized premiums of $16.7 million and $12.7 million, respectively, and unaccreted discounts of $3.5 million and $2.5 million, respectively.

For debt securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at September 30, 2019.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$22,506	$73	$8,135	$57	$30,641	$130
FNMA MBS	138,397	919	6,920	97	145,317	1,016
FHLMC MBS	31,148	230	2,941	31	34,089	261
GNMA MBS	901	4	5,773	68	6,674	72
Total temporarily impaired investments	$192,952	$1,226	$23,769	$253	$216,721	$1,479

Held-to-maturity debt securities:
Foreign bonds (1)	$501	$—	$—	$—	$501	$—
(1)Foreign bonds with an unrealized loss position of less than twelve months had an unrealized loss of less than $1 thousand at September 30, 2019.
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
At September 30, 2019, we owned debt securities totaling $217.2 million for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $1.5 million at September 30, 2019. The temporary impairment is the result of changes in market interest rates subsequent to purchase. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.
All debt securities, with the exception of one having a fair value of $0.4 million at September 30, 2019, were A-rated or better at the time of purchase and remained investment grade at September 30, 2019. All securities were evaluated for OTTI at September 30, 2019 and December 31, 2018. The result of this evaluation showed no OTTI as of September 30, 2019 or December 31, 2018. The estimated weighted average duration of MBS was 2.9 years at September 30, 2019.

7. LOANS
The following table shows our loan and lease portfolio by category:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commercial and industrial	$2,116,654	$1,472,489
Owner-occupied commercial	1,273,408	1,059,974
Commercial mortgages	2,271,985	1,162,739
Construction	514,402	316,566
Commercial small business leases	169,697	—
Residential(1)	1,051,551	218,099
Consumer	1,138,873	680,939
	8,536,570	4,910,806
Less:
Deferred fees, net	8,187	7,348
Allowance for loan and lease losses	47,671	39,539
Net loans and leases	$8,480,712	$4,863,919
(1) Includes reverse mortgages at fair value of $17.7 million at September 30, 2019 and $16.5 million at December 31, 2018.
Upon the closing of the Beneficial acquisition on March 1, 2019, we acquired $37.0 million of credit impaired loans. The following table details the loans acquired from Beneficial that are accounted for in accordance with ASC 310-30, as of the date of the acquisition.

(Dollars in thousands)	March 1, 2019
Contractual required principal and interest at acquisition	$53,647
Contractual cash flows not expected to be collected (nonaccretable difference)	20,118
Expected cash flows at acquisition	33,529
Interest component of expected cash flows (accretable yield)	3,068
Fair value of acquired loans accounted for under ASC 310-30	$30,461
The following table shows the outstanding principal balance and carrying amounts for acquired credit impaired loans for which the Company applies ASC 310-30 as of the dates indicated:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Outstanding principal balance	$45,326	$18,642
Carrying amount	31,641	14,718
Allowance for loan losses	175	227
The following table presents the changes in accretable yield on the acquired credit impaired loans for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$4,055	$2,925	$2,463	$3,035
Addition from Beneficial	—	—	3,068	—
Accretion	(507)	(433)	(1,581)	(1,351)
Reclassification from nonaccretable difference	—	2	207	1,080
Additions/adjustments	(52)	(52)	(661)	(322)
Balance at end of period	$3,496	$2,442	$3,496	$2,442

8. ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY INFORMATION
Allowance for Loan Losses
We maintain an allowance for loan losses which represents our best estimate of probable losses in our loan portfolio. As losses are realized, they are charged to this allowance. We established our allowance in accordance with guidance provided in the SEC’s Staff Accounting Bulletin 102 (SAB 102), Selected Loan Loss Allowance Methodology and Documentation Issues, ASC 450, Contingencies and ASC 310, Receivables. When we have reason to believe it is probable that we will not be able to collect all contractually due amounts of principal and interest, loans are evaluated for impairment on an individual basis and a specific allocation of the allowance is assigned in accordance with ASC 310-10. We also maintain an allowance for loan losses on acquired loans: (i) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition and (ii) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition. The determination of the allowance for loan losses requires significant judgment reflecting our best estimate of impairment related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. Our evaluation is based on a continuous review of these portfolios. The following are included in our allowance for loan losses:

•Specific reserves for impaired loans
•An allowance for each pool of homogeneous loans based on historical loss experience
•Adjustments for qualitative and environmental factors allocated to pools of homogeneous loans
When it is probable that the Bank will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement, it assigns a specific reserve to that loan, as necessary. Unless loans are well-secured and collection is imminent, loans greater than 90 days past due are deemed impaired and their respective reserves are generally charged off once the loss has been confirmed. Estimated specific reserves are based on collateral values, estimates of future cash flows or market valuations. Loans are charged off when they are deemed to be uncollectible. During the nine months ended September 30, 2019 and 2018, net charge-offs totaled $15.8 million, or 0.27%, of average loans annualized, and $8.7 million, or 0.24%, of average loans annualized, respectively.
Allowance for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial and retail loan pools. Commercial loans are pooled as follows: commercial, owner-occupied commercial, commercial mortgages and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. The probability of default is calculated based on the historical rate of migration to impaired status during the last 35 quarters. During the nine months ended September 30, 2019, we increased the look-back period to 35 quarters from 32 quarters used at December 31, 2018. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the quantitative reserves calculated by the allowance for loan loss model are adequately considering the losses within a full credit cycle. Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 35 quarter look-back period.
Qualitative adjustment factors consider various current internal and external conditions which are allocated among loan types and take into consideration:

•Current underwriting policies, staff, and portfolio mix,
•Internal trends of delinquency, nonaccrual and criticized loans by segment,
•Risk rating accuracy, control and regulatory assessments/environment,
•General economic conditions - locally and nationally,
•Market trends impacting collateral values, and
•Competitive environment, as it could impact loan structure and underwriting.
The above factors are based on their relative standing compared to the period in which historic losses are used in quantitative reserve estimates and current directional trends. Qualitative factors in our model can add to or subtract from quantitative reserves.

The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be approximately 8.89 quarters as of September 30, 2019. Our residential mortgage and consumer LEP estimate remains at four quarters as of September 30, 2019. We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP annually for our commercial portfolio and review the current four quarter LEP for the retail portfolio to determine the continued reasonableness of this assumption.
Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan losses and the Bank’s internal loan review department performs loan reviews.
The following tables provide the activity of our allowance for loan losses and loan balances for the three and nine months ended September 30, 2019:

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer	Total
Three months ended September 30, 2019
Allowance for loan losses
Beginning balance	$22,004	$4,480	$6,544	$2,984	$1,358	$7,994	$45,364
Charge-offs	(1,441)	(12)	2	—	(3)	(1,042)	(2,496)
Recoveries	297	4	120	2	(60)	319	682
Provision (credit)	3,595	23	97	(105)	43	327	3,980
Provision (credit) for acquired loans	49	9	(26)	—	(8)	117	141
Ending balance	$24,504	$4,504	$6,737	$2,881	$1,330	$7,715	$47,671
Nine months ended September 30, 2019
Allowance for loan losses
Beginning balance	$14,211	$5,057	$6,806	$3,712	$1,428	$8,325	$39,539
Charge-offs	(15,185)	(20)	(153)	(42)	(288)	(2,686)	(18,374)
Recoveries	858	85	547	4	(76)	1,118	2,536
Provision (credit)	24,286	(614)	(533)	(787)	118	656	23,126
Provision (credit) for acquired loans	334	(4)	70	(6)	148	302	844
Ending balance	$24,504	$4,504	$6,737	$2,881	$1,330	$7,715	$47,671
Period-end allowance allocated to:
Loans individually evaluated for impairment	$3,534	$156	$—	$—	$478	$180	$4,348
Loans collectively evaluated for impairment	20,969	4,269	6,690	2,873	813	7,534	43,148
Acquired loans individually evaluated for impairment	1	79	47	8	39	1	175
Ending balance	$24,504	$4,504	$6,737	$2,881	$1,330	$7,715	$47,671
Period-end loan balances:
Loans individually evaluated for impairment(3)	$21,135	$9,263	$2,325	$—	$12,031	$7,502	$52,256
Loans collectively evaluated for impairment	1,657,748	935,306	1,019,723	375,664	138,121	887,193	5,013,755
Acquired nonimpaired loans	605,804	322,030	1,237,282	138,251	876,089	241,633	3,421,089
Acquired impaired loans	1,664	6,809	12,655	487	7,655	2,545	31,815
Ending balance(4)	$2,286,351	$1,273,408	$2,271,985	$514,402	$1,033,896	$1,138,873	$8,518,915
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $17.7 million.
(3)The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $14.1 million for the period ending September 30, 2019. Accruing troubled debt restructured loans are considered impaired loans.
(4)Ending loan balances do not include net deferred fees.

The following table provides the activity of the allowance for loan losses and loan balances for the three and nine months ended September 30, 2018:

(Dollars in thousands)	Commercial and Industrial	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(1)	Consumer	Total
Three months ended September 30, 2018
Allowance for loan losses
Beginning balance	$15,842	$5,284	$6,951	$3,289	$1,519	$8,152	$41,037
Charge-offs	(1,761)	—	—	(1,475)	—	(567)	(3,803)
Recoveries	621	16	52	1	28	144	862
Provision (credit)	1,947	273	(598)	1,657	(71)	626	3,834
Provision (credit) for acquired loans	(82)	—	(21)	—	(1)	(14)	(118)
Ending balance	$16,567	$5,573	$6,384	$3,472	$1,475	$8,341	$41,812
Nine months ended September 30, 2018
Allowance for loan losses
Beginning balance	$16,732	$5,422	$5,891	$2,861	$1,798	$7,895	$40,599
Charge-offs	(6,861)	(351)	(48)	(1,475)	(54)	(1,857)	(10,646)
Recoveries	1,060	28	189	3	117	598	1,995
Provision (credit)	5,730	419	356	2,106	(382)	1,711	9,940
Provision (credit) for acquired loans	(94)	55	(4)	(23)	(4)	(6)	(76)
Ending balance	$16,567	$5,573	$6,384	$3,472	$1,475	$8,341	$41,812
Period-end allowance allocated to:
Loans individually evaluated for impairment	$3,970	$9	$—	$444	$570	$171	$5,164
Loans collectively evaluated for impairment	12,517	5,546	6,300	3,019	870	8,167	36,419
Acquired loans individually evaluated for impairment	80	18	84	9	35	3	229
Ending balance	$16,567	$5,573	$6,384	$3,472	$1,475	$8,341	$41,812
Period-end loan balances:
Loans individually evaluated for impairment(2)	$19,910	$2,829	$6,502	$2,903	$11,479	$8,256	$51,879
Loans collectively evaluated for impairment	1,387,143	958,356	961,345	322,822	134,074	620,727	4,384,467
Acquired nonimpaired loans	97,552	119,403	156,483	7,025	60,407	24,568	465,438
Acquired impaired loans	2,070	4,816	8,951	737	766	153	17,493
Ending balance(3)	$1,506,675	$1,085,404	$1,133,281	$333,487	$206,726	$653,704	$4,919,277

(1)Period-end loan balance excludes reverse mortgages at fair value of $16.6 million.
(2)The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $15.2 million for the period ending September 30, 2018. Accruing troubled debt restructured loans are considered impaired loans.
(3)Ending loan balances do not include net deferred fees.
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

The following tables show our nonaccrual and past due loans at the dates indicated:

	September 30, 2019
(Dollars in thousands)	30–59 Days Past Due and Still Accruing	60–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial and industrial(1)	$7,665	$640	$528	$8,833	$2,254,847	$1,664	$21,007	$2,286,351
Owner-occupied commercial	2,183	1,390	—	3,573	1,253,763	6,809	9,263	1,273,408
Commercial mortgages	5,900	950	989	7,839	2,249,294	12,655	2,197	2,271,985
Construction	1,020	—	—	1,020	512,895	487	—	514,402
Residential(2)	7,475	758	248	8,481	1,013,608	7,655	4,152	1,033,896
Consumer(3)	8,152	3,104	11,944	23,200	1,111,329	2,545	1,799	1,138,873
Total(4)	$32,395	$6,842	$13,709	$52,946	$8,395,736	$31,815	$38,418	$8,518,915
% of Total Loans	0.38%	0.08%	0.16%	0.62%	98.55%	0.37%	0.45%	100%
(1)Includes commercial small business leases.
(2)Residential accruing current balances excludes reverse mortgages at fair value of $17.7 million.
(3)Includes $18.8 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
(4)The balances above include a total of $3.4 billion acquired non-impaired loans.

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
(1)Residential accruing current balances excludes reverse mortgages, at fair value of $16.5 million.
(2)The balances above include a total of $430.0 million acquired non-impaired loans.
Impaired Loans
Loans for which it is probable we will not collect all principal and interest due according to their contractual terms, assessed based on the credit characteristics of the loan and/or payment status, are measured for impairment in accordance with the provisions of SAB 102 and ASC 310. The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the fair value of the collateral if the loan is collateral dependent or (3) the loan’s observable market price. If the measure of the impaired loan is less than the recorded investment in the loan, a related allowance is allocated for the impairment.

The following tables provide an analysis of our impaired loans at September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve(1)	Loans with Related Reserve(2)	Related Reserve	Contractual Principal Balances(2)	Average Loan Balances
Commercial and industrial	$21,138	$8,666	$12,472	$3,534	$25,423	$18,695
Owner-occupied commercial	10,559	9,107	1,452	235	10,913	7,650
Commercial mortgages	3,130	2,325	805	47	7,381	5,251
Construction	487	—	487	8	561	2,226
Residential	12,214	8,320	3,894	517	14,391	11,546
Consumer	7,531	6,198	1,333	182	8,262	7,870
Total	$55,059	$34,616	$20,443	$4,523	$66,931	$53,238
(1)Reflects loan balances at or written down to their remaining book balance.
(2)The above includes acquired impaired loans totaling $2.8 million in the ending loan balance and $3.1 million in the contractual principal balance.

	December 31, 2018
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve(1)	Loans with Related Reserve(2)	Related Reserve	Contractual Principal Balances(2)	Average Loan Balances
Commercial and industrial	$14,841	$8,625	$6,216	$878	$22,365	$18,484
Owner-occupied commercial	6,065	4,406	1,659	92	6,337	5,378
Commercial mortgages	5,679	4,083	1,596	79	15,372	7,438
Construction	3,530	—	3,530	458	5,082	5,091
Residential	11,321	6,442	4,879	581	13,771	12,589
Consumer	7,916	6,899	1,017	170	8,573	7,956
Total	$49,352	$30,455	$18,897	$2,258	$71,500	$56,936
(1)Reflects loan balances at or written down to their remaining book balance.
(2)The above includes acquired impaired loans totaling $4.3 million in the ending loan balance and $4.8 million in the contractual principal balance.
Interest income of $0.2 million and $0.6 million was recognized on impaired loans during the three and nine months ended September 30, 2019, respectively. Interest income of $0.6 million and $1.3 million was recognized on impaired loans during the three and nine months ended September 30, 2018, respectively.
As of September 30, 2019, there were 40 residential loans and 32 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $4.2 million and $11.3 million, respectively. As of December 31, 2018, there were 26 residential loans and 11 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $1.9 million and $5.3 million, respectively.
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

Credit Quality Indicators
Below is a description of each of our risk ratings for all commercial loans:

•Pass. These borrowers currently show no indication of deterioration or potential problems and their loans are considered fully collectible.
•Special Mention. Borrowers have potential weaknesses that deserve management’s close attention. Borrowers in this category may be experiencing adverse operating trends, for example, declining revenues or margins, high leverage, tight liquidity, or increasing inventory without increasing sales. These adverse trends can have a potential negative effect on the borrower’s repayment capacity. These assets are not adversely classified and do not expose the Bank to significant risk that would warrant a more severe rating. Borrowers in this category may also be experiencing significant management problems, pending litigation, or other structural credit weaknesses.
•Substandard. Borrowers have well-defined weaknesses that require extensive oversight by management. Borrowers in this category may exhibit one or more of the following: inadequate debt service coverage, unprofitable operations, insufficient liquidity, high leverage, and weak or inadequate capitalization. Relationships in this category are not adequately protected by the sound financial worth and paying capacity of the obligor or the collateral pledged on the loan, if any. A distinct possibility exists that the Bank will sustain some loss if the deficiencies are not corrected.
•Doubtful. Borrowers have well-defined weaknesses inherent in the Substandard category with the added characteristic that the possibility of loss is extremely high. Current circumstances in the credit relationship make collection or liquidation in full highly questionable. A doubtful asset has some pending event that may strengthen the asset that defers the loss classification. Such impending events include: perfecting liens on additional collateral, obtaining collateral valuations, an acquisition or liquidation preceding, proposed merger, or refinancing plan.
•Loss. Loans are uncollectible or of such negligible value that continuance as a bankable asset is not supportable. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical to defer writing off this asset even though partial recovery may be recognized sometime in the future.
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
Commercial Credit Exposure

	September 30, 2019
	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(2)
(Dollars in thousands)					Amount	%
Risk Rating:
Special mention	$22,845	$—	$11,365	$—	$34,210
Substandard:
Accrual	61,158	30,436	27,167	—	118,761
Nonaccrual	17,473	9,107	2,197	—	28,777
Doubtful	3,534	156	—	—	3,690
Total Special Mention and Substandard	105,010	39,699	40,729	—	185,438	3%
Acquired impaired	1,664	6,809	12,655	487	21,615	—%
Pass	2,179,677	1,226,900	2,218,601	513,915	6,139,093	97%
Total	$2,286,351	$1,273,408	$2,271,985	$514,402	$6,346,146	100%
(1)Includes commercial small business leases.
(2)Includes $2.3 billion of acquired non-impaired loans as of September 30, 2019.

	December 31, 2018
	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(1)
(Dollars in thousands)					Amount	%
Risk Rating:
Special mention	$8,710	$21,230	$—	$—	$29,940
Substandard:
Accrual	37,424	21,081	9,767	168	68,440
Nonaccrual	13,180	4,406	3,951	2,337	23,874
Doubtful	876	—	—	444	1,320
Total Special Mention and Substandard	60,190	46,717	13,718	2,949	123,574	3%
Acquired impaired	1,531	4,248	7,504	749	14,032	—%
Pass	1,410,768	1,009,009	1,141,517	312,868	3,874,162	97%
Total	$1,472,489	$1,059,974	$1,162,739	$316,566	$4,011,768	100%
(1)Includes $350.5 million of acquired non-impaired loans as of December 31, 2018.
Residential and Consumer Credit Exposure

	Residential(2)		Consumer		Total Residential and Consumer(3)
	September 30,	December 31,	September 30,	December 31,	September 30, 2019		December 31, 2018
(Dollars in thousands)	2019	2018	2019	2018	Amount	Percent	Amount	Percent
Nonperforming(1)	$12,413	$11,017	$7,407	$7,883	$19,820	1	$18,900	2%
Acquired impaired loans	7,655	761	2,545	151	10,200	—	912	—%
Performing	1,013,828	189,772	1,128,921	672,905	2,142,749	99	862,677	98%
Total	$1,033,896	$201,550	$1,138,873	$680,939	$2,172,769	100	$882,489	100%
(1)Includes $13.9 million as of September 30, 2019 and $14.0 million as of December 31, 2018 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.
(2)Residential performing loans excludes $17.7 million and $16.5 million of reverse mortgages at fair value as of September 30, 2019 and December 31, 2018, respectively.
(3)Total includes $1.1 billion and $79.5 million in acquired non-impaired loans as of September 30, 2019 and December 31, 2018, respectively.

Troubled Debt Restructurings (TDRs)
TDRs are recorded in accordance with ASC 310-40, Troubled Debt Restructuring by Creditors.
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Performing TDRs	$14,125	$14,953
Nonperforming TDRs	6,667	10,211
Total TDRs	$20,792	$25,164
Approximately $0.7 million and $1.2 million in related reserves have been established for these loans at September 30, 2019 and December 31, 2018, respectively.
The following table presents information regarding the types of loan modifications made for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019					Nine months ended September 30, 2019
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and Industrial	—	—	—	—	—	—	1	—	2	3
Owner-occupied commercial	—	—	—	—	—	—	—	—	2	2
Commercial Mortgages	—	—	—	—	—	1	—	—	1	2
Construction	—	—	—	—	—	—	—	—	—	—
Residential	—	—	1	—	1	4	—	2	—	6
Consumer	—	2	1	2	5	5	3	2	2	12
Total	—	2	2	2	6	10	4	4	7	25

	Three months ended September 30, 2018					Nine months ended September 30, 2018
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and Industrial	3	—	—	—	3	6	—	—	—	6
Owner-occupied commercial	—	—	—	—	—	—	—	—	—	—
Commercial Mortgages	1	—	—	—	1	2	1	—	—	3
Construction	—	—	—	—	—	—	1	—	—	1
Residential	—	—	—	—	—	4	—	—	—	4
Consumer	1	—	1	—	2	8	1	4	2	15
Total	5	—	1	—	6	20	3	4	2	29
(1)Other includes underwriting exceptions.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and repayment is reasonably assured.

The following table presents loans identified as TDRs during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$—	$—	$320	$320	$1,335	$1,335	$5,102	$5,102
Owner-occupied commercial	—	—	—	—	1,413	1,413	—	—
Commercial mortgages	—	—	168	168	504	504	2,190	2,190
Construction	—	—	—	—	—	—	920	920
Residential	253	253	—	—	670	670	469	469
Consumer	500	500	113	113	1,807	1,807	1,236	1,236
Total	$753	$753	$601	$601	$5,729	$5,729	$9,917	$9,917
During the three months ended September 30, 2019 and 2018, the TDRs set forth in the table above both resulted in a less than $0.1 million decrease in our allowance for loan losses and no additional charge-offs. During the nine months ended September 30, 2019, the TDRs set forth in the table above resulted in a $0.2 million decrease in our allowance for loan losses and no additional charge-offs, compared to a $0.7 million decrease in our allowance for loan losses and $0.1 million additional charge-offs for the same period in 2018.
During the three months ended September 30, 2019, two TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of $0.2 million, compared with five loans with a total loan amount of $0.5 million during the three months ended September 30, 2018. During the nine months ended September 30, 2019, six TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of $1.5 million, compared with nine TDRs with a total loan amount of $0.7 million during the nine months ended September 30, 2018.

9. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through our equipment leasing business.

Lessee

Our ongoing leases have remaining lease terms of less than 1 year to 43 years, which includes renewal options that are exercised at our discretion. The Company's lease terms to calculate the lease liability and right of use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right of use asset is included in Other liabilities and Other assets, respectively, in the unaudited Consolidated Statement of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the unaudited Consolidated Statement of Income. We account for lease components separately from nonlease components. We sublease certain real estate to third parties.

The components of operating lease cost were as follows:

	Three months ended	Nine months ended
(Dollars in thousands)	September 30, 2019	September 30, 2019
Operating lease cost (1)	$5,596	$14,610
Sublease income	(105)	(381)
Net lease cost	$5,491	$14,229
(1)Includes variable lease cost and short-term lease cost.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	September 30, 2019
Assets
Right of use assets	$165,979
Total assets	$165,979

Liabilities
Lease liabilities	$180,973
Total liabilities	$180,973

Lease term and discount rate
Weighted average remaining lease term (in years)
Operating leases	19.66
Weighted average discount rate
Operating leases	4.27%

Maturities of operating lease liabilities under ASC 842, Leases (as adopted on January 1, 2019) were as follows:

(Dollars in thousands)	September 30, 2019
2019	$8,681
2020	16,853
2021	16,511
2022	16,463
2023	16,660
After 2023	210,453
Total lease payments	285,621
Less: Interest	(104,648)
Present value of lease liabilities	$180,973

The minimum cash payments for operating leases under ASC 840, Leases were as follows:

(Dollars in thousands)	December 31, 2018
2019	$11,562
2020	11,411
2021	11,132
2022	11,078
2023	11,141
After 2023	169,929
Total minimum lease payments	$226,253

Supplemental cash flow information related to leases was as follows:

Nine months ended
(Dollars in thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,564
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	61,693

Lessor Equipment Leasing

WSFS provides equipment and small business lease financing through our two leasing subsidiaries, BEFC and NewLane Finance, acquired from our Beneficial acquisition. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and Fees on Loans and Leases on the Consolidated Statements of Income.

The components of direct finance lease income are summarized in the table below:

	Three months ended	Nine months ended
(Dollars in thousands)	September 30, 2019	September 30, 2019
Direct financing leases:
Interest income on lease receivable	$2,048	$5,826
Interest income on deferred fees and costs	63	326
Total direct financing lease income	$2,111	$6,152

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	September 30, 2019
Lease receivables	$194,124
Unearned income	(24,427)
Deferred fees and costs	1,303
Net investment in direct financing leases	$171,000

At September 30, 2019, future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	Direct financing leases
2019	$17,006
2020	62,258
2021	48,874
2022	34,025
2023	21,713
After 2023	10,248
Total lease payments	$194,124

10. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

During the nine months ended September 30, 2019, we did not identify any indicators of impairment as it relates to goodwill or intangibles.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2018	$145,808	$—	$20,199	$166,007
Goodwill from business combinations	309,486	—	—	309,486
Remeasurement period adjustments	(2,535)	—	—	(2,535)
September 30, 2019	$452,759	$—	$20,199	$472,958
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes our intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
September 30, 2019
Core deposits	$95,711	$(10,969)	$84,742	10 years
Customer relationships	17,561	(7,015)	10,546	7-15 years
Non-compete agreements	221	(135)	86	5 years
Loan servicing rights(1)	4,932	(1,414)	3,518	10-25 years
Total intangible assets	$118,425	$(19,533)	$98,892
December 31, 2018
Core deposits	$10,658	$(5,285)	$5,373	10 years
Customer relationships	17,561	(5,815)	11,746	7-15 years
Non-compete agreements	221	(101)	120	5 years
Loan servicing rights	2,652	(1,301)	1,351	10-30 years
Favorable lease asset (2)	1,932	(506)	1,426	10 months-18 years
Total intangible assets	$33,024	$(13,008)	$20,016
(1)Includes impairment losses of $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.
(2)The favorable lease asset was fully amortized and written off during the nine months ended September 30, 2019 as a result of our adoption of ASU 2016-02 on January 1, 2019. See Note 2 for further information.
We recognized amortization expense on intangible assets of $2.8 million and $6.9 million for the three and nine months ended September 30, 2019, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2018, respectively.
The following table presents the estimated future amortization expense on our intangible assets:

(Dollars in thousands)	Amortization of Intangibles
Remaining in 2019	$2,964
2020	11,614
2021	11,167
2022	10,995
2023	10,875
Thereafter	51,277
Total	$98,892

11. DEPOSITS

The following table shows our deposits by category:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Noninterest-bearing:
Noninterest demand	$2,268,615	$1,626,252
Total noninterest-bearing	$2,268,615	$1,626,252

Interest-bearing:
Interest-bearing demand	$2,177,189	$1,062,228
Savings	1,562,591	538,213
Money market	1,952,306	1,542,962
Customer time deposits	1,330,227	672,942
Brokered deposits	242,265	197,834
Total interest-bearing	7,264,578	4,014,179
Total deposits	$9,533,193	$5,640,431

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$13	$15	$40	$45
Interest cost	20	18	58	53
Prior service cost amortization	(19)	(19)	(57)	(57)
Net gain recognition	(16)	(11)	(47)	(34)
Net periodic (benefit) cost	$(2)	$3	$(6)	$7

Alliance Associate Pension Plan

During the fourth quarter of 2015, we completed the acquisition of Alliance. At the time of the acquisition, we assumed the Alliance pension plan offered to its current Associates.
The following table presents the components of net periodic benefit cost related to the Alliance Associate Pension Plan measured at January 1, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$10	$10	$30	$30
Interest cost	70	75	208	222
Expected return on plan assets	(150)	(138)	(445)	(410)
Prior service cost amortization	—	—	—	—
Net gain recognition	—	—	—	—
Net periodic benefit	$(70)	$(53)	$(207)	$(158)

During the fourth quarter of 2018, the Company notified the Alliance pension plan participants, the Internal Revenue Service, and the Pension Benefit Guaranty Corporation of its intention to terminate the plan. The Company currently anticipates completing the pension plan termination during the first quarter of 2020. As of September 30, 2019, the valuation of the benefit obligations and estimated future benefit payments did not include termination assumptions.

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

	Three months ended September 30, 2019	Nine months ended September 30, 2019	Three months ended September 30, 2019	Nine months ended September 30, 2019
(Dollars in thousands)	Pension Benefits		Other Postretirement Benefits
Service cost	$—	$—	$23	$53
Interest cost	857	1,999	177	413
Expected return on plan assets	(1,442)	(3,365)	—	—
Prior service cost amortization	—	—	—	—
Net gain recognition	—	—	—	—
Net periodic (benefit) cost	$(585)	$(1,366)	$200	$466

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
There were no unrecognized tax benefits as of September 30, 2019. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2016 through 2018 tax years are subject to examination as of September 30, 2019. We do not expect to record or realize any material unrecognized tax benefits during 2019.
As a result of the adoption of ASU No. 2014-01, Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects, the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $0.9 million and $0.5 million of such amortization has been reflected as income tax expense for the three months ended September 30, 2019 and 2018, respectively, and $2.1 million and $1.4 million of such amortization has been reflected as income tax expense for the nine months ended September 30, 2019 and 2018, respectively .
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the nine months ended September 30, 2019 were $1.9 million, $2.1 million and $0.5 million, respectively. The carrying value of the investment in affordable housing credits is $26.7 million at September 30, 2019, compared to $16.9 million at December 31, 2018.
14. FAIR VALUE DISCLOSURES OF FINANCIAL ASSETS AND LIABILITIES
FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
ASC 820-10, Fair Value Measurement - Overall (ASC 820-10) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:
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

The following tables present financial instruments carried at fair value as of September 30, 2019 and December 31, 2018 by level in the valuation hierarchy (as described above):

	September 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$365,246	$—	$365,246
FNMA MBS	—	1,162,747	—	1,162,747
FHLMC MBS	—	346,755	—	346,755
GNMA MBS	—	34,073	—	34,073
Other assets	—	6,540	—	6,540
Total assets measured at fair value on a recurring basis	$—	$1,915,361	$—	$1,915,361

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$5,974	$—	$5,974

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$70,055	$70,055
Other real estate owned	—	—	3,693	3,693
Loans held for sale	—	67,428	—	67,428
Impaired loans, net	—	—	50,536	50,536
Total assets measured at fair value on a nonrecurring basis	$—	$67,428	$124,284	$191,712

	December 31, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$371,750	$—	$371,750
FNMA MBS	—	644,073	—	644,073
FHLMC MBS	—	153,922	—	153,922
GNMA MBS	—	35,334	—	35,334
Other assets	—	2,098	—	2,098
Total assets measured at fair value on a recurring basis	$—	$1,207,177	$—	$1,207,177

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,493	$—	$3,493

Assets measured at fair value on a nonrecurring basis
Other investments	—	—	37,233	37,233
Other real estate owned	—	—	2,668	2,668
Loans held for sale	—	25,318	—	25,318
Impaired loans, net	—	—	47,094	47,094
Total assets measured at fair value on a nonrecurring basis	$—	$25,318	$86,995	$112,313
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2019.

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
Available-for-sale securities
As of September 30, 2019, securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are $1.9 billion in Federal Agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 because, as with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
Other investments
Other investments includes our equity investments without readily determinable fair values. These investments include, among others, our Visa Class B shares and our investments in Spring EQ and SoFi, all of which are categorized as Level 3. Our Visa Class B ownership includes shares acquired at no cost from our prior participation in Visa’s network while Visa operated as a cooperative as well as shares subsequently acquired through private transactions and auctions.
Our equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period. As a result of our adoption of ASU 2016-01 and observable market transactions, we recorded unrealized gains on our investments in Visa Class B shares and Spring EQ of $26.2 million during the nine months ended September 30, 2019 as compared to $18.6 million during the nine months ended September 30, 2018.
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
The gross amount of impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans was $55.0 million and $49.4 million at September 30, 2019 and December 31, 2018, respectively. The valuation allowance on impaired loans was $4.5 million as of September 30, 2019 and $2.3 million as of December 31, 2018.

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
Other investments
Other investments includes our equity investments without readily determinable fair values (see discussion in “Fair Value of Financial Assets and Liabilities” section above).
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
The book value and estimated fair value of our financial instruments are as follows:

		September 30, 2019		December 31, 2018
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$580,299	$580,299	$620,757	$620,757
Investment securities available for sale	See previous table	1,908,821	1,908,821	1,205,079	1,205,079
Investment securities held to maturity	Level 2	134,961	138,262	149,950	149,431
Other investments	Level 3	70,055	70,055	37,233	37,233
Loans, held for sale	Level 2	67,428	67,428	25,318	25,318
Loans, net(1)(2)	Level 3	8,430,176	8,530,619	4,816,825	4,772,377
Impaired loans, net	Level 3	50,536	50,536	47,094	47,094
Stock in FHLB of Pittsburgh	Level 2	22,630	22,630	19,259	19,259
Accrued interest receivable	Level 2	38,771	38,771	22,001	22,001
Other assets	Level 2	6,540	6,540	2,098	2,098
Financial liabilities:
Deposits	Level 2	9,533,193	9,835,611	5,640,431	5,597,227
Borrowed funds	Level 2	554,783	555,555	699,788	694,526
Standby letters of credit	Level 3	461	461	495	495
Accrued interest payable	Level 2	9,481	9,481	1,900	1,900
Other liabilities	Level 2	5,974	5,974	3,493	3,493
 (1) Excludes impaired loans, net.
 (2) Includes reverse mortgage loans.
At September 30, 2019 and December 31, 2018 we had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of our derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of September 30, 2019.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	3	$75,000	Other liabilities	$(591)
Total		$75,000		$(591)
Derivatives not designated as hedging instruments:
Interest rate products		$80,405	Other assets	$4,085
Interest rate products		80,405	Other liabilities	(5,029)
Risk participation agreements		5,402	Other liabilities	(10)
Interest rate lock commitments with customers		117,744	Other assets	1,940
Interest rate lock commitments with customers		23,043	Other liabilities	(130)
Forward sale commitments		66,979	Other assets	515
Forward sale commitments		76,733	Other liabilities	(214)
Total		$450,711		$1,157
Total derivatives		$525,711		$566

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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the nine months ended September 30, 2019, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest income as interest payments are received on our variable-rate pooled loans. During the next twelve months, we estimate that $0.4 million will be reclassified as an increase to interest income. During the nine months ended September 30, 2019, $1.1 million was reclassified into interest income.
We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of one month (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of September 30, 2019, we had three outstanding interest rate derivatives with an aggregate notional amount of $75 million that were designated as cash flow hedges of interest rate risk.
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2019 and September 30, 2018.

	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) or Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Interest Rate Products	$(368)	$109	$(2,005)	$(1,119)	Interest income
Total	$(368)	$109	$(2,005)	$(1,119)

	Amount of Gain or (Loss) Recognized in Income		Amount of Gain or (Loss) Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as a Hedging Instrument	2019	2018	2019	2018
Interest Rate Lock Commitments	$322	$192	$1,496	$(104)	Mortgage banking activities, net
Forward Sale Commitments	(481)	$(176)	(1,203)	$(508)	Mortgage banking activities, net
Total	$(159)	$16	$293	$(612)

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
As of September 30, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.7 million. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $5.6 million against our obligations under these agreements. If we had breached any of these provisions at September 30, 2019, we could have been required to settle our obligations under the agreements at the termination value.

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

The following tables show segment results for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$138,585	$—	$2,677	$141,262	$72,836	$—	$2,579	$75,415
Noninterest income	38,563	13,067	10,716	62,346	18,524	13,026	10,351	41,901
Total external customer revenues	177,148	13,067	13,393	203,608	91,360	13,026	12,930	117,316
Inter-segment revenues:
Interest income	2,855	—	5,592	8,447	4,002	—	3,020	7,022
Noninterest income	2,483	257	320	3,060	2,122	200	36	2,358
Total inter-segment revenues	5,338	257	5,912	11,507	6,124	200	3,056	9,380
Total revenue	182,486	13,324	19,305	215,115	97,484	13,226	15,986	126,696
External customer expenses:
Interest expense	19,056	—	1,373	20,429	11,461	—	857	12,318
Noninterest expenses	93,146	9,132	7,283	109,561	44,922	8,133	(601)	52,454
Provision for loan losses	3,954	—	167	4,121	3,776	—	(60)	3,716
Total external customer expenses	116,156	9,132	8,823	134,111	60,159	8,133	196	68,488
Inter-segment expenses:
Interest expense	5,592	1,730	1,125	8,447	3,020	2,885	1,117	7,022
Noninterest expenses	577	680	1,803	3,060	236	627	1,495	2,358
Total inter-segment expenses	6,169	2,410	2,928	11,507	3,256	3,512	2,612	9,380
Total expenses	122,325	11,542	11,751	145,618	63,415	11,645	2,808	77,868
Income before taxes	$60,161	$1,782	$7,554	$69,497	$34,069	$1,581	$13,178	$48,828
Income tax provision				15,902				9,893
Consolidated net income				53,595				38,935
Net loss attributable to noncontrolling interest				(287)				—
Net income attributable to WSFS				53,882				38,935

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$375,762	$—	$7,980	$383,742	$207,725	$—	$7,454	$215,179
Noninterest income	74,697	38,824	32,818	146,339	57,175	36,707	30,473	124,355
Total external customer revenues	450,459	38,824	40,798	530,081	264,900	36,707	37,927	339,534
Inter-segment revenues:
Interest income	9,992	—	13,649	23,641	10,535	—	8,053	18,588
Noninterest income	6,522	626	717	7,865	6,449	581	107	7,137
Total inter-segment revenues	16,514	626	14,366	31,506	16,984	581	8,160	25,725
Total revenue	466,973	39,450	55,164	561,587	281,884	37,288	46,087	365,259
External customer expenses:
Interest expense	52,474	—	3,889	56,363	31,563	—	1,816	33,379
Noninterest expenses	267,138	26,055	21,808	315,001	126,862	23,357	13,478	163,697
Provision for loan losses	23,479	—	491	23,970	9,721	—	143	9,864
Total external customer expenses	343,091	26,055	26,188	395,334	168,146	23,357	15,437	206,940
Inter-segment expenses:
Interest expense	13,649	6,491	3,501	23,641	8,053	7,460	3,075	18,588
Noninterest expenses	1,343	1,923	4,599	7,865	688	1,936	4,513	7,137
Total inter-segment expenses	14,992	8,414	8,100	31,506	8,741	9,396	7,588	25,725
Total expenses	358,083	34,469	34,288	426,840	176,887	32,753	23,025	232,665
Income before taxes	$108,890	$4,981	$20,876	$134,747	$104,997	$4,535	$23,062	$132,594
Income tax provision				32,253				27,569
Consolidated net income				102,494				105,025
Net loss attributable to noncontrolling interest				(611)				—
Net income attributable to WSFS				103,105				105,025

The following table shows significant components of segment net assets as of September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$255,440	$313,964	$10,895	$580,299	$115,147	$491,863	$13,747	$620,757
Goodwill	452,759	—	20,199	472,958	145,808	—	20,199	166,007
Other segment assets	10,985,960	6,411	227,045	11,219,416	6,225,820	7,743	228,543	6,462,106
Total segment assets	$11,694,159	$320,375	$258,139	$12,272,673	$6,486,775	$499,606	$262,489	$7,248,870
Capital expenditures	$9,160	$1,411	$130	$10,701	$4,779	$375	$344	$5,498

17. INDEMNIFICATIONS AND GUARANTEES
Secondary Market Loan Sales
Given the current interest rate environment and our overall asset and liability management approach, we typically sell newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis, to government sponsored entities (GSEs) such as FHLMC, FNMA, and the FHLB. Loans held for sale are reflected on our unaudited Consolidated Statements of Financial Condition at fair value with changes in the value reflected in our unaudited Consolidated Statements of Income. Gains and losses are recognized at the time of sale. We periodically retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. The mortgage servicing rights are included in our intangible assets in our unaudited Consolidated Statements of Financial Condition. Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that we intend to sell in the secondary market are accounted for as derivatives under ASC 815, Derivatives and Hedging (ASC 815).
We do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There was one repurchase for $0.2 million during the nine months ended September 30, 2019.
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
At September 30, 2019 and December 31, 2018, there were 158 and 136 variable-rate to fixed-rate swap transactions between the third party financial institutions and our customers, respectively. The initial notional aggregate amount was approximately $769.4 million at September 30, 2019 compared to $581.5 million at December 31, 2018. At September 30, 2019, maturities ranged from under 1 year to 15 years. The aggregate market value of these swaps to the customers was a liability of $33.7 million at September 30, 2019 and a liability of $0.3 million at December 31, 2018. At September 30, 2019, 147 swaps, with a liability of $34.7 million, were in paying positions to a third party. We had no reserves for these swap guarantees as of September 30, 2019.

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
Changes to accumulated other comprehensive loss by component are shown, net of taxes, in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Total
Balance, June 30, 2019	$22,244	$602	$659	$(817)	$22,688
Other comprehensive income (loss) before reclassifications	9,268	(1)	(8)	368	9,627
Less: Amounts reclassified from accumulated other comprehensive (loss) income	—	(69)	(27)	—	(96)
Net current-period other comprehensive income (loss)	9,268	(70)	(35)	368	9,531
Balance, September 30, 2019	$31,512	$532	$624	$(449)	$32,219

Balance, June 30, 2018	$(24,186)	$987	$894	$(3,408)	$(25,713)
Other comprehensive (loss) income before reclassifications	(6,042)	—	7	(109)	(6,144)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	—	(107)	(37)	—	(144)
Net current-period other comprehensive (loss) income	(6,042)	(107)	(30)	(109)	(6,288)
Balance, September 30, 2018	$(30,228)	$880	$864	$(3,517)	$(32,001)

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Total
Balance, December 31, 2018	$(14,553)	$779	$834	$(2,454)	$(15,394)
Other comprehensive income (loss) before reclassifications	46,124	(2)	(131)	2,005	47,996
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(59)	(245)	(79)	—	(383)
Net current-period other comprehensive income (loss)	46,065	(247)	(210)	2,005	47,613
Balance, September 30, 2019	$31,512	$532	$624	$(449)	$32,219

Balance, December 31, 2017	$(7,842)	$1,223	$865	$(2,398)	$(8,152)
Other comprehensive (loss) income before reclassifications	(22,370)	—	15	(1,119)	(23,474)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(16)	(343)	(16)	—	(375)
Net current-period other comprehensive (loss) income	(22,386)	(343)	(1)	(1,119)	(23,849)
Balance, September 30, 2018	$(30,228)	$880	$864	$(3,517)	$(32,001)

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the table below:

	Three Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2019	2018
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(91)	$(142)	Interest and dividends on investment securities
Income taxes	22	35	Income tax provision
Net of tax	$(69)	$(107)
Amortization of Defined Benefit Pension items:
Prior service costs (credits) (1)	$(19)	$(19)
Actuarial gains	(16)	(11)
Total before tax	$(35)	$(30)	Salaries, benefits and other compensation
Income taxes	8	(7)	Income tax provision
Net of tax	(27)	(37)
Total reclassifications	$(96)	$(144)

	Nine Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2019	2018
Securities available for sale:
Realized gains on securities transactions	$(78)	$(21)	Securities gains, net
Income taxes	19	5	Income tax provision
Net of tax	$(59)	$(16)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(322)	$(451)	Interest and dividends on investment securities
Income taxes	77	108	Income tax provision
Net of tax	$(245)	$(343)
Amortization of Defined Benefit Pension items:
Prior service costs (credits) (1)	$(57)	$21
Actuarial gains	(47)	(34)
Total before tax	$(104)	$(13)	Salaries, benefits and other compensation
Income taxes	25	(3)	Income tax provision
Net of tax	(79)	(16)
Total reclassifications	$(383)	$(375)
(1)Prior service costs balance for the nine months ended September 30, 2018 includes a tax true-up adjustment of $0.1 million from March 31, 2018. Note that the tax true-up was made to the deferred tax asset with an offset to AOCI and does not affect the actual net periodic benefit costs of the pension plan.

19. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time we enter into transactions with related parties, including, but not limited to, our officers and directors. These transactions are made on substantially the same terms and conditions, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to us. Any related party loans exceeding $0.5 million require review and approval by the Board of Directors. During the three and nine months ended September 30, 2019 there were one and two loans, respectively, to related parties exceeding $0.5 million.

The outstanding balances of loans to related parties at September 30, 2019 and December 31, 2018 were $1.6 million and $1.2 million, respectively. Total deposits from related parties at September 30, 2019 and December 31, 2018 were $7.1 million and $5.4 million, respectively. During the third quarter of 2019, new loans and credit line advances to related parties were $0.6 million and repayments were less than $0.1 million.
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
In March 2017, Nature’s Healing Trust (NHT) filed a complaint against WSFS Bank in the Delaware Court of Chancery. NHT asserts that WSFS Bank failed to provide timely notice concerning the possible lapse of two life settlement policies (aggregate face amount of $6.3 million) held in the trust. NHT asserts claims against WSFS Bank for breach of contract, breach of fiduciary duty, and negligence, and seeks the face value of the policies. WSFS Bank disputes the factual allegations and denies liability. WSFS Bank has, in accordance with its normal procedures, notified its insurance carriers of a possible claim. WSFS Bank is vigorously defending itself in this matter and believes it has valid factual and legal defenses. The case is currently scheduled to go to trial during the first quarter of 2020.
There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). At $12.3 billion in assets and $20.2 billion in assets under management (AUM) and assets under administration (AUA), WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys a broader scope of permissible activities than most other types of financial institutions. A fixture in the community, we have been in operation for more than 187 years. In addition to our focus on stellar customer service, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
We have five consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress) and Christiana Trust Company of Delaware (Christiana Trust DE). We also have one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has four wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), WSFS Investment Group, Inc. (WSFS Wealth Investments), 1832 Holdings, Inc., and WSFS SPE Services, LLC, and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance).
Our core banking business is commercial lending funded primarily by customer-generated deposits. We have built a $6.3 billion commercial loan portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank, and through acquisition. We fund this business primarily with deposits generated through commercial relationships and retail deposits. As of September 30, 2019, we service our customers primarily from 127 offices located in Pennsylvania (56), Delaware (49), New Jersey, (20), Virginia (1) and Nevada (1) and through our website at www.wsfsbank.com. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services through our branches and Pennsylvania-based WSFS Mortgage. WSFS Mortgage is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions.
Our leasing business is conducted by NewLane Finance (formerly Neumann Finance Company). During the third quarter of 2019, the leasing operations of NewLane Finance and BEFC were combined and all new leases are now originated at NewLane Finance. NewLane Finance originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas.
Our Cash Connect® segment is a premier U.S. provider of ATM vault cash, smart safe and other cash logistics services in the U.S. Cash Connect® manages over $1.1 billion in total cash and services over 27,400 non-bank ATMs and approximately 2,900 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering, armored carrier management, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates 477 ATMs for the Bank, which has one of the largest branded ATM networks in our market.
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

Our Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Combined, these businesses had $20.2 billion of assets under management (AUM) and assets under administration (AUA) at September 30, 2019. WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The institutional trust division of WSFS (doing business as WSFS Institutional Services) provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. The personal trust division of WSFS (doing business as Christiana Trust) provides personal trust and fiduciary services to families and individuals. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.
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
During the third quarter, we completed the systems integration and rebranding of Beneficial Bank, and all Beneficial Bank accounts have successfully converted to WSFS Bank accounts. Most of the consolidations from the branch optimization plan were completed during the conversion and rebranding of the remaining Beneficial banking offices. All legacy Beneficial customers have full access to WSFS services and solutions, including more than 90 retail banking offices across Delaware, the City of Philadelphia, southeastern Pennsylvania, and southern New Jersey, and a network of nearly 500 WSFS ATMs.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Total assets increased $5.0 billion to $12.3 billion at September 30, 2019 compared to December 31, 2018. Net loans, excluding loans held for sale, increased $3.6 billion which includes $3.5 billion of loans acquired from Beneficial (balance as of September 30, 2019). Excluding loans acquired from Beneficial, loans increased $167.6 million, reflecting increases of $66.5 million in consumer loans, $64.2 million in commercial and industrial (C&I loans), $57.8 million in residential mortgages, and $29.2 million in commercial small business leases, partially offset by decreases of $38.9 million in commercial real estate loans and $11.2 million in construction loans. Investment securities increased $688.8 million during the nine months ended September 30, 2019, primarily the result of our ongoing balance sheet optimization related to our acquisition of Beneficial. Goodwill and intangible assets increased $385.8 million during the nine months ended September 30, 2019, due to our acquisition of Beneficial. Other assets increased $192.3 million during the nine months ended September 30, 2019, primarily due to a $166.0 million right-of-use asset recorded due to the adoption of ASU 2016-02, Leases. Additionally, Other investments increased $32.8 million during the nine months ended September 30, 2019, primarily due to unrealized gains of $26.2 million on our Visa Class B shares and our investment in Spring EQ, in addition to equity investments acquired from Beneficial. Bank Owned Life Insurance (BOLI) increased $24.4 million during the nine months ended September 30, 2019, primarily reflecting the value of retained split-dollar BOLI policies acquired from Beneficial. These increases were partially offset by a decrease of $40.5 million in cash and cash equivalents, which primarily reflected a decline of $162.1 million from improved cash optimization at Cash Connect® due to utilizing external funding sources to support the bailment, cash management and smart safe lines of business. The decrease due to cash optimization was partially offset by an increase of $70.9 million and $26.7 million of cash held with the Federal Reserve and from Beneficial, respectively.
Total liabilities increased $4.0 billion to $10.4 billion during the nine months ended September 30, 2019. Customer funding increased $3.8 billion during the nine months ended September 30, 2019, which includes $3.3 billion of customer funding acquired from Beneficial (balance as of September 30, 2019). Excluding the customer funding acquired from Beneficial, customer deposits increased $524.2 million, primarily reflecting increases of $400.2 million in no- and low-cost checking deposit accounts, $59.9 million in money market accounts, and $20.4 million in savings deposits. In addition, other liabilities increased $232.9 million during the nine months ended September 30, 2019, primarily due to a $181.0 million lease liability recorded due to the adoption of ASU 2016-02, Leases. Partially offsetting these increases during the nine months ended September 30, 2019 was a decrease in brokered deposits of $165.3 million, excluding $209.8 million in brokered deposits acquired from Beneficial. Federal funds purchased decreased $158.0 million during the nine months ended September 30, 2019 due to our ongoing balance sheet optimization related to our acquisition of Beneficial.
For further information, see the Notes to the unaudited Consolidated Financial Statements.
Capital Resources
Share Repurchases: During the nine months ended September 30, 2019, WSFS repurchased 1,230,640 shares of common stock at an average price of $42.20 per share as part of our share buyback program approved by the Board of Directors in the fourth quarter of 2018. WSFS has 1,906,338 shares, or 4% of outstanding shares, remaining to repurchase under this authorization. We continue to execute the Board-approved share buyback plan, including opportunistically repurchasing shares, based on current valuation levels, above our stated practice of returning a minimum of 25% of annual net income to stockholders through dividends and share repurchases.
In the first quarter of 2019, we repurchased $5.8 million of common stock in connection with the settlement of outstanding stock based compensation awards held by Beneficial Associates at closing.
Stockholders’ equity increased $1.0 billion between December 31, 2018 and September 30, 2019. This increase was primarily due to our acquisition of Beneficial, but also reflects $103.1 million of income attributable to WSFS and $46.1 million from the effect of market-value changes on available-for-sale securities, partially offset by the payment of dividends on our common stock of $16.2 million and $57.7 million for share repurchases, described above, for the nine months ended September 30, 2019.

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of September 30, 2019:

	Consolidated Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$1,368,610	13.50%	$810,887	8.00%	$1,013,609	10.00%
WSFS Financial Corporation	1,392,133	13.72%	811,538	8.00%	1,014,423	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,319,095	13.01%	608,165	6.00%	810,887	8.00%
WSFS Financial Corporation	1,342,618	13.24%	608,654	6.00%	811,538	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,319,095	13.01%	456,124	4.50%	658,846	6.50%
WSFS Financial Corporation	1,277,618	12.59%	456,490	4.50%	659,375	6.50%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,319,095	11.13%	473,964	4.00%	592,455	5.00%
WSFS Financial Corporation	1,342,618	11.34%	473,724	4.00%	592,155	5.00%
Book value per share of common stock was $35.41 at September 30, 2019, an increase of $9.24, or 35% from $26.17 at December 31, 2018. Tangible book value per share of common stock (a non-GAAP financial measure) was $24.50 at September 30, 2019, an increase of $4.26, or 21%, from $20.24 at December 31, 2018. We believe tangible common book value per share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP data should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible common book value per share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."
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
Not included in the Bank’s capital, the Company separately held $130.9 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
As shown in the table above, as of September 30, 2019, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.

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
During the nine months ended September 30, 2019, cash and cash equivalents decreased $40.5 million to $580.3 million from $620.8 million as of December 31, 2018. Cash provided by operating activities was $75.0 million, primarily reflecting the cash impact of earnings offset by a $53.4 million increase in net activity for loans held for sale during the nine months ended September 30, 2019. Cash provided by investing activities was $260.6 million, which included proceeds of $602.5 million from sales of securities (including $578.8 million from sales of securities acquired from Beneficial), $125.5 million from reduced lending activity, $76.1 million in net cash acquired from Beneficial, $59.7 million received from the surrender of the majority of BOLI policies acquired from Beneficial and $19.8 million from net redemptions of FHLB stock. These proceeds were primarily offset by $629.4 million used for net purchases of investment securities as part of our balance sheet optimization. Cash used for financing activities was $376.1 million, primarily due to a $188.1 million net decrease in deposits, $158.0 million for repayment of federal funds purchased, and $57.7 million for repurchases of common stock, which includes $5.8 million of common stock repurchased in connection with the settlement of outstanding stock based compensation awards held by Beneficial Associates at closing. See Note 3 to the unaudited Consolidated Financial Statements for further information.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Nonaccruing loans:
Commercial and industrial	$21,007	$14,056
Owner-occupied commercial	9,263	4,406
Commercial mortgages	2,197	3,951
Construction	—	2,781
Residential mortgages	4,152	2,854
Consumer	1,799	2,006
Total nonaccruing loans	38,418	30,054
Other real estate owned	3,693	2,668
Restructured loans(1)	14,125	14,953
Total nonperforming assets	$56,236	$47,675
Past due loans:
Commercial	$1,517	$71
Residential mortgages	248	660
Consumer (2)	11,944	104
Total past due loans	$13,709	$835
Ratio of allowance for loan losses to total gross loans (3)	0.56%	0.81%
Ratio of allowance for loan losses to total gross loans (excluding acquired loans)	1.00	0.89
Ratio of nonaccruing loans to total gross loans (3)	0.45	0.62
Ratio of nonperforming assets to total assets	0.46	0.66
Ratio of allowance for loan losses to nonaccruing loans	124	132
Ratio of allowance for loan losses to total nonperforming assets(4)	85	83
(1)Accruing loans only, which includes acquired nonimpaired loans. Nonaccruing Troubled Debt Restructurings (TDRs) are included in their respective categories of nonaccruing loans.
(2)Includes U.S. government guaranteed student loans with little risk of credit loss
(3)Total loans exclude loans held for sale and reverse mortgages.
(4)Excludes acquired impaired loans.
Nonperforming assets increased $8.6 million between December 31, 2018 and September 30, 2019. This increase included an $8.4 million increase in nonaccruing loans, primarily due to the following that occurred during the second quarter of 2019: (i) one $20.2 million C&I relationship that was moved to nonperforming status, partially offset by (ii) two legacy WSFS C&I loans, previously classified as nonperforming, that experienced significant credit events, which resulted in higher levels of provision for loan losses and concurrent charge-offs. Restructured loans at September 30, 2019 were essentially flat as compared to December 31, 2018. The ratio of nonperforming assets to total assets improved from 0.66% at December 31, 2018 to 0.46% at September 30, 2019, primarily due to the larger combined balance sheet.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Beginning balance	$47,675	$59,000
Additions	46,879	23,269
Collections	(20,491)	(18,531)
Transfers to accrual	(1,240)	(9)
Charge-offs	(16,587)	(9,845)
Ending balance	$56,236	$53,884
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

INTEREST RATE SENSITIVITY

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At September 30, 2019, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $347 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 91.64% at September 30, 2019 compared with 98.67% at December 31, 2018. Likewise, the one-year interest-sensitive gap as a percentage of total assets was (3.38)% at September 30, 2019 compared with (0.57)% at December 31, 2018. The lower one-year interest-sensitive gap along with a more neutral net interest margin resulted from the acquisition of Beneficial.

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

The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	5.5%	18.33%	8.0%	16.93%
+200	3.8%	18.60%	5.0%	17.19%
+100	2.0%	18.73%	3.0%	17.26%
+50	1.0%	18.66%	1.3%	17.25%
+25	0.5%	18.61%	0.7%	17.24%
—	—%	18.54%	—%	17.21%
-25	(0.5)%	18.45%	(0.7)%	17.16%
-50	(0.9)%	18.36%	(1.5)%	17.09%
-100	(2.0)%	18.08%	(4.0)%	16.82%
-200	(4.5)%	18.00%	(9.0)%	15.87%
-300(3)	NMF	NMF	NMF	NMF
(1)The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)Sensitivity indicated by a decrease of 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates in the periods presented.
We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

RESULTS OF OPERATIONS
Three months ended September 30, 2019: For the three months ended September 30, 2019, net income was $53.9 million compared with $38.9 million for the three months ended September 30, 2018. Net interest income increased $57.7 million during the three months ended September 30, 2019 compared to three months ended September 30, 2018, primarily due to the acquisition of Beneficial and improved positioning in the higher short-term interest rate environment over the last year. See “Net Interest Income” for further information. Noninterest income for the three months ended September 30, 2019 increased $20.4 million compared to the three months ended September 30, 2018, primarily due to an increase in realized/unrealized gains of $14.3 million on our investments in Visa Class B shares and growth across most of our business lines. See “Noninterest (Fee) Income” for further information. Noninterest expense increased $57.1 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to $18.3 million of higher employee-related costs, $15.3 million in other operating costs (which includes occupancy, equipment, data processing and operations expenses) to support organic and merger-related growth, $15.1 million of net corporate development and restructuring costs related to our acquisition of Beneficial, and a $7.9 million increase due to an insurance recovery of legal settlement payments that occurred during the third quarter of 2018. See “Noninterest Expense” for further information.
Nine months ended September 30, 2019: For the nine months ended September 30, 2019, net income was $103.1 million compared with $105.0 million for the nine months ended September 30, 2018, a decrease of $1.9 million. Net interest income increased $145.6 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the acquisition of Beneficial, as well as improved positioning in the higher short-term interest rate environment over the last year, pricing discipline, and loan growth. See “Net Interest Income” for further information. Noninterest income for the nine months ended September 30, 2019 increased $22.0 million in comparison with the nine months ended September 30, 2018, reflecting growth across most of our business lines and an increase of $3.8 million in the amount of realized/unrealized gains on our investments in Visa Class B shares and Spring EQ for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. See “Noninterest (Fee) Income” for further information. Noninterest expense increased $151.3 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to $61.4 million of net corporate development and restructuring costs related to our acquisition of Beneficial, $42.2 million of employee-related costs, $34.3 million in other operating costs (which includes occupancy, equipment, data processing and operations expenses) to support organic and merger-related growth, and a $7.9 million increase due to an insurance recovery of legal settlement payments as described in the previous paragraph. See “Noninterest Expense” for further information.

Net Interest Income
The following table provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial real estate loans	$2,783,199	$37,492	5.34%	$1,453,110	$19,833	5.41%
Residential real estate loans	1,069,495	14,580	5.45	228,256	3,722	6.52
Commercial loans	3,548,597	55,903	6.26	2,594,124	34,463	5.29
Consumer loans	1,135,575	16,286	5.69	638,849	8,753	5.44
Loans held for sale	50,465	539	4.24	27,503	393	5.67
Total loans	8,587,331	124,800	5.77	4,941,842	67,164	5.40
Mortgage-backed securities(3)	1,833,267	12,989	2.83	970,501	6,662	2.75
Investment securities(3)	137,497	968	3.35	153,718	1,079	3.36
Other interest-earning assets	423,470	2,505	2.35	62,145	510	3.26
Total interest-earning assets	10,981,565	141,262	5.11%	6,128,206	75,415	4.90%
Allowance for loan losses	(46,773)			(42,074)
Cash and due from banks	115,506			94,959
Cash in non-owned ATMs	313,456			546,464
Bank-owned life insurance	30,558			6,347
Other noninterest-earning assets	1,024,108			346,743
Total assets	$12,418,420			$7,080,645
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,055,497	$2,490	0.48%	$977,915	$1,126	0.46%
Money market	1,966,545	5,034	1.02	1,498,437	2,667	0.71
Savings	1,579,463	2,068	0.52	550,146	257	0.19
Customer time deposits	1,371,744	5,452	1.58	701,897	2,393	1.35
Total interest-bearing customer deposits	6,973,249	15,044	0.86	3,728,395	6,443	0.69
Brokered certificates of deposit	294,485	1,807	2.43	319,456	1,534	1.91
Total interest-bearing deposits	7,267,734	16,851	0.92	4,047,851	7,977	0.78
Federal Home Loan Bank advances	187,721	1,099	2.32	381,386	2,097	2.18
Trust preferred borrowings	67,011	693	4.10	67,011	677	4.01
Senior debt	98,519	1,179	4.79	98,301	1,179	4.80
Other borrowed funds(4)	127,850	607	1.88	114,427	388	1.35
Total interest-bearing liabilities	7,748,835	20,429	1.05%	4,708,976	12,318	1.04%
Noninterest-bearing demand deposits	2,503,816			1,507,434
Other noninterest-bearing liabilities	323,350			82,135
Stockholders’ equity	1,842,759			782,100
Noncontrolling interest	(340)			—
Total liabilities and stockholders’ equity	$12,418,420			$7,080,645
Excess of interest-earning assets over interest-bearing liabilities	$3,232,730			$1,419,230
Net interest and dividend income		$120,833			$63,097
Interest rate spread			4.06%			3.86%
Net interest margin			4.38%			4.11%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available for sale at fair value.
(4)Includes federal funds purchased.

	Nine months ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial real estate loans	$2,539,752	$111,470	5.87%	$1,443,657	$57,392	5.32%
Residential real estate loans	902,162	37,538	5.55	238,356	11,070	6.19
Commercial loans	3,327,414	146,935	5.92	2,577,153	99,047	5.15
Consumer loans	1,035,907	43,711	5.64	604,411	23,681	5.24
Loans held for sale	36,335	1,264	4.65	22,556	881	5.22
Total loans	7,841,570	340,918	5.82	4,886,133	192,071	5.26
Mortgage-backed securities(3)	1,642,787	35,684	2.90	916,068	18,251	2.66
Investment securities(3)	144,187	3,042	3.38	157,484	3,307	3.41
Other interest-earning assets	198,471	4,098	2.76	40,828	1,550	5.08
Total interest-earning assets	9,827,015	383,742	5.23%	6,000,513	215,179	4.82%
Allowance for loan losses	(44,665)			(41,742)
Cash and due from banks	111,979			113,992
Cash in non-owned ATMs	368,160			533,307
Bank-owned life insurance	40,633			32,747
Other noninterest-earning assets	922,557			346,026
Total assets	$11,225,679			$6,984,843
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$1,825,112	$6,389	0.47%	$982,295	$2,863	0.39%
Money market	1,851,067	13,806	1.00	1,425,725	6,079	0.57
Savings	1,397,124	4,949	0.47	556,779	771	0.19
Customer time deposits	1,275,118	13,815	1.45	660,882	6,068	1.23
Total interest-bearing customer deposits	6,348,421	38,959	0.82	3,625,681	15,781	0.58
Brokered certificates of deposit	272,187	4,957	2.43	297,339	3,804	1.71
Total interest-bearing deposits	6,620,608	43,916	0.89	3,923,020	19,585	0.67
Federal Home Loan Bank advances	241,152	4,495	2.49	498,809	7,096	1.90
Trust preferred borrowings	67,011	2,136	4.26	67,011	1,871	3.73
Senior debt	98,465	3,538	4.79	98,247	3,538	4.80
Other borrowed funds(4)	154,169	2,278	1.98	132,362	1,289	1.30
Total interest-bearing liabilities	7,181,405	56,363	1.05%	4,719,449	33,379	0.95%
Noninterest-bearing demand deposits	2,135,702			1,426,830
Other noninterest-bearing liabilities	300,378			83,281
Stockholders’ equity	1,608,375			755,283
Noncontrolling interest	(181)			—
Total liabilities and stockholders’ equity	$11,225,679			$6,984,843
Excess of interest-earning assets over interest-bearing liabilities	$2,645,610			$1,281,064
Net interest and dividend income		$327,379			$181,800
Interest rate spread			4.18%			3.87%
Net interest margin			4.47%			4.07%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available for sale at fair value.
(4)Includes federal funds purchased.

Three months ended September 30, 2019: During the three months ended September 30, 2019, net interest income increased $57.7 million from the three months ended September 30, 2018. Net interest margin was 4.38% for the third quarter of 2019, a 27 basis points increase compared to 4.11% for the third quarter of 2018. This increase includes approximately 40 basis points of higher purchase accounting accretion, partially offset by approximately 7 basis points of expected margin compression due to Beneficial's lower-margin balance sheet and approximately 6 basis points from a $2.0 billion short-term institutional trust deposit, which was withdrawn as expected during the quarter.
Nine months ended September 30, 2019: During the nine months ended September 30, 2019, net interest income increased $145.6 million from the nine months ended September 30, 2018. Net interest margin was 4.47% for the nine months ended September 30, 2019, a 40 basis points increase compared to 4.07% for the nine months ended September 30, 2018. This increase includes approximately 36 basis points of higher purchase accounting accretion and 5 basis points due to improved positioning in the higher short-term interest rate environment over the last year and our balance sheet optimization, partially offset by approximately 1 basis point from the $2.0 billion short-term institutional trust deposit noted above.
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
The provision for loan losses was $4.1 million for the three months ended September 30, 2019 compared to $3.7 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the provision for loan losses increased $14.1 million to $24.0 million, from the same periods in 2018, primarily due to two legacy WSFS C&I loans, previously classified as nonperforming, that experienced significant credit events in the second quarter of 2019 resulting in higher levels of provision for loan losses and charge-offs.
The allowance for loan losses was $47.7 million at September 30, 2019 and $39.5 million at December 31, 2018. The ratio of allowance for loan losses to total gross loans was 0.56% at September 30, 2019 and 0.81% at December 31, 2018. Excluding the impact of all purchased loans, this ratio would have been 1.00% and 0.89% at September 30, 2019 and December 31, 2018, respectively. The ratio of net charge-offs to average gross loans net of unearned income, which excludes loans held for sale and reverse mortgages, was 0.27% (annualized) and 0.29% at September 30, 2019 and December 31, 2018, respectively. The ALLL was 124% of nonaccruing loans at September 30, 2019, compared to 114% at September 30, 2018. See Note 8 to the unaudited Consolidated Financial Statements for further information.
Noninterest (Fee) Income
Three months ended September 30, 2019: During the three months ended September 30, 2019, noninterest (fee) income was $62.3 million, an increase of $20.4 million compared to $41.9 million during the three months ended September 30, 2018, and includes an increase of $14.3 million in the amount of realized/unrealized gain on equity investments. Excluding this increase, noninterest income increased $6.1 million primarily due to increases of $1.9 million from credit/debit card and ATM income, primarily from higher interchange income and the impact of the Beneficial acquisition, $1.6 million in mortgage banking activities, and $1.5 million in deposit service charges, primarily due to our acquisition of Beneficial.
Nine months ended September 30, 2019: For the nine months ended September 30, 2019, noninterest (fee) income was $146.3 million, an increase of $22.0 million from $124.4 million for the nine months ended September 30, 2018, and includes an increase of $3.8 million in realized/unrealized gains on our equity investments. Excluding this increase, noninterest income increased $18.2 million for the nine months ended September 30, 2019, primarily due to increases of $6.6 million in credit/debit card and ATM income, reflecting growth due to expanded revenue sources in our Cash Connect® business, higher interchange income, and the impact of the Beneficial acquisition, $3.2 million in mortgage banking activities, $3.0 million in deposit service charges, which reflects the impact of our acquisition of Beneficial, and $2.8 million in other non-interest income, primarily due to continued growth in the bailment, cash management and smart safe in our Cash Connect® business, and income related to a non-recurring transfer of client accounts to a departing Wealth investment adviser, in accordance with the buy-out provisions of the adviser's contract received during the first quarter of 2019.
For further information, see Note 4 to the unaudited Consolidated Financial Statements.

Noninterest Expense
Three months ended September 30, 2019: Noninterest expense for the three months ended September 30, 2019 was $109.6 million, an increase of $57.1 million from $52.5 million for the three months ended September 30, 2018. This increase includes $15.1 million of net corporate development and restructuring costs related to our acquisition of Beneficial, and a $7.9 million insurance recovery of legal settlement payments that occurred during the third quarter of 2018. Excluding these costs, noninterest expense for the three months ended September 30, 2019 increased $34.1 million compared to the three months ended September 30, 2018, which was primarily due to increases of $18.3 million in salaries, benefits and other compensation, and $15.3 million of higher operating costs and occupancy costs, all supporting growth in our balance sheet and fee-based businesses and also reflects the impact of the Beneficial acquisition.
Nine months ended September 30, 2019: Noninterest expense for the nine months ended September 30, 2019 was $315.0 million, an increase of $151.3 million from $163.7 million during the nine months ended September 30, 2018. This increase includes $61.4 million of net corporate development and restructuring costs related to our acquisition of Beneficial, and the $7.9 million insurance recovery as noted above. Excluding these costs, noninterest expense for the nine months ended September 30, 2019 increased $81.9 million, compared with the nine months ended September 30, 2018, which was primarily due to increases of $42.2 million in salaries, benefits and other compensation costs, and $34.3 million of higher operating costs and occupancy costs, both due to the costs to support overall franchise growth and the impact of the Beneficial acquisition.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $15.9 million and $32.3 million during the three and nine months ended September 30, 2019, respectively compared to income tax expense of $9.9 million and $27.6 million for the same periods in 2018.
Our effective tax rate was 22.9% and 23.9% for the three and nine months ended September 30, 2019, compared to 20.3% and 20.8% during the same periods in 2018. The effective tax rate for the nine months ended September 30, 2019 increased primarily due to non-deductible expenses associated with the acquisition of Beneficial. Nondeductible acquisition costs of $8.2 million were recognized during the nine months ended September 30, 2019 whereas none were incurred in the comparable period in 2018. Further, the tax benefit related to stock-based compensation activity during the nine months ended September 30, 2019 pursuant to ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation (Topic 718), decreased compared to the prior year. The tax benefit recognized during the three and nine months ended September 30, 2019 were $0.7 million and $1.9 million, respectively, compared to $1.2 million and $3.3 million for the comparable period in 2018.
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
Contractual Obligations
Our contractual obligations at September 30, 2019 did not significantly change from our contractual obligations at March 31, 2019, which are disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

RECONCILIATION OF NON-GAAP MEASURE TO GAAP MEASURE
The following table provides a reconciliation of tangible common book value per share of common stock to book value per share of common stock, the most directly comparable GAAP financial measure. We believe this measure helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.

(Dollars and share amounts in thousands, except per share amounts)	September 30, 2019	December 31, 2018
Stockholders’ equity	$1,856,992	$820,920
Less: Goodwill and other intangible assets	571,850	186,023
Tangible common equity (numerator)	$1,285,142	$634,897
Shares of common stock outstanding (denominator)	52,445	31,374
Book value per share of common stock	$35.41	$26.17
Goodwill and other intangible assets	10.91	5.93
Tangible book value per share of common stock	$24.50	$20.24

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

RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at September 30, 2019 did not significantly change from our recent regulatory developments at June 30, 2019, which are disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Incorporated herein by reference from Item 2 Part I (Interest Rate Sensitivity) of this Quarterly Report on Form 10-Q.
Item 4.  Controls and Procedures

(a)Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)Changes in internal control over financial reporting. During the three months ended September 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2019.
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

2019	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	144,300	$41.80	144,300	2,721,338
August	475,000	41.50	475,000	2,246,338
September	340,000	43.72	340,000	1,906,338
Total	959,300	42.33	959,300

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6.  Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Reorganization, dated as of August 7, 2018, as amended on November 1, 2018, by and between WSFS Financial Corporation and Beneficial Bancorp, Inc. is incorporated herein by reference to Exhibit 2.01 of the Registrant’s Form S-4/A filed on November 2, 2018. *
3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2011.
3.2	Certificate of Amendment, dated May 1, 2015, to the Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 5, 2015.
3.3	Certificate of Amendment, dated April 30, 2019, to the Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 30, 2019.
3.4	Amended and Restated Bylaws of WSFS Financial Corporation is incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on November 21, 2014.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 8, 2019, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: November 8, 2019	/s/ Rodger Levenson
Rodger Levenson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)