Form 10-K
period 2019-12-31
WSFS FINANCIAL CORP
filed 2020-03-02
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-35638
WSFS FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2866913
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Delaware Avenue, Wilmington, Delaware	19801
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (302) 792-6000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	WSFS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on Nasdaq as of June 30, 2019, was $2,168,596,590. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the registrant's outstanding common stock.
As of February 21, 2020, there were issued and outstanding 51,056,811 shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2020 are incorporated by reference in Part III hereof.

WSFS FINANCIAL CORPORATION

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, and exhibits thereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which the Company operates and in which its loans are concentrated, including declines in housing markets, an increase in unemployment levels and slowdowns in economic growth;
•the Company’s level of nonperforming assets and the costs associated with resolving problem loans including litigation and other costs;
•possible additional loan losses and impairment of the collectability of loans;
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
•the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Economic Growth, Regulatory Relief, and Consumer Protection Act (which amended the Dodd-Frank Act), and the rules and regulations issued in accordance therewith and potential expenses associated with complying with such regulations;
•the Company’s ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards and the effect of our transition to the Current Expected Credit Losses (CECL) methodology for allowances and related adjustments), including our ability to generate liquidity internally or raise capital on favorable terms;
•possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations;
•any impairments of the Company’s goodwill or other intangible assets;
•conditions in the financial markets that may limit the Company’s access to additional funding to meet its liquidity needs;
•the intention of the United Kingdom’s Financial Conduct Authority (FCA) to cease support of London Inter-Bank Offered Rate (LIBOR) and the transition to an alternative reference interest rate;
•the success of the Company's growth plans, including our plans to grow the commercial small business leasing portfolio and residential mortgage, small business and Small Business Administration (SBA) portfolios following our acquisition of Beneficial Bancorp, Inc. (Beneficial);
•the successful integration of acquisitions;
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
•our reliance on third parties for certain important functions, including the operation of our core systems;
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
•litigation and other risks and uncertainties, including those discussed in other documents filed by the Company with the Securities and Exchange Commission (SEC) from time to time; and
•any reputation, credit, interest rate, market, operational, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above.
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

PART I
ITEM 1. BUSINESS
OUR BUSINESS
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company's subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $12.3 billion in assets and $20.7 billion in assets under management (AUM) and assets under administration (AUA) at December 31, 2019, WSFS Bank is the largest locally-headquartered community bank in the Delaware and greater Philadelphia region. As a federal savings bank, which was formerly chartered as a state mutual savings bank, WSFS Bank enjoys broader fiduciary powers than most other financial institutions. A fixture in the community, WSFS Bank has been in operation for more than 188 years. In addition to its focus on stellar customer experiences, WSFS Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
Our banking business had a total loan portfolio of $8.5 billion, which is primarily commercial lending funded by customer-generated deposits. We have built a $6.3 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits, as well as through our digital banking platforms.
We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches, and mortgage and title services through those branches and through WSFS Mortgage. WSFS Mortgage is a mortgage banking company and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.
Our leasing business is conducted by NewLane Finance Company (NewLane Finance), which was formerly Neumann Finance Company. During the third quarter of 2019, the leasing operations of NewLane Finance and Beneficial Equipment Finance Corporation (BEFC) were combined and all new leases are now originated at NewLane Finance. NewLane Finance originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services in the U.S. Cash Connect® manages $1.4 billion in total cash and services approximately 27,900 non-bank ATMs and approximately 3,200 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates 473 branded ATMs for WSFS Bank, which has one of the largest branded ATM networks in our market.
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Combined, these businesses had $20.7 billion of AUM and AUA at December 31, 2019. WSFS Wealth Investments provides financial advisory services. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high net worth individuals. The trust division of WSFS Bank (doing business as WSFS Institutional Services) provides personal trust and fiduciary services, as well as, trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management provides comprehensive solutions to high net worth clients by delivering credit and deposit products as well as partnering with other wealth management units.
As of December 31, 2019, we service our customers primarily from our 118 offices located in Pennsylvania (55), Delaware (45), New Jersey (16), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile app.

Subsidiaries
The Company has five consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress) and Christiana Trust Company of Delaware (Christiana Trust DE).
WSFS Bank has four wholly owned subsidiaries: BEFC, WSFS Investment Group, Inc. (WSFS Wealth Investments), 1832 Holdings, Inc. and WSFS SPE Services, LLC. WSFS Wealth Investments markets various third-party investment and insurance products such as single-premium annuities, whole life policies and securities, primarily through our retail banking system and directly to the public. 1832 Holdings, Inc. was formed to hold certain debt and equity investment securities. WSFS Bank has one majority-owned subsidiary, NewLane Finance, as previously mentioned in "Our Business."
WSFS has one unconsolidated subsidiary, WSFS Capital Trust III (the Trust), which was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities.
Segment Information
For financial reporting purposes, our business has three segments: WSFS Bank, Cash Connect® and Wealth Management. The WSFS Bank segment provides loans and leases and other financial products to commercial and retail customers. Cash Connect® provides ATM vault cash, smart safe and other cash logistics services in the U.S through strategic partnerships with several of the largest network, manufacturers and service providers in the cash logistics industry. The Wealth Management segment provides a broad array of planning and advisor services, investment management, trust services, and credit and deposit products to individuals, corporate and institutional clients.
For segment financial information for the years ended December 31, 2019, 2018 and 2017, see Note 22 to the Consolidated Financial Statements in this report.
Recent Developments
During the first quarter of 2019, we acquired Beneficial, including its subsidiary Beneficial Bank. Subject to the terms and conditions of the merger agreement, stockholders of Beneficial received 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock. See Note 3 to the Consolidated Financial Statements for further information.
During the second quarter of 2019, we completed the sale of five Beneficial Bank retail banking offices in New Jersey, with approximately $177.9 million in deposits, to The Bank of Princeton, a New Jersey-based financial institution, at a deposit premium of 7.37%. The sale was part of a previously announced branch optimization plan to consolidate and divest 30 retail banking offices, or 25%, of the combined WSFS and Beneficial branch network.
During the third quarter of 2019, we completed the systems integration and rebranding of Beneficial Bank, and all Beneficial Bank accounts have successfully converted to WSFS Bank accounts. Most of the consolidations from the branch optimization plan and rebranding of the remaining Beneficial banking offices were completed during the conversion. All legacy Beneficial customers have full access to WSFS services and solutions, including 93 retail banking offices across Delaware, Philadelphia, southeastern Pennsylvania, and southern New Jersey, and a network of nearly 500 WSFS ATMs. In addition, the leasing operations of NewLane Finance and BEFC were combined as noted above.
During the fourth quarter of 2019, we initiated the next phase of our leadership succession plan. Effective January 1, 2020, Rodger Levenson assumed the role of Chairman of the Board of Directors in addition to his role as President and CEO, with former Executive Chairman Mark A. Turner remaining on the Board as a director.

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
Our Culture of Engagement
Our business model is designed using the science of Human Sigma, which is built on a foundation of engagement. The Human Sigma model, identified by Gallup, Inc., begins with Associates who take ownership for their responsibilities and impact; as such, they consistently perform at a higher level. We significantly invest in our culture of engagement which underpins all that we do at WSFS, including attracting, motivating and retaining our Associates, delivering stellar Customer experiences and strengthening the wellbeing of our communities. Our culture is based on the fundamental principal of “a really good life.” Our strategy, “Engaged Associates, living our culture, making a better life for all we serve” builds upon that principal.

Our strategy in action starts a virtuous cycle whereby, as we do better, our community does better and as our community does better, we do better. It’s a simple premise that plays out in a big way every day, and we are all better for it. Research studies validate the direct link between engagement and a company’s financial performance. Our Strategy, which triggers our virtuous cycle, continues to endorse that research, reinforce our culture and is evidenced in our Company results.
Surveys conducted for us by Gallup, Inc. indicate that:
•Our Associate Engagement scores consistently rank in the top quintile of companies polled. In 2019, our engagement ratio was 7.6:1, which means there were 7.6 engaged Associates for every actively disengaged Associate. This compares to a 2.6:1 ratio in 2003 and currently, a U.S. working population ratio of 2.7:1.
•68% of customers surveyed ranked us a “five” out of “five,” strongly agreeing with the statement “WSFS is the perfect bank for me.”
By fostering a culture of engaged and empowered Associates, we believe we have become the employer and bank of choice in our market. In 2019, for the 14th consecutive year, we were named a top workplace in Delaware in The News Journal’s ‘Top Workplaces’ survey of our Associates and ranked in first place. We were also named to the 'Soaring 76' for the third year in a row by the Philadelphia Business Journal, recognizing us as one of the 76 fastest growing companies in the greater Philadelphia region. We recently received our 2019 full-year Gallup Survey results which included the first-time participation from legacy Beneficial Associates. We were pleased that both our Customer and Associate Engagement scores continue to place WSFS solidly in the top quintile for companies in Gallup’s global database.

Community Banking Model
Our size and community banking model play a key role in our success. Our approach to business combines a service-oriented culture with a full complement of products and services, all aimed at meeting the needs of our retail, business and wealth Customers. We believe the essence of being a community bank means that we are:
•Small enough to offer Customers responsive, personalized service and direct access to decision makers, yet
•Large enough to provide all the products and services needed by our target market customers.
As the financial services industry has consolidated, many independent banks have been acquired by national companies that have centralized their decision-making authority away from their customers and focused their mass-marketing on a regional or even national customer base. We believe this trend has underserved small and medium size business owners who have become accustomed to dealing directly with their bank’s senior executives, discouraged retail customers who often experience deteriorating levels of service in branches and other service outlets, and frustrated bank employees who are no longer empowered to provide good and timely service to their customers.
Through our merger with Beneficial, we have created the largest, premier, locally-headquartered community bank in the Delaware and greater Philadelphia region, offering the benefits of local market knowledge and decision-making, a full-service product suite, the balance sheet to compete with larger regional and national banks, and most importantly, a culture of engaged Associates that bring to life WSFS’ mission of We Stand For Service in our daily delivery of stellar Customer experiences.
WSFS Bank offers:
•One primary point of contact - each of our relationship managers is responsible for understanding his or her Customers’ needs and bringing together the right resources in WSFS Bank to meet those needs.
•A customized approach to serving our Customers - we believe that this gives us an advantage over our competitors who are too large or centralized to offer customized products or services.
•Products and services that our Customers value - this includes a broad array of banking, cash management and trust and wealth management products, as well as a legal lending limit high enough to meet the credit needs of our Customers, especially as they grow.
•Rapid response and a company that is easy to do business with - our Customers tell us this is an important differentiator from larger, in-market competitors.
Strong Market Demographics
Our markets, which primarily include Delaware, southeastern Pennsylvania and southern New Jersey, are located in the urban markets of Philadelphia and Baltimore, which is situated between the Washington, DC to New York corridor. Delaware and the greater Philadelphia region benefits from this urban concentration as well as from a unique political, legal, tax and business environment. The following table shows key demographics for our markets compared to the national average.

(Most recent available statistics)	Delaware	Southeastern Pennsylvania (1)	Southern New Jersey (2)	National Average
Unemployment (For November 2019) (3) (4) (5)	3.8%	3.9%	3.4%	3.5%
Median Household Income (2014-2018) (6)	$65,627	$77,246	$76,055	$60,293
Population Growth (2010-2019) (7) (8)	8.4%	3.0%	(1.0)%	6.3%
(1)Comprised of Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties
(2)Comprised of Burlington and Camden Counties
(3)Bureau of Labor Statistics - Delaware and National unemployment rates are as of November 2019, seasonally adjusted
(4)Bureau of Labor Statistics - Southeastern Pennsylvania unemployment rate is a simple average of the November 2019 not seasonally adjusted unemployment rates for Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties
(5)Bureau of Labor Statistics - Southern New Jersey unemployment rate is a simple average of the November 2019 not seasonally adjusted unemployment rates for Burlington and Camden Counties
(6)U.S. Census Bureau - Quick Facts 2014 - 2018
(7)U.S. Census Bureau - Quick Facts 2010 - 2019
(8)Southeastern Pennsylvania and southern New Jersey data is for 2010 - 2018

Balance Sheet Management
We put a great deal of focus on actively managing our balance sheet. This manifests itself in:
•Prudent capital levels - Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2019, the Company's common equity to assets ratio was 15.10% and its tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 10.97%. At December 31, 2019 all regulatory capital levels for WSFS Bank were above well-capitalized levels. At December 31, 2019, WSFS Bank’s common equity Tier 1 capital ratio was 13.52% and $708.8 million in excess of the 6.5% “well-capitalized” level under the banking agencies’ prompt corrective action framework: the Bank’s Tier 1 capital ratio was 13.52% and $557.3 million in excess of the 8% “well-capitalized” level, the Bank’s total risk-based capital ratio was 14.01% and $404.9 million above the “well-capitalized” level of 10%, and the Bank's leverage ratio was 11.72%, or $782.7 million, above the 5% “well-capitalized” level.
The tangible common equity to tangible assets ratio is a non-GAAP financial measure. For a reconciliation of the tangible common equity to tangible assets ratio to net income and total assets, the most comparable U.S. generally accepted accounting principles (GAAP) measures, refer to “Reconciliation of non-GAAP financial measures included in Item 1” located at the end of this section.
•Disciplined lending - We maintain discipline in our lending with a particular focus on portfolio diversification and granularity. Diversification includes limits on loans to one borrower as well as industry and product concentrations. We supplement this portfolio diversification with a disciplined underwriting process and the benefit of knowing our customers. We have also taken a proactive approach to identifying trends in our local economy and have responded to areas of concern.
•Focus on credit quality - We seek to control credit risk in our investment portfolio and use this portion of our balance sheet primarily to help us manage liquidity and interest rate risk, while providing marginal income and tax relief. Our philosophy and pre-purchase due diligence has allowed us to avoid the significant investment write-downs taken by many of our peers during the last economic downturn.
•Asset/liability management strategies - Our investment portfolio is consistent with the approved risk appetite of our Board of Directors. We work to optimize duration, yield and liquidity and to minimize credit risk within policy guidelines. The concentration in agency MBS (95% of investment portfolio) and bank qualified municipal bonds (5% of investment portfolio) provides liquidity, yield and credit to meet the intended risk profile.
Disciplined Capital Management
We understand that our capital (or stockholders’ equity) belongs to our stockholders. They have entrusted this capital to us with the expectation that it will earn an appropriate return relative to the risks we take. Mindful of this balance, we prudently, but aggressively, manage our capital. We continue to execute our current Board-approved share repurchase plan, as well as any future Board-approved share repurchase plans, including opportunistically repurchasing shares, based on current valuation levels, above our stated practice of returning a minimum of 25% of annual net income to stockholders through dividends and share repurchases.
Strong Performance Expectations and Alignment with Stockholder Priorities
We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in return on assets (ROA). Management incentives are, in large part, based on driving performance of ROA as well as return on average tangible common equity (ROTCE) and EPS growth. More details on management incentive plans will be included in the proxy statement for our 2020 annual meeting of stockholders.
During 2019, we met or exceeded many goals in our 2019-2021 Strategic Plan. For the year ended December 31, 2019, WSFS reported ROA of 1.30%. Core ROA, which excludes non-core items and is a non-GAAP financial measure, was 1.61% for the year ended December 31, 2019, demonstrating our steady progress toward the goals we set in our three year, 2019-2021 Strategic Plan, excluding volatility in the interest rate environment.
Core ROA for 2019 excludes (i) corporate development and restructuring expenses, (ii) securities gains, (iii) unrealized gains on equity investments, and (iv) an insurance recovery related to a previously disclosed fraud loss recognized in 2017. For a reconciliation of Core ROA to ROA, the most comparable GAAP measure, refer to “Reconciliation of non-GAAP financial measures included in Item 1” located at the end of this section.

Growth
We have achieved success over the long-term in lending and deposit gathering, growing the Wealth Management segment’s client base and growing Cash Connect®’s customer base and services. Our success has been the result of a focused strategy that provides service, responsiveness and careful execution in a consolidating marketplace. We plan to continue to grow by:
•Developing talented, service-minded Associates: We have successfully recruited Associates with strong ties to, and the passion to serve, their communities to enhance our service in existing markets and to provide a strong start in new communities. We also focus on developing talent and leadership from our current Associate base to better equip those Associates for their jobs and prepare them for leadership roles at WSFS.
•Embracing the Human Sigma concept: We are committed to building Associate Engagement and Customer Advocacy as a way to differentiate ourselves and grow our franchise.
•Building fee income through investment in and growth of our Wealth Management and Cash Connect® segments.
•Continuing strong growth in commercial and retail lending by:
◦Offering local decision-making by seasoned banking professionals.
◦Executing our community banking model that combines stellar experiences with the banking products and services our business customers demand.
◦Expanding our NewLane Finance leasing business through our merger with Beneficial.
◦Adding seasoned lending professionals that have helped us win customers in our Delaware, southeastern Pennsylvania and southern New Jersey markets, which contributes to our expanding commercial small business leasing portfolio and residential mortgage, small business and SBA portfolios in the larger footprint we operate due to our merger with Beneficial.
•Continuing to grow deposits by:
◦Offering products through an expanded and updated branch network resulting from our merger with Beneficial, increasing our market presence in Philadelphia, southeastern Pennsylvania and southern New Jersey.
◦Providing a stellar experience to our Customers.
◦Further expanding our commercial Customer relationships with deposit and cash management products.
◦Finding creative ways to build deposit market share such as targeted marketing programs.
◦Investing in technology through our Delivery Transformation initiative.
•Seeking strategic acquisitions. During 2016, we acquired Penn Liberty Financial Corp. (Penn Liberty) and its wholly-owned subsidiary, Penn Liberty Bank, expanding our presence in the southeastern Pennsylvania market. In 2016, we also acquired the assets of Powdermill Financial Solutions, LLC and West Capital Management, Inc., an independent, fee-only wealth management firm. During 2017 and 2018, we focused on optimizing those acquisitions. During 2019, we completed our merger and integration with Beneficial, thereby further expanding our presence in the southeastern Pennsylvania and southern New Jersey markets. Over the next several years, we expect our growth to continue to be a mix of organic and acquisition-related growth, consistent with our long-term strategy.

Innovation
Our organization is committed to product and service innovation as a means to drive growth and to stay ahead of changing customer demands and emerging competition. We are focused on developing and maintaining a strong “culture of innovation” that solicits, captures, prioritizes and executes innovation initiatives, including feedback from our customers, as well as leveraging technology from product creation to process improvements. Cash Connect®, a premier provider of ATM vault cash, smart safe and other cash logistics services in the U.S., serves as an innovation engine by driving enhancements such as mobile phone cash withdrawals from WSFS ATMs, and has developed best-in-class cash logistics and reconciliation software. These innovations have created internal efficiencies and valued services for our local banking customers and merchants across the nation. We intend to continue to leverage technology and innovation to grow our business and to successfully execute on our strategy.
We have embarked on a multi-year Delivery Transformation initiative focused on melding our physical and digital delivery, consistent with our brand, by enabling our Associates with the latest technology and actionable data to better serve our Customers. Industry and customer behavior trends continue to shift as observed in reduced branch traffic and increased mobile adoption. As such, we have concluded that we need to transform our delivery channels to meet these new expectations. As we continue to make progress on our 2019-2021 Strategic Plan, we have accelerated our transformation by optimizing our physical branch network and making strategic investments in meaningful technology solutions, supported by specialized talent. Those investments are expected to provide our Customers with leading edge products and elevate our Associates, as they strive to serve in a competitive and compelling way. We are designing and integrating solutions to provide personalized experiences to our Customers, while retaining the essence of what makes WSFS great. Through our Delivery Transformation and our ongoing commitment to Stellar Service, we intend to continue to lead the community and regional banking industry with regards to service delivery and Customer experience.
Over the past several years, we have formed several strategic alliances and investments, which have allowed us to stay at the forefront of emerging technology in our industry. Through these partnerships, we look forward to offering and supporting even more innovative products to the financial services marketplace, continuing our organizational learning in this fast-developing space, and participating in value creation for our stockholders.
Values
Our values address integrity, service, accountability, transparency, honesty, growth and desire to improve. They are the core of our culture, they make us who we are and we live them every day.
At WSFS, we:
•Do the right thing.
•Serve others.
•Are welcoming, open and candid.
•Grow and improve.
Enterprise Risk Management
We manage our risks through our Enterprise Risk Management (ERM) program administered by the Chief Risk Officer (CRO) and ERM Manager. Our stand-alone ERM department is separate from our lines of business. Formal Risk Appetite Statements have been developed for each major risk category throughout the institution; these statements are reviewed and approved by the Board annually. Key Risk Indicators (KRI’s) or Risk metrics are continually monitored in relation to risk appetite though a Risk Assessment Summary (RAS) dashboard. Each KRI has an assigned quantitative tolerance level which considers our overall risk appetite, regulatory requirements, the bank’s peer group statistics, best practices, and general industry guidelines. As part of our ERM Program, approximately 120 KRIs are monitored company-wide. In the event that risk levels exceed our defined risk appetite, management action is required. The CRO and/or the ERM manager conduct meetings with management of respective business lines at least three times per year to discuss and gather information for ERM reporting. ERM reporting is provided to the Board of Directors three times per year. From a regulatory perspective, our ERM program is evaluated as part of the regular Safety and Soundness examination by the OCC.
Results
Our focus on these points of differentiation has allowed us to grow our core franchise and build value for our stockholders. Since 2015, our commercial loans which exclude loans held-for-sale have grown from $3.2 billion to $6.3 billion at December 31, 2019, a strong 15% compound annual growth rate (CAGR). Over the same period, customer deposits have grown from $3.9 billion to $9.3 billion, a 19% CAGR. Since 2009, stockholder value has increased at a far greater rate than our banking peers. An investment of $100 in WSFS common stock in 2009 would be worth $566 at December 31, 2019. By comparison, $100 invested in the Nasdaq Bank Index in 2009 would be worth $298 at December 31, 2019.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY
Condensed average balance sheets for each of the last two years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
CREDIT EXTENSION ACTIVITIES
Over the past several years we have focused on growing the more profitable, relationship-oriented segments of our loan portfolio. Our current portfolio lending activity is concentrated on small- to mid-sized businesses in the mid-Atlantic region of the U.S., primarily in Delaware, southeastern Pennsylvania, southern New Jersey, Maryland and northern Virginia. Since 2015, our total net commercial loans have increased by $3.2 billion, or 101%, and accounted for 75% of our net loan portfolio at December 31, 2019. Based on current market conditions, we expect our focus on growing commercial and industrial loans and other relationship-based commercial loans to continue during the remainder of 2020 and beyond.
The following table shows the composition of our loan portfolio at year-end for the last five years:

	At December 31,
(Dollars in thousands)	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Types of Loans
Commercial real estate:
Commercial mortgage	$2,222,976	26.4%	$1,162,739	23.9%	$1,187,705	24.9%	$1,163,554	26.2%	$966,698	25.8%
Construction	581,082	6.9%	316,566	6.5%	281,608	5.9%	222,712	5.0%	245,773	6.5%
Total commercial real estate	2,804,058	33.3%	1,479,305	30.4%	1,469,313	30.8%	1,386,266	31.2%	1,212,471	32.3%
Commercial and industrial	2,046,798	24.3%	1,472,489	30.3%	1,464,554	30.7%	1,287,731	29.0%	1,061,597	28.3%
Commercial — owner-occupied	1,296,466	15.4%	1,059,974	21.8%	1,079,247	22.6%	1,078,162	24.3%	880,643	23.5%
Commercial small business leases	188,630	2.2%	—	—%	—	—%	—	—%	—	—%
Total commercial loans	6,335,952	75.2%	4,011,768	82.5%	4,013,114	84.1%	3,752,159	84.5%	3,154,711	84.1%
Residential (1)	1,016,500	12.1%	218,099	4.5%	253,301	5.3%	289,611	6.5%	283,963	7.6%
Consumer	1,128,731	13.4%	680,939	14.0%	558,493	11.7%	450,029	10.1%	360,249	9.5%
Total residential and consumer loans	2,145,231	25.5%	899,038	18.5%	811,794	17.0%	739,640	16.6%	644,212	17.1%
Gross loans and leases	8,481,183	100.7%	4,910,806	101.0%	4,824,908	101.1%	4,491,799	101.1%	3,798,923	101.2%
Less:
Deferred fees (unearned income)	9,143	0.1%	7,348	0.2%	7,991	0.2%	7,673	0.2%	8,500	0.2%
Allowance for loan and lease losses	47,576	0.6%	39,539	0.8%	40,599	0.9%	39,751	0.9%	37,089	1.0%
Net loans and leases (2)	$8,424,464	100.0%	$4,863,919	100.0%	$4,776,318	100.0%	$4,444,375	100.0%	$3,753,334	100.0%
(1)Includes reverse mortgages, at fair value of $16.6 million; $16.5 million; $19.8 million; $22.6 million; and $24.3 million at December 31, 2019, 2018, 2017, 2016 and 2015 respectively.
(2)Excludes $83.9 million; $25.3 million; $31.1 million; $54.8 million; and $41.8 million of C&I and residential mortgage loans held for sale at December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

The following tables show our loan portfolio by remaining contractual maturity as of December 31, 2019. The first table details the total loan portfolio by type of loan. The second table details the total loan portfolio by those with fixed interest rates and those with adjustable interest rates. Loans may be pre-paid, so the actual maturity may differ from the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the "Less than One Year" category.

(Dollars in thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Commercial mortgage loans	$190,798	$1,534,025	$498,153	$2,222,976
Construction loans	156,154	417,715	7,213	581,082
Commercial and industrial loans	399,111	1,263,102	384,585	2,046,798
Commercial owner-occupied loans	181,927	691,032	423,507	1,296,466
Commercial small business leases	1,977	181,429	5,224	188,630
Residential loans (1)	40,987	619,370	339,522	999,879
Consumer loans	295,797	512,994	319,940	1,128,731
Total gross loans and leases	$1,266,751	$5,219,667	$1,978,144	$8,464,562
Rate sensitivity:
Fixed	$563,981	$2,374,073	$1,039,331	$3,977,385
Adjustable(2)	702,770	2,845,594	938,813	4,487,177
Total gross loans and leases	$1,266,751	$5,219,667	$1,978,144	$8,464,562
(1) Excludes reverse mortgages at fair value of $16.6 million.
(2) Includes hybrid adjustable-rate mortgages.
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
Our commercial mortgage portfolio was $2.2 billion at December 31, 2019. Generally, this portfolio is diversified by property type, with no type representing more than 28% of the portfolio. The largest type is retail-related (non-mall, neighborhood shopping centers and other retail) with balances of $635.3 million at December 31, 2019. The average size of a loan in the commercial mortgage portfolio is $0.8 million and only 17 loans are greater than $12.0 million, with two loans greater than $24.0 million.

We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with the option of conversion to mini-permanent loans (one - five years) upon completion of construction. These construction loans are short-term, usually not exceeding two years, with interest rates indexed to our WSFS prime rate, the “Wall Street” prime rate or LIBOR, in most cases, and are adjusted periodically as these indices change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of each loan, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial business development staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2019, $928.7 million was committed for construction loans, of which $581.1 million was outstanding. The residential construction and land development (CLD) portfolio represented $249.3 million, or 3%, of total loans and 18% of Tier 1 capital (Tier 1 + ALLL), and the commercial CLD portfolio represented $227.3 million, or 3%, of total loans. These portfolios include $23.3 million of “land hold” loans, which are land loans not currently being developed, at December 31, 2019.
Commercial and industrial and owner-occupied commercial loans include loans for working capital, financing equipment and real estate acquisitions, business expansion and other business purposes. These relationships generally range in amounts of up to $70.0 million with an average loan balance in the portfolio of $0.3 million and terms ranging from less than one year to ten years. The loans generally carry variable interest rates indexed to our WSFS prime rate, “Wall Street” prime rate or LIBOR. At December 31, 2019, our commercial and industrial and owner-occupied commercial loan portfolios were $3.3 billion and represented 40% of our total loan portfolio. These loans are diversified by industry, with no industry representing more than 18% of the portfolio.
Federal law limits the Bank’s extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $204.8 million), and an additional 10% if the additional extensions of credit are secured by readily marketable collateral. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit. At December 31, 2019, no borrower had collective (relationship) total extensions of credit exceeding these legal lending limits. Our internal "House Limit" to any one borrowing relationship is $70.0 million.
Small business and middle market commercial loans that include specialty-lending products, including small business leases and SBA loans, comprise the remainder of our commercial portfolio. Our small business and SBA loans include loan exposures up to $1.5 million and $5.0 million, respectively.
Our commercial small business leases finance business critical equipment through advanced technologies, customer-centric approach and transparent business lending practices. The commercial small business leases portfolio was $188.6 million at December 31, 2019. These leases included average deal sizes of approximately $20 thousand, with yields ranging from 6% to 18% and maturity terms of 12 to 72 months.
Residential Lending
Generally, we originate held-for-sale residential first mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance or government guarantee for up to 35% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. On a very limited basis, we have originated or purchased loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement or government guarantee. At December 31, 2019, the balance of all such loans was approximately $9.8 million.
Our residential mortgage loans generally are underwritten and documented in accordance with standard underwriting criteria published by Fannie Mae, Freddie Mac, Federal Housing Agency, Veterans Administration, the U.S. Department of Agriculture and other secondary market participants to assure maximum eligibility for subsequent sale in the secondary market.
To protect the propriety of our liens, we require borrowers to provide title insurance. We also require fire, extended coverage casualty and flood insurance (where applicable) for properties securing residential loans. All properties securing our residential loans are appraised by independent, licensed and certified appraisers and are subject to review in accordance with our standards.
The majority of our adjustable-rate, residential loans have interest rates that adjust yearly after an initial period. The change in rate for the first adjustment date could be higher than the typical limited rate change of two percentage points at each subsequent adjustment date. Adjustments are generally based upon a margin (currently 2.50% for U.S. Treasury index; 2.25% for LIBOR index) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Board of Governors of the Federal Reserve System (the Federal Reserve).
Usually, the maximum rate on these loans is five percent above the initial interest rate. We underwrite adjustable-rate loans under standards consistent with private mortgage insurance and secondary market underwriting criteria. We do not originate adjustable-rate mortgages with payment limitations that could produce negative amortization.

The adjustable-rate mortgage loans in our loan portfolio help mitigate the risk related to our exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of re-pricing adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower. Further, although adjustable-rate mortgage loans allow us to increase the sensitivity of our asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, yields on our adjustable-rate mortgages may not adjust sufficiently to compensate for increases to our cost of funds during periods of extreme interest rate increases.
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
In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically 120 days. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower. There was one repurchase in 2019 with minimal impact, and no repurchases in 2018 and 2017.
Consumer Lending
Our primary consumer credit products (excluding first mortgage loans) are home equity lines of credit and equity-secured installment loans. At December 31, 2019, home equity lines of credit outstanding totaled $370.5 million and equity-secured installment loans totaled $375.0 million. In total, these product lines represented 66% of total consumer loans. Typically, maximum loan to value (LTV) limits are 85% for primary residences and 70-80% for all other properties. At December 31, 2019, we had $484.2 million in total commitments for home equity lines of credit. Home equity lines of credit offer customers the convenience of checkbook and debit card access, and revolving credit features for a portion of the life of the loan and typically are more attractive in a low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured. This credit risk is mitigated as the loans amortize over time.
During 2019 we purchased certain second-lien home equity installment loans through our partnership with Spring EQ, LLC (Spring EQ). These select loans meet or exceed our current underwriting standards and are similar to home equity loans originated through our branch network. Also, during 2019, we grew student loans through our partnership with LendKey Technologies Inc. (LendKey). At December 31, 2019, the LendKey student loans totaled $133.7 million, which are primarily to consolidate existing student debt and are also underwritten in accordance with our current credit standards. The student loans portfolio also includes $127.7 million (as of December 31, 2019) of loans acquired from Beneficial, which are U.S. government guaranteed with little risk of credit loss.
The following table shows the composition of our consumer loan portfolio at year-end for the last five years:

	At December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Equity secured installment loans	$374,961	33.2%	$231,930	34.1%	$148,212	26.5%	$82,182	18.3%	$89,218	24.7%
Home equity lines of credit	370,504	32.8	287,721	42.3	301,658	54.0	290,310	64.5	226,592	62.9
Student loans	262,678	23.3	113,370	16.6	72,105	12.9	42,932	9.5	15,941	4.4
Personal loans	93,171	8.3	23,274	3.4	21,401	3.8	22,007	4.9	17,604	4.9
Unsecured lines of credit	13,954	1.2	16,677	2.4	12,194	2.2	10,613	2.4	9,244	2.6
Other	13,463	1.2	7,967	1.2	2,923	0.6	1,985	0.4	1,650	0.5
Total consumer loans	$1,128,731	100.0%	$680,939	100.0%	$558,493	100.0%	$450,029	100.0%	$360,249	100.0%
Loan Originations, Purchases and Sales
We engage in traditional lending activities primarily in Delaware, southeastern Pennsylvania, southern New Jersey, and contiguous areas of neighboring states. As a federal savings bank, however, we may originate, purchase and sell loans throughout the U.S. We purchase loans from outside our traditional lending area through our relationships with Spring EQ and LendKey, when such purchases are deemed appropriate. We originate fixed-rate and adjustable-rate residential loans through our banking offices and WSFS Mortgage, our mortgage banking company.

Commercial: We originate commercial real estate and commercial loans through our commercial lending division and SBA loan program. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2019, we originated $1.6 billion of commercial and commercial real estate loan exposures compared to $1.4 billion in 2018. To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial loan portfolio, typically through loan participations. Commercial loan sales totaled $21.9 million and $29.4 million in 2019 and 2018, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans. We also periodically buy loan participations from other banks. Commercial loan participation purchases totaled $56.9 million and $53.1 million in 2019 and 2018, respectively.
Any significant modification or additional exposure to one borrowing relationship exceeding $7.5 million must be approved by the Loan Committee. The Executive Committee of the Board of Directors reviews the minutes of the Loan Committee meetings. The Executive Committee also approves new credit exposures exceeding $20.0 million and new credit exposures in excess of $10.0 million for customers with higher risk profiles or larger existing relationship exposures. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a “House Limit” to any one borrowing relationship, which increased from $40.0 million to $70.0 million in March 2019 in connection with the Beneficial acquisition, consistent with overall growth in capital and the size of our loan portfolio. In rare circumstances, we will approve exceptions to the “House Limit.” Our policy allows for only 10 such relationships with an aggregate exposure of 10% of Tier I Capital plus ALLL. At December 31, 2019, two relationships exceeded the $70.0 million “House Limit.”
Residential and Consumer: During 2019, we originated $438.1 million of residential loans, compared with $325.1 million in 2018. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. There were $6.5 million of purchases in 2019 as compared to no purchases in 2018. We sell most newly originated mortgage loans in the secondary market to generate fee income, to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. Residential loan sales totaled $375.2 million in 2019 and $300.6 million in 2018. We hold certain fixed-rate mortgage loans for investment, consistent with our current asset/liability management strategies and our relationship-based lending philosophy.
At December 31, 2019, we serviced $165.7 million of residential first mortgage loans and reverse mortgage loans for others, compared to $98.6 million at December 31, 2018. We also serviced residential first mortgage loans and reverse mortgage loans for our own portfolio totaling $1.0 billion and $218.1 million at December 31, 2019 and 2018 respectively. The increase in servicing portfolio during 2019 was primarily due to the Beneficial acquisition.
Our consumer lending activity is conducted through our branch offices, our partnerships with Spring EQ and LendKey and referrals from other parts of our business. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.
We offer government-insured reverse mortgages to our customers. These loans do not close in our name and we process them as a reverse mortgage broker. During 2019 and 2018, we originated $0.6 million and $3.4 million in reverse mortgages, respectively.
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
Most loan fees are not recognized in our Consolidated Statements of Income immediately, but are deferred as adjustments to yield in accordance with GAAP, and are reflected in interest income over the expected life of the loan. Those fees represented interest income of $7.1 million, $5.5 million and $5.1 million during 2019, 2018 and 2017 respectively. Loan fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties. The increase in loan fee income was concentrated in commercial and industrial and construction loans due to the associated growth in these portfolio categories.

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
As a financial institution, we and the Bank have access to several sources of funding. Among these are:
•Retained earnings
•Commercial and retail deposit programs
•Loan repayments
•Federal funds purchased
•Federal Home Loan Banks (FHLB) borrowings
•Federal Discount Window access
•Brokered deposits
•Senior debt
Our branch strategy has been focused on expanding our market penetration and retail footprint in Delaware, southeastern Pennsylvania and southern New Jersey and attracting new customers in part to provide additional deposit growth. Core customer deposit growth (customer deposits excluding CDs) was $3.2 billion during 2019, a 67% increase over 2018, primarily due to deposits acquired from Beneficial. Excluding $3.0 billion of core customer deposits acquired from Beneficial, core customer deposits increased $248.3 million in 2019, primarily due to increases of $192.8 million in money market accounts and $140.7 million in no- and low-cost checking deposit accounts, partially offset by a decrease of $85.2 million in savings deposits.
Deposits
WSFS Bank is the largest locally-headquartered community bank in the Delaware and greater Philadelphia region. WSFS Bank primarily attracts deposits through its retail branch offices and loan production offices, in Delaware, southeastern Pennsylvania and southern New Jersey, as well as through our digital banking platforms.
WSFS Bank offers various deposit products to our customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposit. In addition, WSFS Bank accepts “jumbo” certificates of deposit with balances in excess of $100,000 from individuals, businesses and municipalities.
The following table shows the maturities of certificates of deposit of $100,000 or more as of December 31, 2019:

(Dollars in Thousands)
Maturity Period	December 31, 2019
Less than 3 months	$190,410
Over 3 months to 6 months	70,600
Over 6 months to 12 months	170,232
Over 12 months	187,919
Total	$619,161

Federal Home Loan Bank Advances
As a member of the FHLB, we are able to obtain FHLB advances. At December 31, 2019, we had $112.7 million in FHLB advances with a weighted average rate of 2.28%, compared with $328.5 million with a weighted average rate of 2.52% at December 31, 2018. Outstanding advances from the FHLB had rates ranging from 1.50% to 2.79% at December 31, 2019. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB in an amount at least equal to 0.10% of our member asset value plus 4.00% of advances outstanding. As of December 31, 2019, our FHLB stock investment totaled $21.1 million, compared with $19.3 million at December 31, 2018.
We received $1.5 million in dividends from the FHLB during both 2019 and 2018. For additional information regarding FHLB stock, see Note 13 to the Consolidated Financial Statements.
Trust Preferred Borrowings
In 2005, the Trust issued $67.0 million aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are callable and have a maturity date of June 1, 2035.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
During 2019 and 2018, we purchased federal funds as a short-term funding source. At December 31, 2019, we had purchased $195.0 million in federal funds at an average rate of 1.60%, compared to $158.0 million at an average rate of 2.52% at December 31, 2018. As of December 31, 2019 and 2018, we had no securities under agreements to repurchase as a funding source.
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
PERSONNEL
At December 31, 2019, we had 1,782 full-time equivalent Associates (employees). Our Associates are not represented by a collective bargaining unit. We believe our relationship with our Associates is very good, as evidenced by the results of our 2019 Associate engagement survey conducted by the Gallup organization which once again placed us solidly in the top quintile of Gallup clients worldwide. In addition, we were named a top workplace in Delaware for the 14th consecutive year in The News Journal’s ‘Top Workplaces’ survey of our Associates and a ‘Top Workplace’ in the greater Philadelphia market by The Philadelphia Inquirer for the fifth consecutive year. We were also honored to receive the Gallup ‘Great Workplace’ award for the fourth year in a row.

REGULATION
Overview
The Company and the Bank are subject to extensive federal and state banking laws, regulations, and policies that are intended primarily for the protection of depositors, the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the banking system as a whole, and not for the protection of our other creditors and stockholders. The Office of the Comptroller of the Currency (OCC) is the Bank’s primary regulator and the Federal Reserve is the Company’s primary regulator. As of the first quarter of 2019, the Consumer Financial Protection Bureau (CFPB) regulates the Bank’s compliance with federal consumer financial protection laws.
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
Financial Reform Legislation
The Dodd-Frank Act, which was enacted in 2010, imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including insured depository institutions. The law also established the CFPB as an independent bureau in the Federal Reserve System. Some of the provisions of the Dodd-Frank Act have increased our expenses, decreased our revenues, and changed the activities in which we engage.
In May 2018, the Economic Growth Act was signed into law. The Economic Growth Act amends portions of the Dodd-Frank in order to provide regulatory relief to banking organizations such as ourselves. However, several but not all of the reforms are limited to banking organizations with fewer than $10 billion in total consolidated assets. At December 31, 2018, we were below this ceiling. After our merger with Beneficial, which closed on March 1, 2019, our total consolidated assets at both the Company and Bank levels now exceed $10 billion, and thus we are not eligible for many of these changes, including relief from the Volcker Rule, potential relief from risk-based capital requirements, and possible relief from some mortgage lending rules.
One reform relating to the capital treatment of certain commercial real estate (CRE) loans will affect us, notwithstanding our asset size, the current Basel III Capital Rules require a banking organization to risk weight certain CRE loans that were determined to have high volatility at 150% rather than at 100% for other CRE loans. In order to avoid high volatility commercial real estate (HVCRE) status and the higher risk weight, a CRE loan had to meet several requirements, including an equity contribution form the borrower in the form of cash, unencumbered readily marketable assets, or paid development expenses out of pocket. A lender could not return the contribution to the borrower until the loan was paid off or replaced with permanent financing. The Economic Growth Act replaced the HVCRE category with a narrower category for HVCRE acquisition, development, and construction (HVCRE ADC) loans. Among other things, a borrower may now make the necessary equity contribution in the form or real property or improvements, and the lender may reclassify an HVCRE ADC loan more easily, enabling the lender to return the equity contribution to the borrower more quickly. The federal banking agencies issued a final rule in November 2019 to implement these changes. We have not yet determined the impact of these changes on our CRE loan portfolio.
Basel III
In 2013, the Federal banking agencies approved final rules implementing the Basel Committee on Banking Supervision (BCBS) capital guidelines for U.S. banking organizations. Under the final rules as of January 2015, minimum requirements increased for both the quantity and quality of capital maintained by the Company and the Bank. The rules included a new common equity Tier 1 capital (CETI) to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of total capital to risk-weighted assets of 8.0%, and required a minimum Tier 1 leverage ratio of 4.0%.
In addition, the capital rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer: a ratio of CET1 to total risk-based assets of at least 2.5% on top of the minimum risk-based capital requirements. As a result, the Company and the Bank must adhere to the following minimum capital ratios to satisfy the Basel III Capital Rule requirements and to avoid limitations on capital distributions and discretionary bonus payments to executive officers: (i) 4.0% tier 1 leverage; (ii) 7.0% CET 1 risk-based capital; (iii) 8.5% tier 1 risk-based capital; and (iv) 10.5% total risk-based capital.

The final rules also revised the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital. However, for depository institution holding companies of less than $15 billion in total consolidated assets, such as the Company, most outstanding trust preferred securities and other non-qualifying securities issued prior to May 19, 2010 are permanently grandfathered and may be included in Tier 1 capital (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments). At December 31, 2019, we had approximately $67.0 million of trust preferred securities outstanding, all of which are counted as Tier 1 capital.
As of December 31, 2019, the Company and the Bank met the applicable standards on a fully phased-in basis, and the Bank was “well-capitalized” under the prompt corrective action rules.
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
Debit Card Interchange Fees
The Federal Reserve has issued rules under the Electronic Fund Transfer Act, as amended by a section of the Dodd-Frank Act, known as the Durbin Amendment, to limit interchange fees that an issuer may receive or charge for an electronic debit card transaction. Under the rules, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction. In addition, the rules allow for an upward adjustment of no more than one cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the rule.
The interchange fee requirements do not apply to fees charged by issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31). At December 31, 2019, our total consolidated assets at both the Company and Bank levels exceed $10 billion, and, under the terms of the regulation, we must comply with the Durbin Amendment rules no later than July 1, 2020.
Transition from London Inter-Bank Offered Rate (LIBOR)
In 2014, a committee of private-market derivative participants and their regulators, the Alternative Reference Rate Committee (ARRC), was convened by the Federal Reserve to identify an alternative reference interest rate to replace LIBOR. In June 2017, the ARRC announced the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In April 2018, the Federal Reserve Bank of New York began to publish SOFR rates on a daily basis, and the ARRC and other institutions continue to take steps to advance SOFR as an alternative benchmark.
Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are indexed to LIBOR. As of December 31, 2019, the Company had approximately $1.5 billion of loans and $957.3 million of derivatives, including notional value of $25.0 million of balance sheet swaps and $932.3 million of customer guarantees, indexed to LIBOR that mature after 2021. In addition, the Company had approximately $167.0 million of debt securities outstanding that are indexed to LIBOR (either currently or in the future) as of December 31, 2019. The Company had no investment securities, repurchase and resale agreements or FHLB advances indexed to LIBOR as of December 31, 2019.
Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through, and potentially beyond, the end of 2021. A cross-functional team from Finance, Lending, Risk and IT is leading our efforts to monitor this activity and evaluate the related risks and potential process changes arising from the transition from LIBOR. Once the initial assessment efforts are completed, the cross-functional team, with assistance from external resources as needed, will lead the transition effort. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors.

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
Restrictions on Acquisitions
Federal law generally prohibits a savings and loan holding company, without prior regulatory approval, from acquiring direct or indirect control of all, or substantially all, of the assets of any other savings association or savings and loan holding company, or more than 5% of the voting shares of a savings association or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association that is not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Federal Reserve. Comparable restrictions apply to a savings and loan holding company’s acquisition or control of a bank or bank holding company although in such event the savings and loan holding company would become a bank holding company.
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
Source of Strength
Confirming a longstanding policy of the Federal Reserve, the Dodd-Frank Act requires the Company to act as a source of financial strength to the Bank in the event of financial distress at the Bank. Under this standard, the Company is expected to commit resources to support the Bank, including at times when the Company would not otherwise be inclined to do so. The Federal Reserve also expects the Company to provide managerial support to the Bank as needed. The Federal Reserve may require a savings and loan holding company to terminate an otherwise lawful activity or divest control of a subsidiary if the activity or subsidiary poses a serious risk to the financial safety, soundness, or stability of a subsidiary savings association and is inconsistent with sound banking principles.
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
In 2009, the Federal Reserve issued a supervisory letter providing greater clarity to its policy statement on the payment of dividends by holding companies. In this letter, the Federal Reserve stated that when a holding company’s board of directors considers the payment of dividends, it should consider, among other things, the following factors: (i) overall asset quality, potential need to increase reserves and write down assets, and concentrations of credit; (ii) the potential for unanticipated losses and declines in asset values; (iii) implicit and explicit liquidity and credit commitments, including off-balance sheet and contingent liabilities; (iv) the quality and level of current and prospective earnings, including earnings capacity under a number of plausible economic scenarios; (v) current and prospective cash flow and liquidity; (vi) the ability to serve as an ongoing source of financial and managerial strength to depository institution subsidiaries insured by the FDIC, including the extent of double leverage and the condition of subsidiary depository institutions; (vii) other risks that affect the holding company’s financial condition and are not fully captured in regulatory capital calculations; (viii) the level, composition, and quality of capital; and (ix) the ability to raise additional equity capital in prevailing market and economic conditions (the Dividend Factors). It is particularly important for a holding company’s board of directors to ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. In addition, a holding company’s board of directors should strongly consider, after careful analysis of the Dividend Factors, reducing, deferring, or eliminating dividends when the quantity and quality of the holding company’s earnings have declined or the holding company is experiencing other financial problems, or when the macroeconomic outlook for the holding company’s primary profit centers has deteriorated. The Federal Reserve further stated that, as a general matter, a holding company should eliminate, defer or significantly reduce its distributions if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition, or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the holding company is operating in an unsafe and unsound manner.
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

Regulation of WSFS Bank
General
As a federally chartered savings association the Bank is subject to regulation, examination and supervision by the OCC. The OCC conducts regular safety and soundness examinations of the Bank, which result in ratings for capital, asset quality, management, earnings, liquidity, and sensitivity to market risk and a composite rating (referred to collectively as the “CAMELS” rating). The OCC treats the CAMELS ratings and the examination reports as highly confidential, and they are not available to the public. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank regarding information technology, asset management/trust, and compliance with certain regulatory requirements. The Bank must file reports with the OCC describing its activities and financial condition, including a quarterly “call report” that is publicly available. The FDIC also has the authority to conduct special examinations of the Bank. The CFPB has exclusive authority to examine the Bank for compliance with federal consumer financial laws. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve.
Transactions with Affiliates and Insiders; Tying Arrangements
The Bank is subject to certain restrictions in its dealings with us and our affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act, with additional limitations found in Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association, generally, is any company or entity which controls or is under common control with the savings association. Some but not all subsidiaries of a savings association may be exempt from the definition of an affiliate. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans to an affiliate, purchase of assets from an affiliate, issuance of a guarantee on behalf of an affiliate and several other types of transactions. Extensions of credit to an affiliate usually must be over-collateralized. In addition to the restrictions imposed by Sections 23A and 23B, the Home Owners’ Loan Act also prohibits a savings association from (i) lending or otherwise extending credit to an affiliate that engages in any activity impermissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for the purchase of shares of a subsidiary.
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
Regulatory Capital Requirements
The regulatory capital rules require savings associations to maintain common equity Tier 1 equal to 4.5% of risk-weighted assets, Tier 1 capital equal to 6% of risk-weighted assets, total capital (the aggregate of Tier 1 and Tier 2 capital) equal to 8% of risk-weighted assets, and a leverage ratio of Tier 1 capital to average total consolidated assets equal to 4%. A related set of rules discussed below under “Prompt Corrective Action,” imposes additional requirements based on the same ratios. Separately, the Home Owners’ Loan Act requires a savings association to maintain a ratio of tangible capital to total assets of at least 1.5%. In general terms, tangible capital is Tier 1 capital less intangible assets and certain other assets.

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
The revised capital rules also modified the risk weights for several types of assets. The risk weights range from 0% for cash, U.S. government securities, and certain other assets, 50% for qualifying residential mortgage exposures, 100% for corporate exposures and non-qualifying mortgage loans and certain other assets, to 600% for certain equity exposures. Loans that are past due by 90 days or more must be risk-weighted at 150%. Mortgage servicing assets and certain deferred tax assets that are not deducted from common equity Tier 1 capital in accordance with required adjustments are risk-weighted at 250%.
The capital rules finalized in 2013 applied a risk weight of 150% to “high volatility commercial real estate loans,” commercial real estate CRE loans that failed to meet certain prerequisites. Among them was an equity contribution by a borrower of 15% of a project’s value, in the form of cash or unencumbered readily marketable assets. Additionally, a lender could not reclassify an HVCRE loan and return to the 100% risk weight until the loan was paid off or replaced by permanent financing. The Economic Growth Act revised this risk weight in several ways, limiting the 150% risk weight to “high volatility acquisition, development, and construction” loans and lifting some of the previous restrictions. A borrower now may make the 15% contribution in the form of equity in the project without jeopardizing the 100% risk weight. A lender may reclassify the loan and risk weight it at 100% before maturity.
At December 31, 2019, the Bank was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, tangible capital and leverage capital requirements.
The Company is subject to similar minimum capital requirements as the Bank, except that the Company is not subject to a tangible capital requirement. As of December 31, 2019, the Company was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, and leverage capital requirements.
Prompt Corrective Action
All banks and savings associations are subject to a “prompt corrective action” regime. This regime is designed primarily to impose increasingly stringent limits on insured depository institutions as their capital deteriorates below certain levels. There are five different capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A well-capitalized institution usually is entitled to various regulatory advantages, such as expedited treatment of applications, and no express restrictions on brokered deposits. The revised capital rules summarized above raised the thresholds for well-capitalized status. In order to be “well capitalized”, an OCC-regulated savings association must have a common equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a 5.0% leverage ratio, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC. An adequately capitalized savings association must maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a leverage ratio of 4.0%. If a savings association falls below any one of these floors, it becomes undercapitalized and subject to a variety of restrictions on its operations. There is no tangible capital requirement under prompt corrective action.
As of December 31, 2019, the Bank met all of the prerequisites for well-capitalized status. Although savings and loan holding companies are not subject to prompt corrective action, the Federal Reserve uses the same capital ratios to identify well capitalized holding companies for various purposes. For the Company to be “well capitalized,” the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. As of December 31, 2019, the Company met all the requirements to be deemed well-capitalized.

Dividend Restrictions
Both OCC and Federal Reserve regulations govern capital distributions by Federal savings associations to their holding companies. Covered distributions include cash dividends, stock repurchases and other transactions charged to the capital account of a savings association. A savings association must file a notice with the Federal Reserve at least 30 days before making any capital distribution. The association also must file an application with the OCC for approval of a capital distribution if either (1) the total capital distributions for the current calendar year (including the proposed capital distribution) exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. In certain situations, a Federal savings association may be able to file a notice with the OCC rather than an application; in other situations, no application or notice is required for the OCC, although notice to the Federal Reserve still is necessary. During 2019, the Bank paid dividends to the Company after receiving approval from the OCC.
The OCC may prohibit a proposed capital distribution, which would otherwise be permitted by OCC regulations, if the OCC determines that such distribution would constitute an unsafe or unsound practice.
Under federal law, an insured depository institution cannot make any capital distribution if the capital distribution would cause the institution to become undercapitalized or if it is already undercapitalized. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. The Bank is currently not in default in any assessment payment to the FDIC.
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
The FDIC uses a risk-based premium system to calculate quarterly assessments for FDIC-insured institutions. It has revised its methodology from time to time. The current methodology, which has been in place since the third quarter of 2016, has a range of assessment rates from 3 basis points to 30 basis points on insured deposits. All insured depository institutions with the exception of large and complex banking organizations are assigned to one of three risk categories based on their composite CAMELS ratings. Each of the three risk categories has a range of rates, and the rate for a particular institution is determined based on seven financial ratios and the weighted average of its component CAMELS ratings. The FDIC may adjust assessment rates downward as the reserve ratio of the Deposit Insurance Fund exceeds 2.0% and higher thresholds. As of December 31, 2019, the reserve ratio was 1.41%. Future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations and we cannot predict what insurance assessment rates will be in the future.
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
Reserves
Pursuant to regulations of the Federal Reserve, a savings association must maintain reserves against its transaction accounts. During 2019, no reserves were required to be maintained on the first $16.3 million of transaction accounts, reserves of 3% were required to be maintained against the next $107.9 million of transaction accounts and a reserve of 10% was required to be maintained against all remaining transaction accounts. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets.

Branching
The Bank maintains branch offices in three states, Delaware, Pennsylvania and New Jersey. A federal savings association may open new branch offices in any state or relocate branch offices. Prior OCC approval is necessary unless the association is an “eligible” savings association and meets certain other conditions. The Bank currently qualifies as an eligible savings association. If prior approval is necessary, the OCC will consider the effect of the acquisition on a safe and sound banking system, the branch office's role in providing fair access to financial services by helping to meet the credit needs of the entire community, the association's compliance with laws and regulations, and the fair treatment of customers including efficiency and better service. If a federal savings association acquires branch offices through a merger with or through a branch purchase from another bank or savings association, the acquiring federal savings association must submit a Bank Merger Act application to the OCC, which requires a favorable decision on the acquisition of the branch offices. The Bank's growth strategy, which includes strategic acquisitions, will involve regulatory review and approval of additional branch offices. The Bank has grown its branch office network primarily through mergers with other institutions, rather than branch office purchases or de novo offices. A federal savings association also may open agency offices for certain purposes without prior OCC approval. The Bank does not have any agency offices and has no plans to open any such offices.

An insured depository institution may close branch offices in its discretion, but it must give advance notice to its primary federal regulator and to its customers. Additional procedures apply if an interstate bank, a term that includes the Bank, proposes to close any branch in a low- or moderate-income area. The Bank has closed branch offices in the past and expects that it may do so in the future. In connection with closings that it has made or will make in the future, the Bank has provided or will provide the necessary notices.

Consumer Protection Regulations
The Bank’s offerings of retail products and services to consumers are subject to a large number of statutes and regulations designed to protect the finances of consumers and to promote lending to various sectors of the economy and population. These laws include, but are not limited to the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, and their implementing regulations. Beginning in the first quarter of 2020, the CFPB has exclusive authority to examine the Bank for compliance with these laws. States may adopt more stringent consumer financial protection statutes that could apply to us as well. State attorneys general also may file suit to enforce federal and state laws.
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
Since its creation in 2011, the CFPB has issued a number of significant rules, including rules that affect nearly every aspect of the residential mortgage lending and servicing process, from origination through maturity or foreclosure. Among other things, the rules require home mortgage lenders to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the reasonable ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. Some of these rules may be modified, but the CFPB has not finalized any changes.
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

The Federal banking agencies pay close attention to the cybersecurity practices of savings associations, banks, and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council, has issued several policy statements and other guidance for banks as new cybersecurity threats arise. FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart or mitigate cyber attacks.
Bank Secrecy Act and Anti-Money Laundering
The Bank Secrecy Act requires federal savings associations and other financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components; (ii) establishment of a "know your customer" program involving due diligence to confirm the identity of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities; (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of currency; (iv) additional precautions for accounts sought and managed for non-U.S. persons; and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti- money laundering rules and policies are developed and enforced by a bureau within the U.S. Department of the Treasury, the Financial Crimes Enforcement Network (FinCEN), but compliance by individual institutions is also overseen by their primary federal regulator, in the Bank's case, the OCC.
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
The Office of Foreign Assets Control (OFAC), an office within the U.S. Treasury Department, administers laws and Executive Orders that prohibit U.S. entities from engaging in transactions with certain prohibited parties. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank or savings association identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.
Community Reinvestment Act
All savings associations and banks are subject to the Community Reinvestment Act (CRA), which requires each such institution to help meet the credit needs of low- to moderate-income communities and individuals within the institution’s assessment area. CRA does not impose specific lending requirements, and it does not contemplate that a savings association or bank would take any action inconsistent with safety and soundness. The Federal banking agencies evaluate the performance of each of their regulated institutions periodically. Evaluations that result in a conclusion of “Needs to Improve” or “Unsatisfactory” may block or impede regulatory approvals for other actions by an institution. The agencies recently proposed significant changes to the CRA rules, but we do not know when or if the changes will be finalized and what their impact on the Bank would be.
The Bank received a rating of “Satisfactory” in its most recent performance evaluation, dated August 7, 2017, for its then-existing assessment area of the state of Delaware and Montgomery, Chester, and Delaware counties in Pennsylvania. With the merger with Beneficial, the Bank’s branch network expanded, and the Bank anticipates that the OCC will use a larger assessment area in the next CRA evaluation that may include additional counties in the Philadelphia area and counties in southern New Jersey.

Reconciliation of non-GAAP financial measures included in Item 1
We prepare our financial statements in accordance with U.S. GAAP. To supplement our financial information presented in accordance with U.S. GAAP, we provide the following non-GAAP financial measures in Item 1: core ROA, the tangible common equity to tangible assets ratio, core EPS, and core ROTCE. We believe these measures provide investors with useful information for understanding of the company’s performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the company’s operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

Core ROA is calculated as follows:

For the year ended
(Dollars in thousands)	December 31, 2019
Net income attributable to WSFS (GAAP)	$148,809
Plus: Corporate development and restructuring expenses (after tax)	56,815
Less: Securities gains (after tax)	(254)
Unrealized gains on equity investments (after tax)	(19,911)
Recovery of fraud loss (after tax)	(355)
Adjusted net income (non-GAAP)	185,104
Average assets	$11,477,856
ROA (GAAP)	1.30%
Core ROA (non-GAAP)	1.61%

The tangible common equity to tangible assets ratio is calculated as follows:

(Dollars in thousands)	December 31, 2019
Period End Tangible Assets
Period end assets	$12,256,302
Goodwill and intangible assets	(568,745)
Tangible assets	$11,687,557
Period End Tangible Common Equity
Period end Stockholder’s equity of WSFS	$1,850,306
Goodwill and intangible assets	(568,745)
Tangible common equity	$1,281,561
Tangible common equity to assets	10.97%

Core EPS is calculated as follows:

For the year ended
December 31, 2019
EPS (GAAP)	$3.00
Plus/(less): Pre-tax adjustments: Securities gains, unrealized gains on equity investments, corporate development and restructuring expense, recovery of fraud loss	0.91
(Plus) less: Tax impact of pre-tax adjustments	(0.17)
Core EPS (non-GAAP)	$3.74

Core ROTCE is calculated as follows:

For the year ended
(Dollars in thousands)	December 31, 2019
Net average tangible common equity
Average stockholders’ equity of WSFS	$1,670,869
Less: average goodwill and intangible assets	512,187
Net average tangible common equity	$1,158,682
Core ROTCE
Adjusted net income (non-GAAP) attributable to WSFS	$185,104
Plus: Tax effected amortization of intangible assets	7,373
Core net tangible income (non-GAAP)	$192,477
Net average tangible common equity	$1,158,682
Core return on average tangible common equity (non-GAAP)	16.61%

ITEM 1A. RISK FACTORS
As a financial services organization, we are subject to a number of risks inherent in our transactions and present in the business decisions we make. Described below are the primary risks and uncertainties that if realized could have a material and adverse effect on our business, financial condition, results of operations, cash flows, and liquidity. The risks and uncertainties described below are not the only risks we face.
We have identified our major risk categories as: market risk, credit risk, capital and liquidity risk, compliance risk, operational risk, strategic risk, reputation risk and model risk. Market risk is the risk of loss due to changes in external market factors such as interest rates. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. We are exposed to both customer credit risk, from our loans, and institutional credit risk, principally from our various business partners and counterparties. Capital and liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Compliance risk is the risk that we fail to adequately comply with applicable laws, rules and regulations. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (such as natural disasters) or compliance, reputation or legal matters and includes those risks as they relate directly to the Company as well as to third parties with whom we contract or otherwise do business. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Reputation risk is the risk of loss that arises from negative publicity or perceptions regarding our business practices. Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models.
1. Market Risk
Difficult market conditions and unfavorable economic trends could adversely affect our industry and our business.
We are exposed to downturns in the Delaware and greater Philadelphia region, Mid-Atlantic and overall U.S. economy and housing markets. Unfavorable economic trends, sustained high unemployment, and declines in real estate values can cause a reduction in the availability of commercial credit and can negatively impact the credit performance of commercial and consumer loans, resulting in increased write-downs. These negative trends can cause economic pressure on consumers and businesses and diminish confidence in the financial markets, which may adversely affect our business, financial condition, results of operations and ability to access capital. A worsening of these conditions, such as a recession or economic slowdown, would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:
•An increase in the number of customers unable to repay their loans in accordance with the original terms, which could result in a higher level of loan and lease losses and provision for loan and lease losses;
•Impaired ability to assess the creditworthiness of customers as the models and approaches we use to select, manage and underwrite our customers become less predictive of future performance;
•Impaired ability to estimate the losses inherent in our credit exposure as the process we use to make such estimates requires difficult, subjective and complex judgments based on forecasts of economic or market conditions that might impair the ability of our customers to repay their loans, and this estimating process becomes less accurate and thus less reliable as economic conditions worsen;
•Increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to commercial credit;
•Decreases in our Wealth Management segment's AUM and AUA portfolios as a result of, among other things, decreases in market value from investment performance losses;
•Downward pressure on our stock price or an impaired ability to access the capital markets or otherwise obtain needed funding on attractive terms or at all;
•Changes in the regulatory environment, including regulations promulgated or to be promulgated under the Dodd-Frank Act or other new regulations, and changes in accounting standards (such as the new CECL accounting policy), could influence recognition of loan and lease losses and our allowance for loan and lease losses, and could result in earlier recognition of loan losses and decreases in capital; and
•Increased competition due to intensified consolidation of the financial services industry.

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
We seek to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of our different types of interest-earning assets and interest-bearing liabilities, but these interest rate risk management techniques are not capable of eliminating such risks and they may not be as effective as we intend. A rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. The results of our interest rate sensitivity simulation models depend upon a number of assumptions which may prove to be inaccurate. We may not be able to successfully manage our interest rate risk. In addition, increases in market interest rates and/or adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our noninterest income, as a result of reduced demand for residential mortgage loans that we pre-sell.
Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.
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
Changes in or questions about the soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions of and changes in the commercial soundness of other financial institutions. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Such events could materially and adversely affect our results of operations.

2. Credit Risk
Significant increases of nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.
Our nonperforming assets, which consist of non-accrual loans, assets acquired through foreclosure and troubled debt restructurings (TDRs) adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for loan and lease losses which reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from daily operations and other income producing activities. Finally, if our estimate of the allowance for loan and lease losses is inadequate, we will have to increase the allowance for loan and lease losses accordingly, which will have an adverse effect on our earnings. Significant increases in the level of our nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.
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
We are exposed to increased credit losses and credit related expenses in the event of a major natural disaster, other catastrophic event or significant climate change effects.
The occurrence of a major natural or environmental disaster, public health crisis or similar catastrophic event, as well as significant climate change effects such as rising sea levels or wildfires, especially in densely populated geographic areas, could increase our credit losses and credit related expenses. A natural disaster, public health crisis or catastrophic event or other significant climate change effect that either damages or destroys residential or multifamily real estate underlying mortgage loans or REO properties, or negatively affects the ability of borrowers to continue to make payments on loans, could increase our serious delinquency rates and average loan loss severity in the affected areas. Such events could also cause downtowns in economic and market conditions generally, which could have a material adverse effect on our business and financial results. We may not have adequate insurance coverage for some of these natural, catastrophic, public health or climate change-related events.
Concentration of loans in our primary markets may increase our risk.
Our success depends primarily on the general economic conditions and housing markets in the state of Delaware, southeastern Pennsylvania, southern New Jersey and northern Virginia, as a large portion of our loans are made to customers in these markets. This makes us vulnerable to a downturn in the local economy and real estate markets in these areas. Declines in real estate valuations in these markets would lower the value of the collateral securing those loans, which could cause us to realize losses in the event of increased foreclosures. Local economic conditions have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. In addition, weakening in general economic conditions such as inflation, recession, unemployment, natural disasters or other factors beyond our control could negatively affect demand for loans, the performance of our borrowers and our financial results.

If our allowance for loan and lease losses is not sufficient to cover actual loan losses, our earnings will decrease.
We make various assumptions and judgments about the collectability of the loans in our portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan and lease losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan and lease losses may not be sufficient to cover probable or incurred losses in our loan portfolio, resulting in unanticipated losses and additions to our allowance for loan and lease losses. While we believe that our allowance for loan and lease losses was adequate at December 31, 2019, there is no assurance that it will be sufficient to cover future loan and lease losses, especially if there is a significant deterioration in economic conditions. Material additions to our allowance for loan and lease losses could materially decrease our net income.
3. Capital and Liquidity Risk
Our inability to grow deposits in the future could materially adversely affect our liquidity and ability to grow our business.
A key part of our strategy is to grow deposits. The market for deposits is highly competitive, with intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, features and benefits of our products, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to originate and maintain deposits is also highly dependent on the strength of the Bank and the perceptions of customers and others of our business practices and our financial health. Adverse perceptions regarding our reputation could lead to difficulties in attracting and retaining deposits accounts. Negative public opinion could result from actual or alleged conduct in a number of areas, including lending practices, regulatory compliance, inadequate protection of customer information or sales and marketing activities, and from actions taken by regulators or others in response to such conduct.
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
The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2019, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, the Bank may not continue to meet these requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business. In December 2019, the FDIC proposed changes to its brokered deposit rule, but we cannot predict what changes, if any, would be finalized or what the impact on the Bank would be.
We could experience an unexpected inability to obtain needed liquidity.
Liquidity is essential to our business, as we use cash to fund loans and investments, other interest-earning assets and deposit withdrawals that occur in the ordinary course of our business. We also are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Additionally, the operations of our Cash Connect® segment depends on us having access to large amounts of cash.
Our principal sources of liquidity include customer deposits, FHLB borrowings, brokered certificates of deposit, sales of loans, repayments to the Bank from borrowers and paydowns and sales of investment securities. Our ability to obtain funds from these sources could become limited, or our costs to obtain such funds could increase, due to a variety of factors, including changes in our financial performance, the imposition of regulatory restrictions on us, or adverse developments in the capital markets, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole. If our ability to obtain necessary funding is limited or the costs of such funding increase, our ability to meet our obligations or grow our banking business would be adversely affected and our financial condition and results of operations could be harmed.

Restrictions on our subsidiaries’ ability to pay dividends to us could negatively affect our liquidity and ability to pay dividends.
We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock, and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank and certain of our nonbank subsidiaries may pay us, and the OCC may block dividend payments by the Bank. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our subsidiaries to pay dividends to us could have a material adverse effect on our liquidity and on our ability to pay dividends on our common stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels; we may not be able to make dividend payments to our common stockholders.
4. Compliance Risk
We are subject to extensive regulation which could have an adverse effect on our operations.
We are subject to extensive federal and state regulation, supervision and examination governing almost all aspects of our operations. The laws and regulations governing our business are intended primarily to protect depositors, our customers, the public, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, and not our stockholders or holders of our debt. The Federal Reserve is the primary federal regulator for the Company and the OCC is the Bank’s primary regulator. The banking laws, regulations and policies applicable to us govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, and general business operations, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, establishment of new offices and the maximum interest rate that may be charged by law. In addition, federal and state banking regulators have broad authority to supervise our banking business, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation or administrative order. Failure to appropriately comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.
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
Some of the regulatory changes mandated by the Dodd-Frank Act have increased our expenses, decreased our revenues and changed the activities in which we choose to engage. The Dodd-Frank Act as amended by the Economic Growth Act impose various requirements on banking organizations with more than $10 billion in total consolidated assets and exempt those with fewer assets from some obligations. As of December 31, 2019, we exceeded the $10 billion threshold, after the acquisition of Beneficial and accordingly we have become subject to requirements from which we had been or would have been exempt. Among other things, we will become subject to limits on interchange fees that we may charge on debit card transactions, and we are now under the jurisdiction of the CFPB regarding consumer finance laws. We will remain subject to the Volcker Rule, and certain amendments to the capital rules that benefit small community institutions do not extend to us. Additional compliance costs may adversely affect our business, results of operations, financial condition or prospects.
Certain of our subsidiaries are registered with the SEC as investment advisers and, as such, are subject to regulation, supervision and enforcement by the SEC under the Investment Advisers Act.
We face a risk of noncompliance and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. These laws and regulations also provide that we are ultimately responsible to ensure our third party vendors adhere to the same laws and regulations. In addition to other bank regulatory agencies, FinCEN is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, CFPB, Drug Enforcement Administration, and Internal Revenue Service.

We are also subject to increased scrutiny of compliance with the rules enforced by OFAC regarding, among other things, the prohibition on transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. If our policies, procedures and systems or those of our third party vendors are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. Adverse findings in an evaluation of an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.
The fiscal, monetary and regulatory policies of the federal government and its agencies could have a material adverse effect on our results of operations.
The Federal Reserve regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Congress controls fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers. Changes in Federal Reserve policies, fiscal policy, and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.
The intention of the United Kingdom’s FCA to cease support of LIBOR after 2021 could negatively affect the fair value of our financial assets and liabilities, results of operations and net worth. A transition to an alternative reference interest rate could present operational problems and result in market disruption, including inconsistent approaches for different financial products, as well as disagreements with counterparties.
Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and no later than December 31, 2021, we cannot predict whether LIBOR will actually cease to be available after 2021, whether SOFR will become the market benchmark in its place or what impact such a transition may have on our business, results of operations and financial condition.
The selection of SOFR as the alternative reference rate for these products currently presents certain market concerns because SOFR (unlike LIBOR) does not have an inherent term structure. A methodology has been developed to calculate SOFR-based term rates, and the Federal Reserve Bank of New York has said that it will publish such rates daily in the early part of 2020. However, the methodology has not been tested, and the market reaction is not foreseeable. In addition, SOFR may not be a suitable alternative to LIBOR for all of our financial products, and it is uncertain what other rates might be appropriate for that purpose. It is uncertain whether these other indices will remain acceptable alternatives for such products, or how long it will take us to develop the systems and processes necessary to purchase adjustable rate mortgages tied to SOFR or other new indices.
The replacement of LIBOR also may result in economic mismatches between different categories of instruments that now consistently rely on the LIBOR benchmark. For example, the SOFR-based term rates that ARRC has developed for adjustable rate mortgages would be calculated in a different way and with different results than calculations of the SOFR-based term rates for floating rate notes and securitizations.
We have a significant amount of financial products, including mortgage loans, mortgage-related securities, other debt securities and derivatives, that are tied to LIBOR, and we continue to enter into transactions involving such products that will mature after 2021. Inconsistent approaches to a transition from LIBOR to an alternative rate among different market participants and for different financial products may cause market disruption and operational problems, which could adversely affect us, including by exposing us to increased basis risk and resulting costs in connection, and by creating the possibility of disagreements with counterparties.

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
WSFS and WSFS Bank have over $10 billion in total consolidated assets as a result of the mergers, which will lead to increased regulatory scrutiny.
Banking and thrift organizations with $10 billion or more in assets are subject to debit card interchange fee restrictions set forth in section 1075 of the Dodd-Frank Act, known as the Durbin Amendment, and implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that an issuer may receive per transaction at the sum of 21 cents plus five basis points. An issuer that adopts certain fraud prevention procedures may charge an additional one cent per transaction. Debit card issuers with less than $10 billion in total consolidated assets, are exempt from these interchange fee restrictions. For issuers originally under the $10 billion asset threshold but that expand above it, the exemption ceases to apply as of July 1st of the year following the calendar year in which the issuer has total consolidated assets of $10 billion or more at year-end. In March 2019, the Bank merged with Beneficial Bank, and as of December 31, 2019, held approximately $12.3 billion in assets. As a result, the Bank will become subject to the interchange restrictions of the Durbin Amendment beginning July 1, 2020. WSFS is evaluating and monitoring the financial impact of becoming subject to the Durbin Amendment.
Additionally, an insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB. Under its current policies, the CFPB will assert jurisdiction in the first quarter after the call reports of merging insured depository institutions, on a combined basis, show total consolidated assets of $10 billion or more for four consecutive quarters, including quarters ended prior to the mergers. As a result, WSFS Bank becomes subject to CFPB supervision, examination, and enforcement at the beginning of the first quarter of 2020.
Other regulatory requirements apply, and have previously applied, to insured depository institution holding companies and insured depository institutions with $10 billion or more in total consolidated assets. Congress and/or regulatory agencies may impose new requirements or surcharges on such institutions in the future. The Economic Growth Act, includes provisions that, as they are implemented, relieve banking organizations with less than $10 billion in total consolidated assets (and that satisfy certain other conditions) from risk-based capital requirements, restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule, and certain other regulatory requirements. By exceeding $10 billion in total consolidated assets, WSFS and WSFS Bank will not qualify for any of this relief.
There is no assurance that the benefits of the mergers will outweigh the regulatory costs resulting from WSFS and WSFS Bank growing to more than $10.0 billion in total consolidated assets.
5. Operational Risk
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

Our results of operations and financial condition could be materially adversely affected if our Cash Connect® segment’s policies, procedures and controls are inadequate to prevent a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through insurance.
The profitability of our Cash Connect® segment depends to a large degree on its ability to accurately and efficiently distribute, track, and settle large amounts of cash to its customers’ ATMs which, in turn, depends on the successful implementation and monitoring of a comprehensive system of financial and operational controls that are designed to help prevent, detect, and recover any potential loss of funds. These controls require the implementation and maintenance of complex proprietary software, the ability to track and monitor an extensive network of armored car companies, and the ability to settle large amounts of electronic funds transfers (EFT) from various ATM networks. There is a risk that those associated with armored car companies, ATM networks and processors, ATM operators, or other parties may misappropriate funds belonging to Cash Connect®. Cash Connect® has experienced such occurrences in the past. If our Cash Connect® division’s established policies, procedures and controls are inadequate, or not properly executed to prevent or detect a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through any insurance maintained by us, our results of operations or financial condition could be materially affected.
System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.
Failures in, or breaches of, our computer systems and network infrastructure, or those of our third party vendors or other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Cybersecurity breaches and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and damage to our reputation, and may discourage current and potential customers from using our Internet banking services. Our security measures, including firewalls and penetration testing, may not prevent or detect future potential losses from system failures or cybersecurity breaches.
In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of our third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. In particular, the technologies and digital solutions we have introduced as part of our Delivery Transformation initiative, including our enhanced website and personalized messaging app, are susceptible to these events. We and our third-party service providers have experienced all of these events in the past and expect to continue to experience them in the future. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, regulatory enforcement action, damage to our reputation, loss of customers and business or a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, we cannot be sure this will be the case in the future. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. Our early detection and response mechanisms may be thwarted by sophisticated attacks and malware designed to avoid detection.

We rely on third parties for certain important functions. Any failures by those vendors and service providers could disrupt our business operations or expose us to loss of confidential information or intellectual property.
Our use of third-party service providers exposes us to the risk of failures in their risk and control environments. We outsource certain key functions to external parties, including some that are critical to financial reporting (including our use of hedge accounting), valuations, our mortgage-related investment activity, loan underwriting, and loan servicing. We may enter into other key outsourcing relationships in the future and continue to expand our existing reliance on third-party service providers. If one or more of these key external parties were not able to perform their functions for a period of time, perform them at an acceptable service level or handle increased volumes, or if one of them experiences a disruption in its own business or technology from any cause, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of third-party service providers also exposes us to the risk of losing intellectual property or confidential information and to other harm, including to our reputation. Our ability to monitor the activities or performance of third-party service providers may be constrained, which may make it difficult for us to assess and manage the risks associated with these relationships.
Impairment of goodwill and/or intangible assets could require charges to earnings, which could negatively impact our results of operations.
Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions. We evaluate goodwill and intangibles for impairment at least annually. Although we have determined that goodwill and other intangible assets were not impaired during 2019, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. Any future write-down of the goodwill or intangible assets could result in a material charge to earnings.
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
Recently adopted accounting guidance with respect to CECL could increase our allowance for credit losses and provision for credit losses.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. The Company adopted this amendment on January 1, 2020. This new accounting standard could during any period of loan growth: result in a significant increase in the allowance for credit losses; through the increased provision, result in negative adjustment to retained earnings and, correspondingly, our regulatory capital levels; and enhance volatility in loan loss provision and allowance levels from quarter to quarter and year to year, especially during times when the economy is in transition.
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
Actual outcomes, losses and related expenses of pending legal proceedings may differ materially from assessments and estimates, and may exceed the amount of any reserves we have established, which could adversely affect our reputation, financial condition and results of operations.
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
Furthermore, we must generally receive federal regulatory approval before we can acquire another insured depository institution or its holding company. In determining whether to approve a proposed acquisition, federal regulators will consider, among other factors, the effect of the acquisition on competition, the financial condition of the acquiring institution and the target, the future prospects of the acquiring institution, including current and projected capital levels, the competence, experience, and integrity of management, compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the Community Reinvestment Act, and the effectiveness of the acquiring institution in combating money laundering. In addition, we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. Consequently, we may not obtain regulatory approval for a proposed acquisition on acceptable terms or at all, in which case we would not be able to complete the acquisition despite the time and expenses invested in pursuing it.
The anticipated benefits and cost savings of the Beneficial merger may not be fully realized.
If we are unable to successfully combine the business of WSFS and Beneficial, the anticipated benefits of the merger, including expected revenue synergies, may not be realized fully, or at all, or may take longer to realize than expected. As with any merger of financial institutions, integration efforts have diverted management attention and resources, and, although we have completed the systems integration and rebranding of Beneficial, there may be business disruptions that affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. These integration matters could have an adverse effect on WSFS for an undetermined period following the completed systems integration of Beneficial.

We expect to continue to incur substantial expenses related to the Beneficial merger.
Although we have completed the systems integration of Beneficial, we expect to continue to incur substantial expenses in connection with combining the business, operations, networks, systems, technologies, policies and procedures of Beneficial. Although we have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of combination expenses. Due to these factors, the transaction and combination expenses associated with the merger could exceed the savings we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the consummation of the merger. As a result of these expenses, we expect to continue to take charges against our earnings even though the merger and systems integration are complete, and the aggregate amount and timing of such charges are uncertain at present.
The anticipated benefits of our Delivery Transformation initiative may not be fully realized.
We have devoted substantial resources to our strategic Delivery Transformation initiative. The success of this initiative will depend on, among other things, our ability to upgrade our technology and digital solutions in a manner that improves experiences of customers and employees. If we are unable to successfully achieve this objective, the anticipated benefits of the Delivery Transformation initiative may not be realized fully, or at all, or may take longer to realize than expected. Additionally, the implementation of new technologies and digital solutions may cause business disruptions that affect our ability to maintain relationships with clients, customers, depositors and employees and could have an adverse effect on WSFS for an undetermined period.
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
Our Associates are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. We invest significantly in recruitment, training, development and talent management as our Associates are the cornerstone of our model. If we were unable to continue to attract and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be materially adversely affected. As economic conditions improve, we may face increased difficulty in retaining top performers and critical skilled employees. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within WSFS or could not be sourced in the market, our ability to manage our business may be hindered or impaired.

7. Reputation Risk
Damage to our reputation could significantly harm our businesses.
Our ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by our reputation. Public perception of the financial services industry declined as a result of the recent economic downturn and related government response, and we face increased public and regulatory scrutiny as a result. Adverse developments with respect to the financial services industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely impact our financial condition and results of operations.
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
In particular, the success of our Wealth Management segment is highly dependent on reputation. Our Wealth Management segment derives the majority of its revenue from noninterest income which consists of trust, investment and other servicing fees, and our ability to attract trust and wealth management clients is highly dependent upon external perceptions of this segment’s level of service, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage the division’s and our reputation among existing customers and corporate clients, which could make it difficult for the Wealth Management segment to attract new clients and maintain existing ones.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located at 500 Delaware Ave., Wilmington, Delaware where we lease 81,052 square feet of space. At December 31, 2019, we conducted our business through 93 full-service branches located in Delaware, southeastern Pennsylvania and southern New Jersey. We owned 34 of our branches while all other facilities were leased.
In addition to our branch network, we lease office space for five loan production offices located in Delaware, southeastern Pennsylvania and Virginia and we lease 20 other facilities in Delaware, southeastern Pennsylvania and Nevada to house operational activities, Cash Connect® and our Wealth Management businesses. At December 31, 2019, our premises and equipment had a net book value of $104.5 million. All of these properties are generally in good condition and are appropriate for their intended use.
While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion.
For additional detail regarding our properties and equipment, see Note 9 to the Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 25 to the Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is traded on the Nasdaq Global Select Market under the symbol “WSFS.” At February 21, 2020, we had 3,510 registered common stockholders of record.
The closing market price of our common stock at February 21, 2020 was $40.89.
Dividends
For a discussion of dividend restrictions on our common stock, or of restrictions on dividends from the Company's subsidiaries to the Company, see “Item 1. Business - Regulation - Regulation of the Company - Dividends” and “Item 1. Business - Regulation - Regulation of WSFS Bank - Dividends Restrictions.”
Securities Authorized for Issuance Under Equity Compensation Plans
Shown below is information as of December 31, 2019 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	430,736	$34.33	1,129,687
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	430,736	$34.33	1,129,687
(1)Plans approved by stockholders include the 2005 Incentive Plan, as amended, the 2013 Incentive Plan and the 2018 Incentive Plan.
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
The following table provides information regarding our purchases of common stock during the fourth quarter of 2019.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1, 2019 - October 31, 2019	300,000	$43.40	300,000	1,606,338
November 1, 2019 - November 30, 2019	246,750	43.90	246,750	1,359,588
December 1, 2019 - December 31, 2019	355,000	43.81	355,000	1,004,588
Total	901,750	43.70	901,750

COMPARATIVE STOCK PERFORMANCE GRAPH
The graph and table which follow show the yearly percentage change in the cumulative total return on our common Stock over the last five years compared with the cumulative total return of the Dow Jones Total Market Index, the Nasdaq Bank Index and KBW Bank Index over the same period as obtained from Bloomberg L.P. At December 31, 2019, we added KBW Bank Index to our common stock comparative performance graph to better reflect another comparable index due to our merger with Beneficial. Cumulative total return on our common Stock or the indices equals the total increase in value since December 31, 2014, assuming reinvestment of all dividends paid into the common Stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2014 in our common Stock and in each of the indices. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
December 31, 2014 through December 31, 2019
Dollars
200
150
100
50
0
2014
2015
2016
2017
2018
2019
WSFS Financial Corporation
Dow Jones Total Market Index
Nasdaq Bank Index
KBW Bank Index

	December 31, 2014 through December 31, 2019 Cumulative Total Return
	2014	2015	2016	2017	2018	2019
WSFS Financial Corporation	$100	$127	$184	$191	$152	$179
Dow Jones Total Market Index	100	100	113	137	130	170
Nasdaq Bank Index	100	109	150	158	133	165
KBW Bank Index	100	100	129	153	126	172

ITEM 6. SELECTED FINANCIAL DATA
The following sets forth certain of our financial and statistical information for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. This data should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

(Dollars in thousands, except per share and branch data)	2019	2018	2017	2016	2015
At December 31,
Total assets	$12,256,302	$7,248,870	$6,999,540	$6,765,270	$5,584,719
Net loans and leases(1)(6)	8,508,336	4,889,237	4,807,373	4,499,157	3,795,141
Investment securities(2)	2,078,515	1,355,029	998,685	958,266	886,891
Other investments(3)	91,350	57,662	52,863	48,887	34,798
Total deposits	9,586,857	5,640,431	5,247,604	4,738,438	4,016,566
Borrowings(4)	323,672	534,389	772,624	1,048,386	812,200
Trust preferred borrowings	67,011	67,011	67,011	67,011	67,011
Senior debt	98,605	98,388	98,171	152,050	53,757
Noncontrolling interest	(815)	—	—	—	—
Stockholders’ equity of WSFS	1,850,306	820,920	724,345	687,336	580,471
Number of full-service branches	93	58	58	60	51
For the Year Ended December 31,
Interest income	$521,092	$292,973	$254,726	$216,578	$182,576
Interest expense	76,144	46,499	33,455	22,833	15,776
Net interest income	444,948	246,474	221,271	193,745	166,800
Noninterest income	188,109	162,541	124,644	105,061	90,256
Noninterest expenses	413,127	225,047	226,461	188,666	165,460
Provision for loan and lease losses	25,560	13,170	10,964	12,986	7,790
Provision for income taxes	46,452	36,055	58,246	33,074	30,273
Net income	$147,918	$134,743	$50,244	$64,080	$53,533
Net loss attributed to noncontrolling interest	(891)	—	—	—	—
Net income attributable to WSFS	$148,809	$134,743	$50,244	$64,080	$53,533
Earnings per share allocable to common stockholders:
Basic	$3.02	$4.27	$1.60	$2.12	$1.88
Diluted	$3.00	$4.19	$1.56	$2.06	$1.85
Interest rate spread	4.15%	3.87%	3.81%	3.79%	3.79%
Net interest margin	4.44	4.09	3.95	3.88	3.87
Efficiency ratio	65.13	54.84	64.91	62.52	57.79
Noninterest income as a percentage of total revenue(5)	29.66	39.61	35.72	34.81	31.53
Return on average assets	1.30	1.92	0.74	1.06	1.05
Return on average equity	8.91	17.63	6.92	10.03	10.24
Return on average tangible common equity(7)	13.48	23.72	9.74	12.85	11.92
Average equity to average assets	14.56	10.90	10.64	10.57	10.31
Tangible common equity to tangible assets(7)	10.97	8.99	7.87	7.55	8.84
Ratio of nonperforming assets to total assets	0.32	0.66	0.84	0.60	0.71
Ratio of allowance for loan and lease losses to total gross loans and leases	0.56	0.81	0.84	0.89	0.98
Ratio of allowances for loan and lease losses to nonaccruing loans	208	132	111	174	175
Ratio of charge-offs to average gross loans and leases	0.22	0.29	0.22	0.25	0.29
(1)Includes loans held for sale and reverse mortgages.
(2)Includes securities available for sale and held to maturity.
(3)Includes equity investments as well as interest bearing deposits in other banks and FHLB stock.
(4)Borrowings consist of FHLB advances, federal funds purchased and other borrowed funds.
(5)Computed on a fully tax-equivalent basis.
(6)Net of unearned income.
(7)Ratio is a non-GAAP financial measure. See “Reconciliation of non-GAAP financial measures included in Item 6.”

Reconciliation of non-GAAP financial measures included in Item 6
We prepare our financial statements in accordance with U.S. GAAP. To supplement our financial information presented in accordance with U.S. GAAP, we provide the following non-GAAP financial measures: return on average tangible common equity and the tangible common equity to tangible assets ratio. We believe these measures provide investors with useful information for understanding of the Company’s performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(Dollars in thousands, except ratio data)	2019	2018	2017	2016	2015
At December 31,
Period End Tangible Assets
Period end assets	$12,256,302	$7,248,870	$6,999,540	$6,765,270	$5,584,719
Less: Goodwill and intangible assets	568,745	186,023	188,444	191,247	95,295
Tangible assets	$11,687,557	$7,062,847	$6,811,096	$6,574,023	$5,489,424
Period End Tangible Common Equity
Period end Stockholder’s equity of WSFS	$1,850,306	$820,920	$724,345	$687,336	$580,471
Less: Goodwill and intangible assets	568,745	186,023	188,444	191,247	95,295
Tangible common equity	$1,281,561	$634,897	$535,901	$496,089	$485,176
Tangible common equity to tangible assets	10.97%	8.99%	7.87%	7.55%	8.84%
Period End Tangible Income
GAAP net income attributable to WSFS	$148,809	$134,743	$50,244	$64,080	$53,533
Tax effected amortization of intangible assets	7,373	2,164	1,954	1,621	1,201
Net tangible income	$156,182	$136,907	$52,198	$65,701	$54,734
Average Tangible Common Equity
Average stockholder’s equity	$1,670,869	$764,489	$725,763	$638,624	$522,925
Less: Average goodwill and intangible assets	512,187	187,297	189,784	127,168	63,887
Average tangible common equity	$1,158,682	$577,192	$535,979	$511,456	$459,038
Return on average tangible common equity	13.48%	23.72%	9.74%	12.85%	11.92%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies continuously operating under the same name in the U.S. With $12.3 billion in assets and $20.7 billion in assets under management (AUM) and assets under administration (AUA) as of December 31, 2019, WSFS Bank is the largest locally-headquartered community bank in the Delaware and greater Philadelphia region. As a federal savings bank, which was formerly chartered as a state mutual savings bank, WSFS Bank enjoys broader fiduciary powers than most other financial institutions. A fixture in the community, WSFS Bank has been in operation for more than 188 years. In addition to its focus on stellar customer experiences, WSFS Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed banking institution. We state our mission simply: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
Our banking business had a total loan portfolio of $8.5 billion, which is primarily commercial lending funded by customer-generated deposits. We have built a $6.3 billion commercial loan portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits, as well as through our digital banking platforms. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches and mortgage and title services through those branches and through WSFS Mortgage. WSFS Mortgage is a mortgage banking company and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.
Our leasing business is conducted by NewLane Finance Company (NewLane Finance), which was formerly Neumann Finance Company. During the third quarter of 2019, the leasing operations of NewLane Finance and Beneficial Equipment Finance Corporation (BEFC) were combined and all new leases are now originated at NewLane Finance. NewLane Finance originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas.
Our Cash Connect® segment is a premier provider of ATM vault cash, smart safe and other cash logistics services in the U.S. Cash Connect® manages $1.4 billion in total cash and services approximately 27,900 non-bank ATMs and approximately 3,200 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates 473 branded ATMs for WSFS Bank, which has one of the largest branded ATM networks in our market.
As a provider of ATM Vault Cash to the U.S. ATM industry, Cash Connect® is exposed to substantial operational risk, including theft of cash from ATMs, armored vehicles, or armored carrier terminals, as well as general risk of accounting errors or fraud. This risk is managed through a series of financial controls, automated tracking and settlement systems, contracts, and other risk mitigation strategies, including both loss prevention and loss recovery strategies. Throughout its 19-year history, Cash Connect® periodically has been exposed to theft from armored courier companies and consistently has been able to recover losses through its risk management strategies, although there can be no guarantees that we will be able to recover future losses.
Our Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients through multiple integrated businesses. Combined, these businesses had $20.7 billion of AUM and AUA at December 31, 2019. WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high net worth individuals. The trust division of WSFS Bank (doing business as WSFS Institutional Services) provides personal trust and fiduciary services, as well as, trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high net worth clients by delivering credit and deposit products and partnering with other wealth management units to provide comprehensive solutions to clients.

As a provider of trust services, our Wealth Management segment is exposed to operational, reputation-related, and legal risks due to the inherent complexity of the trust business. To mitigate these risks, we rely on the hiring, development, and retention of experienced Associates, financial controls, managerial oversight, and other risk management practices. Also, from time to time our trust business may give rise to disputes with clients and we may be exposed to litigation which could result in significant costs. The ultimate outcome of any litigation is uncertain.
As of December 31, 2019, we service our customers primarily from our 118 offices located in Pennsylvania (55), Delaware (45), New Jersey (16) Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com, and our mobile app.
RESULTS OF OPERATIONS

2018 compared with 2017

For a discussion of our results for the year ended December 31, 2018 compared to the year ended December 31, 2017, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the SEC on February 28, 2019.
2019 compared with 2018
We recorded net income attributable to WSFS of $148.8 million, or $3.00 per diluted common share, for the year ended December 31, 2019, an increase of $14.1 million compared to $134.7 million, or $4.19 per diluted common share, for the year ended December 31, 2018. Net interest income for the year ended December 31, 2019 was $444.9 million, an increase of $198.5 million compared to 2018, primarily due to an increase in purchased accounting accretion as a result of our merger with Beneficial, improved positioning in the higher short-term interest rate environment over the last year and our balance sheet optimization. Our provision for loan and lease losses increased $12.4 million in 2019, primarily due to the impact of two legacy WSFS C&I relationships that experienced significant credit events in the second quarter of 2019. Noninterest, or fee income, increased $25.6 million, primarily due to unrealized and realized gains on our investments in Visa Class B shares and Spring EQ, as well as growth in credit/debit card and ATM income, mortgage banking activities, and higher investment management and fiduciary revenue. Finally, operating expenses increased $188.1 million in 2019, primarily reflecting a $65.4 million increase in net corporate development and restructuring costs related to our acquisition of Beneficial, $59.6 million of higher employee-related costs, and $48.9 million in other operating costs (which includes occupancy, equipment, data processing and operations expenses) to support organic and merger-related growth. See the Net Interest Income, Provision for Loan and Lease Losses, Noninterest (Fee) Income, and Noninterest Expense sections below for further information.

Net Interest Income
The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2019			2018
(Dollars in thousands)	Average Balance	Interest & Dividends	Yield/ Rate (1)	Average Balance	Interest & Dividends	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial real estate loans	$2,597,508	$147,486	5.68%	$1,446,161	$78,117	5.40%
Residential loans	934,250	51,882	5.55	234,628	14,595	6.22
Commercial loans and leases	3,383,440	202,660	6.00	2,569,319	133,784	5.22
Consumer loans	1,062,641	59,243	5.58	622,062	32,835	5.28
Loans held for sale	44,620	1,949	4.37	22,699	1,175	5.18
Total loans and leases	8,022,459	463,220	5.78	4,894,869	260,506	5.32
Mortgage-backed securities (3)	1,716,378	48,954	2.85	955,086	26,065	2.73
Investment securities (3)	141,743	4,015	3.39	156,083	4,378	3.40
Other interest-earning assets	176,494	4,903	2.78	46,107	2,024	4.39
Total interest-earning assets	10,057,074	521,092	5.19	6,052,145	292,973	4.86
Allowance for loan and lease losses	(45,288)			(41,874)
Cash and due from banks	111,723			109,324
Cash in non-owned ATMs	365,575			521,785
Bank owned life insurance	38,164			26,192
Other noninterest-earning assets	950,608			346,875
Total assets	$11,477,856			$7,014,447
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$1,903,208	$8,794	0.46%	$1,000,341	$4,523	0.45%
Money market	1,890,042	18,169	0.96	1,474,339	9,854	0.67
Savings	1,437,293	7,053	0.49	551,975	1,030	0.19
Customer time deposits	1,290,813	19,642	1.52	667,203	8,591	1.29
Total interest-bearing customer deposits	6,521,356	53,658	0.82	3,693,858	23,998	0.65
Brokered deposits	266,298	6,417	2.41	284,023	5,070	1.79
Total interest-bearing deposits	6,787,654	60,075	0.89	3,977,881	29,068	0.73
FHLB advances	226,728	5,520	2.43	426,755	8,395	1.97
Trust preferred borrowings	67,011	2,772	4.14	67,011	2,573	3.84
Senior debt	98,492	4,717	4.79	98,275	4,717	4.80
Other borrowed funds (4)	165,506	3,060	1.85	128,639	1,746	1.36
Total interest-bearing liabilities	7,345,391	76,144	1.04	4,698,561	46,499	0.99
Noninterest-bearing demand deposits	2,156,046			1,466,044
Other noninterest-bearing liabilities	305,838			85,353
Stockholders’ equity	1,670,869			764,489
Noncontrolling interest	(288)			—
Total liabilities and stockholders’ equity	$11,477,856			$7,014,447
Excess of interest-earning assets over interest-bearing liabilities	$2,711,683			$1,353,584
Net interest income		$444,948			$246,474
Interest rate spread			4.15%			3.87%
Net interest margin			4.44%			4.09%
See “Notes”
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available for sale at fair value.
(4)Includes federal funds purchased and securities sold under agreement to repurchase.

Net interest income increased $198.5 million, or 81%, to $444.9 million in 2019 compared to 2018, and net interest margin increased to 4.44% in 2019 compared to 4.09% in 2018. The increases in net interest income and margin were primarily due to increased purchased accounting accretion from the acquisition of Beneficial, improved positioning in the higher short-term interest rate environment, disciplined pricing, and effective balance sheet management.

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

Year Ended December 31,	2019 vs. 2018
(Dollars in thousands)	Volume	Yield/Rate	Net
Interest Income:
Commercial real estate loans	$65,128	$4,241	$69,369
Residential loans	39,021	(1,734)	37,287
Commercial loans and leases (1)	46,804	22,072	68,876
Consumer loans	24,447	1,961	26,408
Loans held for sale	983	(209)	774
Mortgage-backed securities	21,693	1,196	22,889
Investment securities (2)	(351)	(12)	(363)
FHLB Stock and deposits in other banks	3,862	(983)	2,879
Favorable (unfavorable)	201,587	26,532	228,119
Interest expense:
Deposits:
Interest-bearing demand	4,168	103	4,271
Money market	3,280	5,035	8,315
Savings	3,035	2,988	6,023
Customer time deposits	9,280	1,771	11,051
Brokered certificates of deposits	(332)	1,679	1,347
FHLB advances	(4,540)	1,665	(2,875)
Trust preferred borrowings	—	199	199
Senior debt	10	(10)	—
Other borrowed funds	582	732	1,314
(Favorable) unfavorable	15,483	14,162	29,645
Net change, as reported	$186,104	$12,370	$198,474
(1)Includes a tax-equivalent income adjustment related to commercial loans.
(2)Includes a tax-equivalent income adjustment related to municipal bonds.

Provision for Loan and Lease Losses
We maintain an allowance for loan and lease losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, which we evaluate in accordance with applicable accounting principles, as discussed further in “Nonperforming Assets.” Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments. For the year ended December 31, 2019, we recorded a provision for loan and lease losses of $25.6 million compared to $13.2 million in 2018. The 2019 increase in the provision for loan and lease losses in comparison with 2018 was primarily due to the impact of two legacy WSFS C&I relationships that experienced significant credit events in 2Q 2019, which resulted in higher levels of provision for loan and lease losses and concurrent charge-offs.
During the years ended December 31, 2019 and 2018, net charge-offs totaled $17.5 million, or 0.22% of average loans, and $14.2 million or 0.29% of average loans, respectively.
Noninterest (Fee) Income
Fee income increased $25.6 million, or 16%, to $188.1 million in 2019 from $162.5 million in 2018. Excluding the non-routine and other one-time items listed in the table below, fee income increased $23.6 million, or 17%, to $161.6 million in 2019 from $138.0 million in 2018.

	Twelve months ended
(Dollars in thousands)	December 31, 2019	December 31, 2018
Noninterest income (GAAP)	$188,109	$162,541
Less: Securities gains, net	333	21
Less: Unrealized gains on equity investment	26,175	20,745
Less: Gain on sale of Visa Class B shares	—	3,757
Adjusted noninterest income (non-GAAP) (1)	$161,601	$138,018
(1)Adjusted noninterest income is a non-GAAP financial measure. The Company’s management believes that non-GAAP measures provide a useful understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and changes in the periods presented. The Company’s management believes that investors may use these non-GAAP measures to analyze the Company’s performance without the impact of unusual items or events that may obscure trends in the Company’s underlying performance. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.

The increase of $23.6 million in adjusted noninterest income in 2019 reflects the impact of new products and expanded revenue sources primarily as a result of the Beneficial acquisition. This income is primarily comprised of the following (in descending order of magnitude):
•a $6.5 million increase in credit/debit card and ATM income, reflecting growth due to expanded revenue sources in our Cash Connect® business, higher interchange income, and the impact of a larger customer base due to the Beneficial acquisition;
•a $4.8 million increase in mortgage banking activities and $4.2 million in deposit service charges, which reflects the larger customer base due to the Beneficial acquisition;
•a $3.1 million increase in other non-interest income, primarily due to continued growth in the bailment, cash management and smart safe in our Cash Connect® business, and income related to a non-recurring transfer of client accounts to a departing Wealth investment adviser, in accordance with the buy-out provisions of the adviser's contract received during the first quarter of 2019; and
•a $2.8 million increase in investment management and fiduciary revenue, primarily due to our AUM businesses generating higher year-over-year investment advisory fees, as they benefited from improvements in market valuations and strong net inflows.

Noninterest Expenses
Noninterest expense in 2019 increased $188.1 million to $413.1 million from $225.0 million in 2018. Excluding the non-routine and other one-time items listed in the table below, noninterest expense increased $113.6 million, or 50%, to $341.8 million in 2019 from $228.2 million in 2018.

	Twelve months ended
(Dollars in thousands)	December 31, 2019	December 31, 2018
Noninterest expenses (GAAP)	$413,127	$225,047
Less: Recovery of legal settlement	—	(7,938)
Recovery of fraud loss	(463)	(1,675)
Corporate development expense (1)	55,697	6,456
Restructuring expense (1)	16,133	—
Adjusted noninterest expenses (non-GAAP) (2)	$341,760	$228,204
(1)Corporate development and restructuring expenses in 2019 and 2018 were primarily attributable to our merger with Beneficial.
(2)Adjusted noninterest expense is a non-GAAP financial measure. The Company’s management believes that non-GAAP measures provide a useful understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and changes in the periods presented. The Company’s management believes that investors may use these non-GAAP measures to analyze the Company’s performance without the impact of unusual items or events that may obscure trends in the Company’s underlying performance. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.
Adjusted noninterest expense in 2019 excludes (i) an insurance recovery related to a previously disclosed $2.8 million fraud loss recognized in 2017 and (ii) corporate development and restructuring expenses relating to our merger with Beneficial.
The increase of $113.6 million in adjusted noninterest expense in 2019 supported organic and merger-related growth as a result of the acquisition of Beneficial. These expenses were primarily comprised of the following (in descending order of magnitude):
•a $59.6 million increase in employee-related costs to support overall franchise growth and the impact of the Beneficial acquisition. The increase of employee-related costs also includes $1.8 million related to the previously disclosed transition of the Executive Chairman of the Board of Directors as part of long-term succession planning; and
•a $48.9 million increase in other operating costs (which includes occupancy, equipment, data processing and operations expenses) to support overall franchise growth and the impact of the Beneficial acquisition. The increase in other operating costs also includes $1.1 million from damage resulting from a fire at a branch location during the fourth quarter of 2019, for which we are actively working with insurance carriers to recover the loss.

Income Taxes
We recorded $46.5 million of income tax expense for the year ended December 31, 2019 compared to income tax expense of $36.1 million for the year ended December 31, 2018. The effective tax rates for the years ended December 31, 2019 and 2018 were 23.9% and 21.1%, respectively. The effective tax rate for year ended December 31, 2019 increased primarily due to non-deductible expenses associated with the acquisition of Beneficial. Nondeductible acquisition costs of $9.1 million were recognized during the year ended December 31, 2019 compared to $3.0 million for the comparable period in 2018. Further, the tax benefit related to stock-based compensation activity for the year ended December 31, 2019 pursuant to ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation (Topic 718), decreased compared to the prior year. The tax benefit recognized during the year ended December 31, 2019 was $2.0 million compared to $3.5 million for the comparable period in 2018.
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

SEGMENT INFORMATION
For financial reporting purposes, our business has three reporting segments: WSFS Bank, Cash Connect®, and Wealth Management. The WSFS Bank segment provides loans and leases and other financial products to commercial and retail customers. Cash Connect® provides ATM vault cash, smart safe and other cash logistics services in the U.S through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide. The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients.
WSFS Bank Segment
The WSFS Bank segment income before taxes increased $26.5 million, or 20%, in 2019 compared to 2018 due primarily to an increase in external net interest income of $200.2 million, or 84%, reflecting the Beneficial acquisition, strong organic portfolio growth, continued optimization of our balance sheet mix, and continued strong performance in our purchased loan portfolio. External noninterest income increased $22.0 million, or 31%, primarily due to the unrealized gains on equity investments from our investments in Visa Class B shares and Spring EQ. These increases were partially offset by an increase in external operating expenses of $176.1 million or 102%, primarily driven by higher costs for compensation expense related to higher associate headcount as we expanded our branch network and areas served as a result of the Beneficial acquisition, as well as to support the growth of the business and superior performance against peer groups and high Strategic Plan goals, higher infrastructure costs also associated with business growth, and a $12.0 million increase in the provision for loan and lease losses, reflecting the impact of the two legacy WSFS C&I relationships previously mentioned.
Cash Connect® Segment
The Cash Connect® segment income before taxes remained relatively flat at $6.1 million in 2019 and 2018. During 2019, the Cash Connect® segment transitioned a large, low-margin bailment customer, resulting in a reduction in bailment revenue, while retaining servicing of the portfolio. This volume was offset by adding new and growing existing relationships, which improved margin. Cash Connect®'s focused on improving margin and moving to off balance sheet cash resulted in a full-year 2019 ROA of 1.29%, an increase of over 40 bps in comparison with full-year 2018. Cash Connect® had $1.4 billion and $1.0 billion in total cash managed at December 31, 2019 and 2018, respectively. At year-end 2019, Cash Connect® serviced approximately 27,900 non-bank ATMs and approximately 3,200 retail smart safes nationwide compared to approximately 24,300 non-bank ATMs and approximately 2,300 smart safes at year-end 2018.
Wealth Management Segment
The Wealth Management segment income before taxes decreased $3.0 million in 2019 compared to 2018. External operating expense increased $9.0 million compared to 2018, which includes the impact of a previously disclosed $7.9 million insurance recovery that occurred during the third quarter of 2018. Excluding this recovery, external operating expense increased $1.1 million compared to 2018, which was primarily driven by higher compensation costs resulting from the addition of six wealth advisers and three private bankers to support our expansion into the Pennsylvania and New Jersey markets and higher variable incentive compensation costs. External fee income increased $3.1 million, or 8%, reflecting growth in several business lines, in both our expanded local footprint and national businesses.

Segment financial information for the years ended December 31, 2019, 2018 and 2017 is provided in Note 22 to the Consolidated Financial Statements.

FINANCIAL CONDITION
Total assets increased $5.0 billion, or 69%, to $12.3 billion as of December 31, 2019, compared to $7.2 billion as of December 31, 2018. These increases are primarily comprised of the following (in descending order of magnitude):
•Loans, net of allowance: Loans, net of allowance, increased $3.6 billion, or 73%. Excluding $3.3 billion of loans and leases acquired from Beneficial (balance as of December 31, 2019), loans increased $222.1 million, reflecting organic increases of $94.0 million in consumer loans, $66.3 million in commercial and industrial (C&I loans), $65.4 million in construction loans, and $14.2 million in commercial real estate loans, partially offset by a decrease of $12.6 million in residential loans.
•Investment securities, available for sale: Investment securities, available for sale increased $739.8 million or 61%. Excluding $619.8 million of securities acquired from Beneficial, investment securities available for sale increased by $120.0 million, primarily due to additional purchases as part of our balance sheet optimization plan.
•Goodwill: Goodwill increased $306.8 million to $472.8 million due to the acquisition of Beneficial.
•Other assets: Other assets increased $197.3 million, primarily from $166.2 million in right-of-use lease assets due to the adoption of ASU 2016-01 ($121.3 million at the time of adoption) in addition to an increase in deferred tax assets as of result of the Beneficial acquisition.
•Intangible assets: Intangible assets increased $75.9 million due to the acquisition of Beneficial.
•Premises and equipment: Premises and equipment increased $59.5 million. Excluding $69.9 million acquired from Beneficial, premises and equipment decreased $10.4 million primarily due to fixed asset disposals from the sale of five legacy Beneficial Bank retail banking offices in New Jersey to The Bank of Princeton, which occurred in the second quarter of 2019.
•Loans, held for sale: Loans, held for sale are recorded at fair value and increased $58.6 million due to increased volume due to a larger footprint as a result of the Beneficial acquisition and seasonality.
•Cash and cash equivalents: Cash and cash equivalents decreased $49.0 million, or 8%, primarily due to Cash in non-owned ATMs, which decreased $77.1 million, or 16%, to $407.5 million due to improved cash optimization by Cash Connect®, which was partially offset by an increase of $29.1 million in Cash and due from banks.
•Other investments: Other investments increased $32.8 million, or 88%, primarily due to unrealized gains on our investments in Visa Class B shares and Spring EQ.
•Bank-owned life insurance: Bank-owned life insurance increased $23.6 million, or 353%, due to $82.5 million of BOLI policies acquired from Beneficial, partially offset by the surrender of $59.7 million of the acquired Beneficial BOLI policies during the second quarter of 2019.
Total liabilities increased $4.0 billion, or 62%, to $10.4 billion at December 31, 2019 compared to the prior year, primarily comprised of the following (in descending order of magnitude).
•Customer Deposits: Customer Deposits (excludes brokered deposits) increased $3.9 billion, or 72%, to $9.3 billion. Core deposit relationships increased $3.2 billion, or 67%, and customer time deposits increased $683.7 million, or 102%, primarily due to the acquisition of Beneficial. Excluding $3.6 billion of deposits acquired from Beneficial (balance as of December 31, 2019), deposits increased $256.5 million, primarily reflecting increases of $130.7 million in no- and low-cost checking deposit accounts, $117.1 million in money market accounts, and $23.5 million in customer time deposits, offset by a decline of $14.7 million in savings deposits.
The table below depicts the changes in customer deposits during the last two years:

	Year Ended December 31,
(Dollars in millions)	2019	2018
Beginning balance	$5,443	$5,015
Interest credited	54	24
Deposit inflows (outflows), net(1)	3,842	404
Ending balance	$9,339	$5,443
(1)Includes $3.6 billion (balance as of December 31, 2019) of deposits acquired from Beneficial.

•Other liabilities: Other liabilities increased $241.7 million, primarily from $181.8 million in lease liabilities due to the adoption of ASU 2016-01 ($132.3 million at the time of adoption) in addition to increases in accrued expenses and retirement plan liabilities as of result of the Beneficial acquisition.
•Borrowings and brokered deposits: Borrowings and brokered deposits decreased by $160.6 million. Included in the decrease was a $215.8 million decrease in FHLB advances, primarily due to our balance sheet optimization related to our acquisition of Beneficial, partially offset by higher Fed funds purchased, which increased $37.0 million, due to a change in our funding mix between the Fed funds and FHLB advances. We did not have any securities sold under repurchase agreements at December 31, 2019.
Stockholders’ Equity
Stockholders’ equity increased $1.0 billion to $1.9 billion at December 31, 2019 compared to $820.9 million at December 31, 2018, primarily due to the re-issuance of $950.0 million of treasury stock in connection with the acquisition of Beneficial, and $148.8 million from the result of earnings during the year. These increases in stockholders' equity were partially offset by $97.2 million related to share repurchases and $22.5 million in common stock dividends paid during 2019.

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

The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2019 are shown in the following table:

(Dollars in thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Interest-rate sensitive assets:
Commercial loans (2)	$2,110,471	$1,075,184	$301,841	$3,487,496
Residential loans (1) (2)	1,683,767	1,363,987	780,993	3,828,747
Mortgage-backed securities	348,045	912,673	648,765	1,909,483
Consumer loans (2)	550,105	346,919	207,615	1,104,639
Investment securities	112,111	104,417	21,467	237,995
Loans held for sale (2)	83,872	—	—	83,872
Reverse mortgage loans	1,506	9,374	5,741	16,621
Total interest-rate sensitive assets:	4,889,877	3,812,554	1,966,422	10,668,853
Interest-rate sensitive liabilities:
Money market and interest-bearing demand deposits	2,876,000	—	1,477,114	4,353,114
FHLB advances	33,465	79,210	—	112,675
Savings accounts	918,931	—	644,069	1,563,000
Retail certificates of deposit	731,027	328,689	1,211	1,060,927
Brokered certificates of deposit	185,290	65,225	—	250,515
Other borrowed funds	210,993	—	—	210,993
Jumbo certificates of deposit	44,488	721	—	45,209
Trust preferred securities	67,011	—	—	67,011
Senior notes	—	98,605	—	98,605
Total Interest-rate sensitive liabilities:	5,067,205	572,450	2,122,394	7,762,049
Off Balance Sheet:	(75,000)	75,000	—	—
Excess (deficiency) of interest-rate sensitive assets over interest-rate liabilities (interest-rate sensitive gap)	$(252,328)	$3,315,104	$(155,972)	$2,906,804
One-year interest-rate sensitive assets/interest-rate sensitive liabilities	95.02%
One-year interest-rate sensitive gap as a percent of total assets	(2.06)%
(1)Includes commercial mortgage, construction, and residential loans
(2)Loan balances exclude nonaccruing loans, deferred fees and costs

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

	At December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccruing loans:
Commercial and industrial	$11,031	$14,056	$19,057	$2,015	$5,328
Owner-occupied commercial	4,060	4,406	3,654	2,078	1,091
Commercial mortgages	1,626	3,951	5,870	9,821	3,326
Construction	—	2,781	1,804	—	—
Residential	4,490	2,854	4,124	4,967	7,287
Consumer	1,715	2,006	1,927	3,995	4,133
Total nonaccruing loans	22,922	30,054	36,436	22,876	21,165
Other real estate owned (OREO)	2,605	2,668	2,503	3,591	5,080
Restructured loans (1)	14,281	14,953	20,061	14,336	13,647
Total nonperforming assets (NPAs)	$39,808	$47,675	$59,000	$40,803	$39,892
Past due loans:
Residential	$437	$660	$356	$153	$251
Consumer (2)	12,745	104	105	285	252
Commercial	2,968	71	—	—	17,529
Total past due loans	$16,150	$835	$461	$438	$18,032
Ratio of allowance for loan and lease losses to total gross loans and leases(3)	0.56%	0.81%	0.84%	0.89%	0.98%
Ratio of allowance for loan and lease losses to total gross loans and leases (excluding acquired loans)	0.97	0.89	0.97	1.08	1.11
Ratio of nonaccruing loans to total gross loans and leases (3)	0.27	0.62	0.76	0.51	0.56
Ratio of nonperforming assets to total assets	0.32	0.66	0.84	0.60	0.71
Ratio of allowance for loan and lease losses to nonaccruing loans	208	132	111	174	175
Ratio of allowance for loan and lease losses to total nonperforming assets(4)	120	83	69	97	93
(1)Accruing loans only, which includes acquired nonimpaired loans. Nonaccruing Troubled Debt Restructurings (TDRs) are included in their respective categories of nonaccruing loans.
(2)Includes delinquent, but still accruing, U.S. government guaranteed student loans with little risk of credit loss
(3)Total loans exclude loans held for sale and reverse mortgages.
(4)Excludes acquired impaired loans.

Nonperforming assets decreased $7.9 million between December 31, 2018 and December 31, 2019. Non-performing loans decreased $7.1 million, primarily due to the charge-off of two C&I relationships totaling $11.6 million, which occurred in the second quarter of 2019. This decrease was partially offset by inflow of other loans moving to nonperforming status during the year. Restructured loans at December 31, 2019 slightly decreased by $0.7 million compared to December 31, 2018. The ratio of nonperforming assets to total assets improved from 0.66% at December 31, 2018 to 0.32% at December 31, 2019.

The following table provides an analysis of the change in the balance of nonperforming assets during the last two years:

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Beginning balance	$47,675	$59,000
Additions	57,427	36,476
Collections	(37,554)	(25,389)
Transfers to accrual	(7,786)	(6,309)
Charge-offs	(19,954)	(16,103)
Ending balance	$39,808	$47,675
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
At December 31, 2019, WSFS Bank was in compliance with regulatory capital requirements and all of its regulatory ratios exceeded “well-capitalized” regulatory benchmarks. WSFS Bank’s December 31, 2019 common equity Tier 1 capital ratio of 13.52%, Tier 1 capital ratio of 13.52%, total risk based capital ratio of 14.01% and Tier 1 leverage capital ratio of 11.72%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in Bank capital, the holding company held $71.4 million in cash to support potential dividends, acquisitions and strategic growth plans.
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
We repurchased 2,132,390 and 691,742 shares of our common stock in 2019 and 2018 respectively. We held 5,868,772 shares and 25,552,887 shares of our common stock as treasury shares at December 31, 2019 and 2018, respectively.

OFF BALANCE SHEET ARRANGEMENTS
We have no off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For a description of certain financial instruments to which we are party and which expose us to certain credit risk not recognized in our financial statements, see Note 18 to the Consolidated Financial Statements.
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
CONTRACTUAL OBLIGATIONS
At December 31, 2019, we had contractual obligations relating to operating leases, long-term debt, data processing and credit obligations. These obligations are summarized below. See Notes 10, 13 and 18 to the Consolidated Financial Statements for further information.

(Dollars in thousands)	Total	2020	2021-2022	2023-2024	2025 and Beyond
Commitments to extend credit (1)	$2,104,096	$2,104,096	$—	$—	$—
FHLB advances	112,675	33,465	79,210	—	—
Principal payments on long term debt (2)	100,000	—	—	—	100,000
Interest payments on long term debt (3)	29,250	4,500	9,000	9,000	6,750
Operating lease obligations	288,338	18,591	36,629	35,915	197,203
Data processing obligations	27,080	11,139	12,920	3,021	—
Total	$2,661,439	$2,171,791	$137,759	$47,936	$303,953
(1)Includes loan commitments and commercial standby letters of credit. Does not reflect commitments to sell residential mortgages.
(2)The 2016 senior notes are redeemable on June 15, 2021 or on any interest payment date thereafter.
(3)To calculate payments due for interest, we assumed that interest rates were unchanged from December 31, 2019 through maturity.

CRITICAL ACCOUNTING ESTIMATES
The discussion and analyses of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with U.S. GAAP and general practices within the banking industry. The significant accounting policies of the Company are described in Note 2 to the Consolidated Financial Statements. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that may materially affect the reported amounts of assets, liabilities, revenues and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for loan and lease losses, business combinations, deferred taxes, fair value measurements and goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
The following are critical accounting policies that involve more significant judgments and estimates. The Company has reviewed these critical accounting policies and estimates with the Audit Committee.
Allowance for Loan and lease Losses
We maintain an allowance which represents our best estimate of probable losses within our loan and lease portfolio. As losses are realized, they are charged to this allowance. We establish our allowance in accordance with guidance provided in ASC 450, ASC 310 and SAB 102. The allowance includes two primary components: (i) an allowance on loans and leases collectively evaluated for impairment (general allowance), and (ii) an allowance on loans and leases individually evaluated for impairment (specific allowance). In addition, we also maintain an allowance for acquired loans as necessary.
The general allowance is calculated on a pooled loan basis using both quantitative and qualitative factors in accordance with ASC 450. The specific allowance is calculated on an individual loan basis when collectability of all contractually due principal and interest is no longer believed to be probable. This calculation is in accordance with ASC 310-10. Lastly, the allowance related to acquired loans is calculated when (i) there is deterioration in credit quality subsequent to acquisition for loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and (ii) the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition for loans accounted for under ASC 310-20.
We consider the determination of the allowance to be critical because it requires significant judgment reflecting our best estimate of impairment related to specifically evaluated impaired loans as well as the inherent risk of loss for those in the remaining loan portfolio. Our evaluation is based upon a continuous review of our loan portfolio, with consideration given to evaluations resulting from examinations performed by regulatory authorities. See Note 8 to the Consolidated Financial Statements, for further discussion of the allowance.
Business Combinations
We account for business combinations under ASC 805, Business Combinations using the acquisition method of accounting and record the identifiable assets acquired, liabilities assumed, consideration paid, and any non-controlling interests of the acquired business at fair value at the acquisition date. The excess of consideration paid over the fair value of the net assets acquired is recorded as goodwill. The fair values are preliminary estimates subject to adjustments during the measurement period, which does not exceed one year after acquisition. The application of business combination principles, including the determination of the fair value of net assets acquired, requires the use of significant estimates and assumptions under ASC 820, Fair Value Measurement. See Note 3 to the Consolidated Financial Statements.

Recent Accounting Pronouncements
For information on Recent Accounting Pronouncements see Note 2 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest-rate sensitivity and adjust the sensitivity within our acceptable tolerance ranges. At December 31, 2019 interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by approximately $252.3 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within one-year decreased from 98.67% at December 31, 2018 to 95.02% at December 31, 2019. Likewise, the one-year interest-sensitive gap as a percentage of total assets changed to (2.06)% at December 31, 2019 from (0.57)% at December 31, 2018. The change in sensitivity since December 31, 2018 was the result of the current interest rate environment and our continuing effort to effectively manage interest rate risk.
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2019 and December 31, 2018.

Change in Interest Rate (Basis Points)	December 31, 2019		December 31, 2018
	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
300	5.8%	18.97%	7.6%	16.93%
200	4.0%	19.18%	5.2%	17.19%
100	2.0%	19.23%	2.7%	17.26%
50	1.0%	19.14%	1.3%	17.25%
25	0.5%	19.06%	0.7%	17.24%
—	—%	18.97%	—%	17.21%
(25)	(0.5)%	18.85%	(0.7)%	17.16%
(50)	(0.9)%	18.72%	(1.5)%	17.09%
(100)	(2.4)%	18.30%	(3.8)%	16.82%
(200) (3)	NMF	NMF	(9.4)%	15.87%
(300) (3)	NMF	NMF	NMF	NMF
(1)The percentage difference between net interest income in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)The economic value of equity ratio in a stable interest rate environment and the economic value of equity projected under the various rate change environments.
(3)Sensitivity indicated by a decrease of 200 and 300 basis points is deemed not meaningful (NMF) given the low absolute level of interest rates at that time.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of WSFS Financial Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the allowance for loan and lease losses related to loans collectively evaluated for impairment
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company’s allowance for loan and lease losses related to loans collectively evaluated for impairment (general allowance) was $45.3 million of a total allowance for loan and lease losses of $47.6 million as of December 31, 2019. For commercial loans, the Company estimates the quantitative portion of the general allowance using a historical loss methodology that estimates loss rates using the probability of default (PD) and loss severity (LS), which are based on loan grades and loan segments. The quantitative general allowance for residential and consumer loans is estimated using an average historical loss rate approach. The quantitative amounts for commercial, residential and consumer loans are adjusted for certain qualitative factors both internal and external to the Company.
We identified the assessment of the general allowance as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained. The assessment of the general allowance encompassed the evaluation of the general allowance methodology, inclusive of the methodologies used to estimate (1) the PD and LS for commercial loans and their key factors and assumptions, including the loan grades, the lookback period, the loss emergence periods, and how loans with similar risk characteristics are pooled, (2) the key factors and assumptions used in developing the historical loss rates for residential and consumer loans, including the lookback period, the loss emergence periods, and how loans with similar risk characteristics are pooled and (3) the qualitative factors. The assessment also included an evaluation of the mathematical accuracy of the general allowance calculation.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s general allowance process, including controls related to the (1) development and approval of the general allowance methodology, (2) determination of the key factors and assumptions used to estimate the PD, LS and historical loss rates, (3) development of the qualitative factors, (4) calculation of the general allowance estimate, and (5) analysis of the general allowance results, trends, and ratios. We evaluated the Company’s process to develop the general allowance estimate by testing certain sources of data, factors, and assumptions that the Company used, considered the relevance and reliability of such data, factors, and assumptions, and tested the mathematical accuracy of the estimate. In addition, we involved credit risk professionals with industry knowledge and experience, who assisted in:
•evaluating the Company’s general allowance methodology for compliance with U.S. generally accepted accounting principles,
•assessing the historical observation period assumptions used in determining the quantitative component to evaluate the length of that period,
•evaluating the loss emergence period assumptions used in calculating the PD, LS, and historical loss rates,
•evaluating the pooling of loans by similar risk characteristics,
•evaluating the qualitative framework and resulting factors based on internal and external credit metrics, and evaluating the recorded adjustments reflecting the level of incremental risk in the portfolio compared with credit risk trends, and
•testing individual loan grades for a selection of commercial loans by evaluating the financial performance of the borrower and the underlying collateral.
We evaluated the collective results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the Company’s general allowance.

Assessment of the Beneficial Bancorp, Inc. merger and related purchase accounting
As discussed in Note 3 to the consolidated financial statements, the Company completed the acquisition of Beneficial Bancorp, Inc. on March 1, 2019. The acquisition was accounted for as a business combination using the acquisition method of accounting. Accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values at the time of the acquisition date. The acquisition date fair value of the acquired loans was $3.7 billion, and the acquisition date fair value of the core deposit intangible (CDI) was $85.1 million. The fair value of acquired loans was based on a discounted cash flow methodology that used projections of interest and principal payments based on certain valuation assumptions such as default rates, loss severity, discount rates, and prepayment rates. The fair value of the CDI was estimated using the cost savings approach under the income approach. The cost savings approach is defined as the difference between the cost of funds on deposits and the cost of an equal amount of funds from an alternative source. The CDI fair value was determined by projecting net cash flow benefits, including assumptions related to customer attrition rates, discount rate, deposit interest rates and alternative costs of funds.
In relation to the business combination, the assessment of the fair value estimates of the acquired loans and the CDI were identified as a critical audit matter. The assessment of the fair value estimates encompassed the evaluation of the fair value methodologies for acquired loans and CDI, including the methodologies used to estimate their key factors and assumptions. These estimates both involved significant measurement uncertainty and required specialized skills and knowledge to evaluate. Additionally, there was auditor judgment involved in designing and performing audit procedures in order to evaluate and test certain key assumptions utilized to determine the fair value estimates.
The primary procedures we performed to address the critical audit matter related to the fair value of acquired loans included the following. We tested the Company’s internal controls over (1) the development of the fair value methodology and (2) the determination of the key assumptions used in the acquired loan fair value estimate. We involved valuation professionals with specialized skills and knowledge who assessed the valuation methodology and assumptions used by the Company in its valuation. Further, the valuation professionals independently evaluated the Company’s fair value estimates by independently determining the fair value of the acquired loans and compared the results of our estimate of fair value to the Company’s fair value estimate. The primary procedures we performed to address the critical audit matter related to the fair value of the CDI included the following. We tested the Company’s internal controls to develop the fair value methodology and determine the key assumptions used in the estimate. We involved valuation professionals with specialized skills and knowledge who (1) assessed the valuation methodology and key assumptions used in developing the fair value estimate, and (2) developed an independent estimate of the CDI and compared the results of our estimate of fair value to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company's auditor since 1994.

Philadelphia, Pennsylvania
March 2, 2020

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017
Interest Income:
Interest and fees on loans and leases	$463,220	$260,506	$229,147
Interest on mortgage-backed securities	48,954	26,065	19,308
Interest and dividends on investment securities
Taxable	131	61	137
Tax-exempt	3,884	4,317	4,511
Other interest income	4,903	2,024	1,623
	521,092	292,973	254,726
Interest Expense:
Interest on deposits	60,075	29,068	14,904
Interest on Federal Home Loan Bank advances	5,520	8,395	8,263
Interest on senior debt	4,717	4,717	7,228
Interest on trust preferred borrowings	2,772	2,573	1,940
Interest on federal funds purchased	2,971	1,695	972
Interest on other borrowings	89	51	148
	76,144	46,499	33,455
Net interest income	444,948	246,474	221,271
Provision for loan and lease losses	25,560	13,170	10,964
Net interest income after provision for loan and lease losses	419,388	233,304	210,307
Noninterest Income:
Credit/debit card and ATM income	50,383	43,837	36,116
Investment management and fiduciary income	42,450	39,602	35,103
Deposit service charges	22,972	18,771	18,318
Mortgage banking activities, net	11,053	6,286	6,293
Loan and lease fee income	3,577	2,492	2,218
Security gains, net	333	21	1,984
Unrealized gains on equity investments	26,175	20,745	—
Realized gain on sale of equity investment	—	3,757	—
Bank owned life insurance income	1,247	175	1,545
Other income	29,919	26,855	23,067
	188,109	162,541	124,644
Noninterest Expense:
Salaries, benefits and other compensation	182,564	122,983	114,376
Occupancy expense	33,068	19,783	19,409
Equipment expense	20,879	12,609	12,564
Professional fees	11,167	8,733	8,597
Data processing and operations expenses	13,373	7,757	6,779
Marketing expense	6,714	4,586	3,083
FDIC expenses	1,483	2,117	2,216
Loan workout and OREO expenses	2,720	1,548	1,820
Corporate development expense	55,697	6,456	878
Restructuring expense	16,133	—	—
(Recovery of) provision for legal settlement	—	(7,938)	12,000
(Recovery of) provision for fraud loss	(463)	(1,675)	2,844
Early extinguishment of debt costs	—	—	695
Other operating expense	69,792	48,088	41,200
	413,127	225,047	226,461
Income before taxes	194,370	170,798	108,490
Income tax provision	46,452	36,055	58,246
Net income	$147,918	$134,743	$50,244
Less: Net loss attributable to noncontrolling interest	(891)	—	—
Net income attributable to WSFS	$148,809	$134,743	$50,244
Basic	$3.02	$4.27	$1.60
Diluted	$3.00	$4.19	$1.56
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Net Income	$147,918	$134,743	$50,244
Less: Net loss attributable to noncontrolling interest	(891)	—	—
Net income attributable to WSFS	$148,809	$134,743	$50,244
Other comprehensive income:
Net change in unrealized gains (losses) on investment securities available for sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $13,179, $(2,223), and $1,813, respectively	41,733	(6,695)	3,073
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $80, $5, and $704, respectively	(253)	(16)	(1,280)
	41,480	(6,711)	1,793
Net change in securities held to maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $98, $136, and $241, respectively	(311)	(444)	(394)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized loss and prior service cost, net of tax benefit of $(1,439), $(10), and $(56), respectively	(4,151)	(31)	(90)
Net change in cash flow hedge
Net unrealized gain (loss) arising during the period, net of tax expense (benefit) of $593, $(29), and $(113), respectively	1,877	(56)	(184)
Total other comprehensive income (loss)	38,895	(7,242)	1,125
Total comprehensive income	$187,704	$127,501	$51,369

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except per share and share data)	2019	2018
Assets:
Cash and due from banks	$164,021	$134,939
Cash in non-owned ATMs	407,524	484,648
Interest-bearing deposits in other banks including collateral of $0 at December 31, 2019 and $1,000 at December 31, 2018	207	1,170
Total cash and cash equivalents	571,752	620,757
Investment securities, available for sale (amortized cost of $1,909,483 at December 31, 2019 and $1,224,227 at December 31, 2018)	1,944,914	1,205,079
Investment securities, held to maturity, at cost (fair value $136,625 at December 31, 2019 and $149,431 at December 31, 2018)	133,601	149,950
Other investments	70,046	37,233
Loans held for sale at fair value	83,872	25,318
Loans and leases, net of allowance of $47,576 at December 31, 2019 and $39,539 at December 31, 2018	8,424,464	4,863,919
Bank-owned life insurance	30,294	6,687
Stock in Federal Home Loan Bank of Pittsburgh, at cost	21,097	19,259
Other real estate owned	2,605	2,668
Accrued interest receivable	38,094	22,001
Premises and equipment	104,465	44,956
Goodwill	472,828	166,007
Intangible assets	95,917	20,016
Other assets	262,353	65,020
Total assets	$12,256,302	$7,248,870
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,189,573	$1,626,252
Interest-bearing demand	7,397,284	4,014,179
Total deposits	9,586,857	5,640,431
Federal funds purchased	195,000	157,975
Federal Home Loan Bank advances	112,675	328,465
Trust preferred borrowings	67,011	67,011
Senior debt	98,605	98,388
Other borrowed funds	15,997	47,949
Accrued interest payable	3,103	1,900
Other liabilities	327,563	85,831
Total liabilities	10,406,811	6,427,950
Stockholders’ Equity:
Common stock 0.01 par value, shares authorized of 90,000,000 at December 31, 2019 and 65,000,000 December 31, 2018; shares issued of 57,435,658 at December 31, 2019 and 56,926,978 at December 31, 2018	575	569
Capital in excess of par value	1,049,064	349,810
Accumulated other comprehensive income (loss)	23,501	(15,394)
Retained earnings	917,377	791,031
Treasury stock at cost, 5,868,772 shares at December 31, 2019 and 25,552,887 shares at December 31, 2018	(140,211)	(305,096)
Total stockholders’ equity of WSFS	1,850,306	820,920
Noncontrolling interest	(815)	—
Total stockholders’ equity	1,849,491	820,920
Total liabilities and stockholders’ equity	$12,256,302	$7,248,870

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2016	55,995,219	$580	$329,457	$(7,617)	$627,078	$(262,162)	$687,336	$—	$687,336
Net income	—	—	—	—	50,244	—	50,244	—	50,244
Other comprehensive income	—	—	—	1,125	—	—	1,125	—	1,125
Cash dividend, $0.30 per share	—	—	—	—	(9,425)	—	(9,425)	—	(9,425)
Reclassification due to the adoption of ASU No. 2018-02	—	—	—	(1,660)	1,660	—	—	—	—
Issuance of common stock including proceeds from exercise of common stock options	284,308	3	3,418	—	—	—	3,421	—	3,421
Stock-based compensation expense	—	—	3,396	—	—	—	3,396	—	3,396
Repurchase of common stock, 255,000 shares	—	(20)	—	—	—	(11,732)	(11,752)	—	(11,752)
Balance, December 31, 2017	56,279,527	$563	$336,271	$(8,152)	$669,557	$(273,894)	$724,345	$—	$724,345
Net income	—	—	—	—	134,743	—	134,743	—	134,743
Other comprehensive loss	—	—	—	(7,262)	—	—	(7,262)	—	(7,262)
Cash dividend, $0.42 per share	—	—	—	—	(13,249)	—	(13,249)	—	(13,249)
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	20	(20)	—	—	—	—
Issuance of common stock including proceeds from exercise of common stock options	647,451	6	11,247	—	—	—	11,253	—	11,253
Stock-based compensation expense	—	—	2,292	—	—	—	2,292	—	2,292
Repurchase of common stock, 691,742 shares	—	—	—	—	—	(31,202)	(31,202)	—	(31,202)
Balance, December 31, 2018	56,926,978	$569	$349,810	$(15,394)	$791,031	$(305,096)	$820,920	$—	$820,920
Net income	—	—	—	—	148,809	—	148,809	(891)	147,918
Other comprehensive income	—	—	—	38,895	—	—	38,895	—	38,895
Cash dividend, $0.47 per share	—	—	—	—	(22,463)	—	(22,463)	—	(22,463)
Issuance of common stock including proceeds from exercise of common stock options	508,680	6	7,749	—	—	—	7,755	—	7,755
Re-issuance of treasury stock in connection with BNCL merger and related items	—	—	687,897	—	—	262,071	949,968	76	950,044
Stock-based compensation expense	—	—	3,608	—	—	—	3,608	—	3,608
Repurchase of common stock (1)	—	—	—	—	—	(97,186)	(97,186)	—	(97,186)
Balance, December 31, 2019	57,435,658	$575	$1,049,064	$23,501	$917,377	$(140,211)	$1,850,306	$(815)	$1,849,491

(1)Repurchase of common stock includes 2,132,390 shares repurchased in connection with the Company's share buyback program approved by the Board of Directors, and 132,993 shares repurchased to cover taxes due on the consideration transferred in the Beneficial acquisition related to the vesting of unrestricted Beneficial stock awards.

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Operating activities:
Net Income	$147,918	$134,743	$50,244
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	25,560	13,170	10,964
Depreciation of premises and equipment, net	15,852	8,329	8,557
(Accretion) amortization of fees, premiums and discounts, net	(45,548)	15,255	19,082
Amortization of intangible assets	11,113	2,942	3,078
Amortization of right of use lease asset	22,850	—	—
Accretion of the discounted lease liability	(12,507)	—	—
Debt extinguishment cost	—	—	695
Stock-based compensation expense	3,608	2,292	3,396
Unrealized gains on equity investments	(26,175)	(20,745)	—
Deferred income tax expense	7,074	3,378	17,899
(Recovery of) provision for legal settlement	—	—	12,000
Increase in value of bank-owned life insurance	(806)	(158)	(1,130)
Increase in capitalized interest, net	(3,390)	(3,601)	(4,228)
Decrease (increase) in accrued interest receivable	1,406	(2,596)	(2,378)
Increase in other assets	(4,676)	(6,297)	(2,517)
Origination of loans held-for-sale	(479,289)	(351,108)	(354,659)
Proceeds from sales of loans held-for-sale	406,012	352,002	369,986
Gain on mortgage banking activities, net	(11,053)	(6,286)	(6,293)
Gain on sale of securities, net	(333)	(21)	(1,984)
Realized gains on sale of equity investment	—	(3,757)	—
Increase (decrease) in accrued interest payable	1,203	863	(114)
Increase (decrease) in other liabilities	30,922	(2,931)	7,353
Loss on sale of other real estate owned and valuation adjustments, net	125	100	217
Net cash provided by operating activities	$89,866	$135,574	$130,168
Investing activities:
Repayments, maturities and calls of investment securities held to maturity	$16,170	$9,245	$1,230
Sale of investment securities available-for-sale	618,194	7,012	457,046
Purchases of investment securities available-for-sale	(958,259)	(498,465)	(696,581)
Repayments of investment securities available-for-sale	269,697	112,665	197,765
Proceeds from BOLI surrender	59,710	96,429	—
Proceeds from BOLI death benefit	—	—	371
Net cash for business combinations	76,072	—	—
Net decrease (increase) in loans	201,934	(101,174)	(343,858)
Purchases of Visa Class B shares	—	(1,568)	(10,072)
Sale of Visa Class B shares	—	6,186	—
Purchases of FHLB stock	(394,428)	(169,613)	(160,089)
Redemption of FHLB stock	415,771	181,638	167,053
Sales of assets acquired through foreclosure, net	3,089	3,037	6,077
Sale of premise and equipment	71	198	—
Investment in premises and equipment, net	(14,198)	(5,500)	(7,728)
Net cash provided by (used for) investing activities	$293,823	$(359,910)	$(388,786)
(continued on following page)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Financing activities:
Net increase in demand and saving deposits	$69,761	$393,827	$353,521
(Decrease) increase in time deposits	(55,400)	43,871	35,887
(Decrease) increase in brokered deposits	(156,396)	(31,712)	90,482
Decrease in loan payable	—	—	(338)
Receipts from FHLB advances	32,320,456	83,721,532	143,852,751
Repayments of FHLB advances	(32,536,246)	(84,103,068)	(143,996,986)
Receipts from federal funds purchased	32,252,775	21,239,675	23,008,000
Repayments of federal funds purchased	(32,215,750)	(21,109,700)	(23,110,000)
Dividends paid	(22,463)	(13,249)	(9,425)
Issuance of common stock and exercise of common stock options	7,755	11,253	3,421
Redemption of senior debt	—	—	(55,000)
Purchase of treasury stock	(97,186)	(31,202)	(11,752)
Net cash (used for) provided by financing activities	$(432,694)	$121,227	$160,561
(Decrease) increase in cash and cash equivalents	$(49,005)	$(103,109)	$(98,057)
Cash and cash equivalents at beginning of period	620,757	723,866	821,923
Cash and cash equivalents at end of period	$571,752	$620,757	$723,866
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest during the period	$74,942	$45,636	$33,569
Cash paid for income taxes, net	33,843	33,316	31,441
Non-cash information:
Loans transferred to other real estate owned	$2,541	$3,302	$5,206
Loans transferred to portfolio from held-for-sale at fair value	24,862	9,553	13,142
Fair value of assets acquired, net of cash received	5,032,156	—	—
Fair value of liabilities assumed	5,108,228	—	—
Non-cash goodwill adjustments, net	—	—	(1,532)
Impact of ASC 842 Adoption:
Right of use asset	121,288	—	—
Lease liability	(132,346)	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND BASIS OF PRESENTATION
Organization
WSFS Financial Corporation (the Company or as a consolidated institution, WSFS, we, our or us) is a savings and loan holding company organized under the laws of the State of Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), is a federal savings bank organized under the laws of the United States (U.S.). Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the U.S. We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Our core banking business is commercial lending funded primarily by customer-generated deposits. In addition, we offer a variety of wealth management and trust services to personal and corporate customers. The Federal Deposit Insurance Corporation (FDIC) insures our customers’ deposits to their legal maximums. We serve our customers primarily from 118 offices located in Pennsylvania (55), Delaware (45), New Jersey (16), Virginia (1), and Nevada (1), our ATM network, our website at www.wsfsbank.com, and our mobile app. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP). In preparing the Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions in 2020 could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. The accounting for the allowance for loan and lease losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, income taxes and other than temporary impairment (OTTI) is subject to significant estimates. Among other effects, changes to these estimates could result in future impairment of investment securities, goodwill and intangible assets and the establishment of the allowance and lending related commitments as well as increased post-retirement benefits expense.
Basis of Presentation
Our Consolidated Financial Statements include the accounts of WSFS Financial Corporation (the Company or WSFS), Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress) and Christiana Trust Company of Delaware (Christiana Trust DE). We also have one unconsolidated subsidiary, WSFS Capital Trust III (the Trust). WSFS Bank has four wholly owned subsidiaries: WSFS Investment Group, Inc. (WSFS Wealth Investments), 1832 Holdings, Inc., WSFS SPE Services, LLC, and Beneficial Equipment Finance Corporation (BEFC), and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance).
Powdermill was formed in 2016 as a result of our acquisition of Powdermill Financial Solutions, LLC to provide multi-family office services to affluent clientele in the local community and throughout the U.S.
West Capital was formed in 2016 as a result of our acquisition of West Capital Management, Inc. to provide fee-only wealth management services tailored to the needs of high net worth individuals operating under a multi-family office philosophy. West Capital has approximately $767.8 million in assets under management (AUM) at December 31, 2019, compared to approximately $695.5 million at December 31, 2018.
Cypress was formed to provide asset management services. As a registered investment adviser and Wilmington-based fee-only wealth management firm, Cypress has approximately $1.2 billion in AUM at December 31, 2019, compared to approximately $948.8 million at December 31, 2018.
Christiana Trust DE was formed in 2017 to supplement our existing Wealth Management segment by offering Delaware advantage trust services including directed trusts, asset protection trusts and dynasty trusts.
The Trust, our unconsolidated subsidiary, was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities. These securities are callable and have a maturity date of June 1, 2035. The proceeds from this issue were used to fund the redemption of $51.5 million Floating Rate WSFS Capital Trust I Preferred Securities (formerly, WSFS Capital Trust I). WSFS Capital Trust I invested all of the proceeds from the sale of the Pooled Floating Rate Capital Securities in our Junior Subordinated Debentures.

WSFS Wealth Investments markets various third-party investment and insurance products to Bank customers through the Bank’s retail banking system. 1832 Holdings, Inc. was formed to hold certain debt and equity investment securities. WSFS SPE Services, LLC provides commercial domicile services which include providing employees, directors, subleases of office facilities and registered agent services in Delaware and Nevada.
Our leasing business is conducted by NewLane Finance (formerly Neumann Finance Company). During 2019, the leasing operations of NewLane Finance and BEFC were combined and all new leases are now originated at NewLane Finance. NewLane Finance originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas.
Certain reclassifications have been made to the prior year’s Consolidated Financial Statements to conform to the current year’s presentation. All significant intercompany accounts and transactions were eliminated in consolidation.
Business Combinations
On March 1, 2019, we acquired Beneficial Bancorp, Inc. (Beneficial), including its subsidiary Beneficial Bank, a community bank headquartered in Philadelphia, Pennsylvania, creating the largest, premier, locally-headquartered community bank in the Delaware and greater Philadelphia region . Beneficial merged with and into WSFS, with WSFS continuing as the surviving corporation and simultaneously, Beneficial Bank merged with and into WSFS Bank, with WSFS Bank continuing as the surviving bank. This acquisition grew our market share, deepened our presence in the Philadelphia, southeastern Pennsylvania and New Jersey markets, and enhanced our customer base. The results of Beneficial's operations are included in our Consolidated Financial Statements since the date of the acquisition. See Note 3 for further information.

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
Debt Securities
Investments in debt securities are classified into one of the following three categories and accounted for as follows:
•Securities purchased with the intent of selling them in the near future are classified as “trading” and reported at fair value, with unrealized gains and losses included in earnings.
•Securities purchased with the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost.
•Securities not classified as either trading or held to maturity are classified as “available-for-sale” and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Realized gains and losses on sales of investment and mortgage-backed securities (MBS) are determined using the specific identification method. All sales are made without recourse.
Debt securities mostly include MBS, municipal bonds, and U.S. government and agency securities. The fair value of debt securities is primarily obtained from third-party pricing services. Implicit in the valuation of MBS are estimated prepayments based on historical and current market conditions.
Premiums and discounts on MBS collateralized by residential 1-4 family loans are recognized in interest income using a level yield method over the period to expected maturity. Premiums and discounts on all other securities are recognized on a straight line basis over the period to expected maturity, with the exception of premiums on callable debt securities, which are recognized over the period to the earliest call date.
We follow Accounting Standards Codification (ASC) 320-10, Investments - Debt Securities which provides guidance related to the recognition of and expanded disclosure requirements for other-than-temporary impaired (OTTI) debt securities. We are required to use our judgment in determining impairment in certain circumstances. When we conclude an investment security is other than temporarily impaired, and we intend to sell the debt security or it is more likely than not that we will be required to sell it before recovery, an OTTI write-down is recognized as a reduction to noninterest income in the Consolidated Statements of Income, equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell the investment security and conclude that it is not more likely than not we will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into a “credit” and “other” component. The “credit” component of OTTI is included as a reduction to earnings and the “other” component of OTTI is included in other comprehensive income (loss), net of tax.
For additional detail regarding debt securities, see Note 6.
Equity Securities
Investments in equity securities are recorded in accordance with ASC 321-10, Investments - Equity Securities, and are classified into one of the following two categories and accounted for as follows:
•Securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income.
•Securities without a readily determinable fair value are reported at cost less impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any dividends received are recorded in interest income.
Equity investments include our Visa Class B share holdings and certain other equity investments. The fair value of equity investments with readily determinable fair values is primarily obtained from third-party pricing services. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use valuation techniques permitted under ASC 820, Fair Value Measurement, to evaluate the observed transaction(s) and adjust the carrying value.

ASC 321-10 also provides impairment accounting guidance for equity securities without readily determinable fair values. The qualitative assessment to determine whether impairment exists requires the use of our judgment. If, after completing the qualitative assessment, we conclude an equity investment without a readily determinable fair value is impaired, a loss for the difference between the equity investment’s carrying value and its fair value may be recognized as a reduction to noninterest income in the Consolidated Statements of Income.
For additional detail regarding equity securities, see Note 6.
Loans
Loans are stated net of deferred fees and costs. Interest income on loans is recognized using the level yield method. Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized over the life of the loans using a level yield method over the period to maturity.
A loan is impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured in accordance with the provisions of ASC 310, Receivables, based on one of three methods: (i) the present value of expected future discounted cash flows at the loan’s effective interest rate, (ii) the loan’s observable market price, (iii) the fair value of the underlying collateral if the loan is collateral dependent. All loans restructured in a troubled debt restructuring are considered to be impaired. Our policy for recognition of interest income on impaired loans, excluding accruing loans, is the same as for nonaccrual loans discussed below.
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
Allowance for Loan and Lease Losses
We maintain an allowance for loan and lease losses (allowance) which represents our best estimate of probable losses within our loan portfolio. As losses are realized, they are charged to the allowance. We establish our allowance in accordance with guidance provided in ASC 450, Contingencies, ASC 310, and the SEC’s Staff Accounting Bulletin 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB 102). The allowance includes two primary components: (i) an allowance established on loans collectively evaluated for impairment (general allowance), and (ii) an allowance established on loans individually evaluated for impairment (specific allowance). In addition, we also maintain an allowance for acquired loans as necessary.

The general allowance is calculated on a pooled loan basis using both quantitative and qualitative factors in accordance with ASC 450. The specific allowance is calculated on an individual loan basis when collectability of all contractually due principal and interest is no longer believed to be probable in accordance with ASC 310. Lastly, the allowance related to acquired loans is calculated when (i) there is deterioration in credit quality subsequent to acquisition for loans accounted for under ASC 310-30, and (ii) the inherent losses in the loans exceed the remaining total loan mark recorded at the time of acquisition for loans accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs.
Allowances for pooled homogeneous loans, that are not deemed impaired, are based on historical net loss experience. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools. Commercial loans are pooled as follows: commercial and industrial, owner-occupied commercial, commercial mortgages and construction. Each pool is further segmented by internally assessed risk ratings. Loan losses for commercial loans are estimated by determining the probability of default and expected loss severity upon default. The probability of default is calculated based on the historical rate of migration to impaired status during the last 36 quarters. During the year ended December 31, 2019, we increased the look-back period to 36 quarters from 32 quarters used at December 31, 2018. This increase in the look-back period allows us to continue to anchor to the fourth quarter of 2010 to ensure that the quantitative reserves calculated by the allowance for loan and lease loss model are adequately considering the losses within a full credit cycle. Loss severity upon default is calculated as the actual loan losses (net of recoveries) on impaired loans in their respective pool during the same time frame. Retail loans are pooled into the following segments: residential mortgage, consumer secured and consumer unsecured loans. Pooled reserves for retail loans are calculated based solely on average net loss rates over the same 36 quarter look-back period.
Qualitative adjustment factors consider various current internal and external conditions which are allocated among loan types and take into consideration:

•Current underwriting policies, staff, and portfolio mix,
•Internal trends of delinquency, nonaccrual and criticized loans by segment,
•Risk rating accuracy, control and regulatory assessments/environment,
•General economic conditions - locally and nationally,
•Market trends impacting collateral values, and
•The competitive environment, as it could impact loan structure and underwriting.
The above factors are based on their relative standing compared to the period in which historic losses are used in quantitative reserve estimates and current directional trends. Qualitative factors in our model can add to or subtract from quantitative reserves.
The allowance methodology uses a loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of the loss. We estimate the commercial LEP to be approximately nine quarters as of December 31, 2019. Our residential mortgage and consumer LEP remained at four quarters as of December 31, 2019.
We evaluate LEP quarterly for reasonableness and complete a detailed historical analysis of our LEP annually for our commercial portfolio and review of the current four quarter LEP for the retail portfolio to determine the continued reasonableness of this assumption.
Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for loan and lease losses and the Bank’s internal loan review department performs loan reviews.
For impaired loans, if the measure is less than the recorded investment in the loan, a related allowance is allocated for the impairment. Impairment of troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception or the fair value of the underlying collateral if the loan is collateral dependent. Troubled debt restructurings consist of concessions granted to borrowers facing financial difficulty.
For additional detail regarding the allowance for loan and lease losses and the provision for loan and lease losses, see Note 8.
Fair Value Option
Mortgage loans held for sale are recorded at fair value on a loan level basis, using pricing information obtained from secondary markets and brokers and applied to loans with similar interest rates and maturities.
Derivative financial instruments related to mortgage banking activities are recorded at fair value and are not designated as accounting hedges. This includes commitments to originate certain fixed-rate residential mortgage loans to customers, also referred to as interest rate lock commitments. We may also enter into forward sale commitments to sell loans to investors at a fixed price at a future date and trade asset-backed securities to mitigate interest rate risk.

Other Real Estate Owned
Upon initial receipt, other real estate owned (OREO) is recorded at the estimated fair value less costs to sell. Costs subsequently incurred to improve the assets are capitalized, provided that the resultant carrying value does not exceed the estimated fair value less costs to sell. Costs related to holding or disposing of the assets are charged to expense as incurred. We periodically evaluate OREO for impairment and write-down the value of the asset when declines in fair value below the carrying value are identified. Loan workout and OREO expenses include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to the estimated fair values less costs to sell.
For additional detail regarding other real estate owned, see Note 8.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Costs of major replacements, improvements and additions are capitalized. Depreciation and amortization expense is computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the terms of the related lease or effective useful lives of the assets, whichever is less. In general, computer equipment, furniture and equipment and building renovations are depreciated over three, five and ten years, respectively. Premises and equipment acquired in business combinations are initially recorded at fair value and subsequently carried at cost less accumulated depreciation and amortization. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell.
For additional detail regarding premises and equipment, see Note 9.
Goodwill and Intangible Assets
We account for goodwill and intangible assets in accordance with ASC 805, Business Combinations and ASC 350, Intangibles-Goodwill and Other. Accounting for goodwill and other intangible assets requires the Company to make significant judgments, for goodwill particularly, with respect to estimating the fair value of each reporting unit and when required, estimating the fair value of net assets. The estimates utilize historical data, cash flows, and market and industry data specific to each reporting unit as well as projected data. Industry and market data are used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.
Goodwill is not amortized, rather it is subject to periodic impairment testing. We review goodwill for impairment annually on October 1 and more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value.
Other intangible assets with finite lives are amortized over their estimated useful lives. We review other intangible assets with finite lives for impairment if events and circumstances indicate that the carrying value may not be recoverable.
For additional information regarding our goodwill and intangible assets, see Note 11.
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
For additional information regarding leases, see Note 10.

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
For additional detail regarding income taxes, see Note 16.
Stock-Based Compensation
Stock-based compensation is accounted for in accordance with ASC 718, Stock Compensation. Compensation expense relating to all share-based payments is recognized on a straight-line basis, over the applicable vesting period.
For additional detail regarding stock-based compensation, see Note 17.
Securities Sold Under Agreements to Repurchase
We enter into sales of securities under agreements to repurchase which are treated as financings, with the obligation to repurchase securities sold reflected as a liability in the Consolidated Statements of Financial Condition. The securities underlying the agreements are assets.
For additional detail regarding the securities sold under agreements to repurchase, see Note 13.

Senior Debt
On June 13, 2016, the Company issued $100.0 million of 2016 senior notes. The 2016 senior notes mature on June 15, 2026 and have a fixed coupon rate of 4.50% from issuance until June 15, 2021 and a variable coupon rate of three month LIBOR plus 3.30% from June 15, 2021 until maturity. The 2016 senior notes may be redeemed beginning June 15, 2021 at 100% of principal plus accrued and unpaid interest. The remaining net proceeds from the issuance of the 2016 senior notes are being used for general corporate purposes.
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2019
ASU No. 2016-02, Leases (Topic 842): In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. Adoption using the comparative modified retrospective transition approach is required; however, in July 2018, the FASB issued ASU 2018-11, Leases-Targeted Improvements, which provides an optional transition method whereby comparative periods presented in the financial statements in the period of adoption do not need to be restated under Topic 842. The Company adopted this guidance and its related amendments on January 1, 2019 using the transition option in ASU 2018-11 and the results of this adoption are recorded in the Consolidated Statements of Financial Condition. See Note 10 for additional disclosures resulting from our adoption of this standard.
ASU No. 2019-01, Leases (Topic 842), Codification Improvements: Subsequent to adopting ASU 2016-02, in March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which makes targeted changes to lessor accounting and clarifies interim transition disclosure requirements upon adopting Topic 842. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance on March 31, 2019. See Note 10 for additional disclosures resulting from our adoption of this standard.
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
ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815): In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance changes both the designation and measurement guidance for qualifying hedging relationships and simplifies the presentation of hedge results. Specifically, the guidance eliminates the requirement to separately measure and report hedge ineffectiveness and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Further, the new guidance provides entities the ability to apply hedge accounting to additional hedging strategies as well as permits a one-time reclassification of eligible to be hedged instruments from held to maturity to available for sale upon adoption. The guidance is effective in annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Adoption using the modified retrospective approach is required for hedging relationships that exist as of the date of adoption; presentation and disclosure requirements are applied prospectively. The Company adopted this standard on January 1, 2019, on a modified retrospective basis for existing hedging relationships and on a prospective basis for presentation and disclosure requirements. The adoption of this standard did not have an effect on the Consolidated Financial Statements. See Note 20 for additional disclosures resulting from our adoption of this standard.

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
Accounting Guidance Pending Adoption at December 31, 2019
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with the current expected credit losses (CECL) methodology which requires management consideration and judgment of a broader range of information to determine credit loss estimates.
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, clarifying that operating lease receivables are not within the scope of Topic 326. In December 2018, federal regulators issued a final rule related to regulatory capital and CECL (Regulatory Capital Rule: Implementation and Transition of the Current Expected Credit Losses Methodology for Allowances and Related Adjustments to the Regulatory Capital Rule and Conforming Amendments to Other Regulations), intended to provide regulatory capital relief for entities transitioning to CECL. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, providing entities the option to irrevocably elect the fair value option on eligible financial instruments, which excludes held-to-maturity debt securities. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, clarifying guidance on expected recoveries for purchased credit deteriorated financial assets, accrued interest receivable and collateral maintenance provisions and providing transition relief for troubled debt restructurings.
Based on our implementation efforts to date, selected modeling methodologies, portfolio composition, and expected economic conditions and forecasts at December 31, 2019, management anticipates that the adoption will increase our allowance for credit losses (ACL) by $30 - $40 million from year-end 2019 reserves. WSFS is in the process of finalizing its Day 1 impact including the review of certain assumptions such as economic factors, qualitative adjustments and utilization rates, as well as completing the overall governance process for the new ACL. WSFS plans to elect to phase in the CECL transition impact for regulatory capital purposes through 2023.
The Company will adopt this guidance on January 1, 2020 using the modified retrospective approach and will recognize the cumulative effect of the transition, net of taxes ($24 - $32 million), as an adjustment to beginning retained earnings. The Company will adopt this guidance using the prospective approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchase credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. Using the allowance for credit loss calculated at transition for the PCD loans, the allowance was added to the carrying amount to establish the new amortized cost basis. The difference between the unpaid principal balance and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the PCD loan.
Subsequent paragraphs detail significant CECL inputs and assumptions management have used to calculate the impact of CECL.
The following financial assets measured at amortized cost, were included in our CECL evaluation: loans, purchased financial assets, and held to maturity debt securities. Amortized cost is the amount at which a financial asset is originated or acquired, adjusted for the amortization of premium and discount, net deferred fees or costs, collection of cash, write-offs, and fair value hedge accounting adjustments. Other financial assets also under CECL’s scope were our direct financing leases, available for sale securities, and unfunded commitments.
Loans and Leases – The allowance for credit losses includes quantitative and qualitative factors that comprise management's current estimate of expected credit losses, including our portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to reasonable and supportable forecasts about the future economic conditions, prepayment speeds, and qualitative adjustment factors.

The Company's portfolio segments, established based on similar risk characteristics and loss behaviors include:
•Commercial and industrial, owner-occupied commercial, commercial mortgages, construction and commercial small business leases (collectively, the commercial loans), and
•Residential, equity secured lines and loans, installment loans, unsecured lines of credit and education loans (collectively, the retail loans).
Expected credit losses are estimated over the contractual term, adjusted for expected prepayments and recoveries. The contractual term excludes any extensions, renewals and modifications unless the Company has reasonable expectations at the reporting date that it will result in a TDR or they are not unconditionally cancellable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
The allowance includes two primary components: (i) an allowance established on loans which share similar risk characteristics collectively evaluated for credit losses (collective or pool basis) and (ii) an allowance established on loans which do not share similar risk characteristics with any pool of loans and is individually evaluated for credit losses (individual basis).
Loans that share similar risk characteristics are collectively reviewed for credit loss and are evaluated based on historical loss experience, adjusted for current conditions and future forecasts. Estimated losses for pooled portfolios are determined differently for commercial loan pools and retail loan pools, and each portfolio segment is further segmented by internally assessed risk ratings.
Management uses a third-party economic forecast to modify the calculated historical loss rates of the portfolio segments. Our economic forecasts out 6 quarters and reverts to the historical loss rate on a straight-line basis over 4 quarters (the reversion period) as we believe this to be reasonable and supportable in the current environment. The economic forecast and reversion periods will be evaluated periodically by management and updated as appropriate.
The historical loss rate for commercial loans is estimated by determining the probability of default (PD) and expected loss severity upon default (LGD). The probability of default is calculated based on the historical rate of migration to an event of credit loss during the lookback period. The historical loss rate for retail loans are calculated based solely on average net loss rates over the same look-back period. Our current look-back period is 36 quarters which allows us to ensure that historical loss rates are adequately considering losses within a full credit cycle.
Loans that do not share similar risk characteristics with any pool of loans are evaluated on an individual basis. These loans, which may include TDRs, are not included in the collective basis evaluation. When it is probable we will not collect all principal and interest due according to their contractual terms, which is assessed based on the credit characteristics of the loan and/or payment status, these loans are individually reviewed and measured for potential credit loss. The amount of the potential credit loss is measured using one of three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the fair value of collateral, if the loan is collateral dependent or (iii) the loan’s observable market price. If the measured fair value of the loan is less than the amortized cost basis of the loan, an allowance for credit losses is recorded.
For collateral dependent loans, the expected credit losses at the individual asset level is the difference between the collateral's fair value (less cost to sell) and the amortized cost, if both criteria are met:
•Repayment is expected to be provided substantially through operation or sale of the collateral, and
•The borrower is experiencing financial difficulty.
Qualitative adjustment factors consider various current internal and external conditions which are allocated among loan types and take into consideration:
•Current underwriting policies, staff and portfolio concentrations,
•Risk rating accuracy, credit and administration,
•Internal risk emergence (including internal trends of delinquency, and criticized loans by segment),
•Economic forecasts and conditions - locally and nationally (including market trends impacting collateral values), and
•Competitive environment, as it could impact loan structure and underwriting.
These factors are based on their relative standing compared to the period in which historic losses are used in quantitative reserve estimates and current directional trends. Qualitative factors in our model can add to or subtract from quantitative reserves.

Held to Maturity Debt Securities – We measure expected credit losses on held-to-maturity debt securities on a collective basis by security investment grade. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
The Company classifies the held to maturity debt securities into the following major security types: state and political subdivisions, and foreign bonds. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis.
Available for Sale Debt Securities –We follow ASC 326-30, Financial Instruments - Credit Loss - Available for Sale Debt Securities, which provides guidance related to the recognition of and expanded disclosure requirements for expected credit losses on available for sale debt securities. For available for sale debt securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is reduced to fair value and recognized as a reduction to noninterest income in the Consolidated Statements of Income.
For debt securities available for sale which the Company does not intend to sell, or it is not likely the security would be required to be sold before recovery, we evaluate whether a decline in fair value has resulted from credit losses or other adverse factors, such as a change in the security's credit rating. In assessing whether credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance is recorded, limited to the fair value of the security.
Management performs this analysis on a quarterly basis to review the conditions and risks associated with the individual securities. Credit losses on an impaired security shall continue to be measured using the present value of expected future cash flows. Any impairment not recorded through an allowance for credit loss is included in other comprehensive income (loss), net of the tax effect. We are required to use our judgment in determining impairment in certain circumstances.
Unfunded Commitments – The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposure is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, based on historical losses, reasonable and supportable forecasts on future economic conditions, prepayments speeds, and qualitative adjustment factors.
The allowance for credit losses for off-balance sheet exposure is included within Other liabilities on the Consolidated Statements of Financial Condition and the provision for credit losses for off-balance sheet exposure is included within Other operating expense on the Consolidated Statements of Income.
ASU No. 2018-13, Fair Value Measurement Disclosure Framework: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework, which amends ASC 820 - Fair Value Measurement. The new guidance modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements for fair value measurements. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption is required on either a prospective or retrospective basis, depending on the amendment. The Company will adopt this guidance on January 1, 2020 and does not expect the application of this guidance to have a material impact on the Consolidated Financial Statements.
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

ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350). The new guidance provides clarity on capitalizing and expensing implementation costs for cloud computing arrangements in a service contract. If an implementation cost is capitalized, the cost should be recognized over the noncancellable term and periodically assessed for impairment. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption can be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company will adopt this guidance on January 1, 2020 on a prospective basis and does not expect the application of this guidance to have a material impact on the Consolidated Financial Statements at the time of adoption.
ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments: In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The new guidance amends ASU 2016-13 to address topics related to accrued interest receivables, recoveries, disclosures, and provides certain other clarifications. The new guidance also amends ASU 2017-12 to provide clarification on certain hedge accounting topics and transition requirements. Lastly, the new guidance amends ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities, to add clarifying guidance when using the measurement alternative under ASC 820, among certain other clarifications. The guidance is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. Adoption is required on a prospective, modified-retrospective or retrospective basis, depending on the amendment. The Company will evaluate the amendments to ASU 2016-13 in conjunction with our overall evaluation of ASU 2016-13. For other amendments within this guidance, the Company will adopt this guidance on January 1, 2020 and does not expect the application of this guidance to have a material impact on the Consolidated Financial Statements.
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance adds new amendments to simplify income tax accounting and removes certain exceptions and modifies the accounting for certain income tax transactions. The guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. Adoption is required on a prospective, modified-retrospective or retrospective basis, depending on the amendment. The Company does not expect the application of this guidance to have a material impact on the Consolidated Financial Statements.

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
The acquisition of Beneficial was accounted for as a business combination using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and consideration transferred were recorded at their estimated fair values as of the acquisition date. The excess of consideration transferred over the fair value of net assets acquired was recorded as goodwill, which is not amortizable nor deductible for tax purposes. The Company allocated the total balance of goodwill to its WSFS Bank segment. While the valuation of acquired assets and liabilities is nearly completed, management continues to assess the values of certain assets and liabilities which may be subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. The remeasurement period expired on February 29, 2020, one year from the closing date, and the Company does not expect any further material adjustments impacting the identified intangibles and goodwill. The fair values of assets acquired and liabilities assumed still under review for remeasurement adjustments after December 31, 2019 were related to taxes and operating leases.
The following table summarizes the consideration transferred and the fair values of identifiable assets acquired and liabilities assumed:

(Dollars in thousands)
Consideration Transferred:	Fair Value
Common shares issued (21,816,355)	$949,968
Cash paid to Beneficial stock and option holders	228,239
Value of consideration	1,178,207
Assets acquired:
Cash and due from banks	304,311
Investment securities	619,834
Loans and leases, net	3,711,246
Premises and equipment	69,873
Deferred income taxes	18,463
Bank owned life insurance	82,510
Core deposit intangible	85,053
Servicing rights intangible	2,466
Other assets	135,890
Total assets	5,029,646
Liabilities assumed:
Deposits	4,056,506
Other liabilities	101,754
Total liabilities	4,158,260
Net assets acquired:	871,386
Goodwill resulting from acquisition of Beneficial	$306,821

The following table details the change to goodwill recorded subsequent to acquisition:

(Dollars in thousands)	Fair Value
Goodwill resulting from the acquisition of Beneficial reported as of March 31, 2019	$309,486
Effects of adjustments to:
Cash and due from banks	246
Investment securities	(3,131)
Loans	911
Premises and equipment	(741)
Deferred income taxes	1,007
Other assets	(416)
Deposits	790
Other liabilities	(1,331)
Adjusted goodwill resulting from the acquisition of Beneficial as of December 31, 2019	$306,821

In many cases, the fair values of the assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and applying the appropriate market discount rates.

Acquired loans are initially recorded at their fair values as of the acquisition date. The fair value is based on a discounted cash flow methodology that uses assumptions as to credit risk, default rates, collateral values, discount rates and loss severity, along with estimated prepayment rates. Loans that have deteriorated in credit quality since their origination, and for which it is probable that all contractual cash flows will not be received, are accounted for in accordance with ASC 310-30. For additional information regarding purchased impaired loans, see Note 7 to the Consolidated Financial Statements.

The acquired investment portfolio had a fair value of $619.8 million, of which $578.8 million of investment securities were sold subsequent to closing. The proceeds received for the investments sold approximated their fair values as of the acquisition date. The fair value of the retained investment portfolio was determined by taking into account market prices obtained from independent valuation source(s). See Note 19 for additional information.

The Company recorded a deferred income tax asset (DTA) of $18.5 million related to tax attributes of Beneficial along with the effects of fair value adjustments resulting from acquisition accounting for the combination.

WSFS recorded $85.1 million of core deposit intangible which is being amortized over 10 years using a straight-line amortization methodology. The fair value of the core deposit intangible was determined using the cost savings approach. The cost savings approach is defined as the difference between cost of funds on deposits and the cost of an equal amount of funds from an alternative source. The CDI fair value was determined by projecting net cash flow benefits, including assumptions related to customer attrition, discount rates, deposit interest rates, and alternative costs of funds.

Certificates of deposit accounts were valued by segregating the portfolio into pools based on remaining maturity and comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The valuation adjustment will be accreted or amortized to interest expense over the remaining maturities of the respective pools.

As a result of the merger, the Company developed a comprehensive integration plan under which we have incurred direct costs, which were expensed as incurred. These direct costs include costs related to: (i) terminated contracts, (ii) consolidated facilities (including lease termination expenses), (iii) severance, (iv) marketing, and (v) professional and legal fees. Costs related to the acquisition and restructuring are included in the Corporate Development and Restructuring expense line items, respectively, on the Consolidated Statements of Income.

During the fourth quarter of 2018, WSFS announced a retail banking office optimization plan that included the consolidation of fourteen Beneficial and eleven WSFS Bank banking offices. Most of the consolidations and rebranding of the remaining Beneficial banking offices were completed during the conversion, which occurred during the third quarter of 2019. Costs related to this plan are included in the Corporate Development and Restructuring expense line items on the Consolidated Statements of Income. Additionally, during the second quarter of 2019, WSFS completed the sale of five legacy Beneficial retail banking offices in New Jersey to the Bank of Princeton, a New Jersey-based financial institution, at a deposit premium of 7.37%.

4. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2019	2018	2017
Bailment fees	$26,256	$27,767	$21,360
Interchange fees	22,975	14,982	13,696
Other card and ATM fees	1,152	1,088	1,060
Total credit/debit card and ATM income	$50,383	$43,837	$36,116
Credit/debit card and ATM income is composed of bailment fees, interchange fees, and other card and ATM fees are earned from bailment arrangements with our customers. Bailment arrangements are legal relationships in which property is delivered to another party without a transfer of ownership. The party who transferred the property (the bailor) retains ownership interest of the property. In the event that the bailee files for bankruptcy protection, the property is not included in the bailee’s assets. The bailee pays an agreed-upon fee for the use of the bailor’s property in exchange for the bailor allowing use of the assets at the bailee's site. Bailment fees are earned from cash that is made available for customers’ use at an offsite location, such as cash located in an ATM at a customer’s place of business. These fees are typically indexed to a market interest rate. This revenue stream generates fee income through monthly billing for bailment services.
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2019	2018	2017
Trust fees	$27,383	$23,386	$19,651
Wealth management and advisory fees	15,067	16,216	15,452
Total investment management and fiduciary income	$42,450	$39,602	$35,103
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
Wealth management and advisory fees consists of fees from Powdermill, West Capital, Cypress, WSFS Institutional Services, WSFS Wealth Investments, and WSFS Wealth Client Management. Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage. The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through quarterly and annual billing for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Twelve Months Ended December 31,
(Dollars in thousands)	2019	2018	2017
Service fees	$12,420	$10,526	$10,073
Return and overdraft fees	9,911	7,676	7,650
Other deposit service fees	641	569	595
Total deposit service charges	$22,972	$18,771	$18,318
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
Other income
The following table presents the components of other income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2019	2018	2017
Managed service fees	$14,152	$12,113	$10,984
Currency preparation	3,195	3,575	2,900
ATM insurance	2,551	2,394	2,795
Miscellaneous products and services	10,021	8,773	6,388
Total other income	$29,919	$26,855	$23,067
Other income consists of managed service fees, which are primarily courier fees related to cash management, currency preparation, ATM insurance and other miscellaneous products and services offered by the Bank. These fees are primarily generated through monthly billings or at the time of the transaction. During 2019, "Miscellaneous products and services" included income related to a non-recurring transfer of client accounts to a departing Wealth investment adviser, in accordance with the buy-out provisions of the adviser's contract.
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
See Note 22 for further information about the disaggregation of noninterest income by segment.

5. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share data)	2019	2018	2017
Numerator:
Net income attributable to WSFS	$148,809	$134,743	$50,244
Denominator:
Weighted average basic shares	49,298	31,570	31,419
Dilutive potential common shares	256	597	884
Weighted average fully diluted shares	49,554	32,167	32,303
Earnings per share:
Basic	$3.02	$4.27	$1.60
Diluted	$3.00	$4.19	$1.56
Outstanding common stock equivalents having no dilutive effect	1	18	2

6. INVESTMENT SECURITIES
The following tables detail the amortized cost and the estimated fair value of our investments in available-for-sale and held-to-maturity debt securities as well as our equity investments. None of our investments in debt securities are classified as trading.

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Debt Securities
CMO	$336,194	$4,578	$542	$340,230
FNMA MBS	1,219,522	25,717	2,786	1,242,453
FHLMC MBS	320,896	8,641	591	328,946
GNMA MBS	32,871	477	63	33,285
	$1,909,483	$39,413	$3,982	$1,944,914
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$131,600	$3,023	$—	$134,623
Foreign bonds	2,001	1	—	2,002
	$133,601	$3,024	$—	$136,625

Equity Investments(2)
Visa Class B shares	$15,716	$45,565	$—	$61,281
Other equity investments	8,140	625	—	8,765
	$23,856	$46,190	$—	$70,046
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $0.6 million at December 31, 2019, related to securities transferred, which are offset in Accumulated other comprehensive loss, net of tax.
(2)Equity investments are included in Other investments in the audited Consolidated Statements of Financial Condition.

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
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $1.0 million at December 31, 2018, related to securities transferred, which are offset in Accumulated other comprehensive loss, net of tax.
(2)Equity investments are included in Other investments in the audited Consolidated Statements of Financial Condition.

The scheduled maturities of our available-for-sale and held-to-maturity at December 31, 2019 and December 31, 2018 are presented in the table below:

	Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2019 (1)
Within one year	$—	$—
After one year but within five years	22,136	22,207
After five years but within ten years	194,197	194,376
After ten years	1,693,150	1,728,331
	$1,909,483	$1,944,914
December 31, 2018 (1)
Within one year	$—	$—
After one year but within five years	19,714	19,423
After five years but within ten years	170,118	163,731
After ten years	1,034,395	1,021,925
	$1,224,227	$1,205,079

	Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2019 (1)
Within one year	$2,649	$2,653
After one year but within five years	4,239	4,270
After five years but within ten years	35,288	35,967
After ten years	91,425	93,735
	$133,601	$136,625
December 31, 2018 (1)
Within one year	$1,018	$1,016
After one year but within five years	6,703	6,701
After five years but within ten years	29,613	29,547
After ten years	112,616	112,167
	$149,950	$149,431
(1)Actual maturities could differ from contractual maturities.

Mortgage-backed securities (MBS) may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty.
Investment securities with fair market values aggregating $1.1 billion and $914.5 million were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of December 31, 2019 and 2018, respectively.
During 2019, we sold $618.2 million of debt securities categorized as available for sale, of which $578.8 million was related to the acquisition of Beneficial (see Note 3 for further information about the acquisition). The remaining $39.8 million resulted in realized gains of $0.3 million and no realized losses. During 2018, we sold $7.0 million of debt securities categorized as available for sale, resulting in realized gains of less than $0.1 million and no realized losses. During 2017, we sold $457.0 million of investment securities categorized as available for sale, resulting in realized gains of $2.1 million and realized losses of less than $0.1 million.
During 2018, we sold $6.2 million of equity securities, specifically Visa Class B shares, resulting in realized gains of $3.8 million and no realized losses. There were no such sales 2019 or 2017.

As of December 31, 2019, and December 31, 2018, our debt securities portfolio had remaining unamortized premiums of $15.1 million and $12.7 million, respectively, and unaccreted discounts of $4.1 million and $2.5 million, respectively.

For those debt securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at December 31, 2019.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
CMO	$47,376	$481	$7,999	$61	$55,375	$542
FNMA MBS	310,312	2,681	6,522	105	316,834	2,786
FHLMC MBS	35,354	541	2,836	50	38,190	591
GNMA MBS	1,847	4	5,742	59	7,589	63
Total temporarily impaired investments	$394,889	$3,707	$23,099	$275	$417,988	$3,982

Held-to-maturity debt securities:
State and political subdivisions(1)	$523	$—	$—	$—	$523	$—
(1)State and political subdivisions with an unrealized loss position of less than twelve months had an unrealized loss of less than $1 thousand at December 31, 2019.
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
At December 31, 2019, we owned debt securities totaling $418.5 million for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $4.0 million at December 31, 2019. The temporary impairment is the result of changes in market interest rates subsequent to purchase. Our investment portfolio is reviewed each quarter for indications of OTTI. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not have the intent to sell, nor is it more likely-than-not we will be required to sell these securities before we are able to recover the amortized cost basis.
All debt securities, with the exception of one having a fair value of $0.4 million at December 31, 2019, were A-rated or better at the time of purchase and remained investment grade at December 31, 2019. All securities were evaluated for OTTI at December 31, 2019 and 2018. The result of this evaluation showed no OTTI as of December 31, 2019 or 2018. The estimated weighted average duration of MBS was 3.7 years at December 31, 2019.

7. LOANS
The following table shows our loan portfolio by category:

	December 31,
(Dollars in thousands)	2019	2018
Commercial and industrial	$2,046,798	$1,472,489
Owner-occupied commercial	1,296,466	1,059,974
Commercial mortgages	2,222,976	1,162,739
Construction	581,082	316,566
Commercial small business leases	188,630	—
Residential(1)	1,016,500	218,099
Consumer	1,128,731	680,939
	8,481,183	4,910,806
Less:
Deferred fees, net	9,143	7,348
Allowance for loan and lease losses	47,576	39,539
Net loans and leases	$8,424,464	$4,863,919
(1)Includes reverse mortgages, at fair value of $16.6 million and $16.5 million at December 31, 2019 and 2018, respectively.
Nonaccruing loans totaled $22.9 million and $30.1 million at December 31, 2019 and 2018, respectively. If interest on all such loans had been recorded in accordance with contractual terms, net interest income would have increased by $1.2 million and $2.0 million in 2019 and 2018, respectively.
Accrued interest receivable on loans outstanding was $31.5 million and $17.0 million at December 31, 2019 and 2018, respectively.
The total amounts of loans serviced for others were $272.0 million and $98.6 million at December 31, 2019 and 2018, respectively, which consisted of residential first mortgage loans, reverse mortgage loans and Small Business Administration (SBA) loans. We received fees from the servicing of loans of $1.2 million and $0.5 million during 2019 and 2018, respectively.
Servicing Assets
We record mortgage servicing rights on our mortgage loan servicing portfolio, which includes mortgages that we acquire or originate as well as mortgages that we service for others, and servicing rights on Small Business Administration (SBA) loans. Mortgage servicing rights and SBA loan servicing rights are included are in Intangible assets in the accompanying Consolidated Statements of Financial Condition. Mortgage loans which we service for others are not included in Loans and leases, net of allowance in the accompanying Consolidated Statements of Financial Condition. Servicing rights represent the present value of the future net servicing fees from servicing mortgage loans we acquire or originate, or that we service for others. The value of our mortgage servicing rights was $1.2 million and $0.3 million at December 31, 2019 and 2018, respectively, and the value of our SBA loan servicing rights was $2.1 million and $1.1 million at December 31, 2019 and 2018, respectively. Changes in the value of these servicing rights resulted in impairment of $0.7 million and $0.2 million during 2019 and 2018, respectively. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage Banking Activities, Net in the Consolidated Statements of Income and revenues from our SBA loan servicing rights are included in Loan fee income, in the Consolidated Statements of Income.
Acquired Credit Impaired Loans
Under ASC 310-30, acquired loans are generally considered accruing and performing as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing as long as the estimated cash flows are expected to be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding. Credit deterioration evident at the acquisition date is included in the determination of the fair value of the loans at the acquisition date. Updates to expected cash flows for acquired impaired loans accounted for under ASC 310-30 since acquisition have resulted in a provision for loan losses of $0.4 million and $0.2 million in 2019 and 2018, respectively, due to changes in the amount and timing of expected cash flows subsequent to acquisition.

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

The following is the outstanding principal balance and carrying amounts for all acquired credit impaired loans for which the company applies ASC 310-30 as of December 31, 2019 and 2018:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Outstanding principal balance	$39,451	$18,642
Carrying amount	26,535	14,718
Allowance for loan losses	400	227
The following table presents the changes in accretable yield on all acquired credit impaired loans for the years indicated:

(Dollars in thousands)	Accretable Yield
Balance at December 31, 2017	$3,035
Accretion	(1,704)
Reclassification from nonaccretable difference	1,527
Additions/adjustments	(395)
Disposals	—
Balance at December 31, 2018	$2,463
Accretion	(2,304)
Reclassification from nonaccretable difference	207
Additions/adjustments	5,474
Disposals	—
Balance at December 31, 2019	$5,840

8. ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of our allowance for loan and lease losses and loan and lease balances for the years ended December 31, 2019, 2018 and 2017:

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer	Total
Year Ended December 31, 2019
Allowance for loan and lease losses
Beginning balance	$14,211	$5,057	$6,806	$3,712	$1,428	$8,325	$39,539
Charge-offs	(17,258)	(354)	(159)	(42)	(322)	(4,138)	(22,273)
Recoveries	1,621	200	1,546	4	(84)	1,463	4,750
Provision (credit)	23,977	(472)	(830)	207	126	1,465	24,473
Provision (credit) for acquired loans	298	185	89	10	233	272	1,087
Ending balance	$22,849	$4,616	$7,452	$3,891	$1,381	$7,387	$47,576
Period-end allowance allocated to:
Individually evaluated for impairment	$1,179	$23	$—	$—	$463	$176	$1,841
Collectively evaluated for impairment	21,664	4,383	7,387	3,867	824	7,210	45,335
Acquired loans evaluated for impairment	6	210	65	24	94	1	400
Ending balance	$22,849	$4,616	$7,452	$3,891	$1,381	$7,387	$47,576
Period-end loan balances:
Individually evaluated for impairment(3)	$11,158	$4,060	$1,753	$—	$12,151	$7,467	$36,589
Collectively evaluated for impairment	1,619,549	971,694	1,105,174	437,999	145,582	899,724	5,179,722
Acquired nonimpaired loans	603,157	313,955	1,107,379	142,592	834,820	219,413	3,221,316
Acquired impaired loans	1,564	6,757	8,670	491	7,326	2,127	26,935
Ending balance(4)	$2,235,428	$1,296,466	$2,222,976	$581,082	$999,879	$1,128,731	$8,464,562

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer	Total
Year Ended December 31, 2018
Allowance for loan and lease losses
Beginning balance	$16,732	$5,422	$5,891	$2,861	$1,798	$7,895	$40,599
Charge-offs	(12,130)	(417)	(255)	(1,475)	(91)	(2,615)	(16,983)
Recoveries	1,381	34	255	3	154	926	2,753
Provision (credit)	8,328	(38)	924	2,341	(404)	2,126	13,277
Provision (credit) for acquired loans	(100)	56	(9)	(18)	(29)	(7)	(107)
Ending balance	$14,211	$5,057	$6,806	$3,712	$1,428	$8,325	$39,539
Period-end allowance allocated to:
Individually evaluated for impairment	$876	$—	$—	$444	$543	$168	$2,031
Collectively evaluated for impairment	13,334	4,965	6,727	3,254	847	8,155	37,282
Acquired loans evaluated for impairment	1	92	79	14	38	2	226
Ending balance	$14,211	$5,057	$6,806	$3,712	$1,428	$8,325	$39,539
Period-end loan balances:
Individually evaluated for impairment(3)	$14,837	$4,406	$4,083	$2,781	$11,017	$7,883	$45,007
Collectively evaluated for impairment	1,366,151	938,934	1,005,504	310,511	132,064	651,160	4,404,324
Acquired nonimpaired loans	89,970	112,386	145,648	2,525	57,708	21,745	429,982
Acquired impaired loans	1,531	4,248	7,504	749	761	151	14,944
Ending balance(4)	$1,472,489	$1,059,974	$1,162,739	$316,566	$201,550	$680,939	$4,894,257

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer	Total
Year Ended December 31, 2017
Allowance for loan and lease losses
Beginning balance	$13,339	$6,588	$8,915	$2,838	$2,059	$6,012	$39,751
Charge-offs	(5,008)	(296)	(4,612)	(574)	(168)	(3,184)	(13,842)
Recoveries	1,355	127	255	306	178	1,505	3,726
Provision (credit)	6,972	(1,098)	1,160	222	(300)	3,572	10,528
Provision for acquired loans	74	101	173	69	29	(10)	436
Ending balance	$16,732	$5,422	$5,891	$2,861	$1,798	$7,895	$40,599
Period-end allowance allocated to:
Individually evaluated for impairment	$3,687	$—	$18	$—	$760	$193	$4,658
Collectively evaluated for impairment	12,871	5,410	5,779	2,828	1,002	7,693	35,583
Acquired loans evaluated for impairment	174	12	94	33	36	9	358
Ending balance	$16,732	$5,422	$5,891	$2,861	$1,798	$7,895	$40,599
Period-end loan balances:
Individually evaluated for impairment(3)	$19,196	$3,655	$6,076	$6,022	$13,778	$7,588	$56,315
Collectively evaluated for impairment	1,324,636	933,352	983,400	258,887	146,621	514,713	4,161,609
Acquired nonimpaired loans	116,566	136,437	188,505	15,759	72,304	35,945	565,516
Acquired impaired loans	4,156	5,803	9,724	940	784	247	21,654
Ending balance(4)	$1,464,554	$1,079,247	$1,187,705	$281,608	$233,487	$558,493	$4,805,094
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $16.6 million as of December 31, 2019, $16.5 million as of December 31, 2018, and $19.8 million as of December 31, 2017.
(3)The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans which are considered to be impaired loans of $14.3 million as of December 31, 2019, $15.0 million as of December 31, 2018, and $20.1 million as of December 31, 2017.
(4)Ending loan balances do not include net deferred fees.
Nonaccrual and Past Due Loans
The following tables show our nonaccrual and past due loans at the dates indicated:

	December 31, 2019
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial and industrial(1)	$6,289	$2,038	$8,327	$2,214,506	$1,564	$11,031	$2,235,428
Owner-occupied commercial	1,498	831	2,329	1,283,320	6,757	4,060	1,296,466
Commercial mortgages	4,999	99	5,098	2,207,582	8,670	1,626	2,222,976
Construction	—	—	—	580,591	491	—	581,082
Residential(2)	6,733	437	7,170	980,893	7,326	4,490	999,879
Consumer(3)	13,164	12,745	25,909	1,098,980	2,127	1,715	1,128,731
Total(4)	$32,683	$16,150	$48,833	$8,365,872	$26,935	$22,922	$8,464,562
% of Total Loans	0.39%	0.19%	0.58%	98.83%	0.32%	0.27%	100.00%
(1)Includes commercial small business leases.
(2)Residential accruing current balances excludes reverse mortgages at fair value of $16.6 million.
(3)Includes $22.3 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
(4)Balances in table above includes $3.2 billion in acquired non-impaired loans.

	December 31, 2018
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial and industrial	$4,646	$71	$4,717	$1,452,185	$1,531	$14,056	$1,472,489
Owner-occupied commercial	1,598	—	1,598	1,049,722	4,248	4,406	1,059,974
Commercial mortgages	2,296	—	2,296	1,148,988	7,504	3,951	1,162,739
Construction	157	—	157	312,879	749	2,781	316,566
Residential(1)	2,315	660	2,975	194,960	761	2,854	201,550
Consumer	1,496	104	1,600	677,182	151	2,006	680,939
Total(2)	$12,508	$835	$13,343	$4,835,916	$14,944	$30,054	$4,894,257
% of Total Loans	0.25%	0.02%	0.27%	98.81%	0.31%	0.61%	100.00%
(1)Residential accruing current balances excludes reverse mortgages at fair value of $16.5 million.
(2)Balances in table above includes $430.0 million in acquired non-impaired loans.
Impaired Loans
The following tables provide an analysis of our impaired loans at December 31, 2019 and December 31, 2018:

	December 31, 2019
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve (2)	Related Reserve	Contractual Principal Balances (2)	Average Loan Balances
Commercial and industrial	$11,900	$9,979	$1,921	$1,185	$14,653	$17,033
Owner-occupied commercial	5,596	3,919	1,677	233	6,083	7,869
Commercial mortgages	4,888	1,753	3,135	65	5,215	4,607
Construction	435	—	435	24	488	1,686
Residential	14,119	8,858	5,261	557	16,721	12,031
Consumer	7,584	5,876	1,708	178	8,444	7,729
Total	$44,522	$30,385	$14,137	$2,242	$51,604	$50,955
(1)Reflects loan balances at or written down to their remaining book balance.
(2)The above includes acquired impaired loans totaling $7.9 million in the ending loan balance and $9.0 million in the contractual principal balance.

	December 31, 2018
(Dollars in thousands)	Ending Loan Balances	Loans with No Related Reserve (1)	Loans with Related Reserve (2)	Related Reserve	Contractual Principal Balances (2)	Average Loan Balances
Commercial and industrial	$14,841	$8,625	$6,216	$878	$22,365	$18,484
Owner-occupied commercial	6,065	4,406	1,659	92	6,337	5,378
Commercial mortgages	5,679	4,083	1,596	79	15,372	7,438
Construction	3,530	—	3,530	458	5,082	5,091
Residential	11,321	6,442	4,879	581	13,771	12,589
Consumer	7,916	6,899	1,017	170	8,573	7,956
Total	$49,352	$30,455	$18,897	$2,258	$71,500	$56,936
(1)Reflects loan balances at or written down to their remaining book balance.
(2)The above includes acquired impaired loans totaling $4.3 million in the ending loan balance and $4.8 million in the contractual principal balance.
Interest income of $0.8 million was recognized on impaired loans during both 2019 and 2018.
As of December 31, 2019, there were 33 residential loans and 29 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $3.2 million and $9.5 million, respectively. As of December 31, 2018, there were 26 residential loans and 11 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $1.9 million and $5.3 million, respectively.

Reserves on Acquired Nonimpaired Loans
In accordance with ASC 310, loans acquired by the Bank through its mergers with First National Bank of Wyoming (FNBW), Alliance Bancorp, Inc. (Alliance), Penn Liberty Bank (Penn Liberty), and Beneficial are reflected on the balance sheet at their fair values on the date of acquisition as opposed to their contractual values. Therefore, on the date of acquisition establishing an allowance for acquired loans is prohibited. After the acquisition date, the Bank performs a separate allowance analysis on a quarterly basis to determine if an allowance for loan loss is necessary. Should the credit risk calculated exceed the purchased loan portfolio’s total loan mark, additional reserves will be added to the Bank’s allowance. When a purchased loan becomes impaired after its acquisition, it is evaluated as part of the Bank’s reserve analysis and a specific reserve is established to be included in the Bank’s allowance.
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
The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for loan and lease loss.
Commercial Credit Exposure

	December 31, 2019
(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial (2)
					Amount	%
Risk Rating:
Special mention	$12,287	$—	$40,478	$—	$52,765
Substandard:
Accrual	78,809	32,679	23,017	—	134,505
Nonaccrual	9,852	4,037	1,626	—	15,515
Doubtful	1,179	23	—	—	1,202
Total Special Mention and Substandard	102,127	36,739	65,121	—	203,987	3%
Acquired impaired	1,564	6,757	8,670	491	17,482	—%
Pass	2,131,737	1,252,970	2,149,185	580,591	6,114,483	97%
Total	$2,235,428	$1,296,466	$2,222,976	$581,082	$6,335,952	100%
(1)Includes commercial small business leases.
(2)Table includes $2.2 billion of acquired non-impaired loans at December 31, 2019.

	December 31, 2018
	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial (1)
(Dollars in thousands)					Amount	%
Risk Rating:
Special mention	$8,710	$21,230	$—	$—	$29,940
Substandard:
Accrual	37,424	21,081	9,767	168	68,440
Nonaccrual	13,180	4,406	3,951	2,337	23,874
Doubtful	876	—	—	444	1,320
Total Special Mention and Substandard	60,190	46,717	13,718	2,949	123,574	3%
Acquired impaired	1,531	4,248	7,504	749	14,032	—%
Pass	1,410,768	1,009,009	1,141,517	312,868	3,874,162	97%
Total	$1,472,489	$1,059,974	$1,162,739	$316,566	$4,011,768	100%
(1)Table includes $350.5 million of acquired non-impaired loans at December 31, 2018.

Residential and Consumer Credit Exposure

					Total Residential and Consumer(3)
	Residential (2)		Consumer		2019		2018
(Dollars in thousands)	2019	2018	2019	2018	Amount	Percent	Amount	Percent
Nonperforming (1)	$12,858	$11,017	$7,374	$7,883	$20,232	1%	$18,900	2%
Acquired impaired loans	7,326	761	2,127	151	9,453	—%	912	—%
Performing	979,695	189,772	1,119,230	672,905	2,098,925	99%	862,677	98%
Total	$999,879	$201,550	$1,128,731	$680,939	$2,128,610	100%	$882,489	100%
(1)Includes $14.0 million as of December 31, 2019 and December 31, 2018 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans modified terms and are accruing interest.
(2)Residential performing loans excludes $16.6 million and $16.5 million of reverse mortgages at fair value as of December 31, 2019 and December 31, 2018, respectively.
(3)Total includes acquired non-impaired loans of $1.1 billion at December 31, 2019 and $79.5 million at December 31, 2018.

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
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Performing TDRs	$14,281	$14,953
Nonperforming TDRs	5,896	10,211
Total TDRs	$20,177	$25,164
Approximately $0.6 million and $1.2 million in related reserves have been established for these loans at December 31, 2019 and December 31, 2018, respectively.

The following tables present information regarding the types of loan modifications made and the balances of loans modified as TDRs during the years ended December 31, 2019 and 2018:

	December 31, 2019					December 31, 2018
	Contractual payment reduction	Maturity date extension	Discharged in bankruptcy	Other (1)	Total	Contractual payment reduction	Maturity date extension	Discharged in bankruptcy	Other (1)	Total
Commercial	—	1	—	2	3	6	—	—	—	6
Owner-occupied commercial	—	—	—	2	2	—	—	—	—	—
Commercial mortgages	3	—	—	1	4	2	1	—	—	3
Construction	—	—	—	—	—	—	1	—	—	1
Residential	4	—	3	3	10	4	—	1	—	5
Consumer	5	3	8	5	21	8	2	7	3	20
	12	4	11	13	40	20	4	8	3	35
(1)Other includes interest rate reduction, forbearance, and interest only payments.

	Year Ended December 31,
(Dollars in thousands)	2019		2018
	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$1,134	$1,134	$5,102	$5,102
Owner-occupied commercial	1,367	1,367	—	—
Commercial mortgages	1,136	1,136	2,190	2,190
Construction	—	—	920	920
Residential	1,231	1,231	557	557
Consumer	2,046	2,046	1,481	1,481
	$6,914	$6,914	$10,250	$10,250
Principal balances are generally not forgiven when a loans is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and payment is reasonably assured.
The TDRs set forth in the table above resulted in a $0.2 million decrease in our allowance for loan and lease losses, and resulted in no additional charge-offs during the year ended December 31, 2019. For the year ended December 31, 2018, the TDRs set forth in the table above resulted in a $2.0 million decrease in our allowance for loan and lease losses and $5.0 million of additional charge-offs.
For the year ended December 31, 2019, four TDRs defaulted that had received troubled debt modification during the past twelve months with a total loan amount of $0.3 million, compared with five loans with a total loan amount of $0.2 million during the year ended December 31, 2018.

9. PREMISES AND EQUIPMENT
The following table shows the components of premises and equipment, at cost, summarized by major classifications:

	December 31,
(Dollars in thousands)	2019	2018
Land	$20,209	$2,758
Buildings	34,637	6,179
Leasehold improvements	62,523	49,704
Furniture and equipment	64,445	49,035
	181,814	107,676
Less: Accumulated depreciation	77,349	62,720
	$104,465	$44,956
We recognized depreciation expense of $15.0 million, $8.3 million and $8.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

10. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through our equipment leasing business.

Lessee

Our ongoing leases have remaining lease terms of less than 1 year to 43 years, which includes renewal options that are exercised at our discretion. The Company's lease terms to calculate the lease liability and right-of-use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right-of-use asset is included in Other liabilities and Other assets, respectively, in the Consolidated Statement of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the Consolidated Statement of Income. We account for lease components separately from nonlease components. We sublease certain real estate to third parties.

The components of our ongoing operating lease cost under ASC 842, Leases were as follows:

Twelve months ended
(Dollars in thousands)	December 31, 2019
Operating lease cost (1)	$19,574
Sublease income	(486)
Net lease cost	$19,088
(1)Includes variable lease cost and short-term lease cost.

Rent expense under ASC 840, Leases was $12.9 million in 2018 and $13.0 million in 2017.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	December 31, 2019
Assets
Right-of-use assets	$166,221
Total assets	$166,221

Liabilities
Lease liabilities	$181,814
Total liabilities	$181,814

Lease term and discount rate
Weighted average remaining lease term (in years)
Operating leases	19.06
Weighted average discount rate
Operating leases	4.17%

Maturities of operating lease liabilities under ASC 842, Leases (as adopted on January 1, 2019) were as follows:

(Dollars in thousands)	December 31, 2019
2020	$18,591
2021	18,314
2022	18,315
2023	18,525
2024	17,390
After 2024	197,203
Total lease payments	288,338
Less: Interest	(106,524)
Present value of lease liabilities	$181,814

The minimum cash payments for operating leases under ASC 840, Leases were as follows:

(Dollars in thousands)	December 31, 2018
2019	$11,562
2020	11,411
2021	11,132
2022	11,078
2023	11,141
After 2023	169,929
Total minimum lease payments	$226,253

Supplemental cash flow information related to leases was as follows:

Twelve months ended
(Dollars in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,606
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	61,693

Lessor Equipment Leasing

WSFS provides equipment and small business lease financing through our two leasing subsidiaries, BEFC and NewLane Finance, acquired from our Beneficial acquisition. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and Fees on Loans and Leases on the Consolidated Statements of Income. The allowance for lease losses on finance leases are included within Provision for loan and lease losses on the Consolidated Statements of Income.

The components of direct finance lease income are summarized in the table below:

Twelve months ended
(Dollars in thousands)	December 31, 2019
Direct financing leases:
Interest income on lease receivable	$9,032
Interest income on deferred fees and costs	427
Total direct financing lease income	$9,459

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	December 31, 2019
Lease receivables	$217,076
Unearned income	(28,446)
Deferred fees and costs	1,962
Net investment in direct financing leases	$190,592

At December 31, 2019, future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	Direct financing leases
2020	$71,067
2021	58,337
2022	42,274
2023	28,628
2024	14,450
After 2024	2,320
Total lease payments	$217,076

11. GOODWILL AND INTANGIBLE ASSETS
As of December 31, 2019, we had three reportable segments: WSFS Bank, Cash Connect®, and Wealth Management. Our reportable segments may contain one or more reporting units depending on economic characteristics, products and customers. When we acquire a business, we assign it to a reporting unit and allocate its goodwill to that reporting unit based on its relative fair value. Should we have a significant business reorganization, we may reallocate the goodwill. See Note 22 for additional information on management reporting.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth Management	Consolidated Company
December 31, 2017	$145,808	$20,199	$166,007
Goodwill adjustments	—	—	—
December 31, 2018	145,808	20,199	166,007
Goodwill from business combinations	309,486	—	309,486
Remeasurement period adjustments	(2,665)	—	(2,665)
December 31, 2019	$452,629	$20,199	$472,828

During the fourth quarter of 2019, we completed a qualitative assessment and determined no impairment indicators exists as of the year-ended December 31, 2019. No impairment losses related to our goodwill were recorded in 2019 or 2018, however, there can be no assurances that impairments to our goodwill will not occur in the future periods.
Other intangible assets
ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes our intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
December 31, 2019
Core deposits	$95,711	$(13,326)	$82,385	10 years
Customer relationships	17,561	(7,416)	10,145	7-15 years
Non-compete agreements	221	(146)	75	5 years
Loan servicing rights(1)	4,880	(1,568)	3,312	10-25 years
Total other intangible assets	$118,373	$(22,456)	$95,917
December 31, 2018
Core deposits	$10,658	$(5,285)	$5,373	10 years
Customer relationships	17,561	(5,815)	11,746	7-15 years
Non-compete agreements	221	(101)	120	5 years
Loan servicing rights	2,652	(1,301)	1,351	10-30 years
Favorable lease asset(2)	1,932	(506)	1,426	10 months-18 years
Total other intangible assets	$33,024	$(13,008)	$20,016
(1)Includes impairment losses of $0.5 million for the year ended December 31, 2019
(2)The favorable lease asset was fully amortized and written off during the year ended December 31, 2019 as a result of our adoption of ASU 2016-02 on January 1, 2019. See Note 2 for further information.
We recognized amortization expense on other intangible assets of $9.7 million, and $2.9 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following presents the estimated amortization expense of intangibles:

(Dollars in thousands)	Amortization of Intangibles
2020	$11,603
2021	11,160
2022	10,989
2023	10,870
2024	10,725
Thereafter	40,570
Total	$95,917

Besides the impairment on loan servicing rights noted in the table above, there was no impairment of other intangible assets as of December 31, 2019 or 2018. Changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in the future.

12. DEPOSITS

The following table is a summary of our deposits by category:

	December 31,
(Dollars in thousands)	2019	2018
Noninterest-bearing:
Noninterest-bearing demand	$2,189,573	$1,626,252
Total noninterest-bearing	$2,189,573	$1,626,252
Interest-bearing:
Interest-bearing demand	$2,129,725	$1,062,228
Savings	1,563,000	538,213
Money market	2,100,188	1,542,962
Customer time deposits	1,356,610	672,942
Brokered deposits	247,761	197,834
Total interest-bearing	$7,397,284	$4,014,179
Total deposits	$9,586,857	$5,640,431
The following table is a summary of the remaining time to maturity for customer time deposits:

	December 31,
(Dollars in thousands)	2019	2018
Certificates of deposit (not jumbo):
Less than one year	$497,148	$228,045
One year to two years	140,943	94,488
Two years to three years	36,814	14,441
Three years to four years	39,352	4,048
Over four years	23,192	5,927
Total certificates of deposit (not jumbo)	$737,449	$346,949
Jumbo certificates of deposit (1)
Less than one year	$431,242	$223,798
One year to two years	110,851	91,486
Two years to three years	16,590	5,957
Three years to four years	31,584	2,399
Over four years	28,894	2,353
Total jumbo certificates of deposit	619,161	325,993
Total certificates of deposit	$1,356,610	$672,942
(1)Represents certificates of deposit balances in excess of $0.1 million from individuals, businesses and municipalities.
The following table is a summary of interest expense on deposits by category:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Interest-bearing demand	$8,794	$4,523	$2,211
Money market	18,169	9,854	4,690
Savings	7,053	1,030	1,017
Time deposits	19,642	8,591	4,806
Total customer interest expense	$53,658	$23,998	$12,724
Brokered deposits	6,417	5,070	2,180
Total interest expense on deposits	$60,075	$29,068	$14,904

13. BORROWED FUNDS
The following is a summary of borrowed funds by type, at or for the twelve months ended:

(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
December 31, 2019
Federal funds purchased	$195,000	1.62%	$200,000	$135,720	2.19%
FHLB advances	112,675	2.20	635,830	226,728	2.43
Trust preferred borrowings	67,011	3.62	67,011	67,011	4.14
Senior debt	98,605	4.78	98,605	98,492	4.79
Other borrowed funds	15,997	0.10	55,400	29,786	0.30
December 31, 2018
Federal funds purchased	$157,975	2.52%	$157,975	$89,325	1.90%
FHLB advances	328,465	2.52	695,484	426,755	1.97
Trust preferred borrowings	67,011	4.51	67,011	67,011	3.84
Senior debt	98,388	4.50	98,388	98,275	4.80
Other borrowed funds	47,949	0.23	71,584	39,314	0.12
Federal Home Loan Bank Advances
Advances from the FHLB with rates ranging from 1.50% to 2.79% at December 31, 2019 are due as follows:

(Dollars in thousands)	Amount	Weighted Average Rate
2020	$33,465	1.80%
2021	35,833	2.74
2022	43,377	2.28
	$112,675	2.28%
Pursuant to collateral agreements with the FHLB, advances are secured by qualifying loan collateral, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.
As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB in an amount at least equal to 0.10% of our member asset value plus 4.00% of advances outstanding. We were in compliance with this requirement with a stock investment in FHLB of $21.1 million at December 31, 2019 and $19.3 million at December 31, 2018. This stock is carried on the accompanying Consolidated Statements of Financial Condition at cost, which approximates liquidation value.
We received dividends on our stock investment in FHLB of $1.5 million for the years ended December 31, 2019 and 2018. For additional information regarding FHLB Stock, see Note 19.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
During 2019 and 2018, we purchased federal funds as a short-term funding source. At December 31, 2019, we had purchased $195.0 million in federal funds at an average rate of 1.60%. At December 31, 2018, we had purchased $158.0 million in federal funds at an average rate of 2.52%.
We had no securities sold under agreements to repurchase at December 31, 2019 and December 31, 2018.

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
Other Borrowed Funds
Included in other borrowed funds are collateralized borrowings of $16.0 million and $47.9 million at December 31, 2019 and 2018, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities. The average rates on these borrowings were 0.30% and 0.12% at December 31, 2019 and 2018 respectively.
Borrower in Custody
The Bank had $429.0 million and $176.4 million of loans pledged to the Federal Reserve of Philadelphia (FRB) at December 31, 2019 and December 31, 2018, respectively. The Bank did not borrow funds from the FRB during 2019 or 2018.

14. STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
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
As of December 31, 2019 and 2018, the Bank was in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table presents the capital position of the Bank and the Company as of December 31, 2019 and 2018:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
December 31, 2019
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$1,414,791	14.01%	$807,877	8.00%	$1,009,846	10.00%
WSFS Financial Corporation	1,394,666	13.78	809,730	8.00	1,012,162	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	1,365,186	13.52	605,908	6.00	807,877	8.00
WSFS Financial Corporation	1,345,061	13.29	607,297	6.00	809,730	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	1,365,186	13.52	454,431	4.50	656,400	6.50
WSFS Financial Corporation	1,280,061	12.65	455,473	4.50	657,906	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,365,186	11.72	466,003	4.00	582,504	5.00
WSFS Financial Corporation	1,345,061	11.54	466,088	4.00	582,610	5.00

December 31, 2018
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$788,512	13.37%	$471,659	8.00%	$589,574	10.00%
WSFS Financial Corporation	761,027	12.71	478,980	8.00	598,724	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	748,219	12.69	353,744	6.00	471,659	8.00
WSFS Financial Corporation	720,734	12.04	359,235	6.00	478,980	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	748,219	12.69	265,308	4.50	383,223	6.50
WSFS Financial Corporation	655,734	10.95	269,426	4.50	389,171	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	748,219	10.82	276,665	4.00	345,831	5.00
WSFS Financial Corporation	720,734	10.37	278,111	4.00	347,636	5.00
The December 31, 2019 and 2018 capital ratios presented above were determined in accordance with the Basel III Capital Rules.

The Holding Company
As of December 31, 2019, our capital structure includes one class of stock, $0.01 par common stock outstanding with each share having equal voting rights.
In 2005, WSFS Capital Trust III, our unconsolidated subsidiary, issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The par value of these securities is $2.0 million and the aggregate principal is $67.0 million. The proceeds from the issue were invested in Junior Subordinated Debentures issued by the Company. These securities are treated as borrowings with interest included in interest expense on the Consolidated Statements of Income. At December 31, 2019, the coupon rate of the WSFS Capital Trust III securities was 3.68%. The effective rate will vary due to fluctuations in interest rates.
When infused into the Bank, the Trust Preferred Securities issued in 2005 qualify as Tier 1 capital. The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be undercapitalized within the meaning of the Prompt Corrective Action regulations.
At December 31, 2019, $71.4 million in cash remains at the holding company to support the parent company’s needs.

Pursuant to federal laws and regulations, our ability to engage in transactions with affiliated corporations, including the loan of funds to, or guarantee of the indebtedness of, an affiliate, is limited.
During the year ended December 31, 2019, the Company repurchased 2,132,390 common shares at an average price of $42.83 per share as part of our share buy-back program approved by the Board of Directors. The program is consistent with our intent to return a minimum of 25% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks.

15. ASSOCIATE BENEFIT PLANS
Associate 401(k) Savings Plan
Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and our common stock. Generally, the principal and related earnings are tax deferred until withdrawn. We match a portion of the Associates’ contributions. As a result, our total cash contributions to the plan on behalf of our Associates resulted in an expense of $5.8 million, $3.8 million, and $3.6 million for 2019, 2018, and 2017, respectively.
All contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 100% is invested in target-date fund that corresponds with the participant’s age. Associates may generally make transfers to various other investment vehicles within the plan. The plan’s yearly activity includes net sales of 9,000, 51,000 and 156,000 shares of our common stock in 2019, 2018 and 2017 respectively. There were no purchases in 2019 or 2018, and 83,000 net purchases in 2017.
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
We account for our obligations under the provisions of ASC 715, Compensation - Retirement Benefits (ASC 715). ASC 715 requires that we recognize the costs of these benefits over an Associate's active working career. Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year. We recognize our service cost in Salaries, benefits and other compensation and the other components of net periodic benefit cost in Other operating expenses in our Consolidated Statements of Income.
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
In accordance with ASC 715, during 2020 we expect to recognize less than $0.1 million of amortization related to net actuarial gain and $0.1 million of amortization related to prior service credit.

The following disclosures relating to postretirement medical benefits were measured at December 31:

(Dollars in thousands)	2019	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$1,893	$1,990	$1,764
Service cost	54	60	53
Interest cost	78	70	71
Actuarial loss (gain)	229	(143)	207
Benefits paid	(84)	(84)	(105)
Benefit obligation at end of year	$2,170	$1,893	$1,990
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	84	84	105
Benefits paid	(84)	(84)	(105)
Fair value of plan assets at end of year	$—	$—	$—
Unfunded status	$(2,170)	$(1,893)	$(1,990)
Amounts recognized in accumulated other comprehensive income(1):
Net prior service credit	$511	$587	$663
Net gain	491	783	685
Net amount recognized	$1,002	$1,370	$1,348
Components of net periodic benefit cost:
Service cost	$54	$60	$53
Interest cost	78	70	71
Amortization of prior service cost	(76)	(76)	(76)
Net gain recognition	(63)	(45)	(70)
Net periodic benefit cost	$(7)	$9	$(22)
Assumption used to determine net periodic benefit cost:
Discount rate	4.20%	3.60%	4.10%
Assumption used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	3.10%	4.20%	3.60%
(1)Before tax effects
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)
During 2020	$63
During 2021	62
During 2022	64
During 2023	67
During 2024	72
During 2025 through 2029	447
$775
We assume medical benefits will increase at an average rate of less than 10% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2019, this annual premium cap amounted to $3,695 per retiree. We estimate that we will contribute approximately $3,843 per retiree to the plan during fiscal 2020.

Alliance Associate Pension Plan
During the fourth quarter of 2015, we completed the acquisition of Alliance and its wholly-owned subsidiary, Alliance Bank, headquartered in Broomall, Pennsylvania. At the time of the acquisition we assumed the Alliance pension plan offered to current Alliance associates. The net amount recognized in 2019 was $0.2 million.
$0.3 million of estimated net loss for the defined benefit pension plans will be amortized from the accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.
The following disclosures relating to Alliance pension benefits were measured at December 31:

(Dollars in thousands)	2019	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$6,289	$7,853	$7,517
Interest cost	253	279	297
Settlements	(282)	(1,142)	—
Disbursements	(231)	(271)	(407)
Actuarial loss (gain)	864	(430)	446
Benefit obligation at end of year	$6,893	$6,289	$7,853
Change in plan assets:
Fair value of plan assets at beginning of year	$6,533	$8,378	$7,504
Actual return on plan assets	1,435	(393)	1,314
Settlements	(273)	(1,146)	—
Benefits paid	(231)	(271)	(407)
Administrative expenses	(33)	(35)	(33)
Fair value of plan assets at end of year	$7,431	$6,533	$8,378
Funded status	$538	$244	$525
Amounts recognized in accumulated other comprehensive income(1):
Net (loss) gain	$(279)	$(413)	$170
Components of net periodic benefit cost:
Service cost	$40	$40	$40
Interest cost	253	279	297
Expected return on plan assets	(471)	(596)	(548)
Settlements	16	(24)	—
Net gain recognition	—	413	(170)
Net periodic benefit cost	$(162)	$112	$(381)
Assumptions used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate for net periodic benefit cost	4.20%	3.60%	4.00%
Expected return on plan assets	7.50%	7.50%	7.50%
Discount rate for disclosure obligations	2.40%	4.20%	3.60%
(1)Before tax effects
Estimated future benefit payments:
During the fourth quarter of 2018, the Company notified the Alliance pension plan participants, the Internal Revenue Service, and the Pension Benefit Guaranty Corporation of its intention to terminate the plan. The Company currently anticipates completing the pension plan termination in 2020. As of December 31, 2019, the valuation of the benefit obligations and estimated future benefit payments includes termination assumptions, and the remaining expected future payments are $6.9 million during 2020.

Beneficial Associate Pension and other postretirement benefit plans
On March 1, 2019, we closed our acquisition of Beneficial. At the time of acquisition, we assumed the pension plan covering certain eligible Beneficial Associates. The plan was frozen in 2008.
During 2020, we expect to recognize less than $0.1 million of amortization related to net actuarial gain (includes both pension benefits and other postretirement benefits in the table below).
The following disclosures relating to Beneficial pension benefits and other postretirement benefit plans were measured at December 31, 2019:

(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of year	$—	$—
Acquired in business combinations	91,568	19,504
Service cost	—	76
Interest cost	2,851	588
Plan participants' contributions	—	34
Actuarial loss	12,020	1,035
Benefits Paid	(3,561)	(974)
Benefit obligation at end of year	$102,878	$20,263
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Acquired in business combinations	90,814	—
Actual return on Plan Assets	13,350	—
Employer contribution	293	940
Participants' contributions	—	34
Benefits paid	(3,561)	(974)
Administrative expenses	(508)	—
Fair value of plan assets at end of year	$100,388	$—
Unfunded status	$(2,490)	$(20,263)
Amounts recognized in accumulated other comprehensive income(1):
Net loss	$(4,174)	$(1,035)
Components of net periodic benefit cost:
Service cost	$—	$76
Interest cost	2,851	588
Expected return on plan assets	(4,829)	—
Net periodic benefit cost	$(1,978)	$664
(1)Before tax effects

Significant assumptions used to calculate the net periodic benefit cost and obligation for Beneficial postretirement plans as of December 31, 2019 are as follows:

Consolidated Pension Plan	2019
Discount rate for net periodic benefit cost	4.14%
Expected return on plan assets	6.50%
Discount rate for disclosure obligations	3.25%
Beneficial Bank Other Postretirement
Discount rate for net periodic benefit cost	4.10%
Discount rate for disclosure obligations	3.19%
FMS Other Postretirement
Discount rate for net periodic benefit cost	3.60%
Discount rate for disclosure obligations	2.60%
Split-Dollar Plan
Discount rate for net periodic benefit cost	3.54%
Discount rate for disclosure obligations	2.55%
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
During 2020	$4,744	$990
During 2021	5,649	1,007
During 2022	4,874	1,022
During 2023	5,501	1,033
During 2024	6,219	1,052
During 2025 through 2029	27,855	5,780
	$54,842	$10,884

The fair values and weighted average asset allocations in plan assets of all pension and postretirement plan assets at December 31, 2019 by asset category are as follows:

	Category Used for Fair Value Measurement
	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Percent
Assets:
Mutual Funds:
Large cap	$4,532	$—	$—	$4,532	4.5%
Mid cap	67	—	—	67	0.1%
Small cap	63	—	—	63	0.1%
International	7,902	—	—	7,902	7.9%
Global Managed Volatility	6,955	—	—	6,955	6.9%
U.S. Managed Volatility	2,611	—	—	2,611	2.6%
Fixed Income	62,924	—	—	62,924	62.7%
U.S. Government Agencies	15,166	—	—	15,166	15.1%
Accrued Income	168	—	—	168	0.1%
Total	$100,388	$—	$—	$100,388	100.0%

As of December 31, 2019, pension and postretirement plan assets were comprised of investments in equity and fixed income mutual funds. The Bank’s consolidated pension plan investment policy provides that assets are to be managed over a long-term investment horizon to ensure that the chances and duration of investment losses are carefully weighed against the long-term potential for asset appreciation. The primary objective of managing a plan’s assets is to improve the plan’s funded status. A secondary financial objective is, where possible, to minimize pension expense volatility. The Company’s pension plan allocates assets based on the plan’s funded status to risk management and return enhancement asset classes. The risk management class is comprised of a long duration fixed income fund while the return enhancement class consists of equity and other fixed income funds. Asset allocation ranges are generally 40% to 80% for risk management and 20% to 60% for return enhancement when the funded status is less than 110%, and 50% to 90% in risk management and 10% to 50% for return enhancement when the funded status reaches 110%, subject to the discretion of the Company. Also, a small portion is maintained in cash reserves when appropriate.
We have four additional plans which are no longer being provided to current Associates: (1) a Supplemental Pension Plan with a corresponding liability of $0.6 million and $0.7 million for December 31, 2019 and 2018 respectively; (2) an Early Retirement Window Plan with a corresponding liability of $0.1 million for both December 31, 2019 and 2018; (3) a Supplemental Executive Retirement Plan with a corresponding liability of $1.4 million and $1.5 million for December 31, 2019 and 2018 respectively, and; (4) a Post-Retirement Medical Plan with a corresponding liability of $0.1 million for both December 31, 2019 and 2018. Additionally, the Director's Plan that had a corresponding asset of less than $0.1 million as of December 31, 2018 is no longer in effect as of December 31, 2019.

16. INCOME TAXES
The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Our income tax provision consists of the following:

	Year ended December 31,
(Dollars in thousands)	2019	2018	2017
Current income taxes:
Federal taxes	$31,401	$26,164	$36,005
State and local taxes	7,977	6,513	4,342
Deferred income taxes:
Federal taxes	5,987	3,455	17,899
State and local taxes	1,087	(77)	—
Total	$46,452	$36,055	$58,246
Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018:

(Dollars in thousands)	2019	2018
Deferred tax assets:
Unrealized losses on available-for-sale securities	$—	$4,350
Allowance for loan and lease losses	9,991	8,303
Purchase accounting adjustments—loans	32,333	2,427
Reserves and other accruals	14,663	10,426
Investments	2,323	—
Deferred gains	465	458
Net operating losses	142	165
Derivatives	182	775
Employee benefit plans	3,581	—
Lease liabilities	38,181	—
Reverse mortgages	26	384
Total deferred tax assets	$101,887	$27,288
Deferred tax liabilities:
Unrealized gains on available-for-sale securities	$(8,651)	$—
Unrealized gains on equity investments	(10,031)	(4,203)
Accelerated depreciation	(1,745)	(806)
Other	(841)	(537)
Right of use assets	(34,907)	—
Deferred loan costs	(2,843)	(2,052)
Intangibles	(24,625)	(4,130)
Total deferred tax liabilities	(83,643)	(11,728)
Net deferred tax asset	$18,244	$15,560

Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. In 2019, such items consisted primarily of $8.7 million of unrealized gains on certain investments in debt and equity securities accounted for under ASC 320 along with $1.2 million of unrealized losses related to postretirement benefit obligations accounted for under ASC 715 and $0.2 million of unrealized losses on derivatives accounted for under ASC 815. In 2018, they consisted primarily of $4.4 million of unrealized losses on certain investments in debt and equity securities along with $0.3 million of unrealized gains related to postretirement benefit obligations and $0.8 million of unrealized losses on derivatives.

Based on our history of prior earnings and our expectations of the future, it is anticipated that operating income and the reversal pattern of our temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $18.2 million at December 31, 2019.
As a result of the acquisition of Beneficial on March 1, 2019, we recorded a net deferred tax asset (DTA) of $18.9 million. Included in the DTA are $12.7 million of federal net operating loss (NOL) carryovers and $1.0 million of state NOL’s, all of which are expected to be utilized in our 2019 tax returns. We expect to utilize all tax attributes acquired from Beneficial so no valuation allowance has been recorded against the DTA.
Pursuant to accounting guidance, we are not required to provide deferred taxes on Beneficial’s tax loan loss reserve as of December 31, 1987. As of December 31, 2019, Beneficial had unrecognized deferred income taxes of approximately $1.7 million with respect to this reserve. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Bank’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.
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
Due to the reduction in the corporate tax rate resulting from the Tax Reform Act, in 2017, we decided to surrender substantially all of our bank-owned life insurance (BOLI) policies. While the formal surrender did not occur until 2018, we were required under ASC 740, Income Taxes, to record a deferred tax liability in 2017 for the income tax effect of the surrender. We owed approximately $7.5 million for federal income taxes and an early-surrender penalty in 2018 due to the BOLI surrender.
A reconciliation showing the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:

	Year ended December 31,
Year Ended December 31,	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State tax, net of federal tax benefit	3.5	3.1	2.7
Surrender of bank-owned life insurance policies	—	—	7.3
Adjustment to net deferred tax asset for enacted changes in tax laws and rates	—	(0.5)	13.4
Tax-exempt interest	(0.6)	(0.8)	(1.9)
Bank-owned life insurance income	(0.1)	—	(0.5)
Excess tax benefits from share-based compensation	(1.0)	(1.8)	(2.0)
Nondeductible acquisition costs	0.2	0.4	—
Federal tax credits, net of amortization	(0.2)	(0.1)	(0.3)
Nondeductible compensation	0.9	—	—
Other	0.2	(0.2)	—
Effective tax rate	23.9%	21.1%	53.7%
As a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, we recorded $2.0 million, $3.5 million and $2.3 million of income tax benefits in 2019, 2018 and 2017, respectively, related to excess tax benefits from stock compensation. Prior to 2016, such excess tax benefits were recorded directly in stockholders’ equity. This accounting standard will result in volatility to future effective tax rates.
We have $0.7 million of remaining Federal NOLs. Such NOLs expire beginning in 2030 and, due to Internal Revenue Service (IRS) limitations, $0.1 million are being utilized each year. Accordingly, we fully expect to utilize all of these NOLs. We have no state NOLs.

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
We record interest and penalties on potential income tax deficiencies as income tax expense. Federal tax years 2016 through 2019 remain subject to examination as of December 31, 2019, while tax years 2016 through 2019 remain subject to examination by state taxing jurisdictions. No federal or state income tax return examinations are currently in process. We do not expect to record or realize any material unrecognized tax benefits during 2020.
ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. We recognize, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Financial Statements. Assessment of uncertain tax positions under ASC 740 requires careful consideration of the technical merits of a position based on our analysis of tax regulations and interpretations. There are no unrecognized tax benefits related to ASC 740 as of December 31, 2019 nor has there been any unrecognized tax benefit activity since December 31, 2012.
As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $3.0 million of such amortization has been reflected as income tax expense for the year ended December 31, 2019, compared to $1.9 million and $1.7 million for the years ended December 31, 2018 and December 31, 2017, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2019 were $2.6 million, $3.0 million and $0.8 million respectively. The carrying value of the investment in affordable housing credits is $25.8 million December 31, 2019, compared to $16.9 million December 31, 2018.

17. STOCK-BASED COMPENSATION
Our Stock Incentive Plans provide for the granting of stock options, stock appreciation rights, performance awards, restricted stock and restricted stock unit awards (RSUs), deferred stock units, and other awards that are payable in or valued by reference to our common shares. Upon stockholder approval in 2018, the 2013 Incentive Plan (2013 Plan) was replaced by the 2018 Incentive Plan (2018 Plan). We still have awards outstanding under the 2013 Plan for officers, directors and Associates. The 2018 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 2013 Plan and the 2018 Plan are referred to as the Stock Incentive Plans. The number of shares reserved for issuance under the 2018 Plan is 1,500,000, of which 1,129,687 shares were available for future grants at December 31, 2019. Generally, all awards become exercisable immediately in the event of a change in control, as defined in the Stock Incentive Plans.
Total stock-based compensation expense recognized was $4.5 million ($3.4 million after tax) for 2019, $2.6 million ($2.0 million after tax) for 2018, and $3.7 million ($2.5 million after tax) for 2017. Stock-based compensation expense related to awards granted to Associates is recorded in Salaries, benefits and other compensation; expense related to awards granted to directors is recorded in Other operating expense in our Consolidated Statements of Income.
Stock Options
Stock options are granted with an exercise price not less than the fair market value of our common stock on the date of the grant. All stock options granted during 2019, 2018, and 2017 vest in 25% per annum increments, start to become exercisable in April of the year following the year of grant, and expire between five and seven years from the grant date. We issue new shares upon the exercise of options.
We determine the grant date fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are subjective. Significant assumptions used to determine 2019, 2018, and 2017 grant date fair value included expected term, which was derived from historical exercise patterns and represents the amount of time that stock options granted are expected to be outstanding; volatility, measured using the fluctuation in month end closing stock prices over a period which corresponds with the average expected option life; a weighted-average risk-free rate of return (zero coupon treasury yield); and a dividend yield indicative of our current dividend rate. The assumptions used to determine the grant date fair value for options issued during 2019, 2018, and 2017 are presented below:

	2019	2018	2017
Expected term (in years)	5.5	5.3	5.3
Volatility	23.6%	23.0%	24.9%
Weighted-average risk-free interest rate	2.50%	2.69%	1.95%
Dividend yield	1.02%	0.74%	0.60%

A summary of the status of our options as of December 31, 2019, and changes during the year, is presented below:

	2019
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Stock Options:
Outstanding at beginning of year	790,744	$22.48	2.18	$13,235
Plus: Granted	120,019	43.28
Less: Exercised	(475,090)	16.74
Forfeited	(4,937)	46.87
Outstanding at end of year	430,736	34.33	3.16	4,550
Nonvested at end of year	140,076	43.91	5.61	166
Exercisable at end of year	290,660	29.70	1.98	4,099
The weighted-average fair value of options granted was $10.26 in 2019, $11.62 in 2018 and $11.50 in 2017. The aggregate intrinsic value of options exercised was $12.3 million in 2019, $20.6 million in 2018, and $7.5 million in 2017.

The following table provides information about our nonvested stock options outstanding at December 31, 2019:

	2019
	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Stock Options:
Nonvested at beginning of period	124,348	$42.76	$10.38
Plus: Granted	120,019	43.28	10.26
Less: Vested	(104,291)	41.80	10.04
Forfeited	—	—	—
Nonvested at end of period	140,076	43.91	10.53
The total amount of unrecognized compensation cost related to nonvested stock options as of December 31, 2019 was $1.0 million. The weighted-average period over which the expense is expected to be recognized is 2.7 years. During 2019, we recognized $1.1 million of compensation expense related to these awards.
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
The weighted-average fair value of RSUs granted was $43.28 in 2019, $48.38 in 2018, and $47.05 in 2017. The total amount of compensation cost to be recognized relating to nonvested restricted stock units as of December 31, 2019 was $3.1 million. The weighted-average period over which the cost is expected to be recognized is 2.5 years. During 2019, we recognized $3.0 million of compensation cost related to these awards, which includes $0.5 million of expense related to the Integration Performance RSU Plan, described below.
The following table summarizes the Company’s RSUs and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2018	95,707	$43.08
Plus: Granted	72,151	43.28
Less: Vested	(38,737)	40.38
Forfeited	(6,461)	44.20
Balance at December 31, 2019	122,660	44.24
The total fair value of RSUs that vested was $1.5 million in 2019, $1.6 million in 2018, and $1.2 million in 2017.
Integration Performance RSU Plan: In February 2019, the Board of Directors approved the Integration Performance RSU Plan (“the Integration Plan”). Under the Integration Plan, certain senior executives were granted awards based on the achievement of three defined goals measuring the success of the integration of Beneficial and execution of our strategic goals over the five-year period ending 2023. Awards earned under the Plan will be issued under the Company’s 2018 Incentive Plan. The Plan provides for a three-year performance achievement period beginning in 2021 and ending in 2023. If any or all of a portion of RSU’s vest prior to 2023, there will be an additional time-based vesting requirement though the end of 2023. The Performance RSUs were granted on February 28, 2019. We accrue expense for this Plan based on the estimated probability of achievement of the three defined performance goals.

18. COMMITMENTS AND CONTINGENCIES
Data Processing and Network Operations
We have entered into contracts to manage our network operations, data processing and other related services. The projected amounts of future minimum payments contractually due are as follows:

(Dollars in thousands)
Year	Amount
2020	$11,139
2021	7,768
2022	5,152
2023	3,021
2024	—
Legal Proceedings
In the ordinary course of business, we are subject to legal actions that involve claims for monetary relief. See Note 25 for additional information.

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
The following represents a summary of off-balance sheet financial instruments at year-end:

	December 31,
(Dollars in thousands)	2019	2018
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$360,981	$177,767
Commercial mortgage loan commitments	106,626	43,624
Commercial loan commitments	919,353	629,729
Commercial owner-occupied commitments	57,144	43,879
Commercial standby letters of credit	148,131	71,233
Residential mortgage loan commitments	5,317	6,297
Consumer loan commitments	506,544	330,929
Total	$2,104,096	$1,303,458
At December 31, 2019, we had total commitments to extend credit of $2.1 billion. Commitments for consumer lines of credit were $506.5 million of which, $484.4 million were secured by real estate. Residential mortgage loan commitments generally have closing dates within a one month period but can be extended to six months. Not reflected in the table above are commitments to sell residential mortgages of $60.0 million and $32.4 million at December 31, 2019 and 2018, respectively.
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

Indemnifications
•Secondary Market Loan Sales: Given the current interest rate environment, coupled with our desire not to hold these assets in our portfolio, we generally sell newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis to government-sponsored enterprises, such as the Federal Home Loan Mortgage Corp (FHLMC), the Federal National Mortgage Association (FNMA), and the FHLB. Loans held for sale are reflected on our Consolidated Statements of Financial Condition at their fair value with changes in the value reflected in our Consolidated Statements of Income. Gains and losses are recognized at the time of sale. We periodically retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. Otherwise, we sell loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that we intend to sell in the secondary market are accounted for as derivatives under ASC 815.
We generally do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or an agreement to repurchase the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There was one repurchase for $0.2 million for the year ended December 31, 2019 and no repurchases for the year ended December 31, 2018.
•Swap Guarantees: We entered into agreements with five unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) with customers referred to them by us. Under the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives.
At December 31, 2019, there were 172 variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers. The initial notional aggregate amount was approximately $941.0 million, with maturities ranging from under one year to 15 years. The aggregate fair value of these swaps to the customers was a liability of $26.4 million as of December 31, 2019, of which 156 swaps, with a liability of $27.4 million, were in paying positions to a third party. We had no reserves for the swap guarantees as of December 31, 2019.
At December 31, 2018, there were 136 variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers. The initial notional aggregated amount was approximately $581.5 million, with maturities ranging from under one year to 11 years. The aggregate fair value of these swaps to the customers was a liability of $0.3 million as of December 31, 2018, of which 50 swaps, with a liability of $4.6 million, were in paying positions to a third party. We had no reserves for the swap guarantees as of December 31, 2018.

19. FAIR VALUE DISCLOSURES OF FINANCIAL ASSETS AND LIABILITIES
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

The following tables present financial instruments carried at fair value as of December 31, 2019 and December 31, 2018 by level in the valuation hierarchy (as described above):

	December 31, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$340,230	$—	$340,230
FNMA MBS	—	1,242,453	—	1,242,453
FHLMC MBS	—	328,946	—	328,946
GNMA MBS	—	33,285	—	33,285
Other assets	—	4,884	—	4,884
Total assets measured at fair value on a recurring basis	$—	$1,949,798	$—	$1,949,798
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,918	$—	$3,918
Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$70,046	$70,046
Other real estate owned	—	—	2,605	2,605
Loans held for sale	—	83,872	—	83,872
Impaired loans, net	—	—	42,280	42,280
Total assets measured at fair value on a nonrecurring basis	$—	$83,872	$114,931	$198,803

	December 31, 2018
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$371,750	$—	$371,750
FNMA MBS	—	644,073	—	644,073
FHLMC MBS	—	153,922	—	153,922
GNMA MBS	—	35,334	—	35,334
Other assets	—	2,098	—	2,098
Total assets measured at fair value on a recurring basis	$—	$1,207,177	$—	$1,207,177
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,493	$—	$3,493
Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$37,233	$37,233
Other real estate owned	—	—	2,668	2,668
Loans held for sale	—	25,318	—	25,318
Impaired loans, net	—	—	47,094	47,094
Total assets measured at fair value on a nonrecurring basis	$—	$25,318	$86,995	$112,313
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during 2019 and 2018.
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

Available-for-sale securities
As of December 31, 2019 securities classified as available-for-sale are reported at fair value using Level 2 inputs. Included in the Level 2 total are $1.9 billion in federal agency MBS. We believe that this Level 2 designation is appropriate for these securities under ASC 820-10 as, with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
Other investments
Other investments includes investments in equity securities with and without readily determinable fair values. Equity investments with readily determinable fair values are categorized as Level 1. Equity investments without readily determinable fair values, which includes our Visa Class B shares and our investments in Spring EQ and SoFi, are categorized as Level 3. Our Visa Class B ownership includes shares acquired at no cost from our prior participation in Visa’s network while Visa operated as a cooperative as well as shares subsequently acquired through private transactions and auctions.
Our equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period. As a result of our adoption of ASU 2016-01 and observable market transactions, we recorded an unrealized gain on our Visa Class B shares and Spring EQ of $26.2 million during the year ended December 31, 2019. See Note 2 for further information.
Other assets
Other assets include the fair value of interest rate swaps and derivatives on the residential mortgage held for sale loan pipeline. Valuation of our interest rate swaps is obtained from an independent pricing service and also from the derivative counterparty. Valuation of the derivative related to the residential mortgage held for sale loan pipeline is based on valuation of the loans held for sale portfolio as described below in Loans held for sale.
Other liabilities
Other liabilities include the fair value of interest rate swaps, risk participation agreements and derivatives on the residential mortgage held for sale loan pipeline. Valuation of our interest rate swaps and risk participation agreements is obtained from an independent pricing service and also from the derivative counterparty. Valuation of the derivative related to the residential mortgage held for sale loan pipeline is based on valuation of the loans held for sale portfolio as described below in Loans held for sale.
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
The gross amount of impaired loans, which are measured for impairment by either calculating the expected future cash flows discounted at the loan’s effective interest rate or determining the fair value of the collateral for collateral dependent loans was $44.5 million and $49.4 million at December 31, 2019 and December 31, 2018, respectively. The valuation allowance on impaired loans was $2.2 million as of December 31, 2019 and $2.3 million as of December 31, 2018.

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
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type: commercial and industrial, commercial mortgages, owner-occupied commercial, construction, residential and consumer. For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans, with the exception of reverse mortgages, are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair values of reverse mortgages are based on the net present value of the expected cash flows using a discount rate specific to the reverse mortgages portfolio. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are used if appraisals are not available. This technique contemplates an exit price.
Stock in the Federal Home Loan Bank (FHLB) of Pittsburgh
The fair value of FHLB stock is assumed to be equal to its cost basis, since the stock is non-marketable but redeemable at its par value.
Other assets
Other assets include interest rate swaps and derivatives on the residential mortgage held for sale loan pipeline. See “Fair Value of Financial Assets and Liabilities” above.
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
Other liabilities
Other liabilities include interest rate swaps, risk participation agreements and derivatives on the residential mortgage held for sale loan pipeline. See “Fair Value of Financial Assets and Liabilities” above.

Off-balance sheet instruments
The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, approximates the recorded net deferred fee amounts, which are not significant. Because commitments to extend credit and letters of credit are generally not assignable by either us or the borrower, they only have value to us and the borrower.
The book value and estimated fair value of our financial instruments are as follows:

		December 31,
	Fair Value Measurement	2019		2018
(Dollars in thousands)		Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$571,752	$571,752	$620,757	$620,757
Investment securities available for sale	Level 2	1,944,914	1,944,914	1,205,079	1,205,079
Investment securities held to maturity	Level 2	133,601	136,625	149,950	149,431
Other investments	Level 3	70,046	70,046	37,233	37,233
Loans, held for sale	Level 2	83,872	83,872	25,318	25,318
Loans, net(1)(2)	Level 3	8,382,184	8,537,735	4,816,825	4,772,377
Impaired loans, net	Level 3	42,280	42,280	47,094	47,094
Stock in FHLB of Pittsburgh	Level 2	21,097	21,097	19,259	19,259
Accrued interest receivable	Level 2	38,094	38,094	22,001	22,001
Other assets	Level 2	4,884	4,884	2,098	2,098
Financial liabilities:
Deposits	Level 2	$9,586,857	$9,575,394	$5,640,431	$5,597,227
Borrowed funds	Level 2	489,288	489,561	699,788	694,526
Standby letters of credit	Level 3	623	623	495	495
Accrued interest payable	Level 2	3,103	3,103	1,900	1,900
Other liabilities	Level 2	3,918	3,918	3,493	3,493
(1)Excludes impaired loans, net.
(2)Includes reverse mortgage loans, which are categorized as Level 3.
At December 31, 2019 and December 31, 2018 we had no commitments to extend credit measured at fair value.

20. DERIVATIVE FINANCIAL INSTRUMENTS
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
Fair Values of Derivative Instruments
The table below presents the fair value of our derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of December 31, 2019.

		Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	3	$75,000	Other liabilities	$(759)
Total		$75,000		$(759)
Derivatives not designated as hedging instruments:
Interest rate products		$71,804	Other assets	$2,520
Interest rate products		71,804	Other liabilities	(2,688)
Risk participation agreements		4,524	Other liabilities	(4)
Interest rate lock commitments with customers		99,057	Other assets	1,768
Interest rate lock commitments with customers		28,505	Other liabilities	(191)
Forward sale commitments		61,301	Other assets	596
Forward sale commitments		90,177	Other liabilities	(276)
Total		$427,172		$1,725
Total derivatives		$502,172		$966

The table below presents the fair value of our derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of December 31, 2018.

		Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	3	$75,000	Other liabilities	$(3,308)
Total		$75,000		$(3,308)
Derivatives not designated as hedging instruments:
Interest rate lock commitments with customers		40,795	Other assets	686
Interest rate lock commitments with customers		6,530	Other liabilities	(24)
Forward sale commitments		19,732	Other assets	143
Forward sale commitments		25,876	Other liabilities	(161)
Total		$92,933		$644
Total derivatives		$167,933		$(2,664)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the year ended December 31, 2019, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2019, we did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest income as interest payments are received on our variable-rate pooled loans. During the next twelve months, we estimate that $0.4 million will be reclassified as an increase to interest income. During the year ended December 31, 2019, $0.9 million was reclassified into interest income.
We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of one month (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of December 31, 2019, we had three outstanding interest rate derivatives with an aggregate notional amount of $75.0 million that were designated as cash flow hedges of interest rate risk.
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017.

	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)			Location of (Loss) or Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Twelve Months Ended
Derivatives in Cash Flow Hedging Relationships	2019	2018	2017
Interest Rate Products	$1,877	$(56)	$(184)	Interest income
Total	$1,877	$(56)	$(184)

	Amount of (Loss) or Gain Recognized in Income			Location of (Loss) or Gain Recognized in Income
(Dollars in thousands)	Twelve Months Ended
Derivatives Not Designated as a Hedging Instrument	2019	2018	2017
Interest Rate Lock Commitments	$1,399	$(28)	$680	Mortgage banking activities, net
Forward Sale Commitments	(1,359)	(336)	(986)	Mortgage banking activities, net
Total	$40	$(364)	$(306)
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
As of December 31, 2019 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.8 million. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $5.4 million against our obligations under these agreements. If we had breached any of these provisions at December 31, 2019, we could have been required to settle our obligations under the agreements at the termination value.

21. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time we enter into transactions with related parties, including, but not limited to, our officers and directors. These transactions are made on substantially the same terms and conditions, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to us. Any related party loans exceeding $500,000 require review and approval by the Board of Directors. During 2019, there were two loan transactions to an executive officer exceeding $500,000, and these loans were approved by the Board.
The outstanding balances of loans to related parties at December 31, 2019 and 2018 were $1.0 million and $1.2 million, respectively. Total deposits from related parties at December 31, 2019 and 2018 were $4.9 million and $5.4 million, respectively. During 2019, new loans and credit line advances to related parties were $1.1 million and repayments were $1.3 million.

22. SEGMENT INFORMATION
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We evaluate performance based on pretax net income relative to resources used, and allocate resources based on these results. The accounting policies applicable to our segments are those that apply to our preparation of the accompanying Consolidated Financial Statements. Based on these criteria, we have identified three segments: WSFS Bank, Cash Connect®, and Wealth Management.
The WSFS Bank segment provides loans and leases and other financial products to commercial and retail customers. Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS Bank. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Accordingly, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment in accordance with ASC 280.
Our Cash Connect® segment provides ATM vault cash, smart safe and other cash logistics services in the U.S. through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide. The balance sheet category Cash in non-owned ATMs includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect®.
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

The following tables show segment results for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31, 2019
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$510,492	$—	$10,600	$521,092
Noninterest income	92,898	51,143	44,068	188,109
Total external customer revenues	603,390	51,143	54,668	709,201
Inter-segment revenues:
Interest income	12,380	—	17,081	29,461
Noninterest income	9,654	890	902	11,446
Total inter-segment revenues	22,034	890	17,983	40,907
Total revenue	625,424	52,033	72,651	750,108
External customer expenses:
Interest expense	71,158	—	4,986	76,144
Noninterest expenses	348,351	35,377	29,399	413,127
Provision for loan and lease losses	24,884	—	676	25,560
Total external customer expenses	444,393	35,377	35,061	514,831
Inter-segment expenses
Interest expense	17,081	7,808	4,572	29,461
Noninterest expenses	1,792	2,754	6,900	11,446
Total inter-segment expenses	18,873	10,562	11,472	40,907
Total expenses	463,266	45,939	46,533	555,738
Income before taxes	$162,158	$6,094	$26,118	$194,370
Income tax provision				46,452
Consolidated net income				147,918
Net loss attributable to noncontrolling interest				(891)
Net income attributable to WSFS				$148,809

	Year Ended December 31, 2018
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$282,846	$—	$10,127	$292,973
Noninterest income	70,894	50,679	40,968	162,541
Total external customer revenues	353,740	50,679	51,095	455,514
Inter-segment revenues:
Interest income	14,722	—	11,850	26,572
Noninterest income	8,793	774	145	9,712
Total inter-segment revenues	23,515	774	11,995	36,284
Total revenue	377,255	51,453	63,090	491,798
External customer expenses:
Interest expense	43,671	—	2,828	46,499
Noninterest expenses	172,254	32,378	20,415	225,047
Provision for loan and lease losses	12,934	—	236	13,170
Total external customer expenses	228,859	32,378	23,479	284,716
Inter-segment expenses
Interest expense	11,850	10,417	4,305	26,572
Noninterest expenses	919	2,603	6,190	9,712
Total inter-segment expenses	12,769	13,020	10,495	36,284
Total expenses	241,628	45,398	33,974	321,000
Income before taxes	$135,627	$6,055	$29,116	$170,798
Income tax provision				36,055
Consolidated net income				134,743
Net loss attributable to noncontrolling interest				—
Net income attributable to WSFS				$134,743

	Year Ended December 31, 2017
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$245,932	$—	$8,794	$254,726
Noninterest income	45,749	42,641	36,254	124,644
Total external customer revenues	291,681	42,641	45,048	379,370
Inter-segment revenues:
Interest income	9,567	—	9,012	18,579
Noninterest income	7,651	810	146	8,607
Total inter-segment revenues	17,218	810	9,158	27,186
Total revenue	308,899	43,451	54,206	406,556
External customer expenses:
Interest expense	32,249	—	1,206	33,455
Noninterest expenses	158,942	26,654	40,865	226,461
Provision for loan and lease losses	10,527	—	437	10,964
Total external customer expenses	201,718	26,654	42,508	270,880
Inter-segment expenses
Interest expense	9,012	6,812	2,755	18,579
Noninterest expenses	956	2,603	5,048	8,607
Total inter-segment expenses	9,968	9,415	7,803	27,186
Total expenses	211,686	36,069	50,311	298,066
Income before taxes	$97,213	$7,382	$3,895	$108,490
Income tax provision				58,246
Consolidated net income				50,244
Net loss attributable to noncontrolling interest				—
Net income attributable to WSFS				$50,244

The following table shows significant components of segment net assets as of December 31, 2019 and 2018:

	December 31,
	2019				2018
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Cash and cash equivalents	$202,792	$357,494	$11,466	$571,752	$115,147	$491,863	$13,747	$620,757
Goodwill	452,629	—	20,199	472,828	145,808	—	20,199	166,007
Other segment assets	10,982,681	6,555	222,486	11,211,722	6,225,820	7,743	228,543	6,462,106
Total segment assets	$11,638,102	$364,049	$254,151	$12,256,302	$6,486,775	$499,606	$262,489	$7,248,870
Capital expenditures	$11,806	$2,120	$272	$14,198	$4,779	$375	$344	$5,498

23. PARENT COMPANY FINANCIAL INFORMATION
Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Income:
Interest income	$5,589	$1,591	$3,167
Unrealized gains on equity investments	3,646	15,819	—
Noninterest income	240,408	28,038	20,528
	249,643	45,448	23,695
Expense:
Interest expense	7,490	7,290	9,168
Other operating expense	259	245	996
	7,749	7,535	10,164
Income before equity in undistributed income of subsidiaries	241,894	37,913	13,531
Equity in undistributed (loss) income of subsidiaries	(92,020)	97,626	35,722
Income before taxes	149,874	135,539	49,253
Income tax provision (benefit)	1,065	796	(991)
Net income attributable to WSFS	$148,809	$134,743	$50,244

Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2019	2018
Assets:
Cash and cash equivalents	$71,430	$30,581
Investment in subsidiaries	1,943,866	923,381
Investment in the Trust	2,011	2,011
Other assets	4,041	31,050
Total assets	$2,021,348	$987,023
Liabilities:
Trust preferred borrowings	$67,011	$67,011
Senior debt	98,605	98,388
Accrued interest payable	405	443
Other liabilities	5,021	261
Total liabilities	171,042	166,103
Stockholders’ equity:
Common stock	575	569
Capital in excess of par value	1,049,064	349,810
Accumulated other comprehensive income (loss)	23,501	(15,394)
Retained earnings	917,377	791,031
Treasury stock	(140,211)	(305,096)
Total stockholders’ equity of WSFS	1,850,306	820,920
Total liabilities and stockholders’ equity of WSFS	$2,021,348	$987,023

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Operating activities:
Net income attributable to WSFS	$148,809	$134,743	$50,244
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	92,020	(97,626)	(35,722)
Realized gains on sale of equity investments	—	(3,757)	—
Unrealized gains on equity investments	(3,646)	(15,088)	—
Decrease in other assets	3,538	2,265	1,618
Increase (decrease) in other liabilities	6,012	(237)	1,422
Net cash provided by operating activities	246,733	20,300	17,562
Investing activities:
Payments for investment in and advances to subsidiaries	—	—	(1,360)
Sale or repayment of investments in and advances to subsidiaries	—	—	1,066
Sale of Visa Class B shares	—	6,186	—
Net cash for business combinations	(93,990)	—	—
Purchases of Visa Class B shares	—	(51)	(10,072)
Net cash (used for) provided by investing activities	(93,990)	6,135	(10,366)
Financing activities:
Issuance of common stock and exercise of common stock options	7,755	11,253	3,307
Repayment of senior debt	—	—	(55,000)
Purchase of treasury stock	(97,186)	(31,202)	(11,752)
Dividends paid	(22,463)	(13,249)	(9,425)
Net cash used for financing activities	(111,894)	(33,198)	(72,870)
Increase (decrease) in cash and cash equivalents	40,849	(6,763)	(65,674)
Cash and cash equivalents at beginning of period	30,581	37,344	103,018
Cash and cash equivalents at end of period	$71,430	$30,581	$37,344

24. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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
Changes to accumulated other comprehensive (loss) income by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Total
Balance, December 31, 2016	$(8,194)	$1,392	$957	$(1,772)	$(7,617)
Other comprehensive income (loss) before reclassifications	3,073	—	—	(184)	2,889
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(1,280)	(394)	(90)	—	(1,764)
Net current-period other comprehensive income (loss)	1,793	(394)	(90)	(184)	1,125
Less: Reclassification due to the adoption of ASU No. 2018-02	(1,441)	225	(2)	(442)	(1,660)
Balance, December 31, 2017	$(7,842)	$1,223	$865	$(2,398)	$(8,152)
Other comprehensive (loss) income before reclassifications	(6,695)	6	22	(56)	(6,723)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(16)	(450)	(53)	—	(519)
Net current-period other comprehensive loss	(6,711)	(444)	(31)	(56)	(7,242)
Balance, December 31, 2018	$(14,553)	$779	$834	$(2,454)	$(15,394)
Other comprehensive income (loss) before reclassifications	41,733	(2)	(4,045)	1,877	39,563
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(253)	(309)	(106)	—	(668)
Net current-period other comprehensive income (loss)	41,480	(311)	(4,151)	1,877	38,895
Balance, December 31, 2019	$26,927	$468	$(3,317)	$(577)	$23,501

Components of other comprehensive income that impact the Consolidated Statements of Income are presented in the table below.

	Twelve Months Ended December 31,			Affected line item in Consolidated Statements of Income
(Dollars in thousands)	2019	2018	2017
Securities available for sale:
Realized gains on securities transactions	$(333)	$(21)	$(1,984)	Securities gains, net
Income taxes	80	5	704	Income tax provision
Net of tax	$(253)	$(16)	$(1,280)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(407)	$(586)	$(635)	Interest and dividends on investment securities
Income taxes	98	136	241	Income tax provision
Net of tax	$(309)	$(450)	$(394)
Amortization of Defined Benefit Pension Items:
Prior service costs (credits) (1)	$(76)	$2	$(76)
Actuarial losses	(63)	(45)	(70)
Total before tax	$(139)	$(43)	$(146)	Salaries, benefits and other compensation
Income taxes	33	(10)	56	Income tax provision
Net of tax	$(106)	$(53)	$(90)
Total reclassifications	$(668)	$(519)	$(1,764)
(1) Prior service costs balance for the year ended December 31, 2018 includes a tax true-up adjustment of $0.1 million from March 31, 2018. Note that the tax true-up was made to the deferred tax asset with an offset to AOCI and does not affect the actual net periodic benefit costs of the pension plan.
25. LEGAL AND OTHER PROCEEDINGS
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
In March 2017, Nature’s Healing Trust (NHT) filed a complaint against WSFS Bank in the Delaware Court of Chancery. NHT asserts that WSFS Bank failed to provide timely notice concerning the possible lapse of two life settlement policies (aggregate face amount of $6.3 million) held in the trust. NHT asserts claims against WSFS Bank for breach of contract, breach of fiduciary duty, and negligence, and seeks the face value of the policies. WSFS Bank disputes the factual allegations and denies liability. WSFS Bank has, in accordance with its normal procedures, notified its insurance carriers of a possible claim. WSFS Bank is vigorously defending itself in this matter and believes it has valid factual and legal defenses. The case is currently scheduled to go to trial in 2020.
There were no material changes or additions to other significant pending legal or other proceedings involving us other than those arising out of routine operations.

QUARTERLY FINANCIAL SUMMARY (Unaudited)

	Three months ended
	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
(Dollars in thousands, except per share data)
Interest income	$137,350	$141,262	$142,903	$99,577	$77,794	$75,415	$72,151	$67,613
Interest expense	19,781	20,429	19,671	16,263	13,120	12,318	11,162	9,899
Net interest income	117,569	120,833	123,232	83,314	64,674	63,097	60,989	57,714
Provision for loan and lease losses	1,590	4,121	12,195	7,654	3,306	3,716	2,498	3,650
Net interest income after provision for loan and lease losses	115,979	116,712	111,037	75,660	61,368	59,381	58,491	54,064
Noninterest income	41,770	62,346	42,871	41,122	38,186	41,901	34,987	47,467
Noninterest expenses	98,126	109,561	107,848	97,592	61,350	52,454	57,831	53,412
Income before taxes	59,623	69,497	46,060	19,190	38,204	48,828	35,647	48,119
Income tax provision	14,199	15,902	10,091	6,260	8,486	9,893	6,907	10,769
Net (loss) income	45,424	53,595	35,969	12,930	29,718	38,935	28,740	37,350
Net loss attributed to noncontrolling interest	(280)	(287)	(231)	(93)	—	—	—	—
Net income attributable to WSFS	$45,704	$53,882	$36,200	$13,023	$29,718	$38,935	$28,740	$37,350
Earnings per share:
Basic	$0.88	$1.02	$0.68	$0.34	$0.94	$1.22	$0.91	$1.19
Diluted	$0.88	$1.02	$0.68	$0.33	$0.93	$1.20	$0.89	$1.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2019, the Corporation’s internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s Consolidated Financial Statements as of and for the year ended December 31, 2019 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, as stated in their reports, which are included herein.

/s/ Rodger Levenson	/s/ Dominic C. Canuso
Rodger Levenson	Dominic C. Canuso
Chairman, President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer
March 2, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
WSFS Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited WSFS Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
March 2, 2020

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings "Director Nominees," "Other Current Directors and Executive Management," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance - Committees of the Board of Directors" in our definitive proxy statement for our annual meeting of stockholders to be held on April 23, 2020 to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the Proxy Statement).
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
Information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the discussion responsive thereto under the heading “Other Corporate Governance Matters - Transactions with Related Persons” and "Corporate Governance - Director Independence" in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the discussion responsive thereto under the heading “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Listed below are all financial statements and exhibits filed as part of this report, and which are herein incorporated by reference.

1
The Consolidated Statements of Financial Condition of WSFS Financial Corporation and subsidiaries as of December 31, 2019 and 2018, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2019, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

2	Schedules omitted as they are not applicable.
The following exhibits are incorporated by reference herein or annexed to this Annual Report on Form 10-K:

Exhibit Number	Description of Document
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended.
3.2	Amended and Restated Bylaws of WSFS Financial Corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on November 21, 2014.
4.1	Description of Common Stock of WSFS Financial Corporation.
10.1	WSFS Financial Corporation, 1994 Short Term Management Incentive Plan Summary Plan Description is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.
10.2	Amended and Restated Wilmington Savings Fund Society, Federal Savings Bank 1997 Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-26099) filed with the Commission on April 29, 1997.
10.3	2000 Stock Option and Temporary Severance Agreement among Wilmington Savings Fund Society, Federal Savings Bank, WSFS Financial Corporation and Marvin N. Schoenhals on February 24, 2000 is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.4	WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated February 28, 2008, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.5	WSFS Financial Corporation’s 2005 Incentive Plan is incorporated herein by reference to appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2005 Annual Meeting of Stockholders.
10.6	Amendment to WSFS Financial Corporation 2005 Incentive Plan for IRC 409A and FAS 123R dated December 31, 2008, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.7	Amendment to the WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated December 31, 2008, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.8	WSFS Financial Corporation’s 2013 Incentive Plan is incorporated herein by reference to appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2013 Annual Meeting of Stockholders.
10.9	Agreement and Plan of Reorganization, dated as of March 2, 2015, by and between WSFS Financial Corporation and Alliance Bancorp, Inc. of Pennsylvania, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on March 6, 2015.
10.10	Agreement and Plan of Reorganization, dated as of November 23, 2015, by and between WSFS Financial Corporation and Penn Liberty Financial Corp, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on November 23, 2015.
10.11	WSFS Financial Corporation’s 2018 Incentive Plan is incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2019 Annual Meeting of Stockholders.
10.12	Agreement and Plan of Reorganization, dated as of August 7, 2018, as amended on November 1, 2018, by and between WSFS Financial Corporation and Beneficial Bancorp, Inc., incorporated herein by reference to Exhibit 2.01 of the Registrant’s Form S-4/A filed on November 2, 2018.
10.13	Form of Voting Agreement, dated August 7, 2018, by and between WSFS Financial Corporation, Beneficial Bancorp, Inc. and certain stockholders of Beneficial Bancorp, Inc., incorporated herein by reference to Exhibit 10.01 of the Registrant’s Form 8-K filed with the SEC on August 8, 2018.
10.14	Form of Voting Agreement, dated August 7, 2018, by and between WSFS Financial Corporation, Beneficial Bancorp, Inc. and certain stockholders of WSFS Financial Corporation, incorporated herein by reference to Exhibit 10.02 of the Registrant’s Form 8-K filed with the SEC on August 8, 2018.

Exhibit Number	Description of Document
10.15	Letter Agreement, dated as of August 7, 2018, by and between WSFS Financial Corporation and Gerard P. Cuddy, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 5, 2019.
10.16	Supplemental Pension and Retirement Plan of Beneficial Bank, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.
10.17	Beneficial Bank Stock-Based Deferral Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.
10.18	Amended and Restated Beneficial Bank Elective Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.
10.19	Transition Agreement, by and between the Registrant and Mark A. Turner, dated as of December 15, 2019.
21	Subsidiaries of Registrant
23	Consent of KPMG LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.INS	XBRL Instance Document *
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020 is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date:	March 2, 2020	BY:	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 2, 2020	BY:	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Date:	March 2, 2020	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	March 2, 2020	BY:	/s/ Francis B. Brake
Francis B. Brake
Director

Date:	March 2, 2020	BY:	/s/ Karen Dougherty Buchholz
Karen Dougherty Buchholz
Director

Date:	March 2, 2020	BY:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
Director

Date:	March 2, 2020	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	March 2, 2020	BY:	/s/ Michael J. Donahue
Michael J. Donahue
Director

Date:	March 2, 2020	BY:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont
Director

Date:	March 2, 2020	BY:	/s/ Christopher T. Gheysens
Christopher T. Gheysens
Director

Date:	March 2, 2020	BY:	/s/ Marvin N. Schoenhals
Marvin N. Schoenhals
Director

Date:	March 2, 2020	BY:	/s/ David G. Turner
David G. Turner
Director

Date:	March 2, 2020	BY:	/s/ Mark A. Turner
Mark A. Turner
Director

Date:	March 2, 2020	BY:	/s/ Patrick J. Ward
Patrick J. Ward
Executive Vice President, Pennsylvania Market President and Director

Date:	March 2, 2020	BY:	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and Chief Financial Officer

Date:	March 2, 2020	BY:	/s/ Charles K. Mosher
Charles K. Mosher
Senior Vice President and Chief Accounting Officer