Form 10-Q
period 2020-03-31
WSFS FINANCIAL CORP
filed 2020-05-08
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 50,659,443 shares as of May 1, 2020.

WSFS FINANCIAL CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and exhibits thereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which the Company operates and in which its loans are concentrated, including declines in housing markets, an increase in unemployment levels and slowdowns in economic growth, including as a result of the novel coronavirus, or COVID-19, pandemic;
•possible additional loan losses and impairment of the collectability of loans, particularly as a result of the COVID-19 pandemic and the policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, including its automatic loan forbearance provisions;
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
•the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Economic Growth, Regulatory Relief and Consumer Protection Act (which amended the Dodd-Frank Act), and the rules and regulations issued in accordance therewith and potential expenses associated with complying with such regulations;
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
•any impairments of the Company's goodwill or other intangible assets;
•conditions in the financial markets, including the destabilized economic environment caused by the COVID-19 outbreak, that may limit the Company’s access to additional funding to meet its liquidity needs;
•the intention of the United Kingdom's Financial Conduct Authority (FCA) to cease support of London Inter-Bank Offered Rate (LIBOR) and the transition to an alternative reference interest rate;
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

•negative perceptions or publicity with respect to the Company generally and, in particular, the Company’s trust and wealth management business;
•failure of the financial and operational controls of the Company’s Cash Connect® division;
•adverse judgments or other resolution of pending and future legal proceedings, and cost incurred in defending such proceedings;
•our reliance on third parties for certain important functions, including the operation of our core systems;
•system failures or cybersecurity incidents or other breaches of the Company’s network security, particularly given widespread remote working arrangements;
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
•possible changes in the speed of prepayments of mortgage-backed securities due to changes in the interest rate environment, particularly as a result of the COVID-19 outbreak, and the related acceleration of premium amortization on prepayments in the event that prepayments accelerate;
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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2020	2019
(Dollars in thousands, except per share and share data)	(Unaudited)
Interest income:
Interest and fees on loans and leases	$119,202	$87,117
Interest on mortgage-backed securities	13,219	10,466
Interest and dividends on investment securities:
Taxable	15	19
Tax-exempt	911	1,025
Other interest income	508	950
	133,855	99,577
Interest expense:
Interest on deposits	14,637	10,942
Interest on Federal Home Loan Bank advances	830	2,590
Interest on senior debt	1,179	1,179
Interest on federal funds purchased	470	787
Interest on trust preferred borrowings	586	726
Interest on other borrowings	3	39
	17,705	16,263
Net interest income	116,150	83,314
Provision for credit losses	56,646	7,654
Net interest income after provision for credit losses	59,504	75,660
Noninterest income:
Credit/debit card and ATM income	11,359	11,515
Investment management and fiduciary income	10,962	10,147
Deposit service charges	5,647	4,746
Mortgage banking activities, net	3,471	2,092
Loan and lease fee income	1,119	885
Securities gains, net	693	15
Unrealized gains on equity investments, net	668	3,798
Bank owned life insurance income	(25)	217
Other income	6,953	7,707
	40,847	41,122
Noninterest expense:
Salaries, benefits and other compensation	45,346	36,205
Occupancy expense	7,666	6,367
Equipment expense	4,964	3,989
Data processing and operations expenses	3,078	2,588
Professional fees	4,600	1,872
Marketing expense	951	1,590
FDIC expenses	(54)	620
Loan workout and OREO expenses	674	108
Corporate development expense	1,341	26,627
Restructuring expense	—	4,362
Other operating expense	19,930	13,264
	88,496	97,592
Income before taxes	11,855	19,190
Income tax provision	1,288	6,260
Net income	$10,567	$12,930
Less: Net loss attributable to noncontrolling interest	(360)	(93)
Net income attributable to WSFS	$10,927	$13,023
Earnings per share:
Basic	$0.21	$0.34
Diluted	$0.21	$0.33
Weighted average shares of common stock outstanding:
Basic	51,086,316	38,873,585
Diluted	51,164,224	39,284,057
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2020	2019
(Dollars in thousands)	(Unaudited)
Net income	$10,567	$12,930
Less: Net loss attributable to noncontrolling interest	(360)	(93)
Net income attributable to WSFS	10,927	13,023
Other comprehensive income:
Net change in unrealized gains on investment securities available-for-sale
Net unrealized gains arising during the period, net of tax expense of $14,538 and $5,452, respectively	46,036	17,265
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $166 and $4, respectively	(527)	(11)
	45,509	17,254
Net change in securities held-to-maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $21 and $29, respectively	(65)	(93)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain (loss), prior service cost and transition obligation, net of tax (benefit) expense of $1 and $(8), respectively	4	(141)
Net change in cash flow hedge
Net unrealized gain arising during the period, net of tax expense of $501 and $199, respectively	1,585	630
Total other comprehensive income	47,033	17,650
Total comprehensive income	$57,960	$30,673
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020	December 31, 2019
(Dollars in thousands, except per share and share data)	(Unaudited)
Assets:
Cash and due from banks	$182,125	$164,021
Cash in non-owned ATMs	322,844	407,524
Interest-bearing deposits in other banks including collateral of $0 at March 31, 2020 and December 31, 2019, respectively	141	207
Total cash and cash equivalents	505,110	571,752
Investment securities, available-for-sale (amortized cost of $1,953,089 at March 31, 2020 and $1,909,483 at December 31, 2019	2,048,400	1,944,914
Investment securities, held-to-maturity, net of allowance for credit losses of $8 (fair value $137,374 at March 31, 2020 and $136,625 at December 31, 2019)	134,047	133,601
Other investments	70,714	70,046
Loans, held for sale at fair value	85,458	83,872
Loans and leases, net of allowance for credit losses of $139,073 at March 31, 2020 and $47,576 at December 31, 2019	8,411,689	8,424,464
Bank owned life insurance	30,093	30,294
Stock in Federal Home Loan Bank of Pittsburgh at cost	33,988	21,097
Other real estate owned	4,825	2,605
Accrued interest receivable	39,134	38,094
Premises and equipment	102,382	104,465
Goodwill	472,828	472,828
Intangible assets	92,935	95,917
Other assets	247,287	262,353
Total assets	$12,278,890	$12,256,302
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,314,982	$2,189,573
Interest-bearing	7,394,372	7,397,284
Total deposits	9,709,354	9,586,857
Federal funds purchased	100,000	195,000
Federal Home Loan Bank advances	119,971	112,675
Trust preferred borrowings	67,011	67,011
Senior debt	98,660	98,605
Other borrowed funds	15,643	15,997
Accrued interest payable	5,797	3,103
Other liabilities	329,035	327,563
Total liabilities	10,445,471	10,406,811
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 57,506,298 at March 31, 2020 and 57,435,658 at December 31, 2019	576	575
Capital in excess of par value	1,050,658	1,049,064
Accumulated other comprehensive income	70,534	23,501
Retained earnings	891,776	917,377
Treasury stock at cost, 6,873,120 shares at March 31, 2020 and 5,868,772 shares at December 31, 2019	(178,950)	(140,211)
Total stockholders’ equity of WSFS	1,834,594	1,850,306
Noncontrolling interest	(1,175)	(815)
Total stockholders' equity	1,833,419	1,849,491
Total liabilities and stockholders' equity	$12,278,890	$12,256,302

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2019	57,435,658	$575	$1,049,064	$23,501	$917,377	$(140,211)	$1,850,306	$(815)	$1,849,491
Cumulative change in accounting principle (Note 2)	—	—	—	—	(30,368)	—	(30,368)	—	(30,368)
Balance, January 1, 2020 (as adjusted for change in accounting principle)	57,435,658	575	1,049,064	23,501	887,009	(140,211)	1,819,938	(815)	1,819,123
Net income (loss)	—	—	—	—	10,927	—	10,927	(360)	10,567
Other comprehensive income	—	—	—	47,033	—	—	47,033	—	47,033
Cash dividend, $0.12 per share	—	—	—	—	(6,160)	—	(6,160)	—	(6,160)
Issuance of common stock including proceeds from exercise of common stock options	70,640	1	990	—	—	—	991	—	991
Stock-based compensation expense	—	—	604	—	—	—	604	—	604
Repurchases of common shares (1)	—	—	—	—	—	(38,739)	(38,739)	—	(38,739)
Balance, March 31, 2020	57,506,298	$576	$1,050,658	$70,534	$891,776	$(178,950)	$1,834,594	$(1,175)	$1,833,419
(1)Repurchase of common stock includes 1,004,348 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.

	Three Months Ended March 31, 2019
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2018	56,926,978	$569	$349,810	$(15,394)	$791,031	$(305,096)	$820,920	$—	$820,920
Net income	—	—	—	—	13,023	—	13,023	(93)	12,930
Other comprehensive income	—	—	—	17,650	—	—	17,650	—	17,650
Cash dividend, $0.11 per share	—	—	—	—	(3,451)	—	(3,451)	—	(3,451)
Issuance of common stock including proceeds from exercise of common stock options	14,515	—	236	—	—	—	236	—	236
Re-issuance of treasury stock in connection with Beneficial merger and related items	—	—	687,898	—	(92)	262,071	949,877	18	949,895
Stock-based compensation expense	—	—	550	—	—	—	550	—	550
Repurchases of common shares (1)	—	—	—	—	—	(9,053)	(9,053)	—	(9,053)
Balance, March 31, 2019	56,941,493	$569	$1,038,494	$2,256	$800,511	$(52,078)	$1,789,752	$(75)	$1,789,677
(1)Repurchase of common stock includes 77,452 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 132,993 shares repurchased to cover taxes due on the consideration transferred in the Beneficial acquisition related to the vesting of unrestricted Beneficial stock awards.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
(Dollars in thousands)	(Unaudited)
Operating activities:
Net income	$10,567	$12,930
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	56,646	7,654
Depreciation of premises and equipment, net	4,572	2,847
(Accretion) amortization of fees and discounts, net	(13,273)	7,087
Amortization of intangible assets	2,764	2,764
Amortization of right of use lease asset	4,834	4,343
Decrease in operating lease liability	(4,466)	(1,820)
Income from mortgage banking activities, net	(3,471)	(2,092)
Gain on sale of securities, net	(693)	(15)
Loss on sale of other real estate owned and valuation adjustments, net	—	4
Stock-based compensation expense	604	550
Unrealized gain on equity investments, net	(668)	(3,798)
Deferred income tax (benefit) expense	(3,020)	6,662
Increase in accrued interest receivable	(1,040)	(941)
Decrease (increase) in other assets	10,913	(6,797)
Origination of loans held for sale	(167,485)	(76,409)
Proceeds from sales of loans held for sale	163,415	70,257
Increase in accrued interest payable	2,694	4,431
Increase (decrease) in other liabilities	352	(3,946)
Decrease (increase) in value of bank owned life insurance	201	(252)
Increase in capitalized interest, net	(1,024)	(944)
Net cash provided by operating activities	$62,422	$22,515
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	3,535	3,750
Sale of investment securities available-for-sale	30,641	583,852
Purchases of investment securities available-for-sale	(162,826)	(302,817)
Repayments of investment securities available-for-sale	83,532	37,233
Net increase in loans	(59,232)	(93,437)
Net cash from business combinations	—	76,318
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(145,399)	(54,126)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	132,509	84,138
Sales of other real estate owned	131	1,454
Investment in premises and equipment	(2,531)	(3,694)
Sales of premises and equipment	42	71
Net cash (used in) provided by investing activities	$(119,598)	$332,742

	Three Months Ended March 31,
	2020	2019
(Dollars in thousands)	(Unaudited)
Financing activities:
Net increase in demand and saving deposits	$169,387	$9,706
(Decrease) increase in time deposits	(84,456)	63,802
Increase (decrease) in brokered deposits	37,215	(88,517)
Receipts from FHLB advances	5,037,296	20,554,826
Repayments of FHLB advances	(5,030,000)	(20,802,051)
Receipts from federal funds purchased	7,665,475	7,085,575
Repayments of federal funds purchased	(7,760,475)	(7,139,275)
Dividends paid	(6,160)	(3,451)
Issuance of common stock and exercise of common stock options	991	236
Purchase of common stock	(38,739)	(9,053)
Net cash used in financing activities	$(9,466)	$(328,202)
(Decrease) increase in cash and cash equivalents	(66,642)	27,055
Cash and cash equivalents at beginning of period	571,752	620,757
Cash and cash equivalents at end of period	$505,110	$647,812
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,011	$6,131
Income taxes	792	3,431
Non-cash information:
Loans transferred to other real estate owned	2,350	413
Loans transferred to portfolio from held-for-sale at fair value	6,399	344
Fair value of assets acquired, net of cash received	—	5,032,452
Fair value of liabilities assumed	—	5,108,770
Impact of ASC 842 Adoption:
Right of use asset	—	121,228
Lease liability	—	(132,346)
Impact of ASC 326 Adoption (Note 2):
Allowance for credit losses on held-to-maturity debt securities	(8)	—
Allowance for credit losses on loans and leases	(35,855)	—
Deferred tax assets	8,461	—
Allowance for credit losses on unfunded lending commitments	(2,966)	—
Retained earnings	30,368	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(UNAUDITED)
1. BASIS OF PRESENTATION
General
Our unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (the Company or WSFS), Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), Christiana Trust Company of Delaware (Christiana Trust DE) and WSFS SPE Services, LLC. We also have one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has three wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), WSFS Investment Group, Inc. (WSFS Wealth Investments), 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance).
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). We provide residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Our core banking business is commercial lending funded primarily by customer-generated deposits. In addition, we offer a variety of wealth management and trust services to personal and corporate customers. The Federal Deposit Insurance Corporation (FDIC) insures our customers’ deposits to their legal maximums. We serve our customers primarily from 116 offices located in Pennsylvania (54), Delaware (44), New Jersey (16), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile app. Information on our website is not incorporated by reference into this Quarterly Report on Form 10-Q.
Our leasing business is conducted by NewLane Finance. During the third quarter of 2019, the leasing operations of NewLane Finance and BEFC were combined and all new leases are now originated at NewLane Finance. NewLane Finance originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas.
Basis of Presentation
In preparing the unaudited Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Amounts subject to significant estimates include the allowance for credit losses (including loans and leases held for investment, investment securities available-for-sale and held-to-maturity), lending-related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and income taxes. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets, the establishment of additional allowance and lending-related commitment reserves as well as increased post-retirement benefits expense.
Our accounting and reporting policies conform to Generally Accepted Accounting Principles in the U.S. (GAAP), prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Certain prior period amounts have been reclassified to conform with current period presentation. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2020. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Annual Report on Form 10-K) that was filed with the SEC on March 2, 2020 and is available at www.sec.gov or on our website at www.wsfsbank.com. All significant intercompany accounts and transactions were eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2019 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at March 31, 2020, except as described below:
Loans
Loans held for investment are recorded at amortized cost, net of allowance for credit losses. Amortized cost is the amount at which a financial asset is originated or acquired, adjusted for the amortization of premium and discount, net deferred fees or costs, collection of cash, and write-offs. Interest income on loans is recognized using the level yield method. Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans using a level yield method over the period to maturity.
Allowance for Credit Losses - Loans and Leases
We establish our allowance in accordance with guidance provided in ASC 326, Financial Instruments - Credit Losses. The allowance for credit losses includes quantitative and qualitative factors that comprise management's current estimate of expected credit losses, including our portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to reasonable and supportable forecasts about future economic conditions, prepayment speeds, and qualitative adjustment factors.
The Company's portfolio segments, established based on similar risk characteristics and loss behaviors, are:
•Commercial and industrial, owner-occupied commercial, commercial mortgages, construction and commercial small business leases (collectively, commercial loans), and
•Residential, equity secured lines and loans, installment loans, unsecured lines of credit and education loans (collectively, retail loans).
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
The allowance includes two primary components: (i) an allowance established on loans which share similar risk characteristics collectively evaluated for credit losses (collective basis) and (ii) an allowance established on loans which do not share similar risk characteristics with any loan segment and are individually evaluated for credit losses (individual basis).
Loans that share similar risk characteristics are collectively reviewed for credit loss and are evaluated based on historical loss experience, adjusted for current economic conditions and future economic forecasts. Estimated losses are determined differently for commercial and retail loans, and each portfolio segment is further segmented by internally assessed risk ratings.
Management uses a third-party economic forecast to modify the calculated historical loss rates of the portfolio segments. Our economic forecast extends out 6 quarters (the forecast period) and reverts to the historical loss rates on a straight-line basis over 4 quarters (the reversion period) as we believe this to be reasonable and supportable in the current environment. The economic forecast and reversion periods will be evaluated periodically by management and updated as appropriate.
The historical loss rates for commercial loans are estimated by determining the probability of default (PD) and expected loss given default (LGD). The probability of default is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for retail loans is calculated based solely on average net loss rates over the same look-back period. Our current look-back period is 37 quarters which allows us to ensure that historical loss rates are adequately considering losses within a full credit cycle.
Loans that do not share similar risk characteristics with any loan segments are evaluated on an individual basis. These loans, which may include TDRs, are not included in the collective basis evaluation. When it is probable we will not collect all principal and interest due according to their contractual terms, which is assessed based on the credit characteristics of the loan and/or payment status, these loans are individually reviewed and measured for potential credit loss.
The amount of the potential credit loss is measured using one of three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the fair value of collateral, if the loan is collateral dependent; or (iii) the loan’s observable market price. If the measured fair value of the loan is less than the amortized cost basis of the loan, an allowance for credit loss is recorded.

For collateral dependent loans, the expected credit losses at the individual asset level is the difference between the collateral's fair value (less cost to sell) and the amortized cost.
Qualitative adjustment factors consider various internal and external conditions which are allocated among loan segments and take into consideration:
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
These factors are based on their relative standing compared to the period in which historical losses are used in quantitative reserve estimates and current directional trends, and reasonable and supportable forecasts. Qualitative factors in our model can add to or subtract from quantitative reserves.
Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for credit losses and the Bank’s internal loan review department performs loan reviews.
Accrued interest receivable on loans is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Statements of Financial Condition.
For additional detail regarding the allowance for credit losses and the provision for credit losses, see Note 8.
Past Due and Nonaccrual Loans
Past due loans are defined as loans contractually past due 30 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.
Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Loans are returned to accrual status when we assess that the borrower has the ability to make all principal and interest payments in accordance with the terms of the loan (i.e. a consistent repayment record, generally six consecutive payments, has been demonstrated).
Unless loans are well-secured and collection is imminent, for loans greater than 90 days past due their respective reserves are generally charged off once the loss has been confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.
A loan, for which the terms have been modified resulting in a concession to the borrower experiencing financial difficulty, is considered a troubled debt restructuring (TDR). Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance demonstrated, as noted above, and repayment is reasonably assured.
For additional detail regarding past due and nonaccrual loans, see Note 8.

Debt Securities
Investments in debt securities are classified into one of the following three categories and accounted for as follows:
•Securities purchased with the intent of selling them in the near future are classified as “trading” and reported at fair value, with unrealized gains and losses included in earnings.
•Securities purchased with the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost.
•Securities not classified as either trading or held-to-maturity are classified as “available-for-sale” and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Realized gains and losses on sales of investment and mortgage-backed securities (MBS) are determined using the specific identification method. All sales are made without recourse.
Debt securities mostly include mortgage-backed securities (MBS), municipal bonds, and U.S. government and agency securities. Premiums and discounts on MBS collateralized by residential 1-4 family loans are recognized in interest income using a level yield method over the period to expected maturity. Premiums and discounts on all other securities are recognized on a straight line basis over the period to expected maturity, with the exception of premiums on callable debt securities, which are recognized over the period to the earliest call date.
The fair value of debt securities is primarily obtained from third-party pricing services. Implicit in the valuation of MBS are estimated prepayments based on historical and current market conditions.
A debt security is placed on nonaccrual status at the time any principal or interest payments are contractually past due 90 days or more. Interest accrued but not received for a security placed on nonaccrual status is reversed against interest income.
Our investment portfolio is reviewed each quarter for indications of potential credit losses. Refer to the respective held-to-maturity and available-for-sale debt securities sections for management's discussion of the allowance for credit loss for each portfolio.
Allowance for Credit Losses - Held-to-Maturity Debt Securities
We follow Accounting Standards Codification (ASC) 326-20, Financial Instruments - Credit Loss - Measured at Amortized Cost, to measure expected credit losses on held-to-maturity debt securities on a collective basis by security investment grade. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
The Company classifies the held-to-maturity debt securities into the following major security types: state and political subdivisions, and foreign bonds. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis.
Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Statements of Financial Condition.
Allowance for Credit Losses - Available-for-Sale Debt Securities
We follow ASC 326-30, Financial Instruments - Credit Loss - Available-for-Sale Debt Securities, which provides guidance related to the recognition of and expanded disclosure requirements for expected credit losses on available-for-sale debt securities. For available-for-sale debt securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is reduced to fair value and recognized as a reduction to Noninterest income in the Consolidated Statements of Income.
For debt securities available-for-sale which the Company does not intend to sell, or it is not likely the security would be required to be sold before recovery, we evaluate whether a decline in fair value has resulted from credit losses or other adverse factors, such as a change in the security's credit rating. In assessing whether a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance is recorded, limited to the fair value of the security.

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
For additional detail regarding debt securities, see Note 6.
Unfunded Lending Commitments
For unfunded lending commitments, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the probability of default and utilization rate at default to calculate expected credit losses on commitments expected to be funded over its estimated life of one year, based on historical losses, and qualitative adjustment factors.
The allowance for credit losses for off-balance sheet exposures is included in Other liabilities on the Consolidated Statements of Financial Condition and the provision for credit losses for off-balance sheet exposure is included in Other operating expense on the Consolidated Statements of Income.
For additional detail regarding the allowance for credit losses and the provision for credit losses, see Note 17.

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2020
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
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, clarifying that operating lease receivables are not within the scope of Topic 326. In December 2018, federal regulators issued a final rule related to regulatory capital and CECL (Regulatory Capital Rule: Implementation and Transition of the Current Expected Credit Losses Methodology for Allowances and Related Adjustments to the Regulatory Capital Rule and Conforming Amendments to Other Regulations), intended to provide regulatory capital relief for entities transitioning to CECL. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, providing entities the option to irrevocably elect the fair value option on eligible financial instruments, which excludes held-to-maturity debt securities. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, clarifying guidance on expected recoveries for purchased credit deteriorated financial assets, accrued interest receivable and collateral maintenance provisions and providing transition relief for troubled debt restructurings. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments, clarifying the contractual term of a net investment in a lease and the requirement to establish an allowance for credit loss when an entity regains control of sold financial assets.
While the CARES Act provides an option to defer implementation of the CECL methodology, the Company adopted this guidance on January 1, 2020, using the modified retrospective approach for financial assets recorded at amortized cost with the exception of purchase credit deteriorated (PCD) assets, which were previously classified as purchase credit impaired (PCI) accounted for under ASC 310-30, adopted using the prospective approach. The cumulative effect of the adoption resulted in a $30.4 million decrease to the beginning balance of retained earnings as of January 1, 2020. Results and disclosures for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. For further details on the impact of the adoption, accounting policies, elections, and practical expedients applied, see updated Significant Accounting Policies and CECL disclosures throughout the Notes to the Consolidated Financial Statements.

The following table illustrates the impact of ASC 326 for our loans, leases, purchased financial assets, debt securities, other assets and unfunded lending commitments compared to the incurred loss approach, as disclosed prior to our adoption on January 1, 2020.

	January 1, 2020
	As reported under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
(Dollars in thousands)
Assets:
Investment securities, held-to-maturity
State and political subdivisions	$(8)	$—	$(8)
Allowance for credit losses on held-to-maturity debt securities	$(8)	$—	$(8)
Loans and leases
Commercial and industrial(1)	(42,596)	(22,849)	(19,747)
Owner-occupied commercial	(3,144)	(4,616)	1,472
Commercial mortgages	(9,114)	(7,452)	(1,662)
Construction	(4,572)	(3,891)	(681)
Residential	(8,903)	(1,381)	(7,522)
Consumer	(15,102)	(7,387)	(7,715)
Allowance for credit losses on loans and leases	$(83,431)	$(47,576)	$(35,855)
Other assets
Deferred tax assets	18,452	9,991	8,461
Liabilities:
Other liabilities
Allowance for credit losses on unfunded lending commitments	(4,513)	(1,547)	(2,966)
Total ASC 326 impact to retained earnings			$30,368
(1)Includes commercial small business leases.
ASU No. 2018-13, Fair Value Measurement Disclosure Framework: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework, which amends ASC 820 - Fair Value Measurement. The new guidance modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements for fair value measurements. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption is required on either a prospective or retrospective basis, depending on the amendment. The Company adopted this standard on January 1, 2020. See Note 14 for changes to financial statement disclosures resulting from our adoption of this standard.
ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plans-General (Topic 715): In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plans-General (Topic 715) which applies to all employers that provide defined benefit pension or other postretirement benefit plans for their employees. The new guidance modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements to financial statement users. The guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. Use of the retrospective method is required. The Company early adopted this standard on January 1, 2020. See Note 12 for changes to financial statement disclosures resulting from our adoption of this standard.
ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350). The new guidance provides clarity on capitalizing and expensing implementation costs for cloud computing arrangements in a service contract. If an implementation cost is capitalized, the cost should be recognized over the noncancellable term and periodically assessed for impairment. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption can be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this standard on January 1, 2020, on a prospective basis with no impact to the Consolidated Financial Statements at the time of adoption.

ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments: In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The new guidance amends ASU 2016-13 to address topics related to accrued interest receivables, recoveries, disclosures, and provides certain other clarifications. The new guidance also amends ASU 2017-12 to provide clarification on certain hedge accounting topics and transition requirements. Lastly, the new guidance amends ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities, to add clarifying guidance when using the measurement alternative under ASC 820, among certain other clarifications. The guidance is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. Adoption is required on a prospective, modified-retrospective or retrospective basis, depending on the amendment. The Company included the amendments related to ASU 2016-13 as part of our CECL guidance implementation and adoption at January 1, 2020. The Company adopted other amendments within this guidance on January 1, 2020 with no impact to the Consolidated Financial Statements at the time of adoption.

Accounting Guidance Pending Adoption at March 31, 2020

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

ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815: In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The new guidance clarifies that observable transactions under the measurement alternative method (ASC 321) should be considered when applying or discontinuing the equity method of accounting (ASC 323). The guidance also clarifies that certain non-derivative forward contracts and purchase call options to acquire securities, should be measured at fair value before settlement or exercise. The guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. Use of the prospective method is required. The Company does not expect the application of this guidance to have a material impact on the Consolidated Financial Statements.

ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance to entities for a limited period of time to ease the transition in accounting for and recognizing the effects of reference rate reform on financial reporting. Under the guidance, modifications of contracts due to reference rate reform will not require contract remeasurement or reassessment of a previous accounting determination. For hedge accounting, modification of critical terms of the hedge due to changes in reference rate reform will not affect hedge accounting or dedesignate the hedging relationship. The guidance also provides specific expedients for fair value hedges, cash flow hedges, and excluded components. Further, the guidance provides a one-time election to sell or transfer held to maturity debt securities that are affected by the reference rate change. The guidance is effective upon issuance through December 31, 2022. The Company will apply the guidance to any contracts modifications made due to reference rate reform.

3. BUSINESS COMBINATIONS
Beneficial Bancorp, Inc.
On March 1, 2019, the Company acquired Beneficial. Subject to the terms and conditions of the merger agreement, the Beneficial stockholders received 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock. Based on the February 28, 2019 closing share price of $43.28, the value of the stock consideration was $950.0 million and cash consideration was $228.2 million, for total transaction value of $1.2 billion. Results of the combined Company’s operations are included in the Consolidated Financial Statements since the date of the acquisition.
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
The acquisition of Beneficial was accounted for as a business combination using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and consideration transferred were recorded at their estimated fair values as of the acquisition date. The excess of consideration transferred over the fair value of net assets acquired was recorded as goodwill, which is not amortizable nor deductible for tax purposes. The Company allocated the total balance of goodwill to its WSFS Bank segment. The remeasurement period expired on February 29, 2020, one year from the closing date. During the three months ended March 31, 2020, there were no remeasurement period adjustments made to the fair values of assets acquired and liabilities assumed.
The following table summarizes the consideration transferred and the fair values of identifiable assets acquired and liabilities assumed, which are considered final:

(Dollars in thousands)
Consideration Transferred:	Fair Value
Common shares issued (21,816,355)	$949,968
Cash paid to Beneficial stock and option holders	228,239
Value of consideration	1,178,207
Assets acquired:
Cash and due from banks	304,311
Investment securities	619,834
Loans and leases, net	3,711,246
Premises and equipment	69,873
Deferred income taxes	18,463
Bank owned life insurance	82,510
Core deposit intangible	85,053
Servicing rights intangible	2,466
Other assets	135,890
Total assets	5,029,646
Liabilities assumed:
Deposits	4,056,506
Other liabilities	101,754
Total liabilities	4,158,260
Net assets acquired:	871,386
Goodwill resulting from acquisition of Beneficial	$306,821

The following table details the changes to goodwill recorded subsequent to acquisition:

(Dollars in thousands)	Fair Value
Goodwill resulting from the acquisition of Beneficial reported as of March 31, 2019	$309,486
Effects of adjustments to:
Cash and due from banks	246
Investment securities	(3,131)
Loans	911
Premises and equipment	(741)
Deferred income taxes	1,007
Other assets	(416)
Deposits	790
Other liabilities	(1,331)
Final goodwill resulting from the acquisition of Beneficial as of February 29, 2020	$306,821

In many cases, the fair values of the assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and applying the appropriate market discount rates.

WSFS recorded $3.7 billion of acquired loans, which were initially recorded at their fair values as of the acquisition date.

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

WSFS recorded $85.1 million of core deposit intangible (CDI) which is being amortized over ten years using a straight-line amortization methodology. The fair value of the core deposit intangible was determined using the cost savings approach. The cost savings approach is defined as the difference between cost of funds on deposits and the cost of an equal amount of funds from an alternative source. The CDI fair value was determined by projecting net cash flow benefits, including assumptions related to customer attrition, discount rates, deposit interest rates, and alternative costs of funds.

Certificates of deposit accounts were valued by segregating the portfolio into pools based on remaining maturity and comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The valuation adjustment will be accreted or amortized to interest expense over the remaining maturities of the respective pools.

As a result of the merger, the Company developed a comprehensive integration plan under which we have incurred direct costs, which were expensed as incurred. These direct costs include costs related to: (i) terminated contracts, (ii) consolidated facilities (including lease termination expenses), (iii) severance, (iv) marketing, and (v) professional and legal fees. Costs related to the acquisition and restructuring are included in the Corporate development expense and Restructuring expense line items, respectively, on the Consolidated Statements of Income.

During the fourth quarter of 2018, WSFS announced a retail banking office optimization plan that included the consolidation of fourteen Beneficial and eleven WSFS Bank banking offices. Most of the consolidations and rebranding of the remaining Beneficial banking offices were completed during the conversion, which occurred during the third quarter of 2019. Costs related to this plan are included in the Corporate development expense line item on the Consolidated Statements of Income. Additionally, during the second quarter of 2019, WSFS completed the sale of five Beneficial retail banking offices in New Jersey to the Bank of Princeton, a New Jersey-based financial institution, at a deposit premium of 7.37%. At March 31, 2020, the remaining planned closures were two branches and one loan production office, which could result in additional corporate development expense during 2020.

4. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Bailment fees	$5,081	$6,900
Interchange fees	5,616	4,387
Other card and ATM fees	662	228
Total credit/debit card and ATM income	$11,359	$11,515
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Trust fees	$6,954	$6,567
Wealth management and advisory fees	4,008	3,580
Total investment management and fiduciary income	$10,962	$10,147
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Service fees	$3,211	$2,716
Return and overdraft fees	2,332	1,848
Other deposit service fees	104	182
Total deposit service charges	$5,647	$4,746
Deposit service charges includes revenue earned from our core deposit products, certificates of deposit, and brokered deposits. We generate fee revenues from deposit service charges primarily through service charges and overdraft fees. Service charges consist primarily of monthly account maintenance fees, cash management fees, foreign ATM fees and other maintenance fees. All of these revenue streams generate fee income through service charges for monthly account maintenance and similar items, transfer fees, late fees, overlimit fees, and stop payment fees. Revenue is recorded at the time of the transaction.
Other income
The following table presents the components of other income:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Managed service fees	$4,031	$2,943
Currency preparation	840	739
ATM insurance	647	627
Miscellaneous products and services	1,435	3,398
Total other income	$6,953	$7,707
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

5. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2020	2019
Numerator:
Net income attributable to WSFS	$10,927	$13,023
Denominator:
Weighted average basic shares	51,086	38,874
Dilutive potential common shares	78	410
Weighted average fully diluted shares	$51,164	$39,284
Earnings per share:
Basic	$0.21	$0.34
Diluted	$0.21	$0.33
Outstanding common stock equivalents having no dilutive effect	10	39

6. INVESTMENTS
Debt Securities
The following tables detail the amortized cost, allowance for credit losses and the estimated fair value of our investments in available-for-sale and held-to-maturity debt securities. None of our investments in debt securities are classified as trading.

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
CMO	$318,881	$14,564	$47	$—	$333,398
FNMA MBS	1,298,745	62,925	6	—	1,361,664
FHLMC MBS	303,400	16,646	—	—	320,046
GNMA MBS	32,063	1,229	—	—	33,292
	$1,953,089	$95,364	$53	$—	$2,048,400
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$133,554	$3,327	$—	$8	$136,873
Foreign bonds	501	—	—	—	501
	$134,055	$3,327	$—	$8	$137,374
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at amortized cost basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized gains of $0.5 million at March 31, 2020, related to securities transferred, which are offset in Accumulated other comprehensive income. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss. See Note 2 for updated Significant Accounting Policies on held-to-maturity debt securities.

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
(1)Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of held-to-maturity securities included net unrealized gains of $0.6 million at December 31, 2019, related to securities transferred, which are offset in Accumulated other comprehensive income.
The scheduled maturities of our available-for-sale debt securities at March 31, 2020 and December 31, 2019 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2020 (1)
Within one year	$—	$—
After one year but within five years	13,677	14,000
After five years but within ten years	188,785	198,340
After ten years	1,750,627	1,836,060
	$1,953,089	$2,048,400
December 31, 2019 (1)
Within one year	$—	$—
After one year but within five years	22,136	22,207
After five years but within ten years	194,197	194,376
After ten years	1,693,150	1,728,331
	$1,909,483	$1,944,914
(1)Actual maturities could differ from contractual maturities.
The scheduled maturities of our held-to-maturity debt securities at March 31, 2020 and December 31, 2019 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2020 (1)
Within one year	$1,140	$1,142
After one year but within five years	4,226	4,252
After five years but within ten years	37,241	37,995
After ten years	91,448	93,985
	$134,055	$137,374
December 31, 2019 (1)
Within one year	$2,649	$2,653
After one year but within five years	4,239	4,270
After five years but within ten years	35,288	35,967
After ten years	91,425	93,735
	$133,601	$136,625
(1)Actual maturities could differ from contractual maturities.
Mortgage-backed securities (MBS) may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 2.2 years at March 31, 2020.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $1.3 billion and $1.1 billion were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of March 31, 2020 and December 31, 2019, respectively.
During the three months ended March 31, 2020, we sold $30.6 million of debt securities categorized as available-for-sale resulting in $0.7 million realized gains and no realized losses. During the three months ended March 31, 2019, we sold $583.9 million of debt securities categorized as available-for-sale, of which $578.8 million was related to the acquisition of Beneficial. (see Note 3 for further information about the acquisition). The remaining $5.1 million resulted in realized gains of less than $0.1 million and no realized losses.
As of March 31, 2020 and December 31, 2019, our debt securities portfolio had remaining unamortized premiums of $16.4 million and $15.1 million, respectively, and unaccreted discounts of $3.8 million and $4.1 million, respectively.
For debt securities with unrealized losses and an allowance has not been recorded, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at March 31, 2020.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$4,044	$44	$826	$3	$4,870	$47
FNMA MBS	4,425	6	—	—	4,425	6
Total	$8,469	$50	$826	$3	$9,295	$53

For debt securities with unrealized losses, the table below shows our gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at December 31, 2019.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$47,376	$481	$7,999	$61	$55,375	$542
FNMA MBS	310,312	2,681	6,522	105	316,834	2,786
FHLMC MBS	35,354	541	2,836	50	38,190	591
GNMA MBS	1,847	4	5,742	59	7,589	63
Total temporarily impaired investments	$394,889	$3,707	$23,099	$275	$417,988	$3,982

Held-to-maturity debt securities:
State and political subdivisions (1)	$523	$—	$—	$—	$523	$—
(1)State and political subdivisions with an unrealized loss position of less than twelve months had an unrealized loss of less than $1 thousand at December 31, 2019.
At March 31, 2020, we owned available-for-sale debt securities totaling $9.3 million for which the amortized cost basis exceeded fair value. Total unrealized losses on these securities were $0.1 million at March 31, 2020. We do not have the intent to sell, nor is it more likely than not we will be required to sell these securities before we are able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of March 31, 2020.
At March 31, 2020, we owned held-to-maturity debt securities with an amortized cost basis of $134.1 million. Our held-to-maturity debt security portfolio primarily consists of highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of March 31, 2020, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
AA-rated or higher	$133,129	$501
BBB-	425	—
Ending balance	$133,554	$501
As a result of our adoption of ASC 326 on January 1, 2020, we reviewed our held-to-maturity debt securities for potential credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the three months ended March 31, 2020:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
Allowance for credit losses:
Beginning balance	$—	$—
Impact of adoption ASC 326	8	—
Provision for credit losses	—	—
Charge-offs, net	—	—
Ending balance	$8	$—
Accrued interest receivable of $1.2 million as of March 31, 2020 for held-to-maturity debt securities was excluded from the allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of March 31, 2020.

Equity Investments
The following tables detail the amortized cost, and the estimated fair value of our equity investments, which are included in Other investments in the unaudited Consolidated Statements of Financial Condition.

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Equity Investments
Visa Class B shares(1)	$15,716	$48,504	$—	$64,220
Other equity investments(2)	8,140	—	1,646	6,494
	$23,856	$48,504	$1,646	$70,714

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Equity Investments
Visa Class B shares(1)	$15,716	$45,565	$—	$61,281
Other equity investments(2)	8,140	625	—	8,765
	$23,856	$46,190	$—	$70,046
(1)The Company recorded unrealized gains on our investment in Visa Class B shares of $3.0 million and $3.8 million during the three months ended March 31, 2020 and 2019, respectively which is recorded in Unrealized gain on equity investment, net in our Consolidated Statements of Income.
(2)The Company recorded an impairment loss of $2.3 million in our investment of Spring EQ during the three months ended March 31, 2020, which is recorded in Unrealized gain on equity investment, net in our Consolidated Statements of Income. There were no impairment losses recorded on the Company's equity investments during the three months ended March 31, 2019

7. LOANS
The following table shows our loan and lease portfolio by category:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	$2,096,619	$2,046,798
Owner-occupied commercial	1,313,193	1,296,466
Commercial mortgages	2,223,117	2,222,976
Construction	626,253	581,082
Commercial small business leases	201,753	188,630
Residential(1)	971,541	1,016,500
Consumer(2)	1,118,286	1,128,731
	8,550,762	8,481,183
Less:
Deferred fees, net(3)	—	9,143
Allowance for credit losses	139,073	47,576
Net loans and leases	$8,411,689	$8,424,464
(1) Includes reverse mortgages at fair value of $15.8 million at March 31, 2020 and $16.6 million at December 31, 2019.
(2) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(3) At March 31, 2020, deferred fees, net are included in portfolio segment totals to present the amortized cost basis in accordance with our adoption of CECL. At December 31, 2019, deferred fees, net are excluded from portfolio segment totals to present the unpaid principal balance under the incurred loss methodology.
Accrued interest receivable on loans and leases was $32.8 million and $31.5 million at March 31, 2020 and December 31, 2019, respectively. Accrued interest receivable on loans and leases was excluded from the allowance for credit losses.

8. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following table provides the activity of our allowance for credit losses and loan balances for the three months ended March 31, 2020 under the current expected credit loss (CECL) model in accordance with ASC 326 (as adopted on January 1, 2020):

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended March 31, 2020
Allowance for credit losses
Beginning balance, prior to adoption of ASC 326	$22,849	$4,616	$7,452	$3,891	$1,381	$7,387	$47,576
Impact of adopting ASC 326(4)	19,747	(1,472)	1,662	681	7,522	7,715	35,855
Charge-offs	(3,064)	(283)	(51)	—	(143)	(914)	(4,455)
Recoveries	2,847	125	29	5	91	354	3,451
Provision (credit)	23,392	6,555	17,508	621	2,742	5,828	56,646
Ending balance	$65,771	$9,541	$26,600	$5,198	$11,593	$20,370	$139,073
Period-end allowance allocated to:
Loans evaluated on an individual basis	$20	$—	$—	$—	$—	$—	$20
Loans evaluated on a collective basis	65,751	9,541	26,600	5,198	11,593	20,370	139,053
Ending balance	$65,771	$9,541	$26,600	$5,198	$11,593	$20,370	$139,073
Period-end loan balances:
Loans evaluated on an individual basis	$8,843	$4,818	$4,691	$96	$6,152	$2,295	$26,895
Loans evaluated on a collective basis	2,289,529	1,308,375	2,218,426	626,157	949,613	1,115,991	8,508,091
Ending balance	$2,298,372	$1,313,193	$2,223,117	$626,253	$955,765	$1,118,286	$8,534,986
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $15.8 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4)The impact of adopting ASC 326 includes $0.1 million for the initial allowance on loans purchased with credit deterioration.

The following table provides the activity of the allowance for loan and lease losses and loan balances for the three months ended March 31, 2019 under the incurred loss model:

(Dollars in thousands)	Commercial and Industrial(1)	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer	Total
Three months ended March 31, 2019
Allowance for loan and lease losses
Beginning balance	$14,211	$5,057	$6,806	$3,712	$1,428	$8,325	$39,539
Charge-offs	(742)	—	(2)	—	(122)	(684)	(1,550)
Recoveries	358	3	29	1	(14)	301	678
Provision (credit)	7,123	(111)	(156)	331	51	257	7,495
Provision (credit) for acquired loans	66	—	2	—	58	33	159
Ending balance	$21,016	$4,949	$6,679	$4,044	$1,401	$8,232	$46,321
Period-end allowance allocated to:
Individually evaluated for impairment	$4,588	$—	$—	$367	$533	$166	$5,654
Collectively evaluated for impairment	16,427	4,856	6,600	3,663	830	8,064	40,440
Acquired loans individually evaluated for impairment	1	93	79	14	38	2	227
Ending balance	$21,016	$4,949	$6,679	$4,044	$1,401	$8,232	$46,321
Period-end loan balances:
Individually evaluated for impairment(2)	$16,109	$5,384	$3,999	$2,781	$10,590	$8,169	$47,032
Collectively evaluated for impairment	1,415,689	1,198,337	753,911	347,035	130,499	824,684	4,670,155
Acquired nonimpaired loans	782,160	105,154	1,575,527	225,245	949,804	295,450	3,933,340
Acquired impaired loans	6,130	4,070	19,715	636	8,483	3,456	42,490
Ending balance(3)	$2,220,088	$1,312,945	$2,353,152	$575,697	$1,099,376	$1,131,759	$8,693,017
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $16.2 million.
(3)The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $15.0 million for the period ending March 31, 2019. Accruing troubled debt restructured loans are considered impaired loans.
(4)Ending loan balances do not include net deferred fees.

The following table shows our nonaccrual and past due loans presented at amortized cost at the date indicated under the current expected credit loss model:

	March 31, 2020
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$8,526	$83	$8,609	$2,281,204	$8,559	$2,298,372
Owner-occupied commercial	6,009	241	6,250	1,303,392	3,551	1,313,193
Commercial mortgages	5,840	680	6,520	2,215,286	1,311	2,223,117
Construction	330	2,068	2,398	623,855	—	626,253
Residential(3)	4,089	118	4,207	947,827	3,731	955,765
Consumer(4)	13,077	11,159	24,236	1,091,952	2,098	1,118,286
Total	$37,871	$14,349	$52,220	$8,463,516	$19,250	$8,534,986
% of Total Loans	0.44%	0.17%	0.61%	99.16%	0.23%	100%
(1)Nonaccrual loans with an allowance totaled $18 thousand.
(2)Includes commercial small business leases.
(3)Residential accruing current balances excludes reverse mortgages at fair value of $15.8 million.
(4)Includes $21.5 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

The following table shows our nonaccrual and past due loans presented at unpaid principal balance at the date indicated under the incurred loss model:

	December 31, 2019
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Acquired Impaired Loans	Nonaccrual Loans	Total Loans
Commercial and industrial(1)	$6,289	$2,038	$8,327	$2,214,506	$1,564	$11,031	$2,235,428
Owner-occupied commercial	1,498	831	2,329	1,283,320	6,757	4,060	1,296,466
Commercial mortgages	4,999	99	5,098	2,207,582	8,670	1,626	2,222,976
Construction	—	—	—	580,591	491	—	581,082
Residential(2)	6,733	437	7,170	980,893	7,326	4,490	999,879
Consumer(3)	13,164	12,745	25,909	1,098,980	2,127	1,715	1,128,731
Total(3)	$32,683	$16,150	$48,833	$8,365,872	$26,935	$22,922	$8,464,562
% of Total Loans	0.39%	0.19%	0.58%	98.83%	0.32%	0.27%	100%
(1)Includes commercial small business leases.
(2)Residential accruing current balances excludes reverse mortgages, at fair value of $16.6 million.
(3)Includes $22.3 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
(4)The balances above include a total of $3.2 billion acquired non-impaired loans.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at March 31, 2020 under the current expected credit loss model:

	March 31, 2020
(Dollars in thousands)	Property	Equipment and other
Commercial and industrial(1)	$4,078	$4,733
Owner-occupied commercial	4,818	—
Commercial mortgages	4,691	—
Construction	96	—
Residential(2)	6,152	—
Consumer(3)	2,273	23
Total	$22,108	$4,756
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

The following table provides an analysis of the Company's impaired loans at December 31, 2019 under the incurred loss model:

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
Interest income of $0.2 million was recognized on individually reviewed loans during the three months ended March 31, 2020. Interest income of $0.2 million was recognized on impaired loans during the three months ended March 31, 2019.
As of March 31, 2020, there were 30 residential loans and 24 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $2.7 million and $5.9 million, respectively. As of December 31, 2019, there were 33 residential loans and 29 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $3.2 million and $9.5 million, respectively.

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
•Substandard or Lower. Borrowers have well-defined weaknesses that require extensive oversight by management. Borrowers in this category may exhibit one or more of the following: inadequate debt service coverage, unprofitable operations, insufficient liquidity, high leverage, and weak or inadequate capitalization. Relationships in this category are not adequately protected by the sound financial worth and paying capacity of the obligor or the collateral pledged on the loan, if any. A distinct possibility exists that the Bank will sustain some loss if the deficiencies are not corrected. In addition, some borrowers in this category could have the added characteristic that the possibility of loss is extremely high. Current circumstances in the credit relationship make collection or liquidation in full highly questionable. Such impending events include: perfecting liens on additional collateral, obtaining collateral valuations, an acquisition or liquidation preceding, proposed merger, or refinancing plan.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of March 31, 2020 under the current expected credit loss model.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass	$190,880	$694,130	$453,091	$286,737	$160,831	$237,584	$6,939	$152,139	$2,182,331
Special mention	206	—	—	560	38	12,932	—	—	13,736
Substandard or Lower	—	36,281	20,002	7,068	10,680	22,673	32	5,569	102,305
	$191,086	$730,411	$473,093	$294,365	$171,549	$273,189	$6,971	$157,708	$2,298,372
Owner-occupied commercial:
Risk Rating
Pass	$34,334	$270,384	$115,803	$186,657	$149,168	$362,582	$—	$152,211	$1,271,139
Special mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	1,364	9,462	6,640	3,578	7,716	9,195	—	4,099	42,054
	$35,698	$279,846	$122,443	$190,235	$156,884	$371,777	$—	$156,310	$1,313,193
Commercial mortgages:
Risk Rating
Pass	$89,774	$351,122	$351,240	$321,439	$345,287	$600,663	$—	$127,042	$2,186,567
Special mention	—	—	—	16,091	—	918	—	—	17,009
Substandard or Lower	141	1,310	1,404	5,850	2,676	5,865	—	2,295	19,541
	$89,915	$352,432	$352,644	$343,380	$347,963	$607,446	$—	$129,337	$2,223,117
Construction:
Risk Rating
Pass	$51,084	$216,257	$253,520	$49,438	$7,054	$2,134	$—	$46,670	$626,157
Special mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	96	—	—	96
	$51,084	$216,257	$253,520	$49,438	$7,054	$2,230	$—	$46,670	$626,253
Residential(2):
Risk Rating
Performing	$8,616	$38,158	$99,082	$125,502	$180,131	$498,013	$—	$—	$949,502
Nonperforming(3)	—	—	—	—	92	6,171	—	—	6,263
	$8,616	$38,158	$99,082	$125,502	$180,223	$504,184	$—	$—	$955,765
Consumer(4):
Risk Rating
Performing	$20,145	$178,737	$276,960	$90,890	$64,239	$87,182	$390,190	$7,642	$1,115,985
Nonperforming(5)	—	—	660	164	—	(161)	1,235	403	2,301
	$20,145	$178,737	$277,620	$91,054	$64,239	$87,021	$391,425	$8,045	$1,118,286
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes troubled debt restructured mortgages performing in accordance with the loans' modified terms and are accruing interest.
(4)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(5)Includes troubled debt restructured home equity installment loans performing in accordance with the loans' modified terms and are accruing interest.

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for loan and lease loss, as of December 31, 2019 under the incurred loss model.

Commercial Credit Exposure

	December 31, 2019
	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial(2)
(Dollars in thousands)					Amount	%
Risk Rating:
Special mention	$12,287	$—	$40,478	$—	$52,765
Substandard:
Accrual	78,809	32,679	23,017	—	134,505
Nonaccrual	9,852	4,037	1,626	—	15,515
Doubtful	1,179	23	—	—	1,202
Total Special Mention and Substandard	102,127	36,739	65,121	—	203,987	3%
Acquired impaired	1,564	6,757	8,670	491	17,482	—%
Pass	2,131,737	1,252,970	2,149,185	580,591	6,114,483	97%
Total	$2,235,428	$1,296,466	$2,222,976	$581,082	$6,335,952	100%
(1)Includes commercial small business leases.
(2)Includes $2.2 billion of acquired non-impaired loans as of December 31, 2019.
Retail Credit Exposure

	Residential(2)	Consumer	Total Retail(3)
	December 31, 2019	December 31, 2019	December 31, 2019
(Dollars in thousands)			Amount	Percent
Nonperforming(1)	$12,858	$7,374	$20,232	1%
Acquired impaired loans	7,326	2,127	9,453	—%
Performing	979,695	1,119,230	2,098,925	99%
Total	$999,879	$1,128,731	$2,128,610	100%
(1)Includes $14.0 million as of December 31, 2019 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans’ modified terms and are accruing interest.
(2)Residential performing loans excludes $16.6 million of reverse mortgages at fair value as of December 31, 2019.
(3)Total includes $1.1 billion in acquired non-impaired loans as of December 31, 2019.

Troubled Debt Restructurings (TDRs)
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Performing TDRs	$14,070	$14,281
Nonperforming TDRs	3,873	5,896
Total TDRs	$17,943	$20,177

Approximately $0.7 million and $0.6 million in related reserves have been established for these loans at March 31, 2020 and December 31, 2019, respectively.
The following tables present information regarding the types of loan modifications made for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	1	—	—	—	1
Owner-occupied commercial	1	—	—	—	1
Commercial mortgages	—	1	—	—	1
Construction	—	—	—	—	—
Residential	—	—	1	1	2
Consumer	—	—	3	2	5
Total	2	1	4	3	10

	Three months ended March 31, 2019
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	—	—	—	—	—
Owner-occupied commercial	—	—	—	—	—
Commercial mortgages	1	—	—	—	1
Construction	—	—	—	—	—
Residential	—	—	1	1	2
Consumer	—	—	1	3	4
Total	1	—	2	4	7
(1)Other includes underwriting exceptions.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and repayment is reasonably assured.

The following table presents loans modified as TDRs during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020		2019
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$20	$20	$—	$—
Owner-occupied commercial	650	650	—	—
Commercial mortgages	110	110	31	31
Construction	—	—	—	—
Residential	226	226	102	102
Consumer	247	247	868	868
Total	$1,253	$1,253	$1,001	$1,001
During the three months ended March 31, 2020, the TDRs set forth in the table above resulted in a less than $0.1 million increase in our allowance for credit losses and no additional charge-offs, compared to a less than $0.1 million decrease in our allowance for credit losses and no additional charge-offs for the same period in 2019.
During the three months ended March 31, 2020, no TDRs defaulted that had received troubled debt modification during the past twelve months, compared with one loan with a total loan amount of less than $0.1 million during the three months ended March 31, 2019.
The TDRs set forth in the table above did not occur as a result of the loan forbearance program under the CARES Act. Refer to Note 21 and "Management's Discussion and Analysis - Nonperforming Assets" for further details on modifications that have occurred during the period following March 31, 2020 due to the current economic environment as a result of the COVID-19 pandemic.

9. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through our equipment leasing business.

Lessee

Our ongoing leases have remaining lease terms of less than 1 year to 42 years, which includes renewal options that are exercised at our discretion. The Company's lease terms to calculate the lease liability and right of use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right of use asset is included in Other liabilities and Other assets, respectively, in the unaudited Consolidated Statement of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the unaudited Consolidated Statement of Income. We account for lease components separately from nonlease components. We sublease certain real estate to third parties.

The components of operating lease cost were as follows:

	Three months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Operating lease cost (1)	$4,550	$5,724
Sublease income	(93)	(101)
Net lease cost	$4,457	$5,623
(1)Includes variable lease cost and short-term lease cost.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Assets
Right of use assets	$158,440	$166,221
Total assets	$158,440	$166,221

Liabilities
Lease liabilities	$174,155	$181,814
Total liabilities	$174,155	$181,814

Lease term and discount rate
Weighted average remaining lease term (in years)
Operating leases	19.34	19.06
Weighted average discount rate
Operating leases	4.25%	4.17%

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	March 31, 2020
Remaining in 2020	$13,245
2021	17,400
2022	17,372
2023	17,499
2024	16,341
After 2024	198,936
Total lease payments	280,793
Less: Interest	(106,638)
Present value of lease liabilities	$174,155

(Dollars in thousands)	December 31, 2019
2020	$18,591
2021	18,314
2022	18,315
2023	18,525
2024	17,390
After 2024	197,203
Total lease payments	288,338
Less: Interest	(106,524)
Present value of lease liabilities	$181,814

Supplemental cash flow information related to leases was as follows:

	Three months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,667	$3,387
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	—	61,693

Lessor Equipment Leasing

WSFS provides equipment and small business lease financing through our leasing subsidiary, NewLane Finance, acquired from our Beneficial acquisition. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and fees on loans and leases on the Consolidated Statements of Income. The allowance for credit losses on finance leases is included in Provision for credit losses on the Consolidated Statements of Income.

The components of direct finance lease income are summarized in the table below:

	Three months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Direct financing leases:
Interest income on lease receivable	$3,566	$669
Interest income on deferred fees and costs	94	57
Total direct financing lease income	$3,660	$726

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Lease receivables	$229,552	$217,076
Unearned income	(30,252)	(28,446)
Deferred fees and costs	2,453	1,962
Net investment in direct financing leases	$201,753	$190,592

Future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	March 31, 2020
Remaining in 2020	$57,274
2021	65,600
2022	49,062
2023	34,105
2024	19,149
After 2024	4,362
Total lease payments	$229,552

(Dollars in thousands)	December 31, 2019
2020	$71,067
2021	58,337
2022	42,274
2023	28,628
2024	14,450
After 2024	2,320
Total lease payments	$217,076

10. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of our review of the overall business to ensure no events or circumstances have occurred that would impact our goodwill evaluation. During the three months ended March 31, 2020, management included considerations of the current economic environment caused by COVID-19 in our evaluation, and determined based on the totality of our qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment exists as of the three months ended March 31, 2020.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2019	$452,629	$—	$20,199	$472,828
Remeasurement period adjustments	—	—	—	—
March 31, 2020	$452,629	$—	$20,199	$472,828
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes our intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
March 31, 2020
Core deposits	$95,711	$(15,679)	$80,032	10 years
Customer relationships	17,561	(7,816)	9,745	7-15 years
Non-compete agreements	221	(157)	64	5 years
Loan servicing rights(1)	4,871	(1,777)	3,094	10-25 years
Total intangible assets	$118,364	$(25,429)	$92,935
December 31, 2019
Core deposits	$95,711	$(13,326)	$82,385	10 years
Customer relationships	17,561	(7,416)	10,145	7-15 years
Non-compete agreements	221	(146)	75	5 years
Loan servicing rights(2)	4,880	(1,568)	3,312	10-25 years
Total intangible assets	$118,373	$(22,456)	$95,917
(1)Includes impairment losses of $0.3 million for the three months ended March 31, 2020.
(2)Includes impairment losses of $0.5 million for the year ended December 31, 2019
We recognized amortization expense on intangible assets of $2.8 million for the three months ended March 31, 2020 and $1.4 million for the three months ended March 31, 2019.
The following table presents the estimated future amortization expense on our intangible assets:

(Dollars in thousands)	March 31, 2020
Remaining in 2020	$8,697
2021	11,194
2022	11,005
2023	10,872
2024	10,717
Thereafter	40,450
Total	$92,935

11. DEPOSITS

The following table shows our deposits by category:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Noninterest-bearing:
Noninterest demand	$2,314,982	$2,189,573
Total noninterest-bearing	$2,314,982	$2,189,573

Interest-bearing:
Interest-bearing demand	$2,093,388	$2,129,725
Savings	1,594,735	1,563,000
Money market	2,149,119	2,100,188
Customer time deposits	1,272,154	1,356,610
Brokered deposits	284,976	247,761
Total interest-bearing	7,394,372	7,397,284
Total deposits	$9,709,354	$9,586,857

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
We account for our obligations under the provisions of ASC 715, Compensation - Retirement Benefits (ASC 715). ASC 715 requires that we recognize the costs of these benefits over an Associate’s active working career. Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year. We recognize our service cost in Salaries, benefits and other compensation and the other components of net periodic benefit cost in Other operating expenses in our unaudited Consolidated Statements of Income.
The following table presents the components of net periodic benefit cost related to our postretirement medical benefits plan.

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Service cost	$15	$13
Interest cost	17	19
Prior service cost amortization	(19)	(19)
Net gain recognition	(9)	(15)
Net periodic cost (benefit)	$4	$(2)

Alliance Associate Pension Plan

During the fourth quarter of 2015, we completed the acquisition of Alliance. At the time of the acquisition, we assumed the Alliance pension plan offered to its current Associates.
The following table presents the components of net periodic benefit cost related to the Alliance Associate Pension Plan.

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Service cost	$10	$10
Interest cost	63	69
Expected return on plan assets	(117)	(147)
Prior service cost amortization	—	—
Net gain recognition	—	—
Net periodic benefit	$(44)	$(68)

During the fourth quarter of 2018, the Company notified the Alliance pension plan participants, the Internal Revenue Service (IRS), and the Pension Benefit Guaranty Corporation (PBGC) of its intention to terminate the plan. During the first quarter of 2020, the Company received IRS and PBGC approval, and has begun the next steps to complete the pension plan termination.

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

	Three months ended March 31, 2020	One month ended March 31, 2019	Three months ended March 31, 2020	One month ended March 31, 2019
(Dollars in thousands)	Pension Benefits		Other Postretirement Benefits
Service cost	$—	$—	$28	$8
Interest cost	715	286	138	59
Expected return on plan assets	(1,594)	(481)	—	—
Prior service cost amortization	—	—	—	—
Net loss (gain) recognition	1	—	(15)	—
Net periodic (benefit) cost	$(878)	$(195)	$151	$67

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
There were no unrecognized tax benefits as of March 31, 2020. We record interest and penalties on potential income tax deficiencies as income tax expense. Our federal and state tax returns for the 2016 through 2019 tax years are subject to examination as of March 31, 2020. We do not expect to record or realize any material unrecognized tax benefits during 2020.
As a result of the adoption of ASC 326 - Credit Losses on January 1, 2020, the tax impact as a result of the incremental provision for expected credit losses from financial assets held at amortized cost has been reflected as a credit to retained earnings on January 1, 2020 to reflect the tax impact of increased credit reserves. Accordingly, $8.5 million of such provision for credit losses has been reflected as an income tax credit and deferred tax asset on the Company's Consolidated Statements of Financial Condition.
As a result of the CARES Act, which was enacted during the first quarter of 2020 due to the COVID-19 pandemic, an additional $1.8 million income tax benefit and deferred tax asset was recognized on the Company's Consolidated Statements of Financial Condition. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for details.
As a result of the adoption of ASU No. 2014-01, Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects, the amortization of our low-income housing credit investments has been reflected as income tax expense. Accordingly, $0.8 million and $0.6 million of such amortization has been reflected as income tax expense for the three months ended March 31, 2020 and 2019, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the three months ended March 31, 2020 were $0.7 million, $0.8 million and $0.2 million, respectively. The carrying value of the investment in affordable housing credits is $25.0 million at March 31, 2020, compared to $25.8 million at December 31, 2019.

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

The following tables present financial instruments carried at fair value as of March 31, 2020 and December 31, 2019 by level in the valuation hierarchy (as described above):

	March 31, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$333,398	$—	$333,398
FNMA MBS	—	1,361,664	—	1,361,664
FHLMC MBS	—	320,046	—	320,046
GNMA MBS	—	33,292	—	33,292
Other assets	—	12,364	—	12,364
Total assets measured at fair value on a recurring basis	$—	$2,060,764	$—	$2,060,764

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$9,325	$—	$9,325

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$70,714	$70,714
Other real estate owned	—	—	4,825	4,825
Loans held for sale	—	85,458	—	85,458
Total assets measured at fair value on a nonrecurring basis	$—	$85,458	$75,539	$160,997

	December 31, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$340,230	$—	$340,230
FNMA MBS	—	1,242,453	—	1,242,453
FHLMC MBS	—	328,946	—	328,946
GNMA MBS	—	33,285	—	33,285
Other assets	—	4,884	—	4,884
Total assets measured at fair value on a recurring basis	$—	$1,949,798	$—	$1,949,798

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,918	$—	$3,918

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$70,046	$70,046
Other real estate owned	—	—	2,605	2,605
Loans held for sale	—	83,872	—	83,872
Total assets measured at fair value on a nonrecurring basis	$—	$83,872	$72,651	$156,523
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2020.

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
Available-for-sale securities
Securities classified as available-for-sale are reported at fair value using Level 2 inputs. We believe that this Level 2 designation is appropriate under ASC 820-10 as, these securities are federal agency MBS with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
Other investments
Other investments includes our equity investments without readily determinable fair values. These investments include our Visa Class B share holdings and certain other equity investments, all of which are categorized as Level 3. Our Visa Class B ownership includes shares acquired at no cost from our prior participation in Visa’s network while Visa operated as a cooperative as well as shares subsequently acquired through private transactions and auctions. Our equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period.
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
Investment securities
Fair value is estimated using quoted prices for similar securities, which we obtain from a third party vendor. We use one of the largest providers of securities pricing to the industry and management periodically assesses the inputs used by this vendor to price the various types of securities owned by us to validate the vendor’s methodology as described above in available-for-sale securities.
Other investments
Other investments includes our equity investments without readily determinable fair values (see discussion in “Fair Value of Financial Assets and Liabilities” section above).
Loans held for sale
Loans held for sale are carried at their fair value (see discussion in “Fair Value of Financial Assets and Liabilities” section above).
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by portfolio segments (see Note 2). For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans, with the exception of reverse mortgages, are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair values of reverse mortgages are based on the net present value of the expected cash flows using a discount rate specific to the reverse mortgages portfolio. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral, if the loan is collateral dependent. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are used if appraisals are not available. This technique does contemplate an exit price.
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, approximates the recorded net deferred fee amounts, which are not significant. Because commitments to extend credit and letters of credit are generally not assignable by either us or the borrower, they only have value to us and the borrower. See Note 2 for the impact to the unfunded lending commitments reserve based on our CECL adoption.
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table provides a description of the valuation technique and significant unobservable inputs for the Company's assets classified as Level 3 and measured at fair value on a nonrecurring basis:

March 31, 2020
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$70,714	Observed market comparable transactions	Period of observed transactions	July 2019 - January 2020
Other real estate owned	$4,825	Fair market value of collateral	Costs to sell	10.0% - 20.0% (10.0%)

The book value and estimated fair value of our financial instruments are as follows:

		March 31, 2020		December 31, 2019
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$505,110	$505,110	$571,752	$571,752
Investment securities available-for-sale	Level 2	2,048,400	2,048,400	1,944,914	1,944,914
Investment securities held-to-maturity, net	Level 2	134,047	137,374	133,601	136,625
Other investments	Level 3	70,714	70,714	70,046	70,046
Loans, held for sale	Level 2	85,458	85,458	83,872	83,872
Loans, net(1)	Level 3	8,411,689	8,475,886	8,424,464	8,580,015
Stock in FHLB of Pittsburgh	Level 2	33,988	33,988	21,097	21,097
Accrued interest receivable	Level 2	39,134	39,134	38,094	38,094
Other assets	Level 2	12,364	12,364	4,884	4,884
Financial liabilities:
Deposits	Level 2	9,709,354	9,710,432	9,586,857	9,575,394
Borrowed funds	Level 2	401,285	404,955	489,288	489,561
Standby letters of credit	Level 3	505	505	623	623
Accrued interest payable	Level 2	5,797	5,797	3,103	3,103
Other liabilities	Level 2	9,325	9,325	3,918	3,918
 (1) Includes reverse mortgage loans.
At March 31, 2020 and December 31, 2019 we had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of our derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of March 31, 2020.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	3	$75,000	Other assets	$1,327
Total		$75,000		$1,327
Derivatives not designated as hedging instruments:
Interest rate products		$71,258	Other assets	$6,783
Interest rate products		71,258	Other liabilities	(7,216)
Risk participation agreements		4,487	Other liabilities	(13)
Interest rate lock commitments with customers		184,693	Other assets	4,050
Interest rate lock commitments with customers		76,901	Other liabilities	(382)
Forward sale commitments		103,222	Other assets	1,531
Forward sale commitments		148,090	Other liabilities	(3,041)
Total		$659,909		$1,712
Total derivatives		$734,909		$3,039

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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the three months ended March 31, 2020, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest income as interest payments are received on our variable-rate pooled loans. During the next twelve months, we estimate that $0.6 million will be reclassified as an increase to interest income. During the three months ended March 31, 2020, $0.1 million was reclassified into interest income.
We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of one month (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of March 31, 2020, we had three outstanding interest rate derivatives with an aggregate notional amount of $75.0 million that were designated as cash flow hedges of interest rate risk.
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three months ended March 31, 2020 and March 31, 2019.

	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) or Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019
Interest Rate Products	$1,585	$630	Interest income
Total	$1,585	$630

	Amount of Gain or (Loss) Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended March 31,
Derivatives Not Designated as a Hedging Instrument	2020	2019
Interest Rate Lock Commitments	$3,049	$632	Mortgage banking activities, net
Forward Sale Commitments	(4,045)	(234)	Mortgage banking activities, net
Total	$(996)	$398

Credit Risk-related Contingent Features
We have agreements with certain derivative counterparties that contain a provision under which, if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. We also have agreements with certain derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized or adequately capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements.
As of March 31, 2020, the termination value of derivatives designated as hedging instruments in a net asset position related to these agreements was $1.3 million. These agreements were terminated in April 2020.
We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $10.4 million against our obligations under these agreements. If we had breached any of these provisions at March 31, 2020, we could have been required to settle our obligations under the agreements at the termination value.

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
The WSFS Bank segment provides financial products to commercial and retail customers. Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS Bank. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Accordingly, these departments are not considered discrete segments and are appropriately aggregated in the WSFS Bank segment in accordance with ASC 280.
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
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The institutional trust division of WSFS, WSFS Institutional Services, provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. The personal trust division of WSFS, Christiana Trust, provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.

The following tables show segment results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$131,309	$—	$2,546	$133,855	$96,946	$—	$2,631	$99,577
Noninterest income	18,072	11,679	11,096	40,847	17,264	12,402	11,456	41,122
Total external customer revenues	149,381	11,679	13,642	174,702	114,210	12,402	14,087	140,699
Inter-segment revenues:
Interest income	1,943	—	2,849	4,792	3,792	—	4,005	7,797
Noninterest income	2,907	229	173	3,309	1,883	177	186	2,246
Total inter-segment revenues	4,850	229	3,022	8,101	5,675	177	4,191	10,043
Total revenue	154,231	11,908	16,664	182,803	119,885	12,579	18,278	150,742
External customer expenses:
Interest expense	16,747	—	958	17,705	15,136	—	1,127	16,263
Noninterest expenses	73,085	8,223	7,188	88,496	82,577	8,030	6,985	97,592
Provision for credit losses	55,034	—	1,612	56,646	7,286	—	368	7,654
Total external customer expenses	144,866	8,223	9,758	162,847	104,999	8,030	8,480	121,509
Inter-segment expenses:
Interest expense	2,849	954	989	4,792	4,005	2,558	1,234	7,797
Noninterest expenses	402	741	2,166	3,309	363	545	1,338	2,246
Total inter-segment expenses	3,251	1,695	3,155	8,101	4,368	3,103	2,572	10,043
Total expenses	148,117	9,918	12,913	170,948	109,367	11,133	11,052	131,552
Income before taxes	$6,114	$1,990	$3,751	$11,855	$10,518	$1,446	$7,226	$19,190
Income tax provision				1,288				6,260
Consolidated net income				10,567				12,930
Net loss attributable to noncontrolling interest				(360)				(93)
Net income attributable to WSFS				10,927				13,023

The following table shows significant components of segment net assets as of March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$177,508	$320,077	$7,525	$505,110	$202,792	$357,494	$11,466	$571,752
Goodwill	452,629	—	20,199	472,828	452,629	—	20,199	472,828
Other segment assets	11,064,324	6,983	229,645	11,300,952	10,982,681	6,555	222,486	11,211,722
Total segment assets	$11,694,461	$327,060	$257,369	$12,278,890	$11,638,102	$364,049	$254,151	$12,256,302
Capital expenditures	$2,282	$211	$38	$2,531	$11,806	$2,120	$272	$14,198

17. COMMITMENTS AND CONTINGENCIES
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
We do not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no repurchases during the three months ended March 31, 2020 as compared to one repurchase for $0.2 million during the three months ended March 31, 2019.
Swap Guarantees
We entered into agreements with four unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) directly with customers referred to them by us. Under the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction, only in the event that the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. Fees received for the guarantee of payment are accounted for in accordance with ASC 460 - Guarantees, and amortized over the life of the loan.
At March 31, 2020 and December 31, 2019, there were 202 and 172 variable-rate to fixed-rate swap transactions between the third-party financial institutions and our customers, respectively. The initial notional aggregate amount was approximately $1.0 billion at March 31, 2020 compared to $941.0 million at December 31, 2019. At March 31, 2020, maturities ranged from under 1 year to 15 years. The aggregate net market value of these swaps to the customers was a liability of $84.3 million at March 31, 2020 and a liability of $26.4 million at December 31, 2019. At March 31, 2020, 200 swaps, with a liability of $85.5 million, were in paying positions to a third party; however, none of our customers were in default of the swap agreements. There were no payments made by the Company under the agreements at both March 31, 2020 and December 31, 2019.
Unfunded Lending Commitments
At March 31, 2020 and December 31, 2019, the unfunded lending commitments were $4.3 million and $1.5 million, respectively. The balance at March 31, 2020 was determined using the CECL methodology, which included a $3.0 million adjustment to retained earnings at the time of adoption. A credit for unfunded lending commitments of $0.2 million was recognized during the three months ended March 31, 2020, and a provision for unfunded lending commitments of $0.2 million was recognized during the three months ended March 31, 2019.

18. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income includes unrealized gains and losses on available-for-sale investments, unrealized gains and losses on cash flow hedges, as well as unrecognized prior service costs, transition costs, and actuarial gains and losses on defined benefit pension plans. Changes to accumulated other comprehensive income are presented, net of tax, as a component of stockholders’ equity. Amounts that are reclassified out of accumulated other comprehensive income are recorded on the unaudited Consolidated Statement of Income either as a gain or loss.
Changes to accumulated other comprehensive income by component are shown, net of taxes, in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Total
Balance, December 31, 2019	$26,927	$468	$(3,317)	$(577)	$23,501
Other comprehensive income before reclassifications	46,036	—	36	1,585	47,657
Less: Amounts reclassified from accumulated other comprehensive income	(527)	(65)	(32)	—	(624)
Net current-period other comprehensive income (loss)	45,509	(65)	4	1,585	47,033
Balance, March 31, 2020	$72,436	$403	$(3,313)	$1,008	$70,534

Balance, December 31, 2018	$(14,553)	$779	$834	$(2,454)	$(15,394)
Other comprehensive income (loss) before reclassifications	17,265	(2)	(99)	630	17,794
Less: Amounts reclassified from accumulated other comprehensive income	(11)	(91)	(42)	—	(144)
Net current-period other comprehensive income (loss)	17,254	(93)	(141)	630	17,650
Balance, March 31, 2019	$2,701	$686	$693	$(1,824)	$2,256

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income as shown in the table below:

	Three Months Ended March 31,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2020	2019
Securities available for sale:
Realized gains on securities transactions	$(693)	$(15)	Securities gains, net
Income taxes	166	4	Income tax provision
Net of tax	$(527)	$(11)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(85)	$(120)	Interest and dividends on investment securities
Income taxes	20	29	Income tax provision
Net of tax	$(65)	$(91)
Amortization of Defined Benefit Pension items:
Prior service credits	$(19)	$(19)
Actuarial gains	(23)	(15)
Total before tax	$(42)	$(34)	Salaries, benefits and other compensation
Income taxes	10	(8)	Income tax provision
Net of tax	(32)	(42)
Total reclassifications	$(624)	$(144)

19. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time we enter into transactions with related parties, including, but not limited to, our officers and directors. These transactions are made on substantially the same terms and conditions, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to us. Any related party loans exceeding $0.5 million require review and approval by the Board of Directors. During the three months ended March 31, 2020 and 2019, there were no loans originated to related parties exceeding $0.5 million.
The outstanding balances of loans to related parties at March 31, 2020 and December 31, 2019 were $1.0 million at both periods. Total deposits from related parties at March 31, 2020 and December 31, 2019 were $4.7 million and $4.9 million, respectively. During the first quarter of 2020, new loans and credit line advances to related parties were less than $0.1 million and repayments were less than $0.1 million.
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
21. SUBSEQUENT EVENTS
The Company evaluated subsequent events in accordance with ASC Topic 855 and determined that the following qualifies as a non-recognized subsequent event:
Coronavirus Aid, Relief, and Economic Security (CARES) Act
On April 6, 2020, the Company began participating in the Paycheck Protection Program (PPP), a stimulus response to the potential economic impacts of COVID-19 that is backed by the U.S. Small Business Administration (SBA). During the second quarter of 2020, through the date of this Quarterly Report on Form 10-Q, the Company has submitted and received approvals for 4,732 applications for $971.2 million in PPP loans to our customers.
The Company is also providing a number of customer relief programs in its commercial and retail portfolios, such as payment deferrals or interest only payments on loans and leases. The CARES Act allows financial institutions to exclude eligible modifications from TDR reporting under its loan forbearance program. Eligible modification must be related to the COVID-19 pandemic, executed on a loan that was not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the national emergency or December 31, 2020. During the second quarter of 2020, through the date of this Quarterly Report on Form 10-Q, the Company modified approximately $2.2 billion of loans and leases to provide its customers this monetary relief.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). At $12.3 billion in assets and $21.1 billion in assets under management (AUM) and assets under administration (AUA), WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys a broader scope of permissible activities than most other types of financial institutions. A fixture in the community, we have been in operation for more than 188 years. In addition to our focus on stellar customer service, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
We have six consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), Christiana Trust Company of Delaware (Christiana Trust DE) and WSFS SPE Services, LLC. We also have one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has three wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), WSFS Investment Group, Inc. (WSFS Wealth Investments), and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance).
Our banking business had a total loan portfolio of $8.6 billion, as of March 31, 2020, which was funded primarily through commercial relationships and retail and customer generated deposits. We have built a $6.5 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank, and through acquisitions.
We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services through our branches and WSFS Mortgage. WSFS Mortgage is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions.
Our leasing business is conducted by NewLane Finance. NewLane Finance originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services in the U.S. Cash Connect® manages over $1.3 billion in total cash and services approximately 27,300 non-bank ATMs and approximately 3,700 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also operates 470 branded ATMs for the Bank, which has one of the largest branded ATM networks in our market.

Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Combined, these businesses had $21.1 billion of AUM and AUA at March 31, 2020. WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The institutional trust division of WSFS, WSFS Institutional Services, provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. The personal trust division of WSFS, Christiana Trust, provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.
As of March 31, 2020, we service our customers primarily from 116 offices located in Pennsylvania (54), Delaware (44), New Jersey, (16), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile app.

Recent Developments and Business Outlook
Our results during the first quarter of 2020 were significantly impacted by the COVID-19 pandemic's impact on the economic forecasts that drive the estimates for the provision for credit losses, particularly so under the Current Expected Credit Loss (CECL) method of accounting, which we adopted in the quarter. In addition, our results during the first quarter of 2020 include a full quarter of results from our acquisition of Beneficial Bancorp, Inc. (Beneficial) on March 1, 2019. Results during the first quarter of 2020 and other notable items include the following:
•WSFS adopted CECL, which considers forward-looking information when establishing reserves for credit losses.
•The COVID-19 pandemic resulted in acute deterioration in the economic forecast used in our CECL modeling, resulting in additional provision for credit losses of $56.6 million and an increase of $91.5 million to the allowance for credit losses.
•WSFS made a $3.0 million grant to the WSFS Community Foundation to address the impacts of COVID-19 on the communities we serve and provide long-term support for education, health and human services, and economic development in our communities.
•We recorded impairment charges on certain of our equity investments and on our servicing assets.
•There was an increase of $69.3 million in revolving line of credit draws impacted by COVID-19 and the anticipated future economic conditions.
For a discussion of additional risk factors relating to COVID-19, refer to "Item 1A. Risk Factors."
Subsequent to the three months ended March 31, 2020:
•The Company began participating in some of the regulatory relief programs offered as a result of the CARES Act passed during the first quarter of 2020. See "Recent Regulatory Developments" for further details.
•During March 2020, we began a phased approach to our retail office closures and our retail branch offices only accepted drive-thru services. During the second quarter of 2020, through the date of this Quarterly Report on Form 10-Q, nearly two-thirds of our retail offices were servicing customers. The retail office closures have not significantly impacted our financial condition and results of operations, as our customer deposits remain intact and the fees and costs associated with our customer deposits remain under normal business operations.
•On April 20, 2020, Cash Connect® expanded its ATM network by adding 87 ATMs to serve Delaware and the greater Philadelphia region. The number of owned and branded ATMs increased to approximately 560.

Looking ahead, the continuation of the economic effects of the COVID-19 outbreak and actions taken in response to it, including the impacts of loan forbearances and other provisions of the CARES Act and other federal and state measures, may adversely impact our business and results of operations and the operations of our borrowers, customers and business partners. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and may lead to an economic recession and/or a significant decrease in consumer confidence and business generally. The ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 may result in a material adverse effect to our business, financial condition and results of operations. For more information about these risks and uncertainties, see “Item 1A. Risk Factors.”
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Total assets increased $22.6 million to $12.3 billion at March 31, 2020 compared to December 31, 2019. These increases are primarily comprised of the following (in descending order of magnitude):
•Investment securities increased $103.9 million during the three months ended March 31, 2020 primarily due to $162.8 million in purchases and favorable market-value changes on available-for-sale securities of $59.9 million, primarily offset by repayments of $83.5 million and sales of $30.6 million.
•Cash and cash equivalents decreased $66.6 million, which primarily reflected a decline of $84.7 million from improved cash optimization at Cash Connect® due to an increase use of external funding sources to support the bailment, cash management and smart safe lines of business offset by changes in seasonality.
•Other assets decreased $15.1 million during the three months ended March 31, 2020 due to a reduction of our net deferred tax assets as a result of the favorable market-value changes on available-for-sale securities, as described above.
•Net loans, excluding loans held for sale, decreased $12.8 million which included a $35.9 million increase to our allowance for credit losses related to the adoption of CECL, an additional provision for credit losses of $56.6 million during the quarter due to the impact of the COVID-19 pandemic, and purposeful run-off of our legacy Beneficial portfolios offset by increases in the C&I, construction, small business leases and home equity installment loans. As part of our customer relief program in response to the COVID-19 pandemic, draws on existing revolving lines of credit increased by $69.3 million during the first quarter of 2020.
•Other investments increased $0.7 million during the three months ended March 31, 2020, primarily due to:
◦Unrealized gain on our investment in Visa Class B shares of $3.0 million as a result of observable market transactions; and
◦Impairment loss of $2.3 million on our investment in Spring EQ driven by the current economic climate.
Total liabilities increased $38.7 million to $10.4 billion during the three months ended March 31, 2020 compared to December 31, 2019. These increases are primarily comprised of the following (in descending order of magnitude):
•Total deposits increased by $122.5 million, primarily due to:
◦An increase of $85.3 million in customer funding. The ratio of loans to customer deposits was 90% at March 31, 2020 reflecting significant liquidity capacity; and
◦An increase of $37.2 million in brokered deposits.
•Federal funds purchased decreased $95.0 million due to the increase in customer funding, as described above.
For further information, see the Notes to the unaudited Consolidated Financial Statements.

Capital Resources
Share Repurchases: During the three months ended March 31, 2020, we repurchased $38.7 million, or 1,004,348 shares of common stock at an average price of $38.53 per share, completing our share repurchase program approved by the Board of Directors in the fourth quarter of 2018. During the first quarter of 2020, the Board of Directors approved a new share repurchase program authorizing the repurchase of 7,594,977 shares, or 15% of outstanding shares as of March 31, 2020; however, we have temporarily suspended all share repurchases until we have a clearer view of the impact of COVID-19 on our performance and financial condition.
Stockholders’ equity of WSFS decreased $15.7 million between December 31, 2019 and March 31, 2020. This decrease was primarily due to $38.7 million for share repurchases, a $30.4 million impact to retained earnings due to the adoption of CECL, as well as the payment of dividends on our common stock of $6.2 million, partially offset by $45.5 million from the effect of market-value changes on available-for-sale securities and $10.9 million of income attributable to WSFS for the three months ended March 31, 2020.
Our Board of Directors approved a quarterly cash dividend to $0.12 per share of common stock. This dividend will be paid on May 22, 2020 to stockholders of record as of May 8, 2020.
Book value per share of common stock was $36.23 at March 31, 2020, an increase of $0.35, or 1% from $35.88 at December 31, 2019. Tangible book value per share of common stock (a non-GAAP financial measure) was $25.06 at March 31, 2020, an increase of $0.21, or 1%, from $24.85 at December 31, 2019. We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP data should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."
The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of March 31, 2020:

	Consolidated Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$1,486,883	14.53%	$818,602	8.00%	$1,023,253	10.00%
WSFS Financial Corporation	1,421,975	13.87%	819,996	8.00%	1,024,995	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,372,355	13.41%	613,952	6.00%	818,602	8.00%
WSFS Financial Corporation	1,307,447	12.76%	614,997	6.00%	819,996	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,372,355	13.41%	460,464	4.50%	665,114	6.50%
WSFS Financial Corporation	1,242,447	12.12%	461,248	4.50%	666,247	6.50%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,372,355	11.85%	463,435	4.00%	579,293	5.00%
WSFS Financial Corporation	1,307,447	11.28%	463,837	4.00%	579,797	5.00%
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

As part of our adoption of CECL, we elected the Implementation and Transition of the Current Expected Credit Losses Methodology for Allowances and Related Adjustments to the Regulatory Capital Rule and Conforming Amendments to Other Regulations, which permits the Company to phase in the day-one adverse effects on regulatory capital that may result from the adoption of CECL over a three-year period. In addition, the final rule revises the agencies' regulatory capital rule, stress testing rules, and regulatory disclosure requirements to reflect CECL, and makes conforming amendments to other regulations that reference allowance for credit losses.
As shown in the table above, as of March 31, 2020, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, the Company separately held $28.4 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

As a result of the three-year period phase-in related to our CECL adoption, the impact (by bps) to our capital ratios were as follows:

	March 31, 2020
(Dollars in thousands)	As Reported	Proforma(1)	CECL Impact
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	14.53%	14.51%	0.02%
WSFS Financial Corporation	13.87%	13.86%	0.01%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	13.41%	13.49%	(0.08)%
WSFS Financial Corporation	12.76%	12.83%	(0.07)%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	13.41%	13.49%	(0.08)%
WSFS Financial Corporation	12.12%	12.20%	(0.08)%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	11.85%	11.90%	(0.05)%
WSFS Financial Corporation	11.28%	11.33%	(0.05)%
(1) Excludes the phase-in impact of CECL.

Liquidity
We manage our liquidity and funding needs through our Treasury function and our Asset/Liability Committee. We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. Also, liquidity risk management is a primary area of examination by the banking regulators.
Funding sources to support growth and meet our liquidity needs include cash from operations, retail deposit programs, loan repayments, FHLB borrowings, repurchase agreements, access to the Federal Reserve Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues, including the Paycheck Protection Act Liquidity Facility. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities, that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. We believe these sources are sufficient to meet our funding needs as well as maintain required and prudent levels of liquidity over the next twelve months.
During the three months ended March 31, 2020, cash and cash equivalents decreased $66.6 million to $505.1 million from $571.8 million as of December 31, 2019. Cash provided by operating activities was $62.4 million, primarily reflecting the cash impact of earnings offset by a $4.1 million increase in net activity for loans held for sale during the three months ended March 31, 2020. Cash used in investing activities was $119.6 million, which included net purchases of debt securities of $79.3 million offset by proceeds of $30.6 million from sales of debt securities, $59.2 million from increased lending activity and $12.9 million from net redemptions of FHLB stock. Cash used in financing activities was $9.5 million, primarily due to $95.0 million for repayment of federal funds purchased and $38.7 million for repurchases of common stock, as discussed above, offset by a $122.1 million net increase in deposits.

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
The following table shows our nonperforming assets and past due loans at the dates indicated, which presents the portfolio segment totals at the amortized cost in accordance with our adoption of CECL at March 31, 2020, and at the unpaid principal balance under the incurred loss methodology at December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Nonaccruing loans:
Commercial and industrial	$8,559	$11,031
Owner-occupied commercial	3,551	4,060
Commercial mortgages	1,311	1,626
Construction	—	—
Residential	3,731	4,490
Consumer	2,098	1,715
Total nonaccruing loans	19,250	22,922
Other real estate owned	4,825	2,605
Restructured loans(1)	14,070	14,281
Total nonperforming assets	$38,145	$39,808
Past due loans:
Commercial	$3,072	$2,968
Residential	118	437
Consumer (2)	11,159	12,745
Total past due loans	$14,349	$16,150
Ratio of allowance for credit losses to total loans and leases(3)	1.60%	0.56%
Ratio of nonaccruing loans to total gross loans and leases(4)	0.23	0.27
Ratio of nonperforming assets to total assets	0.31	0.32
Ratio of allowance for credit losses to nonaccruing loans	722	208
Ratio of allowance for credit losses to total nonperforming assets(5)	365	120
(1)Accruing loans only, which includes acquired nonimpaired loans. Nonaccruing Troubled Debt Restructurings (TDRs) are included in their respective categories of nonaccruing loans.
(2)Includes U.S. government guaranteed student loans with little risk of credit loss
(3)Represents amortized cost basis for loans, leases and HTM securities
(4)Total loans exclude loans held for sale and reverse mortgages.
(5)Excludes acquired impaired loans.
Nonperforming assets decreased $1.7 million between December 31, 2019 and March 31, 2020. This decrease was primarily the result of collection efforts which includes both continued monthly payments and a few larger payoffs. The ratio of nonperforming assets to total assets was relatively flat as compared to December 31, 2019.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Beginning balance	$39,808	$47,675
Additions	6,674	5,485
Collections	(5,604)	(2,627)
Transfers to accrual	—	(203)
Charge-offs	(2,733)	(1,064)
Ending balance	$38,145	$49,266
The timely identification of problem loans is a key element in our strategy to manage our loan portfolio. Problem loans are all criticized, classified and nonperforming loans and other real estate owned. Timely identification enables us to take appropriate action and accordingly, minimize losses. An asset review system established to monitor the asset quality of our loans and investments in real estate portfolios facilitates the identification of problem assets. In general, this system uses guidelines established by federal regulation.
In response to the COVID-19 pandemic, the CARES Act was enacted to provide certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. During the second quarter of 2020, through the date of this Quarterly Report on Form 10-Q, we modified approximately $2.2 billion of loans and leases to provide our customers this monetary relief. These modified loans are not reflected in our nonperforming assets described above as the CARES Act states that until the end of 2020 (unless the President terminates the COVID-19 emergency declaration sooner), financial institutions may elect to suspend the TDR accounting principles for loan modifications related to COVID-19.
INTEREST RATE SENSITIVITY

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. We rely primarily on our asset/liability structure to control interest rate risk.

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At March 31, 2020, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $291.8 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 105.76% at March 31, 2020 compared with 95.02% at December 31, 2019. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 2.38% at March 31, 2020 compared with (2.06)% at December 31, 2019.

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

The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	8.9%	18.80%	5.8%	18.97%
+200	5.9%	18.62%	4.0%	19.18%
+100	2.8%	18.14%	2.0%	19.23%
+50	1.3%	17.79%	1.0%	19.14%
+25	0.6%	17.59%	0.5%	19.06%
—	—%	17.38%	—%	18.97%
-25	(0.7)%	17.12%	(0.5)%	18.85%
-50	(2.1)%	16.82%	(0.9)%	18.72%
-100	(4.1)%	16.78%	(2.4)%	18.30%
'-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF
(1)The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)The economic value of equity ratio of the Company in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)Sensitivity indicated by a decrease of 200 and 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates in the periods presented.
We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

RESULTS OF OPERATIONS
For the three months ended March 31, 2020, net income was $10.9 million compared to $13.0 million for the three months ended March 31, 2019.
•Net interest income increased $32.8 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a full quarter impact of the Beneficial acquisition in the current quarter. See “Net Interest Income” for further information.
•Our provision for credit losses for the three months ended March 31, 2020 increased $49.0 million compared to the three months ended March 31, 2019, primarily due to the COVID-19 pandemic's impact on the economic forecast used in our CECL modeling. See “Provision/Allowance for Credit Losses” for further information.
•Noninterest income for the three months ended March 31, 2020 decreased $0.3 million compared to the three months ended March 31, 2019, primarily due to lower net unrealized gains of $0.7 million on our equity investments during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, offset by growth across most of our business lines with the full quarter impact of the Beneficial acquisition during the three months ended March 31, 2020. See “Noninterest (Fee) Income” for further information.
•Noninterest expense decreased $9.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, as net corporate development and restructuring costs related to our acquisition of Beneficial decreased by $29.6 million, partially offset by $9.4 million in other operating costs (which includes occupancy, equipment, data processing and operations expenses, and the contribution to WSFS Community Foundation) and $9.1 million of higher employee-related costs to support organic and merger-related growth. See “Noninterest Expense” for further information.

Net Interest Income
The following table provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended March 31,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial real estate loans	$2,808,867	$34,292	4.91%	$1,970,030	$26,604	5.48%
Residential loans	992,408	13,541	5.46	528,686	7,601	5.75
Commercial loans and leases	3,533,626	55,693	6.35	2,854,458	41,146	5.86
Consumer loans	1,130,223	14,935	5.31	842,543	11,468	5.52
Loans held for sale	69,884	741	4.26	20,482	298	5.90
Total loans and leases	8,535,008	119,202	5.62	6,216,199	87,117	5.69
Mortgage-backed securities(3)	1,959,637	13,219	2.70	1,437,159	10,466	2.91
Investment securities(3)	131,121	926	3.40	149,127	1,044	3.40
Other interest-earning assets	76,356	508	2.68	79,015	950	4.88
Total interest-earning assets	10,702,122	133,855	5.04%	7,881,500	99,577	5.14%
Allowance for credit losses	(85,055)			(40,433)
Cash and due from banks	139,836			107,845
Cash in non-owned ATMs	335,434			427,890
Bank-owned life insurance	30,154			35,058
Other noninterest-earning assets	1,037,033			687,316
Total assets	$12,159,524			$9,099,176
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,085,229	$1,897	0.37%	$1,383,088	$1,736	0.51%
Money market	2,152,986	4,090	0.76	1,647,032	3,840	0.95
Savings	1,574,215	1,744	0.45	947,170	871	0.37
Customer time deposits	1,305,432	5,655	1.74	972,458	3,264	1.36
Total interest-bearing customer deposits	7,117,862	13,386	0.76	4,949,748	9,711	0.80
Brokered certificates of deposit	230,423	1,251	2.18	213,675	1,231	2.34
Total interest-bearing deposits	7,348,285	14,637	0.80	5,163,423	10,942	0.86
Federal Home Loan Bank advances	170,058	830	1.96	403,961	2,590	2.60
Trust preferred borrowings	67,011	586	3.52	67,011	726	4.39
Senior debt	98,627	1,179	4.78	98,410	1,179	4.79
Other borrowed funds(4)	148,256	473	1.28	173,253	826	1.93
Total interest-bearing liabilities	7,832,237	17,705	0.91%	5,906,058	16,263	1.12%
Noninterest-bearing demand deposits	2,166,510			1,768,570
Other noninterest-bearing liabilities	326,185			262,004
Stockholders’ equity	1,835,501			1,162,591
Noncontrolling interest	(909)			(47)
Total liabilities and stockholders’ equity	$12,159,524			$9,099,176
Excess of interest-earning assets over interest-bearing liabilities	$2,869,885			$1,975,442
Net interest and dividend income		$116,150			$83,314
Interest rate spread			4.13%			4.02%
Net interest margin			4.38%			4.30%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

During the three months ended March 31, 2020, net interest income increased $32.8 million from the three months ended March 31, 2019 due to a full quarter impact of the Beneficial acquisition in the current quarter. Net interest margin was 4.38% for the first quarter of 2020, an 8 basis points increase compared to 4.30% for the first quarter of 2019 due to higher purchase accounting accretion partially offset by the significantly lower rate environment and expected margin compression due to Beneficial's lower-margin balance sheet.
Provision/Allowance for Credit Losses
During the three months ended March 31, 2020, we adopted the CECL method of accounting for loans and leases, and our held-to-maturity debt securities portfolio, which considers forward-looking information when establishing reserves for credit losses. We maintain the allowance for credit losses at an appropriate level based on our assessment of estimable and expected losses in the loan portfolio. Our allowance for credit losses is based on our historical loss experience that includes the inherent risk of our loans and various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations. Further, regional and national economic forecasts are considered in our expected credit losses. Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments.
For the three months ended March 31, 2020, the provision for credit losses increased $49.0 million for the three months ended March 31, 2019 to $56.6 million, primarily due to acute deterioration in the economic forecast used in our CECL models related to the COVID-19 pandemic.
The allowance for credit losses was $139.1 million at March 31, 2020 and $47.6 million at December 31, 2019. Of this increase, $35.9 million was due to our adoption of CECL as of January 1, 2020 and $56.6 million was due to the additional provision for credit losses during the three months ended March 31, 2020. The ratio of allowance for credit losses to total loans and leases was 1.60% at March 31, 2020 and 0.56% at December 31, 2019. The ratio of net charge-offs to average gross loans net of unearned income, which excludes loans held for sale and reverse mortgages, was 0.04% (annualized) and 0.22% at March 31, 2020 and December 31, 2019, respectively. The allowance for credit losses was 722% of nonaccruing loans at March 31, 2020, compared to 145% at March 31, 2019. See Note 8 to the unaudited Consolidated Financial Statements for further information.
Noninterest (Fee) Income
During the three months ended March 31, 2020, noninterest (fee) income was $40.8 million, a decrease of $0.3 million from $41.1 million during the three months ended March 31, 2019, and includes a decrease of $3.1 million in in the amount of net unrealized gain on equity investments, as described above. Excluding this decrease, noninterest income increased $2.9 million primarily due to increases of $1.4 million in mortgage banking activities, $0.9 million in deposit service charges, primarily due to the full quarter impact of our acquisition of Beneficial on March 1, 2019, and $0.7 million in net securities gains.
For further information, see Note 4 to the unaudited Consolidated Financial Statements.

Noninterest Expense
Noninterest expense for the three months ended March 31, 2020 was $88.5 million, a decrease of $9.1 million from $97.6 million for the three months ended March 31, 2019. Excluding a decrease of $29.6 million in net corporate development and restructuring costs related to our acquisition of Beneficial, and a $3.0 million contribution to the WSFS Community Foundation during the first quarter of 2020, noninterest expense increased $17.6 million from the three months ended March 31, 2019. This increase includes $9.1 million in salaries, benefits and other compensation, and $6.4 million of higher operating costs and occupancy costs, all supporting growth in our balance sheet and fee-based businesses and also reflects the full quarter impact of the Beneficial acquisition on March 1, 2019.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $1.3 million during the three months ended March 31, 2020 compared to income tax expense of $6.3 million for the same period in 2019.
Our effective tax rate was 10.9% for the three months ended March 31, 2020, compared to 32.6% during the same period in 2019. The effective tax rate for the three months ended March 31, 2020 decreased primarily due to nondeductible expenses associated with the acquisition of Beneficial incurred during the first quarter of 2019. Nondeductible acquisition costs of $8.2 million were recognized during the three months ended March 31, 2019 whereas none were incurred in the comparable period in 2020. In addition, we recognized $1.8 million in tax benefits during the three months ended March 31, 2020 related to tax law changes contained in the CARES Act (refer to "Recent Regulatory Developments") that was passed during the quarter, related to the ability to carry back certain acquired net operating losses to prior years where the statutory tax rate was higher than the current statutory tax rate. Finally, the tax benefit related to stock-based compensation activity during the three months ended March 31, 2020 pursuant to ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation (Topic 718), increased compared to the prior year. The tax benefit recognized during the three months ended March 31, 2020 was $0.2 million compared to $0.1 million for the comparable period in 2019.
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

Contractual Obligations
Our contractual obligations at March 31, 2020 did not significantly change from our contractual obligations at December 31, 2019, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

RECONCILIATION OF NON-GAAP MEASURE TO GAAP MEASURE
The following table provides a reconciliation of tangible book value per share of common stock to book value per share of common stock, the most directly comparable GAAP financial measure. We believe this measure helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.

(Dollars and share amounts in thousands, except per share amounts)	March 31, 2020	December 31, 2019
Stockholders’ equity	$1,834,594	$1,850,306
Less: Goodwill and other intangible assets	565,763	568,745
Tangible common equity (numerator)	$1,268,831	$1,281,561
Shares of common stock outstanding (denominator)	50,633	51,567
Book value per share of common stock	$36.23	$35.88
Goodwill and other intangible assets	11.17	11.03
Tangible book value per share of common stock	$25.06	$24.85

CRITICAL ACCOUNTING ESTIMATES
The preparation of the unaudited Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for credit losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2020, it is possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting estimates at March 31, 2020 did not significantly change from our critical accounting estimates at December 31, 2019, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.
Allowance for Credit Losses
We maintain an allowance for credit losses which represents our best estimate of expected losses in our financial assets, which include loans, leases and held-to-maturity debt securities. We establish our allowance in accordance with guidance provided in ASC 326, Financial Instruments – Credit Losses, as adopted on January 1, 2020. The allowance includes two primary components: (i) an allowance established on financial assets which share similar risk characteristics collectively evaluated for credit losses (collective basis), and (ii) an allowance established on financial assets which do not share similar risk characteristics with any loan segment and is individually evaluated for credit losses (individual basis).
We consider the determination of the allowance for credit losses to be critical because it requires significant judgment reflecting our best estimate of expected credit losses based on our historical loss experience, current conditions and economic forecasts. Our evaluation is based upon a continuous review of our financial assets, with consideration given to evaluations resulting from examinations performed by regulatory authorities. See Note 2 to the unaudited Consolidated Financial Statements for further discussion of the allowance for credit losses.

RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at March 31, 2020 did not significantly change from our recent regulatory developments at December 31, 2019, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.
Coronavirus Aid, Relief, and Economic Security (CARES) Act
On March 27, 2020, the CARES Act was enacted, providing wide ranging economic relief for individuals and businesses impacted by COVID-19.

On April 6, 2020, WSFS Bank began participating in the Paycheck Protection Program (PPP), a stimulus response to the potential economic impacts of COVID-19 that is backed by the U.S. Small Business Administration (SBA). On April 16, 2020, the SBA announced it reached the $349 billion level authorized by the CARES Act, and stopped accepting PPP applications. At the time of this announcement, the Company successfully completed over 2,200 applications in excess of $750.0 million in PPP loans to our customers.

On April 24, 2020, the President signed into law the Paycheck Protection Program and Health Care Enhancement Act, which supplements certain programs established by the CARES Act and provides additional funding for the PPP. As of the date of our filing, the Company has submitted and received approvals for 4,732 applications for $971.2 million in PPP loans to our customers. The Company remains focused on getting these applications completed and submitted as soon as possible.

The Company is also providing a number of customer relief programs in its commercial and retail portfolios, such as payment deferrals or interest only payments on loans and leases, disaster assistance, and waiving minimum deposit balance and direct deposit requirements as well as early withdrawal penalties for CDs or IRAs. Additionally, the Company is offering new lines of credit or increases to existing lines of credit, including an increase of $69.3 million in existing revolving line of credit draws at March 31, 2020, and increased remote deposit limits for those individuals and businesses impacted by COVID-19. During the second quarter of 2020, through the date of this Quarterly Report on Form 10-Q, the Company modified approximately $2.2 billion of loans and leases to provide our customers this monetary relief.

The CARES Act also provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company had such NOLs reflected on its balance sheet as a portion of its current tax receivables, which were previously valued at the federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. Consequently, effective March 31, 2020, the Company has revalued the benefit from its NOLs to reflect a 35% tax rate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The information required by this Item is incorporated herein by reference to the information provided in Item 2 Part I (Interest Rate Sensitivity) of this Quarterly Report on Form 10-Q.
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

(b)Changes in internal control over financial reporting. During the three months ended March 31, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which implemented certain changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. Many controls under the CECL methodology mirror controls under previous incurred loss impairment methodology. New controls were established over the review of economic forecasting projections obtained from an independent third party.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is incorporated herein by reference to the information provided in Note 20 – Legal and Other Proceedings to the unaudited Consolidated Financial Statements.

Item 1A. Risk Factors
There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, previously filed with the Securities and Exchange Commission, except noted as below.
The novel coronavirus (“COVID-19”) pandemic and the impact of actions to mitigate the spread of the virus could adversely affect our business, financial condition and results of operations.
COVID-19 has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including the declaration of a federal National Emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings; and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. Such measures have significantly contributed to rising unemployment and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve Board has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and the Main Street Lending Program. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Beginning April 6, 2020, we began processing loan applications under the Paycheck Protection Program created under the CARES Act. The Federal Reserve’s Main Street Lending Program will offer deferred principal and interest on 4-year loans to small and mid-sized businesses. All of the federal banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. We are also experiencing a high level of loan modifications under our deferred payment program. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain.
The economic effects of the COVID-19 outbreak have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and may lead to an economic recession and/or a significant decrease in consumer confidence and business generally. The continuation of these conditions caused by the outbreak, including the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, can be expected to adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events can be expected to, among other things:
•impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies and modifications to loans;
•impair the value of collateral securing loans (particularly with respect to real estate);
•impair the value of our assets, including our securities portfolio, goodwill and intangible assets;
•require an increase in our allowance for credit losses, particularly in light of our adoption of CECL in the first quarter of 2020;
•adversely affect the stability of our deposit base or otherwise impair our liquidity;
•reduce our revenues from fee-based services, including wealth management and the demand for our products and services;
•negatively impact our self-insurance healthcare costs;
•create stress on our operations and systems associated with our participation in the Paycheck Protection Program as a result of high demand and volume of applications;
•result in increased compliance risk as we become subject to new regulatory and other requirements associated with the Paycheck Protection Program and other new programs in which we participate;
•impair the ability of loan guarantors to honor commitments;
•negatively impact our regulatory capital ratios;
•negatively impact the productivity and availability of key personnel and other Associates necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions; and

•increase cyber and payment fraud risk, given increased online and remote activity, which may adversely affect the realization of the anticipated benefits of our Delivery Transformation initiative.
Prolonged measures by health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could further harm our business and those of our customers, in particular our small to medium sized business customers. Although we have business continuity plans and other safeguards in place, there is no assurance that they will be effective.
The ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 may result in a material adverse effect to our business, financial condition and results of operations and may heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2020.
During the fourth quarter of 2018, the Board of Directors of the Company approved a stock repurchase program that enables us to repurchase up to 3,136,978 shares of common stock after the closing of our acquisition of Beneficial, which occurred on March 1, 2019. Under the program, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The program is consistent with our intent to return a minimum of 25% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks. During the three months ended March 31, 2020, the Company repurchased 1,004,348 shares of common stock, completing the current repurchase program.

During the first quarter of 2020, the Board of Directors approved a new share repurchase program authorizing the repurchase of 7,594,977 shares, or 15% of outstanding shares as of March 31, 2020; however, we have temporarily suspended all share repurchases until we have a clearer view on the impact of COVID-19 to our performance.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	305,000	$42.22	305,000	699,588
February 1, 2020 - February 29, 2020	410,348	40.07	410,348	289,240
March 1, 2020 - March 31, 2020(1)	289,000	32.46	289,000	7,594,977
Total	1,004,348	38.53	1,004,348
(1)The current repurchase program was completed with a small number of shares remaining in the current authorization as it was not practical or meaningful to the Company to repurchase the remaining shares. The maximum number of shares that may yet be purchased under the plans or programs represents the new repurchase program approved by the Board of Directors during the first quarter of 2020.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2019.
3.2	Amended and Restated Bylaws of WSFS Financial Corporation is incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on November 21, 2014.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 8, 2020, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: May 8, 2020	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)