Form 10-Q
period 2020-06-30
WSFS FINANCIAL CORP
filed 2020-08-10
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 50,660,203 shares as of July 31, 2020.

WSFS FINANCIAL CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and exhibits hereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which the Company operates and in which its loans are concentrated, including possible declines in housing markets, an increase in unemployment levels and slowdowns in economic growth, including as a result of the novel coronavirus, or COVID-19, pandemic;
•possible additional loan losses and impairment of the collectability of loans, particularly as a result of the COVID-19 pandemic and the policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, including its automatic loan forbearance provisions and our Paycheck Protection Program (PPP) lending activities;
•the economic and financial impact of federal, state and local emergency orders and other actions taken in response to the COVID-19 pandemic;
•the Company’s level of nonperforming assets and the costs associated with resolving problem loans including litigation and other costs and complying with government-imposed foreclosure moratoriums;
•changes in market interest rates, which may increase funding costs and reduce earning asset yields and thus reduce margin;
•the impact of changes in interest rates and the credit quality and strength of underlying collateral and the effect of such changes on the market value of the Company’s investment securities portfolio;
•the credit risk associated with the substantial amount of commercial real estate, construction and land development and commercial and industrial loans in the Company's loan portfolio;
•the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations and potential expenses associated with complying with such regulations;
•the Company’s ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards and the effect of the transition to the Current Expected Credit Losses (CECL) methodology for allowances and related adjustments), including its ability to generate liquidity internally or raise capital on favorable terms;
•possible changes in trade, monetary and fiscal policies and stimulus programs, laws and regulations and other activities of governments, agencies, and similar organizations, and the uncertainty of the short- and long-term impacts of such changes;
•any impairments of the Company's goodwill or other intangible assets;
•conditions in the financial markets, including the destabilized economic environment caused by the COVID-19 pandemic, that may limit the Company’s access to additional funding to meet its liquidity needs;
•the intention of the United Kingdom's Financial Conduct Authority (FCA) to cease support of London Inter-Bank Offered Rate (LIBOR) and the transition to an alternative reference interest rate;
•the success of the Company's growth plans, including its plans to grow the commercial small business leasing portfolio and residential mortgage, small business and Small Business Administration (SBA) portfolios following the acquisition of Beneficial Bancorp, Inc. (Beneficial);
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
•the Company's reliance on third parties for certain important functions, including the operation of its core systems, and any failures by such third parties;
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
•the effects of regional or national civil unrest (including any resulting branch or ATM closures or damage);
•possible changes in the speed of loan prepayments by the Company’s Customers and loan origination or sales volumes;
•possible changes in the speed of prepayments of mortgage-backed securities due to changes in the interest rate environment, particularly as a result of the COVID-19 pandemic, and the related acceleration of premium amortization on prepayments in the event that prepayments accelerate;
•regulatory limits on the Company’s ability to receive dividends from its subsidiaries and pay dividends to its stockholders;
•any reputation, credit, interest rate, market, operational, litigation, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above; and
•other risks and uncertainties, including those discussed in other documents filed by the Company with the Securities and Exchange Commission (SEC) from time to time.
The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. The Company disclaims any duty to revise or update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company for any reason, except as specifically required by law.

As used in this Quarterly Report on Form 10-Q, the terms “WSFS”, “the Company”, “registrant”, “we”, “us”, and “our” mean WSFS Financial Corporation and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

Cash Connect® is the Company's registered trademark. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in thousands, except per share and share data)	(Unaudited)
Interest income:
Interest and fees on loans and leases	$112,260	$129,001	$231,462	$216,118
Interest on mortgage-backed securities	12,549	12,229	25,768	22,695
Interest and dividends on investment securities:
Taxable	102	31	117	50
Tax-exempt	907	999	1,818	2,024
Other interest income	65	643	573	1,593
	125,883	142,903	259,738	242,480
Interest expense:
Interest on deposits	9,832	16,123	24,469	27,065
Interest on Federal Home Loan Bank advances	625	806	1,455	3,396
Interest on senior debt	1,180	1,180	2,359	2,359
Interest on federal funds purchased	1	805	471	1,592
Interest on trust preferred borrowings	484	717	1,070	1,443
Interest on other borrowings	5	40	8	79
	12,127	19,671	29,832	35,934
Net interest income	113,756	123,232	229,906	206,546
Provision for credit losses	94,754	12,195	151,400	19,849
Net interest income after provision for credit losses	19,002	111,037	78,506	186,697
Noninterest income:
Credit/debit card and ATM income	9,306	13,677	20,665	25,192
Investment management and fiduciary income	10,929	10,382	21,891	20,529
Deposit service charges	4,175	6,103	9,822	10,849
Mortgage banking activities, net	8,494	2,846	11,965	4,938
Loan and lease fee income	1,097	650	2,216	1,535
Securities gains, net	1,908	63	2,601	78
Unrealized (losses) gains on equity investments, net	(11)	1,033	657	4,831
Realized gain on sale of equity investment	22,052	—	22,052	—
Bank owned life insurance income	445	383	420	600
Other income	5,980	7,734	12,933	15,441
	64,375	42,871	105,222	83,993
Noninterest expense:
Salaries, benefits and other compensation	48,757	48,550	94,103	84,755
Occupancy expense	8,296	8,810	15,962	15,177
Equipment expense	5,759	5,444	10,723	9,433
Data processing and operations expenses	3,061	3,731	6,139	6,319
Professional fees	4,423	2,915	9,023	4,787
Marketing expense	1,215	1,947	2,166	3,537
FDIC expenses	305	1,042	251	1,662
Loan workout and other credit costs	4,587	1,419	5,040	1,690
Corporate development expense	2,801	13,946	4,142	40,573
Restructuring expense	—	1,881	—	6,243
Other operating expense	14,231	18,163	34,382	31,264
	93,435	107,848	181,931	205,440
(Loss) income before taxes	(10,058)	46,060	1,797	65,250
Income tax (benefit) provision	(2,247)	10,091	(959)	16,351
Net (loss) income	$(7,811)	$35,969	$2,756	$48,899
Less: Net loss attributable to noncontrolling interest	(700)	(231)	(1,060)	(324)
Net (loss) income attributable to WSFS	$(7,111)	$36,200	$3,816	$49,223
(Loss) earnings per share:
Basic	$(0.14)	$0.68	$0.08	$1.07
Diluted	$(0.14)	$0.68	$0.07	$1.06
Weighted average shares of common stock outstanding:
Basic	50,655,154	53,253,455	50,870,735	46,103,264
Diluted	50,655,154	53,516,000	50,910,790	46,438,173

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in thousands)	(Unaudited)		(Unaudited)
Net (loss) income	$(7,811)	$35,969	$2,756	$48,899
Less: Net loss attributable to noncontrolling interest	(700)	(231)	(1,060)	(324)
Net (loss) income attributable to WSFS	(7,111)	36,200	3,816	49,223
Other comprehensive income:
Net change in unrealized gains on investment securities available-for-sale
Net unrealized gains arising during the period, net of tax expense of $1,169, $6,289, $15,707 and $11,831, respectively	3,703	19,591	49,739	36,856
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $458, $15, $624, and $19, respectively	(1,450)	(48)	(1,977)	(59)
	2,253	19,543	47,762	36,797
Net change in securities held-to-maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $18, $27, $38, and $56, respectively	(57)	(84)	(122)	(177)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain (loss), prior service cost and transition obligation, net of tax benefit of $8, $8, $7, and $17, respectively	(26)	(34)	(22)	(175)
Pension settlement, net of tax expense of $67, $0, $67, and $0, respectively	212	—	212	—
	186	(34)	190	(175)
Net change in cash flow hedge
Net unrealized (loss) gain arising during the period, net of tax (benefit) expense of $(8), $323, $493, and $525, respectively	(25)	1,007	1,560	1,637
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $35, $0, $35, and $0, respectively	(111)	—	(111)	—
	(136)	1,007	1,449	1,637
Total other comprehensive income	2,246	20,432	49,279	38,082
Total comprehensive (loss) income	$(4,865)	$56,632	$53,095	$87,305
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020	December 31, 2019
(Dollars in thousands, except per share and share data)	(Unaudited)
Assets:
Cash and due from banks	$583,221	$164,021
Cash in non-owned ATMs	360,969	407,524
Interest-bearing deposits in other banks including collateral of $11,110 at June 30, 2020 and $0 December 31, 2019, respectively	11,577	207
Total cash and cash equivalents	955,767	571,752
Investment securities, available-for-sale (amortized cost of $2,097,114 at June 30, 2020 and $1,909,483 at December 31, 2019	2,195,389	1,944,914
Investment securities, held-to-maturity, net of allowance for credit losses of $8 at June 30, 2020 (fair value $132,198 at June 30, 2020 and $136,625 at December 31, 2019)	127,601	133,601
Other investments	10,211	70,046
Loans, held for sale at fair value	109,453	83,872
Loans and leases, net of allowance for credit losses of $232,192 at June 30, 2020 and $47,576 at December 31, 2019	9,120,288	8,424,464
Bank owned life insurance	30,391	30,294
Stock in Federal Home Loan Bank of Pittsburgh at cost	9,772	21,097
Other real estate owned	4,153	2,605
Accrued interest receivable	53,222	38,094
Premises and equipment	99,320	104,465
Goodwill	472,828	472,828
Intangible assets	89,687	95,917
Other assets	295,275	262,353
Total assets	$13,573,357	$12,256,302
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$3,188,046	$2,189,573
Interest-bearing	7,874,454	7,397,284
Total deposits	11,062,500	9,586,857
Federal funds purchased	—	195,000
Federal Home Loan Bank advances	106,395	112,675
Trust preferred borrowings	67,011	67,011
Senior debt	98,714	98,605
Other borrowed funds	23,673	15,997
Accrued interest payable	6,049	3,103
Other liabilities	387,221	327,563
Total liabilities	11,751,563	10,406,811
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 57,533,236 at June 30, 2020 and 57,435,658 at December 31, 2019	576	575
Capital in excess of par value	1,050,678	1,049,064
Accumulated other comprehensive income	72,780	23,501
Retained earnings	878,585	917,377
Treasury stock at cost, 6,873,120 shares at June 30, 2020 and 5,868,772 shares at December 31, 2019	(178,950)	(140,211)
Total stockholders’ equity of WSFS	1,823,669	1,850,306
Noncontrolling interest	(1,875)	(815)
Total stockholders' equity	1,821,794	1,849,491
Total liabilities and stockholders' equity	$13,573,357	$12,256,302

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Six Months Ended June 30, 2020
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2019	57,435,658	$575	$1,049,064	$23,501	$917,377	$(140,211)	$1,850,306	$(815)	$1,849,491
Cumulative change in accounting principle (Note 2)	—	—	—	—	(30,368)	—	(30,368)	—	(30,368)
Balance, January 1, 2020 (as adjusted for change in accounting principle)	57,435,658	575	1,049,064	23,501	887,009	(140,211)	1,819,938	(815)	1,819,123
Net income (loss)	—	—	—	—	3,816	—	3,816	(1,060)	2,756
Other comprehensive income	—	—	—	49,279	—	—	49,279	—	49,279
Cash dividend, $0.24 per share	—	—	—	—	(12,240)	—	(12,240)	—	(12,240)
Issuance of common stock including proceeds from exercise of common stock options	97,578	1	990	—	—	—	991	—	991
Stock-based compensation expense	—	—	1,294	—	—	—	1,294	—	1,294
Repurchases of common shares (1)	—	—	(670)	—	—	(38,739)	(39,409)	—	(39,409)
Balance, June 30, 2020	57,533,236	$576	$1,050,678	$72,780	$878,585	$(178,950)	$1,823,669	$(1,875)	$1,821,794

	Three Months Ended June 30, 2020
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2020	57,506,298	$576	$1,050,658	$70,534	$891,776	$(178,950)	$1,834,594	$(1,175)	$1,833,419
Net income (loss)	—	—	—	—	(7,111)	—	(7,111)	(700)	(7,811)
Other comprehensive income	—	—	—	2,246	—	—	2,246	—	2,246
Cash dividend, $0.12 per share	—	—	—	—	(6,080)	—	(6,080)	—	(6,080)
Issuance of common stock including proceeds from exercise of common stock options	26,938	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	690	—	—	—	690	—	690
Repurchases of common shares (1)	—	—	(670)	—	—	—	(670)	—	(670)
Balance, June 30, 2020	57,533,236	$576	$1,050,678	$72,780	$878,585	$(178,950)	$1,823,669	$(1,875)	$1,821,794
(1)Repurchase of common stock includes 1,004,348 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 22,531 shares withheld to cover tax liabilities.

	Six Months Ended June 30, 2019
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2018	56,926,978	$569	$349,810	$(15,394)	$791,031	$(305,096)	$820,920	$—	$820,920
Net income (loss)	—	—	—	—	49,223	—	49,223	(324)	48,899
Other comprehensive income	—	—	—	38,082	—	—	38,082	—	38,082
Cash dividend, $0.23 per share	—	—	—	—	(9,857)	—	(9,857)	—	(9,857)
Issuance of common stock including proceeds from exercise of common stock options	312,705	4	4,123	—	—	—	4,127	—	4,127
Re-issuance of treasury stock in connection with the Beneficial merger and related items	—	—	687,897	—	—	262,071	949,968	101	950,069
Stock-based compensation expense	—	—	1,235	—	—	—	1,235	—	1,235
Repurchases of common shares (1)	—	—	—	—	—	(17,087)	(17,087)	—	(17,087)
Balance, June 30, 2019	57,239,683	$573	$1,043,065	$22,688	$830,397	$(60,112)	$1,836,611	$(223)	$1,836,388

	Three Months Ended June 30, 2019
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2019	56,941,493	$569	$1,038,494	$2,256	$800,511	$(52,078)	$1,789,752	$(75)	$1,789,677
Net income (loss)	—	—	—	—	36,200	—	36,200	(231)	35,969
Other comprehensive income	—	—	—	20,432	—	—	20,432	—	20,432
Cash dividend, $0.12 per share	—	—	—	—	(6,406)	—	(6,406)	—	(6,406)
Issuance of common stock including proceeds from exercise of common stock options	298,190	4	3,886	—	—	—	3,890	—	3,890
Beneficial merger and related items	—	—	—	—	92	—	92	83	175
Stock-based compensation expense	—	—	685	—	—	—	685	—	685
Repurchases of common shares (2)	—	—	—	—	—	(8,034)	(8,034)	—	(8,034)
Balance, June 30, 2019	57,239,683	$573	$1,043,065	$22,688	$830,397	$(60,112)	$1,836,611	$(223)	$1,836,388
(1)Repurchase of common stock includes 271,340 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 132,993 shares repurchased to cover taxes due on the consideration transferred in the Beneficial acquisition related to the vesting of unrestricted Beneficial stock awards.
(2)Repurchase of common stock includes 193,888 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
(Dollars in thousands)	(Unaudited)
Operating activities:
Net income	$2,756	$48,899
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	151,400	19,849
Depreciation of premises and equipment, net	7,933	7,203
(Accretion) amortization of fees and discounts, net	(27,442)	24,079
Amortization of intangible assets	5,528	5,658
Amortization of right of use lease asset	6,356	12,982
Decrease in operating lease liability	(7,008)	(4,405)
Income from mortgage banking activities, net	(11,965)	(4,938)
Gain on sale of securities, net	(2,601)	(78)
Loss on sale of other real estate owned and valuation adjustments, net	10	63
Stock-based compensation expense	1,294	1,235
Unrealized gain on equity investments, net	(657)	(4,831)
Realized gain on sale of equity investment	(22,052)	—
Deferred income tax (benefit) expense	(38,596)	1,205
Increase in accrued interest receivable	(15,128)	(1,284)
(Increase) decrease in other assets	(3,743)	23,060
Origination of loans held for sale	(404,036)	(190,508)
Proceeds from sales of loans held for sale	377,786	154,508
Increase in accrued interest payable	2,946	5,164
Increase (decrease) in other liabilities	59,651	(3,411)
Increase in value of bank owned life insurance	(97)	(632)
Increase in capitalized interest, net	(1,909)	(1,808)
Net cash provided by operating activities	$80,426	$92,010
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	9,675	8,235
Sale of investment securities available-for-sale	109,605	602,432
Purchases of investment securities available-for-sale	(535,146)	(619,652)
Repayments of investment securities available-for-sale	232,426	90,009
Net proceeds from sale of Visa Class B shares	85,850	—
Proceeds from bank-owned life insurance surrender	—	59,711
Net (increase) decrease in loans	(839,620)	(20,646)
Net cash from business combinations	—	76,072
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(145,399)	(95,750)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	156,724	122,317
Sales of other real estate owned	875	1,610
Investment in premises and equipment	(2,830)	(5,510)
Sales of premises and equipment	45	71
Net cash (used in) provided by investing activities	$(927,795)	$218,899

	Six Months Ended June 30,
	2020	2019
(Dollars in thousands)	(Unaudited)
Financing activities:
Net increase (decrease) in demand and saving deposits	$1,580,924	$(75,871)
(Decrease) increase in time deposits	(128,170)	25,640
Increase (decrease) in brokered deposits	30,568	(81,028)
Receipts from FHLB advances	5,037,296	23,341,156
Repayments of FHLB advances	(5,043,576)	(23,553,946)
Receipts from federal funds purchased	8,025,475	15,056,950
Repayments of federal funds purchased	(8,220,475)	(15,099,925)
Dividends paid	(12,240)	(9,857)
Issuance of common stock and exercise of common stock options	991	4,127
Purchase of common stock	(39,409)	(17,087)
Net cash provided by (used in) financing activities	$1,231,384	$(409,841)
Increase (decrease) in cash and cash equivalents	384,015	(98,932)
Cash and cash equivalents at beginning of period	571,752	620,757
Cash and cash equivalents at end of period	$955,767	$521,825
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,886	$30,771
Income taxes	3,610	15,987
Non-cash information:
Loans transferred to other real estate owned	2,503	2,098
Loans transferred to portfolio from held-for-sale at fair value	11,065	14,846
Fair value of assets acquired, net of cash received	—	5,033,367
Fair value of liabilities assumed	—	5,109,931
Impact of ASC 842 Adoption:
Right of use asset	—	121,288
Lease liability	—	(132,346)
Impact of ASC 326 Adoption (Note 2):
Allowance for credit losses on held-to-maturity debt securities	(8)	—
Allowance for credit losses on loans and leases	(35,855)	—
Deferred tax assets	8,461	—
Allowance for credit losses on unfunded lending commitments	(2,966)	—
Retained earnings	30,368	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (the Company or WSFS), Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), WSFS Wealth Management, LLC (Powdermill), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), Christiana Trust Company of Delaware (Christiana Trust DE) and WSFS SPE Services, LLC. The Company also has one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has three wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), WSFS Investment Group, Inc. (WSFS Wealth Investments), and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance).
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). The Company provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. The core banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to personal and corporate customers. The Federal Deposit Insurance Corporation (FDIC) insures the customers’ deposits to their legal maximums. The Company serves its customers primarily from 115 offices located in Pennsylvania (54), Delaware (43), New Jersey (16), Virginia (1) and Nevada (1), its ATM network, website at www.wsfsbank.com and mobile app. Information on the website is not incorporated by reference into this Quarterly Report on Form 10-Q.
The Company's leasing business is conducted by NewLane Finance. NewLane Finance originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas.
Basis of Presentation
In preparing the unaudited Consolidated Financial Statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Amounts subject to significant estimates include the allowance for credit losses (including loans and leases held for investment, investment securities available-for-sale and held-to-maturity), lending-related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and income taxes. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets, the establishment of additional allowance and lending-related commitment reserves as well as increased post-retirement benefits expense.
The Company's accounting and reporting policies conform to Generally Accepted Accounting Principles in the U.S. (GAAP), prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Certain prior period amounts have been reclassified to conform with current period presentation. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2020. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Annual Report on Form 10-K) that was filed with the SEC on March 2, 2020 and is available at www.sec.gov or on the website at www.wsfsbank.com. All significant intercompany accounts and transactions were eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2019 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at June 30, 2020, except as described below:
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
Allowance for Credit Losses - Loans and Leases
The Company establishes its allowance in accordance with guidance provided in ASC 326, Financial Instruments - Credit Losses. The allowance for credit losses includes quantitative and qualitative factors that comprise management's current estimate of expected credit losses, including the Company's portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to reasonable and supportable forecasts about future economic conditions, prepayment speeds, and qualitative adjustment factors.
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
Expected credit losses are estimated over the contractual term, adjusted for expected prepayments and recoveries. The contractual term excludes any extensions, renewals and modifications unless the Company has reasonable expectations at the reporting date that it will result in a troubled debt restructuring (TDR) or they are not unconditionally cancellable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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
The Company uses a third-party economic forecast to adjust the calculated historical loss rates of the portfolio segments. The Company's economic forecast extends out 6 quarters (the forecast period) and reverts to the historical loss rates on a straight-line basis over 4 quarters (the reversion period) as it believes this to be reasonable and supportable in the current environment. The economic forecast and reversion periods will be evaluated periodically by the Company and updated as appropriate.
The historical loss rates for commercial loans are estimated by determining the probability of default (PD) and expected loss given default (LGD). The probability of default is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for retail loans is calculated based solely on average net loss rates over the same look-back period. The current look-back period is 38 quarters which ensures historical loss rates are adequately considering losses within a full credit cycle.
Loans that do not share similar risk characteristics with any loan segments are evaluated on an individual basis. These loans, which may include TDRs, are not included in the collective basis evaluation. When it is probable the Company will not collect all principal and interest due according to their contractual terms, which is assessed based on the credit characteristics of the loan and/or payment status, these loans are individually reviewed and measured for potential credit loss.
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
These factors are based on their relative standing compared to the period in which historical losses are used in quantitative reserve estimates and current directional trends, and reasonable and supportable forecasts. Qualitative factors in the model can add to or subtract from quantitative reserves.
The Company's loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review the Company's loan ratings and allowance for credit losses and the Bank's internal loan review department performs loan reviews.
Accrued interest receivable on loans is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Statements of Financial Condition.
For additional detail regarding the allowance for credit losses and the provision for credit losses, see Note 7.
Past Due and Nonaccrual Loans
Past due loans are defined as loans contractually past due 30 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.
Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on the Company’s assessment of the ultimate collectability of principal and interest. Loans are returned to accrual status when the Company assesses that the borrower has the ability to make all principal and interest payments in accordance with the terms of the loan (i.e. a consistent repayment record, generally six consecutive payments, has been demonstrated).
Unless loans are well-secured and collection is imminent, for loans greater than 90 days past due their respective reserves are generally charged off once the loss has been confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.
A loan, for which the terms have been modified resulting in a concession to the borrower experiencing financial difficulty, is considered a TDR. Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance demonstrated, as noted above, and repayment is reasonably assured.
On March 27, 2020, the CARES Act was signed into law, which allows financial institutions to exclude eligible loan modifications from TDR reporting under its loan forbearance program. Eligible modifications must be related to the COVID-19 pandemic, executed on a loan that was not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the national emergency or December 31, 2020. Management has elected to account and report eligible modifications under the provisions of the CARES Act.
For additional detail regarding past due and nonaccrual loans, see Note 7.

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
The Company's investment portfolio is reviewed each quarter for indications of potential credit losses. Refer to the respective held-to-maturity and available-for-sale debt securities sections for management's discussion of the allowance for credit loss for each portfolio.
Allowance for Credit Losses - Held-to-Maturity Debt Securities
The Company follows Accounting Standards Codification (ASC) 326-20, Financial Instruments - Credit Loss - Measured at Amortized Cost, to measure expected credit losses on held-to-maturity debt securities on a collective basis by security investment grade. The estimate of expected credit losses considers historical credit loss information adjusted by a security's credit rating.
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
Allowance for Credit Losses - Available-for-Sale Debt Securities
The Company follows ASC 326-30, Financial Instruments - Credit Loss - Available-for-Sale Debt Securities, which provides guidance related to the recognition of and expanded disclosure requirements for expected credit losses on available-for-sale debt securities. For available-for-sale debt securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is reduced to fair value and recognized as a reduction to Noninterest income in the Consolidated Statements of Income.
For debt securities available-for-sale which the Company does not intend to sell, or it is not likely the security would be required to be sold before recovery, it evaluates whether a decline in fair value has resulted from credit losses or other adverse factors, such as a change in the security's credit rating. In assessing whether a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance is recorded, limited to the fair value of the security.

The Company performs this analysis on a quarterly basis to review the conditions and risks associated with the individual securities. Credit losses on an impaired security shall continue to be measured using the present value of expected future cash flows. Any impairment not recorded through an allowance for credit loss is included in other comprehensive income (loss), net of the tax effect. The Company is required to use its judgment in determining impairment in certain circumstances.
For additional detail regarding debt securities, see Note 5.
Unfunded Lending Commitments
For unfunded lending commitments, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the probability of default and utilization rate at default to calculate expected credit losses on commitments expected to be funded based on historical losses.
The allowance for credit losses for off-balance sheet exposures is included in Other liabilities on the Consolidated Statements of Financial Condition and the provision for credit losses for off-balance sheet exposure is included in Loan workout and other credit costs on the Consolidated Statements of Income.
For additional detail regarding the allowance for credit losses and the provision for credit losses, see Note 16.

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2020
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 replaces the incurred loss impairment methodology with the current expected credit losses (CECL) methodology which requires management consideration and judgment of a broader range of information to determine credit loss estimates.
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, clarifying that operating lease receivables are not within the scope of Topic 326. In December 2018, federal regulators issued a final rule related to regulatory capital and CECL (Regulatory Capital Rule: Implementation and Transition of the Current Expected Credit Losses Methodology for Allowances and Related Adjustments to the Regulatory Capital Rule and Conforming Amendments to Other Regulations), intended to provide regulatory capital relief for entities transitioning to CECL. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, providing entities the option to irrevocably elect the fair value option on eligible financial instruments, which excluded held-to-maturity debt securities. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, clarifying guidance on expected recoveries for purchased credit deteriorated financial assets, accrued interest receivable and collateral maintenance provisions and providing transition relief for troubled debt restructurings. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments, clarifying the contractual term of a net investment in a lease and the requirement to establish an allowance for credit loss when an entity regains control of sold financial assets.
While the CARES Act provided an option to defer implementation of the CECL methodology, the Company adopted this guidance on January 1, 2020, using the modified retrospective approach for financial assets recorded at amortized cost with the exception of purchase credit deteriorated (PCD) assets, which were previously classified as purchase credit impaired (PCI) accounted for under ASC 310-30, adopted using the prospective approach. The cumulative effect of the adoption resulted in a $30.4 million decrease to the beginning balance of retained earnings as of January 1, 2020. Results and disclosures for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. For further details on the impact of the adoption, accounting policies, elections, and practical expedients applied, see updated Significant Accounting Policies and CECL disclosures throughout the Notes to the Consolidated Financial Statements.

The following table illustrates the impact of ASC 326 on loans, leases, purchased financial assets, debt securities, other assets and unfunded lending commitments compared to the incurred loss approach, as disclosed prior to adoption on January 1, 2020.

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
ASU No. 2018-13, Fair Value Measurement Disclosure Framework: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework, which amended ASC 820 - Fair Value Measurement. The new guidance modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements for fair value measurements. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption is required on either a prospective or retrospective basis, depending on the amendment. The Company adopted this standard on January 1, 2020. See Note 13 for changes to financial statement disclosures resulting from the adoption of this standard.
ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plans-General (Topic 715): In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plans-General (Topic 715) which applies to all employers that provide defined benefit pension or other postretirement benefit plans for their employees. The new guidance modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements to financial statement users. The guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. Use of the retrospective method is required. The Company early adopted this standard on January 1, 2020. See Note 11 for changes to financial statement disclosures resulting from the adoption of this standard.
ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350). The new guidance provided clarity on capitalizing and expensing implementation costs for cloud computing arrangements in a service contract. If an implementation cost is capitalized, the cost should be recognized over the noncancellable term and periodically assessed for impairment. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption can be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this standard on January 1, 2020, on a prospective basis with no impact to the Consolidated Financial Statements at the time of adoption.

ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments: In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The new guidance amended ASU 2016-13 to address topics related to accrued interest receivables, recoveries, disclosures, and provides certain other clarifications. The new guidance also amended ASU 2017-12 to provide clarification on certain hedge accounting topics and transition requirements. Lastly, the new guidance amended ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities, to add clarifying guidance when using the measurement alternative under ASC 820, among certain other clarifications. The guidance is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. Adoption is required on a prospective, modified-retrospective or retrospective basis, depending on the amendment. The Company included the amendments related to ASU 2016-13 as part of its CECL guidance implementation and adoption at January 1, 2020. The Company adopted other amendments within this guidance on January 1, 2020 with no impact to the Consolidated Financial Statements at the time of adoption.

Accounting Guidance Pending Adoption at June 30, 2020

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

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Bailment fees	$3,080	$6,908	$8,161	$13,807
Interchange fees	5,631	6,452	11,247	10,839
Other card and ATM fees	595	317	1,257	546
Total credit/debit card and ATM income	$9,306	$13,677	$20,665	$25,192
Credit/debit card and ATM income is composed of bailment fees, interchange fees, and other card and ATM fees are earned from bailment arrangements with customers. Bailment arrangements are legal relationships in which property is delivered to another party without a transfer of ownership. The party who transferred the property (the bailor) retains ownership interest of the property. In the event that the bailee files for bankruptcy protection, the property is not included in the bailee's assets. The bailee pays an agreed-upon fee for the use of the bailor's property in exchange for the bailor allowing use of the assets at the bailee's site. Bailment fees are earned from cash that is made available for customers' use at an offsite location, such as cash located in an ATM at a customer's place of business. These fees are typically indexed to a market interest rate. This revenue stream generates fee income through monthly billing for bailment services.
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Trust fees	$7,308	$6,685	$14,262	$13,250
Wealth management and advisory fees	3,621	3,697	7,629	7,279
Total investment management and fiduciary income	$10,929	$10,382	$21,891	$20,529
Investment management and fiduciary income is composed of trust fees and wealth management and advisory fees. Trust fees are based on revenue earned from custody, escrow and trustee services on structured finance transactions; indenture trustee, administrative agent and collateral agent services to institutions and corporations; commercial domicile and independent director services; and investment and trustee services to families and individuals across the U.S. Most fees are flat fees, except for a portion of personal and corporate trustee fees where the Company earns a percentage on the assets under management. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for services provided.
Wealth management and advisory fees consists of fees from West Capital, Cypress, Powdermill and WSFS Wealth Investments. Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage. The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through quarterly and annual billing for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Service fees	$2,919	$3,179	$6,130	$5,895
Return and overdraft fees	1,134	2,696	3,466	4,544
Other deposit service fees	122	228	226	410
Total deposit service charges	$4,175	$6,103	$9,822	$10,849
Deposit service charges includes revenue earned from core deposit products, certificates of deposit, and brokered deposits. The Company generates fee revenues from deposit service charges primarily through service charges and overdraft fees. Service charges consist primarily of monthly account maintenance fees, cash management fees, foreign ATM fees and other maintenance fees. All of these revenue streams generate fee income through service charges for monthly account maintenance and similar items, transfer fees, late fees, overlimit fees, and stop payment fees. Revenue is recorded at the time of the transaction.
Other income
The following table presents the components of other income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Managed service fees	$3,724	$3,624	$7,755	$6,566
Currency preparation	919	851	1,759	1,590
ATM loss protection	571	652	1,218	1,280
Miscellaneous products and services	766	2,607	2,201	6,005
Total other income	$5,980	$7,734	$12,933	$15,441
Other income consists of managed service fees, which are primarily courier fees related to cash management, currency preparation, ATM loss protection and other miscellaneous products and services offered by the Bank. These fees are primarily generated through monthly billings or at the time of the transaction. Miscellaneous products and services include gains from the sale of SBA loans, which were higher during the three and six months ended June 30, 2019, and a non-recurring transfer of client accounts to a departing Wealth investment advisor in accordance with the buy-out provisions of the advisor's contract, which occurred during the six months ended June 30, 2019.
Arrangements with multiple performance obligations
The Company's contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers.
Practical expedients and exemptions
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

See Note 15 for further information about the disaggregation of noninterest income by segment.

4. (LOSS) EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to WSFS	$(7,111)	$36,200	$3,816	$49,223
Denominator:
Weighted average basic shares	50,655	53,253	50,871	46,103
Dilutive potential common shares(1)	—	263	40	335
Weighted average fully diluted shares	$50,655	$53,516	$50,911	$46,438
(Loss) earnings per share:
Basic	$(0.14)	$0.68	$0.08	$1.07
Diluted	$(0.14)	$0.68	$0.07	$1.06
Outstanding common stock equivalents having no dilutive effect	48	1	15	1

(1)For the three months ended June 30, 2020, the effect of 14 thousand dilutive potential common shares were excluded from the computation of diluted net loss per common share, as these shares would have been antidilutive due to the net loss reported in this period.
5. INVESTMENTS
Debt Securities
The following tables detail the amortized cost, allowance for credit losses and the estimated fair value of the Company's investments in available-for-sale and held-to-maturity debt securities. None of the Company's investments in debt securities are classified as trading.

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
CMO	$343,725	$12,185	$89	$—	$355,821
FNMA MBS	1,326,940	67,158	63	—	1,394,035
FHLMC MBS	280,752	16,795	—	—	297,547
GNMA MBS	29,567	1,257	—	—	30,824
GSE	116,130	1,071	39	—	117,162
	$2,097,114	$98,466	$191	$—	$2,195,389
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$127,108	$4,597	$—	$8	$131,697
Foreign bonds	501	—	—	—	501
	$127,609	$4,597	$—	$8	$132,198
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at amortized cost basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized gains of $0.5 million at June 30, 2020, related to securities transferred, which are offset in Accumulated other comprehensive income. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss. See Note 2 for updated Significant Accounting Policies on held-to-maturity debt securities.

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
The scheduled maturities of available-for-sale debt securities at June 30, 2020 and December 31, 2019 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2020 (1)
Within one year	$—	$—
After one year but within five years	33,142	34,759
After five years but within ten years	217,301	229,175
After ten years	1,846,671	1,931,455
	$2,097,114	$2,195,389
December 31, 2019 (1)
Within one year	$—	$—
After one year but within five years	22,136	22,207
After five years but within ten years	194,197	194,376
After ten years	1,693,150	1,728,331
	$1,909,483	$1,944,914
(1)Actual maturities could differ from contractual maturities.

The scheduled maturities of held-to-maturity debt securities at June 30, 2020 and December 31, 2019 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2020 (1)
Within one year	$1,130	$1,131
After one year but within five years	5,197	5,286
After five years but within ten years	31,881	33,015
After ten years	89,401	92,766
	$127,609	$132,198
December 31, 2019 (1)
Within one year	$2,649	$2,653
After one year but within five years	4,239	4,270
After five years but within ten years	35,288	35,967
After ten years	91,425	93,735
	$133,601	$136,625
(1)Actual maturities could differ from contractual maturities.
Mortgage-backed securities (MBS) may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 1.3 years at June 30, 2020.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $1.4 billion and $1.1 billion were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of June 30, 2020 and December 31, 2019, respectively.
During the six months ended June 30, 2020, the Company sold $109.6 million of debt securities categorized as available-for-sale resulting in $2.6 million of realized gains and no realized losses. During the six months ended June 30, 2019, the Company sold $602.5 million of debt securities categorized as available-for-sale, of which $578.8 million was related to the acquisition of Beneficial. The remaining $23.7 million resulted in realized gains of less than $0.1 million and no realized losses.
As of June 30, 2020 and December 31, 2019, the Company's debt securities portfolio had remaining unamortized premiums of $35.0 million and $15.1 million, respectively, and unaccreted discounts of $3.5 million and $4.1 million, respectively.
For debt securities with unrealized losses and an allowance has not been recorded, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at June 30, 2020.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$40,948	$89	$—	$—	$40,948	$89
FNMA MBS	45,453	60	4,403	3	49,856	63
GSE	18,351	39	—	—	18,351	39
Total	$104,752	$188	$4,403	$3	$109,155	$191

For debt securities with unrealized losses, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at December 31, 2019.

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
At June 30, 2020, available-for-sale debt securities for which the amortized cost basis exceeded fair value totaled $109.2 million. Total unrealized losses on these securities were $0.2 million at June 30, 2020. The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of June 30, 2020.
At June 30, 2020, held-to-maturity debt securities had an amortized cost basis of $127.6 million. The held-to-maturity debt security portfolio primarily consists of highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of June 30, 2020, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
AA-rated or higher	$126,683	$501
BBB-	425	—
Ending balance	$127,108	$501
As a result of the adoption of ASC 326 on January 1, 2020, the Company reviewed its held-to-maturity debt securities for potential credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the six months ended June 30, 2020:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
Allowance for credit losses:
Beginning balance	$—	$—
Impact of adoption ASC 326	8	—
Provision for credit losses	—	—
Charge-offs, net	—	—
Ending balance	$8	$—
Accrued interest receivable of $1.3 million as of June 30, 2020 for held-to-maturity debt securities was excluded from the allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of June 30, 2020.

Equity Investments
The following tables detail the amortized cost, and the estimated fair value of the Company's equity investments, which are included in Other investments in the unaudited Consolidated Statements of Financial Condition.

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Equity Investments
Visa Class B shares(1)	$618	$81	$—	$699
Other equity investments(2)	11,158	—	1,646	9,512
	$11,776	$81	$1,646	$10,211

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Equity Investments
Visa Class B shares(1)	$15,716	$45,565	$—	$61,281
Other equity investments(2)	8,140	625	—	8,765
	$23,856	$46,190	$—	$70,046
(1)The Company recorded net realized gain on sale of Visa Class B shares of $22.1 million during the three months ended June 30, 2020, which is recorded in Realized gain on equity investment, net in the Consolidated Statements of Income. The Company recorded unrealized gains on its remaining investment in Visa Class B shares of $0.1 million and $4.2 million during the six months ended June 30, 2020 and 2019, respectively which is recorded in Unrealized gain on equity investment, net in the Consolidated Statements of Income.
(2)The Company recorded an impairment loss of $2.3 million in the investment of Spring EQ during the six months ended June 30, 2020, which is recorded in Unrealized gain on equity investment, net in the Consolidated Statements of Income. There were no impairment losses recorded on the Company's equity investments during the six months ended June 30, 2019

6. LOANS
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Commercial and industrial(1)	$2,953,701	$2,046,798
Owner-occupied commercial	1,337,253	1,296,466
Commercial mortgages	2,165,547	2,222,976
Construction	638,504	581,082
Commercial small business leases	213,133	188,630
Residential(2)	910,971	1,016,500
Consumer(3)	1,133,371	1,128,731
	9,352,480	8,481,183
Less:
Deferred fees, net(4)	—	9,143
Allowance for credit losses	232,192	47,576
Net loans and leases	$9,120,288	$8,424,464
(1) Includes PPP loans of $945.1 million at June 30, 2020.
(2) Includes reverse mortgages at fair value of $16.1 million at June 30, 2020 and $16.6 million at December 31, 2019.
(3) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4) At June 30, 2020, deferred fees, net are included in portfolio segment totals to present the amortized cost basis in accordance with the adoption of CECL. At December 31, 2019, deferred fees, net are excluded from portfolio segment totals to present the unpaid principal balance under the incurred loss methodology.
Accrued interest receivable on loans and leases was $46.6 million and $31.5 million at June 30, 2020 and December 31, 2019, respectively. Accrued interest receivable on loans and leases was excluded from the allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following table provides the activity of allowance for credit losses and loan balances for the three and six months ended June 30, 2020 under the CECL model in accordance with ASC 326 (as adopted on January 1, 2020):

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended June 30, 2020
Allowance for credit losses
Beginning balance	$65,771	$9,541	$26,600	$5,198	$11,593	$20,370	$139,073
Charge-offs	(2,072)	(53)	—	—	(32)	(667)	(2,824)
Recoveries	968	—	3	—	24	194	1,189
Provision (credit)	79,558	(532)	11,794	4,928	(2,414)	1,420	94,754
Ending balance	$144,225	$8,956	$38,397	$10,126	$9,171	$21,317	$232,192
Six months ended June 30, 2020
Allowance for credit losses
Beginning balance, prior to adoption of ASC 326	$22,849	$4,616	$7,452	$3,891	$1,381	$7,387	$47,576
Impact of adopting ASC 326(4)	19,747	(1,472)	1,662	681	7,522	7,715	35,855
Charge-offs	(5,136)	(336)	(51)	—	(175)	(1,581)	(7,279)
Recoveries	3,815	125	32	5	115	548	4,640
Provision (credit)	102,950	6,023	29,302	5,549	328	7,248	151,400
Ending balance	$144,225	$8,956	$38,397	$10,126	$9,171	$21,317	$232,192
Period-end allowance allocated to:
Loans evaluated on an individual basis	$18	$—	$—	$—	$—	$—	$18
Loans evaluated on a collective basis	144,207	8,956	38,397	10,126	9,171	21,317	232,174
Ending balance	$144,225	$8,956	$38,397	$10,126	$9,171	$21,317	$232,192
Period-end loan balances:
Loans evaluated on an individual basis	$15,634	$5,425	$4,470	$88	$5,452	$2,464	$33,533
Loans evaluated on a collective basis	3,151,200	1,331,828	2,161,077	638,416	889,408	1,130,907	9,302,836
Ending balance	$3,166,834	$1,337,253	$2,165,547	$638,504	$894,860	$1,133,371	$9,336,369
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $16.1 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4)The impact of adopting ASC 326 includes $0.1 million for the initial allowance on loans purchased with credit deterioration.

The following table provides the activity of the allowance for loan and lease losses and loan balances for the three and six months ended June 30, 2019 under the incurred loss model:

(Dollars in thousands)	Commercial and Industrial(1)	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer	Total
Three months ended June 30, 2019
Allowance for loan and lease losses
Beginning balance	$21,016	$4,949	$6,679	$4,044	$1,401	$8,232	$46,321
Charge-offs	(13,002)	(8)	(153)	(42)	(163)	(960)	(14,328)
Recoveries	203	78	398	1	(2)	498	1,176
Provision (credit)	13,568	(526)	(474)	(1,013)	24	72	11,651
Provision (credit) for acquired loans	219	(13)	94	(6)	98	152	544
Ending balance	$22,004	$4,480	$6,544	$2,984	$1,358	$7,994	$45,364
Six months ended June 30, 2019
Allowance for loan losses
Beginning balance	$14,211	$5,057	$6,806	$3,712	$1,428	$8,325	$39,539
Charge-offs	(13,744)	(8)	(155)	(42)	(285)	(1,644)	(15,878)
Recoveries	561	81	427	2	(16)	799	1,854
Provision (credit)	20,691	(637)	(630)	(682)	75	329	19,146
Provision (credit) for acquired loans	285	(13)	96	(6)	156	185	703
Ending balance	$22,004	$4,480	$6,544	$2,984	$1,358	$7,994	$45,364
Period-end allowance allocated to:
Individually evaluated for impairment	$4,324	$—	$—	$—	$488	$183	$4,995
Collectively evaluated for impairment	17,679	4,401	6,496	2,976	828	7,810	40,190
Acquired loans individually evaluated for impairment	1	79	48	8	42	1	179
Ending balance	$22,004	$4,480	$6,544	$2,984	$1,358	$7,994	$45,364
Period-end loan balances:
Individually evaluated for impairment(2)	$21,171	$8,753	$2,431	$—	$11,398	$7,383	$51,136
Collectively evaluated for impairment	1,575,810	1,168,864	765,268	324,307	134,235	848,396	4,816,880
Acquired nonimpaired loans	738,579	99,326	1,464,739	216,843	912,288	267,955	3,699,730
Acquired impaired loans	4,964	3,951	13,609	546	7,863	2,999	33,932
Ending balance(3)	$2,340,524	$1,280,894	$2,246,047	$541,696	$1,065,784	$1,126,733	$8,601,678
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $15.9 million.
(3)The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $14.2 million for the period ending June 30, 2019. Accruing troubled debt restructured loans are considered impaired loans.
(4)Ending loan balances do not include net deferred fees.

The following table shows nonaccrual and past due loans presented at amortized cost at the date indicated under the CECL model:

	June 30, 2020
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$7,577	$1,080	$8,657	$3,142,796	$15,381	$3,166,834
Owner-occupied commercial	5,198	197	5,395	1,327,646	4,212	1,337,253
Commercial mortgages	7,895	996	8,891	2,155,508	1,148	2,165,547
Construction	—	—	—	638,504	—	638,504
Residential(3)	1,504	175	1,679	890,063	3,118	894,860
Consumer(4)	5,473	6,153	11,626	1,119,429	2,316	1,133,371
Total	$27,647	$8,601	$36,248	$9,273,946	$26,175	$9,336,369
% of Total Loans	0.30%	0.09%	0.39%	99.33%	0.28%	100%
(1)Nonaccrual loans with an allowance totaled $16 thousand.
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances excludes reverse mortgages at fair value of $16.1 million.
(4)Includes $10.5 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

The following table shows nonaccrual and past due loans presented at unpaid principal balance at the date indicated under the incurred loss model:

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
(4)Balances in the table above include a total of $3.2 billion acquired non-impaired loans.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at June 30, 2020 under the CECL model:

	June 30, 2020
(Dollars in thousands)	Property	Equipment and other
Commercial and industrial(1)	$11,008	$4,373
Owner-occupied commercial	4,212	—
Commercial mortgages	1,148	—
Construction	—	—
Residential(2)	3,118	—
Consumer(3)	2,316	—
Total	$21,802	$4,373
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
Interest income of $0.2 million and $0.4 million was recognized on individually reviewed loans during the three and six months ended June 30, 2020. Interest income of $0.4 million and $0.6 million was recognized on impaired loans during the three and six months ended June 30, 2019.
As of June 30, 2020, there were 25 residential loans and 20 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $2.0 million and $6.2 million, respectively. As of December 31, 2019, there were 33 residential loans and 29 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $3.2 million and $9.5 million, respectively. Loan workout and OREO expenses were $1.1 million and $1.8 million during the three and six months ended June 30, 2020, respectively, and $1.1 million and $1.3 million during three and six months ended June 30, 2019, respectively. Loan workout and OREO expenses are included in Loan workout and other credit costs on the Consolidated Statement of Income.

Credit Quality Indicators
Below is a description of each of the risk ratings for all commercial loans:

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of June 30, 2020 under the CECL model.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass(2)	$1,249,900	$568,960	$310,071	$207,981	$135,074	$176,408	$6,368	$137,064	$2,791,826
Special mention	1,106	24,940	17,372	7,703	4,699	31,935	—	16,089	103,844
Substandard or Lower	58,854	68,996	58,303	44,712	9,854	24,370	31	6,044	271,164
	$1,309,860	$662,896	$385,746	$260,396	$149,627	$232,713	$6,399	$159,197	$3,166,834
Owner-occupied commercial:
Risk Rating
Pass	$95,721	$262,486	$112,582	$166,073	$144,973	$340,010	$—	$149,516	$1,271,361
Special mention	—	311	—	11,585	—	1,266	—	1,848	15,010
Substandard or Lower	1,818	9,282	7,188	8,952	9,209	9,645	—	4,788	50,882
	$97,539	$272,079	$119,770	$186,610	$154,182	$350,921	$—	$156,152	$1,337,253
Commercial mortgages:
Risk Rating
Pass	$163,925	$335,085	$291,054	$316,021	$317,738	$530,844	$—	$127,835	$2,082,502
Special mention	20,041	6,276	—	15,857	1,901	4,570	—	1,870	50,515
Substandard or Lower	140	1,306	1,394	4,157	2,650	20,604	—	2,279	32,530
	$184,106	$342,667	$292,448	$336,035	$322,289	$556,018	$—	$131,984	$2,165,547
Construction:
Risk Rating
Pass	$90,202	$204,676	$220,350	$38,300	$6,156	$4,201	$—	$55,891	$619,776
Special mention	—	8,137	—	—	—	—	—	—	8,137
Substandard or Lower	—	8,775	—	—	—	88	—	1,728	10,591
	$90,202	$221,588	$220,350	$38,300	$6,156	$4,289	$—	$57,619	$638,504
Residential(3):
Risk Rating
Performing	$12,967	$35,388	$92,212	$112,961	$173,609	$462,272	$—	$—	$889,409
Nonperforming(4)	—	—	—	—	92	5,359	—	—	5,451
	$12,967	$35,388	$92,212	$112,961	$173,701	$467,631	$—	$—	$894,860
Consumer(5):
Risk Rating
Performing	$85,834	$165,512	$287,173	$80,871	$57,913	$70,555	$375,483	$7,392	$1,130,733
Nonperforming(6)	—	—	651	219	—	—	1,378	390	2,638
	$85,834	$165,512	$287,824	$81,090	$57,913	$70,555	$376,861	$7,782	$1,133,371
(1)Includes commercial small business leases.
(2)Includes $945.1 million of PPP loans.
(3)Excludes reverse mortgages at fair value.
(4)Includes troubled debt restructured mortgages performing in accordance with the loans' modified terms and are accruing interest.
(5)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(6)Includes troubled debt restructured home equity installment loans performing in accordance with the loans' modified terms and are accruing interest.

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
(3)Total includes $1.1 billion in acquired non-impaired loans as of December 31, 2019.

Troubled Debt Restructurings (TDRs)
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Performing TDRs	$14,550	$14,281
Nonperforming TDRs	4,284	5,896
Total TDRs	$18,834	$20,177

Approximately $0.8 million and $0.6 million in related reserves have been established for these loans at June 30, 2020 and December 31, 2019, respectively.
The following tables present information regarding the types of loan modifications made for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020					Six months ended June 30, 2020
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	—	—	—	—	—	1	—	—	—	1
Owner-occupied commercial	2	—	—	—	2	3	—	—	—	3
Commercial mortgages	—	—	—	—	—	—	1	—	—	1
Construction	—	—	—	—	—	—	—	—	—	—
Residential	—	—	3	1	4	—	—	4	2	6
Consumer	—	—	4	1	5	—	—	7	3	10
Total	2	—	7	2	11	4	1	11	5	21

	Three months ended June 30, 2019					Six months ended June 30, 2019
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	—	1	—	2	3	—	1	—	2	3
Owner-occupied commercial	—	—	—	2	2	—	—	—	2	2
Commercial mortgages	—	—	—	1	1	1	—	—	1	2
Construction	—	—	—	—	—	—	—	—	—	—
Residential	3	—	—	—	3	4	—	1	—	5
Consumer	3	1	—	—	4	6	1	1	—	8
Total	6	2	—	5	13	11	2	2	5	20
(1)Other includes underwriting exceptions.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and repayment is reasonably assured.

The following table presents loans modified as TDRs during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$—	$—	$1,347	$1,347	$31	$31	$1,347	$1,347
Owner-occupied commercial	567	567	1,435	1,435	1,216	1,216	1,435	1,435
Commercial mortgages	—	—	483	483	104	104	514	514
Construction	—	—	—	—	—	—	—	—
Residential	905	905	321	321	1,126	1,126	423	423
Consumer	245	245	540	540	459	459	1,408	1,408
Total	$1,717	$1,717	$4,126	$4,126	$2,936	$2,936	$5,127	$5,127
During the three and six months ended June 30, 2020, the TDRs set forth in the table above resulted in a less than $0.1 million and $0.1 million increase in the allowance for credit losses, respectively, and no additional charge-offs in either period. For the three and six months ended June 30, 2019 the TDRs set forth in the table above resulted in a $0.1 million and $0.2 million decrease in the allowance for credit losses, respectively, and no additional charge-offs for either period.
During the three months ended June 30, 2020, no TDRs defaulted that had received troubled debt modification during the past twelve months, compared to three TDRs with a total loan amount of $1.2 million during the three months ended June 30, 2019. During the six months ended June 30, 2020, no TDRs defaulted that had received troubled debt modification during the past twelve months, compared with four TDRs with a total loan amount of $1.3 million during the six months ended June 30, 2019.
During the three months ended June 30, 2020, the Company began providing a number of customer relief programs in its commercial and retail portfolios, such as payment deferrals or interest only payments on loans and leases. The TDRs set forth in the table above did not occur as a result of the loan forbearance program under the CARES Act. During the second quarter of 2020, the Company modified approximately $2.1 billion of loans and leases to provide its customers this monetary relief.

8. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.

Lessee

The Company's leases have remaining lease terms of less than 1 year to 42 years, which includes renewal options that are exercised at its discretion. The Company's lease terms to calculate the lease liability and right of use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right of use asset is included in Other liabilities and Other assets, respectively, in the unaudited Consolidated Statement of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the unaudited Consolidated Statement of Income. The Company accounts for lease components separately from nonlease components. The Company subleases certain real estate to third parties.

The components of operating lease cost were as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost (1) (2)	$4,950	$11,024	$9,500	$16,748
Sublease income	(93)	(175)	(186)	(276)
Net lease cost	$4,857	$10,849	$9,314	$16,472
(1)Includes variable lease cost and short-term lease cost.
(2)Includes $5.9 million and $8.0 million for the three and six months ended June 30, 2019, respectively, in Corporate development expense in the unaudited Consolidated Statement of Income.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Assets
Right of use assets	$156,919	$166,221
Total assets	$156,919	$166,221

Liabilities
Lease liabilities	$171,612	$181,814
Total liabilities	$171,612	$181,814

Lease term and discount rate
Weighted average remaining lease term (in years)
Operating leases	19.39	19.06
Weighted average discount rate
Operating leases	4.25%	4.17%

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	June 30, 2020
Remaining in 2020	$8,724
2021	17,182
2022	17,146
2023	17,263
2024	16,095
After 2024	195,550
Total lease payments	271,960
Less: Interest	(100,348)
Present value of lease liabilities	$171,612

(Dollars in thousands)	December 31, 2019
2020	$18,591
2021	18,314
2022	18,315
2023	18,525
2024	17,390
After 2024	197,203
Total lease payments	288,338
Less: Interest	(106,524)
Present value of lease liabilities	$181,814

Supplemental cash flow information related to leases was as follows:

	Six months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,328	$7,941
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	—	61,693

Lessor Equipment Leasing

WSFS provides equipment and small business lease financing through its leasing subsidiary, NewLane Finance, acquired in the Beneficial acquisition. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and fees on loans and leases on the Consolidated Statements of Income. The allowance for credit losses on finance leases is included in Provision for credit losses on the Consolidated Statements of Income.

The components of direct finance lease income are summarized in the table below:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Direct financing leases:
Interest income on lease receivable	$3,813	$3,109	$7,379	$3,778
Interest income on deferred fees and costs	93	206	188	263
Total direct financing lease income	$3,906	$3,315	$7,567	$4,041

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Lease receivables	$241,570	$217,076
Unearned income	(31,279)	(28,446)
Deferred fees and costs	2,842	1,962
Net investment in direct financing leases	$213,133	$190,592

Future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	June 30, 2020
Remaining in 2020	$40,894
2021	72,509
2022	55,897
2023	40,034
2024	24,805
After 2024	7,431
Total lease payments	$241,570

(Dollars in thousands)	December 31, 2019
2020	$71,067
2021	58,337
2022	42,274
2023	28,628
2024	14,450
After 2024	2,320
Total lease payments	$217,076

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the six months ended June 30, 2020, management included considerations of the current economic environment caused by COVID-19 in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment exists during the six months ended June 30, 2020.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2019	$452,629	$—	$20,199	$472,828
Goodwill adjustments	—	—	—	—
June 30, 2020	$452,629	$—	$20,199	$472,828
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
June 30, 2020
Core deposits	$95,711	$(18,033)	$77,678	10 years
Customer relationships	17,561	(8,216)	9,345	7-15 years
Non-compete agreements	221	(168)	53	5 years
Loan servicing rights(1)	4,605	(1,994)	2,611	10-25 years
Total intangible assets	$118,098	$(28,411)	$89,687
December 31, 2019
Core deposits	$95,711	$(13,326)	$82,385	10 years
Customer relationships	17,561	(7,416)	10,145	7-15 years
Non-compete agreements	221	(146)	75	5 years
Loan servicing rights(2)	4,880	(1,568)	3,312	10-25 years
Total intangible assets	$118,373	$(22,456)	$95,917
(1)Includes impairment losses of $0.3 million and $0.4 million the three and six months ended June 30, 2020, respectively.
(2)Includes impairment losses of $0.5 million for the year ended December 31, 2019
The Company recognized amortization expense on intangible assets of $2.8 million and $5.5 million for the three and six months ended June 30, 2020, respectively, compared to $2.8 million and $4.1 million for the three and six months ended June 30, 2019, respectively.
The following table presents the estimated future amortization expense on intangible assets:

(Dollars in thousands)	June 30, 2020
Remaining in 2020	$5,747
2021	11,194
2022	10,991
2023	10,847
2024	10,685
Thereafter	40,223
Total	$89,687

10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Noninterest-bearing:
Noninterest demand	$3,188,046	$2,189,573
Total noninterest-bearing	$3,188,046	$2,189,573

Interest-bearing:
Interest-bearing demand	$2,302,484	$2,129,725
Savings	1,731,875	1,563,000
Money market	2,333,326	2,100,188
Customer time deposits	1,228,440	1,356,610
Brokered deposits	278,329	247,761
Total interest-bearing	7,874,454	7,397,284
Total deposits	$11,062,500	$9,586,857

11. ASSOCIATE BENEFIT PLANS
Postretirement Medical Benefits
The Company shares certain costs of providing health and life insurance benefits to eligible retired Associates (employees) and their eligible dependents. Previously, all Associates were eligible for these benefits if they reached normal retirement age while working for the Company. Effective March 31, 2014, the Company changed the eligibility of this plan to include only those Associates who have achieved ten years of service as of March 31, 2014. The Company began to use the mortality table issued by the Office of the Actuary of the U.S. Bureau of Census in its calculation.
The Company accounts for its obligations under the provisions of ASC 715, Compensation - Retirement Benefits (ASC 715). ASC 715 requires the recognition of the costs of these benefits over an Associate’s active working career. Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year. The Company recognizes its service cost in Salaries, benefits and other compensation and the other components of net periodic benefit cost in Other operating expenses in the unaudited Consolidated Statements of Income.
The following table presents the components of net periodic benefit cost related to postretirement medical benefits plan.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$15	$14	$30	$27
Interest cost	17	19	34	38
Prior service cost amortization	(19)	(19)	(38)	(38)
Net gain recognition	(9)	(16)	(18)	(31)
Net periodic cost (benefit)	$4	$(2)	$8	$(4)

Alliance Associate Pension Plan

During the fourth quarter of 2015, the Company completed the acquisition of Alliance. At the time of the acquisition, the Company assumed the Alliance pension plan offered to its current Associates.
The following table presents the components of net periodic benefit cost related to the Alliance Associate Pension Plan.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$7	$10	$17	$20
Interest cost	42	69	105	138
Expected return on plan assets	(79)	(148)	(196)	(295)
Prior service cost amortization	—	—	—	—
Net gain recognition	—	—	—	—
Plan settlement loss	1,431	$—	1,431	$—
Net periodic cost (benefit)	$1,401	$(69)	$1,357	$(137)

During the fourth quarter of 2018, the Company notified the Alliance pension plan participants, the Internal Revenue Service (IRS), and the Pension Benefit Guaranty Corporation (PBGC) of its intention to terminate the plan, and received IRS and PBGC approval in the first quarter of 2020. The Company completed the termination and contributed $0.5 million to the plan to settle the obligation during the three months ended June 30, 2020.

Beneficial Associate Pension and other postretirement benefits plans
On March 1, 2019, the Company closed its acquisition of Beneficial. At the time of the acquisition, the Company assumed the pension plan covering certain eligible Beneficial Associates. The plan was frozen in 2008.
The following table presents the components of net periodic benefit cost related to the Beneficial pension benefits and other postretirement benefit plans.

	Three months ended June 30, 2020		Six months ended June 30, 2020
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$—	$29	$—	$58
Interest cost	740	138	1,455	275
Expected return on plan assets	(1,588)	—	(3,182)	—
Prior service cost amortization	—	—	—	—
Net loss (gain) recognition	1	(16)	2	(32)
Net periodic (benefit) cost	$(847)	$151	$(1,725)	$301

	Three months ended June 30, 2019		Six months ended June 30, 2019
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$—	$23	$—	$30
Interest cost	857	177	1,142	236
Expected return on plan assets	(1,442)	—	(1,923)	—
Prior service cost amortization	—	—	—	—
Net loss (gain) recognition	—	—	—	—
Net periodic (benefit) cost	$(585)	$200	$(781)	$266

12. INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740). ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The company exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based on changes in business factors and tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.
ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the financial statements. Assessment of uncertain tax positions under ASC 740 requires careful consideration of the technical merits of a position based on an analysis of tax regulations and interpretations.
There were no unrecognized tax benefits as of June 30, 2020. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2016 through 2019 tax years are subject to examination as of June 30, 2020. The Company does not expect to record or realize any material unrecognized tax benefits during 2020.
As a result of the adoption of ASC 326 - Credit Losses on January 1, 2020, the tax impact relating to the incremental provision for expected credit losses from financial assets held at amortized cost has been reflected as a credit to retained earnings to reflect the tax impact of increased credit reserves. Accordingly, $8.5 million of such provision for credit losses has been reflected as an income tax credit and deferred tax asset on the Company's Consolidated Statements of Financial Condition.
As a result of the CARES Act, an additional $1.8 million income tax benefit and deferred tax asset was recognized on the Company's Consolidated Statements of Financial Condition. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for details.
As a result of the adoption of ASU No. 2014-01, Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects, the amortization of the low-income housing credit investments has been reflected as income tax expense. Accordingly, $0.8 million and $0.6 million of such amortization has been reflected as income tax expense for the three months ended June 30, 2020 and 2019, respectively, and $1.6 million and $1.3 million of such amortization has been reflected as income tax expense for the six months ended June 30, 2020 and 2019, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the six months ended June 30, 2020 were $1.4 million, $1.6 million and $0.4 million, respectively. The carrying value of the investment in affordable housing credits is $28.2 million at June 30, 2020, compared to $25.8 million at December 31, 2019.

13. FAIR VALUE DISCLOSURES OF FINANCIAL ASSETS AND LIABILITIES
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

The following tables present financial instruments carried at fair value as of June 30, 2020 and December 31, 2019 by level in the valuation hierarchy (as described above):

	June 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$355,821	$—	$355,821
FNMA MBS	—	1,394,035	—	1,394,035
FHLMC MBS	—	297,547	—	297,547
GNMA MBS	—	30,824	—	30,824
GSE	—	117,162	—	117,162
Other assets	—	15,243	—	15,243
Total assets measured at fair value on a recurring basis	$—	$2,210,632	$—	$2,210,632

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$9,017	$25,205	$34,222

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$10,211	$10,211
Other real estate owned	—	—	4,153	4,153
Loans held for sale	—	109,453	—	109,453
Total assets measured at fair value on a nonrecurring basis	$—	$109,453	$14,364	$123,817

	December 31, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$340,230	$—	$340,230
FNMA MBS	—	1,242,453	—	1,242,453
FHLMC MBS	—	328,946	—	328,946
GNMA MBS	—	33,285	—	33,285
Other assets	—	4,884	—	4,884
Total assets measured at fair value on a recurring basis	$—	$1,949,798	$—	$1,949,798

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,918	$—	$3,918

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$70,046	$70,046
Other real estate owned	—	—	2,605	2,605
Loans held for sale	—	83,872	—	83,872
Total assets measured at fair value on a nonrecurring basis	$—	$83,872	$72,651	$156,523

Fair value is based on quoted market prices, where available. If such quoted market prices are not available, fair value is based on internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include unobservable parameters. The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Available-for-sale securities
Securities classified as available-for-sale are reported at fair value using Level 2 inputs. The Company believes that this Level 2 designation is appropriate under ASC 820-10 as, these securities are federal agency MBS with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
Other investments
Other investments includes equity investments without readily determinable fair values and are categorized as Level 3. The Company's equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period.
Other real estate owned
Other real estate owned consists of loan collateral which has been repossessed through foreclosure or other measures. Initially, foreclosed assets are recorded at the fair value of the collateral less estimated selling costs. Subsequent to foreclosure, valuations are updated periodically and the assets may be marked down further, reflecting a new cost basis. The fair value of other real estate owned was estimated using Level 3 inputs based on appraisals obtained from third parties.
Loans held for sale
The fair value of loans held for sale is based on estimates using Level 2 inputs. These inputs are based on pricing information obtained from wholesale mortgage banks and brokers and applied to loans with similar interest rates and maturities.

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
Investment securities
Fair value is estimated using quoted prices for similar securities, which the Company obtains from a third party vendor. The Company uses one of the largest providers of securities pricing to the industry and management periodically assesses the inputs used by this vendor to price the various types of securities owned by the Company to validate the vendor’s methodology as described above in available-for-sale securities.
Other investments
Other investments includes equity investments without readily determinable fair values (see discussion in “Fair Value of Financial Assets and Liabilities” section above).
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
Other assets
Other assets include the fair value of interest rate swaps and derivatives on the residential mortgage held for sale loan pipeline. Valuation of interest rate swaps is obtained from an independent pricing service and also from the derivative counterparty. Valuation of the derivative related to the residential mortgage held for sale loan pipeline is based on valuation of the loans held for sale portfolio as described above in Loans held for sale.

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
Borrowed funds
Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
Other liabilities
Other liabilities include the fair value of interest rate swaps, risk participation agreements and derivatives on the residential mortgage held for sale loan pipeline. Valuation of interest rate swaps and risk participation agreements is obtained from an independent pricing service and also from the derivative counterparty. Valuation of the derivative related to the residential mortgage held for sale loan pipeline is based on valuation of the loans held for sale portfolio as described above in Loans held for sale.
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including standby letters of credit, approximates the recorded net deferred fee amounts, which are not significant. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower.
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table provides a description of the valuation technique and significant unobservable inputs for the Company's assets classified as Level 3 and measured at fair value on a nonrecurring basis:

June 30, 2020
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$10,211	Observed market comparable transactions	Period of observed transactions	May 2020
Other real estate owned	$4,153	Fair market value of collateral	Costs to sell	5.0% - 12.0% (10.0%)
Other liabilities	$25,205	Discounted cash flow	Timing of the resolution of the Visa litigation	3 - 8 years (5.75 years or 4Q 2025)

The book value and estimated fair value of financial instruments are as follows:

		June 30, 2020		December 31, 2019
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$955,767	$955,767	$571,752	$571,752
Investment securities available-for-sale	Level 2	2,195,389	2,195,389	1,944,914	1,944,914
Investment securities held-to-maturity, net	Level 2	127,601	132,198	133,601	136,625
Other investments	Level 3	10,211	10,211	70,046	70,046
Loans, held for sale	Level 2	109,453	109,453	83,872	83,872
Loans, net(1)	Level 3	9,120,288	9,386,635	8,424,464	8,580,015
Stock in FHLB of Pittsburgh	Level 2	9,772	9,772	21,097	21,097
Accrued interest receivable	Level 2	53,222	53,222	38,094	38,094
Other assets	Level 2	15,243	15,243	4,884	4,884
Financial liabilities:
Deposits	Level 2	11,062,500	11,052,211	9,586,857	9,575,394
Borrowed funds	Level 2	295,793	313,839	489,288	489,561
Standby letters of credit	Level 3	416	416	623	623
Accrued interest payable	Level 2	6,049	6,049	3,103	3,103
Other liabilities	Levels 2, 3	34,222	34,222	3,918	3,918
 (1) Includes reverse mortgage loans.
At June 30, 2020 and December 31, 2019 the Company had no commitments to extend credit measured at fair value.

14. DERIVATIVE FINANCIAL INSTRUMENTS
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both economic conditions and its business operations. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of June 30, 2020.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives not designated as hedging instruments:
Interest rate products	$65,626	Other assets	$6,579
Interest rate products	65,626	Other liabilities	(7,404)
Risk participation agreements	4,449	Other liabilities	(14)
Interest rate lock commitments with customers	287,204	Other assets	8,218
Interest rate lock commitments with customers	20,260	Other liabilities	(132)
Forward sale commitments	44,840	Other assets	446
Forward sale commitments	232,570	Other liabilities	(1,467)
Financial derivatives related to sales of certain Visa Class B shares	113,177	Other liabilities	(25,205)
Total derivatives	$833,752		$(18,979)

The table below presents the fair value of derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of December 31, 2019.

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

Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the six months ended June 30, 2020, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool.
The Company has agreements with certain derivative counterparties that contain a provision under which, if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain derivative counterparties that contain a provision where if it fails to maintain its status as a well-capitalized or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.
In April 2020, the Company terminated its three interest rate derivatives that were designated as cash flow hedges for a net gain of $1.3 million. At this point, hedge accounting was discontinued, and the net gain was recognized in accumulated other comprehensive income (loss). Once a cash flow hedge is discontinued, the net gain or loss that remains in accumulated comprehensive income (loss) is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continues to be probable, the $1.3 million net gain will be recognized into earnings on a straight-line basis over each derivative's original contract term. During the next twelve months, the Company estimates that $0.6 million will be reclassified as an increase to interest income. During the three and six months ended June 30, 2020, $0.1 million was reclassified into interest income for both periods.

The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2020 and June 30, 2019.

	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) or Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Interest Rate Products	$(25)	$1,007	$1,560	$1,637	Interest income
Total	$(25)	$1,007	$1,560	$1,637

	Amount of Gain or (Loss) Recognized in Income		Amount of Gain or (Loss) Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as a Hedging Instrument	2020	2019	2020	2019
Interest Rate Lock Commitments	$3,178	$542	$6,227	$1,174	Mortgage banking activities, net
Forward Sale Commitments	(2,439)	(487)	(6,484)	$(721)	Mortgage banking activities, net
Total	$739	$55	$(257)	$453

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $9.0 million against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.

15. SEGMENT INFORMATION
As defined in ASC 280, Segment Reporting (ASC 280), an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company evaluates performance based on pretax net income relative to resources used, and allocate resources based on these results. The accounting policies applicable to the Company's segments are those that apply to its preparation of the accompanying unaudited Consolidated Financial Statements. Based on these criteria, the Company has identified three segments: WSFS Bank, Cash Connect®, and Wealth Management.
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
The Company's Cash Connect® segment provides ATM vault cash, smart safe and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide. The balance sheet category Cash in non-owned ATMs includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect®.
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The institutional trust division of WSFS, WSFS Institutional Services, provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. Christiana Trust DE, a subsidiary of WSFS, provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.

The following tables show segment results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$123,710	$—	$2,173	$125,883	$140,231	$—	$2,672	$142,903
Noninterest income	44,304	9,008	11,063	64,375	18,870	13,355	10,646	42,871
Total external customer revenues	168,014	9,008	13,236	190,258	159,101	13,355	13,318	185,774
Inter-segment revenues:
Interest income	937	237	2,442	3,616	3,345	—	4,052	7,397
Noninterest income	3,542	188	347	4,077	2,156	192	211	2,559
Total inter-segment revenues	4,479	425	2,789	7,693	5,501	192	4,263	9,956
Total revenue	172,493	9,433	16,025	197,951	164,602	13,547	17,581	195,730
External customer expenses:
Interest expense	11,659	—	468	12,127	18,282	—	1,389	19,671
Noninterest expenses	79,789	6,413	7,233	93,435	91,415	8,893	7,540	107,848
Provision for credit losses	93,819	—	935	94,754	12,239	—	(44)	12,195
Total external customer expenses	185,267	6,413	8,636	200,316	121,936	8,893	8,885	139,714
Inter-segment expenses:
Interest expense	2,679	131	806	3,616	4,052	2,203	1,142	7,397
Noninterest expenses	535	899	2,643	4,077	403	698	1,458	2,559
Total inter-segment expenses	3,214	1,030	3,449	7,693	4,455	2,901	2,600	9,956
Total expenses	188,481	7,443	12,085	208,009	126,391	11,794	11,485	149,670
(Loss) income before taxes	$(15,988)	$1,990	$3,940	$(10,058)	$38,211	$1,753	$6,096	$46,060
Income tax (benefit) provision				(2,247)				10,091
Consolidated net (loss) income				(7,811)				35,969
Net loss attributable to noncontrolling interest				(700)				(231)
Net (loss) income attributable to WSFS				(7,111)				36,200

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$255,019	$—	$4,719	$259,738	$237,177	$—	$5,303	$242,480
Noninterest income	62,376	20,687	22,159	105,222	36,134	25,757	22,102	83,993
Total external customer revenues	317,395	20,687	26,878	364,960	273,311	25,757	27,405	326,473
Inter-segment revenues:
Interest income	2,880	237	5,291	8,408	7,137	—	8,057	15,194
Noninterest income	6,449	417	520	7,386	4,039	369	397	4,805
Total inter-segment revenues	9,329	654	5,811	15,794	11,176	369	8,454	19,999
Total revenue	326,724	21,341	32,689	380,754	284,487	26,126	35,859	346,472
External customer expenses:
Interest expense	28,406	—	1,426	29,832	33,418	—	2,516	35,934
Noninterest expenses	152,874	14,636	14,421	181,931	173,992	16,923	14,525	205,440
Provision for credit losses	148,853	—	2,547	151,400	19,525	—	324	19,849
Total external customer expenses	330,133	14,636	18,394	363,163	226,935	16,923	17,365	261,223
Inter-segment expenses:
Interest expense	5,528	1,085	1,795	8,408	8,057	4,761	2,376	15,194
Noninterest expenses	937	1,640	4,809	7,386	766	1,243	2,796	4,805
Total inter-segment expenses	6,465	2,725	6,604	15,794	8,823	6,004	5,172	19,999
Total expenses	336,598	17,361	24,998	378,957	235,758	22,927	22,537	281,222
(Loss) income before taxes	$(9,874)	$3,980	$7,691	$1,797	$48,729	$3,199	$13,322	$65,250
Income (benefit) tax provision				(959)				16,351
Consolidated net income				2,756				48,899
Net loss attributable to noncontrolling interest				(1,060)				(324)
Net income attributable to WSFS				3,816				49,223

The following table shows significant components of segment net assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$591,518	$356,785	$7,464	$955,767	$202,792	$357,494	$11,466	$571,752
Goodwill	452,629	—	20,199	472,828	452,629	—	20,199	472,828
Other segment assets	11,914,250	5,171	225,341	12,144,762	10,982,681	6,555	222,486	11,211,722
Total segment assets	$12,958,397	$361,956	$253,004	$13,573,357	$11,638,102	$364,049	$254,151	$12,256,302
Capital expenditures for the period ended	$2,437	$256	$137	$2,830	$11,806	$2,120	$272	$14,198

16. COMMITMENTS AND CONTINGENCIES
Secondary Market Loan Sales
Given the current interest rate environment and the Company's overall asset and liability management approach, the Company typically sells newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis, to government sponsored entities (GSEs) such as FHLMC, FNMA, and the FHLB. Loans held for sale are reflected on the unaudited Consolidated Statements of Financial Condition at fair value with changes in the value reflected in the unaudited Consolidated Statements of Income. Gains and losses are recognized at the time of sale. The Company periodically retains the servicing rights on residential mortgage loans sold which results in monthly service fee income. The mortgage servicing rights are included in intangible assets in the unaudited Consolidated Statements of Financial Condition. Otherwise, the Company sells loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that the Company intends to sell in the secondary market are accounted for as derivatives under ASC 815, Derivatives and Hedging (ASC 815).
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no repurchases during the six months ended June 30, 2020 as compared to one repurchase for $0.2 million during the six months ended June 30, 2019.
Swap Guarantees
The Company entered into agreements with four unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) directly with customers referred to them by the Company. Under the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction, only in the event that the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives.
At June 30, 2020 and December 31, 2019, there were 213 and 172 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $1.1 billion at June 30, 2020 compared to $941.0 million at December 31, 2019. At June 30, 2020, maturities ranged from under 1 year to 15 years. The aggregate net market value of these swaps to the customers was a liability of $91.7 million at June 30, 2020 and a liability of $26.4 million at December 31, 2019. At June 30, 2020, 211 swaps, with a liability of $93.0 million, were in paying positions to a third party; however, none of the Company's customers were in default of the swap agreements. There were no payments made by the Company under the agreements for the three and six months ended June 30, 2020 and June 30, 2019.
Unfunded Lending Commitments
At June 30, 2020 and December 31, 2019, the allowance for credit losses of unfunded lending commitments were $7.8 million and $1.5 million, respectively. The balance at June 30, 2020 was determined using the CECL methodology, which included a $3.0 million adjustment to retained earnings at the time of adoption. A provision for unfunded lending commitments of $3.4 million and $3.3 million was recognized during the three and six months ended June 30, 2020, respectively, and a provision for unfunded lending commitments of $0.3 million and $0.4 million was recognized during the three and six months ended June 30, 2019, respectively.

17. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME
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
Changes to accumulated other comprehensive income by component are shown, net of taxes, in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Total
Balance, March 31, 2020	$72,436	$403	$(3,313)	$1,008	$70,534
Other comprehensive income (loss) before reclassifications	3,703	—	7	(25)	3,685
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(1,450)	(57)	179	(111)	(1,439)
Net current-period other comprehensive income (loss)	2,253	(57)	186	(136)	2,246
Balance, June 30, 2020	$74,689	$346	$(3,127)	$872	$72,780

Balance, March 31, 2019	$2,701	$686	$693	$(1,824)	$2,256
Other comprehensive income before reclassifications	19,591	—	10	1,007	20,608
Less: Amounts reclassified from accumulated other comprehensive income	(48)	(84)	(44)	—	(176)
Net current-period other comprehensive income (loss)	19,543	(84)	(34)	1,007	20,432
Balance, June 30, 2019	$22,244	$602	$659	$(817)	$22,688

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Total
Balance, December 31, 2019	$26,927	$468	$(3,317)	$(577)	$23,501
Other comprehensive income before reclassifications	49,739	—	43	1,560	51,342
Less: Amounts reclassified from accumulated other comprehensive income	(1,977)	(122)	147	(111)	(2,063)
Net current-period other comprehensive income (loss)	47,762	(122)	190	1,449	49,279
Balance, June 30, 2020	$74,689	$346	$(3,127)	$872	$72,780

Balance, December 31, 2018	$(14,553)	$779	$834	$(2,454)	$(15,394)
Other comprehensive income (loss) before reclassifications	36,856	(2)	(89)	1,637	38,402
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(59)	(175)	(86)	—	(320)
Net current-period other comprehensive income (loss)	36,797	(177)	(175)	1,637	38,082
Balance, June 30, 2019	$22,244	$602	$659	$(817)	$22,688

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income as shown in the tables below:

	Three Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2020	2019
Securities available for sale:
Realized gains on securities transactions	$(1,908)	$(63)	Securities gains, net
Income taxes	458	15	Income tax provision
Net of tax	$(1,450)	$(48)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(75)	$(111)	Interest and dividends on investment securities
Income taxes	18	27	Income tax provision
Net of tax	$(57)	$(84)
Amortization of defined benefit pension plan-related items:
Prior service credits	$(19)	$(19)
Actuarial gains	(24)	(16)
Total before tax	$(43)	$(35)	Salaries, benefits and other compensation
Income taxes	10	(9)	Income tax provision
Net of tax	$(33)	$(44)
Defined benefit pension plan settlement:
Realized losses on plan settlement	$279	$—	Other operating expense
Income taxes	(67)	—	Income tax provision
Net of tax	$212	$—
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	$(146)	$—	Interest and fees on loans and leases
Income taxes	35	—	Income tax provision
Net of tax	$(111)	$—
Total reclassifications	$(1,439)	$(176)

	Six Months Ended		Affected line item in unaudited Consolidated Statements of Operations
	June 30,
	2020	2019
Securities available-for-sale:
Realized gains on securities transactions	$(2,601)	$(78)	Securities gains, net
Income taxes	624	19	Income tax provision
Net of tax	$(1,977)	$(59)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(160)	$(231)	Interest and dividends on investment securities
Income taxes	38	56	Income tax provision
Net of tax	$(122)	$(175)
Amortization of defined benefit pension plan-related items:
Prior service credits	$(38)	$(38)
Actuarial gains	(48)	(31)
Total before tax	$(86)	$(69)	Salaries, benefits and other compensation
Income taxes	21	(17)	Income tax provision
Net of tax	$(65)	$(86)
Defined benefit pension plan settlement:
Realized losses on plan settlement	$279	$—	Other operating expense
Income taxes	(67)	—	Income tax provision
Net of tax	$212	$—
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	$(146)	$—	Interest and fees on loans and leases
Income taxes	35	—	Income tax provision
Net of tax	$(111)	$—
Total reclassifications	$(2,063)	$(320)

18. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time the Company enters into transactions with related parties, including, but not limited to, its officers and directors. These transactions are made on substantially the same terms and conditions, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to the Company. Any related party loans exceeding $0.5 million require review and approval by the Board of Directors. During the three and six months ended June 30, 2020, there were two loans originated to related parties exceeding $0.5 million, both of which were sold during the second quarter. During the three and six months ended June 30, 2019, there were no loans originated to related parties exceeding $0.5 million.
The outstanding balances of loans to related parties at June 30, 2020 and December 31, 2019 were $0.3 million and $1.0 million, respectively. Total deposits from related parties at June 30, 2020 and December 31, 2019 were $6.1 million and $4.9 million, respectively. During the second quarter of 2020, there were two new loans and credit line advances to related parties totaling $1.1 million and repayments were $0.7 million.
19. LEGAL AND OTHER PROCEEDINGS
In accordance with the current accounting standards for loss contingencies, the Company establishes reserves for litigation-related matters that arise in the ordinary course of its business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. In addition, the Company's defense of litigation claims may result in legal fees, which it expenses as incurred.
As previously disclosed, on February 27, 2018, the Company entered into a settlement agreement with Universitas Education, LLC (Universitas) to resolve arbitration claims related to services provided by Christiana Bank and Trust Company (CB&T) prior to its acquisition by WSFS in December 2010. In accordance with the litigation settlement, the Company paid Universitas $12.0 million to fully settle the claims. During the third quarter of 2018, WSFS recovered $7.9 million in settlement and legal costs from insurance carriers that provided coverage relating to the Universitas matter. WSFS is pursuing all of its rights and remedies to recover the remaining amounts relating to the Universitas proceeding, including the Universitas settlement payment, legal fees and related costs, by enforcing the indemnity right in the 2010 purchase agreement by which WSFS acquired CB&T.
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
There were no material changes or additions to other significant pending legal or other proceedings involving the Company other than those arising out of routine operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). At $13.6 billion in assets and $20.8 billion in assets under management (AUM) and assets under administration (AUA), WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys a broader scope of permissible activities than most other types of financial institutions. A fixture in the community, we have been in operation for more than 188 years. In addition to our focus on stellar customer service, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
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
Our banking business had a total loan portfolio of $9.4 billion, as of June 30, 2020, which was funded primarily through commercial relationships and retail and customer generated deposits. We have built a $7.3 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank, and through acquisitions.
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
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services in the U.S. Cash Connect® manages over $1.4 billion in total cash and services approximately 27,900 non-bank ATMs and approximately 4,100 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports 571 branded ATMs for WSFS Bank Customers, which has one of the largest branded ATM networks in our market.
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Combined, these businesses had $20.8 billion of AUM and AUA at June 30, 2020. WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The institutional trust division of WSFS, WSFS Institutional Services, provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. Christiana Trust DE, a subsidiary of WSFS, provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.

As of June 30, 2020, we service our customers primarily from 115 offices located in Pennsylvania (54), Delaware (43), New Jersey, (16), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile app.

Recent Developments and Business Outlook
Our results during the first half of 2020 were significantly impacted by the COVID-19 pandemic and its impact on the economic forecasts that drive the estimates we use to determine the provision for credit losses. Contributing to the magnitude of the pandemic's effect is our adoption, as of January 1, 2020, of, the Current Expected Credit Loss (CECL) method of accounting, which considers forward-looking information when establishing reserves for credit losses. Results during the first half of 2020 and other notable items include the following:
•The COVID-19 pandemic resulted in acute deterioration in the economic forecast used in our CECL modeling, resulting in additional provision for credit losses of $94.8 million and $151.4 million for the three and six months ended June 30, 2020, and an increase of $93.1 million and $184.6 million to the allowance for credit losses during the three and six months ended June 30, 2020. During the three months ended June 30, 2020, we also recorded $1.9 million of other COVID-19 related costs.
•WSFS recorded net realized gains on our equity investments of $22.1 million from the sale of 360,000 Visa Class B shares. Since our adoption of ASU 2016-01 in 1Q 2018, cumulative realized and unrealized gains and dividends on Visa Class B shares total $78.0 million.
•WSFS made a $3.0 million grant to the WSFS Community Foundation to address the impacts of COVID-19 on the communities we serve and provide long-term support for education, health and human services, and economic development in our communities.
•We began participating in some of the regulatory relief programs offered as a result of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the Paycheck Protection Program (PPP). During the second quarter of 2020, we provided nearly $1.0 billion in PPP loans for more than 5,400 new and existing WSFS Customers, supporting an estimated 100,000 jobs in our region. During the six months ended June 30, 2020, we also recorded $1.8 million of PPP related costs. See "Recent Regulatory Developments" for further details.
•During March 2020, we began a phased approach to our retail office closures and our retail branch offices only accepted drive-thru services. During the second quarter of 2020, nearly two-thirds of our retail offices were servicing customers. The retail office closures have not significantly impacted our financial condition and results of operations, as our customer deposits remain intact and the fees and costs associated with our customer deposits remain under normal business operations. We continue to serve Customers through drive-thru locations and have begun a carefully planned and phased approach to opening previously closed office and banking locations that aligns with Federal, State and local guidance.
•During the second quarter of 2020, and subsequent to June 30, 2020, Cash Connect® expanded its ATM network by adding over 150 ATMs to serve Delaware and the greater Philadelphia region. The number of owned and branded ATMs increased to 571 as of June 30, 2020, and to approximately 640 in the third quarter of 2020, through the date of this Quarterly Report on Form 10-Q.
For a discussion of additional risk factors relating to COVID-19, see "Item 1A. Risk Factors."

Looking ahead, the continuation of the economic effects of COVID-19 and actions taken in response to it, including the impacts of loan forbearances and other provisions of the CARES Act and other federal and state measures, may adversely impact our business and results of operations and the operations of our borrowers, customers and business partners. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and has led to an economic recession and a significant decrease in consumer confidence and business generally. The continuation of these conditions (including whether due to a resurgence or a second wave of COVID-19 infections, particularly as the geographic areas in which we operate begin to re-open) and their ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 may result in an adverse effect to our business, financial condition and results of operations. For more information about these risks and uncertainties, see “Item 1A. Risk Factors.”

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Total assets increased $1.3 billion to $13.6 billion at June 30, 2020 compared to December 31, 2019. This increase is primarily comprised of the following (in descending order of magnitude):
•Net loans, excluding loans held for sale, increased $695.8 million which included:
◦An increase of $945.1 million from PPP loans and growth across CRE, construction, commercial small business leases, and home equity installment loans originated through our partnership with Spring EQ.
◦A decline during the year of $371.0 million in non-relationship run-off portfolios primarily acquired from the Beneficial Bancorp, Inc. (Beneficial) acquisition; and
◦Total provision for credit losses of $151.4 million during the six months ended June 30, 2020 due to the impact of the COVID-19 pandemic, significant deterioration in economic forecasts and portfolio credit migration.
•Cash and cash equivalents increased $384.0 million, primarily reflecting excess cash held due to increased deposits related to PPP loans and CARES Act payments, offset by a decline of $46.6 million from improved cash optimization at Cash Connect® due to an increased use of external funding sources to support the bailment, cash management and smart safe lines of business offset by changes in seasonality.
•Investment securities increased $244.5 million during the six months ended June 30, 2020 primarily due to $535.1 million in purchases and favorable market-value changes on available-for-sale securities of $47.8 million, partially offset by repayments of $232.4 million and sales of $107.0 million.
•Other investments decreased $59.8 million during the six months ended June 30, 2020 as we sold 360,000 Visa Class B shares.
Total liabilities increased $1.3 billion to $11.8 billion during the six months ended June 30, 2020 compared to December 31, 2019. These increases are primarily comprised of the following (in descending order of magnitude):
•Total deposits increased by $1.5 billion, primarily due to:
◦An increase of $1.4 billion in customer funding, reflecting an estimated $0.7 billion of deposits from Customers who received PPP loans, the impact of government stimulus checks, delayed tax payment and less customer spending during the COVID-19 pandemic. The ratio of loans to customer deposits was 86% at June 30, 2020 reflecting significant liquidity capacity; and
◦An increase of $30.6 million in brokered deposits.
•Federal funds purchased decreased $195.0 million due to the increase in customer funding, as described above.
For further information, see "Notes to the unaudited Consolidated Financial Statements."

Capital Resources
Share Repurchases: During the first quarter of 2020, we repurchased $38.7 million, or 1,004,348 shares of common stock at an average price of $38.53 per share, completing our share repurchase program approved by the Board of Directors in the fourth quarter of 2018.  Also in the first quarter, the Board of Directors approved a new share purchase authorization of 7,594,977 shares, or 15% of outstanding shares. However, in the first quarter of 2020, we temporarily suspended all share repurchases until we have a clearer long-term view of the impact of COVID-19 on the economy and our performance.
Stockholders’ equity of WSFS decreased $26.6 million between December 31, 2019 and June 30, 2020. This decrease was primarily due to $38.7 million for repurchases of common stock under the previously announced stock repurchase plan, a $30.4 million impact to retained earnings due to the adoption of CECL, and the payment of dividends on our common stock of $12.2 million, partially offset by $47.8 million from the effect of market-value changes on available-for-sale securities and $3.8 million of income attributable to WSFS for the six months ended June 30, 2020.
Our Board of Directors approved a quarterly cash dividend of $0.12 per share of common stock. This dividend will be paid on August 20, 2020 to stockholders of record as of August 6, 2020.
Book value per share of common stock was $36.00 at June 30, 2020, an increase of $0.12 from $35.88 at December 31, 2019. Tangible book value per share of common stock (a non-GAAP financial measure) was $24.89 at June 30, 2020, an increase of $0.04 from $24.85 at December 31, 2019. We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP data should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."
The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of June 30, 2020:

	Consolidated Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$1,419,261	13.93%	$815,140	8.00%	$1,018,925	10.00%
WSFS Financial Corporation	1,424,634	13.95%	817,201	8.00%	1,021,501	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,291,896	12.68%	611,355	6.00%	815,140	8.00%
WSFS Financial Corporation	1,296,947	12.70%	612,901	6.00%	817,201	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,291,896	12.68%	458,516	4.50%	662,301	6.50%
WSFS Financial Corporation	1,231,947	12.06%	459,676	4.50%	663,976	6.50%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,291,896	10.40%	496,826	4.00%	621,032	5.00%
WSFS Financial Corporation	1,296,947	10.44%	497,092	4.00%	621,365	5.00%
Under the prompt corrective action regime, regulators have established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. A depository institution’s capital tier depends on its capital levels in relation to various relevant capital measures, which include leveraged and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. PPP loans receive a zero percent risk weighting under the regulators' capital rules.

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
As shown in the table above, as of June 30, 2020, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, the Company separately held $97.2 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

As a result of the three-year period phase-in related to our CECL adoption, the impact (by bps) to our capital ratios were as follows:

	June 30, 2020
(Dollars in thousands)	As Reported	Proforma(1)	CECL Impact
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	13.93%	14.01%	(0.08)%
WSFS Financial Corporation	13.95%	14.02%	(0.07)%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	12.68%	12.76%	(0.08)%
WSFS Financial Corporation	12.70%	12.77%	(0.07)%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	12.68%	12.76%	(0.08)%
WSFS Financial Corporation	12.06%	12.14%	(0.08)%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	10.40%	10.46%	(0.06)%
WSFS Financial Corporation	10.44%	10.49%	(0.05)%
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
During the six months ended June 30, 2020, cash and cash equivalents increased $384.0 million to $955.8 million from $571.8 million as of December 31, 2019. Cash provided by operating activities was $80.4 million, primarily reflecting the cash impact of earnings and gains of $24.7 million from the sale of debt and equity securities (including Visa Class B shares), offset by a $26.3 million increase in net activity for loans held for sale during the six months ended June 30, 2020. Additionally, to avoid limitations on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity tier 1 capital on top of each of the risk-based capital ratios. Cash used in investing activities was $0.9 billion due to $839.6 million from increased lending activity related to PPP loans and net purchases of debt securities of $302.7 million, offset by proceeds of $109.6 million from sales of debt securities and net proceeds of $85.9 million from the sale of Visa Class B shares. Cash provided in financing activities was $1.2 billion, primarily due to a $1.5 billion net increase in deposits, as a result of the increase in customer funding discussed above, offset by $195.0 million for repayment of federal funds purchased, $38.7 million for repurchases of common stock under the previously announced stock repurchase plan and common stock dividends of $12.2 million.

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
The following table shows our nonperforming assets and past due loans at the dates indicated, which presents the portfolio segment totals at the amortized cost in accordance with our adoption of CECL at June 30, 2020, and at the unpaid principal balance under the incurred loss methodology at December 31, 2019:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Nonaccruing loans:
Commercial and industrial	$15,381	$11,031
Owner-occupied commercial	4,212	4,060
Commercial mortgages	1,148	1,626
Residential	3,118	4,490
Consumer	2,316	1,715
Total nonaccruing loans	26,175	22,922
Other real estate owned	4,153	2,605
Restructured loans(1)	14,550	14,281
Total nonperforming assets	$44,878	$39,808
Past due loans:
Commercial	$2,273	$2,968
Residential	175	437
Consumer (2)	6,153	12,745
Total past due loans	$8,601	$16,150
Ratio of allowance for credit losses to total loans and leases(3)	2.45%	0.56%
Ratio of nonaccruing loans to total gross loans and leases(4)	0.28	0.27
Ratio of nonperforming assets to total assets	0.33	0.32
Ratio of allowance for credit losses to nonaccruing loans	887	208
Ratio of allowance for credit losses to total nonperforming assets(5)	517	120
(1)Accruing loans only, which includes acquired nonimpaired loans. Nonaccruing Troubled Debt Restructurings (TDRs) are included in their respective categories of nonaccruing loans.
(2)Includes U.S. government guaranteed student loans with little risk of credit loss.
(3)Represents amortized cost basis for loans, leases and held-to-maturity securities.
(4)Total loans exclude loans held for sale and reverse mortgages.
(5)Excludes acquired impaired loans.

Nonperforming assets increased $5.1 million between December 31, 2019 and June 30, 2020. This increase was primarily the result of the move of one commercial relationship totaling approximately $7.3 million to non-accrual, partially offset by collection efforts, which includes both continued monthly payments and a few modest payoffs. The ratio of nonperforming assets to total assets was relatively flat as compared to December 31, 2019.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Beginning balance	$39,808	$47,675
Additions	18,155	40,142
Collections	(8,171)	(16,637)
Transfers to accrual	—	(1,120)
Charge-offs	(4,914)	(14,518)
Ending balance	$44,878	$55,542
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
In response to the COVID-19 pandemic, the CARES Act was enacted to provide certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and automatic forbearance. During the second quarter of 2020, through the date of this Quarterly Report on Form 10-Q, we modified approximately $2.1 billion of loans and leases to provide our customers this monetary relief, most of which was short-term in duration. These modified loans are not reflected in our nonperforming assets described above.
INTEREST RATE SENSITIVITY

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. We rely primarily on our asset/liability structure to control interest rate risk.

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At June 30, 2020, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $942.9 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 117.92% at June 30, 2020 compared with 95.02% at December 31, 2019. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 6.95% at June 30, 2020 compared with (2.06)% at December 31, 2019.

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

The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	12.3%	17.83%	5.8%	18.97%
+200	8.1%	17.32%	4.0%	19.18%
+100	3.9%	16.51%	2.0%	19.23%
+50	1.9%	15.99%	1.0%	19.14%
+25	1.0%	15.70%	0.5%	19.06%
—	—%	15.41%	—%	18.97%
-25	(0.9)%	15.08%	(0.5)%	18.85%
-50	(1.0)%	14.89%	(0.9)%	18.72%
-100	(1.0)%	14.83%	(2.4)%	18.30%
'-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF
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

RESULTS OF OPERATIONS
Three months ended June 30, 2020: For the three months ended June 30, 2020, there was a net loss of $7.1 million compared to net income of $36.2 million for the three months ended June 30, 2019.
•Net interest income decreased $9.5 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a lower interest rate environment and a decrease in purchase accounting accretion, partially offset by the positive impact of PPP income. See “Net Interest Income” for further information.
•Our provision for credit losses for the three months ended June 30, 2020 increased $82.6 million compared to the three months ended June 30, 2019, primarily due to the COVID-19 pandemic and its continued impact on the economic forecast used in our CECL modeling. The main drivers for the increased provision for the three months ended June 30, 2020 were loan migration that occurred during the quarter in several specific portfolios as well as additional deterioration in our economic forecast model. See “Provision/Allowance for Credit Losses” for further information.
•Noninterest income for the three months ended June 30, 2020 increased $21.5 million compared to the three months ended June 30, 2019, primarily due to the gain recognized on the sale of Visa Class B shares. See “Noninterest (Fee) Income” for further information.
•Noninterest expense decreased $14.4 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, as net corporate development and restructuring costs related to our acquisition of Beneficial decreased by $13.0 million and other operating costs (which includes occupancy, equipment, data processing and operations expenses) decreased by $4.8 million, partially offset by an increase of $3.2 million for unfunded commitment reserves. See “Noninterest Expense” for further information.
Six months ended June 30, 2020: For the six months ended June 30, 2020, net income was $3.8 million compared to $49.2 million for the six months ended June 30, 2019.
•Net interest income increased $23.4 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a full six month impact of the Beneficial acquisition in the current period, in addition to the positive impact of PPP loans in the current quarter. See “Net Interest Income” for further information.
•Our provision for credit losses for the six months ended June 30, 2020 increased $131.6 million compared to the six months ended June 30, 2019, primarily due to the COVID-19 pandemic and its continued impact on the economic forecast used in our CECL modeling. See “Provision/Allowance for Credit Losses” for further information.
•Noninterest income for the six months ended June 30, 2020 increased $21.2 million compared to the six months ended June 30, 2019, primarily due to the sale of our Visa Class B shares, as described above, and growth across most of our business lines with the full impact of the Beneficial acquisition during the six months ended June 30, 2020, offset by lower net unrealized gains of $4.2 million on our equity investments during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. See “Noninterest (Fee) Income” for further information.
•Noninterest expense decreased $23.5 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, as net corporate development and restructuring costs related to our acquisition of Beneficial decreased by $42.7 million, partially offset by $9.3 million of higher employee-related costs to support organic and merger-related growth, $5.0 million increase in other operating costs (which includes occupancy, equipment, data processing and operations expenses, and the contribution to WSFS Community Foundation) and $4.2 million of higher professional fees. See “Noninterest Expense” for further information.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial real estate loans	$2,841,231	$31,230	4.42%	$2,857,091	$45,458	6.38%
Residential loans	933,854	13,679	5.86	1,102,362	15,359	5.57
Commercial loans and leases	4,291,301	53,390	5.01	3,571,559	51,798	5.83
Consumer loans	1,124,742	13,065	4.67	1,126,385	15,958	5.68
Loans held for sale	92,252	896	3.91	37,728	428	4.55
Total loans and leases	9,283,380	112,260	4.87	8,695,125	129,001	5.96
Mortgage-backed securities(3)	2,048,357	12,549	2.45	1,653,582	12,229	2.96
Investment securities(3)	130,671	1,009	3.82	146,064	1,030	3.39
Other interest-earning assets	220,801	65	0.12	89,145	643	2.89
Total interest-earning assets	11,683,209	$125,883	4.34%	10,583,916	$142,903	5.43%
Allowance for credit losses	(156,576)			(46,719)
Cash and due from banks	108,463			112,657
Cash in non-owned ATMs	319,154			364,236
Bank-owned life insurance	29,965			56,332
Other noninterest-earning assets	1,036,500			1,052,544
Total assets	$13,020,715			$12,122,966
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,213,369	$882	0.16%	$2,029,361	$2,163	0.43%
Money market	2,262,737	2,311	0.41	1,936,112	4,932	1.02
Savings	1,681,587	877	0.21	1,657,790	2,009	0.49
Customer time deposits	1,242,730	4,954	1.60	1,476,763	5,100	1.39
Total interest-bearing customer deposits	7,400,423	9,024	0.49	7,100,026	14,204	0.80
Brokered certificates of deposit	286,655	808	1.13	307,514	1,919	2.50
Total interest-bearing deposits	7,687,078	9,832	0.51	7,407,540	16,123	0.87
Federal Home Loan Bank advances	106,694	625	2.36	134,151	806	2.41
Trust preferred borrowings	67,011	484	2.90	67,011	717	4.29
Senior debt	98,681	1,180	4.78	98,464	1,180	4.79
Other borrowed funds(4)	25,580	6	0.09	161,903	845	2.09
Total interest-bearing liabilities	7,985,044	$12,127	0.61%	7,869,069	$19,671	1.00%
Noninterest-bearing demand deposits	2,882,999			2,126,640
Other noninterest-bearing liabilities	311,697			315,108
Stockholders’ equity	1,842,525			1,812,302
Noncontrolling interest	(1,550)			(153)
Total liabilities and stockholders’ equity	$13,020,715			$12,122,966
Excess of interest-earning assets over interest-bearing liabilities	$3,698,165			$2,714,847
Net interest and dividend income		$113,756			$123,232
Interest rate spread			3.73%			4.43%
Net interest margin			3.93%			4.68%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

	Six months ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial real estate loans	$2,825,049	$65,522	4.66%	$2,416,011	$73,978	6.17%
Residential loans	963,131	27,219	5.65	817,109	22,958	5.62
Commercial loans and leases	3,912,464	109,084	5.62	3,214,989	91,032	5.72
Consumer loans	1,127,483	28,000	4.99	985,248	27,425	5.61
Loans held for sale	81,068	1,637	4.06	29,153	725	5.01
Total loans and leases	8,909,195	231,462	5.23	7,462,510	216,118	5.85
Mortgage-backed securities(3)	2,003,997	25,768	2.57	1,545,968	22,695	2.94
Investment securities(3)	130,896	1,935	3.61	147,587	2,074	3.40
Other interest-earning assets	148,578	573	0.78	84,108	1,593	3.82
Total interest-earning assets	11,192,666	$259,738	4.68%	9,240,173	$242,480	5.31%
Allowance for credit losses	(120,816)			(43,593)
Cash and due from banks	124,129			110,231
Cash in non-owned ATMs	327,314			395,920
Bank-owned life insurance	30,059			45,754
Other noninterest-earning assets	1,036,767			870,940
Total assets	$12,590,119			$10,619,425
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,149,299	$2,779	0.26%	$1,708,010	$3,899	0.46%
Money market	2,207,861	6,400	0.58	1,792,371	8,771	0.99
Savings	1,627,901	2,621	0.32	1,304,443	2,881	0.45
Customer time deposits	1,274,081	10,610	1.67	1,226,003	8,364	1.38
Total interest-bearing customer deposits	7,259,142	22,410	0.62	6,030,827	23,915	0.80
Brokered certificates of deposit	258,539	2,059	1.60	260,854	3,150	2.44
Total interest-bearing deposits	7,517,681	24,469	0.65	6,291,681	27,065	0.87
Federal Home Loan Bank advances	138,376	1,455	2.11	268,311	3,396	2.55
Trust preferred borrowings	67,011	1,070	3.21	67,011	1,443	4.34
Senior debt	98,654	2,359	4.78	98,437	2,359	4.79
Other borrowed funds(4)	86,918	479	1.11	167,547	1,671	2.01
Total interest-bearing liabilities	7,908,640	$29,832	0.76%	6,892,987	$35,934	1.05%
Noninterest-bearing demand deposits	2,524,755			1,948,594
Other noninterest-bearing liabilities	318,941			288,703
Stockholders’ equity	1,839,013			1,489,241
Noncontrolling interest	(1,230)			(100)
Total liabilities and stockholders’ equity	$12,590,119			$10,619,425
Excess of interest-earning assets over interest-bearing liabilities	$3,284,026			$2,347,186
Net interest and dividend income		$229,906			$206,546
Interest rate spread			3.92%			4.26%
Net interest margin			4.14%			4.52%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

Three months ended June 30, 2020: During the three months ended June 30, 2020, net interest income decreased $9.5 million from the three months ended June 30, 2019 primarily due to the lower rate environment and a $3.7 million decrease in purchase accounting accretion, partially offset by $4.8 million of net interest income from PPP loans which included $3.1 million of fee accretion. Net interest margin was 3.93% for the second quarter of 2020, a 75 basis points decrease compared to 4.68% for the second quarter of 2019 due to the lower interest rate environment, lower purchase accounting accretion, impact of PPP loans and asset mix from the significant short-term liquidity increase in customer deposits.
Six months ended June 30, 2020: During the six months ended June 30, 2020, net interest income increased $23.4 million from the six months ended June 30, 2019 due to a full six month impact of the Beneficial acquisition in the current year and the impact of net interest income from PPP loans described above. Net interest margin was 4.14% for the six months ended June 30, 2020, a 38 basis points decrease compared to 4.52% for the six months ended June 30, 2019 due to higher purchase accounting accretion partially offset by the current significantly lower interest rate environment and expected margin compression due to Beneficial's lower-margin balance sheet.
Provision/Allowance for Credit Losses
During the six months ended June 30, 2020, we adopted the CECL method of accounting for loans and leases, and our held-to-maturity debt securities portfolio, which considers forward-looking information when establishing reserves for credit losses. We maintain the allowance for credit losses at an appropriate level based on our assessment of estimable and expected losses in the loan portfolio. Our allowance for credit losses is based on our historical loss experience that includes the inherent risk of our loans and various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations. Further, regional and national economic forecasts are considered in our expected credit losses. Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments.
The provision for credit losses was $94.8 million for the three months ended June 30, 2020, an increase of $82.6 million from the three months ended June 30, 2019. For the six months ended June 30, 2020, the provision for credit losses was $151.4 million, an increase of $131.6 million from the six months ended June 30, 2019. These increases were primarily due to acute deterioration in the economic forecast used in our CECL models related to the COVID-19 pandemic, and loan migration that occurred during the quarter in several specific portfolios, mainly in the accommodation and food service industries.
The allowance for credit losses increased to $232.2 million at June 30, 2020 from $47.6 million at December 31, 2019. Of this increase, $35.9 million was due to our adoption of CECL as of January 1, 2020 and $151.4 million was due to the additional provision for credit losses during the six months ended June 30, 2020. The ratio of allowance for credit losses to total loans and leases was 2.45% at June 30, 2020 and 0.56% at December 31, 2019. The ratio of net charge-offs to average gross loans net of unearned income, which excludes loans held for sale and reverse mortgages, was 0.06% (annualized) and 0.22% at June 30, 2020 and December 31, 2019, respectively. The allowance for credit losses was 887% of nonaccruing loans at June 30, 2020, compared to 121% at June 30, 2019. See Note 7 to the unaudited Consolidated Financial Statements for further information.
Noninterest (Fee) Income
Three months ended June 30, 2020: During the three months ended June 30, 2020, noninterest (fee) income was $64.4 million, an increase of $21.5 million from $42.9 million during the three months ended June 30, 2019, and includes an increase of $21.0 million in the amount of net realized and unrealized gains on equity investments, as described above. Excluding this increase, noninterest income increased $0.5 million primarily due to an increase of $5.6 million in mortgage banking activities, partially offset by a $4.4 million decrease in Cash Connect® due to the impact of a lower interest rate environment, and a $1.2 million decrease in traditional banking-related fee income as a result of lower fees due to the higher average customer balances.
Six months ended June 30, 2020: During the six months ended June 30, 2020, noninterest (fee) income was $105.2 million, an increase of $21.2 million from $84.0 million during the six months ended June 30, 2019, and includes an increase of $17.9 million in the amount of net realized and unrealized gain on equity investments, as described above. Excluding this increase, noninterest income increased $3.4 million primarily due to an increase of $7.0 million in mortgage banking activities, a $2.5 million increase in securities gains, net, and a $1.4 million increase in fiduciary and investment management income. These increases were partially offset by a $4.5 million decrease in Cash Connect®, as described above, a $2.5 million decrease in other income, and a $1.0 million decrease in deposit service charges due to lower transaction volume in the current period as a result of the COVID-19 pandemic.
For further information, see Note 3 to the unaudited Consolidated Financial Statements.

Noninterest Expense
Three months ended June 30, 2020: Noninterest expense for the three months ended June 30, 2020 was $93.4 million, a decrease of $14.4 million from $107.8 million for the three months ended June 30, 2019. Excluding a decrease of $13.0 million in net corporate development and restructuring costs related to our acquisition of Beneficial, noninterest expense decreased $1.4 million from the three months ended June 30, 2019. This decrease includes $4.8 million of lower operating costs and occupancy costs, including spend on travel and entertainment due to COVID-19, offset by an increases of $3.2 million in unfunded commitment reserve expense and the COVID-19 and PPP related costs described above.
Six months ended June 30, 2020: Noninterest expense for the six months ended June 30, 2020 was $181.9 million, a decrease of $23.5 million from $205.4 million for the six months ended June 30, 2019. Excluding a decrease of $42.7 million in net corporate development and restructuring costs related to our acquisition of Beneficial, and a $3.0 million contribution to the WSFS Community Foundation during the first quarter of 2020, noninterest expense increased $16.2 million compared to the six months ended June 30, 2019. This increase was primarily due to a $9.3 million increase in salaries, benefits, and other compensation, a $4.2 million increase in professional fees, and an increase of $3.4 million in unfunded commitment reserve expense
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax benefit of $2.2 million and $1.0 million during the three and six months ended June 30, 2020, respectively, compared to income tax expense of $10.1 million and $16.4 million for the same periods in 2019.
Our effective tax rate was 22.3% and (53.4)% for the three and six months ended June 30, 2020, respectively, compared to 21.9% and 25.1% for the same periods in 2019. The effective tax rate for the six months ended June 30, 2020 decreased primarily due to nondeductible expenses associated with the acquisition of Beneficial incurred during the first quarter of 2019. Nondeductible acquisition costs of $8.2 million were recognized during the first quarter of 2019, whereas none were incurred in the comparable period in 2020. In addition, we recognized $1.8 million in tax benefits during the six months ended June 30, 2020 related to tax law changes contained in the CARES Act (see "Recent Regulatory Developments"), related to the ability to carry back certain acquired net operating losses to prior years where the statutory tax rate was higher than the current statutory tax rate. Finally, the tax benefit related to stock-based compensation activity during the six months ended June 30, 2020 pursuant to ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation (Topic 718), decreased compared to the prior year. During the three and six months ended June 30, 2020, a $0.2 million tax expense and a less than $0.1 million tax benefit was recognized, respectively, compared to a tax benefit of $1.2 million and $1.3 million for the same periods in 2019.
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

Contractual Obligations
Our contractual obligations at June 30, 2020 did not significantly change from our contractual obligations at December 31, 2019, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

(Dollars and share amounts in thousands, except per share amounts)	June 30, 2020	December 31, 2019
Stockholders’ equity	$1,823,669	$1,850,306
Less: Goodwill and other intangible assets	562,515	568,745
Tangible common equity (numerator)	$1,261,154	$1,281,561
Shares of common stock outstanding (denominator)	50,660	51,567
Book value per share of common stock	$36.00	$35.88
Goodwill and other intangible assets	11.11	11.03
Tangible book value per share of common stock	$24.89	$24.85

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
Critical accounting estimates at June 30, 2020 did not significantly change from our critical accounting estimates at March 31, 2020 and December 31, 2019, which are disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, and Annual Report on Form 10-K for the year ended December 31, 2019, respectively.

RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at June 30, 2020 did not significantly change from our recent regulatory developments at December 31, 2019, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.
Coronavirus Aid, Relief, and Economic Security (CARES) Act
On March 27, 2020, the CARES Act was enacted, providing wide ranging economic relief for individuals and businesses impacted by COVID-19. Among other things, the statute created the Paycheck Protection Program (PPP) and funded it with $349 billion. The PPP is a stimulus response to the potential economic impacts of COVID-19, and its purpose is to provide forgivable loans to smaller businesses that use the proceeds of the loans for payroll and certain other qualifying expenses. The Small Business Administration (SBA) manages and backs the PPP. If a loan is fully forgiven, SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by SBA.

On April 6, 2020, WSFS Bank began participating in the PPP, We processed PPP loan applications until April 16, 2020, when the SBA announced that it had exhausted the $349 billion appropriated in the CARES Act, and stopped accepting PPP applications. On April 24, 2020, the President signed into law the Paycheck Protection Program and Health Care Enhancement Act, which supplemented certain programs established by the CARES Act and provided $310 billion in additional funding for the PPP. During the second quarter of 2020, we provided nearly $1.0 billion in PPP loans for more than 5,400 new and existing WSFS Customers. The statute did not change the PPP loan application deadline of June 30, 2020, set by the CARES Act.

We are also providing a number of customer relief programs in our commercial and retail portfolios, such as payment deferrals or interest only payments on loans and leases, disaster assistance, and waiving minimum deposit balance and direct deposit requirements as well as early withdrawal penalties for CDs or IRAs. Additionally, we are offering new lines of credit or increases to existing lines of credit and increased remote deposit limits for those individuals and businesses impacted by COVID-19. During the second quarter of 2020, we have modified approximately $2.1 billion of loans and leases to provide our customers this monetary relief.

The CARES Act also provides us with an opportunity to carry back net operating losses (NOLs) arising from 2018, 2019 and 2020 to the prior five tax years. We have such NOLs reflected on our balance sheet as a portion of our current tax receivables, which were previously valued at the federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. Consequently, effective June 30, 2020, we have revalued the benefit from its NOLs to reflect a 35% tax rate.

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

Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are indexed to LIBOR. As of June 30, 2020, the Company had approximately $1.7 billion of loans and $901.2 million of derivatives that are utilized for customer guarantees, indexed to LIBOR, that mature after 2021. In addition, the Company had approximately $167.0 million of debt securities outstanding that are indexed to LIBOR (either currently or in the future) as of June 30, 2020. The Company has one investment security totaling $0.5 million, and no repurchase and resale agreements or FHLB advances indexed to LIBOR as of June 30, 2020.

Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through, and potentially beyond, the end of 2021. A cross-functional team from Finance, Lending, Risk and IT is leading our efforts to monitor this activity and evaluate the related risks and potential process changes arising from the transition from LIBOR. We have completed our initial assessment efforts, including our internal risk assessment procedures, and the cross-functional team is working towards the migration of our existing contracts and system implementation.

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

(b)Changes in internal control over financial reporting. During the three months ended June 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is incorporated herein by reference to the information provided in Note 19 – Legal and Other Proceedings to the unaudited Consolidated Financial Statements.

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
Federal, state and local governments have enacted various restrictions in an attempt to limit the spread of COVID-19. Such measures have disrupted economic activity and contributed to job losses and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve Board has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act.
The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Beginning April 6, 2020, we began processing loan applications under the Paycheck Protection Program (PPP) created under the CARES Act. All of the federal banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. We are also making a high level of loan modifications under our deferred payment program. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain.
The continuation of the economic effects of the COVID-19 pandemic have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and has led to an economic recession and a significant decrease in consumer confidence and business generally. The continuation of these conditions (including whether due to a resurgence or a second wave of COVID-19 infections, particularly as the geographic areas in which we operate begin to re-open), as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, has adversely affected our results of operations and financial condition, and have and can be expected to further adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events have had, and/or can be expected to continue to have, the following effects, among other things:
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
•create stress on our operations and systems associated with our participation in the PPP as a result of high demand and volume of applications;
•result in increased compliance risk as we become subject to new regulatory and other requirements, including new and changing guidance, associated with the PPP and other new programs in which we participate;
•impair the ability of loan guarantors to honor commitments;
•negatively impact our regulatory capital ratios;
•negatively impact the productivity and availability of key personnel and other Associates necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and

•increase cyber and payment fraud risk and other operational risks, given increased online and remote activity, which may adversely affect the realization of the anticipated benefits of our Delivery Transformation initiative.
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
Our loan portfolio includes loans that are in forbearance but which are not classified as TDRs because they were current at the time forbearance began. When the forbearance periods end, we may be required to classify a substantial portion of these loans as problem loans.
Our results of operations have been adversely affected by the factors described above. For example, in the quarter ended June 30, 2020 these factors caused a substantial increase in our provision for credit losses and the amount of our problem loans. While the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, nor the pace of economic recovery when the COVID-19 pandemic subsides, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 is likely to result in an adverse effect on our business, financial condition and results of operations in future periods, and may heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

During the first quarter of 2020, the Board of Directors approved a new share repurchase program authorizing the repurchase of 7,594,977 shares, or 15% of outstanding shares as of March 31, 2020; however, we have temporarily suspended all share repurchases until we have a clearer long-term view on the impact of COVID-19 on the economy and our performance. During the three months ended June 30, 2020, no repurchases of shares of common stock were made under the Company's new share repurchase program.

(1)

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2019.
3.2	Amended and Restated Bylaws of WSFS Financial Corporation is incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on November 21, 2014.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: August 7, 2020	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)