Form 10-Q
period 2020-09-30
WSFS FINANCIAL CORP
filed 2020-11-04
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 50,402,351 shares as of October 31, 2020.

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
•possible additional loan losses and impairment of the collectability of loans, particularly as a result of the COVID-19 pandemic and the policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, including its automatic loan forbearance provisions and the Company's Paycheck Protection Program (PPP) lending activities;
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
•the Company’s ability to comply with applicable capital and liquidity requirements (including the effect of the transition to the Current Expected Credit Losses (CECL) methodology for allowances and related adjustments), including its ability to generate liquidity internally or raise capital on favorable terms;
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
•the intention of the United Kingdom's Financial Conduct Authority (FCA) to cease support of London Inter-Bank Offered Rate (LIBOR) and the transition to an alternative reference interest rate, including methodologies for calculating the rate that are different from the LIBOR methodology and changed language for existing and new floating or adjustable rate contracts;
•the success of the Company's growth plans, including its plans to grow the commercial small business leasing portfolio and residential mortgage, small business and Small Business Administration (SBA) portfolios;
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
•the Company’s ability to recruit and retain key Associates;
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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in thousands, except per share and share data)	(Unaudited)
Interest income:
Interest and fees on loans and leases	$110,195	$124,800	$341,657	$340,918
Interest on mortgage-backed securities	11,686	12,989	37,454	35,684
Interest and dividends on investment securities:
Taxable	435	29	552	79
Tax-exempt	830	939	2,648	2,963
Other interest income	224	2,505	797	4,098
	123,370	141,262	383,108	383,742
Interest expense:
Interest on deposits	8,346	16,851	32,815	43,916
Interest on Federal Home Loan Bank advances	445	1,099	1,900	4,495
Interest on senior debt	1,179	1,179	3,538	3,538
Interest on federal funds purchased	—	602	471	2,194
Interest on trust preferred borrowings	347	693	1,417	2,136
Interest on other borrowings	5	5	13	84
	10,322	20,429	40,154	56,363
Net interest income	113,048	120,833	342,954	327,379
Provision for credit losses	2,716	4,121	154,116	23,970
Net interest income after provision for credit losses	110,332	116,712	188,838	303,409
Noninterest income:
Credit/debit card and ATM income	7,251	13,115	27,916	38,307
Investment management and fiduciary income	13,266	10,459	35,157	30,988
Deposit service charges	4,772	6,139	14,594	16,988
Mortgage banking activities, net	11,507	3,152	23,472	8,090
Loan and lease fee income	1,165	823	3,381	2,358
Securities gains, net	3,322	—	5,923	78
Unrealized gains on equity investments, net	104	21,344	761	26,175
Realized gain on sale of equity investment	—	—	22,052	—
Bank owned life insurance income	591	277	1,011	877
Other income	7,193	7,037	20,126	22,478
	49,171	62,346	154,393	146,339
Noninterest expense:
Salaries, benefits and other compensation	48,772	48,914	142,875	133,669
Occupancy expense	8,152	9,085	24,114	24,262
Equipment expense	5,678	5,564	16,401	14,997
Data processing and operations expenses	3,198	3,861	9,337	10,180
Professional fees	4,611	3,180	13,634	7,967
Marketing expense	1,451	1,373	3,617	4,910
Loss on early extinguishment of debt	2,280	—	2,280	—
FDIC expenses	829	(227)	1,080	1,435
Loan workout and other credit costs	1,422	846	6,462	2,537
Corporate development expense	428	10,517	4,570	51,090
Restructuring expense	—	8,360	—	14,603
Other operating expense	16,719	18,088	51,101	49,351
	93,540	109,561	275,471	315,001
Income before taxes	65,963	69,497	67,760	134,747
Income tax provision	15,140	15,902	14,181	32,253
Net income	$50,823	$53,595	$53,579	$102,494
Less: Net loss attributable to noncontrolling interest	(322)	(287)	(1,382)	(611)
Net income attributable to WSFS	$51,145	$53,882	$54,961	$103,105
Earnings per share:
Basic	$1.01	$1.02	$1.08	$2.13
Diluted	$1.01	$1.02	$1.08	$2.12
Weighted average shares of common stock outstanding:
Basic	50,665,359	52,863,202	50,801,777	48,381,338
Diluted	50,684,493	53,054,368	50,832,085	48,668,460

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in thousands)	(Unaudited)		(Unaudited)
Net income	$50,823	$53,595	$53,579	$102,494
Less: Net loss attributable to noncontrolling interest	(322)	(287)	(1,382)	(611)
Net income attributable to WSFS	51,145	53,882	54,961	103,105
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(1,097), $2,911, $14,610 and $14,565, respectively	(3,474)	9,268	46,264	46,124
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $797, $—, $1,421, and $19, respectively	(2,525)	—	(4,501)	(59)
	(5,999)	9,268	41,763	46,065
Net change in securities held-to-maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $12, $22, $50, and $78, respectively	(39)	(70)	(161)	(247)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax benefit of $8, $11, $15, and $66, respectively	(25)	(35)	(47)	(210)
Pension settlement, net of tax expense of $—, $—, $67, and $—, respectively	—	—	212	—
	(25)	(35)	165	(210)
Net change in cash flow hedge
Net unrealized gain arising during the period, net of tax expense of $—, $116, $493, and $633, respectively	—	368	1,560	2,005
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $36, $—, $71, and $—, respectively	(113)	—	(224)	—
	(113)	368	1,336	2,005
Net change in equity method investments
Net change in other comprehensive loss of equity method investments, net of tax benefit of $3, $—, $3, and $—, respectively	(9)	—	(9)	—
Total other comprehensive (loss) income	(6,185)	9,531	43,094	47,613
Total comprehensive income	$44,960	$63,413	$98,055	$150,718
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2020	December 31, 2019
(Dollars in thousands, except per share and share data)	(Unaudited)
Assets:
Cash and due from banks	$714,062	$164,021
Cash in non-owned ATMs	347,462	407,524
Interest-bearing deposits in other banks including collateral (restricted cash) of $11,110 at September 30, 2020 and $0 December 31, 2019, respectively	11,396	207
Total cash, cash equivalents, and restricted cash	1,072,920	571,752
Investment securities, available-for-sale (amortized cost of $2,244,541 at September 30, 2020 and $1,909,483 at December 31, 2019	2,334,922	1,944,914
Investment securities, held-to-maturity, net of allowance for credit losses of $7 at September 30, 2020 (fair value $118,113 at September 30, 2020 and $136,625 at December 31, 2019)	113,609	133,601
Other investments	10,436	70,046
Loans, held for sale at fair value	152,453	83,872
Loans and leases, net of allowance for credit losses of $232,726 at September 30, 2020 and $47,576 at December 31, 2019	9,102,332	8,424,464
Bank owned life insurance	31,717	30,294
Stock in Federal Home Loan Bank of Pittsburgh at cost	6,497	21,097
Other real estate owned	3,000	2,605
Accrued interest receivable	42,801	38,094
Premises and equipment	96,554	104,465
Goodwill	472,828	472,828
Intangible assets	86,978	95,917
Other assets	303,061	262,353
Total assets	$13,830,108	$12,256,302
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$3,196,967	$2,189,573
Interest-bearing	8,194,378	7,397,284
Total deposits	11,391,345	9,586,857
Federal funds purchased	—	195,000
Federal Home Loan Bank advances	16,751	112,675
Trust preferred borrowings	67,011	67,011
Senior debt	98,768	98,605
Other borrowed funds	21,764	15,997
Accrued interest payable	8,522	3,103
Other liabilities	364,645	327,563
Total liabilities	11,968,806	10,406,811
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 57,546,564 at September 30, 2020 and 57,435,658 at December 31, 2019	576	575
Capital in excess of par value	1,051,627	1,049,064
Accumulated other comprehensive income	66,595	23,501
Retained earnings	923,651	917,377
Treasury stock at cost, 6,873,120 shares at September 30, 2020 and 5,868,772 shares at December 31, 2019	(178,950)	(140,211)
Total stockholders’ equity of WSFS	1,863,499	1,850,306
Noncontrolling interest	(2,197)	(815)
Total stockholders' equity	1,861,302	1,849,491
Total liabilities and stockholders' equity	$13,830,108	$12,256,302

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended September 30, 2020
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2019	57,435,658	$575	$1,049,064	$23,501	$917,377	$(140,211)	$1,850,306	$(815)	$1,849,491
Cumulative change in accounting principle (Note 2)	—	—	—	—	(30,368)	—	(30,368)	—	(30,368)
Balance, January 1, 2020 (as adjusted for change in accounting principle)	57,435,658	575	1,049,064	23,501	887,009	(140,211)	1,819,938	(815)	1,819,123
Net income (loss)	—	—	—	—	54,961	—	54,961	(1,382)	53,579
Other comprehensive income	—	—	—	43,094	—	—	43,094	—	43,094
Cash dividend, $0.36 per share	—	—	—	—	(18,319)	—	(18,319)	—	(18,319)
Issuance of common stock including proceeds from exercise of common stock options	110,906	1	1,358	—	—	—	1,359	—	1,359
Stock-based compensation expense	—	—	1,954	—	—	—	1,954	—	1,954
Repurchases of common shares (1)	—	—	(749)	—	—	(38,739)	(39,488)	—	(39,488)
Balance, September 30, 2020	57,546,564	$576	$1,051,627	$66,595	$923,651	$(178,950)	$1,863,499	$(2,197)	$1,861,302

	Three Months Ended September 30, 2020
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, June 30, 2020	57,533,236	$576	$1,050,678	$72,780	$878,585	$(178,950)	$1,823,669	$(1,875)	$1,821,794
Net income (loss)	—	—	—	—	51,145	—	51,145	(322)	50,823
Other comprehensive loss	—	—	—	(6,185)	—	—	(6,185)	—	(6,185)
Cash dividend, $0.12 per share	—	—	—	—	(6,079)	—	(6,079)	—	(6,079)
Issuance of common stock including proceeds from exercise of common stock options	13,328	—	368	—	—	—	368	—	368
Stock-based compensation expense	—	—	660	—	—	—	660	—	660
Repurchases of common shares (2)	—	—	(79)	—	—	—	(79)	—	(79)
Balance, September 30, 2020	57,546,564	$576	$1,051,627	$66,595	$923,651	$(178,950)	$1,863,499	$(2,197)	$1,861,302
(1)Repurchase of common stock includes 1,004,348 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 24,884 shares withheld to cover tax liabilities.
(2)Repurchase of common stock includes 2,353 shares withheld to cover tax liabilities.

	Nine Months Ended September 30, 2019
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2018	56,926,978	$569	$349,810	$(15,394)	$791,031	$(305,096)	$820,920	$—	$820,920
Net income (loss)	—	—	—	—	103,105	—	103,105	(611)	102,494
Other comprehensive income	—	—	—	47,613	—	—	47,613	—	47,613
Cash dividend, $0.35 per share	—	—	—	—	(16,208)	—	(16,208)	—	(16,208)
Issuance of common stock including proceeds from exercise of common stock options	484,843	6	7,334	—	—	—	7,340	—	7,340
Re-issuance of treasury stock in connection with the Beneficial merger and related items	—	—	687,897	—	—	262,071	949,968	76	950,044
Stock-based compensation expense	—	—	1,994	—	—	—	1,994	—	1,994
Repurchases of common shares (1)	—	—	—	—	—	(57,740)	(57,740)	—	(57,740)
Balance, September 30, 2019	57,411,821	$575	$1,047,035	$32,219	$877,928	$(100,765)	$1,856,992	$(535)	$1,856,457

	Three Months Ended September 30, 2019
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, June 30, 2019	57,239,683	$573	$1,043,065	$22,688	$830,397	$(60,112)	$1,836,611	$(223)	$1,836,388
Net income (loss)	—	—	—	—	53,882	—	53,882	(287)	53,595
Other comprehensive income	—	—	—	9,531	—	—	9,531	—	9,531
Cash dividend, $0.12 per share	—	—	—	—	(6,351)	—	(6,351)	—	(6,351)
Issuance of common stock including proceeds from exercise of common stock options	172,138	2	3,211	—	—	—	3,213	—	3,213
Beneficial merger and related items	—	—	—	—	—	—	—	(25)	(25)
Stock-based compensation expense	—	—	759	—	—	—	759	—	759
Repurchases of common shares (2)	—	—	—	—	—	(40,653)	(40,653)	—	(40,653)
Balance, September 30, 2019	57,411,821	$575	$1,047,035	$32,219	$877,928	$(100,765)	$1,856,992	$(535)	$1,856,457
(1)Repurchase of common stock includes 1,230,640 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 132,993 shares repurchased to cover taxes due on the consideration transferred in the Beneficial acquisition related to the vesting of unrestricted Beneficial stock awards.
(2)Repurchase of common stock includes 959,300 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
(Dollars in thousands)	(Unaudited)
Operating activities:
Net income	$53,579	$102,494
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	154,116	23,970
Depreciation of premises and equipment, net	11,322	11,139
Accretion of fees and discounts, net	(40,136)	(32,308)
Amortization of intangible assets	8,236	8,348
Amortization of right of use lease asset	9,267	19,842
Decrease in operating lease liability	(9,563)	(9,999)
Income from mortgage banking activities, net	(23,472)	(8,090)
Gain on sale of securities, net	(5,923)	(78)
(Gain) loss on sale of other real estate owned and valuation adjustments, net	(102)	63
Stock-based compensation expense	1,954	1,994
Unrealized gain on equity investments, net	(761)	(26,175)
Realized gain on sale of equity investment	(22,052)	—
Deferred income tax (benefit) expense	(36,541)	6,106
(Increase) decrease in accrued interest receivable	(4,707)	729
(Increase) decrease in other assets	(14,032)	8,582
Origination of loans held for sale	(663,371)	(325,103)
Proceeds from sales of loans held for sale	589,993	271,679
Increase in accrued interest payable	5,419	7,581
Increase in other liabilities	39,806	18,014
Increase in value of bank owned life insurance	(1,423)	(1,590)
Increase in capitalized interest, net	(2,755)	(2,698)
Net cash provided by operating activities	$48,854	$74,500
Investing activities:
Purchases of investment securities held to maturity	$(6,307)	$—
Repayments, maturities and calls of investment securities held-to-maturity	25,430	15,130
Sale of investment securities available-for-sale	198,855	602,467
Purchases of investment securities available-for-sale	(943,710)	(800,020)
Repayments of investment securities available-for-sale	408,989	170,646
Net proceeds from sale of Visa Class B shares	85,850	—
Proceeds from bank-owned life insurance surrender	—	59,710
Net (increase) decrease in loans	(792,881)	125,511
Net cash from business combinations	—	76,072
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(145,399)	(176,966)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	159,999	196,777
Sales of other real estate owned	2,014	1,866
Investment in premises and equipment	(3,480)	(10,701)
Sales of premises and equipment	69	71
Net cash (used in) provided by investing activities	$(1,010,571)	$260,563

	Nine Months Ended September 30,
	2020	2019
(Dollars in thousands)	(Unaudited)
Financing activities:
Net increase in demand and saving deposits	$1,948,026	$55,527
Decrease in time deposits	(132,767)	(81,783)
Decrease in brokered deposits	(5,002)	(161,892)
Receipts from FHLB advances	5,037,296	27,146,456
Repayments of FHLB advances	(5,133,220)	(27,109,246)
Receipts from federal funds purchased	8,030,475	21,475,000
Repayments of federal funds purchased	(8,225,475)	(21,632,975)
Cash dividend	(18,319)	(16,208)
Issuance of common stock including proceeds from exercise of common stock options	1,359	7,340
Repurchases of common shares	(39,488)	(57,740)
Net cash provided by (used in) financing activities	$1,462,885	$(375,521)
Increase (decrease) in cash, cash equivalents, and restricted cash	501,168	(40,458)
Cash, cash equivalents, and restricted cash at beginning of period	571,752	620,757
Cash, cash equivalents, and restricted cash at end of period	$1,072,920	$580,299
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34,735	$48,782
Income taxes	60,494	24,579
Non-cash information:
Loans transferred to other real estate owned	2,503	2,344
Loans transferred to portfolio from held-for-sale at fair value	24,180	19,278
Fair value of assets acquired, net of cash received	—	5,032,299
Fair value of liabilities assumed	—	5,108,371
Impact of ASC 842 Adoption:
Right of use asset	—	121,288
Lease liability	—	(132,346)
Impact of ASC 326 Adoption (Note 2):
Allowance for credit losses on held-to-maturity debt securities	(8)	—
Allowance for credit losses on loans and leases	(35,855)	—
Deferred tax assets	8,461	—
Allowance for credit losses on unfunded lending commitments	(2,966)	—
Retained earnings	30,368	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2019 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at September 30, 2020, except as described below:
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
Allowance for Credit Losses - Loans and Leases
The Company establishes its allowance in accordance with guidance provided in ASC 326, Financial Instruments - Credit Losses. The allowance for credit losses includes quantitative and qualitative factors that comprise management's current estimate of expected credit losses, including the Company's portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to qualitative adjustment factors, prepayment speeds and reasonable and supportable forecasts about future economic conditions.
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
Expected credit losses are net of expected recoveries and estimated over the contractual term, adjusted for expected prepayments. The contractual term excludes any extensions, renewals and modifications unless the Company has reasonable expectations at the reporting date that it will result in a troubled debt restructuring (TDR) or they are not unconditionally cancellable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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
The Company uses a third-party economic forecast to adjust the calculated historical loss rates of the portfolio segments. The Company's economic forecast considers the general health of the economy, the interest rate environment, real estate pricing and market risk. Our forecast extends out 6 quarters (the forecast period) and reverts to the historical loss rates on a straight-line basis over 4 quarters (the reversion period) as it believes this to be reasonable and supportable in the current environment. The economic forecast and reversion periods will be evaluated periodically by the Company and updated as appropriate.
The historical loss rates for commercial loans are estimated by determining the probability of default (PD) and expected loss given default (LGD). The probability of default is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for retail loans is calculated based solely on average net loss rates over the same look-back period. The current look-back period is 39 quarters which ensures historical loss rates are adequately considering losses within a full credit cycle.
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
Past Due and Nonaccrual Loans
Past due loans are defined as loans contractually past due 30 days or more as to principal or interest payments. Past due loans 90 days or more that remain in accrual status are considered well secured and in the process of collection.
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
For additional detail regarding unfunded lending commitments, see Note 16.

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

Accounting Guidance Pending Adoption at September 30, 2020

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

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Bailment fees	$3,311	$6,580	$11,472	$20,387
Interchange fees	3,267	6,234	14,514	17,073
Other card and ATM fees	673	301	1,930	847
Total credit/debit card and ATM income	$7,251	$13,115	$27,916	$38,307
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
Credit/debit card and ATM income also includes interchange fees. Interchange fees are paid by a merchant's bank to a bank that issued a debit or credit card used in a transaction to compensate the issuing bank for the value and benefit the merchant receives from accepting electronic payments. These revenue streams generate fee income at the time a transaction occurs and are recorded as revenue at the time of the transaction. Interchange income decreased quarter-to-date and year-to-date compared to 2019 as a result of the Durbin amendment (effective on July 1, 2020).
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Trust fees	$9,303	$6,632	$23,565	$19,884
Wealth management and advisory fees	3,963	3,827	11,592	11,104
Total investment management and fiduciary income	$13,266	$10,459	$35,157	$30,988
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Service fees	$3,116	$3,188	$9,246	$9,083
Return and overdraft fees	1,532	2,797	4,998	7,341
Other deposit service fees	124	154	350	564
Total deposit service charges	$4,772	$6,139	$14,594	$16,988
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
Other income
The following table presents the components of other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Managed service fees	$3,794	$3,628	$11,549	$10,195
Currency preparation	1,083	823	2,842	2,413
ATM loss protection	597	644	1,815	1,923
Miscellaneous products and services	1,719	1,942	3,920	7,947
Total other income	$7,193	$7,037	$20,126	$22,478
Other income consists of managed service fees, which are primarily courier fees related to cash management, currency preparation, ATM loss protection and other miscellaneous products and services offered by the Bank. These fees are primarily generated through monthly billings or at the time of the transaction. Miscellaneous products and services include gains from the sale of SBA loans, which were higher during the nine months ended September 30, 2019, and a non-recurring transfer of client accounts to a departing Wealth investment advisor in accordance with the buy-out provisions of the advisor's contract, which occurred during the nine months ended September 30, 2019.
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

See Note 15 for further information about the disaggregation of noninterest income by segment.

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income attributable to WSFS	$51,145	$53,882	$54,961	$103,105
Denominator:
Weighted average basic shares	50,665	52,863	50,802	48,381
Dilutive potential common shares	19	191	30	287
Weighted average fully diluted shares	$50,684	$53,054	$50,832	$48,668
Earnings per share:
Basic	$1.01	$1.02	$1.08	$2.13
Diluted	$1.01	$1.02	$1.08	$2.12
Outstanding common stock equivalents having no dilutive effect	29	1	18	1

5. INVESTMENTS
Debt Securities
The following tables detail the amortized cost, allowance for credit losses and the estimated fair value of the Company's investments in available-for-sale and held-to-maturity debt securities. None of the Company's investments in debt securities are classified as trading.

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
CMO	$417,162	$11,455	$84	$—	$428,533
FNMA MBS	1,393,291	61,809	192	—	1,454,908
FHLMC MBS	232,056	14,277	109	—	246,224
GNMA MBS	25,637	993	—	—	26,630
GSE agency notes	176,395	2,329	97	—	178,627
	$2,244,541	$90,863	$482	$—	$2,334,922
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$113,115	$4,504	$—	$7	$117,612
Foreign bonds	501	—	—	—	501
	$113,616	$4,504	$—	$7	$118,113
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at amortized cost basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized gains of $0.4 million at September 30, 2020, which are offset in Accumulated other comprehensive income. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss. See Note 2 for updated Significant Accounting Policies on held-to-maturity debt securities.

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
(1)Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized gains of $0.6 million at December 31, 2019, which are offset in Accumulated other comprehensive income.
The scheduled maturities of available-for-sale debt securities at September 30, 2020 and December 31, 2019 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2020 (1)
Within one year	$—	$—
After one year but within five years	32,729	34,393
After five years but within ten years	219,962	233,169
After ten years	1,991,850	2,067,360
	$2,244,541	$2,334,922
December 31, 2019 (1)
Within one year	$—	$—
After one year but within five years	22,136	22,207
After five years but within ten years	194,197	194,376
After ten years	1,693,150	1,728,331
	$1,909,483	$1,944,914
(1)Actual maturities could differ from contractual maturities.

The scheduled maturities of held-to-maturity debt securities at September 30, 2020 and December 31, 2019 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2020 (1)
Within one year	$1,152	$1,168
After one year but within five years	1,549	1,567
After five years but within ten years	32,533	33,763
After ten years	78,382	81,615
	$113,616	$118,113
December 31, 2019 (1)
Within one year	$2,649	$2,653
After one year but within five years	4,239	4,270
After five years but within ten years	35,288	35,967
After ten years	91,425	93,735
	$133,601	$136,625
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 2.1 years at September 30, 2020.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $1.6 billion and $1.1 billion were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of September 30, 2020 and December 31, 2019, respectively.
During the nine months ended September 30, 2020, the Company sold $198.9 million of debt securities categorized as available-for-sale, resulting in $5.9 million of realized gains and no realized losses. During the nine months ended September 30, 2019, the Company sold $602.5 million of debt securities categorized as available-for-sale, of which $578.8 million was related to the acquisition of Beneficial. The remaining $23.7 million resulted in realized gains of less than $0.1 million and no realized losses.
As of September 30, 2020 and December 31, 2019, the Company's debt securities portfolio had remaining unamortized premiums of $47.1 million and $15.1 million, respectively, and unaccreted discounts of $3.0 million and $4.1 million, respectively.
For debt securities in an unrealized loss position and an allowance has not been recorded, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at September 30, 2020.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$52,291	$84	$—	$—	$52,291	$84
FNMA MBS	74,281	189	4,380	3	78,661	192
FHLMC MBS	5,196	109	—	—	5,196	109
GSE agency notes	25,751	97	—	—	25,751	97
Total	$157,519	$479	$4,380	$3	$161,899	$482

For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at December 31, 2019.

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
At September 30, 2020, available-for-sale debt securities for which the amortized cost basis exceeded fair value totaled $161.9 million. Total unrealized losses on these securities were $0.5 million at September 30, 2020. The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of September 30, 2020.
At September 30, 2020, held-to-maturity debt securities had an amortized cost basis of $113.6 million. The held-to-maturity debt security portfolio primarily consists of highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of September 30, 2020, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$112,826	$501
Not rated	289	—
Ending balance	$113,115	$501
As a result of the adoption of ASC 326 on January 1, 2020, the Company reviewed its held-to-maturity debt securities for potential credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the nine months ended September 30, 2020:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
Allowance for credit losses:
Beginning balance	$—	$—
Impact of adoption ASC 326	8	—
Provision for credit losses	(1)	—
Charge-offs, net	—	—
Ending balance	$7	$—
Accrued interest receivable of $1.0 million as of September 30, 2020 for held-to-maturity debt securities was excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of September 30, 2020.

Equity Investments
The following tables detail the amortized cost, and the estimated fair value of the Company's equity investments, which are included in Other investments in the unaudited Consolidated Statements of Financial Condition.

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Equity Investments
Visa Class B shares(1)	$618	$185	$—	$803
Other equity investments(2)	11,279	—	1,646	9,633
	$11,897	$185	$1,646	$10,436

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Equity Investments
Visa Class B shares(1)	$15,716	$45,565	$—	$61,281
Other equity investments(2)	8,140	625	—	8,765
	$23,856	$46,190	$—	$70,046
(1)The Company recorded a net realized gain on sale of Visa Class B shares of $22.1 million during the nine months ended September 30, 2020, which is recorded in Realized gain on sale of equity investment in the Consolidated Statements of Income. The Company recorded unrealized gains on its remaining investment in Visa Class B shares of $0.2 million and $25.6 million during the nine months ended September 30, 2020 and 2019, respectively which is recorded in Unrealized gain on equity investment, net in the Consolidated Statements of Income.
(2)The Company recorded an impairment loss of $2.3 million in the investment of Spring EQ during the first quarter of 2020, which is recorded in Unrealized gain on equity investment, net in the Consolidated Statements of Income. There were no impairment losses recorded on the Company's equity investments during the nine months ended September 30, 2019. During the second quarter of 2020, the Company amended its agreement with Spring EQ in an exchange for additional equity interest. The additional equity interest in Spring EQ was valued at $2.4 million.

6. LOANS
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commercial and industrial(1)	$2,902,815	$2,046,798
Owner-occupied commercial	1,344,494	1,296,466
Commercial mortgages	2,167,508	2,222,976
Construction	666,317	581,082
Commercial small business leases	227,539	188,630
Residential(2)	857,494	1,016,500
Consumer(3)	1,168,891	1,128,731
	9,335,058	8,481,183
Less:
Deferred fees, net(4)	—	9,143
Allowance for credit losses	232,726	47,576
Net loans and leases	$9,102,332	$8,424,464
(1) Includes PPP loans of $954.2 million at September 30, 2020.
(2) Includes reverse mortgages at fair value of $12.5 million at September 30, 2020 and $16.6 million at December 31, 2019.
(3) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4) At September 30, 2020, deferred fees, net are included in portfolio segment totals to present the amortized cost basis in accordance with the adoption of CECL. At December 31, 2019, deferred fees, net are excluded from portfolio segment totals to present the unpaid principal balance under the incurred loss methodology.
Accrued interest receivable on loans and leases was $36.4 million and $31.5 million at September 30, 2020 and December 31, 2019, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following table provides the activity of allowance for credit losses and loan balances for the three and nine months ended September 30, 2020 under the CECL model in accordance with ASC 326 (as adopted on January 1, 2020):

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended September 30, 2020
Allowance for credit losses
Beginning balance	$144,225	$8,956	$38,397	$10,126	$9,171	$21,317	$232,192
Charge-offs	(2,254)	—	(4)	—	—	(374)	(2,632)
Recoveries	223	8	6	—	26	187	450
Provision (credit)	6,335	1,420	(4,140)	104	(743)	(260)	2,716
Ending balance	$148,529	$10,384	$34,259	$10,230	$8,454	$20,870	$232,726
Nine months ended September 30, 2020
Allowance for credit losses
Beginning balance, prior to adoption of ASC 326	$22,849	$4,616	$7,452	$3,891	$1,381	$7,387	$47,576
Impact of adopting ASC 326(4)	19,747	(1,472)	1,662	681	7,522	7,715	35,855
Charge-offs	(7,390)	(336)	(55)	—	(175)	(1,955)	(9,911)
Recoveries	4,038	133	38	5	141	735	5,090
Provision (credit)	109,285	7,443	25,162	5,653	(415)	6,988	154,116
Ending balance	$148,529	$10,384	$34,259	$10,230	$8,454	$20,870	$232,726
Period-end allowance allocated to:
Loans evaluated on an individual basis	$16	$—	$—	$—	$—	$—	$16
Loans evaluated on a collective basis	148,513	10,384	34,259	10,230	8,454	20,870	232,710
Ending balance	$148,529	$10,384	$34,259	$10,230	$8,454	$20,870	$232,726
Period-end loan balances:
Loans evaluated on an individual basis	$14,946	$5,132	$4,878	$83	$5,307	$2,503	$32,849
Loans evaluated on a collective basis	3,115,408	1,339,362	2,162,630	666,234	839,688	1,166,388	9,289,710
Ending balance	$3,130,354	$1,344,494	$2,167,508	$666,317	$844,995	$1,168,891	$9,322,559
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $12.5 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4)The impact of adopting ASC 326 includes $0.1 million for the initial allowance on loans purchased with credit deterioration.

The following table provides the activity of the allowance for loan and lease losses and loan balances for the three and nine months ended September 30, 2019 under the incurred loss model:

(Dollars in thousands)	Commercial and Industrial(1)	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer	Total
Three months ended September 30, 2019
Allowance for loan and lease losses
Beginning balance	$22,004	$4,480	$6,544	$2,984	$1,358	$7,994	$45,364
Charge-offs	(1,441)	(12)	2	—	(3)	(1,042)	(2,496)
Recoveries	297	4	120	2	(60)	319	682
Provision (credit)	3,595	23	97	(105)	43	327	3,980
Provision (credit) for acquired loans	49	9	(26)	—	(8)	117	141
Ending balance	$24,504	$4,504	$6,737	$2,881	$1,330	$7,715	$47,671
Nine months ended September 30, 2019
Allowance for loan losses
Beginning balance	$14,211	$5,057	$6,806	$3,712	$1,428	$8,325	$39,539
Charge-offs	(15,185)	(20)	(153)	(42)	(288)	(2,686)	(18,374)
Recoveries	858	85	547	4	(76)	1,118	2,536
Provision (credit)	24,286	(614)	(533)	(787)	118	656	23,126
Provision (credit) for acquired loans	334	(4)	70	(6)	148	302	844
Ending balance	$24,504	$4,504	$6,737	$2,881	$1,330	$7,715	$47,671
Period-end allowance allocated to:
Individually evaluated for impairment	$3,534	$156	$—	$—	$478	$180	$4,348
Collectively evaluated for impairment	20,969	4,269	6,690	2,873	813	7,534	43,148
Acquired loans individually evaluated for impairment	1	79	47	8	39	1	175
Ending balance	$24,504	$4,504	$6,737	$2,881	$1,330	$7,715	$47,671
Period-end loan balances:
Individually evaluated for impairment(3)	$21,135	$9,263	$2,325	$—	$12,031	$7,502	$52,256
Collectively evaluated for impairment	1,657,748	935,306	1,019,723	375,664	138,121	887,193	5,013,755
Acquired nonimpaired loans	605,804	322,030	1,237,282	138,251	876,089	241,633	3,421,089
Acquired impaired loans	1,664	6,809	12,655	487	7,655	2,545	31,815
Ending balance(4)	$2,286,351	$1,273,408	$2,271,985	$514,402	$1,033,896	$1,138,873	$8,518,915
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $17.7 million.
(3)The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans of $14.1 million for the period ending September 30, 2019. Accruing troubled debt restructured loans are considered impaired loans.
(4)Ending loan balances do not include net deferred fees.

The following table shows nonaccrual and past due loans presented at amortized cost at the date indicated under the CECL model:

	September 30, 2020
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$17,314	$1,040	$18,354	$3,097,310	$14,690	$3,130,354
Owner-occupied commercial	3,073	3,171	6,244	1,334,228	4,022	1,344,494
Commercial mortgages	15,290	1,399	16,689	2,149,167	1,652	2,167,508
Construction	2,799	—	2,799	663,518	—	666,317
Residential(3)	2,673	—	2,673	839,240	3,082	844,995
Consumer(4)	10,282	6,276	16,558	1,149,944	2,389	1,168,891
Total	$51,431	$11,886	$63,317	$9,233,407	$25,835	$9,322,559
% of Total Loans	0.55%	0.13%	0.68%	99.04%	0.28%	100%
(1)Nonaccrual loans with an allowance totaled $15 thousand.
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances excludes reverse mortgages at fair value of $12.5 million.
(4)Includes $15.0 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

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
(4)Balances in the table above include a total of $3.2 billion acquired non-impaired loans.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at September 30, 2020 under the CECL model:

	September 30, 2020
(Dollars in thousands)	Property	Equipment and other
Commercial and industrial(1)	$10,824	$3,866
Owner-occupied commercial	4,022	—
Commercial mortgages	1,652	—
Construction	—	—
Residential(2)	3,082	—
Consumer(3)	2,389	—
Total	$21,969	$3,866
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
Interest income of $0.5 million and $0.8 million was recognized on individually reviewed loans during the three and nine months ended September 30, 2020. Interest income of $0.2 million and $0.6 million was recognized on impaired loans during the three and nine months ended September 30, 2019.
As of September 30, 2020, there were 24 residential loans and 24 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $1.7 million and $13.1 million, respectively. As of December 31, 2019, there were 33 residential loans and 29 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $3.2 million and $9.5 million, respectively. Loan workout and OREO expenses were $0.6 million and $2.4 million during the three and nine months ended September 30, 2020, respectively, and $0.6 million and $1.8 million during three and nine months ended September 30, 2019, respectively. Loan workout and OREO expenses are included in Loan workout and other credit costs on the Consolidated Statement of Income.

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of September 30, 2020 under the CECL model.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass(2)	$1,360,120	$460,904	$275,565	$182,326	$105,960	$148,327	$5,893	$139,851	$2,678,946
Special mention	3,514	42,224	29,414	10,445	8,145	29,059	—	24,220	147,021
Substandard or Lower	75,455	70,069	62,398	53,471	11,080	23,318	65	8,531	304,387
	$1,439,089	$573,197	$367,377	$246,242	$125,185	$200,704	$5,958	$172,602	$3,130,354
Owner-occupied commercial:
Risk Rating
Pass	$162,465	$236,745	$96,951	$151,118	$135,794	$298,133	$—	$134,165	$1,215,371
Special mention	83	7,974	653	17,670	3,599	3,328	—	3,451	36,758
Substandard or Lower	4,556	20,219	15,077	14,076	9,127	22,304	—	7,006	92,365
	$167,104	$264,938	$112,681	$182,864	$148,520	$323,765	$—	$144,622	$1,344,494
Commercial mortgages:
Risk Rating
Pass	$277,281	$299,727	$247,892	$306,437	$301,239	$462,444	$—	$122,592	$2,017,612
Special mention	8,479	7,211	22,309	21,450	1,906	6,519	—	1,861	69,735
Substandard or Lower	26,260	19,239	1,911	1,833	2,636	26,211	—	2,071	80,161
	$312,020	$326,177	$272,112	$329,720	$305,781	$495,174	$—	$126,524	$2,167,508
Construction:
Risk Rating
Pass	$123,965	$209,675	$214,989	$24,828	$7,711	$3,864	$—	$66,591	$651,623
Special mention	—	—	—	3,503	—	—	—	616	4,119
Substandard or Lower	—	8,743	—	—	—	83	—	1,749	10,575
	$123,965	$218,418	$214,989	$28,331	$7,711	$3,947	$—	$68,956	$666,317
Residential(3):
Risk Rating
Performing	$21,380	$32,628	$89,647	$103,019	$163,476	$429,538	$—	$—	$839,688
Nonperforming(4)	112	—	—	—	92	5,103	—	—	5,307
	$21,492	$32,628	$89,647	$103,019	$163,568	$434,641	$—	$—	$844,995
Consumer(5):
Risk Rating
Performing	$171,357	$152,211	$275,702	$71,871	$50,878	$62,148	$374,550	$7,439	$1,166,156
Nonperforming(6)	—	—	642	236	—	—	1,478	379	2,735
	$171,357	$152,211	$276,344	$72,107	$50,878	$62,148	$376,028	$7,818	$1,168,891
(1)Includes commercial small business leases.
(2)Includes $954.2 million of PPP loans.
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
(3)Total includes $1.1 billion in acquired non-impaired loans as of December 31, 2019.

Troubled Debt Restructurings (TDRs)
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Performing TDRs	$15,670	$14,281
Nonperforming TDRs	4,136	5,896
Total TDRs	$19,806	$20,177

Approximately $0.2 million and $0.6 million in related reserves have been established for these loans at September 30, 2020 and December 31, 2019, respectively.
The following tables present information regarding the types of loan modifications made for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020					Nine months ended September 30, 2020
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	—	—	—	—	—	1	—	—	—	1
Owner-occupied commercial	—	—	—	—	—	3	—	—	—	3
Commercial mortgages	—	—	—	—	—	—	1	—	—	1
Construction	—	—	—	—	—	—	—	—	—	—
Residential	—	—	1	1	2	—	—	5	3	8
Consumer	—	—	1	2	3	—	—	8	5	13
Total	—	—	2	3	5	4	1	13	8	26

	Three months ended September 30, 2019					Nine months ended September 30, 2019
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	—	—	—	—	—	—	1	—	2	3
Owner-occupied commercial	—	—	—	—	—	—	—	—	2	2
Commercial mortgages	—	—	—	—	—	1	—	—	1	2
Construction	—	—	—	—	—	—	—	—	—	—
Residential	—	—	1	—	1	4	—	2	—	6
Consumer	—	2	1	2	5	5	3	2	2	12
Total	—	2	2	2	6	10	4	4	7	25
(1)Other includes underwriting exceptions.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and repayment is reasonably assured.

The following table presents loans modified as TDRs during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$—	$—	$—	$—	$16	$16	$1,335	$1,335
Owner-occupied commercial	—	—	—	—	1,206	1,206	1,413	1,413
Commercial mortgages	—	—	—	—	99	99	504	504
Construction	—	—	—	—	—	—	—	—
Residential	404	404	253	253	1,522	1,522	670	670
Consumer	928	928	500	500	1,321	1,321	1,807	1,807
Total	$1,332	$1,332	$753	$753	$4,164	$4,164	$5,729	$5,729
During the three and nine months ended September 30, 2020, the TDRs set forth in the table above resulted in a less than $0.1 million and $0.1 million increase in the allowance for credit losses, respectively, and no additional charge-offs in either period. For the three and nine months ended September 30, 2019 the TDRs set forth in the table above resulted in a $0.1 million and $0.2 million decrease in the allowance for credit losses, respectively, and no additional charge-offs for either period.
During the three months ended September 30, 2020, no TDRs defaulted that had received troubled debt modification during the past twelve months, compared to two TDRs with a total loan amount of $0.2 million during the three months ended September 30, 2019. During the nine months ended September 30, 2020, no TDRs defaulted that had received troubled debt modification during the past twelve months, compared with six TDRs with a total loan amount of $1.5 million during the nine months ended September 30, 2019.
During the nine months ended September 30, 2020, the Company provided a number of customer relief programs in its commercial and retail portfolios, such as payment deferrals or interest only payments on loans and leases. The TDRs set forth in the table above did not occur as a result of the loan forbearance program under the CARES Act.

8. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.

Lessee

The Company's ongoing leases have remaining lease terms of less than 1 year to 42 years, which includes renewal options that are exercised at its discretion. The Company's lease terms to calculate the lease liability and right of use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right of use asset is included in Other liabilities and Other assets, respectively, in the unaudited Consolidated Statement of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the unaudited Consolidated Statement of Financial Condition. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the unaudited Consolidated Statement of Income. The Company accounts for lease components separately from nonlease components. The Company subleases certain real estate to third parties.

The components of operating lease cost were as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost (1)	$4,723	$5,596	$14,224	$14,610
Sublease income	(93)	(105)	(279)	(381)
Net lease cost	$4,630	$5,491	$13,945	$14,229
(1)Includes variable lease cost and short-term lease cost.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Assets
Right of use assets	$154,007	$166,221
Total assets	$154,007	$166,221

Liabilities
Lease liabilities	$169,058	$181,814
Total liabilities	$169,058	$181,814

Lease term and discount rate
Weighted average remaining lease term (in years)	19.37	19.06
Weighted average discount rate	4.25%	4.17%

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	September 30, 2020
Remaining in 2020	$4,359
2021	17,110
2022	17,074
2023	17,192
2024	16,017
After 2024	195,793
Total lease payments	267,545
Less: Interest	(98,487)
Present value of lease liabilities	$169,058

(Dollars in thousands)	December 31, 2019
2020	$18,591
2021	18,314
2022	18,315
2023	18,525
2024	17,390
After 2024	197,203
Total lease payments	288,338
Less: Interest	(106,524)
Present value of lease liabilities	$181,814

Supplemental cash flow information related to operating leases was as follows:

	Nine months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,915	$12,564
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	—	61,693

Lessor Equipment Leasing

The Company provides equipment and small business lease financing through its leasing subsidiary, NewLane Finance, acquired in the Beneficial acquisition. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and fees on loans and leases on the Consolidated Statements of Income. The allowance for credit losses on finance leases is included in Provision for credit losses on the Consolidated Statements of Income.

The components of direct finance lease income are summarized in the table below:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Direct financing leases:
Interest income on lease receivable	$3,965	$2,048	$11,344	$5,826
Interest income on deferred fees and costs	117	63	304	326
Total direct financing lease income	$4,082	$2,111	$11,648	$6,152

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Lease receivables	$257,519	$217,076
Unearned income	(33,430)	(28,446)
Deferred fees and costs	3,450	1,962
Net investment in direct financing leases	$227,539	$190,592

Future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	September 30, 2020
Remaining in 2020	$21,770
2021	80,291
2022	64,172
2023	47,661
2024	30,874
After 2024	12,751
Total lease payments	$257,519

(Dollars in thousands)	December 31, 2019
2020	$71,067
2021	58,337
2022	42,274
2023	28,628
2024	14,450
After 2024	2,320
Total lease payments	$217,076

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the nine months ended September 30, 2020, management included considerations of the current economic environment caused by COVID-19 in its evaluation, and determined based on the totality of its qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment exists during the nine months ended September 30, 2020.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2019	$452,629	$—	$20,199	$472,828
Goodwill adjustments	—	—	—	—
September 30, 2020	$452,629	$—	$20,199	$472,828
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
September 30, 2020
Core deposits	$95,711	$(20,384)	$75,327	10 years
Customer relationships	15,281	(6,281)	9,000	7-15 years
Non-compete agreements	221	(179)	42	5 years
Loan servicing rights(1)	4,819	(2,210)	2,609	10-25 years
Total intangible assets	$116,032	$(29,054)	$86,978
December 31, 2019
Core deposits	$95,711	$(13,326)	$82,385	10 years
Customer relationships	17,561	(7,416)	10,145	7-15 years
Non-compete agreements	221	(146)	75	5 years
Loan servicing rights(2)	4,880	(1,568)	3,312	10-25 years
Total intangible assets	$118,373	$(22,456)	$95,917
(1)Includes reversal of impairment losses of $0.1 million and impairment losses of $0.3 million for the three and nine months ended September 30, 2020, respectively.
(2)Includes impairment losses of $0.5 million for the year ended December 31, 2019
The Company recognized amortization expense on intangible assets of $2.7 million and $8.2 million for the three and nine months ended September 30, 2020, respectively, compared to $2.8 million and $6.9 million for the three and nine months ended September 30, 2019, respectively.
The following table presents the estimated future amortization expense on intangible assets:

(Dollars in thousands)	September 30, 2020
Remaining in 2020	$2,875
2021	11,289
2022	11,073
2023	10,914
2024	10,739
Thereafter	40,088
Total	$86,978

10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Noninterest-bearing:
Noninterest demand	$3,196,967	$2,189,573
Total noninterest-bearing	$3,196,967	$2,189,573

Interest-bearing:
Interest-bearing demand	$2,521,030	$2,129,725
Savings	1,717,952	1,563,000
Money market	2,488,794	2,100,188
Customer time deposits	1,223,843	1,356,610
Brokered deposits	242,759	247,761
Total interest-bearing	8,194,378	7,397,284
Total deposits	$11,391,345	$9,586,857

11. ASSOCIATE BENEFIT PLANS
Postretirement Medical Benefits
The Company shares certain costs of providing health and life insurance benefits to eligible retired Associates (employees) and their eligible dependents. Previously, all Associates were eligible for these benefits if they reached normal retirement age while working for the Company. Effective March 31, 2014, the Company changed the eligibility of this plan to include only those Associates who have achieved ten years of service as of March 31, 2014. The Company uses the mortality table issued by the Office of the Actuary of the U.S. Bureau of Census in its calculation.
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
The following table presents the components of net periodic benefit cost related to postretirement medical benefits plan.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$15	$13	$45	$40
Interest cost	17	20	51	58
Prior service cost amortization	(19)	(19)	(57)	(57)
Net gain recognition	(9)	(16)	(27)	(47)
Net periodic cost (benefit)	$4	$(2)	$12	$(6)

Alliance Associate Pension Plan

During the fourth quarter of 2015, the Company completed the acquisition of Alliance. At the time of the acquisition, the Company assumed the Alliance pension plan offered to its current Associates.
The following table presents the components of net periodic benefit cost related to the Alliance Associate Pension Plan.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$—	$10	$17	$30
Interest cost	—	70	105	208
Expected return on plan assets	—	(150)	(196)	(445)
Prior service cost amortization	—	—	—	—
Net gain recognition	—	—	—	—
Plan settlement loss	—	—	1,431	$—
Net periodic cost (benefit)	$—	$(70)	$1,357	$(207)

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

	Three months ended September 30, 2020		Nine months ended September 30, 2020
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$—	$2	$—	$59
Interest cost	728	108	2,183	381
Expected return on plan assets	(1,590)	—	(4,773)	—
Prior service cost amortization	—	(76)	—	(76)
Net loss (gain) recognition	1	(6)	3	(15)
Net periodic (benefit) cost	$(861)	$28	$(2,587)	$349

	Three months ended September 30, 2019		Nine months ended September 30, 2019
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$—	$23	$—	$53
Interest cost	857	177	1,999	413
Expected return on plan assets	(1,442)	—	(3,365)	—
Prior service cost amortization	—	—	—	—
Net loss (gain) recognition	—	—	—	—
Net periodic (benefit) cost	$(585)	$200	$(1,366)	$466

12. INCOME TAXES
There were no unrecognized tax benefits as of September 30, 2020. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2017 through 2019 tax years are subject to examination as of September 30, 2020. The Company does not expect to record or realize any material unrecognized tax benefits during 2020.
As a result of the adoption of ASC 326 - Credit Losses on January 1, 2020, the tax impact relating to the incremental provision for expected credit losses from financial assets held at amortized cost has been reflected as a credit to retained earnings to reflect the tax impact of increased credit reserves. Accordingly, $8.5 million of such impact has been reflected as an income tax credit and deferred tax asset on the Company's Consolidated Statements of Financial Condition.

On March 27, 2020, the CARES Act was enacted, and Section 2303(b) of this act provides the Company with an opportunity to carry back net operating losses (NOLs) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has such NOLs reflected on its balance sheet as a portion of its current tax receivables, which were previously valued at the federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. Consequently, effective September 30, 2020, the Company has revalued the benefit from its NOLs to reflect a 35% tax rate, which resulted in the recognition of an additional $1.7 million income tax benefit and deferred tax asset on the Company's Consolidated Statements of Financial Condition.
The amortization of the low-income housing credit investments has been reflected as income tax expense of $0.8 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and $2.4 million and $2.1 million of such amortization has been reflected as income tax expense for the nine months ended September 30, 2020 and 2019, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the nine months ended September 30, 2020 were $2.2 million, $2.4 million and $0.7 million, respectively. The carrying value of the investment in affordable housing credits is $27.4 million at September 30, 2020, compared to $25.8 million at December 31, 2019.

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

The following tables present financial instruments carried at fair value as of September 30, 2020 and December 31, 2019 by level in the valuation hierarchy (as described above):

	September 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$428,533	$—	$428,533
FNMA MBS	—	1,454,908	—	1,454,908
FHLMC MBS	—	246,224	—	246,224
GNMA MBS	—	26,630	—	26,630
GSE agency notes	—	178,627	—	178,627
Other assets	—	18,448	—	18,448
Total assets measured at fair value on a recurring basis	$—	$2,353,370	$—	$2,353,370

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$8,350	$25,205	$33,555

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$10,436	$10,436
Other real estate owned	—	—	3,000	3,000
Loans held for sale	—	152,453	—	152,453
Total assets measured at fair value on a nonrecurring basis	$—	$152,453	$13,436	$165,889

	December 31, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$340,230	$—	$340,230
FNMA MBS	—	1,242,453	—	1,242,453
FHLMC MBS	—	328,946	—	328,946
GNMA MBS	—	33,285	—	33,285
Other assets	—	4,884	—	4,884
Total assets measured at fair value on a recurring basis	$—	$1,949,798	$—	$1,949,798

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,918	$—	$3,918

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$70,046	$70,046
Other real estate owned	—	—	2,605	2,605
Loans held for sale	—	83,872	—	83,872
Total assets measured at fair value on a nonrecurring basis	$—	$83,872	$72,651	$156,523

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
Available-for-sale securities
Securities classified as available-for-sale are reported at fair value using Level 2 inputs. The Company believes that this Level 2 designation is appropriate under ASC 820-10, as these securities are government sponsored enterprises (GSEs) and Ginnie Mae securities with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
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
Other assets
Other assets include the fair value of interest rate products and derivatives on the residential mortgage held for sale loan pipeline. Valuation of interest rate products is obtained from an independent pricing service and also from the derivative counterparty. Valuation of the derivative related to the residential mortgage held for sale loan pipeline is based on valuation of the loans held for sale portfolio as described above in Loans held for sale.
Other liabilities
Other liabilities include the fair value of interest rate products, risk participation agreement, derivatives on the residential mortgage held for sale loan pipeline and derivative related to the sale of certain Visa Class B common share. Valuation of interest rate products and risk participation agreements is obtained from an independent pricing service and also from the derivative counterparty. Valuation of the derivative related to the sale of certain Visa Class B common shares is based on: (i) the agreed upon graduated fee structure; (ii) the length of time until the resolution of the Visa covered litigation; and (iii) the estimated impact of dilution in the conversion ratio of Class B shares resulting from changes in the Visa covered litigation. Valuation of the derivative related to the residential mortgage held for sale loan pipeline is based on valuation of the loans held for sale portfolio as described above in Loans held for sale.

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
Investment securities
Investment securities include debt securities classified as held-to-maturity or available-for-sale. Fair value is estimated using quoted prices for similar securities, which the Company obtains from a third party vendor. The Company uses one of the largest providers of securities pricing to the industry and management periodically assesses the inputs used by this vendor to price the various types of securities owned by the Company to validate the vendor’s methodology as described above in available-for-sale securities.
Other investments
Other investments includes equity investments without readily determinable fair values (see discussion in “Fair Value of Financial Assets and Liabilities” section above).
Loans held for sale
Loans held for sale are carried at their fair value (see discussion in “Fair Value of Financial Assets and Liabilities” section above).
Loans and leases
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans and leases are segregated by portfolio segments (see Note 2). For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans, with the exception of reverse mortgages, are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair values of reverse mortgages are based on the net present value of the expected cash flows using a discount rate specific to the reverse mortgages portfolio. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral, if the loan is collateral dependent. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are used if appraisals are not available. This technique does contemplate an exit price.
Stock in the Federal Home Loan Bank (FHLB) of Pittsburgh
The fair value of FHLB stock is assumed to be equal to its cost basis, since the stock is non-marketable but redeemable at its par value.
Accrued interest receivable
The carrying amounts of interest receivable approximate fair value.

Other assets
Other assets include the fair value of interest rate products and derivatives on the residential mortgage held for sale loan pipeline (see discussion in “Fair Value of Financial Assets and Liabilities” section above).

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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $12.2 million and $8.8 million at September 30, 2020 and December 31, 2019, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower.
Accrued interest payable
The carrying amounts of interest payable approximate fair value.
Other liabilities
Other liabilities include the fair value of interest rate products, risk participation agreements, derivatives on the residential mortgage held for sale loan pipeline, and derivative related to the sale of certain Visa Class B common shares (see discussion in “Fair Value of Financial Assets and Liabilities” section above).
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table provides a description of the valuation technique and significant unobservable inputs for the Company's assets classified as Level 3 and measured at fair value on a nonrecurring basis:

September 30, 2020
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$10,436	Observed market comparable transactions	Period of observed transactions	July 2020
Other real estate owned	$3,000	Fair market value of collateral	Costs to sell	5.0% - 10.0% (10.0%)
Other liabilities	$25,205	Discounted cash flow	Timing of the resolution of the Visa litigation	3 - 8 years (5.75 years or 4Q 2025)

The book value and estimated fair value of financial instruments are as follows:

		September 30, 2020		December 31, 2019
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$1,072,920	$1,072,920	$571,752	$571,752
Investment securities available-for-sale	Level 2	2,334,922	2,334,922	1,944,914	1,944,914
Investment securities held-to-maturity, net	Level 2	113,609	118,113	133,601	136,625
Other investments	Level 3	10,436	10,436	70,046	70,046
Loans, held for sale	Level 2	152,453	152,453	83,872	83,872
Loans and leases, net(1)	Level 3	9,102,332	9,455,051	8,424,464	8,580,015
Stock in FHLB of Pittsburgh	Level 2	6,497	6,497	21,097	21,097
Accrued interest receivable	Level 2	42,801	42,801	38,094	38,094
Other assets	Level 2	18,448	18,448	4,884	4,884
Financial liabilities:
Deposits	Level 2	11,391,345	11,353,731	9,586,857	9,575,394
Borrowed funds	Level 2	204,294	206,804	489,288	489,561
Standby letters of credit	Level 3	496	496	623	623
Accrued interest payable	Level 2	8,522	8,522	3,103	3,103
Other liabilities	Levels 2, 3	33,555	33,555	3,918	3,918
 (1) Includes reverse mortgage loans.
At September 30, 2020 and December 31, 2019 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of September 30, 2020.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives not designated as hedging instruments:
Interest rate products	$65,068	Other assets	$6,339
Interest rate products	65,068	Other liabilities	(7,067)
Risk participation agreements	4,410	Other liabilities	(12)
Interest rate lock commitments with customers	308,807	Other assets	11,606
Interest rate lock commitments with customers	22,134	Other liabilities	(174)
Forward sale commitments	56,290	Other assets	503
Forward sale commitments	245,224	Other liabilities	(1,097)
Financial derivatives related to sales of certain Visa Class B shares	113,177	Other liabilities	(25,205)
Total derivatives	$880,178		$(15,107)

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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the first half of 2020, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool.
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
In April 2020, the Company terminated its three interest rate derivatives that were designated as cash flow hedges for a net gain of $1.3 million. At this point, hedge accounting was discontinued, and the net gain was recognized in accumulated other comprehensive income (loss). Once a cash flow hedge is discontinued, the net gain or loss that remains in accumulated comprehensive income (loss) is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continues to be probable, the $1.3 million net gain will be recognized into earnings on a straight-line basis over each derivative's original contract term. During the next twelve months, the Company estimates that $0.6 million will be reclassified as an increase to interest income. During the three and nine months ended September 30, 2020, $0.1 million and $0.3 million was reclassified into interest income, respectively.
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
At September 30, 2020 and December 31, 2019, there were 226 and 172 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $1.1 billion at September 30, 2020 compared to $941.0 million at December 31, 2019. At September 30, 2020, the swap transactions remaining maturities ranged from under 1 year to 15 years. At September 30, 2020, 223 of these customer swaps were in a paying position to third parties for $93.9 million, with our swap guarantees having a fair value of $12.2 million. At December 31, 2019, 156 of these customer swaps were in a paying position to third parties for $27.4 million, with our swap guarantees having a fair value of $8.8 million. However, for both periods, none of the Company's customers were in default of the swap agreements.

The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2020 and September 30, 2019.

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Interest Rate Products	$—	$368	$1,560	$2,005	Interest income
Total	$—	$368	$1,560	$2,005

	Amount of Gain or (Loss) Recognized in Income		Amount of Gain or (Loss) Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as a Hedging Instrument	2020	2019	2020	2019
Interest Rate Lock Commitments	$3,261	$322	$9,488	$1,496	Mortgage banking activities, net
Forward Sale Commitments	(3,110)	(481)	(9,594)	$(1,203)	Mortgage banking activities, net
Total	$151	$(159)	$(106)	$293

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $8.4 million in securities and $11.1 million in cash against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.

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
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The institutional trust division of WSFS, WSFS Institutional Services®, provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. Christiana Trust DE, a subsidiary of WSFS, provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.

The following tables show segment results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$121,179	$—	$2,191	$123,370	$138,585	$—	$2,677	$141,262
Noninterest income	25,601	10,157	13,413	49,171	38,563	13,067	10,716	62,346
Total external customer revenues	146,780	10,157	15,604	172,541	177,148	13,067	13,393	203,608
Inter-segment revenues:
Interest income	965	244	2,477	3,686	2,855	—	5,592	8,447
Noninterest income	3,359	199	497	4,055	2,483	257	320	3,060
Total inter-segment revenues	4,324	443	2,974	7,741	5,338	257	5,912	11,507
Total revenue	151,104	10,600	18,578	180,282	182,486	13,324	19,305	215,115
External customer expenses:
Interest expense	9,994	—	328	10,322	19,056	—	1,373	20,429
Noninterest expenses	79,469	6,537	7,534	93,540	93,146	9,132	7,283	109,561
Provision for credit losses	1,324	—	1,392	2,716	3,954	—	167	4,121
Total external customer expenses	90,787	6,537	9,254	106,578	116,156	9,132	8,823	134,111
Inter-segment expenses:
Interest expense	2,721	172	793	3,686	5,592	1,730	1,125	8,447
Noninterest expenses	696	798	2,561	4,055	577	680	1,803	3,060
Total inter-segment expenses	3,417	970	3,354	7,741	6,169	2,410	2,928	11,507
Total expenses	94,204	7,507	12,608	114,319	122,325	11,542	11,751	145,618
Income before taxes	$56,900	$3,093	$5,970	$65,963	$60,161	$1,782	$7,554	$69,497
Income tax provision				15,140				15,902
Consolidated net income				50,823				53,595
Net loss attributable to noncontrolling interest				(322)				(287)
Net income attributable to WSFS				51,145				53,882
Supplemental Information
Capital expenditures for the period ended	$640	$—	$10	$650	$3,920	$1,340	$—	$5,260

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$376,198	$—	$6,910	$383,108	$375,762	$—	$7,980	$383,742
Noninterest income	87,977	30,844	35,572	154,393	74,697	38,824	32,818	146,339
Total external customer revenues	464,175	30,844	42,482	537,501	450,459	38,824	40,798	530,081
Inter-segment revenues:
Interest income	3,845	481	7,768	12,094	9,992	—	13,649	23,641
Noninterest income	9,808	616	1,017	11,441	6,522	626	717	7,865
Total inter-segment revenues	13,653	1,097	8,785	23,535	16,514	626	14,366	31,506
Total revenue	477,828	31,941	51,267	561,036	466,973	39,450	55,164	561,587
External customer expenses:
Interest expense	38,400	—	1,754	40,154	52,474	—	3,889	56,363
Noninterest expenses	232,343	21,173	21,955	275,471	267,138	26,055	21,808	315,001
Provision for credit losses	150,177	—	3,939	154,116	23,479	—	491	23,970
Total external customer expenses	420,920	21,173	27,648	469,741	343,091	26,055	26,188	395,334
Inter-segment expenses:
Interest expense	8,249	1,257	2,588	12,094	13,649	6,491	3,501	23,641
Noninterest expenses	1,633	2,438	7,370	11,441	1,343	1,923	4,599	7,865
Total inter-segment expenses	9,882	3,695	9,958	23,535	14,992	8,414	8,100	31,506
Total expenses	430,802	24,868	37,606	493,276	358,083	34,469	34,288	426,840
Income before taxes	$47,026	$7,073	$13,661	$67,760	$108,890	$4,981	$20,876	$134,747
Income tax provision				14,181				32,253
Consolidated net income				53,579				102,494
Net loss attributable to noncontrolling interest				(1,382)				(611)
Net income attributable to WSFS				54,961				103,105
Supplemental Information
Capital expenditures for the period ended	$3,077	$256	$147	$3,480	$9,160	$1,411	$130	$10,701

The following table shows significant components of segment net assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$720,456	$342,951	$9,513	$1,072,920	$202,792	$357,494	$11,466	$571,752
Goodwill	452,629	—	20,199	472,828	452,629	—	20,199	472,828
Other segment assets	12,045,866	6,757	231,737	12,284,360	10,982,681	6,555	222,486	11,211,722
Total segment assets	$13,218,951	$349,708	$261,449	$13,830,108	$11,638,102	$364,049	$254,151	$12,256,302

16. COMMITMENTS AND CONTINGENCIES
Secondary Market Loan Sales
Given the current interest rate environment and the Company's overall asset and liability management approach, the Company typically sells newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis, to government sponsored enterprise (GSEs) such as FHLMC, FNMA, and the FHLB. Loans held for sale are reflected on the unaudited Consolidated Statements of Financial Condition at fair value with changes in the value reflected in the unaudited Consolidated Statements of Income. Gains and losses are recognized at the time of sale. The Company periodically retains the servicing rights on residential mortgage loans sold which results in monthly service fee income. The mortgage servicing rights are included in Intangible assets in the unaudited Consolidated Statements of Financial Condition. Otherwise, the Company sells loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that the Company intends to sell in the secondary market are accounted for as derivatives under ASC 815, Derivatives and Hedging (ASC 815).
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no repurchases during the nine months ended September 30, 2020 as compared to one repurchase for $0.2 million during the nine months ended September 30, 2019.
Unfunded Lending Commitments
At September 30, 2020 and December 31, 2019, the allowance for credit losses of unfunded lending commitments were $8.6 million and $1.5 million, respectively. The balance at September 30, 2020 was determined using the CECL methodology, which included a $3.0 million adjustment to retained earnings at the time of adoption. A provision for unfunded lending commitments of $0.9 million and $4.1 million was recognized during the three and nine months ended September 30, 2020, respectively, and a provision for unfunded lending commitments of $0.2 million and $0.7 million was recognized during the three and nine months ended September 30, 2019, respectively.

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
Changes to accumulated other comprehensive income by component are shown, net of taxes, in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, June 30, 2020	$74,689	$346	$(3,127)	$872	$—	$72,780
Other comprehensive (loss) income before reclassifications	(3,474)	—	58	—	(9)	(3,425)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(2,525)	(39)	(83)	(113)	—	(2,760)
Net current-period other comprehensive loss	(5,999)	(39)	(25)	(113)	(9)	(6,185)
Balance, September 30, 2020	$68,690	$307	$(3,152)	$759	$(9)	$66,595

Balance, June 30, 2019	$22,244	$602	$659	$(817)	$—	$22,688
Other comprehensive income (loss) before reclassifications	9,268	(1)	(8)	368	—	9,627
Less: Amounts reclassified from accumulated other comprehensive loss	—	(69)	(27)	—	—	(96)
Net current-period other comprehensive income (loss)	9,268	(70)	(35)	368	—	9,531
Balance, September 30, 2019	$31,512	$532	$624	$(449)	$—	$32,219
(1)Cash flow hedges were terminated as of April 1, 2020

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, December 31, 2019	$26,927	$468	$(3,317)	$(577)	$—	$23,501
Other comprehensive income (loss) before reclassifications	46,264	—	84	1,560	(9)	47,899
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(4,501)	(161)	81	(224)	—	(4,805)
Net current-period other comprehensive income (loss)	41,763	(161)	165	1,336	(9)	43,094
Balance, September 30, 2020	$68,690	$307	$(3,152)	$759	$(9)	$66,595

Balance, December 31, 2018	$(14,553)	$779	$834	$(2,454)	$—	$(15,394)
Other comprehensive income (loss) before reclassifications	46,124	(2)	(131)	2,005	—	47,996
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(59)	(245)	(79)	—	—	(383)
Net current-period other comprehensive income (loss)	46,065	(247)	(210)	2,005	—	47,613
Balance, September 30, 2019	$31,512	$532	$624	$(449)	$—	$32,219
(1)Cash flow hedges were terminated as of April 1, 2020

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income as shown in the tables below:

	Three Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2020	2019
Securities available for sale:
Realized gains on securities transactions	$(3,322)	$—	Securities gains, net
Income taxes	797	—	Income tax provision
Net of tax	$(2,525)	$—
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(51)	$(91)	Interest and dividends on investment securities
Income taxes	12	22	Income tax provision
Net of tax	$(39)	$(69)
Amortization of defined benefit pension plan-related items:
Prior service credits	$(95)	$(19)
Actuarial gains	(14)	(16)
Total before tax	$(109)	$(35)	Salaries, benefits and other compensation
Income taxes	26	8	Income tax provision
Net of tax	$(83)	$(27)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	$(149)	$—	Interest and fees on loans and leases
Income taxes	36	—	Income tax provision
Net of tax	$(113)	$—
Total reclassifications	$(2,760)	$(96)

	Nine Months Ended		Affected line item in unaudited Consolidated Statements of Operations
	September 30,
	2020	2019
Securities available-for-sale:
Realized gains on securities transactions	$(5,923)	$(78)	Securities gains, net
Income taxes	1,422	19	Income tax provision
Net of tax	$(4,501)	$(59)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(211)	$(322)	Interest and dividends on investment securities
Income taxes	50	77	Income tax provision
Net of tax	$(161)	$(245)
Amortization of defined benefit pension plan-related items:
Prior service credits	$(133)	$(57)
Actuarial gains	(39)	(47)
Total before tax	$(172)	$(104)	Salaries, benefits and other compensation
Income taxes	41	25	Income tax provision
Net of tax	$(131)	$(79)
Defined benefit pension plan settlement:
Realized losses on plan settlement	$279	$—	Other operating expense
Income taxes	(67)	—	Income tax provision
Net of tax	$212	$—
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	$(295)	$—	Interest and fees on loans and leases
Income taxes	71	—	Income tax provision
Net of tax	$(224)	$—
Total reclassifications	$(4,805)	$(383)

18. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time the Company enters into transactions with related parties, including, but not limited to, its officers and directors. These transactions are made on substantially the same terms and conditions, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to the Company. Any related party loans exceeding $0.5 million require review and approval by the Board of Directors. During the three months ended September 30, 2020, there were no loans originated to related parties exceeding $0.5 million. During the nine months ended September 30, 2020, there were two loans originated to related parties exceeding $0.5 million, both of which were sold during the second quarter. During the three and nine months ended September 30, 2019, there were one and two loans, respectively, originated to related parties exceeding $0.5 million.
The outstanding balances of loans to related parties at September 30, 2020 and December 31, 2019 were $0.2 million and $1.0 million, respectively. Total deposits from related parties at September 30, 2020 and December 31, 2019 were $9.2 million and $4.9 million, respectively. During the third quarter of 2020, there was one new loan and credit line advance to related parties and repayments were $0.2 million.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). At $13.8 billion in assets and $23.1 billion in assets under management (AUM) and assets under administration (AUA), WSFS Bank is also the largest bank and trust company headquartered in the Delaware Valley. As a federal savings bank, which was formerly chartered as a state mutual savings bank, the Bank enjoys a broader scope of permissible activities than most other types of financial institutions. A fixture in the community, we have been in operation for more than 188 years. In addition to our focus on stellar customer service, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
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
Our banking business had a total loan portfolio of $9.3 billion as of September 30, 2020, which was funded primarily through commercial relationships and retail and customer generated deposits. We have built a $7.3 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank, and through acquisitions. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services through our branches and WSFS Mortgage. WSFS Mortgage is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business is conducted by NewLane Finance. NewLane Finance originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services in the U.S. Cash Connect® manages over $1.4 billion in total cash and services approximately 28,000 non-bank ATMs and approximately 4,300 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports 635 branded ATMs for WSFS Bank Customers, which has one of the largest branded ATM networks in our market.
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Combined, these businesses had $23.1 billion of AUM and AUA at September 30, 2020. WSFS Wealth Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The institutional trust division of WSFS, WSFS Institutional Services®, provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. Christiana Trust DE, a subsidiary of WSFS, provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.
As of September 30, 2020, we service our customers primarily from 115 offices located in Pennsylvania (54), Delaware (43), New Jersey, (16), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile app.

Recent Developments and Business Outlook
Our results through the third quarter of 2020 continue to be impacted by the COVID-19 pandemic and its impact on the economic forecasts that drive the estimates we use to determine the provision for credit losses. Contributing to the magnitude of the pandemic's effect is our adoption, as of January 1, 2020, of, the Current Expected Credit Loss (CECL) method of accounting, which considers forward-looking information when establishing reserves for credit losses. Results through the third quarter of 2020 and other notable items include the following:
•The COVID-19 pandemic resulted in acute deterioration in the economic forecast used in our CECL modeling, resulting in additional provision for credit losses of $154.1 million for the nine months ended September 30, 2020. Including the impact of our adoption of CECL, the allowance for credit losses increased to $185.2 million during the nine months ended September 30, 2020. During the three months ended September 30, 2020 our economic forecasts were relatively consistent with previous estimates and resulted in a modest increase to our provision for credit losses. We continue to incur other COVID-19 costs as we navigate through the COVID-19 pandemic. During the three and nine months ended September 30, 2020, we recorded $1.6 million and $3.5 million, respectively, of such other COVID-19 related costs. The COVID-19 pandemic also resulted in a lower interest rate environment, impacting our asset/liability management strategies. See "Interest Rate Sensitivity" and "Results of Operations" for further details.
•We participated in some of the regulatory relief programs offered as a result of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the Paycheck Protection Program (PPP). We have provided nearly $1.0 billion in PPP loans to more than 5,400 new and existing WSFS Customers. During the three and nine months ended September 30, 2020, we recorded $0.4 million and $2.4 million, respectively, of PPP related costs. We experienced an increase in deposits and liquidity due to these PPP loans and the current economic environment. See "Financial Condition" and "Recent Regulatory Developments" for further details.
•During 2020, WSFS made a $3.0 million grant to the WSFS Community Foundation to address the impacts of COVID-19 on the communities we serve and provide long-term support for education, health and human services, and economic development in our communities. In addition, the WSFS Community Foundation provided $335,500 in grants to 25 local nonprofit organizations and schools engaged in the fight against COVID-19, and WSFS Bank provided a $200,000 donation to four community development financial institutions (CDFIs) to utilize for relief grants to help accelerate recovery efforts of local small businesses within the Bank’s footprint.
•During March 2020, we began a phased approach to our retail office closures and our retail branch offices only accepted drive-thru services. By the second quarter of 2020, nearly two-thirds of our retail offices were servicing our Customers. During this time, the retail office closures did not significantly impact our financial condition and results of operations, as our Customer deposits remained intact and the fees and costs associated with our Customer deposits remained under normal business operations. During the third quarter of 2020, we reopened all previously closed banking locations that service our Customers and continued with a carefully planned and phased approach to opening our remaining office locations that aligns with Federal, State and local guidance. Our non-retail office Associates continue to work from home; however, our ability to operate and execute on our strategy continues without disruption.
•In the nine months ended September 30, 2020, WSFS recorded net realized gains on our equity investments of $22.1 million from the sale of 360,000 Visa Class B shares. Since our adoption of ASU 2016-01 in 1Q 2018, cumulative realized and unrealized gains and dividends on Visa Class B shares total $78.1 million.
•Cash Connect® expanded its ATM network by adding over 150 ATMs during 2020 to serve Delaware and the greater Philadelphia region. The number of owned and branded ATMs increased to 635 as of September 30, 2020.
•During 2020, we announced the addition of two executive officers of WSFS. Michael P. Reed has joined as Executive Vice President, Chief Risk Officer and Michael L. Conklin has joined as Executive Vice President, Chief Human Resources Officer. We also announced that Peggy H. Eddens transitioned to Executive Vice President, Chief Customer Officer, and will be retiring at the end of 2021.
For a discussion of additional risk factors relating to COVID-19, see "Item 1A. Risk Factors."
Looking ahead, the continuation of the economic effects of COVID-19 and actions taken in response to it, including the impacts of loan forbearances and forgiveness and other provisions of the CARES Act and other federal and state measures, may adversely impact our business and results of operations and the operations of our borrowers, customers and business partners. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and has led to an economic recession and a significant decrease in consumer confidence and business generally. The continuation of these conditions (including whether due to a resurgence of COVID-19 infections, particularly as the geographic areas in which we operate begin to re-open) and their ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 may result in an adverse effect to our business, financial condition and results of operations. For more information about these risks and uncertainties, see “Item 1A. Risk Factors.”

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Total assets increased $1.6 billion to $13.8 billion at September 30, 2020 compared to December 31, 2019. This increase is primarily comprised of the following (in descending order of magnitude):
•Net loans, excluding loans held for sale, increased $677.9 million which included:
◦An increase of $954.2 million from PPP loans, in addition to growth in construction, owner-occupied commercial, and commercial small business leases, as well as an increase in home equity installment loans originated through our partnership with Spring EQ;
◦A decline during the year of $316.4 million from residential and commercial real estate, primarily due to non-relationship run-off portfolios primarily acquired from the Beneficial Bancorp, Inc. (Beneficial) acquisition; and
◦An increase in the allowance for credit losses, primarily from $154.1 million of provision for credit losses during the nine months ended September 30, 2020 due to the impact of the COVID-19 pandemic, significant deterioration in economic forecasts and portfolio credit migration.
•Cash and cash equivalents increased $501.2 million, primarily reflecting excess cash held due to increased deposits related to PPP loans and CARES Act payments, partially offset by a decline of $60.1 million from improved cash optimization at Cash Connect® due to an increased use of external funding sources to support the bailment, cash management and smart safe lines of business offset by changes in seasonality.
•Investment securities, available-for-sale increased $390.0 million during the nine months ended September 30, 2020 primarily due to $943.7 million in purchases and favorable market-value changes on available-for-sale securities of $41.8 million, partially offset by repayments of $409.0 million and sales of $198.9 million.
•Loans held for sale increased $68.6 million during the nine months ended September 30, 2020 driven by an increase in residential mortgage loan originations.
•Other investments decreased $59.6 million during the nine months ended September 30, 2020 as we sold 360,000 Visa Class B shares during the second quarter of 2020.
Total liabilities increased $1.6 billion to $12.0 billion during the nine months ended September 30, 2020 compared to December 31, 2019. These increases are primarily comprised of the following (in descending order of magnitude):
•Total deposits increased by $1.8 billion, primarily due to an increase in customer funding, reflecting elevated deposits from Customers who received PPP loans, the impact of government stimulus checks and less customer spending during the COVID-19 pandemic. The ratio of loans to customer deposits was 83% at September 30, 2020 reflecting significant liquidity capacity;
•Federal funds purchased decreased $195.0 million due to the increase in customer funding, as described above; and
•FHLB advances decreased $95.9 million due to the termination of fixed rate FHLB term advances as part of our routine balance sheet and liquidity management.
For further information, see "Notes to the unaudited Consolidated Financial Statements."

Capital Resources
Share Repurchases: During the first quarter of 2020, we repurchased $38.7 million, or 1,004,348 shares of common stock at an average price of $38.53 per share, completing our share repurchase program approved by the Board of Directors in the fourth quarter of 2018. Also in the first quarter of 2020, the Board of Directors approved a new share purchase authorization of 15% of outstanding shares. However, we temporarily suspended all share repurchases through the third quarter of 2020 due to the impact of COVID-19 on the economy and our performance. Based on our current balance sheet, capital position and earnings, as well as additional clarity on the economic and credit environment, our Board of Directors approved the resumption of share repurchases in the fourth quarter of 2020.
Stockholders’ equity of WSFS increased $13.2 million between December 31, 2019 and September 30, 2020. This increase was primarily due to $55.0 million of income attributable to WSFS for the nine months ended September 30, 2020 and $41.8 million from the effect of market-value changes on available-for-sale securities, partially offset by $38.7 million for repurchases of common stock under the previously announced stock repurchase plan, a $30.4 million impact to retained earnings due to the adoption of CECL, and the payment of dividends on our common stock of $18.3 million.
Our Board of Directors approved a quarterly cash dividend of $0.12 per share of common stock. This dividend will be paid on November 19, 2020 to stockholders of record as of November 5, 2020.
Book value per share of common stock was $36.77 at September 30, 2020, an increase of $0.89 from $35.88 at December 31, 2019. Tangible book value per share of common stock (a non-GAAP financial measure) was $25.73 at September 30, 2020, an increase of $0.88 from $24.85 at December 31, 2019. We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP data should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."
The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of September 30, 2020:

	Consolidated Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$1,473,337	14.50%	$812,713	8.00%	$1,015,891	10.00%
WSFS Financial Corporation	1,473,652	14.47%	814,844	8.00%	1,018,555	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,345,296	13.24%	609,535	6.00%	812,713	8.00%
WSFS Financial Corporation	1,345,282	13.21%	611,133	6.00%	814,844	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,345,296	13.24%	457,151	4.50%	660,329	6.50%
WSFS Financial Corporation	1,280,282	12.57%	458,350	4.50%	662,061	6.50%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,345,296	10.31%	521,967	4.00%	652,458	5.00%
WSFS Financial Corporation	1,345,282	10.30%	522,328	4.00%	652,910	5.00%
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

Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. PPP loans receive a zero percent risk weighting under the regulators' capital rules. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements.
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
As shown in the table above, as of September 30, 2020, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, the Company separately held $90.7 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

As a result of the three-year period phase-in related to our CECL adoption, the impact (by bps) to our capital ratios were as follows:

	September 30, 2020
(Dollars in thousands)	As Reported	Proforma(1)	CECL Impact
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	14.50%	14.59%	(0.09)%
WSFS Financial Corporation	14.47%	14.55%	(0.08)%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	13.24%	13.32%	(0.08)%
WSFS Financial Corporation	13.21%	13.29%	(0.08)%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	13.24%	13.32%	(0.08)%
WSFS Financial Corporation	12.57%	12.65%	(0.08)%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	10.31%	10.36%	(0.05)%
WSFS Financial Corporation	10.30%	10.35%	(0.05)%
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
During the nine months ended September 30, 2020, cash, cash equivalents and restricted cash increased $501.2 million to $1.1 billion from $571.8 million as of December 31, 2019. Cash provided by operating activities was $48.9 million, primarily reflecting the cash impact of earnings and gains of $22.8 million from the sale of debt and equity securities (including Visa Class B shares), offset by a $73.4 million increase in net activity for loans held for sale during the nine months ended September 30, 2020. Cash used in investing activities was $1.0 billion primarily due to $792.9 million from increased lending activity related to PPP loans and net purchases of debt securities of $534.7 million, partially offset by proceeds of $198.9 million from sales of debt securities and net proceeds of $85.9 million from the sale of Visa Class B shares. Cash provided by financing activities was $1.5 billion, primarily due to a $1.8 billion net increase in deposits, as a result of the increase in customer funding discussed above, partially offset by $195.0 million for repayment of federal funds purchased, $95.9 million for repayment of FHLB advances, $38.7 million for repurchases of common stock under the previously announced stock repurchase plan and common stock dividends of $18.3 million.

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
The following table shows our nonperforming assets and past due loans at the dates indicated, which presents the portfolio segment totals at the amortized cost in accordance with our adoption of CECL at September 30, 2020, and at the unpaid principal balance under the incurred loss methodology at December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Nonaccruing loans:
Commercial and industrial	$14,690	$11,031
Owner-occupied commercial	4,022	4,060
Commercial mortgages	1,652	1,626
Residential	3,082	4,490
Consumer	2,389	1,715
Total nonaccruing loans	25,835	22,922
Other real estate owned	3,000	2,605
Restructured loans(1)(6)	15,670	14,281
Total nonperforming assets	$44,505	$39,808
Past due loans:
Commercial	$5,610	$2,968
Residential	—	437
Consumer (2)	6,276	12,745
Total past due loans	$11,886	$16,150
Ratio of allowance for credit losses to total loans and leases(3)	2.47%	0.56%
Ratio of nonaccruing loans to total gross loans and leases(4)	0.28	0.27
Ratio of nonperforming assets to total assets	0.32	0.32
Ratio of allowance for credit losses to nonaccruing loans	901	208
Ratio of allowance for credit losses to total nonperforming assets(5)	523	120
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
(5)Excludes acquired impaired loans.
(6)Balance excludes COVID-19 modifications.

Nonperforming assets increased $4.7 million between December 31, 2019 and September 30, 2020. This increase was primarily the result of the move of one commercial relationship totaling approximately $7.3 million to non-accrual, partially offset by collection efforts, which includes both continued monthly payments and a few modest payoffs. The ratio of nonperforming assets to total assets was relatively flat as compared to December 31, 2019.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Beginning balance	$39,808	$47,675
Additions	23,276	46,879
Collections	(11,893)	(20,491)
Transfers to accrual	(134)	(1,240)
Charge-offs	(6,552)	(16,587)
Ending balance	$44,505	$56,236
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
In response to the COVID-19 pandemic, the CARES Act was enacted to provide certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and automatic forbearance. Our modified loans, most of which were short-term in duration, decreased significantly from the amounts reported for the second quarter of 2020.
The following table summarizes the COVID-19 modifications by portfolio segment as of October 15, 2020, September 30, 2020, and June 30, 2020:

	October 15, 2020		September 30, 2020		June 30, 2020
(Dollars in thousands)	Loan Balances	% of Portfolio	Loan Balances	% of Portfolio	Loan Balances	% of Portfolio
Commercial and industrial(1)	$94,278	4%	$139,856	7%	$675,724	30%
Owner-occupied commercial	9,764	1%	10,643	1%	380,432	28%
Commercial mortgages	53,005	2%	53,122	2%	700,889	32%
Construction	1,744	—%	1,748	—%	109,861	17%
Residential	34,954	4%	34,985	4%	86,581	9%
Consumer(2)(3)	38,304	3%	42,406	4%	65,162	7%
	$232,049	3%	$282,760	3%	$2,018,649	24%
(1)Includes modifications of leases with balances of $0.2 million, $0.2 million and $39.3 million at October 15, 2020, September 30, 2020, and June 30, 2020, respectively.
(2)Includes modifications of education loans with balances of $23.7 million, $27.7 million, $29.3 million at October 15, 2020 September 30, 2020, and June 30, 2020, respectively.
(3)Includes modifications of credit card loans with balances of $0.1 million, $0.1 million, and $0.3 million at October 15, 2020 September 30, 2020, and June 30, 2020, respectively.

INTEREST RATE SENSITIVITY

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. In response to the pandemic, in March the FOMC lowered the range 150 basis points to 0 to 1/4 percent. The FOMC recently indicated that the target range will remain at this level for some time, but the FOMC is not locked into this result. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.

The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At September 30, 2020, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $1.0 billion. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 118.92% at September 30, 2020 compared with 95.02% at December 31, 2019. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 7.58% at September 30, 2020 compared with (2.06)% at December 31, 2019.

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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	13.9%	18.16%	5.8%	18.97%
+200	9.2%	17.74%	4.0%	19.18%
+100	4.4%	17.05%	2.0%	19.23%
+50	2.1%	16.57%	1.0%	19.14%
+25	1.0%	16.30%	0.5%	19.06%
—	—%	16.02%	—%	18.97%
-25	(0.7)%	15.68%	(0.5)%	18.85%
-50	(1.1)%	15.17%	(0.9)%	18.72%
-100	(1.3)%	14.77%	(2.4)%	18.30%
'-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF
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

RESULTS OF OPERATIONS
Three months ended September 30, 2020: For the three months ended September 30, 2020, there was net income of $51.1 million compared to $53.9 million for the three months ended September 30, 2019.
•Net interest income decreased $7.8 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a lower interest rate environment and a decrease in purchase accounting accretion, partially offset by the positive impact of PPP income. See “Net Interest Income” for further information.
•Our provision for credit losses for the three months ended September 30, 2020 slightly decreased compared to the three months ended September 30, 2019. See “Provision/Allowance for Credit Losses” for further information.
•Noninterest income for the three months ended September 30, 2020 decreased $13.2 million compared to the three months ended September 30, 2019, primarily due to the lower combined gains on debt and equity securities in the current period compared to the prior period and lower interchange fees. These decreases were partially offset by increases in mortgage banking business and trust services revenue. See “Noninterest Income” for further information.
•Noninterest expense decreased $16.0 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to a decrease in net corporate development and restructuring costs related to our acquisition of Beneficial, partially offset by the loss on early extinguishment of debt during the third quarter of 2020. See “Noninterest Expense” for further information.
Nine months ended September 30, 2020: For the nine months ended September 30, 2020, net income was $55.0 million compared to $103.1 million for the nine months ended September 30, 2019.
•Net interest income increased $15.6 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to decrease in rates on deposits, the positive impact of PPP loans, and lower interest on borrowings. See “Net Interest Income” for further information.
•Our provision for credit losses for the nine months ended September 30, 2020 increased $130.1 million compared to the nine months ended September 30, 2019, primarily due to the COVID-19 pandemic and its continued impact on the economic forecast used in our CECL modeling. See “Provision/Allowance for Credit Losses” for further information.
•Noninterest income for the nine months ended September 30, 2020 increased $8.1 million compared to the nine months ended September 30, 2019, primarily due to growth across most of our business lines with the full impact of the Beneficial acquisition during the nine months ended September 30, 2020 as well as an increase in the sale of MBS compared to the prior period. Partially offsetting these increases were lower interchange fees, the net impact on the sale of our Visa Class B shares and lower deposit service charges. See “Noninterest Income” for further information.
•Noninterest expense decreased $39.5 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to a decrease in net corporate development and restructuring costs related to our acquisition of Beneficial, partially offset by higher expense related to employee-related costs, professional fees, credit-related costs (including loan workout expenses, OREO expenses and other credit costs), contribution to the WSFS Community Foundation and the loss on early extinguishment of debt. See “Noninterest Expense” for further information.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial real estate loans	$2,848,655	$30,218	4.22%	$2,783,199	$37,492	5.34%
Residential loans	892,634	12,512	5.61	1,069,495	14,580	5.45
Commercial loans and leases	4,472,190	52,753	4.70	3,548,597	55,903	6.26
Consumer loans	1,153,168	13,726	4.74	1,135,575	16,286	5.69
Loans held for sale	110,768	986	3.54	50,465	539	4.24
Total loans and leases	9,477,415	110,195	4.63	8,587,331	124,800	5.77
Mortgage-backed securities(3)	2,204,573	11,686	2.12	1,833,267	12,989	2.83
Investment securities(3)	119,556	1,265	4.86	137,497	968	3.35
Other interest-earning assets	530,178	224	0.17	423,470	2,505	2.35
Total interest-earning assets	12,331,722	$123,370	3.99%	10,981,565	$141,262	5.11%
Allowance for credit losses	(233,301)			(46,773)
Cash and due from banks	135,198			115,506
Cash in non-owned ATMs	370,912			313,456
Bank-owned life insurance	30,956			30,558
Other noninterest-earning assets	1,012,506			1,024,108
Total assets	$13,647,993			$12,418,420
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,372,547	$790	0.13%	$2,055,497	$2,490	0.48%
Money market	2,404,202	1,805	0.30	1,966,545	5,034	1.02
Savings	1,753,489	621	0.14	1,579,463	2,068	0.52
Customer time deposits	1,234,637	4,402	1.42	1,371,744	5,452	1.58
Total interest-bearing customer deposits	7,764,875	7,618	0.39	6,973,249	15,044	0.86
Brokered certificates of deposit	243,728	728	1.19	294,485	1,807	2.43
Total interest-bearing deposits	8,008,603	8,346	0.41	7,267,734	16,851	0.92
Federal Home Loan Bank advances	68,442	445	2.59	187,721	1,099	2.32
Trust preferred borrowings	67,011	347	2.06	67,011	693	4.10
Senior debt	98,733	1,179	4.78	98,519	1,179	4.79
Other borrowed funds(4)	20,062	5	0.10	127,850	607	1.88
Total interest-bearing liabilities	8,262,851	$10,322	0.50%	7,748,835	$20,429	1.05%
Noninterest-bearing demand deposits	3,176,647			2,503,816
Other noninterest-bearing liabilities	374,206			323,350
Stockholders’ equity	1,836,256			1,842,759
Noncontrolling interest	(1,967)			(340)
Total liabilities and stockholders’ equity	$13,647,993			$12,418,420
Excess of interest-earning assets over interest-bearing liabilities	$4,068,871			$3,232,730
Net interest and dividend income		$113,048			$120,833
Interest rate spread			3.49%			4.06%
Net interest margin			3.66%			4.38%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

	Nine months ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial real estate loans	$2,832,976	$95,740	4.51%	$2,539,752	$111,470	5.87%
Residential loans	939,460	39,731	5.64	902,162	37,538	5.55
Commercial loans and leases	4,100,401	161,837	5.28	3,327,414	146,935	5.92
Consumer loans	1,136,107	41,726	4.91	1,035,907	43,711	5.64
Loans held for sale	91,040	2,623	3.85	36,335	1,264	4.65
Total loans and leases	9,099,984	341,657	5.02	7,841,570	340,918	5.82
Mortgage-backed securities(3)	2,071,344	37,454	2.41	1,642,787	35,684	2.90
Investment securities	127,088	3,200	4.00	144,187	3,042	3.38
Other interest-earning assets	276,707	797	0.38	198,471	4,098	2.76
Total interest-earning assets	11,575,123	$383,108	4.43%	9,827,015	$383,742	5.23%
Allowance for credit losses	(158,584)			(44,665)
Cash and due from banks	127,859			111,979
Cash in non-owned ATMs	341,940			368,160
Bank-owned life insurance	30,360			40,633
Other noninterest-earning assets	1,028,620			922,557
Total assets	$12,945,318			$11,225,679
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,224,258	$3,569	0.21%	$1,825,112	$6,389	0.47%
Money market	2,273,786	8,205	0.48	1,851,067	13,806	1.00
Savings	1,670,069	3,243	0.26	1,397,124	4,949	0.47
Customer time deposits	1,260,837	15,012	1.59	1,275,118	13,815	1.45
Total interest-bearing customer deposits	7,428,950	30,029	0.54	6,348,421	38,959	0.82
Brokered certificates of deposit	253,566	2,786	1.47	272,187	4,957	2.43
Total interest-bearing deposits	7,682,516	32,815	0.57	6,620,608	43,916	0.89
Federal Home Loan Bank advances	114,895	1,900	2.21	241,152	4,495	2.49
Trust preferred borrowings	67,011	1,417	2.82	67,011	2,136	4.26
Senior debt	98,681	3,538	4.78	98,465	3,538	4.79
Other borrowed funds(4)	64,470	484	1.00	154,169	2,278	1.98
Total interest-bearing liabilities	8,027,573	$40,154	0.67%	7,181,405	$56,363	1.05%
Noninterest-bearing demand deposits	2,743,638			2,135,702
Other noninterest-bearing liabilities	337,497			300,378
Stockholders’ equity	1,838,087			1,608,375
Noncontrolling interest	(1,477)			(181)
Total liabilities and stockholders’ equity	$12,945,318			$11,225,679
Excess of interest-earning assets over interest-bearing liabilities	$3,547,550			$2,645,610
Net interest and dividend income		$342,954			$327,379
Interest rate spread			3.76%			4.18%
Net interest margin			3.97%			4.47%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

Three months ended September 30, 2020: During the three months ended September 30, 2020, net interest income decreased $7.8 million from the three months ended September 30, 2019 primarily due to the lower rate environment and a $2.9 million decrease in purchase accounting accretion, partially offset by $6.4 million of net interest income from PPP loans which included $4.1 million of fee accretion. Net interest margin was 3.66% for the third quarter of 2020, a 72 basis point decrease compared to 4.38% for the third quarter of 2019 due to a 44 bps net decline from the lower interest rate environment and balance sheet mix, 12 bps from lower purchase accounting accretion, 8 bps from the significant short-term liquidity increase in customer deposits and 8 bps from the impact of PPP loans.
Nine months ended September 30, 2020: During the nine months ended September 30, 2020, net interest income increased $15.6 million from the nine months ended September 30, 2019 primarily due to a full nine month impact of the Beneficial acquisition in the current year and the impact of net interest income from PPP loans described above. Net interest margin was 3.97% for the nine months ended September 30, 2020, a 50 basis point decrease compared to 4.47% for the nine months ended September 30, 2019 due to 36 bps net decline from the lower interest rate environment and expected margin compression due to Beneficial's lower-margin balance sheet, 8 bps from the impact of PPP loans, and 6 bps from the significant short-term liquidity increase in customer deposits.
Provision/Allowance for Credit Losses
On January 1, 2020, we adopted the CECL method of accounting for loans and leases, and our held-to-maturity debt securities portfolio, which considers forward-looking information when establishing reserves for credit losses. We maintain the allowance for credit losses at an appropriate level based on our assessment of estimable and expected losses in the loan portfolio. Our allowance for credit losses is based on our historical loss experience that includes the inherent risk of our loans and various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations. Further, regional and national economic forecasts are considered in our expected credit losses. Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments.
Three months ended September 30, 2020: During the three months ended September 30, 2020, the provision for credit losses was $2.7 million, a decrease of $1.4 million from the three months ended September 30, 2019. Our provision for loan losses was relatively flat as compared to the prior period as economic forecasts in the current period were relatively consistent with our previous quarter estimates.
Nine months ended September 30, 2020: During the nine months ended September 30, 2020, the provision for credit losses was $154.1 million, an increase of $130.1 million from the nine months ended September 30, 2019. The increase was primarily due to acute deterioration in the economic forecast used in our CECL models related to the impact of COVID-19 pandemic, and loan migration that occurred during the year in several specific portfolios, mainly in the accommodation and food service industries.
The allowance for credit losses increased to $232.7 million at September 30, 2020 from $47.6 million at December 31, 2019. Of this increase, $35.9 million was due to our adoption of CECL as of January 1, 2020 and $154.1 million was due to the additional provision for credit losses during the nine months ended September 30, 2020. The ratio of allowance for credit losses to total loans and leases was 2.47% at September 30, 2020 and 0.56% at December 31, 2019. During the three and nine months ended September 30, 2020, net charge-offs totaled $2.2 million and $4.8 million, respectively, compared to $1.8 million and $15.8 million during the three and nine months ended September 30, 2019, respectively. The ratio of net charge-offs to average gross loans net of unearned income, which excludes loans held for sale and reverse mortgages, was 0.07% (annualized) and 0.22% at September 30, 2020 and December 31, 2019, respectively.
See Note 7 to the unaudited Consolidated Financial Statements and Nonperforming Assets above for further information.

Noninterest Income
Three months ended September 30, 2020: During the three months ended September 30, 2020, noninterest income was $49.2 million, a decrease of $13.2 million from $62.3 million during the three months ended September 30, 2019. This amount includes a $21.2 million decrease in unrealized gains on equity investments compared to the prior period, a $5.9 million decrease in Credit/debit card and ATM income primarily due to less interchange fees resulting from the Durbin amendment (effective on July 1, 2020), and the impact of a lower interest rate environment. Partially offsetting these decreases was an $8.4 million increase in mortgage banking activities due to improved secondary market conditions and increased volume from refinancings resulting from the lower interest rate environment, a $3.3 million in securities gains, net in the current period and an increase of $2.8 million in Investment management and fiduciary revenue driven by trust services revenue.
Nine months ended September 30, 2020: During the nine months ended September 30, 2020, noninterest income was $154.4 million, an increase of $8.1 million from $146.3 million during the nine months ended September 30, 2019, and includes an increase of $15.4 million in mortgage banking activities, as described above, a $5.8 million increase in securities gains, net, and a $4.2 million increase in Investment management and fiduciary revenue driven by trust services revenue. These increases were partially offset by a $10.4 million decrease in Credit/debit card and ATM income, as described above, a decrease of $3.4 million in the amount of net realized and unrealized gain on equity investments, which includes the combination of higher unrealized gains compared to the prior period partially offset by the gain on sale of 360,000 Visa Class B shares that occurred in the second quarter of 2020, and a $2.4 million decrease in deposit service charges due to lower transaction volume in the current period as a result of the COVID-19 pandemic.
For further information, see Note 3 to the unaudited Consolidated Financial Statements.

Noninterest Expense
Three months ended September 30, 2020: Noninterest expense for the three months ended September 30, 2020 was $93.5 million, a decrease of $16.0 million from $109.6 million for the three months ended September 30, 2019. The decrease was primarily due to $18.4 million of lower net corporate development and restructuring costs as compared to the prior period related to our acquisition of Beneficial, partially offset by a $2.3 million loss associated with prepayment fees from the termination of fixed rate FHLB term advances that occurred in the current period as part of routine balance sheet and liquidity management.
Nine months ended September 30, 2020: Noninterest expense for the nine months ended September 30, 2020 was $275.5 million, a decrease of $39.5 million from $315.0 million for the nine months ended September 30, 2019. The decrease was primarily due to $61.1 million of lower net corporate development and restructuring costs, as described above. This decrease was partially offset by increases of $9.2 million in salary-related expenses and $5.7 million in professional fees to support organic and merger-related growth, and an increase of $3.9 million for credit-related costs, driven by the increase in the unfunded commitment reserve expense in the current period, a $3.0 million contribution to the WSFS Community Foundation during the first quarter of 2020, and the $2.3 million loss on early extinguishment of debt, as described above.

Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $15.1 million and $14.2 million during the three and nine months ended September 30, 2020, respectively, compared to income tax expense of $15.9 million and $32.3 million for the same periods in 2019.
Our effective tax rate was 23.0% and 20.9% for the three and nine months ended September 30, 2020, respectively, compared to 22.9% and 23.9% for the same periods in 2019. The effective tax rate for the nine months ended September 30, 2020 decreased primarily due to nondeductible expenses associated with the acquisition of Beneficial incurred during the first quarter of 2019. Nondeductible acquisition costs of $8.2 million were recognized during the first quarter of 2019, whereas none were incurred in the comparable period in 2020. In addition, we recognized $1.7 million in tax benefits during the nine months ended September 30, 2020 related to tax law changes contained in the CARES Act (see "Recent Regulatory Developments"), related to the ability to carry back certain acquired net operating losses to prior years where the statutory tax rate was higher than the current statutory tax rate. Finally, the tax benefit related to stock-based compensation activity during the nine months ended September 30, 2020 pursuant to ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation (Topic 718), decreased compared to the prior year. During the three and nine months ended September 30, 2020, we recognized less than $0.1 million of tax expense and less than $0.1 million of a tax benefit, respectively, related to stock-based compensation activity, compared to a tax benefit of $0.7 million and $1.9 million for the same periods in 2019.
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

Contractual Obligations
Our contractual obligations at September 30, 2020 did not significantly change from our contractual obligations at December 31, 2019, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

(Dollars and share amounts in thousands, except per share amounts)	September 30, 2020	December 31, 2019
Stockholders’ equity of WSFS	$1,863,499	$1,850,306
Less: Goodwill and other intangible assets	559,806	568,745
Tangible common equity (numerator)	$1,303,693	$1,281,561
Shares of common stock outstanding (denominator)	50,673	51,567
Book value per share of common stock	$36.77	$35.88
Goodwill and other intangible assets	11.04	11.03
Tangible book value per share of common stock	$25.73	$24.85

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
Critical accounting estimates at September 30, 2020 did not significantly change from our critical accounting estimates at March 31, 2020 and December 31, 2019, which are disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, and Annual Report on Form 10-K for the year ended December 31, 2019, respectively.

RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at September 30, 2020 did not significantly change from our recent regulatory developments at December 31, 2019, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.
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

On April 6, 2020, WSFS Bank began participating in the PPP, We processed PPP loan applications until April 16, 2020, when the SBA announced that it had exhausted the $349 billion appropriated in the CARES Act, and stopped accepting PPP applications. On April 24, 2020, the President signed into law the Paycheck Protection Program and Health Care Enhancement Act, which supplemented certain programs established by the CARES Act and provided $310 billion in additional funding for the PPP. To date, we have provided nearly $1.0 billion in PPP loans for more than 5,400 new and existing WSFS Customers and are now processing loan forgiveness applications. The Bank has not accepted any applications since August 8, 2020, the statutory deadline for submissions by prospective borrowers.

We are also providing a number of customer relief programs in our commercial and retail portfolios, such as payment deferrals or interest only payments on loans and leases, disaster assistance, and waiving minimum deposit balance and direct deposit requirements as well as early withdrawal penalties for CDs or IRAs. Additionally, we are offering new lines of credit or increases to existing lines of credit and increased remote deposit limits for those individuals and businesses impacted by COVID-19. To date, we have modified approximately $2.1 billion of loans and leases to provide our customers this monetary relief. In general, we are not required to report these modifications as troubled debt restructurings.

The CARES Act also provides us with an opportunity to carry back net operating losses (NOLs) arising from 2018, 2019 and 2020 to the prior five tax years. We have such NOLs reflected on our balance sheet as a portion of our current tax receivables, which were previously valued at the federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. Consequently, effective September 30, 2020, we have revalued the benefit from its NOLs to reflect a 35% tax rate.

Transition from London Inter-Bank Offered Rate (LIBOR)

In 2014, a committee of private-market derivative participants and their regulators, the Alternative Reference Rate Committee (ARRC), was convened by the Federal Reserve to identify an alternative reference interest rate to replace LIBOR. In June 2017, the ARRC announced the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In April 2018, the Federal Reserve Bank of New York began to publish SOFR rates on a daily basis, and the ARRC and other institutions continue to take steps to advance SOFR as an alternative benchmark. In July 2020, the federal banking agencies issued guidance for banking organizations on managing the transition to an alternative reference rate; for the agencies, however, SOFR is not the exclusive alternative. The International Swaps and Derivatives Association, which develops standardized language for the derivatives contracts that we enter into, recently announced that language replacing LIBOR with another benchmark would take effect in January 2021. For derivatives contracts denominated in U.S. currency, the replacement benchmark rate is SOFR.

Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are indexed to LIBOR. As of September 30, 2020, the Company had approximately $1.7 billion of loans and $1.0 billion of derivatives that are utilized for customer guarantees, indexed to LIBOR, that mature after 2021. In addition, the Company had approximately $167.0 million of debt securities outstanding that are indexed to LIBOR (either currently or in the future) as of September 30, 2020. The Company has one investment security totaling $0.5 million, and no repurchase and resale agreements or FHLB advances indexed to LIBOR as of September 30, 2020.

Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through, and potentially beyond, the end of 2021. A cross-functional team from Finance, Lending, Risk and IT is leading our efforts to monitor this activity and evaluate the related risks and potential process changes arising from the transition from LIBOR. We have completed our initial assessment efforts, including our internal risk assessment procedures, and the cross-functional team is working towards the migration of our existing contracts and system implementation. Our variable or floating rate instruments currently use LIBOR and give us discretion to determine a replacement benchmark rate if LIBOR becomes unavailable. We are still considering the appropriate transition for our legacy contracts.
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

(b)Changes in internal control over financial reporting. During the three months ended September 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Federal, state and local governments have enacted various restrictions in an attempt to limit the spread of COVID-19. Such measures have disrupted economic activity and contributed to job losses and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve Board has sharply reduced interest rates (which we expect will likely remain low for a considerable period) and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act.
The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Beginning April 6, 2020, we began processing loan applications, under the Paycheck Protection Program (PPP) created under the CARES Act. All of the federal banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. We are also making a high level of loan modifications under our deferred payment program. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain.
The continuation of the economic effects of the COVID-19 pandemic have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and has led to an economic recession and a significant decrease in consumer confidence and business generally. The continuation of these conditions (including whether due to a resurgence or additional waves of COVID-19 infections, particularly as the geographic areas in which we operate continue to re-open), as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, has adversely affected our results of operations and financial condition, and have and can be expected to further adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events have had, and/or can be expected to continue to have, the following effects, among other things:
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
•negatively impact the productivity and availability of key personnel and other Associates necessary to conduct our business, and of third-party service providers who perform critical services for us (including the processing of forgiveness applications associated with our PPP loans), or otherwise cause operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and
•increase cyber and payment fraud risk and other operational risks, given increased online and remote activity, which may adversely affect the realization of the anticipated benefits of our Delivery Transformation initiative.

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
Our results of operations have been adversely affected by the factors described above. For example, for the nine months ended September 30, 2020 these factors caused a substantial increase in our provision for credit losses and the amount of our problem loans. While the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, nor the pace of economic recovery when the COVID-19 pandemic subsides, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 is likely to result in an adverse effect on our business, financial condition and results of operations in future periods, and may heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the fourth quarter of 2018, the Board of Directors of the Company approved a share repurchase program that enables us to repurchase up to 3,136,978 shares of common stock after the closing of our acquisition of Beneficial, which occurred on March 1, 2019.

During the first quarter of 2020, the Company completed this share repurchase program and the Board of Directors approved a new share repurchase program authorizing the repurchase of 7,594,977 shares, or 15% of its outstanding shares as of March 31, 2020; however, all share repurchases were temporarily suspended due to the impact of COVID-19 on the economy and our performance. During the three months ended September 30, 2020, no repurchases of shares of common stock were made under the Company's new share repurchase program.

Our Board of Directors approved the resumption of share repurchases in the fourth quarter of 2020 due to our improved financial performance and additional clarity on the economic and credit environment. Under the program, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The program is consistent with our intent to return a minimum of 25% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks.

(1)

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.     Exhibits

Exhibit Number	Description of Document
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2019.
3.2	Amended and Restated Bylaws of WSFS Financial Corporation is incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on November 21, 2014.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 4, 2020, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: November 4, 2020	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2020	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)