Form 10-K
period 2020-12-31
WSFS FINANCIAL CORP
filed 2021-03-01
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-35638
WSFS FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2866913
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
500 Delaware Avenue, Wilmington, Delaware	19801
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (302) 792-6000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	WSFS	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15. U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on Nasdaq as of June 30, 2020, was $1,437,086,921. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the registrant's outstanding common stock.
As of February 26, 2021, there were issued and outstanding 47,494,802 shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

WSFS FINANCIAL CORPORATION

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, and exhibits hereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which the Company operates and in which its loans are concentrated, including possible declines in housing markets, an increase in unemployment levels and slowdowns in economic growth, including as a result of the novel coronavirus, or COVID-19, pandemic;
•possible additional loan losses and impairment of the collectability of loans, particularly as a result of the COVID-19 pandemic and the policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security Act, as amended, or CARES Act, including its automatic loan forbearance provisions and the Company's Paycheck Protection Program (PPP) lending activities;
•additional credit, fraud and litigation risks associated with our PPP lending activities;
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
•the credit risk associated with the substantial amount of commercial real estate, construction and land development and commercial and industrial loans in the Company’s loan portfolio;
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
•the intention of the United Kingdom’s Financial Conduct Authority (FCA) to cease support of London Inter-Bank Offered Rate (LIBOR) and the transition to an alternative reference interest rate, such as the Secured Overnight Funding Rate (SOFR), including methodologies for calculating the rate that are different from the LIBOR methodology and changed language for existing and new floating or adjustable rate contracts;
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
•the Company’s reliance on third parties for certain important functions, including the operation of its core systems, and any failures by such third parties;
•system failures or cybersecurity incidents or other breaches of the Company’s network security, particularly given widespread remote working arrangements;
•the Company’s ability to recruit and retain key Associates;
•the effects of problems encountered by other financial institutions that adversely affect the Company or the banking industry generally;
•the effects of weather and natural disasters such as floods, droughts, wind, tornadoes and hurricanes as well as effects from geopolitical instability, public health crises and man-made disasters including terrorist attacks;
•the effects of regional or national civil unrest (including any resulting branch or ATM closures or damage);
•possible changes in the speed of loan prepayments by the Company’s Customers and loan origination or sales volumes;
•possible changes in the speed of prepayments of mortgage-backed securities (MBS) due to changes in the interest rate environment, particularly as a result of the COVID-19 pandemic, and the related acceleration of premium amortization on prepayments in the event that prepayments accelerate;
•regulatory limits on the Company’s ability to receive dividends from its subsidiaries and pay dividends to its stockholders;
•any reputation, credit, interest rate, market, operational, litigation, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above; and
•other risks and uncertainties, including those discussed herein under the heading “Risk Factors” and in other documents filed by the Company with the Securities and Exchange Commission (SEC) from time to time.
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

The following are registered trademarks of the Company: Cash Connect®, Christiana Trust Company of Delaware®, NewLane Finance®, Powdermill® Financial Solutions, West Capital Management®, WSFS Institutional Services®, WSFS Mortgage® and WSFS Wealth® Investments. Any other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

PART I
ITEM 1. BUSINESS
OUR BUSINESS
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company's subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $14.3 billion in assets and $24.2 billion in assets under management (AUM) and assets under administration (AUA) at December 31, 2020, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Delaware and Greater Philadelphia region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions.
A fixture in the community, WSFS Bank has been in operation for more than 189 years. In addition to its focus on stellar customer experiences, WSFS Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates. As of December 31, 2020, we service our Customers primarily from our 112 offices located in Pennsylvania (52), Delaware (42), New Jersey (16), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile apps.

Subsidiaries
The Company has six consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), Christiana Trust Company of Delaware® (Christiana Trust DE), and WSFS SPE Services, LLC.
•Powdermill® provides multi-family office services to affluent clientele in the local community and throughout the U.S.
•West Capital provides fee-only wealth management services tailored to the needs of high net worth individuals operating under a multi-family office philosophy. West Capital had approximately $806.5 million in AUM at December 31, 2020, compared to approximately $767.8 million at December 31, 2019.
•Cypress provides asset management services. As a registered investment adviser and fee-only wealth management firm, Cypress had approximately $1.2 billion in AUM at December 31, 2020, flat compared to December 31, 2019.
•Christiana Trust DE supplements our existing Wealth Management segment by offering Delaware advantage trust services including directed trusts, asset protection trusts and dynasty trusts.
•WSFS SPE Services, LLC provides commercial domicile services which include providing employees, directors, subleases of office facilities and registered agent services in Delaware and Nevada.
WSFS Bank has three wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), WSFS Investment Group, Inc. (WSFS Wealth® Investments), and 1832 Holdings, Inc. WSFS Bank has one majority-owned subsidiary, NewLane Finance®.
•BEFC was acquired during the Beneficial Bancorp, Inc. (Beneficial) acquisition and is in the business of leasing small equipment and fixed assets. Subsequent to the Beneficial acquisition, the leasing operations of BEFC were combined with NewLane Finance®, described below.
•WSFS Wealth® Investments markets various third-party investment and insurance products such as single-premium annuities, whole life policies and securities primarily through our retail banking system and directly to the public.
•1832 Holdings, Inc. was formed to hold certain debt and equity investment securities.
•NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers new product offerings for insurance through a newly-formed subsidiary, Prime Protect, which commenced operations during the fourth quarter of 2020.

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
Segment Information
For financial reporting purposes, our business has three segments: WSFS Bank, Cash Connect® and Wealth Management. The WSFS Bank segment provides loans and leases and other financial products to commercial and retail customers. Cash Connect® provides ATM vault cash, smart safe and other cash logistics services in the U.S through strategic partnerships with several of the largest networks, manufacturers and service providers in the cash logistics industry. The Wealth Management segment provides a broad array of planning and advisor services, investment management, personal and institutional trust services, and credit and deposit products to individuals, corporate, and institutional clients.
WSFS Bank
As of December 31, 2020, WSFS Bank's banking business had a total loan and lease portfolio of $9.0 billion, which is primarily commercial lending funded by customer-generated deposits. We have built a $7.1 billion commercial loan and lease portfolio by recruiting the best seasoned commercial lenders in our markets and offering the high level of service and flexibility typically associated with a community bank. We fund this business primarily with deposits generated through commercial relationships and retail deposits, as well as through our digital banking platforms.
WSFS Bank also offers a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches, and mortgage and title services through those branches and through WSFS Mortgage®. WSFS Mortgage® is a mortgage banking company and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.
Cash Connect®
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services in the U.S. Cash Connect® manages approximately $1.6 billion in total cash and services approximately 27,900 non-bank ATMs and approximately 4,500 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports over 600 branded ATMs for WSFS Bank, which has one of the largest branded ATM networks in our market.
Wealth Management
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Combined, these businesses had $24.2 billion of AUM and AUA at December 31, 2020. WSFS Wealth® Investments provides financial advisory services. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high net worth individuals. The trust division of WSFS, comprised of WSFS Institutional Services® and Christiana Trust DE, provides personal trust and fiduciary services, as well as, trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. Powdermill® is a multi-family office providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management provides comprehensive solutions to high net worth clients by delivering credit and deposit products as well as partnering with other wealth management units.
For segment financial information for the years ended December 31, 2020, 2019 and 2018, see Note 22 to the Consolidated Financial Statements in this report.

Recent Business Developments
•COVID-19 pandemic: The COVID-19 pandemic adversely affected our results of operations in 2020, and we have adapted our business operations in response to the pandemic and governmental actions in response to it.
◦During March 2020, we immediately closed all of our retail branch office lobbies, while continuing to service our Customers through our branch locations equipped with drive-thru services, in addition to our contact centers, mobile apps and www.wsfsbank.com.
◦By the second quarter of 2020, we began a phased approach to reopen our retail branch office lobbies while following the recommended Federal, State and local guidance at the direction from the CDC, State Departments of Health and other governing bodies, including appropriate personal protective equipment and social distancing, as we were servicing our Customers.
◦By the end of 2020, most of the previously closed banking locations that service our Customers had reopened while we monitored the impacts of COVID-19 and implemented short-term closures when appropriate.

During this time, the retail office closures did not significantly impact our financial condition and results of operations, as our Customer deposits remained intact based on our ability to service our Customers through our other service channels and the fees and costs associated with our Customer deposits remained under normal business operations. We also continued with a carefully planned and phased approach to opening our remaining office locations that aligns with Federal, State and local guidance. Even with the majority of non-retail office Associates working remotely, our ability to operate and execute on our strategy continues without significant disruption. For more information on the effects of the pandemic, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors – Market Risks."
•Regulatory relief programs: We participated in some of the regulatory relief programs offered as a result of the CARES Act, including the PPP. In 2020, we provided nearly $1.0 billion in PPP loans to more than 5,400 new and existing WSFS Customers, which resulted in $21.7 million of additional interest income from PPP loans and $3.3 million of PPP related costs during the year ended December 31, 2020. We experienced an increase in customer deposits and liquidity due to these PPP loans and the current economic environment. In December 2020, Congress approved the next round of PPP (PPP 2.0) and the SBA began accepting PPP 2.0 applications on January 19, 2021. We are again participating in providing our business Customers the access to funding they need to bridge the gap between economic recovery and the vaccine rollout. However, unlike the first round, we will be partnering with third party providers who will accept, process and service PPP 2.0 loans. This arrangement allows us to expand our reach to more non-WSFS Customers, including those in underserved communities that struggled to gain access to PPP funds in the first round. See "Financial Condition" and "Regulation" for further details.
•Community outreach: During 2020, WSFS made a $3.0 million grant to the WSFS Community Foundation to address the impacts of COVID-19 on the communities we serve and provide long-term support for education, health and human services, and economic development in our communities. The WSFS Community Foundation and its effects on our communities provided $335,500 in grants to 25 local nonprofit organizations and schools engaged in the fight against COVID-19, and WSFS Bank provided a $200,000 donation to four community development financial institutions (CDFIs) to utilize for relief grants to help accelerate recovery efforts of local small businesses within the Bank’s footprint. Despite the challenges of the pandemic, our Associates also volunteered nearly 12,000 hours during 2020 as part of our long-standing commitment to community service. Our Associate volunteer hours supported many areas involving food banks, homeless shelters, nursing homes, assisted living, community and education centers.
Our involvement in PPP during 2020, as described above, helped to support an estimated 100,000 jobs in our region. In partnering with third party providers for the next round of PPP funding, our goal is to further expand our reach to continue to support both WSFS and non-WSFS customers, including those in underserved communities who struggled to gain access to PPP funds in the first round. WSFS also partnered with four local financial institutions to participate in a loan program, the Micro-Loan Recovery Program, which currently includes a combined commitment of $650,000 to fund small Philadelphia businesses impacted by the COVID-19 pandemic. Through our partnership with the other financial institutions, we are helping to address the financial needs of the small businesses throughout the city of Philadelphia with the goal of keeping these businesses open and operating.

WSFS DIFFERENTIATION STRATEGY
While most banks offer similar products and services, we believe that WSFS, through its proven service model, sets itself apart from other banks in our market and the industry in general. In addition, community banks such as WSFS have been able to distinguish themselves from large national or international banks by providing our Customers with the service levels, responsiveness and local decision making they prefer.
Our focus on this differentiation strategy supports our core franchise with a mix of organic and acquisition-related growth and builds value for our stockholders. Since December 31, 2016, our commercial loans and leases, which exclude loans held-for-sale, have grown from $3.8 billion to $7.1 billion at December 31, 2020, a 13% compound annual growth rate (CAGR). Over the same period, customer deposits have grown from $4.6 billion to $11.6 billion, a 20% CAGR. For further details, refer to the Comparative Stock Performance Graph in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following factors summarize what we believe is our differentiation strategy:
Our Mission
We Stand for Service® is our mission and our daily call to action. Since 1832, WSFS has been a service-oriented, locally managed community banking institution serving Delaware Valley families and businesses. We strive to meet our Customers’ evolving banking needs and to exceed their expectations each and every day.
Values
Our values address integrity, service, accountability, transparency, honesty, growth and desire to improve. They are the core of our culture, they make us who we are and we live them every day.
At WSFS, we:
•Do the right thing
•Serve others
•Are welcoming, open and candid
•Grow and improve
Human Sigma
Our business model is designed using the science of Human Sigma, which is built on a foundation of engagement. The Human Sigma model, identified by Gallup, Inc., begins with Associates (employees) who take ownership for their responsibilities and impact; as such, they are more likely to consistently perform at a higher level. We significantly invest in our culture of engagement which underpins all that we do at WSFS, including attracting, motivating and retaining our Associates, delivering stellar Customer experiences and strengthening the well-being of our communities. Our culture is based on the fundamental principal of “a really good life.” Our strategy, “Engaged Associates, living our culture, making a better life for all we serve” builds upon that principal.

Our strategy in action starts a virtuous cycle whereby, as we do better, our community does better and as our community does better, we do better. It’s a simple premise that plays out in a big way every day. Research studies validate the direct link between engagement and a company’s financial performance. Our strategy, which triggers our virtuous cycle, ensures that research and reinforces our culture that is evidenced in our Company results.

Human Capital
At December 31, 2020, we had 1,838 full-time equivalent Associates. Our Associates are not represented by a collective bargaining unit and we believe our relationship with our Associates is strong.
During 2020, WSFS captured the voice of our Associates and our Customers through multiple channels, including our ongoing partnership with Gallup Inc. (Gallup). During this pivotal year with the continued onboarding of former Beneficial customers and the impact of the COVID-19 pandemic, we continued to use these tools to measure our Associate and Customer engagement.
Surveys conducted for us by Gallup indicate that, in 2020:
•Our Associate engagement survey results placed WSFS in the 94th percentile of Gallup's overall company-level database. Our Associate engagement ratio was 13.4:1, which means there were 13.4 engaged Associates for every actively disengaged Associate. This compares to a U.S. working population ratio of 2.7:1.
•Our Customer engagement survey results reflected that 60% of Customers polled ranked WSFS a “five” out of five, strongly agreeing with the statement “WSFS is the perfect bank for people like me.” Our Customer engagement ratio was 5.4:1, which means there were 5.4 engaged Customers for every actively disengaged Customer.
•Customer loyalty grew during the year, as measured by our Net Promoter Scores (NPS). Our branch network achieved an overall NPS of 72.3 in 2020, with the fourth quarter of 2020 resulting in the highest quarter performance since program inception. Surveys are conducted utilizing Medallia.
By fostering a culture of engaged and empowered Associates, we believe we have become the employer and bank of choice in our market. In 2020, we were honored to receive the following accolades:
•Ranked #21 in the United States on the Forbes World’s Best Banks Listing;
•Selected as one of only two companies nationwide to receive the Gallup Culture Transformation Award in its inaugural year;
•Named a Top Workplace in Delaware for the 15th year in a row, and the second consecutive year in first place;
•Named a Top Workplace in Philadelphia and southeastern PA for the sixth year in a row;
•Named to the 'Soaring 76', recognizing us as one of the 76 fastest growing companies in the greater Philadelphia region for the fourth year in a row by the Philadelphia Business Journal; and
•Ranked 4th Best Overall Bank in Bank Director's 2021 RankingBanking study, while placing first in the Best Board and Best Technology Strategy categories.
Diversity, Equity and Inclusion
Diversity, Equity and Inclusion (DE&I) is supported by the values of WSFS. In 2020, as a commitment to those values, we launched our DE&I Initiative to continue to assess diversity, equity and inclusion with respect to WSFS and our interactions in and with the communities we serve. In support of the DE&I Initiative, WSFS formed an advisory group of 16 Associates representing all of the divisions of the Company. The advisory group works alongside an assembled group of division advocates of over 40 Associates to maintain open lines of communication with our Associates to help generate ideas and vet concepts in furtherance of the DE&I Initiative's goals.
During 2020, we began a search to hire a director of DE&I, who will focus on supporting, managing and implementing diversity and inclusion strategies and programs, and create and deliver initiatives designed to sustain a culture of inclusion.

Community Banking Model
Our size and community banking model play a key role in our success. Our approach to business combines a service-oriented culture with a full complement of products and services, all aimed at meeting the needs of our retail, business and wealth Customers. We believe the essence of being a community bank means that we are:
•Small enough to offer Customers responsive, personalized service and direct access to decision makers, yet
•Large enough to provide the products, services and balance sheet lending capacity needed by our target market Customers.
As the financial services industry has consolidated, many independent banks have been acquired by national companies that have centralized their decision-making authority and focused their product offerings on a regional or even national customer base. As a result, many of these banks have lost the deep knowledge of the local markets expected by our Customer base. We believe this trend has underserved small and medium size business owners who have become accustomed to dealing directly with their bank’s senior executives, discouraged retail customers who often experience deteriorating levels of service in branches and other service outlets, and resulted in less empowered bank employees who are less engaged to provide good and timely service to their customers.
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
WSFS Bank offers:
•One primary point of contact: Each of our relationship managers is responsible for understanding his or her Customers’ needs and bringing together the right resources in WSFS Bank to meet those needs.
•A customized approach to serving our Customers: We believe that this gives us an advantage over our competitors who are too large or centralized to offer customized products or services.
•Products and services that our Customers value: This includes a broad array of banking, cash management and trust and wealth management products, as well as a legal lending limit high enough to meet the credit needs of our Customers, especially as they grow.
•Rapid response and a company that is easy to do business with: Our Customers tell us this is an important differentiator from larger, in-market competitors.
Our community banking model continues to be a key differentiating point and drove our response in assisting our Customers and the communities we serve and who have been impacted by the COVID-19 pandemic. This was reflected in our active involvement in many relief programs in our community, such as PPP, our payment deferral programs, the Micro-Loan Recovery Program, and grants to the WSFS Community Foundation in support of various outreach programs in our communities to provide long-term support for education, health and human services, and economic development.

Our Diversified Business
Balance Sheet Management
We put a great deal of focus on actively managing our balance sheet. This manifests itself in:
•Prudent capital levels - Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2020 all regulatory capital levels for WSFS Bank and the Company were in excess of "well-capitalized" levels. For the capital position of WSFS Bank and the Company, refer to Note 14 of the Consolidated Financial Statements. At December 31, 2020, the Company's common equity to assets ratio was 12.50% and its tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 8.96%. For a reconciliation of tangible common equity and tangible assets to net income and total assets, the most comparable measures in accordance with U.S. generally accepted accounting principles (GAAP), refer to “Reconciliation of non-GAAP financial measures included in Item 1” located at the end of this section.
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

•Focus on credit quality - We seek to control credit risk in our investment portfolio and use this portion of our balance sheet primarily to help us manage liquidity and interest rate risk, while providing marginal income and tax relief. Our philosophy and pre-purchase due diligence has allowed us to avoid the significant investment write-downs in the current economic climate.
•Asset/liability management strategies - Our investment portfolio is consistent with the approved risk appetite of our Board of Directors. We work to optimize duration, yield and liquidity and to minimize credit risk within policy guidelines. The concentration in agency MBS (96% of investment portfolio) and bank qualified municipal bonds (4% of investment portfolio) provides liquidity, yield and credit to meet the intended risk profile.
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
Performance Expectations and Alignment with Stockholder Priorities
We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in return on assets (ROA). Management incentives are, in large part, based on driving performance of ROA as well as return on average tangible common equity (ROTCE) and EPS growth. More details on management incentive plans will be included in the proxy statement for our 2021 Annual Meeting of Stockholders.
For the year ended December 31, 2020, WSFS reported ROA of 0.87%. Core ROA, which excludes non-core items and is a non-GAAP financial measure, was 0.74% for the year ended December 31, 2020.
Core ROA for 2020 excludes (i) securities gains, (ii) realized and unrealized gains on equity investments, net, (iii) corporate development and restructuring expense, (iv) loss on early extinguishment of debt, and (v) contribution to WSFS Community Foundation. For a reconciliation of Core ROA to ROA, the most comparable GAAP measure, refer to “Reconciliation of non-GAAP financial measures included in Item 1” located at the end of this section.

Growth
We have achieved success over the long-term in lending and deposit gathering, growing the Wealth Management segment’s client base and growing Cash Connect®’s customer base and services. Our success has been the result of a focused strategy that provides service, responsiveness and careful execution in a consolidating marketplace.
We plan to continue to grow by:
•Developing talented, service-minded Associates: We have successfully recruited Associates with strong ties to, and the passion to serve, their communities to enhance our service in existing markets and to provide a strong start in new communities. We also focus on developing talent and leadership from our current Associate base to better equip those Associates for their jobs and prepare them for leadership roles at WSFS. During 2020, the following key Associate and Board updates occurred:
◦Michael P. Reed, joined as Executive Vice President, Chief Risk Officer;
◦Michael L. Conklin, joined as Executive Vice President, Chief Human Resources Officer;
◦Peggy H. Eddens, will be retiring at the end of 2021, and has transitioned to Executive Vice President, Chief Customer Officer; and
◦Nancy J. Foster, was appointed to the WSFS Board of Directors.
•Embracing the Human Sigma concept: We are committed to building Associate Engagement and Customer Advocacy as a way to differentiate ourselves and grow our franchise.

•Building fee income through investment in and growth of our Wealth Management and Cash Connect® segments.
◦Wealth Management experienced record growth during 2020 in AUM and corresponding AUM-based revenues largely due to market performance. WSFS Institutional Services® ended 2020 as the securitization industry's sixth most active trustee for U.S. Asset and Mortgage Backed Securities according to Asset-Backed Alert’s ABS Database.
◦Cash Connect®, in partnership with our retail strategy, expanded its WSFS branded ATM network by adding over 150 ATMs during 2020 to serve Delaware and the Greater Philadelphia region. The number of owned and branded ATMs increased to 626 as of December 31, 2020.
•Continuing strong growth in commercial and retail lending by:
◦Offering local decision-making by seasoned banking professionals with significant local market experience.
◦Executing our community banking model that combines stellar experiences with the banking products and services our business customers demand.
◦Continuing to expand our NewLane Finance® leasing business, including an insurance product through a newly formed subsidiary, Prime Protect, as described above.
◦Adding seasoned lending professionals that have helped us win customers in our Delaware, southeastern Pennsylvania and southern New Jersey markets, which contributes to our expanding commercial small business leasing portfolio and residential mortgage, small business and SBA portfolios in the footprint we operate. In the past 12 months, we expanded our Commercial and Small Business Banking teams in the Greater Philadelphia region with the addition of nine experienced relationship managers.
•Continuing to grow deposits by:
◦Offering products through an expanded and updated branch network, increasing our market presence in Philadelphia, southeastern Pennsylvania and southern New Jersey.
◦Providing a stellar experience to our Customers.
◦Further expanding our commercial Customer relationships with deposit and cash management products.
◦Finding creative ways to build deposit market share such as targeted marketing programs.
•Continuing investment in our Delivery Transformation initiative (described in greater detail below) to increase adoption and usage of digital channels aligned with our strategy by:
◦Improving branch NPS scores and expanding NPS surveys to our contact center.
◦Providing a deeper adoption of myWSFS to provide a personalize mobile experience.
◦Deploying Medallia for real-time customer feedback from our branches and contact center.
◦Expanding DocuSign capabilities to improve turnaround time and document retention across the Company.
◦Executing multichannel target marketing campaigns with our Customers.
◦Implementing Salesforce to support our customer relationship management with focus on change management, adoption and governance.
•Seeking strategic acquisitions over the next several years, as we expect our growth to continue to be a mix of organic and acquisition-related growth, consistent with our long-term strategy.
Disciplined Cost Management
We maintain a disciplined cost management strategy while continuing to make prudent investments in our businesses through the lens of our Strategic Plan. This was evident in management's execution of the cost synergies and branch optimization plan following the acquisition of Beneficial. Further, we have experienced and continue to anticipate increased costs as a result of our previously announced Delivery Transformation initiative and investment in marketing technology, fully supported by business cases indicating strong return on investment, and driving our future growth.

Innovation
Our organization is committed to product and service innovation as a means to drive growth and to stay ahead of changing customer demands and emerging competition. We are focused on developing and maintaining a strong “culture of innovation” that solicits, captures, prioritizes and executes innovation initiatives, including feedback from our customers, as well as leveraging technology from product creation to process improvements. Cash Connect®, a premier provider of ATM vault cash, smart safe and other cash logistics services in the U.S., serves as an innovation engine by driving enhancements such as mobile phone cash withdrawals from WSFS ATMs, and has developed best-in-class cash logistics and reconciliation software. WSFS Institutional Services®, which offers owner and indenture trustee services for asset-backed securities, custody, escrow, verification agent services as well as numerous other services, has partnered with several technology firms and fintechs to enhance and expand our client offerings. These innovations have created internal efficiencies and valued services for our local banking customers, institutional clients and merchants across the nation. We intend to continue to leverage technology and innovation to grow our business and to successfully execute on our strategy.
In 2019, we embarked on a multi-year Delivery Transformation initiative focused on melding our physical and digital delivery, consistent with our brand, by enabling our Associates with the latest technology and actionable data to better serve our Customers. Industry and customer behavior trends continue to shift as observed in reduced branch traffic and increased mobile adoption. As such, we have concluded that we need to transform our delivery channels to meet these new expectations. As we continue to make progress on our 2019-2021 Strategic Plan, we have accelerated our transformation by optimizing our physical branch network and making strategic investments in meaningful technology solutions, supported by specialized talent. Those investments are expected to provide our Customers with leading edge products and elevate our Associates, as they strive to serve in a competitive and compelling way. We are designing and integrating solutions to provide personalized experiences to our Customers, while retaining the essence of what makes WSFS great. Through our Delivery Transformation and our ongoing commitment to Stellar Service, we intend to continue to lead the community and regional banking industry with regards to service delivery and Customer experience.
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
Enterprise Risk Management
We manage our risks through our Enterprise Risk Management (ERM) program administered by the Chief Risk Officer (CRO) and ERM department. Our stand-alone ERM department is separate from our lines of business. Formal Risk Appetite Statements have been developed for each risk category throughout the institution; these statements are reviewed and approved by the Board annually. From a regulatory perspective, our ERM program is evaluated as part of the regular Safety and Soundness examination by the OCC.
Key Risk Indicators (KRI’s) or Risk metrics are continually monitored in relation to risk appetite though a Risk Assessment Summary (RAS) dashboard. Each KRI has an assigned quantitative tolerance level which considers our overall risk appetite, regulatory requirements, the bank’s peer group statistics, best practices, and general industry guidelines. As part of our ERM program, approximately 90 KRIs are monitored company-wide. In the event that risk levels exceed our defined risk appetite, management action is required.
The CRO and the ERM department conduct meetings with management of respective business lines and support areas to discuss and gather information for ERM reporting. ERM reporting is also provided to the Board of Directors quarterly. In addition, our Management Risk Committee (MRC), which meets each quarter, provides management governance and oversight of the Company's risk management program on an enterprise-wide basis, and includes members of the Company's executive and senior management teams.

Market Demographics
Our primary market is Delaware and the Greater Philadelphia region, including southeastern Pennsylvania and southern New Jersey. This market benefits from an urban concentration as well as from a unique political, legal, tax and business environment. The following table shows key demographics for our markets compared to the national average.

(Most recent available statistics)	Delaware	Southeastern Pennsylvania (1)	Southern New Jersey (2)	National Average
Unemployment (For November 2020) (3) (4) (5)	5.1%	6.2%	9.4%	6.7%
Median Household Income (2015-2019) (6)	$68,287	$80,261	$78,934	$62,843
Population Growth (2010-2019) (7)	8.4%	3.1%	(1.1)%	6.3%
(1)Comprised of Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties
(2)Comprised of Burlington and Camden Counties
(3)Bureau of Labor Statistics - Delaware and National unemployment rates are as of November 2020, seasonally adjusted
(4)Bureau of Labor Statistics - Southeastern Pennsylvania unemployment rate is a simple average of the November 2020 not seasonally adjusted unemployment rates for Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties
(5)Bureau of Labor Statistics - Southern New Jersey unemployment rate is a simple average of the November 2020 not seasonally adjusted unemployment rates for Burlington and Camden Counties
(6)U.S. Census Bureau - Quick Facts 2015 - 2019
(7)U.S. Census Bureau - Quick Facts 2010 - 2019

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY
Condensed average balance sheets for each of the last two years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CREDIT EXTENSION ACTIVITIES
Over the past several years we have focused on growing the more profitable, relationship-oriented segments of our loan portfolio. Our current portfolio lending activity is concentrated on small- to mid-sized businesses in the mid-Atlantic region of the U.S., primarily in Delaware, southeastern Pennsylvania, southern New Jersey, Maryland and northern Virginia. Based on current market conditions, we expect our focus on growing commercial and industrial loans and other relationship-based commercial loans to continue during the remainder of 2021 and beyond.
The following table shows the composition of our loan and lease portfolio at year-end for the last five years:

	At December 31,
(Dollars in thousands)	2020(1)		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Types of Loans
Commercial and industrial (2)	$2,700,418	30.7%	$2,046,798	24.3%	$1,472,489	30.3%	$1,464,554	30.7%	$1,287,731	29.0%
Owner-occupied commercial	1,332,727	15.2	1,296,466	15.4	1,059,974	21.8	1,079,247	22.6	1,078,162	24.3
Commercial mortgages	2,086,062	23.7	2,222,976	26.4	1,162,739	23.9	1,187,705	24.9	1,163,554	26.2
Construction	716,275	8.1	581,082	6.9	316,566	6.5	281,608	5.9	222,712	5.0
Commercial small business leases	248,885	2.8	188,630	2.2	—	—	—	—	—	—
Residential (3)	774,455	8.8	1,016,500	12.1	218,099	4.5	253,301	5.3	289,611	6.5
Consumer	1,165,917	13.3	1,128,731	13.4	680,939	14.0	558,493	11.7	450,029	10.1
Gross loans and leases	9,024,739	102.6	8,481,183	100.7	4,910,806	101.0	4,824,908	101.1	4,491,799	101.1
Less:
Deferred fees (unearned income)	—	—	9,143	0.1	7,348	0.2	7,991	0.2	7,673	0.2
Allowance for credit losses	228,804	2.6	47,576	0.6	39,539	0.8	40,599	0.9	39,751	0.9
Net loans and leases (4)	$8,795,935	100.0%	$8,424,464	100.0%	$4,863,919	100.0%	$4,776,318	100.0%	$4,444,375	100.0%
(1)Includes the impact of our adoption of CECL on January 1, 2020.
(2)Commercial and industrial loans include $751.2 million of PPP loans at December 31, 2020.
(3)Includes reverse mortgages, at fair value of $10.1 million, $16.6 million, $16.5 million, $19.8 million, and $22.6 million at December 31, 2020, 2019, 2018, 2017, and 2016, respectively.
(4)Excludes $197.5 million, $83.9 million, $25.3 million, $31.1 million, and $54.8 million of commercial and industrial loans and residential mortgage loans held for sale at December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

The following tables show our loan portfolio by remaining contractual maturity as of December 31, 2020. The first table details the total loan portfolio by type of loan. The second table details the total loan portfolio by those with fixed interest rates and those with adjustable interest rates. Loans may be pre-paid, so the actual maturity may differ from the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the "Less than One Year" category.

(Dollars in thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Commercial and industrial loans	$213,970	$1,836,619	$649,829	$2,700,418
Commercial owner-occupied loans	18,010	432,568	882,149	1,332,727
Commercial mortgage loans	25,273	1,106,516	954,273	2,086,062
Construction loans	6,497	542,553	167,225	716,275
Commercial small business leases	10	212,886	35,989	248,885
Residential loans (1)	1,776	24,468	738,149	764,393
Consumer loans	11,760	82,938	1,071,219	1,165,917
Total gross loans and leases	$277,296	$4,238,548	$4,498,833	$9,014,677
Rate sensitivity:
Fixed	$17,367	$2,362,302	$2,533,542	$4,913,211
Adjustable(2)	259,929	1,876,246	1,965,291	4,101,466
Total gross loans and leases	$277,296	$4,238,548	$4,498,833	$9,014,677
(1) Excludes reverse mortgages at fair value of $10.1 million.
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
Our commercial mortgage portfolio was $2.1 billion at December 31, 2020. Generally, this portfolio is diversified by property type, with no type representing more than 32% of the portfolio. The largest type is retail-related (non-mall, neighborhood shopping centers and other retail) with balances of $667.6 million at December 31, 2020. The average size of a loan in the commercial mortgage portfolio is $0.8 million and only 13 loans are greater than $12.0 million, with one loan greater than $24.0 million.
We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with the option of conversion to mini-permanent loans (one - five years) upon completion of construction. These construction loans are short-term, usually not exceeding two years, with interest rates generally indexed to our WSFS prime rate, the “Wall Street” prime rate or LIBOR, and are adjusted periodically as these indices change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of each loan, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial business development staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2020, $1.1 billion was committed for construction loans, of which $716.3 million was outstanding. The residential construction and land development (CLD) portfolio represented $331.4 million, or 4%, of total loans and 22% of Tier 1 capital (Tier 1 + ACL), and the commercial CLD portfolio represented $275.4 million, or 3%, of total loans. These portfolios include $25.4 million of “land hold” loans, which are land loans not currently being developed, at December 31, 2020.

Commercial and industrial and owner-occupied commercial loans include loans for working capital, financing equipment and real estate acquisitions, business expansion and other business purposes. These relationships generally range in amounts of up to $45.0 million with an average loan balance in the portfolio of $0.3 million (excluding PPP loans), and terms ranging from less than one year to ten years. The loans generally carry variable interest rates indexed to our WSFS prime rate, “Wall Street” prime rate or LIBOR. At December 31, 2020, our commercial and industrial and owner-occupied commercial loan portfolios were $4.0 billion and represented 46% of our total loan and lease portfolio. These loans are diversified by industry, with no industry representing more than 17% of the portfolio. During 2020, we participated in certain regulatory relief programs under the CARES Act, which include the Paycheck Protection Program (PPP). At December 31, 2020, we had $751.2 million in PPP loans.
Federal law limits the Bank’s extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $226.8 million), and an additional 10% if the additional extensions of credit are secured by readily marketable collateral. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit. At December 31, 2020, no borrower had collective (relationship) total extensions of credit exceeding these legal lending limits. Our internal "House Limit" to any one borrowing relationship is $70.0 million.
Small business and middle market commercial loans that include specialty-lending products, including small business leases and SBA loans, comprise the remainder of our commercial portfolio. Our small business and SBA loans include loan exposures up to $1.5 million and $5.0 million, respectively.
Our commercial small business leases generated through NewLane Finance Company finance critical equipment through advanced technologies, a customer-centric approach and transparent business lending practices. The commercial small business leases portfolio was $248.9 million at December 31, 2020. These leases included initial average deal sizes of approximately $30 thousand, with yields ranging from 4% to 29% and initial maturity terms of 12 to 72 months.
Residential Lending
Generally, we originate held-for-sale residential first mortgage loans with loan-to-value ratios of up to 90% and require private mortgage insurance or government guarantee for up to 35% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. On a very limited basis, we have originated or purchased loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement or government guarantee. At December 31, 2020, the balance of all such loans was approximately $57.9 million.
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
The majority of our adjustable-rate, residential loans have interest rates that adjust yearly after an initial period. The change in rate for the first adjustment date could be higher than the typical limited rate change of two percentage points at each subsequent adjustment date. Adjustments are generally based upon a margin (ranging from 2.25% to 2.75%) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Board of Governors of the Federal Reserve System (the Federal Reserve).
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

In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically 120 days. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower. There were no repurchases in 2020, one repurchase in 2019 with minimal impact, and no repurchases in 2018.
Consumer Lending
Our primary consumer credit products (excluding first mortgage loans) are home equity lines of credit and installment loans. At December 31, 2020, home equity lines of credit outstanding totaled $348.7 million and installment loans totaled $552.7 million. In total, these product lines represented approximately 78% of total consumer loans. Typically, maximum loan to value (LTV) limits are 85% for primary residences and 70% for all other properties. At December 31, 2020, we had $866.1 million in total commitments for home equity lines of credit. Home equity lines of credit offer customers the convenience of checkbook and debit card access, and revolving credit features for a portion of the life of the loan and typically are more attractive in a low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured. This credit risk is mitigated by our underwriting standards and limit on the combined LTV on residences with a value greater than $750 thousand.
We purchase certain second-lien home equity installment loans through our partnership with Spring EQ, LLC (Spring EQ). These select loans meet or exceed our current underwriting standards and are similar to home equity loans originated through our branch network. We have student loans through our partnership with LendKey Technologies Inc. (LendKey). LendKey student loans are primarily to consolidate existing student debt and are also underwritten in accordance with our current credit standards. The student loans portfolio also includes loans acquired from Beneficial, which are U.S. government guaranteed with little risk of credit loss.
The following table shows the composition of our consumer loan portfolio at year-end for the last five years:

	At December 31,
	2020(1)		2019		2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Home equity lines of credit	$348,715	30%	$370,504	33%	$286,271	42%	$295,525	53%	$295,211	66%
Installment Loans - Other(2)	552,685	48	469,013	42	259,574	38	174,360	31	99,366	22
Unsecured lines of credit	26,773	2	26,536	2	23,174	3	16,505	3	12,520	3
Education loans	237,744	20	262,678	23	111,920	17	72,103	13	42,932	9
Total consumer loans	$1,165,917	100%	$1,128,731	100%	$680,939	100%	$558,493	100%	$450,029	100%
(1)Includes the impact of our adoption of CECL on January 1, 2020.
(2)Includes equity-secured installment loans, personal and other loans.

Loan Originations, Purchases and Sales
We engage in traditional lending activities primarily in Delaware, southeastern Pennsylvania, southern New Jersey, and contiguous areas of neighboring states. As a federal savings bank, however, we may originate, purchase and sell loans throughout the U.S. We purchase loans from outside our traditional lending area through our relationships with Spring EQ and LendKey, when such purchases are deemed appropriate. We originate fixed-rate and adjustable-rate residential loans through our banking offices and WSFS Mortgage®, our mortgage banking company.
Commercial: We originate commercial real estate and commercial loans through our commercial lending division and SBA loan program. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2020, we originated $2.8 billion of commercial and commercial real estate loan exposures (including nearly $1.0 billion of PPP loans) compared to $1.6 billion in 2019. To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial loan portfolio, typically through loan participations. Commercial loan sales totaled $159.3 million and $21.9 million in 2020 and 2019, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans. We also periodically buy loan participations from other banks. Commercial loan participation purchases totaled $93.4 million and $56.9 million in 2020 and 2019, respectively.

Any significant modification or additional exposure to one borrowing relationship exceeding $7.5 million must be approved by the Loan Committee. Any additional exposure to one borrowing relationship exceeding $25.0 million must be approved by the Senior Loan Committee. During 2020, we adopted interim underwriting guidelines to help us manage our credit exposures in response to the COVID-19 pandemic. The Executive and Risk Committee of the Board of Directors reviews the minutes of the Loan Committee and Senior Loan Committee meetings. The Executive and Risk Committee also approves new credit exposures exceeding $20.0 million and new credit exposures in excess of $10.0 million with two or more Tier 1 policy exceptions. Depending upon their experience and management position, individual officers of the Bank have the authority to approve smaller loan amounts. Our credit policy includes a “House Limit” to any one borrowing relationship, which increased from $40.0 million to $70.0 million in March 2019 in connection with the Beneficial acquisition, consistent with overall growth in capital and the size of our loan portfolio. In rare circumstances, we will approve exceptions to the “House Limit.” Our policy allows for only 10 such relationships with an aggregate exposure of 10% of Tier 1 Capital plus ACL. At December 31, 2020, one C&I relationship exceeded the $70.0 million “House Limit.” The loans in this relationship were performing in accordance with their original terms at December 31, 2020.
Residential and Consumer: During 2020, we originated $929.7 million of residential loans, an increase compared to $438.1 million in 2019 as a result of the lower interest rate environment and increased volume during the COVID-19 pandemic. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. There were $6.5 million of purchases in 2019 related to our Community Reinvestment Act (CRA) obligations. There were no such purchases in 2020. We sell most newly originated mortgage loans in the secondary market to generate fee income, to control the interest rate sensitivity of our balance sheet and to manage overall balance sheet mix. Residential loan sales totaled $798.9 million in 2020 and $375.2 million in 2019. We hold certain fixed-rate mortgage loans for investment, consistent with our current asset/liability management strategies and our relationship-based lending philosophy.
At December 31, 2020, we serviced $132.4 million of residential first mortgage loans and reverse mortgage loans for others, compared to $165.7 million at December 31, 2019. We also serviced residential first mortgage loans and reverse mortgage loans for our own portfolio totaling $0.8 billion and $1.0 billion at December 31, 2020 and 2019, respectively.
Our consumer lending activity is conducted through our branch offices, our partnerships with Spring EQ and LendKey and referrals from other parts of our business. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans. We offer government-insured reverse mortgages to our customers. These loans do not close in our name and we process them as a reverse mortgage broker. During 2020 and 2019, we originated $1.0 million and $0.6 million in reverse mortgages, respectively.
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
Most loan fees are not recognized in our Consolidated Statements of Income immediately, but are deferred as adjustments to yield in accordance with GAAP, and are reflected in interest income over the expected life of the loan. Those fees represented interest income of $23.5 million, $7.1 million and $5.5 million during 2020, 2019 and 2018 respectively. Loan fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties. The increase in loan fee income was concentrated in commercial and industrial due to $15.6 million in fees earned on PPP loans.
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
We manage our portfolio to identify problem loans as promptly as possible and take immediate actions to minimize losses. To accomplish this, our Loan Administration and Risk Management Department monitors the asset quality of our loans and investments in real estate portfolios and reports such information to the Credit Policy Committee, the Finance Department, and the Audit Committee of our Board of Directors.

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
•Federal Reserve Discount Window access
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
The following table shows the maturities of certificates of deposit of $100,000 or more as of December 31, 2020:

(Dollars in Thousands)
Maturity Period	December 31, 2020
Less than 3 months	$182,688
Over 3 months to 6 months	55,786
Over 6 months to 12 months	110,922
Over 12 months	135,052
Total	$484,448

Federal Home Loan Bank Advances
As a member of the FHLB, we are able to obtain FHLB advances. At December 31, 2020, we had $6.6 million in FHLB advances, compared with $112.7 million at December 31, 2019. The lower outstanding advances from the FHLB at December 31, 2020 were impacted by prepayments made during the year as part of routine balance sheet and liquidity management. During 2020, the weighted average interest rate of FHLB advances was 2.22%, a decrease from 2.43% at December 31, 2019, as the current period was impacted by the lower interest rate environment and the aforementioned prepayment of higher cost borrowings. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB and we were in compliance with this requirement with a stock investment in FHLB of $5.8 million as of December 31, 2020 and with $21.1 million at December 31, 2019.
We received $0.5 million in dividends from the FHLB during 2020 compared to $1.5 million during 2019. For additional information regarding FHLB stock, see Note 13 to the Consolidated Financial Statements.
Trust Preferred Borrowings
In 2005, the Trust issued $67.0 million aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are callable and have a maturity date of June 1, 2035.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
During 2020 and 2019, we purchased federal funds as a short-term funding source. At December 31, 2020, we had no federal funds purchased, compared to $195.0 million at an average rate of 1.60% at December 31, 2019. As of December 31, 2020 and 2019, we had no securities under agreements to repurchase as a funding source.
Senior Debt
On June 13, 2016, we issued $100.0 million of senior notes due 2026 (the 2016 senior notes). The 2016 senior notes mature on June 15, 2026 and have a fixed coupon rate of 4.50% from issuance to, but excluding, June 15, 2021, and a variable coupon rate of three month LIBOR plus 3.30% from June 15, 2021 until maturity. The 2016 senior notes may be redeemed beginning on June 15, 2021 at 100% of principal plus accrued and unpaid interest. The proceeds remaining after the redemption of the 2012 notes are being used for general corporate purposes.
On December 3, 2020, we issued $150.0 million of senior notes due 2030 (the 2020 senior notes). The 2020 senior notes mature on December 15, 2030 and have a fixed coupon rate of 2.75% from issuance until December 15, 2025 and a variable coupon rate equal to the three-month term Secured Overnight Funding Rate, (SOFR), reset quarterly, plus 2.485% from December 15, 2025 until maturity. The 2020 senior notes may be redeemed beginning December 15, 2025 at 100% of principal plus accrued and unpaid interest. The net proceeds from the issuance of the 2020 senior notes are being used for general corporate purposes, including, but not limited to, financing organic growth, acquisitions, repurchases of common stock, and redemption of outstanding indebtedness.

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
Core ROA, Core EPS and Core ROTCE are calculated as follows:

For the year ended
(Dollars in thousands)	December 31, 2020
Calculation of Core ROA (non-GAAP):
Net income attributable to WSFS (GAAP)	$114,774
(Less): Securities gains	(9,076)
Unrealized gains on equity investments, net	(761)
Realized gains on equity investments, net	(22,052)
Plus: Corporate development and restructuring expenses	4,838
Loss on early extinguishment of debt	2,280
Contribution to WSFS Community Foundation	3,000
Plus: Tax impact of pre-tax adjustments	3,645
Adjusted net income (non-GAAP)	$96,648
Average assets	$13,148,317
ROA (GAAP)	0.87%
Core ROA (non-GAAP)	0.74%
Calculation of Core EPS (non-GAAP):
EPS (GAAP)	$2.27
Plus/(less): Pre-tax adjustments: Securities gains, realized/unrealized gains on equity investments, corporate development and restructuring expense, loss on early extinguishment of debt, and contribution to WSFS Community Foundation	(0.43)
(Plus)/less: Tax impact of pre-tax adjustments	0.07
Core EPS (non-GAAP)	$1.91

Calculation of Core ROTCE (non-GAAP):
Net average tangible common equity
Average stockholders’ equity of WSFS	$1,836,115
Less: average goodwill and intangible assets	563,126
Net average tangible common equity	$1,272,989
Core ROTCE
Adjusted net income (non-GAAP) attributable to WSFS	$96,648
Plus: Tax effected amortization of intangible assets	8,481
Core net tangible income (non-GAAP)	$105,129
Net average tangible common equity	$1,272,989
Core return on average tangible common equity (non-GAAP)	8.26%

The tangible common equity to tangible assets ratio is calculated as follows:

(Dollars in thousands)	December 31, 2020
Period End Tangible Assets
Period end assets	$14,333,914
Goodwill and intangible assets	(557,386)
Tangible assets	$13,776,528
Period End Tangible Common Equity
Period end Stockholder’s equity of WSFS	$1,791,726
Goodwill and intangible assets	(557,386)
Tangible common equity	$1,234,340
Tangible common equity to assets	8.96%

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
The statutes enforced by, and regulations and policies of, these agencies affect most aspects of our business, including prescribing permissible types of activities and investments, the amount of required capital and reserves, requirements for branch offices, the permissible scope of our activities and various other requirements. These laws and regulations and the ways in which they are applied to us can change significantly. For example, the Dodd-Frank Act, which was enacted in 2010 and amended by the Economic Growth Act in 2018, imposed significant new restrictions and an expanded framework of regulatory oversight for banking institutions and their holding companies.
The Bank’s deposits are insured by the FDIC to the fullest extent allowed by law. As an insurer of bank deposits, the FDIC promulgates regulations, requires the filing of reports, and has authority to examine the operations of all institutions to which it provides deposit insurance for insurance purposes.
The laws and regulations to which the Company and the Bank are subject cover all aspects of our business, including lending and collection practices, treatment of our customers, safeguarding deposits, customer privacy and information security, capital structure, liquidity, dividends and other capital distributions, transactions with affiliates and conduct and qualifications of personnel. Such laws and regulations directly and indirectly affect key drivers of our profitability, including, for example, capital and liquidity, product offerings, risk management, and costs of compliance. As a result, the extensive laws and regulations to which we are subject and with which we must comply significantly impact our earnings, results of operations, financial condition and competitive position. The impact of such regulations on our business is discussed further below, as well as in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors – Risks Relating to Regulation."
Coronavirus Aid, Relief, and Economic Security (CARES) Act
On March 27, 2020, the CARES Act was enacted, providing wide ranging economic relief for individuals and businesses impacted by COVID-19. These economic relief initiatives included the Paycheck Protection Program (PPP), relief with respect to troubled debt restructurings (TDRs), mortgage forbearance, government stimulus payments and extended unemployment benefits. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, extended some of these relief provisions in certain respects.
The CARES Act created the PPP and funded it with $349 billion. The PPP is a stimulus response to the potential economic impacts of COVID-19, and its purpose is to provide forgivable loans to smaller businesses that use the proceeds of the loans for payroll and certain other qualifying expenses. The Small Business Administration (SBA) manages and backs the PPP. If a loan is fully forgiven, SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by SBA.

On April 6, 2020, WSFS Bank began participating in the PPP. We processed PPP loan applications until April 16, 2020, when the SBA announced that it had exhausted the $349 billion appropriated in the CARES Act, and stopped accepting PPP applications. On April 24, 2020, the President signed into law the Paycheck Protection Program and Health Care Enhancement Act, which supplemented certain programs established by the CARES Act and provided $310 billion in additional funding for the PPP. To date, we have provided nearly $1.0 billion in PPP loans for more than 5,400 new and existing WSFS Customers and are now processing loan forgiveness applications. The Bank has not accepted any applications since August 8, 2020, the statutory deadline for submissions by prospective borrowers under the first round of PPP lending. The Consolidated Appropriations Act, 2021 appropriated a further $284 billion to the PPP (PPP 2.0), and permitted certain PPP borrowers to receive “second draw” loans. In January 2021, WSFS Bank began participating in the PPP 2.0 by outsourcing the processing and servicing of PPP 2.0 loans to third party providers. The PPP 2.0 loans will not be originated on our balance sheet; however, we anticipate the resulting deposits from our Customers obtaining PPP 2.0 loans from other originating lenders will impact our financial condition in 2021.
The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not subject to TDR accounting requirements under GAAP. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We have provided a number of customer relief programs in our commercial and retail portfolios, such as payment deferrals or interest only payments on loans and leases, disaster assistance, and waiving minimum deposit balance and direct deposit requirements as well as early withdrawal penalties for CDs or IRAs. Additionally, we are offering new lines of credit or increases to existing lines of credit and increased remote deposit limits for those individuals and businesses impacted by COVID-19. To date, we made short-term modifications for approximately $2.1 billion of loans and leases to provide our customers monetary relief, which were reduced to $114.8 million or less than 2% of our loan and lease portfolio as of December 31, 2020. In general, pursuant to the CARES Act and related guidance from the federal banking agencies, we have not reported these short-term modifications as TDRs.
The CARES Act also provides for an opportunity to carry back net operating losses (NOLs) arising from 2018, 2019 and 2020 to the prior five tax years. We have such NOLs reflected on our balance sheet as a portion of our current tax receivables, which were previously valued at the federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. Consequently, effective December 31, 2020, we have revalued the benefit from our NOLs to reflect a 35% tax rate.
The CARES Act also includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers. For example, provisions of the CARES Act require mortgage servicers to grant, on a borrower’s request, forbearance for up to 180 days (which can be extended for an additional 180 days) on a federally-backed single-family mortgage loan, or forbearance up to 30 days (which can be extended for two additional 30-day periods) on a federally-backed multifamily mortgage loan when the borrower experiences financial hardship due to the COVID-19 pandemic. Further, in response to the COVID-19 pandemic, the Federal Reserve has established a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets. Many of these facilities expired on December 31, 2020, or were extended for brief periods into 2021. The expiration of these facilities could have adverse effects on the U.S. economy and ultimately on our business.
Debit Card Interchange Fees
The Federal Reserve has issued rules under the Electronic Fund Transfer Act, as amended by a section of the Dodd-Frank Act, known as the Durbin Amendment, to limit interchange fees that an issuer with $10 billion or more in assets, such as the Bank, may receive or charge for an electronic debit card transaction. Under the rules, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction. In addition, the rules allow for an upward adjustment of no more than one cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the rule. The Bank became subject to these rules beginning July 1, 2020.

Transition from London Inter-Bank Offered Rate (LIBOR)
In 2014, a committee of private-market derivative participants and their regulators, the Alternative Reference Rate Committee (ARRC), was convened by the Federal Reserve to identify an alternative reference interest rate to replace LIBOR. In June 2017, the ARRC announced the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (FCA), which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The FCA has since announced its intention to extend the publication of most LIBOR term rates through June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR), but the Federal Reserve has continued to encourage banks to transition away from LIBOR as soon as practicable. The Federal Reserve Bank of New York has published SOFR rates on a daily basis since April 2018 and has published SOFR "term rates" daily since early 2020. The ARRC and other institutions continue to take steps to advance SOFR as an alternative benchmark. In July 2020, the federal banking agencies issued guidance for banking organizations on managing the transition to an alternative reference rate; for the agencies, however, SOFR is not the exclusive alternative. The International Swaps and Derivatives Association, which develops standardized language for the derivatives contracts that we enter into, has developed language that took effect in January 2021 replacing LIBOR with alternative risk-free benchmark rates, including SOFR for derivative contracts denominated in U.S. dollars.
Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are indexed to LIBOR. As of December 31, 2020, the Company had approximately $1.8 billion of loans and $1.0 billion of derivatives that are utilized for customer guarantees, indexed to LIBOR, that mature after 2021. In addition, the Company had approximately $167.0 million of debt securities outstanding that are indexed to LIBOR (either currently or in the future) as of December 31, 2020. The Company had one investment security totaling $0.5 million, and no repurchase and resale agreements or FHLB advances indexed to LIBOR as of December 31, 2020.
Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through, and potentially beyond, the end of 2021. A cross-functional team from Finance, Lending, Risk and IT is leading our efforts to monitor this activity and evaluate the related risks and potential process changes arising from the transition from LIBOR. We have completed our initial assessment, including our internal risk assessment procedures, and the cross-functional team is working towards the migration of our existing contracts and system implementation. Our variable or floating rate instruments currently use LIBOR and give us discretion to determine a replacement benchmark rate if LIBOR becomes unavailable. We are still considering the appropriate transition for our legacy contracts; however, we have begun to shift some new products from LIBOR. Most recently, the floating rate on our $150 million of senior notes issued in 2020 (due 2030), beginning on December 15, 2025, is based on an alternative benchmark rate (which is expected to be the three-month term SOFR).
For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see "Risk Factors."
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

Restrictions on Acquisitions
Federal law generally prohibits a savings and loan holding company from acquiring, without prior regulatory approval, direct or indirect control, all or substantially all of the assets, or more than 5% of the voting shares of a savings association or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association that is not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Federal Reserve. Comparable restrictions apply to a savings and loan holding company’s acquisition or control of a bank or bank holding company although in such event the savings and loan holding company would become a bank holding company.
The Company is a grandfathered unitary thrift holding company, a status that allows us to acquire companies or business lines that engage in a wide range of non-banking activities. Should we lose that status, we will be constrained in our ability to acquire many non-banking companies or business lines.
Safe and Sound Banking Practices
Savings and loan holding companies and their non-bank subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or constitute violations of laws or regulations. For example, the Federal Reserve opposes any repurchase of common stock or any other regulatory capital instrument if the repurchase would be inconsistent with the savings and loan holding company’s prospective capital needs and continued safe and sound operation. As another example, a savings and loan holding company may not impair its subsidiary savings association’s soundness by causing it to make funds available to non-depository subsidiaries or their customers if the Federal Reserve believes it not prudent for the Company to do so. The Federal Reserve can assess civil money penalties on a party for unsafe and unsound activities conducted on a knowing or reckless basis, if those activities caused a loss to an institution or pecuniary gain to the party. The penalties can range up to $25,000 for certain reckless violations and up to $1.0 million for certain knowing violations for each day such a violation continues.
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

Dividends
The principal sources of the Company’s cash are debt issuances and dividends from the Bank, supplemented by dividends from its other operating subsidiaries (Powdermill®, West Capital, Cypress, Christiana Trust DE, and WSFS SPE Services, LLC). Our earnings and activities are affected by federal, state and local laws and regulations. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve that holding companies should pay cash dividends on common stock only out of earnings available for the period for which the dividend is being paid and only if prospective earnings retention is consistent with the organization’s expected future capital needs and current and prospective financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with this policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the Federal Reserve’s policy statement.

A Federal Reserve supervisory letter setting forth expectations for the payment of dividends by holding companies states that a holding company’s board of directors considering the payment of dividends should consider, among other things, the following factors: (i) overall asset quality, potential need to increase reserves and write down assets, and concentrations of credit; (ii) the potential for unanticipated losses and declines in asset values; (iii) implicit and explicit liquidity and credit commitments, including off-balance sheet and contingent liabilities; (iv) the quality and level of current and prospective earnings, including earnings capacity under a number of plausible economic scenarios; (v) current and prospective cash flow and liquidity; (vi) the ability to serve as an ongoing source of financial and managerial strength to depository institution subsidiaries insured by the FDIC, including the extent of double leverage and the condition of subsidiary depository institutions; (vii) other risks that affect the holding company’s financial condition and are not fully captured in regulatory capital calculations; (viii) the level, composition, and quality of capital; and (ix) the ability to raise additional equity capital in prevailing market and economic conditions (the Dividend Factors). It is particularly important for a holding company’s board of directors to ensure that the level of a prospective dividend is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. In addition, a holding company’s board of directors should strongly consider, after careful analysis of the Dividend Factors, reducing, deferring, or eliminating dividends when the quantity and quality of the holding company’s earnings have declined or the holding company is experiencing other financial problems, or when the macroeconomic outlook for the holding company’s primary profit centers has deteriorated. The supervisory letter also states that, as a general matter, a holding company should eliminate, defer or significantly reduce its distributions if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition, or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the holding company is operating in an unsafe and unsound manner.
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

Regulation of WSFS Bank
General
As a federally chartered savings association the Bank is subject to regulation, examination and supervision by the OCC. The OCC conducts regular safety and soundness examinations of the Bank, which result in ratings for capital, asset quality, management, earnings, liquidity, and sensitivity to market risk and a composite rating (referred to collectively as the “CAMELS” ratings). The OCC treats the CAMELS ratings and the examination reports as highly confidential, and they are not available to the public. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OCC periodically examines the Bank regarding information technology, asset management/trust, and compliance with certain regulatory requirements. The Bank must file reports with the OCC describing its activities and financial condition, including a quarterly “call report” that is publicly available. The FDIC also has the authority to conduct special examinations of the Bank. The CFPB has exclusive authority to examine the Bank for compliance with federal consumer financial laws. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve.
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
The Bank may not extend credit, lease, sell property, or furnish any service or fix or vary the consideration for the foregoing on the condition that (i) the customer obtain or provide some additional credit, property, or service from or to the Bank or the Company or their subsidiaries (other than a loan, discount, deposit, or trust service or that are related to and usually provided in connection with any such product or service) or (ii) the customer not obtain some other credit, property, or services from a competitor, except to the extent such a condition is reasonably imposed to assure the soundness of the credit extended. The federal banking agencies have, however, allowed banks and savings associations to offer combined-balance discount packages and otherwise to offer more favorable terms if a customer obtains two or more traditional bank products. The law authorizes the Federal Reserve to grant additional exceptions by regulation or order.

Regulatory Capital Requirements
The regulatory capital rules require savings associations and their holding companies to maintain minimum levels of common equity Tier 1 capital equal to at least 4.5% of risk-weighted assets, Tier 1 capital equal to at least 6% of risk-weighted assets, total capital (the aggregate of Tier 1 and Tier 2 capital) equal to at least 8% of risk-weighted assets, and a leverage ratio of Tier 1 capital to average total consolidated assets equal to at least 4%. In addition, the capital rules subject savings associations and their holding companies to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer with a ratio of common equity Tier 1 to total risk-based assets of at least 2.5% on top of the minimum risk-based capital requirements. As a result, the Bank and the Company must adhere to the following minimum capital ratios to satisfy minimum regulatory capital requirements and to avoid limitations on capital distributions and discretionary bonus payments to executive officers: (i) common equity Tier 1 risk-based capital ratio of at least 7.0%; (ii) a Tier 1 risk-based capital ratio of at least 8.5%; (iii) a total risk-based capital ratio of at least 10.5%, and (iv) a Tier 1 leverage ratio of at least 4.0%.

A related set of rules, discussed below under “Prompt Corrective Action,” imposes additional requirements on insured depository institutions based on the same risk-based capital ratios and leverage ratio. Separately, the Home Owners’ Loan Act requires a savings association to maintain a ratio of tangible capital to total assets of at least 1.5%. In general terms, tangible capital is Tier 1 capital less intangible assets and certain other assets.
Under the regulatory capital rules, the components of common equity Tier 1 capital include common stock instruments (including related surplus), retained earnings, and certain minority interests in the equity accounts of fully consolidated subsidiaries (subject to certain limitations). A savings association must make certain deductions from and adjustments to the sum of these components to determine common equity Tier 1 capital. The required deductions for federal savings associations include, among other items, goodwill (net of associated deferred tax liabilities), certain other intangible assets (net of deferred tax liabilities), certain deferred tax assets, gains on sale in connection with securitization exposures and investments in and extensions of credit to certain subsidiaries engaged in activities not permissible for national banks. The adjustments require several complex calculations and include adjustments to the amounts of deferred tax assets, mortgage servicing assets, and certain investments in the capital of unconsolidated financial institutions that are includable in common equity Tier 1 capital. Additional Tier 1 capital includes noncumulative perpetual preferred stock and related surplus, and certain minority interests in the equity accounts of fully consolidated subsidiaries not included in common equity Tier 1 capital (subject to certain limitations). Tier 2 capital includes subordinated debt with a minimum original maturity of five years, related surplus, certain minority interests in in the equity accounts of fully consolidated subsidiaries not included in Tier 1 capital (subject to certain limitations), and limited amounts of a bank’s allowance for credit losses (ACL). Certain deductions and adjustments are necessary for both additional Tier 1 capital and Tier 2 capital.
Risk weights under the capital rules range from 0% for cash, U.S. government securities, and certain other assets, 50% for qualifying residential mortgage exposures, 100% for corporate exposures and non-qualifying mortgage loans and certain other assets, to 600% for certain equity exposures. Loans that are past due by 90 days or more must be risk-weighted at 150%. Mortgage servicing assets and certain deferred tax assets that are not deducted from common equity Tier 1 capital in accordance with required adjustments are risk-weighted at 250%.
The regulatory capital rules apply a risk weight of 150% to “high volatility commercial real estate loans,” commercial real estate CRE loans that fails to meet certain prerequisites. The Economic Growth Act limits the 150% risk weight to “high volatility acquisition, development, and construction” loans and lifts certain restrictions that previously applied for a commercial real estate loan to receive a 100% risk weight.
In December 2018, the federal banking agencies issued a final rule that allows institutions to elect to phase in the regulatory capital effects of the Current Expected Credit Losses (CECL) accounting standard over three years. In addition, as a result of the CARES Act enacted on March 27, 2020 in response to the COVID-19 pandemic, the federal bank regulatory agencies issued rules that allow banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. We have elected to phase in the regulatory capital effects of CECL over three years, beginning in 2020, and have not opted to defer the effects of CECL for two years before the three-year phase-in period.
At December 31, 2020, the Bank was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, tangible capital and leverage capital requirements.
As of December 31, 2020, the Company was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, and leverage capital requirements.

Prompt Corrective Action
All banks and savings associations are subject to a “prompt corrective action” regime. This regime is designed primarily to impose increasingly stringent limits on insured depository institutions as their capital deteriorates below certain levels. There are five different capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A well-capitalized institution usually is entitled to various regulatory advantages, such as expedited treatment of applications, and no express restrictions on brokered deposits. In order to be “well capitalized”, an OCC-regulated savings association must have a common equity Tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 5.0%, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC. An adequately capitalized savings association must maintain a common equity Tier 1 risk-based capital ratio of at least 4.5%, a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 8.0%, and a Tier 1 leverage ratio of at least 4.0%. If a savings association falls below any one of these floors, it becomes undercapitalized and subject to a variety of restrictions on its operations. There is no tangible capital requirement under prompt corrective action.
As of December 31, 2020, the Bank met all of the prerequisites for well-capitalized status. Additionally, for the Company to be considered “well capitalized” under Federal Reserve regulations, the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. As of December 31, 2020, the Company met all the requirements to be deemed well-capitalized.
Dividend Restrictions
Both OCC and Federal Reserve regulations govern capital distributions by Federal savings associations to their holding companies. Covered distributions include cash dividends, stock repurchases and other transactions charged to the capital account of a savings association. A savings association must file a notice with the Federal Reserve at least 30 days before making any capital distribution. A federal savings association also must file an application with the OCC for approval of a capital distribution if either (1) the total capital distributions for the current calendar year (including the proposed capital distribution) exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. In certain situations, a federal savings association may be able to file a notice with the OCC rather than an application; in other situations, no application or notice is required for the OCC, although notice to the Federal Reserve still is necessary.
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
The FDIC uses a risk-based premium system to calculate quarterly assessments for FDIC-insured institutions. It has revised its methodology from time to time. The current methodology has a range of initial assessment rates from 3 basis points to 30 basis points on insured deposits, subject to adjustments. An insured depository institution's rate is determined within a range of base assessment rates based in part on its CAMELS composite rating, taking into account other factors and adjustments. The methodology that the FDIC uses to calculate assessment amounts is also based on whether the Deposit Insurance Fund has met the FDIC's designated reserve ratio, which is currently 2%, and the minimum reserve ratio of 1.35% set forth in the Dodd-Frank Act. As of December 31, 2020, the reserve ratio was 1.29%. Future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations and we cannot predict what insurance assessment rates will be in the future.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. Management is not aware of any existing circumstances that would result in termination of our deposit insurance.
Reserves
Pursuant to regulations of the Federal Reserve, a savings association must maintain reserves against its transaction accounts. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets. During 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced all reserve requirement ratios to zero. The Federal Reserve indicated that it may adjust reserve requirement ratios in the future if conditions warrant.
Retail Branch Network
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

Consumer Protection Regulations
The Bank’s offerings of retail products and services to consumers are subject to a large number of statutes and regulations designed to protect the finances of consumers and to promote lending to various sectors of the economy and population. These laws include, but are not limited to the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, federal and state prohibitions on unfair, deceptive, and abusive practices, and regulations implementing each of these statutes. Beginning in the first quarter of 2020, the CFPB has exclusive authority to examine the Bank for compliance with these laws. States may adopt more stringent consumer financial protection statutes that could apply to us as well. State attorneys general also may file suit to enforce federal and state laws.
Since the CFPB first began operations, the CFPB's supervisory, enforcement, and rulemaking priorities have shifted as its leadership has changed, and we are unable to predict what effect, if any, future changes to the CFPB's leadership and priorities may have on the Bank.
Since its creation in 2011, the CFPB has issued a number of significant rules, including rules that affect nearly every aspect of the residential mortgage lending and servicing process, from origination through maturity or foreclosure. Among other things, the rules require home mortgage lenders to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the reasonable ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. Some of these rules may be modified, but the CFPB has not finalized any changes. The CFPB also has authority to establish rules prohibiting unfair, deceptive, or abusive acts or practices.

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
Bank Secrecy Act and Anti-Money Laundering
The Bank Secrecy Act requires federal savings associations and other financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. Principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components; (ii) establishment of a "know your customer" program involving due diligence to confirm the identity of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities; (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of currency; (iv) additional precautions for accounts sought and managed for non-U.S. persons; (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships; and (vi) the filing of suspicious activity reports for suspicious transactions. For many of these tasks an insured depository institution must keep records to be made available to its primary federal regulator. Anti- money laundering rules and policies are developed and enforced by a bureau within the U.S. Department of the Treasury, the Financial Crimes Enforcement Network (FinCEN), but compliance by individual institutions is also overseen by their primary federal regulator, which in the Bank's case is the OCC.
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
Community Reinvestment Act
All savings associations and banks are subject to the Community Reinvestment Act (CRA), which requires each such institution to help meet the credit needs of low- to moderate-income communities and individuals within the institution’s assessment area. The CRA does not impose specific lending requirements, and it does not contemplate that a savings association or bank would take any action inconsistent with safety and soundness. The federal banking agencies evaluate the performance of each of their regulated institutions periodically. Evaluations that result in a conclusion of “Needs to Improve” or “Substantial Non-Compliance” may block or impede regulatory approvals for other actions by an institution.
The Bank received a rating of “Outstanding” in its most recent performance evaluation, dated October 26, 2020, for its existing assessment area of the state of Delaware, counties in the Greater Philadelphia region in Pennsylvania, and counties in southern New Jersey.
On May 20, 2020, the OCC issued a final rule that substantially revises how the agency will assess an institution's CRA performance beginning in 2023. We are continuing to evaluate the impact of the final rule on the Bank.

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
1. Market Risk
The novel coronavirus (“COVID-19”) pandemic and the impact of actions to mitigate the spread of the virus has adversely affected our business, financial condition and results of operations and is likely to continue to do so.
Federal, state and local governments have enacted various restrictions in an attempt to limit the spread of COVID-19. Such measures have disrupted economic activity and contributed to job losses and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates (which we expect will likely remain low for a considerable period) and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the Trump and Biden Administrations, Congress, various federal government agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act.
The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Beginning April 6, 2020, we began processing loan applications, under the Paycheck Protection Program (PPP) created under the CARES Act. All of the federal banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. We are also making a high level of loan modifications under our deferred payment program. The ultimate impact over the longer term on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain.
The continuation of the economic effects of the COVID-19 pandemic have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and has led to an economic recession and a significant decrease in consumer confidence and business generally. The continuation of these conditions, including whether due to a resurgence or additional waves of COVID-19 infections, particularly as the geographic areas in which we operate continue to re-open, how quickly and to what extent normal economic and operating conditions can resume, especially as a vaccine becomes widely available, as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, has adversely affected our results of operations and financial condition, and have and can be expected to further adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events have had, and/or can be expected to continue to have, the following effects, among other things:
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
•risks to our business model and operation by having a large part of our workforce continuing to work remotely, which may negatively impact the productivity and availability of key personnel and other Associates necessary to conduct our business, as well as third-party service providers who perform critical services for us (including the processing of forgiveness applications associated with our PPP loans), or otherwise cause operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and
•increase cyber and payment fraud risk and other operational risks, given increased online and remote activity, which may adversely affect the realization of the anticipated benefits of our Delivery Transformation initiative.
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
Our results of operations have been adversely affected by the factors described above. For example, for the year ended December 31, 2020 these factors caused a substantial increase in our provision for credit losses and the amount of our problem loans. While the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, nor the pace of economic recovery when the COVID-19 pandemic subsides, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 is likely to result in an adverse effect on our business, financial condition and results of operations in future periods.
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
•Decreases in our Wealth Management segment's AUM portfolios as a result of, among other things, decreases in market value from investment performance losses;

•Downward pressure on our stock price or an impaired ability to access the capital markets or otherwise obtain needed funding on attractive terms or at all;
•Changes in the regulatory environment, including regulations promulgated or to be promulgated under federal banking legislation or other new regulations, and changes in accounting standards (such as the new CECL accounting policy), could influence recognition of loan and lease losses and our allowance for credit losses, and could result in earlier recognition of loan losses and decreases in capital; and
•Increased competition due to intensified consolidation of the financial services industry.

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
Our nonperforming assets, which consist of non-accrual loans, assets acquired through foreclosure and troubled debt restructurings (TDRs) adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for credit losses which reserves for losses inherent in the loan and lease portfolio that are both probable and reasonably estimable. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from daily operations and other income producing activities. Finally, if our estimate of the allowance for credit losses is inadequate, we will have to increase the allowance for credit losses accordingly, which will have an adverse effect on our earnings. Significant increases in the level of our nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.
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
We are exposed to increased credit losses and credit related expenses in the event of a major natural disaster, public health crisis, other catastrophic event or significant climate change effects.
The occurrence of a major natural or environmental disaster, public health crisis or similar catastrophic event, as well as significant climate change effects such as rising sea levels or wildfires, especially in densely populated geographic areas, could increase our credit losses and credit related expenses. A natural disaster, public health crisis or catastrophic event or other significant climate change effect that either damages or destroys residential or multifamily real estate underlying mortgage loans or REO properties, or negatively affects the ability of borrowers to continue to make payments on loans, could increase our serious delinquency rates and average loan loss severity in the affected areas. Such events could also cause downturns in economic and market conditions generally, which could have a material adverse effect on our business and financial results. We may not have adequate insurance coverage for some of these natural, catastrophic, public health or climate change-related events.
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

If our allowance for credit losses is not sufficient to cover actual loan and lease losses, our earnings will decrease.
We make various assumptions and judgments about the collectability of the loans and leases in our portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans and leases. In determining the amount of the allowance for credit losses, we review our portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to qualitative adjustment factors, prepayment speeds and reasonable and supportable forecasts about future economic conditions. If our assumptions are incorrect or if there is a significant deterioration in economic conditions, our allowance for credit losses may not be sufficient to cover expected credit losses in our loan and lease portfolio, resulting in unanticipated losses and additions to our allowance for credit losses. Material additions to our allowance for credit losses could materially decrease our net income.
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
The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2020, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, the Bank may not continue to meet these requirements. Limitations on the Bank’s ability to accept brokered deposits (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) for any reason in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.
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
We are subject to changes in federal and state banking statutes, regulations and governmental policies, and their interpretation or implementation. Certain of our subsidiaries are registered with the SEC as investment advisers and, as such, are subject to regulation, supervision and enforcement by the SEC under the Investment Advisers Act. Regulations affecting banks and other financial institutions in particular are undergoing continuous review and frequently change and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any changes in any federal and state law, as well as regulations and governmental policies could subject us to additional compliance costs and otherwise affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects.
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

We are subject to numerous laws designed to protect consumers and promote community investment, including fair lending laws and the Community Reinvestment Act, and failure to comply with these laws or perform satisfactorily could lead to a wide variety of sanctions.
The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. Adverse findings in an evaluation of an institution’s fair lending compliance could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.
The Community Reinvestment Act imposes community investment obligations on insured depository institutions. If the Bank does not perform satisfactorily under the Community Reinvestment Act, as determined by the OCC, the Company and the Bank could be restricted in their ability to expand through mergers, acquisitions, and the establishment of branches.
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
The intention of the United Kingdom’s FCA to cease support of LIBOR could negatively affect the fair value of our financial assets and liabilities, results of operations and net worth. A transition to an alternative reference interest rate could present operational problems and result in market disruption, including inconsistent approaches for different financial products, as well as disagreements with counterparties.
Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most LIBOR term rates through June 30, 2023, we cannot predict whether LIBOR will actually cease to be available after its current expiration dates, whether the Secured Overnight Funding Rate (SOFR) will become the market benchmark in its place or what impact such a transition may have on our business, results of operations and financial condition.
The selection of SOFR as the alternative reference rate for these products currently presents certain market concerns because SOFR (unlike LIBOR) does not have an inherent term structure or credit risk component. A methodology has been developed to calculate SOFR-based term rates, and the Federal Reserve Bank of New York has published such rates daily since early 2020 and encouraged banks to transition away from LIBOR as soon as practicable. However, the methodology has not been tested for an extended period of time, which may limit market acceptance of the use of SOFR. In addition, SOFR may not be a suitable alternative to LIBOR for all of our financial products, and it is uncertain what other rates might be appropriate for that purpose. It is uncertain whether these other indices will remain acceptable alternatives for such products.
We have a significant number of financial products, including mortgage loans, mortgage-related securities, other debt securities and derivatives, that are tied to LIBOR, and we continue to enter into transactions involving such products that will mature after 2021, with appropriate alternative reference rates to take effect after LIBOR's discontinuation. The replacement of LIBOR also may result in economic mismatches between different categories of instruments that now consistently rely on the LIBOR benchmark. Additionally, inconsistent approaches to a transition from LIBOR to an alternative rate among different market participants and for different financial products may cause market disruption and operational problems, which could adversely affect us, including by exposing us to increased basis risk and resulting costs in connection with remediating these problems, and by creating the possibility of disagreements with counterparties.
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

WSFS and WSFS Bank have over $10 billion in total consolidated assets, which leads to increased regulatory scrutiny.
Banking and thrift organizations with $10 billion or more in assets are subject to debit card interchange fee restrictions set forth in section 1075 of the Dodd-Frank Act, known as the Durbin Amendment, and implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that an issuer may receive per transaction at the sum of 21 cents plus five basis points. An issuer that adopts certain fraud prevention procedures may charge an additional one cent per transaction. The Bank became subject to the interchange restrictions of the Durbin Amendment on July 1, 2020.
Additionally, an insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB. WSFS Bank became subject to CFPB supervision, examination, and enforcement at the beginning of the first quarter of 2020.
Other regulatory requirements apply, and have previously applied, to insured depository institution holding companies and insured depository institutions with $10 billion or more in total consolidated assets. Congress and/or regulatory agencies may impose new requirements or surcharges on such institutions in the future. The Economic Growth Act includes provisions that relieve banking organizations with less than $10 billion in total consolidated assets (and that satisfy certain other conditions) from risk-based capital requirements, restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule, and certain other regulatory requirements. By exceeding $10 billion in total consolidated assets, WSFS and WSFS Bank do not qualify for any of this relief.
The CFPB has reshaped consumer financial regulations through rulemaking and enforcement of prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the manner in which WSFS and WSFS Bank offer consumer financial products or services, and our results of operations.
The CFPB has broad authority to administer and carry out provisions of the Dodd-Frank Act with respect to the Company's consumer financial products and services. As a relatively new independent agency with new rulemaking and enforcement authority, the CFPB may impose requirements more onerous than those of other bank regulatory agencies. For example, the Dodd-Frank Act authorizes the CFPB to write rules or bring enforcement actions to prohibit acts or practices that are unfair, deceptive or abusive in connection with consumer financial products or services, and the concept of an "abusive" act or practice did not previously exist in federal banking law.
The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services, which has resulted in those participants expending significant time and money, including the costs of penalties, to respond to the actions pursued by the CFPB. As part of its rulemaking and enforcement activities, the CFPB has adopted interpretations of consumer protection laws that have required many market participants to change their practices and expend substantial resources to do so.
There continues to be uncertainty as to how CFPB's strategies and priorities will impact the Company's business and operations. Any changes by the CFPB in regulatory expectations, interpretations or practices could increase the risk of additional enforcement actions, fines and penalties, which could have a material impact to the Company's business and results of operations.
As a participating lender in the SBA’s Paycheck Protection Program (PPP), the Company is subject to added risks, including credit, fraud, and litigation risks.
Beginning in April 2020, WSFS Bank began processing loan applications under the PPP as an eligible lender with the benefit of a government guarantee of loans to small business clients, many of whom may face difficulties even after being granted such a loan. A significant amount of our loan growth since December 31, 2019 has been a direct result of PPP loans. However, PPP loan growth depends on governmental action to renew and fund the program.
As a participant in the PPP, we face increased risks, particularly in terms of credit, fraud and litigation risks. The PPP opened to borrower applications shortly after the enactment of its authorizing legislation, and, as a result, there is some ambiguity in the laws, rules and guidance regarding the program’s operation. Subsequent rounds of legislation and associated agency guidance have not provided needed clarity and in certain instances have potentially created additional inconsistencies and ambiguities. Accordingly, the Company is exposed to risks relating to compliance with PPP requirements, including the risk of becoming the subject of governmental investigations, enforcement actions, private litigation, and negative publicity.
We have additional credit risk with respect to PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guarantee or, if it has already paid under the guarantee, seek recovery of any loss related to the deficiency from the Bank.

Also, PPP loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If PPP borrowers fail to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time.
Furthermore, since the launch of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and the Company and the Bank may be exposed to the risk of litigation, from both customers and non-customers that approached us regarding PPP loans, relating to these or other matters. Also many financial institutions throughout the country have been named in putative class actions regarding the alleged nonpayment of fees that may be due to certain agents who facilitated PPP loan applications. The costs and effects of litigation related to PPP participation could have an adverse effect on our business, financial condition and results of operations.

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
9. General Risk
Impairment of goodwill and/or intangible assets could require charges to earnings, which could negatively impact our results of operations.
Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions. We evaluate goodwill and intangibles for impairment at least annually. Although we have determined that goodwill and other intangible assets were not impaired during 2020, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. Any future write-down of the goodwill or intangible assets could result in a material charge to earnings.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located at 500 Delaware Ave., Wilmington, Delaware where we lease 78,432 square feet of space. At December 31, 2020, we conducted our business through 89 banking offices located in Delaware, southeastern Pennsylvania and southern New Jersey. We owned 33 of our banking offices while all other facilities were leased.
In addition to our branch network, we lease office space for 23 other loan production offices and facilities located in Delaware, southeastern Pennsylvania, southern New Jersey, Virginia and Nevada to house operational activities, Cash Connect® and our Wealth Management businesses.
At December 31, 2020, our premises and equipment had a net book value of $96.6 million. All of these properties are generally in good condition and are appropriate for their intended use. While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is traded on the Nasdaq Global Select Market under the symbol “WSFS.” At February 26, 2021, we had 3,372 registered common stockholders of record.
The closing market price of our common stock at February 26, 2021 was $53.14.
Dividends
For a discussion of dividend restrictions on our common stock, or of restrictions on dividends from the Company's subsidiaries to the Company, see “Business - Regulation - Regulation of the Company - Dividends” and “Business - Regulation - Regulation of WSFS Bank - Dividends Restrictions.”
Securities Authorized for Issuance Under Equity Compensation Plans
Shown below is information as of December 31, 2020 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	449,761	$36.80	504,931
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	449,761	$36.80	504,931
(1)Plans approved by stockholders include the 2013 Incentive Plan and the 2018 Incentive Plan.
Share Repurchases:
During the first quarter of 2020, the Board of Directors approved a share repurchase program authorizing the repurchase of 7,594,977 shares, or 15% of our outstanding shares as of March 31, 2020. Under the program, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The program is consistent with our intent to return a minimum of 25% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of regulatory minimums and, in the case of the Bank, the “well-capitalized” benchmarks. During the three months ended December 31, 2020, the Company repurchased 2,946,507 shares of common stock under the share repurchase program approved in the first quarter of 2020.
The following table provides information regarding purchases of common stock during the fourth quarter of 2020.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1, 2020 - October 31, 2020	279,500	$31.02	279,500	7,315,477
November 1, 2020 - November 30, 2020	1,178,841	37.35	1,178,841	6,136,636
December 1, 2020 - December 31, 2020	1,488,166	42.69	1,488,166	4,648,470
Total	2,946,507	39.45	2,946,507

COMPARATIVE STOCK PERFORMANCE GRAPH
The graph and table which follow show the yearly percentage change in the cumulative total shareholder return on our common stock over the last five years compared with the cumulative total shareholder return of the Dow Jones Total Market Index, the Nasdaq Bank Index and KBW Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total shareholder return on our common stock or the indices equals the total increase in value since December 31, 2015, assuming reinvestment of all dividends paid into the common stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2015 in our common stock and in each of the indices. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
December 31, 2015 through December 31, 2020

250
200
150
100
50
0
Dollars
2015
2016
2017
2018
2019
2020
WSFS Financial Corporation
Dow Jones Total Market Index
Nasdaq Bank Index
KBW Bank Index

	December 31, 2015 through December 31, 2020 Cumulative Total Return
	2015	2016	2017	2018	2019	2020
WSFS Financial Corporation	$100	$144	$150	$120	$141	$146
Dow Jones Total Market Index	100	113	136	129	169	204
Nasdaq Bank Index	100	138	146	122	152	140
KBW Bank Index	100	129	152	125	171	153

ITEM 6. SELECTED FINANCIAL DATA
The following sets forth certain of our financial and statistical information for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. This data should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

(Dollars in thousands, except per share and branch data)	2020(1)	2019	2018	2017	2016
At December 31,
Total assets	$14,333,914	$12,256,302	$7,248,870	$6,999,540	$6,765,270
Net loans and leases(2)(7)	8,993,476	8,508,336	4,889,237	4,807,373	4,499,157
Investment securities(3)	2,640,798	2,078,515	1,355,029	998,685	958,266
Other investments(4)	23,003	91,350	57,662	52,863	48,887
Total deposits	11,856,664	9,586,857	5,640,431	5,247,604	4,738,438
Borrowings(5)	27,013	323,672	534,389	772,624	1,048,386
Trust preferred borrowings	67,011	67,011	67,011	67,011	67,011
Senior debt	246,617	98,605	98,388	98,171	152,050
Noncontrolling interest	(2,246)	(815)	—	—	—
Stockholders’ equity of WSFS	1,791,726	1,850,306	820,920	724,345	687,336
Number of banking offices	89	93	58	58	60
For the Year Ended December 31,
Interest income	$514,405	$521,092	$292,973	$254,726	$216,578
Interest expense	48,450	76,144	46,499	33,455	22,833
Net interest income	465,955	444,948	246,474	221,271	193,745
Noninterest income	201,025	188,109	162,541	124,644	105,061
Noninterest expenses	368,844	413,127	225,047	226,461	188,666
Provision for credit losses	153,180	25,560	13,170	10,964	12,986
Income tax provision	31,636	46,452	36,055	58,246	33,074
Net income	$113,320	$147,918	$134,743	$50,244	$64,080
Less: Net loss attributed to noncontrolling interest	(1,454)	(891)	—	—	—
Net income attributable to WSFS	$114,774	$148,809	$134,743	$50,244	$64,080
Earnings per share allocable to common stockholders:
Basic	$2.27	$3.02	$4.27	$1.60	$2.12
Diluted	$2.27	$3.00	$4.19	$1.56	$2.06
Interest rate spread	3.77%	4.15%	3.87%	3.81%	3.79%
Net interest margin	3.96	4.44	4.09	3.95	3.88
Efficiency ratio	55.21	65.13	54.84	64.91	62.52
Noninterest income as a percentage of total revenue(6)	30.09	29.66	39.61	35.72	34.81
Return on average assets	0.87	1.30	1.92	0.74	1.06
Return on average equity	6.25	8.91	17.63	6.92	10.03
Return on average tangible common equity(8)	9.68	13.48	23.72	9.73	12.84
Average equity to average assets	13.96	14.56	10.90	10.64	10.57
Tangible common equity to tangible assets(8)	8.96	10.97	8.99	7.87	7.55
Ratio of nonperforming assets to total assets	0.42	0.32	0.66	0.84	0.60
Ratio of allowance for credit losses to total gross loans and leases	2.51	0.56	0.81	0.84	0.89
Ratio of allowance for credit losses to nonaccruing loans	546	208	132	111	174
Ratio of charge-offs to average gross loans and leases	0.09	0.22	0.29	0.22	0.25
(1)Includes the impact of our adoption of CECL on January 1, 2020.
(2)Includes loans held for sale and reverse mortgages.
(3)Includes securities available for sale and held to maturity.
(4)Includes equity investments as well as interest bearing deposits in other banks and FHLB stock.
(5)Borrowings consist of FHLB advances, federal funds purchased and other borrowed funds.
(6)Computed on a fully tax-equivalent basis.
(7)Net of unearned income.
(8)Ratio is a non-GAAP financial measure. See “Reconciliation of non-GAAP financial measures included in Item 6.”

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

(Dollars in thousands, except ratio data)	2020	2019	2018	2017	2016
At December 31,
Period End Tangible Assets
Period end assets	$14,333,914	$12,256,302	$7,248,870	$6,999,540	$6,765,270
Less: Goodwill and intangible assets	557,386	568,745	186,023	188,444	191,247
Tangible assets	$13,776,528	$11,687,557	$7,062,847	$6,811,096	$6,574,023
Period End Tangible Common Equity
Period end Stockholder’s equity of WSFS	$1,791,726	$1,850,306	$820,920	$724,345	$687,336
Less: Goodwill and intangible assets	557,386	568,745	186,023	188,444	191,247
Tangible common equity	$1,234,340	$1,281,561	$634,897	$535,901	$496,089
Tangible common equity to tangible assets	8.96%	10.97%	8.99%	7.87%	7.55%
Period End Tangible Income
GAAP net income attributable to WSFS	$114,774	$148,809	$134,743	$50,244	$64,080
Tax effected amortization of intangible assets	8,481	7,373	2,164	1,915	1,587
Net tangible income	$123,255	$156,182	$136,907	$52,159	$65,667
Average Tangible Common Equity
Average stockholder’s equity	$1,836,115	$1,670,869	$764,489	$725,763	$638,624
Less: Average goodwill and intangible assets	563,126	512,187	187,297	189,784	127,168
Average tangible common equity	$1,272,989	$1,158,682	$577,192	$535,979	$511,456
Return on average tangible common equity	9.68%	13.48%	23.72%	9.73%	12.84%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $14.3 billion in assets and $24.2 billion in assets under management (AUM) and assets under administration (AUA) at December 31, 2020, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Delaware and Greater Philadelphia region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions.

A fixture in the community, we have been in operation for more than 189 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
As of December 31, 2020, we service our customers primarily from our 112 offices located in Pennsylvania (52), Delaware (42), New Jersey (16) Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com, and our mobile apps.
We have six consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), Christiana Trust Company of Delaware® (Christiana Trust DE) and WSFS SPE Services, LLC. We also have one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has three wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), WSFS Investment Group, Inc. (WSFS Wealth® Investments), and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Our banking business had a total loan and lease portfolio of $9.0 billion as of December 31, 2020, which was funded primarily through commercial relationships and retail and customer generated deposits. We have built a $7.1 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services through our branches and WSFS Mortgage®. WSFS Mortgage® is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions.
Our leasing business is conducted by NewLane Finance®. NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers new product offerings for insurance through a newly-formed subsidiary, Prime Protect, which commenced operations during the fourth quarter of 2020.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services in the U.S. Cash Connect® manages approximately $1.6 billion in total cash and services approximately 27,900 non-bank ATMs and approximately 4,500 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports over 600 owned and branded ATMs for WSFS Bank Customers, which has one of the largest branded ATM networks in our market.

Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients through multiple integrated businesses. Combined, these businesses had $24.2 billion of AUM and AUA at December 31, 2020. WSFS Wealth® Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS, comprised of WSFS Institutional Services® and Christiana Trust DE, provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. Christiana Trust DE, a subsidiary of WSFS, provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management businesses to provide comprehensive solutions to clients.

Notable Items Impacting Results of Operations, Financial Condition and Business Outlook
Our results in 2020 were significantly impacted by the COVID-19 pandemic and its impact on the economic forecasts that drive the estimates we use to determine the allowance for credit losses. Contributing to the magnitude of the pandemic's effect is our adoption, as of January 1, 2020, of, the Current Expected Credit Loss (CECL) method of accounting, which considers forward-looking information when establishing reserves for credit losses.
Notable items in 2020 include the following:
•The COVID-19 pandemic resulted in acute deterioration in the economic forecast used in our CECL modeling, resulting in additional provision for credit losses of $153.2 million for the year ended December 31, 2020. Including the impact of our adoption of CECL, the allowance for credit losses increased by $181.2 million during the year ended December 31, 2020. We continue to incur other costs related to COVID-19 as we navigate through the pandemic. During the year ended December 31, 2020, we recorded $4.9 million of such other COVID-19 related costs. The COVID-19 pandemic has also contributed to a lower interest rate environment, impacting our asset/liability management strategies. See "Quantitative and Qualitative Disclosures About Market Risk" and "Results of Operations" for further details.
•We participated in some of the regulatory relief programs offered as a result of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the Paycheck Protection Program (PPP). We have provided nearly $1.0 billion in PPP loans to more than 5,400 new and existing WSFS Customers, which resulted in $21.7 million of additional interest income from PPP loans and $3.3 million of PPP related costs during the year ended December 31, 2020. We experienced an increase in deposits and liquidity due to these PPP loans and the current economic environment. See "Financial Condition," "Results of Operations" and "Regulation" for further details.
•In June 2020, WSFS recorded net realized gains on our equity investments of $22.1 million from the sale of 360,000 Visa Class B shares. Since our adoption of ASU 2016-01 in the first quarter of 2018, cumulative realized and unrealized gains and dividends on Visa Class B shares have totaled $78.1 million.
•During 2020, we repurchased 3,950,855 shares of WSFS common stock totaling $155.1 million, which included 2,946,507 shares totaling $116.3 million during the fourth quarter of 2020 as we resumed our common stock repurchase program.
•In December 2020, WSFS issued $150.0 million of fixed-to-floating rate senior notes due 2030 with a fixed interest rate of 2.75% for the first five years, and afterwards at an annual floating rate equal to a benchmark rate expected to be three-month term SOFR (as defined in the senior notes) plus 2.485%.
For a discussion of additional risk factors relating to COVID-19, see "Risk Factors."
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

The continuation of these conditions including whether due to a resurgence of COVID-19 infections, particularly as the geographic areas in which we operate begin to re-open, how quickly and to what extent normal economic and operating conditions can resume, especially as a vaccine becomes widely available, as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, and their ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small-to-medium sized businesses, in particular, due to COVID-19 may result in an adverse effect to our business, financial condition and results of operations. For more information about these risks and uncertainties, see “Risk Factors.”
FINANCIAL CONDITION
Total assets increased $2.1 billion, or 17%, to $14.3 billion as of December 31, 2020, compared to $12.3 billion as of December 31, 2019. These increases are primarily comprised of the following (in descending order of magnitude):
•Cash, cash equivalents, and restricted cash: Cash, cash equivalents, and restricted cash increased $1.1 billion, or 189%, primarily reflecting excess cash held due to increased deposits related to PPP loans and CARES Act payments.
•Investment securities, available-for-sale: Investment securities, available for sale increased $584.1 million, or 30%, primarily due to $1.5 billion in purchases and favorable market-value changes on available-for-sale securities of $33.0 million, partially offset by repayments of $606.2 million and sales of $305.8 million.
•Loans, net of allowance: Loans, net of allowance, increased $371.5 million, or 4%, which included:
◦An increase of $751.2 million from PPP loans, in addition to growth in construction, owner-occupied commercial, and commercial small business leases, as well as an increase in home equity installment loans originated through our partnership with Spring EQ; partially offset by
◦A decline during the year of $423.5 million from residential and commercial real estate, primarily in the non-relationship run-off portfolios predominantly acquired from the Beneficial Bancorp, Inc. (Beneficial) acquisition; and
◦An increase of $181.2 million in the allowance for credit losses, primarily from $153.2 million of provision for credit losses during the year due to the implementation of CECL in January 2020, as well as the acute deterioration in the economic forecast used in our CECL models related to the impact of the COVID-19 pandemic, and loan migration that occurred during the year in several specific portfolios, mainly in the accommodation, retail and food service industries.
•Loans, held for sale: Loans, held for sale are recorded at fair value and increased $113.7 million, driven by an increase in residential mortgage loan originations.
•Other assets: Other assets increased $33.9 million, or 13%, primarily due to an increase in our deferred tax asset from the large nondeductible provision for credit losses (as described above) combined with the taxable gain from the sale of Visa Class B shares (as described below).
•Other investments: Other investments decreased $60.5 million, or 86%, as we sold 360,000 Visa Class B shares during the second quarter of 2020.
•Investment securities, held-to-maturity: Investment securities, held-to-maturity decreased $21.9 million, or 16%, primarily reflecting repayments, maturities and calls during the year.
Total liabilities increased $2.1 billion, or 21%, to $12.5 billion at December 31, 2020 compared to the prior year, primarily comprised of the following (in descending order of magnitude):
•Total Deposits: Total deposits increased $2.3 billion, or 24%, to $11.9 billion, primarily due to an increase in customer funding during the COVID-19 pandemic, which reflected elevated deposits from Customers who received PPP loans, the impact of government stimulus and lower customer spending. The ratio of loans to customer deposits (excludes brokered deposits) was 77% at December 31, 2020 reflecting significant liquidity capacity.
•Borrowings: Borrowings increased primarily due to the net proceeds of $147.8 million received in December 2020 from the issuance of senior notes due 2030.
•Federal funds purchased: Federal funds purchased decreased $195.0 million, due to paydowns of these borrowings, as a result of the significant liquidity provided by the increase in customer funding, as described above. We did not have any securities sold under repurchase agreements at December 31, 2020.
•FHLB advances: FHLB advances decreased $106.1 million due to the termination of fixed rate FHLB term advances as part of our routine balance sheet and liquidity management.

Stockholders’ Equity
Stockholders’ equity decreased $58.6 million to $1.8 billion at December 31, 2020 compared to $1.9 billion at December 31, 2019 primarily due to decreases of $155.8 million related to share repurchases, and $24.4 million in common stock dividends paid during 2020. These decreases in stockholders' equity were partially offset by earnings of $114.8 million during the year and $32.5 million in favorable market-value changes on available-for-sale securities.
We repurchased 3,950,855 and 2,132,390 shares of our common stock in 2020 and 2019 respectively. We held 9,819,627 shares and 5,868,772 shares of our common stock as treasury shares at December 31, 2020 and 2019, respectively.
CAPITAL RESOURCES
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
Regulators have established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leveraged and risk-based capital measures and certain other factors. Under the Prompt Corrective Action framework of the Federal Deposit Insurance Corporation Act, depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At December 31, 2020, WSFS Bank was in compliance with regulatory capital requirements and all of its regulatory ratios exceeded “well-capitalized” regulatory benchmarks. WSFS Bank’s December 31, 2020 common equity Tier 1 capital ratio of 12.50%, Tier 1 capital ratio of 12.50%, total risk based capital ratio of 13.76% and Tier 1 leverage capital ratio of 9.74%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in the Bank's capital, the holding company held $244.9 million in cash to support potential dividends, acquisitions and strategic growth plans.
As part of our adoption of CECL, we elected the Implementation and Transition of the Current Expected Credit Losses Methodology for Allowances and Related Adjustments to the Regulatory Capital Rule and Conforming Amendments to Other Regulations, which permits the Company to phase in the day-one adverse effects on regulatory capital that may result from the adoption of CECL over a three-year period, which began for us on January 1, 2020. In addition, the final rule revises the agencies' regulatory capital rule, stress testing rules, and regulatory disclosure requirements to reflect CECL, and makes conforming amendments to other regulations that reference allowance for credit losses.

As a result of the three-year phase-in period related to our CECL adoption, the impact (by bps) to our capital ratios were as follows:

	December 31, 2020
(Dollars in thousands)	As Reported	Proforma(1)	CECL Impact
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	13.76%	13.83%	(0.07)%
WSFS Financial Corporation	13.76%	13.82%	(0.06)%
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	12.50%	12.58%	(0.08)%
WSFS Financial Corporation	12.50%	12.57%	(0.07)%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	12.50%	12.58%	(0.08)%
WSFS Financial Corporation	11.87%	11.94%	(0.07)%
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	9.74%	9.79%	(0.05)%
WSFS Financial Corporation	9.76%	9.81%	(0.05)%
(1) Includes the full impact of CECL, not accounting for the three-year phase-in period we have elected to use.
In 2021, we plan to invest $17.5 million in our Delivery Transformation initiative to increase adoption and usage of digital channels aligned with our strategy. Our organization is committed to product and service innovation as a means to drive growth and to stay ahead of changing customer demands and emerging competition. We are focused on developing and maintaining a strong “culture of innovation” that solicits, captures, prioritizes and executes innovation initiatives, including feedback from our customers, as well as leveraging technology from product creation to process improvements.
LIQUIDITY
We manage our liquidity and funding needs through our Treasury function and our Asset/Liability Committee. We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. Also, liquidity risk management is a primary area of examination by the banking regulators.
Funding sources to support growth and meet our liquidity needs include cash from operations, commercial and retail deposit programs, loan repayments, FHLB borrowings, repurchase agreements, access to the Federal Reserve Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities, that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. We believe these sources are sufficient to meet our funding needs as well as maintain required and prudent levels of liquidity over the next twelve months.
During the year ended December 31, 2020, cash, cash equivalents and restricted cash increased $1.1 billion to $1.7 billion from $571.8 million as of December 31, 2019. Cash provided by operating activities was $15.1 million, primarily reflecting the cash impact of earnings and gains of $22.8 million from the sale of debt and equity securities (including Visa Class B shares), offset by a $118.1 million increase in net activity from loans held for sale during the year ended December 31, 2020. Cash used in investing activities was $874.9 million primarily due to net purchases of available-for-sale debt securities of $848.5 million and $449.1 million from increased lending activity related to PPP loans in 2020 (net of forgiveness), partially offset by proceeds of $305.8 million from sales of debt securities and net proceeds of $85.9 million from the sale of Visa Class B shares. Cash provided by financing activities was $1.9 billion, primarily due to a $2.3 billion net increase in deposits, as a result of the increase in customer funding discussed above, and $147.8 million from the issuance of senior notes due 2030, partially offset by $195.0 million for repayment of federal funds purchased, $155.8 million for repurchases of common stock under the previously announced stock repurchase plan, $106.1 million for repayment of FHLB advances due to the termination of fixed rate FHLB term advances as part of our routine balance sheet and liquidity management and common stock dividends of $24.4 million.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

	At December 31,
(Dollars in thousands)	2020(1)	2019	2018	2017	2016
Nonaccruing loans:
Commercial and industrial	$13,816	$11,031	$14,056	$19,057	$2,015
Owner-occupied commercial	5,360	4,060	4,406	3,654	2,078
Commercial mortgages	17,175	1,626	3,951	5,870	9,821
Construction	—	—	2,781	1,804	—
Residential	3,247	4,490	2,854	4,124	4,967
Consumer	2,310	1,715	2,006	1,927	3,995
Total nonaccruing loans	41,908	22,922	30,054	36,436	22,876
Other real estate owned (OREO)	3,061	2,605	2,668	2,503	3,591
Restructured loans (2)(7)	15,539	14,281	14,953	20,061	14,336
Total nonperforming assets (NPAs)	$60,508	$39,808	$47,675	$59,000	$40,803
Past due loans:
Commercial	$5,634	$2,968	$71	$—	$—
Residential	25	437	660	356	153
Consumer (3)	11,035	12,745	104	105	285
Total past due loans	$16,694	$16,150	$835	$461	$438
Ratio of allowance for credit losses to total gross loans and leases(4)	2.51%	0.56%	0.81%	0.84%	0.89%
Ratio of nonaccruing loans to total gross loans and leases (5)	0.46	0.27	0.62	0.76	0.51
Ratio of nonperforming assets to total assets	0.42	0.32	0.66	0.84	0.60
Ratio of allowance for credit losses to nonaccruing loans	546	208	132	111	174
Ratio of allowance for credit losses to total nonperforming assets(6)	378	120	83	69	97
(1)Includes the impact of our adoption of CECL on January 1, 2020.
(2)Accruing loans only, which includes acquired nonimpaired loans. Nonaccruing Troubled Debt Restructurings (TDRs) are included in their respective categories of nonaccruing loans.
(3)Includes delinquent, but still accruing, U.S. government guaranteed student loans with little risk of credit loss
(4)Represents amortized cost basis for loans, leases and held-to-maturity securities.
(5)Total loans exclude loans held for sale and reverse mortgages.
(6)Excludes acquired impaired loans.
(7)Balance excludes COVID-19 modifications.

Nonperforming assets increased $20.7 million between December 31, 2019 and December 31, 2020. Non-performing loans increased $19.0 million, primarily due to the move to non-accrual of one large CRE investor loan for $15.1 million, which occurred in the fourth quarter of 2020. Restructured loans at December 31, 2020 slightly increased by $1.3 million compared to December 31, 2019. The ratio of nonperforming assets to total assets increased from 0.32% at December 31, 2019 to 0.42% at December 31, 2020.

The following table provides an analysis of the change in the balance of nonperforming assets during the last two years:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Beginning balance	$39,808	$47,675
Additions	45,929	57,427
Collections	(16,192)	(37,554)
Transfers to accrual	(134)	(7,786)
Charge-offs	(8,903)	(19,954)
Ending balance	$60,508	$39,808

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
In response to the COVID-19 pandemic, the CARES Act was enacted to provide certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and automatic forbearance. During 2020, we put significant effort into evaluating the needs of our Customers and offering targeted relief through loan modifications. Our modified loans, most of which were short-term in duration, decreased significantly from the amounts reported for the second quarter of 2020.
The following table summarizes the COVID-19 related loan modifications by portfolio segment as of December 31, 2020, September 30, 2020, and June 30, 2020:

	December 31, 2020		September 30, 2020		June 30, 2020
(Dollars in thousands)	Loan Balances	% of Portfolio	Loan Balances	% of Portfolio	Loan Balances	% of Portfolio
Commercial and industrial(1)	$49,038	2%	$139,856	7%	$675,724	30%
Owner-occupied commercial	—	—%	10,643	1%	380,432	28%
Commercial mortgages	16,008	1%	53,122	2%	700,889	32%
Construction	8,740	1%	1,748	—%	109,861	17%
Residential	13,717	2%	34,985	4%	86,581	9%
Consumer(2)(3)	27,291	2%	42,406	4%	65,162	7%
	$114,794	1%	$282,760	3%	$2,018,649	24%
(1)Includes modifications of leases with balances of $0.2 million, $0.2 million, and $39.3 million at December 31, 2020, September 30, 2020, and June 30, 2020, respectively.
(2)Includes modifications of education loans with balances of $17.1 million, $27.7 million, and $29.3 million at December 31, 2020, September 30, 2020, and June 30, 2020, respectively.
(3)Includes modifications of credit card loans with balances of $0.1 million, $0.1 million, and $0.3 million at December 31, 2020, September 30, 2020, and June 30, 2020, respectively.

RESULTS OF OPERATIONS

2019 compared with 2018

For a discussion of our results for the year ended December 31, 2019 compared to the year ended December 31, 2018, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020.
2020 compared with 2019
We recorded net income attributable to WSFS of $114.8 million, or $2.27 per diluted common share, for the year ended December 31, 2020, a decrease of $34.0 million compared to $148.8 million, or $3.00 per diluted common share, for the year ended December 31, 2019.
•Net interest income for the year ended December 31, 2020 was $466.0 million, an increase of $21.0 million compared to 2019, primarily due to decreases in rates on deposits, the impact of PPP loans, and lower interest on borrowings. See “Net Interest Income” for further information.
•Our provision for credit losses increased $127.6 million in 2020, primarily due to the COVID-19 pandemic and its impact on the economic forecast used in our CECL modeling. See “Provision/Allowance for Credit Losses” for further information.
•Noninterest income increased $12.9 million in 2020, primarily due to growth across most of our business lines with the full impact of the Beneficial acquisition during the year ended December 31, 2020 as well as an increase in the sale of MBS compared to the prior period. Partially offsetting these increases were lower interchange fees (as a result of the Durbin Amendment impacting us beginning July 2020), the net change in realized and unrealized gains from Visa Class B shares and lower deposit service charges. See “Noninterest Income” for further information.
•Noninterest expense decreased $44.3 million in 2020, primarily reflecting a decrease in net corporate development and restructuring costs related to our acquisition of Beneficial in 2019, partially offset by higher expenses related to overall growth of the Company, such as employee-related costs and professional fees, as well as increased credit-related costs (including loan workout expenses, OREO expenses and other credit costs), additional contributions to the WSFS Community Foundation and the loss on early extinguishment of debt. See “Noninterest Expense” for further information.

Net Interest Income
The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2020			2019
(Dollars in thousands)	Average Balance	Interest & Dividends	Yield/ Rate (1)	Average Balance	Interest & Dividends	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans: (2)
Commercial loans and leases	$4,174,451	$221,595	5.32%	$3,383,440	$202,660	6.00%
Commercial real estate loans	2,827,875	125,811	4.45	2,597,508	147,486	5.68
Residential mortgage	910,263	53,780	5.91	934,250	51,882	5.55
Consumer	1,144,435	55,304	4.83	1,062,641	59,243	5.58
Loans held for sale	106,398	3,904	3.67	44,620	1,949	4.37
Total loans and leases	9,163,422	460,394	5.03	8,022,459	463,220	5.78
Mortgage-backed securities (3)	2,052,672	48,377	2.36	1,715,826	48,954	2.85
Investment securities (3)	219,603	4,619	2.47	142,295	4,015	3.37
Other interest-earning assets	369,229	1,015	0.27	176,494	4,903	2.78
Total interest-earning assets	11,804,926	514,405	4.37	10,057,074	521,092	5.19
Allowance for credit losses	(177,052)			(45,288)
Cash and due from banks	119,337			111,723
Cash in non-owned ATMs	347,925			365,575
Bank owned life insurance	30,729			38,164
Other noninterest-earning assets	1,022,452			950,608
Total assets	$13,148,317			$11,477,856
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,304,558	$4,229	0.18%	$1,903,208	$8,794	0.46%
Money market	2,324,259	9,423	0.41	1,890,042	18,169	0.96
Savings	1,690,240	3,518	0.21	1,437,293	7,053	0.49
Customer time deposits	1,247,197	18,699	1.50	1,290,813	19,642	1.52
Total interest-bearing customer deposits	7,566,254	35,869	0.47	6,521,356	53,658	0.82
Brokered deposits	246,644	3,393	1.38	266,298	6,417	2.41
Total interest-bearing deposits	7,812,898	39,262	0.50	6,787,654	60,075	0.89
Federal Home Loan Bank advances	88,011	1,950	2.22	226,728	5,520	2.43
Trust preferred borrowings	67,011	1,751	2.61	67,011	2,772	4.14
Senior debt	108,420	4,998	4.61	98,492	4,717	4.79
Other borrowed funds (4)	53,828	489	0.91	165,506	3,060	1.85
Total interest-bearing liabilities	8,130,168	48,450	0.60	7,345,391	76,144	1.04
Noninterest-bearing demand deposits	2,848,243			2,156,046
Other noninterest-bearing liabilities	335,456			305,838
Stockholders’ equity of WSFS	1,836,115			1,670,869
Noncontrolling interest	(1,665)			(288)
Total liabilities and stockholders’ equity	$13,148,317			$11,477,856
Excess of interest-earning assets over interest-bearing liabilities	$3,674,758			$2,711,683
Net interest and dividend income		$465,955			$444,948
Interest rate spread			3.77%			4.15%
Net interest margin			3.96%			4.44%
See “Notes”
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities held-to-maturity (at amortized cost) and securities available-for-sale (at fair value).
(4)Includes federal funds purchased.

Net interest income increased $21.0 million, or 5%, to $466.0 million in 2020, from 2019 primarily due to $29.5 million from lower funding costs primarily due to deposit repricing, $21.7 million increase in PPP income and $4.0 million in higher purchase accounting accretion, primarily offset by a $31.2 million decrease due to the lower rate environment and $3.0 million from a decline in excess liquidity. Net interest margin decreased 48 bps to 3.96% in 2020 from 4.44% in 2019. The decrease was primarily due to a 69 bps net decline from the lower interest rate environment and balance sheet mix, 9 bps decline in excess liquidity and 3 bps from PPP, partially offset by a 33 bps increase resulting from lower funding costs.

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

Year Ended December 31,	2020 vs. 2019
(Dollars in thousands)	Volume	Yield/Rate	Net
Interest Income:
Loans:
Commercial loans and leases(1)	$43,744	$(24,809)	$18,935
Commercial real estate loans	12,268	(33,943)	(21,675)
Residential mortgage	(1,369)	3,267	1,898
Consumer	4,370	(8,309)	(3,939)
Loans held for sale	2,312	(357)	1,955
Mortgage-backed securities	8,657	(9,234)	(577)
Investment securities(2)	2,122	(1,518)	604
Other interest-earning assets	2,722	(6,610)	(3,888)
Favorable (unfavorable)	74,826	(81,513)	(6,687)
Interest expense:
Deposits:
Interest-bearing demand	1,568	(6,133)	(4,565)
Money market	3,447	(12,193)	(8,746)
Savings	1,062	(4,597)	(3,535)
Customer time deposits	(679)	(264)	(943)
Brokered certificates of deposits	(446)	(2,578)	(3,024)
FHLB advances	(3,128)	(442)	(3,570)
Trust preferred borrowings	—	(1,021)	(1,021)
Senior debt	463	(182)	281
Other borrowed funds	(1,467)	(1,104)	(2,571)
(Favorable) unfavorable	820	(28,514)	(27,694)
Net change, as reported	$74,006	$(52,999)	$21,007
(1)Includes a tax-equivalent income adjustment related to commercial loans.
(2)Includes a tax-equivalent income adjustment related to municipal bonds.

Provision/Allowance for Credit Losses
We maintain an allowance for credit losses at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, which we evaluate in accordance with applicable accounting principles, as discussed further in “Nonperforming Assets.” Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments.
For the year ended December 31, 2020, we recorded a provision for credit losses of $153.2 million, an increase of $127.6 million compared to $25.6 million in 2019. The increase was primarily due to acute deterioration in the economic forecast used in our CECL models related to the impact of COVID-19 pandemic, and enhanced loan reviews which resulted in risk migration that occurred during the year in several specific portfolios, mainly in the accommodation and food service industries.
The allowance for credit losses increased to $228.8 million at December 31, 2020 from $47.6 million at December 31, 2019. Of this increase, $35.9 million was due to our adoption of CECL as of January 1, 2020 and $153.2 million was due to the additional provision for credit losses during the year ended December 31, 2020. The ratio of allowance for credit losses to total loans and leases was 2.51% at December 31, 2020 and 0.56% at December 31, 2019.
During the years ended December 31, 2020 and 2019, net charge-offs totaled $7.8 million, or 0.09% of average loans, and $17.5 million or 0.22% of average loans, respectively.

Noninterest Income
Noninterest income increased $12.9 million, or 7%, to $201.0 million in 2020 from $188.1 million in 2019. The increase in noninterest income is primarily comprised of the following:
•a $19.1 million increase in mortgage banking activities due to improved secondary market conditions and increased volume from refinancings resulting from the lower interest rate environment;
•an $8.7 million increase in securities gains, net;
•a $6.5 million increase in investment management and fiduciary revenue driven by trust and wealth services revenue;
•a $15.4 million decrease in credit/debit card and ATM income primarily due to less interchange fees (as a result of the Durbin Amendment impacting us beginning July 1, 2020), and the impact of a lower interest rate environment;
•a $3.4 million decrease in the amount of net realized and unrealized gain on equity investments, which includes the combination of higher unrealized gains compared to the prior period partially offset by the gain on sale of 360,000 Visa Class B shares that occurred in the second quarter of 2020; and
•a $3.0 million decrease in deposit service charges due to lower transaction volume in 2020 as a result of the COVID-19 pandemic.

Noninterest Expenses
Noninterest expense in 2020 decreased $44.3 million to $368.8 million from $413.1 million in 2019. The decrease in noninterest is primarily comprised of the following:
•a $67.0 million decrease in net corporate development and restructuring costs as compared to the prior period related to our acquisition of Beneficial in 2019;
•an $11.8 million increase in salary-related expenses, and $7.6 million in professional fees to support our Delivery Transformation initiative, process improvements and overall growth of the Company;
•a $3.3 million increase in credit-related costs, driven by the increase in the unfunded commitment reserve expense in the current period;
•a $3.0 million contribution to the WSFS Community Foundation during the first quarter of 2020; and
•a $2.3 million loss on early extinguishment of FHLB debt, as described above.

Income Taxes
We recorded $31.6 million of income tax expense for the year ended December 31, 2020 compared to $46.5 million for the year ended December 31, 2019. The effective tax rates for the years ended December 31, 2020 and 2019 were 21.8% and 23.9%, respectively. The effective tax rate for year ended December 31, 2020 decreased primarily due to lower nondeductible expenses associated with the acquisition of Beneficial which occurred during 2019. Nondeductible acquisition costs of $9.1 million were recognized during the year ended December 31, 2019, whereas none were incurred in the same period in 2020. In addition, we recognized $1.7 million in tax benefits during the year ended December 31, 2020 related to tax law changes contained in the CARES Act (see "Regulation - Coronavirus Aid, Relief, and Economic Security (CARES) Act"), related to the ability to carry back certain acquired net operating losses to prior years where the statutory tax rate was higher than the current statutory tax rate. Further and partially offsetting the favorable tax benefits above, the tax benefit related to stock-based compensation activity for the year ended December 31, 2020 decreased compared to the prior year. We recorded less than $0.1 million of income tax expense during the year ended December 31, 2020 compared to $2.0 million of income tax benefits for the same period in 2019.
The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, federal low-income housing/research and development tax credits, and excess tax benefits from recognized stock compensation. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options, nondeductible acquisition costs and a provision for state income tax expense.
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
WSFS Bank Segment
The WSFS Bank segment income before taxes decreased $49.3 million, or 30%, in 2020 compared to 2019 due primarily to a $124.6 million increase in the provision for credit losses due to the CECL implementation, the impact of COVID-19 on the economic forecasts used in our CECL model and loan migration that occurred during the year in several specific portfolios, as previously mentioned. These credit losses were partially offset by a decrease in external operating expenses of $37.6 million or 11%, primarily driven by cost synergies since the Beneficial acquisition, an increase in external net interest income of $19.5 million, or 4%, reflecting lower funding costs from deposit repricing, and an increase of $17.7 million, or 19%, in external noninterest income primarily due to the realized/unrealized gains on equity investments from our investments in Visa Class B shares, and growth in our mortgage business due to the lower interest rates environment and its impact on customer demand.
Cash Connect® Segment
The Cash Connect® segment income before taxes increased to $9.2 million in 2020 from $6.1 million in 2019. During 2020, the Cash Connect® segment focused on expanding smart safe and ATM managed services to increase fee income and margins. This focus on improving margin and moving to off balance sheet cash resulted in a full-year 2020 ROA of 1.97%, an increase of 68 bps in comparison with full-year 2019. Cash Connect® had $1.6 billion and $1.4 billion in total cash managed at December 31, 2020 and 2019, respectively. At year-end 2020, Cash Connect® serviced approximately 27,900 non-bank ATMs and approximately 4,500 retail smart safes nationwide compared to approximately 27,900 non-bank ATMs and approximately 3,200 smart safes at year-end 2019.
Wealth Management Segment
The Wealth Management segment income before taxes decreased $3.3 million in 2020 compared to 2019, impacted by the CECL implementation on its private banking business, which resulted in an increase of $3.1 million in the provision for credit losses. Wealth Management's 2019 results also included $1.7 million of net interest income from a large short-term noninterest bearing trust deposit. These decreases were partially offset higher noninterest income in 2020 attributed to institutional trust activity and AUM growth from both equity market performance and strong net client cash inflows.

Segment financial information for the years ended December 31, 2020, 2019 and 2018 is provided in Note 22 to the Consolidated Financial Statements.

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
The matching of assets and liabilities may be analyzed using a number of methods including by examining the extent to which such assets and liabilities are “interest-rate sensitive” and by monitoring our interest-sensitivity gap. An interest-sensitivity gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing within a defined period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets repricing within a defined period. For additional information related to interest rate sensitivity, see "Quantitative and Qualitative Disclosures About Market Risk."
The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2020 are shown in the following table:

(Dollars in thousands)	Less than One Year	One to Five Years	Over Five Years	Total
Interest-rate sensitive assets:
Loans:
Commercial loans and leases (2)	$3,567,992	$1,189,252	$313,700	$5,070,944
Commercial real estate loans (2)	1,199,883	729,132	172,389	2,101,404
Residential loans (1) (2)	289,303	402,416	118,915	810,634
Consumer (2)	519,059	323,756	319,580	1,162,395
Loans held for sale (2)	225,182	1,263	2,080	228,525
Investment securities, available-for-sale	1,711,746	1,208,558	681,910	3,602,214
Investment securities, held-to-maturity	19,366	84,146	8,235	111,747
Total interest-rate sensitive assets:	$7,532,531	$3,938,523	$1,616,809	$13,087,863
Interest-rate sensitive liabilities:
Interest-bearing deposits:
Interest-bearing demand	$1,317,870	$—	$—	$1,317,870
Savings	1,030,818	—	—	1,030,818
Money market	2,098,534	—	—	2,098,534
Customer time deposits	817,282	339,368	1,352	1,158,002
FHLB advances	6,623	—	—	6,623
Trust preferred borrowings	67,011	—	—	67,011
Senior debt	98,823	147,794	—	246,617
Other borrowed funds	222,214	14,950	1,512	238,676
Total interest-rate sensitive liabilities:	$5,659,175	$502,112	$2,864	$6,164,151
Off-balance sheet instruments:	$—	$—	$—	$—
Excess (deficiency) of interest-rate sensitive assets over interest-rate liabilities (interest-rate sensitive gap)	$1,873,356	$3,436,411	$1,613,945	$6,923,712
One-year interest-rate sensitive assets/interest-rate sensitive liabilities	133.10%
One-year interest-rate sensitive gap as a percent of total assets	13.07%
(1)Includes reverse mortgage loans
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
To provide a more accurate position of our one-year gap, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. For the purpose of this analysis, we estimate, based on historical trends of our deposit accounts, with the exception of certain deposits estimated at 100%, that the majority of our money market deposits are 75%, and the majority of our savings and interest-bearing demand deposits are 50% sensitive to interest rate changes. Accordingly, these interest-sensitive portions are classified in the “Less than One Year” category with the remainder in the “Over Five Years” category. Deposit rates other than time deposit rates are variable. Changes in deposit rates are generally subject to local market conditions and our discretion and are not indexed to any particular rate.

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
CONTRACTUAL OBLIGATIONS
At December 31, 2020, we had contractual obligations relating to operating leases, long-term debt, data processing and credit obligations. These obligations are summarized below. See Notes 10, 13 and 18 to the Consolidated Financial Statements for further information.

(Dollars in thousands)	Total	2021	2022-2023	2024-2025	2026 and Beyond
Commitments to extend credit (1)	$2,351,630	$2,351,630	$—	$—	$—
FHLB advances	6,623	6,623	—	—	—
Principal payments on long term debt (2)(3)	250,000	—	—	—	250,000
Interest payments on long term debt (4)	66,000	8,625	17,250	17,250	22,875
Operating lease obligations	263,140	17,013	34,069	31,839	180,219
Data processing obligations	29,918	9,262	15,792	4,864	—
Total	$2,967,311	$2,393,153	$67,111	$53,953	$453,094
(1)Includes loan commitments and commercial standby letters of credit. Does not reflect commitments to sell residential mortgages.
(2)The 2016 senior notes are redeemable on June 15, 2021 or on any interest payment date thereafter.
(3)The 2020 senior notes are redeemable on December 15, 2025 or on any interest payment date thereafter.
(4)To calculate payments due for interest, we assumed that interest rates were unchanged from December 31, 2020 through maturity.

CRITICAL ACCOUNTING ESTIMATES
The discussion and analyses of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with U.S. GAAP and general practices within the banking industry. The significant accounting policies of the Company are described in Note 2 to the Consolidated Financial Statements. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that may materially affect the reported amounts of assets, liabilities, revenues and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for credit losses, business combinations, deferred taxes, fair value measurements and goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
The following critical accounting policies involve more significant judgments and estimates. We have reviewed these critical accounting policies and estimates with the Audit Committee.
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
We consider the determination of the allowance for credit losses to be critical because it requires significant judgment reflecting our best estimate of expected credit losses based on our historical loss experience, current conditions and economic forecasts. Our evaluation is based upon a continuous review of our financial assets, with consideration given to evaluations resulting from examinations performed by regulatory authorities. See Note 8 to the Consolidated Financial Statements, for further discussion of the allowance for credit losses.

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
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At December 31, 2020 interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $1.9 billion. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 133.10% at December 31, 2020 compared with 95.02% at December 31, 2019. In addition, the one-year interest-sensitive gap as a percentage of total assets was 13.07% at December 31, 2020 compared to (2.06)% at December 31, 2019.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2020 and December 31, 2019.

Change in Interest Rate (Basis Points)	December 31, 2020		December 31, 2019
	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
300	19.7%	19.10%	5.8%	18.97%
200	13.1%	18.69%	4.0%	19.18%
100	6.5%	18.05%	2.0%	19.23%
50	3.2%	17.59%	1.0%	19.14%
25	1.5%	17.32%	0.5%	19.06%
—	—%	17.04%	—%	18.97%
(25)	(1.5)%	16.62%	(0.5)%	18.85%
(50)	(2.1)%	16.20%	(0.9)%	18.72%
(100)	(2.8)%	15.16%	(2.4)%	18.30%
(200) (3)	NMF	NMF	NMF	NMF
(300) (3)	NMF	NMF	NMF	NMF
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of WSFS Financial Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for credit losses for loans and leases evaluated on a collective basis
As discussed in Note 2 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326) as of January 1, 2020. The total allowance for credit losses for loans and leases as of January 1, 2020 was $83.4 million, which included an allowance for credit losses for loans and leases evaluated on a collective basis (the January 1, 2020 collective ACL). As discussed in Note 8 to the consolidated financial statements, the Company’s total allowance for credit losses for loans and leases evaluated on a collective basis as of December 31, 2020 was $228.8 million (the December 31, 2020 collective ACL). The collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics. For the commercial portfolio, the Company uses a base loss rate methodology which applies a probability of default (PD) and loss given default (LGD) which are calculated based on the historical rate of migration. The historical rate of migration is based on the historical rate of credit loss measured during a look-back period (LBP). The historical rate of credit loss is determined based on internally assessed risk ratings and loan segments and then adjusted for the economic forecast scenario and macroeconomic assumptions over reasonable and supportable forecast periods. For the retail portfolio, the Company uses a base loss rate methodology which calculates historical loss rates based on average net loss rates over the LBP that incorporates the economic forecast assigned to that loan. After the reasonable and supportable forecast periods, the Company reverts on a straight-line basis over the reversion period to its historical loss rates, evaluated over the LBP, for the remaining life of both commercial and retail loans and leases. The LBP, reasonable and supportable forecast, and reversion period are established for each portfolio segment. The Company estimates the exposure at default using a method which projects prepayments over the life of the loans and leases. In order to capture the unique risks of the loan and lease portfolio within the PD, LGD and average net loss rates, the Company segments the portfolio into pools, considering similar risk characteristics. A portion of the collective ACL is comprised of adjustments to historical loss information for various internal and external conditions. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit losses.
We identified the assessment of the January 1, 2020 collective ACL and December 31, 2020 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and quantitative model used to estimate (1) the PD, LGD and average net loss rates and their significant assumptions, including portfolio segmentation, the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast periods, the LBP for both the commercial and retail portfolios, and credit risk ratings for commercial loans, and (2) the qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the quantitative model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:
•development of the collective ACL methodology
•development of the quantitative model
•identification and determination of the significant assumptions used in the quantitative model
•development of certain qualitative factors
•analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the quantitative model used
•assessing the conceptual soundness and performance of the quantitative model used by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating the economic forecast scenario by comparing it to the Company’s business environment and relevant industry practices
•assessing the economic forecast scenario through comparison to publicly available forecasts
•evaluating the length of the historical observation period and reasonable and supportable forecast periods by comparing to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the effect of certain qualitative factors on the December 31, 2020 collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative model.

We also assessed the sufficiency of the audit evidence obtained related to the January 1, 2020 collective ACL and December 31, 2020 collective ACL by evaluating:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the account estimates

/s/ KPMG LLP

We have served as the Company's auditor since 1994.

Philadelphia, Pennsylvania
March 1, 2021

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018
Interest income:
Interest and fees on loans and leases	$460,394	$463,220	$260,506
Interest on mortgage-backed securities	48,377	48,954	26,065
Interest and dividends on investment securities:
Taxable	1,191	131	61
Tax-exempt	3,428	3,884	4,317
Other interest income	1,015	4,903	2,024
	514,405	521,092	292,973
Interest expense:
Interest on deposits	39,262	60,075	29,068
Interest on Federal Home Loan Bank advances	1,950	5,520	8,395
Interest on senior debt	4,998	4,717	4,717
Interest on trust preferred borrowings	1,751	2,772	2,573
Interest on federal funds purchased	471	2,971	1,695
Interest on other borrowings	18	89	51
	48,450	76,144	46,499
Net interest income	465,955	444,948	246,474
Provision for credit losses	153,180	25,560	13,170
Net interest income after provision for credit losses	312,775	419,388	233,304
Noninterest income:
Credit/debit card and ATM income	35,014	50,383	43,837
Investment management and fiduciary revenue	48,979	42,450	39,602
Deposit service charges	19,999	22,972	18,771
Mortgage banking activities, net	30,201	11,053	6,286
Loan and lease fee income	4,518	3,577	2,492
Security gains, net	9,076	333	21
Unrealized gains on equity investments, net	761	26,175	20,745
Realized gain on sale of equity investment, net	22,052	—	3,757
Bank owned life insurance income	1,280	1,247	175
Other income	29,145	29,919	26,855
	201,025	188,109	162,541
Noninterest expense:
Salaries, benefits and other compensation	194,317	182,564	122,983
Occupancy expense	32,105	33,068	19,783
Equipment expense	23,793	20,879	12,609
Professional fees	18,757	11,167	8,733
Data processing and operations expenses	12,600	13,373	7,757
Marketing expense	5,677	6,714	4,586
FDIC expenses	2,148	1,483	2,117
Loan workout and other credit costs	6,899	3,616	1,470
Corporate development expense	4,328	55,697	6,456
Restructuring expense	510	16,133	—
Recovery of legal settlement	—	—	(7,938)
Recovery of fraud loss	—	(463)	(1,675)
Loss on early extinguishment of debt	2,280	—	—
Other operating expense	65,430	68,896	48,166
	368,844	413,127	225,047
Income before taxes	144,956	194,370	170,798
Income tax provision	31,636	46,452	36,055
Net income	$113,320	$147,918	$134,743
Less: Net loss attributable to noncontrolling interest	(1,454)	(891)	—
Net income attributable to WSFS	$114,774	$148,809	$134,743
Basic	$2.27	$3.02	$4.27
Diluted	$2.27	$3.00	$4.19
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income	$113,320	$147,918	$134,743
Less: Net loss attributable to noncontrolling interest	(1,454)	(891)	—
Net income attributable to WSFS	$114,774	$148,809	$134,743
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available-for-sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $12,585, $13,179, and $(2,223), respectively	39,853	41,733	(6,695)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $2,178, $80, and $5, respectively	(6,898)	(253)	(16)
	32,955	41,480	(6,711)
Net change in securities held-to-maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $60, $98, and $136, respectively	(192)	(311)	(444)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax benefit of $585, $1,439, and $10, respectively	(1,683)	(4,151)	(31)
Pension settlement, net of tax expense of $67, $— and $—, respectively	212	—	—
	(1,471)	(4,151)	(31)
Net change in cash flow hedge
Net unrealized gain (loss) arising during the period, net of tax expense (benefit) of $493, $593, and $(29), respectively	1,560	1,877	(56)
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $106, $— and $—, respectively	(337)	—	—
	1,223	1,877	(56)
Net change in equity method investments
Net change in other comprehensive loss of equity method investments, net of tax benefit of $3, $—, and $—, respectively	(9)	—	—
Total other comprehensive income (loss)	32,506	38,895	(7,242)
Total comprehensive income	$147,280	$187,704	$127,501

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except per share and share data)	2020	2019
Assets:
Cash and due from banks	$1,244,705	$164,021
Cash in non-owned ATMs	402,339	407,524
Interest-bearing deposits in other banks including collateral (restricted cash) of $7,390 at December 31, 2020 and $0 at December 31, 2019	7,691	207
Total cash, cash equivalents, and restricted cash	1,654,735	571,752
Investment securities, available for sale (amortized cost of $2,450,265 at December 31, 2020 and $1,909,483 at December 31, 2019)	2,529,057	1,944,914
Investment securities, held to maturity, net of allowance for credit losses of $6 at December 31, 2020 (fair value $116,421 at December 31, 2020 and $136,625 at December 31, 2019)	111,741	133,601
Other investments	9,541	70,046
Loans held for sale at fair value	197,541	83,872
Loans and leases, net of allowance of $228,804 at December 31, 2020 and $47,576 at December 31, 2019	8,795,935	8,424,464
Bank-owned life insurance	32,051	30,294
Stock in Federal Home Loan Bank of Pittsburgh, at cost	5,771	21,097
Other real estate owned	3,061	2,605
Accrued interest receivable	44,335	38,094
Premises and equipment	96,556	104,465
Goodwill	472,828	472,828
Intangible assets	84,558	95,917
Other assets	296,204	262,353
Total assets	$14,333,914	$12,256,302
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$3,415,021	$2,189,573
Interest-bearing demand	8,441,643	7,397,284
Total deposits	11,856,664	9,586,857
Federal funds purchased	—	195,000
Federal Home Loan Bank advances	6,623	112,675
Trust preferred borrowings	67,011	67,011
Senior debt	246,617	98,605
Other borrowed funds	20,390	15,997
Accrued interest payable	1,450	3,103
Other liabilities	345,679	327,563
Total liabilities	12,544,434	10,406,811
Stockholders’ Equity:
Common stock 0.01 par value, shares authorized of 90,000,000; shares issued of 57,575,783 at December 31, 2020 and 57,435,658 at December 31, 2019	576	575
Capital in excess of par value	1,053,022	1,049,064
Accumulated other comprehensive income	56,007	23,501
Retained earnings	977,414	917,377
Treasury stock at cost, 9,819,627 shares at December 31, 2020 and 5,868,772 shares at December 31, 2019	(295,293)	(140,211)
Total stockholders’ equity of WSFS	1,791,726	1,850,306
Noncontrolling interest	(2,246)	(815)
Total stockholders’ equity	1,789,480	1,849,491
Total liabilities and stockholders’ equity	$14,333,914	$12,256,302

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2017	56,279,527	$563	$336,271	$(8,152)	$669,557	$(273,894)	$724,345	$—	$724,345
Net income	—	—	—	—	134,743	—	134,743	—	134,743
Other comprehensive loss	—	—	—	(7,262)	—	—	(7,262)	—	(7,262)
Cash dividend, $0.42 per share	—	—	—	—	(13,249)	—	(13,249)	—	(13,249)
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	20	(20)	—	—	—	—
Issuance of common stock including proceeds from exercise of common stock options	647,451	6	11,247	—	—	—	11,253	—	11,253
Stock-based compensation expense	—	—	2,292	—	—	—	2,292	—	2,292
Repurchase of common stock, 691,742 shares	—	—	—	—	—	(31,202)	(31,202)	—	(31,202)
Balance, December 31, 2018	56,926,978	$569	$349,810	$(15,394)	$791,031	$(305,096)	$820,920	$—	$820,920
Net income (loss)	—	—	—	—	148,809	—	148,809	(891)	147,918
Other comprehensive income	—	—	—	38,895	—	—	38,895	—	38,895
Cash dividend, $0.47 per share	—	—	—	—	(22,463)	—	(22,463)	—	(22,463)
Issuance of common stock including proceeds from exercise of common stock options	508,680	6	7,749	—	—	—	7,755	—	7,755
Re-issuance of treasury stock in connection with BNCL merger and related items	—	—	687,897	—	—	262,071	949,968	76	950,044
Stock-based compensation expense	—	—	3,608	—	—	—	3,608	—	3,608
Repurchase of common stock (1)	—	—	—	—	—	(97,186)	(97,186)	—	(97,186)
Balance, December 31, 2019	57,435,658	$575	$1,049,064	$23,501	$917,377	$(140,211)	$1,850,306	$(815)	$1,849,491
Cumulative change in accounting principle (Note 2)	—	—	—	—	(30,368)	—	(30,368)	—	(30,368)
Balance, January 1, 2020 (as adjusted for change in accounting principle)	57,435,658	575	1,049,064	23,501	887,009	(140,211)	1,819,938	(815)	1,819,123
Net income (loss)	—	—	—	—	114,774	—	114,774	(1,454)	113,320
Other comprehensive income	—	—	—	32,506	—	—	32,506	—	32,506
Cash dividend, $0.48 per share	—	—	—	—	(24,369)	—	(24,369)	—	(24,369)
Issuance of common stock including proceeds from exercise of common stock options	140,125	1	2,031	—	—	—	2,032	—	2,032
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	23	23
Stock-based compensation expense	—	—	2,677	—	—	—	2,677	—	2,677
Repurchase of common stock (1)	—	—	(750)	—	—	(155,082)	(155,832)	—	(155,832)
Balance, December 31, 2020	57,575,783	$576	$1,053,022	$56,007	$977,414	$(295,293)	$1,791,726	$(2,246)	$1,789,480

(1)Repurchase of common stock for the years ended December 31, 2020 and 2019 included 3,950,855 and 2,132,390 shares repurchased, respectively, in connection with the Company's share buyback program approved by the Board of Directors, and 24,910 and 132,993 shares repurchased, respectively, to cover taxes due on the consideration transferred in the Beneficial acquisition related to the vesting of unrestricted Beneficial stock awards.

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Operating activities:
Net income	$113,320	$147,918	$134,743
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	153,180	25,560	13,170
Depreciation of premises and equipment, net	14,999	15,852	8,329
(Accretion) amortization of fees, premiums and discounts, net	(60,159)	(45,548)	15,255
Amortization of intangible assets	10,909	11,113	2,942
Amortization of right of use lease asset	12,290	22,850	—
Decrease in operating lease liability	(12,170)	(12,507)	—
Income from mortgage banking activities, net	(30,201)	(11,053)	(6,286)
Gain on sale of securities, net	(9,076)	(333)	(21)
(Gain) loss on sale of other real estate owned and valuation adjustments, net	(25)	125	100
Stock-based compensation expense	2,677	3,608	2,292
Unrealized gains on equity investments, net	(761)	(26,175)	(20,745)
Realized gain on sale of equity investment, net	(22,052)	—	(3,757)
Deferred income tax (benefit) expense	(32,848)	7,074	3,378
(Increase) decrease in accrued interest receivable	(6,241)	1,406	(2,596)
Increase in other assets	(18,339)	(4,676)	(6,297)
Origination of loans held-for-sale	(942,188)	(479,289)	(351,108)
Proceeds from sales of loans held-for-sale	824,134	406,012	352,002
(Decrease) increase in accrued interest payable	(1,653)	1,203	863
Increase (decrease) in other liabilities	24,675	30,922	(2,931)
Increase in value of bank-owned life insurance	(1,757)	(806)	(158)
Increase in capitalized interest, net	(3,572)	(3,390)	(3,601)
Net cash provided by operating activities	$15,142	$89,866	$135,574
Investing activities:
Purchases of investment securities held to maturity	$(6,307)	$—	$—
Repayments, maturities and calls of investment securities held to maturity	27,085	16,170	9,245
Sale of investment securities available-for-sale	305,812	618,194	7,012
Purchases of investment securities available-for-sale	(1,454,699)	(958,259)	(498,465)
Repayments of investment securities available-for-sale	606,156	269,697	112,665
Proceeds from bank-owned life insurance surrender	—	59,710	96,429
Net proceeds from sale of Visa Class B shares	85,850	—	—
Net cash from business combinations	—	76,072	—
Net (increase) decrease in loans and leases	(449,091)	201,934	(101,174)
Purchases of Visa Class B shares	—	—	(1,568)
Sale of Visa Class B shares	—	—	6,186
Purchases of FHLB stock	(145,400)	(394,428)	(169,613)
Redemption of FHLB stock	160,726	415,771	181,638
Sales of assets acquired through foreclosure, net	2,014	3,089	3,037
Sale of premise and equipment	69	71	198
Investment in premises and equipment, net	(7,159)	(14,198)	(5,500)
Net cash (used in) provided by investing activities	$(874,944)	$293,823	$(359,910)

(continued on following page)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Financing activities:
Net increase in demand and saving deposits	$2,501,442	$69,761	$393,827
(Decrease) increase in time deposits	(197,765)	(55,400)	43,871
Decrease in brokered deposits	(29,474)	(156,396)	(31,712)
Receipts from FHLB advances	5,047,424	32,320,456	83,721,532
Repayments of FHLB advances	(5,153,476)	(32,536,246)	(84,103,068)
Receipts from federal funds purchased	8,030,475	32,252,775	21,239,675
Repayments of federal funds purchased	(8,225,475)	(32,215,750)	(21,109,700)
Contribution from noncontrolling shareholders	23	—	—
Cash dividend	(24,369)	(22,463)	(13,249)
Issuance of common stock and exercise of common stock options	2,032	7,755	11,253
Issuance of senior debt, net of costs	147,780	—	—
Repurchase of common shares	(155,832)	(97,186)	(31,202)
Net cash provided by (used in) financing activities	$1,942,785	$(432,694)	$121,227
Increase (decrease) in cash, cash equivalents, and restricted cash	$1,082,983	$(49,005)	$(103,109)
Cash, cash equivalents, and restricted cash at beginning of period	571,752	620,757	723,866
Cash, cash equivalents, and restricted cash at end of period	$1,654,735	$571,752	$620,757
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$50,103	$74,942	$45,636
Cash paid for income taxes, net	72,756	33,843	33,316
Non-cash information:
Loans transferred to other real estate owned	$2,674	$2,541	$3,302
Loans transferred to portfolio from held-for-sale at fair value	34,517	24,862	9,553
Fair value of assets acquired, net of cash received	—	5,032,156	—
Fair value of liabilities assumed	—	5,108,228	—
Impact of ASC 842 Adoption:
Right of use asset	—	121,288	—
Lease liability	—	(132,346)	—
Impact of ASC 326 Adoption (Note 2):
Allowance for credit losses on held-to-maturity debt securities	(8)	—	—
Allowance for credit losses on loans and leases	(35,855)	—	—
Deferred tax assets	8,461	—	—
Allowance for credit losses on unfunded lending commitments	(2,966)	—	—
Retained earnings	30,368	—	—
The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
General
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company organized under the laws of the State of Delaware. Substantially all of the Company's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), is a federal savings bank organized under the laws of the United States (U.S.).
The Consolidated Financial Statements include the accounts of the Company, WSFS Bank, WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), Christiana Trust Company of Delaware® (Christiana Trust DE) and WSFS SPE Services, LLC. The Company also has one unconsolidated subsidiary, WSFS Capital Trust III (the Trust). WSFS Bank has three wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), WSFS Investment Group, Inc. (WSFS Wealth Investments) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the U.S. The Company provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. The Company's core banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to individual, corporate and institutional clients. The Federal Deposit Insurance Corporation (FDIC) insures the Company's customers’ deposits to their legal maximums.
The Company serves its Customers primarily from 112 offices located in Pennsylvania (52), Delaware (42), New Jersey (16), Virginia (1), and Nevada (1), its ATM network, website at www.wsfsbank.com, and mobile apps. Information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.
Basis of Presentation
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP). In preparing the Consolidated Financial Statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although the Company's estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions in 2021 could be worse than anticipated in those estimates, which could materially affect its results of operations and financial condition. The accounting for the allowance for credit losses and reserves for lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and income taxes are subject to significant estimates. Among other effects, changes to these estimates could result in future impairment of investment securities, goodwill and intangible assets and the establishment of the allowance and reserve for lending related commitments as well as increased post-retirement benefits expense.
Certain reclassifications have been made to the prior year’s Consolidated Financial Statements to conform to the current year’s presentation. All significant intercompany accounts and transactions were eliminated in consolidation.
Business Combinations
On March 1, 2019, the Company acquired Beneficial Bancorp, Inc. (Beneficial), including its subsidiary Beneficial Bank, a community bank headquartered in Philadelphia, Pennsylvania, creating the largest, premier, locally-headquartered community bank in the Delaware and greater Philadelphia region. Beneficial merged with and into WSFS, with WSFS continuing as the surviving corporation and simultaneously, Beneficial Bank merged with and into WSFS Bank, with WSFS Bank continuing as the surviving bank. This acquisition grew the Company's market share, deepened the Company's presence in the Philadelphia, southeastern Pennsylvania and New Jersey markets, and enhanced its customer base. The results of Beneficial's operations are included in the Company's Consolidated Financial Statements since the date of the acquisition. See Note 3 for further information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES
Cash, Cash Equivalents and Restricted Cash
For purposes of reporting cash flows, cash, cash equivalents and restricted cash include cash, cash in non-owned ATMs, amounts due from banks, federal funds sold and securities purchased under agreements to resell and cash collateral held for a financial derivative related to the sale of certain Visa Class B shares.
Debt Securities
Debt securities mostly include mortgage-backed securities (MBS), municipal bonds, and U.S. government and agency securities and are classified into one of the following three categories and accounted for as follows:

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

Realized gains and losses are determined using the specific identification method and included in Security gains, net on the Consolidated Statements of Income. All sales are made without recourse.
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
The Company's investment portfolio is reviewed each quarter for indications of potential credit losses. Refer to the respective held-to-maturity and available-for-sale debt securities sections for the allowance for credit loss policies for each portfolio.
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

Allowance for Credit Losses - Available-for-Sale Debt Securities
The Company follows ASC 326-30, Financial Instruments - Credit Loss - Available-for-Sale Debt Securities, which provides guidance related to the recognition of and expanded disclosure requirements for expected credit losses on available-for-sale debt securities. For available-for-sale debt securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, the security's amortized cost basis is reduced to fair value and recognized as a reduction to Noninterest income in the Consolidated Statements of Income.
For debt securities available-for-sale in which the Company does not intend to sell, or it is not likely the security would be required to be sold before recovery, it evaluates whether a decline in fair value has resulted from credit losses or other adverse factors, such as a change in the security's credit rating. In assessing whether a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance is recorded, limited to the fair value of the security.
The Company performs these analyses on a quarterly basis to review the conditions and risks associated with the individual securities. Credit losses on an impaired security is measured using the present value of expected future cash flows. Any impairment not recorded through an allowance for credit loss is included in other comprehensive income (loss), net of the tax effect. The Company is required to use its judgment in determining impairment in certain circumstances.
For additional detail regarding debt securities, see Note 6.
Equity Investments
The Company has equity investments accounted for in accordance with both ASC 321-10, Investments - Equity Securities and ASC 323-10, Investments - Equity Method and Joint Ventures.
Equity investments recorded in accordance with ASC 321-10 are classified into one of the following two categories and accounted for as follows:
•Investments with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income.
•Investments without a readily determinable fair value are reported at cost less impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any dividends received are recorded in interest income.
The fair value of equity investments with readily determinable fair values is primarily obtained from third-party pricing services. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, the Company uses valuation techniques permitted under ASC 820, Fair Value Measurement, to evaluate the observed transaction(s) and adjust the carrying value.
ASC 321-10 also provides impairment accounting guidance for equity investments without readily determinable fair values. The qualitative assessment to determine whether impairment exists requires the use of the Company's judgment. If, after completing the qualitative assessment, the Company concludes an equity investment without a readily determinable fair value is impaired, a loss for the difference between the equity investment’s carrying value and its fair value may be recognized as a reduction to noninterest income in the Consolidated Statements of Income.
Equity investments recorded in accordance with ASC 323-10 are initially recorded at cost based on the Company’s percentage ownership in the investee. Subsequently, the carrying amount of the investment is adjusted to reflect the recognition of the Company’s proportionate share of income or loss of the investee based on the investee’s earnings for the reporting period, recorded on a one-quarter lag.
The Company assesses its equity method investments for impairment using ASC 323-10 guidance. The qualitative assessment to determine whether impairment exists requires the use of the Company’s judgment. If, after completing the qualitative assessment, the Company concludes an equity method investment is impaired, a loss for the difference between the equity investment’s carrying value and its fair value may be recognized in the Consolidated Statements of Income. After an impairment charge is recorded, the new cost basis cannot be subsequently written up to a higher value as a result of increases in fair value.
For additional detail regarding equity securities, see Note 6.

Loans and leases
Loans and leases held for investment are recorded at amortized cost, net of allowance for credit losses. Amortized cost is the amount at which a financial asset is originated or acquired, adjusted for the amortization of premium and discount, net deferred fees or costs, collection of cash, and write-offs. Interest income on loans is recognized using the level yield method. Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans using a level yield method over the period to maturity.
Past Due and Nonaccrual Loans
Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments. Past due loans 90 days or more that remain in accrual status are considered well secured and in the process of collection.
Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of the Company, collection is doubtful, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on the Company’s assessment of the ultimate collectability of principal and interest. Loans are returned to accrual status when the Company assesses that the borrower has the ability to make all principal and interest payments in accordance with the terms of the loan (i.e. a consistent repayment record, generally six consecutive payments, has been demonstrated).
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
The CARES Act which was signed into law on March 27, 2020 allows financial institutions to exclude eligible loan modifications from TDR reporting. The Consolidated Appropriations Act, 2021 modified the CARES Act to extend the TDR reporting relief period. Under the CARES Act, as amended, eligible modifications must be related to the COVID-19 pandemic, executed on a loan that was not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the national emergency or January 1, 2022.
In addition, certain regulatory agencies have issued guidance during the year stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may also exclude eligible loan modifications from TDR reporting. For COVID-19 related loan modifications which met the criteria under either the CARES Act, as amended, or the interagency guidance, the Company has elected to account for and report eligible modifications under this guidance.
For additional detail regarding past due and nonaccrual loans, see Note 8.
Allowance for Credit Losses - Loans and Leases
The Company establishes its allowance in accordance with guidance provided in ASC 326, Financial Instruments - Credit Losses. The allowance for credit losses includes quantitative and qualitative factors that comprise the Company's current estimate of expected credit losses, including the Company's portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to qualitative adjustment factors, prepayment speeds and reasonable and supportable forecasts about future economic conditions.
The Company's portfolio segments, established based on similar risk characteristics and loss behaviors, are:
•Commercial and industrial - real estate secured, commercial and industrial - non-real estate secured, owner-occupied commercial, commercial mortgages, construction and commercial small business leases (collectively, commercial loans), and
•Residential, equity secured lines and loans, installment loans, unsecured lines of credit, originated education loans and previously acquired education loans (collectively, retail loans).

Expected credit losses are net of expected recoveries and estimated over the contractual term, adjusted for expected prepayments. The contractual term excludes any extensions, renewals and modifications unless the Company has reasonable expectations at the reporting date that it will result in a troubled debt restructuring (TDR) or they are not unconditionally cancellable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Expected prepayments are based on historical experience and considers adjustments for current and future economic conditions.
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
The Company uses a single scenario third-party economic forecast to adjust the calculated historical loss rates of the portfolio segments to incorporate the effects of current and future economic conditions. The Company's economic forecast considers the general health of the economy, the interest rate environment, real estate pricing and market risk. The Company's forecast extends out 6 quarters (the forecast period) and reverts to the historical loss rates on a straight-line basis over 4 quarters (the reversion period) as it believes this to be reasonable and supportable in the current environment. The economic forecast and reversion periods will be evaluated periodically by the Company and updated as appropriate.
The historical loss rates for commercial loans are estimated by determining the probability of default (PD) and expected loss given default (LGD) and are applied to the loans' exposure at default. The probability of default is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for retail loans is calculated based on average net loss rates over the same look-back period. The current look-back period is 40 quarters which ensures historical loss rates are adequately considering losses within a full credit cycle.
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
The amount of the potential credit loss is measured using any of the following three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the fair value of collateral, if the loan is collateral dependent; or (iii) the loan’s observable market price. If the measured fair value of the loan is less than the amortized cost basis of the loan, an allowance for credit loss is recorded.
For collateral dependent loans, the expected credit losses at the individual asset level is the difference between the collateral's fair value (less cost to sell) and the amortized cost.
Qualitative adjustment factors consider various internal and external conditions which are allocated among loan segments and take into consideration:
•Current underwriting policies, staff and portfolio concentrations,
•Risk rating accuracy, credit and administration,
•Internal risk emergence (including internal trends of delinquency, and criticized loans by segment),
•Economic forecasts and conditions - locally and nationally (including market trends impacting collateral values), which is separate from or in addition to the third party economic forecast described above, and
•Competitive environment, as it could impact loan structure and underwriting.
These factors are based on their relative standing compared to the period in which historical losses are used in quantitative reserve estimates and current directional trends, and reasonable and supportable forecasts. Qualitative factors in the model can add to or subtract from quantitative reserves.
The Company's loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review the Company's loan ratings and allowance for credit losses and the Bank's internal loan review department performs recurring loan reviews.
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
For additional detail regarding unfunded lending commitments, see Note 18.
Allowance for Loan and Lease Losses (Prior to the Company's Adoption of CECL)
For periods prior to the adoption of CECL, the Company maintain an allowance for loan and lease losses (allowance) which represents our best estimate of probable losses within our loan portfolio. As losses are realized, they are charged to the allowance. We establish our allowance in accordance with guidance provided in ASC 450, Contingencies, ASC 310, and the SEC’s Staff Accounting Bulletin 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB 102). The allowance includes two primary components: (i) an allowance established on loans collectively evaluated for impairment (general allowance), and (ii) an allowance established on loans individually evaluated for impairment (specific allowance). In addition, we also maintain an allowance for acquired loans as necessary.
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
Qualitative adjustment factors consider various internal and external conditions which are allocated among loan segments and take into consideration:
•Current underwriting policies, staff and portfolio mix,
•Internal trends of delinquency, nonaccrual and criticized loans by segment,
•Risk rating accuracy, control and regulatory assessments/environment,
•General economic conditions - locally and nationally,
•Market trends impacting collateral values, and
•Competitive environment, as it could impact loan structure and underwriting.
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
Loans Held for Sale
Mortgage loans held for sale are recorded at fair value on a loan level basis, using pricing information obtained from secondary markets and brokers and applied to loans with similar interest rates and maturities.
Other loans held for sale are carried at the lower of amortized cost or estimated fair value. The estimated fair value is based on pricing information from secondary markets and brokers, when available, or a discounted cash flow analysis when market information is unavailable.
Other Real Estate Owned
Upon initial receipt, other real estate owned (OREO) is recorded at the estimated fair value less costs to sell. Costs subsequently incurred to improve the assets are capitalized, provided that the resultant carrying value does not exceed the estimated fair value less costs to sell. Costs related to holding or disposing of the assets are charged to expense as incurred. The Company periodically evaluates OREO for impairment and write-down the value of the asset when declines in fair value below the carrying value are identified. Loan workout and OREO expenses include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to the estimated fair values less costs to sell.
For additional detail regarding other real estate owned, see Note 8.
Premises, Equipment and Software
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the terms of the related lease or effective useful lives of the assets, whichever is less. In general, computer equipment, furniture and equipment and building renovations are depreciated over three, five and ten years, respectively. Software, which includes purchased or externally hosted software is recorded in Other assets and is amortized on a straight-line basis over the lesser of the contract term or estimated useful life of the software.
Maintenance and repairs are expensed as incurred, while costs of major replacements, improvements and additions are capitalized.
Premises and equipment acquired in business combinations are initially recorded at fair value and subsequently carried at cost less accumulated depreciation and amortization. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell.
For additional detail regarding premises and equipment, see Note 9.

Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with ASC 805, Business Combinations and ASC 350, Intangibles-Goodwill and Other. Accounting for goodwill and other intangible assets requires the Company to make significant judgments, for goodwill particularly, with respect to estimating the fair value of each reporting unit. The estimates utilize historical data, cash flows, and market and industry data specific to each reporting unit as well as projected data. Industry and market data are used to develop material assumptions such as transaction multiples, required rates of return, control premiums, long-term growth rates, and capitalization.
Goodwill is not amortized, rather it is subject to periodic impairment testing. The Company reviews goodwill for impairment annually on October 1 and more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. Other intangible assets with finite lives are amortized over their estimated useful lives. The Company reviews other intangible assets with finite lives for impairment if events and circumstances indicate that the carrying value may not be recoverable. For additional information regarding goodwill and intangible assets, see Note 11.
Leases
The Company accounts for its leases in accordance with ASC 842 - Leases. Most leases are recognized on the balance sheet by recording a right-of-use asset and lease liability for each lease. The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments. The right-of-use asset is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.
As a lessee, the Company enters into operating leases for certain bank branches, office space, and office equipment. The right-of-use assets and lease liabilities are initially recognized based on the net present value of the remaining lease payments which include renewal options where the Company is reasonably certain they will be exercised. The net present value is determined using the incremental collateralized borrowing rate at commencement date. The right-of-use asset is measured at the amount of the lease liability adjusted for any prepaid rent, lease incentives and initial direct costs incurred. The right-of-use asset and lease liability is amortized over the individual lease terms. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
As a lessor, the Company provides direct financing to customers through the Company's equipment and small-business leasing business. Direct financing leases are recorded at the aggregate of minimum lease payments net of unamortized deferred lease origination fees and costs and unearned income. Interest income on direct financing leases is recognized over the term of the lease. Origination fees and costs are deferred, and the net amount is amortized to interest income over the estimated life of the lease. For additional information regarding leases, see Note 10.
Derivative Financial Instruments
The Company accounts for derivatives in accordance with ASC 815, Derivatives and Hedging. Derivatives are recognized as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recorded to earnings or accumulated other comprehensive income, as appropriate. At the inception of a derivative contract, the Company designates the derivative as a hedging or non-hedging instrument. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. For fair value hedges, changes to the fair value are recorded in earnings, while for cash flow hedges, fair value changes are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. The ineffective portion of a hedge’s change in fair value is recognized in earnings immediately. For derivatives not designated as hedges, adjustments to fair value are recorded through earnings. For additional detail regarding derivatives, see Note 20.
Income Taxes
The provision for income taxes includes federal, state and local income taxes currently payable and those deferred due to temporary differences between the financial statement basis and tax basis of assets and liabilities. Income taxes are accounted for in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. It prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.

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
Securities Sold Under Agreements to Repurchase
The Company enters into sales of securities under agreements to repurchase which are treated as financings, with the obligation to repurchase securities sold reflected as a liability in the Consolidated Statements of Financial Condition. The securities underlying the agreements are assets. For additional detail regarding the securities sold under agreements to repurchase, see Note 13.
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
While the CARES Act provided an option to defer implementation of the CECL methodology, the Company adopted this guidance on January 1, 2020, using the modified retrospective approach for financial assets recorded at amortized cost with the exception of purchase credit deteriorated (PCD) assets, which were previously classified as purchase credit impaired (PCI) accounted for under ASC 310-30, adopted using the prospective approach. The cumulative effect of the adoption resulted in a $30.4 million decrease to the beginning balance of retained earnings as of January 1, 2020. Results and disclosures for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. For further details on the impact of the adoption, accounting policies, elections, and practical expedients applied, see Summary of Significant Accounting Policies and CECL disclosures throughout the Notes to the Consolidated Financial Statements.

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
ASU No. 2018-13, Fair Value Measurement Disclosure Framework: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework, which amended ASC 820 - Fair Value Measurement. The new guidance modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements for fair value measurements. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption is required on either a prospective or retrospective basis, depending on the amendment. The Company adopted this standard on January 1, 2020. See Note 19 for changes to financial statement disclosures resulting from the adoption of this standard.
ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plans-General (Topic 715): In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plans-General (Topic 715) which applies to all employers that provide defined benefit pension or other postretirement benefit plans for their employees. The new guidance modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements to financial statement users. The guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. Use of the retrospective method is required. The Company early adopted this standard on January 1, 2020. See Note 15 for changes to financial statement disclosures resulting from the adoption of this standard.
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
Accounting Guidance Pending Adoption at December 31, 2020
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
ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope: In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The new guidance expands and clarifies the scope of ASU No. 2020-04 to include derivatives affected by changes in interest rates used for margining, discounting, or contract price alignment, commonly referred to as the “discounting transaction”. Derivatives impacted by the discounting transaction will be eligible for certain optional expedients and exceptions related to contract modifications and hedge accounting as defined in Topic 848. The guidance is effective upon issuance through December 31, 2022 and there was no impact to the Company at the time the guidance became effective. The Company will apply this guidance to any derivatives affected by the discounting transition due to reference rate reform.

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
The acquisition of Beneficial was accounted for as a business combination using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and consideration transferred were recorded at their estimated fair values as of the acquisition date. The excess of consideration transferred over the fair value of net assets acquired was recorded as goodwill, which is not amortizable nor deductible for tax purposes. The Company allocated the total balance of goodwill to its WSFS Bank segment. The remeasurement period expired on February 29, 2020, and the Company does not expect any further material adjustments impacting the identified intangibles and goodwill. During the year ended December 31, 2020, there were no remeasurement period adjustments made to the fair values of assets acquired and liabilities assumed. The following table summarizes the consideration transferred and the fair values of identifiable assets acquired and liabilities assumed:

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

As a result of the merger, the Company developed a comprehensive integration plan under which it has incurred direct costs, which were expensed as incurred. These direct costs include costs related to: (i) terminated contracts, (ii) consolidated facilities (including lease termination expenses), (iii) severance, (iv) marketing, and (v) professional and legal fees. Costs related to the acquisition and restructuring are included in the Corporate Development and Restructuring expense line items, respectively, on the Consolidated Statements of Income.

During the fourth quarter of 2018, WSFS announced a retail banking office optimization plan that included the consolidation of fourteen Beneficial and eleven WSFS Bank banking offices. Most of the consolidations and rebranding of the remaining Beneficial banking offices were completed during the conversion, which occurred during the third quarter of 2019. As of December 31, 2020, there were six retail locations remaining to complete the optimization plan. Costs related to this plan are included in the Corporate Development and Restructuring expense line items on the Consolidated Statements of Income. Additionally, during the second quarter of 2019, WSFS completed the sale of five legacy Beneficial retail banking offices in New Jersey to the Bank of Princeton, a New Jersey-based financial institution, at a deposit premium of 7.37%.

4. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2020	2019	2018
Bailment fees	$14,615	$26,256	$27,767
Interchange fees	17,747	22,975	14,982
Other card and ATM fees	2,652	1,152	1,088
Total credit/debit card and ATM income	$35,014	$50,383	$43,837
Credit/debit card and ATM income is composed of bailment fees, interchange fees, and other card and ATM fees are earned from bailment arrangements with customers. Bailment arrangements are legal relationships in which property is delivered to another party without a transfer of ownership. The party who transferred the property (the bailor) retains ownership interest of the property. In the event that the bailee files for bankruptcy protection, the property is not included in the bailee's assets. The bailee pays an agreed-upon fee for the use of the bailor's property in exchange for the bailor allowing use of the assets at the bailee's site. Bailment fees are earned from cash that is made available for customers' use at an offsite location, such as cash located in an ATM at a customer's place of business. These fees are typically indexed to a market interest rate. This revenue stream generates fee income through monthly billing for bailment services. Bailment fees decreased in 2020 as compared to 2019 due to the lower interest rate environment.
Credit/debit card and ATM income also includes interchange fees. Interchange fees are paid by a merchant's bank to a bank that issued a debit or credit card used in a transaction to compensate the issuing bank for the value and benefit the merchant receives from accepting electronic payments. These revenue streams generate fee income at the time a transaction occurs and are recorded as revenue at the time of the transaction. Interchange fees decreased in 2020 as compared to 2019 as a result of the Durbin Amendment impacting the Company beginning on July 1, 2020.
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2020	2019	2018
Trust fees	$33,288	$27,383	$23,386
Wealth management and advisory fees	15,691	15,067	16,216
Total investment management and fiduciary income	$48,979	$42,450	$39,602
Investment management and fiduciary income is composed of trust, wealth management and advisory fees. Trust fees are based on revenue earned from custody, escrow and trustee services on structured finance transactions; indenture trustee, administrative agent and collateral agent services to institutions and corporations; commercial domicile and independent director services; and investment and trustee services to families and individuals across the U.S. Most fees are flat fees, except for a portion of personal and corporate trustee fees where the Company earns a percentage on the assets under management (AUM). This revenue stream primarily generates fee income through monthly, quarterly and annual billings for services provided. Trust fees increased in 2020 as compared to 2019 primarily due to increased institutional trust activity.
Wealth management and advisory fees consists of fees from West Capital, Cypress, Powdermill® and WSFS Wealth Investments. Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage. The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through quarterly and annual billing for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Twelve Months Ended December 31,
(Dollars in thousands)	2020	2019	2018
Service fees	$12,725	$12,420	$10,526
Return and overdraft fees	6,819	9,911	7,676
Other deposit service fees	455	641	569
Total deposit service charges	$19,999	$22,972	$18,771
Deposit service charges includes revenue earned from core deposit products, certificates of deposit, and brokered deposits. The Company generates fee revenues from deposit service charges primarily through service charges and overdraft fees. Service charges consist primarily of monthly account maintenance fees, cash management fees, foreign ATM fees and other maintenance fees. All of these revenue streams generate fee income through service charges for monthly account maintenance and similar items, transfer fees, late fees, overlimit fees, and stop payment fees. Revenue is recorded at the time of the transaction. Return and overdraft fees declined in 2020 due to elevated deposits from customers who received PPP loans, government stimulus impact and lower customer spending.
Other income
The following table presents the components of other income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2020	2019	2018
Managed service fees	$15,448	$14,152	$12,113
Currency preparation	3,854	3,195	3,575
ATM loss protection	2,401	2,551	2,394
Miscellaneous products and services	7,442	10,021	8,773
Total other income	$29,145	$29,919	$26,855
Other income consists of managed service fees, which are primarily courier fees related to cash management, currency preparation, ATM loss protection and other miscellaneous products and services offered by the Bank. These fees are primarily generated through monthly billings or at the time of the transaction. Miscellaneous products and services was higher in 2019, as compared to 2020 and 2018, primarily due to a non-recurring transfer of client accounts to a departing Wealth investment advisor in accordance with the buy-out provisions of the advisor's contract.
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
See Note 22 for further information about the disaggregation of noninterest income by segment.

5. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share data)	2020	2019	2018
Numerator:
Net income attributable to WSFS	$114,774	$148,809	$134,743
Denominator:
Weighted average basic shares	50,510	49,298	31,570
Dilutive potential common shares	37	256	597
Weighted average fully diluted shares	50,547	49,554	32,167
Earnings per share:
Basic	$2.27	$3.02	$4.27
Diluted	$2.27	$3.00	$4.19
Outstanding common stock equivalents having no dilutive effect	12	1	18

Basic earnings per share is calculated by dividing Net income attributable to WSFS by the weighted-average number of basic shares outstanding. Diluted earnings per share is calculated by dividing Net income attributable to WSFS by the weighted-average fully diluted shares outstanding, using the treasury stock method. Fully diluted shares include the adjustment for the dilutive effect of common stock awards, which include outstanding stock options and unvested restricted stock units from the 2013 Incentive Plan and the 2018 Incentive Plan.

6. INVESTMENT SECURITIES
The following tables detail the amortized cost, allowance for credit losses and the estimated fair value of the Company's investments in available-for-sale and held-to-maturity debt securities. None of the Company's investments in debt securities are classified as trading.

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
CMO	$461,819	$9,949	$443	$—	$471,325
FNMA MBS	1,544,105	55,747	882	—	1,598,970
FHLMC MBS	190,856	12,142	105	—	202,893
GNMA MBS	22,716	1,046	—	—	23,762
GSE agency notes	230,769	1,987	649	—	232,107
	$2,450,265	$80,871	$2,079	$—	$2,529,057
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$111,246	$4,678	$—	$6	$115,918
Foreign bonds	501	2	—	—	503
	$111,747	$4,680	$—	$6	$116,421
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at amortized cost basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized gains of $0.4 million at December 31, 2020, which are offset in Accumulated other comprehensive income. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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

The scheduled maturities of the Company's available-for-sale and held-to-maturity investments at December 31, 2020 and December 31, 2019 are presented in the table below:

	Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2020 (1)
Within one year	$—	$—
After one year but within five years	37,852	39,985
After five years but within ten years	239,845	251,874
After ten years	2,172,568	2,237,198
	$2,450,265	$2,529,057
December 31, 2019 (1)
Within one year	$—	$—
After one year but within five years	22,136	22,207
After five years but within ten years	194,197	194,376
After ten years	1,693,150	1,728,331
	$1,909,483	$1,944,914

	Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2020 (1)
Within one year	$1,144	$1,154
After one year but within five years	972	990
After five years but within ten years	35,967	37,317
After ten years	73,664	76,960
	$111,747	$116,421
December 31, 2019 (1)
Within one year	$2,649	$2,653
After one year but within five years	4,239	4,270
After five years but within ten years	35,288	35,967
After ten years	91,425	93,735
	$133,601	$136,625
(1)Actual maturities could differ from contractual maturities.

MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 2.7 years at December 31, 2020.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $1.3 billion and $1.1 billion were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of December 31, 2020 and 2019, respectively.
During the year ended December 31, 2020, the Company sold $305.8 million of debt securities categorized as available-for-sale, resulting in $9.1 million of realized gains and no realized losses. During the year ended December 31, 2019, the Company sold $618.2 million of debt securities categorized as available-for-sale, of which $578.8 million was related to the acquisition of Beneficial. The remaining $39.8 million resulted in realized gains of $0.3 million and no realized losses. During the year ended December 31, 2018, the Company sold $7.0 million of investment securities categorized as available-for-sale, resulting in realized gains of less than $0.1 million and no realized losses.
As of December 31, 2020, and December 31, 2019, the Company's debt securities portfolio had remaining unamortized premiums of $60.4 million and $15.1 million, respectively, and unaccreted discounts of $2.6 million and $4.1 million, respectively.

For debt securities in an unrealized loss position and an allowance has not been recorded, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at December 31, 2020.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
CMO	$183,983	$443	$—	$—	$183,983	$443
FNMA MBS	289,338	879	4,355	3	293,693	882
FHLMC MBS	5,191	105	—	—	5,191	105
GSE agency notes	101,016	649	—	—	101,016	649
	$579,528	$2,076	$4,355	$3	$583,883	$2,079
For debt securities in an unrealized loss position, the table below shows the Company's gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at December 31, 2019.

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
At December 31, 2020, available-for-sale debt securities for which the amortized cost basis exceeded fair value totaled $583.9 million. Total unrealized losses on these securities were $2.1 million at December 31, 2020. The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of December 31, 2020.
At December 31, 2020, held-to-maturity debt securities had an amortized cost basis of $111.7 million. The held-to-maturity debt security portfolio primarily consists of highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings.
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2020, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$110,959	$501
Not rated	287	—
Ending balance	$111,246	$501

As a result of the adoption of ASC 326 on January 1, 2020, the Company reviewed its held-to-maturity debt securities for potential credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the year ended December 31, 2020:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
Allowance for credit losses:
Beginning balance	$—	$—
Impact of adoption ASC 326	8	—
Provision for credit losses	(2)	—
Charge-offs, net	—	—
Ending balance	$6	$—
Accrued interest receivable of $1.1 million as of December 31, 2020 for held-to-maturity debt securities was excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of December 31, 2020.

Equity Investments
The following tables detail the amortized cost, and the estimated fair value of the Company's equity investments, which are included in Other investments in the audited Consolidated Statements of Financial Condition.

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Equity Investments
Visa Class B shares(1)	$618	$185	$—	$803
Other equity investments(2)	10,384	—	1,646	8,738
	$11,002	$185	$1,646	$9,541

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Equity Investments
Visa Class B shares(1)	$15,716	$45,565	$—	$61,281
Other equity investments(2)	8,140	625	—	8,765
	$23,856	$46,190	$—	$70,046
(1)The Company recorded a net realized gain on sale of Visa Class B shares of $22.1 million and $3.8 million during the years ended December 31, 2020 and 2018, respectively. There were no such sales in 2019. These gains are recorded in Realized gain on sale of equity investment in the Consolidated Statements of Income. The Company recorded unrealized gains on its remaining investment in Visa Class B shares of $3.0 million, $25.6 million, and $20.7 million during the years ended December 31, 2020, 2019, and 2018, respectively, which is recorded in Unrealized gain on equity investment, net in the Consolidated Statements of Income.
(2)As of December 31, 2020 and 2019, the fair value balance of the investment in Spring EQ was $4.2 million and $3.4 million, respectively. The Company recorded an impairment loss of $2.3 million in the investment in Spring EQ during the first quarter of 2020, which is recorded in Unrealized gain on equity investment, net in the Consolidated Statements of Income. There were no impairment losses recorded on the Company's equity investments during the year ended December 31, 2019. During the second quarter of 2020, the Company amended its agreement with Spring EQ in an exchange for additional equity interest. The additional equity interest in Spring EQ was valued at $2.4 million.

7. LOANS
The following table shows the Company's loan portfolio by category:

	December 31,
(Dollars in thousands)	2020	2019
Commercial and industrial(1)	$2,700,418	$2,046,798
Owner-occupied commercial	1,332,727	1,296,466
Commercial mortgages	2,086,062	2,222,976
Construction	716,275	581,082
Commercial small business leases	248,885	188,630
Residential(2)	774,455	1,016,500
Consumer(3)	1,165,917	1,128,731
	9,024,739	8,481,183
Less:
Deferred fees, net(4)	—	9,143
Allowance for credit losses	228,804	47,576
Net loans and leases	$8,795,935	$8,424,464
(1)Includes PPP loans of $751.2 million at December 31, 2020
(2)Includes reverse mortgages, at fair value of $10.1 million and $16.6 million at December 31, 2020 and 2019, respectively.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
(4)At December 31, 2020, deferred fees, net are included in portfolio segment totals to present the amortized cost basis in accordance with the adoption of CECL. At December 31, 2019, deferred fees, net are excluded from portfolio segment totals to present the unpaid principal balance under the incurred loss methodology.
Accrued interest receivable on loans outstanding was $37.6 million and $31.5 million at December 31, 2020 and 2019, respectively.

8. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following table provides the activity of the Company's allowance for credit losses and loan and lease balances for the year ended December 31, 2020 under the CECL model in accordance with ASC 326 (as adopted on January 1, 2020). During 2020, the increase to the allowance for credit losses was primarily due to the Company's initial adoption of CECL, acute deterioration in the economic forecast used in its CECL models related to the impact of COVID-19 pandemic and enhanced loan reviews which resulted in risk migration that occurred during the year in several specific portfolios, mainly in the accommodation and food service industries.

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Year Ended December 31, 2020
Allowance for credit losses
Beginning balance, prior to adoption of ASC 326	$22,849	$4,616	$7,452	$3,891	$1,381	$7,387	$47,576
Impact of adopting ASC 326(4)	19,747	(1,472)	1,662	681	7,522	7,715	35,855
Charge-offs	(10,388)	(336)	(104)	—	(229)	(2,464)	(13,521)
Recoveries	4,255	142	158	36	230	893	5,714
Provision (credit)	114,412	6,665	21,903	7,582	(2,011)	4,629	153,180
Ending balance	$150,875	$9,615	$31,071	$12,190	$6,893	$18,160	$228,804
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1	$—	$13	$—	$—	$—	$14
Loans evaluated on a collective basis	150,874	9,615	31,058	12,190	6,893	18,160	228,790
Ending balance	$150,875	$9,615	$31,071	$12,190	$6,893	$18,160	$228,804
Period-end loan balances:
Loans evaluated on an individual basis	$14,048	$6,496	$20,309	$79	$5,921	$2,371	$49,224
Loans evaluated on a collective basis	2,935,255	1,326,231	2,065,753	716,196	758,472	1,163,546	8,965,453
Ending balance	$2,949,303	$1,332,727	$2,086,062	$716,275	$764,393	$1,165,917	$9,014,677
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $10.1 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4)The impact of adopting ASC 326 includes $0.1 million for the initial allowance on loans purchased with credit deterioration.

The following tables provide the activity of the allowance for loan and lease losses and loan and lease balances for the years ended December 31, 2019 and 2018 under the incurred loss model:

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
(2)Period-end loan balance excludes reverse mortgages at fair value of $16.6 million as of December 31, 2019 and $16.5 million as of December 31, 2018.
(3)The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans which are considered to be impaired loans of $14.3 million as of December 31, 2019 and $15.0 million as of December 31, 2018.
(4)Ending loan balances do not include net deferred fees.

The following table shows nonaccrual and past due loans presented at amortized cost at the date indicated under the CECL model:

	December 31, 2020
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$7,313	$3,652	$10,965	$2,924,522	$13,816	$2,949,303
Owner-occupied commercial	3,120	892	4,012	1,323,355	5,360	1,332,727
Commercial mortgages	5,944	1,090	7,034	2,061,853	17,175	2,086,062
Construction	371	—	371	715,904	—	716,275
Residential(3)	3,049	25	3,074	758,072	3,247	764,393
Consumer(4)	8,355	11,035	19,390	1,144,217	2,310	1,165,917
Total(4)	$28,152	$16,694	$44,846	$8,927,923	$41,908	$9,014,677
% of Total Loans	0.31%	0.19%	0.50%	99.04%	0.46%	100.00%
(1)Nonaccrual loans with an allowance totaled $13 thousand.
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances excludes reverse mortgages at fair value of $10.1 million.
(4)Includes $18.2 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

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
(4)Balances in table above includes $3.2 billion in acquired non-impaired loans.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at December 31, 2020 under the CECL model:

	December 31, 2020
(Dollars in thousands)	Property	Equipment and other
Commercial and industrial(1)	$10,646	$3,170
Owner-occupied commercial	5,360	—
Commercial mortgages	17,175	—
Construction	—	—
Residential(2)	3,247	—
Consumer(3)	2,294	16
Total	$38,722	$3,186
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
Interest income of $0.8 million was recognized on individually reviewed loans during 2020. Interest income of $0.8 million was recognized on impaired loans during 2019.
As of December 31, 2020, there were 27 residential loans and 23 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $1.9 million and $12.8 million, respectively. As of December 31, 2019, there were 33 residential loans and 29 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $3.2 million and $9.5 million, respectively. Loan workout and OREO expenses recognized were $3.2 million in 2020, $2.7 million in 2019, and $1.5 million in 2018. Loan workout and OREO expenses are included in Loan workout and other credit costs on the Consolidated Statement of Income.

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of December 31, 2020 under the CECL model.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass(2)	$1,250,528	$448,704	$296,594	$157,359	$97,036	$125,361	$6,182	$136,110	$2,517,874
Special mention	3,040	26,470	28,636	8,482	2,577	16,993	—	34,403	120,601
Substandard or Lower	82,868	60,227	57,880	50,446	15,151	35,150	63	9,043	310,828
	$1,336,436	$535,401	$383,110	$216,287	$114,764	$177,504	$6,245	$179,556	$2,949,303
Owner-occupied commercial:
Risk Rating
Pass	$220,165	$225,766	$90,515	$135,903	$123,897	$271,086	$—	$123,194	$1,190,526
Special mention	1,525	5,885	1,838	17,578	4,125	1,997	—	14,467	47,415
Substandard or Lower	3,703	13,426	15,272	19,883	11,581	19,331	—	11,590	94,786
	$225,393	$245,077	$107,625	$173,364	$139,603	$292,414	$—	$149,251	$1,332,727
Commercial mortgages:
Risk Rating
Pass	$379,592	$283,004	$240,924	$257,809	$254,780	$375,473	$—	$148,210	$1,939,792
Special mention	8,324	1,774	21,762	21,269	1,274	6,507	—	1,870	62,780
Substandard or Lower	26,343	25,402	2,253	1,950	3,242	24,300	—	—	83,490
	$414,259	$310,180	$264,939	$281,028	$259,296	$406,280	$—	$150,080	$2,086,062
Construction:
Risk Rating
Pass	$189,257	$214,956	$208,981	$11,414	$7,414	$3,645	$—	$66,018	$701,685
Special mention	—	—	—	3,515	—	—	—	—	3,515
Substandard or Lower	—	8,648	—	—	—	79	—	2,348	11,075
	$189,257	$223,604	$208,981	$14,929	$7,414	$3,724	$—	$68,366	$716,275
Residential(3):
Risk Rating
Performing	$42,475	$26,309	$71,410	$85,277	$149,643	$383,358	$—	$—	$758,472
Nonperforming(4)	113	—	—	—	283	5,525	—	—	5,921
	$42,588	$26,309	$71,410	$85,277	$149,926	$388,883	$—	$—	$764,393
Consumer(5):
Risk Rating
Performing	$235,948	$134,064	$251,087	$63,713	$44,700	$53,717	$371,842	$8,287	$1,163,358
Nonperforming(6)	—	—	636	232	—	—	1,396	295	2,559
	$235,948	$134,064	$251,723	$63,945	$44,700	$53,717	$373,238	$8,582	$1,165,917
(1)Includes commercial small business leases.
(2)Includes $751.2 million of PPP loans
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

Commercial Credit Exposure

	December 31, 2019
	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Total Commercial (2)
(Dollars in thousands)					Amount	%
Risk Rating:
Special mention	$12,287	$—	$40,478	$—	$52,765
Substandard:
Accrual	78,809	32,679	23,017	—	134,505
Nonaccrual	9,852	4,037	1,626	—	15,515
Doubtful	1,179	23	—	—	1,202
Total Special Mention and Substandard	102,127	36,739	65,121	—	203,987	3%
Acquired impaired	1,564	6,757	8,670	491	17,482	—%
Pass	2,131,737	1,252,970	2,149,185	580,591	6,114,483	97%
Total	$2,235,428	$1,296,466	$2,222,976	$581,082	$6,335,952	100%
(1)Includes commercial small business leases.
(2)Includes $2.2 billion of acquired non-impaired loans at December 31, 2019.
Residential Credit Exposure

	Residential (2)	Consumer	Total Retail(3)
	December 31, 2019	December 31, 2019	December 31, 2019
(Dollars in thousands)			Amount	Percent
Nonperforming (1)	$12,858	$7,374	$20,232	1%
Acquired impaired loans	7,326	2,127	9,453	—%
Performing	979,695	1,119,230	2,098,925	99%
Total	$999,879	$1,128,731	$2,128,610	100%
(1)Includes $14.0 million as of December 31, 2019 of troubled debt restructured mortgages and home equity installment loans that are performing in accordance with the loans modified terms and are accruing interest.
(2)Residential performing loans excludes $16.6 million of reverse mortgages at fair value as of December 31, 2019.
(3)Total includes acquired non-impaired loans of $1.1 billion at December 31, 2019.

Troubled Debt Restructurings (TDR)
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Performing TDRs	$15,539	$14,281
Nonperforming TDRs	4,601	5,896
Total TDRs	$20,140	$20,177
Less than $0.1 million and $0.6 million in related reserves have been established for these loans at December 31, 2020 and December 31, 2019, respectively.

The following tables present information regarding the types of loan modifications made and the balances of loans modified as TDRs during the years ended December 31, 2020 and 2019:

	December 31, 2020					December 31, 2019
	Contractual payment reduction	Maturity date extension	Discharged in bankruptcy	Other (1)	Total	Contractual payment reduction	Maturity date extension	Discharged in bankruptcy	Other (1)	Total
Commercial	1	—	—	—	1	—	1	—	2	3
Owner-occupied commercial	3	—	—	—	3	—	—	—	2	2
Commercial mortgages	—	1	—	—	1	3	—	—	1	4
Construction	—	—	—	—	—	—	—	—	—	—
Residential	—	—	6	4	10	4	—	3	3	10
Consumer	—	—	12	7	19	5	3	8	5	21
	4	1	18	11	34	12	4	11	13	40
(1)Other includes interest rate reduction, forbearance, and interest only payments.

	Year Ended December 31,
(Dollars in thousands)	2020		2019
	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$1	$1	$1,134	$1,134
Owner-occupied commercial	1,192	1,192	1,367	1,367
Commercial mortgages	93	93	1,136	1,136
Construction	—	—	—	—
Residential	1,396	1,396	1,231	1,231
Consumer	1,714	1,714	2,046	2,046
	$4,396	$4,396	$6,914	$6,914
The TDRs set forth in the table above resulted in a $0.5 million decrease in the Company's allowance for credit losses, and resulted in no additional charge-offs during the year ended December 31, 2020. For the year ended December 31, 2019, the TDRs set forth in the table above resulted in a $0.2 million decrease in the Company's allowance for credit losses and no additional charge-offs.
For the year ended December 31, 2020, no TDRs defaulted that had received troubled debt modification during the past twelve months, compared with four TDRs with a total loan amount of $0.3 million during the year ended December 31, 2019.

9. PREMISES AND EQUIPMENT
The following table shows the components of premises and equipment, at cost, summarized by major classifications:

	December 31,
(Dollars in thousands)	2020	2019
Land	$20,209	$20,209
Buildings	35,343	34,637
Leasehold improvements	63,365	62,523
Furniture and equipment	67,336	64,445
	186,253	181,814
Less: Accumulated depreciation	89,697	77,349
	$96,556	$104,465
The Company recognized depreciation expense of $14.3 million, $15.0 million and $8.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

10. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.

Lessee

The Company's ongoing leases have remaining lease terms of less than 1 year to 42 years, which includes renewal options that are exercised at its discretion. The Company's lease terms to calculate the lease liability and right-of-use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right-of-use asset is included in Other liabilities and Other assets, respectively, in the Consolidated Statement of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the Consolidated Statement of Income. The Company accounts for lease components separately from nonlease components and subleases certain real estate to third parties.

The components of the Company's ongoing operating lease cost under ASC 842, Leases (as adopted on January 1, 2019) were as follows:

	Twelve months ended
(Dollars in thousands)	December 31, 2020	December 31, 2019
Operating lease cost (1)	$18,690	$19,574
Sublease income	(372)	(486)
Net lease cost	$18,318	$19,088
(1)Includes variable lease cost and short-term lease cost.

Rent expense under ASC 840, Leases was $12.9 million in 2018.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Assets
Right-of-use assets	$150,985	$166,221
Total assets	$150,985	$166,221

Liabilities
Lease liabilities	$166,451	$181,814
Total liabilities	$166,451	$181,814

Lease term and discount rate
Weighted average remaining lease term (in years)
Operating leases	19.36	19.06
Weighted average discount rate
Operating leases	4.26%	4.17%

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	December 31, 2020
2021	$17,013
2022	16,976
2023	17,093
2024	15,919
2025	15,920
After 2025	180,219
Total lease payments	263,140
Less: Interest	(96,689)
Present value of lease liabilities	$166,451

Supplemental cash flow information related to leases was as follows:

	Twelve months ended
(Dollars in thousands)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,452	$17,606
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	—	61,693

Lessor Equipment Leasing

The Company provides equipment and small business lease financing through its leasing subsidiary, NewLane Finance®, acquired from its Beneficial acquisition. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and fees on loans and leases on the Consolidated Statements of Income. The allowance for credit losses on finance leases are included within Provision for credit losses on the Consolidated Statements of Income.

The components of direct finance lease income are summarized in the table below:

	Twelve months ended
(Dollars in thousands)	December 31, 2020	December 31, 2019
Direct financing leases:
Interest income on lease receivable	$15,805	$9,032
Interest income on deferred fees and costs	433	427
Total direct financing lease income	$16,238	$9,459

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Lease receivables	$281,601	$217,076
Unearned income	(36,669)	(28,446)
Deferred fees and costs	3,953	1,962
Net investment in direct financing leases	$248,885	$190,592

Future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	December 31, 2020
2021	$90,032
2022	74,821
2023	57,434
2024	38,983
2025	18,005
After 2025	2,326
Total lease payments	$281,601

11. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.
Goodwill
The Company performs its annual impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the year ended December 31, 2020, the Company included considerations of the current economic environment caused by COVID-19 in its evaluation, and determined that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment exists during the year ended December 31, 2020.

The following table shows the allocation of goodwill to the Company's reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth Management	Consolidated Company
December 31, 2018	$145,808	$20,199	$166,007
Goodwill from business combinations	309,486	—	309,486
Remeasurement period adjustments	(2,665)	—	(2,665)
December 31, 2019	452,629	20,199	472,828
Goodwill adjustments	—	—	—
December 31, 2020	$452,629	$20,199	$472,828

Other intangible assets
ASC 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
December 31, 2020
Core deposits	$95,711	$(22,727)	$72,984	10 years
Customer relationships	15,281	(6,600)	8,681	7-15 years
Non-compete agreements	221	(190)	31	5 years
Loan servicing rights	5,302	(2,440)	2,862	10-25 years
Total other intangible assets	$116,515	$(31,957)	$84,558
December 31, 2019
Core deposits	$95,711	$(13,326)	$82,385	10 years
Customer relationships	17,561	(7,416)	10,145	7-15 years
Non-compete agreements	221	(146)	75	5 years
Loan servicing rights	4,880	(1,568)	3,312	10-25 years
Total other intangible assets	$118,373	$(22,456)	$95,917

The Company recognized amortization expense on other intangible assets of $10.9 million, $9.7 million and $2.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following presents the estimated amortization expense of intangibles:

(Dollars in thousands)	Amortization of Intangibles
2021	$9,973
2022	11,152
2023	10,955
2024	10,708
2025	11,019
Thereafter	30,751
Total	$84,558

Servicing Assets
The Company records mortgage servicing rights on its mortgage loan servicing portfolio, which includes mortgages that it acquires or originates as well as mortgages that it services for others, and servicing rights on Small Business Administration (SBA) loans. Mortgage servicing rights and SBA loan servicing rights are included are in Intangible assets in the accompanying Consolidated Statements of Financial Condition. Mortgage loans which the Company services for others are not included in Loans and leases, net of allowance in the accompanying Consolidated Statements of Financial Condition. Servicing rights represent the present value of the future net servicing fees from servicing mortgage loans the Company acquires or originates, or that it services for others. The value of the Company's mortgage servicing rights was $0.6 million and $1.2 million at December 31, 2020 and 2019, respectively, and the value of its SBA loan servicing rights was $2.3 million and $2.1 million at December 31, 2020 and 2019, respectively. Changes in the value of these servicing rights resulted in impairment of $0.2 million and $0.7 million during 2020 and 2019, respectively. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage Banking Activities, Net in the Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan fee income, in the Consolidated Statements of Income.

Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of December 31, 2020 or 2019. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.

12. DEPOSITS

The following table is a summary of the Company's deposits by category:

	December 31,
(Dollars in thousands)	2020	2019
Noninterest-bearing:
Noninterest-bearing demand	$3,415,021	$2,189,573
Total noninterest-bearing	$3,415,021	$2,189,573
Interest-bearing:
Interest-bearing demand	$2,635,740	$2,129,725
Savings	1,774,332	1,563,000
Money market	2,654,439	2,100,188
Customer time deposits	1,158,845	1,356,610
Brokered deposits	218,287	247,761
Total interest-bearing	$8,441,643	$7,397,284
Total deposits	$11,856,664	$9,586,857
The following table is a summary of the remaining time to maturity for customer time deposits:

	December 31,
(Dollars in thousands)	2020	2019
Certificates of deposit (not jumbo):
Less than one year	$468,729	$497,148
One year to two years	116,541	140,943
Two years to three years	51,477	36,814
Three years to four years	28,105	39,352
Over four years	9,545	23,192
Total certificates of deposit (not jumbo)	$674,397	$737,449
Jumbo certificates of deposit (1)
Less than one year	$349,396	$431,242
One year to two years	66,030	110,851
Two years to three years	35,830	16,590
Three years to four years	30,682	31,584
Over four years	2,510	28,894
Total jumbo certificates of deposit	$484,448	$619,161
Total certificates of deposit	$1,158,845	$1,356,610
(1)Represents certificates of deposit balances in excess of $0.1 million from individuals, businesses and municipalities.
The following table is a summary of interest expense on deposits by category:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Interest-bearing demand	$4,229	$8,794	$4,523
Money market	9,423	18,169	9,854
Savings	3,518	7,053	1,030
Time deposits	18,699	19,642	8,591
Total customer interest expense	$35,869	$53,658	$23,998
Brokered deposits	3,393	6,417	5,070
Total interest expense on deposits	$39,262	$60,075	$29,068

13. BORROWED FUNDS
The following is a summary of borrowed funds by type, at or for the twelve months ended:

(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
December 31, 2020
Federal funds purchased	$—	—%	$174,725	$34,974	1.35%
FHLB advances	6,623	2.63	119,971	88,011	2.22
Trust preferred borrowings	67,011	1.97	67,011	67,011	2.61
Senior debt	246,617	3.79	246,617	108,420	4.61
Other borrowed funds	20,390	0.10	23,673	18,854	0.10
December 31, 2019
Federal funds purchased	$195,000	1.62%	$200,000	$135,720	2.19%
FHLB advances	112,675	2.20	635,830	226,728	2.43
Trust preferred borrowings	67,011	3.62	67,011	67,011	4.14
Senior debt	98,605	4.78	98,605	98,492	4.79
Other borrowed funds	15,997	0.10	55,400	29,786	0.30
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
During 2020 and 2019, the Company purchased federal funds as a short-term funding source. The Company had no securities sold under agreements to repurchase at December 31, 2020 and December 31, 2019.
Federal Home Loan Bank Advances
Advances from the FHLB matured in January 2021, with an interest rate of 2.60%.
Pursuant to collateral agreements with the FHLB, advances are secured by qualifying loan collateral, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, the Company is required to purchase and hold shares of capital stock in the FHLB and was in compliance with this requirement with a stock investment in FHLB of $5.8 million at December 31, 2020 and $21.1 million at December 31, 2019. This stock is carried on the accompanying Consolidated Statements of Financial Condition at cost, which approximates liquidation value.
The Company received dividends on its stock investment in FHLB of $0.5 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively. For additional information regarding FHLB Stock, see Note 19.
Trust Preferred Borrowings
In 2005, the Company issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are callable and have a maturity date of June 1, 2035.

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
On December 3, 2020, the Company issued $150.0 million of 2020 senior notes. The 2020 senior notes mature on December 15, 2030 and have a fixed coupon rate of 2.75% from issuance until December 15, 2025 and a variable coupon rate equal to the three-month term SOFR, reset quarterly, plus 2.485% from December 15, 2025 until maturity. The 2020 senior notes may be redeemed beginning December 15, 2025 at 100% of principal plus accrued and unpaid interest. The remaining net proceeds from the issuance of the 2020 senior notes are being used for general corporate purposes, including, but not limited to, financing organic growth, acquisitions, repurchases of common stock, and redemption of outstanding indebtedness.
Other Borrowed Funds
Included in other borrowed funds are collateralized borrowings of $20.4 million and $16.0 million at December 31, 2020 and 2019, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities.
Borrower in Custody
The Company had $347.1 million and $429.0 million of loans and securities pledged to the Federal Reserve of Philadelphia (FRB) at December 31, 2020 and December 31, 2019, respectively. The Company did not borrow funds from the FRB during 2020 or 2019.

14. STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
Savings associations such as the Bank are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements could result in certain actions by regulators that could have a material effect on the Company’s Consolidated Financial Statements. Risk-based capital requirements applicable to bank holding companies and depository institutions include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a minimum Tier 1 capital ratio of 6.00% of risk-weighted assets, and a current minimum total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets.
As of December 31, 2020 and 2019, the Bank was in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well capitalized” as defined in the regulations.
The following table presents the capital position of the Bank and the Company as of December 31, 2020 and 2019:

	Consolidated Bank Capital		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
December 31, 2020
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$1,412,290	13.76%	$821,012	8.00%	$1,026,265	10.00%
WSFS Financial Corporation	1,415,780	13.76	823,355	8.00	1,029,194	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	1,283,022	12.50	615,759	6.00	821,012	8.00
WSFS Financial Corporation	1,286,150	12.50	617,517	6.00	823,355	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	1,283,022	12.50	461,819	4.50	667,073	6.50
WSFS Financial Corporation	1,221,150	11.87	463,137	4.50	668,976	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,283,022	9.74	526,803	4.00	658,503	5.00
WSFS Financial Corporation	1,286,150	9.76	527,192	4.00	658,990	5.00

December 31, 2019
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$1,414,791	14.01%	$807,877	8.00%	$1,009,846	10.00%
WSFS Financial Corporation	1,394,666	13.78	809,730	8.00	1,012,162	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	1,365,186	13.52	605,908	6.00	807,877	8.00
WSFS Financial Corporation	1,345,061	13.29	607,297	6.00	809,730	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	1,365,186	13.52	454,431	4.50	656,400	6.50
WSFS Financial Corporation	1,280,061	12.65	455,473	4.50	657,906	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,365,186	11.72	466,003	4.00	582,504	5.00
WSFS Financial Corporation	1,345,061	11.54	466,088	4.00	582,610	5.00

The Holding Company
As of December 31, 2020, the Company's capital structure includes one class of stock, $0.01 par common stock outstanding with each share having equal voting rights.
In 2005, the Trust, the Company's unconsolidated subsidiary, issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The par value of these securities is $2.0 million and the aggregate principal is $67.0 million. The proceeds from the issue were invested in Junior Subordinated Debentures issued by the Company. These securities are treated as borrowings with interest included in Interest on trust preferred borrowings on the Consolidated Statements of Income and included in Trust preferred borrowings in the Consolidated Statements of Financial Condition. At December 31, 2020, the coupon rate of the Trust securities was 2.00%. The effective rate will vary due to fluctuations in interest rates.
When infused into the Bank, the Trust preferred borrowings issued in 2005 qualify as Tier 1 capital. The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be under-capitalized within the meaning of the Prompt Corrective Action regulations.
At December 31, 2020, $244.9 million in cash remains at the holding company to support the parent company’s needs.

Pursuant to federal laws and regulations, the Company's ability to engage in transactions with affiliated corporations, including the loan of funds to, or guarantee of the indebtedness of, an affiliate, is limited.
During the year ended December 31, 2020, the Company repurchased 3,950,855 common shares at an average price of $39.21 per share as part of its share buy-back program approved by the Board of Directors. The program is consistent with the Company's intent to return a minimum of 25% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of regulatory minimums, and in the case of the Bank, the “well-capitalized” benchmarks.

15. ASSOCIATE BENEFIT PLANS
Associate 401(k) Savings Plan
Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and the Company's common stock. Generally, the principal and related earnings are tax deferred until withdrawn. The Company matches a portion of the Associates’ contributions. As a result, the Company's total cash contributions to the plan on behalf of its Associates resulted in an expense of $6.6 million, $5.8 million, and $3.8 million for 2020, 2019, and 2018, respectively.
All contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 100% is invested in target-date fund that corresponds with the participant’s age. Associates may generally make transfers to various other investment vehicles within the plan. The plan’s yearly activity includes net sales of 14,000, 9,000 and 51,000 shares of the Company's common stock in 2020, 2019 and 2018 respectively. There were no purchases in 2020, 2019 or 2018.
Postretirement Medical Benefits
The Company shares certain costs of providing health and life insurance benefits to eligible retired Associates (employees) and their eligible dependents. Previously, all Associates were eligible for these benefits if they reached normal retirement age while working for the Company. Effective March 31, 2014, the Company changed the eligibility of this plan to include only those Associates who have achieved ten years of service with the Company as of March 31, 2014. The Company began to use the mortality table issued by the office of the Actuary of the U.S. Bureau of Census in its calculation.
The Company accounts for its obligations under the provisions of ASC 715, Compensation - Retirement Benefits (ASC 715). ASC 715 requires that the Company recognized the costs of these benefits over an Associate's active working career. Amortization of unrecognized net gains or losses resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost over the remaining service period of active employees to the extent that such gains and losses exceed 10% of the accumulated postretirement benefit obligation, as of the beginning of the year. The Company recognizes its service cost in Salaries, benefits and other compensation and the other components of net periodic benefit cost in Other operating expenses in the Consolidated Statements of Income.
ASC 715 requires that the Company recognizes the funded status of its defined benefit postretirement plan in the statement of financial condition, with a corresponding adjustment to accumulated other comprehensive (loss) income, net of tax. The adjustment to accumulated other comprehensive (loss) income at adoption represented the net unrecognized actuarial losses and unrecognized transition obligation remaining from the initial adoption of ASC 715, all of which were previously netted against the plan’s funded status in the statement of financial condition pursuant to the provisions of ASC 715. These amounts will be subsequently recognized as net periodic pension costs pursuant to the Company's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods, and are not recognized as net periodic pension cost in the same periods, will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of ASC 715.

The following disclosures relating to postretirement medical benefits were measured at December 31:

(Dollars in thousands)	2020	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$2,170	$1,893	$1,990
Service cost	61	54	60
Interest cost	67	78	70
Actuarial loss (gain)	80	229	(143)
Benefits paid	(90)	(84)	(84)
Benefit obligation at end of year	$2,288	$2,170	$1,893
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	90	84	84
Benefits paid	(90)	(84)	(84)
Fair value of plan assets at end of year	$—	$—	$—
Unfunded status	$(2,288)	$(2,170)	$(1,893)
Amounts recognized in accumulated other comprehensive income(1):
Net prior service credit	$435	$511	$587
Net gain	376	491	783
Net amount recognized	$811	$1,002	$1,370
Components of net periodic benefit cost:
Service cost	$61	$54	$60
Interest cost	67	78	70
Amortization of prior service cost	(76)	(76)	(76)
Net gain recognition	(36)	(63)	(45)
Net periodic benefit cost	$16	$(7)	$9
Assumption used to determine net periodic benefit cost:
Discount rate	3.20%	4.20%	3.60%
Assumption used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	2.40%	3.10%	4.20%
(1)Before tax effects
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)
During 2021	$55
During 2022	57
During 2023	60
During 2024	65
During 2025	71
During 2026 through 2030	425
$733
The Company assumes medical benefits will increase at an average rate of less than 10% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2020, this annual premium cap amounted to $3,843 per retiree. The Company estimates that it will contribute approximately $3,997 per retiree to the plan during fiscal 2021.

Alliance Associate Pension Plan
During the fourth quarter of 2015, the Company completed the acquisition of Alliance. At the time of the acquisition the Company assumed the Alliance pension plan offered to current Alliance associates.
During the fourth quarter of 2018, the Company notified the Alliance pension plan participants, the Internal Revenue Service (IRS), and the Pension Benefit Guaranty Corporation (PBGC) of its intention to terminate the plan and received IRS and PBGC approval in the first quarter of 2020. The Company completed the termination and contributed $0.5 million to the plan to settle the obligation during the three months ended June 30, 2020.
The following disclosures relating to Alliance pension benefits were measured at:

(Dollars in thousands)	June 30, 2020	December 31, 2019	December 31, 2018
Change in benefit obligation:
Benefit obligation at beginning of year	$6,893	$6,289	$7,853
Interest cost	105	253	279
Settlements	(7,272)	(282)	(1,142)
Disbursements	—	(231)	(271)
Actuarial loss (gain)	274	864	(430)
Benefit obligation at end of period	$—	$6,893	$6,289
Change in plan assets:
Fair value of plan assets at beginning of year	$7,431	$6,533	$8,378
Actual return on plan assets	(159)	1,435	(393)
Settlements	(7,272)	(273)	(1,146)
Benefits paid	—	(231)	(271)
Administrative expenses	—	(33)	(35)
Fair value of plan assets at end of period	$—	$7,431	$6,533
Funded status	$—	$538	$244
Amounts recognized in accumulated other comprehensive income(1):
Net (loss) gain	$—	$(279)	$(413)
Components of net periodic benefit cost:
Service cost	$17	$40	$40
Interest cost	105	253	279
Expected return on plan assets	(196)	(471)	(596)
Settlements	—	16	(24)
Plan settlement loss	1,431	—	—
Net gain recognition	—	—	413
Net periodic benefit cost	$1,357	$(162)	$112
(1)Before tax effects

Beneficial Associate Pension and other postretirement benefit plans
On March 1, 2019, the Company closed the acquisition of Beneficial. At the time of acquisition, the Company assumed the pension plan covering certain eligible Beneficial Associates. The plan was frozen in 2008.
The following disclosures relating to Beneficial pension benefits and other postretirement benefit plans were measured at December 31, 2020:

	2020		2019
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of year	$102,878	$20,263	$—	$—
Acquired in business combinations	—	—	91,568	19,504
Service cost	—	48	—	76
Interest cost	2,910	475	2,851	588
Plan participants' contributions	—	35	—	34
Amendments	—	(202)	—	—
Actuarial gain (loss)	11,499	(520)	12,020	1,035
Benefits paid	(5,004)	(797)	(3,561)	(974)
Benefit obligation at end of year	$112,283	$19,302	$102,878	$20,263
Change in plan assets:
Fair value of plan assets at beginning of year	$100,388	$—	$—	$—
Acquired in business combinations	—	—	90,814	—
Actual return on Plan Assets	15,985	—	13,350	—
Employer contribution	340	762	293	940
Participants' contributions	—	35	—	34
Benefits paid	(5,004)	(797)	(3,561)	(974)
Administrative expenses	(580)	—	(508)	—
Fair value of plan assets at end of year	$111,129	$—	$100,388	$—
Unfunded status	$(1,154)	$(19,302)	$(2,490)	$(20,263)
Amounts recognized in accumulated other comprehensive income(1):
Net loss	$6,635	$517	$(4,174)	$(1,035)
Components of net periodic benefit cost:
Service cost	$—	$48	$—	$76
Interest cost	2,910	475	2,851	588
Expected return on plan assets	(6,363)	—	(4,829)	—
Net (gain) loss recognition	4	(205)	—	—
Net periodic benefit cost	$(3,449)	$318	$(1,978)	$664
(1)Before tax effects

Significant assumptions used to calculate the net periodic benefit cost and obligation for Beneficial postretirement plans as of December 31, 2020 are as follows:

Consolidated Pension Plan	2020	2019
Discount rate for net periodic benefit cost	2.91%	4.14%
Expected return on plan assets	6.50%	6.50%
Discount rate for disclosure obligations	3.25%	3.25%
Beneficial Bank Other Postretirement
Discount rate for net periodic benefit cost	3.12%	4.10%
Discount rate for disclosure obligations	2.31%	3.19%
FMS Other Postretirement
Discount rate for net periodic benefit cost	2.61%	3.60%
Discount rate for disclosure obligations	1.49%	2.60%
Split-Dollar Plan
Discount rate for net periodic benefit cost	2.57%	3.54%
Discount rate for disclosure obligations	1.45%	2.55%
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
During 2021	$4,694	$1,099
During 2022	4,918	1,103
During 2023	5,488	1,129
During 2024	6,123	1,120
During 2025	5,078	1,145
During 2026 through 2030	28,445	5,516
	$54,746	$11,112

The fair values and weighted average asset allocations in plan assets of all pension and postretirement plan assets at December 31, 2020 and 2019 by asset category are as follows:

	Category Used for Fair Value Measurement
	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Percent
Assets:
Mutual Funds:
Large cap	$5,827	$—	$—	$5,827	5.2%
Mid cap	69	—	—	69	0.1
Small cap	61	—	—	61	0.1
International	10,249	—	—	10,249	9.2
Global Managed Volatility	8,970	—	—	8,970	8.1
U.S. Managed Volatility	3,363	—	—	3,363	3.0
Fixed Income	73,071	—	—	73,071	65.8
U.S. Government Agencies	9,345	—	—	9,345	8.4
Accrued Income	174	—	—	174	0.1
Total	$111,129	$—	$—	$111,129	100.0%

	Category Used for Fair Value Measurement
	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Percent
Assets:
Mutual Funds:
Large cap	$4,532	$—	$—	$4,532	4.5%
Mid cap	67	—	—	67	0.1
Small cap	63	—	—	63	0.1
International	7,902	—	—	7,902	7.9
Global Managed Volatility	6,955	—	—	6,955	6.9
U.S. Managed Volatility	2,611	—	—	2,611	2.6
Fixed Income	62,924	—	—	62,924	62.7
U.S. Government Agencies	15,166	—	—	15,166	15.1
Accrued Income	168	—	—	168	0.1
Total	$100,388	$—	$—	$100,388	100.0%

As of December 31, 2020, pension and postretirement plan assets were comprised of investments in equity and fixed income mutual funds. The Bank’s consolidated pension plan investment policy provides that assets are to be managed over a long-term investment horizon to ensure that the chances and duration of investment losses are carefully weighed against the long-term potential for asset appreciation. The primary objective of managing a plan’s assets is to improve the plan’s funded status. A secondary financial objective is, where possible, to minimize pension expense volatility. The Company’s pension plan allocates assets based on the plan’s funded status to risk management and return enhancement asset classes. The risk management class is comprised of a long duration fixed income fund while the return enhancement class consists of equity and other fixed income funds. Asset allocation ranges are generally 40% to 80% for risk management and 20% to 60% for return enhancement when the funded status is less than 110%, and 50% to 90% in risk management and 10% to 50% for return enhancement when the funded status reaches 110%, subject to the discretion of the Company. Also, a small portion is maintained in cash reserves when appropriate.
The Company has four additional plans which are no longer being provided to current Associates: (1) a Supplemental Pension Plan with a corresponding liability of $0.5 million and $0.6 million for December 31, 2020 and 2019 respectively; (2) an Early Retirement Window Plan with a corresponding liability of $0.1 million for both December 31, 2020 and 2019; (3) a Supplemental Executive Retirement Plan with a corresponding liability of $1.4 million for both December 31, 2020 and 2019, and; (4) a Post-Retirement Medical Plan with a corresponding liability of $0.1 million for both December 31, 2020 and 2019.

16. INCOME TAXES
The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The Company's income tax provision consists of the following:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Current income taxes:
Federal taxes	$57,716	$31,401	$26,164
State and local taxes	6,768	7,977	6,513
Deferred income taxes:
Federal taxes	(32,962)	5,987	3,455
State and local taxes	114	1,087	(77)
Total	$31,636	$46,452	$36,055
Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$48,050	$9,991
Purchase accounting adjustments—loans	18,084	32,333
Reserves and other accruals	17,115	14,663
Investments	2,045	2,323
Derivatives	5,009	182
Employee benefit plans	2,504	3,581
Lease liabilities	34,955	38,181
Other (1)	821	633
Total deferred tax assets	$128,583	$101,887
Deferred tax liabilities:
Unrealized gains on available-for-sale securities	$(18,997)	$(8,651)
Unrealized gains on equity investments	—	(10,031)
Accelerated depreciation	(4,233)	(1,745)
Other (2)	(1,278)	(841)
Right of use assets	(31,707)	(34,907)
Deferred loan costs	(783)	(2,843)
Intangibles	(22,373)	(24,625)
Total deferred tax liabilities	(79,371)	(83,643)
Net deferred tax asset	$49,212	$18,244
(1)Other deferred tax assets includes deferred gains, net operating losses, and reverse mortgages.
(2)Other deferred tax liabilities includes derivatives and reverse mortgages.
Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. In 2020, such items consisted primarily of $19.0 million of unrealized gains on certain investments in debt and equity securities accounted for under ASC 320 along with $1.6 million of unrealized losses related to postretirement benefit obligations accounted for under ASC 715 and $5.0 million of unrealized losses on derivatives accounted for under ASC 815. In 2019, they consisted primarily of $8.7 million of unrealized losses on certain investments in debt and equity securities along with $1.2 million of unrealized gains related to postretirement benefit obligations and $0.2 million of unrealized losses on derivatives.

Based on the Company's history of prior earnings and its expectations of the future, it is anticipated that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $49.2 million at December 31, 2020.
As a result of the acquisition of Beneficial on March 1, 2019, the Company recorded a net deferred tax asset (DTA) of $18.9 million. The Company expects to utilize all tax attributes acquired from Beneficial so no valuation allowance has been recorded against the DTA.
Pursuant to accounting guidance, The Company is not required to provide deferred taxes on Beneficial’s tax loan loss reserve as of December 31, 1987. As of December 31, 2020, Beneficial had unrecognized deferred income taxes of approximately $1.7 million with respect to this reserve. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Bank’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.
A reconciliation showing the differences between the Company's effective tax rate and the U.S. Federal statutory tax rate is as follows:

	Year ended December 31,
Year Ended December 31,	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	3.7	3.5	3.1
Adjustment to net deferred tax asset for enacted changes in tax laws and rates	(1.2)	—	(0.5)
Tax-exempt interest	(0.7)	(0.6)	(0.8)
Bank-owned life insurance income	(0.2)	(0.1)	—
Excess tax benefits from share-based compensation	—	(1.0)	(1.8)
Nondeductible acquisition costs	—	0.2	0.4
Federal tax credits, net of amortization	(0.8)	(0.2)	(0.1)
Nondeductible compensation	—	0.9	—
Other	—	0.2	(0.2)
Effective tax rate	21.8%	23.9%	21.1%
As a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company recorded less than $0.1 million of income tax expense in 2020, compared to $2.0 million and $3.5 million of income tax benefits in 2019 and 2018, respectively, related to excess tax benefits from stock compensation. This accounting standard will result in volatility to future effective tax rates.
The Company has $0.6 million of remaining Federal NOLs. Such NOLs expire beginning in 2030 and, due to Internal Revenue Service (IRS) limitations, $0.1 million are being utilized each year. Accordingly, the Company fully expects to utilize all of these NOLs. The Company has no state NOLs.
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
There were no unrecognized tax benefits as of December 31, 2020. The Company records interest and penalties on potential income tax deficiencies as income tax expense. Federal tax years 2017 through 2020 remain subject to examination as of December 31, 2020, while tax years 2016 through 2020 remain subject to examination by state taxing jurisdictions. No federal or state income tax return examinations are currently in process. The Company does not expect to record or realize any material unrecognized tax benefits during 2021.

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
On March 27, 2020, the CARES Act was enacted, and Section 2303(b) of this act provides the Company with an opportunity to carry back net operating losses (NOLs) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has such NOLs reflected on its balance sheet as a portion of its current tax receivables, which were previously valued at the federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. Consequently, effective December 31, 2020, the Company has revalued the benefit from its NOLs to reflect a 35% tax rate, which resulted in the recognition of an additional $1.7 million income tax benefit and deferred tax asset on the Company's Consolidated Statements of Financial Condition.
The amortization of the low-income housing credit investments has been reflected as income tax expense of $3.3 million for the year ended December 31, 2020, compared to $3.0 million and $1.9 million for the years ended December 31, 2019 and December 31, 2018, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2020 were $2.9 million, $3.3 million and $0.9 million respectively. The carrying value of the investment in affordable housing credits is $26.6 million December 31, 2020, compared to $25.8 million December 31, 2019.

17. STOCK-BASED COMPENSATION
The Company's stock incentive plans provide for the granting of stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units (RSUs), and other stock based awards or cash incentives that are consistent with the purpose of the incentive plans and interests of the Company. Upon stockholder approval in 2018, the 2013 Incentive Plan (2013 Plan) was replaced by the 2018 Incentive Plan (2018 Plan). However, outstanding awards under the 2013 Plan remain in effect in accordance with their original terms. The 2018 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2018 Plan is 1,500,000, of which 504,931 shares were available for future grants at December 31, 2020. Generally, all time-based awards become fully vested and outstanding stock options and stock appreciation rights become exercisable immediately in the event of a change in control, as defined in the plans.
Total stock-based compensation expense recognized was $3.1 million ($2.5 million after tax) for 2020, $4.5 million ($3.4 million after tax) for 2019, and $2.6 million ($2.0 million after tax) for 2018. As part of the expense calculation, the Company has elected to recognize forfeitures as they occur. Stock-based compensation expense related to awards granted to Associates is recorded in Salaries, benefits and other compensation; expense related to awards granted to directors is recorded in Other operating expense in the Company's Consolidated Statements of Income.
Stock Options
Stock options are granted with an exercise price not less than the fair market value of the Company's common stock on the date of the grant. All stock options granted during 2020, 2019, and 2018 vest in 25% per annum increments, start to become exercisable in April of the year following the year of grant, and expire between five and seven years from the grant date. New shares are issued upon the exercise of options.
The Company determines the grant date fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are subjective. Significant assumptions used to determine 2020, 2019, and 2018 grant date fair value included expected term, which was derived from historical exercise patterns and represents the amount of time that stock options granted are expected to be outstanding; volatility, measured using the fluctuation in month end closing stock prices over a period which corresponds with the average expected option life; a weighted-average risk-free rate of return (zero coupon treasury yield); and a dividend yield indicative of the Company's current dividend rate. The assumptions used to determine the grant date fair value for options issued during 2020, 2019, and 2018 are presented below:

	2020	2019	2018
Expected term (in years)	5.5	5.5	5.3
Volatility	25.0%	23.6%	23.0%
Weighted-average risk-free interest rate	1.06%	2.50%	2.69%
Dividend yield	1.39%	1.02%	0.74%

A summary of option activity as of December 31, 2020, and changes during the year the ended December 31, 2020, is presented below:

	2020
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Stock Options:
Outstanding at beginning of year	430,736	$34.33	3.16	$4,550
Plus: Granted	150,326	34.93
Less: Exercised	(115,819)	24.79
Forfeited	(15,482)	39.84
Outstanding at end of year	449,761	36.80	4.16	3,910
Nonvested at end of year	242,158	38.66	2.70	1,507
Exercisable at end of year	207,603	34.62	2.30	2,313
The weighted-average fair value of options granted was $7.19 in 2020, $10.26 in 2019 and $11.62 in 2018. The aggregate intrinsic value of options exercised was $1.8 million in 2020, $12.3 million in 2019, and $20.6 million in 2018.

The following table summarizes the non-vested stock option activity during the year the ended December 31, 2020:

	2020
	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Stock Options:
Nonvested at beginning of period	140,076	$43.91	$10.53
Plus: Granted	150,326	34.93	7.19
Less: Vested	(48,244)	42.32	10.27
Forfeited	—	—	—
Nonvested at end of period	242,158	38.66	8.51
The total amount of unrecognized compensation cost related to non-vested stock options as of December 31, 2020 was $1.4 million. The weighted-average period over which the expense is expected to be recognized is 2.70 years. During 2020, the Company recognized $0.6 million of compensation expense related to these awards.
Restricted Stock Units
RSUs are granted at no cost to the recipient and generally vest over a four year period. All outstanding awards granted to senior executives vest over no less than a four year period. The 2013 and 2018 Plans allow for awards with vesting periods less than four years, subject to Board approval. The fair value of RSUs is equal to the fair value of the common stock on the date of grant. The expense related to RSUs granted to Associates is recognized in Salaries, benefits and other compensation and granted to directors in Other operating expense on an accrual basis over the requisite service period for the entire award. When restricted stock is awarded to individuals from whom the Company may not receive services in the future, the expense is recognized when the award is granted, instead of amortizing the expense over the vesting period of the award.
The weighted-average fair value of RSUs granted was $37.52 in 2020, $43.28 in 2019, and $48.38 in 2018. The total amount of compensation cost to be recognized relating to nonvested restricted stock units as of December 31, 2020 was $6.7 million. The weighted-average period over which the cost is expected to be recognized is 2.8 years. During 2020, the Company recognized $2.5 million of compensation cost related to these awards. The following table summarizes the Company’s RSUs and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2019	122,660	$44.24
Plus: Granted	154,689	37.52
Less: Vested	(64,173)	43.53
Forfeited	(3,569)	38.67
Balance at December 31, 2020	209,607	39.66
The total fair value of RSUs that vested was $1.9 million in 2020, $1.5 million in 2019, and $1.6 million in 2018.
Integration Performance RSU Plan: In February 2019, the Board of Directors approved the Integration Performance RSU Plan (“the Integration Plan”), in which certain senior executives were granted awards based on the achievement of three defined goals measuring the success of the integration of Beneficial and execution of the Company's strategic goals over the five-year period ending 2023. The Plan provides for a three-year performance achievement period beginning in 2021 and ending in 2023. If any or all of a portion of RSU’s vest prior to 2023, there will be an additional time-based vesting requirement though the end of 2023. The Performance RSUs were granted on February 28, 2019, and the Company accrues expense for this Plan based on the estimated probability of achievement of the three defined performance goals.
Beneficial Acquisition Success Plan: On December 10, 2020, the Board of Directors approved the Beneficial Acquisition Success Plan (the “Success Plan”), which is designed to recognize and reward the Company’s achievement of certain key measures of near-term success related to Beneficial and the efforts of the Company’s senior leaders and the value of such success to the Company’s longer term performance. The key measures of success related to Beneficial include acquisition economics, one-time acquisition costs, banking location integration and optimization, customer deposit retention, and cost synergies. Awards under the Success Plan have been awarded as RSUs vesting in equal annual installments over three years. The Company granted 66,703 RSUs under the Success Plan on December 10, 2020.
Awards from both the Integration Plan and the Success Plan will be issued under the Company’s 2018 Incentive Plan.

18. COMMITMENTS AND CONTINGENCIES
Data Processing and Network Operations
The Company has entered into contracts to manage its network operations, data processing and other related services. The projected amounts of future minimum payments contractually due are as follows:

(Dollars in thousands)
Year	Amount
2021	$9,262
2022	9,623
2023	6,169
2024	2,757
2025	2,107
Legal Proceedings
In the ordinary course of business, the Company is subject to legal actions that involve claims for monetary relief. See Note 25 for additional information.

Financial Instruments With Off-Balance Sheet Risk
In the ordinary course of business, the Company is a party to financial instruments with off-balance sheet risk, primarily to meet the financing needs of its customers. To varying degrees, these financial instruments involve elements of credit risk that are not recognized in the Consolidated Statements of Financial Condition.
Exposure to loss for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company generally requires collateral to support such financial instruments in excess of the contractual amount of those instruments and use the same credit policies in making commitments as it does for on-balance sheet instruments.
The following represents a summary of off-balance sheet financial instruments at year-end:

	December 31,
(Dollars in thousands)	2020	2019
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$406,639	$360,981
Commercial mortgage loan commitments	100,729	106,626
Commercial loan commitments	1,083,512	919,353
Commercial owner-occupied commitments	70,155	57,144
Commercial standby letters of credit	95,897	148,131
Residential mortgage loan commitments	2,842	5,317
Consumer loan commitments	591,856	506,544
Total	$2,351,630	$2,104,096
At December 31, 2020, the Company had total commitments to extend credit of $2.4 billion. Commitments for consumer lines of credit were $591.9 million of which, $521.1 million were secured by real estate. Residential mortgage loan commitments generally have closing dates within a one month period but can be extended to six months. Not reflected in the table above are commitments to sell residential mortgages of $91.9 million and $60.0 million at December 31, 2020 and 2019, respectively.
Commitments provide for financing on predetermined terms as long as the customer continues to meet specific criteria. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company evaluates each customer’s creditworthiness and obtain collateral based on its credit evaluation of the counterparty.

Indemnifications from Secondary Market Loan Sales
Given the current interest rate environment and the Company's overall asset and liability management approach, the Company typically sells newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and on a more limited basis, to government sponsored enterprise (GSEs), such as the Federal Home Loan Mortgage Corp (FHLMC), the Federal National Mortgage Association (FNMA), and the FHLB. Loans held for sale are reflected on the Consolidated Statements of Financial Condition at their fair value with changes in the value reflected in the Consolidated Statements of Income. Gains and losses are recognized at the time of sale. The Company periodically retains the servicing rights on residential mortgage loans sold which results in monthly service fee income. Otherwise, the Company sells loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that the Company intends to sell in the secondary market are accounted for as derivatives under ASC 815, Derivatives and Hedging (ASC 815).
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or an agreement to repurchase the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no repurchases for the year ended December 31, 2020 and one repurchase for $0.2 million for the year ended December 31, 2019.

19. FAIR VALUE DISCLOSURES OF FINANCIAL ASSETS AND LIABILITIES
FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
ASC 820-10, Fair Value Measurement (ASC 820-10) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:
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

The following tables present financial instruments carried at fair value as of December 31, 2020 and December 31, 2019 by level in the valuation hierarchy (as described above):

	December 31, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$471,325	$—	$471,325
FNMA MBS	—	1,598,970	—	1,598,970
FHLMC MBS	—	202,893	—	202,893
GNMA MBS	—	23,762	—	23,762
GSE agency notes	—	232,107	—	232,107
Other assets	—	14,448	—	14,448
Total assets measured at fair value on a recurring basis	$—	$2,543,505	$—	$2,543,505
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$8,218	$24,039	$32,257
Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$9,541	$9,541
Other real estate owned	—	—	3,061	3,061
Loans held for sale	—	197,541	—	197,541
Total assets measured at fair value on a nonrecurring basis	$—	$197,541	$12,602	$210,143

	December 31, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$340,230	$—	$340,230
FNMA MBS	—	1,242,453	—	1,242,453
FHLMC MBS	—	328,946	—	328,946
GNMA MBS	—	33,285	—	33,285
Other assets	—	4,884	—	4,884
Total assets measured at fair value on a recurring basis	$—	$1,949,798	$—	$1,949,798
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,918	$—	$3,918
Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$70,046	$70,046
Other real estate owned	—	—	2,605	2,605
Loans held for sale	—	83,872	—	83,872
Total assets measured at fair value on a nonrecurring basis	$—	$83,872	$72,651	$156,523

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
Other investments
Other investments includes equity investments without readily determinable fair values and equity method investments, which are both categorized as Level 3. The Company's equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period and its equity method investments are initially recorded at cost based on the Company’s percentage ownership in the investee, and are adjusted to reflect the recognition of the Company’s proportionate share of income or loss of the investee based on the investee’s earnings.
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
Other liabilities
Other liabilities include the fair value of interest rate products, derivatives on the residential mortgage held for sale loan pipeline and derivative related to the sale of certain Visa Class B common shares. Valuation of interest rate products and risk participation agreements is obtained from an independent pricing service and also from the derivative counterparty. Valuation of the derivative related to the residential mortgage held for sale loan pipeline is based on valuation of the loans held for sale portfolio as described above in Loans held for sale. Valuation of the derivative related to the sale of certain Visa Class B common shares is based on: (i) the agreed upon graduated fee structure; (ii) the length of time until the resolution of the Visa covered litigation; and (iii) the estimated impact of dilution in the conversion ratio of Class B shares resulting from changes in the Visa covered litigation.
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $12.8 million and $8.8 million at December 31, 2020 and December 31, 2019, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

December 31, 2020
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$9,541	Observed market comparable transactions	Period of observed transactions	July 2020
Other real estate owned	$3,061	Fair market value of collateral	Costs to sell	5.0% - 10.0% (10.0%)
Other liabilities	$24,039	Discounted cash flow	Timing of the resolution of the Visa litigation	2.75 - 7.75 years (5.50 years or 4Q 2025)

The book value and estimated fair value of the Company's financial instruments are as follows:

		December 31,
	Fair Value Measurement	2020		2019
(Dollars in thousands)		Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	Level 1	$1,654,735	$1,654,735	$571,752	$571,752
Investment securities, available for sale	Level 2	2,529,057	2,529,057	1,944,914	1,944,914
Investment securities, held to maturity, net	Level 2	111,741	116,421	133,601	136,625
Other investments	Level 3	9,541	9,541	70,046	70,046
Loans, held for sale	Level 2	197,541	197,541	83,872	83,872
Loans and leases, net(1)	Level 3	8,795,935	9,130,003	8,424,464	8,580,015
Stock in FHLB of Pittsburgh	Level 2	5,771	5,771	21,097	21,097
Accrued interest receivable	Level 2	44,335	44,335	38,094	38,094
Other assets	Level 2	14,448	14,448	4,884	4,884
Financial liabilities:
Deposits	Level 2	$11,856,664	$11,868,897	$9,586,857	$9,575,394
Borrowed funds	Level 2	340,641	340,106	489,288	489,561
Standby letters of credit	Level 3	630	630	623	623
Accrued interest payable	Level 2	1,450	1,450	3,103	3,103
Other liabilities	Levels 2, 3	32,257	32,257	3,918	3,918
(1)Includes reverse mortgage loans.
At December 31, 2020 and December 31, 2019 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of December 31, 2020.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives not designated as hedging instruments:
Interest rate products	$61,326	Other assets	$5,369
Interest rate products	61,326	Other liabilities	(5,851)
Risk participation agreements	4,372	Other liabilities	(10)
Interest rate lock commitments with customers	244,037	Other assets	8,496
Interest rate lock commitments with customers	8,413	Other liabilities	(117)
Forward sale commitments	50,705	Other assets	583
Forward sale commitments	258,186	Other liabilities	(2,240)
Financial derivative related to sales of certain Visa Class B shares	113,177	Other liabilities	(24,039)
Total derivatives	$801,542		$(17,809)

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

Derivatives designated as hedging instruments:
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
In April 2020, the Company terminated its three interest rate derivatives that were designated as cash flow hedges for a net gain of $1.3 million. At this point, hedge accounting was discontinued, and the net gain was recognized in accumulated other comprehensive income (loss). Once a cash flow hedge is discontinued, the net gain or loss that remains in accumulated comprehensive income (loss) is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continues to be probable, the $1.3 million net gain will be recognized into earnings on a straight-line basis over each derivative's original contract term. During the next twelve months, the Company estimates that $0.5 million will be reclassified as an increase to interest income. During the year ended December 31, 2020, $0.4 million was reclassified into interest income.
Derivatives not designated as hedging instruments:
Back-to-Back Swap Transactions
The Company entered into agreements with two unrelated financial institutions whereby the Company enters into an interest rate swap transaction with the customer and offsets that transaction with another counterparty. Derivative financial instruments related to back-to-back swaps are recorded at fair value and are not designated as accounting hedges.
Swap Guarantees
The Company entered into agreements with four unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) directly with customers referred to them by the Company. Under the terms of the agreements, those financial institutions have recourse to the Company for any exposure created under each swap transaction, only in the event that the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows the Company to provide access to interest rate swap transactions for its customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives.
At December 31, 2020 and December 31, 2019, there were 234 and 172 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $1.1 billion at December 31, 2020 compared to $941.0 million at December 31, 2019. At December 31, 2020, the swap transactions remaining maturities ranged from under 1 year to 15 years. At December 31, 2020, 231 of these customer swaps were in a paying position to third parties for $81.6 million, with the Company's swap guarantees having a fair value of $12.8 million. At December 31, 2019, 156 of these customer swaps were in a paying position to third parties for $27.4 million, with the Company's swap guarantees having a fair value of $8.8 million. However, for both periods, none of the Company's customers were in default of the swap agreements.
Derivative Financial Instruments from Mortgage Banking Activities
Derivative financial instruments related to mortgage banking activities are recorded at fair value and are not designated as accounting hedges. This includes commitments to originate certain fixed-rate residential mortgage loans to customers, also referred to as interest rate lock commitments. The Company may also enter into forward sale commitments to sell loans to investors at a fixed price at a future date and trade asset-backed securities to mitigate interest rate risk.

Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018.

	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)			Location of (Loss) or Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Twelve Months Ended
Derivatives in Cash Flow Hedging Relationships	2020	2019	2018
Interest Rate Products	$1,560	$1,877	$(56)	Interest income
Total	$1,560	$1,877	$(56)

	Amount of (Loss) or Gain Recognized in Income			Location of (Loss) or Gain Recognized in Income
(Dollars in thousands)	Twelve Months Ended
Derivatives Not Designated as a Hedging Instrument	2020	2019	2018
Interest Rate Lock Commitments	$6,490	$1,399	$(28)	Mortgage banking activities, net
Forward Sale Commitments	(12,226)	(1,359)	(336)	Mortgage banking activities, net
Total	$(5,736)	$40	$(364)
Credit-risk-related Contingent Features
The Company has agreements with certain derivative counterparties that contain a provision under which, if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain derivative counterparties that contain a provision where if it fails to maintain its status as a well-capitalized or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.
The Company has minimum collateral posting thresholds with certain derivative counterparties, and has posted collateral of $7.4 million in securities and $7.4 million in cash against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.
21. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time the Company enters into transactions with related parties, including, but not limited to, its officers and directors. These transactions are made on substantially the same terms and conditions, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to the Company. Any related party loans exceeding $500,000 require review and approval by the Board of Directors. During 2020, there were two loan transactions to an executive officer exceeding $500,000, and these loans were approved by the Board.
The outstanding balances of loans to related parties at December 31, 2020 and 2019 were $0.2 million and $1.0 million, respectively. Total deposits from related parties at December 31, 2020 and 2019 were $8.3 million and $4.9 million, respectively. During 2020, new loans and credit line advances to related parties were $1.7 million and repayments were $0.9 million.

22. SEGMENT INFORMATION
As defined in ASC 280, Segment Reporting, an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company evaluates performance based on pretax net income relative to resources used, and allocate resources based on these results. The accounting policies applicable to the Company's segments are those that apply to its preparation of the accompanying Consolidated Financial Statements. Based on these criteria, the Company has identified three segments: WSFS Bank, Cash Connect®, and Wealth Management.
The WSFS Bank segment provides loans and leases and other financial products to commercial and retail customers. Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS Bank. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Accordingly, these departments are not considered discrete segments and are appropriately aggregated within the WSFS Bank segment.
The Cash Connect® segment provides ATM vault cash, smart safe and other cash logistics services in the U.S. through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide. The balance sheet category Cash in non-owned ATMs includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect®.
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. Cypress, a registered investment adviser is a fee-only wealth management firm managing a "balanced" investment style portfolio focused on preservation of capital and generating current income. The trust division of WSFS, comprised of WSFS Institutional Services® and Christiana Trust DE, provides personal trust and fiduciary services, as well as trustee, agency, bankruptcy administration, custodial and commercial domicile services to corporate and institutional clients. WSFS Wealth® Investments provides financial advisory services along with insurance and brokerage products. WSFS Wealth® Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other wealth management businesses to provide comprehensive solutions to clients.

The following tables show segment results for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31, 2020
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$505,258	$—	$9,147	$514,405
Noninterest income	110,585	40,899	49,541	201,025
Total external customer revenues	615,843	40,899	58,688	715,430
Inter-segment revenues:
Interest income	4,930	851	10,747	16,528
Noninterest income	13,038	835	1,832	15,705
Total inter-segment revenues	17,968	1,686	12,579	32,233
Total revenue	633,811	42,585	71,267	747,663
External customer expenses:
Interest expense	46,428	—	2,022	48,450
Noninterest expenses	310,799	28,421	29,624	368,844
Provision for credit losses	149,453	—	3,727	153,180
Total external customer expenses	506,680	28,421	35,373	570,474
Inter-segment expenses
Interest expense	11,598	1,580	3,350	16,528
Noninterest expenses	2,667	3,340	9,698	15,705
Total inter-segment expenses	14,265	4,920	13,048	32,233
Total expenses	520,945	33,341	48,421	602,707
Income before taxes	$112,866	$9,244	$22,846	$144,956
Income tax provision				31,636
Consolidated net income				113,320
Net loss attributable to noncontrolling interest				(1,454)
Net income attributable to WSFS				$114,774
Supplemental Information
Capital expenditures for the period ended	$6,499	$420	$240	$7,159

	Year Ended December 31, 2019
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$510,492	$—	$10,600	$521,092
Noninterest income	92,898	51,143	44,068	188,109
Total external customer revenues	603,390	51,143	54,668	709,201
Inter-segment revenues:
Interest income	12,380	—	17,081	29,461
Noninterest income	9,654	890	902	11,446
Total inter-segment revenues	22,034	890	17,983	40,907
Total revenue	625,424	52,033	72,651	750,108
External customer expenses:
Interest expense	71,158	—	4,986	76,144
Noninterest expenses	348,351	35,377	29,399	413,127
Provision for loan and lease losses	24,884	—	676	25,560
Total external customer expenses	444,393	35,377	35,061	514,831
Inter-segment expenses
Interest expense	17,081	7,808	4,572	29,461
Noninterest expenses	1,792	2,754	6,900	11,446
Total inter-segment expenses	18,873	10,562	11,472	40,907
Total expenses	463,266	45,939	46,533	555,738
Income before taxes	$162,158	$6,094	$26,118	$194,370
Income tax provision				46,452
Consolidated net income				147,918
Net loss attributable to noncontrolling interest				(891)
Net income attributable to WSFS				$148,809
Supplemental Information
Capital expenditures for the period ended	$11,806	$2,120	$272	$14,198

	Year Ended December 31, 2018
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$282,846	$—	$10,127	$292,973
Noninterest income	70,894	50,679	40,968	162,541
Total external customer revenues	353,740	50,679	51,095	455,514
Inter-segment revenues:
Interest income	14,722	—	11,850	26,572
Noninterest income	8,793	774	145	9,712
Total inter-segment revenues	23,515	774	11,995	36,284
Total revenue	377,255	51,453	63,090	491,798
External customer expenses:
Interest expense	43,671	—	2,828	46,499
Noninterest expenses	172,254	32,378	20,415	225,047
Provision for loan and lease losses	12,934	—	236	13,170
Total external customer expenses	228,859	32,378	23,479	284,716
Inter-segment expenses
Interest expense	11,850	10,417	4,305	26,572
Noninterest expenses	919	2,603	6,190	9,712
Total inter-segment expenses	12,769	13,020	10,495	36,284
Total expenses	241,628	45,398	33,974	321,000
Income before taxes	$135,627	$6,055	$29,116	$170,798
Income tax provision				36,055
Consolidated net income				134,743
Net loss attributable to noncontrolling interest				—
Net income attributable to WSFS				$134,743
Supplemental Information
Capital expenditures for the period ended	$4,779	$375	$344	$5,498

The following table shows significant components of segment net assets as of December 31, 2020 and 2019:

	December 31,
	2020				2019
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Cash and cash equivalents	$1,246,394	$397,878	$10,463	$1,654,735	$202,792	$357,494	$11,466	$571,752
Goodwill	452,629	—	20,199	472,828	452,629	—	20,199	472,828
Other segment assets	11,963,345	6,997	236,009	12,206,351	10,982,681	6,555	222,486	11,211,722
Total segment assets	$13,662,368	$404,875	$266,671	$14,333,914	$11,638,102	$364,049	$254,151	$12,256,302

23. PARENT COMPANY FINANCIAL INFORMATION
Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Income:
Interest income	$356	$5,589	$1,591
Unrealized (losses) gains on equity investments	(1,617)	3,646	15,819
Noninterest income	208,762	240,408	28,038
	207,501	249,643	45,448
Expense:
Interest expense	6,748	7,490	7,290
Other operating expense	2,553	259	245
	9,301	7,749	7,535
Income before equity in undistributed income of subsidiaries	198,200	241,894	37,913
Equity in undistributed income (loss) of subsidiaries	(84,346)	(92,020)	97,626
Income before taxes	113,854	149,874	135,539
Income tax (benefit) provision	(920)	1,065	796
Net income attributable to WSFS	$114,774	$148,809	$134,743

Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2020	2019
Assets:
Cash and cash equivalents	$244,925	$71,430
Investment in subsidiaries	1,862,970	1,943,866
Investment in the Trust	2,011	2,011
Other assets	4,728	4,041
Total assets	$2,114,634	$2,021,348
Liabilities:
Trust preferred borrowings	$67,011	$67,011
Senior debt	246,617	98,605
Accrued interest payable	581	405
Other liabilities	8,699	5,021
Total liabilities	322,908	171,042
Stockholders’ equity:
Common stock	576	575
Capital in excess of par value	1,053,022	1,049,064
Accumulated other comprehensive income	56,007	23,501
Retained earnings	977,414	917,377
Treasury stock	(295,293)	(140,211)
Total stockholders’ equity of WSFS	1,791,726	1,850,306
Total liabilities and stockholders’ equity of WSFS	$2,114,634	$2,021,348

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Operating activities:
Net income attributable to WSFS	$114,774	$148,809	$134,743
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	84,346	92,020	(97,626)
Realized gains on sale of equity investments	—	—	(3,757)
Unrealized losses (gains) on equity investments	1,617	(3,646)	(15,088)
(Increase) decrease in other assets	(4,537)	3,538	2,265
Increase (decrease) in other liabilities	7,684	6,012	(237)
Net cash provided by operating activities	$203,884	$246,733	$20,300
Investing activities:
Sale of Visa Class B shares	$—	$—	$6,186
Net cash for business combinations	—	(93,990)	—
Purchases of Visa Class B shares	—	—	(51)
Net cash (used for) provided by investing activities	$—	$(93,990)	$6,135
Financing activities:
Issuance of common stock and exercise of common stock options	$2,032	$7,755	$11,253
Issuance of senior debt	147,780	—	—
Purchase of treasury stock	(155,832)	(97,186)	(31,202)
Dividends paid	(24,369)	(22,463)	(13,249)
Net cash used for financing activities	$(30,389)	$(111,894)	$(33,198)
Increase (decrease) in cash and cash equivalents	$173,495	$40,849	$(6,763)
Cash and cash equivalents at beginning of period	71,430	30,581	37,344
Cash and cash equivalents at end of period	$244,925	$71,430	$30,581

24. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes unrealized gains and losses on investment securities and equity investments, unrealized gains and losses on cash flow hedges, as well as unrecognized prior service costs, transition costs, and actuarial gains and losses on defined benefit pension plans. Changes to accumulated other comprehensive income (loss) are presented net of tax as a component of stockholders' equity. Amounts that are reclassified out of accumulated other comprehensive income (loss) are recorded on the Consolidated Statement of Income either as a gain or loss.
Changes to accumulated other comprehensive income (loss) by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, December 31, 2017	$(7,842)	$1,223	$865	$(2,398)	$—	$(8,152)
Other comprehensive (loss) income before reclassifications	(6,695)	6	22	(56)	—	(6,723)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(16)	(450)	(53)	—	—	(519)
Net current-period other comprehensive loss	(6,711)	(444)	(31)	(56)	—	(7,242)
Balance, December 31, 2018	$(14,553)	$779	$834	$(2,454)	$—	$(15,394)
Other comprehensive income (loss) before reclassifications	41,733	(2)	(4,045)	1,877	—	39,563
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(253)	(309)	(106)	—	—	(668)
Net current-period other comprehensive income (loss)	41,480	(311)	(4,151)	1,877	—	38,895
Balance, December 31, 2019	$26,927	$468	$(3,317)	$(577)	$—	$23,501
Other comprehensive income (loss) before reclassifications	39,853	—	(1,445)	1,560	(9)	39,959
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(6,898)	(192)	(26)	(337)	—	(7,453)
Net current-period other comprehensive income (loss)	32,955	(192)	(1,471)	1,223	(9)	32,506
Balance, December 31, 2020	$59,882	$276	$(4,788)	$646	$(9)	$56,007
(1) Cash flow hedges were terminated as of April 1, 2020.

Components of other comprehensive income that impact the Consolidated Statements of Income are presented in the table below.

	Twelve Months Ended December 31,			Affected line item in Consolidated Statements of Income
(Dollars in thousands)	2020	2019	2018
Securities available-for-sale:
Realized gains on securities transactions	$(9,076)	$(333)	$(21)	Securities gains, net
Income taxes	2,178	80	5	Income tax provision
Net of tax	$(6,898)	$(253)	$(16)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(251)	$(407)	$(586)	Interest and dividends on investment securities
Income taxes	59	98	136	Income tax provision
Net of tax	$(192)	$(309)	$(450)
Amortization of defined benefit pension plan-related items:
Prior service (credits) costs (1)	$(266)	$(76)	$2
Actuarial gains	(47)	(63)	(45)
Total before tax	$(313)	$(139)	$(43)	Salaries, benefits and other compensation
Income taxes	75	33	(10)	Income tax provision
Net of tax	$(238)	$(106)	$(53)
Defined benefit pension plan settlement:
Realized losses on plan settlement	$279	$—	$—	Other operating expense
Income taxes	(67)	—	—	Income tax provision
Net of tax	$212	$—	$—
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	$(444)	$—	$—	Interest and fees on loans and leases
Income taxes	107	—	—	Income tax provision
Net of tax	$(337)	$—	$—
Total reclassifications	$(7,453)	$(668)	$(519)
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

QUARTERLY FINANCIAL SUMMARY (Unaudited)

	Three months ended
	12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
(Dollars in thousands, except per share data)
Interest income	$131,297	$123,370	$125,883	$133,855	$137,350	$141,262	$142,903	$99,577
Interest expense	8,296	10,322	12,127	17,705	19,781	20,429	19,671	16,263
Net interest income	123,001	113,048	113,756	116,150	117,569	120,833	123,232	83,314
(Recovery of) provision for credit losses(1)	(936)	2,716	94,754	56,646	1,590	4,121	12,195	7,654
Net interest income after (recovery of) provision for credit losses	123,937	110,332	19,002	59,504	115,979	116,712	111,037	75,660
Noninterest income	46,632	49,171	64,375	40,847	41,770	62,346	42,871	41,122
Noninterest expense	93,373	93,540	93,435	88,496	98,126	109,561	107,848	97,592
Income (loss) before taxes	77,196	65,963	(10,058)	11,855	59,623	69,497	46,060	19,190
Income tax provision (benefit)	17,455	15,140	(2,247)	1,288	14,199	15,902	10,091	6,260
Net income (loss)	59,741	50,823	(7,811)	10,567	45,424	53,595	35,969	12,930
Net loss attributed to noncontrolling interest	(72)	(322)	(700)	(360)	(280)	(287)	(231)	(93)
Net income (loss) attributable to WSFS	$59,813	$51,145	$(7,111)	$10,927	$45,704	$53,882	$36,200	$13,023
Earnings (loss) per share:
Basic	$1.20	$1.01	$(0.14)	$0.21	$0.88	$1.02	$0.68	$0.34
Diluted	$1.20	$1.01	$(0.14)	$0.21	$0.88	$1.02	$0.68	$0.33
(1) Includes the impact of our adoption of CECL on January 1, 2020.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2020, the Corporation’s internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s Consolidated Financial Statements as of and for the year ended December 31, 2020 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020, as stated in their reports, which are included herein.

/s/ Rodger Levenson	/s/ Dominic C. Canuso
Rodger Levenson	Dominic C. Canuso
Chairman, President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
WSFS Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited WSFS Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2021

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings "Director Nominees," "Other Current Directors and Executive Management," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance - Committees of the Board of Directors" in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the Proxy Statement).
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”
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

1
The Consolidated Statements of Financial Condition of WSFS Financial Corporation and subsidiaries as of December 31, 2020 and 2019, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2020, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

2	Schedules omitted as they are not applicable.
The following exhibits are incorporated by reference herein or annexed to this Annual Report on Form 10-K:

Exhibit Number	Description of Document
3.1
Registrant’s Amended and Restated Certificate of Incorporation, as amended, is incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019.

3.2	Amended and Restated Bylaws of WSFS Financial Corporation is incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on November 21, 2014.
4.1	Description of Common Stock of WSFS Financial Corporation is incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019.
4.2
Senior Debt Indenture, dated as of August 27, 2012, between WSFS Financial Corporation and U.S. Bank National Association, as trustee is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on August 27, 2012.

4.3
Second Supplemental Indenture, dated as of June 13, 2016, between WSFS Financial Corporation and U.S. Bank National Association, as trustee is incorporated herein by reference to Exhibit 4.2 to of the Registrant’s Form 8-K filed on June 13, 2016.

4.4	Form of 4.50% Fixed-to-Floating Rate Senior Notes due 2026 is incorporated herein by reference to Exhibit A of Exhibit 4.2 to the Registrant’s Form 8-K filed on June 13, 2016.
4.5
Third Supplemental Indenture, dated as of December 8, 2020, between WSFS Financial Corporation and U.S. Bank National Association, as trustee is incorporated herein by reference to Exhibit 4.2 to of the Registrant’s Form 8-K filed on December 8, 2020.

4.6	Form of 2.75% Fixed-to-Floating Rate Senior Notes due 2030 is incorporated herein by reference to Exhibit A of Exhibit 4.2 to the Registrant’s Form 8-K filed on December 8, 2020.
10.1
2000 Stock Option and Temporary Severance Agreement among Wilmington Savings Fund Society, Federal Savings Bank, WSFS Financial Corporation and Marvin N. Schoenhals on February 24, 2000 is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.2
WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated February 28, 2008, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.3
Amendment to the WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated December 31, 2008, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.4	Amendment to the WSFS Financial Corporation Executive Severance Policy for Chief Executive Officer and Executive Vice Presidents dated December 10, 2020.
10.5
WSFS Financial Corporation’s 2013 Incentive Plan is incorporated herein by reference to appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2013 Annual Meeting of Stockholders.

10.6
WSFS Financial Corporation’s 2018 Incentive Plan is incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2018 Annual Meeting of Stockholders.

10.7
Agreement and Plan of Reorganization, dated as of August 7, 2018, as amended on November 1, 2018, by and between WSFS Financial Corporation and Beneficial Bancorp, Inc., incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form S-4/A filed on November 2, 2018.

10.8
Letter Agreement, dated as of August 7, 2018, by and between WSFS Financial Corporation and Gerard P. Cuddy, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 5, 2019.

10.9	Supplemental Pension and Retirement Plan of Beneficial Bank, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.
10.10	Beneficial Bank Stock-Based Deferral Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.

Exhibit Number	Description of Document
10.11
Amended and Restated Beneficial Bank Elective Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.

10.12
Transition Agreement, by and between the Registrant and Mark A. Turner, dated as of December 15, 2019 is incorporated herein by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019.

21	Subsidiaries of Registrant
23	Consent of KPMG LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.INS	XBRL Instance Document *
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021 is formatted in Inline XBRL.
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
Exhibits 10.1 through 10.6 represent management contracts or compensatory plan arrangements.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	March 1, 2021	BY:	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 1, 2021	BY:	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Date:	March 1, 2021	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	March 1, 2021	BY:	/s/ Francis B. Brake
Francis B. Brake
Director

Date:	March 1, 2021	BY:	/s/ Karen Dougherty Buchholz
Karen Dougherty Buchholz
Director

Date:	March 1, 2021	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	March 1, 2021	BY:	/s/ Michael J. Donahue
Michael J. Donahue
Director

Date:	March 1, 2021	BY:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont
Director

Date:	March 1, 2021	BY:	/s/ Nancy J. Foster
Nancy J. Foster
Director

Date:	March 1, 2021	BY:	/s/ Christopher T. Gheysens
Christopher T. Gheysens
Director

Date:	March 1, 2021	BY:	/s/ Marvin N. Schoenhals
Marvin N. Schoenhals
Director

Date:	March 1, 2021	BY:	/s/ David G. Turner
David G. Turner
Director

Date:	March 1, 2021	BY:	/s/ Mark A. Turner
Mark A. Turner
Director

Date:	March 1, 2021	BY:	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and Chief Financial Officer

Date:	March 1, 2021	BY:	/s/ Charles K. Mosher
Charles K. Mosher
Senior Vice President and Chief Accounting Officer