Form 10-Q
period 2021-03-31
WSFS FINANCIAL CORP
filed 2021-05-07
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 47,532,042 shares as of May 3, 2021.

WSFS FINANCIAL CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and exhibits hereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which the Company operates and in which its loans are concentrated, including possible declines in housing markets, an increase in unemployment levels and slowdowns in economic growth, including as a result of the novel coronavirus (COVID-19) pandemic;
•possible additional loan losses and impairment of the collectability of loans, particularly as a result of the COVID-19 pandemic and the policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security Act, as amended (CARES Act), including its automatic loan forbearance provisions and the Company's Paycheck Protection Program (PPP) lending activities;
•additional credit, fraud and litigation risks associated with our PPP lending activities;
•the economic and financial impact of federal, state and local emergency orders and other actions taken in response to the COVID-19 pandemic;
•the continuation of these conditions related to the COVID-19 pandemic, including whether due to a resurgence or additional waves of COVID-19 infections, particularly as the geographic areas in which we operate continue to re-open, and how quickly and to what extent normal economic and operating conditions can resume, especially as a vaccine becomes widely available;
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
•the Company’s ability to successfully integrate and fully realize the cost savings and other benefits of its acquisitions, manage risks related to business disruption following those acquisitions, and post-acquisition Customer acceptance of the Company’s products and services and related Customer disintermediation, including its pending acquisition of Bryn Mawr Trust Company (Bryn Mawr);

•the Company’s ability to complete the pending merger with Bryn Mawr on the terms proposed, which are subject to a number of conditions, risks and uncertainties, including the possibility that the proposed acquisition does not close when expected or at all because all conditions to closing are not received or satisfied on a timely basis or at all, the failure to close for any other reason, diversion of management time on merger-related issues, risks relating to the potential dilutive effect of shares of the Company’s common stock to be issued in the acquisition of Bryn Mawr, and the reaction to the acquisition of Bryn Mawr of the companies’ customers, employees and counterparties;
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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share and share data)	2021	2020
Interest income:
Interest and fees on loans and leases	$108,852	$119,202
Interest on mortgage-backed securities	10,704	13,219
Interest and dividends on investment securities:
Taxable	701	15
Tax-exempt	748	911
Other interest income	276	508
	121,281	133,855
Interest expense:
Interest on deposits	4,496	14,637
Interest on Federal Home Loan Bank advances	5	830
Interest on senior debt	2,266	1,179
Interest on federal funds purchased	—	470
Interest on trust preferred borrowings	324	586
Interest on other borrowings	5	3
	7,096	17,705
Net interest income	114,185	116,150
(Recovery of) provision for credit losses	(20,160)	56,646
Net interest income after (recovery of) provision for credit losses	134,345	59,504
Noninterest income:
Credit/debit card and ATM income	6,805	11,359
Investment management and fiduciary income	14,253	10,962
Deposit service charges	5,460	5,647
Mortgage banking activities, net	8,600	3,471
Loan and lease fee income	3,485	1,119
Securities gains, net	329	693
Unrealized gains on equity investments, net	—	668
Bank owned life insurance income	205	(25)
Other income	8,685	6,953
	47,822	40,847
Noninterest expense:
Salaries, benefits and other compensation	53,138	45,346
Occupancy expense	8,460	7,666
Equipment expense	7,391	4,964
Data processing and operations expenses	3,385	3,078
Professional fees	3,856	4,600
Marketing expense	992	951
FDIC expenses	1,069	(54)
Loan workout and other credit costs	1,120	453
Corporate development expense	2,095	1,341
Restructuring expense	(265)	—
Other operating expense	14,378	20,151
	95,619	88,496
Income before taxes	86,548	11,855
Income tax provision	21,407	1,288
Net income	$65,141	$10,567
Less: Net income (loss) attributable to noncontrolling interest	59	(360)
Net income attributable to WSFS	$65,082	$10,927
Earnings per share:
Basic	$1.37	$0.21
Diluted	$1.36	$0.21
Weighted average shares of common stock outstanding:
Basic	47,509,205	51,086,316
Diluted	47,792,108	51,164,224

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net income	$65,141	$10,567
Less: Net income (loss) attributable to noncontrolling interest	59	(360)
Net income attributable to WSFS	65,082	10,927
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(21,972) and $14,538, respectively	(69,589)	46,036
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $79 and $166, respectively	(250)	(527)
	(69,839)	45,509
Net change in securities held-to-maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $5 and $21, respectively	(16)	(65)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain, prior service cost and transition obligation, net of tax (benefit) expense of $(5) and $1, respectively	(16)	4
Net change in cash flow hedge
Net unrealized gain arising during the period, net of tax expense of $— and $501, respectively	—	1,585
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $35 and $—, respectively	(111)	—
	(111)	1,585
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax expense of $86, and $—, respectively	273	—
Total other comprehensive (loss) income	(69,709)	47,033
Total comprehensive (loss) income	$(4,627)	$57,960
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	March 31, 2021	December 31, 2020
Assets:
Cash and due from banks	$1,628,773	$1,244,705
Cash in non-owned ATMs	428,180	402,339
Interest-bearing deposits in other banks including collateral (restricted cash) of $7,000 at March 31, 2021 and $7,390 December 31, 2020, respectively	7,208	7,691
Total cash, cash equivalents, and restricted cash	2,064,161	1,654,735
Investment securities, available-for-sale (amortized cost of $3,000,986 at March 31, 2021 and $2,450,265 at December 31, 2020	2,987,885	2,529,057
Investment securities, held-to-maturity, net of allowance for credit losses of $5 at March 31, 2021 and $6 at December 31, 2020 (fair value $107,629 at March 31, 2021 and $116,421 at December 31, 2020)	103,523	111,741
Other investments	10,227	9,541
Loans, held for sale at fair value	155,447	197,541
Loans and leases, net of allowance for credit losses of $204,818 at March 31, 2021 and $228,804 at December 31, 2020	8,373,766	8,795,935
Bank owned life insurance	32,255	32,051
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	5,506	5,771
Other real estate owned	2,068	3,061
Accrued interest receivable	43,159	44,335
Premises and equipment	94,309	96,556
Goodwill	472,828	472,828
Intangible assets	81,873	84,558
Other assets	303,445	296,204
Total assets	$14,730,452	$14,333,914
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$3,857,610	$3,415,021
Interest-bearing	8,426,090	8,441,643
Total deposits	12,283,700	11,856,664
FHLB advances	—	6,623
Trust preferred borrowings	67,011	67,011
Senior debt	246,734	246,617
Other borrowed funds	21,456	20,390
Accrued interest payable	4,153	1,450
Other liabilities	338,944	345,679
Total liabilities	12,961,998	12,544,434
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 57,589,330 at March 31, 2021 and 57,575,783 at December 31, 2020	576	576
Capital in excess of par value	1,054,291	1,053,022
Accumulated other comprehensive (loss) income	(13,702)	56,007
Retained earnings	1,036,797	977,414
Treasury stock at cost, 10,086,936 shares at March 31, 2021 and 9,819,627 shares at December 31, 2020	(307,321)	(295,293)
Total stockholders’ equity of WSFS	1,770,641	1,791,726
Noncontrolling interest	(2,187)	(2,246)
Total stockholders' equity	1,768,454	1,789,480
Total liabilities and stockholders' equity	$14,730,452	$14,333,914

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2020	57,575,783	$576	$1,053,022	$56,007	$977,414	$(295,293)	$1,791,726	$(2,246)	$1,789,480
Net income	—	—	—	—	65,082	—	65,082	59	65,141
Other comprehensive loss	—	—	—	(69,709)	—	—	(69,709)	—	(69,709)
Cash dividend, $0.12 per share	—	—	—	—	(5,699)	—	(5,699)	—	(5,699)
Issuance of common stock including proceeds from exercise of common stock options	13,547	—	115	—	—	—	115	—	115
Stock-based compensation expense	—	—	1,155	—	—	—	1,155	—	1,155
Repurchases of common stock (1)	—	—	(1)	—	—	(12,028)	(12,029)	—	(12,029)
Balance, March 31, 2021	57,589,330	$576	$1,054,291	$(13,702)	$1,036,797	$(307,321)	$1,770,641	$(2,187)	$1,768,454
(1)Repurchase of common stock includes 267,309 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 20 shares withheld to cover tax liabilities.

	Three Months Ended March 31, 2020
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2019	57,435,658	$575	$1,049,064	$23,501	$917,377	$(140,211)	$1,850,306	$(815)	$1,849,491
Cumulative change in accounting principle	—	—	—	—	(30,368)	—	(30,368)	—	(30,368)
Balance, January 1, 2020 (as adjusted for change in accounting principle)	57,435,658	575	1,049,064	23,501	887,009	(140,211)	1,819,938	(815)	1,819,123
Net income (loss)	—	—	—	—	10,927	—	10,927	(360)	10,567
Other comprehensive income	—	—	—	47,033	—	—	47,033	—	47,033
Cash dividend, $0.12 per share	—	—	—	—	(6,160)	—	(6,160)	—	(6,160)
Issuance of common stock including proceeds from exercise of common stock options	70,640	1	990	—	—	—	991	—	991
Stock-based compensation expense	—	—	604	—	—	—	604	—	604
Repurchases of common shares (1)	—	—	—	—	—	(38,739)	(38,739)	—	(38,739)
Balance, March 31, 2020	57,506,298	$576	$1,050,658	$70,534	$891,776	$(178,950)	$1,834,594	$(1,175)	$1,833,419
(1)Repurchase of common stock includes 1,004,348 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Operating activities:
Net income	$65,141	$10,567
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(20,160)	56,646
Depreciation of premises and equipment, net	3,090	4,572
Accretion of fees and discounts, net	(16,472)	(13,273)
Amortization of intangible assets	2,651	2,764
Amortization of right of use lease asset	3,100	4,834
Decrease in operating lease liability	(4,113)	(4,466)
Income from mortgage banking activities, net	(8,600)	(3,471)
Gain on sale of securities, net	(329)	(693)
Gain on sale of other real estate owned and valuation adjustments, net	(45)	—
Stock-based compensation expense	1,155	604
Unrealized gain on equity investments, net	—	(668)
Deferred income tax expense (benefit)	11,052	(3,020)
Decrease (increase) in accrued interest receivable	1,176	(1,040)
Decrease (increase) in other assets	1,569	10,913
Origination of loans held for sale	(246,127)	(167,485)
Proceeds from sales of loans held for sale	275,181	163,415
(Increase) decrease in value of bank owned life insurance	(204)	201
Increase in capitalized interest, net	(911)	(1,024)
Increase in accrued interest payable	2,703	2,694
(Decrease) increase in other liabilities	(207)	352
Net cash provided by operating activities	$69,650	$62,422
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	$8,030	$3,535
Sale of investment securities available-for-sale	9,332	30,641
Purchases of investment securities available-for-sale	(748,317)	(162,826)
Repayments of investment securities available-for-sale	185,002	83,532
Net decrease (increase) in loans	481,294	(59,232)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	—	(145,399)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	265	132,509
Sales of other real estate owned	1,148	131
Investment in premises and equipment	(1,270)	(2,531)
Sales of premises and equipment	427	42
Net cash used in investing activities	$(64,089)	$(119,598)

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Financing activities:
Net increase in demand and saving deposits	$646,348	$169,387
Decrease in time deposits	(64,861)	(84,456)
(Decrease) increase in brokered deposits	(153,386)	37,215
Receipts from FHLB advances	—	5,037,296
Repayments of FHLB advances	(6,623)	(5,030,000)
Receipts from federal funds purchased	—	7,665,475
Repayments of federal funds purchased	—	(7,760,475)
Cash dividend	(5,699)	(6,160)
Issuance of common stock including proceeds from exercise of common stock options	115	991
Repurchases of common shares	(12,029)	(38,739)
Net cash provided by (used in) financing activities	$403,865	$(9,466)
Increase (decrease) in cash, cash equivalents, and restricted cash	409,426	(66,642)
Cash, cash equivalents, and restricted cash at beginning of period	1,654,735	571,752
Cash, cash equivalents, and restricted cash at end of period	$2,064,161	$505,110
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,393	$15,011
Income taxes	2,572	792
Non-cash information:
Loans transferred to other real estate owned	376	2,350
Loans transferred to portfolio from held-for-sale at fair value	5,149	6,399
Impact of ASC 326 Adoption:
Allowance for credit losses on held-to-maturity debt securities	—	(8)
Allowance for credit losses on loans and leases	—	(35,855)
Deferred tax assets	—	8,461
Allowance for credit losses on unfunded lending commitments	—	(2,966)
Retained earnings	—	30,368
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (the Company or WSFS), Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), Christiana Trust Company of Delaware® (Christiana Trust DE) and WSFS SPE Services, LLC. The Company also has one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has three wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), WSFS Investment Group, Inc. (WSFS Wealth® Investments), and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). The Company provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. The core banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to personal and corporate customers. The Federal Deposit Insurance Corporation (FDIC) insures the customers’ deposits to their legal maximums. The Company serves its customers primarily from 111 offices located in Pennsylvania (51), Delaware (42), New Jersey (16), Virginia (1) and Nevada (1), its ATM network, website at www.wsfsbank.com and mobile app. Information on the website is not incorporated by reference into this Quarterly Report on Form 10-Q.
The Company's leasing business is conducted by NewLane Finance®. NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers insurance through its subsidiary, Prime Protect, which commenced operations during the fourth quarter of 2020.
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
The Company's accounting and reporting policies conform to Generally Accepted Accounting Principles in the U.S. (GAAP), prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Certain prior period amounts have been reclassified to conform with current period presentation. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2021. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Annual Report on Form 10-K) that was filed with the SEC on March 1, 2021 and is available at www.sec.gov or on the website at www.wsfsbank.com. All significant intercompany accounts and transactions were eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2020 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at March 31, 2021.
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2021
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance adds new amendments to simplify income tax accounting and removes certain exceptions and modifies the accounting for certain income tax transactions. The guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. Adoption is required on a prospective, modified-retrospective or retrospective basis, depending on the amendment. The Company adopted this standard on January 1, 2021, on a prospective basis with no impact to the Consolidated Financial Statements at the time of adoption.

ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815: In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The new guidance clarifies that observable transactions under the measurement alternative method (ASC 321) should be considered when applying or discontinuing the equity method of accounting (ASC 323). The guidance also clarifies that certain non-derivative forward contracts and purchase call options to acquire securities, should be measured at fair value before settlement or exercise. The guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. Use of the prospective method is required. The Company adopted this standard on January 1, 2021, on a prospective basis with no impact to the Consolidated Financial Statements at the time of adoption.

ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope: In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The new guidance expands and clarifies the scope of ASU No. 2020-04 to include derivatives affected by changes in interest rates used for margining, discounting, or contract price alignment, commonly referred to as the “discounting transaction.” Derivatives impacted by the discounting transaction will be eligible for certain optional expedients and exceptions related to contract modifications and hedge accounting as defined in Topic 848. The guidance is effective upon issuance through December 31, 2022 and there was no impact to the Company at the time the guidance became effective. The Company will apply this guidance to any derivatives affected by the discounting transition due to reference rate reform.

There was no accounting guidance pending adoption at March 31, 2021.

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Bailment fees	$3,059	$5,081
Interchange fees	3,055	5,616
Other card and ATM fees	691	662
Total credit/debit card and ATM income	$6,805	$11,359
Credit/debit card and ATM income is composed of bailment fees, interchange fees, and other card and ATM fees. Bailment fees are earned from bailment arrangements with customers. Bailment arrangements are legal relationships in which property is delivered to another party without a transfer of ownership. The party who transferred the property (the bailor) retains ownership interest of the property. In the event that the bailee files for bankruptcy protection, the property is not included in the bailee's assets. The bailee pays an agreed-upon fee for the use of the bailor's property in exchange for the bailor allowing use of the assets at the bailee's site. Bailment fees are earned from cash that is made available for customers' use at an offsite location, such as cash located in an ATM at a customer's place of business. These fees are typically indexed to a market interest rate. This revenue stream generates fee income through monthly billing for bailment services.
Credit/debit card and ATM income also includes interchange fees. Interchange fees are paid by a merchant's bank to a bank that issued a debit or credit card used in a transaction to compensate the issuing bank for the value and benefit the merchant receives from accepting electronic payments. These revenue streams generate fee income at the time a transaction occurs and are recorded as revenue at the time of the transaction. Interchange income decreased from the impact of the Durbin amendment on the first quarter of 2021 results. The Durbin Amendment is a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that established a cap on interchange fees for banks with over $10 billion in assets, and became effective for the Company on July 1, 2020.
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Trust fees	$9,764	$6,954
Wealth management and advisory fees	4,489	4,008
Total investment management and fiduciary income	$14,253	$10,962
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
Wealth management and advisory fees consists of fees from Cypress, West Capital, Powdermill® and WSFS Wealth® Investments. Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage. The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through quarterly and annual billing for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Service fees	$3,422	$3,211
Return and overdraft fees	1,578	2,332
Other deposit service fees	460	104
Total deposit service charges	$5,460	$5,647
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
Other income
The following table presents the components of other income:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Managed service fees	$3,609	$4,031
Currency preparation	948	840
ATM loss protection	622	647
Miscellaneous products and services	3,506	1,435
Total other income	$8,685	$6,953
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

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2021	2020
Numerator:
Net income attributable to WSFS	$65,082	$10,927
Denominator:
Weighted average basic shares	47,509	51,086
Dilutive potential common shares	283	78
Weighted average fully diluted shares	47,792	51,164
Earnings per share:
Basic	$1.37	$0.21
Diluted	$1.36	$0.21
Outstanding common stock equivalents having no dilutive effect	3	10

Basic earnings per share is calculated by dividing Net income attributable to WSFS by the weighted-average basic shares outstanding. Diluted earnings per share is calculated by dividing Net income attributable to WSFS by the weighted-average fully diluted shares outstanding, using the treasury stock method. Fully diluted shares include the adjustment for the dilutive effect of common stock awards, which include outstanding stock options and unvested restricted stock units from the 2013 Incentive Plan and the 2018 Incentive Plan.
5. INVESTMENTS
Debt Securities
The following tables detail the amortized cost, allowance for credit losses and the estimated fair value of the Company's investments in available-for-sale and held-to-maturity debt securities. None of the Company's investments in debt securities are classified as trading.

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
CMO	$564,055	$5,604	$15,223	$—	$554,436
FNMA MBS	1,997,140	35,151	34,246	—	1,998,045
FHLMC MBS	182,271	8,941	759	—	190,453
GNMA MBS	25,011	907	83	—	25,835
GSE agency notes	232,509	—	13,393	—	219,116
	$3,000,986	$50,603	$63,704	$—	$2,987,885
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$103,027	$4,107	$—	$5	$107,129
Foreign bonds	501	—	1	—	500
	$103,528	$4,107	$1	$5	$107,629
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at amortized cost basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized gains of $0.3 million at March 31, 2021, which are offset in Accumulated other comprehensive (loss) income. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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

(1)Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized gains of $0.4 million at December 31, 2020, which are offset in Accumulated other comprehensive (loss) income. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.
The scheduled maturities of available-for-sale debt securities at March 31, 2021 and December 31, 2020 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2021 (1)
Within one year	$—	$—
After one year but within five years	57,993	60,781
After five years but within ten years	233,748	235,304
After ten years	2,709,245	2,691,800
	$3,000,986	$2,987,885
December 31, 2020 (1)
Within one year	$—	$—
After one year but within five years	37,852	39,985
After five years but within ten years	239,845	251,874
After ten years	2,172,568	2,237,198
	$2,450,265	$2,529,057
(1)Actual maturities could differ from contractual maturities.

The scheduled maturities of held-to-maturity debt securities at March 31, 2021 and December 31, 2020 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2021 (1)
Within one year	$1,135	$1,140
After one year but within five years	971	985
After five years but within ten years	41,075	42,558
After ten years	60,347	62,946
	$103,528	$107,629
December 31, 2020 (1)
Within one year	$1,144	$1,154
After one year but within five years	972	990
After five years but within ten years	35,967	37,317
After ten years	73,664	76,960
	$111,747	$116,421
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 5.0 years at March 31, 2021.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $1.4 billion and $1.3 billion were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of March 31, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021, the Company sold $9.3 million of debt securities categorized as available-for-sale, resulting in $0.3 million of realized gains and no realized losses. During the three months ended March 31, 2020, the Company sold $30.6 million of debt securities categorized as available-for-sale resulting in $0.7 million of realized gains and no realized losses.
As of March 31, 2021 and December 31, 2020, the Company's debt securities portfolio had remaining unamortized premiums of $66.1 million and $60.4 million, respectively, and unaccreted discounts of $3.4 million and $2.6 million, respectively.

For debt securities in an unrealized loss position and an allowance has not been recorded, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at March 31, 2021.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$288,625	$15,223	$—	$—	$288,625	$15,223
FNMA MBS	1,241,199	34,243	4,330	3	1,245,529	34,246
FHLMC MBS	17,936	759	—	—	17,936	759
GNMA MBS	4,969	83	—	—	4,969	83
GSE agency notes	219,116	13,393	—	—	219,116	13,393
	$1,771,845	$63,701	$4,330	$3	$1,776,175	$63,704

Held-to-maturity debt securities:
Foreign bonds	$500	$1	$—	$—	$500	$1
	$500	$1	$—	$—	$500	$1

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
At March 31, 2021, available-for-sale debt securities for which the amortized cost basis exceeded fair value totaled $1.8 billion. Total unrealized losses on these securities were $63.7 million at March 31, 2021. The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of March 31, 2021.
At March 31, 2021 and December 31, 2020, held-to-maturity debt securities had an amortized cost basis of $103.5 million and $111.7 million, respectively. The held-to-maturity debt security portfolio primarily consists of highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of March 31, 2021, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$102,901	$501
Not rated	126	—
Ending balance	$103,027	$501

The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2020, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$110,959	$501
Not rated	287	—
Ending balance	$111,246	$501
The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for foreign bond debt securities for the three months ended March 31, 2021 and 2020. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Allowance for credit losses:
Beginning balance	$6	$—
Impact of adoption ASC 326	—	8
Provision for credit losses	(1)	—
Charge-offs, net	—	—
Ending balance	$5	$8
Accrued interest receivable of $0.9 million and $1.1 million as of March 31, 2021 and December 31, 2020, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of March 31, 2021 and December 31, 2020.
Equity Investments
The Company had equity investments with a fair value of $10.2 million and $9.5 million as of March 31, 2021 and December 31, 2020, respectively. There were no unrealized gains or losses recorded on the Company's equity investments during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company recorded unrealized gains on its remaining investment in Visa Class B shares of $3.0 million and an impairment loss of $2.3 million in the investment of Spring EQ, which were recorded in Unrealized gain on equity investment, net in the Consolidated Statements of Income.

6. LOANS
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commercial and industrial(1)	$2,398,535	$2,700,418
Owner-occupied commercial	1,333,989	1,332,727
Commercial mortgages	1,975,966	2,086,062
Construction	784,101	716,275
Commercial small business leases	264,937	248,885
Residential(2)	681,022	774,455
Consumer(3)	1,140,034	1,165,917
	8,578,584	9,024,739
Less:
Allowance for credit losses	204,818	228,804
Net loans and leases	$8,373,766	$8,795,935
(1) Includes PPP loans of $526.8 million at March 31, 2021 and $751.2 million at December 31, 2020.
(2) Includes reverse mortgages at fair value of $9.4 million at March 31, 2021 and $10.1 million at December 31, 2020.
(3) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $36.1 million and $37.6 million at March 31, 2021 and December 31, 2020, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of allowance for credit losses and loan balances for the three months ended March 31, 2021 and 2020. During the first quarter of 2021, the decrease to the allowance for credit losses was primarily due to positive economic developments in our forecasts and improved credit quality metrics with declines in our problem assets, nonperforming assets and delinquencies.

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended March 31, 2021
Allowance for credit losses
Beginning balance	$150,875	$9,615	$31,071	$12,190	$6,893	$18,160	$228,804
Charge-offs	(5,052)	—	—	—	—	(424)	(5,476)
Recoveries	1,140	90	14	—	140	266	1,650
Provision (credit)	(21,093)	(88)	(540)	2,097	(1,331)	795	(20,160)
Ending balance	$125,870	$9,617	$30,545	$14,287	$5,702	$18,797	$204,818
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1	$—	$11	$—	$—	$—	$12
Loans evaluated on a collective basis	125,869	9,617	30,534	14,287	5,702	18,797	204,806
Ending balance	$125,870	$9,617	$30,545	$14,287	$5,702	$18,797	$204,818
Period-end loan balances:
Loans evaluated on an individual basis	$20,902	$5,118	$4,280	$72	$5,649	$2,313	$38,334
Loans evaluated on a collective basis	2,642,570	1,328,871	1,971,686	784,029	665,931	1,137,721	8,530,808
Ending balance	$2,663,472	$1,333,989	$1,975,966	$784,101	$671,580	$1,140,034	$8,569,142
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $9.4 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended March 31, 2020
Allowance for credit losses
Beginning balance, prior to adoption of ASC 326	$22,849	$4,616	$7,452	$3,891	$1,381	$7,387	$47,576
Impact of adopting ASC 326(4)	19,747	(1,472)	1,662	681	7,522	7,715	35,855
Charge-offs	(3,064)	(283)	(51)	—	(143)	(914)	(4,455)
Recoveries	2,847	125	29	5	91	354	3,451
Provision (credit)	23,392	6,555	17,508	621	2,742	5,828	56,646
Ending balance	$65,771	$9,541	$26,600	$5,198	$11,593	$20,370	$139,073
Period-end allowance allocated to:
Individually evaluated for impairment	$20	$—	$—	$—	$—	$—	$20
Collectively evaluated for impairment	65,751	9,541	26,600	5,198	11,593	20,370	139,053
Ending balance	$65,771	$9,541	$26,600	$5,198	$11,593	$20,370	$139,073
Period-end loan balances:
Individually evaluated for impairment	$8,843	$4,818	$4,691	$96	$6,152	$2,295	$26,895
Collectively evaluated for impairment	2,289,529	1,308,375	2,218,426	626,157	949,613	1,115,991	8,508,091
Ending balance	$2,298,372	$1,313,193	$2,223,117	$626,253	$955,765	$1,118,286	$8,534,986
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $15.8 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4)The impact of adopting ASC 326 includes $0.1 million for the initial allowance on loans purchased with credit deterioration.

The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	March 31, 2021
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$22,976	$352	$23,328	$2,619,507	$20,637	$2,663,472
Owner-occupied commercial	1,491	—	1,491	1,328,474	4,024	1,333,989
Commercial mortgages	4,229	84	4,313	1,970,011	1,642	1,975,966
Construction	—	—	—	784,101	—	784,101
Residential(3)	967	750	1,717	666,690	3,173	671,580
Consumer(4)	10,618	6,492	17,110	1,120,608	2,316	1,140,034
Total	$40,281	$7,678	$47,959	$8,489,391	$31,792	$8,569,142
% of Total Loans	0.47%	0.09%	0.56%	99.07%	0.37%	100%
(1)Nonaccrual loans with an allowance totaled $11 thousand.
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances excludes reverse mortgages at fair value of $9.4 million.
(4)Includes $14.9 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

	December 31, 2020
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$7,313	$3,652	$10,965	$2,924,522	$13,816	$2,949,303
Owner-occupied commercial	3,120	892	4,012	1,323,355	5,360	1,332,727
Commercial mortgages	5,944	1,090	7,034	2,061,853	17,175	2,086,062
Construction	371	—	371	715,904	—	716,275
Residential(3)	3,049	25	3,074	758,072	3,247	764,393
Consumer(4)	8,355	11,035	19,390	1,144,217	2,310	1,165,917
Total(4)	$28,152	$16,694	$44,846	$8,927,923	$41,908	$9,014,677
% of Total Loans	0.31%	0.19%	0.50%	99.04%	0.46%	100%
(1)Nonaccrual loans with an allowance totaled $13 thousand
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances excludes reverse mortgages, at fair value of $10.1 million.
(4)Includes $18.2 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$12,099	$8,538	$10,646	$3,170
Owner-occupied commercial	4,024	—	5,360	—
Commercial mortgages	1,642	—	17,175	—
Construction	—	—	—	—
Residential(2)	3,173	—	3,247	—
Consumer(3)	2,301	15	2,294	16
Total	$23,239	$8,553	$38,722	$3,186
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Interest income of $0.2 million was recognized on individually reviewed loans during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there were 24 residential loans and 26 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $1.4 million and $12.6 million, respectively. As of December 31, 2020, there were 27 residential loans and 23 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $1.9 million and $12.8 million, respectively. Loan workout and OREO expenses were $0.5 million during the three months ended March 31, 2021, and $0.7 million during three months ended March 31, 2020. Loan workout and OREO expenses are included in Loan workout and other credit costs on the Consolidated Statement of Income.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of March 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass(2)	$112,581	$986,574	$383,055	$274,606	$151,043	$187,874	$5,709	$143,889	$2,245,331
Special mention	1,550	815	37,613	28,668	942	18,648	—	34,036	122,272
Substandard or Lower	7,034	71,567	58,994	56,330	50,763	43,356	62	7,763	295,869
	$121,165	$1,058,956	$479,662	$359,604	$202,748	$249,878	$5,771	$185,688	$2,663,472
Owner-occupied commercial:
Risk Rating
Pass	$40,014	$232,324	$212,673	$84,860	$142,445	$363,429	$—	$121,496	$1,197,241
Special mention	778	1,174	5,835	1,705	9,044	6,757	—	14,262	39,555
Substandard or Lower	—	7,459	15,518	14,427	19,915	29,062	—	10,812	97,193
	$40,792	$240,957	$234,026	$100,992	$171,404	$399,248	$—	$146,570	$1,333,989
Commercial mortgages:
Risk Rating
Pass	$109,202	$353,005	$267,193	$170,932	$243,730	$537,153	$—	$182,473	$1,863,688
Special mention	1,265	8,246	1,760	1,203	21,144	7,689	—	1,860	43,167
Substandard or Lower	—	13,312	25,631	2,236	1,575	25,837	—	520	69,111
	$110,467	$374,563	$294,584	$174,371	$266,449	$570,679	$—	$184,853	$1,975,966
Construction:
Risk Rating
Pass	$39,632	$224,919	$212,469	$178,058	$11,294	$10,487	$—	$79,160	$756,019
Special mention	7,921	—	—	—	3,515	—	—	—	11,436
Substandard or Lower	4,200	282	9,662	—	100	73	—	2,329	16,646
	$51,753	$225,201	$222,131	$178,058	$14,909	$10,560	$—	$81,489	$784,101
Residential(3):
Risk Rating
Performing	$1,380	$31,174	$20,546	$58,477	$72,036	$482,317	$—	$—	$665,930
Nonperforming(4)	—	113	—	—	63	5,474	—	—	5,650
	$1,380	$31,287	$20,546	$58,477	$72,099	$487,791	$—	$—	$671,580
Consumer(5):
Risk Rating
Performing	$19,777	$259,801	$116,173	$228,290	$55,206	$85,986	$364,272	$7,880	$1,137,385
Nonperforming(6)	—	—	33	629	226	—	1,379	382	2,649
	$19,777	$259,801	$116,206	$228,919	$55,432	$85,986	$365,651	$8,262	$1,140,034
(1)Includes commercial small business leases.
(2)Includes $526.8 million of PPP loans.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of December 31, 2020.

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
(2)Includes $751.2 million of PPP loans.
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

Troubled Debt Restructurings (TDRs)
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Performing TDRs	$15,684	$15,539
Nonperforming TDRs	3,101	4,601
Total TDRs	$18,785	$20,140

Approximately $0.2 million and less than $0.1 million in related reserves have been established for these loans at March 31, 2021 and December 31, 2020, respectively. The following tables present information regarding the types of loan modifications made for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Residential	—	—	2	—	2
Consumer	—	—	19	—	19
Total	—	—	21	—	21

	Three months ended March 31, 2020
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	1	—	—	—	1
Owner-occupied commercial	1	—	—	—	1
Commercial mortgages	—	1	—	—	1
Residential	—	—	1	1	2
Consumer	—	—	3	2	5
Total	2	1	4	3	10
(1)Other includes underwriting exceptions.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and repayment is reasonably assured. The following table presents loans modified as TDRs during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021		2020
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$—	$—	$20	$20
Owner-occupied commercial	—	—	650	650
Commercial mortgages	—	—	110	110
Residential	167	167	226	226
Consumer	830	830	247	247
Total	$997	$997	$1,253	$1,253
During the three months ended March 31, 2021, the TDRs set forth in the table above resulted in a less than $0.1 million increase in the allowance for credit losses, and no additional charge-offs. For the three months ended March 31, 2020 the TDRs set forth in the table above resulted in a less than $0.1 million increase in the allowance for credit losses and no additional charge-offs. During the three months ended March 31, 2021, no TDRs defaulted that had received troubled debt modification during the past twelve months, compared to no TDRs during the three months ended March 31, 2020. The TDRs set forth in the table above did not occur as a result of the loan forbearance program under the CARES Act.

8. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.

Lessee

The Company's ongoing leases have remaining lease terms of less than 1 year to 41 years, which includes renewal options that are exercised at its discretion. The Company's lease terms to calculate the lease liability and right of use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right of use asset is included in Other liabilities and Other assets, respectively, in the unaudited Consolidated Statement of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the unaudited Consolidated Statement of Financial Condition. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the unaudited Consolidated Statement of Income. The Company accounts for lease components separately from nonlease components. The Company subleases certain real estate to third parties.

The components of operating lease cost were as follows:

	Three months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Operating lease cost (1)	$4,654	$4,550
Sublease income	(107)	(93)
Net lease cost	$4,547	$4,457
(1)Includes variable lease cost and short-term lease cost.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Assets
Right of use assets	$151,957	$150,985
Total assets	$151,957	$150,985

Liabilities
Lease liabilities	$166,410	$166,451
Total liabilities	$166,410	$166,451

Lease term and discount rate
Weighted average remaining lease term (in years)	19.35	19.36
Weighted average discount rate	4.27%	4.26%

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	March 31, 2021
Remaining in 2021	$13,009
2022	17,302
2023	17,418
2024	16,181
2025	16,186
After 2025	183,588
Total lease payments	263,684
Less: Interest	(97,274)
Present value of lease liabilities	$166,410

Supplemental cash flow information related to operating leases was as follows:

	Three months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,382	$4,667

Lessor Equipment Leasing

The Company provides equipment and small business lease financing through its leasing subsidiary, NewLane Finance®. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and fees on loans and leases on the Consolidated Statements of Income. The allowance for credit losses on finance leases is included in (Recovery of) provision for credit losses on the Consolidated Statements of Income.

The components of direct finance lease income are summarized in the table below:

	Three months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Direct financing leases:
Interest income on lease receivable	$4,623	$3,566
Interest income on deferred fees and costs, net	(318)	94
Total direct financing lease net interest income	$4,305	$3,660

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Lease receivables	$299,445	$281,601
Unearned income	(39,179)	(36,669)
Deferred fees and costs	4,671	3,953
Net investment in direct financing leases	$264,937	$248,885

Future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	March 31, 2021
Remaining in 2021	$72,911
2022	84,342
2023	66,683
2024	45,960
2025	25,794
After 2025	3,755
Total lease payments	$299,445

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the three months ended March 31, 2021, management determined based on its qualitative assessment that it is not more likely than not that the fair values of our reporting units are less than their carrying values. No goodwill impairment exists during the three months ended March 31, 2021.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2020	$452,629	$—	$20,199	$472,828
Goodwill adjustments	—	—	—	—
March 31, 2021	$452,629	$—	$20,199	$472,828
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
March 31, 2021
Core deposits	$93,811	$(23,148)	$70,663	10 years
Customer relationships	15,281	(6,919)	8,362	7-15 years
Non-compete agreements	221	(201)	20	5 years
Loan servicing rights(1)	5,511	(2,683)	2,828	10-25 years
Total intangible assets	$114,824	$(32,951)	$81,873
December 31, 2020
Core deposits	$95,711	$(22,727)	$72,984	10 years
Customer relationships	15,281	(6,600)	8,681	7-15 years
Non-compete agreements	221	(190)	31	5 years
Loan servicing rights(2)	5,302	(2,440)	2,862	10-25 years
Total intangible assets	$116,515	$(31,957)	$84,558
(1)Includes reversal of impairment losses of $0.1 million for the three months ended March 31, 2021.
(2)Includes impairment losses of $0.2 million for the year ended December 31, 2020
The Company recognized amortization expense on intangible assets of $2.7 million for the three months ended March 31, 2021, compared to $2.8 million for the three months ended March 31, 2020.
The following table presents the estimated future amortization expense on intangible assets:

(Dollars in thousands)	March 31, 2021
Remaining in 2021	$8,477
2022	11,116
2023	10,964
2024	10,787
2025	10,535
Thereafter	29,994
Total	$81,873

10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Noninterest-bearing:
Noninterest demand	$3,857,610	$3,415,021
Total noninterest-bearing	$3,857,610	$3,415,021

Interest-bearing:
Interest-bearing demand	$2,659,336	$2,635,740
Savings	1,886,222	1,774,332
Money market	2,721,647	2,654,439
Customer time deposits	1,093,984	1,158,845
Brokered deposits	64,901	218,287
Total interest-bearing	8,426,090	8,441,643
Total deposits	$12,283,700	$11,856,664

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
The following table presents the components of net periodic benefit cost related to postretirement medical benefits plan.

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Service cost	$17	$15
Interest cost	13	17
Prior service cost amortization	(19)	(19)
Net gain recognition	(5)	(9)
Net periodic cost (benefit)	$6	$4

Alliance Associate Pension Plan

During the fourth quarter of 2015, the Company completed the acquisition of Alliance Bancorp, Inc. of Pennsylvania (Alliance). At the time of the acquisition, the Company assumed the Alliance pension plan offered to its current Associates. During the fourth quarter of 2018, the Company notified the Alliance pension plan participants, the Internal Revenue Service (IRS), and the Pension Benefit Guaranty Corporation (PBGC) of its intention to terminate the plan, and received IRS and PBGC approval in the first quarter of 2020. The Company completed the termination and contributed $0.5 million to the plan to settle the obligation in June 30, 2020.
The following table presents the components of net periodic benefit cost related to the Alliance Associate Pension Plan. There was no net periodic benefit cost during the three months ended March 31, 2021.

Three months ended
(Dollars in thousands)	March 31, 2020
Service cost	$10
Interest cost	63
Expected return on plan assets	(117)
Net periodic cost (benefit)	$(44)

Beneficial Associate Pension and other postretirement benefits plans
On March 1, 2019, the Company closed its acquisition of Beneficial Bancorp, Inc. (Beneficial). At the time of the acquisition, the Company assumed the pension plan covering certain eligible Beneficial Associates. The plan was frozen in 2008. The following table presents the components of net periodic benefit cost related to the Beneficial pension benefits and other postretirement benefit plans.

	Three months ended March 31, 2021
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
Service cost	$—	$14
Interest cost	530	77
Expected return on plan assets	(1,705)	—
Prior service cost amortization	—	(3)
Net loss (gain) recognition	6	—
Net periodic (benefit) cost	$(1,169)	$88

	Three months ended March 31, 2020
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
Service cost	$—	$28
Interest cost	715	138
Expected return on plan assets	(1,594)	—
Net loss (gain) recognition	1	(15)
Net periodic (benefit) cost	$(878)	$151

12. INCOME TAXES
There were no unrecognized tax benefits as of March 31, 2021. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2017 through 2020 tax years are subject to examination as of March 31, 2021. The Company does not expect to record or realize any material unrecognized tax benefits during 2021.
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

Section 2303(b) of the CARES Act provides the Company with an opportunity to carry back net operating losses (NOLs) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has such NOLs reflected on its balance sheet as a portion of its current tax receivables, which were previously valued at the federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. Consequently, effective March 31, 2020, the Company has revalued the benefit from its NOLs to reflect a 35% tax rate, which resulted in the recognition of an additional $1.8 million income tax benefit and deferred tax asset on the Company's Consolidated Statements of Financial Condition.
The amortization of the low-income housing credit investments has been reflected as income tax expense of $0.9 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the three months ended March 31, 2021 were $0.9 million, $0.9 million and $0.2 million, respectively. The carrying value of the investment in affordable housing credits is $25.7 million at March 31, 2021, compared to $26.6 million at December 31, 2020.

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

The following tables present financial instruments carried at fair value as of March 31, 2021 and December 31, 2020 by level in the valuation hierarchy (as described above):

	March 31, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$554,436	$—	$554,436
FNMA MBS	—	1,998,045	—	1,998,045
FHLMC MBS	—	190,453	—	190,453
GNMA MBS	—	25,835	—	25,835
GSE agency notes	—	219,116	—	219,116
Other assets	—	11,439	—	11,439
Total assets measured at fair value on a recurring basis	$—	$2,999,324	$—	$2,999,324

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,912	$22,871	$26,783

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$10,227	$10,227
Other real estate owned	—	—	2,068	2,068
Loans held for sale	—	155,447	—	155,447
Total assets measured at fair value on a nonrecurring basis	$—	$155,447	$12,295	$167,742

	December 31, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$471,325	$—	$471,325
FNMA MBS	—	1,598,970	—	1,598,970
FHLMC MBS	—	202,893	—	202,893
GNMA MBS	—	23,762	—	23,762
GSE agency notes	—	232,107	—	232,107
Other assets	—	14,448	—	14,448
Total assets measured at fair value on a recurring basis	$—	$2,543,505	$—	$2,543,505

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$8,218	$24,039	$32,257

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$9,541	$9,541
Other real estate owned	—	—	3,061	3,061
Loans held for sale	—	197,541	—	197,541
Total assets measured at fair value on a nonrecurring basis	$—	$197,541	$12,602	$210,143

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
Other investments
Other investments includes equity investments without readily determinable fair values and equity method investments, which are both categorized as Level 3. The Company’s equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period and its equity method investments are initially recorded at cost based on the Company’s percentage ownership in the investee, and are adjusted to reflect the recognition of the Company’s proportionate share of income or loss of the investee based on the investee’s earnings.
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
Loans and leases
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans and leases are segregated by portfolio segments. For loans that reprice frequently, the book value approximates fair value. The fair values of other types of loans, with the exception of reverse mortgages, are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair values of reverse mortgages are based on the net present value of the expected cash flows using a discount rate specific to the reverse mortgages portfolio. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral, if the loan is collateral dependent. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are used if appraisals are not available. This technique does contemplate an exit price.
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $12.8 million at both March 31, 2021 and December 31, 2020, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
Accrued interest payable
The carrying amounts of interest payable approximate fair value.
Other liabilities
Other liabilities include the fair value of interest rate products, derivatives on the residential mortgage held for sale loan pipeline, and derivative related to the sale of certain Visa Class B common shares (see discussion in “Fair Value of Financial Assets and Liabilities” section above).
Assets measured at fair value using significant unobservable inputs (Level 3)
The following table provides a description of the valuation technique and significant unobservable inputs for the Company's assets classified as Level 3 and measured at fair value on a nonrecurring basis:

March 31, 2021
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$10,227	Observed market comparable transactions	Period of observed transactions	July 2020
Other real estate owned	2,068	Fair market value of collateral	Costs to sell	10.0%
Other liabilities	22,871	Discounted cash flow	Timing of the resolution of the Visa litigation	2.50 - 7.50 years (5.25 years or 4Q 2025)

The book value and estimated fair value of the Company's financial instruments are as follows:

		March 31, 2021		December 31, 2020
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$2,064,161	$2,064,161	$1,654,735	$1,654,735
Investment securities available-for-sale	Level 2	2,987,885	2,987,885	2,529,057	2,529,057
Investment securities held-to-maturity, net	Level 2	103,523	107,629	111,741	116,421
Other investments	Level 3	10,227	10,227	9,541	9,541
Loans, held for sale	Level 2	155,447	155,447	197,541	197,541
Loans and leases, net(1)	Level 3	8,373,766	8,550,651	8,795,935	9,130,003
Stock in FHLB of Pittsburgh	Level 2	5,506	5,506	5,771	5,771
Accrued interest receivable	Level 2	43,159	43,159	44,335	44,335
Other assets	Level 2	11,439	11,439	14,448	14,448
Financial liabilities:
Deposits	Level 2	12,283,700	12,292,473	11,856,664	11,868,897
Borrowed funds	Level 2	335,201	323,927	340,641	340,106
Standby letters of credit	Level 3	552	552	630	630
Accrued interest payable	Level 2	4,153	4,153	1,450	1,450
Other liabilities	Levels 2, 3	26,783	26,783	32,257	32,257
 (1) Includes reverse mortgage loans.
At March 31, 2021 and December 31, 2020 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of March 31, 2021.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives not designated as hedging instruments:
Interest rate products	$58,287	Other assets	$3,464
Interest rate products	58,287	Other liabilities	(3,702)
Risk participation agreements	4,333	Other liabilities	(6)
Interest rate lock commitments with customers	253,235	Other assets	4,889
Interest rate lock commitments with customers	14,433	Other liabilities	(144)
Forward sale commitments	259,014	Other assets	3,086
Forward sale commitments	19,755	Other liabilities	(60)
Financial derivatives related to sales of certain Visa Class B shares	113,177	Other liabilities	(22,871)
Total derivatives	$780,521		$(15,344)

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
In April 2020, the Company terminated its three interest rate derivatives that were designated as cash flow hedges for a net gain of $1.3 million. At this point, hedge accounting was discontinued, and the net gain was recognized in accumulated other comprehensive income (loss). Once a cash flow hedge is discontinued, the net gain or loss that remains in accumulated comprehensive income (loss) is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continues to be probable, the $1.3 million net gain will be recognized into earnings on a straight-line basis over each derivative's original contract term. During the next twelve months, the Company estimates that $0.4 million will be reclassified as an increase to interest income. During the three months ended March 31, 2021, $0.1 million was reclassified into interest income.
The table below presents the effect of the cash flow hedges on the unaudited Consolidated Statements of Income for three months ended March 31, 2020.

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended March 31,
Derivatives in cash flow hedging relationships	2020
Interest rate products	$1,585	Interest income
Total	$1,585

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
At March 31, 2021 and December 31, 2020, there were 239 and 234 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $1.1 billion at March 31, 2021 compared to $1.1 billion at December 31, 2020. At March 31, 2021, the swap transactions remaining maturities ranged from under 1 year to 15 years. At March 31, 2021, 182 of these customer swaps were in a paying position to third parties for $43.6 million, with our swap guarantees having a fair value of $12.8 million. At December 31, 2020, 231 of these customer swaps were in a paying position to third parties for $81.6 million, with our swap guarantees having a fair value of $12.8 million. However, for both periods, none of the Company's customers were in default of the swap agreements.

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
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three months ended March 31, 2021 and March 31, 2020.

	Amount of Gain or (Loss) Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2021	2020
Interest rate lock commitments with customers	$(3,264)	$3,049	Mortgage banking activities, net
Forward sale commitments	6,123	(4,045)	Mortgage banking activities, net
Total	$2,859	$(996)

Credit-risk-related Contingent Features
The Company has agreements with certain derivative counterparties that contain a provision under which, if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $6.8 million in securities and $7.0 million in cash against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at the termination value.

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
The WSFS Bank segment provides financial products to commercial and retail customers. Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS Bank. These departments share the same regulator, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Accordingly, these departments are not considered discrete segments and are appropriately aggregated in the WSFS Bank segment.
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
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. WSFS Wealth® Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS, comprised of WSFS Institutional Services® and Christiana Trust DE, provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. Christiana Trust DE also provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.

The following tables show segment results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$119,131	$—	$2,150	$121,281	$131,309	$—	$2,546	$133,855
Noninterest income	23,348	9,702	14,772	47,822	18,072	11,679	11,096	40,847
Total external customer revenues	142,479	9,702	16,922	169,103	149,381	11,679	13,642	174,702
Inter-segment revenues:
Interest income	844	269	2,695	3,808	1,943	—	2,849	4,792
Noninterest income	3,695	286	401	4,382	2,907	229	173	3,309
Total inter-segment revenues	4,539	555	3,096	8,190	4,850	229	3,022	8,101
Total revenue	147,018	10,257	20,018	177,293	154,231	11,908	16,664	182,803
External customer expenses:
Interest expense	6,904	—	192	7,096	16,747	—	958	17,705
Noninterest expenses	80,544	7,298	7,777	95,619	73,085	8,223	7,188	88,496
(Recovery of) provision for credit losses	(19,593)	—	(567)	(20,160)	55,034	—	1,612	56,646
Total external customer expenses	67,855	7,298	7,402	82,555	144,866	8,223	9,758	162,847
Inter-segment expenses:
Interest expense	2,964	180	664	3,808	2,849	954	989	4,792
Noninterest expenses	687	1,087	2,608	4,382	402	741	2,166	3,309
Total inter-segment expenses	3,651	1,267	3,272	8,190	3,251	1,695	3,155	8,101
Total expenses	71,506	8,565	10,674	90,745	148,117	9,918	12,913	170,948
Income before taxes	$75,512	$1,692	$9,344	$86,548	$6,114	$1,990	$3,751	$11,855
Income tax provision				21,407				1,288
Consolidated net income				65,141				10,567
Net loss attributable to noncontrolling interest				59				(360)
Net income attributable to WSFS				$65,082				$10,927
Supplemental Information
Capital expenditures for the period ended	$1,270	$—	$—	$1,270	$2,282	$211	$38	$2,531

The following table shows significant components of segment net assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$1,627,674	$423,406	$13,081	$2,064,161	$1,246,394	$397,878	$10,463	$1,654,735
Goodwill	452,629	—	20,199	472,828	452,629	—	20,199	472,828
Other segment assets	11,952,186	7,576	233,701	12,193,463	11,963,345	6,997	236,009	12,206,351
Total segment assets	$14,032,489	$430,982	$266,981	$14,730,452	$13,662,368	$404,875	$266,671	$14,333,914

16. COMMITMENTS AND CONTINGENCIES
Secondary Market Loan Sales
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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no repurchases during the three months ended March 31, 2021 and 2020.
Unfunded Lending Commitments
At March 31, 2021 and December 31, 2020, the allowance for credit losses of unfunded lending commitments were $8.9 million and $8.2 million, respectively. A provision for unfunded lending commitments of $0.6 million was recognized during the three months ended March 31, 2021, and a credit for unfunded lending commitments of $0.2 million was recognized during the three months ended March 31, 2020.

17. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income includes unrealized gains and losses on available-for-sale investments, unrealized gains and losses on cash flow hedges, as well as unrecognized prior service costs, transition costs, and actuarial gains and losses on defined benefit pension plans. Changes to accumulated other comprehensive (loss) income are presented, net of tax, as a component of stockholders’ equity. Amounts that are reclassified out of accumulated other comprehensive (loss) income are recorded on the unaudited Consolidated Statement of Income either as a gain or loss.
Changes to accumulated other comprehensive (loss) income by component are shown, net of taxes, in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, December 31, 2020	$59,882	$276	$(4,788)	$646	$(9)	$56,007
Other comprehensive (loss) income before reclassifications	(69,589)	—	—	—	273	(69,316)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(250)	(16)	(16)	(111)	—	(393)
Net current-period other comprehensive (loss) income	(69,839)	(16)	(16)	(111)	273	(69,709)
Balance, March 31, 2021	$(9,957)	$260	$(4,804)	$535	$264	$(13,702)

Balance, December 31, 2019	$26,927	$468	$(3,317)	$(577)	$—	$23,501
Other comprehensive income before reclassifications	46,036	—	36	1,585	—	47,657
Less: Amounts reclassified from accumulated other comprehensive income	(527)	(65)	(32)	—	—	(624)
Net current-period other comprehensive income (loss)	45,509	(65)	4	1,585	—	47,033
Balance, March 31, 2020	$72,436	$403	$(3,313)	$1,008	$—	$70,534
(1)Cash flow hedges were terminated as of April 1, 2020

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income as shown in the tables below:

	Three Months Ended March 31,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2021	2020
Securities available for sale:
Realized gains on securities transactions	$(329)	$(693)	Securities gains, net
Income taxes	79	166	Income tax provision
Net of tax	$(250)	$(527)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(21)	$(85)	Interest and dividends on investment securities
Income taxes	5	20	Income tax provision
Net of tax	$(16)	$(65)
Amortization of defined benefit pension plan-related items:
Prior service credits	$(22)	$(19)
Actuarial losses (gains)	1	(23)
Total before tax	$(21)	$(42)	Salaries, benefits and other compensation
Income taxes	5	10	Income tax provision
Net of tax	$(16)	$(32)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	$(146)	$—	Interest and fees on loans and leases
Income taxes	35	—	Income tax provision
Net of tax	$(111)	$—
Total reclassifications	$(393)	$(624)

18. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time the Company enters into transactions with related parties, including, but not limited to, its officers and directors. These transactions are made on substantially the same terms and conditions, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to the Company. Any related party loans exceeding $0.5 million require review and approval by the Board of Directors. There were no loans originated to related parties exceeding $0.5 million during the three months ended March 31, 2021 and 2020, respectively.
The outstanding balances of loans to related parties at March 31, 2021 and December 31, 2020 were $0.2 million for both periods. Total deposits from related parties at March 31, 2021 and December 31, 2020 were $7.1 million and $8.3 million, respectively. During the first quarter of 2021, there were no new loan and credit line advances to related parties and repayments were less than $0.1 million.
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
20. SUBSEQUENT EVENTS
The Company evaluated subsequent events in accordance with ASC Topic 855 and determined that the following qualifies as a non-recognized subsequent event:
Repayment of the 2016 Senior Notes
On May 7, 2021, the WSFS Board of Directors approved the Company's repayment of $100.0 million of senior notes due 2026 (the 2016 senior notes). The 2016 senior notes mature on June 15, 2026 and have a fixed coupon rate of 4.50% from issuance to but excluding June 15, 2021 and a variable coupon rate of three month LIBOR plus 3.30% from June 15, 2021 until maturity. The 2016 senior notes may be redeemed beginning on June 15, 2021 at 100% of principal plus accrued and unpaid interest. During the second quarter of 2021, the Company expects to incur additional interest expense of $1.1 million to recognize the remaining unamortized debt issuance costs associated with the 2016 senior notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $14.7 billion in assets and $24.7 billion in assets under management (AUM) and assets under administration (AUA) at March 31, 2021, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Delaware and Greater Philadelphia region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 189 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
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
Our banking business had a total loan and lease portfolio of $8.6 billion as of March 31, 2021, which was funded primarily through commercial relationships and retail and customer generated deposits. We have built a $6.8 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services through our branches and WSFS Mortgage®. WSFS Mortgage® is a mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business is conducted by NewLane Finance®. NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers insurance through its subsidiary, Prime Protect, which commenced operations during the fourth quarter of 2020.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide in the U.S. Cash Connect® manages over $1.7 billion in total cash and services approximately 28,100 non-bank ATMs and approximately 4,900 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports 625 branded ATMs for WSFS Bank Customers, which has one of the largest branded ATM networks in our market.
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Combined, these businesses had $24.7 billion of AUM and AUA at March 31, 2021. WSFS Wealth® Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS, comprised of WSFS Institutional Services®, and Christiana Trust DE provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. Christiana Trust DE also provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management businesses to provide comprehensive solutions to clients.
As of March 31, 2021, we service our customers primarily from 111 offices located in Pennsylvania (51), Delaware (42), New Jersey, (16), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile app.

Highlights for First Quarter 2021
Results through the first quarter of 2021 and other notable items include the following:
•On March 9, 2021, WSFS signed an Agreement and Plan of Merger (the Merger Agreement) with Bryn Mawr Bank Corporation (Bryn Mawr), a Pennsylvania corporation and the parent holding company of The Bryn Mawr Trust Company, a Pennsylvania chartered bank and wholly owned subsidiary of Bryn Mawr (Bryn Mawr Bank). Under the terms and subject to the conditions of the Merger Agreement, among other things, (i) Bryn Mawr will merge with and into WSFS, with WSFS continuing as the surviving corporation (the Merger), and (ii) simultaneously with the Merger, Bryn Mawr Bank will merge with and into WSFS Bank, with WSFS Bank continuing as the surviving bank. The Merger is subject to customary conditions and regulatory approvals, and is currently expected to close early in the fourth quarter of 2021. We recorded $1.8 million of corporate development and restructuring expense primarily related to the pending Merger during the first quarter of 2021.
•We recorded a reduction in the allowance for credit losses (ACL) of $24.0 million during the three months ended March 31, 2021 as a result of continued improving credit trends and economic forecasts.
•We continued to participate in the regulatory relief programs offered as a result of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended, including the Paycheck Protection Program (PPP). Activity during the first quarter of 2021 included the following:
◦Support for nearly $300 million of second round PPP loans to over 1,800 WSFS and non-WSFS Customers, which generated $2.2 million of referral fees during the first quarter of 2021 through our partnership with third party providers.
◦Loan forgiveness for first round PPP loans of $231.4 million. As of March 31, 2021, there was $526.8 million of PPP loans in our loan portfolio.
◦See "Financial Condition, Capital Resources and Liquidity - Financial Condition" and "Recent Regulatory Developments" for further details on PPP.
•We were ranked number 10 on the Forbes 12th Annual America's Best Banks list and received The Gallup Exceptional Workplace Award for the fifth time.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Total assets increased $396.5 million to $14.7 billion at March 31, 2021 compared to December 31, 2020. This increase is primarily comprised of the following:
•Investment securities, available-for-sale increased $458.8 million during the three months ended March 31, 2021 primarily due to $748.3 million in purchases partially offset by repayments of $185.0 million, decreased market-values on available-for-sale securities of $69.8 million and sales of $9.3 million.
•Cash and cash equivalents increased $409.4 million, primarily reflecting excess cash held due to increased deposits related to PPP loans, additional government stimulus and reduced levels of customer spending.
•Net loans and leases, excluding loans held for sale, decreased $422.2 million, reflecting a $231.4 million decline in PPP loans due to forgiveness of round one PPP loans, a $203.5 million decline in residential and commercial real estate loans, primarily due to non-relationship run-off portfolios primarily acquired from the Beneficial acquisition, and lower commercial loan demand resulting from higher levels of borrower liquidity. Our allowance for credit losses decreased by $24.0 million due to positive economic developments in our forecasts and improved credit quality metrics with declines in our problem assets, nonperforming assets and delinquencies.
•Loans held for sale decreased $42.1 million during the three months ended March 31, 2021 driven by a large commercial loan sale and a combination of lower origination volume and higher loans sales in our mortgage banking business during the quarter.

Total liabilities increased $417.6 million to $13.0 billion at March 31, 2021 compared to December 31, 2020. This increase is primarily comprised of the following:
•Total deposits increased by $427.0 million, primarily due to an increase in customer funding, reflecting elevated deposits from our Customers who received PPP loans, the impact of government stimulus checks and reduced levels of customer spending during the COVID-19 pandemic. The ratio of loans to customer deposits was 70% at March 31, 2021 reflecting significant liquidity capacity.
•FHLB advances decreased $6.6 million due to maturities during the first quarter of 2021.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited)."
Capital Resources
Stockholders’ equity of WSFS decreased $21.1 million between December 31, 2020 and March 31, 2021. This decrease was primarily due to $69.8 million from the effect of decreased market-values on available-for-sale securities, $12.0 million for the repurchases of 267,309 shares of common stock under our stock repurchase plan, and the payment of dividends on our common stock of $5.7 million. These decreases were partially offset by $65.1 million of income attributable to WSFS for the three months ended March 31, 2021.
During the first quarter of 2021, our Board of Directors approved a quarterly cash dividend of $0.13 per share of common stock, an 8% increase from our cash dividend in the fourth quarter of 2020. This dividend will be paid on May 21, 2021 to stockholders of record as of May 7, 2021.
Book value per share of common stock was $37.27 at March 31, 2021, a decrease of $0.25 from $37.52 at December 31, 2020. Tangible book value per share of common stock (a non-GAAP financial measure) was $25.60 at March 31, 2021, a decrease of $0.25 from $25.85 at December 31, 2020. These decreases in both GAAP and non-GAAP financial measures are due to the reasons described above. We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."
The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of March 31, 2021:

	Consolidated Capital		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$1,472,002	14.46%	$814,528	8.00%	$1,018,161	10.00%
WSFS Financial Corporation	1,457,952	14.28	816,913	8.00	1,021,141	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,343,903	13.20	610,896	6.00	814,528	8.00
WSFS Financial Corporation	1,329,485	13.02	612,684	6.00	816,913	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,343,903	13.20	458,172	4.50	661,804	6.50
WSFS Financial Corporation	1,264,485	12.38	459,513	4.50	663,741	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,343,903	9.82	547,307	4.00	509,080	5.00
WSFS Financial Corporation	1,329,485	9.71	547,769	4.00	684,711	5.00

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
As shown in the table above, as of March 31, 2021, the Bank and the Company were in compliance with regulatory capital requirements and exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, the Company separately held $223.8 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
As part of our adoption of CECL in 2020, we elected the Implementation and Transition of the Current Expected Credit Losses Methodology for Allowances and Related Adjustments to the Regulatory Capital Rule and Conforming Amendments to Other Regulations, which permits the Company to phase in the day-one adverse effects on regulatory capital that may result from the adoption of CECL over a three-year period. In addition, the final rule revises the agencies' regulatory capital rule, stress testing rules, and regulatory disclosure requirements to reflect CECL, and makes conforming amendments to other regulations that reference allowance for credit losses.

As a result of the three-year period phase-in related to our CECL adoption, the impact (by bps) to our capital ratios were as follows:

	March 31, 2021
(Dollars in thousands)	As Reported	Proforma(1)	CECL Impact
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	14.46%	14.61%	(0.15)%
WSFS Financial Corporation	14.28	14.43	(0.15)
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	13.20	13.35	(0.15)
WSFS Financial Corporation	13.02	13.17	(0.15)
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	13.20	13.35	(0.15)
WSFS Financial Corporation	12.38	12.54	(0.16)
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	9.82	9.92	(0.10)
WSFS Financial Corporation	9.71	9.81	(0.10)
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
During the three months ended March 31, 2021, cash, cash equivalents and restricted cash increased $409.4 million to $2.1 billion from $1.7 billion as of December 31, 2020. Cash provided by operating activities was $69.7 million, primarily reflecting the cash impact of earnings and a $29.1 million increase in net activity for loans held for sale, partially offset by the recovery of credit losses in our ACL of $20.2 million during the three months ended March 31, 2021. Cash used in investing activities was $64.1 million primarily due to net purchases of debt securities of $563.3 million, partially offset by $481.3 million from decreased lending activity related to PPP loan forgiveness and proceeds of $9.3 million from sales of debt securities. Cash provided by financing activities was $403.9 million, primarily due to a $428.1 million net increase in deposits, as a result of the increase in customer funding discussed above, partially offset by $12.0 million for repurchases of common stock under the previously announced stock repurchase plan, $6.6 million for repayment of FHLB advances, and common stock dividends of $5.7 million.

NONPERFORMING ASSETS
Nonperforming assets include nonaccruing loans, other real estate owned (OREO) and restructured loans. Nonaccruing loans are those on which we no longer accrue interest. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Nonaccruing loans:
Commercial and industrial	$20,637	$13,816
Owner-occupied commercial	4,024	5,360
Commercial mortgages	1,642	17,175
Residential	3,173	3,247
Consumer	2,316	2,310
Total nonaccruing loans	31,792	41,908
Other real estate owned	2,068	3,061
Restructured loans(1)(6)	15,684	15,539
Total nonperforming assets	$49,544	$60,508
Past due loans:
Commercial	$436	$5,634
Residential	750	25
Consumer (2)	6,492	11,035
Total past due loans	$7,678	$16,694
Ratio of allowance for credit losses to total loans and leases(3)	2.36%	2.51%
Ratio of nonaccruing loans to total gross loans and leases(4)	0.37	0.46
Ratio of nonperforming assets to total assets	0.34	0.42
Ratio of allowance for credit losses to nonaccruing loans	644	546
Ratio of allowance for credit losses to total nonperforming assets(5)	413	378
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

Nonperforming assets decreased $11.0 million between December 31, 2020 and March 31, 2021. This decrease was primarily the result of the payoff of one commercial relationship totaling approximately $15.1 million and continued collection activity, including monthly payments and a few modest payoffs. This decrease was partially offset by the move to non-accrual of one commercial relationship totaling approximately $5.6 million (net of a $3.3 million charge-off). The ratio of nonperforming assets to total assets decreased from 0.42% at December 31, 2020 to 0.34% at March 31, 2021.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Beginning balance	$60,508	$39,808
Additions	13,317	6,674
Collections	(19,604)	(5,604)
Transfers to accrual	(28)	—
Charge-offs	(4,649)	(2,733)
Ending balance	$49,544	$38,145
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
In response to the COVID-19 pandemic, the CARES Act was enacted to provide certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and automatic forbearance. During 2020, we put significant effort into evaluating the needs of our Customers and offering targeted relief through loan modifications, most of which were short-term in duration. At March 31, 2021 and December 31, 2020, COVID-19 related loan modifications were $110.9 million and $114.8 million, respectively.

INTEREST RATE SENSITIVITY

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. In response to the pandemic, in March 2020 the FOMC lowered the range 150 basis points to 0 to 1/4 percent. The FOMC recently indicated that the target range will remain at this level for some time, but the FOMC is not locked into this result. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.

Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At March 31, 2021, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $2.0 billion. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 135.63% at March 31, 2021 compared with 133.10% at December 31, 2020. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 13.26% at March 31, 2021 compared with 13.07% at December 31, 2020.

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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	22.3%	19.89%	19.7%	19.10%
+200	14.7%	19.52%	13.1%	18.69%
+100	7.2%	19.08%	6.5%	18.05%
+50	3.5%	18.28%	3.2%	17.59%
+25	1.7%	18.23%	1.5%	17.32%
—	—%	18.15%	—%	17.04%
-25	(1.4)%	17.93%	(1.5)%	16.62%
-50	(2.0)%	17.62%	(2.1)%	16.20%
-100	(3.3)%	16.80%	(2.8)%	15.16%
'-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF
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

RESULTS OF OPERATIONS
Net income for the three months ended March 31, 2021 was $65.1 million, compared to $10.9 million for the three months ended March 31, 2020.
•Net interest income decreased $2.0 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a lower interest rate environment and a decrease in purchase accounting accretion, partially offset by PPP income. See “Net Interest Income” for further information.
•Our (recovery of) provision for credit losses for the three months ended March 31, 2021 decreased $76.8 million compared to the three months ended March 31, 2020, primarily due to positive economic outlook from our ACL modeling and improved credit quality metrics reflecting overall declines in problem assets, nonperforming assets and delinquencies. See “Allowance for Credit Losses” for further information.
•Noninterest income for the three months ended March 31, 2021 increased $7.0 million compared to the three months ended March 31, 2020, primarily due to the higher revenues generated through our mortgage banking business, trust services and other banking fees in the current period compared to the prior period, partially offset by lower interchange fees from the impact of the Durbin Amendment on the first quarter of 2021 results. See “Noninterest Income” for further information.
•Noninterest expense increased $7.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to increases in salaries and benefits, equipment expense and net corporate development and restructuring costs, partially offset by lower other operating expenses. See “Noninterest Expense” for further information.
•Income tax provision for the three months ended March 31, 2021 increased $20.1 million compared to the three months ended March 31, 2020, primarily due to the $74.7 million increase in pre-tax income.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended March 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial real estate loans	$2,803,378	$29,191	4.22%	$2,808,867	$34,292	4.91%
Residential loans	734,593	12,864	7.00	992,408	13,541	5.46
Commercial loans and leases	4,138,034	52,620	5.16	3,533,626	55,693	6.35
Consumer loans	1,159,588	12,836	4.49	1,130,223	14,935	5.31
Loans held for sale	161,287	1,341	3.37	69,884	741	4.26
Total loans and leases	8,996,880	108,852	4.91	8,535,008	119,202	5.62
Mortgage-backed securities(3)	2,507,910	10,704	1.71	1,959,637	13,219	2.70
Investment securities(3)	336,410	1,449	1.98	131,121	926	3.40
Other interest-earning assets	1,103,632	276	0.10	76,356	508	2.68
Total interest-earning assets	12,944,832	$121,281	3.81%	10,702,122	$133,855	5.04%
Allowance for credit losses	(226,911)			(85,055)
Cash and due from banks	114,725			139,836
Cash in non-owned ATMs	393,964			335,434
Bank-owned life insurance	32,155			30,154
Other noninterest-earning assets	997,444			1,037,033
Total assets	$14,256,209			$12,159,524
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,572,325	$618	0.10%	$2,085,229	$1,897	0.37%
Money market	2,682,219	854	0.13	2,152,986	4,090	0.76
Savings	1,830,781	150	0.03	1,574,215	1,744	0.45
Customer time deposits	1,117,191	2,377	0.86	1,305,432	5,655	1.74
Total interest-bearing customer deposits	8,202,516	3,999	0.20	7,117,862	13,386	0.76
Brokered deposits	136,957	497	1.47	230,423	1,251	2.18
Total interest-bearing deposits	8,339,473	4,496	0.22	7,348,285	14,637	0.80
Federal Home Loan Bank advances	736	5	2.76	170,058	830	1.96
Trust preferred borrowings	67,011	324	1.96	67,011	586	3.52
Senior debt	246,654	2,266	3.67	98,627	1,179	4.78
Other borrowed funds(4)	19,656	5	0.10	148,256	473	1.28
Total interest-bearing liabilities	8,673,530	$7,096	0.33%	7,832,237	$17,705	0.91%
Noninterest-bearing demand deposits	3,490,831			2,166,510
Other noninterest-bearing liabilities	322,296			326,185
Stockholders’ equity	1,771,822			1,835,501
Noncontrolling interest	(2,270)			(909)
Total liabilities and stockholders’ equity	$14,256,209			$12,159,524
Excess of interest-earning assets over interest-bearing liabilities	$4,271,302			$2,869,885
Net interest and dividend income		$114,185			$116,150
Interest rate spread			3.48%			4.13%
Net interest margin			3.59%			4.38%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

During the three months ended March 31, 2021, net interest income decreased $2.0 million from the three months ended March 31, 2020 primarily due to the lower rate environment and a $2.9 million decrease in purchase accounting accretion, partially offset by $9.4 million of net interest income from PPP loans which included $7.8 million of fee accretion mainly related to loan forgiveness. Net interest margin was 3.59% for the first quarter of 2021, a 79 basis point decrease compared to 4.38% for the first quarter of 2020 reflecting 39 bps from the significant short-term liquidity increase in customer deposits, a 36 bps net decline from the lower interest rate environment and balance sheet mix, and 16 bps from lower purchase accounting accretion, partially offset by a 12 bps increase from the impact of PPP loans.
Allowance for Credit Losses
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
During the three months ended March 31, 2021, we recorded a recovery of credit losses of $20.2 million, a net change of $76.8 million as compared with the provision for credit losses of $56.6 million for the three months ended March 31, 2020. This improvement reflects the positive economic outlook from our ACL modeling and improved credit quality metrics reflecting overall declines in problem assets, nonperforming assets and delinquencies.
The allowance for credit losses decreased to $204.8 million at March 31, 2021 from $228.8 million at December 31, 2020, primarily due to the $20.2 million recovery of credit losses during the three months ended March 31, 2021, as described above. The ratio of allowance for credit losses to total loans and leases was 2.36% at March 31, 2021 and 2.51% at December 31, 2020. During the three months ended March 31, 2021, net charge-offs totaled $3.8 million, compared to $1.0 million during the three months ended March 31, 2020. The ratio of net charge-offs to average gross loans net of unearned income, which excludes loans held for sale and reverse mortgages, was 0.18% (annualized) and 0.09% at March 31, 2021 and December 31, 2020, respectively.
See Note 7 to the unaudited Consolidated Financial Statements and Nonperforming Assets above for further information.
Noninterest Income
During the three months ended March 31, 2021, noninterest income was $47.8 million, an increase of $7.0 million from $40.8 million during the three months ended March 31, 2020. This increase includes a $5.1 million increase in mortgage banking activities due to improved secondary market conditions and increased volume from refinancings resulting from the lower interest rate environment, an increase of $3.3 million in Investment management and fiduciary revenue driven by trust services revenue, and $2.2 million of referral fees related to new PPP loans to be originated in 2021 (known as PPP 2.0) in the current period. Partially offsetting these increases was a $4.6 million decrease in Credit/debit card and ATM income primarily due to a reduction in interchange fees of $2.7 million resulting from the Durbin amendment (effective on July 1, 2020) and a $2.0 million decrease in Cash Connect® driven by the lower interest rate environment compared to the prior period.
For further information, see Note 3 to the unaudited Consolidated Financial Statements.
Noninterest Expense
Noninterest expense for the three months ended March 31, 2021 was $95.6 million, an increase of $7.1 million from $88.5 million for the three months ended March 31, 2020. The increase was primarily due to a $7.8 million increase in Salaries, benefits and other compensation as a result of higher salaries and incentive compensation due to franchise growth, and a $2.4 million increase in Equipment expense due to higher third-party software expenses related to our ongoing delivery transformation initiatives. We also incurred $0.5 million of higher net corporate development and restructuring costs as compared to the prior period driven by increased costs primarily related to our pending Merger with Bryn Mawr. These increases were partially offset by a $5.8 million decrease in Other operating expenses that included a $3.0 million contribution to the WSFS Community Foundation in the prior year.

Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $21.4 million during the three months ended March 31, 2021 compared to income tax expense of $1.3 million for the same period in 2020.
Our effective tax rate was 24.7% for the three months ended March 31, 2021 compared to 10.9% for the same period in 2020. The effective tax rate for the three months ended March 31, 2021 increased primarily due to the $1.8 million in tax benefits recognized during the three months ended March 31, 2020 related to tax law changes contained in the CARES Act, related to the ability to carry back certain acquired net operating losses to prior years where the statutory tax rate was higher than the current statutory tax rate. Further, we incurred $0.4 million of tax expense related to acquisition costs during the three months ended March 31, 2021 whereas none were incurred in the comparable quarter in 2020.
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
Contractual Obligations
Our contractual obligations at March 31, 2021 did not significantly change from our contractual obligations at December 31, 2020, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

(Dollars and share amounts in thousands, except per share amounts)	March 31, 2021	December 31, 2020
Stockholders’ equity of WSFS	$1,770,641	$1,791,726
Less: Goodwill and other intangible assets	554,701	557,386
Tangible common equity (numerator)	$1,215,940	$1,234,340
Shares of common stock outstanding (denominator)	47,502	47,756
Book value per share of common stock	$37.27	$37.52
Goodwill and other intangible assets	11.67	11.67
Tangible book value per share of common stock	$25.60	$25.85

CRITICAL ACCOUNTING ESTIMATES
The preparation of the unaudited Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for credit losses, business combinations, deferred taxes, fair value measurements and goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2021, it is possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting estimates at March 31, 2021 did not significantly change from our critical accounting estimates at December 31, 2020, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at March 31, 2021 did not significantly change from our recent regulatory developments at December 31, 2020, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as noted below.
Paycheck Protection Program (PPP)
On March 27, 2020, the CARES Act was enacted, providing wide ranging economic relief for individuals and businesses impacted by COVID-19. These economic relief initiatives included creating and appropriating funds to the PPP to provide for forgivable loans to smaller businesses that use the proceeds of the loans for payroll and certain other qualifying expenses. Subsequent legislation appropriated further funds to the PPP for PPP 2.0 loans and permitted certain PPP borrowers to receive “second draw” loans. Subsequently, the American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021.

In January 2021, WSFS Bank began participating in the PPP 2.0 by outsourcing the processing and servicing of PPP 2.0 loans to third party providers. In the first quarter of 2021, these referrals to third party providers led to nearly $300 million in PPP 2.0 loans to over 1,800 WSFS Customer and non-Customer borrowers and generated $2.2 million of referral fees for WSFS Bank. The PPP 2.0 loans are not originated on our balance sheet; however, the resulting deposits from our Customers obtaining PPP 2.0 loans from other originating lenders affect our financial condition.

Transition from London Inter-Bank Offered Rate (LIBOR)

On March 5, 2021, the United Kingdom Financial Conduct Authority (FCA), which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR), the publication of which will end on December 31, 2021). Additionally, on April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of an alternative reference rate, the Secured Overnight Funding Rate (SOFR), in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued. The Federal Reserve and other federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable.

Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are indexed to LIBOR. As of March 31, 2021, the Company had approximately $2.2 billion of loans and $1.0 billion of derivatives that are utilized for customer guarantees, indexed to LIBOR, that mature after 2021. In addition, the Company had approximately $167.0 million of debt securities outstanding that are indexed to LIBOR (either currently or in the future) as of March 31, 2021. The Company had one investment security totaling $0.5 million, and no repurchase and resale agreements or FHLB advances indexed to LIBOR as of March 31, 2021. In addition, the Company expects that certain of the loans, derivatives, and debt that it would assume in the Merger will be indexed to LIBOR, and thus would increase the Company's exposure to LIBOR-linked products by approximately $2.4 million.

Due to the uncertainty surrounding the future of LIBOR, alternatives, among other factors, the Company expects that its LIBOR transition will span several reporting periods beyond the end of 2021. A cross-functional team from Finance, Lending, Risk and IT is leading our efforts to monitor this activity and evaluate the related risks and potential process changes arising from the transition from LIBOR. This team has completed its initial assessment. The Bank intends to continue its focus on originating new loans and derivatives using alternative benchmark rates to LIBOR. Most recently, the floating rate on our $150 million of senior notes issued in 2020 (due 2030), beginning on December 15, 2025, is based on an alternative benchmark rate (which is expected to be the three-month term SOFR). In 2022 and the first two quarters of 2023, the Bank will focus on migrating its existing LIBOR-linked contracts, including, if applicable, any products assumed through the Merger, to alternative benchmarks. Our variable or floating rate instruments currently use LIBOR and give us discretion to determine a replacement benchmark rate if LIBOR becomes unavailable, and we are still considering the appropriate transition for our legacy contracts.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
The information required by this Item is incorporated herein by reference to the information provided in Item 2 Part I (Interest Rate Sensitivity) of this Quarterly Report on Form 10-Q.
Item 4.     Controls and Procedures

(a)Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)Changes in internal control over financial reporting. During the three months ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to the information provided in Note 19 – Legal and Other Proceedings to the unaudited Consolidated Financial Statements.

Item 1A. Risk Factors
There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the Securities and Exchange Commission, except noted as below.
Strategic Risk
Failure of the Merger to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the Merger could negatively impact the Company and Bryn Mawr.
Although we anticipate closing the Merger during the fourth quarter of 2021, the Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. These conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by March 9, 2022, either the Company or Bryn Mawr may choose to terminate the Merger Agreement at any time after that date if the failure to consummate the transactions contemplated by the Merger Agreement is not caused by any breach of the Merger Agreement by the party electing to terminate the Merger Agreement. Further, the outcomes of several lawsuits filed by stockholders of the Company and Bryn Mawr against the Company, Bryn Mawr and their respective boards of directors during the second quarter of 2021 are uncertain and could result in significant costs, management distraction, and/or a delay of or injunction against the Merger.
If the Merger is not consummated, the ongoing business, financial condition and results of operations of the Company may be adversely affected and the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal, our business, financial condition and results of operations may be adversely affected.
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
Combining the Company's and Bryn Mawr's businesses may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be fully realized.
The success of the Merger will depend on, among other things, the combined company’s ability to combine the businesses of the Company and Bryn Mawr. If the combined company is not able to successfully achieve this objective, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.
The Company and Bryn Mawr have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on the successful combination of the businesses of the Company and Bryn Mawr. To realize these anticipated benefits and cost savings, after the completion of the Merger, the Company expects to integrate Bryn Mawr’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could have an adverse effect on the companies’ financial results and the value of their common stock. In addition, the impacts of the COVID-19 pandemic may make it more costly or more difficult to integrate the businesses of WSFS and Bryn Mawr. If the Company experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Bryn Mawr or the Company to lose current customers or cause current customers to remove their accounts from Bryn Mawr or the Company and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Bryn Mawr and the Company during this transition period and for an undetermined period after consummation of the Merger.
The Company expects to incur substantial expenses related to the Merger.
The Company expects to incur substantial expenses in connection with consummation of the Merger and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies. Although the Company and Bryn Mawr have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the Merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the Merger. As a result of these expenses, both the Company and Bryn Mawr expect to take charges against their earnings before and after the completion of the Merger. The charges taken in connection with the Merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
Before the transactions contemplated by the Merger Agreement, including the Merger, may be completed, various approvals must be obtained from bank regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder (the Community Reinvestment Act); effectiveness of the parties in combating money laundering activities; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Merger that are not anticipated or cannot be met. Furthermore, such conditions or changes may constitute a burdensome condition that may allow WSFS to terminate the Merger Agreement and WSFS may exercise its right to terminate the Merger Agreement. If the consummation of the Merger is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of each of WSFS and Bryn Mawr may also be adversely affected.

WSFS will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees, customers (including depositors and borrowers), suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of WSFS and Bryn Mawr. These uncertainties may impair WSFS’s and Bryn Mawr’s ability to attract, retain and motivate key personnel and customers (including depositors and borrowers) pending the consummation of the Merger, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the Merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with WSFS and/or Bryn Mawr to seek to change existing business relationships with WSFS and/or Bryn Mawr or fail to extend an existing relationship with WSFS and/or Bryn Mawr. In addition, competitors may target each party’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger. The pursuit of the Merger and the preparation for the integration may place a burden on each company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on each company’s business, financial condition and results of operations. In addition, the Merger Agreement restricts each party from taking certain actions without the other party’s consent while the Merger is pending. These restrictions could have a material adverse effect on each party’s business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2020, the Board of Directors of the Company approved a new share repurchase program authorizing the repurchase of 7,594,977 shares of common stock, or 15% of its outstanding shares as of March 31, 2020. Under the program, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The program is consistent with our intent to return a minimum of 25% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks.
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2021.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	267,309	$44.97	267,309	4,381,161
February 1, 2021 - February 28, 2021	—	—	—	4,381,161
March 1, 2021 - March 31, 2021	—	—	—	4,381,161
Total	267,309	$44.97	267,309

All share repurchases were suspended upon the announcement of the Company signing the Merger Agreement with Bryn Mawr and we expect the repurchases will continue to be suspended until the close of the Merger, which is currently anticipated to close early in the fourth quarter of 2021.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.     Exhibits

Exhibit Number	Description of Document
2.1
Agreement and Plan of Merger, dated March 9, 2021, by and between WSFS Financial Corporation and Bryn Mawr Bank Corporation is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 10, 2021*

3.1
Registrant’s Amended and Restated Certificate of Incorporation, as amended is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2019.

3.2	Amended and Restated Bylaws of WSFS Financial Corporation is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 21, 2014.
10.1
WSFS Financial Corporation's 2018 Incentive Plan, as amended on March 23, 2021, is incorporated herein by reference to the Appendix of the Registrant's Definitive Proxy Statement on Schedule 14-A for the 2021 Annual Meeting of Stockholders

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 7, 2021, is formatted in Inline XBRL.
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.
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

WSFS FINANCIAL CORPORATION

Date: May 7, 2021	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)