Form 10-Q
period 2021-06-30
WSFS FINANCIAL CORP
filed 2021-08-06
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 47,535,215 shares as of July 31, 2021.

WSFS FINANCIAL CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and exhibits hereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which the Company operates and in which its loans are concentrated, including possible declines in housing markets, an increase in unemployment levels and slowdowns in economic growth, including as a result of the novel coronavirus and its variants (COVID-19) pandemic;
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
•the Company’s ability to successfully integrate and fully realize the cost savings and other benefits of its acquisitions, manage risks related to business disruption following those acquisitions, and post-acquisition Customer acceptance of the Company’s products and services and related Customer disintermediation, including its pending acquisition of Bryn Mawr Bank Corporation (Bryn Mawr);

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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share and share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans and leases	$98,645	$112,260	$207,497	$231,462
Interest on mortgage-backed securities	12,506	12,549	23,210	25,768
Interest and dividends on investment securities:
Taxable	702	102	1,403	117
Tax-exempt	681	907	1,429	1,818
Other interest income	368	65	644	573
	112,902	125,883	234,183	259,738
Interest expense:
Interest on deposits	3,778	9,832	8,274	24,469
Interest on Federal Home Loan Bank advances	—	625	5	1,455
Interest on senior debt	2,053	1,180	4,319	2,359
Interest on federal funds purchased	—	1	—	471
Interest on trust preferred borrowings	317	484	641	1,070
Interest on other borrowings	5	5	10	8
	6,153	12,127	13,249	29,832
Net interest income	106,749	113,756	220,934	229,906
(Recovery of) provision for credit losses	(67,563)	94,754	(87,723)	151,400
Net interest income after (recovery of) provision for credit losses	174,312	19,002	308,657	78,506
Noninterest income:
Credit/debit card and ATM income	7,567	9,306	14,372	20,665
Investment management and fiduciary income	15,360	10,929	29,613	21,891
Deposit service charges	5,319	4,175	10,779	9,822
Mortgage banking activities, net	4,453	8,494	13,053	11,965
Loan and lease fee income	1,730	1,097	5,215	2,216
Securities gains, net	—	1,908	329	2,601
Unrealized gains on equity investments, net	5,261	(11)	5,261	657
Realized gain on sale of equity investment	—	22,052	—	22,052
Bank owned life insurance income	695	445	900	420
Other income	8,633	5,980	17,318	12,933
	49,018	64,375	96,840	105,222
Noninterest expense:
Salaries, benefits and other compensation	52,408	48,757	105,546	94,103
Occupancy expense	8,083	8,296	16,543	15,962
Equipment expense	7,338	5,759	14,729	10,723
Data processing and operations expenses	3,444	3,061	6,829	6,139
Professional fees	3,401	4,423	7,257	9,023
Marketing expense	1,286	1,215	2,278	2,166
Loss on debt extinguishment	1,087	—	1,087	—
FDIC expenses	1,056	305	2,125	251
Loan workout and other credit costs	(552)	4,587	568	5,040
Corporate development expense	2,543	2,801	4,638	4,142
Restructuring expense	(144)	—	(409)	—
Other operating expense	16,082	14,231	30,460	34,382
	96,032	93,435	191,651	181,931
Income (loss) before taxes	127,298	(10,058)	213,846	1,797
Income tax provision (benefit)	31,687	(2,247)	53,094	(959)
Net income (loss)	$95,611	$(7,811)	$160,752	$2,756
Less: Net income (loss) attributable to noncontrolling interest	(56)	(700)	3	(1,060)
Net income (loss) attributable to WSFS	$95,667	$(7,111)	$160,749	$3,816
Earnings (loss) per share:
Basic	$2.01	$(0.14)	$3.38	$0.08
Diluted	$2.01	$(0.14)	$3.37	$0.07
Weighted average shares of common stock outstanding:
Basic	47,529,143	50,655,154	47,519,229	50,870,735
Diluted	47,691,709	50,655,154	47,675,223	50,910,790

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income (loss)	$95,611	$(7,811)	$160,752	$2,756
Less: Net (loss) income attributable to noncontrolling interest	(56)	(700)	3	(1,060)
Net income (loss) attributable to WSFS	95,667	(7,111)	160,749	3,816
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available-for-sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $7,615, 1,169, $(14,361), and 15,707, respectively	24,104	3,703	(45,485)	49,739
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $0, $458, $79, and $624, respectively	—	(1,450)	(250)	(1,977)
	24,104	2,253	(45,735)	47,762
Net change in securities held-to-maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $9, $18, $14, and $38, respectively	(28)	(57)	(44)	(122)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax (benefit) expense of $(8), $8, $(13), and $7, respectively	(24)	(26)	(40)	(22)
Pension settlement, net of tax expense of $—, $67, $—, and $67, respectively	—	212	—	212
	(24)	186	(40)	190
Net change in cash flow hedge
Net unrealized (loss) gain arising during the period, net of tax expense of $—, $(8) $—, and $493 respectively	—	(25)	—	1,560
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $35, $35, $70, and $35 respectively	(112)	(111)	(223)	(111)
	(112)	(136)	(223)	1,449
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax expense of $—, $—, $86, and $—, respectively	—	—	273	—
Total other comprehensive income (loss)	23,940	2,246	(45,769)	49,279
Total comprehensive income (loss)	$119,607	$(4,865)	$114,980	$53,095
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	June 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$1,944,059	$1,244,705
Cash in non-owned ATMs	470,157	402,339
Interest-bearing deposits in other banks including collateral (restricted cash) of $6,110 at June 30, 2021 and $7,390 December 31, 2020	6,897	7,691
Total cash, cash equivalents, and restricted cash	2,421,113	1,654,735
Investment securities, available-for-sale (amortized cost of $3,347,966 at June 30, 2021 and $2,450,265 at December 31, 2020	3,366,579	2,529,057
Investment securities, held-to-maturity, net of allowance for credit losses of $5 at June 30, 2021 and $6 at December 31, 2020 (fair value $99,266 at June 30, 2021 and $116,421 at December 31, 2020)	95,126	111,741
Other investments	15,648	9,541
Loans, held for sale at fair value	113,173	197,541
Loans and leases, net of allowance for credit losses of $132,418 at June 30, 2021 and $228,804 at December 31, 2020	8,131,846	8,795,935
Bank owned life insurance	32,759	32,051
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	6,090	5,771
Other real estate owned	1,044	3,061
Accrued interest receivable	40,275	44,335
Premises and equipment	92,559	96,556
Goodwill	472,828	472,828
Intangible assets	79,123	84,558
Other assets	280,698	296,204
Total assets	$15,148,861	$14,333,914
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$4,328,060	$3,415,021
Interest-bearing	8,398,785	8,441,643
Total deposits	12,726,845	11,856,664
FHLB advances	—	6,623
Trust preferred borrowings	67,011	67,011
Senior debt	147,823	246,617
Other borrowed funds	21,636	20,390
Accrued interest payable	1,977	1,450
Other liabilities	301,758	345,679
Total liabilities	13,267,050	12,544,434
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 57,622,151 at June 30, 2021 and 57,575,783 at December 31, 2020	577	576
Capital in excess of par value	1,054,276	1,053,022
Accumulated other comprehensive income	10,238	56,007
Retained earnings	1,126,284	977,414
Treasury stock at cost, 10,086,936 shares at June 30, 2021 and 9,819,627 shares at December 31, 2020	(307,321)	(295,293)
Total stockholders’ equity of WSFS	1,884,054	1,791,726
Noncontrolling interest	(2,243)	(2,246)
Total stockholders' equity	1,881,811	1,789,480
Total liabilities and stockholders' equity	$15,148,861	$14,333,914

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Six Months Ended June 30, 2021
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2020	57,575,783	$576	$1,053,022	$56,007	$977,414	$(295,293)	$1,791,726	$(2,246)	$1,789,480
Net income	—	—	—	—	160,749	—	160,749	3	160,752
Other comprehensive loss	—	—	—	(45,769)	—	—	(45,769)	—	(45,769)
Cash dividend, $0.25 per share	—	—	—	—	(11,879)	—	(11,879)	—	(11,879)
Issuance of common stock including proceeds from exercise of common stock options	46,368	1	175	—	—	—	176	—	176
Stock-based compensation expense	—	—	2,262	—	—	—	2,262	—	2,262
Repurchases of common stock (1)	—	—	(1,183)	—	—	(12,028)	(13,211)	—	(13,211)
Balance, June 30, 2021	57,622,151	$577	$1,054,276	$10,238	$1,126,284	$(307,321)	$1,884,054	$(2,243)	$1,881,811

	Three Months Ended June 30, 2021
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2021	57,589,330	$576	$1,054,291	$(13,702)	$1,036,797	$(307,321)	$1,770,641	$(2,187)	$1,768,454
Net income (loss)	—	—	—	—	95,667	—	95,667	(56)	95,611
Other comprehensive income	—	—	—	23,940	—	—	23,940	—	23,940
Cash dividend, $0.13 per share	—	—	—	—	(6,180)	—	(6,180)	—	(6,180)
Issuance of common stock including proceeds from exercise of common stock options	32,821	1	60	—	—	—	61	—	61
Stock-based compensation expense	—	—	1,107	—	—	—	1,107	—	1,107
Repurchases of common shares (1)	—	—	(1,182)	—	—	—	(1,182)	—	(1,182)
Balance, June 30, 2021	57,622,151	$577	$1,054,276	$10,238	$1,126,284	$(307,321)	$1,884,054	$(2,243)	$1,881,811
(1)Repurchase of common stock includes 267,309 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 17,732 shares withheld to cover tax liabilities.

	Six Months Ended June 30, 2020
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2019	57,435,658	$575	$1,049,064	$23,501	$917,377	$(140,211)	$1,850,306	$(815)	$1,849,491
Cumulative change in accounting principle	—	—	—	—	(30,368)	—	(30,368)	—	(30,368)
Balance, January 1, 2020 (as adjusted for change in accounting principle)	57,435,658	575	1,049,064	23,501	887,009	(140,211)	1,819,938	(815)	1,819,123
Net income (loss)	—	—	—	—	3,816	—	3,816	(1,060)	2,756
Other comprehensive income	—	—	—	49,279	—	—	49,279	—	49,279
Cash dividend, $0.24 per share	—	—	—	—	(12,240)	—	(12,240)	—	(12,240)
Issuance of common stock including proceeds from exercise of common stock options	97,578	1	990	—	—	—	991	—	991
Stock-based compensation expense	—	—	1,294	—	—	—	1,294	—	1,294
Repurchases of common shares (2)	—	—	(670)	—	—	(38,739)	(39,409)	—	(39,409)
Balance, June 30, 2020	57,533,236	$576	$1,050,678	$72,780	$878,585	$(178,950)	$1,823,669	$(1,875)	$1,821,794

	Three Months Ended June 30, 2020
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2020	57,506,298	$576	$1,050,658	$70,534	$891,776	$(178,950)	$1,834,594	$(1,175)	$1,833,419
Net income (loss)	—	—	—	—	(7,111)	—	(7,111)	(700)	(7,811)
Other comprehensive income	—	—	—	2,246	—	—	2,246	—	2,246
Cash dividend, $0.12 per share	—	—	—	—	(6,080)	—	(6,080)	—	(6,080)
Issuance of common stock including proceeds from exercise of common stock options	26,938	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	690	—	—	—	690	—	690
Repurchases of common shares (2)	—	—	(670)	—	—	—	(670)	—	(670)
Balance, June 30, 2020	57,533,236	$576	$1,050,678	$72,780	$878,585	$(178,950)	$1,823,669	$(1,875)	$1,821,794
(2)Repurchase of common stock includes 1,004,348 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors and 22,531 shares withheld to cover tax liabilities.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Operating activities:
Net income	$160,752	$2,756
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(87,723)	151,400
Depreciation of premises and equipment, net	6,575	7,933
Accretion of fees and discounts, net	(26,820)	(27,442)
Amortization of intangible assets	5,302	5,528
Amortization of right of use lease asset	5,988	6,356
Decrease in operating lease liability	(6,688)	(7,008)
Income from mortgage banking activities, net	(13,053)	(11,965)
Gain on sale of securities, net	(329)	(2,601)
(Loss) gain on sale of other real estate owned and valuation adjustments, net	(45)	10
Stock-based compensation expense	2,262	1,294
Unrealized gain on equity investments, net	(5,261)	(657)
Realized gain on sale of equity investment	—	(22,052)
Deferred income tax expense (benefit)	30,162	(38,596)
Decrease (increase) in accrued interest receivable	4,060	(15,128)
Increase in other assets	(8,046)	(3,743)
Origination of loans held for sale	(510,421)	(404,036)
Proceeds from sales of loans held for sale	569,341	377,786
Increase in value of bank owned life insurance	(708)	(97)
Increase in capitalized interest, net	(1,551)	(1,909)
Increase in accrued interest payable	527	2,946
(Decrease) increase in other liabilities	(35,248)	59,651
Net cash provided by operating activities	$89,076	$80,426
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	$16,240	$9,675
Sale of investment securities available-for-sale	9,332	109,605
Purchases of investment securities available-for-sale	(1,267,988)	(535,146)
Repayments of investment securities available-for-sale	354,265	232,426
Net proceeds from sale of Visa Class B shares	—	85,850
Net decrease (increase) in loans	826,059	(839,620)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(585)	(145,399)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	266	156,724
Sales of other real estate owned	2,402	875
Investment in premises and equipment	(3,005)	(2,830)
Sales of premises and equipment	427	45
Net cash used in investing activities	$(62,587)	$(927,795)

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Financing activities:
Net increase in demand and saving deposits	$1,133,691	$1,580,924
Decrease in time deposits	(106,803)	(128,170)
(Decrease) increase in brokered deposits	(155,462)	30,568
Receipts from FHLB advances	—	5,037,296
Repayments of FHLB advances	(6,623)	(5,043,576)
Receipts from federal funds purchased	—	8,025,475
Repayments of federal funds purchased	—	(8,220,475)
Cash dividend	(11,879)	(12,240)
Issuance of common stock including proceeds from exercise of common stock options	176	991
Redemption of senior debt	(100,000)	—
Repurchases of common shares	(13,211)	(39,409)
Net cash provided by financing activities	$739,889	$1,231,384
Increase in cash, cash equivalents, and restricted cash	766,378	384,015
Cash, cash equivalents, and restricted cash at beginning of period	1,654,735	571,752
Cash, cash equivalents, and restricted cash at end of period	$2,421,113	$955,767
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,722	$26,886
Income taxes	21,999	3,610
Non-cash information:
Loans transferred to other real estate owned	606	2,503
Loans transferred to portfolio from held-for-sale at fair value	24,782	11,065
Impact of ASC 326 Adoption:
Allowance for credit losses on held-to-maturity debt securities	—	(8)
Allowance for credit losses on loans and leases	—	(35,855)
Deferred tax assets	—	8,461
Allowance for credit losses on unfunded lending commitments	—	(2,966)
Retained earnings	—	30,368
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (the Company or WSFS), Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), Christiana Trust Company of Delaware® (Christiana Trust DE) and WSFS SPE Services, LLC. The Company also has one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has two wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). The Company provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. The banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to personal and corporate customers. The Federal Deposit Insurance Corporation (FDIC) insures the customers’ deposits to their legal maximums. The Company serves its customers primarily from 112 offices located in Pennsylvania (52), Delaware (42), New Jersey (16), Virginia (1) and Nevada (1), its ATM network, website at www.wsfsbank.com and mobile app. Information on the website is not incorporated by reference into this Quarterly Report on Form 10-Q.
The Company's leasing business is conducted by NewLane Finance®. NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2020 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at June 30, 2021.
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

ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope: In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The new guidance expands and clarifies the scope of ASU No. 2020-04 to include derivatives affected by changes in interest rates used for margining, discounting, or contract price alignment, commonly referred to as the “discounting transaction.” Derivatives impacted by the discounting transaction will be eligible for certain optional expedients and exceptions related to contract modifications and hedge accounting as defined in Topic 848. The guidance is effective upon issuance through December 31, 2022 and there was no impact to the Company at the time the guidance became effective. The Company will apply this guidance to any derivatives affected by the discounting transaction due to reference rate reform.

There was no accounting guidance pending adoption at June 30, 2021.

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Bailment fees	$3,320	$3,080	$6,379	$8,161
Interchange fees	3,485	5,631	6,540	11,247
Other card and ATM fees	762	595	1,453	1,257
Total credit/debit card and ATM income	$7,567	$9,306	$14,372	$20,665
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
Credit/debit card and ATM income also includes interchange fees. Interchange fees are paid by a merchant's bank to a bank that issued a debit or credit card used in a transaction to compensate the issuing bank for the value and benefit the merchant receives from accepting electronic payments. These revenue streams generate fee income at the time a transaction occurs and are recorded as revenue at the time of the transaction. Interchange income decreased due to the impact of the Durbin Amendment on 2021 results. The Durbin Amendment is a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that established a cap on interchange fees with respect to debit transactions for banks that, together with their affiliates, have over $10 billion in assets, and became effective for the Company on July 1, 2020.
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Trust fees	$10,808	$7,308	$20,572	$14,262
Wealth management and advisory fees	4,552	3,621	9,041	7,629
Total investment management and fiduciary income	$15,360	$10,929	$29,613	$21,891
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Service fees	$3,553	$2,919	$6,975	$6,130
Return and overdraft fees	1,504	1,134	3,082	3,466
Other deposit service fees	262	122	722	226
Total deposit service charges	$5,319	$4,175	$10,779	$9,822
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
Other income
The following table presents the components of other income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Managed service fees	$4,504	$3,724	$8,113	$7,755
Currency preparation	1,160	919	2,108	1,759
ATM loss protection	628	571	1,250	1,218
Miscellaneous products and services	2,341	766	5,847	2,201
Total other income	$8,633	$5,980	$17,318	$12,933
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

See Note 15 for further information about the disaggregation of noninterest income by segment.

4. EARNINGS (LOSS) PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to WSFS	$95,667	$(7,111)	$160,749	$3,816
Denominator:
Weighted average basic shares	47,529	50,655	47,519	50,871
Dilutive potential common shares (1)	163	—	156	40
Weighted average fully diluted shares	47,692	50,655	$47,675	$50,911
Earnings (loss) per share:
Basic	$2.01	$(0.14)	$3.38	$0.08
Diluted	$2.01	$(0.14)	$3.37	$0.07
Outstanding common stock equivalents having no dilutive effect	—	48	1	15
(1) For the three months ended June 30, 2020, the effect of 14 thousand dilutive potential common shares were excluded from the computation of diluted net loss per common share, as these shares would have been antidilutive due to the net loss reported in this period
Basic earnings per share is calculated by dividing Net income attributable to WSFS by the weighted-average basic shares outstanding. Diluted earnings per share is calculated by dividing Net income attributable to WSFS by the weighted-average fully diluted shares outstanding, using the treasury stock method. Fully diluted shares include the adjustment for the dilutive effect of common stock awards, which include outstanding stock options and unvested restricted stock units from the 2013 Incentive Plan and the 2018 Incentive Plan.
5. INVESTMENTS
Debt Securities
The following tables detail the amortized cost, allowance for credit losses and the estimated fair value of the Company's investments in available-for-sale and held-to-maturity debt securities. None of the Company's investments in debt securities are classified as trading.

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligation (CMO)	$620,242	$7,532	$9,355	$—	$618,419
Fannie Mae (FNMA) MBS	2,310,453	36,274	16,940	—	2,329,787
Freddie Mac (FHLMC) MBS	163,691	8,529	222	—	171,998
Ginnie Mae (GNMA) MBS	21,713	736	47	—	22,402
Government-sponsored enterprises (GSEs) agency notes	231,867	—	7,894	—	223,973
	$3,347,966	$53,071	$34,458	$—	$3,366,579
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$94,630	$4,140	$—	$5	$98,765
Foreign bonds	501	—	—	—	501
	$95,131	$4,140	$—	$5	$99,266
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at amortized cost basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized gains of $0.3 million at June 30, 2021, which are offset in Accumulated other comprehensive income. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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
The scheduled maturities of available-for-sale debt securities at June 30, 2021 and December 31, 2020 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2021 (1)
Within one year	$—	$—
After one year but within five years	70,221	73,851
After five years but within ten years	227,815	232,840
After ten years	3,049,930	3,059,888
	$3,347,966	$3,366,579
December 31, 2020 (1)
Within one year	$—	$—
After one year but within five years	37,852	39,985
After five years but within ten years	239,845	251,874
After ten years	2,172,568	2,237,198
	$2,450,265	$2,529,057
(1)Actual maturities could differ from contractual maturities.

The scheduled maturities of held-to-maturity debt securities at June 30, 2021 and December 31, 2020 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2021 (1)
Within one year	$1,126	$1,126
After one year but within five years	1,948	1,999
After five years but within ten years	40,620	42,066
After ten years	51,437	54,075
	$95,131	$99,266
December 31, 2020 (1)
Within one year	$1,144	$1,154
After one year but within five years	972	990
After five years but within ten years	35,967	37,317
After ten years	73,664	76,960
	$111,747	$116,421
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 4.6 years at June 30, 2021.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $1.8 billion and $1.3 billion were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of June 30, 2021 and December 31, 2020, respectively.
During the six months ended June 30, 2021, the Company sold $9.3 million of debt securities categorized as available-for-sale, resulting in $0.3 million of realized gains and no realized losses. During the six months ended June 30, 2020, the Company sold $109.6 million of debt securities categorized as available-for-sale resulting in $2.6 million of realized gains and no realized losses.
As of June 30, 2021 and December 31, 2020, the Company's debt securities portfolio had remaining unamortized premiums of $65.8 million and $60.4 million, respectively, and unaccreted discounts of $5.2 million and $2.6 million, respectively.
For debt securities in an unrealized loss position and an allowance has not been recorded, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at June 30, 2021.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$240,709	$9,355	$—	$—	$240,709	$9,355
FNMA MBS	1,234,215	16,939	1,547	1	1,235,762	16,940
FHLMC MBS	10,340	214	3,152	8	13,492	222
GNMA MBS	2,204	47	—	—	2,204	47
GSE agency notes	223,973	7,894	—	—	223,973	7,894
	$1,711,441	$34,449	$4,699	$9	$1,716,140	$34,458

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
At June 30, 2021, available-for-sale debt securities for which the amortized cost basis exceeded fair value totaled $1.7 billion. Total unrealized losses on these securities were $34.5 million at June 30, 2021. The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of June 30, 2021.
At June 30, 2021 and December 31, 2020, held-to-maturity debt securities had an amortized cost basis of $95.1 million and $111.7 million, respectively. The held-to-maturity debt security portfolio primarily consists of highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of June 30, 2021, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$94,504	$501
Not rated	126	—
Ending balance	$94,630	$501

The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2020, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$110,959	$501
Not rated	287	—
Ending balance	$111,246	$501
The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for foreign bond debt securities for the six months ended June 30, 2021 and 2020. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Allowance for credit losses:
Beginning balance	$5	$—	$6	$—
Impact of adoption ASC 326	—	8	—	8
Provision for credit losses	—	—	(1)	—
Charge-offs, net	—	—	—	—
Ending balance	$5	$8	$5	$8
Accrued interest receivable of $1.0 million and $1.1 million as of June 30, 2021 and December 31, 2020, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of June 30, 2021 and December 31, 2020.
Equity Investments
The Company had equity investments with a fair value of $15.6 million and $9.5 million as of June 30, 2021 and December 31, 2020, respectively. During the three and six months ended June 30, 2021, the Company recorded an unrealized gain on its remaining investment in Visa Class B shares of $0.2 million and an unrealized gain of $5.1 million on its investment in Social Finance, Inc. (SoFi). During the three months ended June 30, 2020, the Company recorded a net realized gain on sale of Visa Class B shares of $22.1 million, which was recorded in Realized gain on equity investment, net in the Consolidated Statements of Income. During the six months ended June 30, 2020, the Company recorded unrealized gains on its remaining investment in Visa Class B shares of $0.1 million and an impairment loss of $2.3 million in the investment of Spring EQ LLC, which were recorded in Unrealized gain on equity investment, net in the Consolidated Statements of Income.

6. LOANS
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commercial and industrial(1)	$2,088,040	$2,700,418
Owner-occupied commercial	1,360,681	1,332,727
Commercial mortgages	2,024,684	2,086,062
Construction	779,601	716,275
Commercial small business leases	291,657	248,885
Residential(2)	614,432	774,455
Consumer(3)	1,105,169	1,165,917
	8,264,264	9,024,739
Less:
Allowance for credit losses	132,418	228,804
Net loans and leases	$8,131,846	$8,795,935
(1) Includes PPP loans of $222.9 million at June 30, 2021 and $751.2 million at December 31, 2020.
(2) Includes reverse mortgages at fair value of $8.4 million at June 30, 2021 and $10.1 million at December 31, 2020.
(3) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $32.7 million and $37.6 million at June 30, 2021 and December 31, 2020, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of allowance for credit losses and loan balances for the three and six months ended June 30, 2021 and 2020. During the first half of 2021, the decrease to the allowance for credit losses was primarily due to positive economic developments in our forecasts and improved credit quality metrics with declines in our problem assets, nonperforming assets and delinquencies.

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended June 30, 2021
Allowance for credit losses
Beginning balance	$125,870	$9,617	$30,545	$14,287	$5,702	$18,797	$204,818
Charge-offs	(6,512)	(45)	—	—	—	(521)	(7,078)
Recoveries	1,379	15	30	—	455	362	2,241
Provision (credit)	(33,534)	(3,406)	(14,476)	(10,775)	(2,864)	(2,508)	(67,563)
Ending balance	$87,203	$6,181	$16,099	$3,512	$3,293	$16,130	$132,418
Six months ended June 30, 2021
Allowance for credit losses
Beginning balance	$150,875	$9,615	$31,071	$12,190	$6,893	$18,160	$228,804
Charge-offs	(11,564)	(45)	—	—	—	(945)	(12,554)
Recoveries	2,519	105	44	—	595	628	3,891
Provision (credit)	(54,627)	(3,494)	(15,016)	(8,678)	(4,195)	(1,713)	(87,723)
Ending balance	$87,203	$6,181	$16,099	$3,512	$3,293	$16,130	$132,418
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1	$—	$10	$—	$—	$—	$11
Loans evaluated on a collective basis	87,202	6,181	16,089	3,512	3,293	16,130	132,407
Ending balance	$87,203	$6,181	$16,099	$3,512	$3,293	$16,130	$132,418
Period-end loan balances:
Loans evaluated on an individual basis	$14,446	$3,868	$3,962	$72	$4,994	$2,608	$29,950
Loans evaluated on a collective basis	2,365,251	1,356,813	2,020,722	779,529	601,064	1,102,561	8,225,940
Ending balance	$2,379,697	$1,360,681	$2,024,684	$779,601	$606,058	$1,105,169	$8,255,890
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $8.4 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended June 30, 2020
Allowance for credit losses
Beginning balance	$65,771	$9,541	$26,600	$5,198	$11,593	$20,370	$139,073
Charge-offs	(2,072)	(53)	—	—	(32)	(667)	(2,824)
Recoveries	968	—	3	—	24	194	1,189
Provision (credit)	79,558	(532)	11,794	4,928	(2,414)	1,420	94,754
Ending balance	$144,225	$8,956	$38,397	$10,126	$9,171	$21,317	$232,192
Six months ended June 30, 2020
Allowance for loan losses
Beginning balance, prior to adoption of ASC 326	$22,849	$4,616	$7,452	$3,891	$1,381	$7,387	$47,576
Impact of adopting ASC 326(4)	19,747	(1,472)	1,662	681	7,522	7,715	35,855
Charge-offs	(5,136)	(336)	(51)	—	(175)	(1,581)	(7,279)
Recoveries	3,815	125	32	5	115	548	4,640
Provision	102,950	6,023	29,302	5,549	328	7,248	151,400
Ending balance	$144,225	$8,956	$38,397	$10,126	$9,171	$21,317	$232,192
Period-end allowance allocated to:
Loans evaluated on an individual basis	$18	$—	$—	$—	$—	$—	$18
Loans evaluated on a collective basis	144,207	8,956	38,397	10,126	9,171	21,317	232,174
Ending balance	$144,225	$8,956	$38,397	$10,126	$9,171	$21,317	$232,192
Period-end loan balances:
Loans evaluated on an individual basis	$15,634	$5,425	$4,470	$88	$5,452	$2,464	$33,533
Loans evaluated on a collective basis	3,151,200	1,331,828	2,161,077	638,416	889,408	1,130,907	9,302,836
Ending balance	$3,166,834	$1,337,253	$2,165,547	$638,504	$894,860	$1,133,371	$9,336,369
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $16.1 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4)Includes $0.1 million for the initial allowance on loans purchased with credit deterioration.

The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	June 30, 2021
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$8,160	$482	$8,642	$2,356,794	$14,261	$2,379,697
Owner-occupied commercial	3,817	—	3,817	1,354,083	2,781	1,360,681
Commercial mortgages	3,000	—	3,000	2,020,069	1,615	2,024,684
Construction	7,383	—	7,383	772,218	—	779,601
Residential(3)	1,260	1,093	2,353	600,979	2,726	606,058
Consumer(4)	7,971	6,958	14,929	1,087,599	2,641	1,105,169
Total	$31,591	$8,533	$40,124	$8,191,742	$24,024	$8,255,890
% of Total Loans	0.38%	0.10%	0.48%	99.23%	0.29%	100%
(1)Nonaccrual loans with an allowance totaled $10 thousand.
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances excludes reverse mortgages at fair value of $8.4 million.
(4)Includes $13.6 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

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
(3)Residential accruing current balances excludes reverse mortgages, at fair value of $10.1 million.
(4)Includes $18.2 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$11,498	$2,763	$10,646	$3,170
Owner-occupied commercial	2,781	—	5,360	—
Commercial mortgages	1,615	—	17,175	—
Construction	—	—	—	—
Residential(2)	2,726	—	3,247	—
Consumer(3)	2,641	—	2,294	16
Total	$21,261	$2,763	$38,722	$3,186
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Interest income recognized on individually reviewed loans was $0.2 million during the three months ended June 30, 2021 and 2020, respectively, and $0.4 million during the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there were 23 residential loans and 23 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $1.3 million and $11.8 million, respectively. As of December 31, 2020, there were 27 residential loans and 23 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $1.9 million and $12.8 million, respectively. Loan workout and OREO expenses were $0.2 million and $0.7 million during the three and six months ended June 30, 2021, and $1.1 million and $1.8 million during three and six months ended June 30, 2020. Loan workout and OREO expenses are included in Loan workout and other credit costs on the Consolidated Statement of Income (Loss).
Credit Quality Indicators
Below is a description of each of the risk ratings for all commercial loans:

•Pass. These borrowers currently show no indication of deterioration or potential problems and their loans are considered fully collectible.
•Special Mention. These borrowers have potential weaknesses that deserve management’s close attention. Borrowers in this category may be experiencing adverse operating trends, for example, declining revenues or margins, high leverage, tight liquidity, or increasing inventory without increasing sales. These adverse trends can have a potential negative effect on the borrower’s repayment capacity. These assets are not adversely classified and do not expose the Bank to significant risk that would warrant a more severe rating. Borrowers in this category may also be experiencing significant management problems, pending litigation, or other structural credit weaknesses.
•Substandard or Lower. These borrowers have well-defined weaknesses that require extensive oversight by management. Borrowers in this category may exhibit one or more of the following: inadequate debt service coverage, unprofitable operations, insufficient liquidity, high leverage, and weak or inadequate capitalization. Relationships in this category are not adequately protected by the sound financial worth and paying capacity of the obligor or the collateral pledged on the loan, if any. A distinct possibility exists that the Bank will sustain some loss if the deficiencies are not corrected. In addition, some borrowers in this category could have the added characteristic that the possibility of loss is extremely high. Current circumstances in the credit relationship make collection or liquidation in full highly questionable. Such impending events include: perfecting liens on additional collateral, obtaining collateral valuations, an acquisition or liquidation preceding, proposed merger, or refinancing plan.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of June 30, 2021.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass(2)	$270,308	$698,723	$347,351	$236,657	$144,007	$172,211	$5,500	$135,762	$2,010,519
Special mention	13,738	659	28,717	10,786	943	15,035	—	51,343	121,221
Substandard or Lower	12,307	25,261	65,445	49,864	49,931	36,968	27	8,154	247,957
	$296,353	$724,643	$441,513	$297,307	$194,881	$224,214	$5,527	$195,259	$2,379,697
Owner-occupied commercial:
Risk Rating
Pass	$145,214	$223,752	$207,609	$75,082	$131,905	$317,070	$—	$130,649	$1,231,281
Special mention	763	1,124	3,138	482	10,692	10,418	—	14,105	40,722
Substandard or Lower	—	7,157	13,918	14,330	19,617	25,676	—	7,980	88,678
	$145,977	$232,033	$224,665	$89,894	$162,214	$353,164	$—	$152,734	$1,360,681
Commercial mortgages:
Risk Rating
Pass	$264,232	$314,468	$238,420	$181,718	$224,772	$470,819	$—	$230,137	$1,924,566
Special mention	—	8,168	1,751	885	21,004	6,179	—	1,849	39,836
Substandard or Lower	—	13,190	22,470	2,217	1,562	19,797	—	1,046	60,282
	$264,232	$335,826	$262,641	$184,820	$247,338	$496,795	$—	$233,032	$2,024,684
Construction:
Risk Rating
Pass	$137,727	$208,583	$149,019	$142,891	$11,236	$9,283	$—	$93,945	$752,684
Special mention	7,931	—	—	—	3,515	—	—	—	11,446
Substandard or Lower	4,988	—	4,967	—	98	71	—	5,347	15,471
	$150,646	$208,583	$153,986	$142,891	$14,849	$9,354	$—	$99,292	$779,601
Residential(3):
Risk Rating
Performing	$11,589	$35,330	$17,243	$43,732	$61,268	$431,902	$—	$—	$601,064
Nonperforming(4)	—	112	—	—	63	4,819	—	—	4,994
	$11,589	$35,442	$17,243	$43,732	$61,331	$436,721	$—	$—	$606,058
Consumer(5):
Risk Rating
Performing	$65,016	$231,337	$98,951	$214,502	$47,934	$75,185	$362,142	$7,147	$1,102,214
Nonperforming(6)	—	361	33	619	193	—	1,351	398	2,955
	$65,016	$231,698	$98,984	$215,121	$48,127	$75,185	$363,493	$7,545	$1,105,169
(1)Includes commercial small business leases.
(2)Includes $222.9 million of PPP loans.
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

Troubled Debt Restructurings (TDRs)
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Performing TDRs	$14,997	$15,539
Nonperforming TDRs	2,694	4,601
Total TDRs	$17,691	$20,140
Approximately $0.2 million and less than $0.1 million in related reserves have been established for these loans at June 30, 2021 and December 31, 2020, respectively. The following tables present information regarding the types of loan modifications made for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021					Six months ended June 30, 2021
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	—	—	—	—	—	—	—	—	—	—
Owner-occupied commercial	—	—	—	—	—	—	—	—	—	—
Commercial mortgages	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Residential	—	—	—	—	—	—	—	2	—	2
Consumer	—	—	3	1	4	—	—	20	1	21
Total	—	—	3	1	4	—	—	22	1	23

	Three months ended June 30, 2020					Six months ended June 30, 2020
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	—	—	—	—	—	1	—	—	—	1
Owner-occupied commercial	2	—	—	—	2	3	—	—	—	3
Commercial mortgages	—	—	—	—	—	—	1	—	—	1
Residential	—	—	3	1	4	—	—	4	2	6
Consumer	—	—	4	1	5	—	—	7	3	10
Total	2	—	7	2	11	4	1	11	5	21
(1)Includes underwriting exceptions.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and repayment is reasonably assured. The following tables present loans modified as TDRs during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$—	$—	$—	$—
Owner-occupied commercial	—	—	—	—
Commercial mortgages	—	—	—	—
Residential	—	—	166	166
Consumer	155	155	839	839
Total(1)(2)	$155	$155	$1,005	$1,005
(1)During the three and six months ended June 30, 2021, the TDRs set forth in the table above resulted in a less than $0.1 million increase in the allowance for credit losses for both periods, and no additional charge-offs in either period. During the three and six months ended June 30, 2021, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(2)The TDRs set forth in the table above did not occur as a result of the loan forbearance program under the CARES Act.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$—	$—	$31	$31
Owner-occupied commercial	567	567	1,216	1,216
Commercial mortgages	—	—	104	104
Residential	905	905	1,126	1,126
Consumer	245	245	459	459
Total(1)(2)	$1,717	$1,717	$2,936	$2,936
(1)During the three and six months ended June 30, 2020 the TDRs set forth in the table above resulted in a less than $0.1 million increase and a $0.1 million increase in the allowance for credit losses, respectively, and no additional charge-offs in either period. During the three and six months ended June 30, 2020, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(2)The TDRs set forth in the table above did not occur as a result of the loan forbearance program under the CARES Act.

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

The components of operating lease cost were as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost (1)	$4,789	$4,950	$9,443	$9,500
Sublease income	(90)	(93)	(197)	(186)
Net lease cost	$4,699	$4,857	$9,246	$9,314
(1)Includes variable lease cost and short-term lease cost.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Right of use assets	$150,291	$150,985
Lease liabilities	$165,057	$166,451

Lease term and discount rate
Weighted average remaining lease term (in years)	19.16	19.36
Weighted average discount rate	4.26%	4.26%

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	June 30, 2021
Remaining in 2021	$8,780
2022	17,569
2023	17,692
2024	16,467
2025	16,478
After 2025	183,244
Total lease payments	260,230
Less: Interest	(95,173)
Present value of lease liabilities	$165,057

Supplemental cash flow information related to operating leases was as follows:

	Six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,074	$9,328

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

The components of direct finance lease income are summarized in the table below:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Direct financing leases:
Interest income on lease receivable	$5,102	$3,813	$9,726	$7,379
Interest income on deferred fees and costs, net	(438)	93	(756)	188
Total direct financing lease net interest income	$4,664	$3,906	$8,970	$7,567

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Lease receivables	$329,718	$281,601
Unearned income	(43,808)	(36,669)
Deferred fees and costs	5,747	3,953
Net investment in direct financing leases	$291,657	$248,885

Future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	June 30, 2021
Remaining in 2021	$53,731
2022	96,910
2023	78,809
2024	56,668
2025	34,903
After 2025	8,697
Total lease payments	$329,718

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the six months ended June 30, 2021, management determined based on its qualitative assessment that it is not more likely than not that the fair values of our reporting units are less than their carrying values. No goodwill impairment exists during the six months ended June 30, 2021.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2020	$452,629	$—	$20,199	$472,828
Goodwill adjustments	—	—	—	—
June 30, 2021	$452,629	$—	$20,199	$472,828
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
June 30, 2021
Core deposits	$93,811	$(25,469)	$68,342	10 years
Customer relationships	15,281	(7,238)	8,043	7-15 years
Non-compete agreements	221	(212)	9	5 years
Loan servicing rights(1)	5,639	(2,910)	2,729	10-25 years
Total intangible assets	$114,952	$(35,829)	$79,123
December 31, 2020
Core deposits	$95,711	$(22,727)	$72,984	10 years
Customer relationships	15,281	(6,600)	8,681	7-15 years
Non-compete agreements	221	(190)	31	5 years
Loan servicing rights(2)	5,302	(2,440)	2,862	10-25 years
Total intangible assets	$116,515	$(31,957)	$84,558
(1)Includes impairment losses of $0.1 million and less than $0.1 million for the three and six months ended June 30, 2021.
(2)Includes impairment losses of $0.2 million for the year ended December 31, 2020
The Company recognized amortization expense on intangible assets of $2.7 million and $5.3 million for the three and six months ended June 30, 2021, compared to $2.8 million and $5.5 million for the three and six months ended June 30, 2020.
The following table presents the estimated future amortization expense on intangible assets:

(Dollars in thousands)	June 30, 2021
Remaining in 2021	$5,647
2022	11,132
2023	10,980
2024	10,800
2025	10,544
Thereafter	30,020
Total	$79,123

10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Noninterest-bearing:
Noninterest demand	$4,328,060	$3,415,021
Total noninterest-bearing	$4,328,060	$3,415,021

Interest-bearing:
Interest-bearing demand	$2,633,423	$2,635,740
Savings	1,927,627	1,774,332
Money market	2,722,868	2,654,439
Customer time deposits	1,052,042	1,158,845
Brokered deposits	62,825	218,287
Total interest-bearing	8,398,785	8,441,643
Total deposits	$12,726,845	$11,856,664

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
The following table presents the components of net periodic benefit cost related to postretirement medical benefits plan.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Service cost	$17	$15	$34	$30
Interest cost	13	17	26	34
Prior service cost amortization	(19)	(19)	(38)	(38)
Net gain recognition	(5)	(9)	(10)	(18)
Net periodic cost (benefit)	$6	$4	$12	$8

Alliance Associate Pension Plan

During the fourth quarter of 2015, the Company completed the acquisition of Alliance Bancorp, Inc. of Pennsylvania (Alliance). At the time of the acquisition, the Company assumed the Alliance pension plan offered to its current Associates. In the first quarter of 2020, the Company received Internal Revenue Service and Pension Benefit Guaranty Corporation approval to terminate the plan. As of June 30, 2020, the Company completed the termination and contributed $0.5 million to the plan to settle the obligation.
The following table presents the components of net periodic benefit cost related to the Alliance Associate Pension Plan. There was no net periodic benefit cost during the three and six months ended June 30, 2021.

	Three months ended	Six months ended
(Dollars in thousands)	June 30, 2020	June 30, 2020
Service cost	$7	$17
Interest cost	42	105
Expected return on plan assets	(79)	(196)
Plan settlement loss	1,431	1,431
Net periodic cost (benefit)	$1,401	$1,357

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

	Three months ended June 30, 2021		Six months ended June 30, 2021
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$—	$15	$—	$29
Interest cost	530	77	1,060	154
Expected return on plan assets	(1,705)	—	(3,410)	—
Prior service cost amortization	—	(3)	—	(6)
Net loss (gain) recognition	7	—	13	—
Net periodic (benefit) cost	$(1,168)	$89	$(2,337)	$177

	Three months ended June 30, 2020		Six months ended June 30, 2020
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$—	$29	$—	$58
Interest cost	740	138	1,455	275
Expected return on plan assets	(1,588)	—	(3,182)	—
Net (gain) loss recognition	1	(16)	2	(32)
Net periodic (benefit) cost	$(847)	$151	$(1,725)	$301

12. INCOME TAXES
There were no unrecognized tax benefits as of June 30, 2021. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2017 through 2020 tax years are subject to examination as of June 30, 2021. The Company does not expect to record or realize any material unrecognized tax benefits during 2021.
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

The amortization of the low-income housing credit investments has been reflected as income tax expense of $0.9 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $1.6 million of such amortization has been reflected as income tax expense for the six months ended June 30, 2021 and 2020, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the six months ended June 30, 2021 were $1.8 million, $1.8 million and $0.3 million, respectively. The carrying value of the investment in affordable housing credits is $24.8 million at June 30, 2021, compared to $26.6 million at December 31, 2020.

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

The following tables present financial instruments carried at fair value as of June 30, 2021 and December 31, 2020 by level in the valuation hierarchy (as described above):

	June 30, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$618,419	$—	$618,419
FNMA MBS	—	2,329,787	—	2,329,787
FHLMC MBS	—	171,998	—	171,998
GNMA MBS	—	22,402	—	22,402
GSE agency notes	—	223,973	—	223,973
Other assets	—	8,606	—	8,606
Total assets measured at fair value on a recurring basis	$—	$3,375,185	$—	$3,375,185

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$4,464	$22,145	$26,609

Assets measured at fair value on a nonrecurring basis:
Other investments	$5,604	$—	$10,044	$15,648
Other real estate owned	—	—	1,044	1,044
Loans held for sale	—	113,173	—	113,173
Total assets measured at fair value on a nonrecurring basis	$5,604	$113,173	$11,088	$129,865

	December 31, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$471,325	$—	$471,325
FNMA MBS	—	1,598,970	—	1,598,970
FHLMC MBS	—	202,893	—	202,893
GNMA MBS	—	23,762	—	23,762
GSE agency notes	—	232,107	—	232,107
Other assets	—	14,448	—	14,448
Total assets measured at fair value on a recurring basis	$—	$2,543,505	$—	$2,543,505

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$8,218	$24,039	$32,257

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$9,541	$9,541
Other real estate owned	—	—	3,061	3,061
Loans held for sale	—	197,541	—	197,541
Total assets measured at fair value on a nonrecurring basis	$—	$197,541	$12,602	$210,143

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
Available-for-sale securities
Securities classified as available-for-sale are reported at fair value using Level 2 inputs. The Company believes that this Level 2 designation is appropriate under ASC 820-10, as these securities are GSEs and GNMA securities with almost all fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.
Other investments
Other investments includes equity investments with and without readily determinable fair values and equity method investments, which are categorized as Level 1 and Level 3. The Company's equity investments with a readily determinable fair value are held at fair value. The Company’s equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period and its equity method investments are initially recorded at cost based on the Company’s percentage ownership in the investee, and are adjusted to reflect the recognition of the Company’s proportionate share of income or loss of the investee based on the investee’s earnings.
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash, cash equivalents, and restricted cash
For cash and short-term investment securities, including due from banks, federal funds sold or purchased under agreements to resell and interest-bearing deposits with other banks, the carrying amount is a reasonable estimate of fair value.
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
Other investments
Other investments includes equity investments with and without readily determinable fair values (see discussion in “Fair Value of Financial Assets and Liabilities” section above).
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $13.0 million at June 30, 2021 and $12.8 million at December 31, 2020, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

June 30, 2021
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$15,648	Observed market comparable transactions	Period of observed transactions	May 2021
Other real estate owned	1,044	Fair market value of collateral	Costs to sell	10.0%
Other liabilities	22,145	Discounted cash flow	Timing of Visa litigation resolution	2.25 - 7.25 years (5.00 years or 4Q 2025)

The book value and estimated fair value of the Company's financial instruments are as follows:

		June 30, 2021		December 31, 2020
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$2,421,113	$2,421,113	$1,654,735	$1,654,735
Investment securities available-for-sale	Level 2	3,366,579	3,366,579	2,529,057	2,529,057
Investment securities held-to-maturity, net	Level 2	95,126	99,266	111,741	116,421
Other investments	Levels 1, 3	15,648	15,648	9,541	9,541
Loans, held for sale	Level 2	113,173	113,173	197,541	197,541
Loans and leases, net(1)	Level 3	8,131,846	8,208,084	8,795,935	9,130,003
Stock in FHLB of Pittsburgh	Level 2	6,090	6,090	5,771	5,771
Accrued interest receivable	Level 2	40,275	40,275	44,335	44,335
Other assets	Level 2	8,606	8,606	14,448	14,448
Financial liabilities:
Deposits	Level 2	12,726,845	12,734,333	11,856,664	11,868,897
Borrowed funds	Level 2	236,470	224,106	340,641	340,106
Standby letters of credit	Level 3	586	586	630	630
Accrued interest payable	Level 2	1,977	1,977	1,450	1,450
Other liabilities	Levels 2, 3	26,609	26,609	32,257	32,257
 (1) Includes reverse mortgage loans.
At June 30, 2021 and December 31, 2020 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of June 30, 2021.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives not designated as hedging instruments:
Interest rate products	$57,781	Other assets	$3,754
Interest rate products	57,781	Other liabilities	(4,034)
Risk participation agreements	4,293	Other liabilities	(5)
Interest rate lock commitments with customers	182,616	Other assets	4,342
Interest rate lock commitments with customers	10,406	Other liabilities	(202)
Forward sale commitments	85,611	Other assets	510
Forward sale commitments	82,268	Other liabilities	(223)
Financial derivatives related to sales of certain Visa Class B shares	113,177	Other liabilities	(22,145)
Total derivatives	$593,933		$(18,003)

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

Derivatives Designated as Hedging Instruments:
Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.
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
In 2020, the Company terminated its three interest rate derivatives that were designated as cash flow hedges for a net gain of $1.3 million, recognized in accumulated other comprehensive income (loss). Hedge accounting was discontinued, and the net gain in accumulated comprehensive income (loss) is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continues to be probable, the $1.3 million net gain will be recognized into earnings on a straight-line basis over each derivative's original contract term. During the next twelve months, the Company estimates that $0.3 million will be reclassified as an increase to interest income. During the three and six months ended June 30, 2021, $0.1 million and $0.3 million, respectively, was reclassified into interest income.
The table below presents the effect of the cash flow hedges on the unaudited Consolidated Statements of Income for three and six months ended June 30, 2020.

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Derivatives in cash flow hedging relationships	2020	2020
Interest rate products	$(25)	$1,560	Interest income
Total	$(25)	$1,560

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
At June 30, 2021 and December 31, 2020, there were 248 and 234 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $1.1 billion at both June 30, 2021 and December 31, 2020. At June 30, 2021, the swap transactions remaining maturities ranged from under 1 year to 14 years. At June 30, 2021, 206 of these customer swaps were in a paying position to third parties for $50.2 million, with our swap guarantees having a fair value of $13.0 million. At December 31, 2020, 231 of these customer swaps were in a paying position to third parties for $81.6 million, with the Company's swap guarantees having a fair value of $12.8 million. However, for both periods, none of the Company's customers were in default of the swap agreements.

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
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2021 and June 30, 2020.

	Amount of (Loss) or Gain Recognized in Income		Amount of (Loss) Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2021	2020	2021	2020
Interest rate lock commitments with customers	$(823)	$3,178	$(4,087)	$6,227	Mortgage banking activities, net
Forward sale commitments	(2,742)	(2,439)	3,382	$(6,484)	Mortgage banking activities, net
Total	$(3,565)	$739	$(705)	$(257)

Credit-risk-related Contingent Features
The Company has agreements with certain derivative counterparties that contain a provision under which, if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $6.5 million in securities and $6.1 million in cash against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at the termination value.

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

The following tables show segment results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$110,725	$—	$2,177	$112,902	$123,710	$—	$2,173	$125,883
Noninterest income	22,282	11,213	15,523	49,018	44,304	9,008	11,063	64,375
Total external customer revenues	133,007	11,213	17,700	161,920	168,014	9,008	13,236	190,258
Inter-segment revenues:
Interest income	842	328	3,031	4,201	937	237	2,442	3,616
Noninterest income	3,790	316	515	4,621	3,542	188	347	4,077
Total inter-segment revenues	4,632	644	3,546	8,822	4,479	425	2,789	7,693
Total revenue	137,639	11,857	21,246	170,742	172,493	9,433	16,025	197,951
External customer expenses:
Interest expense	5,983	—	170	6,153	11,659	—	468	12,127
Noninterest expenses	80,480	7,288	8,264	96,032	79,789	6,413	7,233	93,435
(Recovery of) provision for credit losses	(66,385)	—	(1,178)	(67,563)	93,819	—	935	94,754
Total external customer expenses	20,078	7,288	7,256	34,622	185,267	6,413	8,636	200,316
Inter-segment expenses:
Interest expense	3,359	207	635	4,201	2,679	131	806	3,616
Noninterest expenses	831	1,104	2,686	4,621	535	899	2,643	4,077
Total inter-segment expenses	4,190	1,311	3,321	8,822	3,214	1,030	3,449	7,693
Total expenses	24,268	8,599	10,577	43,444	188,481	7,443	12,085	208,009
Income (loss) before taxes	$113,371	$3,258	$10,669	$127,298	$(15,988)	$1,990	$3,940	$(10,058)
Income tax provision (benefit)				31,687				(2,247)
Consolidated net income (loss)				95,611				(7,811)
Net loss attributable to noncontrolling interest				(56)				(700)
Net income (loss) attributable to WSFS				$95,667				$(7,111)
Supplemental Information
Capital expenditures for the period ended	$1,735	$—	$—	$1,735	$155	$45	$99	$299

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$229,856	$—	$4,327	$234,183	$255,019	$—	$4,719	$259,738
Noninterest income	45,630	20,915	30,295	96,840	62,376	20,687	22,159	105,222
Total external customer revenues	275,486	20,915	34,622	331,023	317,395	20,687	26,878	364,960
Inter-segment revenues:
Interest income	1,686	597	5,726	8,009	2,880	237	5,291	8,408
Noninterest income	7,485	602	916	9,003	6,449	417	520	7,386
Total inter-segment revenues	9,171	1,199	6,642	17,012	9,329	654	5,811	15,794
Total revenue	284,657	22,114	41,264	348,035	326,724	21,341	32,689	380,754
External customer expenses:
Interest expense	12,887	—	362	13,249	28,406	—	1,426	29,832
Noninterest expenses	161,024	14,586	16,041	191,651	152,874	14,636	14,421	181,931
(Recovery of) provision for credit losses	(85,978)	—	(1,745)	(87,723)	148,853	—	2,547	151,400
Total external customer expenses	87,933	14,586	14,658	117,177	330,133	14,636	18,394	363,163
Inter-segment expenses:
Interest expense	6,323	387	1,299	8,009	5,528	1,085	1,795	8,408
Noninterest expenses	1,518	2,191	5,294	9,003	937	1,640	4,809	7,386
Total inter-segment expenses	7,841	2,578	6,593	17,012	6,465	2,725	6,604	15,794
Total expenses	95,774	17,164	21,251	134,189	336,598	17,361	24,998	378,957
Income (loss) before taxes	$188,883	$4,950	$20,013	$213,846	$(9,874)	$3,980	$7,691	$1,797
Income tax provision (benefit)				53,094				(959)
Consolidated net income				160,752				2,756
Net income (loss) attributable to noncontrolling interest				3				(1,060)
Net income attributable to WSFS				160,749				3,816
Supplemental Information
Capital expenditures for the period ended	$3,005	$—	$—	$3,005	$2,437	$256	$137	$2,830

The following table shows significant components of segment net assets as of June 30, 2021 and December 31, 2020:

	June 30, 2021				December 31, 2020
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$1,945,167	$465,667	$10,279	$2,421,113	$1,246,394	$397,878	$10,463	$1,654,735
Goodwill	452,629	—	20,199	472,828	452,629	—	20,199	472,828
Other segment assets	12,007,263	5,845	241,812	12,254,920	11,963,345	6,997	236,009	12,206,351
Total segment assets	$14,405,059	$471,512	$272,290	$15,148,861	$13,662,368	$404,875	$266,671	$14,333,914

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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no repurchases during the six months ended June 30, 2021 and 2020.
Unfunded Lending Commitments
At June 30, 2021 and December 31, 2020, the allowance for credit losses of unfunded lending commitments were $8.1 million and $8.2 million, respectively. A provision release of $0.8 million and $0.2 million was recognized during the three and six months ended June 30, 2021, respectively, and a provision expense for unfunded lending commitments of $3.4 million and $3.3 million was recognized during the three and six months ended June 30, 2020, respectively.

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
Changes to accumulated other comprehensive income by component are shown, net of taxes, in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, March 31, 2021	$(9,957)	$260	$(4,804)	$535	$264	$(13,702)
Other comprehensive income (loss) before reclassifications	24,104	—	(9)	—	—	24,095
Less: Amounts reclassified from accumulated other comprehensive income	—	(28)	(15)	(112)	—	(155)
Net current-period other comprehensive income (loss)	24,104	(28)	(24)	(112)	—	23,940
Balance, June 30, 2021	$14,147	$232	$(4,828)	$423	$264	$10,238

Balance, March 31, 2020	$72,436	$403	$(3,313)	$1,008	$—	$70,534
Other comprehensive income (loss) before reclassifications	3,703	—	7	(25)	—	3,685
Less: Amounts reclassified from accumulated other comprehensive loss	(1,450)	(57)	179	(111)	—	(1,439)
Net current-period other comprehensive income (loss)	2,253	(57)	186	(136)	—	2,246
Balance, June 30, 2020	$74,689	$346	$(3,127)	$872	$—	$72,780
(1)Cash flow hedges were terminated as of April 1, 2020

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, December 31, 2020	$59,882	$276	$(4,788)	$646	$(9)	$56,007
Other comprehensive (loss) income before reclassifications	(45,485)	—	(9)	—	273	(45,221)
Less: Amounts reclassified from accumulated other comprehensive income	(250)	(44)	(31)	(223)	—	(548)
Net current-period other comprehensive (loss) income	(45,735)	(44)	(40)	(223)	273	(45,769)
Balance, June 30, 2021	$14,147	$232	$(4,828)	$423	$264	$10,238

Balance, December 31, 2019	$26,927	$468	$(3,317)	$(577)	$—	$23,501
Other comprehensive income before reclassifications	49,739	—	43	1,560	—	51,342
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(1,977)	(122)	147	(111)	—	(2,063)
Net current-period other comprehensive income (loss)	47,762	(122)	190	1,449	—	49,279
Balance, June 30, 2020	$74,689	$346	$(3,127)	$872	$—	$72,780
(1)Cash flow hedges were terminated as of April 1, 2020

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the tables below:

	Three Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2021	2020
Securities available for sale:
Realized gains on securities transactions	$—	$(1,908)	Securities gains, net
Income taxes	—	458	Income tax provision
Net of tax	$—	$(1,450)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(37)	$(75)	Interest and dividends on investment securities
Income taxes	9	18	Income tax provision
Net of tax	$(28)	$(57)
Amortization of defined benefit pension plan-related items:
Prior service credits	$(22)	$(19)
Actuarial losses (gains)	2	(24)
Total before tax	$(20)	$(43)	Salaries, benefits and other compensation
Income taxes	5	10	Income tax provision
Net of tax	$(15)	$(33)
Defined benefit pension plan settlement:
Realized losses on plan settlement	$—	$279	Other operating expense
Income taxes	—	(67)	Income tax provision
Net of tax	$—	$212
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	$(147)	$(146)	Interest and fees on loans and leases
Income taxes	35	35	Income tax provision
Net of tax	$(112)	$(111)
Total reclassifications	$(155)	$(1,439)

	Six Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Operations
	2021	2020
Securities available-for-sale:
Realized gains on securities transactions	$(329)	$(2,601)	Securities gains, net
Income taxes	79	624	Income tax provision
Net of tax	$(250)	$(1,977)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(58)	$(160)	Interest and dividends on investment securities
Income taxes	14	38	Income tax provision
Net of tax	$(44)	$(122)
Amortization of defined benefit pension plan-related items:
Prior service credits	$(44)	$(38)
Actuarial gains	3	(48)
Total before tax	$(41)	$(86)	Salaries, benefits and other compensation
Income taxes	10	21	Income tax provision
Net of tax	$(31)	$(65)
Defined benefit pension plan settlement:
Realized losses on plan settlement	$—	$279	Other operating expense
Income taxes	—	(67)	Income tax provision
Net of tax	$—	$212
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	$(293)	$(146)	Interest and fees on loans and leases
Income taxes	70	35	Income tax provision
Net of tax	$(223)	$(111)
Total reclassifications	$(548)	$(2,063)

18. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time the Company enters into transactions with related parties, including, but not limited to, its officers and directors. These transactions are made on substantially the same terms and conditions, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to the Company. Any related party loans exceeding $0.5 million require review and approval by the Board of Directors. During the three and six months ended June 30, 2021, there were no loans originated to related parties exceeding $0.5 million. During the three and six months ended June 30, 2020, there were two loans originated to related parties exceeding $0.5 million, both of which were sold during the second quarter of 2020.
The outstanding balances of loans to related parties at June 30, 2021 and December 31, 2020 were $0.4 million and $0.2 million, respectively. Total deposits from related parties at June 30, 2021 and December 31, 2020 were $6.7 million and $8.3 million, respectively. During the second quarter of 2021, there were no new loan and credit line advances to related parties and repayments were less than $0.1 million.
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
As previously disclosed, on February 27, 2018, the Company entered into a settlement agreement with Universitas Education, LLC (Universitas) to resolve arbitration claims related to services provided by Christiana Bank and Trust Company (CB&T) prior to its acquisition by WSFS in December 2010. In accordance with the litigation settlement, the Company paid Universitas $12.0 million to fully settle the claims. During the third quarter of 2018, WSFS recovered $7.9 million in settlement and legal costs from insurance carriers that provided coverage relating to the Universitas matter. WSFS is pursuing all of its rights and remedies to recover the remaining amounts relating to the Universitas proceeding, including the Universitas settlement payment, legal fees and related costs, by enforcing the indemnity right in the 2010 purchase agreement by which WSFS acquired CB&T. During the second quarter of 2021, the court hearing WSFS' claim for indemnification granted WSFS' motion for summary judgement on the issue of liability against the counterparty to the purchase agreement. The court has not yet scheduled trial on damages owed to WSFS.
In March 2017, Nature’s Healing Trust (NHT) filed a complaint against WSFS Bank in the Delaware Court of Chancery. NHT asserts that WSFS Bank failed to provide timely notice concerning the possible lapse of two life settlement policies (aggregate face amount of $6.3 million) held in the trust. NHT asserts claims against WSFS Bank for breach of contract, breach of fiduciary duty, and negligence, and seeks the face value of the policies. WSFS Bank disputed the factual allegations and denied liability.
There were no material changes or additions to other significant pending legal or other proceedings involving the Company other than those arising out of routine operations.
20. SUBSEQUENT EVENTS
The Company evaluated subsequent events in accordance with ASC Topic 855 and determined that the following qualifies as a non-recognized subsequent event:
Resolution of NHT Legal Proceeding
On August 5, 2021, WSFS Bank reached a settlement with NHT. Under the settlement, WSFS will pay no damages, and the parties have agreed to dismiss and release all of their claims against each other. The parties will bear their own attorney's fees and costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $15.1 billion in assets and $26.7 billion in assets under management (AUM) and assets under administration (AUA) at June 30, 2021, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Delaware and Greater Philadelphia region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 189 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
We have six consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), Christiana Trust Company of Delaware® (Christiana Trust DE) and WSFS SPE Services, LLC. We also have one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank has two wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Our banking business had a total loan and lease portfolio of $8.3 billion as of June 30, 2021, which was funded primarily through commercial relationships and retail and customer generated deposits. We have built a $6.5 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide, Cash Connect® manages approximately $1.8 billion in total cash and services approximately 28,100 non-bank ATMs and approximately 5,800 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports 614 branded ATMs for WSFS Bank Customers, which is one of the largest branded ATM networks in our market.
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Combined, these businesses had $26.7 billion of AUM and AUA at June 30, 2021. WSFS Wealth® Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS, comprised of WSFS Institutional Services® and Christiana Trust DE, provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients. Christiana Trust DE also provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management businesses to provide comprehensive solutions to clients.
As of June 30, 2021, we service our customers primarily from 112 offices located in Pennsylvania (52), Delaware (42), New Jersey, (16), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile app.

Highlights for Second Quarter and First Six Months of 2021
Results and other notable items include the following:
•On March 9, 2021, WSFS signed an Agreement and Plan of Merger (the Merger Agreement) with Bryn Mawr, a Pennsylvania corporation and the parent holding company of The Bryn Mawr Trust Company, a Pennsylvania chartered bank and wholly owned subsidiary of Bryn Mawr (Bryn Mawr Bank). On June 10, 2021, the stockholders of both WSFS and Bryn Mawr approved the Merger. On July 21, 2021, we received a key regulatory approval from the Office of the Comptroller of the Currency. The Merger is subject to customary conditions and the remaining required regulatory approval, and is currently expected to close early in the fourth quarter of 2021. We recorded $2.4 million of corporate development and restructuring expense primarily related to the pending Merger during the second quarter of 2021.
•On June 15, 2021, WSFS completed the redemption of $100.0 million in aggregate principal amount of our 4.50% fixed-to-floating rate senior notes due 2026 (the 2026 Notes). We recorded a $1.1 million loss of debt extinguishment to recognize the remaining unamortized debt issue costs associated with these notes.
•We recorded a reduction in the allowance for credit losses (ACL) of $72.4 million and $96.4 million during the three and six months ended June 30, 2021, respectively, as a result of continued improving credit trends and economic forecasts.
•During the quarter, we recorded a $5.1 million unrealized gain on our investment in Social Finance, Inc. (SoFi), which was subsequently liquidated at a realized gain of approximately $4.4 million in July 2021.
•Taking a portion of the SoFi proceeds, we contributed $1.0 million to the WSFS CARES Foundation to further fund support to our expanded communities.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Total assets increased $814.9 million to $15.1 billion at June 30, 2021 compared to December 31, 2020. This increase is primarily comprised of the following:
•Investment securities, available-for-sale increased $837.5 million during the six months ended June 30, 2021 primarily due to $1.3 billion in purchases partially offset by repayments of $354.3 million, decreased market-values on available-for-sale securities of $45.7 million and sales of $9.3 million.
•Cash and cash equivalents increased $766.4 million, primarily reflecting the continuation of excess cash held due to increased deposits related to PPP loans, additional government stimulus and reduced levels of customer spending during the COVID-19 pandemic.
•Net loans and leases, excluding loans held for sale, decreased $664.1 million, reflecting a $612.4 million decline in commercial and industrial loans that included a $528.3 million decrease due to forgiveness of PPP loans, a $221.4 million decline in residential and commercial real estate loans, largely due to non-relationship run-off portfolios acquired through the Beneficial acquisition, and lower commercial loan demand resulting from higher levels of borrower liquidity. Partially offsetting these decreases was $134.1 million of growth across our owner-occupied, construction and commercial small business lease portfolios, and a decrease of $96.4 million in our allowance for credit losses due to positive developments in our economic forecasts and continued stable and improved credit quality metrics with notable declines in our problem assets, nonperforming assets and delinquencies.
•Loans held for sale decreased $84.4 million during the six months ended June 30, 2021 driven by a large commercial loan sale and a combination of lower origination volume and higher loans sales in our mortgage banking business during the six months ended June 30, 2021.
Total liabilities increased $722.6 million to $13.3 billion at June 30, 2021 compared to December 31, 2020. This increase is primarily comprised of the following:
•Total deposits increased $870.2 million, due to an increase in customer funding, reflecting continued elevated deposits from our Customers who received PPP loans, the impact of government stimulus checks and reduced levels of customer spending during the COVID-19 pandemic. The increase also reflects a $476.3 million increase in core deposits from our Trust business. The ratio of net loans and leases (including loans held for sale) to customer deposits was 65% at June 30, 2021 reflecting significant liquidity capacity.
•Senior debt decreased $98.8 million due to the redemption of the 2026 Notes, as described above.

•Other liabilities decreased $43.9 million primarily due to $35.7 million in lower accrued expenses, reflecting the timing of settlement for debt security trades, payment of Associate incentives and taxes in 2021, and a $3.1 million release of the unfunded commitments reserve, which is consistent with reductions in ACL based upon our stable and improving credit quality metrics.
•FHLB advances decreased $6.6 million due to maturities during the first quarter of 2021.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited)."
Capital Resources
Stockholders’ equity of WSFS increased $92.3 million between December 31, 2020 and June 30, 2021. This increase was primarily due to $160.7 million of income attributable to WSFS for the six months ended June 30, 2021, partially offset by $45.7 million from the effect of decreased market-values on available-for-sale securities, $12.0 million for the repurchases of 267,309 shares of common stock under our stock repurchase plan in January 2021, and the payment of dividends on our common stock of $11.9 million.
During the second quarter of 2021, our Board of Directors approved a quarterly cash dividend of $0.13 per share of common stock. This dividend will be paid on August 19, 2021 to stockholders of record as of August 5, 2021.
Book value per share of common stock was $39.63 at June 30, 2021, an increase of $2.11 from $37.52 at December 31, 2020. Tangible book value per share of common stock (a non-GAAP financial measure) was $28.02 at June 30, 2021, an increase of $2.17 from $25.85 at December 31, 2020. These increases are due to the same drivers of the increase in stockholders' equity of WSFS described above. We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."
The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of June 30, 2021:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$1,561,568	15.41%	$810,934	8.00%	$1,013,667	10.00%
WSFS Financial Corporation	1,542,475	15.14	814,845	8.00	1,018,556	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,440,393	14.21	608,200	6.00	810,934	8.00
WSFS Financial Corporation	1,421,301	13.95	611,134	6.00	814,845	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,440,393	14.21	456,150	4.50	658,884	6.50
WSFS Financial Corporation	1,356,301	13.32	458,350	4.50	662,062	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,440,393	10.11	569,876	4.00	506,834	5.00
WSFS Financial Corporation	1,421,301	9.96	570,601	4.00	713,251	5.00

Under the prompt corrective action regime, regulators have established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. A depository institution’s capital tier depends on its capital levels in relation to various relevant capital measures, which include leveraged and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized are subject to various restrictions, which may include restrictions on capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of June 30, 2021, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, the Company separately held $112.3 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
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
During the six months ended June 30, 2021, cash, cash equivalents and restricted cash increased $766.4 million to $2.4 billion from $1.7 billion as of December 31, 2020. Cash provided by operating activities was $89.1 million, primarily reflecting the cash impact of earnings and a $58.9 million increase from the net activity for loans held for sale during the six months ended June 30, 2021. These increases were partially offset by a decrease of $35.2 million in other liabilities from the settlement for debt security trades and payment of Associate incentives and taxes, as described above. Cash used in investing activities was $62.6 million primarily due to net purchases of available-for-sale debt securities of $913.7 million, partially offset by $826.1 million from decreased lending activity related to PPP loan forgiveness, $16.2 million in repayments, maturities and calls of held-to-maturity debt securities, and proceeds of $9.3 million from sales of available-for-sale debt securities. Cash provided by financing activities was $739.9 million, primarily due to a $871.4 million net increase in deposits, as a result of the increase in customer funding discussed above, partially offset by $100.0 million for the redemption of the 2026 Notes, $13.2 million for repurchases of common stock under the previously announced stock repurchase plan, common stock dividends of $11.9 million and $6.6 million for repayment of FHLB advances.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccruing loans:
Commercial and industrial	$14,261	$13,816
Owner-occupied commercial	2,781	5,360
Commercial mortgages	1,615	17,175
Residential	2,726	3,247
Consumer	2,641	2,310
Total nonaccruing loans	24,024	41,908
Other real estate owned	1,044	3,061
Restructured loans(1)(6)	14,997	15,539
Total nonperforming assets	$40,065	$60,508
Past due loans:
Commercial	$482	$5,634
Residential	1,093	25
Consumer (2)	6,958	11,035
Total past due loans	$8,533	$16,694
Ratio of allowance for credit losses to total loans and leases(3)	1.59%	2.51%
Ratio of nonaccruing loans to total gross loans and leases(4)	0.29	0.46
Ratio of nonperforming assets to total assets	0.26	0.42
Ratio of allowance for credit losses to nonaccruing loans	551	546
Ratio of allowance for credit losses to total nonperforming assets(5)	331	378
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
(5)Excludes acquired impaired loans.
(6)Balance excludes COVID-19 modifications of $120.4 million at June 30, 2021 and $114.8 million at December 31, 2020.

Nonperforming assets decreased $20.4 million between December 31, 2020 and June 30, 2021. This decrease was primarily due to $24.3 million of collection activity during the period, which included the payoff of one commercial real estate relationship of approximately $15.1 million during the first quarter of 2021. The decrease was partially offset by the transfer to non-accrual of approximately $3.0 million (net of charge-offs) in small commercial and retail loans and the move to non-accrual of one large commercial relationship during the first quarter of 2021 that was fully charged-off by June 30, 2021. The ratio of nonperforming assets to total assets decreased from 0.42% at December 31, 2020 to 0.26% at June 30, 2021.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Beginning balance	$60,508	$39,808
Additions	14,790	18,155
Collections	(24,286)	(8,171)
Transfers to accrual	(28)	—
Charge-offs	(10,919)	(4,914)
Ending balance	$40,065	$44,878
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

Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At June 30, 2021, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $2.2 billion. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 140.47% at June 30, 2021 compared with 133.10% at December 31, 2020. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 14.38% at June 30, 2021 compared with 13.07% at December 31, 2020.

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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	24.2%	19.92%	19.7%	19.10%
+200	16.0%	19.45%	13.1%	18.69%
+100	7.9%	18.90%	6.5%	18.05%
+50	3.8%	18.06%	3.2%	17.59%
+25	1.9%	17.96%	1.5%	17.32%
—	—%	17.83%	—%	17.04%
-25	(1.8)%	17.56%	(1.5)%	16.62%
-50	(2.4)%	17.21%	(2.1)%	16.20%
-100	(3.6)%	16.38%	(2.8)%	15.16%
'-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF
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

RESULTS OF OPERATIONS
Three months ended June 30, 2021: Net income for the three months ended June 30, 2021 was $95.7 million, compared to net loss of $7.1 million for the three months ended June 30, 2020.
•Net interest income decreased $7.0 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a decrease in purchase accounting accretion and the purposeful run-off of acquired non-relationship loan portfolios, partially offset by PPP income. See “Net Interest Income” for further information.
•Our (recovery of) provision for credit losses for the three months ended June 30, 2021 decreased $162.3 million compared to the three months ended June 30, 2020, primarily due to the positive economic outlook from our ACL modeling and improved credit quality metrics reflecting overall declines in problem assets, nonperforming assets and delinquencies, as compared to ACL reserve builds required during 2020 as a result of the economic uncertainty associated with the COVID-19 pandemic at that time. See “Allowance for Credit Losses” for further information.
•Noninterest income for the three months ended June 30, 2021 decreased $15.4 million compared to the three months ended June 30, 2020, primarily due to the year-over-year impact from of sale of Visa Class B shares in the prior year, a decline in our mortgage banking business and lower interchange fees from the impact of the Durbin Amendment on the second quarter of 2021 results, partially offset by unrealized gain in equity investments driven by our SoFi investment and higher revenues generated through our trust services in the current period compared to the prior period. See “Noninterest Income” for further information.
•Noninterest expense increased $2.6 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to increases in salaries and benefits, other operating expenses, equipment expense, and debt extinguishments costs from our 2026 Notes, partially offset loan workout and other credit costs. See “Noninterest Expense” for further information.
•Income tax provision (benefit) for the three months ended June 30, 2021 increased $33.9 million compared to the three months ended June 30, 2020, primarily due to the $137.4 million increase in pre-tax income.
Six months ended June 30, 2021: Net income for the six months ended June 30, 2021 was $160.7 million, compared to net income of $3.8 million for the six months ended June 30, 2020.
•Net interest income decreased $9.0 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower loan volumes relating to purposeful run-off of acquired non-relationship loan portfolios, a lower interest rate environment and a decrease in purchase accounting accretion, partially offset by favorable customer funding and PPP income. See “Net Interest Income” for further information.
•Our (recovery of) provision for credit losses for the six months ended June 30, 2021 decreased $239.1 million compared to the six months ended June 30, 2020, due to the reasons described above. See “Allowance for Credit Losses” for further information.
•Noninterest income for the six months ended June 30, 2021 decreased $8.4 million compared to the six months ended June 30, 2020, primarily due to the Visa Class B sale in 2020 and lower interchange fees from the impact of the Durbin Amendment on the first half of 2021 results as described above. These decreases were offset by the higher revenues generated through our trust services, the unrealized gain in equity investments from SoFi, and higher traditional banking fees in the current period compared to the prior period. See “Noninterest Income” for further information.
•Noninterest expense increased $9.7 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to increases in salaries and benefits, equipment expense and debt extinguishment costs, as described above, partially offset by lower loan workout and other credit costs and other operating expenses. See “Noninterest Expense” for further information.
•Income tax provision for the six months ended June 30, 2021 increased $54.1 million compared to the six months ended June 30, 2020, primarily due to the $212.0 million increase in pre-tax income.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$3,900,612	$46,039	4.74%	$4,291,301	$53,390	5.01%
Commercial real estate loans	2,791,438	28,277	4.06	2,841,231	31,230	4.42
Residential loans	647,442	11,271	6.96	933,854	13,679	5.86
Consumer loans	1,123,440	11,950	4.27	1,124,742	13,065	4.67
Loans held for sale	131,460	1,108	3.38	92,252	896	3.91
Total loans and leases	8,594,392	98,645	4.61	9,283,380	112,260	4.87
Mortgage-backed securities(3)	2,978,331	12,506	1.68	2,048,357	12,549	2.45
Investment securities(3)	318,415	1,383	1.97	130,671	1,009	3.82
Other interest-earning assets	1,414,264	368	0.10	220,801	65	0.12
Total interest-earning assets	$13,305,402	$112,902	3.41%	$11,683,209	$125,883	4.34%
Allowance for credit losses	(194,211)			(156,576)
Cash and due from banks	176,015			108,463
Cash in non-owned ATMs	468,136			319,154
Bank-owned life insurance	32,329			29,965
Other noninterest-earning assets	998,948			1,036,500
Total assets	$14,786,619			$13,020,715
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,560,283	$531	0.08%	$2,213,369	$882	0.16%
Savings	1,922,342	149	0.03	1,681,587	877	0.21
Money market	2,754,895	801	0.12	2,262,737	2,311	0.41
Customer time deposits	1,078,296	1,842	0.69	1,242,730	4,954	1.60
Total interest-bearing customer deposits	8,315,816	3,323	0.16	7,400,423	9,024	0.49
Brokered deposits	63,407	455	2.88	286,655	808	1.13
Total interest-bearing deposits	8,379,223	3,778	0.18	7,687,078	9,832	0.51
Federal Home Loan Bank advances	—	—	—	106,694	625	2.36
Trust preferred borrowings	67,011	317	1.90	67,011	484	2.90
Senior debt	228,260	2,053	3.60	98,681	1,180	4.78
Other borrowed funds(4)	21,661	5	0.09	25,580	6	0.09
Total interest-bearing liabilities	$8,696,155	$6,153	0.28%	$7,985,044	$12,127	0.61%
Noninterest-bearing demand deposits	3,963,476			2,882,999
Other noninterest-bearing liabilities	329,341			311,697
Stockholders’ equity	1,799,839			1,842,525
Noncontrolling interest	(2,192)			(1,550)
Total liabilities and stockholders’ equity	$14,786,619			$13,020,715
Excess of interest-earning assets over interest-bearing liabilities	$4,609,247			$3,698,165
Net interest and dividend income		$106,749			$113,756
Interest rate spread			3.13%			3.73%
Net interest margin			3.23%			3.93%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

	Six months ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$4,018,667	$98,659	4.96%	$3,912,464	$109,084	5.62%
Commercial real estate loans	2,797,375	57,468	4.14	2,825,049	65,522	4.66
Residential loans	690,776	24,135	6.99	963,131	27,219	5.65
Consumer loans	1,141,414	24,786	4.38	1,127,483	28,000	4.99
Loans held for sale	146,291	2,449	3.38	81,068	1,637	4.06
Total loans and leases	8,794,523	207,497	4.76	8,909,195	231,462	5.23
Mortgage-backed securities(3)	2,744,420	23,210	1.69	2,003,997	25,768	2.57
Investment securities	327,363	2,832	1.97	130,896	1,935	3.61
Other interest-earning assets	1,259,806	644	0.10	148,578	573	0.78
Total interest-earning assets	$13,126,112	$234,183	3.61%	$11,192,666	$259,738	4.68%
Allowance for credit losses	(210,471)			(120,816)
Cash and due from banks	145,568			124,129
Cash in non-owned ATMs	431,226			327,314
Bank-owned life insurance	32,242			30,059
Other noninterest-earning assets	998,202			1,036,767
Total assets	$14,522,879			$12,590,119
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,566,271	$1,149	0.09%	$2,149,299	$2,779	0.26%
Savings	1,876,815	299	0.03	1,627,901	2,621	0.32
Money market	2,718,758	1,655	0.12	2,207,861	6,400	0.58
Customer time deposits	1,097,636	4,219	0.78	1,274,081	10,610	1.67
Total interest-bearing customer deposits	8,259,480	7,322	0.18	7,259,142	22,410	0.62
Brokered deposits	99,979	952	1.92	258,539	2,059	1.60
Total interest-bearing deposits	8,359,459	8,274	0.20	7,517,681	24,469	0.65
Federal Home Loan Bank advances	366	5	2.75	138,376	1,455	2.11
Trust preferred borrowings	67,011	641	1.93	67,011	1,070	3.21
Senior debt	237,406	4,319	3.64	98,654	2,359	4.78
Other borrowed funds(4)	20,664	10	0.10	86,918	479	1.11
Total interest-bearing liabilities	$8,684,906	$13,249	0.31%	$7,908,640	$29,832	0.76%
Noninterest-bearing demand deposits	3,728,459			2,524,755
Other noninterest-bearing liabilities	325,838			318,941
Stockholders’ equity	1,785,907			1,839,013
Noncontrolling interest	(2,231)			(1,230)
Total liabilities and stockholders’ equity	$14,522,879			$12,590,119
Excess of interest-earning assets over interest-bearing liabilities	$4,441,206			$3,284,026
Net interest and dividend income		$220,934			$229,906
Interest rate spread			3.30%			3.92%
Net interest margin			3.40%			4.14%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

Three months ended June 30, 2021: During the three months ended June 30, 2021, net interest income decreased $7.0 million from the three months ended June 30, 2020 primarily due to a $4.9 million decrease in purchase accounting accretion and a $3.0 million reduction, excluding PPP loans, primarily from lower loan balances due to purposeful run-off of acquired non-relationship loans. These decreases were partially offset by $0.9 million of higher PPP income. Net interest margin was 3.23% for the second quarter of 2021, a 70 basis point decrease compared to 3.93% for the second quarter of 2020 reflecting 45 bps from the short-term liquidity increase in customer deposits, a 19 bps net decline from the lower interest rate environment and balance sheet mix, and 22 bps from lower purchase accounting accretion, partially offset by a 16 bps increase from the impact of PPP loans.
Six months ended June 30, 2021: During the six months ended June 30, 2021, net interest income decreased $9.0 million from the six months ended June 30, 2020. This decrease included a $26.1 million reduction from lower loan volumes due to purposeful run-off of acquired non-relationship loans and the net impact of a lower interest rate environment, and a $7.8 million decrease in purchase accounting accretion. This was partially offset by a favorable increase of $15.1 million from lower customer funding and $10.2 million of net interest income from PPP loans. Net interest margin was 3.40% for the six months ended June 30, 2021, a 74 basis point decrease compared to 4.14% for the six months ended June 30, 2020 reflecting 70 bps net decline from the lower interest rate environment and balance sheet mix, 28 bps from the significant short-term liquidity increase in customer deposits, and 20 bps from lower purchase accounting accretion, partially offset by a 29 bps increase from the favorable impact from customer funding and a 14 bps increase from the impact of PPP loans.
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
During the three months ended June 30, 2021, we recorded a recovery of credit losses of $67.6 million, a net change of $162.3 million as compared with the provision for credit losses of $94.8 million for the three months ended June 30, 2020. During the six months ended June 30, 2021, we recorded a recovery of credit losses of $87.7 million, a net change of $239.1 million as compared with the provision for credit losses of $151.4 million for the six months ended June 30, 2020. These improvements reflect the continued positive economic outlook from our ACL modeling and improved credit quality metrics reflecting overall declines in problem assets, nonperforming assets and delinquencies.
The allowance for credit losses decreased to $132.4 million at June 30, 2021 from $228.8 million at December 31, 2020, primarily due to the $87.7 million recovery of credit losses during the six months ended June 30, 2021, as described above. The ratio of allowance for credit losses to total loans and leases was 1.59% at June 30, 2021 and 2.51% at December 31, 2020. Net charge-offs were $4.8 million and $8.7 million during the three and six months ended June 30, 2021, respectively, and were primarily driven by one commercial relationship, as described above in Nonperforming Assets.
When compared to the three and six months ended June 30, 2020, net charge-offs increased by $3.2 million and $6.0 million, respectively. The ratio of net charge-offs to average gross loans net of unearned income, which excludes loans held for sale and reverse mortgages, was 0.20% (annualized) and 0.09% at June 30, 2021 and December 31, 2020, respectively.
See Note 7 to the unaudited Consolidated Financial Statements and Nonperforming Assets above for further information.
Noninterest Income
Three months ended June 30, 2021: During the three months ended June 30, 2021, noninterest income was $49.0 million, a decrease of $15.4 million from $64.4 million during the three months ended June 30, 2020. This decrease includes the impact of a $22.1 million gain on sale of Visa Class B shares that occurred in June 2020, a $4.0 million decrease in mortgage banking activities from the expected decline in pipeline volume compared to the historically higher levels in the prior period, and a $1.7 million decrease in Credit/debit card and ATM income, which included a reduction in interchange fees of $3.4 million resulting from the Durbin amendment (effective for us on July 1, 2020). Partially offsetting these decreases were $5.3 million of unrealized gains on equity investments primarily driven by our investment in SoFi and an increase of $4.4 million in Investment management and fiduciary revenue driven by our trust services.

Six months ended June 30, 2021: During the six months ended June 30, 2021, noninterest income was $96.8 million, a decrease of $8.4 million from $105.2 million during the six months ended June 30, 2020. This decrease includes the $22.1 million gain on sale of Visa Class B shares as described above, and a $6.3 million decrease in Credit/debit card and ATM income primarily due to a reduction in interchange fees resulting from the Durbin Amendment, offset by an increase of $7.7 million in Investment management and fiduciary revenue driven by trust services revenue, $4.6 million of unrealized gains on equity investments driven primarily from the gains associated with SoFi, $4.0 million from higher traditional banking fees, and $4.4 million from other income, driven primarily by $2.0 million from Cash Connect® and $1.4 million from gains on SBA loans.
For further information, see Note 3 to the unaudited Consolidated Financial Statements.
Noninterest Expense
Three months ended June 30, 2021: During the three month ended June 30, 2021, noninterest expense was $96.0 million, an increase of $2.6 million from $93.4 million for the three months ended June 30, 2020. The increase was primarily due to a $3.7 million increase in Salaries, benefits and other compensation as a result of higher salaries and incentive compensation due to continued franchise growth, a $1.9 million increase in Other operating expenses that included a $1.0 million contribution to the WSFS CARES Foundation, a $1.6 million increase in Equipment expense including higher third-party software expenses related to our ongoing delivery transformation initiatives, and $1.1 million in debt extinguishment costs from the repayment of our 2026 Notes. These increases were partially offset by a $5.1 million decrease in Loan workout and other credit costs due to the release of reserves on our unfunded commitments.
Six months ended June 30, 2021: During the six months ended June 30, 2021, noninterest expense was $191.7 million, an increase of $9.7 million from $181.9 million for the six months ended June 30, 2020. The increase was primarily due to a $11.4 million increase in Salaries, benefits and other compensation as a result of higher salaries and incentive compensation due to franchise growth, a $4.0 million increase in Equipment expense including our ongoing delivery transformation initiatives as described above, and $1.1 million in debt extinguishment costs. These increases were partially offset by a $4.5 million decrease in Loan workout and other credit costs and $3.9 million decrease in Other operating expenses primarily due to $2.0 million in lower contributions to the WSFS CARES Foundation (formerly the WSFS Community Foundation) when compared to the prior year and $1.4 million of plan settlement loss incurred from the termination of the Alliance Pension Plan in June 2020.

Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $31.7 million and $53.1 million during the three and six months ended June 30, 2021, respectively, compared to income tax benefit of $2.2 million and $1.0 million for the same periods in 2020.
Our effective tax rate was 24.9% and 24.8% for the three and six months ended June 30, 2021, respectively, compared to 22.3% and 53.4% for the same periods in 2020. The effective tax rate for the six months ended June 30, 2021 increased primarily due to the $1.7 million in tax benefits recognized during the six months ended June 30, 2020 related to tax law changes contained in the CARES Act, related to the ability to carry back certain acquired net operating losses to prior years where the statutory tax rate was higher than the current statutory tax rate. Further, we incurred $0.2 million and $0.6 million of tax expense related to nondeductible acquisition costs during the three and six months ended June 30, 2021 whereas none were incurred in the comparable periods in 2020.
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
Contractual Obligations
Our contractual obligations at June 30, 2021 did not significantly change from our contractual obligations at December 31, 2020, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

(Dollars and share amounts in thousands, except per share amounts)	June 30, 2021	December 31, 2020
Stockholders’ equity of WSFS	$1,884,054	$1,791,726
Less: Goodwill and other intangible assets	551,951	557,386
Tangible common equity (numerator)	$1,332,103	$1,234,340
Shares of common stock outstanding (denominator)	47,535	47,756
Book value per share of common stock	$39.63	$37.52
Goodwill and other intangible assets	11.61	11.67
Tangible book value per share of common stock	$28.02	$25.85
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
Critical accounting estimates at June 30, 2021 did not significantly change from our critical accounting estimates at December 31, 2020, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at June 30, 2021 did not significantly change from our recent regulatory developments at December 31, 2020 and March 31, 2021, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2021.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
The information required by this Item is incorporated herein by reference to the information provided in Item 2 Part I (Interest Rate Sensitivity) of this Quarterly Report on Form 10-Q.
Item 4.     Controls and Procedures

(a)Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)Changes in internal control over financial reporting. During the three months ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Although we anticipate closing the Merger during the fourth quarter of 2021, the Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. These conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by March 9, 2022, either the Company or Bryn Mawr may choose to terminate the Merger Agreement at any time after that date if the failure to consummate the transactions contemplated by the Merger Agreement is not caused by any breach of the Merger Agreement by the party electing to terminate the Merger Agreement. Further, the outcomes of several lawsuits filed by stockholders of the Company and Bryn Mawr against the Company, Bryn Mawr and their respective boards of directors with respect to the Merger during the second quarter of 2021 are uncertain and could result in significant costs, management distraction, and/or a delay of or injunction against the Merger.
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
Additionally, if the Merger is not completed, our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and we seek another Merger or business combination, you cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger.
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

In addition, the impacts of the COVID-19 pandemic may make it more costly or more difficult to integrate the businesses of WSFS and Bryn Mawr. If the Company experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Bryn Mawr or the Company to lose current customers or cause current customers to remove their accounts from Bryn Mawr or the Company and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Bryn Mawr and the Company during this transition period and on the Company for an undetermined period after consummation of the Merger.
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
Before the transactions contemplated by the Merger Agreement, including the Merger, may be completed, various approvals must be obtained from bank regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder; effectiveness of the parties in combating money laundering activities; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Merger that are not anticipated or cannot be met. Furthermore, such conditions or changes may constitute a burdensome condition that may allow WSFS to terminate the Merger Agreement and WSFS may exercise its right to terminate the Merger Agreement. If the consummation of the Merger is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of each of WSFS and Bryn Mawr may also be adversely affected.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2020, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of 7,594,977 shares of common stock, or 15% of its outstanding shares as of March 31, 2020. Under the program, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The program is consistent with our intent to return a minimum of 25% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks.
During the three months ended June 30, 2021, no repurchases of shares of common stock were made under the Company's share repurchase program. All share repurchases were temporarily suspended upon the announcement of the Company signing the Merger Agreement with Bryn Mawr on March 10, 2021, and we expect the repurchases will continue to be suspended until the close of the Merger, which is currently anticipated to close early in the fourth quarter of 2021.

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

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 6, 2021, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: August 6, 2021	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)