Form 10-Q
period 2021-09-30
WSFS FINANCIAL CORP
filed 2021-11-05
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 47,567,898 shares as of October 31, 2021.

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
•the intention of the United Kingdom's Financial Conduct Authority (FCA) to cease support of London Inter-Bank Offered Rate (LIBOR) and the transition to an alternative reference interest rate, such as the Secured Overnight Financing Rate (SOFR), including methodologies for calculating the rate that are different from the LIBOR methodology and changed language for existing and new floating or adjustable rate contracts;
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

•the Company’s ability to complete the pending merger with Bryn Mawr on the terms proposed, which are subject to a number of conditions, risks and uncertainties, including the possibility that the proposed acquisition does not close when expected or at all because all conditions to closing are not received or satisfied on a timely basis or at all, the failure to close for any other reason, diversion of management time on merger-related issues, risks relating to the potential dilutive effect of shares of the Company’s common stock to be issued in the acquisition of Bryn Mawr, and the reaction to the acquisition of Bryn Mawr of the companies’ respective customers, employees and counterparties;
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
•the effects of weather, including climate change, and natural disasters such as floods, droughts, wind, tornadoes and hurricanes as well as effects from geopolitical instability, public health crises and man-made disasters including terrorist attacks;
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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share and share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans and leases	$93,460	$110,195	$300,957	$341,657
Interest on mortgage-backed securities	13,947	11,686	37,157	37,454
Interest and dividends on investment securities:
Taxable	702	435	2,105	552
Tax-exempt	651	830	2,080	2,648
Other interest income	691	224	1,335	797
	109,451	123,370	343,634	383,108
Interest expense:
Interest on deposits	3,550	8,346	11,824	32,815
Interest on Federal Home Loan Bank advances	—	445	5	1,900
Interest on senior debt	1,089	1,179	5,408	3,538
Interest on federal funds purchased	—	—	—	471
Interest on trust preferred borrowings	316	347	957	1,417
Interest on other borrowings	5	5	15	13
	4,960	10,322	18,209	40,154
Net interest income	104,491	113,048	325,425	342,954
(Recovery of) provision for credit losses	(21,310)	2,716	(109,033)	154,116
Net interest income after (recovery of) provision for credit losses	125,801	110,332	434,458	188,838
Noninterest income:
Credit/debit card and ATM income	7,651	7,251	22,023	27,916
Investment management and fiduciary income	15,370	13,266	44,983	35,157
Deposit service charges	5,742	4,772	16,521	14,594
Mortgage banking activities, net	5,637	11,507	18,690	23,472
Loan and lease fee income	1,216	1,165	6,431	3,381
Securities gains, net	2	3,322	331	5,923
Unrealized (loss) gain on equity investments, net	(120)	104	5,141	761
Realized (loss) gain on sale of equity investments, net	(706)	—	(706)	22,052
Bank owned life insurance income	351	591	1,251	1,011
Other income	7,470	7,193	24,788	20,126
	42,613	49,171	139,453	154,393
Noninterest expense:
Salaries, benefits and other compensation	53,344	48,772	158,890	142,875
Occupancy expense	8,150	8,152	24,693	24,114
Equipment expense	6,807	5,678	21,536	16,401
Data processing and operations expenses	3,467	3,198	10,296	9,337
Professional fees	4,244	4,611	11,501	13,634
Marketing expense	1,480	1,451	3,758	3,617
Loss on debt extinguishment	—	2,280	1,087	2,280
FDIC expenses	1,061	829	3,186	1,080
Loan workout and other credit costs	196	1,422	764	6,462
Corporate development expense	2,049	428	6,687	4,570
Restructuring expense	—	—	(409)	—
Other operating expense	15,648	16,719	46,108	51,101
	96,446	93,540	288,097	275,471
Income before taxes	71,968	65,963	285,814	67,760
Income tax provision	17,516	15,140	70,610	14,181
Net income	$54,452	$50,823	$215,204	$53,579
Less: Net income (loss) attributable to noncontrolling interest	46	(322)	49	(1,382)
Net income attributable to WSFS	$54,406	$51,145	$215,155	$54,961
Earnings per share:
Basic	$1.14	$1.01	$4.53	$1.08
Diluted	$1.14	$1.01	$4.51	$1.08
Weighted average shares of common stock outstanding:
Basic	47,541,489	50,665,359	47,526,730	50,801,777
Diluted	47,670,645	50,684,493	47,676,515	50,832,085

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$54,452	$50,823	$215,204	$53,579
Less: Net (loss) income attributable to noncontrolling interest	46	(322)	49	(1,382)
Net income attributable to WSFS	54,406	51,145	215,155	54,961
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(8,094), (1,097), $(22,457), and 14,610, respectively	(25,639)	(3,474)	(71,124)	46,264
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $1, $797, $80, and $1,421, respectively	(2)	(2,525)	(252)	(4,501)
	(25,641)	(5,999)	(71,376)	41,763
Net change in securities held-to-maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $9, $12, $23, and $50, respectively	(29)	(39)	(73)	(161)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax benefit of $7, $8, $20, and $15, respectively	(23)	(25)	(63)	(47)
Pension settlement, net of tax expense of $—, $—, $—, and $67, respectively	—	—	—	212
	(23)	(25)	(63)	165
Net change in cash flow hedge
Net unrealized gain arising during the period, net of tax expense of $—, $— $—, and $493, respectively	—	—	—	1,560
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $36, $36, $106, and $71, respectively	(113)	(113)	(336)	(224)
	(113)	(113)	(336)	1,336
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax expense (benefit) of $26, $(3), $112, and $(3), respectively	82	(9)	355	(9)
Total other comprehensive (loss) income	(25,724)	(6,185)	(71,493)	43,094
Total comprehensive income	$28,682	$44,960	$143,662	$98,055
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	September 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$1,538,178	$1,244,705
Cash in non-owned ATMs	472,863	402,339
Interest-bearing deposits in other banks including collateral (restricted cash) of $5,560 at September 30, 2021 and $7,390 December 31, 2020	5,846	7,691
Total cash, cash equivalents, and restricted cash	2,016,887	1,654,735
Investment securities, available-for-sale (amortized cost of $4,258,105 at September 30, 2021 and $2,450,265 at December 31, 2020	4,242,981	2,529,057
Investment securities, held-to-maturity, net of allowance for credit losses of $4 at September 30, 2021 and $6 at December 31, 2020 (fair value $95,897 at September 30, 2021 and $116,421 at December 31, 2020)	92,169	111,741
Other investments	10,152	9,541
Loans, held for sale at fair value	81,549	197,541
Loans and leases, net of allowance for credit losses of $104,871 at September 30, 2021 and $228,804 at December 31, 2020	7,914,310	8,795,935
Bank owned life insurance	33,788	32,051
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	6,089	5,771
Other real estate owned	2,195	3,061
Accrued interest receivable	39,400	44,335
Premises and equipment	90,962	96,556
Goodwill	472,828	472,828
Intangible assets	76,524	84,558
Other assets	296,262	296,204
Total assets	$15,376,096	$14,333,914
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$4,133,945	$3,415,021
Interest-bearing	8,633,616	8,441,643
Total deposits	12,767,561	11,856,664
FHLB advances	—	6,623
Trust preferred borrowings	67,011	67,011
Senior debt	147,881	246,617
Other borrowed funds	20,976	20,390
Accrued interest payable	3,165	1,450
Other liabilities	462,804	345,679
Total liabilities	13,469,398	12,544,434
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 57,634,902 at September 30, 2021 and 57,575,783 at December 31, 2020	577	576
Capital in excess of par value	1,056,614	1,053,022
Accumulated other comprehensive (loss) income	(15,486)	56,007
Retained earnings	1,174,511	977,414
Treasury stock at cost, 10,086,936 shares at September 30, 2021 and 9,819,627 shares at December 31, 2020	(307,321)	(295,293)
Total stockholders’ equity of WSFS	1,908,895	1,791,726
Noncontrolling interest	(2,197)	(2,246)
Total stockholders' equity	1,906,698	1,789,480
Total liabilities and stockholders' equity	$15,376,096	$14,333,914

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended September 30, 2021
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2020	57,575,783	$576	$1,053,022	$56,007	$977,414	$(295,293)	$1,791,726	$(2,246)	$1,789,480
Net income	—	—	—	—	215,155	—	215,155	49	215,204
Other comprehensive loss	—	—	—	(71,493)	—	—	(71,493)	—	(71,493)
Cash dividend, $0.38 per share	—	—	—	—	(18,058)	—	(18,058)	—	(18,058)
Issuance of common stock including proceeds from exercise of common stock options	59,119	1	525	—	—	—	526	—	526
Stock-based compensation expense	—	—	4,250	—	—	—	4,250	—	4,250
Repurchases of common stock (1)	—	—	(1,183)	—	—	(12,028)	(13,211)	—	(13,211)
Balance, September 30, 2021	57,634,902	$577	$1,056,614	$(15,486)	$1,174,511	$(307,321)	$1,908,895	$(2,197)	$1,906,698

	Three Months Ended September 30, 2021
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, June 30, 2021	57,622,151	$577	$1,054,276	$10,238	$1,126,284	$(307,321)	$1,884,054	$(2,243)	$1,881,811
Net income	—	—	—	—	54,406	—	54,406	46	54,452
Other comprehensive loss	—	—	—	(25,724)	—	—	(25,724)	—	(25,724)
Cash dividend, $0.13 per share	—	—	—	—	(6,179)	—	(6,179)	—	(6,179)
Issuance of common stock including proceeds from exercise of common stock options	12,751	—	349	—	—	—	349	—	349
Stock-based compensation expense	—	—	1,989	—	—	—	1,989	—	1,989
Repurchases of common shares	—	—	—	—	—	—	—	—	—
Balance, September 30, 2021	57,634,902	$577	$1,056,614	$(15,486)	$1,174,511	$(307,321)	$1,908,895	$(2,197)	$1,906,698
(1)Repurchase of common stock includes 267,309 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 18,348 shares withheld to cover tax liabilities.

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
(1)Repurchase of common stock includes 1,004,348 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors and 24,884 shares withheld to cover tax liabilities.
(2)Repurchase of common stock includes 2,353 shares withheld to cover tax liabilities.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Operating activities:
Net income	$215,204	$53,579
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(109,033)	154,116
Depreciation of premises and equipment, net	9,889	11,322
Accretion of fees and discounts, net	(33,270)	(40,136)
Amortization of intangible assets	7,949	8,236
Amortization of right of use lease asset	8,903	9,267
Decrease in operating lease liability	(9,281)	(9,563)
Income from mortgage banking activities, net	(18,690)	(23,472)
Gain on sale of securities, net	(331)	(5,923)
Loss on sale of other real estate owned and valuation adjustments, net	(388)	(102)
Stock-based compensation expense	4,250	1,954
Unrealized gain on equity investments, net	(5,141)	(761)
Realized loss (gain) on sale of equity investments, net	706	(22,052)
Deferred income tax expense (benefit)	35,492	(36,541)
Decrease (increase) in accrued interest receivable	4,935	(4,707)
Increase in other assets	(24,809)	(14,032)
Origination of loans held for sale	(729,620)	(663,371)
Proceeds from sales of loans held for sale	806,159	589,993
Increase in value of bank owned life insurance	(1,737)	(1,423)
Increase in capitalized interest, net	(2,303)	(2,755)
Increase in accrued interest payable	1,715	5,419
Increase in other liabilities	128,915	39,806
Net cash provided by operating activities	$289,514	$48,854
Investing activities:
Purchases of investment securities held to maturity	$—	$(6,307)
Repayments, maturities and calls of investment securities held-to-maturity	19,015	25,430
Sale of investment securities available-for-sale	14,046	198,855
Purchases of investment securities available-for-sale	(2,341,784)	(943,710)
Repayments of investment securities available-for-sale	509,738	408,989
Net proceeds from sale of equity investments	4,899	85,850
Net decrease (increase) in loans	1,094,734	(792,881)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(585)	(145,399)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	267	159,999
Sales of other real estate owned	2,489	2,014
Investment in premises and equipment	(4,722)	(3,480)
Sales of premises and equipment	427	69
Net cash used in investing activities	$(701,476)	$(1,010,571)

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Financing activities:
Net increase in demand and saving deposits	$1,213,808	$1,948,026
Decrease in time deposits	(123,431)	(132,767)
Decrease in brokered deposits	(178,897)	(5,002)
Receipts from FHLB advances	—	5,037,296
Repayments of FHLB advances	(6,623)	(5,133,220)
Receipts from federal funds purchased	—	8,030,475
Repayments of federal funds purchased	—	(8,225,475)
Cash dividend	(18,058)	(18,319)
Issuance of common stock including proceeds from exercise of common stock options	526	1,359
Redemption of senior debt	(100,000)	—
Repurchases of common shares	(13,211)	(39,488)
Net cash provided by financing activities	$774,114	$1,462,885
Increase in cash, cash equivalents, and restricted cash	362,152	501,168
Cash, cash equivalents, and restricted cash at beginning of period	1,654,735	571,752
Cash, cash equivalents, and restricted cash at end of period	$2,016,887	$1,072,920
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,493	$34,735
Income taxes	29,064	60,494
Non-cash information:
Loans transferred to other real estate owned	1,844	2,503
Loans transferred to portfolio from held-for-sale at fair value	44,343	24,180
Impact of ASC 326 Adoption:
Allowance for credit losses on held-to-maturity debt securities	—	(8)
Allowance for credit losses on loans and leases	—	(35,855)
Deferred tax assets	—	8,461
Allowance for credit losses on unfunded lending commitments	—	(2,966)
Retained earnings	—	30,368
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2020 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at September 30, 2021.
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

There was no accounting guidance pending adoption at September 30, 2021.

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Bailment fees	$3,310	$3,311	$9,689	$11,472
Interchange fees	3,537	3,267	10,077	14,514
Other card and ATM fees	804	673	2,257	1,930
Total credit/debit card and ATM income	$7,651	$7,251	$22,023	$27,916
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
Credit/debit card and ATM income also includes interchange fees. Interchange fees are paid by a merchant's bank to a bank that issued a debit or credit card used in a transaction to compensate the issuing bank for the value and benefit the merchant receives from accepting electronic payments. These revenue streams generate fee income at the time a transaction occurs and are recorded as revenue at the time of the transaction. Interchange income decreased due to the impact of the Durbin Amendment, which became effective for the Company on July 1, 2020. The Durbin Amendment is a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that established a cap on interchange fees with respect to debit transactions for banks that, together with their affiliates, have over $10 billion in assets.
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Trust fees	$10,626	$9,303	$31,198	$23,565
Wealth management and advisory fees	4,744	3,963	13,785	11,592
Total investment management and fiduciary income	$15,370	$13,266	$44,983	$35,157
Investment management and fiduciary income is composed of trust fees and wealth management and advisory fees. Trust fees are based on revenue earned from custody, escrow, trustee and trustee related services on structured finance transactions; indenture trustee, administrative agent and collateral agent services to institutions and corporations; commercial domicile and independent director services; and investment and trustee services to families and individuals across the U.S. Most fees are flat fees, except for a portion of personal and corporate trustee fees where the Company earns a percentage on the assets under management or assets held within a trust. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for services provided.
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Service fees	$3,629	$3,116	$10,604	$9,246
Return and overdraft fees	1,850	1,532	4,932	4,998
Other deposit service fees	263	124	985	350
Total deposit service charges	$5,742	$4,772	$16,521	$14,594
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
Other income
The following table presents the components of other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Managed service fees	$4,233	$3,794	$12,346	$11,549
Currency preparation	1,045	1,083	3,153	2,842
ATM loss protection	639	597	1,889	1,815
Miscellaneous products and services	1,553	1,719	7,400	3,920
Total other income	$7,470	$7,193	$24,788	$20,126
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

See Note 15 for further information about the disaggregation of noninterest income by segment.

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income attributable to WSFS	$54,406	$51,145	$215,155	$54,961
Denominator:
Weighted average basic shares	47,541	50,665	47,527	50,802
Dilutive potential common shares	130	19	150	30
Weighted average fully diluted shares	47,671	50,684	$47,677	$50,832
Earnings per share:
Basic	$1.14	$1.01	$4.53	$1.08
Diluted	$1.14	$1.01	$4.51	$1.08
Outstanding common stock equivalents having no dilutive effect	5	29	—	18
Basic earnings per share is calculated by dividing Net income attributable to WSFS by the weighted-average basic shares outstanding. Diluted earnings per share is calculated by dividing Net income attributable to WSFS by the weighted-average fully diluted shares outstanding, using the treasury stock method. Fully diluted shares include the adjustment for the dilutive effect of common stock awards, which include outstanding stock options and unvested restricted stock units under the 2013 Incentive Plan and the 2018 Incentive Plan.
5. INVESTMENTS
Debt Securities
The following tables detail the amortized cost, allowance for credit losses and the estimated fair value of the Company's investments in available-for-sale and held-to-maturity debt securities. None of the Company's investments in debt securities are classified as trading.

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligation (CMO)	$607,148	$5,748	$11,032	$—	$601,864
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,250,188	31,983	39,699	—	3,242,472
Freddie Mac (FHLMC) MBS	150,672	7,909	452	—	158,129
Ginnie Mae (GNMA) MBS	18,873	701	56	—	19,518
Government-sponsored enterprises (GSEs) agency notes	231,224	—	10,226	—	220,998
	$4,258,105	$46,341	$61,465	$—	$4,242,981
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$91,673	$3,728	$—	$4	$95,397
Foreign bonds	500	—	—	—	500
	$92,173	$3,728	$—	$4	$95,897
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at amortized cost basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized gains of $0.3 million at September 30, 2021, which are offset in Accumulated other comprehensive (loss) income. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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
The scheduled maturities of available-for-sale debt securities at September 30, 2021 and December 31, 2020 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2021 (1)
Within one year	$—	$—
After one year but within five years	103,649	108,166
After five years but within ten years	214,840	216,817
After ten years	3,939,616	3,917,998
	$4,258,105	$4,242,981
December 31, 2020 (1)
Within one year	$—	$—
After one year but within five years	37,852	39,985
After five years but within ten years	239,845	251,874
After ten years	2,172,568	2,237,198
	$2,450,265	$2,529,057
(1)Actual maturities could differ from contractual maturities.

The scheduled maturities of held-to-maturity debt securities at September 30, 2021 and December 31, 2020 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2021 (1)
Within one year	$42,300	$43,616
After one year but within five years	2,175	2,235
After five years but within ten years	47,466	49,815
After ten years	232	231
	$92,173	$95,897
December 31, 2020 (1)
Within one year	$1,144	$1,154
After one year but within five years	972	990
After five years but within ten years	35,967	37,317
After ten years	73,664	76,960
	$111,747	$116,421
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 4.6 years at September 30, 2021.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $2.1 billion and $1.3 billion were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of September 30, 2021 and December 31, 2020, respectively.
During the nine months ended September 30, 2021, the Company sold $14.0 million of debt securities categorized as available-for-sale, resulting in $0.3 million of realized gains and no realized losses. During the nine months ended September 30, 2020, the Company sold $198.9 million of debt securities categorized as available-for-sale resulting in $5.9 million of realized gains and no realized losses.
As of September 30, 2021 and December 31, 2020, the Company's debt securities portfolio had remaining unamortized premiums of $70.1 million and $60.4 million, respectively, and unaccreted discounts of $8.3 million and $2.6 million, respectively.
For debt securities in an unrealized loss position and an allowance has not been recorded, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at September 30, 2021.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$315,662	$10,878	$4,806	$154	$320,468	$11,032
FNMA MBS	2,314,751	37,459	65,753	2,240	2,380,504	39,699
FHLMC MBS	8,154	281	5,081	171	13,235	452
GNMA MBS	2,179	56	—	—	2,179	56
GSE agency notes	175,888	7,483	45,110	2,743	220,998	10,226
	$2,816,634	$56,157	$120,750	$5,308	$2,937,384	$61,465

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
At September 30, 2021, available-for-sale debt securities for which the amortized cost basis exceeded fair value totaled $2.9 billion. Total unrealized losses on these securities were $61.5 million at September 30, 2021. The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of September 30, 2021.
At September 30, 2021 and December 31, 2020, held-to-maturity debt securities had an amortized cost basis of $92.2 million and $111.7 million, respectively. The held-to-maturity debt security portfolio primarily consists of highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of September 30, 2021, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$91,673	$500
Not rated	—	—
Ending balance	$91,673	$500

The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2020, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$110,959	$501
Not rated	287	—
Ending balance	$111,246	$501
The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for foreign bond debt securities for the nine months ended September 30, 2021 and 2020. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Allowance for credit losses:
Beginning balance	$5	$8	$6	$—
Impact of adoption ASC 326	—	—	—	8
Provision for credit losses	(1)	(1)	(2)	(1)
Charge-offs, net	—	—	—	—
Ending balance	$4	$7	$4	$7
Accrued interest receivable of $0.8 million and $1.1 million as of September 30, 2021 and December 31, 2020, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of September 30, 2021 and December 31, 2020.
Equity Investments
The Company had equity investments with a fair value of $10.2 million and $9.5 million as of September 30, 2021 and December 31, 2020, respectively.
During the nine months ended September 30, 2021, total net gains on equity investments of $4.4 million were recorded from the sale of the Company's investment in Social Finance, Inc. (SoFi) in July 2021. This included a realized loss of $0.7 million which was recorded in Realized (loss) gain on equity investments, net in the Consolidated Statements of Income at the time of sale.
During the nine months ended September 30, 2020, total net gains on equity investments of $22.8 million were recorded in the Company's Consolidated Statements of Income. This included a net realized gain of $22.1 million which was recorded in Realized (loss) gain on equity investments, net for the sale of Visa Class B shares in June 2020.

6. LOANS
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commercial and industrial(1)	$1,911,290	$2,700,418
Owner-occupied commercial	1,339,660	1,332,727
Commercial mortgages	1,987,984	2,086,062
Construction	762,646	716,275
Commercial small business leases	317,224	248,885
Residential(2)	582,163	774,455
Consumer(3)	1,118,214	1,165,917
	8,019,181	9,024,739
Less:
Allowance for credit losses	104,871	228,804
Net loans and leases	$7,914,310	$8,795,935
(1) Includes PPP loans of $66.7 million at September 30, 2021 and $751.2 million at December 31, 2020.
(2) Includes reverse mortgages at fair value of $7.5 million at September 30, 2021 and $10.1 million at December 31, 2020.
(3) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $31.2 million and $37.6 million at September 30, 2021 and December 31, 2020, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of allowance for credit losses and loan balances for the three and nine months ended September 30, 2021 and 2020. During 2021, the decrease to the allowance for credit losses was primarily due to positive economic developments in our forecasts and improved credit quality metrics with declines in our problem assets, nonperforming assets and delinquencies.

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended September 30, 2021
Allowance for credit losses
Beginning balance	$87,203	$6,181	$16,099	$3,512	$3,293	$16,130	$132,418
Charge-offs	(7,612)	(38)	—	(2,473)	—	(738)	(10,861)
Recoveries	4,031	41	198	—	34	320	4,624
Provision (credit)	(17,804)	(1,260)	(3,054)	1,068	(326)	66	(21,310)
Ending balance	$65,818	$4,924	$13,243	$2,107	$3,001	$15,778	$104,871
Nine months ended September 30, 2021
Allowance for credit losses
Beginning balance	$150,875	$9,615	$31,071	$12,190	$6,893	$18,160	$228,804
Charge-offs	(19,176)	(83)	—	(2,473)	—	(1,683)	(23,415)
Recoveries	6,550	146	242	—	629	948	8,515
Provision (credit)	(72,431)	(4,754)	(18,070)	(7,610)	(4,521)	(1,647)	(109,033)
Ending balance	$65,818	$4,924	$13,243	$2,107	$3,001	$15,778	$104,871
Period-end allowance allocated to:
Loans evaluated on an individual basis	$2,247	$—	$8	$—	$—	$—	$2,255
Loans evaluated on a collective basis	63,571	4,924	13,235	2,107	3,001	15,778	102,616
Ending balance	$65,818	$4,924	$13,243	$2,107	$3,001	$15,778	$104,871
Period-end loan balances:
Loans evaluated on an individual basis	$24,375	$2,071	$2,708	$2,184	$5,877	$2,496	$39,711
Loans evaluated on a collective basis	2,204,139	1,337,589	1,985,276	760,462	568,804	1,115,718	7,971,988
Ending balance	$2,228,514	$1,339,660	$1,987,984	$762,646	$574,681	$1,118,214	$8,011,699
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $7.5 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended September 30, 2020
Allowance for credit losses
Beginning balance	$144,225	$8,956	$38,397	$10,126	$9,171	$21,317	$232,192
Charge-offs	(2,254)	—	(4)	—	—	(374)	(2,632)
Recoveries	223	8	6	—	26	187	450
Provision (credit)	6,335	1,420	(4,140)	104	(743)	(260)	2,716
Ending balance	$148,529	$10,384	$34,259	$10,230	$8,454	$20,870	$232,726
Nine months ended September 30, 2020
Allowance for loan losses
Beginning balance, prior to adoption of ASC 326	$22,849	$4,616	$7,452	$3,891	$1,381	$7,387	$47,576
Impact of adopting ASC 326(4)	19,747	(1,472)	1,662	681	7,522	7,715	35,855
Charge-offs	(7,390)	(336)	(55)	—	(175)	(1,955)	(9,911)
Recoveries	4,038	133	38	5	141	735	5,090
Provision (credit)	109,285	7,443	25,162	5,653	(415)	6,988	154,116
Ending balance	$148,529	$10,384	$34,259	$10,230	$8,454	$20,870	$232,726
Period-end allowance allocated to:
Loans evaluated on an individual basis	$16	$—	$—	$—	$—	$—	$16
Loans evaluated on a collective basis	148,513	10,384	34,259	10,230	8,454	20,870	232,710
Ending balance	$148,529	$10,384	$34,259	$10,230	$8,454	$20,870	$232,726
Period-end loan balances:
Loans evaluated on an individual basis	$14,946	$5,132	$4,878	$83	$5,307	$2,503	$32,849
Loans evaluated on a collective basis	3,115,408	1,339,362	2,162,630	666,234	839,688	1,166,388	9,289,710
Ending balance	$3,130,354	$1,344,494	$2,167,508	$666,317	$844,995	$1,168,891	$9,322,559
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $12.5 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4)Includes $0.1 million for the initial allowance on loans purchased with credit deterioration.

The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	September 30, 2021
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$3,832	$381	$4,213	$2,200,184	$24,117	$2,228,514
Owner-occupied commercial	158	—	158	1,338,323	1,179	1,339,660
Commercial mortgages	549	1,066	1,615	1,985,532	837	1,987,984
Construction	2,489	—	2,489	757,945	2,212	762,646
Residential(3)	3,653	187	3,840	567,120	3,721	574,681
Consumer(4)	9,506	6,515	16,021	1,099,660	2,533	1,118,214
Total	$20,187	$8,149	$28,336	$7,948,764	$34,599	$8,011,699
% of Total Loans	0.25%	0.10%	0.35%	99.22%	0.43%	100%
(1)Nonaccrual loans with an allowance totaled $7.5 million.
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances excludes reverse mortgages at fair value of $7.5 million.
(4)Includes $14.6 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

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
(1)Nonaccrual loans with an allowance totaled less than $0.1 million
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances excludes reverse mortgages, at fair value of $10.1 million.
(4)Includes $18.2 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$10,412	$13,704	$10,646	$3,170
Owner-occupied commercial	1,179	—	5,360	—
Commercial mortgages	837	—	17,175	—
Construction	2,212	—	—	—
Residential(2)	3,721	—	3,247	—
Consumer(3)	2,534	—	2,294	16
Total	$20,895	$13,704	$38,722	$3,186
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Interest income recognized on individually reviewed loans was $0.2 million and $0.5 million during the three months ended September 30, 2021 and 2020, respectively, and $0.6 million and $0.8 million during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there were 25 residential loans and 15 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $2.0 million and $10.0 million, respectively. As of December 31, 2020, there were 27 residential loans and 23 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $1.9 million and $12.8 million, respectively. Loan workout and other real estate owned (OREO) expenses were $0.6 million and $1.4 million during the three and nine months ended September 30, 2021, and $0.6 million and $2.4 million during three and nine months ended September 30, 2020. Loan workout and OREO expenses are included in Loan workout and other credit costs on the Consolidated Statement of Income.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of September 30, 2021.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass(2)	$412,093	$492,390	$334,534	$218,908	$147,522	$162,474	$5,289	$156,865	$1,930,075
Special mention	28,306	572	20,961	3,783	496	14,404	—	39,777	108,299
Substandard or Lower	12,610	19,414	58,562	47,844	20,160	20,281	93	11,176	190,140
	$453,009	$512,376	$414,057	$270,535	$168,178	$197,159	$5,382	$207,818	$2,228,514
Owner-occupied commercial:
Risk Rating
Pass	$205,469	$205,751	$200,971	$71,378	$135,395	$286,892	$—	$127,393	$1,233,249
Special mention	746	12,649	2,812	457	9,030	8,201	—	11,955	45,850
Substandard or Lower	2,059	3,770	13,381	11,289	11,582	12,836	—	5,644	60,561
	$208,274	$222,170	$217,164	$83,124	$156,007	$307,929	$—	$144,992	$1,339,660
Commercial mortgages:
Risk Rating
Pass	$361,182	$307,119	$199,879	$167,528	$236,879	$436,453	$—	$197,793	$1,906,833
Special mention	—	8,092	1,080	877	20,866	2,055	—	1,838	34,808
Substandard or Lower	—	4,304	17,583	2,204	2,264	19,493	—	495	46,343
	$361,182	$319,515	$218,542	$170,609	$260,009	$458,001	$—	$200,126	$1,987,984
Construction:
Risk Rating
Pass	$187,898	$241,732	$84,974	$104,696	$11,272	$9,979	$—	$102,208	$742,759
Special mention	7,932	—	—	—	3,578	—	—	—	11,510
Substandard or Lower	4,988	274	215	—	94	—	—	2,806	8,377
	$200,818	$242,006	$85,189	$104,696	$14,944	$9,979	$—	$105,014	$762,646
Residential(3):
Risk Rating
Performing	$37,948	$35,731	$14,260	$34,429	$52,058	$394,378	$—	$—	$568,804
Nonperforming(4)	—	112	1,093	—	63	4,609	—	—	5,877
	$37,948	$35,843	$15,353	$34,429	$52,121	$398,987	$—	$—	$574,681
Consumer(5):
Risk Rating
Performing	$133,504	$199,077	$85,725	$185,005	$43,403	$90,705	$371,335	$6,450	$1,115,204
Nonperforming(6)	—	113	—	580	167	—	1,591	559	3,010
	$133,504	$199,190	$85,725	$185,585	$43,570	$90,705	$372,926	$7,009	$1,118,214
(1)Includes commercial small business leases.
(2)Includes $66.7 million of PPP loans.
(3)Excludes reverse mortgages at fair value.
(4)Includes troubled debt restructured mortgages performing in accordance with the loans' modified terms and accruing interest.
(5)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(6)Includes troubled debt restructured home equity installment loans performing in accordance with the loans' modified terms and accruing interest.

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
(4)Includes troubled debt restructured mortgages performing in accordance with the loans' modified terms and accruing interest.
(5)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(6)Includes troubled debt restructured home equity installment loans performing in accordance with the loans' modified terms and accruing interest.

Troubled Debt Restructurings (TDRs)
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Performing TDRs	$15,036	$15,539
Nonperforming TDRs	1,498	4,601
Total TDRs	$16,534	$20,140
Approximately $0.2 million and less than $0.1 million in related reserves have been established for these loans at September 30, 2021 and December 31, 2020, respectively.
The following tables present information regarding the types of loan modifications made for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30, 2021					Nine months ended September 30, 2021
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	—	—	—	—	—	—	—	—	—	—
Owner-occupied commercial	—	—	—	—	—	—	—	—	—	—
Commercial mortgages	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Residential	—	—	—	—	—	—	—	2	—	2
Consumer	—	1	3	—	4	—	1	23	1	25
Total	—	1	3	—	4	—	1	25	1	27

	Three months ended September 30, 2020					Nine months ended September 30, 2020
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	—	—	—	—	—	1	—	—	—	1
Owner-occupied commercial	—	—	—	—	—	3	—	—	—	3
Commercial mortgages	—	—	—	—	—	—	1	—	—	1
Residential	—	—	1	1	2	—	—	5	3	8
Consumer	—	—	1	2	3	—	—	8	5	13
Total	—	—	2	3	5	4	1	13	8	26
(1)Includes underwriting exceptions.

Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and repayment is reasonably assured. The following tables present loans modified as TDRs during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$—	$—	$—	$—
Owner-occupied commercial	—	—	—	—
Commercial mortgages	—	—	—	—
Residential	—	—	147	147
Consumer	216	216	1,022	1,022
Total(1)(2)	$216	$216	$1,169	$1,169
(1)During the three and nine months ended September 30, 2021, the TDRs set forth in the table above resulted in a less than $0.1 million increase in the allowance for credit losses for both periods, and no additional charge-offs in either period. During the three and nine months ended September 30, 2021, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(2)The TDRs set forth in the table above did not occur as a result of the loan forbearance program under the CARES Act.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$—	$—	$16	$16
Owner-occupied commercial	—	—	1,206	1,206
Commercial mortgages	—	—	99	99
Residential	404	404	1,522	1,522
Consumer	928	928	1,321	1,321
Total(1)(2)	$1,332	$1,332	$4,164	$4,164
(1)During the three and nine months ended September 30, 2020 the TDRs set forth in the table above resulted in a less than $0.1 million increase and a $0.1 million increase in the allowance for credit losses, respectively, and no additional charge-offs in either period. During the three and nine months ended September 30, 2020, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(2)The TDRs set forth in the table above did not occur as a result of the loan forbearance program under the CARES Act.

8. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.

Lessee

The Company's ongoing leases have remaining lease terms of less than one year to 40 years, which includes renewal options that exercised at its discretion. The Company's lease terms to calculate the lease liability and right of use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right of use asset is included in Other liabilities and Other assets, respectively, in the unaudited Consolidated Statement of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the unaudited Consolidated Statement of Financial Condition. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the unaudited Consolidated Statement of Income. The Company accounts for lease components separately from nonlease components. The Company subleases certain real estate to third parties.

The components of operating lease cost were as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost (1)	$4,576	$4,723	$14,019	$14,224
Sublease income	(72)	(93)	(268)	(279)
Net lease cost	$4,504	$4,630	$13,751	$13,945
(1)Includes variable lease cost and short-term lease cost.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Right of use assets	$147,227	$150,985
Lease liabilities	$162,316	$166,451

Lease term and discount rate
Weighted average remaining lease term (in years)	19.12	19.36
Weighted average discount rate	4.27%	4.26%

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	September 30, 2021
Remaining in 2021	$4,401
2022	17,601
2023	17,724
2024	16,498
2025	16,509
After 2025	183,423
Total lease payments	256,156
Less: Interest	(93,840)
Present value of lease liabilities	$162,316

Supplemental cash flow information related to operating leases was as follows:

	Nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,525	$13,915

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

The components of direct finance lease income are summarized in the table below:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Direct financing leases:
Interest income on lease receivable	$5,879	$3,965	$15,604	$11,344
Interest income on deferred fees and costs, net	(633)	117	(1,389)	304
Total direct financing lease net interest income	$5,246	$4,082	$14,215	$11,648

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Lease receivables	$359,117	$281,601
Unearned income	(48,547)	(36,669)
Deferred fees and costs	6,654	3,953
Net investment in direct financing leases	$317,224	$248,885

Future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	September 30, 2021
Remaining in 2021	$29,528
2022	109,704
2023	91,179
2024	68,569
2025	43,753
After 2025	16,384
Total lease payments	$359,117

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the nine months ended September 30, 2021, management determined based on its qualitative assessment that it is not more likely than not that the fair values of our reporting units are less than their carrying values. No goodwill impairment exists during the nine months ended September 30, 2021.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2020	$452,629	$—	$20,199	$472,828
Goodwill adjustments	—	—	—	—
September 30, 2021	$452,629	$—	$20,199	$472,828
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
September 30, 2021
Core deposits	$93,811	$(27,790)	$66,021	10 years
Customer relationships	15,281	(7,557)	7,724	7-15 years
Non-compete agreements	128	(127)	1	5 years
Loan servicing rights(1)	5,933	(3,155)	2,778	10-25 years
Total intangible assets	$115,153	$(38,629)	$76,524
December 31, 2020
Core deposits	$95,711	$(22,727)	$72,984	10 years
Customer relationships	15,281	(6,600)	8,681	7-15 years
Non-compete agreements	221	(190)	31	5 years
Loan servicing rights(2)	5,302	(2,440)	2,862	10-25 years
Total intangible assets	$116,515	$(31,957)	$84,558
(1)Includes impairment losses of $0.1 million for both the three and nine months ended September 30, 2021.
(2)Includes impairment losses of $0.2 million for the year ended December 31, 2020
The Company recognized amortization expense on intangible assets of $2.6 million and $7.9 million for the three and nine months ended September 30, 2021, compared to $2.7 million and $8.2 million for the three and nine months ended September 30, 2020.
The following table presents the estimated future amortization expense on intangible assets:

(Dollars in thousands)	September 30, 2021
Remaining in 2021	$2,811
2022	11,136
2023	10,984
2024	10,807
2025	10,553
Thereafter	30,233
Total	$76,524

10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Noninterest-bearing:
Noninterest demand	$4,133,945	$3,415,021
Total noninterest-bearing	$4,133,945	$3,415,021

Interest-bearing:
Interest-bearing demand	$2,844,963	$2,635,740
Savings	1,941,940	1,774,332
Money market	2,771,909	2,654,439
Customer time deposits	1,035,414	1,158,845
Brokered deposits	39,390	218,287
Total interest-bearing	8,633,616	8,441,643
Total deposits	$12,767,561	$11,856,664

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
The following table presents the components of net periodic benefit cost related to postretirement medical benefits plan.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Service cost	$17	$15	$51	$45
Interest cost	13	17	39	51
Prior service cost amortization	(19)	(19)	(57)	(57)
Net gain recognition	(5)	(9)	(15)	(27)
Net periodic cost (benefit)	$6	$4	$18	$12

Alliance Associate Pension Plan

During the fourth quarter of 2015, the Company completed the acquisition of Alliance Bancorp, Inc. of Pennsylvania (Alliance). At the time of the acquisition, the Company assumed the Alliance pension plan offered to Alliance Associates. In the first quarter of 2020, the Company received Internal Revenue Service and Pension Benefit Guaranty Corporation approval to terminate the plan. As of June 30, 2020, the Company completed the termination and contributed $0.5 million to the plan to settle the obligation.
The following table presents the components of net periodic benefit cost related to the Alliance Associate Pension Plan. There was no net periodic benefit cost during 2021.

	Three months ended	Nine months ended
(Dollars in thousands)	September 30, 2020	September 30, 2020
Service cost	$—	$17
Interest cost	—	105
Expected return on plan assets	—	(196)
Plan settlement loss	—	1,431
Net periodic cost (benefit)	$—	$1,357

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

	Three months ended September 30, 2021		Nine months ended September 30, 2021
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$—	$14	$—	$43
Interest cost	530	77	1,589	231
Expected return on plan assets	(1,705)	—	(5,115)	—
Prior service cost amortization	—	(3)	—	(9)
Net loss (gain) recognition	7	—	20	—
Net periodic (benefit) cost	$(1,168)	$88	$(3,506)	$265

	Three months ended September 30, 2020		Nine months ended September 30, 2020
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$—	$2	$—	$59
Interest cost	728	108	2,183	381
Expected return on plan assets	(1,590)	—	(4,773)	—
Prior service cost amortization	—	(76)	—	(76)
Net (gain) loss recognition	1	(6)	3	(15)
Net periodic (benefit) cost	$(861)	$28	$(2,587)	$349

12. INCOME TAXES
There were no unrecognized tax benefits as of September 30, 2021. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2017 through 2020 tax years are subject to examination as of September 30, 2021. The Company does not expect to record or realize any material unrecognized tax benefits during 2021.
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

The amortization of the low-income housing credit investments has been reflected as income tax expense of $0.9 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $2.7 million and $2.4 million of such amortization has been reflected as income tax expense for the nine months ended September 30, 2021 and 2020, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the nine months ended September 30, 2021 were $2.6 million, $2.7 million and $0.5 million, respectively. The carrying value of the investment in affordable housing credits is $40.5 million at September 30, 2021, compared to $26.6 million at December 31, 2020.

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

The following tables present financial instruments carried at fair value as of September 30, 2021 and December 31, 2020 by level in the valuation hierarchy (as described above):

	September 30, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$601,864	$—	$601,864
FNMA MBS	—	3,242,472	—	3,242,472
FHLMC MBS	—	158,129	—	158,129
GNMA MBS	—	19,518	—	19,518
GSE agency notes	—	220,998	—	220,998
Other assets	—	7,763	—	7,763
Total assets measured at fair value on a recurring basis	$—	$4,250,744	$—	$4,250,744

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,842	$21,313	$25,155

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$10,152	$10,152
Other real estate owned	—	—	2,195	2,195
Loans held for sale	—	81,549	—	81,549
Total assets measured at fair value on a nonrecurring basis	$—	$81,549	$12,347	$93,896

	December 31, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$471,325	$—	$471,325
FNMA MBS	—	1,598,970	—	1,598,970
FHLMC MBS	—	202,893	—	202,893
GNMA MBS	—	23,762	—	23,762
GSE agency notes	—	232,107	—	232,107
Other assets	—	14,448	—	14,448
Total assets measured at fair value on a recurring basis	$—	$2,543,505	$—	$2,543,505

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$8,218	$24,039	$32,257

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$9,541	$9,541
Other real estate owned	—	—	3,061	3,061
Loans held for sale	—	197,541	—	197,541
Total assets measured at fair value on a nonrecurring basis	$—	$197,541	$12,602	$210,143

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
Other investments
Other investments includes equity investments with and without readily determinable fair values and equity method investments, which are categorized as Level 3. The Company's equity investments with a readily determinable fair value are held at fair value. The Company’s equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period and its equity method investments are initially recorded at cost based on the Company’s percentage ownership in the investee, and are adjusted to reflect the recognition of the Company’s proportionate share of income or loss of the investee based on the investee’s earnings.
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
Loans and leases
Loans and leases are segregated by portfolio segments with similar financial characteristics. The fair values of loans and leases, with the exception of reverse mortgages, are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair values of reverse mortgages are based on the net present value of the expected cash flows using a discount rate specific to the reverse mortgages portfolio. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral, if the loan is collateral dependent. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are used if appraisals are not available. This technique does contemplate an exit price.
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $13.3 million at September 30, 2021 and $12.8 million at December 31, 2020, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

September 30, 2021
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$10,152	Observed market comparable transactions	Period of observed transactions	May 2021
Other real estate owned	2,195	Fair market value of collateral	Costs to sell	10.0%
Other liabilities	21,313	Discounted cash flow	Timing of Visa litigation resolution	2.00 - 7.00 years (4.75 years or 4Q 2025)

The book value and estimated fair value of the Company's financial instruments are as follows:

		September 30, 2021		December 31, 2020
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$2,016,887	$2,016,887	$1,654,735	$1,654,735
Investment securities available-for-sale	Level 2	4,242,981	4,242,981	2,529,057	2,529,057
Investment securities held-to-maturity, net	Level 2	92,169	95,897	111,741	116,421
Other investments	Level 3	10,152	10,152	9,541	9,541
Loans, held for sale	Level 2	81,549	81,549	197,541	197,541
Loans and leases, net(1)	Level 3	7,914,310	7,954,533	8,795,935	9,130,003
Stock in FHLB of Pittsburgh	Level 2	6,089	6,089	5,771	5,771
Accrued interest receivable	Level 2	39,400	39,400	44,335	44,335
Other assets	Level 2	7,763	7,763	14,448	14,448
Financial liabilities:
Deposits	Level 2	12,767,561	12,768,863	11,856,664	11,868,897
Borrowed funds	Level 2	235,868	222,591	340,641	340,106
Standby letters of credit	Level 3	539	539	630	630
Accrued interest payable	Level 2	3,165	3,165	1,450	1,450
Other liabilities	Levels 2, 3	25,155	25,155	32,257	32,257
 (1) Includes reverse mortgage loans.
At September 30, 2021 and December 31, 2020 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of September 30, 2021.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives not designated as hedging instruments:
Interest rate products	$57,273	Other assets	$3,402
Interest rate products	57,273	Other liabilities	(3,645)
Risk participation agreements	4,254	Other liabilities	(5)
Interest rate lock commitments with customers	174,076	Other assets	3,101
Interest rate lock commitments with customers	10,280	Other liabilities	(108)
Forward sale commitments	149,197	Other assets	1,260
Forward sale commitments	26,747	Other liabilities	(84)
Financial derivatives related to sales of certain Visa Class B shares	113,177	Other liabilities	(21,313)
Total derivatives	$592,277		$(17,392)

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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the first half of 2020, such derivatives were used to hedge the variable cash flows associated with a variable rate loan pool.
In 2020, the Company terminated its three interest rate derivatives that were designated as cash flow hedges for a net gain of $1.3 million, recognized in accumulated other comprehensive income. Hedge accounting was discontinued, and the net gain in accumulated comprehensive income is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continues to be probable, the $1.3 million net gain will be recognized into earnings on a straight-line basis over each derivative's original contract term. During the next twelve months, the Company estimates that $0.2 million will be reclassified as an increase to interest income. During the three and nine months ended September 30, 2021, $0.1 million and $0.4 million, respectively, was reclassified into interest income.
The table below presents the effect of the cash flow hedges on the unaudited Consolidated Statements of Income for three and nine months ended September 30, 2020.

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
Derivatives in cash flow hedging relationships	2020	2020
Interest rate products	$—	$1,560	Interest income
Total	$—	$1,560

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
Swap Guarantees
The Company entered into agreements with six unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) directly with customers referred to them by the Company. Under the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction, only in the event that the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives.
At September 30, 2021 and December 31, 2020, there were 257 and 234 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $1.2 billion and $1.1 billion at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the swap transactions remaining maturities ranged from under 1 year to 14 years. At September 30, 2021, 203 of these customer swaps were in a paying position to third parties for $44.6 million, with our swap guarantees having a fair value of $13.3 million. At December 31, 2020, 231 of these customer swaps were in a paying position to third parties for $81.6 million, with the Company's swap guarantees having a fair value of $12.8 million. However, for both periods, none of the Company's customers were in default of the swap agreements.

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
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2021 and September 30, 2020.

	Amount of (Loss) or Gain Recognized in Income		Amount of (Loss) Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2021	2020	2021	2020
Interest rate lock commitments with customers	$(814)	$3,261	$(4,901)	$9,488	Mortgage banking activities, net
Forward sale commitments	(287)	(3,110)	3,095	$(9,594)	Mortgage banking activities, net
Total	$(1,101)	$151	$(1,806)	$(106)

Credit-risk-related Contingent Features
The Company has agreements with certain derivative counterparties that contain a provision under which, if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $6.4 million in securities and $5.6 million in cash against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at the termination value.

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
The WSFS Bank segment provides financial products to commercial and retail customers. Retail and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS Bank. These departments share the same regulators, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Accordingly, these departments are not considered discrete segments and are appropriately aggregated in the WSFS Bank segment.
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
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. WSFS Wealth® Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS, comprised of WSFS Institutional Services® and Christiana Trust DE, provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. Christiana Trust DE also provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management units to provide comprehensive solutions to clients.

The following tables show segment results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$107,226	$—	$2,225	$109,451	$121,179	$—	$2,191	$123,370
Noninterest income	15,896	11,201	15,516	42,613	25,601	10,157	13,413	49,171
Total external customer revenues	123,122	11,201	17,741	152,064	146,780	10,157	15,604	172,541
Inter-segment revenues:
Interest income	893	236	3,033	4,162	965	244	2,477	3,686
Noninterest income	4,044	322	184	4,550	3,359	199	497	4,055
Total inter-segment revenues	4,937	558	3,217	8,712	4,324	443	2,974	7,741
Total revenue	128,059	11,759	20,958	160,776	151,104	10,600	18,578	180,282
External customer expenses:
Interest expense	4,808	—	152	4,960	9,994	—	328	10,322
Noninterest expenses	80,398	7,531	8,517	96,446	79,469	6,537	7,534	93,540
(Recovery of) provision for credit losses	(19,949)	—	(1,361)	(21,310)	1,324	—	1,392	2,716
Total external customer expenses	65,257	7,531	7,308	80,096	90,787	6,537	9,254	106,578
Inter-segment expenses:
Interest expense	3,269	245	648	4,162	2,721	172	793	3,686
Noninterest expenses	506	1,162	2,882	4,550	696	798	2,561	4,055
Total inter-segment expenses	3,775	1,407	3,530	8,712	3,417	970	3,354	7,741
Total expenses	69,032	8,938	10,838	88,808	94,204	7,507	12,608	114,319
Income before taxes	$59,027	$2,821	$10,120	$71,968	$56,900	$3,093	$5,970	$65,963
Income tax provision				17,516				15,140
Consolidated net income				54,452				50,823
Net income (loss) attributable to noncontrolling interest				46				(322)
Net income attributable to WSFS				$54,406				$51,145

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$337,082	$—	$6,552	$343,634	$376,198	$—	$6,910	$383,108
Noninterest income	61,526	32,116	45,811	139,453	87,977	30,844	35,572	154,393
Total external customer revenues	398,608	32,116	52,363	483,087	464,175	30,844	42,482	537,501
Inter-segment revenues:
Interest income	2,579	833	8,759	12,171	3,845	481	7,768	12,094
Noninterest income	11,529	924	1,100	13,553	9,808	616	1,017	11,441
Total inter-segment revenues	14,108	1,757	9,859	25,724	13,653	1,097	8,785	23,535
Total revenue	412,716	33,873	62,222	508,811	477,828	31,941	51,267	561,036
External customer expenses:
Interest expense	17,695	—	514	18,209	38,400	—	1,754	40,154
Noninterest expenses	241,422	22,117	24,558	288,097	232,343	21,173	21,955	275,471
(Recovery of) provision for credit losses	(105,927)	—	(3,106)	(109,033)	150,177	—	3,939	154,116
Total external customer expenses	153,190	22,117	21,966	197,273	420,920	21,173	27,648	469,741
Inter-segment expenses:
Interest expense	9,592	632	1,947	12,171	8,249	1,257	2,588	12,094
Noninterest expenses	2,024	3,353	8,176	13,553	1,633	2,438	7,370	11,441
Total inter-segment expenses	11,616	3,985	10,123	25,724	9,882	3,695	9,958	23,535
Total expenses	164,806	26,102	32,089	222,997	430,802	24,868	37,606	493,276
Income before taxes	$247,910	$7,771	$30,133	$285,814	$47,026	$7,073	$13,661	$67,760
Income tax provision				70,610				14,181
Consolidated net income				215,204				53,579
Net income (loss) attributable to noncontrolling interest				49				(1,382)
Net income attributable to WSFS				215,155				54,961

The following table shows significant components of segment net assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$1,543,941	$460,822	$12,124	$2,016,887	$1,246,394	$397,878	$10,463	$1,654,735
Goodwill	452,629	—	20,199	472,828	452,629	—	20,199	472,828
Other segment assets	12,627,794	5,756	252,831	12,886,381	11,963,345	6,997	236,009	12,206,351
Total segment assets	$14,624,364	$466,578	$285,154	$15,376,096	$13,662,368	$404,875	$266,671	$14,333,914

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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no repurchases during the nine months ended September 30, 2021 and 2020.
Unfunded Lending Commitments
At September 30, 2021 and December 31, 2020, the allowance for credit losses of unfunded lending commitments were $7.7 million and $8.2 million, respectively. A provision release of $0.4 million and $0.5 million was recognized during the three and nine months ended September 30, 2021, respectively, and a provision expense for unfunded lending commitments of $0.9 million and $4.1 million was recognized during the three and nine months ended September 30, 2020, respectively.

17. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
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
Changes to accumulated other comprehensive (loss) income by component are shown, net of taxes, in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, June 30, 2021	$14,147	$232	$(4,828)	$423	$264	$10,238
Other comprehensive (loss) income before reclassifications	(25,639)	(1)	(8)	—	82	(25,566)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(2)	(28)	(15)	(113)	—	(158)
Net current-period other comprehensive (loss) income	(25,641)	(29)	(23)	(113)	82	(25,724)
Balance, September 30, 2021	$(11,494)	$203	$(4,851)	$310	$346	$(15,486)

Balance, June 30, 2020	$74,689	$346	$(3,127)	$872	$—	$72,780
Other comprehensive (loss) income before reclassifications	(3,474)	—	58	—	(9)	(3,425)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(2,525)	(39)	(83)	(113)	—	(2,760)
Net current-period other comprehensive loss	(5,999)	(39)	(25)	(113)	(9)	(6,185)
Balance, September 30, 2020	$68,690	$307	$(3,152)	$759	$(9)	$66,595
(1)Cash flow hedges were terminated as of April 1, 2020

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, December 31, 2020	$59,882	$276	$(4,788)	$646	$(9)	$56,007
Other comprehensive (loss) income before reclassifications	(71,124)	1	(17)	—	355	(70,785)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(252)	(74)	(46)	(336)	—	(708)
Net current-period other comprehensive (loss) income	(71,376)	(73)	(63)	(336)	355	(71,493)
Balance, September 30, 2021	$(11,494)	$203	$(4,851)	$310	$346	$(15,486)

Balance, December 31, 2019	$26,927	$468	$(3,317)	$(577)	$—	$23,501
Other comprehensive income (loss) before reclassifications	46,264	—	84	1,560	(9)	47,899
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(4,501)	(161)	81	(224)	—	(4,805)
Net current-period other comprehensive (loss) income	41,763	(161)	165	1,336	(9)	43,094
Balance, September 30, 2020	$68,690	$307	$(3,152)	$759	$(9)	$66,595
(1)Cash flow hedges were terminated as of April 1, 2020

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income as shown in the tables below:

	Three Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2021	2020
Securities available for sale:
Realized gains on securities transactions	$(2)	$(3,322)	Securities gains, net
Income taxes	—	797	Income tax provision
Net of tax	(2)	(2,525)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	(37)	(51)	Interest and dividends on investment securities
Income taxes	9	12	Income tax provision
Net of tax	(28)	(39)
Amortization of defined benefit pension plan-related items:
Prior service credits	(22)	(95)
Actuarial losses (gains)	2	(14)
Total before tax	(20)	(109)	Salaries, benefits and other compensation
Income taxes	5	26	Income tax provision
Net of tax	(15)	(83)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	(149)	(149)	Interest and fees on loans and leases
Income taxes	36	36	Income tax provision
Net of tax	(113)	(113)
Total reclassifications	$(158)	$(2,760)

	Nine Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Operations
	2021	2020
Securities available-for-sale:
Realized gains on securities transactions	$(331)	$(5,923)	Securities gains, net
Income taxes	79	1,422	Income tax provision
Net of tax	(252)	(4,501)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	(97)	(211)	Interest and dividends on investment securities
Income taxes	23	50	Income tax provision
Net of tax	(74)	(161)
Amortization of defined benefit pension plan-related items:
Prior service credits	(66)	(133)
Actuarial losses (gains)	5	(39)
Total before tax	(61)	(172)	Salaries, benefits and other compensation
Income taxes	15	41	Income tax provision
Net of tax	(46)	(131)
Defined benefit pension plan settlement:
Realized losses on plan settlement	—	279	Other operating expense
Income taxes	—	(67)	Income tax provision
Net of tax	—	212
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	(442)	(295)	Interest and fees on loans and leases
Income taxes	106	71	Income tax provision
Net of tax	(336)	(224)
Total reclassifications	$(708)	$(4,805)

18. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time the Company enters into transactions with related parties, including, but not limited to, its officers and directors. These transactions are made on substantially the same terms and conditions, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to the Company. Any related party loans exceeding $0.5 million require review and approval by the Board of Directors. There were no loans originated during the nine months ended September 30, 2021 compared to two loans originated and sold during the nine months ended September 30, 2020.
The outstanding balances of loans to related parties at September 30, 2021 and December 31, 2020 were $0.4 million and $0.2 million, respectively. Total deposits from related parties at September 30, 2021 and December 31, 2020 were $11.5 million and $8.3 million, respectively. During the third quarter of 2021, there were no new loan and credit line advances to related parties and repayments were less than $0.1 million.
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
In March 2017, Nature’s Healing Trust (NHT) filed a complaint against WSFS Bank in the Delaware Court of Chancery. NHT asserts that WSFS Bank failed to provide timely notice concerning the possible lapse of two life settlement policies (aggregate face amount of $6.3 million) held in the trust. NHT asserts claims against WSFS Bank for breach of contract, breach of fiduciary duty, and negligence, and seeks the face value of the policies. WSFS Bank disputed the factual allegations and denied liability. On August 5, 2021, WSFS Bank reached a settlement with NHT, under which WSFS will pay no damages and the parties agreed to dismiss and release all of their claims against each other. The parties incurred their own attorney's fees and costs.
There were no material changes or additions to other significant pending legal or other proceedings involving the Company other than those arising out of routine operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $15.4 billion in assets and $27.6 billion in assets under management (AUM) and assets under administration (AUA) at September 30, 2021, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Delaware and Greater Philadelphia region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 189 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
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
Our banking business had a total loan and lease portfolio of $8.0 billion as of September 30, 2021, which was funded primarily through commercial relationships and retail and customer generated deposits. We have built a $6.3 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide, and manages $1.7 billion in total cash and services approximately 28,000 non-bank ATMs and approximately 6,000 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports 610 branded ATMs for WSFS Bank Customers, which is one of the largest branded ATM networks in our market.
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Combined, these businesses had $27.6 billion of AUM and AUA at September 30, 2021. WSFS Wealth® Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS, comprised of WSFS Institutional Services® and Christiana Trust DE, provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. Christiana Trust DE also provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management businesses to provide comprehensive solutions to clients.
As of September 30, 2021, we service our customers primarily from 112 offices located in Pennsylvania (52), Delaware (42), New Jersey, (16), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile app.

Highlights for Three and Nine Months Ended September 30, 2021
Results and other notable items include the following:
•Bryn Mawr
◦On March 9, 2021, WSFS signed an Agreement and Plan of Merger (the Merger Agreement) with Bryn Mawr, a Pennsylvania corporation and the parent holding company of The Bryn Mawr Trust Company, a Pennsylvania chartered bank and wholly owned subsidiary of Bryn Mawr (Bryn Mawr Bank).
◦On June 10, 2021, the respective stockholders of both WSFS and Bryn Mawr each approved the Merger.
◦On July 21, 2021, we received a key regulatory approval from the Office of the Comptroller of the Currency. The Merger is subject to customary conditions and the remaining required regulatory approvals from the Board of Governors of the Federal Reserve System (the Federal Reserve).
◦We recorded $2.0 million and $6.7 million of corporate development primarily related to the pending Merger during the three and nine months ended September 30, 2021, respectively.
•Balance Sheet
◦On June 15, 2021, WSFS completed the redemption of $100.0 million in aggregate principal amount of our 4.50% fixed-to-floating rate senior notes due 2026 (the 2026 Notes). We recorded a $1.1 million loss of debt extinguishment to recognize the remaining unamortized debt issue costs associated with these notes.
◦During the year, our balance sheet was significantly impacted by continued high levels of excess liquidity resulting from customers who received PPP loans, government stimulus impact and lower customer spending, and the purchase of $2.3 billion of investment securities, available-for-sale.
•Credit Metrics
◦There was a reduction in the allowance for credit losses (ACL) of $27.5 million and $123.9 million during the three and nine months ended September 30, 2021, respectively, as a result of continued future recovery in our economic forecasts used in the ACL model and improved credit quality metrics with notable declines in our problem assets and delinquencies.
•Other Notable Items
◦During 2021, we recorded a $4.4 million net gain on the liquidation of our investment in Social Finance, Inc. (SoFi). Taking a portion of the SoFi proceeds, we contributed $1.0 million to the WSFS CARES Foundation to further fund support to our expanded communities.
◦During the quarter we launched our strategic partnership with Upstart, a digital artificial intelligence lending platform specializing in consumer loans.
◦In October 2021, Dr. Michelle L. Burroughs joined the Bank as Vice President, Director of Diversity, Equity and Inclusion (DE&I). Dr. Burroughs will support WSFS in creating and delivering a work environment designed to foster a culture of inclusion and ensure the long-term sustainability of the Company’s DE&I efforts.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Financial Condition
Total assets increased $1.0 billion to $15.4 billion at September 30, 2021 compared to December 31, 2020. This increase is primarily comprised of the following:
•Investment securities, available-for-sale increased $1.7 billion during the nine months ended September 30, 2021 primarily due to $2.3 billion in purchases partially offset by repayments of $509.7 million, decreased market-values on available-for-sale securities of $71.4 million and sales of $14.0 million.
•Cash and cash equivalents increased $362.2 million, primarily reflecting the continuation of excess cash held due to increased deposits related to PPP loans, additional government stimulus and reduced levels of customer spending during the COVID-19 pandemic.
•Net loans and leases, excluding loans held for sale, decreased $881.6 million, reflecting a $789.1 million decline in commercial and industrial loans that included a $684.5 million decrease due to forgiveness of PPP loans and higher loan payoffs, a $192.3 million decline in residential loans, largely due to non-relationship run-off portfolios acquired through the Beneficial acquisition, and a $98.1 million decline in commercial real estate loans due to higher loan payoffs. Partially offsetting these decreases were $114.7 million of growth across our construction and commercial small business lease portfolios, and a reduction of $123.9 million in our allowance for credit losses as described above.

•Loans held for sale decreased $116.0 million during the nine months ended September 30, 2021 driven by a combination of lower origination volume and higher loans sales in our mortgage banking business during the nine months ended September 30, 2021.
Total liabilities increased $925.0 million to $13.5 billion at September 30, 2021 compared to December 31, 2020. This increase is primarily comprised of the following:
•Total deposits increased $910.9 million, due to an increase in customer funding, reflecting continued elevated deposits from our Customers who received PPP loans, the impact of government stimulus checks and reduced levels of customer spending during the COVID-19 pandemic. The increase also reflects a $412.0 million increase in core deposits from our Trust business. The ratio of net loans and leases (including loans held for sale) to customer deposits was 63% at September 30, 2021 reflecting significant liquidity capacity.
•Other liabilities increased $117.1 million primarily due to $116.7 million in higher accrued expenses reflecting the timing of settlement for debt security trades and a $10.7 million increase in our unfunded commitments. These increases were partially offset by decreases of $4.2 million in certain retirement plan liabilities, $4.1 million in our lease liabilities, and $2.7 million in our financial derivatives related to sales of certain Visa Class B shares.
•Senior debt decreased $98.7 million due to the redemption of the 2026 Notes, as described above.
•FHLB advances decreased $6.6 million due to maturities during the first quarter of 2021.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited)."
Capital Resources
Stockholders’ equity of WSFS increased $117.2 million between December 31, 2020 and September 30, 2021. This increase was primarily due to $215.2 million of income attributable to WSFS for the nine months ended September 30, 2021, partially offset by $71.4 million from the effect of decreased market-values on available-for-sale securities, $12.0 million for the repurchase of 267,309 shares of common stock under our stock repurchase plan in January 2021, and the payment of dividends on our common stock of $18.1 million.
During the second quarter of 2021, our Board of Directors approved a quarterly cash dividend of $0.13 per share of common stock. This dividend will be paid on November 18, 2021 to stockholders of record as of November 4, 2021.
Book value per share of common stock was $40.15 at September 30, 2021, an increase of $2.63 from $37.52 at December 31, 2020. Tangible book value per share of common stock (a non-GAAP financial measure) was $28.59 at September 30, 2021, an increase of $2.74 from $25.85 at December 31, 2020. These increases are due to the same drivers of the increase in stockholders' equity of WSFS described above. We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of September 30, 2021:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$1,591,710	15.50%	$821,625	8.00%	$1,027,032	10.00%
WSFS Financial Corporation	1,567,314	15.22	823,666	8.00	1,029,583	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,498,503	14.59	616,219	6.00	821,625	8.00
WSFS Financial Corporation	1,474,106	14.32	617,750	6.00	823,666	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,498,503	14.59	462,164	4.50	667,571	6.50
WSFS Financial Corporation	1,409,106	13.69	463,312	4.50	669,229	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,498,503	10.27	583,450	4.00	513,516	5.00
WSFS Financial Corporation	1,474,106	10.09	584,255	4.00	730,319	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of September 30, 2021, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, the Company separately held $111.5 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
As part of our adoption of the Current Expected Credit Losses (CECL) methodology in 2020, we elected to phase in the day-one adverse effects on regulatory capital that may result from the adoption of CECL over a three-year period, as permitted under a final rule of the federal banking agencies.

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

During the nine months ended September 30, 2021, cash, cash equivalents and restricted cash increased $362.2 million to $2.0 billion from $1.7 billion as of December 31, 2020. Cash provided by operating activities was $289.5 million, primarily reflecting the cash impact of earnings, a $128.9 million increase in other liabilities from the settlement for debt security trades, and a $76.5 million increase from the net activity for loans held for sale during the nine months ended September 30, 2021. These increases were partially offset by the $109.0 million release on our allowance for credit losses as described above. Cash used in investing activities was $701.5 million primarily due to net purchases of available-for-sale debt securities of $1.8 billion, partially offset by $1.1 billion from decreased lending activity primarily related to PPP loan forgiveness, $19.0 million in repayments, maturities and calls of held-to-maturity debt securities, and proceeds of $14.0 million from sales of available-for-sale debt securities. Cash provided by financing activities was $774.1 million, primarily due to a $911.5 million net increase in deposits, as a result of the increase in customer funding discussed above, partially offset by $100.0 million for the redemption of the 2026 Notes, common stock dividends of $18.1 million, $13.2 million for the repurchase of common stock under the previously announced stock repurchase plan, and $6.6 million for repayment of FHLB advances.
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
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Nonaccruing loans:
Commercial and industrial	$24,117	$13,816
Owner-occupied commercial	1,179	5,360
Commercial mortgages	837	17,175
Construction	2,212	—
Residential	3,721	3,247
Consumer	2,533	2,310
Total nonaccruing loans	34,599	41,908
Other real estate owned	2,195	3,061
Restructured loans(1)(6)	15,036	15,539
Total nonperforming assets	$51,830	$60,508
Past due loans:
Commercial	$1,447	$5,634
Residential	187	25
Consumer (2)	6,515	11,035
Total past due loans	$8,149	$16,694
Ratio of allowance for credit losses to total loans and leases(3)	1.29%	2.51%
Ratio of nonaccruing loans to total gross loans and leases(4)	0.43	0.46
Ratio of nonperforming assets to total assets	0.34	0.42
Ratio of allowance for credit losses to nonaccruing loans	303	546
Ratio of allowance for credit losses to total nonperforming assets(5)	202	378
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
(5)Excludes acquired impaired loans.
(6)Balance excludes COVID-19 modifications of $22.8 million at September 30, 2021 and $114.8 million at December 31, 2020.

Nonperforming assets decreased $8.7 million between December 31, 2020 and September 30, 2021. This decrease was primarily due to $29.7 million of collection activity during the period, which included the payoff of one commercial real estate relationship of approximately $15.1 million during the first quarter of 2021. The decrease was partially offset by the transfer to non-accrual of approximately $21.0 million (net of charge-offs) in small commercial and retail loans and the move to non-accrual of one large commercial relationship during the first quarter of 2021 that was fully charged-off by June 30, 2021, as well as two large commercial relationships in the third quarter that were partially charged-off in the quarter. The ratio of nonperforming assets to total assets decreased from 0.42% at December 31, 2020 to 0.34% at September 30, 2021.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Beginning balance	$60,508	$39,808
Additions	42,159	23,276
Collections	(29,669)	(11,893)
Transfers to accrual	(494)	(134)
Charge-offs	(20,674)	(6,552)
Ending balance	$51,830	$44,505
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

Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At September 30, 2021, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $1.6 billion. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 128.64% at September 30, 2021 compared with 133.10% at December 31, 2020. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 10.40% at September 30, 2021 compared with 13.07% at December 31, 2020.

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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	29.3%	24.37%	19.7%	19.10%
+200	19.4%	23.10%	13.1%	18.69%
+100	9.6%	21.70%	6.5%	18.05%
+50	4.7%	20.33%	3.2%	17.59%
+25	2.3%	20.01%	1.5%	17.32%
—	—%	19.65%	—%	17.04%
-25	(1.5)%	19.15%	(1.5)%	16.62%
-50	(2.4)%	18.52%	(2.1)%	16.20%
-100	(3.9)%	17.00%	(2.8)%	15.16%
'-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF
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

RESULTS OF OPERATIONS
Three months ended September 30, 2021: Net income for the three months ended September 30, 2021 was $54.4 million, compared to $51.1 million for the three months ended September 30, 2020.
•Net interest income decreased $8.6 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a decrease in purchase accounting accretion and PPP income. See “Net Interest Income” for further information.
•Our (recovery of) provision for credit losses for the three months ended September 30, 2021 decreased $24.0 million compared to the three months ended September 30, 2020, primarily due to the continued future economic recovery captured in our forecasts and improved credit quality metrics reflecting overall declines in problem assets and delinquencies, as compared to ACL reserve builds required during 2020 as a result of the economic uncertainty associated with the COVID-19 pandemic. See “Allowance for Credit Losses” for further information.
•Noninterest income for the three months ended September 30, 2021 decreased $6.6 million compared to the three months ended September 30, 2020, primarily due to a decline in our mortgage banking business and lower securities gains, partially offset by higher revenues from Wealth Management and Cash Connect®. See “Noninterest Income” for further information.
•Noninterest expense increased $2.9 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to increases in salaries and benefits, corporate development costs primarily related to our anticipated merger with Bryn Mawr, and equipment expense, partially offset by a loss of early extinguishment of debt in the prior year and lower loan workout and other credit costs in the three months ended September 30, 2021. See “Noninterest Expense” for further information.
•Income tax provision for the three months ended September 30, 2021 increased $2.4 million compared to the three months ended September 30, 2020, primarily due to the $6.0 million increase in pre-tax income.
Nine months ended September 30, 2021: Net income for the nine months ended September 30, 2021 was $215.2 million, compared to $55.0 million for the nine months ended September 30, 2020.
•Net interest income decreased $17.5 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower loan volumes relating to purposeful run-off of acquired non-relationship loan portfolios, a lower interest rate environment, and a decrease in purchase accounting accretion, partially offset by favorable customer funding and PPP income. See “Net Interest Income” for further information.
•Our (recovery of) provision for credit losses for the nine months ended September 30, 2021 decreased $263.1 million compared to the nine months ended September 30, 2020, due to the reasons described above. See “Allowance for Credit Losses” for further information.
•Noninterest income for the nine months ended September 30, 2021 decreased $14.9 million compared to the nine months ended September 30, 2020, primarily due to gains on the sale of Visa Class B shares in 2020, lower interchange fees due to the impact of the Durbin Amendment on 2021 results, lower securities gains, and a decline in our mortgage banking business. These decreases were partially offset by higher revenues from Wealth Management, traditional banking fees and other income, and total net gains on equity investments. See “Noninterest Income” for further information.
•Noninterest expense increased $12.6 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to increases in salaries and benefits, equipment expense, and corporate development costs as described above, partially offset by lower loan workout and other credit costs and other operating expenses. See “Noninterest Expense” for further information.
•Income tax provision for the nine months ended September 30, 2021 increased $56.4 million compared to the nine months ended September 30, 2020, primarily due to the $218.1 million increase in pre-tax income.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$3,623,187	$43,335	4.75%	$4,472,190	$52,753	4.70%
Commercial real estate loans	2,788,963	28,454	4.05	2,848,655	30,218	4.22
Residential loans	601,998	9,245	6.14	892,634	12,512	5.61
Consumer loans	1,109,188	11,639	4.16	1,153,168	13,726	4.74
Loans held for sale	90,635	787	3.44	110,768	986	3.54
Total loans and leases	8,213,971	93,460	4.52	9,477,415	110,195	4.63
Mortgage-backed securities(3)	3,397,297	13,947	1.64	2,062,459	11,686	2.27
Investment securities(3)	319,226	1,353	1.89	261,670	1,265	2.22
Other interest-earning assets	1,697,840	691	0.16	530,178	224	0.17
Total interest-earning assets	$13,628,334	$109,451	3.19%	$12,331,722	$123,370	3.99%
Allowance for credit losses	(125,830)			(233,301)
Cash and due from banks	145,547			135,198
Cash in non-owned ATMs	481,755			370,912
Bank-owned life insurance	33,349			30,956
Other noninterest-earning assets	974,417			1,012,506
Total assets	$15,137,572			$13,647,993
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,698,391	$573	0.08%	$2,372,547	$790	0.13%
Savings	1,931,433	139	0.03	1,753,489	621	0.14
Money market	2,761,222	780	0.11	2,404,202	1,805	0.30
Customer time deposits	1,045,746	1,646	0.62	1,234,637	4,402	1.42
Total interest-bearing customer deposits	8,436,792	3,138	0.15	7,764,875	7,618	0.39
Brokered deposits	58,645	412	2.79	243,728	728	1.19
Total interest-bearing deposits	8,495,437	3,550	0.17	8,008,603	8,346	0.41
Federal Home Loan Bank advances	—	—	—	68,442	445	2.59
Trust preferred borrowings	67,011	316	1.87	67,011	347	2.06
Senior debt	147,730	1,089	2.95	98,733	1,179	4.78
Other borrowed funds(4)	23,324	5	0.09	20,062	5	0.10
Total interest-bearing liabilities	$8,733,502	$4,960	0.23%	$8,262,851	$10,322	0.50%
Noninterest-bearing demand deposits	4,177,984			3,176,647
Other noninterest-bearing liabilities	320,421			374,206
Stockholders’ equity	1,907,868			1,836,256
Noncontrolling interest	(2,203)			(1,967)
Total liabilities and stockholders’ equity	$15,137,572			$13,647,993
Excess of interest-earning assets over interest-bearing liabilities	$4,894,832			$4,068,871
Net interest and dividend income		$104,491			$113,048
Interest rate spread			2.96%			3.49%
Net interest margin			3.05%			3.66%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

	Nine months ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$3,885,392	$141,994	4.89%	$4,100,401	$161,837	5.28%
Commercial real estate loans	2,794,540	85,922	4.11	2,832,976	95,740	4.51
Residential loans	660,858	33,380	6.73	939,460	39,731	5.64
Consumer loans	1,130,554	36,425	4.31	1,136,107	41,726	4.91
Loans held for sale	127,535	3,236	3.39	91,040	2,623	3.85
Total loans and leases	8,598,879	300,957	4.68	9,099,984	341,657	5.02
Mortgage-backed securities(3)	2,964,437	37,157	1.67	2,014,110	37,454	2.48
Investment securities	324,620	4,185	1.95	184,322	3,200	2.76
Other interest-earning assets	1,407,422	1,335	0.13	276,707	797	0.38
Total interest-earning assets	$13,295,358	$343,634	3.46%	$11,575,123	$383,108	4.43%
Allowance for credit losses	(181,947)			(158,584)
Cash and due from banks	145,571			127,859
Cash in non-owned ATMs	448,244			341,940
Bank-owned life insurance	32,615			30,360
Other noninterest-earning assets	990,187			1,028,620
Total assets	$14,730,028			$12,945,318
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,610,795	$1,722	0.09%	$2,224,258	$3,569	0.21%
Savings	1,895,221	438	0.03	1,670,069	3,243	0.26
Money market	2,733,068	2,435	0.12	2,273,786	8,205	0.48
Customer time deposits	1,080,149	5,865	0.73	1,260,837	15,012	1.59
Total interest-bearing customer deposits	8,319,233	10,460	0.17	7,428,950	30,029	0.54
Brokered deposits	86,050	1,364	2.12	253,566	2,786	1.47
Total interest-bearing deposits	8,405,283	11,824	0.19	7,682,516	32,815	0.57
Federal Home Loan Bank advances	243	5	2.63	114,895	1,900	2.21
Trust preferred borrowings	67,011	957	1.91	67,011	1,417	2.82
Senior debt	207,186	5,408	3.48	98,681	3,538	4.78
Other borrowed funds(4)	21,561	15	0.09	64,470	484	1.00
Total interest-bearing liabilities	$8,701,284	$18,209	0.28%	$8,027,573	$40,154	0.67%
Noninterest-bearing demand deposits	3,879,948			2,743,638
Other noninterest-bearing liabilities	324,011			337,497
Stockholders’ equity	1,827,007			1,838,087
Noncontrolling interest	(2,222)			(1,477)
Total liabilities and stockholders’ equity	$14,730,028			$12,945,318
Excess of interest-earning assets over interest-bearing liabilities	$4,594,074			$3,547,550
Net interest and dividend income		$325,425			$342,954
Interest rate spread			3.18%			3.76%
Net interest margin			3.28%			3.97%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

Three months ended September 30, 2021: During the three months ended September 30, 2021, net interest income decreased $8.6 million from the three months ended September 30, 2020 primarily due to a $4.8 million decrease in purchase accounting accretion, a $3.7 million reduction in PPP income, and a slight decline from the lower rate environment and balance sheet mix. Net interest margin was 3.05% for the third quarter of 2021, a 61 basis point decrease compared to 3.66% for the third quarter of 2020 reflecting a 53 basis points net decline from the lower interest rate environment and balance sheet mix, and 21 basis points from lower purchase accounting accretion, partially offset by a 13 basis point increase from the impact of PPP loans.
Nine months ended September 30, 2021: During the nine months ended September 30, 2021, net interest income decreased $17.5 million from the nine months ended September 30, 2020. This decrease included an $11.3 million decline from balance sheet mix, which included lower loan balances and yields offset by optimizing our excess liquidity, and a $12.6 million decrease in purchase accounting accretion. This was partially offset by $6.4 million of PPP income. Net interest margin was 3.28% for the nine months ended September 30, 2021, a 69 basis point decrease compared to 3.97% for the nine months ended September 30, 2020 reflecting a 65 basis point net decline from the lower interest rate environment and balance sheet mix, and a 20 basis point decrease from lower purchase accounting accretion, partially offset by a 16 basis point increase from the impact of PPP loans.
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
During the three months ended September 30, 2021, we recorded a recovery of credit losses of $21.3 million, a net change of $24.0 million as compared with the provision for credit losses of $2.7 million for the three months ended September 30, 2020. During the nine months ended September 30, 2021, we recorded a recovery of credit losses of $109.0 million, a net change of $263.1 million as compared with the provision for credit losses of $154.1 million for the nine months ended September 30, 2020. These improvements reflect the continued positive economic outlook from our ACL modeling and improved credit quality metrics reflecting overall declines in problem assets and delinquencies.
The allowance for credit losses decreased to $104.9 million at September 30, 2021 from $228.8 million at December 31, 2020, primarily due to the $109.0 million recovery of credit losses during the nine months ended September 30, 2021, as described above. The ratio of allowance for credit losses to total loans and leases was 1.29% at September 30, 2021 and 2.51% at December 31, 2020. Net charge-offs were $6.2 million for the three months ended September 30, 2021 driven by partial charge-offs on two downgraded relationships and partial recoveries from previously charged-off commercial relationships. Net charge-offs were $14.9 million during the nine months ended September 30, 2021, which included the items described above and one large commercial relationship that was fully charged-off by June 30, 2021.
When compared to the three and nine months ended September 30, 2020, net charge-offs decreased by $4.1 million and increased $10.1 million, respectively. The ratio of net charge-offs to average gross loans net of unearned income, which excludes loans held for sale and reverse mortgages, was 0.24% (annualized) and 0.09% at September 30, 2021 and December 31, 2020, respectively.
See Note 7 to the unaudited Consolidated Financial Statements and Nonperforming Assets above for further information.
Noninterest Income
Three months ended September 30, 2021: During the three months ended September 30, 2021, noninterest income was $42.6 million, a decrease of $6.6 million from $49.2 million during the three months ended September 30, 2020. This decrease includes a $5.9 million decrease in mortgage banking activities from the expected decline in pipeline volume compared to the historically higher levels in the prior period, and a $3.3 million decrease in Securities gains, net, partially offset by a $2.1 million increase in Wealth Management revenues driven by our trust services and $1.0 million from Cash Connect®.

Nine months ended September 30, 2021: During the nine months ended September 30, 2021, noninterest income was $139.5 million, a decrease of $14.9 million from $154.4 million during the nine months ended September 30, 2020. This decrease reflects the $22.1 million gain on sale of Visa Class B shares that occurred in June 2020, a $5.9 million decrease in Credit/debit card and ATM income primarily due to a reduction in interchange fees resulting from the Durbin Amendment (effective for us on July 1, 2020), a $5.6 million decrease in Securities gains, net, and a $4.8 million decrease in mortgage banking activities as described above. Partially offsetting these decreases were increases of $9.8 million in Wealth Management revenues for reasons described above, $5.2 million from higher traditional banking fees, $4.7 million from other income, primarily from Cash Connect® and gains on SBA loans, and $4.4 million of total net gains from the sale of our SoFi investment.
For further information, see Note 3 to the unaudited Consolidated Financial Statements.
Noninterest Expense
Three months ended September 30, 2021: During the three month ended September 30, 2021, noninterest expense was $96.4 million, an increase of $2.9 million from $93.5 million for the three months ended September 30, 2020. The increase was primarily due to a $4.6 million increase in Salaries, benefits and other compensation as a result of higher salaries and incentive compensation due to continued franchise growth, $1.6 million of higher corporate development costs related to our anticipated merger with Bryn Mawr, and a $1.1 million increase in Equipment expense including higher third-party software expenses related to our ongoing delivery transformation initiatives. These increases were partially offset by the non-recurrence of a $2.3 million loss on early extinguishment of debt during the three months ended September 30, 2020 and a $1.2 million decrease in Loan workout and other credit costs due to the release of reserves on our unfunded commitments driven by stable credit metrics.
Nine months ended September 30, 2021: During the nine months ended September 30, 2021, noninterest expense was $288.1 million, an increase of $12.6 million from $275.5 million for the nine months ended September 30, 2020. The increase was primarily due to a $16.0 million increase in Salaries, benefits and other compensation, a $5.1 million increase in Equipment expense, and $2.1 million higher corporate development costs for reasons described above. These increases were partially offset by a $5.7 million decrease in Loan workout and other credit costs, and a $5.0 million decrease in Other operating expenses, primarily due to $2.0 million in lower contributions to the WSFS CARES Foundation (formerly the WSFS Community Foundation) when compared to the prior year and $1.4 million of plan settlement loss incurred from the termination of the Alliance Pension Plan in June 2020.

Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $17.5 million and $70.6 million during the three and nine months ended September 30, 2021, respectively, compared to income tax expense of $15.1 million and $14.2 million for the same periods in 2020.
Our effective tax rate was 24.3% and 24.7% for the three and nine months ended September 30, 2021, respectively, compared to 23.0% and 20.9% for the same periods in 2020. The effective tax rate for the nine months ended September 30, 2021 increased primarily due to the $1.7 million in tax benefits recognized during the nine months ended September 30, 2020 related to tax law changes contained in the CARES Act, related to the ability to carry back certain acquired net operating losses to prior years where the statutory tax rate was higher than the current statutory tax rate. Further, we incurred $0.1 million and $0.8 million of tax expense related to nondeductible acquisition costs during the three and nine months ended September 30, 2021 whereas none were incurred in the comparable periods in 2020.
The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, federal low-income housing tax credits, research and development tax credits and excess tax benefits from recognized stock compensation. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options, nondeductible acquisition costs and a provision for state income tax expense. We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.
Contractual Obligations
Our contractual obligations at September 30, 2021 did not significantly change from our contractual obligations at December 31, 2020, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

(Dollars and share amounts in thousands, except per share amounts)	September 30, 2021	December 31, 2020
Stockholders’ equity of WSFS	$1,908,895	$1,791,726
Less: Goodwill and other intangible assets	549,352	557,386
Tangible common equity (numerator)	$1,359,543	$1,234,340
Shares of common stock outstanding (denominator)	47,548	47,756
Book value per share of common stock	$40.15	$37.52
Goodwill and other intangible assets	11.56	11.67
Tangible book value per share of common stock	$28.59	$25.85
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
Critical accounting estimates at September 30, 2021 did not significantly change from our critical accounting estimates at December 31, 2020, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at September 30, 2021 did not significantly change from our recent regulatory developments at December 31, 2020 and March 31, 2021, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2021.
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

(b)Changes in internal control over financial reporting. During the three months ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. These conditions, including the remaining required regulatory approvals from the Federal Reserve, to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by March 9, 2022, either the Company or Bryn Mawr may choose to terminate the Merger Agreement at any time after that date if the failure to consummate the transactions contemplated by the Merger Agreement is not caused by any breach of the Merger Agreement by the party electing to terminate the Merger Agreement. Further, the outcomes of several lawsuits filed by stockholders of the Company and Bryn Mawr against the Company, Bryn Mawr and their respective boards of directors with respect to the Merger during the second quarter of 2021 are uncertain and could result in significant costs, management distraction, and/or a delay of or injunction against the Merger.
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
The Company and Bryn Mawr have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on the successful combination of the businesses of the Company and Bryn Mawr. To realize these anticipated benefits and cost savings, after the completion of the Merger, the Company expects to integrate Bryn Mawr’s business into its own. It is possible that the integration process could result in the loss of key employees, disrupt ongoing businesses or create inconsistencies in standards, controls, procedures and policies of each company and those of the combined company following the completion of the Merger. These and other factors could adversely affect each company’s and the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger, and could have an adverse effect on each of their financial results and the value of their common stock.

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
The Company expects to incur substantial expenses in connection with consummation of the Merger and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies. Although the Company and Bryn Mawr have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the Merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the Merger. As a result of these expenses, both the Company and Bryn Mawr have taken and expect to take charges against their earnings before and after the completion of the Merger. The charges taken in connection with the Merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
Before the transactions contemplated by the Merger Agreement, including the Merger, may be completed, various approvals must be obtained from bank regulatory authorities including the remaining required regulatory approvals from the Federal Reserve. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder; effectiveness of the parties in combating money laundering activities; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Merger that are not anticipated or cannot be met. Furthermore, such conditions or changes may constitute a burdensome condition that may allow WSFS to terminate the Merger Agreement and WSFS may exercise its right to terminate the Merger Agreement. If the consummation of the Merger is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of each of WSFS and Bryn Mawr may also be adversely affected.
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
During the three months ended September 30, 2021, no repurchases of shares of common stock were made under the Company's share repurchase program. All share repurchases were temporarily suspended upon the announcement of the Company signing the Merger Agreement with Bryn Mawr on March 10, 2021, and we expect the repurchases will continue to be suspended until the close of the Merger.

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

3.2	Amended and Restated Bylaws of WSFS Financial Corporation is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 21, 2014.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 5, 2021, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: November 5, 2021	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)