Form 10-K
period 2021-12-31
WSFS FINANCIAL CORP
filed 2022-03-01
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15. U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on Nasdaq as of June 30, 2021, was $2,185,763,654. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the registrant's outstanding common stock.
As of February 24, 2022, there were issued and outstanding 65,378,955 shares of the registrant’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

WSFS FINANCIAL CORPORATION

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, and exhibits hereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which the Company operates and in which its loans are concentrated, including an increase in unemployment levels, inflation, supply chain issues and slowdowns in economic growth, including as a result of the novel coronavirus and its variants (COVID-19) pandemic;
•possible additional loan losses and impairment of the collectability of loans;
•additional credit, fraud and litigation risks associated with our PPP lending activities;
•the economic and financial impact of federal, state and local emergency orders, vaccine mandates and other actions taken in response to the COVID-19 pandemic;
•the continuation of these conditions related to the COVID-19 pandemic, including whether due to a resurgence or additional waves of COVID-19 infections or variants thereof, particularly as the geographic areas in which we operate, how quickly and to what extent normal economic and operating conditions can resume and continue, and the potential waning of vaccine effectiveness or effects of low vaccination rates;
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
•the credit risk associated with the substantial amount of commercial mortgage, construction and land development and commercial and industrial loans in the Company’s loan portfolio;
•the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations and potential expenses associated with complying with such regulations;
•the Company’s ability to comply with applicable capital and liquidity requirements, including its ability to generate liquidity internally or raise capital on favorable terms;
•possible changes in trade, monetary and fiscal policies and stimulus programs, laws and regulations and other activities of governments, agencies, and similar organizations, and the uncertainty of the short- and long-term impacts of such changes;
•any impairments of the Company’s goodwill or other intangible assets;
•conditions in the financial markets, that may limit the Company’s access to additional funding to meet its liquidity needs;
•the discontinued publication of London Inter-Bank Offered Rate (LIBOR) and the transition to an alternative reference interest rate, such as the Secured Overnight Financing Rate (SOFR), including methodologies for calculating the rate that are different from the LIBOR methodology and changed language for existing and new floating or adjustable rate contracts;
•the success of the Company's growth plans, including its plans to grow the commercial small business leasing portfolio and residential, small business and Small Business Administration (SBA) portfolios, and wealth management business following its recent acquisition of Bryn Mawr Bank Corporation (BMBC);

•the Company’s ability to successfully integrate and fully realize the cost savings and other benefits of its acquisitions, manage risks related to business disruption following those acquisitions, and post-acquisition Customer acceptance of the Company’s products and services and related Customer disintermediation, including its recent acquisition of BMBC;
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
•possible changes in the speed of prepayments of mortgage-backed securities (MBS) due to changes in the interest rate environment, and the related acceleration of premium amortization on prepayments in the event that prepayments accelerate;
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

PART I
ITEM 1. BUSINESS
OUR BUSINESS
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company's subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $15.8 billion in assets and $34.6 billion in assets under management (AUM) and assets under administration (AUA) at December 31, 2021, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Delaware and Greater Philadelphia region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions.
A fixture in the community, WSFS Bank has been in operation for more than 189 years. In addition to its focus on stellar customer experiences, WSFS Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates. As of December 31, 2021, we serviced our Customers primarily from our 112 offices located in Pennsylvania (52), Delaware (42), New Jersey (16), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile apps.

Subsidiaries
As of December 31, 2021, the Company had six consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), Christiana Trust Company of Delaware® (Christiana Trust DE), and WSFS SPE Services, LLC.
•Powdermill® provides multi-family office services to affluent clientele in the local community and throughout the U.S.
•West Capital, a registered investment adviser, provides fee-only wealth management services tailored to the needs of high net worth individuals operating under a multi-family office philosophy. West Capital had approximately $947.5 million in AUM at December 31, 2021, compared to approximately $806.5 million at December 31, 2020.
•Cypress provides asset management services. As a registered investment adviser and fee-only wealth management firm, Cypress had approximately $1.3 billion in AUM at December 31, 2021 compared to approximately $1.2 billion at December 31, 2020.
•Christiana Trust DE supplements our existing Wealth Management segment by offering Delaware advantage trust services including directed trusts, asset protection trusts and dynasty trusts.
•WSFS SPE Services, LLC provides commercial domicile services which include providing employees, directors, subleases of office facilities and registered agent services in Delaware and Nevada.
As of December 31, 2021, WSFS Bank had two wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), and 1832 Holdings, Inc. WSFS Bank had one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
•BEFC was acquired during the Beneficial Bancorp, Inc. (Beneficial) acquisition and is in the business of leasing small equipment and fixed assets. Subsequent to the Beneficial acquisition, the leasing operations of BEFC were combined with NewLane Finance®, described below.
•1832 Holdings, Inc. was formed to hold certain debt and equity investment securities.
•NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers new product offerings for insurance through a newly-formed subsidiary, Prime Protect.

As of December 31, 2021, WSFS had one unconsolidated subsidiary, WSFS Capital Trust III (the Trust), which was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities. These securities are currently callable and have a maturity date of June 1, 2035. The proceeds from this issue were used to fund the redemption of $51.5 million Floating Rate WSFS Capital Trust I Preferred Securities (formerly, WSFS Capital Trust I). WSFS Capital Trust I invested all of the proceeds from the sale of the Pooled Floating Rate Capital Securities in our Junior Subordinated Debentures.
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
WSFS Bank
As of December 31, 2021, WSFS Bank's banking business had a total loan and lease portfolio of $7.9 billion, which was funded primarily through commercial relationships and retail and customer-generated deposits. We have built a $6.2 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We fund this business primarily with deposits generated through commercial relationships and retail deposits, as well as through our digital banking platforms.
WSFS Bank also offers a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches, and mortgage and title services in collaboration with WSFS Mortgage®. WSFS Mortgage® is a mortgage banking company and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.
Cash Connect®
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services in the U.S. As of December 31, 2021, Cash Connect® manages approximately $1.7 billion in total cash and services approximately 27,400 non-bank ATMs and approximately 6,300 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. As of December 31, 2021, Cash Connect® also supports over 600 owned and branded ATMs for WSFS Bank, which has one of the largest branded ATM networks in our market.
Wealth Management
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Combined, these businesses had $34.6 billion of AUM and AUA at December 31, 2021. WSFS Wealth® Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS, comprised of WSFS Institutional Services® and Christiana Trust DE, provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients and special purpose vehicles. Christiana Trust DE also provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management businesses to provide comprehensive solutions to clients.
For segment financial information for the years ended December 31, 2021, 2020 and 2019, see Note 21 to the Consolidated Financial Statements in this report.

Recent Business Developments
•Acquisition and Integration Efforts: On January 1, 2022, we completed our acquisition of Bryn Mawr Bank Corporation (BMBC), a Pennsylvania corporation and the parent holding company of The Bryn Mawr Trust Company, a Pennsylvania chartered bank and wholly owned subsidiary of BMBC. Our bank technology, branding, and branch conversion is scheduled to occur later in the first quarter of 2022, with our Trust and Wealth integration expected to follow in late 2022 or early 2023. Throughout this document, we refer to these acquired entities collectively as “Bryn Mawr Trust.”
•Upstart Strategic Partnership: During 2021 we launched our strategic partnership with Upstart Holdings, Inc. (Upstart), a leading white label lending-as-a-service platform provider specializing in risk-based priced unsecured consumer loans. With this relationship WSFS is now able to deliver an AI enabled underwriting program customized to our specifications. The Upstart partnership enables WSFS to digitize our unsecured personal loan product, acquire new in-footprint customers, and provides cross-sell opportunities within our footprint.
•Future Forward: Throughout the COVID-19 pandemic, our Retail branch office locations remained open servicing our Customers while following the recommended Federal, State and local guidance, including appropriate personal protective equipment and social distancing. During 2021, we began a phased transition to the office at our corporate locations with approximately 30% of Associates in these locations working from the office at least 3 days per week. As we move into 2022, we look to further expand our Future Forward initiative and transition more Associates into office locations while taking the appropriate precautions. Our Future Forward strategy is also focused on our current and future office capacity and including assessment of our current space utilized by us and potential for optimization in this area. This strategy will continue to evolve as we progress into 2022.

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
Our focus on this differentiation strategy supports our core franchise with a mix of organic and acquisition-related growth and builds value for our stockholders. Since December 31, 2017, our commercial loans and leases, which exclude loans held-for-sale, have grown from $4.0 billion to $6.2 billion at December 31, 2021, a 9% compound annual growth rate (CAGR). Over the same period, customer deposits have grown from $5.0 billion to $13.2 billion, a 21% CAGR. For further details, refer to the Comparative Stock Performance Graph in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
At WSFS, we:
•Do the right thing
•Serve others
•Are welcoming, open and candid
•Grow and improve
Human Sigma
Our business model is designed using the science of Human Sigma, which is built on a foundation of engagement. The Human Sigma model, identified by Gallup, Inc. (Gallup), begins with Associates (employees) who take ownership for their responsibilities and impact; as such, they are more likely to consistently perform at a higher level. We significantly invest in our culture of engagement which underpins all that we do at WSFS, including attracting, inspiring and retaining our Associates, delivering stellar Customer experiences and strengthening the well-being of our communities. Our culture is based on the fundamental principal of “a really good life.” Our strategy, “Engaged Associates, living our culture, making a better life for all we serve” builds upon that principal.

Our strategy in action starts a virtuous cycle whereby, as we do better, our community does better and as our community does better, we do better. It’s a simple premise that plays out in a big way every day. Research studies validate the direct link between engagement and a company’s financial performance. Our strategy, which drives our virtuous cycle, ensures that research and reinforces our culture that is evidenced in our Company results.
Human Resources
At December 31, 2021, we had 1,839 full-time equivalent Associates. Our Associates are not represented by a collective bargaining unit and we believe our relationship with our Associates is strong.
During 2021, WSFS captured the voice of our Associates and our Customers through multiple channels, including our ongoing partnership with Gallup Inc. (Gallup), which was used to measure our Associate and Customer engagement.
Surveys conducted for us by Gallup indicate that, in 2021:
•Our Associate engagement survey results placed WSFS in the 93rd percentile of Gallup's global overall company-level database. Our Associate engagement ratio was 16.5:1, which means there were 16.5 engaged Associates for every actively disengaged Associate. This compares to a U.S. working population ratio of 2.1:1.
•Our culture of inclusion index of 4.48 placed WSFS in the 74th percentile of Gallup's global overall workgroup-level database. We believe these results reflect that Associates are encouraged to be themselves, are a valued part of their teams, experience strength-based developments, have inclusive conversations and trust in the Company's mission, values and leadership.
•62.7% of Customers surveyed ranked WSFS a “five” out of five, strongly agreeing with the statement “WSFS is the perfect bank for people like me,” which placed WSFS in the 71st percentile of Gallup's global overall customer database. Our Customer engagement ratio was 6.1:1, which means there were 6.1 engaged Customers for every actively disengaged Customer.
•Customer loyalty grew during the year, as measured by our Net Promoter Scores (NPS). Our branch network achieved an overall NPS of 79.3 in 2021 compared to 72.3 in 2020. The fourth quarter of 2021 resulted in the highest quarter performance since program inception.
By fostering a culture of engaged and empowered Associates, we believe we have become the employer and bank of choice in our market. In 2021, we were honored to receive the following accolades:
•Ranked #10 in the United States on the Forbes America’s Best Banks Listing;
•Received The Gallup Exceptional Workplace Award for the fifth time;
•Named a Top Workplace in Delaware for the 15th year in a row;
•Named a Top Workplace in Philadelphia and southeastern PA for the seventh year in a row;
•Named to the 'Soaring 76', recognizing us as one of the 76 fastest growing companies in the Greater Philadelphia region for the fifth year in a row by the Philadelphia Business Journal;
•Named "Best of Biz Editor's Pick" for customer service in the South Jersey Business Magazine; and
•Recognized by The Forum of Executive Women as a "Champion of Board Diversity."
Diversity, Equity and Inclusion
Diversity, Equity and Inclusion (DE&I) is rooted in the values of WSFS, which is led by our Director of DE&I, Michelle Burroughs, who was hired in October 2021. Our DE&I efforts focus on educating, supporting, managing and implementing diversity and inclusion strategies and programs, and creating and delivering initiatives designed to sustain a culture of inclusion.
During 2021, the Company completed the following DE&I accomplishments:
•Created DE&I Strategic Pillars and socialized with Executive Leadership Team;
•Completed the DE&I Steering Committee Charter and structure;
•Established 2022 Focus Areas for DE&I Steering Committee and Strategic Pillars;
•Completed "Listening Tours" with approximately 50 Associates to capture qualitative data regarding DE&I; and
•Established report routine with Voice of Customer team that will review Customer discrimination data.

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
Our Diversified Business
Balance Sheet Management
We put a great deal of focus on actively managing our balance sheet. This manifests itself in:
•Prudent capital levels - Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2021 all regulatory capital levels for the Bank were in excess of "well-capitalized" levels. For the capital position of the Bank and the Company, refer to Note 13 of the Consolidated Financial Statements. At December 31, 2021, the Company's common equity to assets ratio was 12.29% and its tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 9.14%. For a reconciliation of tangible common equity and tangible assets to net income and total assets, the most comparable measures in accordance with U.S. generally accepted accounting principles (GAAP), refer to “Reconciliation of non-GAAP financial measures included in Item 1” located at the end of this section.
•Disciplined lending - We maintain discipline in our lending with a particular focus on portfolio diversification and granularity. Diversification includes limits on loans to one borrower as well as industry and product concentrations. We supplement this portfolio diversification with a disciplined underwriting process and the benefit of knowing our customers. We have also taken a proactive approach to identifying credit-related trends in our local economy and have responded to areas of concern.
•Focus on credit quality - We seek to control credit risk in our investment portfolio and use this portion of our balance sheet primarily to help us manage liquidity and interest rate risk, while providing marginal income and tax relief. Our philosophy and pre-purchase due diligence have allowed us to control credit risk in our investment portfolio.
•Asset/liability management strategies - Our investment portfolio is consistent with the approved risk appetite of our Board of Directors. We work to optimize duration, yield and liquidity and to minimize credit risk within policy guidelines. The concentration in agency MBS (98% of investment portfolio) and bank qualified municipal bonds (2% of investment portfolio) provides liquidity, yield and credit to meet the intended risk profile.

Disciplined Capital Management
We understand that our capital (or stockholders’ equity) belongs to our stockholders. They have entrusted this capital to us with the expectation that it will earn an appropriate return relative to the risks we take. Mindful of this balance, we prudently, but aggressively, manage our capital. We continue to execute our current Board-approved share repurchase plan, as well as any future Board-approved share repurchase plans, including opportunistically repurchasing shares, based on current valuation levels, above our stated practice of returning a minimum of 25% of annual net income to stockholders through dividends and share repurchases. All share repurchases were temporarily suspended upon the announcement of the signing of the Merger Agreement with BMBC on March 10, 2021. We resumed repurchases during the first quarter of 2022 following the close of our combination with Bryn Mawr Trust on January 1, 2022.
Performance Expectations and Alignment with Stockholder Priorities
We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in return on assets (ROA). Management incentives are, in large part, based on driving performance of ROA as well as return on average tangible common equity (ROTCE), which is a non-GAAP financial measure, and EPS growth. More details on management incentive plans will be included in the proxy statement for our 2022 Annual Meeting of Stockholders.
For the year ended December 31, 2021, WSFS reported ROA of 1.82%. Core ROA, which excludes non-core items and is a non-GAAP financial measure, was 1.80% for the year ended December 31, 2021.
Core ROA for 2021 excludes (i) securities gains, (ii) realized and unrealized gains and losses on equity investments, net, (iii) loss on debt extinguishment, (iv) corporate development and restructuring expense, (v) recovery of legal settlement, and (vi) contribution to WSFS CARES Foundation.
For a reconciliation of Core ROA to ROA, the most comparable GAAP measure, refer to “Reconciliation of non-GAAP financial measures included in Item 1” located at the end of this section.
Growth Plans
We have achieved success over the long-term in lending and deposit gathering, growing the Wealth Management segment’s client base and product offerings and growing Cash Connect®’s customer base and services. Our success has been the result of a focused strategy that provides service, responsiveness and careful execution in a consolidating marketplace.
We plan to continue to grow by:
•Developing talented, service-focused Associates: We have successfully recruited Associates with strong ties to, and the passion to serve, their communities to enhance our service in existing markets and to provide a strong start in new communities. We also focus on developing talent and leadership from our current Associate base to better equip those Associates for their jobs and prepare them for leadership roles at WSFS. Our strategy continues to be diligent on attracting, retaining and rewarding the best talent, which we believe has positioned us well in the current climate of the Great Resignation that has seen many employees of U.S. companies reconsider their priorities and voluntarily resign.
•Embracing the Human Sigma concept: We are committed to building Associate Engagement and Customer Advocacy as a way to differentiate ourselves and grow our franchise.
•Building fee income through investment in and growth of our Wealth Management and Cash Connect® segments.
◦Wealth Management experienced near-record growth during 2021 in AUM and corresponding AUM-based revenues largely due to market performance. WSFS Institutional Services® ended 2021 as the securitization industry's fourth most active trustee for U.S. Asset and Mortgage Backed Securities according to Asset-Backed Alert’s ABS Database.
◦Cash Connect® saw sustained demand for ATM cash and related services during the on-going COVID-19 pandemic, and in partnership with our retail strategy, continued to serve the Delaware and the Greater Philadelphia region through the WSFS ATM network. The number of owned and branded ATMs was 609 as of December 31, 2021.
•Continuing strong growth in commercial and retail lending by:
◦Offering local decision-making by seasoned banking professionals with significant local market experience.
◦Executing our community banking model that combines stellar experiences with the banking products and services our business customers demand.
◦Continuing to grow our NewLane Finance® leasing business.
◦Adding seasoned lending professionals that have helped us win customers in our Delaware, southeastern Pennsylvania and southern New Jersey markets, which contributes to our expanding commercial small business leasing portfolio and residential, small business and SBA portfolios in the footprint we operate.

◦Leveraging our strategic partnership with Upstart, a leading white label lending-as-a-service platform provider specializing in risk-based priced unsecured consumer loans, which we launched in 2021.
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
•Continuing investment in our Delivery Transformation initiative (described in greater detail in “Innovation” below) to increase adoption and usage of digital channels aligned with our strategy by:
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
•Seeking targeted, strategic opportunities in our non-banking businesses while we focus on optimizing our recent franchise investments.
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
In 2019, we embarked on a multi-year Delivery Transformation initiative focused on melding our physical and digital delivery, consistent with our brand, by enabling our Associates with the latest technology and actionable data to better serve our Customers. Industry and customer behavior trends continue to shift as observed in reduced branch traffic and increased mobile adoption. As such, we have concluded that we need to transform our delivery channels to meet these new expectations. Our transformation includes optimizing our physical branch network and making strategic investments in meaningful technology solutions, supported by specialized talent. Those investments are expected to provide our Customers with leading edge products and elevate our Associates, as they strive to serve in a competitive and compelling way. We are designing and integrating solutions to provide personalized experiences to our Customers, while retaining the essence of what makes WSFS great. Through our Delivery Transformation and our ongoing commitment to Stellar Service, we intend to continue to lead the community and regional banking industry with regards to service delivery and Customer experience.

We have embraced a partnership model to help diversify our consumer business and learn from innovators in the industry. We position ourselves with strategic partners when it is the best experience for our Customers and aligned to our strategic plan. Through these partnerships, we look forward to offering and supporting even more innovative products to the financial services marketplace, continuing our organizational learning in this fast-developing space, and participating in value creation for our stockholders. These current partnerships include:
•LendKey Technologies, Inc.: A digital lending platform that specializes in student loans and student loan refinancing.
•Spring EQ, LLC: A digital mortgage solution specializing in home equity, refinancing, cash out, and home purchase loans.
•Cred Technologies (cred.ai): A Philadelphia-based fintech company that provides a high-tech, mobile-first everyday card spending experience. Through our partnership with cred.ai, we issue credit cards and provide deposit accounts.
•Upstart: A leading white label lending-as-a-service platform provider specializing in risk-based priced unsecured consumer loans. Our partnership with Upstart allowed us to expand our personal loan offerings to a wider, more inclusive Customer base while diversifying our business and creating more digital-friendly Customer experiences.
Previously, we partnered with and made an investment in Social Finance, Inc. (SoFi), an online personal finance company that provides a full suite of products. During 2021, we liquidated our investment in SoFi for a net gain of $4.4 million.
Enterprise Risk Management
We manage our risks through our Enterprise Risk Management (ERM) program administered by the Chief Risk Officer (CRO) and ERM department. Our stand-alone ERM department is separate from our lines of business. Formal Risk Appetite Statements have been developed for each risk category throughout the institution; these statements are reviewed and approved by the Board annually. From a regulatory perspective, our ERM program is evaluated as part of the regular Safety and Soundness examination by the Office of the Comptroller of the Currency (OCC).
Key Risk Indicators (KRIs) or Risk metrics are continually monitored in relation to risk appetite though a Risk Assessment Summary dashboard. Each KRI has an assigned quantitative tolerance level which considers our overall risk appetite, regulatory requirements, the bank’s peer group statistics, best practices, and general industry guidelines. As part of our ERM program, approximately 90 KRIs are monitored company-wide. In the event that risk levels exceed our defined risk appetite, management action is required.
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

(Most recent available statistics)	Delaware	Southeastern Pennsylvania(1)	Southern New Jersey(2)	National Average
Unemployment (For November 2021) (3) (4) (5)	5.1%	4.1%	5.0%	4.2%
Median Household Income (2015-2019) (6)	$68,287	$80,261	$78,934	$62,843
Population Growth (2010-2020) (7)	10.3%	5.2%	2.4%	7.4%
(1)Comprised of Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties
(2)Comprised of Burlington and Camden Counties
(3)Bureau of Labor Statistics - Delaware and National unemployment rates are as of November 2021, seasonally adjusted
(4)Bureau of Labor Statistics - Southeastern Pennsylvania unemployment rate is a simple average of the November 2021 not seasonally adjusted unemployment rates for Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties
(5)Bureau of Labor Statistics - Southern New Jersey unemployment rate is a simple average of the November 2021 not seasonally adjusted unemployment rates for Burlington and Camden Counties
(6)U.S. Census Bureau - Quick Facts 2015 - 2019
(7)U.S. Census Bureau - Quick Facts 2010 - 2020

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY
Condensed average balance sheets for each of the last two years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
CREDIT EXTENSION ACTIVITIES
Over the past several years we have focused on growing the more profitable, relationship-oriented segments of our loan portfolio. Our current portfolio lending activity is concentrated on small- to mid-sized businesses in the mid-Atlantic region of the U.S., primarily in Delaware, southeastern Pennsylvania, southern New Jersey, Maryland and northern Virginia. Based on current market conditions, we expect our focus on growing commercial and industrial loans and other relationship-based commercial loans to continue during the remainder of 2022 and beyond.
The following table shows the composition of our loan and lease portfolio at year-end for the last two years:

	At December 31,
(Dollars in thousands)	2021		2020
	Amount	Percent	Amount	Percent
Types of Loans
Commercial and industrial(1)	$1,918,043	24.6%	$2,700,418	30.7%
Owner-occupied commercial	1,341,707	17.2	1,332,727	15.2
Commercial mortgages	1,881,510	24.2	2,086,062	23.7
Construction	687,213	8.8	716,275	8.1
Commercial small business leases	352,276	4.5	248,885	2.8
Residential(2)	546,667	7.0	774,455	8.8
Consumer(3)	1,158,573	14.9	1,165,917	13.3
Gross loans and leases	7,885,989	101.2	9,024,739	102.6
Less:
Allowance for credit losses	94,507	1.2	228,804	2.6
Net loans and leases(4)	$7,791,482	100.0%	$8,795,935	100.0%
(1)Includes $31.5 million and $751.2 million of PPP loans at December 31, 2021 and 2020, respectively.
(2)Includes reverse mortgages, at fair value of $3.9 million and $10.1 million at December 31, 2021 and 2020, respectively.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
(4)Excludes $113.3 million and $197.5 million of commercial and industrial loans and residential loans held for sale at December 31, 2021 and 2020, respectively.

The following table shows the remaining contractual maturity and rate sensitivity of the loan portfolio by loan category as of December 31, 2021. Loans may be pre-paid, so the actual maturity may differ from the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the "Less than One Year" category.

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial and industrial(1)
Interest rate:
Fixed	$2,694	$353,443	$184,525	$48,104	$588,766
Adjustable	204,697	803,975	295,743	24,862	1,329,277
Total	$207,391	$1,157,418	$480,268	$72,966	$1,918,043
Owner-occupied commercial
Interest rate:
Fixed	$3,247	$319,842	$291,038	$206,156	$820,283
Adjustable	14,059	160,111	287,282	59,972	521,424
Total	$17,306	$479,953	$578,320	$266,128	$1,341,707
Commercial mortgages
Interest rate:
Fixed	$9,988	$506,952	$233,631	$157,139	$907,710
Adjustable	16,543	402,286	492,934	62,037	973,800
Total	$26,531	$909,238	$726,565	$219,176	$1,881,510
Construction
Interest rate:
Fixed	$788	$19,089	$19,198	$4,817	$43,892
Adjustable	41,108	479,838	118,586	3,789	643,321
Total	$41,896	$498,927	$137,784	$8,606	$687,213
Commercial small business leases
Interest rate:
Fixed	$—	$274,525	$77,751	$—	$352,276
Adjustable	—	—	—	—	—
Total	$—	$274,525	$77,751	$—	$352,276
Residential(2)
Interest rate:
Fixed	$684	$25,498	$99,525	$312,979	$438,686
Adjustable(3)	—	588	15,681	87,778	104,047
Total	$684	$26,086	$115,206	$400,757	$542,733
Consumer
Interest rate:
Fixed	$30	$104,613	$312,498	$303,808	$720,949
Adjustable	14,973	18,912	57,369	346,370	437,624
Total	$15,003	$123,525	$369,867	$650,178	$1,158,573
Total loans and leases	$308,811	$3,469,672	$2,485,761	$1,617,811	$7,882,055
(1) Includes $31.5 million of PPP loans.
(2) Excludes reverse mortgages at fair value of $3.9 million.
(3) Includes hybrid adjustable-rate mortgages.

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
Commercial, owner-occupied commercial, commercial mortgage and construction loans have higher levels of risk than residential lending. These loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and may be more subject to adverse conditions in the commercial real estate market or in the general economy than residential loans. The majority of our commercial and commercial mortgage loans are concentrated in Delaware and Pennsylvania.
We offer commercial mortgage loans on multi-family properties and on other commercial real estate. Generally, loan-to-value ratios for these loans do not exceed 80% of appraised value at origination.
Our commercial mortgage portfolio was $1.9 billion at December 31, 2021. Generally, this portfolio is diversified by property type, with no type representing more than 27% of the portfolio. The largest type is retail-related (non-mall, neighborhood shopping centers and other retail) with balances of $496.0 million at December 31, 2021. The average size of a loan in the commercial mortgage portfolio is $0.7 million and only nine loans are greater than $12.0 million, with one loan greater than $24.0 million.
We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with the option of conversion to mini-permanent loans (one - five years) upon completion of construction. These construction loans are short-term, usually not exceeding three years, with interest rates generally indexed to our WSFS prime rate, the “Wall Street” prime rate or LIBOR, and are adjusted periodically as these indices change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of each loan, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial business development staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2021, $1.1 billion was committed for construction loans, of which $687.2 million was outstanding. Also at December 31, 2021, the residential construction and land development (CLD) portfolio represented $316.7 million, or 4%, of total loans and the commercial CLD portfolio represented $279.9 million, or 4%, of total loans. At December 31, 2021, the construction portfolio included $38.3 million of “land hold” loans, which are land loans not currently being developed.
Commercial and industrial and owner-occupied commercial loans include loans for working capital, financing equipment and real estate acquisitions, business expansion and other business purposes. These relationships generally range in amounts of up to $35.0 million with an average loan balance in the portfolio of $0.4 million (excluding PPP loans), and terms ranging from less than one year to ten years. The loans generally carry variable interest rates indexed to our WSFS prime rate, “Wall Street” prime rate or LIBOR. At December 31, 2021, our commercial and industrial and owner-occupied commercial loan portfolios were $3.3 billion and represented 41% of our total loan and lease portfolio. These loans are diversified by industry, with no industry representing more than 20% of the portfolio.
Small business and middle market commercial loans that include specialty-lending products, including small business leases and SBA loans, comprise the remainder of our commercial portfolio. As of December 31, 2021, our small business and SBA loans include loan exposures up to $1.5 million and $5.0 million, respectively.
Our commercial small business leases generated through NewLane Finance®, finance critical equipment through advanced technologies, a customer-centric approach and transparent business lending practices. The commercial small business leases portfolio was $352.3 million, or 4% of total loans, at December 31, 2021. These leases included initial average deal sizes of approximately $30 thousand, with yields ranging from 4% to 29% and initial maturity terms of 12 to 72 months.
Federal law limits the Bank’s extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $247.7 million), and an additional 10% if the additional extensions of credit are secured by readily marketable collateral. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit. At December 31, 2021, no borrower had collective (relationship) total extensions of credit exceeding these legal lending limits. Our internal "House Limit" to any one borrowing relationship is $100.0 million.

Residential Lending
Generally, we originate held-for-sale residential first mortgage loans with loan-to-value ratios of up to 90% and require private mortgage insurance or government guarantee for up to 35% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. On a very limited basis, we have originated or purchased loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement or government guarantee. Any such loans are originated for sale into the secondary market. At December 31, 2021, the balance of all such loans was approximately $37.5 million.
Our residential loans generally are underwritten and documented in accordance with standard underwriting criteria published by Fannie Mae, Freddie Mac, Federal Housing Agency, Veterans Administration, the U.S. Department of Agriculture and other secondary market participants to assure maximum eligibility for subsequent sale in the secondary market.
To protect the propriety of our liens, we require borrowers to provide title insurance. We also require fire, extended coverage casualty and flood insurance (where applicable) for properties securing residential loans. All properties securing our residential loans are appraised by independent, licensed and certified appraisers and are subject to review in accordance with our standards.
The majority of our adjustable-rate, residential loans have interest rates that adjust yearly after an initial period. The change in rate for the first adjustment date could be higher than the typical limited rate change of two percentage points at each subsequent adjustment date. Adjustments are generally based upon a margin (as of December 31, 2021, 2.75% for the U.S Treasury and the Standard Overnight Finance Rate) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Board of Governors of the Federal Reserve System (the Federal Reserve).
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
In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically 120 days. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower. There were no repurchases in 2021 and 2020, and one repurchase in 2019 with minimal impact.
Consumer Lending
Our primary consumer credit products (excluding first mortgage loans) are home equity lines of credit and installment loans. At December 31, 2021, home equity lines of credit outstanding totaled $361.5 million and installment loans totaled $565.7 million. In total, these product lines represented approximately 80% of total consumer loans. Typically, maximum loan to value (LTV) limits are 85% for primary residences and 70% for all other properties. At December 31, 2021, we had $956.4 million in total commitments for home equity lines of credit. Home equity lines of credit offer customers the convenience of checkbook and debit card access, and revolving credit features for a portion of the life of the loan and typically are more attractive in a low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured. This credit risk is mitigated by our underwriting standards and limit on the combined LTV on residences with a value greater than $700 thousand.

We purchase certain second-lien home equity installment loans through our partnership with Spring EQ, LLC (Spring EQ). These select loans meet or exceed our current underwriting standards and are similar to home equity loans originated through our branch network. We have student loans through our partnership with LendKey Technologies Inc. (LendKey). LendKey student loans are primarily to consolidate existing student debt and are also underwritten in accordance with our current credit standards. The student loans portfolio also includes loans acquired from Beneficial, which are U.S. government guaranteed with little risk of credit loss. We originate personal loans, which are typically unsecured with 36-month or 60-month terms, through our partnership with Upstart.
The following table shows the composition of our consumer loan portfolio at year-end for the last two years:

	At December 31,
	2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Home equity lines of credit	$361,486	31%	$348,715	30%
Installment Loans - Other(1)	565,706	49	552,685	48
Unsecured lines of credit	33,028	3	26,773	2
Education loans	198,353	17	237,744	20
Total consumer loans	$1,158,573	100%	$1,165,917	100%
(1)Includes secured and unsecured installment loans, personal and other loans.

Loan Originations, Purchases and Sales
We engage in traditional lending activities primarily in Delaware, southeastern Pennsylvania, southern New Jersey, and contiguous areas of neighboring states. As a federal savings bank, however, we may originate, purchase and sell loans throughout the U.S. We purchase loans from outside our traditional lending area through our relationships with Spring EQ and LendKey, when such purchases are deemed appropriate. We originate fixed-rate and adjustable-rate residential loans through our banking offices and WSFS Mortgage®, our mortgage banking company, and personal loans through our partnership with Upstart.
Commercial: We originate commercial mortgage and commercial loans through our commercial lending division and SBA loan program. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2021, we originated $1.5 billion of commercial and commercial mortgage loan exposures compared to $2.8 billion in 2020 (including nearly $1.0 billion of PPP loans). To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial loan portfolio, typically through loan participations. Commercial loan sales totaled $58.6 million and $159.3 million in 2021 and 2020, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans. We also periodically buy loan participations from other banks. Commercial loan participation purchases totaled $50.6 million and $93.4 million in 2021 and 2020, respectively.
Commercial credit approvals require a minimum of two authorized signers, and three signers, of escalating authority, are required for new credit actions to relationships with exposure over $2.5 million up to $35 million. New credit actions to relationships exceeding $35 million, along with new single transactions of $30 million or more, new transactions exceeding the Bank’s Single Borrower or Project Hold limits and new transactions of $10 million or more with two or more Tier 1 exceptions require approval by Senior Loan Committee. The Executive and Risk Committee of the Board of Directors reviews the minutes of the Senior Loan Committee meetings. Our credit policy includes a “House Limit” to any one borrowing relationship of $100.0 million. Our policy allows for 10 relationships with an aggregate exposure in excess of the "House Limit" not to exceed 10% of Tier 1 Capital plus ACL. At December 31, 2021, no relationships exceeded the $100.0 million “House Limit.”
Residential and Consumer: During 2021, we originated $976.9 million of residential loans, an increase compared to $929.7 million in 2020. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. There were $2.3 million of purchases in 2021 related to our Community Reinvestment Act (CRA) obligations compared to $0.8 million of purchases in 2020. We sell most newly originated mortgage loans in the secondary market to generate fee income and to manage our overall balance sheet mix. Residential loan sales totaled $965.7 million in 2021 and $798.9 million in 2020. We hold certain fixed-rate mortgage loans for investment, consistent with our current asset/liability management strategies and our relationship-based lending philosophy.

At December 31, 2021, we serviced $91.5 million of residential first mortgage loans and reverse mortgage loans for others, compared to $132.4 million at December 31, 2020. We also serviced residential first mortgage loans and reverse mortgage loans for our own portfolio totaling $546.7 million and $774.5 million at December 31, 2021 and 2020, respectively. We offer government-insured reverse mortgages to our customers. These loans do not close in our name and we process them as a reverse mortgage broker. During 2021 and 2020, we originated $1.8 million and $1.0 million in reverse mortgages, respectively.
Our consumer lending activity is conducted through our branch offices, our partnerships with Upstart, Spring EQ and LendKey and referrals from other parts of our business. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.
Fee Income from Lending Activities
We earn fee income from lending activities, including fees for originating, servicing and selling loans and loan participations. We also receive fee income for making commitments to originate construction, residential and commercial mortgage loans. Additionally, we collect fees related to existing loans which include prepayment charges, late charges, assumption fees and interest rate swap fees. As part of the loan application process, the borrower also may pay us for out-of-pocket costs to review the application, whether or not the loan is closed.
Most loan fees are not recognized in our Consolidated Statements of Income immediately, but are deferred as adjustments to yield in accordance with GAAP, and are reflected in interest income over the expected life of the loan. Those fees represented interest income of $25.4 million, $23.5 million and $7.1 million during 2021, 2020 and 2019 respectively. Loan fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties. The increase in loan fee income since 2019 was concentrated in commercial and industrial due to $15.4 million and $15.6 million in fees earned on PPP loans for 2021 and 2020, respectively.
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
We manage our portfolio to identify problem loans as promptly as possible and take immediate actions to minimize losses. To accomplish this, our Loan Administration and Risk Management Departments monitor the asset quality of our loans and real estate portfolios and reports such information to the Credit Policy Committee, the Finance Department, and the Audit Committee of our Board of Directors.

SOURCES OF FUNDS
We manage our liquidity risk and funding needs through our Treasury function and our Asset/Liability Committee. We have significant experience managing our funding needs through both borrowings and deposit growth.
As a financial institution, we and the Bank have access to several sources of funding. Among these are:
•Retained earnings
•Commercial and retail deposits
•Loan repayments
•Federal funds purchased
•Federal Home Loan Bank (FHLB) borrowings
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
WSFS Bank offers various deposit products to our customers, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposit. In addition, WSFS Bank accepts “jumbo” certificates of deposit with balances in excess of $250,000 from individuals, businesses and municipalities.
The following table shows the maturities of certificates of deposit of $250,000 or more as of December 31, 2021:

(Dollars in thousands)
Maturity Period	December 31, 2021
Less than 3 months	$39,347
Over 3 months to 6 months	15,041
Over 6 months to 12 months	40,567
Over 12 months	35,094
Total	$130,049
The estimated amount of total uninsured deposits as of December 31, 2021 was $7.5 billion as compared to $5.6 billion at December 31, 2020.
Federal Home Loan Bank Advances
As a member of the FHLB, we are able to obtain FHLB advances. At December 31, 2021, we had no FHLB advances, compared to $6.6 million at December 31, 2020. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB and we were in compliance with this requirement with a stock investment in FHLB of $6.1 million as of December 31, 2021 and with $5.8 million at December 31, 2020.
We received $0.1 million in dividends from the FHLB during 2021 compared to $0.5 million during 2020. For additional information regarding FHLB stock, see Note 12 to the Consolidated Financial Statements.
Trust Preferred Borrowings
In 2005, the Trust issued $67.0 million aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are currently callable and have a maturity date of June 1, 2035.
Senior Debt
On June 13, 2016, we issued $100.0 million of senior notes due 2026 (the 2026 Notes). The 2026 Notes were redeemed on June 15, 2021 at 100% of principal plus accrued and unpaid interest using cash on hand. The 2026 Notes had a fixed coupon rate of 4.50% from issuance to, but excluding, June 15, 2021.
On December 3, 2020, we issued $150.0 million of senior notes due 2030 (the 2030 Notes). The 2030 Notes mature on December 15, 2030 and have a fixed coupon rate of 2.75% from issuance until December 15, 2025 and a variable coupon rate equal to the three-month term Secured Overnight Funding Rate, (SOFR), reset quarterly, plus 2.485% from December 15, 2025 until maturity. The 2030 Notes may be redeemed beginning December 15, 2025 at 100% of principal plus accrued and unpaid interest. The net proceeds from the issuance of the 2030 Notes are being used for general corporate purposes, including, but not limited to, financing organic growth, acquisitions, repurchases of common stock, and redemption of outstanding indebtedness.

Reconciliation of non-GAAP financial measures included in Item 1
We prepare our financial statements in accordance with U.S. GAAP. To supplement our financial information presented in accordance with U.S. GAAP, we provide the following non-GAAP financial measures in Item 1: core ROA and the tangible common equity to tangible assets ratio. We believe these measures provide investors with useful information for understanding the Company’s performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the company’s operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
Core ROA is calculated as follows:

For the year ended
(Dollars in thousands)	December 31, 2021
Calculation of Core ROA (non-GAAP):
Net income attributable to WSFS (GAAP)	$271,442
(Less): Securities gains	(331)
Unrealized gains on equity investments, net	(5,141)
Recovery of legal settlement	(15,000)
Plus: Realized loss on equity investments, net	706
Loss of debt extinguishment	1,087
Corporate development and restructuring expenses	13,022
Contribution to WSFS CARES Foundation	1,000
Plus: Tax impact of pre-tax adjustments	1,764
Adjusted net income (non-GAAP)	$268,549
Average assets	$14,903,920
ROA (GAAP)	1.82%
Core ROA (non-GAAP)	1.80%
The tangible common equity to tangible assets ratio is calculated as follows:

(Dollars in thousands)	December 31, 2021
Period End Tangible Assets
Period end assets	$15,777,327
Goodwill and intangible assets	(547,231)
Tangible assets	$15,230,096
Period End Tangible Common Equity
Period end Stockholder’s equity of WSFS	$1,939,099
Goodwill and intangible assets	(547,231)
Tangible common equity	$1,391,868
Tangible common equity to assets	9.14%

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
Coronavirus Aid, Relief, and Economic Security (CARES) Act
On March 27, 2020, the CARES Act was enacted, providing wide ranging economic relief for individuals and businesses impacted by COVID-19. These economic relief initiatives included the Paycheck Protection Program (PPP), relief with respect to troubled debt restructurings (TDRs), mortgage forbearance, government stimulus payments and extended unemployment benefits. The Paycheck Protection Program and Health Care Enhancement Act, enacted on April 24, 2020, supplemented certain programs established by the CARES Act and provided $310 billion in additional funding for the PPP after the initial $349 billion appropriation had been exhausted. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, extended some of these relief provisions in certain respects.
The PPP was a stimulus response to the potential economic impacts of COVID-19, and its purpose is to provide forgivable loans to smaller businesses that use the proceeds of the loans for payroll and certain other qualifying expenses. The Small Business Administration (SBA) manages the PPP and guarantees the PPP loans. If a loan is fully forgiven, SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA.
The Consolidated Appropriations Act, 2021 appropriated a further $284 billion to the PPP (PPP 2.0), and permitted certain PPP borrowers to receive “second draw” loans. In January 2021, WSFS Bank began participating in the PPP 2.0 by outsourcing the processing and servicing of PPP 2.0 loans to third party providers. The PPP 2.0 loans were not originated on our balance sheet; however, the resulting deposits from our Customers obtaining PPP 2.0 loans from other originating lenders has impacted our financial condition.
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

The CARES Act also included a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers. For example, provisions of the CARES Act require mortgage servicers to grant, on a borrower’s request, forbearance for up to 180 days (which can be extended for an additional 180 days) on a federally-backed single-family mortgage loan, or forbearance up to 30 days (which can be extended for two additional 30-day periods) on a federally-backed multifamily mortgage loan when the borrower experiences financial hardship due to the COVID-19 pandemic. Further, in response to the COVID-19 pandemic, the Federal Reserve established a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets. All of these facilities have since expired. The absence of these facilities could adversely affect the U.S. economy and ultimately our business if economic conditions decline.
Transition from London Inter-Bank Offered Rate (LIBOR)
In 2014, a committee of private-market derivative participants and their regulators, the Alternative Reference Rate Committee (ARRC), was convened by the Federal Reserve to identify an alternative reference interest rate to replace LIBOR. In June 2017, the ARRC announced the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The United Kingdom Financial Conduct Authority (FCA), ceased publishing most LIBOR settings as of January 1, 2022, however, the FCA will continue to publish five U.S. LIBOR settings through mid-2023. The Federal Reserve has continued to encourage banks to transition away from LIBOR as soon as practicable and the federal banking agencies have encouraged banking organizations to cease entering into new contracts that use U.S. LIBOR as a reference rate by no later than December 31, 2021, and to ensure existing contracts have robust fallback language that includes a clearly defined alternative reference rate. The Federal Reserve Bank of New York has published SOFR rates on a daily basis since April 2018 and has published SOFR "term rates" daily since early 2020. The ARRC and other institutions continue to take steps to advance SOFR as an alternative benchmark. In July 2020, the federal banking agencies issued guidance for banking organizations on managing the transition to an alternative reference rate; for the agencies, however, SOFR is not the exclusive alternative.
The International Swaps and Derivatives Association, which develops standardized language for the derivatives contracts that we enter into, has developed language that took effect in January 2021 replacing LIBOR with alternative risk-free benchmark rates, including SOFR for derivative contracts denominated in U.S. dollars. In 2021 the ARRC announced the SOFR program, which created a phased transition for switching trading conventions from USD LIBOR to SOFR for multiple financial instruments during the second half of 2021. The program is intended to migrate the market from LIBOR and create liquidity in SOFR.
Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are indexed to LIBOR. As of December 31, 2021, the Company had approximately $1.5 billion of loans and $0.9 billion of derivatives that are utilized for customer guarantees, indexed to LIBOR, that mature after 2021. In addition, the Company had approximately $67.0 million of debt securities outstanding that are indexed to LIBOR (either currently or in the future) as of December 31, 2021. The Company had one investment security totaling $0.5 million, and no repurchase and resale agreements or FHLB advances indexed to LIBOR as of December 31, 2021.
Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through June 2023. A cross-functional team from Finance, Lending, Risk and IT is leading our efforts to monitor this activity and evaluate the related risks and potential process changes arising from the transition from LIBOR. An internal risk assessment was completed and the cross-functional team is working towards the migration of our existing contracts and system implementation. Our variable or floating rate instruments currently use LIBOR and give us discretion to determine a replacement benchmark rate if LIBOR becomes unavailable. In the fourth quarter of 2021 the Bank started utilizing Wall Street Journal (WSJ) Prime as a LIBOR alternative. The use of WSJ Prime is intended to bridge variable rate loan production until a broader market consensus on a LIBOR replacement is achieved. We are still considering the appropriate transition for our legacy contracts; however, we have begun to shift some new products from LIBOR. Most recently, the floating rate on our $150 million of senior notes issued in 2020 (due 2030), beginning on December 15, 2025, is based on an alternative benchmark rate (which is expected to be the three-month term SOFR).
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

Dividends
The principal sources of the Company’s cash are debt issuances and dividends from the Bank, supplemented by dividends from its other operating subsidiaries (including Powdermill®, West Capital, Cypress, Christiana Trust DE, and WSFS SPE Services, LLC). Our earnings and activities are affected by federal, state and local laws and regulations. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve that holding companies should pay cash dividends on common stock only out of earnings available for the period for which the dividend is being paid and only if prospective earnings retention is consistent with the organization’s expected future capital needs and current and prospective financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with this policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the Federal Reserve’s policy statement.
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
The capital ratios for the Bank and the Company, as of December 31, 2021, indicate regulatory capital levels in excess of the regulatory minimums and the levels necessary for the Bank to be considered “well capitalized.”

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
As of December 31, 2021, the Bank met all of the prerequisites for well-capitalized status. Additionally, for the Company to be considered “well capitalized” under Federal Reserve regulations, the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure.
Dividend Restrictions
Both OCC and Federal Reserve regulations govern capital distributions by federal savings associations to their holding companies. Covered distributions include cash dividends, stock repurchases and other transactions charged to the capital account of a savings association. A savings association must file a notice with the Federal Reserve at least 30 days before making any capital distribution. A federal savings association also must file an application with the OCC for approval of a capital distribution if, among other things: (1) the total capital distributions for the current calendar year (including the proposed capital distribution) exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be well capitalized following the distribution, or (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition. If an application to the OCC is not required, the federal savings association must provide the OCC a copy of the notice it files with the Federal Reserve.
The OCC may prohibit a proposed capital distribution that would otherwise be permitted by OCC regulations, if the OCC determines that such distribution would constitute an unsafe or unsound practice.
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
The FDIC uses a risk-based premium system to calculate quarterly assessments for FDIC-insured institutions. It has revised its methodology from time to time. The current methodology has a range of initial assessment rates from 3 basis points to 30 basis points on insured deposits, subject to adjustments. An insured depository institution's rate is determined within a range of base assessment rates based in part on its CAMELS composite rating, taking into account other factors and adjustments. The methodology that the FDIC uses to calculate assessment amounts is also based on whether the Deposit Insurance Fund has met the FDIC's designated reserve ratio, which is currently 2%, and the minimum reserve ratio of 1.35% set forth in the Dodd-Frank Act. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown very rapidly while the funds in the DIF have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan on September 15, 2020, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028.

Under the restoration plan, the FDIC will continue to closely monitor the factors that affect the DIF reserve ratio and maintain its current schedule of assessment rates. Any future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations and we cannot predict what insurance assessment rates will be in the future.
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
Consumer Protection Regulations
The Bank’s offerings of retail products and services to consumers are subject to a large number of statutes and regulations designed to protect the finances of consumers and to promote lending to various sectors of the economy and population. These laws include, but are not limited to the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, federal and state prohibitions on unfair, deceptive, or abusive acts or practices, and regulations implementing each of these statutes. The CFPB has exclusive authority to examine the Bank for compliance with these laws. States may adopt more stringent consumer financial protection statutes that could apply to us as well. State attorneys general also may file suit to enforce federal and state laws.
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
The federal banking agencies pay close attention to the cybersecurity practices of savings associations, banks, and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council, has issued several policy statements and other guidance for banks as new cybersecurity threats arise. FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart or mitigate cyber-attacks. Additionally, a final rule that the federal banking agencies issued in November 2021 requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. The compliance date of this rule is May 1, 2022.
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
The Bank received a rating of “Outstanding” in its most recent performance evaluation.
On December 15, 2021, the OCC adopted a final rule, which took effect on January 1, 2022, to rescind changes to the OCC’s CRA regulations that the agency had adopted in June 2020 and to restore the CRA standards that previously applied to OCC-regulated institutions. The federal banking agencies have indicated their intent to engage in an interagency rulemaking process to modernize the CRA regulatory framework.
Sales of Insurance Products and Annuities
The Bank’s sales of insurance products and annuities, including through subsidiaries, are subject to regulation under federal and state law. In particular, consumer protection rules of the federal banking agencies apply to the retail sales practices, solicitation, advertising or offers of insurance products and annuities by depository institutions and, in some cases, their subsidiaries.
These rules provide that before the sale of an insurance or annuity product can be completed, disclosures must be made that state (i) such product is not a deposit or other obligation of, or guaranteed by, the Bank, its affiliates, the FDIC or any other agency of the United States; and (ii) in the case of an insurance or annuity product that involves an investment risk, that there is an investment risk involved with the product, including a possible loss of value. The rules require formal acknowledgement from the consumer that such disclosures have been received.
The rules also provide that the Bank and its subsidiaries may not condition an extension of credit on the consumer’s purchase of an insurance product or annuity from the Bank or its affiliates or on the consumer’s agreement not to obtain or a prohibition on the consumer obtaining an insurance product or annuity from an unaffiliated entity.
In addition, to the extent practical, the Bank and its subsidiaries must keep insurance and annuity sales activities physically separate from the areas where retail banking transactions are routinely accepted from the general public.

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
1. Market Risk
The novel coronavirus (“COVID-19”) pandemic and the impact of actions to mitigate the spread of the virus has adversely affected our business, financial condition and results of operations and may to continue to do so.
Over the course of the COVID-19 pandemic, federal, state and local governments enacted various restrictions and policies in an attempt to limit the spread of COVID-19. Such measures have disrupted economic activity and contributed to job losses and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve reduced interest rates through 2020 and 2021 and instituted quantitative easing measures as well as domestic and global capital market support programs although the Federal Reserve has suggested that it may take steps to raise interest rates in 2022. In addition, federal, state and local governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.
In 2021, the pandemic continued to evolve with the rapid spread of the Omicron variant. The uncertainty regarding the duration of the pandemic and the resulting economic disruption contributed to a slowdown in economic growth and business generally and continues to contribute to increased market volatility and a significant decrease in consumer confidence, compounded by unfavorable economic trends such as increased unemployment levels, inflation, and supply chain issues. The continuation of these conditions, including whether due to a resurgence or additional waves of COVID-19 infections or variants thereof, particularly as the geographic areas in which we operate, how quickly and to what extent normal economic and operating conditions can resume and continue, and the potential waning of vaccine effectiveness or effects of low vaccination rates, has adversely affected our results of operations and financial condition, and have and may further adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events have had, and/or can be expected to continue to have, the following effects, among other things:
•impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies and modifications to loans;
•impair the value of collateral securing loans;
•impair the value of our assets, including our securities portfolio, goodwill and intangible assets;
•require an increase in our allowance for credit losses;
•adversely affect the stability of our deposit base or otherwise impair our liquidity;
•reduce our revenues from fee-based services, including wealth management and the demand for our products and services;
•negatively impact our self-insurance healthcare costs;
•result in increased compliance risk as we become subject to new regulatory and other requirements, related to programs in which we participate;

•impair the ability of loan guarantors to honor commitments;
•negatively impact our regulatory capital ratios;
•present increased operational risks to our business practices with part of our workforce and third-party service providers who perform critical services for us working remotely and at risk of missing work; and
•increase cyber and payment fraud risk and other operational risks, given increased online and remote activity, which may adversely affect the realization of the anticipated benefits of our Delivery Transformation initiative.
Prolonged or renewed measures by health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could further harm our business and those of our customers, in particular our small to medium sized business customers. Although we have business continuity plans and other safeguards in place, they may not be effective.
Our loan portfolio includes loans that are in forbearance but which are not classified as TDRs because they were current at the time forbearance began. When the forbearance periods end, we may be required to classify a substantial portion of these loans as problem loans.
Our results of operations have been adversely affected by the factors described above. For example, for the year ended December 31, 2020 these factors caused a substantial increase in our provision for credit losses and the amount of our problem loans. While the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, nor the pace of economic recovery when the COVID-19 pandemic subsides, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 may result in an adverse effect on our business, financial condition and results of operations in future periods.
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
•Changes in the regulatory environment, including regulations promulgated or to be promulgated under federal banking legislation or other new regulations, and changes in accounting standards, could influence recognition of loan and lease losses and our allowance for credit losses, and could result in earlier recognition of loan losses and decreases in capital; and
•Increased competition due to intensified consolidation of the financial services industry.

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
We seek to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of our different types of interest-earning assets and interest-bearing liabilities, but these interest rate risk management techniques are not capable of eliminating such risks and they may not be as effective as we intend. A rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. The results of our interest rate sensitivity simulation models depend upon a number of assumptions which may prove to be inaccurate. We may not be able to successfully manage our interest rate risk. In addition, increases in market interest rates and/or adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our noninterest income, as a result of reduced demand for residential loans that we pre-sell.
Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have an adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions of and changes in the commercial soundness of other financial institutions. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions and damage to our reputation by association. Such events could adversely affect our results of operations.

The financial services industry and our market area are highly competitive.
We compete with regional and national financial institutions and other non-bank companies, some of which may have larger client bases, operate with greater resources, and offer lending terms and services that we do not or cannot offer. Some of these competitors may have other advantages, such as the favorable tax treatments available to credit unions. The financial services industry continues to consolidate due to the benefits of operating at a larger scale and is undergoing rapid technological development that may require us to further develop and invest in our digital capabilities. This competition can affect the pricing for our products and services and if the Company cannot compete effectively, we may lose market share and income resulting in an adverse effect on our earnings, results of operations and financial position.
2. Credit Risk
Significant increases of nonperforming assets, or greater than anticipated costs to resolve these credits, can have an adverse effect on our earnings.
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
Our loan portfolio includes a substantial amount of commercial mortgage, construction and land development and commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.
Our commercial loan portfolio includes commercial and industrial loans, commercial mortgage loans and construction and land development loans. Commercial mortgage loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by our customers would adversely affect our earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the larger size of loan balances, and the potential that adverse changes in general economic conditions can adversely affect income-producing properties. A portion of our commercial mortgage, construction and land development and commercial and industrial loan portfolios includes a balloon payment feature. A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.
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
The occurrence of a major natural or environmental disaster, public health crisis or similar catastrophic event, as well as significant climate change effects such as rising sea levels or wildfires, especially in densely populated geographic areas, could increase our credit losses and credit related expenses. A natural disaster, public health crisis or catastrophic event or other significant climate change effect that either damages or destroys residential or multifamily real estate underlying mortgage loans or REO properties, or negatively affects the ability of borrowers to continue to make payments on loans, could increase our serious delinquency rates and average loan loss severity in the affected areas. Such events could also cause downturns in economic and market conditions generally, which could have an adverse effect on our business and financial results. We may not have adequate insurance coverage for some of these natural, catastrophic, public health or climate change-related events.

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
3. Capital and Liquidity Risk
Our inability to grow deposits in the future could adversely affect our liquidity and ability to grow our business.
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
The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2021, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, the Bank may not continue to meet these requirements. Limitations on the Bank’s ability to accept brokered deposits (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) for any reason in the future could adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have an adverse effect on our business.
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
We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock, and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank and certain of our nonbank subsidiaries may pay us, and the OCC may block dividend payments by the Bank. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our subsidiaries to pay dividends to us could have an adverse effect on our liquidity and on our ability to pay dividends on our common stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels; we may not be able to make dividend payments to our common stockholders.
4. Compliance Risk
We are subject to extensive regulation which could have an adverse effect on our operations.
We are subject to extensive federal and state regulation, supervision and examination governing almost all aspects of our operations. The laws and regulations governing our business are intended primarily to protect depositors, our customers, the public, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, and not our stockholders or holders of our debt. The Federal Reserve is the primary federal regulator for the Company, the OCC is the Bank’s primary regulator and the CFPB regulates the Bank’s compliance with consumer financial protection laws. The banking laws, regulations and policies applicable to us govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, and general business operations, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, establishment of new offices, the maximum interest rate that may be charged by law and treatment of customers. In addition, federal and state banking regulators have broad authority to supervise our banking business, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation or administrative order. Failure to appropriately comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.
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

We are also subject to increased scrutiny of compliance with the rules enforced by OFAC regarding, among other things, the prohibition on transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. If our policies, procedures and systems or those of our third party vendors are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Any of these results could have an adverse effect on our business, financial condition, results of operations and future prospects.
We are subject to numerous laws designed to protect consumers and promote community investment, including fair lending laws and the Community Reinvestment Act. Failure to comply with these laws or perform satisfactorily could lead to a wide variety of sanctions.
The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. Adverse findings in an evaluation of our fair lending compliance could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge our performance under fair lending laws in private class action litigation. Such actions could have an adverse effect on our business, financial condition, results of operations and future prospects.
The Community Reinvestment Act imposes community investment obligations on insured depository institutions. If the Bank does not perform satisfactorily under the Community Reinvestment Act, as determined by the OCC, the Company and the Bank could be restricted in their ability to expand through mergers, acquisitions, and the establishment of branches.
The fiscal, monetary and regulatory policies of the federal government and its agencies could have an adverse effect on our results of operations.
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
The intention and actions of the United Kingdom’s FCA to cease support of LIBOR could negatively affect the fair value of our financial assets and liabilities, results of operations and net worth. The transition to alternative reference interest rate could present operational problems and result in market disruption, including inconsistent approaches for different financial products, as well as disagreements with counterparties.
The FCA ceased publishing most LIBOR settings as of January 1, 2022 but will continue to publish five U.S. LIBOR settings through mid-2023. We expect that the capital and debt markets will cease to use LIBOR as a benchmark, but we cannot predict whether LIBOR will actually cease to be available after its current expiration dates, whether the Secured Overnight Funding Rate (SOFR) will become the market benchmark in its place or what impact such a transition may have on our business, results of operations and financial condition.
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
We have a significant number of financial products, including mortgage loans, mortgage-related securities, other debt securities and derivatives, that are indexed to LIBOR, and we continue to enter into transactions involving such products that will mature after 2021, with appropriate alternative reference rates to take effect after LIBOR's discontinuation, including the use of the WSJ Prime as a LIBOR alternative. We expect that the transition will span several reporting periods through June 2023. The replacement of LIBOR also may result in economic mismatches between different categories of instruments that now consistently rely on the LIBOR benchmark. Additionally, inconsistent approaches to a transition from LIBOR to an alternative rate among different market participants and for different financial products may cause market disruption and operational problems, which could adversely affect us, including by exposing us to increased basis risk and resulting costs in connection with remediating these problems, and by creating the possibility of disagreements with counterparties.

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
Banking and thrift organizations with $10 billion or more in assets are subject to debit card interchange fee restrictions set forth in section 1075 of the Dodd-Frank Act, known as the Durbin Amendment, and implemented by regulations of the Federal Reserve. These provisions cap the maximum debit interchange fee that an issuer may receive per transaction at the sum of 21 cents plus five basis points. An issuer that adopts certain fraud prevention procedures may charge an additional one cent per transaction. The Bank became subject to the interchange restrictions of the Durbin Amendment on July 1, 2020.
Additionally, an insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB. WSFS Bank became subject to CFPB supervision, examination, and enforcement at the beginning of the first quarter of 2020.
Other regulatory requirements apply, to insured depository institution holding companies and insured depository institutions with $10 billion or more in total consolidated assets. Congress and/or regulatory agencies may impose new requirements or surcharges on such institutions in the future. The Economic Growth, Regulatory Relief, and Consumer Protection Act included provisions that relieve banking organizations with less than $10 billion in total consolidated assets (and that satisfy certain other conditions) from risk-based capital requirements, restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule, and certain other regulatory requirements. By exceeding $10 billion in total consolidated assets, WSFS and WSFS Bank do not qualify for any of this relief.
The CFPB has reshaped consumer financial regulations through rulemaking and enforcement of prohibitions against unfair, deceptive or abusive business acts or practices. Compliance with any such change may impact the manner in which WSFS and WSFS Bank offer consumer financial products or services, and our results of operations.
The CFPB has broad authority to administer and carry out provisions of the Dodd-Frank Act with respect to the Company's consumer financial products and services and may impose requirements more onerous than those of other bank regulatory agencies. For example, the Dodd-Frank Act authorizes the CFPB to write rules or bring enforcement actions to prohibit acts or practices that are unfair, deceptive or abusive in connection with consumer financial products or services, and the concept of an "abusive" act or practice did not previously exist in federal banking law.
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
There continues to be uncertainty as to how CFPB's strategies and priorities will impact the Company's business and operations. Any changes by the CFPB in regulatory expectations, interpretations or practices could increase the risk of additional enforcement actions, fines and penalties, which could have an adverse impact to the Company's business and results of operations.
As a lender that participated in the SBA’s Paycheck Protection Program (PPP), the Company is subject to added risks, including credit, fraud, and litigation risks.
As a lender that participated in the PPP, we face increased risks, particularly in terms of credit, fraud and litigation risks. The PPP opened to borrower applications shortly after the enactment of its authorizing legislation, and, as a result, there was some ambiguity in the laws, rules and guidance regarding the program’s operation. Subsequent rounds of legislation and associated agency guidance did not provide the needed clarity and in certain instances potentially created additional inconsistencies and ambiguities. Accordingly, the Company is exposed to risks relating to compliance with PPP requirements, including the risk of becoming the subject of governmental investigations, enforcement actions, private litigation, and negative publicity.

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
Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to manage these risks are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, bad data, misuse of data, fraud or the use of a model for a purpose outside the scope of the model’s design. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, and that could have an adverse effect on our business, results of operations and financial condition.
Our results of operations and financial condition could be adversely affected if our Cash Connect® segment’s policies, procedures and controls are inadequate to prevent a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through insurance.
The profitability of our Cash Connect® segment depends to a large degree on its ability to accurately and efficiently distribute, track, and settle large amounts of cash to its customers’ ATMs which, in turn, depends on the successful implementation and monitoring of a comprehensive system of financial and operational controls that are designed to help prevent, detect, and recover any potential loss of funds. These controls require the implementation and maintenance of complex proprietary software, the ability to track and monitor an extensive network of armored car companies, and the ability to settle large amounts of electronic funds transfers (EFT) from various ATM networks. There is a risk that those associated with armored car companies, ATM networks and processors, ATM operators, or other parties may misappropriate funds belonging to Cash Connect®. Cash Connect® has experienced such occurrences in the past. If our Cash Connect® division’s established policies, procedures and controls are inadequate, or not properly executed to prevent or detect a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through any insurance maintained by us, our results of operations or financial condition could be adversely affected.

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
In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our Customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of our third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. In particular, the technologies and digital solutions we have introduced as part of our Delivery Transformation initiative, including our enhanced website and personalized messaging app, are susceptible to these events. We and our third-party service providers have experienced all of these events and expect to continue to experience them in the future. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, regulatory enforcement action, damage to our reputation, loss of customers and business or a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had an adverse effect on us, we cannot be sure this will be the case in the future. Any of these occurrences could have an adverse effect on our financial condition and results of operations.
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
From time to time, we have and may become party to various litigation claims and legal proceedings. Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. Our trust, custody and investment management businesses are particularly subject to this risk. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, as a publicly-held company, we are subject to the risk of claims under the federal securities laws, and volatility in our stock price and those of other financial institutions increases this risk. Actions brought against us may result in injunctions, settlements, damages, fines or penalties, which could have an adverse effect on our financial condition or results of operations or require changes to our business. Even if we defend ourselves successfully, the cost of litigation may be substantial, and public reports regarding claims made against us may cause damage to our reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies and stockholders, consequently negatively affecting our earnings.
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
6. Strategic Risk
Integrating Bryn Mawr Trust's business into the Company's may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of our acquisition of Bryn Mawr Trust may not be fully realized.
If we are unable to successfully integrate the business of Bryn Mawr Trust, the anticipated benefits of our acquisition of Bryn Mawr Trust, including expected revenue synergies, may not be realized fully, or at all, or may take longer to realize than expected. The company expects to integrate Bryn Mawr Trust’s business and it is possible that the integration process could result in the loss of key employees or create inconsistencies in standards, contracts, procedures and policies. The Company expects to incur substantial expenses in integrating the business, operations, networks, systems, technology, policies and procedures of Bryn Mawr Trust into its own. As with any merger of financial institutions, integration efforts have diverted management attention and resources, and there may be business disruptions that affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of our acquisition of Bryn Mawr Trust. In addition, the impacts of the COVID-19 pandemic may make it more costly or difficult to integrate the businesses. These integration matters could have an adverse effect on WSFS, our financial results and the value of our common stock for an undetermined period.

The Company expects to incur substantial expenses related to our acquisition of Bryn Mawr Trust.
The Company expects to continue to incur substantial expenses in connection with consummation of our acquisition of Bryn Mawr Trust and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies. Although we have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of the combination expenses. Due to these factors, the transaction and combination expenses associated with our acquisition of Bryn Mawr Trust could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of our acquisition of Bryn Mawr Trust. As a result of these expenses, we have taken and expect to continue to take charges against our earnings. The charges taken in connection with our acquisition of Bryn Mawr Trust have been and are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.
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
Acquisitions, such as our recent acquisition of Bryn Mawr Trust, involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies, and the diversion of management’s attention from other business concerns. We may not properly ascertain all such risks prior to an acquisition or prior to such a risk impacting us while integrating an acquired company. As a result, difficulties encountered with acquisitions could have an adverse effect on our business, financial condition, and results of operations.
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
Our Associates are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. We invest significantly in recruitment, training, development and talent management as our Associates are the cornerstone of our model. If we were unable to continue to attract and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be adversely affected. As economic conditions improve, we may face increased difficulty in retaining top performers and critical skilled employees. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within WSFS or could not be sourced in the market, our ability to manage our business may be hindered or impaired.
7. Reputation Risk
Damage to our reputation could significantly harm our businesses.
Our ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by our reputation. Public perception of the financial services industry declined as a result of the recent economic downturn and related government response, and we face increased public and regulatory scrutiny as a result. Further adverse developments may result in additional scrutiny or new litigation against us. Other potential sources of reputational damage are discussed throughout these risk factors. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could adversely impact our financial condition and results of operations.
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
8. Model Risk
The quantitative models we use to manage certain accounting and risk management functions may not be effective, which may cause adverse effects on our results of operations and financial condition.
We use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including estimating probable loan losses, measuring the fair value of financial instruments when reliable market prices are unavailable and estimating the effects of changing interest rates and other market measures on our financial condition and results of operations. Our modeling methodologies rely on many assumptions, historical analyses and correlations. These assumptions may be incorrect, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, bad data, misuse of data, fraud or the use of a model for a purpose outside the scope of the model’s design.

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
Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions. We evaluate goodwill and intangibles for impairment at least annually. Although we have determined that goodwill and other intangible assets were not impaired during 2021, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill, mortgage servicing rights asset, or other intangible assets. Any future write-down of the goodwill, mortgage servicing rights asset, or other intangible assets could result in a material charge to earnings.
Changes in accounting standards or changes in how the accounting standards are interpreted or applied could adversely impact the Company’s financial statements.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located at 500 Delaware Ave., Wilmington, Delaware where we lease 78,432 square feet of space. At December 31, 2021, we conducted our business through 89 banking offices located in Delaware, southeastern Pennsylvania and southern New Jersey. We owned 33 of our banking offices while all other facilities were leased.
In addition to our branch network, we lease office space for 23 other loan production offices and facilities located in Delaware, southeastern Pennsylvania, southern New Jersey, Virginia and Nevada to house operational activities, Cash Connect® and our Wealth Management businesses.
At December 31, 2021, our premises and equipment had a net book value of $87.3 million. All of these properties are generally in good condition and are appropriate for their intended use. While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion.
For additional detail regarding our properties and equipment, see Note 8 to the Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 24 to the Consolidated Financial Statements.
Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe the monetary sanctions will not equal or exceed a threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business or financial condition. We have determined such disclosure threshold to be $1 million.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is traded on the Nasdaq Global Select Market under the symbol “WSFS.” At February 24, 2022, we had 3,690 registered common stockholders of record.
The closing market price of our common stock at February 24, 2022 was $49.76.
Dividends
For a discussion of dividend restrictions on our common stock, or of restrictions on dividends from the Company's subsidiaries to the Company, see “Business - Regulation - Regulation of the Company - Dividends” and “Business - Regulation - Regulation of WSFS Bank - Dividends Restrictions.”
Securities Authorized for Issuance Under Equity Compensation Plans
Shown below is information as of December 31, 2021 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	465,424	$41.39	1,584,835
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	465,424	$41.39	1,584,835
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
During the three months ended December 31, 2021, the Company had no shares of common stock repurchased under the current share repurchase program. All share repurchases were temporarily suspended upon the announcement of the signing of the Merger Agreement with BMBC on March 10, 2021. We resumed repurchases during the first quarter of 2022 following the close of our combination with Bryn Mawr Trust on January 1, 2022.

COMPARATIVE STOCK PERFORMANCE GRAPH
The graph and table which follow show the yearly percentage change in the cumulative total shareholder return on our common stock over the last five years compared with the cumulative total shareholder return of the Dow Jones Total Market Index, the Nasdaq Bank Index and KBW Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total shareholder return on our common stock or the indices equals the total increase in value since December 31, 2016, assuming reinvestment of all dividends paid into the common stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2016 in our common stock and in each of the indices. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
December 31, 2016 through December 31, 2021
Dollars
250
200
150
100
50
0
2016
2017
2018
2019
2020
2021
WSFS Financial Corporation
Dow Jones Total Market Index
Nasdaq Bank Index
KBW Bank Index

	December 31, 2016 through December 31, 2021 Cumulative Total Return
	2016	2017	2018	2019	2020	2021
WSFS Financial Corporation	$100	$104	$83	$97	$101	$114
Dow Jones Total Market Index	100	128	124	155	170	206
Nasdaq Bank Index	100	105	88	110	102	145
KBW Bank Index	100	102	84	104	95	130

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $15.8 billion in assets and $34.6 billion in assets under management (AUM) and assets under administration (AUA) at December 31, 2021, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Delaware and Greater Philadelphia region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, WSFS Bank has been in operation for more than 189 years. In addition to its focus on stellar customer experiences, WSFS Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, making a better life for all we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
As of December 31, 2021, we had six consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), Christiana Trust Company of Delaware® (Christiana Trust DE) and WSFS SPE Services, LLC. We also had one unconsolidated subsidiary, WSFS Capital Trust III. WSFS Bank had two wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Our banking business had a total loan and lease portfolio of $7.9 billion as of December 31, 2021, which was funded primarily through commercial relationships and retail and customer generated deposits. We have built a $6.2 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, and mortgage and title services in collaboration with WSFS Mortgage®. WSFS Mortgage® is a mortgage banking company and abstract and title company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business is conducted by NewLane Finance®. NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services in the U.S. As of December 31, 2021, Cash Connect® manages approximately $1.7 billion in total cash and services approximately 27,400 non-bank ATMs and approximately 6,300 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. As of December 31, 2021, Cash Connect® also supports over 600 owned and branded ATMs for WSFS Bank, which has one of the largest branded ATM networks in our market.
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients through multiple integrated businesses. Combined, these businesses had $34.6 billion of AUM and AUA at December 31, 2021. WSFS Wealth® Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. The trust division of WSFS, comprised of WSFS Institutional Services® and Christiana Trust DE, provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional and corporate clients and special purpose vehicles. Christiana Trust DE, a subsidiary of WSFS, provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management businesses to provide comprehensive solutions to clients.
As of December 31, 2021, we service our customers primarily from our 112 offices located in Pennsylvania (52), Delaware (42), New Jersey (16) Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com, and our mobile apps.

Notable Items Impacting Results of Operations, Financial Condition and Business Outlook
Notable items in 2021 include the following:
•Bryn Mawr Trust Acquisition
◦We recorded $13.0 million of corporate development and restructuring expenses during the year ended December 31, 2021 primarily related to our merger with Bryn Mawr Bank Corporation (BMBC), a Pennsylvania corporation and the parent holding company of The Bryn Mawr Trust Company, a Pennsylvania chartered bank and wholly owned subsidiary of BMBC. Throughout this document, we refer to these acquired entities collectively as “Bryn Mawr Trust.”
◦The merger was completed on January 1, 2022 with the purchase price consideration of $908 million to acquire or assume the following (at carrying value):
▪Total assets of $5.0 billion, including $3.5 billion in loans and leases,
▪Total liabilities of $4.4 billion, including $4.1 billion in deposits, and
▪Total AUM and AUA of $23.6 billion.
◦Our bank technology, branding and branch conversion is scheduled to occur later in the first quarter of 2022, with our Trust and Wealth integration expected to follow in late 2022 or early 2023.
◦Balance Sheet
◦On June 15, 2021, WSFS completed the redemption of $100.0 million in aggregate principal amount of our 4.50% fixed-to-floating rate senior notes due 2026 (the 2026 Notes). We recorded a $1.1 million loss of debt extinguishment to recognize the remaining unamortized debt issue costs associated with these notes.
◦During the year ended December 31, 2021, our balance sheet was significantly impacted by continued high levels of excess liquidity due to deposit growth stemming from strong Customer relationships across all business lines coupled with elevated loan payoffs. We used a portion of the excess liquidity to purchase $3.5 billion of investment securities, available-for-sale, and to pay down our borrowings.
•Credit Metrics
◦There was a reduction in the allowance for credit losses (ACL) of $134.3 million during the year ended December 31, 2021, as a result of the future recovery in our economic forecasts used in the ACL model and improved credit quality metrics with notable declines in our problem assets and delinquencies. See “Results of Operations - Provision/Allowance for Credit Losses (ACL)” for further information.
•Other Notable Items
◦During 2021, we recorded a $4.4 million net gain on the liquidation of our investment in Social Finance, Inc. (SoFi). We used $1.0 million of the proceeds to make a contribution to the WSFS CARES Foundation to further fund support to our expanded communities.
◦During the third quarter of 2021, we launched our strategic partnership with Upstart Holdings, Inc. (Upstart), a leading white label lending-as-a-service platform provider specializing in risk-based priced unsecured consumer loans.
◦In October 2021, Michelle L. Burroughs joined the Bank as Vice President, Director of Diversity, Equity and Inclusion (DE&I), supporting WSFS in creating and delivering a work environment designed to foster a culture of inclusion and ensure the long-term sustainability of the Company’s DE&I efforts.
◦During 2021, we resolved all outstanding legal matters associated with Nature's Healing Trust and Charter Oak. In the fourth quarter of 2021, we recognized $15.0 million legal settlement recovery associated with Charter Oak.

FINANCIAL CONDITION
Total assets increased $1.5 billion, or 10%, to $15.8 billion as of December 31, 2021, compared to $14.3 billion as of December 31, 2020. These increases are primarily comprised of the following (in descending order of magnitude):
•Investment securities, available-for-sale: Investment securities, available for sale increased $2.7 billion, or 106%, primarily due to $3.5 billion in purchases partially offset by repayments of $697.5 million, decreased market-values on available-for-sale securities of $93.8 million, and sales of $14.1 million.
•Loans and leases, net of allowance: Loans and leases, net of allowance, decreased $1.0 billion, or 11%, reflecting a $782.4 million decline in commercial and industrial loans that included a $719.7 million decrease due to forgiveness of PPP loans and higher loan payoffs, a $227.8 million decline in residential loans, largely due to non-relationship run-off portfolios acquired through the Beneficial Bancorp, Inc. (Beneficial) acquisition, and a $204.6 million decline in commercial mortgage loans due to higher loan payoffs. Partially offsetting these decreases were $103.4 million of growth in our commercial small business leases portfolio, and a reduction of $134.3 million in our allowance for credit losses as described above.
•Cash, cash equivalents, and restricted cash: Cash, cash equivalents, and restricted cash decreased $121.8 million, or 7%, primarily reflecting our purchases of available-for-sale investment securities, as noted above, partially offset by elevated customer deposits due to strong relationships across all of our lending and fee based business lines.
•Loans, held for sale: Loans, held for sale are recorded at fair value and decreased $84.2 million, or 43%, driven by a combination of lower origination volume and higher loans sales in our mortgage banking business.
•Investment securities, held-to-maturity: Investment securities, held-to-maturity decreased $21.1 million, or 19%, primarily reflecting repayments, maturities and calls during the year.
Total liabilities increased $1.3 billion, or 10%, to $13.8 billion at December 31, 2021 compared to the prior year, primarily comprised of the following (in descending order of magnitude):
•Total Deposits: Total deposits increased $1.4 billion, or 12%, to $13.2 billion, primarily due to an increase in customer funding, reflecting continued elevated deposits from strong customer relationships across all lending and fee based business lines, including our trust line of business in Wealth Management, which had $1.2 billion in deposits as of December 31, 2021, an increase of $750.8 million from the prior year. The ratio of net loans and leases (including loans held for sale) to customer deposits was 60% at December 31, 2021 reflecting significant liquidity capacity.
•Senior debt: Senior debt decreased $98.7 million due to the redemption of the 2026 Notes, as described above.
•Other liabilities: Other liabilities increased $14.4 million, primarily due to $17.7 million reflecting the timing of settlements for debt security trades, partially offset by a decrease of $5.8 million in certain retirement plan liabilities.
Stockholders’ equity increased $147.4 million to $1.9 billion at December 31, 2021 compared to $1.8 billion at December 31, 2020. The increase was primarily due to earnings of $271.4 million during the year, partially offset by $93.8 million in unfavorable market-value changes on available-for-sale securities, $24.2 million in common stock dividends paid and $13.3 million related to share repurchases during 2021.
We repurchased 267,309 and 3,950,855 shares of our common stock in 2021 and 2020, respectively. We held 10,086,936 shares and 9,819,627 shares of our common stock as treasury shares at December 31, 2021 and 2020, respectively.
LIQUIDITY AND CAPITAL RESOURCES
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

Regulators have established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leveraged and risk-based capital measures and certain other factors. Under the Prompt Corrective Action framework of the Federal Deposit Insurance Corporation Act, depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At December 31, 2021, the Bank was in compliance with regulatory capital requirements and all of its regulatory ratios exceeded “well-capitalized” regulatory benchmarks. The Bank’s December 31, 2021 common equity Tier 1 capital ratio of 15.11%, Tier 1 capital ratio of 15.11%, total risk based capital ratio of 15.91% and Tier 1 leverage capital ratio of 10.44%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in the Bank's capital, the holding company held $103.7 million in cash to support potential dividends, acquisitions and strategic growth plans.
As part of our adoption of the CECL methodology in 2020, we elected to phase in the day-one adverse effects on regulatory capital that may result from the adoption of CECL over a three-year period, as permitted under a final rule of the federal banking agencies.
Liquidity
We manage our liquidity and funding needs through our Treasury function and our Asset/Liability Committee. We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. Also, liquidity risk management is a primary area of examination by the banking regulators.
Funding sources to support growth and meet our liquidity needs include cash from operations, commercial and retail deposit programs, loan repayments, FHLB borrowings, repurchase agreements, access to the Federal Reserve Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities, that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. We believe these sources are sufficient to meet our funding needs as well as maintain required and prudent levels of liquidity over the next twelve months and beyond.
During the year ended December 31, 2021, cash, cash equivalents and restricted cash decreased $121.8 million to $1.5 billion from $1.7 billion as of December 31, 2020. Cash provided by operating activities was $125.6 million, primarily reflecting the cash impact of earnings. Cash used in investing activities was $1.5 billion primarily due to net purchases of available-for-sale debt securities of $2.8 billion partially offset by $1.3 billion from decreased lending activity related to PPP loan forgiveness and meaningful payoffs and paydowns in the commercial loan portfolio. Cash provided by financing activities was $1.2 billion, primarily due to a $1.4 billion net increase in deposits, as a result of the increase in customer funding discussed above, partially offset by the redemption of $100.0 million in aggregate principal amount of the 2026 Notes, liquidity management and common stock dividends of $24.2 million, $13.3 million for repurchases of common stock under the previously announced stock repurchase plan, and $6.6 million for repayment of FHLB advances due to the termination of fixed rate FHLB term advances as part of our routine balance sheet management.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At December 31, 2021, we had $250.5 million in total contractual payments for ongoing leases have remaining lease terms of less than 1 year to 40 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases see Note 9 to the Consolidated Financial Statements. At December 31, 2021, we had no FHLB advances, and obligations for principal payments on long-term debt included $67.0 million for our trust preferred borrowings, due June 1, 2035, and $150.0 million for our senior debt, due December 15, 2030. We are also contractually obligated make interest payments on our long-term debt through their respective maturities. For additional information regarding long-term debt, see Note 12 to the Consolidated Financial Statements. At December 31, 2021, the Company had total commitments to extend credit of $2.5 billion, which are generally one year commitments. For additional information regarding commitments to extend credit, see Note 17 to the Consolidated Financial Statements.
In 2022, we plan to invest approximately $15 million in our Delivery Transformation initiative to increase adoption and usage of digital channels aligned with our strategy. Our organization is committed to product and service innovation as a means to drive growth and to stay ahead of changing customer demands and emerging competition. We are focused on developing and maintaining a strong “culture of innovation” that solicits, captures, prioritizes and executes innovation initiatives, including feedback from our customers, as well as leveraging technology from product creation to process improvements.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Nonaccruing loans:
Commercial and industrial	$8,211	$13,816
Owner-occupied commercial	811	5,360
Commercial mortgages	2,070	17,175
Construction	12	—
Residential	3,125	3,247
Consumer	2,380	2,310
Total nonaccruing loans	16,609	41,908
Other real estate owned (OREO)	2,320	3,061
Restructured loans(1)(6)	14,204	15,539
Total nonperforming assets (NPAs)	$33,133	$60,508
Past due loans:
Commercial	$1,357	$5,634
Residential	—	25
Consumer(2)	8,634	11,035
Total past due loans	$9,991	$16,694
Ratio of allowance for credit losses to total gross loans and leases(3)	1.19%	2.51%
Ratio of nonaccruing loans to total gross loans and leases (4)	0.21	0.46
Ratio of nonperforming assets to total assets	0.21	0.42
Ratio of allowance for credit losses to nonaccruing loans	569	546
Ratio of allowance for credit losses to total nonperforming assets(5)	285	378
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

Nonperforming assets decreased $27.4 million between December 31, 2020 and December 31, 2021. Non-performing loans decreased $25.3 million, primarily from $15.8 million of net collections and charge-off activity on three commercial and industrial relationships during the fourth quarter of 2021 and the payoff of one commercial real estate relationship of approximately $15.1 million in the first quarter. Restructured loans at December 31, 2021 decreased by $1.3 million compared to December 31, 2020. The ratio of nonperforming assets to total assets decreased from 0.42% at December 31, 2020 to 0.21% at December 31, 2021.

The following table provides an analysis of the change in the balance of nonperforming assets during the last two years:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Beginning balance	$60,508	$39,808
Additions	45,387	45,929
Collections	(47,477)	(16,192)
Transfers to accrual	(494)	(134)
Charge-offs	(24,791)	(8,903)
Ending balance	$33,133	$60,508

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

RESULTS OF OPERATIONS

2020 compared with 2019

For a discussion of our results for the year ended December 31, 2020 compared to the year ended December 31, 2019, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.
2021 compared with 2020
We recorded net income attributable to WSFS of $271.4 million, or $5.69 per diluted common share, for the year ended December 31, 2021, an increase of $156.7 million compared to $114.8 million, or $2.27 per diluted common share, for the year ended December 31, 2020.
•Net interest income for the year ended December 31, 2021 was $433.6 million, a decrease of $32.3 million compared to 2020, primarily due to lower purchase accounting accretion, the lower interest rate environment and balance sheet mix, as well as the impact of PPP loans. See “Net Interest Income” for further information.
•Our provision for credit losses decreased $270.3 million in 2021, primarily due to positive impacts in the economic forecast included in our CECL modeling and improved credit quality metrics reflecting overall declines in problem assets and delinquencies, partially offset by new loan originations. See “Provision/Allowance for Credit Losses” for further information.
•Noninterest income decreased $15.5 million in 2021, primarily due to the impact from the sale of Visa Class B shares in the prior year, lower securities gains, a decline in our mortgage banking business, and lower interchange fees due to the impact of the Durbin Amendment on 2021 results. These decreases were partially offset by higher revenues from Wealth Management, other income and traditional banking fees, and total net gains on equity investments. See “Noninterest Income” for further information.
•Noninterest expense increased $9.7 million in 2021, primarily reflecting an increase in salaries and benefits due to higher salaries and franchise growth, higher net corporate development and restructuring costs related to our acquisition of Bryn Mawr Trust and higher equipment expense, partially offset by the Charter Oak legal settlement recovery in December 2021, and decreases in loan workout and other credit costs, professional fees, and other operating expenses. See “Noninterest Expense” for further information.

Net Interest Income
The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2021			2020
(Dollars in thousands)	Average Balance	Interest & Dividends	Yield/ Rate(1)	Average Balance	Interest & Dividends	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$3,801,816	$183,782	4.84%	$4,174,451	$221,595	5.32%
Commercial mortgage loans	2,770,241	113,979	4.11	2,827,875	125,811	4.45
Residential	636,443	42,063	6.61	910,263	53,780	5.91
Consumer	1,134,569	49,330	4.35	1,144,435	55,304	4.83
Loans held for sale	118,803	4,094	3.45	106,398	3,904	3.67
Total loans and leases	8,461,872	393,248	4.65	9,163,422	460,394	5.03
Mortgage-backed securities(3)	3,340,001	55,802	1.67	2,052,672	48,377	2.36
Investment securities(3)	321,599	5,524	1.94	219,603	4,619	2.47
Other interest-earning assets	1,320,229	1,795	0.14	369,229	1,015	0.27
Total interest-earning assets	13,443,701	456,369	3.40	11,804,926	514,405	4.37
Allowance for credit losses	(161,770)			(177,052)
Cash and due from banks	144,778			119,337
Cash in non-owned ATMs	454,803			347,925
Bank owned life insurance	32,818			30,729
Other noninterest-earning assets	989,590			1,022,452
Total assets	$14,903,920			$13,148,317
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,655,887	$2,262	0.09%	$2,304,558	$4,229	0.18%
Money market	2,740,573	3,218	0.12	2,324,259	9,423	0.41
Savings	1,912,568	586	0.03	1,690,240	3,518	0.21
Customer time deposits	1,065,137	7,332	0.69	1,247,197	18,699	1.50
Total interest-bearing customer deposits	8,374,165	13,398	0.16	7,566,254	35,869	0.47
Brokered deposits	70,090	1,525	2.18	246,644	3,393	1.38
Total interest-bearing deposits	8,444,255	14,923	0.18	7,812,898	39,262	0.50
Federal Home Loan Bank advances	184	5	2.72	88,011	1,950	2.22
Trust preferred borrowings	67,011	1,274	1.90	67,011	1,751	2.61
Senior debt	192,243	6,497	3.38	108,420	4,998	4.61
Other borrowed funds(4)	21,661	21	0.10	53,828	489	0.91
Total interest-bearing liabilities	8,725,354	22,720	0.26	8,130,168	48,450	0.60
Noninterest-bearing demand deposits	4,008,140			2,848,243
Other noninterest-bearing liabilities	323,715			335,456
Stockholders’ equity of WSFS	1,848,904			1,836,115
Noncontrolling interest	(2,193)			(1,665)
Total liabilities and stockholders’ equity	$14,903,920			$13,148,317
Excess of interest-earning assets over interest-bearing liabilities	$4,718,347			$3,674,758
Net interest and dividend income		$433,649			$465,955
Interest rate spread			3.14%			3.77%
Net interest margin			3.23%			3.96%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities held-to-maturity (at amortized cost) and securities available-for-sale (at fair value).
(4)Includes federal funds purchased.

Net interest income decreased $32.3 million, or 7%, to $433.6 million in 2021, from 2020 primarily due to a $20.9 million decrease in purchase accounting accretion, a net decline of $8.2 million due to a full year impact of the lower rate environment and change in balance sheet mix from optimization of excess customer liquidity, and $3.2 million lower PPP income. Net interest margin decreased 73 bps to 3.23% in 2021 from 3.96% in 2020. The decrease was primarily due to a 59 bps net decline from the lower interest rate environment and balance sheet mix and 23 bps from lower purchase accounting accretion, partially offset by 9 bps from the impact of PPP loans.

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

Year Ended December 31,	2021 vs. 2020
(Dollars in thousands)	Volume	Yield/Rate	Net
Interest Income:
Loans:
Commercial loans and leases(1)	$(18,805)	$(19,008)	$(37,813)
Commercial mortgage loans	(2,492)	(9,340)	(11,832)
Residential	(17,551)	5,834	(11,717)
Consumer	(477)	(5,497)	(5,974)
Loans held for sale	435	(245)	190
Mortgage-backed securities	24,384	(16,959)	7,425
Investment securities(2)	2,211	(1,306)	905
Other interest-earning assets	1,466	(686)	780
Unfavorable	(10,829)	(47,207)	(58,036)
Interest expense:
Deposits:
Interest-bearing demand	509	(2,476)	(1,967)
Money market	1,470	(7,675)	(6,205)
Savings	419	(3,351)	(2,932)
Customer time deposits	(2,419)	(8,948)	(11,367)
Brokered certificates of deposits	(3,212)	1,344	(1,868)
FHLB advances	(2,305)	360	(1,945)
Trust preferred borrowings	—	(477)	(477)
Senior debt	3,098	(1,599)	1,499
Other borrowed funds	(188)	(280)	(468)
Favorable	(2,628)	(23,102)	(25,730)
Net change, as reported	$(8,201)	$(24,105)	$(32,306)
(1)Includes a tax-equivalent income adjustment related to commercial loans.
(2)Includes a tax-equivalent income adjustment related to municipal bonds.

Investment Securities
The following table details the maturity and weighted average yield of the available for sale investment portfolio as of December 31, 2021:

(Dollars in thousands)	Maturing During 2022	Maturing From 2023 Through 2026	Maturing From 2027 Through 2031	Maturing After 2031	Total
Collateralized mortgage obligations (CMO)
Amortized cost	$1,507	$25,483	$52,301	$507,539	$586,830
Weighted average yield	2.00%	2.22%	1.98%	1.59%	1.65%
Fannie Mae (FNMA) mortgage-backed securities (MBS)
Amortized cost	1,530	75,441	102,188	4,096,148	4,275,307
Weighted average yield	2.57%	2.28%	1.66%	1.71%	1.71%
Freddie Mac (FHLMC) MBS
Amortized cost	—	—	25,898	113,810	139,708
Weighted average yield	—%	—%	2.11%	2.91%	2.76%
Ginnie Mae (GNMA) MBS
Amortized cost	—	—	1,034	16,422	17,456
Weighted average yield	—%	—%	3.00%	2.49%	2.52%
Government-sponsored enterprises (GSE)
Amortized cost	—	—	47,454	183,127	230,581
Weighted average yield	—%	—%	1.28%	1.29%	1.28%
Total amortized cost	$3,037	$100,924	$228,875	$4,917,046	$5,249,882
Weighted average yield	2.29%	2.27%	1.71%	1.70%	1.71%

As of December 31, 2021, WSFS does not have any tax-exempt securities within the available for sale investment portfolio. Yields are calculated on a weighted average basis using the investments amortized cost and respective average yields for each investment category. Expected maturities of mortgage-backed securities may differ from contractual maturities due to calls or prepay obligations.

Provision/Allowance for Credit Losses (ACL)
We maintain an ACL at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, which we evaluate in accordance with applicable accounting principles, as discussed further in “Nonperforming Assets.” Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments.
For the year ended December 31, 2021, we recorded a recovery of credit losses of $117.1 million, a net change of $270.3 million, compared to the provision for credit losses of $153.2 million in 2020. The ACL was $94.5 million at December 31, 2021 compared to $228.8 million at December 31, 2020.
The decrease of the ACL was due to positive impacts in our economic outlook from our ACL modeling and improved credit quality metrics reflecting overall declines in problem assets and delinquencies, offset by new loan originations. The ratio of allowance for credit losses to total loans and leases was 1.19% at December 31, 2021 and 2.51% at December 31, 2020.
The following chart details the changes in the ACL from December 31, 2020 to December 31, 2021:
(1)Other includes changes that can affect future cash flows that impact ACL, such as changes to maturity dates and payment schedules.
The following tables detail the allocation of the ACL and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of December 31, 2021
Allowance for credit losses	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
% of ACL to total ACL	53%	5%	12%	2%	4%	24%	100%
Loan portfolio balance	$2,270,319	$1,341,707	$1,881,510	$687,213	$546,667	$1,158,573	$7,885,989
% to total loans and leases	28%	17%	24%	9%	7%	15%	100%
Year ended December 31, 2021
Charge-offs	$23,592	$83	$73	$2,473	$—	$2,094	$28,315
Recoveries	8,756	160	269	—	789	1,131	11,105
Net charge-offs (recoveries)	$14,836	$(77)	$(196)	$2,473	$(789)	$963	$17,210
Average loan balance	$2,463,933	$1,337,883	$1,994,995	$775,246	$628,411	$1,134,569	$8,335,037
Ratio of net charge-offs (recoveries) to average gross loans	0.60%	(0.01)%	(0.01)%	0.32%	(0.13)%	0.08%	0.21%

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of December 31, 2020
Allowance for credit losses	$150,875	$9,615	$31,071	$12,190	$6,893	$18,160	$228,804
% of ACL to total ACL	66%	4%	14%	5%	3%	8%	100%
Loan portfolio balance	$2,949,303	$1,332,727	$2,086,062	$716,275	$774,455	$1,158,573	$9,024,739
% to total loans and leases	32%	15%	23%	8%	9%	13%	100%
Year ended December 31, 2020
Charge-offs	$10,388	$336	$104	$—	$229	$2,464	$13,521
Recoveries	4,255	142	158	36	230	893	5,714
Net charge-offs (recoveries)	$6,133	$194	$(54)	$(36)	$(1)	$1,571	$7,807
Average loan balance	$2,854,798	$1,319,653	$2,173,632	$654,243	$895,551	$1,144,435	$9,042,312
Ratio of net charge-offs (recoveries) to average gross loans	0.21%	0.01%	NMF	(0.01)%	NMF	0.14%	0.09%
(1)Includes commercial small business leases and PPP loans.
(2)Excludes reverse mortgages.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
Noninterest Income
Noninterest income decreased $15.5 million to $185.5 million in 2021 from $201.0 million in 2020. This decrease reflects a decrease in Realized (loss) gain on equity investments, net due to the $22.1 million gain on Visa Class B shares that occurred in June 2020, an $8.7 million decrease in Securities gains, net, a $7.0 million decrease in mortgage banking activities due to a decline in volume compared to the historically higher levels in the prior year, and a $5.5 million decrease in Credit/debit card and ATM income primarily as a result of the Durbin Amendment enacted on July 1, 2020. Partially offsetting these decreases were increases of $13.4 million in Wealth Management revenues driven by our institutional trust business, $5.7 million from other income, primarily from Cash Connect® and gains on the sale of SBA loans, $5.1 million from higher traditional banking fees, and $4.4 million of net gains from the sale of our SoFi investment.
Noninterest Expenses
Noninterest expense increased $9.7 million to $378.5 million in 2021 from $368.8 million in 2020. The increase was primarily due to a $19.9 million increase in Salaries, benefits and other compensation as a result of higher salaries and incentive compensation due to franchise growth, an $8.2 million increase in net corporate development and restructuring costs related to our acquisition of Bryn Mawr Trust, and a $5.2 million increase in Equipment expense including higher third-party software expenses related to our ongoing delivery transformation initiatives. These increases were partially offset by the $15.0 million recovery of legal settlement previously mentioned, a $6.2 million decrease in Loan workout and other credit costs due to the release of reserves on our unfunded commitments driven by improved credit metrics and higher loan workout costs in the prior period, a $3.1 million decrease in professional fees, and a $1.9 million decrease in Other operating expense, primarily due to $2.0 million in lower contributions to the WSFS CARES Foundation when compared to the prior year.
Income Taxes
We recorded $86.1 million of income tax expense for the year ended December 31, 2021 compared to $31.6 million for the year ended December 31, 2020. The increase in income tax expense was primarily driven by an increase in income before taxes of $212.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The effective tax rates for the years ended December 31, 2021 and 2020 were 24.1% and 21.8%, respectively. The effective tax rate for year ended December 31, 2021 increased primarily due to higher nondeductible expenses associated with the acquisition of Bryn Mawr Trust which occurred on January 1, 2022. Nondeductible acquisition costs of $3.9 million were recognized during the year ended December 31, 2021, whereas none were incurred in the same period in 2020. In addition, we recognized $1.7 million in tax benefits during the year ended December 31, 2020 related to tax law changes contained in the CARES Act (see "Regulation - Coronavirus Aid, Relief, and Economic Security (CARES) Act"), related to the ability to carry back certain acquired net operating losses to prior years where the statutory tax rate was higher than the current statutory tax rate. Further, the tax benefit related to stock-based compensation activity for the year ended December 31, 2021 increased compared to the prior year. We recorded $0.4 million of income tax benefit during the year ended December 31, 2021 compared to less than $0.1 million of income tax expense for the same period in 2020.
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
WSFS Bank Segment
The WSFS Bank segment income before taxes increased $181.1 million, or 160%, in 2021 compared to 2020 due primarily to a $263.2 million decrease in the provision for credit losses due to positive impacts in our economic outlook from our ACL modeling and improved credit quality metrics reflecting overall declines in problem assets and delinquencies, offset by new loan originations. The decrease in the provision for credit losses was partially offset by an increase in external operating expenses of $17.5 million or 6%, to support franchise growth, a decrease in external net interest income of $33.3 million, or 7%, and a decrease of $31.3 million, or 28%, in external noninterest income primarily due to a decrease in the realized/unrealized gains on equity investments including the gain on Visa Class B shares previously mentioned, and a decline in our mortgage business from the prior year.
Cash Connect® Segment
The Cash Connect® segment income before taxes increased to $10.2 million in 2021 from $9.2 million in 2020. During 2021, the Cash Connect® segment focused on expanding smart safe and ATM managed services to increase fee income and margins. This focus on improving margin and growing on balance sheet remote cash capture volume resulted in a full-year 2021 ROA the Cash Connect® segment of 1.68%, a decrease of 29 bps in comparison with full-year 2020. Cash Connect® had $1.7 billion and $1.6 billion in total cash managed at December 31, 2021 and 2020, respectively. At year-end 2021, Cash Connect® serviced approximately 27,400 non-bank ATMs and approximately 6,300 retail smart safes nationwide compared to approximately 27,900 non-bank ATMs and approximately 4,500 smart safes at year-end 2020.
Wealth Management Segment
The Wealth Management segment income before taxes increased $30.7 million in 2021 compared to 2020, reflecting significant growth in our institutional trust activity and AUM growth from equity market performance, and $13.3 million of the overall $15.0 million recovery of legal settlement related to Charter Oak. WSFS Institutional Services® ended 2021 as the securitization industry's fourth most active trustee for U.S. ABS and MBS according to Asset-Backed Alert’s ABS Database, an improvement from sixth most active in the prior year.

Segment financial information for the years ended December 31, 2021, 2020 and 2019 is provided in Note 21 to the Consolidated Financial Statements.

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
The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2021 are shown in the following table:

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Interest-rate sensitive assets:
Loans:
Commercial loans and leases(2)	$2,965,358	$1,098,580	$281,560	$11,259	$4,356,757
Commercial mortgage loans(2)	1,173,254	557,367	159,057	7,051	1,896,729
Residential(1)(2)	182,103	265,950	111,403	7,681	567,137
Consumer(2)	575,263	369,970	199,607	4,395	1,149,235
Loans held for sale(2)	134,609	1,364	1,628	109	137,710
Investment securities, available-for-sale	1,734,964	2,742,747	1,681,258	52,508	6,211,477
Investment securities, held-to-maturity	17,267	66,800	6,579	—	90,646
Total interest-rate sensitive assets:	$6,782,818	$5,102,778	$2,441,092	$83,003	$14,409,691
Interest-rate sensitive liabilities:
Interest-bearing deposits:
Interest-bearing demand	$1,396,639	$—	$—	$—	$1,396,639
Savings	1,129,268	—	—	—	1,129,268
Money market	2,285,014	—	—	—	2,285,014
Customer time deposits	717,678	269,525	732	—	987,935
Trust preferred borrowings	67,011	—	—	—	67,011
Senior debt	—	147,939	—	—	147,939
Other borrowed funds	37,860	—	—	—	37,860
Total interest-rate sensitive liabilities:	$5,633,470	$417,464	$732	$—	$6,051,666
Excess of interest-rate sensitive assets over interest-rate liabilities (interest-rate sensitive gap)	$1,149,348	$4,685,314	$2,440,360	$83,003	$8,358,025
One-year interest-rate sensitive assets/interest-rate sensitive liabilities	120.40%
One-year interest-rate sensitive gap as a percent of total assets	7.28%
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
Impact of Inflation
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

CRITICAL ACCOUNTING ESTIMATES
The discussion and analyses of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with U.S. GAAP and general practices within the banking industry. The significant accounting policies of the Company are described in Note 2 to the Consolidated Financial Statements. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that may materially affect the reported amounts of assets, liabilities, revenues and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for credit losses, business combinations, deferred taxes, fair value measurements and goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The following critical accounting policy involves more significant judgments and estimates. We have reviewed this critical accounting policy and estimates with the Audit Committee.
Allowance for Credit Losses
We maintain an allowance for credit losses (ACL) which represents our best estimate of expected losses in our financial assets, which include loans, leases and held-to-maturity debt securities. We establish our allowance in accordance with guidance provided in ASC 326, Financial Instruments – Credit Losses. The ACL includes two primary components: (i) an allowance established on financial assets which share similar risk characteristics collectively evaluated for credit losses (collective basis), and (ii) an allowance established on financial assets which do not share similar risk characteristics with any loan segment and is individually evaluated for credit losses (individual basis). We consider the determination of the allowance for credit losses to be critical because it requires significant judgment reflecting our best estimate of expected credit losses based on our historical loss experience, current conditions and economic forecasts. Our evaluation is based upon a continuous review of our financial assets, with consideration given to evaluations resulting from examinations performed by regulatory authorities. See Note 7 to the Consolidated Financial Statements, for further discussion of the ACL.
The calculation of expected credit losses is determined using a single scenario third-party economic forecast to adjust the calculated historical loss rates of the portfolio segments to incorporate the effects of current and future economic conditions. The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires us to make significant estimates, including modeling methodology, historical loss experience, relevant available information from internal and external sources relating to qualitative adjustment factors, prepayment speeds and reasonable and supportable forecasts about future economic conditions. The Company's economic forecast considers the general health of the economy, the interest rate environment, real estate pricing and market risk
The ACL may increase or decrease due to changes in economic conditions affecting borrowers and macroeconomic variables that our financial assets are more susceptible to, including unforeseen events such as natural disasters and pandemics, new information regarding existing financial assets, identification of additional problems assets, the fair value of underlying collateral, and other factors. These changes, both within and outside the Control’s control, may frequently update and have a material impact to our financial results.
Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on our financial assets, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACL because a wide variety of factors and inputs are considered in these estimates and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across the Company’s portfolio mix and segmentation. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As of December 31, 2021, the Company believes that its ACL was adequate.
For information on Recent Accounting Pronouncements see Note 2 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. In response to the economic and financial effects of COVID-19, the FOMC reduced interest rates through 2020 and 2021 and instituted quantitative easing measures as well as domestic and global capital market support programs although the FOMC has suggested that it may take steps to raise interest rates in 2022. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At December 31, 2021 interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $1.1 billion. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 120.40% at December 31, 2021 compared with 133.10% at December 31, 2020. In addition, the one-year interest-sensitive gap as a percentage of total assets was 7.28% at December 31, 2021 compared to 13.07% at December 31, 2020.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2021 and December 31, 2020.

Change in Interest Rate (Basis Points)	December 31, 2021		December 31, 2020
	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
300	25.1%	24.27%	19.7%	19.10%
200	16.6%	23.07%	13.1%	18.69%
100	8.2%	21.76%	6.5%	18.05%
50	4.1%	20.33%	3.2%	17.59%
25	2.0%	20.05%	1.5%	17.32%
—	—%	19.73%	—%	17.04%
(25)	(1.4)%	19.28%	(1.5)%	16.62%
(50)	(2.2)%	18.72%	(2.1)%	16.20%
(100)	(3.8)%	17.36%	(2.8)%	15.16%
(200) (3)	NMF	NMF	NMF	NMF
(300) (3)	NMF	NMF	NMF	NMF
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of WSFS Financial Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC 326, Financial Instruments - Credit Losses.
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
Assessment of the Allowance for Credit Losses for Loans and Leases Evaluated on a Collective Basis
As discussed in Note 7 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2021 was $94.5 million, of which $94.5 million related to the allowance for credit losses on loans and leases evaluated on a collective basis (the collective ACL). The collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics. For the commercial portfolio, the Company uses a base loss rate methodology which applies a probability of default (PD) and loss given default (LGD) which are calculated based on the historical rate of migration. The historical rate of migration is based on the historical rate of credit loss measured during a look-back period (LBP). The historical rate of credit loss is determined based on internally assessed risk ratings and loan segments and then adjusted for the economic forecast scenario and macroeconomic assumptions over reasonable and supportable forecast periods. For the retail portfolio, the Company uses a base loss rate methodology which calculates historical loss rates based on average net loss rates over the LBP that incorporates the economic forecast assigned to that loan. After the reasonable and supportable forecast periods, the Company reverts on a straight-line basis over the reversion period to its historical loss rates, evaluated over the LBP, for the remaining life of both commercial and retail loans and leases. The LBP, reasonable and supportable forecast, and reversion period are established for each portfolio segment. The Company estimates the exposure at default using a method which projects prepayments over the life of the loans and leases. In order to capture the unique risks of the loan and lease portfolio within the PD, LGD and average net loss rates, the Company segments the portfolio into pools, considering similar risk characteristics. A portion of the collective ACL is comprised of adjustments to historical loss information for various internal and external conditions. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit losses.

We identified the assessment of the December 31, 2021 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and quantitative model used to estimate (1) the PD, LGD and average net loss rates and their significant assumptions, including portfolio segmentation, the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast periods, the LBP for both the commercial and retail portfolio, and credit risk ratings for commercial loans, and (2) the qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the quantitative model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:

•development of the collective ACL methodology
•continued use and appropriateness of changes made to the quantitative model
•identification and determination of the significant assumptions used in the quantitative model
•development of certain qualitative factors
•analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the quantitative model used
•assessing the conceptual soundness and performance of the quantitative model used by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating the selection of economic forecast scenario by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the historical observation period and reasonable and supportable forecast periods by comparing to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the effect of certain qualitative factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative model.

We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2021 collective ACL by evaluating:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the account estimates

/s/ KPMG LLP

We have served as the Company's auditor since 1994.

Philadelphia, Pennsylvania
March 1, 2022

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019
Interest income:
Interest and fees on loans and leases	$393,248	$460,394	$463,220
Interest on mortgage-backed securities	55,802	48,377	48,954
Interest and dividends on investment securities:
Taxable	2,805	1,191	131
Tax-exempt	2,719	3,428	3,884
Other interest income	1,795	1,015	4,903
	456,369	514,405	521,092
Interest expense:
Interest on deposits	14,923	39,262	60,075
Interest on Federal Home Loan Bank advances	5	1,950	5,520
Interest on senior debt	6,497	4,998	4,717
Interest on trust preferred borrowings	1,274	1,751	2,772
Interest on federal funds purchased	—	471	2,971
Interest on other borrowings	21	18	89
	22,720	48,450	76,144
Net interest income	433,649	465,955	444,948
(Recovery of) provision for credit losses	(117,087)	153,180	25,560
Net interest income after provision for credit losses	550,736	312,775	419,388
Noninterest income:
Credit/debit card and ATM income	29,479	35,014	50,383
Investment management and fiduciary revenue	62,348	48,979	42,450
Deposit service charges	22,090	19,999	22,972
Mortgage banking activities, net	23,216	30,201	11,053
Loan and lease fee income	7,533	4,518	3,577
Security gains, net	331	9,076	333
Unrealized gains on equity investments, net	5,141	761	26,175
Realized (loss) gain on sale of equity investment, net	(706)	22,052	—
Bank owned life insurance income	1,251	1,280	1,247
Other income	34,797	29,145	29,919
	185,480	201,025	188,109
Noninterest expense:
Salaries, benefits and other compensation	214,167	194,317	182,564
Occupancy expense	32,802	32,105	33,068
Equipment expense	29,040	23,793	20,879
Professional fees	15,614	18,757	11,167
Data processing and operations expenses	14,074	12,600	13,373
Marketing expense	5,413	5,677	6,714
FDIC expenses	4,081	2,148	1,483
Loan workout and other credit costs	663	6,899	3,616
Corporate development expense	11,676	4,328	55,697
Restructuring expense	1,346	510	16,133
Recovery of legal settlement	(15,000)	—	—
Recovery of fraud loss	—	—	(463)
Loss on early extinguishment of debt	1,087	2,280	—
Other operating expense	63,553	65,430	68,896
	378,516	368,844	413,127
Income before taxes	357,700	144,956	194,370
Income tax provision	86,095	31,636	46,452
Net income	$271,605	$113,320	$147,918
Less: Net income (loss) attributable to noncontrolling interest	163	(1,454)	(891)
Net income attributable to WSFS	$271,442	$114,774	$148,809
Basic earnings per share	$5.71	$2.27	$3.02
Diluted earnings per share	$5.69	$2.27	$3.00
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income	$271,605	$113,320	$147,918
Less: Net gain (loss) attributable to noncontrolling interest	163	(1,454)	(891)
Net income attributable to WSFS	$271,442	$114,774	$148,809
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(29,523), $12,585, and $13,179, respectively	(93,503)	39,853	41,733
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $80, $2,178, and $80, respectively	(252)	(6,898)	(253)
	(93,755)	32,955	41,480
Net change in securities held-to-maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $32, $60, and $98, respectively	(101)	(192)	(311)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain (loss), prior service cost and transition obligation, net of tax expense (benefit) of $50, $(585), and $(1,439), respectively	97	(1,683)	(4,151)
Pension settlement, net of tax expense of $—, $67 and $—, respectively	—	212	—
	97	(1,471)	(4,151)
Net change in cash flow hedge
Net unrealized gain arising during the period, net of tax expense of $—, $493, and $593, respectively	—	1,560	1,877
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $119, $106 and $—, respectively	(378)	(337)	—
	(378)	1,223	1,877
Net change in equity method investments
Net change in other comprehensive loss of equity method investments, net of tax expense (benefit) of $114, $(3), and $—, respectively	362	(9)	—
Total other comprehensive (loss) income	(93,775)	32,506	38,895
Total comprehensive income	$177,667	$147,280	$187,704

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except per share and share data)	2021	2020
Assets:
Cash and due from banks	$1,046,992	$1,244,705
Cash in non-owned ATMs	480,527	402,339
Interest-bearing deposits in other banks including collateral (restricted cash) of $5,050 at December 31, 2021 and $7,390 at December 31, 2020	5,420	7,691
Total cash, cash equivalents, and restricted cash	1,532,939	1,654,735
Investment securities, available for sale (amortized cost of $5,249,882 at December 31, 2021 and $2,450,265 at December 31, 2020)	5,205,311	2,529,057
Investment securities, held to maturity, net of allowance for credit losses of $4 at December 31, 2021 and $6 at December 31, 2020 (fair value $94,131 at December 31, 2021 and $116,421 at December 31, 2020)	90,642	111,741
Other investments	10,518	9,541
Loans held for sale at fair value	113,349	197,541
Loans and leases, net of allowance of $94,507 at December 31, 2021 and $228,804 at December 31, 2020	7,791,482	8,795,935
Bank-owned life insurance	33,099	32,051
Stock in Federal Home Loan Bank of Pittsburgh, at cost	6,073	5,771
Other real estate owned	2,320	3,061
Accrued interest receivable	41,596	44,335
Premises and equipment	87,295	96,556
Goodwill	472,828	472,828
Intangible assets	74,403	84,558
Other assets	315,472	296,204
Total assets	$15,777,327	$14,333,914
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$4,565,143	$3,415,021
Interest-bearing demand	8,674,919	8,441,643
Total deposits	13,240,062	11,856,664
Federal Home Loan Bank advances	—	6,623
Trust preferred borrowings	67,011	67,011
Senior debt	147,939	246,617
Other borrowed funds	24,527	20,390
Accrued interest payable	736	1,450
Other liabilities	360,036	345,679
Total liabilities	13,840,311	12,544,434
Stockholders’ Equity:
Common stock 0.01 par value, shares authorized of 90,000,000; shares issued of 57,695,676 at December 31, 2021 and 57,575,783 at December 31, 2020	577	576
Capital in excess of par value	1,058,997	1,053,022
Accumulated other comprehensive (loss) income	(37,768)	56,007
Retained earnings	1,224,614	977,414
Treasury stock at cost, 10,086,936 shares at December 31, 2021 and 9,819,627 shares at December 31, 2020	(307,321)	(295,293)
Total stockholders’ equity of WSFS	1,939,099	1,791,726
Noncontrolling interest	(2,083)	(2,246)
Total stockholders’ equity	1,937,016	1,789,480
Total liabilities and stockholders’ equity	$15,777,327	$14,333,914

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2018	56,926,978	$569	$349,810	$(15,394)	$791,031	$(305,096)	$820,920	$—	$820,920
Net income (loss)	—	—	—	—	148,809	—	148,809	(891)	147,918
Other comprehensive income	—	—	—	38,895	—	—	38,895	—	38,895
Cash dividend, $0.47 per share	—	—	—	—	(22,463)	—	(22,463)	—	(22,463)
Issuance of common stock including proceeds from exercise of common stock options	508,680	6	7,749	—	—	—	7,755	—	7,755
Re-issuance of treasury stock in connection with BNCL merger and related items	—	—	687,897	—	—	262,071	949,968	76	950,044
Stock-based compensation expense	—	—	3,608	—	—	—	3,608	—	3,608
Repurchase of common stock, 2,132,390 shares	—	—	—	—	—	(97,186)	(97,186)	—	(97,186)
Balance, December 31, 2019	57,435,658	$575	$1,049,064	$23,501	$917,377	$(140,211)	$1,850,306	$(815)	$1,849,491
Cumulative change in accounting principle (Note 2)	—	—	—	—	(30,368)	—	(30,368)	—	(30,368)
Balance, January 1, 2020 (as adjusted for change in accounting principle)	57,435,658	575	1,049,064	23,501	887,009	(140,211)	1,819,938	(815)	1,819,123
Net income (loss)	—	—	—	—	114,774	—	114,774	(1,454)	113,320
Other comprehensive income	—	—	—	32,506	—	—	32,506	—	32,506
Cash dividend, $0.48 per share	—	—	—	—	(24,369)	—	(24,369)	—	(24,369)
Issuance of common stock including proceeds from exercise of common stock options	140,125	1	2,031	—	—	—	2,032	—	2,032
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	23	23
Stock-based compensation expense	—	—	2,677	—	—	—	2,677	—	2,677
Repurchase of common stock (1)	—	—	(750)	—	—	(155,082)	(155,832)	—	(155,832)
Balance, December 31, 2020	57,575,783	$576	$1,053,022	$56,007	$977,414	$(295,293)	$1,791,726	$(2,246)	$1,789,480
Net income	—	—	—	—	271,442	—	271,442	163	271,605
Other comprehensive loss	—	—	—	(93,775)	—	—	(93,775)	—	(93,775)
Cash dividend, $0.51 per share	—	—	—	—	(24,242)	—	(24,242)	—	(24,242)
Issuance of common stock including proceeds from exercise of common stock options	119,893	1	1,521	—	—	—	1,522	—	1,522
Stock-based compensation expense	—	—	5,694	—	—	—	5,694	—	5,694
Repurchase of common stock (1)	—	—	(1,240)	—	—	(12,028)	(13,268)	—	(13,268)
Balance, December 31, 2021	57,695,676	$577	$1,058,997	$(37,768)	$1,224,614	$(307,321)	$1,939,099	$(2,083)	$1,937,016

(1)Repurchase of common stock for the years ended December 31, 2021 and 2020 included 267,309 and 3,950,855 shares repurchased, respectively, in connection with the Company's share buyback program approved by the Board of Directors, and 31,188 and 24,910 shares withheld, respectively, to cover tax liabilities.

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Operating activities:
Net income	$271,605	$113,320	$147,918
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(117,087)	153,180	25,560
Depreciation of premises and equipment, net	15,410	14,999	15,852
Accretion of fees, premiums and discounts, net	(38,257)	(60,159)	(45,548)
Amortization of intangible assets	10,583	10,909	11,113
Amortization of right of use lease asset	11,844	12,290	22,850
Decrease in operating lease liability	(11,941)	(12,170)	(12,507)
Income from mortgage banking activities, net	(23,216)	(30,201)	(11,053)
Gain on sale of securities, net	(331)	(9,076)	(333)
(Gain) loss on sale of other real estate owned and valuation adjustments, net	(385)	(25)	125
Stock-based compensation expense	5,694	2,677	3,608
Unrealized gains on equity investments, net	(5,141)	(761)	(26,175)
Realized loss (gain) on sale of equity investment, net	706	(22,052)	—
Deferred income tax expense (benefit)	39,838	(32,848)	7,074
Decrease (increase) in accrued interest receivable	2,739	(6,241)	1,406
Increase in other assets	(46,378)	(18,339)	(4,676)
Origination of loans held-for-sale	(971,863)	(942,188)	(479,289)
Proceeds from sales of loans held-for-sale	991,411	824,134	406,012
(Decrease) increase in accrued interest payable	(714)	(1,653)	1,203
(Decrease) increase in other liabilities	(4,807)	24,675	30,922
Increase in value of bank-owned life insurance	(1,048)	(1,757)	(806)
Increase in capitalized interest, net	(3,014)	(3,572)	(3,390)
Net cash provided by operating activities	$125,648	$15,142	$89,866
Investing activities:
Purchases of investment securities held to maturity	$—	$(6,307)	$—
Repayments, maturities and calls of investment securities held to maturity	20,365	27,085	16,170
Sale of investment securities available-for-sale	14,051	305,812	618,194
Purchases of investment securities available-for-sale	(3,490,596)	(1,454,699)	(958,259)
Repayments of investment securities available-for-sale	697,480	606,156	269,697
Proceeds from bank-owned life insurance surrender	—	—	59,710
Net proceeds from sale of equity investments	4,899	85,850	—
Net cash from business combinations	—	—	76,072
Net decrease (increase) in loans and leases	1,265,395	(449,091)	201,934
Purchases of FHLB stock	(625)	(145,400)	(394,428)
Redemption of FHLB stock	323	160,726	415,771
Sales of assets acquired through foreclosure, net	2,489	2,014	3,089
Sale of premise and equipment	427	69	71
Investment in premises and equipment, net	(6,576)	(7,159)	(14,198)
Net cash (used in) provided by investing activities	$(1,492,368)	$(874,944)	$293,823

(continued on following page)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Financing activities:
Net increase in demand and saving deposits	$1,760,031	$2,501,442	$69,761
Decrease in time deposits	(169,871)	(197,765)	(55,400)
Decrease in brokered deposits	(202,625)	(29,474)	(156,396)
Receipts from FHLB advances	1,000	5,047,424	32,320,456
Repayments of FHLB advances	(7,623)	(5,153,476)	(32,536,246)
Receipts from federal funds purchased	—	8,030,475	32,252,775
Repayments of federal funds purchased	—	(8,225,475)	(32,215,750)
Contribution from noncontrolling shareholders	—	23	—
Cash dividend	(24,242)	(24,369)	(22,463)
Issuance of common stock and exercise of common stock options	1,522	2,032	7,755
Redemption of senior debt	(100,000)	—	—
Issuance of senior debt, net of costs	—	147,780	—
Repurchase of common shares	(13,268)	(155,832)	(97,186)
Net cash provided by (used in) financing activities	$1,244,924	$1,942,785	$(432,694)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(121,796)	$1,082,983	$(49,005)
Cash, cash equivalents, and restricted cash at beginning of period	1,654,735	571,752	620,757
Cash, cash equivalents, and restricted cash at end of period	$1,532,939	$1,654,735	$571,752
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$23,434	$50,103	$74,942
Cash paid for income taxes, net	40,691	72,756	33,843
Non-cash information:
Loans transferred to other real estate owned	$1,972	$2,674	$2,541
Loans transferred to portfolio from held-for-sale at fair value	72,621	34,517	24,862
Available-for-sale securities purchased, not settled	34,489	—	—
Fair value of assets acquired, net of cash received	—	—	5,032,156
Fair value of liabilities assumed	—	—	5,108,228
Impact of ASC 842 Adoption:
Right of use asset	—	—	121,288
Lease liability	—	—	(132,346)
Impact of ASC 326 Adoption (Note 2):
Allowance for credit losses on held-to-maturity debt securities	—	(8)	—
Allowance for credit losses on loans and leases	—	(35,855)	—
Deferred tax assets	—	8,461	—
Allowance for credit losses on unfunded lending commitments	—	(2,966)	—
Retained earnings	—	30,368	—

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
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the U.S. The Company provides residential and commercial mortgage, commercial and consumer lending services, as well as retail deposit and cash management services. The Company's core banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to individual, corporate and institutional clients. The Federal Deposit Insurance Corporation (FDIC) insures the Company's customers’ deposits to their legal maximums. The Company serves its Customers primarily from 112 offices located in Pennsylvania (52), Delaware (42), New Jersey (16), Virginia (1), and Nevada (1), its ATM network, website at www.wsfsbank.com, and mobile apps. Information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.
The Company's leasing business is conducted by NewLane Finance®. NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Basis of Presentation
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP). In preparing the Consolidated Financial Statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although the Company's estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions in 2022 could be worse than anticipated in those estimates, which could materially affect its results of operations and financial condition. The accounting for the allowance for credit losses (including loans and leases held for investment, investment securities available-for-sale and held-to-maturity), lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and income taxes are subject to significant estimates. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets, the establishment of additional allowance and lending-related commitment reserves, changes in the fair value of financial instruments, as well as increased post-retirement benefits and income tax expense.
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
Equity Investments
The Company has equity investments in certain strategic partnerships that are accounted for in accordance with both ASC 321-10, Investments - Equity Securities and ASC 323-10, Investments - Equity Method and Joint Ventures. Our equity investments are recorded in Other investments on the Consolidated Statements of Financial Condition.
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
The Company assesses its equity method investments for impairment using ASC 323-10 guidance. The qualitative assessment to determine whether impairment exists requires the use of the Company’s judgment. If, after completing the qualitative assessment, the Company concludes an equity method investment is impaired, a loss for the difference between the equity investment’s carrying value and its fair value may be recognized in Unrealized gains on equity investments, net on the Consolidated Statements of Income. After an impairment charge is recorded, the new cost basis cannot be subsequently written up to a higher value as a result of increases in fair value.
For additional detail regarding equity securities, see Note 5.

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
For additional detail regarding past due and nonaccrual loans, see Note 7.
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
The historical loss rates for commercial loans are estimated by determining the probability of default (PD) and expected loss given default (LGD) and are applied to the loans' exposure at default. The probability of default is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for retail loans is calculated based on average net loss rates over the same look-back period. The current look-back period is 44 quarters which ensures historical loss rates are adequately considering losses within a full credit cycle.
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
These factors are based on their relative standing compared to the period in which historical losses are used in quantitative reserve estimates and current directional trends, and reasonable and supportable forecasts. Qualitative factors can add to or subtract from quantitative reserves.
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
For additional detail regarding unfunded lending commitments, see Note 17.
Allowance for Loan and Lease Losses (Prior to the Company's Adoption of CECL)
The Company adopted the ASC 326 guidance on January 1, 2020, using the modified retrospective approach for financial assets recorded at amortized cost with the exception of purchase credit deteriorated assets, which were previously classified as purchase credit impaired accounted for under ASC 310-30, adopted using the prospective approach. The cumulative effect of the adoption resulted in a $30.4 million decrease to the beginning balance of retained earnings as of January 1, 2020.
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
For additional detail regarding other real estate owned, see Note 7.
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
For additional detail regarding premises and equipment, see Note 8.
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
Goodwill is not amortized, rather it is subject to periodic impairment testing. The Company reviews goodwill for impairment annually on October 1 and more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. Other intangible assets with finite lives are amortized over their estimated useful lives. The Company reviews other intangible assets with finite lives for impairment if events and circumstances indicate that the carrying value may not be recoverable. For additional information regarding goodwill and intangible assets, see Note 10.
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
As a lessor, the Company provides direct financing to customers through the Company's equipment and small-business leasing business. Direct financing leases are recorded at the aggregate of minimum lease payments net of unamortized deferred lease origination fees and costs and unearned income. Interest income on direct financing leases is recognized over the term of the lease. Origination fees and costs are deferred, and the net amount is amortized to interest income over the estimated life of the lease. For additional information regarding leases, see Note 9.
Derivative Financial Instruments
The Company accounts for derivatives in accordance with ASC 815, Derivatives and Hedging. Derivatives are recognized as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recorded to earnings or accumulated other comprehensive income, as appropriate. At the inception of a derivative contract, the Company designates the derivative as a hedging or non-hedging instrument. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. For fair value hedges, changes to the fair value are recorded in earnings, while for cash flow hedges, fair value changes are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. The ineffective portion of a hedge’s change in fair value is recognized in earnings immediately. For derivatives not designated as hedges, adjustments to fair value are recorded through earnings. For additional detail regarding derivatives, see Note 19.

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
A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. For additional detail regarding income taxes, see Note 15.
Securities Sold Under Agreements to Repurchase
The Company enters into sales of securities under agreements to repurchase which are treated as financings, with the obligation to repurchase securities sold reflected as a liability in the Consolidated Statements of Financial Condition. The securities underlying the agreements are assets. For additional detail regarding the securities sold under agreements to repurchase, see Note 12.
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
There was no material accounting guidance pending adoption at December 31, 2021.

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2021	2020	2019
Bailment fees	$12,940	$14,615	$26,256
Interchange fees	13,520	17,747	22,975
Other card and ATM fees	3,019	2,652	1,152
Total credit/debit card and ATM income	$29,479	$35,014	$50,383
Credit/debit card and ATM income is composed of bailment fees, interchange fees, and other card and ATM fees. Bailment fees are earned from bailment arrangements with customers. Bailment arrangements are legal relationships in which property is delivered to another party without a transfer of ownership. The party who transferred the property (the bailor) retains ownership interest of the property. In the event that the bailee files for bankruptcy protection, the property is not included in the bailee's assets. The bailee pays an agreed-upon fee for the use of the bailor's property in exchange for the bailor allowing use of the assets at the bailee's site. Bailment fees are earned from cash that is made available for customers' use at an offsite location, such as cash located in an ATM at a customer's place of business. These fees are typically indexed to a market interest rate. This revenue stream generates fee income through monthly billing for bailment services. Bailment fees decreased in 2021 as compared to 2020 and 2019 due to the lower interest rate environment.
Credit/debit card and ATM income also includes interchange fees. Interchange fees are paid by a merchant's bank to a bank that issued a debit or credit card used in a transaction to compensate the issuing bank for the value and benefit the merchant receives from accepting electronic payments. These revenue streams generate fee income at the time a transaction occurs and are recorded as revenue at the time of the transaction. Interchange fees decreased in 2021 and 2020 as compared to 2019 as a result of the Durbin Amendment which became effective for the Company on July 1, 2020. The Durbin Amendment is a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that established a cap on interchange fees with respect to debit transactions for banks that, together with their affiliates, have over $10 billion in assets.
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2021	2020	2019
Trust fees	$43,725	$33,288	$27,383
Wealth management and advisory fees	18,623	15,691	15,067
Total investment management and fiduciary income	$62,348	$48,979	$42,450
Investment management and fiduciary income is composed of trust fees and wealth management and advisory fees. Trust fees are based on revenue earned from custody, escrow and trustee and trustee related services on structured finance transactions; indenture trustee, administrative agent and collateral agent services to institutions and corporations; commercial domicile and independent director services; and investment and trustee services to families and individuals across the U.S. Most fees are flat fees, except for a portion of personal and corporate trustee fees where the Company earns a percentage on the assets under management or assets held within a trust. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for services provided. Trust fees increased in 2021 as compared to 2020 and 2019 primarily due to increased institutional trust activity.
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

Deposit service charges
The following table presents the components of deposit service charges:

	Twelve Months Ended December 31,
(Dollars in thousands)	2021	2020	2019
Service fees	$14,220	$12,725	$12,420
Return and overdraft fees	6,789	6,819	9,911
Other deposit service fees	1,081	455	641
Total deposit service charges	$22,090	$19,999	$22,972
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
Other income
The following table presents the components of other income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2021	2020	2019
Managed service fees	$16,425	$15,448	$14,152
Currency preparation	4,064	3,854	3,195
ATM loss protection	2,522	2,401	2,551
Miscellaneous products and services	11,786	7,442	10,021
Total other income	$34,797	$29,145	$29,919
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
See Note 21 for further information about the disaggregation of noninterest income by segment.

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share data)	2021	2020	2019
Numerator:
Net income attributable to WSFS	$271,442	$114,774	$148,809
Denominator:
Weighted average basic shares	47,539	50,510	49,298
Dilutive potential common shares	164	37	256
Weighted average fully diluted shares	47,703	50,547	49,554
Earnings per share:
Basic	$5.71	$2.27	$3.02
Diluted	$5.69	$2.27	$3.00
Outstanding common stock equivalents having no dilutive effect	1	12	1

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

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligation (CMO)	$586,830	$3,569	$14,633	$—	$575,766
Fannie Mae (FNMA) mortgage-backed securities (MBS)	4,275,307	24,170	53,793	—	4,245,684
Freddie Mac (FHLMC) MBS	139,708	6,336	516	—	145,528
Ginnie Mae (GNMA) MBS	17,456	551	71	—	17,936
Government-sponsored enterprises (GSE) agency notes	230,581	—	10,184	—	220,397
	$5,249,882	$34,626	$79,197	$—	$5,205,311
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$90,146	$3,489	$—	$4	$93,631
Foreign bonds	500	—	—	—	500
	$90,646	$3,489	$—	$4	$94,131
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at amortized cost basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized gains of $0.2 million at December 31, 2021, which are offset in Accumulated other comprehensive income (loss). At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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
(1)Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized gains of $0.4 million at December 31, 2020, which are offset in Accumulated other comprehensive income (loss). At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

The scheduled maturities of available-for-sale and held-to-maturity debt securities at December 31, 2021 and December 31, 2020 are presented in the table below:

	Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2021 (1)
Within one year	$—	$—
After one year but within five years	103,960	107,009
After five years but within ten years	204,186	204,289
After ten years	4,941,736	4,894,013
	$5,249,882	$5,205,311
December 31, 2020 (1)
Within one year	$—	$—
After one year but within five years	37,852	39,985
After five years but within ten years	239,845	251,874
After ten years	2,172,568	2,237,198
	$2,450,265	$2,529,057

	Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2021 (1)
Within one year	$232	$234
After one year but within five years	2,675	2,736
After five years but within ten years	44,137	45,404
After ten years	43,602	45,757
	$90,646	$94,131
December 31, 2020 (1)
Within one year	$1,144	$1,154
After one year but within five years	972	990
After five years but within ten years	35,967	37,317
After ten years	73,664	76,960
	$111,747	$116,421
(1)Actual maturities could differ from contractual maturities.

MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 4.6 years at December 31, 2021.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $2.2 billion and $1.3 billion were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of December 31, 2021 and December 31, 2020, respectively.
During the year ended December 31, 2021, the Company sold $14.1 million of debt securities categorized as available-for-sale, resulting in $0.3 million of realized gains and no realized losses. During the year ended December 31, 2020, the Company sold $305.8 million of debt securities categorized as available-for-sale, resulting in $9.1 million of realized gains and no realized losses. During the year ended December 31, 2019, the Company sold $618.2 million, of which $578.8 million was related to the acquisition of Beneficial. The remaining $39.8 million resulted in realized gains of $0.3 million and no realized losses.
As of December 31, 2021 and December 31, 2020, the Company's debt securities portfolio had remaining unamortized premiums of $69.4 million and $60.4 million, respectively, and unaccreted discounts of $12.7 million and $2.6 million, respectively.

For debt securities in an unrealized loss position and an allowance has not been recorded, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at December 31, 2021.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
CMO	$411,347	$12,730	$35,638	$1,903	$446,985	$14,633
FNMA MBS	3,018,606	41,021	356,665	12,772	3,375,271	53,793
FHLMC MBS	11,227	348	1,917	168	13,144	516
GNMA MBS	4,847	71	—	—	4,847	71
GSE agency notes	64,509	1,918	155,888	8,266	220,397	10,184
	$3,510,536	$56,088	$550,108	$23,109	$4,060,644	$79,197
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
At December 31, 2021, available-for-sale debt securities for which the amortized cost basis exceeded fair value totaled $4.1 billion. Total unrealized losses on these securities were $79.2 million at December 31, 2021. The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of December 31, 2021.
At December 31, 2021 and December 31, 2020, held-to-maturity debt securities had an amortized cost basis of $90.6 million and $111.7 million, respectively. The held-to-maturity debt security portfolio primarily consists of highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings.
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2021, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$90,146	$500
Not rated	—	—
Ending balance	$90,146	$500

The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2020, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$110,959	$501
Not rated	287	—
Ending balance	$111,246	$501
The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for foreign bond debt securities for the twelve months ended December 31, 2021 and 2020. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the twelve months ended December 31, 2021 and 2020:

	Twelve months ended December 31,
(Dollars in thousands)	2021	2020
Allowance for credit losses:
Beginning balance	$6	$—
Impact of adoption ASC 326	—	8
Provision for credit losses	(2)	(2)
Charge-offs, net	—	—
Ending balance	$4	$6
Accrued interest receivable of $0.9 million and $1.1 million as of December 31, 2021 and December 31, 2020, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of December 31, 2021 and December 31, 2020.

Equity Investments
The Company had equity investments with a fair value of $10.5 million and $9.5 million as of December 31, 2021 and December 31, 2020, respectively.
During the twelve months ended December 31, 2021, total net gains on equity investments of $4.4 million were recorded from the sale of the Company's investment in Social Finance, Inc. (SoFi) in July 2021. This included a realized loss of $0.7 million which was recorded in Realized loss (gain) on equity investments, net in the Consolidated Statements of Income at the time of sale.
During the twelve months ended December 31, 2020, total net gains on equity investments of $22.8 million were recorded in the Company's Consolidated Statements of Income. This included a net realized gain of $22.1 million which was recorded in Realized loss (gain) on equity investments, net for the sale of Visa Class B shares in June 2020.
During the twelve months ended December 31, 2019, total net gains on equity investments of $26.2 million were recorded in the Company's Consolidated Statements of Income.

6. LOANS
The following table shows the Company's loan portfolio by category:

	December 31,
(Dollars in thousands)	2021	2020
Commercial and industrial(1)	$1,918,043	$2,700,418
Owner-occupied commercial	1,341,707	1,332,727
Commercial mortgages	1,881,510	2,086,062
Construction	687,213	716,275
Commercial small business leases	352,276	248,885
Residential(2)	546,667	774,455
Consumer(3)	1,158,573	1,165,917
	7,885,989	9,024,739
Less:
Allowance for credit losses	94,507	228,804
Net loans and leases	$7,791,482	$8,795,935
(1)Includes PPP loans of $31.5 million and $751.2 million at December 31, 2021 and 2020, respectively.
(2)Includes reverse mortgages, at fair value of $3.9 million and $10.1 million at December 31, 2021 and 2020, respectively.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
Accrued interest receivable on loans outstanding was $31.6 million and $37.6 million at December 31, 2021 and 2020, respectively.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of the Company's allowance for credit losses and loan and lease balances for the years ended December 31, 2021 and December 31, 2020 in accordance with ASC 326. During 2021, the decrease to the allowance for credit losses was primarily due to positive impacts on the economic forecasts and significantly improved credit quality metrics that reverted the Company's problem assets, nonperforming assets and delinquencies to at or near the levels prior to the COVID-19 pandemic.

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Year Ended December 31, 2021
Allowance for credit losses
Beginning balance	$150,875	$9,615	$31,071	$12,190	$6,893	$18,160	$228,804
Charge-offs	(23,592)	(83)	(73)	(2,473)	—	(2,094)	(28,315)
Recoveries	8,756	160	269	—	789	1,131	11,105
(Credit) provision	(86,072)	(5,118)	(19,644)	(7,814)	(4,330)	5,891	(117,087)
Ending balance	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1	$—	$7	$—	$—	$—	$8
Loans evaluated on a collective basis	49,966	4,574	11,616	1,903	3,352	23,088	94,499
Ending balance	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
Period-end loan balances:
Loans evaluated on an individual basis	$8,363	$1,690	$3,764	$—	$5,000	$2,321	$21,138
Loans evaluated on a collective basis	2,261,956	1,340,017	1,877,746	687,213	537,733	1,156,252	7,860,917
Ending balance	$2,270,319	$1,341,707	$1,881,510	$687,213	$542,733	$1,158,573	$7,882,055
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $3.9 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Year Ended December 31, 2020
Allowance for credit losses
Beginning balance, prior to adoption of ASC 326	$22,849	$4,616	$7,452	$3,891	$1,381	$7,387	$47,576
Impact of adoption ASC 326(4)	19,747	(1,472)	1,662	681	7,522	7,715	35,855
Charge-offs	(10,388)	(336)	(104)	—	(229)	(2,464)	(13,521)
Recoveries	4,255	142	158	36	230	893	5,714
Provision (credit)	114,412	6,665	21,903	7,582	(2,011)	4,629	153,180
Ending balance	$150,875	$9,615	$31,071	$12,190	$6,893	$18,160	$228,804
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1	$—	$13	$—	$—	$—	$14
Loans evaluated on a collective basis	150,874	9,615	31,058	12,190	6,893	18,160	228,790
Ending balance	$150,875	$9,615	$31,071	$12,190	$6,893	$18,160	$228,804
Period-end loan balances:
Loans evaluated on an individual basis	$14,048	$6,496	$20,309	$79	$5,921	$2,371	$49,224
Loans evaluated on a collective basis	2,935,255	1,326,231	2,065,753	716,196	758,472	1,163,546	8,965,453
Ending balance	$2,949,303	$1,332,727	$2,086,062	$716,275	$764,393	$1,165,917	$9,014,677
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $10.1 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4)Includes $0.1 million for the initial allowance on loans purchased with credit deterioration.

The following table provides the activity of the allowance for loan and lease losses and loan and lease balances for the year ended 2019 under the incurred loss model:

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer	Total
Year Ended December 31, 2019
Allowance for loan and lease losses
Beginning balance	$14,211	$5,057	$6,806	$3,712	$1,428	$8,325	$39,539
Charge-offs	(17,258)	(354)	(159)	(42)	(322)	(4,138)	(22,273)
Recoveries	1,621	200	1,546	4	(84)	1,463	4,750
Provision (credit)	23,977	(472)	(830)	207	126	1,465	24,473
Provision for acquired loans	298	185	89	10	233	272	1,087
Ending balance	$22,849	$4,616	$7,452	$3,891	$1,381	$7,387	$47,576
Period-end allowance allocated to:
Individually evaluated for impairment	$1,179	$23	$—	$—	$463	$176	$1,841
Collectively evaluated for impairment	21,664	4,383	7,387	3,867	824	7,210	45,335
Acquired loans evaluated for impairment	6	210	65	24	94	1	400
Ending balance	$22,849	$4,616	$7,452	$3,891	$1,381	$7,387	$47,576
Period-end loan balances:
Individually evaluated for impairment(3)	$11,158	$4,060	$1,753	$—	$12,151	$7,467	$36,589
Collectively evaluated for impairment	1,619,549	971,694	1,105,174	437,999	145,582	899,724	5,179,722
Acquired nonimpaired loans	603,157	313,955	1,107,379	142,592	834,820	219,413	3,221,316
Acquired impaired loans	1,564	6,757	8,670	491	7,326	2,127	26,935
Ending balance(4)	$2,235,428	$1,296,466	$2,222,976	$581,082	$999,879	$1,128,731	$8,464,562
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $16.6 million as of December 31, 2019.
(3)The difference between this amount and nonaccruing loans represents accruing troubled debt restructured loans which are considered to be impaired loans of $14.3 million as of December 31, 2019.
(4)Ending loan balances do not include net deferred fees.
The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	December 31, 2021
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$5,007	$547	$5,554	$2,256,554	$8,211	$2,270,319
Owner-occupied commercial	741	—	741	1,340,155	811	1,341,707
Commercial mortgages	3,525	810	4,335	1,875,105	2,070	1,881,510
Construction	7,933	—	7,933	679,268	12	687,213
Residential(3)	1,856	—	1,856	537,752	3,125	542,733
Consumer(4)	10,227	8,634	18,861	1,137,332	2,380	1,158,573
Total(4)	$29,289	$9,991	$39,280	$7,826,166	$16,609	$7,882,055
% of Total Loans	0.37%	0.13%	0.50%	99.29%	0.21%	100.00%
(1)Nonaccrual loans with an allowance totaled less than $0.1 million.
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances exclude reverse mortgages at fair value of $3.9 million.
(4)Includes $17.0 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

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
(1)Nonaccrual loans with an allowance totaled less than $0.1 million.
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances exclude reverse mortgages at fair value of $10.1 million.
(4)Includes $18.2 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$4,199	$4,012	$10,646	$3,170
Owner-occupied commercial	811	—	5,360	—
Commercial mortgages	2,070	—	17,175	—
Construction	12	—	—	—
Residential(2)	3,125	—	3,247	—
Consumer(3)	2,380	—	2,294	16
Total	$12,597	$4,012	$38,722	$3,186
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Interest income of $0.8 million was recognized on individually reviewed loans during 2021 and 2020.
As of December 31, 2021, there were 28 residential loans and 9 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $2.5 million and $3.2 million, respectively. As of December 31, 2020, there were 27 residential loans and 23 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $1.9 million and $12.8 million, respectively. Loan workout and OREO expenses recognized were $1.5 million in 2021, $3.2 million in 2020, and $2.7 million in 2019. Loan workout and OREO expenses are included in Loan workout and other credit costs on the Consolidated Statement of Income.

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

The following table provides an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of December 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass(2)	$556,896	$420,698	$329,354	$273,345	$139,800	$148,809	$5,551	$176,006	$2,050,459
Special mention	35,910	949	3,052	1,057	429	15,299	—	17,545	74,241
Substandard or Lower	12,533	14,408	53,655	29,046	19,114	6,921	29	9,913	145,619
	$605,339	$436,055	$386,061	$303,448	$159,343	$171,029	$5,580	$203,464	$2,270,319
Owner-occupied commercial:
Risk Rating
Pass	$305,156	$189,128	$172,503	$67,526	$136,697	$262,629	$—	$128,188	$1,261,827
Special mention	938	5,359	2,561	891	—	7,019	—	10,543	27,311
Substandard or Lower	3,192	13,736	4,138	9,418	5,580	11,039	—	5,466	52,569
	$309,286	$208,223	$179,202	$77,835	$142,277	$280,687	$—	$144,197	$1,341,707
Commercial mortgages:
Risk Rating
Pass	$416,149	$280,889	$217,311	$134,477	$229,863	$368,527	$—	$187,396	$1,834,612
Special mention	—	4,185	—	861	11,588	1,385	—	2,097	20,116
Substandard or Lower	2,438	1,624	3,789	2,114	2,254	14,085	—	478	26,782
	$418,587	$286,698	$221,100	$137,452	$243,705	$383,997	$—	$189,971	$1,881,510
Construction:
Risk Rating
Pass	$248,053	$195,269	$84,868	$39,585	$2,223	$11,297	$—	$88,839	$670,134
Special mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	12,922	—	2,422	—	90	—	—	1,645	17,079
	$260,975	$195,269	$87,290	$39,585	$2,313	$11,297	$—	$90,484	$687,213
Residential(3):
Risk Rating
Performing	$59,977	$28,426	$12,526	$32,871	$44,969	$358,964	$—	$—	$537,733
Nonperforming(4)	—	112	1,044	—	63	3,781	—	—	5,000
	$59,977	$28,538	$13,570	$32,871	$45,032	$362,745	$—	$—	$542,733
Consumer(5):
Risk Rating
Performing	$219,918	$169,922	$74,048	$203,519	$39,113	$60,952	$382,718	$5,364	$1,155,554
Nonperforming(6)	—	147	—	600	71	—	1,655	546	3,019
	$219,918	$170,069	$74,048	$204,119	$39,184	$60,952	$384,373	$5,910	$1,158,573
(1)Includes commercial small business leases.
(2)Includes $31.5 million of PPP loans
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

The following table provides an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of December 31, 2020.

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

Troubled Debt Restructurings (TDR)
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Performing TDRs	$14,204	$15,539
Nonperforming TDRs	756	4,601
Total TDRs	$14,960	$20,140
Approximately $0.2 million and less than $0.1 million in related reserves have been established for these loans at December 31, 2021 and December 31, 2020, respectively.
The following tables present information regarding the types of loan modifications made and the balances of loans modified as TDRs during the years ended December 31, 2021 and 2020:

	December 31, 2021					December 31, 2020
	Contractual payment reduction	Maturity date extension	Discharged in bankruptcy	Other (1)	Total	Contractual payment reduction	Maturity date extension	Discharged in bankruptcy	Other (1)	Total
Commercial	—	—	—	—	—	1	—	—	—	1
Owner-occupied commercial	—	—	—	—	—	3	—	—	—	3
Commercial mortgages	—	—	—	—	—	—	1	—	—	1
Construction	—	—	—	—	—	—	—	—	—	—
Residential	—	—	2	—	2	—	—	6	4	10
Consumer	—	1	23	6	30	—	—	12	7	19
Total	—	1	25	6	32	4	1	18	11	34
(1)Other includes interest rate reduction, forbearance, and interest only payments.

	Year Ended December 31,
(Dollars in thousands)	2021		2020
	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$—	$—	$1	$1
Owner-occupied commercial	—	—	1,192	1,192
Commercial mortgages	—	—	93	93
Construction	—	—	—	—
Residential	146	146	1,396	1,396
Consumer	1,585	1,585	1,714	1,714
Total(1)(2)(3)	$1,731	$1,731	$4,396	$4,396
(1)During the year ended December 31, 2021, the TDRs in the table above resulted in a less than $0.1 million increase in the allowance for credit losses, and no additional charge-offs. During the year ended December 31, 2021, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(2)During the year ended December 31, 2020 the TDRs in the table above resulted in a $0.5 million decrease in the allowance for credit losses, respectively, and no additional charge-offs. During the year ended December 31, 2020, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(3)The TDRs in the table above did not occur as a result of the loan forbearance program under the CARES Act.

8. PREMISES AND EQUIPMENT
The following table shows the components of premises and equipment, at cost, summarized by major classifications:

	December 31,
(Dollars in thousands)	2021	2020
Land	$18,469	$20,209
Buildings	34,481	35,343
Leasehold improvements	66,098	63,365
Furniture and equipment	70,915	67,336
Gross premises and equipment	189,963	186,253
Less: Accumulated depreciation	102,668	89,697
Net premises and equipment	$87,295	$96,556
The Company recognized depreciation expense of $13.5 million, $14.3 million and $15.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

9. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.

Lessee

The Company's ongoing leases have remaining lease terms of less than 1 year to 40 years, which includes renewal options that are exercised at its discretion. The Company's lease terms to calculate the lease liability and right-of-use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right-of-use asset is included in Other liabilities and Other assets, respectively, in the Consolidated Statement of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the Consolidated Statement of Income. The Company accounts for lease components separately from nonlease components and subleases certain real estate to third parties.

The components of the Company's ongoing operating lease cost were as follows:

	Twelve months ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease cost (1)	$18,564	$18,690	$19,574
Sublease income	(365)	(372)	(486)
Net lease cost	$18,199	$18,318	$19,088
(1)Includes variable lease cost and short-term lease cost.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Assets
Right-of-use assets	$144,134	$150,985
Total	$144,134	$150,985

Liabilities
Lease liabilities	$159,526	$166,451
Total	$159,526	$166,451

Lease term and discount rate of operating leases
Weighted average remaining lease term (in years)	19.17	19.36
Weighted average discount rate	4.27%	4.26%

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	December 31, 2021
2022	$17,204
2023	17,440
2024	16,227
2025	16,240
2026	12,703
After 2026	170,643
Total lease payments	250,457
Less: Interest	(90,931)
Present value of lease liabilities	$159,526

Supplemental cash flow information related to leases was as follows:

	Twelve months ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,834	$18,452	$17,606
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	—	—	61,693

Lessor Equipment Leasing

The Company provides equipment and small business lease financing through its leasing subsidiary, NewLane Finance®, acquired from its Beneficial acquisition. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and fees on loans and leases on the Consolidated Statements of Income. The allowance for credit losses on finance leases are included within (Recovery of) provision for credit losses on the Consolidated Statements of Income.

The components of direct finance lease income are summarized in the table below:

	Twelve months ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Direct financing leases:
Interest income on lease receivable	$21,947	$15,805	$9,032
(Amortization)/accretion of deferred fees and costs	(1,963)	433	427
Total direct financing lease income	$19,984	$16,238	$9,459

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Lease receivables	$399,688	$281,601
Unearned income	(55,066)	(36,669)
Deferred fees and costs	7,654	3,953
Net investment in direct financing leases	$352,276	$248,885

Future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	December 31, 2021
2022	$123,755
2023	107,054
2024	83,605
2025	57,314
2026	22,143
After 2026	5,817
Total lease payments	$399,688

10. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.
Goodwill
WSFS performs its annual goodwill impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the year ended December 31, 2021, management determined based on its qualitative assessment that it is not more likely than not that the fair values of our reporting units are less than their carrying values. No goodwill impairment exists during the year ended December 31, 2021.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth Management	Consolidated Company
December 31, 2019	$452,629	$20,199	$472,828
Goodwill adjustments	—	—	—
December 31, 2020	452,629	20,199	472,828
Goodwill adjustments	—	—	—
December 31, 2021	$452,629	$20,199	$472,828

Other intangible assets
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
December 31, 2021
Core deposits	$93,811	$(30,103)	$63,708	10 years
Customer relationships	15,281	(7,876)	7,405	7-15 years
Loan servicing rights(1)	6,671	(3,381)	3,290	10-25 years
Total intangible assets	$115,763	$(41,360)	$74,403
December 31, 2020
Core deposits	$95,711	$(22,727)	$72,984	10 years
Customer relationships	15,281	(6,600)	8,681	7-15 years
Non-compete agreements	221	(190)	31	5 years
Loan servicing rights(2)	5,302	(2,440)	2,862	10-25 years
Total intangible assets	$116,515	$(31,957)	$84,558
(1)Includes reversal of impairment losses of $0.3 million for the year ended December 31, 2021.
(2)Includes impairment losses of $0.2 million for the year ended December 31, 2020.
The Company recognized amortization expense on other intangible assets of $10.6 million, $10.9 million and $9.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following presents the estimated amortization expense of intangibles:

(Dollars in thousands)	Amortization of Intangibles
2022	$11,249
2023	11,087
2024	10,899
2025	10,629
2026	10,011
Thereafter	20,528
Total	$74,403

Servicing Assets
The Company records mortgage servicing rights on its mortgage loan servicing portfolio, which includes mortgages that it acquires or originates as well as mortgages that it services for others, and servicing rights on Small Business Administration (SBA) loans. Mortgage servicing rights and SBA loan servicing rights are included are in Intangible assets in the accompanying Consolidated Statements of Financial Condition. Mortgage loans which the Company services for others are not included in Loans and leases, net of allowance in the accompanying Consolidated Statements of Financial Condition. Servicing rights represent the present value of the future net servicing fees from servicing mortgage loans the Company acquires or originates, or that it services for others. The value of the Company's mortgage servicing rights was $0.5 million and $0.6 million at December 31, 2021 and 2020, respectively, and the value of its SBA loan servicing rights was $2.8 million and $2.3 million at December 31, 2021 and 2020, respectively. Changes in the value of these servicing rights resulted in a reversal of impairment losses of $0.3 million during 2021 and an impairment loss of $0.2 million during 2020. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage Banking Activities, Net in the Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan fee income, in the Consolidated Statements of Income.

Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of December 31, 2021 or 2020. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.

11. DEPOSITS

The following table is a summary of the Company's deposits by category:

	December 31,
(Dollars in thousands)	2021	2020
Noninterest-bearing:
Noninterest-bearing demand	$4,565,143	$3,415,021
Total noninterest-bearing	$4,565,143	$3,415,021
Interest-bearing:
Interest-bearing demand	$2,793,279	$2,635,740
Savings	1,970,744	1,774,332
Money market	2,906,260	2,654,439
Customer time deposits	988,974	1,158,845
Brokered deposits	15,662	218,287
Total interest-bearing	$8,674,919	$8,441,643
Total deposits	$13,240,062	$11,856,664
The following table is a summary of the remaining time to maturity for customer time deposits:

	December 31,
(Dollars in thousands)	2021	2020
Certificates of deposit (not jumbo):
Less than one year	$434,039	$468,729
One year to two years	109,242	116,541
Two years to three years	33,971	51,477
Three years to four years	10,045	28,105
Over four years	5,704	9,545
Total certificates of deposit (not jumbo)	$593,001	$674,397
Jumbo certificates of deposit (1)
Less than one year	$284,678	$349,396
One year to two years	74,802	66,030
Two years to three years	32,459	35,830
Three years to four years	2,393	30,682
Over four years	1,641	2,510
Total jumbo certificates of deposit	$395,973	$484,448
Total certificates of deposit	$988,974	$1,158,845
(1)Represents certificates of deposit balances in excess of $0.1 million from individuals, businesses and municipalities.
The following table is a summary of interest expense on deposits by category:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest-bearing demand	$2,262	$4,229	$8,794
Money market	3,218	9,423	18,169
Savings	586	3,518	7,053
Time deposits	7,332	18,699	19,642
Total customer interest expense	$13,398	$35,869	$53,658
Brokered deposits	1,525	3,393	6,417
Total interest expense on deposits	$14,923	$39,262	$60,075

12. BORROWED FUNDS
The following is a summary of borrowed funds by type, at or for the twelve months ended:

(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
December 31, 2021
Federal funds purchased	$—	—%	$—	$27	—%
FHLB advances	—	—	—	184	2.72
Trust preferred borrowings	67,011	1.91	67,011	67,011	1.90
Senior debt	147,939	2.94	246,763	192,243	3.38
Other borrowed funds	24,527	0.10	27,292	21,634	0.10
December 31, 2020
Federal funds purchased	$—	—%	$174,725	$34,974	1.35%
FHLB advances	6,623	2.63	119,971	88,011	2.22
Trust preferred borrowings	67,011	1.97	67,011	67,011	2.61
Senior debt	246,617	3.79	246,617	108,420	4.61
Other borrowed funds	20,390	0.10	23,673	18,854	0.10
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
During 2021 and 2020, the Company purchased federal funds as a short-term funding source. The Company had no securities sold under agreements to repurchase at December 31, 2021 and December 31, 2020.
Federal Home Loan Bank Advances
Advances from the FHLB matured in January 2021, with an interest rate of 2.60%.
Pursuant to collateral agreements with the FHLB, advances are secured by qualifying loan collateral, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, the Company is required to purchase and hold shares of capital stock in the FHLB and was in compliance with this requirement with a stock investment in FHLB of $6.1 million at December 31, 2021 and $5.8 million at December 31, 2020. This stock is carried on the accompanying Consolidated Statements of Financial Condition at cost, which approximates liquidation value.
The Company received dividends on its stock investment in FHLB of $0.1 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively. For additional information regarding FHLB Stock, see Note 18.
Trust Preferred Borrowings
In 2005, the Company issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are currently callable and have a maturity date of June 1, 2035.
Senior Debt
On June 13, 2016, the Company issued $100.0 million of senior notes due 2026 (the 2026 Notes). The 2026 Notes had a fixed coupon rate of 4.50% from issuance to but excluding June 15, 2021 and a variable coupon rate of three month LIBOR plus 3.30% from June 15, 2021 until maturity. The 2026 Notes were redeemed on June 15, 2021 at 100% of principal plus accrued and unpaid interest using cash on hand.
On December 3, 2020, the Company issued $150.0 million of senior notes due 2030 (the 2030 Notes). The 2030 Notes mature on December 15, 2030 and have a fixed coupon rate of 2.75% from issuance until December 15, 2025 and a variable coupon rate equal to the three-month term SOFR, reset quarterly, plus 2.485% from December 15, 2025 until maturity. The 2030 Notes may be redeemed beginning December 15, 2025 at 100% of principal plus accrued and unpaid interest. The remaining net proceeds from the issuance of the 2030 Notes are being used for general corporate purposes, including, but not limited to, financing organic growth, acquisitions, repurchases of common stock, and redemption of outstanding indebtedness.

Other Borrowed Funds
Included in other borrowed funds are collateralized borrowings of $24.5 million and $20.4 million at December 31, 2021 and 2020, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities.
Borrower in Custody
The Company had $282.1 million and $347.1 million of loans and securities pledged to the Federal Reserve of Philadelphia (FRB) at December 31, 2021 and December 31, 2020, respectively. The Company did not borrow funds from the FRB during 2021 or 2020.

13. STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
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

As of December 31, 2021 and 2020, the Bank was in compliance with regulatory capital requirements and exceeded the levels necessary for the Bank to be considered “well capitalized” as defined in the regulations.
The following table presents the capital position of the Bank and the Company as of December 31, 2021 and 2020:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
December 31, 2021
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$1,639,708	15.91%	$824,687	8.00%	$1,030,858	10.00%
WSFS Financial Corporation	1,610,964	15.59	826,839	8.00	1,033,548	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	1,557,142	15.11	618,515	6.00	824,687	8.00
WSFS Financial Corporation	1,528,398	14.79	620,129	6.00	826,839	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	1,557,142	15.11	463,886	4.50	670,058	6.50
WSFS Financial Corporation	1,463,398	14.16	465,097	4.50	671,806	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,557,142	10.44	596,711	4.00	745,889	5.00
WSFS Financial Corporation	1,528,398	10.24	597,179	4.00	746,473	5.00

December 31, 2020
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$1,412,290	13.76%	$821,012	8.00%	$1,026,265	10.00%
WSFS Financial Corporation	1,415,780	13.76	823,355	8.00	1,029,194	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	1,283,022	12.50	615,759	6.00	821,012	8.00
WSFS Financial Corporation	1,286,150	12.50	617,517	6.00	823,355	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	1,283,022	12.50	461,819	4.50	667,073	6.50
WSFS Financial Corporation	1,221,150	11.87	463,137	4.50	668,976	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,283,022	9.74	526,803	4.00	658,503	5.00
WSFS Financial Corporation	1,286,150	9.76	527,192	4.00	658,990	5.00

The Holding Company
As of December 31, 2021, the Company's capital structure includes one class of stock, $0.01 par common stock outstanding with each share having equal voting rights.
In 2005, the Trust, the Company's unconsolidated subsidiary, issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The par value of these securities is $2.0 million and the aggregate principal is $67.0 million. The proceeds from the issue were invested in Junior Subordinated Debentures issued by the Company. These securities are treated as borrowings with interest included in Interest on trust preferred borrowings on the Consolidated Statements of Income and included in Trust preferred borrowings in the Consolidated Statements of Financial Condition. At December 31, 2021, the coupon rate of the Trust securities was 1.94%. The effective rate will vary due to fluctuations in interest rates.
When infused into the Bank, the Trust preferred borrowings issued in 2005 qualify as Tier 1 capital. The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be under-capitalized within the meaning of the Prompt Corrective Action regulations.
At December 31, 2021, $103.7 million in cash remains at the holding company to support the parent company’s needs.

Pursuant to federal laws and regulations, the Company's ability to engage in transactions with affiliated corporations, including the loan of funds to, or guarantee of the indebtedness of, an affiliate, is limited.
During the year ended December 31, 2021, the Company repurchased 267,309 common shares at an average price of $44.97 per share as part of its share buy-back program approved by the Board of Directors. The program is consistent with the Company's intent to return a minimum of 25% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of regulatory minimums, and in the case of the Bank, the “well-capitalized” benchmarks.

14. ASSOCIATE BENEFIT PLANS
Associate 401(k) Savings Plan
Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and the Company's common stock. Generally, the principal and related earnings are tax deferred until withdrawn. The Company matches a portion of the Associates’ contributions. As a result, the Company's total cash contributions to the plan on behalf of its Associates resulted in an expense of $7.0 million, $6.6 million, and $5.8 million for 2021, 2020, and 2019, respectively.
All contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 100% is invested in target-date fund that corresponds with the participant’s age. Associates may generally make transfers to various other investment vehicles within the plan. The plan’s yearly activity includes net sales of 33,000, 14,000 and 9,000 shares of the Company's common stock in 2021, 2020 and 2019 respectively. There were no purchases in 2021, 2020 or 2019.
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

The following disclosures relating to postretirement medical benefits were measured at December 31:

(Dollars in thousands)	2021	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$2,288	$2,170	$1,893
Service cost	67	61	54
Interest cost	54	67	78
Actuarial (gain) loss	(216)	80	229
Benefits paid	(55)	(90)	(84)
Benefit obligation at end of year	$2,138	$2,288	$2,170
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	55	90	84
Benefits paid	(55)	(90)	(84)
Fair value of plan assets at end of year	$—	$—	$—
Unfunded status	$(2,138)	$(2,288)	$(2,170)
Amounts recognized in accumulated other comprehensive income(1):
Net prior service credit	$359	$435	$511
Net gain	607	376	491
Net amount recognized	$966	$811	$1,002
Components of net periodic cost (benefit):
Service cost	$67	$61	$54
Interest cost	54	67	78
Amortization of prior service cost	(76)	(76)	(76)
Net gain recognition	(20)	(36)	(63)
Net periodic cost (benefit)	$25	$16	$(7)
Assumption used to determine net periodic benefit cost:
Discount rate	2.40%	3.20%	4.20%
Assumption used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	2.70%	2.40%	3.10%
(1)Before tax effects
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)
During 2022	$58
During 2023	60
During 2024	64
During 2025	70
During 2026	73
During 2027 through 2031	431
$756
The Company assumes medical benefits will increase at an average rate of less than 10% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2021, this annual premium cap amounted to $3,997 per retiree. The Company estimates that it will contribute approximately $4,157 per retiree to the plan during fiscal 2022.

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
The following disclosures relating to Alliance pension benefits were measured at:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Change in benefit obligation:
Benefit obligation at beginning of year	$6,893	$6,289
Interest cost	105	253
Settlements	(7,272)	(282)
Disbursements	—	(231)
Actuarial loss	274	864
Benefit obligation at end of period	$—	$6,893
Change in plan assets:
Fair value of plan assets at beginning of year	$7,431	$6,533
Actual return on plan assets	(159)	1,435
Settlements	(7,272)	(273)
Benefits paid	—	(231)
Administrative expenses	—	(33)
Fair value of plan assets at end of period	$—	$7,431
Funded status	$—	$538
Amounts recognized in accumulated other comprehensive income(1):
Net loss	$—	$(279)
Components of net periodic cost (benefit):
Service cost	$17	$40
Interest cost	105	253
Expected return on plan assets	(196)	(471)
Settlements	—	16
Plan settlement loss	1,431	—
Net gain recognition	—	—
Net periodic cost (benefit)	$1,357	$(162)
(1)Before tax effects

Beneficial Associate Pension and other postretirement benefit plans
On March 1, 2019, the Company closed the acquisition of Beneficial. At the time of acquisition, the Company assumed the pension plan covering certain eligible Beneficial Associates. The plan was frozen in 2008.
The following disclosures relating to Beneficial pension benefits and other postretirement benefit plans were measured at December 31, 2021:

	2021		2020
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of year	$112,283	$19,302	$102,878	$20,263
Service cost	—	39	—	48
Interest cost	2,100	309	2,910	475
Plan participants' contributions	—	68	—	35
Amendments	(83)	—	—	(202)
Actuarial (loss) gain	(4,420)	(442)	11,499	(520)
Benefits paid	(5,185)	(1,171)	(5,004)	(797)
Benefit obligation at end of year	$104,695	$18,105	$112,283	$19,302
Change in plan assets:
Fair value of plan assets at beginning of year	$111,129	$—	$100,388	$—
Actual return on Plan Assets	2,734	—	15,985	—
Employer contribution	308	1,103	340	762
Participants' contributions	—	68	—	35
Settlements	(83)	—	—	—
Benefits paid	(5,185)	(1,171)	(5,004)	(797)
Administrative expenses	(661)	—	(580)	—
Fair value of plan assets at end of year	$108,242	$—	$111,129	$—
Funded (unfunded) status	$3,547	$(18,105)	$(1,154)	$(19,302)
Amounts recognized in accumulated other comprehensive income(1):
Net loss	$6,882	$87	$6,635	$517
Components of net periodic (benefit) cost:
Service cost	$—	$39	$—	$48
Interest cost	2,100	309	2,910	475
Expected return on plan assets	(6,783)	—	(6,363)	—
Net loss (gain) recognition	27	(11)	4	(205)
Net periodic (benefit) cost	$(4,656)	$337	$(3,449)	$318
(1)Before tax effects

Significant assumptions used to calculate the net periodic benefit cost and obligation for Beneficial postretirement plans as of December 31, 2021 are as follows:

Consolidated Pension Plan	2021	2020
Discount rate for net periodic benefit cost	2.50%	2.91%
Expected return on plan assets	6.25%	6.50%
Discount rate for disclosure obligations	2.82%	3.25%
Beneficial Bank Other Postretirement
Discount rate for net periodic benefit cost	2.32%	3.12%
Discount rate for disclosure obligations	2.70%	2.31%
FMS Other Postretirement
Discount rate for net periodic benefit cost	1.47%	2.61%
Discount rate for disclosure obligations	2.07%	1.49%
Split-Dollar Plan
Discount rate for net periodic benefit cost	1.44%	2.57%
Discount rate for disclosure obligations	2.04%	1.45%
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
During 2022	$5,124	$1,083
During 2023	5,284	1,092
During 2024	6,451	1,095
During 2025	5,236	1,143
During 2026	6,745	1,150
During 2027 through 2031	27,877	5,507
	$56,717	$11,070

The fair values and weighted average asset allocations in plan assets of all pension and postretirement plan assets at December 31, 2021 and 2020 by asset category are as follows:

	Category Used for Fair Value Measurement
	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Percent
Assets:
Mutual Funds:
Large cap	$5,610	$—	$—	$5,610	5.2%
Mid cap	75	—	—	75	0.1
Small cap	59	—	—	59	0.1
International	9,728	—	—	9,728	9.0
Global Managed Volatility	8,640	—	—	8,640	8.0
U.S. Managed Volatility	3,243	—	—	3,243	3.0
Fixed Income	69,194	—	—	69,194	63.9
U.S. Government Agencies	—	11,524	—	11,524	10.6
Accrued Income	169	—	—	169	0.1
Total	$96,718	$11,524	$—	$108,242	100.0%

	Category Used for Fair Value Measurement
	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Percent
Assets:
Mutual Funds:
Large cap	$5,827	$—	$—	$5,827	5.2%
Mid cap	69	—	—	69	0.1
Small cap	61	—	—	61	0.1
International	10,249	—	—	10,249	9.2
Global Managed Volatility	8,970	—	—	8,970	8.1
U.S. Managed Volatility	3,363	—	—	3,363	3.0
Fixed Income	73,071	—	—	73,071	65.8
U.S. Government Agencies	9,345	—	—	9,345	8.4
Accrued Income	174	—	—	174	0.1
Total	$111,129	$—	$—	$111,129	100.0%

As of December 31, 2021, pension and postretirement plan assets were comprised of investments in equity and fixed income mutual funds. The Bank’s consolidated pension plan investment policy provides that assets are to be managed over a long-term investment horizon to ensure that the chances and duration of investment losses are carefully weighed against the long-term potential for asset appreciation. The primary objective of managing a plan’s assets is to improve the plan’s funded status. A secondary financial objective is, where possible, to minimize pension expense volatility. The Company’s pension plan allocates assets based on the plan’s funded status to risk management and return enhancement asset classes. The risk management class is comprised of a long duration fixed income fund while the return enhancement class consists of equity and other fixed income funds. Asset allocation ranges are generally 40% to 80% for risk management and 20% to 60% for return enhancement when the funded status is less than 110%, and 50% to 90% in risk management and 10% to 50% for return enhancement when the funded status reaches 110%, subject to the discretion of the Company. Also, a small portion is maintained in cash reserves when appropriate.
The Company has four additional plans which are no longer being provided to current Associates: (1) a Supplemental Pension Plan with a corresponding liability of $0.4 million and $0.5 million for December 31, 2021 and 2020 respectively; (2) an Early Retirement Window Plan with a corresponding liability of $0.1 million for both December 31, 2021 and 2020; (3) a Supplemental Executive Retirement Plan with a corresponding liability of $1.4 million for both December 31, 2021 and 2020, and; (4) a Post-Retirement Medical Plan with a corresponding liability of $0.1 million for both December 31, 2021 and 2020.

15. INCOME TAXES
The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The Company's income tax provision consists of the following:

	Year ended December 31,
(Dollars in thousands)	2021	2020	2019
Current income taxes:
Federal taxes	$32,836	$57,716	$31,401
State and local taxes	13,421	6,768	7,977
Deferred income taxes:
Federal taxes	37,251	(32,962)	5,987
State and local taxes	2,587	114	1,087
Total	$86,095	$31,636	$46,452
Current federal income taxes include taxes on income that cannot be offset by net operating loss carryforwards.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$19,847	$48,050
Purchase accounting adjustments—loans	10,264	18,084
Reserves and other accruals	16,444	17,115
Investments	2,038	2,045
Derivatives	4,181	5,009
Employee benefit plans	1,340	2,504
Lease liabilities	33,501	34,955
Unrealized losses on available-for-sale securities	10,642	—
Other (1)	479	821
Total deferred tax assets	$98,736	$128,583
Deferred tax liabilities:
Unrealized gains on available-for-sale securities	$—	$(18,997)
Legal settlement	(3,150)	—
Accelerated depreciation	(4,467)	(4,233)
Right of use assets	(30,268)	(31,707)
Deferred loan costs	(230)	(783)
Intangibles	(20,897)	(22,373)
Other (2)	(756)	(1,278)
Total deferred tax liabilities	(59,768)	(79,371)
Net deferred tax asset	$38,968	$49,212
(1)Other deferred tax assets includes deferred gains and net operating losses.
(2)Other deferred tax liabilities includes derivatives and reverse mortgages.
Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. In 2021, such items consisted primarily of $10.6 million of unrealized losses on certain investments in debt and equity securities accounted for under ASC 320 and $1.5 million of unrealized losses related to postretirement benefit obligations accounted for under ASC 715. In 2020, they consisted primarily of $19.0 million of unrealized gains on certain investments in debt and equity securities and $1.6 million of unrealized losses related to postretirement benefit obligations.

Based on the Company's history of prior earnings and its expectations of the future, it is anticipated that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $39.0 million at December 31, 2021.
Pursuant to accounting guidance, The Company is not required to provide deferred taxes on Beneficial’s tax loan loss reserve as of December 31, 1987. As of December 31, 2021, Beneficial had unrecognized deferred income taxes of approximately $1.7 million with respect to this reserve. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Bank’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.
A reconciliation showing the differences between the Company's effective tax rate and the U.S. Federal statutory tax rate is as follows:

	Year ended December 31,
Year Ended December 31,	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	3.9	3.7	3.5
Adjustment to net deferred tax asset for enacted changes in tax laws and rates	—	(1.2)	—
Tax-exempt interest	(0.2)	(0.7)	(0.6)
Bank-owned life insurance income	(0.1)	(0.2)	(0.1)
Excess tax benefits from share-based compensation	(0.1)	—	(1.0)
Nondeductible acquisition costs	0.2	—	0.2
Federal tax credits, net of amortization	(0.5)	(0.8)	(0.2)
Nondeductible compensation	—	—	0.9
Other	(0.1)	—	0.2
Effective tax rate	24.1%	21.8%	23.9%
As a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company recorded $0.4 million of income tax benefit in 2021, compared to less than $0.1 million of income tax expense and $2.0 million of income tax benefit in 2020 and 2019, respectively, related to excess tax benefits from stock compensation. This accounting standard will result in volatility to future effective tax rates.
The Company has $0.5 million of remaining Federal NOLs. Such NOLs expire beginning in 2030 and, due to Internal Revenue Service (IRS) limitations, $0.1 million are being utilized each year. Accordingly, the Company fully expects to utilize all of these NOLs. The Company has no state NOLs.
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
There were no unrecognized tax benefits as of December 31, 2021. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2018 through 2021 tax years are subject to examination as of December 31, 2021, while tax years 2018 through 2021 generally remain subject to examination by state taxing jurisdictions. No federal or state income tax return examinations are currently in process. The Company does not expect to record or realize any material unrecognized tax benefits during 2022.
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
The amortization of the low-income housing credit investments has been reflected as income tax expense in the amount of $3.6 million for the year ended December 31, 2021, compared to $3.3 million and $3.0 million for the years ended December 31, 2020 and December 31, 2019, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2021 were $3.5 million, $3.6 million and $0.7 million respectively. The carrying value of the investment in affordable housing credits is $39.6 million December 31, 2021, compared to $26.6 million December 31, 2020.
16. STOCK-BASED COMPENSATION
The Company's stock incentive plans provide for the granting of stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units (RSUs), and other stock based awards or cash incentives that are consistent with the purpose of the incentive plans and interests of the Company. Upon stockholder approval in 2018, the 2013 Incentive Plan (2013 Plan) was replaced by the 2018 Incentive Plan (2018 Plan). However, outstanding awards under the 2013 Plan remain in effect in accordance with their original terms. The 2018 Plan was amended in 2021 to increase the number of shares of Common Stock available for issuance. The 2018 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2018 Plan is 3,000,000, of which 1,584,835 shares were available for future grants at December 31, 2021. Generally, all time-based awards become fully vested and outstanding stock options and stock appreciation rights become exercisable immediately in the event of a change in control, as defined in the plans.
Total stock-based compensation expense recognized was $6.3 million ($4.8 million after tax) for 2021, $3.1 million ($2.5 million after tax) for 2020, and $4.5 million ($3.4 million after tax) for 2019. As part of the expense calculation, the Company has elected to recognize forfeitures as they occur. Stock-based compensation expense related to awards granted to Associates is recorded in Salaries, benefits and other compensation; expense related to awards granted to directors is recorded in Other operating expense in the Company's Consolidated Statements of Income.
Stock Options
Stock options are granted with an exercise price not less than the fair market value of the Company's common stock on the date of the grant. All stock options granted during 2021, 2020, and 2019 vest in 25% per annum increments, start to become exercisable in April of the year following the year of grant, and expire between five and seven years from the grant date. New shares are issued upon the exercise of options.
The Company determines the grant date fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are subjective. Significant assumptions used to determine 2021, 2020, and 2019 grant date fair value included expected term, which was derived from historical exercise patterns and represents the amount of time that stock options granted are expected to be outstanding; volatility, measured using the fluctuation in month end closing stock prices over a period which corresponds with the average expected option life; a weighted-average risk-free rate of return (zero coupon treasury yield); and a dividend yield indicative of the Company's current dividend rate. The assumptions used to determine the grant date fair value for options issued during 2021, 2020, and 2019 are presented below:

	2021	2020	2019
Expected term (in years)	5.5	5.5	5.5
Volatility	23.9%	25.0%	23.6%
Weighted-average risk-free interest rate	1.16%	1.06%	2.50%
Dividend yield	1.33%	1.39%	1.02%

A summary of option activity as of December 31, 2021, and changes during the year the ended December 31, 2021, is presented below:

	2021
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Stock Options:
Outstanding at beginning of year	449,761	$36.80	4.16	$3,910
Plus: Granted	105,164	51.84
Less: Exercised	(69,873)	25.64
Forfeited	(19,628)	48.15
Outstanding at end of year	465,424	41.39	4.52	4,243
Nonvested at end of year	245,462	43.28	2.57	1,680
Exercisable at end of year	219,962	39.29	3.49	2,398
The weighted-average fair value of options granted was $10.44 in 2021, $7.19 in 2020 and $10.26 in 2019. The aggregate intrinsic value of options exercised was $1.9 million in 2021, $1.8 million in 2020, and $12.3 million in 2019.
The following table summarizes the non-vested stock option activity during the year the ended December 31, 2021:

	2021
	Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Stock Options:
Nonvested at beginning of period	242,158	$38.66	$8.51
Plus: Granted	105,164	51.84	10.44
Less: Vested	(101,860)	41.14	9.10
Forfeited	—	—	—
Nonvested at end of period	245,462	43.28	9.09
The total amount of unrecognized compensation cost related to non-vested stock options as of December 31, 2021 was $1.4 million. The weighted-average period over which the expense is expected to be recognized is 2.57 years. During 2021, the Company recognized $1.1 million of compensation expense related to these awards.
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
The weighted-average fair value of RSUs granted was $45.64 in 2021, $37.52 in 2020, and $43.28 in 2019. The total amount of compensation cost to be recognized relating to nonvested restricted stock units as of December 31, 2021 was $7.1 million. The weighted-average period over which the cost is expected to be recognized is 2.4 years. During 2021, the Company recognized $5.3 million of compensation cost related to these awards. The following table summarizes the Company’s RSUs and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2020	209,607	$39.66
Plus: Granted	119,714	45.64
Less: Vested	(85,286)	42.18
Forfeited	(8,194)	44.47
Balance at December 31, 2021	235,841	41.62
The total fair value of RSUs that vested was $1.9 million in 2021, $1.9 million in 2020, and $1.5 million in 2019.

Integration Performance RSU Plan: In February 2019, the Board of Directors approved the Integration Performance RSU Plan (“the Integration Plan”), in which certain senior executives were granted awards based on the achievement of three defined goals measuring the success of the integration of Beneficial and execution of the Company's strategic goals over the five-year period ending 2023. The Plan provides for a three-year performance achievement period beginning in 2021 and ending in 2023. If any or all of a portion of RSUs vest prior to 2023, there will be an additional time-based vesting requirement though the end of 2023. The Performance RSUs were granted on February 28, 2019, and the Company accrues expense for this Plan based on the estimated probability of achievement of the three defined performance goals. During 2021, the Company recognized $0.3 million of compensation expense related to these awards.
Beneficial Acquisition Success Plan: On December 10, 2020, the Board of Directors approved the Beneficial Acquisition Success Plan (the “Success Plan”), which is designed to recognize and reward the Company’s achievement of certain key measures of near-term success related to Beneficial and the efforts of the Company’s senior leaders and the value of such success to the Company’s longer term performance. The key measures of success related to Beneficial include acquisition economics, one-time acquisition costs, banking location integration and optimization, customer deposit retention, and cost synergies. Awards under the Success Plan have been awarded as RSUs vesting in equal annual installments over three years. The Company granted 66,703 RSUs under the Success Plan on December 10, 2020. During 2021, the Company recognized $1.1 million of compensation expense related to these awards.
Awards from both the Integration Plan and the Success Plan will be issued under the Company’s 2018 Incentive Plan.
17. COMMITMENTS AND CONTINGENCIES
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
The following represents a summary of off-balance sheet financial instruments at year-end:

	December 31,
(Dollars in thousands)	2021	2020
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$403,767	$406,639
Commercial mortgage loan commitments	91,871	100,729
Commercial loan commitments	1,088,098	1,083,512
Owner-occupied commercial commitments	74,846	70,155
Commercial standby letters of credit	92,048	95,897
Residential loan commitments	6,815	2,842
Consumer loan commitments	731,850	591,856
Total	$2,489,295	$2,351,630
At December 31, 2021, the Company had total commitments to extend credit of $2.5 billion. Commitments for consumer lines of credit were $731.9 million of which, $600.7 million were secured by real estate. Residential loan commitments generally have closing dates within a one month period but can be extended to six months. Not reflected in the table above are commitments to sell residential loans of $57.9 million and $91.9 million at December 31, 2021 and 2020, respectively.

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
Secondary Market Loan Sales
The Company typically sells newly originated residential loans in the secondary market to mortgage loan aggregators and on a more limited basis, to GSEs, such as FHLMC, FNMA, and the FHLB. Loans held for sale are reflected on the Consolidated Statements of Financial Condition at their fair value with changes in the value reflected in the Consolidated Statements of Income. Gains and losses are recognized at the time of sale. The Company periodically retains the servicing rights on residential loans sold which results in monthly service fee income. The mortgage servicing rights are included in Intangible assets in the Consolidated Statements of Financial Condition. Otherwise, the Company sells loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that the Company intends to sell in the secondary market are accounted for as derivatives under ASC 815, Derivatives and Hedging (ASC 815).
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential loan sales. These provisions may include either an indemnification from loss or the repurchase of loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no repurchases for the years ended December 31, 2021 and 2020.
Unfunded Lending Commitments
At December 31, 2021 and December 31, 2020, the allowance for credit losses of unfunded lending commitments was $7.4 million and $8.2 million, respectively. A provision release for unfunded lending commitments of $0.8 million was recognized during the year ended December 31, 2021, and a provision expense for unfunded lending commitments of $3.7 million was recognized during year ended December 31, 2020.

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

The following tables present financial instruments carried at fair value as of December 31, 2021 and December 31, 2020 by level in the valuation hierarchy (as described above):

	December 31, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$575,766	$—	$575,766
FNMA MBS	—	4,245,684	—	4,245,684
FHLMC MBS	—	145,528	—	145,528
GNMA MBS	—	17,936	—	17,936
GSE agency notes	—	220,397	—	220,397
Other assets	—	5,153	—	5,153
Total assets measured at fair value on a recurring basis	$—	$5,210,464	$—	$5,210,464
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,039	$20,252	$23,291
Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$10,518	$10,518
Other real estate owned	—	—	2,320	2,320
Loans held for sale	—	113,349	—	113,349
Total assets measured at fair value on a nonrecurring basis	$—	$113,349	$12,838	$126,187

	December 31, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$471,325	$—	$471,325
FNMA MBS	—	1,598,970	—	1,598,970
FHLMC MBS	—	202,893	—	202,893
GNMA MBS	—	23,762	—	23,762
GSE agency notes	—	232,107	—	232,107
Other assets	—	14,448	—	14,448
Total assets measured at fair value on a recurring basis	$—	$2,543,505	$—	$2,543,505
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$8,218	$24,039	$32,257
Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$9,541	$9,541
Other real estate owned	—	—	3,061	3,061
Loans held for sale	—	197,541	—	197,541
Total assets measured at fair value on a nonrecurring basis	$—	$197,541	$12,602	$210,143

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
Other investments
Other investments includes equity investments without readily determinable fair values and equity method investments, which are categorized as Level 3. The Company's equity investments without readily determinable fair values are held at cost, and are adjusted for any observable transactions during the reporting period and its equity method investments are initially recorded at cost based on the Company’s percentage ownership in the investee, and are adjusted to reflect the recognition of the Company’s proportionate share of income or loss of the investee based on the investee’s earnings.
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
Loans and leases
Loans and leases are segregated by portfolio segments with similar financial characteristics (see Note 2). The fair values of loans and leases, with the exception of reverse mortgages, are estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair values of reverse mortgages are based on the net present value of the expected cash flows using a discount rate specific to the reverse mortgages portfolio. The fair value of nonperforming loans is based on recent external appraisals of the underlying collateral, if the loan is collateral dependent. Estimated cash flows, discounted using a rate commensurate with current rates and the risk associated with the estimated cash flows, are used if appraisals are not available. This technique does contemplate an exit price.

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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $13.1 million and $12.8 million at December 31, 2021 and December 31, 2020, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

(Dollars in thousands)	December 31, 2021
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$10,518	Observed market comparable transactions	Period of observed transactions	May 2021
Other real estate owned	$2,320	Fair market value of collateral	Costs to sell	10.0%
Other liabilities	$20,252	Discounted cash flow	Timing of Visa litigation resolution	1.75 - 6.75 years (4.50 years or 4Q 2025)

The book value and estimated fair value of the Company's financial instruments are as follows:

		December 31,
	Fair Value Measurement	2021		2020
(Dollars in thousands)		Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	Level 1	$1,532,939	$1,532,939	$1,654,735	$1,654,735
Investment securities, available for sale	Level 2	5,205,311	5,205,311	2,529,057	2,529,057
Investment securities, held to maturity, net	Level 2	90,642	94,131	111,741	116,421
Other investments	Level 3	10,518	10,518	9,541	9,541
Loans, held for sale	Level 2	113,349	113,349	197,541	197,541
Loans and leases, net(1)	Level 3	7,791,482	7,723,867	8,795,935	9,130,003
Stock in FHLB of Pittsburgh	Level 2	6,073	6,073	5,771	5,771
Accrued interest receivable	Level 2	41,596	41,596	44,335	44,335
Other assets	Level 2	5,153	5,153	14,448	14,448
Financial liabilities:
Deposits	Level 2	$13,240,062	$13,236,816	$11,856,664	$11,868,897
Borrowed funds	Level 2	239,477	225,119	340,641	340,106
Standby letters of credit	Level 3	674	674	630	630
Accrued interest payable	Level 2	736	736	1,450	1,450
Other liabilities	Levels 2, 3	23,291	23,291	32,257	32,257
(1)Includes reverse mortgage loans.
At December 31, 2021 and December 31, 2020 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of December 31, 2021.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives not designated as hedging instruments:
Interest rate products	$54,834	Other assets	$2,625
Interest rate products	54,834	Other liabilities	(2,847)
Risk participation agreements	4,214	Other liabilities	(3)
Interest rate lock commitments with customers	102,264	Other assets	1,991
Interest rate lock commitments with customers	12,813	Other liabilities	(73)
Forward sale commitments	63,664	Other assets	537
Forward sale commitments	67,032	Other liabilities	(116)
Financial derivative related to sales of certain Visa Class B shares	113,177	Other liabilities	(20,252)
Total derivatives	$472,832		$(18,138)

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
In 2020, the Company terminated its three interest rate derivatives that were designated as cash flow hedges for a net gain of $1.3 million, recognized in accumulated other comprehensive income (loss). Hedge accounting was discontinued, and the net gain in accumulated comprehensive income (loss) is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continues to be probable, the $1.3 million net gain will be recognized into earnings on a straight-line basis over each derivative's original contract term. During the next twelve months, the Company estimates that $0.2 million will be reclassified as an increase to interest income. During the year ended December 31, 2021, $0.5 million was reclassified into interest income.
The table below presents the effect of the cash flow hedges on the Consolidated Statements of Income for the year ended December 31, 2020 and 2019.

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019
Interest Rate Products	$1,560	$1,877	Interest income
Total	$1,560	$1,877
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
At December 31, 2021 and December 31, 2020, there were 261 and 234 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $1.1 billion at both December 31, 2021 and December 31, 2020. At December 31, 2021, the swap transactions remaining maturities ranged from under 1 year to 14 years. At December 31, 2021, 193 of these customer swaps were in a paying position to third parties for $35.8 million, with our swap guarantees having a fair value of $13.1 million. At December 31, 2020, 231 of these customer swaps were in a paying position to third parties for $81.6 million, with the Company's swap guarantees having a fair value of $12.8 million. However, for both periods, none of the Company's customers were in default of the swap agreements.

Derivative Financial Instruments from Mortgage Banking Activities
Derivative financial instruments related to mortgage banking activities are recorded at fair value and are not designated as accounting hedges. This includes commitments to originate certain fixed-rate residential loans to customers, also referred to as interest rate lock commitments. The Company may also enter into forward sale commitments to sell loans to investors at a fixed price at a future date and trade asset-backed securities to mitigate interest rate risk.
The table below presents the effect of the derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019.

	Amount of (Loss) or Gain Recognized in Income			Location of (Loss) or Gain Recognized in Income
(Dollars in thousands)	Year Ended December 31,
Derivatives Not Designated as a Hedging Instrument	2021	2020	2019
Interest Rate Lock Commitments	$(6,218)	$6,490	$1,399	Mortgage banking activities, net
Forward Sale Commitments	3,263	(12,226)	(1,359)	Mortgage banking activities, net
Total	$(2,955)	$(5,736)	$40
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
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $6.2 million in securities and $5.1 million in cash against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value.
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
There was one related party loan exceeding $0.5 million originated and sold during the year ended December 31, 2021 as compared to two related party loans exceeding $0.5 million originated and sold during the year ended December 31, 2020. During 2021, all new loans and credit line advances to related parties were $0.8 million and repayments were less than $0.1 million. The outstanding balances of loans to related parties at December 31, 2021 and 2020 were $0.4 million and $0.2 million, respectively.
Total deposits from related parties at December 31, 2021 and 2020 were $5.8 million and $8.3 million, respectively.

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

The following tables show segment results for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31, 2021
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$447,542	$—	$8,827	$456,369
Noninterest income	79,310	42,818	63,352	185,480
Total external customer revenues	526,852	42,818	72,179	641,849
Inter-segment revenues:
Interest income	3,460	1,088	12,002	16,550
Noninterest income	15,988	1,240	1,354	18,582
Total inter-segment revenues	19,448	2,328	13,356	35,132
Total revenue	546,300	45,146	85,535	676,981
External customer expenses:
Interest expense	22,058	—	662	22,720
Noninterest expenses	328,277	29,465	20,774	378,516
(Recovery of) provision for credit losses	(113,715)	—	(3,372)	(117,087)
Total external customer expenses	236,620	29,465	18,064	284,149
Inter-segment expenses
Interest expense	13,090	856	2,604	16,550
Noninterest expenses	2,594	4,636	11,352	18,582
Total inter-segment expenses	15,684	5,492	13,956	35,132
Total expenses	252,304	34,957	32,020	319,281
Income before taxes	$293,996	$10,189	$53,515	$357,700
Income tax provision				86,095
Consolidated net income				$271,605
Net loss attributable to noncontrolling interest				163
Net income attributable to WSFS				$271,442
Supplemental Information
Capital expenditures for the period ended	$6,344	$232	$—	$6,576

	Year Ended December 31, 2020
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$505,258	$—	$9,147	$514,405
Noninterest income	110,585	40,899	49,541	201,025
Total external customer revenues	615,843	40,899	58,688	715,430
Inter-segment revenues:
Interest income	4,930	851	10,747	16,528
Noninterest income	13,038	835	1,832	15,705
Total inter-segment revenues	17,968	1,686	12,579	32,233
Total revenue	633,811	42,585	71,267	747,663
External customer expenses:
Interest expense	46,428	—	2,022	48,450
Noninterest expenses	310,799	28,421	29,624	368,844
Provision for credit losses	149,453	—	3,727	153,180
Total external customer expenses	506,680	28,421	35,373	570,474
Inter-segment expenses
Interest expense	11,598	1,580	3,350	16,528
Noninterest expenses	2,667	3,340	9,698	15,705
Total inter-segment expenses	14,265	4,920	13,048	32,233
Total expenses	520,945	33,341	48,421	602,707
Income before taxes	$112,866	$9,244	$22,846	$144,956
Income tax provision				31,636
Consolidated net income				$113,320
Net loss attributable to noncontrolling interest				(1,454)
Net income attributable to WSFS				$114,774
Supplemental Information
Capital expenditures for the period ended	$6,499	$420	$240	$7,159

	Year Ended December 31, 2019
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$510,492	$—	$10,600	$521,092
Noninterest income	92,898	51,143	44,068	188,109
Total external customer revenues	603,390	51,143	54,668	709,201
Inter-segment revenues:
Interest income	12,380	—	17,081	29,461
Noninterest income	9,654	890	902	11,446
Total inter-segment revenues	22,034	890	17,983	40,907
Total revenue	625,424	52,033	72,651	750,108
External customer expenses:
Interest expense	71,158	—	4,986	76,144
Noninterest expenses	348,351	35,377	29,399	413,127
Provision for loan and lease losses	24,884	—	676	25,560
Total external customer expenses	444,393	35,377	35,061	514,831
Inter-segment expenses
Interest expense	17,081	78,080	4,572	29,461
Noninterest expenses	1,792	2,754	6,900	11,446
Total inter-segment expenses	18,873	10,562	11,472	40,907
Total expenses	463,266	45,939	46,533	555,738
Income before taxes	$162,158	$6,094	$26,118	$194,370
Income tax provision				46,452
Consolidated net income				$147,918
Net loss attributable to noncontrolling interest				(891)
Net income attributable to WSFS				$148,809
Supplemental Information
Capital expenditures for the period ended	$11,806	$2,120	$272	$14,198

The following table shows significant components of segment net assets as of December 31, 2021 and 2020:

	December 31,
	2021				2020
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Cash and cash equivalents	$1,039,046	$477,806	$16,087	$1,532,939	$1,246,394	$397,878	$10,463	$1,654,735
Goodwill	452,629	—	20,199	472,828	452,629	—	20,199	472,828
Other segment assets	13,481,370	6,785	283,405	13,771,560	11,963,345	6,997	236,009	12,206,351
Total segment assets	$14,973,045	$484,591	$319,691	$15,777,327	$13,662,368	$404,875	$266,671	$14,333,914

22. PARENT COMPANY FINANCIAL INFORMATION
Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Income:
Interest income	$357	$356	$5,589
Realized loss on sale of equity investment	(706)	—	—
Unrealized gains (losses) on equity investments, net	5,389	(1,617)	3,646
Other noninterest income	4,759	208,762	240,408
	9,799	207,501	249,643
Expense:
Interest expense	7,771	6,748	7,490
Other operating expense	7,508	2,553	259
	15,279	9,301	7,749
(Loss) income before equity in undistributed income of subsidiaries	(5,480)	198,200	241,894
Equity in undistributed income (loss) of subsidiaries	276,208	(84,346)	(92,020)
Income before taxes	270,728	113,854	149,874
Income tax (benefit) provision	(714)	(920)	1,065
Net income attributable to WSFS	$271,442	$114,774	$148,809

Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2021	2020
Assets:
Cash and cash equivalents	$103,708	$244,925
Investment in subsidiaries	2,045,080	1,862,970
Investment in the Trust	2,011	2,011
Other assets	4,514	4,728
Total assets	$2,155,313	$2,114,634
Liabilities:
Trust preferred borrowings	$67,011	$67,011
Senior debt	147,939	246,617
Accrued interest payable	298	581
Other liabilities	966	8,699
Total liabilities	216,214	322,908
Stockholders’ equity:
Common stock	577	576
Capital in excess of par value	1,058,997	1,053,022
Accumulated other comprehensive (loss) income	(37,768)	56,007
Retained earnings	1,224,614	977,414
Treasury stock	(307,321)	(295,293)
Total stockholders’ equity of WSFS	1,939,099	1,791,726
Total liabilities and stockholders’ equity of WSFS	$2,155,313	$2,114,634

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Operating activities:
Net income attributable to WSFS	$271,442	$114,774	$148,809
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(276,208)	84,346	92,020
Realized loss on sale of equity investments	706	—	—
Unrealized (gains) losses on equity investments	(5,389)	1,617	(3,646)
Decrease (increase) in other assets	10,910	(4,537)	3,538
(Decrease) increase in other liabilities	(6,690)	7,684	6,012
Net cash (used for) provided by operating activities	$(5,229)	$203,884	$246,733
Investing activities:
Net cash for business combinations	$—	$—	$(93,990)
Net cash used for investing activities	$—	$—	$(93,990)
Financing activities:
Issuance of common stock and exercise of common stock options	$1,522	$2,032	$7,755
Issuance of senior debt	—	147,780	—
Redemption of senior debt	(100,000)	—	—
Purchase of treasury stock	(13,268)	(155,832)	(97,186)
Dividends paid	(24,242)	(24,369)	(22,463)
Net cash used for financing activities	$(135,988)	$(30,389)	$(111,894)
(Decrease) increase in cash and cash equivalents	$(141,217)	$173,495	$40,849
Cash and cash equivalents at beginning of period	244,925	71,430	30,581
Cash and cash equivalents at end of period	$103,708	$244,925	$71,430

23. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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
Changes to accumulated other comprehensive income (loss) by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, December 31, 2018	$(14,553)	$779	$834	$(2,454)	$—	$(15,394)
Other comprehensive income (loss) before reclassifications	41,733	(2)	(4,045)	1,877	—	39,563
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(253)	(309)	(106)	—	—	(668)
Net current-period other comprehensive income (loss)	41,480	(311)	(4,151)	1,877	—	38,895
Balance, December 31, 2019	$26,927	$468	$(3,317)	$(577)	$—	$23,501
Other comprehensive income (loss) before reclassifications	39,853	—	(1,445)	1,560	(9)	39,959
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(6,898)	(192)	(26)	(337)	—	(7,453)
Net current-period other comprehensive income (loss)	32,955	(192)	(1,471)	1,223	(9)	32,506
Balance, December 31, 2020	$59,882	$276	$(4,788)	$646	$(9)	$56,007
Other comprehensive (loss) income before reclassifications	(93,503)	—	162	—	362	(92,979)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(252)	(101)	(65)	(378)	—	(796)
Net current-period other comprehensive income (loss)	(93,755)	(101)	97	(378)	362	(93,775)
Balance, December 31, 2021	$(33,873)	$175	$(4,691)	$268	$353	$(37,768)
(1) Cash flow hedges were terminated as of April 1, 2020.

Components of other comprehensive income that impact the Consolidated Statements of Income are presented in the table below.

	Twelve Months Ended December 31,			Affected line item in Consolidated Statements of Income
(Dollars in thousands)	2021	2020	2019
Securities available-for-sale:
Realized gains on securities transactions	$(331)	$(9,076)	$(333)	Securities gains, net
Income taxes	79	2,178	80	Income tax provision
Net of tax	$(252)	$(6,898)	$(253)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$(133)	$(251)	$(407)	Interest and dividends on investment securities
Income taxes	32	59	98	Income tax provision
Net of tax	$(101)	$(192)	$(309)
Amortization of defined benefit pension plan-related items:
Prior service (credits) costs	$(85)	$(266)	$(76)
Actuarial gains	—	(47)	(63)
Total before tax	$(85)	$(313)	$(139)	Salaries, benefits and other compensation
Income taxes	20	75	33	Income tax provision
Net of tax	$(65)	$(238)	$(106)
Defined benefit pension plan settlement:
Realized losses on plan settlement	$—	$279	$—	Other operating expense
Income taxes	—	(67)	—	Income tax provision
Net of tax	$—	$212	$—
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	$(497)	$(444)	$—	Interest and fees on loans and leases
Income taxes	119	107	—	Income tax provision
Net of tax	$(378)	$(337)	$—
Total reclassifications	$(796)	$(7,453)	$(668)

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
As previously disclosed, on February 27, 2018, the Company entered into a settlement agreement with Universitas Education, LLC (Universitas) to resolve arbitration claims related to services provided by Christiana Bank and Trust Company (CB&T), as Insurance Trustee of the Charter Oak Trust, prior to CB&T's acquisition by the Company in December 2010. In accordance with the litigation settlement, the Company paid Universitas $12.0 million to fully settle the claims. During the third quarter of 2018, WSFS recovered $7.9 million in settlement and legal costs from insurance carriers that provided coverage relating to the Universitas matter. Thereafter, WSFS filed suit to recover the remaining amounts relating to the Universitas proceeding, including the Universitas settlement payment, legal fees and related costs, by enforcing the indemnity right in the 2010 purchase agreement by which WSFS acquired CB&T. In the fourth quarter of 2021, WSFS agreed to a $15.0 million settlement of the indemnity litigation, which with prior recoveries, resulted in a complete recovery of the $12.0 million paid to Universitas and of all litigation costs incurred by WSFS in the Universitas arbitration and all related lawsuits, including the indemnity litigation, plus an amount allocable to prejudgment interest.
In March 2017, Nature’s Healing Trust (NHT) filed a complaint against WSFS Bank in the Delaware Court of Chancery. NHT asserts that WSFS Bank failed to provide timely notice concerning the possible lapse of two life settlement policies (aggregate face amount of $6.3 million) held in the trust. NHT asserted claims against WSFS Bank for breach of contract, breach of fiduciary duty, and negligence, and sought the face value of the policies. WSFS Bank disputed the factual allegations and denied liability. On August 5, 2021, WSFS Bank reached a settlement with NHT, under which WSFS paid no damages and each of the parties agreed to dismiss and release all of their claims against the other. The parties incurred their own attorney's fees and costs.
There were no material changes or additions to other significant pending legal or other proceedings involving the Company other than those arising out of routine operations.
25. SUBSEQUENT EVENTS
The Company evaluated subsequent events in accordance with ASC Topic 855 and determined that the following qualifies as a non-recognized subsequent event:

Bryn Mawr Trust Acquisition

On January 1, 2022, WSFS, the parent holding company of WSFS Bank, completed its previously announced merger with Bryn Mawr Bank Corporation (BMBC), pursuant to the Agreement and Plan of Merger, dated as of March 9, 2021, by and between WSFS and BMBC, a Pennsylvania corporation and the parent holding company of The Bryn Mawr Trust Company (collectively, "Bryn Mawr Trust").

The purchase price consideration of $908 million was made at closing; however, due to the limited time since the closing, the related acquisition accounting is incomplete at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2021, the Corporation’s internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s Consolidated Financial Statements as of and for the year ended December 31, 2021 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021, as stated in their reports, which are included herein.

/s/ Rodger Levenson	/s/ Dominic C. Canuso
Rodger Levenson	Dominic C. Canuso
Chairman, President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
WSFS Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited WSFS Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 1, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings “Director Nominees,” “Other Continuing Directors,” “Executive Management,” “Security Ownership of Certain Beneficial Owners and Management” and “Committees” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the Proxy Statement).
We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A copy of the Code of Ethics is posted on our website at www.wsfsbank.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings “Executive Compensation Discussion and Analysis” and “Compensation of our Board of Directors” in the Proxy Statement.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the discussion responsive thereto under the heading “Transactions with Related Parties” and “Independence” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the discussion responsive thereto under the heading “Audit Services” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Listed below are all financial statements and exhibits filed as part of this report, and which are herein incorporated by reference.

1
The Consolidated Statements of Financial Condition of WSFS Financial Corporation and subsidiaries as of December 31, 2021 and 2020, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2021, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

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
4.2
Senior Debt Indenture, dated as of August 27, 2012, by and between WSFS Financial Corporation and U.S. Bank National Association, as trustee is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on August 27, 2012.

4.3
Third Supplemental Indenture, dated as of December 8, 2020, by and between WSFS Financial Corporation and U.S. Bank National Association, as trustee is incorporated herein by reference to Exhibit 4.2 to of the Registrant’s Form 8-K filed on December 8, 2020.

4.4	Form of 2.75% Fixed-to-Floating Rate Senior Notes due 2030 is incorporated herein by reference to Exhibit A of Exhibit 4.2 to the Registrant’s Form 8-K filed on December 8, 2020.
4.5
Indenture, dated August 6, 2015, by and between Bryn Mawr Bank Corporation and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to Bryn Mawr Bank Corporation's Form 8-K filed with the SEC on August 7, 2015.

4.6	First Supplemental Indenture, dated as of January 1, 2022 by and among WSFS Financial Corporation, Bryn Mawr Bank Corporation and U.S. Bank National Association, as trustee. +
4.7
Forms of 4.75% Subordinated Note due 2025, incorporated by reference to Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 to Bryn Mawr Bank Corporation's Form 8-K filed with the SEC on August 7, 2015.

4.8
Indenture, dated as of December 13, 2017 between Bryn Mawr Bank Corporation and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to Bryn Mawr Bank Corporation's Form 8-K filed with the SEC on December 13, 2017.

4.9
First Supplemental Indenture, dated as of December 13, 2017 between Bryn Mawr Bank Corporation and U.S. Bank National Association as trustee, incorporated by reference to Exhibit 4.2 to Bryn Mawr Bank Corporation's Form 8-K filed with the SEC on December 13, 2017.

4.10	Second Supplemental Indenture, dated as of January 1, 2022 by and among WSFS Financial Corporation, Bryn Mawr Bank Corporation and U.S. Bank National Association, as trustee. +
4.11
Form of 4.25% Fixed-to-Floating Rate Subordinated Note due December 15, 2027 , incorporated by reference to Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to Bryn Mawr Bank Corporation's Form 8-K filed with the SEC on December 13, 2017.

4.12
Form of Junior Subordinated Debt Security Due December 15, 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as institutional trustee, dated October 27, 2004, incorporated by reference to Exhibit A of the Indenture filed as Exhibit 10.1 to Royal Bancshares of Pennsylvania, Inc.'s Current Report on Form 8-K filed with the SEC on November 1, 2004.

4.13
Form of Junior Subordinated Debt Security Due December 15, 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as institutional trustee, dated October 27, 2004, incorporated by reference to Exhibit A to the Indenture filed as Exhibit 10.2 to Royal Bancshares of Pennsylvania, Inc.'s Current Report on Form 8-K filed with the SEC on November 1, 2004.

4.14
Indenture, dated October 27, 2004 by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as trustee, incorporated by reference to Exhibit 10.1 to Royal Bancshares of Pennsylvania, Inc.'s Current Report on Form 8-K filed with the Commission on November 1, 2004.

Exhibit Number	Description of Document
4.15	Second Supplemental Indenture, dated as of January 1, 2022, by and among WSFS Financial Corporation, Bryn Mawr Bank Company, and The Bank of New York Mellon Trust Company, as trustee. +
4.16
Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as trustee, dated October 27, 2004, incorporated by reference to Exhibit 10.2 to Royal Bancshares of Pennsylvania, Inc.'s Current Report on Form 8-K filed with the Commission on November 1, 2004.

4.17	Second Supplemental Indenture, dated as of January 1, 2022, by and among WSFS Financial Corporation, Bryn Mawr Bank Company, and The Bank of New York Mellon Trust Company, as trustee. +
4.18
Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as guarantee trustee, dated October 27, 2004, incorporated by reference to Exhibit 10.3 to Royal Bancshares of Pennsylvania, Inc.'s Current Report on Form 8-K filed with the Commission on November 1, 2004.

4.19
Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as guarantee trustee, October 27, 2004, incorporated by reference to Exhibit 10.4 to Royal Bancshares of Pennsylvania, Inc.'s Current Report on Form 8-K filed with the Commission on November 1, 2004.

10.1
WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated February 28, 2008, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.2
Amendment to the WSFS Financial Corporation Severance Policy for Executive Vice Presidents dated December 31, 2008, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.3	Amendment to the WSFS Financial Corporation Executive Severance Policy for Chief Executive Officer and Executive Vice Presidents dated December 10, 2020.
10.4
WSFS Financial Corporation’s 2013 Incentive Plan is incorporated herein by reference to appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14-A for the 2013 Annual Meeting of Stockholders.

10.5
WSFS Financial Corporation's 2018 Incentive Plan, as amended on March 23, 2021, is incorporated herein by reference to the Appendix of the Registrant's Definitive Proxy Statement on Schedule 14-A for the 2021 Annual Meeting of Stockholders.

10.6
Agreement and Plan of Reorganization, dated as of August 7, 2018, as amended on November 1, 2018, by and between WSFS Financial Corporation and Beneficial Bancorp, Inc., incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form S-4/A filed on November 2, 2018.

10.7
Letter Agreement, dated as of August 7, 2018, by and between WSFS Financial Corporation and Gerard P. Cuddy, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 5, 2019.

10.8	Supplemental Pension and Retirement Plan of Beneficial Bank, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.
10.9	Beneficial Bank Stock-Based Deferral Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.
10.10
Amended and Restated Beneficial Bank Elective Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.

10.11
Transition Agreement, by and between the Registrant and Mark A. Turner, dated as of December 15, 2019 is incorporated herein by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019.

21	Subsidiaries of Registrant+
23	Consent of KPMG LLP+
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.INS	XBRL Instance Document **
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022 is formatted in Inline XBRL.

+ Filed herewith

*Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.
** Submitted as Exhibits 101 to this Annual Report on Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.
Exhibits 10.1 through 10.5 represent management contracts or compensatory plan arrangements.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date:	March 1, 2022	BY:	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 1, 2022	BY:	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Date:	March 1, 2022	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	March 1, 2022	BY:	/s/ Francis B. Brake
Francis B. Brake
Director

Date:	March 1, 2022	BY:	/s/ Karen Dougherty Buchholz
Karen Dougherty Buchholz
Director

Date:	March 1, 2022	BY:	/s/ Diego F. Calderin
Diego F. Calderin
Director

Date:	March 1, 2022	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	March 1, 2022	BY:	/s/ Michael J. Donahue
Michael J. Donahue
Director

Date:	March 1, 2022	BY:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont
Director

Date:	March 1, 2022	BY:	/s/ Nancy J. Foster
Nancy J. Foster
Director

Date:	March 1, 2022	BY:	/s/ Christopher T. Gheysens
Christopher T. Gheysens
Director

Date:	March 1, 2022	BY:	/s/ Francis J. Leto
Francis J. Leto
Director

Date:	March 1, 2022	BY:	/s/ Lynn B. McKee
Lynn B. McKee
Director

Date:	March 1, 2022	BY:	/s/ David G. Turner
David G. Turner
Director

Date:	March 1, 2022	BY:	/s/ Mark A. Turner
Mark A. Turner
Director

Date:	March 1, 2022	BY:	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and Chief Financial Officer

Date:	March 1, 2022	BY:	/s/ Charles K. Mosher
Charles K. Mosher
Senior Vice President and Chief Accounting Officer