Form 10-Q
period 2022-03-31
WSFS FINANCIAL CORP
filed 2022-05-10
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 64,676,475 shares as of May 2, 2022.

WSFS FINANCIAL CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and exhibits hereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which the Company operates and in which its loans are concentrated, including possible declines in housing markets, an increase in unemployment levels, interest rates, supply chain issues and inflation, and slowdowns in economic growth, including as a result of the novel coronavirus and its variants (COVID-19) pandemic;
•possible additional loan losses and impairment of the collectability of loans;
•the economic and financial impact of federal, state and local emergency orders, vaccine mandates and other actions taken in response to the COVID-19 pandemic;
•the continuation of these conditions related to the COVID-19 pandemic, including whether due to a resurgence or additional waves of COVID-19 infections or variants thereof, particularly as the geographic areas in which we operate continue to re-open, and how quickly and to what extent normal economic and operating conditions can resume, and the potential waning of vaccine effectiveness or effects of low vaccination rates;
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
•conditions in the financial markets, including the destabilized economic environment caused by the COVID-19 pandemic, the changing interest rate environment and inflation, that may limit the Company’s access to additional funding to meet its liquidity needs;
•the discontinued publication of London Inter-Bank Offered Rate (LIBOR) and the transition to an alternative reference interest rate, such as the Secured Overnight Financing Rate (SOFR), including methodologies for calculating the rate that are different from the LIBOR methodology and changed language for existing and new floating or adjustable rate contracts;
•the success of the Company's growth plans, including its plans to grow the commercial small business leasing, residential, small business and Small Business Administration (SBA) portfolios and wealth management business following its recent acquisition of Bryn Mawr Bank Corporation (BMBC or Bryn Mawr Trust);
•the Company’s ability to successfully integrate and fully realize the cost savings and other benefits of its acquisitions, manage risks related to business disruption following those acquisitions, and post-acquisition Customer acceptance of the Company’s products and services and related Customer disintermediation, including its recent acquisition of BMBC (the BMBC Merger);
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
•the effects of weather, including climate change, and natural disasters such as floods, droughts, wind, tornadoes and hurricanes as well as effects from geopolitical instability, armed conflicts, public health crises and man-made disasters including terrorist attacks;
•the effects of regional or national civil unrest (including any resulting branch or ATM closures or damage);
•additional credit, fraud and litigation risks associated with our PPP lending activities;
•possible changes in the speed of loan prepayments by the Company’s Customers and loan origination or sales volumes;
•possible changes in the speed of prepayments of mortgage-backed securities (MBS) due to changes in the interest rate environment and the related acceleration of premium amortization on prepayments in the event that prepayments accelerate;
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

The following are registered trademarks of the Company: Bryn Mawr Trust®, Cash Connect®, Christiana Trust Company of Delaware®, NewLane Finance®, Powdermill® Financial Solutions, West Capital Management®, WSFS Institutional Services®, WSFS Mortgage® and WSFS Wealth® Investments. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share and share data)	2022	2021
Interest income:
Interest and fees on loans and leases	$118,881	$108,852
Interest on mortgage-backed securities	23,113	10,704
Interest and dividends on investment securities:
Taxable	702	701
Tax-exempt	619	748
Other interest income	822	276
	144,137	121,281
Interest expense:
Interest on deposits	3,128	4,496
Interest on Federal Home Loan Bank advances	—	5
Interest on senior and subordinated debt	1,929	2,266
Interest on trust preferred borrowings	513	324
Interest on other borrowings	9	5
	5,579	7,096
Net interest income	138,558	114,185
Provision for (recovery of) credit losses	18,971	(20,160)
Net interest income after provision for (recovery of) credit losses	119,587	134,345
Noninterest income:
Credit/debit card and ATM income	7,681	6,805
Investment management and fiduciary income	30,181	14,253
Deposit service charges	5,825	5,460
Mortgage banking activities, net	2,898	8,600
Loan and lease fee income	1,334	3,485
Securities gains, net	—	329
Unrealized loss on equity investments, net	(3)	—
Bank owned life insurance income	105	205
Other income	12,553	8,685
	60,574	47,822
Noninterest expense:
Salaries, benefits and other compensation	70,930	53,138
Occupancy expense	10,792	8,460
Equipment expense	10,373	7,391
Data processing and operations expenses	5,359	3,385
Professional fees	3,451	3,856
Marketing expense	1,266	992
FDIC expenses	1,391	1,069
Loan workout and other credit costs	328	1,120
Corporate development expense	34,038	2,095
Restructuring expense	17,514	(265)
Other operating expense	19,015	14,378
	174,457	95,619
Income before taxes	5,704	86,548
Income tax provision	1,737	21,407
Net income	$3,967	$65,141
Less: Net income attributable to noncontrolling interest	163	59
Net income attributable to WSFS	$3,804	$65,082
Earnings per share:
Basic	$0.06	$1.37
Diluted	$0.06	$1.36
Weighted average shares of common stock outstanding:
Basic	64,942,593	47,509,205
Diluted	65,127,000	47,792,108

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net income	$3,967	$65,141
Less: Net income attributable to noncontrolling interest	163	59
Net income attributable to WSFS	3,804	65,082
Other comprehensive (loss) income:
Net change in unrealized (losses) on investment securities available-for-sale
Net unrealized losses arising during the period, net of tax (benefit) of $(87,132) and $(21,972), respectively	(275,918)	(69,589)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $0 and $79, respectively	—	(250)
	(275,918)	(69,839)
Net change in securities held-to-maturity
Amortization of unrealized gain on securities reclassified to held-to-maturity, net of tax expense of $9 and $5, respectively	(28)	(16)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax benefit of $9 and $5, respectively	(27)	(16)
	(27)	(16)
Net change in cash flow hedge
Net unrealized gain arising during the period, net of tax expense of $— and $— , respectively	1	—
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $13 and $35, respectively	(40)	(111)
	(39)	(111)
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax expense of $— and $86, respectively	—	273
Total other comprehensive loss	(276,012)	(69,709)
Total comprehensive loss	$(272,208)	$(4,627)
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	March 31, 2022	December 31, 2021
Assets:
Cash and due from banks	$1,784,460	$1,046,992
Cash in non-owned ATMs	490,784	480,527
Interest-bearing deposits in other banks including collateral (restricted cash) of $7,160 at March 31, 2022 and $5,050 at December 31, 2021	8,525	5,420
Total cash, cash equivalents, and restricted cash	2,283,769	1,532,939
Investment securities, available-for-sale (amortized cost of $5,903,550 at March 31, 2022 and $5,249,882 at December 31, 2021	5,495,929	5,205,311
Investment securities, held-to-maturity, net of allowance for credit losses of $4 at March 31, 2022 and $4 at December 31, 2021 (fair value $85,754 at March 31, 2022 and $94,131 at December 31, 2021)	84,898	90,642
Other investments	13,651	10,518
Loans, held for sale at fair value	70,617	113,349
Loans and leases, net of allowance for credit losses of $136,330 at March 31, 2022 and $94,507 at December 31, 2021	11,197,482	7,791,482
Bank owned life insurance	100,364	33,099
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	8,804	6,073
Other real estate owned	1,818	2,320
Accrued interest receivable	53,241	41,596
Premises and equipment	122,722	87,295
Goodwill	887,165	472,828
Intangible assets	145,024	74,403
Other assets	499,190	315,472
Total assets	$20,964,674	$15,777,327
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$6,638,890	$4,565,143
Interest-bearing	10,984,654	8,674,919
Total deposits	17,623,544	13,240,062
FHLB advances	—	—
Trust preferred borrowings	90,295	67,011
Senior and subordinated debt	248,488	147,939
Other borrowed funds	33,619	24,527
Accrued interest payable	5,258	736
Other liabilities	445,653	360,036
Total liabilities	18,446,857	13,840,311
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 75,832,292 at March 31, 2022 and 57,695,676 at December 31, 2021	758	577
Capital in excess of par value	1,967,972	1,058,997
Accumulated other comprehensive loss	(313,780)	(37,768)
Retained earnings	1,219,882	1,224,614
Treasury stock at cost, 11,097,424 shares at March 31, 2022 and 10,086,936 shares at December 31, 2021	(354,369)	(307,321)
Total stockholders’ equity of WSFS	2,520,463	1,939,099
Noncontrolling interest	(2,646)	(2,083)
Total stockholders' equity	2,517,817	1,937,016
Total liabilities and stockholders' equity	$20,964,674	$15,777,327

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2021	57,695,676	$577	$1,058,997	$(37,768)	$1,224,614	$(307,321)	$1,939,099	$(2,083)	$1,937,016
Net income	—	—	—	—	3,804	—	3,804	163	3,967
Other comprehensive loss	—	—	—	(276,012)	—	—	(276,012)	—	(276,012)
Cash dividend, $0.13 per share	—	—	—	—	(8,536)	—	(8,536)	—	(8,536)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	187	187
Issuance of common stock including proceeds from exercise of common stock options	19,768	—	428	—	—	—	428	—	428
Shares issued in acquisitions	18,116,848	181	907,835	—	—	—	908,016	—	908,016
Noncontrolling interest assumed in acquisition	—	—	—	—	—	—	—	(913)	(913)
Stock-based compensation expense	—	—	1,334	—	—	—	1,334	—	1,334
Repurchases of common stock (1)	—	—	(622)	—	—	(47,048)	(47,670)	—	(47,670)
Balance, March 31, 2022	75,832,292	$758	$1,967,972	$(313,780)	$1,219,882	$(354,369)	$2,520,463	$(2,646)	$2,517,817
(1)Repurchase of common stock includes 938,985 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 3,430 shares withheld to cover tax liabilities.

	Three Months Ended March 31, 2021
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2020	57,575,783	$576	$1,053,022	$56,007	$977,414	$(295,293)	$1,791,726	$(2,246)	$1,789,480
Net income	—	—	—	—	65,082	—	65,082	59	65,141
Other comprehensive loss	—	—	—	(69,709)	—	—	(69,709)	—	(69,709)
Cash dividend, $0.12 per share	—	—	—	—	(5,699)	—	(5,699)	—	(5,699)
Issuance of common stock including proceeds from exercise of common stock options	13,547	—	115	—	—	—	115	—	115
Stock-based compensation expense	—	—	1,155	—	—	—	1,155	—	1,155
Repurchases of common shares (1)	—	—	(1)	—	—	(12,028)	(12,029)	—	(12,029)
Balance, March 31, 2021	57,589,330	$576	$1,054,291	$(13,702)	$1,036,797	$(307,321)	$1,770,641	$(2,187)	$1,768,454
(1)Repurchase of common stock includes 267,309 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors and 20 shares withheld to cover tax liabilities.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Operating activities:
Net income	$3,967	$65,141
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	18,971	(20,160)
Depreciation of premises and equipment, net	11,062	3,090
Accretion of fees and discounts, net	(1,642)	(16,472)
Amortization of intangible assets	3,963	2,651
Amortization of right of use lease asset	7,664	3,100
Decrease in operating lease liability	(5,030)	(4,113)
Income from mortgage banking activities, net	(2,898)	(8,600)
Gain on sale of securities, net	—	(329)
Loss on sale of other real estate owned and valuation adjustments, net	(54)	(45)
Stock-based compensation expense	1,334	1,155
Unrealized loss on equity investments, net	3	—
Deferred income tax (benefit) expense	(7,952)	11,052
(Increase) decrease in accrued interest receivable	(944)	1,176
Decrease in other assets	41,368	1,569
Origination of loans held for sale	(174,612)	(246,127)
Proceeds from sales of loans held for sale	190,520	275,181
Increase (decrease) in value of bank owned life insurance	260	(204)
Increase in capitalized interest, net	(569)	(911)
Increase in accrued interest payable	1,280	2,703
Decrease in other liabilities	(28,500)	(207)
Net cash provided by operating activities	$58,191	$69,650
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	5,875	8,030
Sale of investment securities available-for-sale	—	9,332
Purchases of investment securities available-for-sale	(805,798)	(748,317)
Repayments, maturities and calls of investment securities available-for-sale	649,279	185,002
Proceeds from bank-owned life insurance death benefit	1,437	—
Net decrease in loans	120,204	536,272
Net cash from business combinations	573,745	—
Purchase of loans held-for-investment	(55,544)	(54,978)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	1	265
Sales of other real estate owned	450	1,148
Investment in premises and equipment	(1,647)	(1,270)
Sales of premises and equipment	—	427
Net cash provided by (used in) investing activities	$488,002	$(64,089)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021

Financing activities:
Net increase in demand and saving deposits	$281,843	$646,348
Decrease in time deposits	(39,367)	(64,861)
Increase (decrease) in brokered deposits	17,752	(153,386)
Repayments of FHLB advances	—	(6,623)
Contribution from noncontrolling shareholders	187	—
Cash dividend	(8,536)	(5,699)
Issuance of common stock including proceeds from exercise of common stock options	428	115
Repurchases of common shares	(47,670)	(12,029)
Net cash provided by financing activities	$204,637	$403,865
Increase in cash, cash equivalents, and restricted cash	750,830	409,426
Cash, cash equivalents, and restricted cash at beginning of period	1,532,939	1,654,735
Cash, cash equivalents, and restricted cash at end of period	$2,283,769	$2,064,161
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,057	$4,393
Income taxes	3,370	2,572
Non-cash information:
Loans transferred to other real estate owned	—	376
Loans transferred to portfolio from held-for-sale at fair value	6,321	5,149
Available-for-sale securities purchased, not settled	—	34,929
Fair value of assets acquired, net of cash received	4,712,341	—
Fair value of liabilities assumed	4,378,070	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company), and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). As of March 31, 2022, the other subsidiaries of WSFS include WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), Christiana Trust Company of Delaware® (Christiana Trust DE), WSFS SPE Services, LLC, The Bryn Mawr Trust Company of Delaware (BMT-DE), and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has five wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), 1832 Holdings, Inc., BMT Insurance Advisors, Inc. (BMT Insurance Advisors), Bryn Mawr Equipment Finance, Inc. (BMEF), and KCMI Capital, Inc. (KCMI), and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Additionally, WSFS and the Bank acquired certain subsidiaries in the merger of Bryn Mawr Bank Corporation (BMBC) with and into WSFS on January 1, 2022, and the merger of The Bryn Mawr Trust Company with and into the Bank (collectively, the BMBC Merger), pursuant to the agreement and plan of merger, by and between WSFS and BMBC, dated as of March 9, 2021 (the BMBC Merger Agreement) that are not named herein as they are not integral or significant to our business.
On April 1, 2022, WSFS completed the merger of Christiana Trust DE and The Bryn Mawr Trust Company of Delaware. The combined organization will retain and operate under the Bryn Mawr Trust Company of Delaware name. Additionally, BMEF merged with and into BEFC effective April 1, 2022. Effective April 29, 2022, KCMI, a WSFS Bank subsidiary acquired in the BMBC Merger, was sold to a third-party financial institution. KCMI specializes in providing non-traditional commercial mortgage loans to well-established small businesses throughout the United States. As of March 31, 2022, KCMI had $55.5 million of net loans. The sale does not have a material impact on our unaudited Consolidated Financial Statements and related disclosures. This sale and subsidiary mergers occurred during the second quarter of 2022 and are not included in our March 31, 2022 unaudited Consolidated Financial Statements, and does not have a material impact on our unaudited Consolidated Financial Statements and related disclosures.
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). The Company provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. The banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to personal and corporate customers. The Federal Deposit Insurance Corporation (FDIC) insures the customers’ deposits to their legal maximums. The Company serves its customers primarily from 122 offices located in Pennsylvania (63), Delaware (39), New Jersey (18), Virginia (1) and Nevada (1), its ATM network, website at www.wsfsbank.com and mobile app. Information on the website is not incorporated by reference into this Quarterly Report on Form 10-Q.
Basis of Presentation
In preparing the unaudited Consolidated Financial Statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Amounts subject to significant estimates include the allowance for credit losses (including loans and leases held for investment, investment securities available-for-sale and held-to-maturity), fair values of assets acquired and liabilities assumed in acquisitions accounted for as business combinations using the acquisition method of accounting, lending-related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and income taxes. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets, the establishment of additional allowance and lending-related commitment reserves, changes in the fair value of financial instruments, as well as increased post-retirement benefits and income tax expense.

The Company's accounting and reporting policies conform to Generally Accepted Accounting Principles in the U.S. (GAAP), prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Certain prior period amounts have been reclassified to conform with current period presentation. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2022. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Annual Report on Form 10-K) that was filed with the SEC on March 1, 2022 and is available at www.sec.gov or on the website at www.wsfsbank.com. All significant intercompany accounts and transactions were eliminated in consolidation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2021 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at March 31, 2022.
RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncement was adopted by the Company during the three months ended March 31, 2022, but is not expected to have a material impact on the unaudited Consolidated Financial Statements:

•ASU No. 2021-05, Leases (Topic 842), Lessors – Certain Leases with Variable Lease Payments

There were no other applicable material accounting pronouncements adopted by the Company since December 31, 2021.
Accounting guidance pending adoption at March 31, 2022
ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures: In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors (ASC 310-40) while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The guidance also requires that an entity disclose current-period write-offs by year of origination for financing receivables and net investments in leases within the scope of Topic 326. The guidance is effective for annual periods beginning after December 15, 2022. Early adoption is permitted. Adoption is required on a prospective basis, except for the transition method related to the recognition and measurement of TDRs where the entity as to apply on a modified-retrospective basis. The Company is currently evaluating the impact upon adoption and will apply the guidance after completion of its assessment.

3. BUSINESS COMBINATIONS
Bryn Mawr Bank Corporation.
On January 1, 2022, WSFS closed its acquisition of BMBC and acquired 100% of the outstanding common stock of BMBC. In accordance with the terms of the merger agreement, dated March 9, 2021, by and between WSFS and BMBC, each share of BMBC common stock was exchanged for 0.90 shares of WSFS common stock (with cash paid in lieu of fractional shares). The total value of consideration paid was $908.0 million based on 19,903,230 shares of BMBC common stock outstanding as of December 31, 2021, the vesting of 226,643 BMBC restricted stock awards, and the closing price per share of WSFS common stock of $50.12 on December 31, 2021. Results of the combined Company’s operations are included in the unaudited Consolidated Financial Statements since the date of the acquisition.
BMBC was the holding company for The Bryn Mawr Trust Company (Bryn Mawr Bank), a Pennsylvania chartered bank and wholly-owned subsidiary. BMBC and Bryn Mawr Bank were headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia, and served primarily the Greater Philadelphia region. BMBC and its direct and indirect subsidiaries was a locally managed, premier financial services company providing retail and commercial banking; trust administration and wealth management; and insurance and risk management solutions. WSFS believes that following the BMBC Merger it will be the only bank in the Greater Philadelphia and Delaware region with distinct market-share advantages, including market knowledge, local decision-making, a full-service product suite and a balance sheet to compete with larger regional and national banks. The BMBC Merger also allows WSFS to accelerate our long-term strategic objectives, including scale to continue to invest in our delivery and talent transformations.
The acquisition of BMBC was accounted for as a business combination using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and consideration transferred were recorded at their estimated fair values as of the acquisition date. The excess of consideration transferred over the fair value of net assets acquired was recorded as goodwill, which is not amortizable nor deductible for tax purposes. The Company allocated goodwill to its WSFS Bank segment and Wealth Management segment. During the three months ended March 31, 2022, there were no remeasurement period adjustments made to the fair values of assets acquired and liabilities assumed.
The following table summarizes the consideration transferred and the fair values of identifiable assets acquired and liabilities assumed:

(Dollars in thousands)
Consideration Transferred:	Fair Value
Common shares issued (18,116,848)	$908,016
Cash paid to BMBC stock and option holders	16
Value of consideration	908,032
Assets acquired:
Cash and due from banks	573,761
Investment securities	500,400
Loans and leases	3,456,748
Premises and equipment	44,842
Deferred income taxes	8,433
Bank owned life insurance	67,525
Intangible assets	74,565
Other assets	145,491
Total assets	4,871,765
Liabilities assumed:
Deposits	4,110,271
Other borrowings	145,512
Other liabilities	123,200
Noncontrolling interest	(913)
Total liabilities and noncontrolling interest	4,378,070
Net assets acquired:	493,695
Goodwill resulting from acquisition of BMBC	$414,337

While the valuation of acquired assets and liabilities is substantially completed, fair value estimates related to the assets and liabilities from BMBC are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include, but are not limited to, Wealth Management intangibles, loans, and deferred income taxes as management continues to review the estimated fair values and evaluate the assumed tax position. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. The fair values of assets acquired and liabilities assumed is expected to be finalized during the remeasurement period, which ends one year from the closing date, or January 1, 2023.
The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired from BMBC.
The following is a description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed. In many cases, the fair values of the assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and applying the appropriate market discount rates.
Cash and due from banks: The estimated fair values of cash and due from banks approximate their stated value.
Investment Securities: The acquired investment portfolio had a fair value of $500.4 million, primarily consisting of short-term U.S. Treasury bills that matured subsequent to closing on January 6, 2022. The estimated fair value approximated the stated value at maturity.
Loans and Leases: The Company recorded $3.5 billion of acquired loans, which were initially recorded at their fair values as of the acquisition date. Fair value for loans was based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors, such as liquidity, from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The PD, LGD, exposure at default and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows.
The table below presents information with respect to the fair value and unpaid principal balance of acquired loans and leases at the acquisition date.

	January 1, 2022
(Dollars in thousands)	Book Balance	Fair Value
Commercial and industrial	$613,197	$586,643
Owner-occupied commercial	513,267	503,182
Commercial mortgages	1,564,234	1,549,515
Construction	209,928	208,288
Commercial small business leases	125,770	119,119
Residential	310,092	315,454
Consumer	178,247	174,547
Total acquired loans and leases	$3,514,735	$3,456,748
The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(Dollars in thousands)	January 1, 2022
Book balance of loans at acquisition	$235,791
Allowance for credit losses at acquisition	(26,103)
Non-credit related discount	(1,421)
Total purchase credit deteriorated (PCD) loans acquired	$208,267
The BMBC Merger resulted in the addition of $49.6 million in allowance for credit losses, including the $26.1 million identified in the table above for PCD loans, and $23.5 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition.

Deferred Income Taxes: The Company recorded a deferred income tax asset (DTA) of $8.4 million related to tax attributes of BMBC along with the effects of fair value adjustments resulting from acquisition accounting for the combination. The DTA’s recorded were based on the expected federal and state tax benefits of when the acquired tax attributes and purchase accounting adjustments will reverse. In recording the DTA, consideration was given to potential limitations on the realizability of such acquired tax attributes. There was no material change to the valuation allowance as a result of the BMBC Merger.
Trust preferred borrowings and subordinated debt: The fair value of trust preferred borrowings and subordinated debt were determined by present valuing the expected cash flows using current market rates for similar instruments. A fair value discount of $2.5 million was recognized for the trust preferred borrowings and will be recognized as an increase to interest expense over the remaining life of the borrowings. A fair value premium of $0.7 million was recognized for the subordinated debt and will be recognized as a decrease to interest expense over the remaining life of the debt.
Intangible Assets: The Company recorded $10.9 million of core deposit intangible (CDI) which is being amortized over ten years using a straight-line amortization methodology. The fair value of the core deposit intangible was determined using the cost savings approach. The cost savings approach is defined as the difference between cost of funds on deposits and the cost of an equal amount of funds from an alternative source. The CDI fair value was determined by projecting net cash flow benefits, including assumptions related to customer attrition, discount rates, deposit interest rates, and alternative costs of funds.
Certificates of deposit accounts were valued by segregating the portfolio into pools based on remaining maturity and comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The valuation adjustment will be accreted or amortized to interest expense over the remaining maturities of the respective pools.
WSFS recorded $60.4 million of Wealth Management intangible assets that consisted of $57.1 million for customer relationships in our wealth management, trust and insurances lines of business, $2.8 million for the Bryn Mawr Trust tradename, and $0.5 million in non-compete agreements. Fair value for these Wealth Management intangible assets was based on a discounted cash flow methodology projecting net cash flow benefits, including assumptions related to customer attrition, discount rates, income projections and applicable growth rate assumptions.
Corporate development expenses and Restructuring expenses
For acquisitions, the Company develops comprehensive integration plans under which it has incurred direct costs, which are expensed as incurred. These direct costs include costs are primarily related to: (i) terminated contracts, (ii) consolidated facilities (including lease termination expenses), (iii) severance, (iv) marketing, and (v) professional and legal fees. Costs related to the acquisition and restructuring are included in the Corporate development expense and Restructuring expense line items, respectively, on the unaudited Consolidated Statements of Income.
The following table details the costs identified and classified as corporate development and restructuring expenses, which are primarily related to the BMBC Merger:

Three Months Ended March 31,
(dollars in thousands)	2022
Salaries, benefits and other compensation	$10,043
Occupancy expense	10,239
Equipment expense	16,586
Professional fees	8,776
Data processing and operations expenses	29
Marketing expense	1,043
Other operating expense	4,836
Total corporate development and restructuring expenses	$51,552

During the second quarter of 2021, WSFS announced a retail banking office optimization plan that included the planned consolidation of Bryn Mawr Trust and WSFS Bank banking offices. Most of the consolidations and rebranding of the banking offices were completed during the first quarter of 2022, which included 22 Bryn Mawr Trust and 12 WSFS Bank banking offices. Costs related to this plan are included in the Corporate development expense line item on the unaudited Consolidated Statements of Income. In addition, the Company had $11.8 million of premises and equipment as held-for-sale as of March 31, 2022, which is included in the Other assets line item on the unaudited Consolidated Statement of Financial Condition.

Pro Forma Income Statement (unaudited)
The following pro forma income statement for the three months ended March 31, 2021 presents the pro forma results of operations of the combined institution (BMBC and the Corporation) as if the BMBC Merger occurred on January 1, 2021. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma results of operations.

Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2021
Net interest income	$149,613
Provision for loan and lease losses	(1,634)
Net interest income after provision for loan and lease losses	151,247
Total noninterest income	67,663
Total noninterest expenses	133,856
Income before income taxes	85,054
Income tax expense	20,454
Net income	$64,600
Per share data:
Weighted-average basic shares outstanding	65,426,291
Dilutive shares	411,480
Adjusted weighted-average diluted shares	65,837,770
Basic earnings per common share	$0.99
Diluted earnings per common share	$0.98
Due to the various conversions of BMBC systems since the date of acquisition, as well as other streamlining and continuing integration of BMBC's operating activities into those of the Company, reporting for revenue and net income of the former BMBC operations for the period subsequent to the acquisition is impracticable.

4. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Bailment fees	$2,785	$3,059
Interchange fees	4,099	3,055
Other card and ATM fees	797	691
Total credit/debit card and ATM income	$7,681	$6,805
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Trust fees	$19,090	$9,764
Wealth management and advisory fees	11,091	4,489
Total investment management and fiduciary income	$30,181	$14,253
Investment management and fiduciary income is composed of trust fees and wealth management and advisory fees. Trust fees are based on revenue earned from custody, escrow, trustee and trustee related services on structured finance transactions; indenture trustee, administrative agent and collateral agent services to individuals, institutions and corporations; commercial domicile and independent director services; and investment and trustee services to families and individuals. Most fees are flat fees, except for a portion of personal and corporate trustee fees where the Company earns a percentage on the assets under management or assets held within a trust. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for services provided.
Wealth management and advisory fees consists of fees from Cypress, West Capital, Powdermill®, WSFS Wealth® Investments and legacy Bryn Mawr Trust Wealth Management (excluding The Bryn Mawr Trust Company of Delaware). Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage. The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through quarterly and annual billing for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Service fees	$3,884	$3,422
Return and overdraft fees	1,775	1,578
Other deposit service fees	166	460
Total deposit service charges	$5,825	$5,460
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
Other income
The following table presents the components of other income:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Managed service fees	$3,838	$3,609
Currency preparation	871	948
ATM loss protection	608	622
Capital market revenue	1,508	—
Insurance commissions	1,295	—
Miscellaneous products and services	4,433	3,506
Total other income	$12,553	$8,685
Other income consists of managed service fees, which are primarily courier fees related to cash management, currency preparation, ATM loss protection, capital markets revenue, and other miscellaneous products and services offered by the Bank. These fees are primarily generated through monthly billings or at the time of the transaction. Through its subsidiary BMT Insurance Advisors, the Bank earns commissions from the sale of insurance policies, which are generally calculated as a percentage of the policy premium, and contingent income, which is calculated based on the volume and performance of the policies held by each carrier. Obligations for the sale of insurance policies are generally satisfied at the point in time which the policy is executed and are recognized at the point in time in which the amounts are known and collection is reasonably assured. Performance metrics for contingent income are generally satisfied over time, not exceeding one year, and are recognized at the point in time in which the amounts are known and collection is reasonably assured.
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

5. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2022	2021
Numerator:
Net income attributable to WSFS	$3,804	$65,082
Denominator:
Weighted average basic shares	64,943	47,509
Dilutive potential common shares	184	283
Weighted average fully diluted shares	65,127	47,792
Earnings per share:
Basic	$0.06	$1.37
Diluted	$0.06	$1.36
Outstanding common stock equivalents having no dilutive effect	14	3
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

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligation (CMO)	$607,150	$187	$44,247	$—	$563,090
Fannie Mae (FNMA) mortgage-backed securities (MBS)	4,921,188	2,549	336,759	—	4,586,978
Freddie Mac (FHLMC) MBS	128,918	871	3,383	—	126,406
Ginnie Mae (GNMA) MBS	16,356	99	396	—	16,059
Government-sponsored enterprises (GSE) agency notes	229,938	—	26,542	—	203,396
	$5,903,550	$3,706	$411,327	$—	$5,495,929
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$84,102	$875	$18	$4	$84,955
Foreign bonds	800	—	1	—	799
	$84,902	$875	$19	$4	$85,754
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at amortized cost basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized gains of $0.2 million at March 31, 2022, which are offset in Accumulated other comprehensive (loss) income. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
CMO	$586,830	$3,569	$14,633	$—	$575,766
FNMA MBS	4,275,307	24,170	53,793	—	4,245,684
FHLMC MBS	139,708	6,336	516	—	145,528
GNMA MBS	17,456	551	71	—	17,936
GSE agency notes	230,581	—	10,184	—	220,397
	$5,249,882	$34,626	$79,197	$—	$5,205,311
Held-to-Maturity Debt Securities(1)
State and political subdivisions	$90,146	$3,489	$—	$4	$93,631
Foreign bonds	500	—	—	—	500
	$90,646	$3,489	$—	$4	$94,131

(1)Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized gains of $0.2 million at December 31, 2021, which are offset in Accumulated other comprehensive income. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.
The scheduled maturities of available-for-sale debt securities at March 31, 2022 and December 31, 2021 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2022 (1)
Within one year	$2,744	$2,744
After one year but within five years	104,877	103,153
After five years but within ten years	241,045	224,031
After ten years	5,554,884	5,166,001
	$5,903,550	$5,495,929
December 31, 2021 (1)
Within one year	$—	$—
After one year but within five years	103,960	107,009
After five years but within ten years	204,186	204,289
After ten years	4,941,736	4,894,013
	$5,249,882	$5,205,311
(1)Actual maturities could differ from contractual maturities.
As of March 31, 2022, the Company’s available for sale investment securities consisted of 1,089 securities, 934 of which were in an unrealized loss position.
As of March 31, 2022, substantially all of the Corporation’s available for sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies.

As of March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The scheduled maturities of held-to-maturity debt securities at March 31, 2022 and December 31, 2021 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2022 (1)
Within one year	$1,031	$1,031
After one year but within five years	2,674	2,689
After five years but within ten years	38,696	39,217
After ten years	42,501	42,817
	$84,902	$85,754
December 31, 2021 (1)
Within one year	$232	$234
After one year but within five years	2,675	2,736
After five years but within ten years	44,137	45,404
After ten years	43,602	45,757
	$90,646	$94,131
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 5.5 years at March 31, 2022.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $2.7 billion and $2.2 billion were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022, the Company had no sales of debt securities categorized as available-for-sale, resulting in no realized gains and no realized losses. During the three months ended March 31, 2021, the Company sold $9.3 million of debt securities categorized as available-for-sale resulting in $0.3 million of realized gains and no realized losses.
As of March 31, 2022 and December 31, 2021, the Company's debt securities portfolio had remaining unamortized premiums of $66.9 million and $69.4 million, respectively, and unaccreted discounts of $18.0 million and $12.7 million, respectively.
For debt securities in an unrealized loss position and an allowance has not been recorded, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at March 31, 2022.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$356,589	$19,874	$177,496	$24,373	$534,085	$44,247
FNMA MBS	3,765,435	264,082	652,705	72,677	4,418,140	336,759
FHLMC MBS	70,215	2,064	9,168	1,319	79,383	3,383
GNMA MBS	8,377	212	2,023	184	10,400	396
GSE agency notes	38,880	4,178	164,516	22,364	203,396	26,542
	$4,239,496	$290,410	$1,005,908	$120,917	$5,245,404	$411,327

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
At March 31, 2022, available-for-sale debt securities for which the amortized cost basis exceeded fair value totaled $5.2 billion. Total unrealized losses on these securities were $411.3 million at March 31, 2022. The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of March 31, 2022.
At March 31, 2022 and December 31, 2021, held-to-maturity debt securities had an amortized cost basis of $84.9 million and $90.6 million, respectively. The held-to-maturity debt security portfolio primarily consists of highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of March 31, 2022, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$84,102	$800
Not rated	—	—
Ending balance	$84,102	$800
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2021, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$90,146	$500
Not rated	—	—
Ending balance	$90,146	$500

The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for foreign bond debt securities for the three months ended March 31, 2022 and 2021. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(Dollars in thousands)	2022	2021
Allowance for credit losses:
Beginning balance	$4	$6
Provision for credit losses	—	(1)
Charge-offs, net	—	—
Ending balance	$4	$5
Accrued interest receivable of $0.7 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of March 31, 2022 and December 31, 2021.
Equity Investments
The Company had equity investments with a fair value of $13.7 million and $10.5 million as of March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022, total net loss on equity investments of $3 thousand was recorded driven by an unrealized loss on Visa Shares presented within Unrealized (loss) gain on equity investment, net in the Consolidated Statements of Income.
During the three months ended March 31, 2021, there were no unrealized gains or losses recorded on the Company's equity investments.

7. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial(1)	$2,493,528	$1,918,043
Owner-occupied commercial	1,872,827	1,341,707
Commercial mortgages	3,361,242	1,881,510
Construction	923,890	687,213
Commercial small business leases	490,599	352,276
Residential(2)	809,610	546,667
Consumer(3)	1,382,116	1,158,573
	11,333,812	7,885,989
Less:
Allowance for credit losses	136,330	94,507
Net loans and leases	$11,197,482	$7,791,482
(1) Includes Paycheck Protection Program (PPP) loans of $8.5 million at March 31, 2022 and $31.5 million at December 31, 2021.
(2) Includes reverse mortgages at fair value of $4.3 million at March 31, 2022 and $3.9 million at December 31, 2021.
(3) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $40.8 million and $31.6 million at March 31, 2022 and December 31, 2021, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

8. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of allowance for credit losses and loan balances for the three months ended March 31, 2022 and 2021. The increase was primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger. The initial $49.6 million ACL recorded includes $23.5 million related to non-PCD loans, or the initial provision for credit loss recorded, and $26.1 million related to PCD loans, which does not have an initial income statement impact, but adjusts the amortized cost basis of the loans at acquisition (i.e., a balance sheet gross-up).

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended March 31, 2022
Allowance for credit losses
Beginning balance	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
Initial allowance on acquired PCD loans	22,614	595	2,684	71	61	78	26,103
Charge-offs	(3,639)	(179)	(37)	—	(186)	(810)	(4,851)
Recoveries	601	126	121	—	386	366	1,600
(Credit) provision(4)	(3,827)	1,009	8,714	1,171	1,343	10,561	18,971
Ending balance	$65,716	$6,125	$23,105	$3,145	$4,956	$33,283	$136,330
Period-end allowance allocated to:
Loans evaluated on an individual basis	$6,987	$—	$5	$—	$—	$—	$6,992
Loans evaluated on a collective basis	58,729	6,125	23,100	3,145	4,956	33,283	129,338
Ending balance	$65,716	$6,125	$23,105	$3,145	$4,956	$33,283	$136,330
Period-end loan balances:
Loans evaluated on an individual basis	$27,735	$1,023	$7,106	$5,556	$6,424	$2,322	$50,166
Loans evaluated on a collective basis	2,956,392	1,871,804	3,354,136	918,334	798,902	1,379,794	11,279,362
Ending balance	$2,984,127	$1,872,827	$3,361,242	$923,890	$805,326	$1,382,116	$11,329,528
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $4.3 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4)Includes $23.5 million initial provision for credit losses on non-PCD loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended March 31, 2021
Allowance for credit losses
Beginning balance	$150,875	$9,615	$31,071	$12,190	$6,893	$18,160	$228,804
Charge-offs	(5,052)	—	—	—	—	(424)	(5,476)
Recoveries	1,140	90	14	—	140	266	1,650
(Credit) provision	(21,093)	(88)	(540)	2,097	(1,331)	795	(20,160)
Ending balance	$125,870	$9,617	$30,545	$14,287	$5,702	$18,797	$204,818
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1	$—	$11	$—	$—	$—	$12
Loans evaluated on a collective basis	125,869	9,617	30,534	14,287	5,702	18,797	204,806
Ending balance	$125,870	$9,617	$30,545	$14,287	$5,702	$18,797	$204,818
Period-end loan balances:
Loans evaluated on an individual basis	$20,902	$5,118	$4,280	$72	$5,649	$2,313	$38,334
Loans evaluated on a collective basis	2,642,570	1,328,871	1,971,686	784,029	665,931	1,137,721	8,530,808
Ending balance	$2,663,472	$1,333,989	$1,975,966	$784,101	$671,580	$1,140,034	$8,569,142
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $9.4 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	March 31, 2022
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$4,778	$42	$4,820	$2,971,375	$7,932	$2,984,127
Owner-occupied commercial	779	—	779	1,871,551	497	1,872,827
Commercial mortgages	3,288	—	3,288	3,354,338	3,616	3,361,242
Construction	3,785	—	3,785	914,549	5,556	923,890
Residential(3)	1,925	—	1,925	800,226	3,175	805,326
Consumer(4)	14,067	11,581	25,648	1,354,157	2,311	1,382,116
Total	$28,622	$11,623	$40,245	$11,266,196	$23,087	$11,329,528
% of Total Loans	0.26%	0.10%	0.36%	99.44%	0.20%	100%
(1)Nonaccrual loans with an allowance totaled less than $0.1 million.
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances excludes reverse mortgages at fair value of $4.3 million.
(4)Includes $23.5 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

	December 31, 2021
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$5,007	$547	$5,554	$2,256,554	$8,211	$2,270,319
Owner-occupied commercial	741	—	741	1,340,155	811	1,341,707
Commercial mortgages	3,525	810	4,335	1,875,105	2,070	1,881,510
Construction	7,933	—	7,933	679,268	12	687,213
Residential(3)	1,856	—	1,856	537,752	3,125	542,733
Consumer(4)	10,227	8,634	18,861	1,137,332	2,380	1,158,573
Total(4)	$29,289	$9,991	$39,280	$7,826,166	$16,609	$7,882,055
% of Total Loans	0.37%	0.13%	0.50%	99.29%	0.21%	100%
(1)Nonaccrual loans with an allowance totaled less than $0.1 million
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances excludes reverse mortgages, at fair value of $3.9 million.
(4)Includes $17.0 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$5,037	$2,895	$4,199	$4,012
Owner-occupied commercial	497	—	811	—
Commercial mortgages	3,616	—	2,070	—
Construction	5,556	—	12	—
Residential(2)	3,175	—	3,125	—
Consumer(3)	2,264	47	2,380	—
Total	$20,145	$2,942	$12,597	$4,012
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Interest income recognized on individually reviewed loans was $0.2 million during the three months ended March 31, 2022 and 2021.

As of March 31, 2022, there were 22 residential loans and 16 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $2.2 million and $4.3 million, respectively. As of December 31, 2021, there were 28 residential loans and 9 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $2.5 million and $3.2 million, respectively. Loan workout and other real estate owned (OREO) expenses were $0.3 million during the three months ended March 31, 2022, and $0.5 million during three months ended March 31, 2021. Loan workout and OREO expenses are included in Loan workout and other credit costs on the Consolidated Statement of Income.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of March 31, 2022.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass(2)	$199,414	$739,112	$519,388	$326,303	$337,575	$307,901	$8,089	$207,778	$2,645,560
Special mention	—	40,972	24,202	27,509	1,034	1,601	—	20,136	115,454
Substandard or Lower	10,888	18,354	16,651	81,012	32,660	54,604	125	8,819	223,113
	$210,302	$798,438	$560,241	$434,824	$371,269	$364,106	$8,214	$236,733	$2,984,127
Owner-occupied commercial:
Risk Rating
Pass	$55,073	$403,732	$312,617	$268,920	$131,476	$472,999	$—	$132,633	$1,777,450
Special mention	—	3,449	2,921	2,526	1,298	6,813	—	47	17,054
Substandard or Lower	—	5,265	19,340	6,314	11,978	20,237	—	15,189	78,323
	$55,073	$412,446	$334,878	$277,760	$144,752	$500,049	$—	$147,869	$1,872,827
Commercial mortgages:
Risk Rating
Pass	$70,519	$719,997	$568,289	$615,715	$275,125	$791,959	$—	$186,784	$3,228,388
Special mention	—	2,996	15,918	12,596	10,547	39,958	—	2,086	84,101
Substandard or Lower	—	2,892	8,618	7,066	13,189	16,988	—	—	48,753
	$70,519	$725,885	$592,825	$635,377	$298,861	$848,905	$—	$188,870	$3,361,242
Construction:
Risk Rating
Pass	$101,402	$354,624	$186,593	$69,089	$80,948	$15,091	$—	$96,818	$904,565
Special mention	—	602	—	—	—	—	—	—	602
Substandard or Lower	2,025	13,126	1,621	218	—	88	—	1,645	18,723
	$103,427	$368,352	$188,214	$69,307	$80,948	$15,179	$—	$98,463	$923,890
Residential(3):
Risk Rating
Performing	$8,102	$107,827	$68,665	$42,279	$63,215	$508,814	$—	$—	$798,902
Nonperforming(4)	—	—	111	1,027	—	5,286	—	—	6,424
	$8,102	$107,827	$68,776	$43,306	$63,215	$514,100	$—	$—	$805,326
Consumer(5):
Risk Rating
Performing	$100,753	$239,198	$151,851	$64,709	$224,593	$105,028	$488,139	$5,125	$1,379,396
Nonperforming(6)	—	—	189	—	526	—	1,521	484	2,720
	$100,753	$239,198	$152,040	$64,709	$225,119	$105,028	$489,660	$5,609	$1,382,116
(1)Includes commercial small business leases.
(2)Includes $8.5 million of PPP loans.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of December 31, 2021.

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
(2)Includes $31.5 million of PPP loans.
(3)Excludes reverse mortgages at fair value.
(4)Includes troubled debt restructured mortgages performing in accordance with the loans' modified terms and accruing interest.
(5)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(6)Includes troubled debt restructured home equity installment loans performing in accordance with the loans' modified terms and accruing interest.

Troubled Debt Restructurings (TDRs)
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Performing TDRs	$12,933	$14,204
Nonperforming TDRs	706	756
Total TDRs	$13,639	$14,960
Approximately $0.1 million and $0.2 million in related reserves have been established for these loans at March 31, 2022 and December 31, 2021, respectively.
The following tables present information regarding the types of loan modifications made for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	1	—	—	—	1
Residential	1	—	—	—	1
Consumer	1	—	2	1	4
Total	3	—	2	1	6

	Three months ended March 31, 2021
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Residential	—	—	2	—	2
Consumer	—	—	19	—	19
Total	—	—	21	—	21
(1)Other includes interest rate reduction, forbearance, and interest only payments..
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and repayment is reasonably assured. The following tables present loans modified as TDRs during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
(Dollars in thousands)	Pre Modification	Post Modification
Commercial	$(8)	$(8)
Residential	6	6
Consumer	258	258
Total(1)(2)	$256	$256
(1)During the three months ended March 31, 2022, the TDRs set forth in the table above resulted in a $0.1 million increase in the allowance for credit losses, and no additional charge-offs. During the three months ended March 31, 2022, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(2)The TDRs set forth in the table above did not occur as a result of the loan forbearance program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

	Three Months Ended March 31, 2021
(Dollars in thousands)	Pre Modification	Post Modification
Residential	167	167
Consumer	830	830
Total(1)(2)	$997	$997
(1)During the three months ended March 31, 2021 the TDRs set forth in the table above resulted in a less than $0.1 million increase in the allowance for credit losses, and no additional charge-offs. During the three months ended March 31, 2021, no TDRs defaulted that had received troubled debt modification during the past twelve months.
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

The components of operating lease cost were as follows:

	Three months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Operating lease cost (1)	$5,350	$4,654
Sublease income	(86)	(107)
Net lease cost	$5,264	$4,547
(1)Includes variable lease cost and short-term lease cost.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Right of use assets	$150,218	$144,134
Lease liabilities	$171,204	$159,526

Lease term and discount rate
Weighted average remaining lease term (in years)	17.82	19.17
Weighted average discount rate	4.23%	4.27%

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	March 31, 2022
Remaining in 2022	$15,393
2023	20,769
2024	19,442
2025	19,441
2026	15,785
After 2026	184,134
Total lease payments	274,964
Less: Interest	(103,760)
Present value of lease liabilities	$171,204

Supplemental cash flow information related to operating leases was as follows:

	Three months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,651	$4,382
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	13,707	—
In connection with the BMBC Merger, the Company initiated a branch optimization initiative for the combined locations of the legacy companies. During the three months ended March 31, 2022, the Company recorded $4.3 million of accelerated right-of-use asset amortization expense due to asset impairment for the leased locations to be terminated.
As of March 31, 2022, the Corporation had not entered into any material leases that have not yet commenced.

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
The components of direct finance lease income are summarized in the table below:

	Three months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Direct financing leases:
Interest income on lease receivable	$9,737	$4,623
Interest income on deferred fees and costs, net	(544)	(318)
Total direct financing lease net interest income	$9,193	$4,305

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Lease receivables	$558,662	$399,688
Unearned income	(76,990)	(55,066)
Deferred fees and costs	8,927	7,654
Net investment in direct financing leases	$490,599	$352,276

10. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the three months ended March 31, 2022, management determined based on its qualitative assessment that it is not more likely than not that the fair values of our reporting units are less than their carrying values. No goodwill impairment exists during the three months ended March 31, 2022.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2021	$452,629	$—	$20,199	$472,828
Goodwill from business combinations	297,646	—	116,691	414,337
March 31, 2022	$750,275	$—	$136,890	$887,165
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
March 31, 2022
Core deposits	$104,751	$(32,599)	$72,152	10 years
Customer relationships	72,381	(9,218)	63,163	7-15 years
Non-compete agreements	500	(125)	375	1 year
Tradename	2,800	—	2,800	indefinite
Loan servicing rights(1)	10,321	(3,787)	6,534	10-25 years
Total intangible assets	$190,753	$(45,729)	$145,024
December 31, 2021
Core deposits	$93,811	$(30,103)	$63,708	10 years
Customer relationships	15,281	(7,876)	7,405	7-15 years
Loan servicing rights(2)	6,671	(3,381)	3,290	10-25 years
Total intangible assets	$115,763	$(41,360)	$74,403
(1)Includes reversal of impairment losses of less than $0.1 million for the three months ended March 31, 2022.
(2)Includes reversal of impairment losses of $0.3 million for the year ended December 31, 2021
In connection with the BMBC Merger on January 1, 2022, the Company recorded $10.9 million of core deposit intangibles, $57.1 million of customer relationships, $2.8 million for the Bryn Mawr Trust tradename, $0.5 million in non-compete agreements, and $3.3 million of loan servicing rights. See Note 3 to the unaudited Consolidated Financial Statements for additional information on intangible assets recorded in connection with the BMBC Merger.
The Company recognized amortization expense on intangible assets of $4.0 million for the three months ended March 31, 2022, compared to $2.7 million for the three months ended March 31, 2021.

The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	March 31, 2022
Remaining in 2022	$13,249
2023	16,830
2024	16,558
2025	16,218
2026	15,551
Thereafter	63,818
Total	$142,224
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
The value of the Company's mortgage servicing rights was $2.4 million and $0.5 million at March 31, 2022 and December 31, 2021, respectively, and the value of its SBA loan servicing rights was $4.1 million and $2.8 million at March 31, 2022 and December 31, 2021, respectively. In connection with the BMBC Merger, the Company acquired $2.0 million of mortgage servicing rights and $1.3 million of SBA loan servicing rights. Changes in the value of these servicing rights resulted in a reversal of impairment losses of less than $0.1 million three months ended March 31, 2022 and reversal of impairment loss of $0.1 million three months ended March 31, 2021. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the Consolidated Statements of Income.
Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of March 31, 2022 or December 31, 2021. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.
11. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Noninterest-bearing:
Noninterest demand	$6,638,890	$4,565,143
Total noninterest-bearing	$6,638,890	$4,565,143

Interest-bearing:
Interest-bearing demand	$3,292,375	$2,793,279
Savings	2,278,863	1,970,744
Money market	4,178,959	2,906,260
Customer time deposits	1,155,819	988,974
Brokered deposits	78,638	15,662
Total interest-bearing	10,984,654	8,674,919
Total deposits	$17,623,544	$13,240,062

12. BORROWED FUNDS

The following is a summary of borrowed funds by type as of March 31, 2022 and December 31, 2021:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Trust preferred borrowings	$90,295	$67,011
Senior and subordinated debt	248,488	147,939
Other borrowed funds	33,619	24,527

 The following table sets forth information concerning borrowed funds by type as of and for the three months ended March 31, 2022 and March 31, 2021:

(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
March 31, 2022
Trust preferred borrowings	$90,295	2.47%	$90,295	$90,263	2.30%
Senior and subordinated debt	248,488	3.27	248,566	248,565	3.10
Other borrowed funds	33,619	0.10	37,941	38,396	0.10
March 31, 2021
Federal funds purchased	$—	—%	$—	$736	2.76%
Trust preferred borrowings	67,011	1.96	67,011	67,011	1.96
Senior debt	246,734	3.45	246,734	245,654	3.67
Other borrowed funds	21,456	0.10	21,456	19,656	0.10
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
The Company may utilize federal funds as a short-term funding source. The Company had no securities sold under agreements to repurchase at March 31, 2022 and December 31, 2021.
Federal Home Loan Bank Advances
The Company had no FHLB Advances at March 31, 2022 and December 31, 2021.
Pursuant to collateral agreements with the FHLB, advances are secured by qualifying loan collateral, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, the Company is required to purchase and hold shares of capital stock in the FHLB and was in compliance with this requirement with a stock investment in FHLB of $8.8 million at March 31, 2022 and $6.1 million at December 31, 2021. This stock is carried on the accompanying Consolidated Statements of Financial Condition at cost, which approximates liquidation value.
The Company received dividends on its stock investment in FHLB less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
Trust Preferred Borrowings
In 2005, the Company issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are currently callable and have a maturity date of June 1, 2035.
In connection with the BMBC Merger, WSFS acquired Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the Trusts), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $774.0 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures to the Trusts with a carrying value of $11.6 million each, totaling $23.2 million. The junior subordinated debentures incur interest at a coupon rate of 2.98% as of March 31, 2022. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

Each of Trust I and Trust II issued an aggregate principal amount of $12.5 million of capital securities initially bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each Trust to an unaffiliated investment vehicle and an aggregate principal amount of $387.0 thousand of common securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each Trust to the Company. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.
The rights of holders of common securities of the Trusts are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities. The capital and common securities of the Trusts are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each. Unless earlier dissolved, the Trusts will dissolve on December 15, 2034. The junior subordinated debentures are the sole assets of Trusts, mature on December 15, 2034, and may be called at par by the Company any time. The Company records its investments in the Trusts’ common securities of $387.0 thousand each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II.
Senior and Subordinated Debt
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
On December 3, 2020, the Company issued $150.0 million of senior notes due 2030 (the 2030 Notes). The 2030 Notes mature on December 15, 2030 and have a fixed coupon rate of 2.75% from issuance until December 15, 2025 and a variable coupon rate equal to the three-month term SOFR, reset quarterly, plus 2.485% from December 15, 2025 until maturity. The 2030 Notes may be redeemed beginning December 15, 2025 at 100% of principal plus accrued and unpaid interest. The remaining net proceeds from the issuance of the 2030 Notes are being used for general corporate purposes, including, but not limited to, financing organic growth, acquisitions, repurchases of common stock, and redemption of outstanding indebtedness. The carrying value of the 2030 Notes, inclusive of deferred issuance costs, was $148.0 million as of March 31, 2022.
In connection with the BMBC Merger, the Company assumed $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the 2025 Notes) which were issued in a private placement to institutional accredited investors on August 6, 2015. The 2025 Notes mature on August 15, 2025, and currently bear interest at a variable rate that resets quarterly to a level equal to the then-current three-month LIBOR rate plus 3.068% until August 15, 2025, or any early redemption date. The interest rate of the 2025 Notes was 3.570% as of March 31, 2022. The carrying value of the 2025 Notes, inclusive of purchase accounting marks, was $30.0 million as of March 31, 2022.
In connection with the BMBC Merger, the Company assumed $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) which were issued by BMBC in an underwritten public offering on December 13, 2017. The 2027 Notes mature on December 15, 2027, and currently bear interest at an annual fixed rate of 4.25% until and including December 14, 2022, and will thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 2.05% until December 15, 2027, or any early redemption date. The carrying value of the 2027 Notes, inclusive of purchase accounting marks, was $70.5 million as of March 31, 2022.
Other Borrowed Funds
Included in other borrowed funds are collateralized borrowings of $33.6 million and $24.5 million at March 31, 2022 and December 31, 2021, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities.
Borrower in Custody
The Company had $255.6 million and $282.1 million of loans and securities pledged to the Federal Reserve of Philadelphia (FRB) at March 31, 2022 and December 31, 2021, respectively. The Company did not borrow funds from the FRB during the three months ended March 31, 2022 or 2021.

13. INCOME TAXES
There were no unrecognized tax benefits as of March 31, 2022. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2018 through 2021 tax years are subject to examination as of March 31, 2022. The Company does not expect to record or realize any material unrecognized tax benefits during 2022.
The amortization of the low-income housing credit investments has been reflected as income tax expense of $1.2 million and $0.9 million for the three months ended March 31, 2022 and 2021.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the three months ended March 31, 2022 were $1.1 million, $1.2 million and $0.3 million, respectively. The carrying value of the investment in affordable housing credits is $38.4 million at March 31, 2022, compared to $39.6 million at December 31, 2021.
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

The following tables present financial instruments carried at fair value as of March 31, 2022 and December 31, 2021 by level in the valuation hierarchy (as described above):

	March 31, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$563,090	$—	$563,090
FNMA MBS	—	4,586,978	—	4,586,978
FHLMC MBS	—	126,406	—	126,406
GNMA MBS	—	16,059	—	16,059
GSE agency notes	—	203,396	—	203,396
Other assets	—	72,252	209	72,461
Total assets measured at fair value on a recurring basis	$—	$5,568,181	$209	$5,568,390

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$70,516	$18,632	$89,148

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$13,651	$13,651
Other real estate owned	—	—	1,818	1,818
Loans held for sale	—	70,617	—	70,617
Total assets measured at fair value on a nonrecurring basis	$—	$70,617	$15,469	$86,086

	December 31, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$575,766	$—	$575,766
FNMA MBS	—	4,245,684	—	4,245,684
FHLMC MBS	—	145,528	—	145,528
GNMA MBS	—	17,936	—	17,936
GSE agency notes	—	220,397	—	220,397
Other assets	—	5,153	—	5,153
Total assets measured at fair value on a recurring basis	$—	$5,210,464	$—	$5,210,464

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,039	$20,252	$23,291

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$10,518	$10,518
Other real estate owned	—	—	2,320	2,320
Loans held for sale	—	113,349	—	113,349
Total assets measured at fair value on a nonrecurring basis	$—	$113,349	$12,838	$126,187

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
Other assets
Other assets include the fair value of interest rate products, derivatives on the residential mortgage held for sale loan pipeline, and risk participation agreements. Valuation of interest rate products is obtained from an independent pricing service and also from the derivative counterparty. Valuation of the derivative related to the residential mortgage held for sale loan pipeline is based on valuation of the loans held for sale portfolio as described above in Loans held for sale. Valuation of risk participation agreements are obtained from an independent pricing service.
Other liabilities
Other liabilities include the fair value of interest rate products, derivatives on the residential mortgage held for sale loan pipeline, foreign exchange forward contracts, risk participation agreements, and derivative related to the sale of certain Visa Class B common shares. Valuation of interest rate products is obtained from an independent pricing service and also from the derivative counterparty. Valuation of the derivative related to the residential mortgage held for sale loan pipeline is based on valuation of the loans held for sale portfolio as described above in Loans held for sale. Valuation of foreign exchange forward contracts and risk participation agreements are obtained from an independent pricing service. Valuation of the derivative related to the sale of certain Visa Class B common shares is based on: (i) the agreed upon graduated fee structure; (ii) the length of time until the resolution of the Visa covered litigation; and (iii) the estimated impact of dilution in the conversion ratio of Class B shares resulting from changes in the Visa covered litigation.

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
Other assets
Other assets include the fair value of interest rate products, derivatives on the residential mortgage held for sale loan pipeline, and risk participation agreements (see discussion in “Fair Value of Financial Assets and Liabilities” section above).

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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $12.5 million at March 31, 2022 and $13.1 million at December 31, 2021, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
Accrued interest payable
The carrying amounts of interest payable approximate fair value.
Other liabilities
Other liabilities include the fair value of interest rate products, derivatives on the residential mortgage held for sale loan pipeline, foreign exchange forward contracts, risk participation agreements, and derivative related to the sale of certain Visa Class B common shares (see discussion in “Fair Value of Financial Assets and Liabilities” section above).
Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following table provides a description of the valuation technique and significant unobservable inputs for the Company's financial instruments classified as Level 3:

March 31, 2022
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$13,651	Observed market comparable transactions	Period of observed transactions	May 2021
Other real estate owned	1,818	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	209	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 250 bps LGD: 30%
Other liabilities (Risk participation agreements sold)	7	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps LGD: 30%
Other liabilities (Financial derivatives related to sales of certain Visa Class B shares)	18,625	Discounted cash flow	Timing of Visa litigation resolution	1.50 - 6.50 years (4.25 years or 4Q 2025)

The book value and estimated fair value of the Company's financial instruments are as follows:

		March 31, 2022		December 31, 2021
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$2,283,769	$2,283,769	$1,532,939	$1,532,939
Investment securities available-for-sale	Level 2	5,495,929	5,495,929	5,205,311	5,205,311
Investment securities held-to-maturity, net	Level 2	84,898	85,754	90,642	94,131
Other investments	Level 3	13,651	13,651	10,518	10,518
Loans, held for sale	Level 2	70,617	70,617	113,349	113,349
Loans and leases, net(1)	Level 3	11,197,482	11,355,608	7,791,482	7,723,867
Stock in FHLB of Pittsburgh	Level 2	8,804	8,804	6,073	6,073
Accrued interest receivable	Level 2	53,241	53,241	41,596	41,596
Other assets	Level 2	72,461	72,461	5,153	5,153
Financial liabilities:
Deposits	Level 2	17,623,544	17,603,155	13,240,062	13,236,816
Borrowed funds	Level 2	372,402	350,649	239,477	225,119
Standby letters of credit	Level 3	413	413	674	674
Accrued interest payable	Level 2	5,258	5,258	736	736
Other liabilities	Levels 2, 3	89,148	89,148	23,291	23,291
 (1) Includes reverse mortgage loans.
At March 31, 2022 and December 31, 2021 the Company had no commitments to extend credit measured at fair value.

15. DERIVATIVE FINANCIAL INSTRUMENTS
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both economic conditions and its business operations. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions. The Corporation does not use derivative financial instruments for trading purposes.
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of March 31, 2022.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives not designated as hedging instruments:
Interest rate products	$1,428,507	Other assets	$69,824
Interest rate products	1,428,507	Other liabilities	(69,874)
Interest rate lock commitments with customers	59,199	Other assets	833
Interest rate lock commitments with customers	48,435	Other liabilities	(573)
Forward sale commitments	92,690	Other assets	1,595
Forward sale commitments	12,911	Other liabilities	(39)
FX forwards	803	Other liabilities	(30)
Risk participation agreements sold	53,175	Other liabilities	(7)
Risk participation agreements purchased	66,872	Other assets	209
Financial derivatives related to sales of certain Visa Class B shares	113,177	Other liabilities	(18,625)
Total derivatives	$3,304,276		$(16,687)
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

Derivatives Designated as Hedging Instruments:
Cash Flow Hedges of Interest Rate Risk
In 2020, the Company terminated its three interest rate derivatives that were designated as cash flow hedges for a net gain of $1.3 million, recognized in accumulated other comprehensive income. The derivatives were used to hedge the variable cash flows associated with a variable rate loan pool. Hedge accounting was discontinued, and the net gain in accumulated comprehensive income is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continues to be probable, the $1.3 million net gain will be recognized into earnings on a straight-line basis over each derivative's original contract term. During the three months ended March 31, 2022, $0.1 million was reclassified into interest income. During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified as an increase to interest income.
Derivatives Not Designated as Hedging Instruments:
Swap Guarantees
The Company entered into agreements with five unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) directly with customers referred to them by the Company. Under the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction, only in the event that the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives.
At March 31, 2022 and December 31, 2021, there were 259 and 261 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $1.1 billion and $1.1 billion at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, the swap transactions remaining maturities ranged from under 1 year to 14 years. At March 31, 2022, 82 of these customer swaps were in a paying position to third parties for $6.6 million, with our swap guarantees having a fair value of $12.5 million. At December 31, 2021, 193 of these customer swaps were in a paying position to third parties for $35.8 million, with the Company's swap guarantees having a fair value of $13.1 million. However, for both periods, none of the Company's customers were in default of the swap agreements.
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps with commercial loan customers wishing to manage interest rate risk. The Company then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of March 31, 2022, there were no fair value adjustments related to credit quality.
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
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three months ended March 31, 2022 and March 31, 2021.

	Amount of (Loss) or Gain Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2022	2021
Interest rate lock commitments with customers	$(1,227)	$(3,264)	Mortgage banking activities, net
Forward sale commitments	3,137	6,123	Mortgage banking activities, net
Total	$1,910	$2,859

Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of March 31, 2022, there were no fair value adjustments related to credit quality.
Risk Participation Agreements
The Company may enter into a risk participation agreement (RPA) with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed. This type of derivative is referred to as an “RPA sold.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation may purchase an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA purchased.”
Credit-risk-related Contingent Features
The Company has agreements with certain derivative counterparties that contain a provision under which, if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $6.0 million in securities and $7.2 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements. If the Company had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at the termination value.

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
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. WSFS Wealth® Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. BMT-DE and Christiana Trust DE, which merged on April 1, 2022, provide personal trust and fiduciary services to families and individuals across the U.S. under The Bryn Mawr Trust Company of Delaware name. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management businesses to provide comprehensive solutions to clients. BMT Insurance Advisors is a full-service insurance agency, through which the Bank offers insurance and related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

The following tables show segment results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$141,402	$—	$2,735	$144,137	$119,131	$—	$2,150	$121,281
Noninterest income	18,825	10,070	31,679	60,574	23,348	9,702	14,772	47,822
Total external customer revenues	160,227	10,070	34,414	204,711	142,479	9,702	16,922	169,103
Inter-segment revenues:
Interest income	1,052	326	5,339	6,717	844	269	2,695	3,808
Noninterest income	6,490	365	186	7,041	3,695	286	401	4,382
Total inter-segment revenues	7,542	691	5,525	13,758	4,539	555	3,096	8,190
Total revenue	167,769	10,761	39,939	218,469	147,018	10,257	20,018	177,293
External customer expenses:
Interest expense	5,403	—	176	5,579	6,904	—	192	7,096
Noninterest expenses	148,501	7,549	18,407	174,457	80,544	7,298	7,777	95,619
Provision for (recovery of) credit losses	19,209	—	(238)	18,971	(19,593)	—	(567)	(20,160)
Total external customer expenses	173,113	7,549	18,345	199,007	67,855	7,298	7,402	82,555
Inter-segment expenses:
Interest expense	5,665	275	777	6,717	2,964	180	664	3,808
Noninterest expenses	551	1,145	5,345	7,041	687	1,087	2,608	4,382
Total inter-segment expenses	6,216	1,420	6,122	13,758	3,651	1,267	3,272	8,190
Total expenses	179,329	8,969	24,467	212,765	71,506	8,565	10,674	90,745
(Loss) income before taxes	$(11,560)	$1,792	$15,472	$5,704	$75,512	$1,692	$9,344	$86,548
Income tax provision				1,737				21,407
Consolidated net income				3,967				65,141
Net income attributable to noncontrolling interest				163				59
Net income attributable to WSFS				$3,804				$65,082
Supplemental Information
Capital expenditures for the period ended	$1,647	$—	$—	$1,647	$1,270	$—	$—	$1,270

The following table shows significant components of segment net assets as of March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$1,773,611	$479,576	$30,582	$2,283,769	$1,039,046	$477,806	$16,087	$1,532,939
Goodwill	750,275	—	136,890	887,165	452,629	—	20,199	472,828
Other segment assets	17,423,737	4,836	365,167	17,793,740	13,481,370	6,785	283,405	13,771,560
Total segment assets	$19,947,623	$484,412	$532,639	$20,964,674	$14,973,045	$484,591	$319,691	$15,777,327

17. COMMITMENTS AND CONTINGENCIES
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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were two repurchases for $0.8 million during the three months ended March 31, 2022 and no repurchases during the same period in 2021.
Unfunded Lending Commitments
At March 31, 2022 and December 31, 2021, the allowance for credit losses of unfunded lending commitments was $11.7 million and $7.4 million, respectively. A provision of $0.1 million was recognized during the three months ended March 31, 2022 compared to a provision for unfunded lending commitments of $0.6 million during the three months ended March 31, 2021.

18. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
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
Changes to accumulated other comprehensive (loss) income by component are shown, net of taxes, in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, December 31, 2021	$(33,873)	$175	$(4,691)	$268	$353	$(37,768)
Other comprehensive (loss) income before reclassifications	(275,918)	56	—	1	—	(275,861)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	—	(84)	(27)	(40)	—	(151)
Net current-period other comprehensive (loss) income	(275,918)	(28)	(27)	(39)	—	(276,012)
Balance, March 31, 2022	$(309,791)	$147	$(4,718)	$229	$353	$(313,780)

Balance, December 31, 2020	$59,882	$276	$(4,788)	$646	$(9)	$56,007
Other comprehensive (loss) income before reclassifications	(69,589)	—	—	—	273	(69,316)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(250)	(16)	(16)	(111)	—	(393)
Net current-period other comprehensive loss	(69,839)	(16)	(16)	(111)	273	(69,709)
Balance, March 31, 2021	$(9,957)	$260	$(4,804)	$535	$264	$(13,702)
(1)Cash flow hedges were terminated as of April 1, 2020

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income as shown in the tables below:

	Three Months Ended March 31,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2022	2021
Securities available for sale:
Realized gains on securities transactions	$—	$(329)	Securities gains, net
Income taxes	—	79	Income tax provision
Net of tax	—	(250)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	(111)	(21)	Interest and dividends on investment securities
Income taxes	27	5	Income tax provision
Net of tax	(84)	(16)
Amortization of defined benefit pension plan-related items:
Prior service credits	(19)	(22)
Actuarial (gains) losses	(17)	1
Total before tax	(36)	(21)	Salaries, benefits and other compensation
Income taxes	9	5	Income tax provision
Net of tax	(27)	(16)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	(52)	(146)	Interest and fees on loans and leases
Income taxes	12	35	Income tax provision
Net of tax	(40)	(111)
Total reclassifications	$(151)	$(393)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $21.0 billion in assets and $58.1 billion in assets under management (AUM) and assets under administration (AUA) at March 31, 2022, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 190 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, enriching the communities we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
As of March 31, 2022, we had eight consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), Christiana Trust Company of Delaware® (Christiana Trust DE), WSFS SPE Services, LLC, The Bryn Mawr Trust Company of Delaware (BMT-DE), and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II.. WSFS Bank has five wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), 1832 Holdings, Inc., BMT Insurance Advisors, Inc. (BMT Insurance Advisors), Bryn Mawr Equipment Finance, Inc., and KCMI Capital, Inc. (KCMI), and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Additionally, WSFS and the Bank acquired certain subsidiaries in the merger of Bryn Mawr Bank Corporation (BMBC) with and into WSFS on January 1, 2022, and the merger of The Bryn Mawr Trust Company with and into the Bank (collectively, the BMBC Merger), pursuant to the agreement and plan of merger, by and between WSFS and BMBC, dated as of March 9, 2021 (the BMBC Merger Agreement) that are not named herein as they are not integral or significant to our business.
On April 1, 2022, WSFS completed the merger of Christiana Trust of DE and BMT-DE. The combined organization will retain and operate under The Bryn Mawr Trust Company of Delaware name. Additionally, BMEF merged with and into BEFC effective April 1, 2022. Effective April 29, 2022, KCMI, a WSFS Bank subsidiary acquired in the BMBC Merger, was sold to a third-party financial institution. KCMI specializes in providing non-traditional commercial mortgage loans to well-established small businesses throughout the United States. As of March 31, 2022, KCMI had $55.5 million of net loans. This sale and subsidiary mergers occurred during the second quarter of 2022 and are not included in our March 31, 2022 unaudited Consolidated Financial Statements, and does not have a material impact on our unaudited Consolidated Financial Statements and related disclosures.
Our banking business had a total loan and lease portfolio of $11.3 billion as of March 31, 2022, which was funded primarily through commercial relationships and retail and customer generated deposits. We have built a $9.1 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products, retail securities and insurance brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide, and manages $1.9 billion in total cash and services approximately 29,300 non-bank ATMs and approximately 6,700 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports 630 branded ATMs for WSFS Bank Customers, which is one of the largest branded ATM networks in our market.

Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Combined, these businesses had $58.1 billion of AUM and AUA at March 31, 2022. WSFS Wealth® Investments provides financial advisory services along with insurance and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. BMT-DE and Christiana Trust DE, which merged on April 1, 2022, provide personal trust and fiduciary services to families and individuals across the U.S. under The Bryn Mawr Trust Company of Delaware name. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Client Management serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management businesses to provide comprehensive solutions to clients. BMT Insurance Advisors is a full-service insurance agency, through which the Bank offers insurance and related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.
As of March 31, 2022, we service our customers primarily from 122 offices located in Pennsylvania (63), Delaware (39), New Jersey, (18), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile app.
Highlights for Three Months Ended March 31, 2022
Results and other notable items include the following:
•BMBC Merger
◦We successfully closed the BMBC Merger on January 1, 2022.
◦The total value of consideration paid of $908.0 million and $493.7 million in net assets acquired resulted in $414.3 million of goodwill recognized.
◦The BMBC Merger initially added $3.5 billion of net loans and leases, $4.1 billion of deposits, and $23.6 billion of AUM and AUA.
◦We recorded $34.0 million of corporate development expenses and $17.5 million of restructuring expenses during the three months ended March 31, 2022 primarily related to the BMBC Merger.
•Balance Sheet
◦During the three months ended March 31, 2022, our balance sheet was significantly impacted by the net assets acquired from the BMBC Merger. See Note 3 for additional details.
•Credit Metrics
◦The allowance for credit losses (ACL) on loans and leases increased $41.8 million during the three months ended March 31, 2022, primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger. The initial $49.6 million ACL recorded includes $23.5 million related to non-purchase credit deteriorated (PCD) loans, or the initial provision for credit loss recorded, and $26.1 million related to PCD loans, which did not have an initial income statement impact, but adjusted the amortized cost basis of the loans at acquisition (i.e., a balance sheet gross-up).
•Other Notable Items
◦During the three months ended March 31, 2022, WSFS repurchased 938,985 shares of common stock under the Company's share repurchase program at an average price of $50.66, for an aggregate purchase price of $47.6 million.

FINANCIAL CONDITION
Total assets increased $5.2 billion to $21.0 billion at March 31, 2022 compared to December 31, 2021. This increase is primarily comprised of the following:
•Net loans and leases, excluding loans held for sale, increased $3.4 billion primarily driven by the $3.5 billion of loans and leases acquired in the BMBC Merger partially offset by the initial $49.6 million ACL recorded in connection with the BMBC Merger.
•Goodwill and intangible assets increased $414.3 million and $70.6 million, respectively, primarily due to the BMBC Merger. See Notes 3 and 10 to the unaudited Consolidated Financial Statements for additional information.
•Total cash and cash equivalents increased $750.8 million, primarily due to $573.8 million acquired in the BMBC Merger.
•Investment securities, available-for-sale increased $290.6 million during the three months ended March 31, 2022, primarily due to $805.8 million in purchases and $500.4 million acquired in the BMBC merger, partially offset by repayments of $649.3 million and decreased market-values on available-for-sale securities of $363.0 million
•Loans held for sale decreased $42.7 million during the three months ended March 31, 2022 driven by a combination of lower origination volume and higher loans sales in our mortgage banking business during the three months ended March 31, 2022.
Total liabilities increased $4.6 billion to $18.4 billion at March 31, 2022 compared to December 31, 2021. This increase is primarily comprised of the following:
•Total deposits increased $4.4 billion, primarily driven by $4.1 billion of deposits assumed in the BMBC Merger.
•Other liabilities increased $85.6 million primarily due to $123.2 million of BMT acquired liabilities, partially offset by $34.5 million lower accrued expenses reflecting the timing of settlement for debt security trades.
•Senior and subordinated debt increased $100.5 million due to the addition of subordinated notes assumed in the BMBC Merger.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited)."

Loans and Leases
The following table shows the remaining contractual maturity and rate sensitivity of the loan portfolio by loan category as of March 31, 2022. Loans may be pre-paid, so the actual maturity may differ from the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the "Less than One Year" category.

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial and industrial(1)
Interest rate:
Fixed	$55,265	$636,469	$212,720	$49,241	$953,695
Adjustable	306,951	855,777	319,383	57,722	1,539,833
Total	$362,216	$1,492,246	$532,103	$106,963	$2,493,528
Owner-occupied commercial
Interest rate:
Fixed	$52,833	$421,522	$427,302	$179,205	$1,080,862
Adjustable	40,765	249,632	429,806	71,762	791,965
Total	$93,598	$671,154	$857,108	$250,967	$1,872,827
Commercial mortgages
Interest rate:
Fixed	$129,174	$782,180	$377,236	$156,579	$1,445,169
Adjustable	88,937	693,279	1,038,555	95,302	1,916,073
Total	$218,111	$1,475,459	$1,415,791	$251,881	$3,361,242
Construction
Interest rate:
Fixed	$10,405	$71,994	$39,807	$7,624	$129,830
Adjustable	344,671	296,165	146,732	6,492	794,060
Total	$355,076	$368,159	$186,539	$14,116	$923,890
Commercial small business leases
Interest rate:
Fixed	$6,129	$464,049	$20,421	$—	$490,599
Adjustable	—	—	—	—	—
Total	$6,129	$464,049	$20,421	$—	$490,599
Residential(2)
Interest rate:
Fixed	$10,197	$25,606	$136,809	$487,701	$660,313
Adjustable(3)	10	548	29,763	114,692	145,013
Total	$10,207	$26,154	$166,572	$602,393	$805,326
Consumer
Interest rate:
Fixed	$2,544	$239,898	$344,059	$295,682	$882,183
Adjustable	8,452	47,118	32,763	411,600	499,933
Total	$10,996	$287,016	$376,822	$707,282	$1,382,116
Total loans and leases	$1,056,333	$4,784,237	$3,555,356	$1,933,602	$11,329,528
(1) Includes $8.5 million of PPP loans.
(2) Excludes reverse mortgages at fair value of $4.3 million.
(3) Includes hybrid adjustable-rate mortgages.

Deposits
The following table shows the maturities of certificates of deposit of $250,000 or more as of March 31, 2022:

(Dollars in thousands)
Maturity Period	March 31, 2022
Less than 3 months	$45,342
Over 3 months to 6 months	24,864
Over 6 months to 12 months	47,209
Over 12 months	40,143
Total	$157,558
The estimated amount of total uninsured deposits as of March 31, 2022 was $10.2 billion as compared to $7.5 billion at December 31, 2021.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS increased $581.4 million between December 31, 2021 and March 31, 2022. This increase was primarily due to $908.0 million of WSFS common shares issued in connection with the BMBC Merger, partially offset by a decrease of $275.9 million in accumulated other comprehensive income on available-for-sale securities from the effect of decreased market-values, $47.6 million from the repurchase of shares of common stock under our stock repurchase plan, and the payment of dividends on our common stock of $8.5 million.
During the first quarter of 2022, our Board of Directors approved a quarterly cash dividend of $0.13 per share of common stock. This dividend will be paid on May 20, 2022 to stockholders of record as of May 6, 2022.
Book value per share of common stock was $38.94 at March 31, 2022, an decrease of $1.79 from $40.73 at December 31, 2021. Tangible book value per share of common stock (a non-GAAP financial measure) was $22.99 at March 31, 2022, a decrease of $6.25 from $29.24 at December 31, 2021. These decreases are due to the same drivers of the increase in stockholders' equity of WSFS described above. We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of March 31, 2022:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,148,722	14.89%	$1,154,255	8.00%	$1,442,819	10.00%
WSFS Financial Corporation	2,160,007	14.94	1,156,786	8.00	1,445,983	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,010,382	13.93	865,692	6.00	1,154,255	8.00
WSFS Financial Corporation	1,845,665	12.76	867,590	6.00	1,156,786	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,010,382	13.93	649,269	4.50	937,832	6.50
WSFS Financial Corporation	1,845,665	12.76	650,692	4.50	939,889	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,010,382	9.98	805,620	4.00	1,007,025	5.00
WSFS Financial Corporation	1,845,665	9.16	805,790	4.00	1,007,237	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of March 31, 2022, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, WSFS separately held $147.2 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
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

As of March 31, 2022, the Corporation has $2.3 billion in cash, cash equivalents, and restricted cash. Additionally, the maximum borrowing capacity with the FHLB was $5.1 billion with an unused borrowing availability of $5.1 billion. Borrowing availability at the Federal Reserve Discount Window was $253.4 million, and borrowing availability through the overnight fed funds lines totaled $1.1 billion.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At March 31, 2022, we had $275.0 million in total contractual payments for ongoing leases have remaining lease terms of less than one year to 40 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases see Note 9 to the unaudited Consolidated Financial Statements. At March 31, 2022, we had no FHLB advances, and obligations for principal payments on long-term debt included $67.0 million for our trust preferred borrowings, due June 1, 2035, and $150.0 million for our senior debt, due December 15, 2030. In connection with the BMBC Merger, we assumed debt in the form of $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 and $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027. We also acquired Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the Trusts), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $774.0 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures owed to the Trusts of with a carrying value of $11.6 million each, totaling $23.2 million. The Company records its investments in the Trusts’ common securities of $387.0 thousand each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.
We are also contractually obligated to make interest payments on our long-term debt through their respective maturities. For additional information regarding long-term debt, see Note 12 to the unaudited Consolidated Financial Statements. At March 31, 2022, the Company had total commitments to extend credit of $3.3 billion, which are generally one year commitments.
In 2022, we plan to invest approximately $15 million in our Delivery Transformation initiative to increase adoption and usage of digital channels aligned with our strategy. Our organization is committed to product and service innovation as a means to drive growth and to stay ahead of changing customer demands and emerging competition. We are focused on developing and maintaining a strong “culture of innovation” that solicits, captures, prioritizes and executes innovation initiatives, including feedback from our customers, as well as leveraging technology from product creation to process improvement.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccruing loans:
Commercial and industrial	$7,932	$8,211
Owner-occupied commercial	497	811
Commercial mortgages	3,616	2,070
Construction	5,556	12
Residential	3,175	3,125
Consumer	2,311	2,380
Total nonaccruing loans	23,087	16,609
Other real estate owned	1,818	2,320
Restructured loans(1)(6)	12,933	14,204
Total nonperforming assets	$37,838	$33,133
Past due loans:
Commercial	$42	$1,357
Consumer (2)	11,581	8,634
Total past due loans	$11,623	$9,991
Ratio of allowance for credit losses to total loans and leases(3)	1.19%	1.19%
Ratio of nonaccruing loans to total gross loans and leases(4)	0.20	0.21
Ratio of nonperforming assets to total assets	0.18	0.21
Ratio of allowance for credit losses to nonaccruing loans	591	569
Ratio of allowance for credit losses to total nonperforming assets(5)	360	285
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
Nonperforming assets increased $4.7 million between December 31, 2021 and March 31, 2022. This increase was primarily due to the transfer in of one C&I relationship totaling $5.5 million during the period, which was partially offset by several smaller payoffs and the continued collection of principal payments. The ratio of nonperforming assets to total assets decreased from 0.21% at December 31, 2021 to 0.18% at March 31, 2022.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Beginning balance	$33,133	$60,508
Additions	10,641	13,317
Collections	(5,210)	(19,604)
Transfers to accrual	—	(28)
Charge-offs	(726)	(4,649)
Ending balance	$37,838	$49,544
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

INTEREST RATE SENSITIVITY
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. In response to the economic and financial effects of COVID-19, the FOMC reduced interest rates through 2020 and 2021 and instituted quantitative easing measures as well as domestic and global capital market support programs. The FOMC raised the federal funds target rate by 25 basis points in March 2022 and by another 50 basis points in May 2022, and has suggested that it may take steps to raise interest rates several more times in 2022. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At March 31, 2022, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $2.6 billion. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 134.71% at March 31, 2022 compared with 120.40% at December 31, 2021. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 12.19% at March 31, 2022 compared with 7.28% at December 31, 2021.
The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at March 31, 2022 are shown in the following table:

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Interest-rate sensitive assets:
Loans:
Commercial loans and leases(2)	$4,002,063	$1,496,195	$348,996	$15,443	$5,862,697
Commercial mortgage loans(2)	2,352,855	815,355	194,980	8,553	3,371,743
Residential(1)(2)	193,699	321,202	250,819	61,414	827,134
Consumer(2)	734,768	425,614	195,927	4,520	1,360,829
Loans held for sale(2)	81,103	1,626	2,427	1,581	86,737
Investment securities, available-for-sale	2,537,566	3,178,040	1,789,998	48,372	7,553,976
Investment securities, held-to-maturity	18,005	35,826	31,071	—	84,902
Other interest-earning assets	8,804	—	—	—	8,804
Total interest-rate sensitive assets:	$9,928,863	$6,273,858	$2,814,218	$139,883	$19,156,822
Interest-rate sensitive liabilities:
Interest-bearing deposits:
Interest-bearing demand	$1,646,187	$—	$—	$—	$1,646,187
Savings	1,282,990	—	—	—	1,282,990
Money market	3,287,452	—	—	—	3,287,452
Customer time deposits	853,117	299,303	2,032	—	1,154,452
Trust preferred borrowings	90,295	—	—	—	90,295
Senior and subordinated debt	100,492	147,996	—	—	248,488
Other borrowed funds	109,606	—	—	—	109,606
Total interest-rate sensitive liabilities:	$7,370,139	$447,299	$2,032	$—	$7,819,470
Excess of interest-rate sensitive assets over interest-rate liabilities (interest-rate sensitive gap)	$2,558,724	$5,826,559	$2,812,186	$139,883	$11,337,352
One-year interest-rate sensitive assets/interest-rate sensitive liabilities	134.72%
One-year interest-rate sensitive gap as a percent of total assets	12.19%
(1)Includes reverse mortgage loans
(2)Loan balances exclude nonaccruing loans, deferred fees and costs

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure evaluates the impact of an immediate change in interest rates in 100 basis point increments on the economic value of equity ratio. The economic value of the equity ratio is defined as the economic value of the estimated cash flows from assets and liabilities as a percentage of economic value of cash flows from total assets.
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	31.6%	26.96%	25.1%	24.27%
+200	21.0%	25.43%	16.6%	23.07%
+100	10.3%	23.76%	8.2%	21.76%
+50	5.1%	22.22%	4.1%	20.33%
+25	2.5%	21.87%	2.0%	20.05%
—	—%	21.50%	—%	19.73%
-25	(2.5)%	21.10%	(1.4)%	19.28%
-50	(4.6)%	20.61%	(2.2)%	18.72%
-100	(5.8)%	19.42%	(3.8)%	17.36%
'-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF
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

RESULTS OF OPERATIONS
Three months ended March 31, 2022: Net income for the three months ended March 31, 2022 was $3.8 million, compared to $65.1 million for the three months ended March 31, 2021.
•Net interest income increased $24.4 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the increase in average balances, primarily in loans and leases as a result of the BMBC Merger and mortgage-backed securities. See “Net Interest Income” for further information.
•Our provision for credit losses for the three months ended March 31, 2022 increased $39.1 million compared to the three months ended March 31, 2021, primarily due to the initial provision for credit losses of $23.5 million recorded in connection with the BMBC Merger. See “Allowance for Credit Losses” for further information.
•Noninterest income for the three months ended March 31, 2022 increased $12.8 million compared to the three months ended March 31, 2021, primarily due to the increased Wealth Management revenue attributable to the BMBC Merger, partially offset by a decline in our mortgage banking business. See “Noninterest Income” for further information.
•Noninterest expense increased $78.8 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increases in corporate development expenses, restructuring expenses, and salaries and benefits. See “Noninterest Expense” for further information.
•Income tax provision for the three months ended March 31, 2022 decreased $19.7 million compared to the three months ended March 31, 2021, primarily due to the $80.8 million decrease in pre-tax income.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$4,851,090	$52,466	4.39%	$4,138,034	$52,620	5.16%
Commercial real estate loans	4,292,159	40,639	3.84	2,803,378	29,191	4.22
Residential loans	843,699	9,657	4.58	734,593	12,864	7.00
Consumer loans	1,357,970	15,284	4.56	1,159,588	12,836	4.49
Loans held for sale	74,694	835	4.53	161,287	1,341	3.37
Total loans and leases	11,419,612	118,881	4.22	8,996,880	108,852	4.91
Mortgage-backed securities(3)	5,223,794	23,113	1.77	2,507,910	10,704	1.71
Investment securities(3)	330,826	1,321	1.82	336,410	1,449	1.98
Other interest-earning assets	1,721,659	822	0.19	1,103,632	276	0.10
Total interest-earning assets	$18,695,891	$144,137	3.13%	$12,944,832	$121,281	3.81%
Allowance for credit losses	(134,780)			(226,911)
Cash and due from banks	209,730			114,725
Cash in non-owned ATMs	509,568			393,964
Bank-owned life insurance	100,756			32,155
Other noninterest-earning assets	1,638,727			997,444
Total assets	$21,019,892			$14,256,209
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$3,435,377	$581	0.07%	$2,572,325	$618	0.10%
Savings	2,262,026	162	0.03	1,830,781	150	0.03
Money market	4,092,835	925	0.09	2,682,219	854	0.13
Customer time deposits	1,173,023	1,323	0.46	1,117,191	2,377	0.86
Total interest-bearing customer deposits	10,963,261	2,991	0.11	8,202,516	3,999	0.20
Brokered deposits	63,376	137	0.88	136,957	497	1.47
Total interest-bearing deposits	11,026,637	3,128	0.12	8,339,473	4,496	0.22
Federal Home Loan Bank advances	—	—	—	736	5	2.76
Trust preferred borrowings	90,263	513	2.30	67,011	324	1.96
Senior and subordinated debt	248,565	1,929	3.10	246,654	2,266	3.67
Other borrowed funds(4)	38,396	9	0.10	19,656	5	0.10
Total interest-bearing liabilities	$11,403,861	$5,579	0.20%	$8,673,530	$7,096	0.33%
Noninterest-bearing demand deposits	6,450,783			3,490,831
Other noninterest-bearing liabilities	445,855			322,296
Stockholders’ equity	2,722,263			1,771,822
Noncontrolling interest	(2,870)			(2,270)
Total liabilities and stockholders’ equity	$21,019,892			$14,256,209
Excess of interest-earning assets over interest-bearing liabilities	$7,292,030			$4,271,302
Net interest income		$138,558			$114,185
Interest rate spread			2.93%			3.48%
Net interest margin			3.01%			3.59%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

Three months ended March 31, 2022: During the three months ended March 31, 2022, net interest income increased $24.4 million from the three months ended March 31, 2021 primarily due to the increases in average balances, primarily in loans and leases and mortgage-backed securities. Net interest margin was 3.01% for the first quarter of 2022, a 58 basis point decrease compared to 3.59% for the first quarter of 2021 due to reductions of 30 basis points from lower purchase accounting accretion, 16 basis points from the balance sheet size and mix, and 12 basis points from PPP loans.
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

Three Months Ended March 31,	2022 vs. 2021
(Dollars in thousands)	Volume	Yield/Rate	Net
Interest Income:
Loans:
Commercial loans and leases(1)	$34,069	$(34,223)	$(154)
Commercial mortgage loans	28,005	(16,557)	11,448
Residential	9,720	(12,927)	(3,207)
Consumer	2,243	205	2,448
Loans held for sale	(2,588)	2,082	(506)
Mortgage-backed securities	12,019	390	12,409
Investment securities(2)	(22)	(106)	(128)
Other interest-earning assets	209	337	546
Favorable (unfavorable)	83,655	(60,799)	22,856
Interest expense:
Deposits:
Interest-bearing demand	795	(832)	(37)
Money market	1,399	(1,328)	71
Savings	12	—	12
Customer time deposits	765	(1,819)	(1,054)
Brokered certificates of deposits	(206)	(154)	(360)
FHLB advances	(2)	(3)	(5)
Trust preferred borrowings	126	63	189
Senior and subordinated debt	117	(454)	(337)
Other borrowed funds	4	—	4
Unfavorable (favorable)	3,010	(4,527)	(1,517)
Net change, as reported	$80,645	$(56,272)	$24,373
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

During the three months ended March 31, 2022, we recorded a provision for credit losses of $19.0 million, a net change of $39.1 million as compared with the recovery of credit losses of $20.2 million for the three months ended March 31, 2021. The increase was primarily due to the initial provision for credit losses of $23.5 million recorded in connection with the BMBC Merger.
The allowance for credit losses increased to $136.3 million at March 31, 2022 from $94.5 million at December 31, 2021. The increase was primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger. The initial $49.6 million ACL recorded includes $23.5 million related to non-PCD loans, or the initial provision for credit loss recorded, and $26.1 million related to PCD loans, which does not have an initial income statement impact, but adjusts the amortized cost basis of the loans at acquisition (i.e., a balance sheet gross-up). The ratio of allowance for credit losses to total loans and leases was 1.19% at March 31, 2022 and December 31, 2021.
The following tables detail the allocation of the ACL and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of March 31, 2022
Allowance for credit losses	$65,716	$6,125	$23,105	$3,145	$4,956	$33,283	$136,330
% of ACL to total ACL	48%	5%	17%	2%	4%	24%	100%
Loan portfolio balance	$2,984,127	$1,872,827	$3,361,242	$923,890	$809,610	$1,382,116	$11,333,812
% to total loans and leases	26%	17%	30%	8%	7%	12%	100%
Three months ended March 31, 2022
Charge-offs	$3,639	$179	$37	$—	$186	$810	$4,851
Recoveries	601	126	121	—	386	366	1,600
Net charge-offs (recoveries)	$3,038	$53	$(84)	$—	$(200)	$444	$3,251
Average loan balance	$2,949,444	$1,901,647	$3,387,900	$904,258	$839,546	$1,357,970	$11,340,765
Ratio of net charge-offs (recoveries) to average gross loans	0.42%	0.01%	(0.01)%	NMF	(0.10)%	0.13%	0.12%

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of December 31, 2021
Allowance for credit losses	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
% of ACL to total ACL	53%	5%	12%	2%	4%	24%	100%
Loan portfolio balance	$2,270,319	$1,341,707	$1,881,510	$687,213	$546,667	$1,158,573	$7,885,989
% to total loans and leases	28%	17%	24%	9%	7%	15%	100%
Year ended December 31, 2021
Charge-offs	$23,592	$83	$73	$2,473	$—	$2,094	$28,315
Recoveries	8,756	160	269	—	789	1,131	11,105
Net charge-offs (recoveries)	$14,836	$(77)	$(196)	$2,473	$(789)	$963	$17,210
Average loan balance	$2,463,933	$1,337,883	$1,994,995	$775,246	$628,411	$1,134,569	$8,335,037
Ratio of net charge-offs (recoveries) to average gross loans	0.60%	(0.01)%	(0.01)%	0.32%	(0.13)%	0.08%	0.21%
(1)Includes commercial small business leases and PPP loans.
(2)Excludes reverse mortgages.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 8 to the unaudited Consolidated Financial Statements and Nonperforming Assets above for further information.

Noninterest Income
Three months ended March 31, 2022: During the three months ended March 31, 2022, noninterest income was $60.6 million, an increase of $12.8 million from $47.8 million during the three months ended March 31, 2021. The increase was driven by a $15.9 million increase in Wealth Management revenue, of which $13.3 million was attributable to the BMBC Merger. In addition, the three months ended March 31, 2022, included $1.5 million of capital markets income and $1.3 million of insurance income, both attributable to the BMBC Merger. Partially offsetting the increase was a $5.7 million decrease in mortgage banking activities, primarily resulting from the decline in refinancing originations compared to the historically higher levels during the three months ended March 31, 2021.
Noninterest Expense
Three months ended March 31, 2022: During the three month ended March 31, 2022, noninterest expense was $174.5 million, an increase of $78.8 million from $95.6 million for the three months ended March 31, 2021. The increase was primarily due to increases of $31.9 million and $17.8 million of Corporate development expenses and Restructuring expenses, respectively, both related to the BMBC Merger, as well as a $17.8 million increase in Salaries, benefits and other compensation as a result of increased headcount primarily from the BMBC Merger as well as higher salaries.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $1.7 million during the three months ended March 31, 2022 compared to income tax expense of $21.4 million for the same period in 2021.
Our effective tax rate was 30.5% for the three months ended March 31, 2022 compared to 24.7% for the same period in 2021. The effective tax rate for the three months ended March 31, 2022 increased primarily due to reduction in pretax income. While we incurred $0.4 million of tax expense related to nondeductible acquisition costs during both the three months ended March 31, 2022 and March 31, 2021, the impact to the effective tax rate was much higher in 2022 due to the lower level of pretax income.
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

(Dollars and share amounts in thousands, except per share amounts)	March 31, 2022	December 31, 2021
Stockholders’ equity of WSFS	$2,520,463	$1,939,099
Less: Goodwill and other intangible assets	1,032,189	547,231
Tangible common equity (numerator)	$1,488,274	$1,391,868
Shares of common stock outstanding (denominator)	64,735	47,609
Book value per share of common stock	$38.94	$40.73
Goodwill and other intangible assets	15.94	11.49
Tangible book value per share of common stock	$22.99	$29.24
CRITICAL ACCOUNTING ESTIMATES
The preparation of the unaudited Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for credit losses, business combinations, deferred taxes, fair value measurements and goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2022, it is possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policy involves more significant judgments and estimates. We have reviewed this critical accounting policy and estimates with the Audit Committee.
Allowance for Credit Losses
We maintain an allowance for credit losses (ACL) which represents our best estimate of expected losses in our financial assets, which include loans, leases and held-to-maturity debt securities. We establish our allowance in accordance with guidance provided in ASC 326, Financial Instruments – Credit Losses. The ACL includes two primary components: (i) an allowance established on financial assets which share similar risk characteristics collectively evaluated for credit losses (collective basis), and (ii) an allowance established on financial assets which do not share similar risk characteristics with any loan segment and is individually evaluated for credit losses (individual basis). We consider the determination of the allowance for credit losses to be critical because it requires significant judgment reflecting our best estimate of expected credit losses based on our historical loss experience, current conditions and economic forecasts. Our evaluation is based upon a continuous review of our financial assets, with consideration given to evaluations resulting from examinations performed by regulatory authorities. The allowance for credit losses increased to $136.3 million at March 31, 2022 from $94.5 million at December 31, 2021. The increase was primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger. See Note 7 to the unaudited Consolidated Financial Statements for further discussion of the ACL.
The calculation of expected credit losses is determined using a single scenario third-party economic forecast to adjust the calculated historical loss rates of the portfolio segments to incorporate the effects of current and future economic conditions. The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires us to make significant estimates, including modeling methodology, historical loss experience, relevant available information from internal and external sources relating to qualitative adjustment factors, prepayment speeds and reasonable and supportable forecasts about future economic conditions. The Company's economic forecast considers the general health of the economy, the interest rate environment, real estate pricing and market risk
The ACL may increase or decrease due to changes in economic conditions affecting borrowers and macroeconomic variables that our financial assets are more susceptible to, including unforeseen events such as natural disasters and pandemics, new information regarding existing financial assets, identification of additional problems assets, the fair value of underlying collateral, and other factors. These changes, both within and outside the Company’s control, may frequently update and have a material impact to our financial results.

Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on our financial assets, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACL because a wide variety of factors and inputs are considered in these estimates and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across the Company’s portfolio mix and segmentation. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As of March 31, 2022, the Company believes that its ACL was adequate.
Business Combinations
We account for business combinations under ASC 805, Business Combinations using the acquisition method of accounting and record the identifiable assets acquired, liabilities assumed, consideration paid, and any non-controlling interests of the acquired business at fair value at the acquisition date. The excess of consideration paid over the fair value of the net assets acquired is recorded as goodwill. The fair values are preliminary estimates subject to adjustments during the measurement period, which does not exceed one year after acquisition. The application of business combination principles, including the determination of the fair value of net assets acquired, requires the use of significant estimates and assumptions under ASC 820, Fair Value Measurement. See Note 3 to the unaudited Consolidated Financial Statements.
Determining estimated fair value requires a significant amount of judgment and estimates. If our assumptions change or errors are determined in its calculations, the fair value could materially change resulting in a change in our goodwill or identifiable net assets acquired, including identified intangible assets. As of March 31, 2022, the Company believes that the fair value of the assets acquired, liabilities assumed, consideration paid, and any non-controlling interests of the acquired business at fair value at the acquisition date was adequate.
RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at March 31, 2022 did not significantly change from our recent regulatory developments at December 31, 2021, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
The information required by this Item is incorporated herein by reference to the information provided in Part I Item 2 (Interest Rate Sensitivity) of this Quarterly Report on Form 10-Q.
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

(b)Changes in internal control over financial reporting. BMBC was acquired on January 1, 2022. We have extended oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. Other than these processes, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2022.

Part II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to the information provided in Note 19 – Legal and Other Proceedings to the unaudited Consolidated Financial Statements.

Item 1A. Risk Factors
There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the Securities and Exchange Commission.

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
During the three months ended March 31, 2022, WSFS repurchased 938,985 shares of common stock under the Company's share repurchase program at an average price of $50.66, for an aggregate purchase price of $47.6 million.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.     Exhibits

Exhibit Number	Description of Document
10.1
Letter Agreement, dated as of March 8, 2021, by and between WSFS Financial Corporation and Francis J. Leto, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 3, 2022

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 10, 2022, is formatted in Inline XBRL.
* Submitted as Exhibits 101 to this Quarterly Report on Form 10-Q are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date: May 10, 2022	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)