Form 10-Q
period 2022-06-30
WSFS FINANCIAL CORP
filed 2022-08-04
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 63,512,527 shares as of July 31, 2022.

WSFS FINANCIAL CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and exhibits hereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•difficult market conditions and unfavorable economic trends in the United States generally and in financial markets, particularly in the markets in which the Company operates and in which its loans are concentrated, including difficult and unfavorable conditions and trends related to housing markets, unemployment levels, interest rates, supply chain issues, inflation, economic growth, and the novel coronavirus (COVID-19) pandemic, and related variant developments, vaccination efforts and emergency orders;
•possible additional loan losses and impairment of the collectability of loans;
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

The following are registered trademarks of the Company: Bryn Mawr Trust®, Cash Connect®, NewLane Finance®, Powdermill® Financial Solutions, West Capital Management®, WSFS Institutional Services®, WSFS Mortgage® and WSFS Wealth® Investments. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share and share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans and leases	$129,342	$98,645	$248,223	$207,497
Interest on mortgage-backed securities	27,377	12,506	50,490	23,210
Interest and dividends on investment securities:
Taxable	702	702	1,404	1,403
Tax-exempt	638	681	1,257	1,429
Other interest income	1,961	368	2,783	644
	160,020	112,902	304,157	234,183
Interest expense:
Interest on deposits	3,766	3,778	6,894	8,274
Interest on Federal Home Loan Bank advances	—	—	—	5
Interest on senior and subordinated debt	1,949	2,053	3,878	4,319
Interest on trust preferred borrowings	682	317	1,195	641
Interest on other borrowings	8	5	17	10
	6,405	6,153	11,984	13,249
Net interest income	153,615	106,749	292,173	220,934
Provision for (recovery of) credit losses	8,268	(67,563)	27,239	(87,723)
Net interest income after provision for (recovery of) credit losses	145,347	174,312	264,934	308,657
Noninterest income:
Credit/debit card and ATM income	8,772	7,567	16,453	14,372
Investment management and fiduciary income	31,192	15,360	61,373	29,613
Deposit service charges	6,071	5,319	11,896	10,779
Mortgage banking activities, net	2,211	4,453	5,109	13,053
Loan and lease fee income	1,698	1,730	3,032	5,215
Securities gains, net	—	—	—	329
Unrealized gain on equity investments, net	5,991	5,261	5,988	5,261
Bank owned life insurance income	374	695	479	900
Other income	15,720	8,633	28,273	17,318
	72,029	49,018	132,603	96,840
Noninterest expense:
Salaries, benefits and other compensation	68,189	52,408	139,119	105,546
Occupancy expense	9,902	8,083	20,694	16,543
Equipment expense	10,388	7,338	20,761	14,729
Data processing and operations expenses	5,288	3,444	10,647	6,829
Professional fees	5,273	3,401	8,724	7,257
Marketing expense	1,637	1,286	2,903	2,278
Loss on debt extinguishment	—	1,087	—	1,087
FDIC expenses	1,468	1,056	2,859	2,125
Loan workout and other credit costs	(226)	(552)	102	568
Corporate development expense	6,393	2,543	40,431	4,638
Restructuring expense	3,934	(144)	21,448	(409)
Other operating expense	21,803	16,082	40,818	30,460
	134,049	96,032	308,506	191,651
Income before taxes	83,327	127,298	89,031	213,846
Income tax provision	22,425	31,687	24,162	53,094
Net income	$60,902	$95,611	$64,869	$160,752
Less: Net income (loss) attributable to noncontrolling interest	162	(56)	325	3
Net income attributable to WSFS	$60,740	$95,667	$64,544	$160,749
Earnings per share:
Basic	$0.95	$2.01	$1.00	$3.38
Diluted	$0.94	$2.01	$1.00	$3.37
Weighted average shares of common stock outstanding:
Basic	64,224,018	47,529,143	64,581,321	47,519,229
Diluted	64,283,288	47,691,709	64,696,053	47,675,223

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
			(Unaudited)
Net income	$60,902	$95,611	$64,869	$160,752
Less: Net income (loss) attributable to noncontrolling interest	162	(56)	325	3
Net income attributable to WSFS	60,740	95,667	64,544	160,749
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) of $(26,975), $7,615, $(114,107), and $(14,361), respectively	(85,422)	24,104	(361,340)	(45,485)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $—, $—, $— and $79, respectively	—	—	—	(250)
	(85,422)	24,104	(361,340)	(45,735)
Net change in securities held-to-maturity
Net change in unrealized loss on available-for-sale securities reclassified to held-to-maturity, net of tax benefit of $37,830, $9 , $37,839 and $14, respectively(1)	(119,796)	(28)	(119,824)	(44)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax benefit of $(9), (8), $(17) and (13), respectively	(28)	(24)	(55)	(40)
Net change in cash flow hedge
Net unrealized gain arising during the period, net of tax expense of $—, $— , $— and $— respectively	—	—	1	—
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $(13), $(35) , $(25) and $(70), respectively	(40)	(112)	(80)	(223)
	(40)	(112)	(79)	(223)
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax expense of $59,$— , $59 and $86, respectively	188	—	188	273
Total other comprehensive (loss) income	(205,098)	23,940	(481,110)	(45,769)
Total comprehensive (loss) income	$(144,358)	$119,607	$(416,566)	$114,980
(1)Includes $119.8 million, net of tax benefit, of unrealized losses on transferred investment securities with a book value of $1.1 billion from available-for-sale to held-to-maturity.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	June 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$1,036,554	$1,046,992
Cash in non-owned ATMs	633,710	480,527
Interest-bearing deposits in other banks including collateral (restricted cash) of $6,030 at June 30, 2022 and $5,050 at December 31, 2021	6,345	5,420
Total cash, cash equivalents, and restricted cash	1,676,609	1,532,939
Investment securities, available-for-sale (amortized cost of $5,016,103 at June 30, 2022 and $5,249,882 at December 31, 2021	4,496,087	5,205,311
Investment securities, held-to-maturity, net of allowance for credit losses of $6 at June 30, 2022 and $4 at December 31, 2021 (fair value $1,063,352 at June 30, 2022 and $94,131 at December 31, 2021)	1,064,182	90,642
Other investments	21,064	10,518
Loans, held for sale at fair value	60,775	113,349
Loans and leases, net of allowance for credit losses of $141,970 at June 30, 2022 and $94,507 at December 31, 2021	11,340,711	7,791,482
Bank owned life insurance	100,515	33,099
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	10,118	6,073
Other real estate owned	358	2,320
Accrued interest receivable	55,718	41,596
Premises and equipment	120,606	87,295
Goodwill	883,116	472,828
Intangible assets	136,741	74,403
Other assets	583,616	315,472
Total assets	$20,550,216	$15,777,327
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$6,551,542	$4,565,143
Interest-bearing	10,718,065	8,674,919
Total deposits	17,269,607	13,240,062
Trust preferred borrowings	90,344	67,011
Senior and subordinated debt	248,372	147,939
Other borrowed funds	31,067	24,527
Accrued interest payable	3,091	736
Other liabilities	594,859	360,036
Total liabilities	18,237,340	13,840,311
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 75,870,300 at June 30, 2022 and 57,695,676 at December 31, 2021	759	577
Capital in excess of par value	1,968,175	1,058,997
Accumulated other comprehensive loss	(518,878)	(37,768)
Retained earnings	1,272,192	1,224,614
Treasury stock at cost, 12,283,026 shares at June 30, 2022 and 10,086,936 shares at December 31, 2021	(406,888)	(307,321)
Total stockholders’ equity of WSFS	2,315,360	1,939,099
Noncontrolling interest	(2,484)	(2,083)
Total stockholders' equity	2,312,876	1,937,016
Total liabilities and stockholders' equity	$20,550,216	$15,777,327

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Six Months Ended June 30, 2022
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2021	57,695,676	$577	$1,058,997	$(37,768)	$1,224,614	$(307,321)	$1,939,099	$(2,083)	$1,937,016
Net income	—	—	—	—	64,544	—	64,544	325	64,869
Other comprehensive loss	—	—	—	(481,110)	—	—	(481,110)	—	(481,110)
Cash dividend, $0.26 per share	—	—	—	—	(16,966)	—	(16,966)	—	(16,966)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	187	187
Issuance of common stock including proceeds from exercise of common stock options	57,776	1	431	—	—	—	432	—	432
Issuance of common stock in acquisition of BMT	18,116,848	181	907,835	—	—	—	908,016	—	908,016
Noncontrolling interest assumed in acquisition	—	—	—	—	—	—	—	(913)	(913)
Stock-based compensation expense	—	—	3,061	—	—	—	3,061	—	3,061
Repurchases of common stock (1)	—	—	(2,149)	—	—	(99,567)	(101,716)	—	(101,716)
Balance, June 30, 2022	75,870,300	$759	$1,968,175	$(518,878)	$1,272,192	$(406,888)	$2,315,360	$(2,484)	$2,312,876

	Three Months Ended June 30, 2022
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2022	75,832,292	$758	$1,967,972	$(313,780)	$1,219,882	$(354,369)	$2,520,463	$(2,646)	$2,517,817
Net income	—	—	—	—	60,740	—	60,740	162	60,902
Other comprehensive loss	—	—	—	(205,098)	—	—	(205,098)	—	(205,098)
Cash dividend, $0.13 per share	—	—	—	—	(8,430)	—	(8,430)	—	(8,430)
Issuance of common stock including proceeds from exercise of common stock options	38,008	1	2	—	—	—	3	—	3
Stock-based compensation expense	—	—	1,728	—	—	—	1,728	—	1,728
Repurchases of common shares (2)	—	—	(1,527)	—	—	(52,519)	(54,046)	—	(54,046)
Balance, June 30, 2022	75,870,300	$759	$1,968,175	$(518,878)	$1,272,192	$(406,888)	$2,315,360	$(2,484)	$2,312,876
(1)Repurchase of common stock includes 2,124,587 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 100,093 shares withheld to cover tax liabilities.
(2)Repurchase of common stock includes 1,185,602 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 96,663 shares withheld to cover tax liabilities.

	Six Months Ended June 30, 2021
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2020	57,575,783	$576	$1,053,022	$56,007	$977,414	$(295,293)	$1,791,726	$(2,246)	$1,789,480
Net income	—	—	—	—	160,749	—	160,749	3	160,752
Other comprehensive loss	—	—	—	(45,769)	—	—	(45,769)	—	(45,769)
Cash dividend, $0.25 per share	—	—	—	—	(11,879)	—	(11,879)	—	(11,879)
Issuance of common stock including proceeds from exercise of common stock options	46,368	1	175	—	—	—	176	—	176
Stock-based compensation expense	—	—	2,262	—	—	—	2,262	—	2,262
Repurchases of common shares (1)	—	—	(1,183)	—	—	(12,028)	(13,211)	—	(13,211)
Balance, June 30, 2021	57,622,151	$577	$1,054,276	$10,238	$1,126,284	$(307,321)	$1,884,054	$(2,243)	$1,881,811

	Three Months Ended June 30, 2021
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2021	57,589,330	$576	$1,054,291	$(13,702)	$1,036,797	$(307,321)	$1,770,641	$(2,187)	$1,768,454
Net income (loss)	—	—	—	—	95,667	—	95,667	(56)	95,611
Other comprehensive income	—	—	—	23,940	—	—	23,940	—	23,940
Cash dividend, $0.13 per share	—	—	—	—	(6,180)	—	(6,180)	—	(6,180)
Issuance of common stock including proceeds from exercise of common stock options	32,821	1	60	—	—	—	61	—	61
Stock-based compensation expense	—	—	1,107	—	—	—	1,107	—	1,107
Repurchases of common shares (1)	—	—	(1,182)	—	—	—	(1,182)	—	(1,182)
Balance, June 30, 2021	57,622,151	$577	$1,054,276	$10,238	$1,126,284	$(307,321)	$1,884,054	$(2,243)	$1,881,811
(1)Repurchase of common stock includes 267,309 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors and 17,732 shares withheld to cover tax liabilities.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021

Operating activities:
Net income	$64,869	$160,752
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	27,239	(87,723)
Depreciation of premises and equipment, net	15,076	6,575
Accretion of fees and discounts, net	(5,537)	(26,820)
Amortization of intangible assets	10,605	5,302
Amortization of right-of-use lease assets	11,599	5,988
Decrease in operating lease liability	(9,254)	(6,688)
Income from mortgage banking activities, net	(5,109)	(13,053)
Gain on sale of securities, net	—	(329)
Loss on sale of other real estate owned and valuation adjustments, net	(255)	(45)
Stock-based compensation expense	3,061	2,262
Unrealized gain on equity investments, net	(5,988)	(5,261)
Deferred income tax (benefit) expense	(3,448)	30,162
(Increase) decrease in accrued interest receivable	(3,421)	4,060
Decrease (increase) in other assets	17,909	(8,046)
Origination of loans held for sale	(324,227)	(510,421)
Proceeds from sales of loans held for sale	321,515	569,341
Decrease (increase) in value of bank owned life insurance	109	(708)
Increase in capitalized interest, net	(1,202)	(1,551)
(Decrease) increase in accrued interest payable	(887)	527
Increase (decrease) in other liabilities	126,515	(35,248)
Net cash provided by operating activities	$239,169	$89,076
Investing activities:
Purchases of investment securities held to maturity	$(49,088)	$—
Repayments, maturities and calls of investment securities held-to-maturity	28,487	16,240
Sale of investment securities available-for-sale	—	9,332
Purchases of investment securities available-for-sale	(1,166,663)	(1,267,988)
Repayments, maturities and calls of investment securities available-for-sale	784,871	354,265
Proceeds from bank-owned life insurance death benefit	1,437	—
Net decrease in loans	86,523	914,464
Net cash from business combinations	573,745	—
Purchase of loans held-for-investment	(137,008)	(88,405)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(1,314)	(585)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	1	266
Sales of other real estate owned	1,844	2,402
Investment in premises and equipment	(4,436)	(3,005)
Sales of premises and equipment	891	427
Net cash provided by (used in) investing activities	$119,290	$(62,587)

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021

Financing activities:
Net increase in demand and saving deposits	$32,850	$1,133,691
Decrease in time deposits	(91,628)	(106,803)
Decrease in brokered deposits	(37,948)	(155,462)
Repayments of FHLB advances	—	(6,623)
Contribution from noncontrolling shareholders	187	—
Cash dividend	(16,966)	(11,879)
Issuance of common stock including proceeds from exercise of common stock options	432	176
Redemption of senior debt	—	(100,000)
Repurchases of common shares	(101,716)	(13,211)
Net cash (used in) provided by financing activities	$(214,789)	$739,889
Increase in cash, cash equivalents, and restricted cash	143,670	766,378
Cash, cash equivalents, and restricted cash at beginning of period	1,532,939	1,654,735
Cash, cash equivalents, and restricted cash at end of period	$1,676,609	$2,421,113
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,630	$12,722
Income taxes	15,796	21,999
Non-cash information:
Loans transferred to other real estate owned	—	606
Loans transferred to portfolio from held-for-sale at fair value	54,684	24,782
Securities transferred to held-to-maturity from available-for-sale at fair value	931,421	—
Held-to-maturity securities purchased, not settled	8,355	—
Fair value of assets acquired, net of cash received	4,712,782	—
Fair value of liabilities assumed	4,378,511	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company), and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). As of June 30, 2022, the other subsidiaries of WSFS include WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), WSFS SPE Services, LLC, The Bryn Mawr Trust Company of Delaware (BMT-DE), and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
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
On April 1, 2022, WSFS completed the merger of Christiana Trust Company of Delaware® and BMT-DE. The combined organization will retain and operate under The Bryn Mawr Trust Company of Delaware name. Additionally on April 1, 2022, Bryn Mawr Equipment Finance, Inc. merged with and into BEFC. On April 29, 2022, KCMI Capital, Inc. (KCMI), a specialized commercial lending unit acquired in the BMBC merger and not core to our overall lending strategy, was sold at par value for $55.5 million. Finally, on June 30, 2022, the business of BMT Insurance Advisors (BMTIA), was sold to Patriot Growth Services, LLC.
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). The Company provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. The banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to individuals, institutions and corporations. The Federal Deposit Insurance Corporation (FDIC) insures the customers’ deposits to their legal maximums. The Company serves its customers primarily from 121 offices located in Pennsylvania (62), Delaware (39), New Jersey (18), Virginia (1) and Nevada (1), its ATM network, website at www.wsfsbank.com and mobile app. Information on the website is not incorporated by reference into this Quarterly Report on Form 10-Q.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2021 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at June 30, 2022.
RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncement was adopted by the Company during the six months ended June 30, 2022, but does not have a material impact on the unaudited Consolidated Financial Statements:

•ASU No. 2021-05, Leases (Topic 842), Lessors – Certain Leases with Variable Lease Payments

There were no other applicable material accounting pronouncements adopted by the Company since December 31, 2021.
Accounting guidance pending adoption at June 30, 2022
ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures: In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors (ASC 310-40) while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The guidance also requires that an entity disclose current-period write-offs by year of origination for financing receivables and net investments in leases within the scope of Topic 326. The guidance is effective for annual periods beginning after December 15, 2022. Early adoption is permitted. Adoption is required on a prospective basis, except for the transition method related to the recognition and measurement of TDRs where the entity as to apply on a modified-retrospective basis. The Company is currently evaluating the impact upon adoption and will apply the guidance after completion of its assessment.

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
BMBC was the holding company for The Bryn Mawr Trust Company (Bryn Mawr Bank), a Pennsylvania chartered bank and wholly-owned subsidiary. BMBC and Bryn Mawr Bank were headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia, and served primarily the Greater Philadelphia region. BMBC and its direct and indirect subsidiaries was a locally managed, premier financial services company providing retail and commercial banking; trust administration and wealth management; and insurance and risk management solutions. Following the BMBC Merger, WSFS Bank is the oldest and largest, locally headquartered bank and trust company in the Greater Philadelphia and Delaware region with a full-service product suite and a balance sheet to compete with larger regional and national banks. The BMBC Merger also allows WSFS to accelerate our long-term strategic objectives, including scale to continue to invest in our delivery and talent transformations.
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
The following table summarizes the consideration transferred and the fair values of identifiable assets acquired and liabilities assumed:

(Dollars in thousands)
Consideration Transferred:	Fair Value
Common shares issued (18,116,848)	$908,016
Cash paid to BMBC stock and option holders	16
Value of consideration	908,032
Assets acquired:
Cash and due from banks	573,761
Investment securities	500,400
Loans and leases	3,456,748
Premises and equipment	44,842
Deferred income taxes	6,322
Bank owned life insurance	67,525
Intangible assets	73,065
Other assets	153,593
Total assets	4,876,256
Liabilities assumed:
Deposits	4,110,271
Other borrowings	145,512
Other liabilities	123,642
Noncontrolling interest	(913)
Total liabilities and noncontrolling interest	4,378,512
Net assets acquired:	497,744
Goodwill resulting from acquisition of BMBC	$410,288

The following table details the changes to goodwill recorded subsequent to acquisition:

(Dollars in thousands)	Fair Value
Goodwill resulting from the acquisition of BMBC reported as of March 31, 2022	$414,337
Effects of adjustments to:
Deferred income taxes	2,111
Intangibles	1,500
Other liabilities	441
Effect of sale of BMTIA business	(8,101)
Goodwill resulting from the acquisition of BMBC as of June 30, 2022	$410,288
Adjustments to Goodwill were primarily related to the fair value of Wealth Management intangible assets, the subsequent sale of the BMTIA business, and the related deferred tax impacts.
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
Deferred Income Taxes: The Company recorded a deferred income tax asset (DTA) of $6.3 million related to tax attributes of BMBC along with the effects of fair value adjustments resulting from acquisition accounting for the combination. The DTA’s recorded were based on the expected federal and state tax benefits of when the acquired tax attributes and purchase accounting adjustments will reverse. In recording the DTA, consideration was given to potential limitations on the realizability of such acquired tax attributes. There was no material change to the valuation allowance as a result of the BMBC Merger.
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
WSFS recorded $56.1 million of Wealth Management intangible assets that consisted of $53.0 million for customer relationships in our wealth management, trust and insurances lines of business, $2.9 million for the Bryn Mawr Trust tradename, and $0.2 million in non-compete agreements. Fair value for these Wealth Management intangible assets was based on a discounted cash flow methodology projecting net cash flow benefits, including assumptions related to customer attrition, discount rates, income projections and applicable growth rate assumptions.
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

The following table details the costs identified and classified as corporate development and restructuring expenses, which are primarily related to the BMBC Merger:

	Three months ended June 30,	Six months ended June 30,
(dollars in thousands)	2022	2022
Salaries, benefits and other compensation	$2,215	$12,258
Occupancy expense	1,121	11,360
Equipment expense	3,104	19,690
Professional fees	3,106	11,883
Data processing and operations expenses	71	99
Marketing expense	1,931	2,973
Other operating expense, net	(1,221)	3,616
Total corporate development and restructuring expenses	$10,327	$61,879

During the second quarter of 2021, WSFS announced a retail banking office optimization plan that included the planned consolidation of Bryn Mawr Trust and WSFS Bank banking offices. Most of the consolidations and rebranding of the banking offices were completed during the first quarter of 2022, which included the consolidation of 22 Bryn Mawr Trust and 12 WSFS Bank banking offices. Costs related to this plan are included in the Corporate development expense line item on the unaudited Consolidated Statements of Income. In addition, the Company had $13.1 million of premises and equipment as held-for-sale as of June 30, 2022, which is included in the Other assets line item on the unaudited Consolidated Statement of Financial Condition.
Pro Forma Income Statement (unaudited)
The following pro forma income statement for the three and six months ended June 30, 2021 presents the pro forma results of operations of the combined institution (BMBC and the Corporation) as if the BMBC Merger occurred on January 1, 2021. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma results of operations.

	Three months ended June 30,	Six months ended June 30,
(dollars in thousands, except share and per share data)	2021	2021
Net interest income	$139,810	$288,779
Provision for credit losses	(51,202)	(97,954)
Net interest income after provision for credit losses	191,012	386,733
Total noninterest income	69,984	137,647
Total noninterest expenses	132,713	264,821
Income before income taxes	128,283	259,559
Income tax provision	32,391	64,164
Net income	$95,892	$195,395
Per share data:
Weighted-average basic shares outstanding	65,420,226	65,423,241
Dilutive shares	317,220	294,422
Adjusted weighted-average diluted shares	65,737,446	65,717,663
Basic earnings per common share	$1.47	$2.99
Diluted earnings per common share	$1.46	$2.97
Due to the various conversions of BMBC systems since the date of acquisition, as well as other streamlining and continuing integration of BMBC's operating activities into those of the Company, reporting for revenue and net income of the former BMBC operations for the period subsequent to the acquisition is impracticable.

4. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Bailment fees	$4,014	$3,320	$6,799	$6,379
Interchange fees	3,890	3,485	7,989	6,540
Other card and ATM fees	868	762	1,665	1,453
Total credit/debit card and ATM income	$8,772	$7,567	$16,453	$14,372
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Trust fees	$20,398	$10,808	$39,488	$20,572
Wealth management and advisory fees	10,794	4,552	21,885	9,041
Total investment management and fiduciary income	$31,192	$15,360	$61,373	$29,613
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
Wealth management and advisory fees consists of fees from legacy Bryn Mawr Trust Wealth Management (excluding The Bryn Mawr Trust Company of Delaware), Cypress, West Capital, Powdermill®, and WSFS Wealth® Investments. Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage. The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Service fees	$3,972	$3,553	$7,856	$6,975
Return and overdraft fees	1,896	1,504	3,671	3,082
Other deposit service fees	203	262	369	722
Total deposit service charges	$6,071	$5,319	$11,896	$10,779
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
Other income
The following table presents the components of other income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Managed service fees	$4,387	$4,504	$8,225	$8,113
Currency preparation	929	1,160	1,800	2,108
ATM loss protection	674	628	1,282	1,250
Capital market revenue	3,437	—	4,945	—
Miscellaneous products and services(1)	6,293	2,341	12,021	5,847
Total other income	$15,720	$8,633	$28,273	$17,318
(1)Includes commissions income from BMTIA. The BMTIA business was sold during the second quarter.
Other income consists of managed service fees, which are primarily courier fees related to cash management, currency preparation, ATM loss protection, capital markets revenue, and other miscellaneous products and services offered by the Bank. These fees are primarily generated through monthly billings or at the time of the transaction. Through its subsidiary BMTIA, the Bank earned commissions from the sale of insurance policies, which are generally calculated as a percentage of the policy premium, and contingent income, which is calculated based on the volume and performance of the policies held by each carrier. Obligations for the sale of insurance policies are generally satisfied at the point in time which the policy is executed and are recognized at the point in time in which the amounts are known and collection is reasonably assured. Performance metrics for contingent income are generally satisfied over time, not exceeding one year, and are recognized at the point in time in which the amounts are known and collection is reasonably assured.
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
See Note 16 for further information about the disaggregation of noninterest income by segment.

5. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income attributable to WSFS	$60,740	$95,667	$64,544	$160,749
Denominator:
Weighted average basic shares	64,224	47,529	64,581	47,519
Dilutive potential common shares	59	163	115	156
Weighted average fully diluted shares	64,283	47,692	$64,696	$47,675
Earnings per share:
Basic	$0.95	$2.01	$1.00	$3.38
Diluted	$0.94	$2.01	$1.00	$3.37
Outstanding common stock equivalents having no dilutive effect	51	—	7	1
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

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligation (CMO)	$624,579	$64	$66,988	$—	$557,655
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,997,394	1,473	406,409	—	3,592,458
Freddie Mac (FHLMC) MBS	123,756	25	7,385	—	116,396
Ginnie Mae (GNMA) MBS	41,078	21	1,938	—	39,161
Government-sponsored enterprises (GSE) agency notes	229,296	—	38,879	—	190,417
	$5,016,103	$1,583	$521,599	$—	$4,496,087
Held-to-Maturity Debt Securities(1)
FNMA MBS	$931,421	$—	$—	$—	$931,421
State and political subdivisions	132,267	322	1,151	6	131,432
Foreign bonds	500	—	1	—	499
	$1,064,188	$322	$1,152	$6	$1,063,352
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $157.4 million at June 30, 2022, which are offset in Accumulated other comprehensive (loss) income. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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
The scheduled maturities of available-for-sale debt securities at June 30, 2022 and December 31, 2021 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2022 (1)
Within one year	$1,890	$1,888
After one year but within five years	98,602	95,371
After five years but within ten years	361,217	329,345
After ten years	4,554,394	4,069,483
	$5,016,103	$4,496,087
December 31, 2021 (1)
Within one year	$—	$—
After one year but within five years	103,960	107,009
After five years but within ten years	204,186	204,289
After ten years	4,941,736	4,894,013
	$5,249,882	$5,205,311
(1)Actual maturities could differ from contractual maturities.
As of June 30, 2022, the Company’s available-for-sale investment securities consisted of 960 securities, 936 of which were in an unrealized loss position.
As of June 30, 2022, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies.

As of June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The scheduled maturities of held-to-maturity debt securities at June 30, 2022 and December 31, 2021 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2022 (1)
Within one year	$731	$730
After one year but within five years	5,567	5,580
After five years but within ten years	40,830	40,830
After ten years	1,017,060	1,016,212
	$1,064,188	$1,063,352
December 31, 2021 (1)
Within one year	$232	$234
After one year but within five years	2,675	2,736
After five years but within ten years	44,137	45,404
After ten years	43,602	45,757
	$90,646	$94,131
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 6.0 years at June 30, 2022.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
During the second quarter of 2022, the Company transferred investment securities with a book value of $1.1 billion from available-for-sale to held-to-maturity to mitigate the impact of the rising interest rate environment to Accumulated other comprehensive (loss) income in the Company's Consolidated Statement of Changes in Stockholders' Equity. The transfer occurred at a fair value totaling $931.4 million. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $157.6 million at June 30, 2022, which are offset in Accumulated other comprehensive (loss) income. No gains or losses on these securities were recognized at the time of transfer.
Investment securities with fair market values aggregating $2.5 billion and $2.2 billion were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of June 30, 2022 and December 31, 2021, respectively.
During the six months ended June 30, 2022, the Company had no sales of debt securities categorized as available-for-sale, resulting in no realized gains and no realized losses. During the six months ended June 30, 2021, the Company sold $9.3 million of debt securities categorized as available-for-sale resulting in $0.3 million of realized gains and no realized losses.
As of June 30, 2022 and December 31, 2021, the Company's debt securities portfolio had remaining unamortized premiums of $66.7 million and $69.4 million, respectively, and unaccreted discounts of $26.6 million and $12.7 million, respectively.

For debt securities in an unrealized loss position and an allowance has not been recorded, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at June 30, 2022.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$375,687	$32,423	$167,328	$34,565	$543,015	$66,988
FNMA MBS	3,083,263	334,083	421,083	72,326	3,504,346	406,409
FHLMC MBS	104,590	5,638	8,718	1,747	113,308	7,385
GNMA MBS	36,513	1,626	1,880	312	38,393	1,938
GSE agency notes	36,484	6,455	153,933	32,424	190,417	38,879
	$3,636,537	$380,225	$752,942	$141,374	$4,389,479	$521,599

Held-to-maturity debt securities:
FNMA MBS	$751,546	$122,546	$179,874	$35,044	$931,420	$157,590
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
At June 30, 2022, available-for-sale debt securities for which the amortized cost basis exceeded fair value totaled $4.4 billion. Total unrealized losses on these securities were $521.6 million at June 30, 2022. The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of June 30, 2022.

At June 30, 2022 and December 31, 2021, held-to-maturity debt securities had an amortized cost basis of $1.1 billion and $90.6 million, respectively. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of June 30, 2022, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions	Foreign bonds
A+ rated or higher	$—	$132,267	$500
Not rated	931,421	—	—
Ending balance	$931,421	$132,267	$500
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2021, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$90,146	$500
Not rated	—	—
Ending balance	$90,146	$500
The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS and foreign bond debt securities for the six months ended June 30, 2022 and 2021. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Allowance for credit losses:
Beginning balance	$4	$5	$4	$6
Provision for credit losses	2	—	2	(1)
Ending balance	$6	$5	$6	$5
Accrued interest receivable of $1.0 million and $0.9 million as of June 30, 2022 and December 31, 2021, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of June 30, 2022 and December 31, 2021.
Equity Investments
The Company had equity investments with a fair value of $21.1 million and $10.5 million as of June 30, 2022 and December 31, 2021, respectively.
During the three and six months ended June 30, 2022, total net gains on equity investments of $6.0 million were recorded, driven by an unrealized gain on the Company's investment in CRED.ai presented within Unrealized gain on equity investment, net in the Consolidated Statements of Income.
During the three and six months ended June 30, 2021, the Company recorded an unrealized gain on its remaining investment in Visa Class B shares of $0.2 million and an unrealized gain of $5.1 million on its investment in Social Finance, Inc. (SoFi).

7. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commercial and industrial(1)	$2,594,937	$1,918,043
Owner-occupied commercial	1,823,229	1,341,707
Commercial mortgages	3,321,654	1,881,510
Construction	934,324	687,213
Commercial small business leases	512,803	352,276
Residential(2)	773,138	546,667
Consumer(3)	1,522,596	1,158,573
	11,482,681	7,885,989
Less:
Allowance for credit losses	141,970	94,507
Net loans and leases	$11,340,711	$7,791,482
(1) Includes Paycheck Protection Program (PPP) loans of $5.2 million at June 30, 2022 and $31.5 million at December 31, 2021.
(2) Includes reverse mortgages at fair value of $2.6 million at June 30, 2022 and $3.9 million at December 31, 2021.
(3) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $42.9 million and $31.6 million at June 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

8. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of allowance for credit losses and loan balances for the three and six months ended June 30, 2022 and 2021. The increase was primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger and loan growth during the quarter. The initial $49.6 million ACL recorded includes $23.5 million related to non-PCD loans, or the initial provision for credit loss recorded, and $26.1 million related to PCD loans, which does not have an initial income statement impact, but adjusts the amortized cost basis of the loans at acquisition (i.e., a balance sheet gross-up).

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended June 30, 2022
Allowance for credit losses
Beginning balance	$65,716	$6,125	$23,105	$3,145	$4,956	$33,283	$136,330
Charge-offs	(2,549)	—	—	—	—	(1,418)	(3,967)
Recoveries	870	141	1	—	144	183	1,339
(Credit) provision	(3,116)	(756)	557	1,913	(112)	9,782	8,268
Ending balance	$60,921	$5,510	$23,663	$5,058	$4,988	$41,830	$141,970
Six months ended June 30, 2022
Allowance for credit losses
Beginning balance	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
Initial allowance on acquired PCD loans	22,614	595	2,684	71	61	78	26,103
Charge-offs	(6,188)	(179)	(37)	—	(186)	(2,228)	(8,818)
Recoveries	1,471	267	122	—	530	549	2,939
(Credit) provision(4)	(6,943)	253	9,271	3,084	1,231	20,343	27,239
Ending balance	$60,921	$5,510	$23,663	$5,058	$4,988	$41,830	$141,970
Period-end allowance allocated to:
Loans evaluated on an individual basis	$5,437	$—	$—	$—	$—	$—	$5,437
Loans evaluated on a collective basis	55,484	5,510	23,663	5,058	4,988	41,830	136,533
Ending balance	$60,921	$5,510	$23,663	$5,058	$4,988	$41,830	$141,970
Period-end loan balances:
Loans evaluated on an individual basis	$29,030	$787	$7,771	$5,392	$5,803	$2,012	$50,795
Loans evaluated on a collective basis	3,078,710	1,822,442	3,313,883	928,932	764,772	1,520,584	11,429,323
Ending balance	$3,107,740	$1,823,229	$3,321,654	$934,324	$770,575	$1,522,596	$11,480,118
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $2.6 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4)Includes $23.5 million initial provision for credit losses on non-PCD loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended June 30, 2021
Allowance for credit losses
Beginning balance	$125,870	$9,617	$30,545	$14,287	$5,702	$18,797	$204,818
Charge-offs	(6,512)	(45)	—	—	—	(521)	(7,078)
Recoveries	1,379	15	30	—	455	362	2,241
(Credit) provision	(33,534)	(3,406)	(14,476)	(10,775)	(2,864)	(2,508)	(67,563)
Ending balance	$87,203	$6,181	$16,099	$3,512	$3,293	$16,130	$132,418
Six months ended June 30, 2021
Allowance for loan losses
Beginning balance, prior to adoption of ASC 326	$150,875	$9,615	$31,071	$12,190	$6,893	$18,160	$228,804
Charge-offs	(11,564)	(45)	—	—	—	(945)	(12,554)
Recoveries	2,519	105	44	—	595	628	3,891
(Credit) provision	(54,627)	(3,494)	(15,016)	(8,678)	(4,195)	(1,713)	(87,723)
Ending balance	$87,203	$6,181	$16,099	$3,512	$3,293	$16,130	$132,418
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1	$—	$10	$—	$—	$—	$11
Loans evaluated on a collective basis	87,202	6,181	16,089	3,512	3,293	16,130	132,407
Ending balance	$87,203	$6,181	$16,099	$3,512	$3,293	$16,130	$132,418
Period-end loan balances:
Loans evaluated on an individual basis	$14,446	$3,868	$3,962	$72	$4,994	$2,608	$29,950
Loans evaluated on a collective basis	2,365,251	1,356,813	2,020,722	779,529	601,064	1,102,561	8,225,940
Ending balance	$2,379,697	$1,360,681	$2,024,684	$779,601	$606,058	$1,105,169	$8,255,890
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $8.4 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	June 30, 2022
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$6,486	$520	$7,006	$3,094,133	$6,601	$3,107,740
Owner-occupied commercial	2,132	—	2,132	1,820,744	353	1,823,229
Commercial mortgages	4,056	211	4,267	3,313,124	4,263	3,321,654
Construction	4,348	—	4,348	924,792	5,184	934,324
Residential(3)	5,159	78	5,237	762,765	2,573	770,575
Consumer(4)	11,302	11,085	22,387	1,498,172	2,037	1,522,596
Total	$33,483	$11,894	$45,377	$11,413,730	$21,011	$11,480,118
% of Total Loans	0.30%	0.10%	0.40%	99.42%	0.18%	100%
(1)There was no allowance on nonaccrual loans as of June 30, 2022.
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances excludes reverse mortgages at fair value of $2.6 million.
(4)Includes $19.6 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

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
(3)Residential accruing current balances excludes reverse mortgages, at fair value of $3.9 million.
(4)Includes $17.0 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$3,987	$2,614	$4,199	$4,012
Owner-occupied commercial	353	—	811	—
Commercial mortgages	4,263	—	2,070	—
Construction	5,184	—	12	—
Residential(2)	2,573	—	3,125	—
Consumer(3)	2,005	32	2,380	—
Total	$18,365	$2,646	$12,597	$4,012
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Interest income recognized on individually reviewed loans was $0.2 million and $0.3 million during the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, there were 22 residential loans and 12 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $2.0 million and $3.3 million, respectively. As of December 31, 2021, there were 28 residential loans and 9 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $2.5 million and $3.2 million, respectively. Loan workout and other real estate owned (OREO) (recoveries) expenses were less than $(0.1) million and $0.2 million during the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.7 million during three and six months ended June 30, 2021, respectively. Loan workout and OREO expenses are included in Loan workout and other credit costs on the Consolidated Statement of Income.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of June 30, 2022.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass(2)	$492,793	$680,564	$503,154	$343,944	$258,950	$284,041	$7,970	$215,231	$2,786,647
Special mention	28,344	38,417	8,791	9,304	6,493	1,234	—	19,939	112,522
Substandard or Lower	11,285	20,119	15,134	70,613	38,871	45,005	10	7,534	208,571
	$532,422	$739,100	$527,079	$423,861	$304,314	$330,280	$7,980	$242,704	$3,107,740
Owner-occupied commercial:
Risk Rating
Pass	$133,004	$377,379	$255,167	$256,339	$162,461	$409,964	$—	$144,921	$1,739,235
Special mention	—	920	6,994	—	1,278	7,335	—	3,467	19,994
Substandard or Lower	1,166	4,023	20,120	4,540	12,956	8,241	—	12,954	64,000
	$134,170	$382,322	$282,281	$260,879	$176,695	$425,540	$—	$161,342	$1,823,229
Commercial mortgages:
Risk Rating
Pass	$208,322	$680,573	$556,456	$565,068	$280,557	$711,412	$—	$201,214	$3,203,602
Special mention	6,225	1,620	14,750	6,281	3,527	37,184	—	4,057	73,644
Substandard or Lower	748	5,139	13,552	3,617	4,149	16,946	—	257	44,408
	$215,295	$687,332	$584,758	$574,966	$288,233	$765,542	$—	$205,528	$3,321,654
Construction:
Risk Rating
Pass	$195,969	$349,705	$208,881	$20,770	$45,782	$9,586	$—	$95,611	$926,304
Special mention	—	603	—	—	—	—	—	—	603
Substandard or Lower	2,025	4,408	—	197	—	—	—	787	7,417
	$197,994	$354,716	$208,881	$20,967	$45,782	$9,586	$—	$96,398	$934,324
Residential(3):
Risk Rating
Performing	$24,777	$117,528	$62,225	$39,318	$52,955	$467,969	$—	$—	$764,772
Nonperforming(4)	—	568	505	1,587	124	3,019	—	—	5,803
	$24,777	$118,096	$62,730	$40,905	$53,079	$470,988	$—	$—	$770,575
Consumer(5):
Risk Rating
Performing	$258,696	$222,594	$141,316	$61,751	$208,705	$84,737	$537,619	$5,150	$1,520,568
Nonperforming(6)	—	—	351	—	545	—	860	272	2,028
	$258,696	$222,594	$141,667	$61,751	$209,250	$84,737	$538,479	$5,422	$1,522,596
(1)Includes commercial small business leases.
(2)Includes $5.2 million of PPP loans.
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
(6)Includes troubled debt restructured home equity installment loans performing in accordance with the loans' modified terms and accruing interest.

Troubled Debt Restructurings (TDRs)
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Performing TDRs	$12,484	$14,204
Nonperforming TDRs	587	756
Total TDRs	$13,071	$14,960
Approximately $0.2 million in related reserves have been established for these loans at June 30, 2022 and December 31, 2021.
The following tables present information regarding the types of loan modifications made for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022					Six months ended June 30, 2022
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	—	—	—	—	—	1	—	—	—	1
Residential	—	—	1	—	1	1	—	1	—	2
Consumer	—	26	1	—	27	1	26	3	1	31
Total	—	26	2	—	28	3	26	4	1	34

	Three months ended June 30, 2021					Six months ended June 30, 2021
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Residential	—	—	—	—	—	—	—	2	—	2
Consumer	—	—	3	1	4	—	—	20	1	21
Total	—	—	3	1	4	—	—	22	1	23
(1)Other includes interest rate reduction, forbearance, and interest only payments.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and repayment is reasonably assured. The following tables present loans modified as TDRs during the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$—	$—	$(19)	$(19)
Residential	134	134	139	139
Consumer	281	281	463	463
Total(1)(2)	$415	$415	$583	$583
(1)During the three and six months ended June 30, 2022, the TDRs set forth in the table above resulted in a less than $0.1 million increase and a $0.2 million increase in the allowance for credit losses, respectively, and no additional charge-offs in either period. During the three and six months ended June 30, 2022, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(2)The TDRs set forth in the table above did not occur as a result of the loan forbearance program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Residential	$—	$—	$166	$166
Consumer	155	155	839	839
Total(1)(2)	$155	$155	$1,005	$1,005
(1)During the three and six months ended June 30, 2021 the TDRs set forth in the table above resulted in a less than $0.1 million increase in the allowance for credit losses for both periods, and no additional charge-offs in either period. During the three and six months ended June 30, 2021, no TDRs defaulted that had received troubled debt modification during the past twelve months.
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

The components of operating lease cost were as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost (1)	$5,039	$4,789	$10,389	$9,443
Sublease income	(84)	(90)	(171)	(197)
Net lease cost	$4,954	$4,699	$10,218	$9,246
(1)Includes variable lease cost and short-term lease cost.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Right-of-use assets	$144,888	$144,134
Lease liabilities	$165,584	$159,526

Lease term and discount rate
Weighted average remaining lease term (in years)	17.72	19.17
Weighted average discount rate	4.22%	4.27%

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	June 30, 2022
Remaining in 2022	$9,806
2023	19,877
2024	18,589
2025	18,585
2026	14,816
After 2026	169,697
Total lease payments	251,370
Less: Interest	(85,786)
Present value of lease liabilities	$165,584

Supplemental cash flow information related to operating leases was as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,063	$4,693	$10,714	$9,074
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	—	—	13,707	—
In connection with the BMBC Merger, the Company initiated a branch optimization initiative for the combined locations of the legacy companies. During the three and six months ended June 30, 2022, the Company recorded $4.3 million of accelerated right-of-use asset amortization expense due to asset impairment for the leased locations to be terminated.
As of June 30, 2022, the Corporation had not entered into any material leases that have not yet commenced.

Lessor Equipment Leasing
The Company provides equipment and small business lease financing through its leasing subsidiary, NewLane Finance®. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and fees on loans and leases on the Consolidated Statements of Income. The allowance for credit losses on finance leases is included in Provision for (recovery of) credit losses on the Consolidated Statements of Income.
The components of direct finance lease income are summarized in the table below:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Direct financing leases:
Interest income on lease receivable	$10,326	$5,102	$20,063	$9,726
Interest income on deferred fees and costs, net	(953)	(438)	(1,497)	(756)
Total direct financing lease net interest income	$9,373	$4,664	$18,566	$8,970

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Lease receivables	$584,381	$399,688
Unearned income	(81,739)	(55,066)
Deferred fees and costs	10,161	7,654
Net investment in direct financing leases	$512,803	$352,276

10. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the six months ended June 30, 2022, management determined based on its qualitative assessment that it is not more likely than not that the fair values of our reporting units are less than their carrying values. No goodwill impairment exists during the six months ended June 30, 2022.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2021	$452,629	$—	$20,199	$472,828
Goodwill from business combinations	297,646	—	116,691	414,337
Goodwill adjustments(1)	2,790	—	(6,839)	(4,049)
June 30, 2022	$753,065	$—	$130,051	$883,116
(1)Goodwill adjustments include the remeasurements as noted in Note 3 and Wealth Management includes the impact of the sale of the BMTIA business.
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
June 30, 2022
Core deposits	$104,751	$(35,277)	$69,474	10 years
Customer relationships	68,281	(10,406)	57,875	7-15 years
Non-compete agreements	200	(100)	100	1 year
Tradename	2,900	—	2,900	indefinite
Loan servicing rights(1)	10,637	(4,245)	6,392	10-25 years
Total intangible assets	$186,769	$(50,028)	$136,741
December 31, 2021
Core deposits	$93,811	$(30,103)	$63,708	10 years
Customer relationships	15,281	(7,876)	7,405	7-15 years
Loan servicing rights(2)	6,671	(3,381)	3,290	10-25 years
Total intangible assets	$115,763	$(41,360)	$74,403
(1)Includes impairment losses of $0.1 million for the three and six months ended June 30, 2022.
(2)Includes reversal of impairment losses of $0.3 million for the year ended December 31, 2021
In connection with the BMBC Merger on January 1, 2022, the Company recorded $10.9 million of core deposit intangibles, $53.0 million of customer relationships, $2.9 million for the Bryn Mawr Trust tradename, $0.2 million in non-compete agreements, and $3.3 million of loan servicing rights. See Note 3 to the unaudited Consolidated Financial Statements for additional information on intangible assets recorded in connection with the BMBC Merger.
The Company recognized amortization expense on intangible assets of $3.9 million and $7.9 million for the three and six months ended June 30, 2022, compared to $2.7 million and $5.3 million or the three and six months ended June 30, 2021.

The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	June 30, 2022
Remaining in 2022	$8,452
2023	16,532
2024	16,269
2025	15,932
2026	15,269
Thereafter	61,387
Total	$133,841
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
The value of the Company's mortgage servicing rights was $2.3 million and $0.5 million at June 30, 2022 and December 31, 2021, respectively, and the value of its SBA loan servicing rights was $4.1 million and $2.8 million at June 30, 2022 and December 31, 2021, respectively. In connection with the BMBC Merger, the Company acquired $2.0 million of mortgage servicing rights and $1.3 million of SBA loan servicing rights. Changes in the value of these servicing rights resulted in impairment losses of $0.1 million for the three and six months ended June 30, 2022 and impairment losses of $0.1 million and less than $0.1 million for the three and six months ended June 30, 2021. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the Consolidated Statements of Income.
Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of June 30, 2022 or December 31, 2021. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.
11. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Noninterest-bearing:
Noninterest demand	$6,551,542	$4,565,143
Total noninterest-bearing	$6,551,542	$4,565,143

Interest-bearing:
Interest-bearing demand	$3,395,951	$2,793,279
Savings	2,313,240	1,970,744
Money market	3,881,914	2,906,260
Customer time deposits	1,104,022	988,974
Brokered deposits	22,938	15,662
Total interest-bearing	10,718,065	8,674,919
Total deposits	$17,269,607	$13,240,062

12. BORROWED FUNDS

The following is a summary of borrowed funds by type as of June 30, 2022 and December 31, 2021:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Trust preferred borrowings	$90,344	$67,011
Senior and subordinated debt	248,372	147,939
Other borrowed funds	31,067	24,527
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
The Company may utilize federal funds as a short-term funding source. The Company had no securities sold under agreements to repurchase at June 30, 2022 and December 31, 2021.
Federal Home Loan Bank Advances
The Company had no FHLB Advances at June 30, 2022 and December 31, 2021.
Pursuant to collateral agreements with the FHLB, advances are secured by qualifying loan collateral, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, the Company is required to purchase and hold shares of capital stock in the FHLB and was in compliance with this requirement with a stock investment in FHLB of $10.1 million at June 30, 2022 and $6.1 million at December 31, 2021. This stock is carried on the accompanying Consolidated Statements of Financial Condition at cost, which approximates liquidation value.
The Company received dividends on its stock investment in FHLB of less than $0.1 million for the three and six months ended June 30, 2022, and less than $0.1 million for the three and six months ended June 30, 2021.
Trust Preferred Borrowings
In 2005, the Company issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are currently callable and have a maturity date of June 1, 2035.
In connection with the BMBC Merger, WSFS acquired Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the Trusts), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $774.0 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures to the Trusts with a carrying value of $11.7 million each, totaling $23.3 million. The junior subordinated debentures incur interest at a coupon rate of 2.98% as of June 30, 2022. The rate resets quarterly based on 3-month LIBOR plus 2.15%.
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
On December 3, 2020, the Company issued $150.0 million of senior notes due 2030 (the 2030 Notes). The 2030 Notes mature on December 15, 2030 and have a fixed coupon rate of 2.75% from issuance until December 15, 2025 and a variable coupon rate equal to the three-month term SOFR, reset quarterly, plus 2.485% from December 15, 2025 until maturity. The 2030 Notes may be redeemed beginning December 15, 2025 at 100% of principal plus accrued and unpaid interest. The remaining net proceeds from the issuance of the 2030 Notes are being used for general corporate purposes, including, but not limited to, financing organic growth, acquisitions, repurchases of common stock, and redemption of outstanding indebtedness. The carrying value of the 2030 Notes, inclusive of deferred issuance costs, was $148.1 million as of June 30, 2022.
In connection with the BMBC Merger, the Company assumed $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the 2025 Notes) which were issued in a private placement to institutional accredited investors on August 6, 2015. The 2025 Notes mature on August 15, 2025, and currently bear interest at a variable rate that resets quarterly to a level equal to the then-current three-month LIBOR rate plus 3.068% until August 15, 2025, or any early redemption date. The interest rate of the 2025 Notes was 4.897% as of June 30, 2022. The carrying value of the 2025 Notes, inclusive of purchase accounting marks, was $30.0 million as of June 30, 2022.
In connection with the BMBC Merger, the Company assumed $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) which were issued by BMBC in an underwritten public offering on December 13, 2017. The 2027 Notes mature on December 15, 2027, and currently bear interest at an annual fixed rate of 4.25% until and including December 14, 2022, and will thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 2.05% until December 15, 2027, or any early redemption date. The carrying value of the 2027 Notes, inclusive of purchase accounting marks, was $70.3 million as of June 30, 2022.
Other Borrowed Funds
Included in other borrowed funds are collateralized borrowings of $31.1 million and $24.5 million at June 30, 2022 and December 31, 2021, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities.
Borrower in Custody
The Company had $233.5 million and $282.1 million of loans and securities pledged to the Federal Reserve of Philadelphia (FRB) at June 30, 2022 and December 31, 2021, respectively. The Company did not borrow funds from the FRB during the three and six months ended June 30, 2022 or 2021.
13. INCOME TAXES
There were no unrecognized tax benefits as of June 30, 2022. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2018 through 2021 tax years are subject to examination as of June 30, 2022. The Company does not expect to record or realize any material unrecognized tax benefits during 2022.
The amortization of the low-income housing credit investments has been reflected as income tax expense of $1.2 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and $2.4 million and $1.8 million of such amortization has been reflected as income tax expense for the six months ended June 30, 2022 and 2021, respectively.
The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the six months ended June 30, 2022 were $2.1 million, $2.4 million and $0.6 million, respectively. The carrying value of the investment in affordable housing credits is $37.2 million at June 30, 2022, compared to $39.6 million at December 31, 2021.

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

The following tables present financial instruments carried at fair value as of June 30, 2022 and December 31, 2021 by level in the valuation hierarchy (as described above):

	June 30, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$557,655	$—	$557,655
FNMA MBS	—	3,592,458	—	3,592,458
FHLMC MBS	—	116,396	—	116,396
GNMA MBS	—	39,161	—	39,161
GSE agency notes	—	190,417	—	190,417
Other assets	—	102,109	87	102,196
Total assets measured at fair value on a recurring basis	$—	$4,598,196	$87	$4,598,283

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$100,579	$17,560	$118,139

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$21,064	$21,064
Other real estate owned	—	—	358	358
Loans held for sale	—	60,775	—	60,775
Total assets measured at fair value on a nonrecurring basis	$—	$60,775	$21,422	$82,197

	December 31, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$575,766	$—	$575,766
FNMA MBS	—	4,245,684	—	4,245,684
FHLMC MBS	—	145,528	—	145,528
GNMA MBS	—	17,936	—	17,936
GSE agency notes	—	220,397	—	220,397
Other assets	—	5,153	—	5,153
Total assets measured at fair value on a recurring basis	$—	$5,210,464	$—	$5,210,464

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,039	$20,252	$23,291

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$10,518	$10,518
Other real estate owned	—	—	2,320	2,320
Loans held for sale	—	113,349	—	113,349
Total assets measured at fair value on a nonrecurring basis	$—	$113,349	$12,838	$126,187

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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $12.0 million at June 30, 2022 and $13.1 million at December 31, 2021, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

June 30, 2022
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$21,064	Observed market comparable transactions	Period of observed transactions	May 2022
Other real estate owned	358	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	87	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 250 bps LGD: 30%
Other liabilities (Risk participation agreements sold)	4	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps LGD: 30%
Other liabilities (Financial derivatives related to sales of certain Visa Class B shares)	17,556	Discounted cash flow	Timing of Visa litigation resolution	1.25 - 6.25 years (4.00 years or 4Q 2025)

The book value and estimated fair value of the Company's financial instruments are as follows:

		June 30, 2022		December 31, 2021
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$1,676,609	$1,676,609	$1,532,939	$1,532,939
Investment securities available-for-sale	Level 2	4,496,087	4,496,087	5,205,311	5,205,311
Investment securities held-to-maturity, net	Level 2	1,064,182	1,063,352	90,642	94,131
Other investments	Level 3	21,064	21,064	10,518	10,518
Loans, held for sale	Level 2	60,775	60,775	113,349	113,349
Loans and leases, net(1)	Level 3	11,340,711	11,115,598	7,791,482	7,723,867
Stock in FHLB of Pittsburgh	Level 2	10,118	10,118	6,073	6,073
Accrued interest receivable	Level 2	55,718	55,718	41,596	41,596
Other assets	Level 2	102,196	102,196	5,153	5,153
Financial liabilities:
Deposits	Level 2	17,269,607	17,237,428	13,240,062	13,236,816
Borrowed funds	Level 2	369,783	345,942	239,477	225,119
Standby letters of credit	Level 3	504	504	674	674
Accrued interest payable	Level 2	3,091	3,091	736	736
Other liabilities	Levels 2, 3	118,139	118,139	23,291	23,291
 (1) Includes reverse mortgage loans.
At June 30, 2022 and December 31, 2021 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of June 30, 2022.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives not designated as hedging instruments:
Interest rate products	$1,623,446	Other assets	$100,307
Interest rate products	1,623,446	Other liabilities	(100,307)
Interest rate lock commitments with customers	93,581	Other assets	1,585
Interest rate lock commitments with customers	2,958	Other liabilities	(16)
Forward sale commitments	51,559	Other assets	156
Forward sale commitments	40,395	Other liabilities	(255)
FX forwards	1,015	Other assets	61
FX forwards	263	Other liabilities	(1)
Risk participation agreements sold	52,956	Other liabilities	(4)
Risk participation agreements purchased	66,635	Other assets	87
Financial derivatives related to sales of certain Visa Class B shares	113,177	Other liabilities	(17,556)
Total derivatives	$3,669,431		$(15,943)
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

Derivatives Designated as Hedging Instruments:
Cash Flow Hedges of Interest Rate Risk
In 2020, the Company terminated its three interest rate derivatives that were designated as cash flow hedges for a net gain of $1.3 million, recognized in accumulated other comprehensive income. The derivatives were used to hedge the variable cash flows associated with a variable rate loan pool. Hedge accounting was discontinued, and the net gain in accumulated comprehensive income is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continues to be probable, the $1.3 million net gain will be recognized into earnings on a straight-line basis over each derivative's original contract term. During the three and six months ended June 30, 2022, less than $0.1 million and $0.1 million was reclassified into interest income. During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified as an increase to interest income.
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
At June 30, 2022 and December 31, 2021, there were 257 and 261 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $1.1 billion and $1.1 billion at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the swap transactions remaining maturities ranged from under 1 year to 13 years. At June 30, 2022, 27 of these customer swaps were in a paying position to third parties for $1.9 million, with our swap guarantees having a fair value of $12.0 million. At December 31, 2021, 193 of these customer swaps were in a paying position to third parties for $35.8 million, with the Company's swap guarantees having a fair value of $13.1 million. However, for both periods, none of the Company's customers were in default of the swap agreements.
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps with commercial loan customers wishing to manage interest rate risk. The Company then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of June 30, 2022, there were no fair value adjustments related to credit quality.
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

The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2022 and June 30, 2021.

	Amount of (Loss) or Gain Recognized in Income		Amount of (Loss) Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2022	2021	2022	2021
Interest rate lock commitments with customers	$403	$(823)	$(825)	$(4,087)	Mortgage banking activities, net
Forward sale commitments	887	(2,742)	4,023	$3,382	Mortgage banking activities, net
Total	$1,290	$(3,565)	$3,198	$(705)
Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of June 30, 2022, there were no fair value adjustments related to credit quality.
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
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $1.0 million in securities and $6.0 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements. If the Company had breached any of these provisions at June 30, 2022, it could have been required to settle its obligations under the agreements at the termination value.

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
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. WSFS Wealth® Investments provides financial advisory services along with annuities and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. BMT-DE and Christiana Trust DE, which merged on April 1, 2022, provide personal trust and fiduciary services to families and individuals across the U.S. under The Bryn Mawr Trust Company of Delaware name. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Private Banking serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management businesses to provide comprehensive solutions to clients. BMTIA was a full-service insurance agency, through which the Bank offered insurance and related products and services to its customer base. This included casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals. The BMTIA business was sold to Patriot Growth Insurance Services, LLC in June 2022.

The following tables show segment results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$157,174	$—	$2,846	$160,020	$110,725	$—	$2,177	$112,902
Noninterest income	27,423	12,014	32,592	72,029	22,282	11,213	15,523	49,018
Total external customer revenues	184,597	12,014	35,438	232,049	133,007	11,213	17,700	161,920
Inter-segment revenues:
Interest income	2,098	406	8,868	11,372	842	328	3,031	4,201
Noninterest income	6,707	424	161	7,292	3,790	316	515	4,621
Total inter-segment revenues	8,805	830	9,029	18,664	4,632	644	3,546	8,822
Total revenue	193,402	12,844	44,467	250,713	137,639	11,857	21,246	170,742
External customer expenses:
Interest expense	6,149	—	256	6,405	5,983	—	170	6,153
Noninterest expenses	108,631	8,188	17,230	134,049	80,480	7,288	8,264	96,032
Provision for (recovery of) credit losses	7,975	—	293	8,268	(66,385)	—	(1,178)	(67,563)
Total external customer expenses	122,755	8,188	17,779	148,722	20,078	7,288	7,256	34,622
Inter-segment expenses:
Interest expense	9,274	1,207	891	11,372	3,359	207	635	4,201
Noninterest expenses	585	1,106	5,601	7,292	831	1,104	2,686	4,621
Total inter-segment expenses	9,859	2,313	6,492	18,664	4,190	1,311	3,321	8,822
Total expenses	132,614	10,501	24,271	167,386	24,268	8,599	10,577	43,444
Income before taxes	$60,788	$2,343	$20,196	$83,327	$113,371	$3,258	$10,669	$127,298
Income tax provision				22,425				31,687
Consolidated net income				60,902				95,611
Net income (loss) attributable to noncontrolling interest				162				(56)
Net income attributable to WSFS				$60,740				$95,667
Supplemental Information
Capital expenditures for the period ended	$2,789	$—	$—	$2,789	$1,735	$—	$—	$1,735

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$298,576	$—	$5,581	$304,157	$229,856	$—	$4,327	$234,183
Noninterest income	46,248	22,084	64,271	132,603	45,630	20,915	30,295	96,840
Total external customer revenues	344,824	22,084	69,852	436,760	275,486	20,915	34,622	331,023
Inter-segment revenues:
Interest income	3,150	732	14,207	18,089	1,686	597	5,726	8,009
Noninterest income	13,197	789	347	14,333	7,485	602	916	9,003
Total inter-segment revenues	16,347	1,521	14,554	32,422	9,171	1,199	6,642	17,012
Total revenue	361,171	23,605	84,406	469,182	284,657	22,114	41,264	348,035
External customer expenses:
Interest expense	11,552	—	432	11,984	12,887	—	362	13,249
Noninterest expenses	257,132	15,737	35,637	308,506	161,024	14,586	16,041	191,651
Provision for (recovery of) credit losses	27,184	—	55	27,239	(85,978)	—	(1,745)	(87,723)
Total external customer expenses	295,868	15,737	36,124	347,729	87,933	14,586	14,658	117,177
Inter-segment expenses:
Interest expense	14,939	1,482	1,668	18,089	6,323	387	1,299	8,009
Noninterest expenses	1,136	2,251	10,946	14,333	1,518	2,191	5,294	9,003
Total inter-segment expenses	16,075	3,733	12,614	32,422	7,841	2,578	6,593	17,012
Total expenses	311,943	19,470	48,738	380,151	95,774	17,164	21,251	134,189
Income before taxes	$49,228	$4,135	$35,668	$89,031	$188,883	$4,950	$20,013	$213,846
Income tax provision				24,162				53,094
Consolidated net income				64,869				160,752
Net income attributable to noncontrolling interest				325				3
Net income attributable to WSFS				64,544				160,749
Supplemental Information
Capital expenditures for the period ended	$4,436	$—	$—	$4,436	$3,005	$—	$—	$3,005

The following table shows significant components of segment net assets as of June 30, 2022 and December 31, 2021:

	June 30, 2022				December 31, 2021
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$1,018,601	$624,794	$33,214	$1,676,609	$1,039,046	$477,806	$16,087	$1,532,939
Goodwill	753,065	—	130,051	883,116	452,629	—	20,199	472,828
Other segment assets	17,641,781	9,838	338,872	17,990,491	13,481,370	6,785	283,405	13,771,560
Total segment assets	$19,413,447	$634,632	$502,137	$20,550,216	$14,973,045	$484,591	$319,691	$15,777,327

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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were two repurchases for $0.8 million during the six months ended June 30, 2022 and no repurchases during the same period in 2021.
Unfunded Lending Commitments
At June 30, 2022 and December 31, 2021, the allowance for credit losses of unfunded lending commitments was $11.5 million and $7.4 million, respectively. A provision release of $0.2 million and $0.1 million was recognized during the three and six months ended June 30, 2022 compared to a provision release of $0.8 million and $0.2 million during the three and six months ended June 30, 2021.

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

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, March 31, 2022	$(309,791)	$147	$(4,718)	$229	$353	$(313,780)
Other comprehensive (loss) income(2)	(85,422)	(119,824)	(1)	—	188	(205,059)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	—	28	(27)	(40)	—	(39)
Net current-period other comprehensive (loss) income	(85,422)	(119,796)	(28)	(40)	188	(205,098)
Balance, June 30, 2022	$(395,213)	$(119,649)	$(4,746)	$189	$541	$(518,878)

Balance, March 31, 2021	$(9,957)	$260	$(4,804)	$535	$264	$(13,702)
Other comprehensive income (loss)	24,104	—	(9)	—	—	24,095
Less: Amounts reclassified from accumulated other comprehensive income (loss)	—	(28)	(15)	(112)	—	(155)
Net current-period other comprehensive income (loss)	24,104	(28)	(24)	(112)	—	23,940
Balance, June 30, 2021	$14,147	$232	$(4,828)	$423	$264	$10,238
(1)Cash flow hedges were terminated as of April 1, 2020
(2)Includes $119.8 million, net of tax, of unrealized losses on transferred investment securities from available-for-sale to held-to-maturity.

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, December 31, 2021	$(33,873)	$175	$(4,691)	$268	$353	$(37,768)
Other comprehensive (loss) income(2)	(361,340)	(119,768)	—	1	188	(480,919)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	—	(56)	(55)	(80)	—	(191)
Net current-period other comprehensive (loss) income	(361,340)	(119,824)	(55)	(79)	188	(481,110)
Balance, June 30, 2022	$(395,213)	$(119,649)	$(4,746)	$189	$541	$(518,878)

Balance, December 31, 2020	$59,882	$276	$(4,788)	$646	$(9)	$56,007
Other comprehensive income (loss)	(45,485)	—	(9)	—	273	(45,221)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(250)	(44)	(31)	(223)	—	(548)
Net current-period other comprehensive (loss) income	(45,735)	(44)	(40)	(223)	273	(45,769)
Balance, June 30, 2021	$14,147	$232	$(4,828)	$423	$264	$10,238
(1)Cash flow hedges were terminated as of April 1, 2020
(2)Includes $119.8 million, net of tax, of unrealized losses on transferred investment securities from available-for-sale to held-to-maturity.

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income as shown in the tables below:

	Three Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2022	2021
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	37	(37)	Interest and dividends on investment securities
Income taxes	(9)	9	Income tax provision
Net of tax	28	(28)
Amortization of defined benefit pension plan-related items:
Prior service credits	(19)	(22)
Actuarial (gains) losses	(17)	2
Total before tax	(36)	(20)	Salaries, benefits and other compensation
Income taxes	9	5	Income tax provision
Net of tax	(27)	(15)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	(53)	(147)	Interest and fees on loans and leases
Income taxes	13	35	Income tax provision
Net of tax	(40)	(112)
Total reclassifications	$(39)	$(155)

	Six Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Operations
	2022	2021
Securities available-for-sale:
Realized gains on securities transactions	$—	$(329)	Securities gains, net
Income taxes	—	79	Income tax provision
Net of tax	—	(250)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	(74)	(58)	Interest and dividends on investment securities
Income taxes	18	14	Income tax provision
Net of tax	(56)	(44)
Amortization of defined benefit pension plan-related items:
Prior service credits	(38)	(44)
Actuarial losses (gains)	(34)	3
Total before tax	(72)	(41)	Salaries, benefits and other compensation
Income taxes	17	10	Income tax provision
Net of tax	(55)	(31)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	(105)	(293)	Interest and fees on loans and leases
Income taxes	25	70	Income tax provision
Net of tax	(80)	(223)
Total reclassifications	$(191)	$(548)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $20.6 billion in assets and $60.3 billion in assets under management (AUM) and assets under administration (AUA) at June 30, 2022, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 190 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, enriching the communities we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
As of June 30, 2022, we had seven consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), WSFS SPE Services, LLC, The Bryn Mawr Trust Company of Delaware (BMT-DE), and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
On January 1, 2022, WSFS and the Bank acquired certain subsidiaries in the merger of Bryn Mawr Bank Corporation (BMBC) with and into WSFS, and the merger of The Bryn Mawr Trust Company with and into the Bank (collectively, the BMBC Merger), pursuant to the agreement and plan of merger, by and between WSFS and BMBC, dated as of March 9, 2021 (the BMBC Merger Agreement) that are not named herein as they are not integral or significant to our business.
On April 1, 2022, WSFS completed the merger of Christiana Trust Company of Delaware® and BMT-DE. The combined organization will retain and operate under The Bryn Mawr Trust Company of Delaware name. Additionally on April 1, 2022, Bryn Mawr Equipment Finance, Inc. merged with and into BEFC. On April 29, 2022, KCMI Capital, Inc. (KCMI), a specialized commercial lending unit acquired in the BMBC merger and not core to our overall lending strategy, was sold at par value for $55.5 million. Finally, on June 30, 2022, the business of BMT Insurance Advisors (BMTIA), was sold to Patriot Growth Services, LLC.
Our banking business had a total loan and lease portfolio of $11.5 billion as of June 30, 2022, which was funded primarily through commercial relationships and retail and customer generated deposits. We have built a $9.2 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide, and manages approximately $2.0 billion in total cash and services approximately 27,400 non-bank ATMs and 6,900 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports over 600 branded ATMs for WSFS Bank Customers, which is one of the largest branded ATM networks in our market.

Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients through multiple integrated businesses. Combined, these businesses had $60.3 billion of AUM and AUA at June 30, 2022. WSFS Wealth® Investments provides financial advisory services along with annuities and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. BMT-DE provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Private Banking serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management businesses to provide comprehensive solutions to clients. As of June 30, 2022, we service our customers primarily from 121 offices located in Pennsylvania (62), Delaware (39), New Jersey, (18), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile app.
Highlights and Other Notables Items for Three and Six Months Ended June 30, 2022
•Three Months Ended June 30, 2022
◦$1.1 billion of available-for-sale ("AFS") mortgage-backed securities ("MBS"), or 19% of the AFS portfolio, were designated as held-to-maturity ("HTM") to limit the capital impact from the rising interest rate environment.
◦WSFS repurchased 1,185,602 shares of common stock under the Company's share repurchase program at an average price of $40.74 per share, for an aggregate purchase price of $48.3 million.
◦The Board of Directors approved a 15% increase in our quarterly cash dividend to $0.15 per share and a new share repurchase authorization of 10% outstanding shares. At June 30, 2022, 14% of outstanding shares were available to be repurchased.
◦KCMI loan portfolio was sold at par value for $55.5 million.
◦The business of BMTIA was sold to Patriot Growth Insurance Services, LLC.
◦WSFS recognized a $6.0 million unrealized gain on our equity investment with CRED.ai, a Philadelphia-based fintech partner that provides a mobile-based everyday card spending experience.
◦The allowance for credit losses (ACL) on loans and leases increased $5.6 million, due to loan growth, partially offset by releases related to acquired portfolio run-off and the KCMI sale.
◦Executive management, in collaboration with the Board of Directors, finalized and embarked our next three-year Strategic Plan for the period 2022 through 2024.
•Six Months Ended June 30, 2022
◦We successfully closed the BMBC Merger on January 1, 2022. The total value of consideration paid of $908.0 million and $497.7 million in net assets acquired resulted in $410.3 million of goodwill recognized, as adjusted.
◦The BMBC Merger initially added $3.5 billion of net loans and leases, $4.1 billion of deposits, and $23.6 billion of AUM and AUA.
◦We recorded $40.4 million of corporate development expenses and $21.4 million of restructuring expenses during the six months ended June 30, 2022, primarily related to the BMBC Merger.
◦During the six months ended June 30, 2022, the ACL increased $47.5 million, primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger. The initial $49.6 million ACL recorded includes $23.5 million related to non-purchase credit deteriorated (PCD) loans, or the initial provision for credit loss recorded, and $26.1 million related to PCD loans, which did not have an initial income statement impact, but adjusted the amortized cost basis of the loans at acquisition (i.e., a balance sheet gross-up).
◦During the six months ended June 30, 2022, WSFS repurchased 2,124,587 shares of common stock under the Company's share repurchase program at an average price of $45.12 per share, for an aggregate purchase price of $95.9 million.

FINANCIAL CONDITION
Total assets increased $4.8 billion to $20.6 billion at June 30, 2022 compared to December 31, 2021. This increase is primarily comprised of the following:
•Net loans and leases, excluding loans held for sale, increased $3.5 billion primarily driven by the $3.5 billion of loans and leases acquired in the BMBC Merger partially offset by the initial $49.6 million ACL recorded in connection with the BMBC Merger.
•Investment securities, held-to-maturity increased $973.5 million primarily due to the designation of $1.1 billion (book value) of AFS MBS to HTM to limit the capital impact from the rising interest rate environment.
•Goodwill and intangible assets increased $410.3 million and $62.3 million, respectively, primarily due to the BMBC Merger. See Notes 3 and 10 to the unaudited Consolidated Financial Statements for additional information.
•Other assets increased $268.1 million primarily due to $153.6 million of BMT acquired assets and a $151.9 million increase on our tax asset related to unrealized losses on AFS securities.
•Total cash and cash equivalents increased $143.7 million, primarily due to $573.8 million acquired in the BMBC Merger, offset by decreased deposits and increased lending activity.
•Investment securities, available-for-sale decreased $709.2 million during the six months ended June 30, 2022, primarily due to the designation of AFS MBS to HTM as mentioned above, repayments of $784.9 million and decreased market values on available-for-sale securities of $475.4 million. These decreases were partially offset by $1.2 billion in purchases and $500.4 million acquired in the BMBC merger.
•Loans held for sale decreased $52.6 million during the six months ended June 30, 2022 driven by a combination of lower origination volume and higher loans sales in our mortgage banking business during the six months ended June 30, 2022.
Total liabilities increased $4.4 billion to $18.2 billion at June 30, 2022 compared to December 31, 2021. This increase is primarily comprised of the following:
•Total deposits increased $4.0 billion, primarily driven by $4.1 billion of deposits assumed in the BMBC Merger, offset by a $128.7 million decline in short-term transaction related trust deposits.
•Other liabilities increased $234.8 million primarily due to a $148.6 million increase in collateral held on derivatives driven by rising interest rates and $123.6 million of BMT acquired liabilities, partially offset by $34.5 million lower accrued expenses reflecting the timing of settlement for debt security trades.
•Senior and subordinated debt increased $100.4 million due to the addition of subordinated notes assumed in the BMBC Merger.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited)."

Loans and Leases
The following table shows the remaining contractual maturity and rate sensitivity of the loan portfolio by loan category as of June 30, 2022. Loans may be pre-paid, so the actual maturity may differ from the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the "Less than One Year" category.

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial and industrial(1)
Interest rate:
Fixed	$51,212	$651,843	$210,272	$44,906	$958,233
Adjustable	250,278	1,015,243	346,601	24,582	1,636,704
Total	$301,490	$1,667,086	$556,873	$69,488	$2,594,937
Owner-occupied commercial
Interest rate:
Fixed	$35,049	$453,857	$436,921	$169,024	$1,094,851
Adjustable	40,521	243,579	383,851	60,427	728,378
Total	$75,570	$697,436	$820,772	$229,451	$1,823,229
Commercial mortgages
Interest rate:
Fixed	$102,336	$781,839	$419,672	$154,430	$1,458,277
Adjustable	83,610	666,242	1,029,568	83,957	1,863,377
Total	$185,946	$1,448,081	$1,449,240	$238,387	$3,321,654
Construction
Interest rate:
Fixed	$1,172	$34,791	$31,984	$6,224	$74,171
Adjustable	256,489	403,232	195,622	4,810	860,153
Total	$257,661	$438,023	$227,606	$11,034	$934,324
Commercial small business leases
Interest rate:
Fixed	$3,661	$473,011	$36,131	$—	$512,803
Adjustable	—	—	—	—	—
Total	$3,661	$473,011	$36,131	$—	$512,803
Residential(2)
Interest rate:
Fixed	$9,389	$24,999	$127,488	$472,963	$634,839
Adjustable(3)	2	481	28,552	106,701	135,736
Total	$9,391	$25,480	$156,040	$579,664	$770,575
Consumer
Interest rate:
Fixed	$1,095	$287,615	$361,523	$329,008	$979,241
Adjustable	7,198	74,986	24,243	436,928	543,355
Total	$8,293	$362,601	$385,766	$765,936	$1,522,596
Total loans and leases	$842,012	$5,111,718	$3,632,428	$1,893,960	$11,480,118
(1) Includes $5.2 million of PPP loans.
(2) Excludes reverse mortgages at fair value of $2.6 million.
(3) Includes hybrid adjustable-rate mortgages.

Deposits
The following table shows the maturities of certificates of deposit of $250,000 or more as of June 30, 2022:

(Dollars in thousands)
Maturity Period	June 30, 2022
Less than 3 months	$54,446
Over 3 months to 6 months	32,458
Over 6 months to 12 months	24,252
Over 12 months	45,658
Total	$156,814
The estimated amount of total uninsured deposits as of June 30, 2022 was $10.6 billion as compared to $7.5 billion at December 31, 2021.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS increased $376.3 million between December 31, 2021 and June 30, 2022. This increase was primarily due to $908.0 million of WSFS common shares issued in connection with the BMBC Merger and $64.5 million of earnings, offset by a decrease of $481.1 million in accumulated other comprehensive income from market value decreases on investment securities resulting from the current rising interest rate environment, $95.9 million from the repurchase of shares of common stock under our stock repurchase plan, and the payment of dividends on our common stock of $17.0 million.
During the second quarter of 2022, our Board of Directors approved a 15% increase in the quarterly cash dividend to $0.15 per share of common stock. This dividend will be paid on August 19, 2022 to stockholders of record as of August 5, 2022.
Book value per share of common stock was $36.41 at June 30, 2022, a decrease of $4.32 from $40.73 at December 31, 2021. Tangible book value per share of common stock (a non-GAAP financial measure) was $20.37 at June 30, 2022, a decrease of $8.87 from $29.24 at December 31, 2021. These decreases are primarily due to increases in our outstanding shares, goodwill, and intangible assets as a result of the BMBC Merger. We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of June 30, 2022:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,164,699	14.57%	$1,188,653	8.00%	$1,485,817	10.00%
WSFS Financial Corporation	2,176,691	14.62	1,190,714	8.00	1,488,392	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,020,898	13.60	891,490	6.00	1,188,653	8.00
WSFS Financial Corporation	1,857,013	12.48	893,035	6.00	1,190,714	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,020,898	13.60	668,617	4.50	965,781	6.50
WSFS Financial Corporation	1,857,013	12.48	669,777	4.50	967,455	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,020,898	10.02	806,553	4.00	1,008,192	5.00
WSFS Financial Corporation	1,857,013	9.20	807,336	4.00	1,009,170	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of June 30, 2022, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, WSFS separately held $148.7 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
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
As of June 30, 2022, the Corporation has $1.7 billion in cash, cash equivalents, and restricted cash. Additionally, the maximum borrowing capacity with the FHLB was $4.9 billion with an unused borrowing availability of $4.9 billion. Borrowing availability at the Federal Reserve Discount Window was $229.6 million, and borrowing availability through the overnight fed funds lines totaled $1.4 billion.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At June 30, 2022, we had $251.4 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 40 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases see Note 9 to the unaudited Consolidated Financial Statements. At June 30, 2022, we had no FHLB advances, and obligations for principal payments on long-term debt included $67.0 million for our trust preferred borrowings, due June 1, 2035, and $150.0 million for our senior debt, due December 15, 2030. In connection with the BMBC Merger, we assumed debt in the form of $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 and $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027. We also acquired Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the Trusts), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $774.0 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Company’s Consolidated Financial Statements. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures owed to the Trusts with a carrying value of $11.7 million each, totaling $23.3 million. The Company records its investments in the Trusts’ common securities of $387.0 thousand each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.
We are also contractually obligated to make interest payments on our long-term debt through their respective maturities. For additional information regarding long-term debt, see Note 12 to the unaudited Consolidated Financial Statements. At June 30, 2022, the Company had total commitments to extend credit of $3.4 billion, which are generally one year commitments.
In 2022, we plan to invest approximately $14 million in our Delivery Transformation initiative to increase adoption and usage of digital channels aligned with our strategy. Our organization is committed to product and service innovation as a means to drive growth and to stay ahead of changing customer demands and emerging competition. We are focused on developing and maintaining a strong “culture of innovation” that solicits, captures, prioritizes and executes innovation initiatives, including feedback from our customers, as well as leveraging technology from product creation to process improvement.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Nonaccruing loans:
Commercial and industrial	$6,601	$8,211
Owner-occupied commercial	353	811
Commercial mortgages	4,263	2,070
Construction	5,184	12
Residential	2,573	3,125
Consumer	2,037	2,380
Total nonaccruing loans	21,011	16,609
Other real estate owned	358	2,320
Restructured loans(1)(6)	12,484	14,204
Total nonperforming assets	$33,853	$33,133
Past due loans:
Commercial	$731	$1,357
Residential	78	—
Consumer (2)	11,085	8,634
Total past due loans	$11,894	$9,991
Ratio of allowance for credit losses to total loans and leases(3)	1.13%	1.19%
Ratio of nonaccruing loans to total gross loans and leases(4)	0.18	0.21
Ratio of nonperforming assets to total assets	0.16	0.21
Ratio of allowance for credit losses to nonaccruing loans	676	569
Ratio of allowance for credit losses to total nonperforming assets(5)	419	285
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
Nonperforming assets increased $0.7 million between December 31, 2021 and June 30, 2022. This increase was primarily due to the transfer in of one C&I relationship totaling $5.4 million during the period, which was offset by several smaller payoffs and the continued collection of principal payments. The ratio of nonperforming assets to total assets decreased from 0.21% at December 31, 2021 to 0.16% at June 30, 2022.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Beginning balance	$33,133	$60,508
Additions	14,191	14,790
Collections	(11,084)	(24,286)
Transfers to accrual	—	(28)
Charge-offs	(2,387)	(10,919)
Ending balance	$33,853	$40,065
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

INTEREST RATE SENSITIVITY
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. In response to the economic and financial effects of COVID-19, the FOMC reduced interest rates through 2020 and 2021 and instituted quantitative easing measures as well as domestic and global capital market support programs. The FOMC raised the federal funds target rate by 25 basis points in March 2022, 50 basis points in May 2022, 75 basis points in June 2022, and 75 basis points in July 2022, and has suggested it may continue raising interest rates further in 2022. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At June 30, 2022, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $2.3 billion. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 132.99% at June 30, 2022 compared with 120.40% at December 31, 2021. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 11.31% at June 30, 2022 compared with 7.28% at December 31, 2021.
The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at June 30, 2022 are shown in the following table:

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Interest-rate sensitive assets:
Loans:
Commercial loans and leases(2)	$4,146,624	$1,490,714	$320,333	$9,630	$5,967,301
Commercial mortgage loans(2)	2,348,138	796,098	187,225	4,387	3,335,848
Residential(1)(2)	166,834	289,460	262,509	77,906	796,709
Consumer(2)	832,431	488,929	172,807	3,520	1,497,687
Loans held for sale(2)	66,134	1,649	2,352	1,542	71,677
Investment securities, available-for-sale	1,633,938	2,609,202	1,600,590	42,321	5,886,051
Investment securities, held-to-maturity	167,828	525,212	346,889	24,257	1,064,186
Other interest-earning assets	10,118	—	—	—	10,118
Total interest-rate sensitive assets:	$9,372,045	$6,201,264	$2,892,705	$163,563	$18,629,577
Interest-rate sensitive liabilities:
Interest-bearing deposits:
Interest-bearing demand	$1,697,975	$—	$—	$—	$1,697,975
Savings	1,298,652	—	—	—	1,298,652
Money market	3,024,104	—	—	—	3,024,104
Customer time deposits	784,749	315,709	1,988	—	1,102,446
Trust preferred borrowings	90,344	—	—	—	90,344
Senior and subordinated debt	100,318	148,054	—	—	248,372
Other borrowed funds	51,241	—	—	—	51,241
Total interest-rate sensitive liabilities:	$7,047,383	$463,763	$1,988	$—	$7,513,134
Excess of interest-rate sensitive assets over interest-rate liabilities (interest-rate sensitive gap)	$2,324,662	$5,737,501	$2,890,717	$163,563	$11,116,443
One-year interest-rate sensitive assets/interest-rate sensitive liabilities	132.99%
One-year interest-rate sensitive gap as a percent of total assets	11.31%
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	25.4%	28.33%	25.1%	24.27%
+200	17.0%	26.88%	16.6%	23.07%
+100	8.5%	25.28%	8.2%	21.76%
+50	4.3%	23.75%	4.1%	20.33%
+25	2.1%	23.42%	2.0%	20.05%
—	—%	23.08%	—%	19.73%
-25	(2.1)%	22.72%	(1.4)%	19.28%
-50	(4.2)%	22.34%	(2.2)%	18.72%
-100	(8.6)%	21.45%	(3.8)%	17.36%
'-200(3)	NMF	NMF	NMF	NMF
-300(3)	NMF	NMF	NMF	NMF
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

RESULTS OF OPERATIONS
Three months ended June 30, 2022: Net income for the three months ended June 30, 2022 was $60.7 million, compared to $95.7 million for the three months ended June 30, 2021.
•Net interest income increased $46.9 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an increase from the balance sheet size and mix from the BMBC Merger, offset by the impact of PPP loans and lower purchase accounting accretion. See “Net Interest Income” for further information.
•Our provision for credit losses for the three months ended June 30, 2022 increased $75.8 million compared to the three months ended June 30, 2021, primarily due to the release of ACL reserves that occurred in 2021 as a result of positive economic forecasts following the impact of the COVID-19 pandemic. See “Allowance for Credit Losses” for further information.
•Noninterest income for the three months ended June 30, 2022 increased $23.0 million compared to the three months ended June 30, 2021, primarily due to increased Wealth Management revenue that is primarily attributable to the BMBC Merger, higher other banking fees, capital markets income, and Cash Connect®, partially offset by a decline in our mortgage banking business. See “Noninterest Income” for further information.
•Noninterest expense increased $38.0 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to higher costs after the BMBC Merger. These increases include salaries and benefits, net corporate development and restructuring costs, equipment, occupancy, and amortization expenses, and variable operating costs. See “Noninterest Expense” for further information.
•Income tax provision for the three months ended June 30, 2022 decreased $9.3 million compared to the three months ended June 30, 2021, primarily due to the $44.0 million decrease in pre-tax income.
Six months ended June 30, 2022: Net income for the six months ended June 30, 2022 was $64.5 million, compared to $160.7 million for the six months ended June 30, 2021.
•Net interest income increased $71.2 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the reasons described above. See “Net Interest Income” for further information.
•Our provision for credit losses for the six months ended June 30, 2022 increased $115.0 million compared to the six months ended June 30, 2021, due to the reasons described above and the initial provision for credit losses of $23.5 million recorded in connection with the BMBC Merger. See “Allowance for Credit Losses” for further information.
•Noninterest income for the six months ended June 30, 2022 increased $35.8 million compared to the six months ended June 30, 2021, primarily due to an increase in Wealth Management revenue and capital markets income. Partially offsetting these increases was a decline in mortgage banking fees. See “Noninterest Income” for further information.
•Noninterest expense increased $116.9 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to the reasons described above, including increases in net corporate development and restructuring costs, salaries and benefits, other operating expense, equipment expense, and occupancy expense, and variable operating costs. See “Noninterest Expense” for further information.
•Income tax provision for the six months ended June 30, 2022 decreased $28.9 million compared to the six months ended June 30, 2021, primarily due to the $124.8 million decrease in pre-tax income.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$4,831,874	$56,950	4.74%	$3,900,612	$46,039	4.74%
Commercial real estate loans	4,238,090	43,448	4.11	2,791,438	28,277	4.06
Residential loans	787,909	8,774	4.45	647,442	11,271	6.96
Consumer loans	1,463,391	19,232	5.27	1,123,440	11,950	4.27
Loans held for sale	66,502	938	5.66	131,460	1,108	3.38
Total loans and leases	11,387,766	129,342	4.56	8,594,392	98,645	4.61
Mortgage-backed securities(3)	5,282,333	27,377	2.07	2,978,331	12,506	1.68
Investment securities(3)	295,845	1,340	2.13	318,415	1,383	1.97
Other interest-earning assets	1,206,849	1,961	0.65	1,414,264	368	0.10
Total interest-earning assets	$18,172,793	$160,020	3.54%	$13,305,402	$112,902	3.41%
Allowance for credit losses	(136,773)			(194,211)
Cash and due from banks	268,485			176,015
Cash in non-owned ATMs	566,174			468,136
Bank-owned life insurance	100,356			32,329
Other noninterest-earning assets	1,766,854			998,948
Total assets	$20,737,889			$14,786,619
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$3,348,511	$941	0.11%	$2,560,283	$531	0.08%
Savings	2,281,051	159	0.03	1,922,342	149	0.03
Money market	3,984,562	1,231	0.12	2,754,895	801	0.12
Customer time deposits	1,142,139	1,273	0.45	1,078,296	1,842	0.69
Total interest-bearing customer deposits	10,756,263	3,604	0.13	8,315,816	3,323	0.16
Brokered deposits	35,469	162	1.83	63,407	455	2.88
Total interest-bearing deposits	10,791,732	3,766	0.14	8,379,223	3,778	0.18
Trust preferred borrowings	90,312	682	3.03	67,011	317	1.90
Senior and subordinated debt	248,448	1,949	3.14	228,260	2,053	3.60
Other borrowed funds(4)	31,045	8	0.10	21,661	5	0.09
Total interest-bearing liabilities	$11,161,537	$6,405	0.23%	$8,696,155	$6,153	0.28%
Noninterest-bearing demand deposits	6,631,062			3,963,476
Other noninterest-bearing liabilities	543,587			329,341
Stockholders’ equity	2,404,262			1,799,839
Noncontrolling interest	(2,559)			(2,192)
Total liabilities and stockholders’ equity	$20,737,889			$14,786,619
Excess of interest-earning assets over interest-bearing liabilities	$7,011,256			$4,609,247
Net interest income		$153,615			$106,749
Interest rate spread			3.31%			3.13%
Net interest margin			3.40%			3.23%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

	Six months ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$4,841,834	$109,416	4.57%	$4,018,667	$98,659	4.96%
Commercial real estate loans	4,264,570	84,087	3.98	2,797,375	57,468	4.14
Residential loans	815,650	18,431	4.52	690,776	24,135	6.99
Consumer loans	1,410,971	34,516	4.93	1,141,414	24,786	4.38
Loans held for sale	70,576	1,773	5.07	146,291	2,449	3.38
Total loans and leases	11,403,601	248,223	4.39	8,794,523	207,497	4.76
Mortgage-backed securities(3)	5,253,225	50,490	1.92	2,744,420	23,210	1.69
Investment securities	313,239	2,661	1.97	327,363	2,832	1.97
Other interest-earning assets	1,462,832	2,783	0.38	1,259,806	644	0.10
Total interest-earning assets	$18,432,897	$304,157	3.33%	$13,126,112	$234,183	3.61%
Allowance for credit losses	(135,782)			(210,471)
Cash and due from banks	239,249			145,568
Cash in non-owned ATMs	538,048			431,226
Bank-owned life insurance	100,555			32,242
Other noninterest-earning assets	1,703,144			998,202
Total assets	$20,878,111			$14,522,879
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$3,391,704	$1,522	0.09%	$2,566,271	$1,149	0.09%
Savings	2,271,591	321	0.03	1,876,815	299	0.03
Money market	4,038,399	2,156	0.11	2,718,758	1,655	0.12
Customer time deposits	1,157,496	2,596	0.45	1,097,636	4,219	0.78
Total interest-bearing customer deposits	10,859,190	6,595	0.12	8,259,480	7,322	0.18
Brokered deposits	49,345	299	1.22	99,979	952	1.92
Total interest-bearing deposits	10,908,535	6,894	0.13	8,359,459	8,274	0.20
Federal Home Loan Bank advances	—	—	—	366	5	2.75
Trust preferred borrowings	90,288	1,195	2.67	67,011	641	1.93
Senior debt	248,507	3,878	3.12	237,406	4,319	3.64
Other borrowed funds(4)	34,700	17	0.10	20,664	10	0.10
Total interest-bearing liabilities	$11,282,030	$11,984	0.21%	$8,684,906	$13,249	0.31%
Noninterest-bearing demand deposits	6,541,421			3,728,459
Other noninterest-bearing liabilities	494,990			325,838
Stockholders’ equity	2,562,384			1,785,907
Noncontrolling interest	(2,714)			(2,231)
Total liabilities and stockholders’ equity	$20,878,111			$14,522,879
Excess of interest-earning assets over interest-bearing liabilities	$7,150,867			$4,441,206
Net interest and dividend income		$292,173			$220,934
Interest rate spread			3.12%			3.30%
Net interest margin			3.20%			3.40%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

Three months ended June 30, 2022: During the three months ended June 30, 2022, net interest income increased $46.9 million from the three months ended June 30, 2021 primarily due to a $55.0 million increase from the balance sheet size and mix from the BMBC Merger, offset by $5.7 million from the impact of PPP loans and a $2.4 million decrease in purchase accounting accretion. Net interest margin was 3.40% for the second quarter of 2022, a 17 basis point increase compared to 3.23% for the second quarter of 2021 due to a favorable increase of 38 basis points from the balance sheet size and mix, offset by reductions of 13 basis points from lower purchase accounting accretion, and 8 basis points from PPP loans.
Six months ended June 30, 2022: During the six months ended June 30, 2022, net interest income increased $71.2 million from the six months ended June 30, 2021. This increase included $96.8 million from balance sheet size and mix from the BMBC Merger, partially offset by $15.0 million of PPP income recognized during the six months ended June 30, 2021 and a $10.5 million decrease in purchase accounting accretion. Net interest margin was 3.20% for the six months ended June 30, 2022, a 20 basis point decrease compared to 3.40% for the six months ended June 30, 2021 reflecting a 20 basis points decrease from lower purchase accounting accretion.
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

Six Months Ended June 30,	2022 vs. 2021
(Dollars in thousands)	Volume	Yield/Rate	Net
Interest Income:
Loans:
Commercial loans and leases(1)	$30,424	$(19,667)	$10,757
Commercial mortgage loans	33,130	(6,511)	26,619
Residential	9,619	(15,323)	(5,704)
Consumer	6,352	3,378	9,730
Loans held for sale	(2,859)	2,183	(676)
Mortgage-backed securities	23,745	3,535	27,280
Investment securities(2)	(171)	—	(171)
Other interest-earning assets	116	2,023	2,139
Favorable (unfavorable)	100,356	(30,382)	69,974
Interest expense:
Deposits:
Interest-bearing demand	373	—	373
Money market	892	(391)	501
Savings	22	—	22
Customer time deposits	642	(2,265)	(1,623)
Brokered certificates of deposits	(380)	(273)	(653)
FHLB advances	(2)	(3)	(5)
Trust preferred borrowings	263	291	554
Senior and subordinated debt	500	(941)	(441)
Other borrowed funds	7	—	7
Unfavorable (favorable)	2,317	(3,582)	(1,265)
Net change, as reported	$98,039	$(26,800)	$71,239
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
During the three months ended June 30, 2022, we recorded a provision for credit losses of $8.3 million, a net change of $75.8 million, as compared with the recovery of credit losses of $67.6 million for the three months ended June 30, 2021. The increase is primarily due to the release of ACL reserves in 2021 from positive economic forecasts following the impact of the COVID-19 pandemic.
During the six months ended June 30, 2022, we recorded a provision for credit losses of $27.2 million, a net change of $115.0 million, as compared with the recovery of credit losses of $87.7 million for the six months ended June 30, 2021. The increase was primarily due to the reasons described above and the initial provision for credit losses of $23.5 million recorded in connection with the BMBC Merger.
The allowance for credit losses increased to $142.0 million at June 30, 2022 from $94.5 million at December 31, 2021. The increase was primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger. The initial $49.6 million ACL recorded includes $23.5 million related to non-PCD loans, or the initial provision for credit loss recorded, and $26.1 million related to PCD loans, which does not have an initial income statement impact, but adjusts the amortized cost basis of the loans at acquisition (i.e., a balance sheet gross-up). The ratio of allowance for credit losses to total loans and leases was 1.13% at June 30, 2022 and 1.19% at December 31, 2021.
The following tables detail the allocation of the ACL and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of June 30, 2022
Allowance for credit losses	$60,921	$5,510	$23,663	$5,058	$4,988	$41,830	$141,970
% of ACL to total ACL	43%	3%	17%	4%	4%	29%	100%
Loan portfolio balance	$3,107,740	$1,823,229	$3,321,654	$934,324	$773,138	$1,522,596	$11,482,681
% to total loans and leases	27%	16%	29%	8%	7%	13%	100%
Three months ended June 30, 2022
Charge-offs	$2,549	$—	$—	$—	$—	$1,418	$3,967
Recoveries	870	141	1	—	144	183	1,339
Net charge-offs (recoveries)	$1,679	$(141)	$(1)	$—	$(144)	$1,235	$2,628
Average loan balance	$3,002,961	$1,828,914	$3,315,971	$922,119	$783,907	$1,463,391	$11,317,263
Ratio of net charge-offs (recoveries) to average gross loans	0.22%	(0.03)%	NMF	NMF	(0.07)%	0.34%	0.09%
Six months ended June 30, 2022
Charge-offs	$6,188	$179	$37	$—	$186	$2,228	$8,818
Recoveries	1,471	267	122	—	530	549	2,939
Net charge-offs (recoveries)	$4,717	$(88)	$(85)	$—	$(344)	$1,679	$5,879
Avg Loans	$2,976,763	$1,865,071	$3,351,333	$913,238	$811,572	$1,410,972	$11,328,949
Ratio	0.32%	(0.01)%	(0.01)%	NMF	(0.09)%	0.24%	0.10%

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of December 31, 2021
Allowance for credit losses	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
% of ACL to total ACL	53%	5%	12%	2%	4%	24%	100%
Loan portfolio balance	$2,270,319	$1,341,707	$1,881,510	$687,213	$546,667	$1,158,573	$7,885,989
% to total loans and leases	28%	17%	24%	9%	7%	15%	100%
Year ended December 31, 2021
Charge-offs	$23,592	$83	$73	$2,473	$—	$2,094	$28,315
Recoveries	8,756	160	269	—	789	1,131	11,105
Net charge-offs (recoveries)	$14,836	$(77)	$(196)	$2,473	$(789)	$963	$17,210
Average loan balance	$2,463,933	$1,337,883	$1,994,995	$775,246	$628,411	$1,134,569	$8,335,037
Ratio of net charge-offs (recoveries) to average gross loans	0.60%	(0.01)%	(0.01)%	0.32%	(0.13)%	0.08%	0.21%
(1)Includes commercial small business leases and PPP loans.
(2)Excludes reverse mortgages.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 8 to the unaudited Consolidated Financial Statements and Nonperforming Assets above for further information.
Noninterest Income
Three months ended June 30, 2022: During the three months ended June 30, 2022, noninterest income was $72.0 million, an increase of $23.0 million from $49.0 million during the three months ended June 30, 2021. The increase was driven by a $17.2 million increase in Wealth Management revenue, of which $15.2 million was attributable to the combination with Bryn Mawr Trust. In addition, 2Q 2022 included $3.5 million of other banking fees, including fees associated with our consumer lending partnerships, gain on sale of SBA loans and traditional bank service fees, $3.4 million in capital markets income, and $0.8 million in Cash Connect®. Partially offsetting the increase was a $2.2 million decline in mortgage banking fees primarily resulting from the decline in refinancing originations compared to the historically higher levels in 2Q 2021.
Six months ended June 30, 2022: During the six months ended June 30, 2022, noninterest income was $132.6 million, an increase of $35.8 million from $96.8 million during the six months ended June 30, 2021. This increase reflects a $34.1 million increase in Wealth Management revenue, of which $29.8 million was attributable to the combination with Bryn Mawr Trust, and $4.9 million in capital markets income, partially offset by a $7.9 million decrease in mortgage banking activities as described above.
For further information, see Note 4 to the unaudited Consolidated Financial Statements.
Noninterest Expense
Three months ended June 30, 2022: During the three month ended June 30, 2022, noninterest expense was $134.0 million, an increase of $38.0 million from $96.0 million for the three months ended June 30, 2021. The increase was primarily due to higher costs after the BMBC Merger. These higher costs included $15.8 million in salaries and benefits, a $6.2 million increase in equipment, occupancy and amortization expenses, and $4.7 million of higher variable operating costs. In addition, net corporate development and restructuring costs increased $7.9 million primarily due to the BMBC Merger.
Six months ended June 30, 2022: During the six months ended June 30, 2022, noninterest expense was $308.5 million, an increase of $116.9 million from $191.7 million for the six months ended June 30, 2021. The increase is due to the same reasons described above, which included net corporate development and restructuring costs of $57.7 million, salaries and benefits of $33.6 million, equipment, occupancy, and intangibles expenses of $12.8 million, and higher variable operating costs of $12.8 million.

Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $22.4 million and $24.2 million during the three and six months ended June 30, 2022 compared to income tax expense of $31.7 million and $53.1 million for the same period in 2021.
Our effective tax rate was 26.9% and 27.1% for the three and six months ended June 30, 2022 compared to 24.9% and 24.8% for the same period in 2021. The effective tax rate for both the three and six months ended June 30, 2022 increased primarily due to $0.4 million of tax expense related to nondeductible acquisition costs during the six months ended June 30, 2022 combined with $1.4 million of tax expense related to nondeductible costs incurred from the sale of the BMTIA business during the three months ended June 30, 2022.
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

(Dollars and share amounts in thousands, except per share amounts)	June 30, 2022	December 31, 2021
Stockholders’ equity of WSFS	$2,315,360	$1,939,099
Less: Goodwill and other intangible assets	1,019,857	547,231
Tangible common equity (numerator)	$1,295,503	$1,391,868
Shares of common stock outstanding (denominator)	63,587	47,609
Book value per share of common stock	$36.41	$40.73
Goodwill and other intangible assets	16.04	11.49
Tangible book value per share of common stock	$20.37	$29.24
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
Allowance for Credit Losses
We maintain an allowance for credit losses (ACL) which represents our best estimate of expected losses in our financial assets, which include loans, leases and held-to-maturity debt securities. We establish our allowance in accordance with guidance provided in ASC 326, Financial Instruments – Credit Losses. The ACL includes two primary components: (i) an allowance established on financial assets which share similar risk characteristics collectively evaluated for credit losses (collective basis), and (ii) an allowance established on financial assets which do not share similar risk characteristics with any loan segment and is individually evaluated for credit losses (individual basis). We consider the determination of the allowance for credit losses to be critical because it requires significant judgment reflecting our best estimate of expected credit losses based on our historical loss experience, current conditions and economic forecasts. Our evaluation is based upon a continuous review of our financial assets, with consideration given to evaluations resulting from examinations performed by regulatory authorities. The allowance for credit losses increased to $142.0 million at June 30, 2022 from $94.5 million at December 31, 2021. The increase was primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger. See Note 8 to the unaudited Consolidated Financial Statements for further discussion of the ACL.
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

Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on our financial assets, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACL because a wide variety of factors and inputs are considered in these estimates and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across the Company’s portfolio mix and segmentation. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As of June 30, 2022, the Company believes that its ACL was adequate.
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
Determining estimated fair value requires a significant amount of judgment and estimates. If our assumptions change or errors are determined in its calculations, the fair value could materially change resulting in a change in our goodwill or identifiable net assets acquired, including identified intangible assets. As of June 30, 2022, the Company believes that the fair value of the assets acquired, liabilities assumed, consideration paid, and any non-controlling interests of the acquired business at fair value at the acquisition date was appropriately determined in accordance with GAAP.
RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at June 30, 2022 did not significantly change from our recent regulatory developments at December 31, 2021, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as noted below.
FDIC Deposit Insurance Assessment Rates
On June 21, 2022 the FDIC issued a proposed rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The proposed assessment rate schedules would remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds 2 percent. If the proposed rule is finalized as proposed, the FDIC insurance costs of insured depository institutions, including WSFS Bank, would generally increase.
Community Reinvestment Act
On May 5, 2022 the federal banking agencies issued a proposed rule that would substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods, under the Community Reinvestment Act (CRA). If the proposed rule is finalized as proposed, it may become more challenging and/or costly for WSFS Bank to achieve an “Outstanding” or “Satisfactory” CRA rating, which could negatively impact our ability to obtain regulatory approval for an acquisition or branch expansion.
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

(b)Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2022.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2020, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of 7,594,977 shares of common stock, or 15% of its outstanding shares as of March 31, 2020. During the second quarter of 2022, the Board of Directors of the Company approved an additional share repurchase authorization under the program of 6,358,727 shares of common stock, or 10% of its outstanding shares as of June 30, 2022. Under the program, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The program is consistent with our intent to return a minimum of 35% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks.
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2022.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	96,000	$43.02	96,000	3,346,176
May 1, 2022 - May 31, 2022	741,000	39.89	741,000	2,605,176
June 1, 2022 - June 30, 2022	348,602	41.93	348,602	8,615,301
Total	1,185,602	$40.74	1,185,602
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.     Exhibits

Exhibit Number	Description of Document
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 4, 2022, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: August 4, 2022	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)