Form 10-Q
period 2022-09-30
WSFS FINANCIAL CORP
filed 2022-11-04
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 61,586,798 shares as of October 31, 2022.

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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share and share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans and leases	$152,887	$93,460	$401,110	$300,957
Interest on mortgage-backed securities	28,338	13,947	78,828	37,157
Interest and dividends on investment securities:
Taxable	703	702	2,107	2,105
Tax-exempt	1,278	651	2,535	2,080
Other interest income	3,359	691	6,142	1,335
	186,565	109,451	490,722	343,634
Interest expense:
Interest on deposits	6,643	3,550	13,537	11,824
Interest on Federal Home Loan Bank advances	42	—	42	5
Interest on senior and subordinated debt	2,061	1,089	5,939	5,408
Interest on federal funds purchased	28	—	28	—
Interest on trust preferred borrowings	951	316	2,146	957
Interest on other borrowings	9	5	26	15
	9,734	4,960	21,718	18,209
Net interest income	176,831	104,491	469,004	325,425
Provision for (recovery of) credit losses	7,454	(21,310)	34,693	(109,033)
Net interest income after provision for (recovery of) credit losses	169,377	125,801	434,311	434,458
Noninterest income:
Credit/debit card and ATM income	10,993	7,651	27,446	22,023
Investment management and fiduciary income	29,504	15,370	90,877	44,983
Deposit service charges	6,262	5,742	18,158	16,521
Mortgage banking activities, net	1,420	5,637	6,529	18,690
Loan and lease fee income	1,425	1,216	4,457	6,431
Securities gains, net	—	2	—	331
Unrealized (loss) gain on equity investments, net	—	(120)	5,988	5,141
Realized loss on sale of equity investments, net	—	(706)	—	(706)
Bank owned life insurance income	195	351	674	1,251
Other income	12,852	7,470	41,125	24,788
	62,651	42,613	195,254	139,453
Noninterest expense:
Salaries, benefits and other compensation	72,294	53,344	211,413	158,890
Occupancy expense	9,699	8,150	30,393	24,693
Equipment expense	9,913	6,807	30,674	21,536
Data processing and operations expenses	5,362	3,467	16,009	10,296
Professional fees	3,561	4,244	12,285	11,501
Marketing expense	2,082	1,480	4,985	3,758
Loss on debt extinguishment	—	—	—	1,087
FDIC expenses	1,540	1,061	4,399	3,186
Loan workout and other credit costs	1,001	196	1,103	764
Corporate development expense	1,248	2,049	41,679	6,687
Restructuring expense	1,344	—	22,792	(409)
Other operating expense	24,873	15,648	65,691	46,108
	132,917	96,446	441,423	288,097
Income before taxes	99,111	71,968	188,142	285,814
Income tax provision	25,767	17,516	49,929	70,610
Net income	$73,344	$54,452	$138,213	$215,204
Less: Net (loss) income attributable to noncontrolling interest	(38)	46	287	49
Net income attributable to WSFS	$73,382	$54,406	$137,926	$215,155
Earnings per share:
Basic	$1.16	$1.14	$2.15	$4.53
Diluted	$1.16	$1.14	$2.15	$4.51
Weighted average shares of common stock outstanding:
Basic	63,047,675	47,541,489	64,064,488	47,526,730
Diluted	63,227,983	47,670,645	64,282,992	47,676,515

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
			(Unaudited)
Net income	$73,344	$54,452	$138,213	$215,204
Less: Net (loss) income attributable to noncontrolling interest	(38)	46	287	49
Net income attributable to WSFS	73,382	54,406	137,926	215,155
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized losses arising during the period, net of tax benefit of $63,954, $8,094, $178,061 and $22,457, respectively	(202,520)	(25,639)	(563,860)	(71,124)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $—, $1, $— and $80, respectively	—	(2)	—	(252)
	(202,520)	(25,641)	(563,860)	(71,376)
Net change in securities held-to-maturity
Net change in unrealized gain (loss) on available-for-sale securities reclassified to held-to-maturity, net of tax (benefit) expense of $(1,884), $9, $35,955 and $23, respectively(1)	5,966	(29)	(113,858)	(73)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax benefit of $10, 7, $27 and 20, respectively	(31)	(23)	(86)	(63)
Net change in cash flow hedge
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $13, $36, $38 and $106, respectively	(41)	(113)	(120)	(336)
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax expense of $8, $26, $67 and $112, respectively	25	82	213	355
Total other comprehensive loss	(196,601)	(25,724)	(677,711)	(71,493)
Total comprehensive (loss) income	$(123,219)	$28,682	$(539,785)	$143,662
(1)Includes $119.8 million, net of tax benefit, of unrealized losses on transferred investment securities with a book value of $1.1 billion from available-for-sale to held-to-maturity for the nine months ended September 30, 2022.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	September 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$443,104	$1,046,992
Cash in non-owned ATMs	582,784	480,527
Interest-bearing deposits in other banks including collateral (restricted cash) of $5,310 at September 30, 2022 and $5,050 at December 31, 2021	5,503	5,420
Total cash, cash equivalents, and restricted cash	1,031,391	1,532,939
Investment securities, available-for-sale (amortized cost of $4,940,107 at September 30, 2022 and $5,249,882 at December 31, 2021	4,153,615	5,205,311
Investment securities, held-to-maturity, net of allowance for credit losses of $10 at September 30, 2022 and $4 at December 31, 2021 (fair value $1,041,163 at September 30, 2022 and $94,131 at December 31, 2021)	1,121,895	90,642
Other investments	25,122	10,518
Loans, held for sale at fair value	61,671	113,349
Loans and leases, net of allowance for credit losses of $146,195 at September 30, 2022 and $94,507 at December 31, 2021	11,559,195	7,791,482
Bank owned life insurance	101,061	33,099
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	24,117	6,073
Other real estate owned	840	2,320
Accrued interest receivable	63,393	41,596
Premises and equipment	118,902	87,295
Goodwill	883,637	472,828
Intangible assets	132,776	74,403
Other assets	707,772	315,472
Total assets	$19,985,387	$15,777,327
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$6,170,776	$4,565,143
Interest-bearing	10,554,432	8,674,919
Total deposits	16,725,208	13,240,062
Trust preferred borrowings	90,393	67,011
Senior and subordinated debt	248,255	147,939
Other borrowed funds	35,719	24,527
Accrued interest payable	5,568	736
Other liabilities	779,413	360,036
Total liabilities	17,884,556	13,840,311
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 75,896,354 at September 30, 2022 and 57,695,676 at December 31, 2021	759	577
Capital in excess of par value	1,971,628	1,058,997
Accumulated other comprehensive loss	(715,479)	(37,768)
Retained earnings	1,336,039	1,224,614
Treasury stock at cost, 13,947,576 shares at September 30, 2022 and 10,086,936 shares at December 31, 2021	(489,354)	(307,321)
Total stockholders’ equity of WSFS	2,103,593	1,939,099
Noncontrolling interest	(2,762)	(2,083)
Total stockholders' equity	2,100,831	1,937,016
Total liabilities and stockholders' equity	$19,985,387	$15,777,327

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended September 30, 2022
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2021	57,695,676	$577	$1,058,997	$(37,768)	$1,224,614	$(307,321)	$1,939,099	$(2,083)	$1,937,016
Net income	—	—	—	—	137,926	—	137,926	287	138,213
Other comprehensive loss	—	—	—	(677,711)	—	—	(677,711)	—	(677,711)
Cash dividend, $0.41 per share	—	—	—	—	(26,501)	—	(26,501)	—	(26,501)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	(53)	(53)
Issuance of common stock including proceeds from exercise of common stock options	83,830	1	2,518	—	—	—	2,519	—	2,519
Issuance of common stock in acquisition of BMT	18,116,848	181	907,835	—	—	—	908,016	—	908,016
Noncontrolling interest assumed in acquisition	—	—	—	—	—	—	—	(913)	(913)
Stock-based compensation expense	—	—	4,427	—	—	—	4,427	—	4,427
Repurchases of common stock (1)	—	—	(2,149)	—	—	(182,033)	(184,182)	—	(184,182)
Balance, September 30, 2022	75,896,354	$759	$1,971,628	$(715,479)	$1,336,039	$(489,354)	$2,103,593	$(2,762)	$2,100,831

	Three Months Ended September 30, 2022
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, June 30, 2022	75,870,300	$759	$1,968,175	$(518,878)	$1,272,192	$(406,888)	$2,315,360	$(2,484)	$2,312,876
Net income	—	—	—	—	73,382	—	73,382	(38)	73,344
Other comprehensive loss	—	—	—	(196,601)	—	—	(196,601)	—	(196,601)
Cash dividend, $0.15 per share	—	—	—	—	(9,535)	—	(9,535)	—	(9,535)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	(240)	(240)
Issuance of common stock including proceeds from exercise of common stock options	26,054	—	2,087	—	—	—	2,087	—	2,087
Stock-based compensation expense	—	—	1,366	—	—	—	1,366	—	1,366
Repurchases of common shares (2)	—	—	—	—	—	(82,466)	(82,466)	—	(82,466)
Balance, September 30, 2022	75,896,354	$759	$1,971,628	$(715,479)	$1,336,039	$(489,354)	$2,103,593	$(2,762)	$2,100,831
(1)Repurchase of common stock includes 3,789,137 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 104,965 shares withheld to cover tax liabilities.
(2)Repurchase of common stock includes 1,664,550 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 4,872 shares withheld to cover tax liabilities.

	Nine Months Ended September 30, 2021
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2020	57,575,783	$576	$1,053,022	$56,007	$977,414	$(295,293)	$1,791,726	$(2,246)	$1,789,480
Net income	—	—	—	—	215,155	—	215,155	49	215,204
Other comprehensive loss	—	—	—	(71,493)	—	—	(71,493)	—	(71,493)
Cash dividend, $0.38 per share	—	—	—	—	(18,058)	—	(18,058)	—	(18,058)
Issuance of common stock including proceeds from exercise of common stock options	59,119	1	525	—	—	—	526	—	526
Stock-based compensation expense	—	—	4,250	—	—	—	4,250	—	4,250
Repurchases of common shares (1)	—	—	(1,183)	—	—	(12,028)	(13,211)	—	(13,211)
Balance, September 30, 2021	57,634,902	$577	$1,056,614	$(15,486)	$1,174,511	$(307,321)	$1,908,895	$(2,197)	$1,906,698

	Three Months Ended September 30, 2021
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, June 30, 2021	57,622,151	$577	$1,054,276	$10,238	$1,126,284	$(307,321)	$1,884,054	$(2,243)	$1,881,811
Net income (loss)	—	—	—	—	54,406	—	54,406	46	54,452
Other comprehensive income	—	—	—	(25,724)	—	—	(25,724)	—	(25,724)
Cash dividend, $0.13 per share	—	—	—	—	(6,179)	—	(6,179)	—	(6,179)
Issuance of common stock including proceeds from exercise of common stock options	12,751	—	349	—	—	—	349	—	349
Stock-based compensation expense	—	—	1,989	—	—	—	1,989	—	1,989
Repurchases of common shares (1)	—	—	—	—	—	—	—	—	—
Balance, September 30, 2021	57,634,902	$577	$1,056,614	$(15,486)	$1,174,511	$(307,321)	$1,908,895	$(2,197)	$1,906,698
(1)Repurchase of common stock includes 267,309 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors and 18,348 shares withheld to cover tax liabilities.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021

Operating activities:
Net income	$138,213	$215,204
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	34,693	(109,033)
Depreciation of premises and equipment, net	20,009	9,889
Accretion of fees and discounts, net	(16,965)	(33,270)
Amortization of intangible assets	14,505	7,949
Amortization of right-of-use lease assets	14,715	8,903
Decrease in operating lease liability	(12,856)	(9,281)
Income from mortgage banking activities, net	(6,529)	(18,690)
Gain on sale of securities, net	—	(331)
Loss on sale of other real estate owned and valuation adjustments, net	(235)	(388)
Stock-based compensation expense	4,427	4,250
Unrealized gain on equity investments, net	(5,988)	(5,141)
Realized loss on sale of equity investments, net	—	706
Deferred income tax (benefit) expense	(6,439)	35,492
(Increase) decrease in accrued interest receivable	(11,096)	4,935
Increase in other assets	(39,991)	(24,809)
Origination of loans held for sale	(453,952)	(729,620)
Proceeds from sales of loans held for sale	421,098	806,159
Increase in value of bank owned life insurance	(437)	(1,737)
Increase in capitalized interest, net	(1,650)	(2,303)
Increase in accrued interest payable	1,590	1,715
Increase in other liabilities	313,791	128,915
Net cash provided by operating activities	$406,903	$289,514
Investing activities:
Purchases of investment securities held to maturity	$(120,868)	$—
Repayments, maturities and calls of investment securities held-to-maturity	49,768	19,015
Sale of investment securities available-for-sale	—	14,046
Purchases of investment securities available-for-sale	(1,218,022)	(2,341,784)
Repayments, maturities and calls of investment securities available-for-sale	911,125	509,738
Net proceeds from sale of equity investments	—	4,899
Proceeds from bank-owned life insurance death benefit	1,437	—
Net decrease in loans	11,642	1,228,462
Net cash from business combinations	573,745	—
Purchase of loans held-for-investment	(252,185)	(133,728)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(15,318)	(585)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	6	267
Sales of other real estate owned	1,844	2,489
Investment in premises and equipment	(7,665)	(4,722)
Sales of premises and equipment	891	427
Net cash used in investing activities	$(63,600)	$(701,476)

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Financing activities:
Net (decrease) increase in demand and saving deposits	$(466,105)	$1,213,808
Decrease in time deposits	(132,825)	(123,431)
Decrease in brokered deposits	(37,704)	(178,897)
Receipts from FHLB advances	458,100	—
Repayments of FHLB advances	(458,100)	(6,623)
Receipts from federal funds purchased	310,001	—
Repayments of federal funds purchased	(310,001)	—
Contribution from noncontrolling shareholders	(53)	—
Cash dividend	(26,501)	(18,058)
Issuance of common stock including proceeds from exercise of common stock options	2,519	526
Redemption of senior debt	—	(100,000)
Repurchases of common shares	(184,182)	(13,211)
Net cash (used in) provided by financing activities	$(844,851)	$774,114
(Decrease) increase in cash, cash equivalents, and restricted cash	(501,548)	362,152
Cash, cash equivalents, and restricted cash at beginning of period	1,532,939	1,654,735
Cash, cash equivalents, and restricted cash at end of period	$1,031,391	$2,016,887
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,886	$16,493
Income taxes	26,237	29,064
Non-cash information:
Loans transferred to other real estate owned	$502	$1,844
Loans transferred to portfolio from held-for-sale at fair value	84,829	44,343
Securities transferred to held-to-maturity from available-for-sale at fair value	931,421	—
Held-to-maturity securities purchased, not settled	5,136	—
Fair value of assets acquired, net of cash received	4,713,544	—
Fair value of liabilities assumed	4,379,273	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company), and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). As of September 30, 2022, the other subsidiaries of WSFS include WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), WSFS SPE Services, LLC, The Bryn Mawr Trust Company of Delaware (BMT-DE), and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
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
On April 1, 2022, WSFS completed the merger of Christiana Trust Company of Delaware® and BMT-DE. The combined organization will retain and operate under The Bryn Mawr Trust Company of Delaware name. Additionally on April 1, 2022, Bryn Mawr Equipment Finance, Inc. merged with and into BEFC. On April 29, 2022, the portfolio of KCMI Capital, Inc. (KCMI), a specialized commercial lending unit acquired in the BMBC merger and not core to our overall lending strategy, was sold at par value for $55.5 million. Finally, on June 30, 2022, the business of BMT Insurance Advisors (BMTIA), was sold to Patriot Growth Services, LLC.
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). The Company provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. The banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to individuals, institutions and corporations. The Federal Deposit Insurance Corporation (FDIC) insures the customers’ deposits to their legal maximums. The Company serves its customers primarily from 119 offices located in Pennsylvania (61), Delaware (39), New Jersey (17), Virginia (1) and Nevada (1), its ATM network, website at www.wsfsbank.com and mobile app. Information on the website is not incorporated by reference into this Quarterly Report on Form 10-Q.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2021 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at September 30, 2022.
RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncement was adopted by the Company during the nine months ended September 30, 2022, but does not have a material impact on the unaudited Consolidated Financial Statements:

•ASU No. 2021-05, Leases (Topic 842), Lessors – Certain Leases with Variable Lease Payments

There were no other applicable material accounting pronouncements adopted by the Company since December 31, 2021.
Accounting guidance pending adoption at September 30, 2022
ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures: In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors (ASC 310-40) while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The guidance also requires that an entity disclose current-period write-offs by year of origination for financing receivables and net investments in leases within the scope of Topic 326. The guidance is effective for annual periods beginning after December 15, 2022. Early adoption is permitted. Adoption is required on a prospective basis, except for the transition method related to the recognition and measurement of TDRs where the entity as to apply on a modified-retrospective basis. The Company is currently evaluating the impact upon adoption and will apply the guidance after completion of its assessment.

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
The following table summarizes the consideration transferred and the fair values of identifiable assets acquired and liabilities assumed:

(Dollars in thousands)
Consideration Transferred:	Fair Value
Common shares issued (18,116,848)	$908,016
Cash paid to BMBC stock and option holders	16
Value of consideration	908,032
Assets acquired:
Cash and due from banks	573,761
Investment securities	500,400
Loans and leases	3,456,748
Premises and equipment	44,842
Deferred income taxes	6,563
Bank owned life insurance	67,525
Intangible assets	73,065
Other assets	153,592
Total assets	4,876,496
Liabilities assumed:
Deposits	4,110,122
Other borrowings	145,512
Other liabilities	124,552
Noncontrolling interest	(913)
Total liabilities and noncontrolling interest	4,379,273
Net assets acquired:	497,223
Goodwill resulting from acquisition of BMBC	$410,809

The following table details the changes to goodwill recorded subsequent to acquisition:

(Dollars in thousands)	Fair Value
Goodwill resulting from the acquisition of BMBC reported as of March 31, 2022	$414,337
Effects of adjustments to:
Deferred income taxes	1,870
Intangibles	1,500
Deposits	(149)
Other liabilities	1,352
Effect of sale of BMTIA business	(8,101)
Goodwill resulting from the acquisition of BMBC as of September 30, 2022	$410,809
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
Loans and Leases: The Company recorded $3.5 billion of acquired loans, which were initially recorded at their fair values as of the acquisition date. Fair value for loans was based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors, such as liquidity, from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The probability of default, loss given default, exposure at default and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows.
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
Deferred Income Taxes: The Company recorded a deferred income tax asset (DTA) of $6.6 million related to tax attributes of BMBC along with the effects of fair value adjustments resulting from acquisition accounting for the combination. The DTA’s recorded were based on the expected federal and state tax benefits of when the acquired tax attributes and purchase accounting adjustments will reverse. In recording the DTA, consideration was given to potential limitations on the realizability of such acquired tax attributes. There was no material change to the valuation allowance as a result of the BMBC Merger.
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

The following table details the costs identified and classified as corporate development and restructuring expenses, which are primarily related to the BMBC Merger:

	Three months ended September 30,	Nine months ended September 30,
(dollars in thousands)	2022	2022
Salaries, benefits and other compensation	$112	$12,370
Occupancy expense	(2,211)	9,149
Equipment expense	1,278	20,969
Professional fees	899	12,781
Data processing and operations expenses	1	100
Marketing expense	41	3,014
Other operating expense, net	2,472	6,088
Total corporate development and restructuring expenses	$2,592	$64,471

During the second quarter of 2021, WSFS announced a retail banking office optimization plan that included the planned consolidation of Bryn Mawr Trust and WSFS Bank banking offices. Most of the consolidations and rebranding of the banking offices were completed during the first quarter of 2022, which included the consolidation of 22 Bryn Mawr Trust and 12 WSFS Bank banking offices. Costs related to this plan are included in the Corporate development expense line item on the unaudited Consolidated Statements of Income. In addition, the Company had $7.5 million of premises and equipment as held-for-sale as of September 30, 2022, which is included in the Other assets line item on the unaudited Consolidated Statement of Financial Condition.
Pro Forma Income Statement (unaudited)
The following pro forma income statement for the three and nine months ended September 30, 2021 presents the pro forma results of operations of the combined institution (BMBC and the Corporation) as if the BMBC Merger occurred on January 1, 2021. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma results of operations.

	Three months ended September 30,	Nine months ended September 30,
(dollars in thousands, except share and per share data)	2021	2021
Net interest income	$137,632	$426,118
Provision for credit losses	(1,410)	(120,906)
Net interest income after provision for credit losses	139,042	547,024
Total noninterest income	65,200	202,847
Total noninterest expenses	134,514	398,107
Income before income taxes	69,728	351,764
Income tax provision	17,626	87,242
Net income	$52,102	$264,522
Per share data:
Weighted-average basic shares outstanding	65,443,945	65,430,218
Dilutive shares	282,516	297,071
Adjusted weighted-average diluted shares	65,726,461	65,272,289
Basic earnings per common share	$0.80	$4.04
Diluted earnings per common share	$0.79	$4.03
Due to the various conversions of BMBC systems since the date of acquisition, as well as other streamlining and continuing integration of BMBC's operating activities into those of the Company, reporting for revenue and net income of the former BMBC operations for the period subsequent to the acquisition is impracticable.

4. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Bailment fees	$6,306	$3,310	$13,105	$9,689
Interchange fees	3,870	3,537	11,859	10,077
Other card and ATM fees	817	804	2,482	2,257
Total credit/debit card and ATM income	$10,993	$7,651	$27,446	$22,023
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Trust fees	$19,170	$10,626	$58,658	$31,198
Wealth management and advisory fees	10,334	4,744	32,219	13,785
Total investment management and fiduciary income	$29,504	$15,370	$90,877	$44,983
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
Wealth management and advisory fees consists of fees from Bryn Mawr Trust (excluding The Bryn Mawr Trust Company of Delaware), Cypress, West Capital, Powdermill®, and WSFS Wealth® Investments. Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage. The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Service fees	$3,933	$3,629	$11,789	$10,604
Return and overdraft fees	2,164	1,850	5,835	4,932
Other deposit service fees	165	263	534	985
Total deposit service charges	$6,262	$5,742	$18,158	$16,521
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
Other income
The following table presents the components of other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Managed service fees	$4,866	$4,233	$13,091	$12,346
Currency preparation	1,104	1,045	2,904	3,153
ATM loss protection	681	639	1,963	1,889
Capital market revenue	793	—	5,738	—
Miscellaneous products and services(1)	5,408	1,553	17,429	7,400
Total other income	$12,852	$7,470	$41,125	$24,788
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
See Note 16 for further information about the disaggregation of noninterest income by segment.

5. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income attributable to WSFS	$73,382	$54,406	$137,926	$215,155
Denominator:
Weighted average basic shares	63,048	47,541	64,064	47,527
Dilutive potential common shares	180	130	219	150
Weighted average fully diluted shares	63,228	47,671	$64,283	$47,677
Earnings per share:
Basic	$1.16	$1.14	$2.15	$4.53
Diluted	$1.16	$1.14	$2.15	$4.51
Outstanding common stock equivalents having no dilutive effect	2	5	7	—
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

	September 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligation (CMO)	$621,673	$—	$99,290	$—	$522,383
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,911,290	—	617,060	—	3,294,230
Freddie Mac (FHLMC) MBS	138,391	—	15,374	—	123,017
Ginnie Mae (GNMA) MBS	40,100	—	3,363	—	36,737
Government-sponsored enterprises (GSE) agency notes	228,653	—	51,405	—	177,248
	$4,940,107	$—	$786,492	$—	$4,153,615
Held-to-Maturity Debt Securities(1)
FNMA MBS	$919,383	$—	$69,694	$—	$849,689
State and political subdivisions	202,022	2	11,039	10	190,975
Foreign bonds	500	—	1	—	499
	$1,121,905	$2	$80,734	$10	$1,041,163
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $149.6 million at September 30, 2022, which are offset in Accumulated other comprehensive (loss) income. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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
The scheduled maturities of available-for-sale debt securities at September 30, 2022 and December 31, 2021 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2022 (1)
Within one year	$1,501	$1,498
After one year but within five years	86,119	80,366
After five years but within ten years	457,657	390,595
After ten years	4,394,830	3,681,156
	$4,940,107	$4,153,615
December 31, 2021 (1)
Within one year	$—	$—
After one year but within five years	103,960	107,009
After five years but within ten years	204,186	204,289
After ten years	4,941,736	4,894,013
	$5,249,882	$5,205,311
(1)Actual maturities could differ from contractual maturities.
As of September 30, 2022, the Company’s available-for-sale investment securities consisted of 964 securities, 963 of which were in an unrealized loss position.
As of September 30, 2022, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies.

As of September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The scheduled maturities of held-to-maturity debt securities at September 30, 2022 and December 31, 2021 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2022 (1)
Within one year	$732	$729
After one year but within five years	7,393	7,233
After five years but within ten years	46,097	44,859
After ten years	1,067,683	988,342
	$1,121,905	$1,041,163
December 31, 2021 (1)
Within one year	$232	$234
After one year but within five years	2,675	2,736
After five years but within ten years	44,137	45,404
After ten years	43,602	45,757
	$90,646	$94,131
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 6.0 years at September 30, 2022.
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
Investment securities with fair market values aggregating $2.9 billion and $2.2 billion were pledged as collateral for retail customer repurchase agreements, municipal deposits, and other obligations as of September 30, 2022 and December 31, 2021, respectively.
During the nine months ended September 30, 2022, the Company had no sales of debt securities categorized as available-for-sale. During the nine months ended September 30, 2021, the Company sold $14.0 million of debt securities categorized as available-for-sale resulting in $0.3 million of realized gains and no realized losses.
As of September 30, 2022 and December 31, 2021, the Company's debt securities portfolio had remaining unamortized premiums of $69.2 million and $69.4 million, respectively, and unaccreted discounts of $26.4 million and $12.7 million, respectively.

For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at September 30, 2022.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$199,644	$20,982	$322,739	$78,308	$522,383	$99,290
FNMA MBS	2,232,612	369,840	1,061,618	247,220	3,294,230	617,060
FHLMC MBS	101,605	12,968	8,036	2,406	109,641	15,374
GNMA MBS	34,985	2,936	1,751	427	36,736	3,363
GSE agency notes	—	—	177,248	51,405	177,248	51,405
	$2,568,846	$406,726	$1,571,392	$379,766	$4,140,238	$786,492

Held-to-maturity debt securities:
FNMA MBS	$849,689	$69,694	$—	$—	$849,689	$69,694
State and political subdivisions	183,181	11,039	—	—	183,181	11,039
Foreign bonds	500	1	—	—	500	1
	$1,033,370	$80,734	$—	$—	$1,033,370	$80,734
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
At September 30, 2022, debt securities for which the amortized cost basis exceeded fair value totaled $5.2 billion. Total unrealized losses on these securities were $867.2 million at September 30, 2022. The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of September 30, 2022.

At September 30, 2022 and December 31, 2021, held-to-maturity debt securities had an amortized cost basis of $1.1 billion and $90.6 million, respectively. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of September 30, 2022, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions	Foreign bonds
A+ rated or higher	$—	$202,022	$500
Not rated	919,383	—	—
Ending balance	$919,383	$202,022	$500
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2021, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$90,146	$500
Not rated	—	—
Ending balance	$90,146	$500
The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS and foreign bond debt securities for the nine months ended September 30, 2022 and 2021. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Allowance for credit losses:
Beginning balance	$6	$5	$4	$6
Provision for credit losses	4	(1)	6	(2)
Ending balance	$10	$4	$10	$4
Accrued interest receivable of $1.8 million and $0.9 million as of September 30, 2022 and December 31, 2021, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of September 30, 2022 and December 31, 2021.
Equity Investments
The Company had equity investments with a fair value of $25.1 million and $10.5 million as of September 30, 2022 and December 31, 2021, respectively.
During the nine months ended September 30, 2022, total net gains on equity investments of $6.0 million were recorded, driven by an unrealized gain on the Company's investment in CRED.ai presented within Unrealized gain on equity investment, net in the Consolidated Statements of Income.
During the nine months ended September 30, 2021, total net gains on equity investments of $4.4 million were recorded from the sale of the Company's investment in Social Finance, Inc. (SoFi) in July 2021. This included a realized loss of $0.7 million which was recorded in Realized loss on equity investments, net in the Consolidated Statement of Income at the time of sale.

7. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commercial and industrial(1)	$2,634,786	$1,918,043
Owner-occupied commercial	1,788,591	1,341,707
Commercial mortgages	3,280,379	1,881,510
Construction	1,028,203	687,213
Commercial small business leases	534,692	352,276
Residential(2)	761,611	546,667
Consumer(3)	1,677,128	1,158,573
	11,705,390	7,885,989
Less:
Allowance for credit losses	146,195	94,507
Net loans and leases	$11,559,195	$7,791,482
(1) Includes Paycheck Protection Program (PPP) loans of $4.2 million at September 30, 2022 and $31.5 million at December 31, 2021.
(2) Includes reverse mortgages at fair value of $3.0 million at September 30, 2022 and $3.9 million at December 31, 2021.
(3) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $49.8 million and $31.6 million at September 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

8. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of allowance for credit losses and loan balances for the three and nine months ended September 30, 2022 and 2021. The increase was primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger and loan growth during the quarter. The initial $49.6 million ACL recorded includes $23.5 million related to non-PCD loans, or the initial provision for credit loss recorded, and $26.1 million related to PCD loans, which does not have an initial income statement impact, but adjusts the amortized cost basis of the loans at acquisition (i.e., a balance sheet gross-up).

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended September 30, 2022
Allowance for credit losses
Beginning balance	$60,921	$5,510	$23,663	$5,058	$4,988	$41,830	$141,970
Charge-offs	(5,120)	—	(544)	—	—	(1,834)	(7,498)
Recoveries	3,194	4	101	653	207	114	4,273
Provision (credit)	889	489	(1,686)	788	(377)	7,347	7,450
Ending balance	$59,884	$6,003	$21,534	$6,499	$4,818	$47,457	$146,195
Nine months ended September 30, 2022
Allowance for credit losses
Beginning balance	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
Initial allowance on acquired PCD loans	22,614	595	2,684	71	61	78	26,103
Charge-offs	(11,308)	(179)	(581)	—	(186)	(4,062)	(16,316)
Recoveries	4,667	271	223	653	737	663	7,214
(Credit) provision(4)	(6,056)	742	7,585	3,872	854	27,690	34,687
Ending balance	$59,884	$6,003	$21,534	$6,499	$4,818	$47,457	$146,195
Period-end allowance allocated to:
Loans evaluated on an individual basis	$5,348	$—	$—	$—	$—	$—	$5,348
Loans evaluated on a collective basis	54,536	6,003	21,534	6,499	4,818	47,457	140,847
Ending balance	$59,884	$6,003	$21,534	$6,499	$4,818	$47,457	$146,195
Period-end loan balances:
Loans evaluated on an individual basis	$21,565	$1,713	$9,483	$5,360	$6,451	$1,884	$46,456
Loans evaluated on a collective basis	3,147,913	1,786,878	3,270,896	1,022,843	752,142	1,675,244	11,655,916
Ending balance	$3,169,478	$1,788,591	$3,280,379	$1,028,203	$758,593	$1,677,128	$11,702,372
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $3.0 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4)Includes $23.5 million initial provision for credit losses on non-PCD loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended September 30, 2021
Allowance for credit losses
Beginning balance	$87,203	$6,181	$16,099	$3,512	$3,293	$16,130	$132,418
Charge-offs	(7,612)	(38)	—	(2,473)	—	(738)	(10,861)
Recoveries	4,031	41	198	—	34	320	4,624
(Credit) provision	(17,804)	(1,260)	(3,054)	1,068	(326)	66	(21,310)
Ending balance	$65,818	$4,924	$13,243	$2,107	$3,001	$15,778	$104,871
Nine months ended September 30, 2021
Allowance for loan losses
Beginning balance, prior to adoption of ASC 326	$150,875	$9,615	$31,071	$12,190	$6,893	$18,160	$228,804
Charge-offs	(19,176)	(83)	—	(2,473)	—	(1,683)	(23,415)
Recoveries	6,550	146	242	—	629	948	8,515
(Credit) provision	(72,431)	(4,754)	(18,070)	(7,610)	(4,521)	(1,647)	(109,033)
Ending balance	$65,818	$4,924	$13,243	$2,107	$3,001	$15,778	$104,871
Period-end allowance allocated to:
Loans evaluated on an individual basis	$2,247	$—	$8	$—	$—	$—	$2,255
Loans evaluated on a collective basis	63,571	4,924	13,235	2,107	3,001	15,778	102,616
Ending balance	$65,818	$4,924	$13,243	$2,107	$3,001	$15,778	$104,871
Period-end loan balances:
Loans evaluated on an individual basis	$24,375	$2,071	$2,708	$2,184	$5,877	$2,496	$39,711
Loans evaluated on a collective basis	2,204,139	1,337,589	1,985,276	760,462	568,804	1,115,718	7,971,988
Ending balance	$2,228,514	$1,339,660	$1,987,984	$762,646	$574,681	$1,118,214	$8,011,699
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $7.5 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	September 30, 2022
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$6,641	$8,351	$14,992	$3,149,649	$4,837	$3,169,478
Owner-occupied commercial	887	—	887	1,787,365	339	1,788,591
Commercial mortgages	6,927	—	6,927	3,268,392	5,060	3,280,379
Construction	—	2,000	2,000	1,021,045	5,158	1,028,203
Residential(3)	2,694	1,094	3,788	752,782	2,023	758,593
Consumer(4)	14,873	13,309	28,182	1,646,994	1,952	1,677,128
Total	$32,022	$24,754	$56,776	$11,626,227	$19,369	$11,702,372
% of Total Loans	0.27%	0.21%	0.49%	99.34%	0.17%	100%
(1)There was no allowance on nonaccrual loans as of September 30, 2022.
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances excludes reverse mortgages at fair value of $3.0 million.
(4)Includes $23.8 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

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
(3)Residential accruing current balances excludes reverse mortgages, at fair value of $3.9 million.
(4)Includes $17.0 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$3,906	$931	$4,199	$4,012
Owner-occupied commercial	339	—	811	—
Commercial mortgages	5,060	—	2,070	—
Construction	5,158	—	12	—
Residential(2)	2,023	—	3,125	—
Consumer(3)	1,952	—	2,380	—
Total	$18,438	$931	$12,597	$4,012
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Interest income recognized on individually reviewed loans was $0.3 million and $0.6 million during the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.6 million during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, there were 37 residential loans and 12 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $5.2 million and $3.3 million, respectively. As of December 31, 2021, there were 28 residential loans and 9 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $2.5 million and $3.2 million, respectively. Loan workout and other real estate owned (OREO) (recoveries) expenses were less than $0.3 million and $0.5 million during the three and nine months ended September 30, 2022, respectively, and $0.6 million and $1.4 million during three and nine months ended September 30, 2021, respectively. Loan workout and OREO expenses are included in Loan workout and other credit costs on the Consolidated Statement of Income.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of September 30, 2022.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass(2)	$930,884	$606,030	$464,829	$262,628	$149,437	$263,633	$7,690	$234,667	$2,919,798
Special mention	24,704	36,492	8,117	10,012	6,415	445	—	11,649	97,834
Substandard or Lower	28,685	16,986	8,290	44,594	38,139	10,196	10	4,946	151,846
	$984,273	$659,508	$481,236	$317,234	$193,991	$274,274	$7,700	$251,262	$3,169,478
Owner-occupied commercial:
Risk Rating
Pass	$210,160	$353,951	$269,106	$233,159	$114,041	$378,377	$—	$140,573	$1,699,367
Special mention	537	—	—	—	—	2,803	—	3,427	6,767
Substandard or Lower	972	5,481	23,882	2,497	11,952	22,972	—	14,701	82,457
	$211,669	$359,432	$292,988	$235,656	$125,993	$404,152	$—	$158,701	$1,788,591
Commercial mortgages:
Risk Rating
Pass	$336,888	$669,155	$529,554	$554,465	$251,605	$650,400	$—	$202,570	$3,194,637
Special mention	1,456	77	6,077	6,201	—	32,197	—	3,706	49,714
Substandard or Lower	1,716	2,981	12,846	3,227	3,618	11,063	—	577	36,028
	$340,060	$672,213	$548,477	$563,893	$255,223	$693,660	$—	$206,853	$3,280,379
Construction:
Risk Rating
Pass	$345,581	$324,841	$167,194	$13,731	$26,587	$3,915	$—	$129,465	$1,011,314
Special mention	—	603	8,926	—	—	—	—	—	9,529
Substandard or Lower	2,000	4,402	—	190	—	—	—	768	7,360
	$347,581	$329,846	$176,120	$13,921	$26,587	$3,915	$—	$130,233	$1,028,203
Residential(3):
Risk Rating
Performing	$43,179	$116,041	$61,107	$36,561	$45,222	$450,032	$—	$—	$752,142
Nonperforming(4)	—	565	503	1,000	124	4,259	—	—	6,451
	$43,179	$116,606	$61,610	$37,561	$45,346	$454,291	$—	$—	$758,593
Consumer(5):
Risk Rating
Performing	$416,706	$206,914	$133,026	$57,333	$233,399	$77,423	$544,810	$5,241	$1,674,852
Nonperforming(6)	—	—	238	—	539	—	1,238	261	2,276
	$416,706	$206,914	$133,264	$57,333	$233,938	$77,423	$546,048	$5,502	$1,677,128
(1)Includes commercial small business leases.
(2)Includes $4.2 million of PPP loans.
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
(6)Includes troubled debt restructured home equity installment loans performing in accordance with the loans' modified terms and accruing interest.

Troubled Debt Restructurings (TDRs)
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Performing TDRs	$17,108	$14,204
Nonperforming TDRs	1,079	756
Total TDRs	$18,187	$14,960
Approximately $0.3 million and $0.2 million in related reserves have been established for these loans at September 30, 2022 and December 31, 2021, respectively.
The following tables present information regarding the types of loan modifications made for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022					Nine months ended September 30, 2022
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	—	—	—	2	2	1	—	—	2	3
Commercial mortgages	—	—	—	—	—	—	1	—	—	1
Construction	—	—	—	—	—	—	1	—	—	1
Residential	—	—	—	—	—	1	—	1	—	2
Consumer	50	8	4	2	64	51	32	7	3	93
Total	50	8	4	4	66	53	34	8	5	100

	Three months ended September 30, 2021					Nine months ended September 30, 2021
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Residential	—	—	—	—	—	—	—	2	—	2
Consumer	—	1	3	—	4	—	1	23	1	25
Total	—	1	3	—	4	—	1	25	1	27
(1)Other includes interest rate reduction, forbearance, and interest only payments.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and repayment is reasonably assured. The following tables present loans modified as TDRs during the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$157	$157	$185	$185
Commercial mortgages	2,390	2,390	2,390	2,390
Construction	2,000	2,000	2,000	2,000
Residential	—	—	138	138
Consumer	948	948	1,409	1,409
Total(1)(2)	$5,495	$5,495	$6,122	$6,122
(1)During the three and nine months ended September 30, 2022, the TDRs set forth in the table above resulted in a less than $0.1 million increase and a $0.3 million increase in the allowance for credit losses, respectively, and no additional charge-offs in either period. During the three and nine months ended September 30, 2022, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(2)The TDRs set forth in the table above did not occur as a result of the loan forbearance program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Residential	$—	$—	$147	$147
Consumer	216	216	1,022	1,022
Total(1)(2)	$216	$216	$1,169	$1,169
(1)During the three and nine months ended September 30, 2021 the TDRs set forth in the table above resulted in a less than $0.1 million increase in the allowance for credit losses for both periods, and no additional charge-offs in either period. During the three and nine months ended September 30, 2021, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(2)The TDRs set forth in the table above did not occur as a result of the loan forbearance program under the CARES Act.
9. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.

Lessee

The Company's ongoing leases have remaining lease terms of less than one year to 39 years, which includes renewal options that are exercised at its discretion. The Company's lease terms to calculate the lease liability and right of use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right-of-use asset is included in Other liabilities and Other assets, respectively, in the unaudited Consolidated Statement of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the unaudited Consolidated Statement of Financial Condition. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the unaudited Consolidated Statement of Income. The Company accounts for lease components separately from nonlease components. The Company subleases certain real estate to third parties.

The components of operating lease cost were as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost (1)	$4,900	$4,576	$15,289	$14,019
Sublease income	(51)	(72)	(222)	(268)
Net lease cost	$4,849	$4,504	$15,067	$13,751
(1)Includes variable lease cost and short-term lease cost.

Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Right-of-use assets	$141,493	$144,134
Lease liabilities	$161,704	$159,526

Lease term and discount rate
Weighted average remaining lease term (in years)	17.79	19.17
Weighted average discount rate	4.23%	4.27%

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	September 30, 2022
Remaining in 2022	$4,859
2023	19,691
2024	18,410
2025	18,461
2026	14,807
After 2026	169,201
Total lease payments	245,429
Less: Interest	(83,725)
Present value of lease liabilities	$161,704

Supplemental cash flow information related to operating leases was as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,196	$4,451	$15,911	$13,525
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	—	—	13,707	—
In connection with the BMBC Merger, the Company initiated a branch optimization initiative for the combined locations of the legacy companies. During the nine months ended September 30, 2022, the Company recorded $4.3 million of accelerated right-of-use asset amortization expense due to asset impairment for the leased locations to be terminated.
As of September 30, 2022, the Corporation had not entered into any material leases that have not yet commenced.

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
The components of direct finance lease income are summarized in the table below:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Direct financing leases:
Interest income on lease receivable	$10,822	$5,879	$30,885	$15,604
Interest income on deferred fees and costs, net	(925)	(633)	(2,422)	(1,389)
Total direct financing lease net interest income	$9,897	$5,246	$28,463	$14,215

Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Lease receivables	$610,962	$399,688
Unearned income	(87,618)	(55,066)
Deferred fees and costs	11,348	7,654
Net investment in direct financing leases	$534,692	$352,276

10. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the nine months ended September 30, 2022, management determined based on its qualitative assessment that it is not more likely than not that the fair values of our reporting units are less than their carrying values. No goodwill impairment exists during the nine months ended September 30, 2022.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect	Wealth Management	Consolidated Company
December 31, 2021	$452,629	$—	$20,199	$472,828
Goodwill from business combinations	297,646	—	116,691	414,337
Goodwill adjustments(1)	3,311	—	(6,839)	(3,528)
September 30, 2022	$753,586	$—	$130,051	$883,637
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
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
September 30, 2022
Core deposits	$104,751	$(37,863)	$66,888	10 years
Customer relationships	68,281	(11,671)	56,610	7-15 years
Non-compete agreements	200	(150)	50	1 year
Tradename	2,900	—	2,900	indefinite
Loan servicing rights(1)	10,992	(4,664)	6,328	10-25 years
Total intangible assets	$187,124	$(54,348)	$132,776
December 31, 2021
Core deposits	$93,811	$(30,103)	$63,708	10 years
Customer relationships	15,281	(7,876)	7,405	7-15 years
Loan servicing rights(2)	6,671	(3,381)	3,290	10-25 years
Total intangible assets	$115,763	$(41,360)	$74,403
(1)Includes impairment losses of $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively.
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
The Company recognized amortization expense on intangible assets of $3.9 million and $11.8 million for the three and nine months ended September 30, 2022, compared to $2.6 million and $7.9 million for the three and nine months ended September 30, 2021.

The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	September 30, 2022
Remaining in 2022	$4,224
2023	16,572
2024	16,317
2025	15,980
2026	15,314
Thereafter	61,469
Total	$129,876
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
The value of the Company's mortgage servicing rights was $2.2 million and $0.5 million at September 30, 2022 and December 31, 2021, respectively, and the value of its SBA loan servicing rights was $4.1 million and $2.8 million at September 30, 2022 and December 31, 2021, respectively. In connection with the BMBC Merger, the Company acquired $2.0 million of mortgage servicing rights and $1.3 million of SBA loan servicing rights. Changes in the value of the Company's servicing rights resulted in impairment losses of $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, and impairment losses of $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2021, respectively. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the Consolidated Statements of Income.
Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of September 30, 2022 or December 31, 2021. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.
11. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Noninterest-bearing:
Noninterest demand	$6,170,776	$4,565,143
Total noninterest-bearing	$6,170,776	$4,565,143

Interest-bearing:
Interest-bearing demand	$3,461,763	$2,793,279
Savings	2,266,603	1,970,744
Money market	3,739,751	2,906,260
Customer time deposits	1,063,133	988,974
Brokered deposits	23,182	15,662
Total interest-bearing	10,554,432	8,674,919
Total deposits	$16,725,208	$13,240,062

12. BORROWED FUNDS

The following is a summary of borrowed funds by type as of September 30, 2022 and December 31, 2021:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Trust preferred borrowings	$90,393	$67,011
Senior and subordinated debt	248,255	147,939
Other borrowed funds	35,719	24,527
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
The Company may utilize federal funds as a short-term funding source. The Company had no securities sold under agreements to repurchase at September 30, 2022 and December 31, 2021.
Federal Home Loan Bank Advances
The Company had no FHLB Advances at September 30, 2022 and December 31, 2021.
Pursuant to collateral agreements with the FHLB, advances are secured by qualifying loan collateral, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, the Company is required to purchase and hold shares of capital stock in the FHLB and was in compliance with this requirement with a stock investment in FHLB of $24.1 million at September 30, 2022 and $6.1 million at December 31, 2021. This stock is carried on the accompanying Consolidated Statements of Financial Condition at cost, which approximates liquidation value.
The Company received dividends on its stock investment in FHLB of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2022, respectively, and less than $0.1 million for the three and nine months ended September 30, 2021.
Trust Preferred Borrowings
In 2005, the Company issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are currently callable and have a maturity date of June 1, 2035.
In connection with the BMBC Merger, WSFS acquired Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the Trusts), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $774.0 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures to the Trusts with a carrying value of $11.7 million each, totaling $23.4 million. The junior subordinated debentures incur interest at a coupon rate of 3.98% as of September 30, 2022. The rate resets quarterly based on 3-month LIBOR plus 2.15%.
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
On December 3, 2020, the Company issued $150.0 million of senior notes due 2030 (the 2030 Notes). The 2030 Notes mature on December 15, 2030 and have a fixed coupon rate of 2.75% from issuance until December 15, 2025 and a variable coupon rate equal to the three-month term SOFR, reset quarterly, plus 2.485% from December 15, 2025 until maturity. The 2030 Notes may be redeemed beginning December 15, 2025 at 100% of principal plus accrued and unpaid interest. The remaining net proceeds from the issuance of the 2030 Notes are being used for general corporate purposes, including, but not limited to, financing organic growth, acquisitions, repurchases of common stock, and redemption of outstanding indebtedness. The carrying value of the 2030 Notes, inclusive of deferred issuance costs, was $148.1 million as of September 30, 2022.
In connection with the BMBC Merger, the Company assumed $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the 2025 Notes) which were issued in a private placement to institutional accredited investors on August 6, 2015. The 2025 Notes mature on August 15, 2025, and currently bear interest at a variable rate that resets quarterly to a level equal to the then-current three-month LIBOR rate plus 2.150% until August 15, 2025, or any early redemption date. The interest rate of the 2025 Notes was 5.443% as of September 30, 2022. The carrying value of the 2025 Notes, inclusive of purchase accounting marks, was $30.0 million as of September 30, 2022.
In connection with the BMBC Merger, the Company assumed $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) which were issued by BMBC in an underwritten public offering on December 13, 2017. The 2027 Notes mature on December 15, 2027, and currently bear interest at an annual fixed rate of 4.25% until and including December 14, 2022, and will thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 2.05% until December 15, 2027, or any early redemption date. The carrying value of the 2027 Notes, inclusive of purchase accounting marks, was $70.1 million as of September 30, 2022.
Other Borrowed Funds
Included in other borrowed funds are collateralized borrowings of $35.7 million and $24.5 million at September 30, 2022 and December 31, 2021, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities.
Borrower in Custody
The Company had $217.0 million and $282.1 million of loans and securities pledged to the Federal Reserve of Philadelphia (FRB) at September 30, 2022 and December 31, 2021, respectively. The Company did not borrow funds from the FRB during the three and nine months ended September 30, 2022 or 2021.
13. INCOME TAXES
There were no unrecognized tax benefits as of September 30, 2022. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2018 through 2021 tax years are subject to examination as of September 30, 2022. The Company does not expect to record or realize any material unrecognized tax benefits during 2022.
The amortization of the low-income housing credit investments has been reflected as income tax expense of $1.2 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $3.6 million and $2.7 million of such amortization has been reflected as income tax expense for the nine months ended September 30, 2022 and 2021, respectively.
The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the nine months ended September 30, 2022 were $3.2 million, $3.6 million and $0.9 million, respectively. The carrying value of the investment in affordable housing credits is $52.0 million at September 30, 2022, compared to $39.6 million at December 31, 2021.

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

The following tables present financial instruments carried at fair value as of September 30, 2022 and December 31, 2021 by level in the valuation hierarchy (as described above):

	September 30, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$522,383	$—	$522,383
FNMA MBS	—	3,294,230	—	3,294,230
FHLMC MBS	—	123,017	—	123,017
GNMA MBS	—	36,737	—	36,737
GSE agency notes	—	177,248	—	177,248
Other assets	—	163,144	85	163,229
Total assets measured at fair value on a recurring basis	$—	$4,316,759	$85	$4,316,844

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$161,856	$17,579	$179,435

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$25,122	$25,122
Other real estate owned	—	—	840	840
Loans held for sale	—	61,671	—	61,671
Total assets measured at fair value on a nonrecurring basis	$—	$61,671	$25,962	$87,633

	December 31, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$575,766	$—	$575,766
FNMA MBS	—	4,245,684	—	4,245,684
FHLMC MBS	—	145,528	—	145,528
GNMA MBS	—	17,936	—	17,936
GSE agency notes	—	220,397	—	220,397
Other assets	—	5,153	—	5,153
Total assets measured at fair value on a recurring basis	$—	$5,210,464	$—	$5,210,464

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,039	$20,252	$23,291

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$10,518	$10,518
Other real estate owned	—	—	2,320	2,320
Loans held for sale	—	113,349	—	113,349
Total assets measured at fair value on a nonrecurring basis	$—	$113,349	$12,838	$126,187

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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $11.5 million at September 30, 2022 and $13.1 million at December 31, 2021, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

September 30, 2022
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$25,122	Observed market comparable transactions	Period of observed transactions	May 2022
Other real estate owned	840	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	85	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 250 bps LGD: 30%
Other liabilities (Risk participation agreements sold)	2	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	17,577	Discounted cash flow	Timing of Visa litigation resolution	1.00 - 6.00 years (3.75 years or 4Q 2025)

The book value and estimated fair value of the Company's financial instruments are as follows:

		September 30, 2022		December 31, 2021
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$1,031,391	$1,031,391	$1,532,939	$1,532,939
Investment securities available-for-sale	Level 2	4,153,615	4,153,615	5,205,311	5,205,311
Investment securities held-to-maturity, net	Level 2	1,121,895	1,041,163	90,642	94,131
Other investments	Level 3	25,122	25,122	10,518	10,518
Loans, held for sale	Level 2	61,671	61,671	113,349	113,349
Loans and leases, net(1)	Level 3	11,559,195	11,471,216	7,791,482	7,723,867
Stock in FHLB of Pittsburgh	Level 2	24,117	24,117	6,073	6,073
Accrued interest receivable	Level 2	63,393	63,393	41,596	41,596
Other assets	Level 2	163,229	163,229	5,153	5,153
Financial liabilities:
Deposits	Level 2	16,725,208	16,677,292	13,240,062	13,236,816
Borrowed funds	Level 2	374,367	347,388	239,477	225,119
Standby letters of credit	Level 3	596	596	674	674
Accrued interest payable	Level 2	5,568	5,568	736	736
Other liabilities	Levels 2, 3	179,435	179,435	23,291	23,291
 (1) Includes reverse mortgage loans.
At September 30, 2022 and December 31, 2021 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of September 30, 2022.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives not designated as hedging instruments:
Interest rate products	$1,658,840	Other assets	$161,476
Interest rate products	1,658,840	Other liabilities	(161,476)
Interest rate lock commitments with customers	52,653	Other assets	861
Interest rate lock commitments with customers	16,583	Other liabilities	(307)
Forward sale commitments	44,808	Other assets	767
Forward sale commitments	23,286	Other liabilities	(72)
FX forwards	849	Other assets	40
FX forwards	169	Other liabilities	(1)
Risk participation agreements sold	52,702	Other liabilities	(2)
Risk participation agreements purchased	75,344	Other assets	85
Financial derivatives related to sales of certain Visa Class B shares	113,177	Other liabilities	(17,577)
Total derivatives	$3,697,251		$(16,206)
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

Derivatives Designated as Hedging Instruments:
Cash Flow Hedges of Interest Rate Risk
In 2020, the Company terminated its three interest rate derivatives that were designated as cash flow hedges for a net gain of $1.3 million, recognized in accumulated other comprehensive income. The derivatives were used to hedge the variable cash flows associated with a variable rate loan pool. Hedge accounting was discontinued, and the net gain in accumulated comprehensive income is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continues to be probable, the $1.3 million net gain will be recognized into earnings on a straight-line basis over each derivative's original contract term. During the three and nine months ended September 30, 2022, less than $0.1 million and $0.2 million was reclassified into interest income. During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified as an increase to interest income.
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
At September 30, 2022 and December 31, 2021, there were 237 and 261 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $1.0 billion and $1.1 billion at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the swap transactions remaining maturities ranged from under 1 year to 13 years. At September 30, 2022, 5 of these customer swaps were in a paying position to third parties for $1.6 million, with our swap guarantees having a fair value of $11.5 million. At December 31, 2021, 193 of these customer swaps were in a paying position to third parties for $35.8 million, with the Company's swap guarantees having a fair value of $13.1 million. However, for both periods, none of the Company's customers were in default of the swap agreements.
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps with commercial loan customers wishing to manage interest rate risk. The Company then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of September 30, 2022, there were no fair value adjustments related to credit quality.
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

The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2022 and September 30, 2021.

	Amount of (Loss) or Gain Recognized in Income		Amount of (Loss) or Gain Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2022	2021	2022	2021
Interest rate lock commitments with customers	$(1,032)	$(814)	$(1,856)	$(4,901)	Mortgage banking activities, net
Forward sale commitments	1,097	(287)	5,120	$3,095	Mortgage banking activities, net
Total	$65	$(1,101)	$3,264	$(1,806)
Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of September 30, 2022, there were no fair value adjustments related to credit quality.
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
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $0.9 million in securities and $5.3 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements. If the Company had breached any of these provisions at September 30, 2022, it could have been required to settle its obligations under the agreements at the termination value.

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
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Bryn Mawr Trust® is our predominant Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. WSFS Wealth® Investments provides financial advisory services along with annuities and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. BMT-DE and Christiana Trust DE merged on April 1, 2022 under The Bryn Mawr Trust Company of Delaware name. BMT-DE provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Private Banking serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management businesses to provide comprehensive solutions to clients. BMTIA was a full-service insurance agency, through which the Bank offered insurance and related products and services to its customer base. This included casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals. The BMTIA business was sold to Patriot Growth Insurance Services, LLC in June 2022.

The following tables show segment results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$183,107	$—	$3,458	$186,565	$107,226	$—	$2,225	$109,451
Noninterest income	17,585	15,416	29,650	62,651	15,896	11,201	15,516	42,613
Total external customer revenues	200,692	15,416	33,108	249,216	123,122	11,201	17,741	152,064
Inter-segment revenues:
Interest income	4,570	416	13,658	18,644	893	236	3,033	4,162
Noninterest income	6,906	431	222	7,559	4,044	322	184	4,550
Total inter-segment revenues	11,476	847	13,880	26,203	4,937	558	3,217	8,712
Total revenue	212,168	16,263	46,988	275,419	128,059	11,759	20,958	160,776
External customer expenses:
Interest expense	8,923	—	811	9,734	4,808	—	152	4,960
Noninterest expenses	104,817	9,646	18,454	132,917	80,398	7,531	8,517	96,446
Provision for (recovery of) credit losses	7,463	—	(9)	7,454	(19,949)	—	(1,361)	(21,310)
Total external customer expenses	121,203	9,646	19,256	150,105	65,257	7,531	7,308	80,096
Inter-segment expenses:
Interest expense	14,074	3,414	1,156	18,644	3,269	245	648	4,162
Noninterest expenses	653	1,185	5,721	7,559	506	1,162	2,882	4,550
Total inter-segment expenses	14,727	4,599	6,877	26,203	3,775	1,407	3,530	8,712
Total expenses	135,930	14,245	26,133	176,308	69,032	8,938	10,838	88,808
Income before taxes	$76,238	$2,018	$20,855	$99,111	$59,027	$2,821	$10,120	$71,968
Income tax provision				25,767				17,516
Consolidated net income				73,344				54,452
Net (loss) income attributable to noncontrolling interest				(38)				46
Net income attributable to WSFS				$73,382				$54,406
Supplemental Information
Capital expenditures for the period ended	$3,213	$16	$—	$3,229	$1,717	$—	$—	$1,717

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$481,683	$—	$9,039	$490,722	$337,082	$—	$6,552	$343,634
Noninterest income	63,833	37,500	93,921	195,254	61,526	32,116	45,811	139,453
Total external customer revenues	545,516	37,500	102,960	685,976	398,608	32,116	52,363	483,087
Inter-segment revenues:
Interest income	7,720	1,148	27,865	36,733	2,579	833	8,759	12,171
Noninterest income	20,103	1,220	569	21,892	11,529	924	1,100	13,553
Total inter-segment revenues	27,823	2,368	28,434	58,625	14,108	1,757	9,859	25,724
Total revenue	573,339	39,868	131,394	744,601	412,716	33,873	62,222	508,811
External customer expenses:
Interest expense	20,475	—	1,243	21,718	17,695	—	514	18,209
Noninterest expenses	361,949	25,383	54,091	441,423	241,422	22,117	24,558	288,097
Provision for (recovery of) credit losses	34,647	—	46	34,693	(105,927)	—	(3,106)	(109,033)
Total external customer expenses	417,071	25,383	55,380	497,834	153,190	22,117	21,966	197,273
Inter-segment expenses:
Interest expense	29,013	4,896	2,824	36,733	9,592	632	1,947	12,171
Noninterest expenses	1,789	3,436	16,667	21,892	2,024	3,353	8,176	13,553
Total inter-segment expenses	30,802	8,332	19,491	58,625	11,616	3,985	10,123	25,724
Total expenses	447,873	33,715	74,871	556,459	164,806	26,102	32,089	222,997
Income before taxes	$125,466	$6,153	$56,523	$188,142	$247,910	$7,771	$30,133	$285,814
Income tax provision				49,929				70,610
Consolidated net income				138,213				215,204
Net income attributable to noncontrolling interest				287				49
Net income attributable to WSFS				$137,926				$215,155
Supplemental Information
Capital expenditures for the period ended	$7,649	$16	$—	$7,665	$4,722	$—	$—	$4,722

The following table shows significant components of segment net assets as of September 30, 2022 and December 31, 2021:

	September 30, 2022				December 31, 2021
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$436,447	$559,371	$35,573	$1,031,391	$1,039,046	$477,806	$16,087	$1,532,939
Goodwill	753,586	—	130,051	883,637	452,629	—	20,199	472,828
Other segment assets	17,718,878	6,603	344,878	18,070,359	13,481,370	6,785	283,405	13,771,560
Total segment assets	$18,908,911	$565,974	$510,502	$19,985,387	$14,973,045	$484,591	$319,691	$15,777,327

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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were two repurchases for $0.8 million during the nine months ended September 30, 2022 and no repurchases during the same period in 2021.
Unfunded Lending Commitments
At September 30, 2022 and December 31, 2021, the allowance for credit losses of unfunded lending commitments was $12.2 million and $7.4 million, respectively. A provision expense of $0.7 million and $0.6 million was recognized during the three and nine months ended September 30, 2022, respectively, compared to a provision release of $0.4 million and $0.5 million during the three and nine months ended September 30, 2021, respectively.

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

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, June 30, 2022	$(395,213)	$(119,649)	$(4,746)	$189	$541	$(518,878)
Other comprehensive (loss) income	(202,520)	(1)	(4)	—	25	(202,500)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	—	5,967	(27)	(41)	—	5,899
Net current-period other comprehensive (loss) income	(202,520)	5,966	(31)	(41)	25	(196,601)
Balance, September 30, 2022	$(597,733)	$(113,683)	$(4,777)	$148	$566	$(715,479)

Balance, June 30, 2021	$14,147	$232	$(4,828)	$423	$264	$10,238
Other comprehensive income (loss)	(25,639)	(1)	(8)	—	82	(25,566)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(28)	(15)	(113)	—	(158)
Net current-period other comprehensive income (loss)	(25,641)	(29)	(23)	(113)	82	(25,724)
Balance, September 30, 2021	$(11,494)	$203	$(4,851)	$310	$346	$(15,486)
(1)Cash flow hedges were terminated as of April 1, 2020

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, December 31, 2021	$(33,873)	$175	$(4,691)	$268	$353	$(37,768)
Other comprehensive (loss) income(2)	(563,860)	(119,769)	(4)	—	213	(683,420)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	—	5,911	(82)	(120)	—	5,709
Net current-period other comprehensive (loss) income	(563,860)	(113,858)	(86)	(120)	213	(677,711)
Balance, September 30, 2022	$(597,733)	$(113,683)	$(4,777)	$148	$566	$(715,479)

Balance, December 31, 2020	$59,882	$276	$(4,788)	$646	$(9)	$56,007
Other comprehensive income (loss)	(71,124)	1	(17)	—	355	(70,785)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(252)	(74)	(46)	(336)	—	(708)
Net current-period other comprehensive (loss) income	(71,376)	(73)	(63)	(336)	355	(71,493)
Balance, September 30, 2021	$(11,494)	$203	$(4,851)	$310	$346	$(15,486)
(1)Cash flow hedges were terminated as of April 1, 2020
(2)Includes $119.8 million, net of tax, of unrealized losses on transferred investment securities from available-for-sale to held-to-maturity.

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income as shown in the tables below:

	Three Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2022	2021
Securities available for sale:
Realized gains on securities transactions	$—	$(2)	Securities gains, net
Income taxes	—	—	Income tax provision
Net of tax	—	(2)
Net unrealized holding losses (gains) on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses (gains) to income during the period	7,851	(37)	Net interest income
Income taxes	(1,884)	9	Income tax provision
Net of tax	5,967	(28)
Amortization of defined benefit pension plan-related items:
Prior service credits	(19)	(22)
Actuarial (gains) losses	(17)	2
Total before tax	(36)	(20)	Salaries, benefits and other compensation
Income taxes	9	5	Income tax provision
Net of tax	(27)	(15)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	(54)	(149)	Interest and fees on loans and leases
Income taxes	13	36	Income tax provision
Net of tax	(41)	(113)
Total reclassifications	$5,899	$(158)

	Nine Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Operations
	2022	2021
Securities available-for-sale:
Realized gains on securities transactions	$—	$(331)	Securities gains, net
Income taxes	—	79	Income tax provision
Net of tax	—	(252)
Net unrealized holding losses (gains) on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses (gains) to income during the period	7,777	(97)	Net interest income
Income taxes	(1,866)	23	Income tax provision
Net of tax	5,911	(74)
Amortization of defined benefit pension plan-related items:
Prior service credits	(57)	(66)
Actuarial losses (gains)	(51)	5
Total before tax	(108)	(61)	Salaries, benefits and other compensation
Income taxes	26	15	Income tax provision
Net of tax	(82)	(46)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	(158)	(442)	Interest and fees on loans and leases
Income taxes	38	106	Income tax provision
Net of tax	(120)	(336)
Total reclassifications	$5,709	$(708)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $20.0 billion in assets and $61.4 billion in assets under management (AUM) and assets under administration (AUA) at September 30, 2022, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 190 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, enriching the communities we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
As of September 30, 2022, we had seven consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), WSFS SPE Services, LLC, The Bryn Mawr Trust Company of Delaware (BMT-DE), and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
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
On April 1, 2022, WSFS completed the merger of Christiana Trust Company of Delaware® and BMT-DE. The combined organization will retain and operate under The Bryn Mawr Trust Company of Delaware name. Additionally on April 1, 2022, Bryn Mawr Equipment Finance, Inc. merged with and into BEFC. On April 29, 2022, the portfolio of KCMI Capital, Inc. (KCMI), a specialized commercial lending unit acquired in the BMBC merger and not core to our overall lending strategy, was sold at par value for $55.5 million. Finally, on June 30, 2022, the business of BMT Insurance Advisors (BMTIA), was sold to Patriot Growth Services, LLC.
Our banking business had a total loan and lease portfolio of $11.7 billion as of September 30, 2022, which was funded primarily through commercial relationships and retail and customer generated deposits. We have built a $9.3 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide, and manages approximately $1.7 billion in total cash and services approximately 27,000 non-bank ATMs and 7,300 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports over 600 branded ATMs for WSFS Bank Customers, which is one of the largest branded ATM networks in our market.

Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients through multiple integrated businesses. Combined, these businesses had $61.4 billion of AUM and AUA at September 30, 2022. Bryn Mawr Trust® is our predominant Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. WSFS Wealth® Investments provides financial advisory services along with annuities and brokerage products. Cypress, a registered investment adviser, is a fee-only wealth management firm managing a “balanced” investment style portfolio focused on preservation of capital and generating current income. West Capital, a registered investment adviser, is a fee-only wealth management firm operating under a multi-family office philosophy to provide customized solutions to institutions and high-net-worth individuals. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. BMT-DE provides personal trust and fiduciary services to families and individuals across the U.S. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. WSFS Wealth Private Banking serves high-net-worth clients by delivering credit and deposit products and partnering with other Wealth Management businesses to provide comprehensive solutions to clients. As of September 30, 2022, we service our customers primarily from 119 offices located in Pennsylvania (61), Delaware (39), New Jersey, (17), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile app.
Highlights and Other Notables Items for Three and Nine Months Ended September 30, 2022
•Three Months Ended September 30, 2022
◦WSFS repurchased 1,664,550 shares of common stock under the Company's share repurchase program at an average price of $48.66 per share, for an aggregate purchase price of $81.0 million.
◦The Board of Directors approved a $0.15 per share quarterly dividend.
◦The allowance for credit losses (ACL) on loans and leases increased $4.2 million, due to loan growth and the impact from the economic forecast, partially offset by upgrades to criticized and classified loans.
◦Valuation adjustment of $1.8 million related to our derivative liability established from the sale of 360,000 Visa Class B shares in 2Q 2020.
◦Net corporate development and restructuring expenses of $2.6 million primarily related to the BMBC Merger.
•Nine Months Ended September 30, 2022
◦We successfully closed the BMBC Merger on January 1, 2022. The total value of consideration paid of $908.0 million and $497.2 million in net assets acquired resulted in $410.8 million of goodwill recognized, as adjusted.
◦The BMBC Merger initially added $3.5 billion of net loans and leases, $4.1 billion of deposits, and $23.6 billion of AUM and AUA.
◦We recorded $41.7 million of corporate development expenses and $22.8 million of restructuring expenses during the nine months ended September 30, 2022, primarily related to the BMBC Merger.
◦During the nine months ended September 30, 2022, the ACL increased $51.7 million, primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger. The initial $49.6 million ACL recorded includes $23.5 million related to non-purchase credit deteriorated (PCD) loans, or the initial provision for credit loss recorded, and $26.1 million related to PCD loans, which did not have an initial income statement impact, but adjusted the amortized cost basis of the loans at acquisition (i.e., a balance sheet gross-up).
◦$1.1 billion of available-for-sale ("AFS") mortgage-backed securities ("MBS"), or 19% of the AFS portfolio, were designated as held-to-maturity ("HTM") to limit the capital impact from the rising interest rate environment.
◦KCMI loan portfolio was sold at par value for $55.5 million.
◦The business of BMTIA was sold to Patriot Growth Insurance Services, LLC.
◦During the nine months ended September 30, 2022, WSFS repurchased 3,789,137 shares of common stock under the Company's share repurchase program at an average price of $46.68 per share, for an aggregate purchase price of $176.9 million.

FINANCIAL CONDITION
Total assets increased $4.2 billion to $20.0 billion at September 30, 2022 compared to December 31, 2021. This increase is primarily comprised of the following:
•Net loans and leases, excluding loans held for sale, increased $3.8 billion primarily driven by the $3.5 billion of loans and leases acquired in the BMBC Merger partially offset by the initial $49.6 million ACL recorded in connection with the BMBC Merger.
•Goodwill and intangible assets increased $410.8 million and $58.4 million, respectively, primarily due to the BMBC Merger. See Notes 3 and 10 to the unaudited Consolidated Financial Statements for additional information.
•Other assets increased $392.3 million primarily due to a $214.0 million increase on our tax asset related to unrealized losses on AFS securities and $153.6 million of BMT acquired assets.
•Total cash and cash equivalents decreased $501.5 million, primarily due to decreased deposits and increased lending activity, offset by $573.8 million acquired in the BMBC Merger.
•Loans held for sale decreased $51.7 million during the nine months ended September 30, 2022 driven by a combination of lower origination volume and higher loans sales in our mortgage banking business during the nine months ended September 30, 2022.
•Total investment securities decreased $20.4 million:
◦Investment securities, held-to-maturity increased $1.0 billion primarily due to the designation of $1.1 billion (book value) of AFS MBS to HTM to limit the capital impact from the rising interest rate environment.
◦Investment securities, available-for-sale decreased $1.1 billion during the nine months ended September 30, 2022, primarily due to the designation of AFS MBS to HTM as mentioned above, repayments of $911.1 million and decreased market values on available-for-sale securities of $741.9 million. These decreases were partially offset by $1.2 billion in purchases and $500.4 million acquired in the BMBC merger.
Total liabilities increased $4.0 billion to $17.9 billion at September 30, 2022 compared to December 31, 2021. This increase is primarily comprised of the following:
•Total deposits increased $3.5 billion, primarily driven by $4.1 billion of deposits assumed in the BMBC Merger, partially offset by declines due to a reduction in customer balances spread across most business lines.
•Other liabilities increased $419.4 million primarily due to a net increase of $323.4 million in collateral held on derivatives and derivative liabilities driven by rising interest rates and $124.6 million of BMT acquired liabilities, partially offset by $34.5 million lower accrued expenses reflecting the timing of settlement for debt security trades.
•Senior and subordinated debt increased $100.3 million due to the addition of subordinated notes assumed in the BMBC Merger.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited)."

Loans and Leases
The following table shows the remaining contractual maturity and rate sensitivity of the loan portfolio by loan category as of September 30, 2022. Loans may be pre-paid, so the actual maturity may differ from the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the "Less than One Year" category.

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial and industrial(1)
Interest rate:
Fixed	$15,475	$495,658	$197,630	$43,797	$752,560
Adjustable	184,329	1,167,164	467,945	62,788	1,882,226
Total	$199,804	$1,662,822	$665,575	$106,585	$2,634,786
Owner-occupied commercial
Interest rate:
Fixed	$25,640	$389,029	$421,245	$181,722	$1,017,636
Adjustable	30,759	254,097	421,692	64,407	770,955
Total	$56,399	$643,126	$842,937	$246,129	$1,788,591
Commercial mortgages
Interest rate:
Fixed	$64,581	$802,113	$423,043	$161,740	$1,451,477
Adjustable	61,080	651,929	1,032,873	83,020	1,828,902
Total	$125,661	$1,454,042	$1,455,916	$244,760	$3,280,379
Construction
Interest rate:
Fixed	$1,155	$34,486	$38,734	$6,216	$80,591
Adjustable	177,825	530,558	232,429	6,800	947,612
Total	$178,980	$565,044	$271,163	$13,016	$1,028,203
Commercial small business leases
Interest rate:
Fixed	$5,205	$469,546	$59,941	$—	$534,692
Adjustable	—	—	—	—	—
Total	$5,205	$469,546	$59,941	$—	$534,692
Residential(2)
Interest rate:
Fixed	$7,582	$25,044	$117,753	$471,941	$622,320
Adjustable(3)	—	427	27,236	108,610	136,273
Total	$7,582	$25,471	$144,989	$580,551	$758,593
Consumer
Interest rate:
Fixed	$247	$350,159	$387,132	$379,972	$1,117,510
Adjustable	4,282	74,580	30,370	450,386	559,618
Total	$4,529	$424,739	$417,502	$830,358	$1,677,128
Total loans and leases	$578,160	$5,244,790	$3,858,023	$2,021,399	$11,702,372
(1) Includes $4.2 million of PPP loans.
(2) Excludes reverse mortgages at fair value of $3.0 million.
(3) Includes hybrid adjustable-rate mortgages.

Deposits
The following table shows the maturities of certificates of deposit of $250,000 or more as of September 30, 2022:

(Dollars in thousands)
Maturity Period	September 30, 2022
Less than 3 months	$60,704
Over 3 months to 6 months	17,287
Over 6 months to 12 months	48,388
Over 12 months	41,338
Total	$167,717
The estimated amount of total uninsured deposits as of September 30, 2022 was $10.3 billion as compared to $7.5 billion at December 31, 2021.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS increased $164.5 million between December 31, 2021 and September 30, 2022. This increase was primarily due to $908.0 million of WSFS common shares issued in connection with the BMBC Merger and $137.9 million of earnings, offset by a decrease of $677.7 million in accumulated other comprehensive income from market value decreases on investment securities resulting from the current rising interest rate environment, $176.9 million from the repurchase of shares of common stock under our stock repurchase plan, and the payment of dividends on our common stock of $26.5 million.
During the third quarter of 2022, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock. This dividend will be paid on November 18, 2022 to stockholders of record as of November 4, 2022.
Book value per share of common stock was $33.96 at September 30, 2022, a decrease of $6.77 from $40.73 at December 31, 2021. Tangible book value per share of common stock (a non-GAAP financial measure) was $17.55 at September 30, 2022, a decrease of $11.69 from $29.24 at December 31, 2021. These decreases are primarily due to increases in our outstanding shares, goodwill, and intangible assets as a result of the BMBC Merger. We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of September 30, 2022:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,064,364	13.34%	$1,238,255	8.00%	$1,547,819	10.00%
WSFS Financial Corporation	2,163,310	13.94	1,241,408	8.00	1,551,760	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,915,598	12.38	928,691	6.00	1,238,255	8.00
WSFS Financial Corporation	1,844,792	11.89	931,056	6.00	1,241,408	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	1,915,598	12.38	696,518	4.50	1,006,082	6.50
WSFS Financial Corporation	1,844,792	11.89	698,292	4.50	1,008,644	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,915,598	9.76	784,766	4.00	980,957	5.00
WSFS Financial Corporation	1,844,792	9.39	785,658	4.00	982,073	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of September 30, 2022, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, WSFS separately held $239.4 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
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
As of September 30, 2022, the Corporation has $1.0 billion in cash, cash equivalents, and restricted cash. Additionally, the maximum borrowing capacity with the FHLB was $4.9 billion with an unused borrowing availability of $4.9 billion. Borrowing availability at the Federal Reserve Discount Window was $213.3 million, and borrowing availability through the overnight fed funds lines totaled $1.3 billion.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At September 30, 2022, we had $245.4 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 39 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases see Note 9 to the unaudited Consolidated Financial Statements. At September 30, 2022, we had no FHLB advances, and obligations for principal payments on long-term debt included $67.0 million for our trust preferred borrowings, due June 1, 2035, and $150.0 million for our senior debt, due December 15, 2030. In connection with the BMBC Merger, we assumed debt in the form of $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 and $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027. We also acquired Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the Trusts), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $774.0 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Company’s Consolidated Financial Statements. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures owed to the Trusts with a carrying value of $11.7 million each, totaling $23.4 million. The Company records its investments in the Trusts’ common securities of $387.0 thousand each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.
We are also contractually obligated to make interest payments on our long-term debt through their respective maturities. For additional information regarding long-term debt, see Note 12 to the unaudited Consolidated Financial Statements. At September 30, 2022, the Company had total commitments to extend credit of $3.6 billion, which are generally one year commitments.
In 2022, we plan to invest approximately $13.0 million in our Delivery Transformation initiative to increase adoption and usage of digital channels aligned with our strategy. Our organization is committed to product and service innovation as a means to drive growth and to stay ahead of changing customer demands and emerging competition. We are focused on developing and maintaining a strong “culture of innovation” that solicits, captures, prioritizes and executes innovation initiatives, including feedback from our customers, as well as leveraging technology from product creation to process improvement.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccruing loans:
Commercial and industrial	$4,837	$8,211
Owner-occupied commercial	339	811
Commercial mortgages	5,060	2,070
Construction	5,158	12
Residential	2,023	3,125
Consumer	1,952	2,380
Total nonaccruing loans	19,369	16,609
Other real estate owned	840	2,320
Restructured loans(1)(6)	17,108	14,204
Total nonperforming assets	$37,317	$33,133
Past due loans:
Commercial	$10,351	$1,357
Residential	1,094	—
Consumer (2)	13,309	8,634
Total past due loans	$24,754	$9,991
Ratio of allowance for credit losses to total loans and leases(3)	1.14%	1.19%
Ratio of nonaccruing loans to total gross loans and leases(4)	0.17	0.21
Ratio of nonperforming assets to total assets	0.19	0.21
Ratio of allowance for credit losses to nonaccruing loans	755	569
Ratio of allowance for credit losses to total nonperforming assets(5)	392	285
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
Nonperforming assets increased $4.2 million between December 31, 2021 and September 30, 2022. This increase was primarily due to the transfer in of one commercial relationship totaling $5.5 million and one CRE relationship totaling $2.6 million during the period. These inflows were partially offset by a partial charge-off on the CRE relationship of $0.5 million, several smaller payoffs and the continued collection of principal payments on the majority of these loans. The ratio of nonperforming assets to total assets decreased from 0.21% at December 31, 2021 to 0.19% at September 30, 2022.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Beginning balance	$33,133	$60,508
Additions	24,513	42,159
Collections	(15,909)	(29,669)
Transfers to accrual	(922)	(494)
Charge-offs	(3,498)	(20,674)
Ending balance	$37,317	$51,830
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

INTEREST RATE SENSITIVITY
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. In response to the economic and financial effects of COVID-19, the FOMC reduced interest rates through 2020 and 2021 and instituted quantitative easing measures as well as domestic and global capital market support programs. The FOMC raised the federal funds target rate six times in 2022 for a total of 375 basis points, and has suggested it may continue raising interest rates further in 2022. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At September 30, 2022, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $1.8 billion. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 125.53% at September 30, 2022 compared with 120.40% at December 31, 2021. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 8.82% at September 30, 2022 compared with 7.28% at December 31, 2021.
The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at September 30, 2022 are shown in the following table:

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Interest-rate sensitive assets:
Loans:
Commercial loans and leases(2)	$4,377,434	$1,383,350	$309,062	$9,782	$6,079,628
Commercial mortgage loans(2)	2,289,686	812,905	186,985	4,379	3,293,955
Residential(1)(2)	161,847	280,689	264,627	81,090	788,253
Consumer(2)	902,140	552,287	184,645	3,846	1,642,918
Loans held for sale(2)	63,564	1,671	2,274	1,500	69,009
Investment securities, available-for-sale	760,150	2,058,029	2,132,124	194,734	5,145,037
Investment securities, held-to-maturity	91,667	333,596	528,240	168,402	1,121,905
Other interest-earning assets	24,117	—	—	—	24,117
Total interest-rate sensitive assets:	$8,670,605	$5,422,527	$3,607,957	$463,733	$18,164,822
Interest-rate sensitive liabilities:
Interest-bearing deposits:
Interest-bearing demand	$1,730,882	$—	$—	$—	$1,730,882
Savings	1,270,812	—	—	—	1,270,812
Money market	2,911,497	—	—	—	2,911,497
Customer time deposits	747,654	311,708	2,029	—	1,061,391
Trust preferred borrowings	90,393	—	—	—	90,393
Senior and subordinated debt	100,143	148,112	—	—	248,255
Other borrowed funds	55,893	—	—	—	55,893
Total interest-rate sensitive liabilities:	$6,907,274	$459,820	$2,029	$—	$7,369,123
Excess of interest-rate sensitive assets over interest-rate liabilities (interest-rate sensitive gap)	$1,763,331	$4,962,707	$3,605,928	$463,733	$10,795,699
One-year interest-rate sensitive assets/interest-rate sensitive liabilities	125.53%
One-year interest-rate sensitive gap as a percent of total assets	8.82%
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	20.4%	29.53%	25.1%	24.27%
+200	13.5%	28.36%	16.6%	23.07%
+100	6.8%	27.08%	8.2%	21.76%
+50	3.4%	25.60%	4.1%	20.33%
+25	1.7%	25.38%	2.0%	20.05%
—	—%	25.14%	—%	19.73%
-25	(1.8)%	24.88%	(1.4)%	19.28%
-50	(3.7)%	24.57%	(2.2)%	18.72%
-100	(7.7)%	23.85%	(3.8)%	17.36%
'-200(3)	(15.9)%	22.08%	NMF	NMF
'-300(4)	NMF	NMF	NMF	NMF
(1)The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)The economic value of equity ratio in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)At December 31, 2021, sensitivity indicated by a decrease of 200 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates in the period.
(4)Sensitivity indicated by a decrease of 300 basis points is not deemed meaningful (NMF) given the low absolute level of interest rates in the periods presented.
We also engage in other business activities that are sensitive to changes in interest rates. For example, mortgage banking revenues and expenses can fluctuate with changing interest rates. These fluctuations are difficult to model and estimate.

RESULTS OF OPERATIONS
Three months ended September 30, 2022: Net income for the three months ended September 30, 2022 was $73.4 million, compared to $54.4 million for the three months ended September 30, 2021.
•Net interest income increased $72.3 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase from the balance sheet size and mix from the BMBC Merger and the rising interest rate environment, offset by lower purchase accounting accretion and the impact of PPP loans. See “Net Interest Income” for further information.
•Our provision for credit losses for the three months ended September 30, 2022 increased $28.8 million compared to the three months ended September 30, 2021, primarily due to the release of ACL reserves that occurred in 2021 as a result of positive economic forecasts following the impact of the COVID-19 pandemic. See “Allowance for Credit Losses” for further information.
•Noninterest income for the three months ended September 30, 2022 increased $20.0 million compared to the three months ended September 30, 2021, due to increased Wealth Management revenue that is primarily attributable to the BMBC Merger, higher other banking fees, Cash Connect®, and capital markets income, partially offset by a decline in our mortgage banking business. See “Noninterest Income” for further information.
•Noninterest expense increased $36.5 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to higher costs after the BMBC Merger. These increases include salaries and benefits and variable operating costs. See “Noninterest Expense” for further information.
•Income tax provision for the three months ended September 30, 2022 increased $8.3 million compared to the three months ended September 30, 2021, primarily due to the $27.1 million increase in pre-tax income.
Nine months ended September 30, 2022: Net income for the nine months ended September 30, 2022 was $137.9 million, compared to $215.2 million for the nine months ended September 30, 2021.
•Net interest income increased $143.6 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the reasons described above. See “Net Interest Income” for further information.
•Our provision for credit losses for the nine months ended September 30, 2022 increased $143.7 million compared to the nine months ended September 30, 2021, due to the reasons described above and the initial provision for credit losses of $23.5 million recorded in connection with the BMBC Merger. See “Allowance for Credit Losses” for further information.
•Noninterest income for the nine months ended September 30, 2022 increased $55.8 million compared to the nine months ended September 30, 2021, primarily due to the reasons described above. See “Noninterest Income” for further information.
•Noninterest expense increased $153.3 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to the reasons described above, including increases in net corporate development and restructuring costs, salaries and benefits, and variable operating costs. See “Noninterest Expense” for further information.
•Income tax provision for the nine months ended September 30, 2022 decreased $20.7 million compared to the nine months ended September 30, 2021, primarily due to the $97.7 million decrease in pre-tax income.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$4,895,972	$67,060	5.45%	$3,623,187	$43,335	4.75%
Commercial real estate loans	4,262,599	53,096	4.94	2,788,963	28,454	4.05
Residential loans	769,151	8,379	4.36	601,998	9,245	6.14
Consumer loans	1,594,673	23,384	5.82	1,109,188	11,639	4.16
Loans held for sale	66,103	968	5.81	90,635	787	3.44
Total loans and leases	11,588,498	152,887	5.24	8,213,971	93,460	4.52
Mortgage-backed securities(3)	5,243,169	28,338	2.16	3,397,297	13,947	1.64
Investment securities(3)	361,113	1,981	2.57	319,226	1,353	1.89
Other interest-earning assets	460,124	3,359	2.90	1,697,840	691	0.16
Total interest-earning assets	$17,652,904	$186,565	4.21%	$13,628,334	$109,451	3.19%
Allowance for credit losses	(143,943)			(125,830)
Cash and due from banks	242,734			145,547
Cash in non-owned ATMs	603,780			481,755
Bank-owned life insurance	100,863			33,349
Other noninterest-earning assets	1,779,411			974,417
Total assets	$20,235,749			$15,137,572
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$3,370,158	$2,179	0.26%	$2,698,391	$573	0.08%
Savings	2,287,227	185	0.03	1,931,433	139	0.03
Money market	3,833,113	2,907	0.30	2,761,222	780	0.11
Customer time deposits	1,083,290	1,230	0.45	1,045,746	1,646	0.62
Total interest-bearing customer deposits	10,573,788	6,501	0.24	8,436,792	3,138	0.15
Brokered deposits	24,184	142	2.33	58,645	412	2.79
Total interest-bearing deposits	10,597,972	6,643	0.25	8,495,437	3,550	0.17
Federal Home Loan Bank advances	4,979	42	3.35	—	—	—
Trust preferred borrowings	90,361	951	4.18	67,011	316	1.87
Senior and subordinated debt	248,332	2,061	3.32	147,730	1,089	2.95
Other borrowed funds(4)	39,745	37	0.37	23,324	5	0.09
Total interest-bearing liabilities	$10,981,389	$9,734	0.35%	$8,733,502	$4,960	0.23%
Noninterest-bearing demand deposits	6,319,755			4,177,984
Other noninterest-bearing liabilities	589,817			320,421
Stockholders’ equity	2,347,178			1,907,868
Noncontrolling interest	(2,390)			(2,203)
Total liabilities and stockholders’ equity	$20,235,749			$15,137,572
Excess of interest-earning assets over interest-bearing liabilities	$6,671,515			$4,894,832
Net interest income		$176,831			$104,491
Interest rate spread			3.86%			2.96%
Net interest margin			3.99%			3.05%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

	Nine months ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$4,860,079	$176,476	4.87%	$3,885,392	$141,994	4.89%
Commercial real estate loans	4,263,906	137,183	4.30	2,794,540	85,922	4.11
Residential loans	799,980	26,810	4.47	660,858	33,380	6.73
Consumer loans	1,472,878	57,900	5.26	1,130,554	36,425	4.31
Loans held for sale	69,068	2,741	5.31	127,535	3,236	3.39
Total loans and leases	11,465,911	401,110	4.68	8,598,879	300,957	4.68
Mortgage-backed securities(3)	5,253,248	78,828	2.00	2,964,437	37,157	1.67
Investment securities	325,960	4,642	2.21	324,620	4,185	1.95
Other interest-earning assets	1,124,922	6,142	0.73	1,407,422	1,335	0.13
Total interest-earning assets	$18,170,041	$490,722	3.62%	$13,295,358	$343,634	3.46%
Allowance for credit losses	(138,532)			(181,947)
Cash and due from banks	240,421			145,571
Cash in non-owned ATMs	560,202			448,244
Bank-owned life insurance	100,659			32,615
Other noninterest-earning assets	1,728,847			990,187
Total assets	$20,661,638			$14,730,028
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$3,384,443	$3,701	0.15%	$2,610,795	$1,722	0.09%
Savings	2,276,861	506	0.03	1,895,221	438	0.03
Money market	3,969,219	5,063	0.17	2,733,068	2,435	0.12
Customer time deposits	1,132,489	3,826	0.45	1,080,149	5,865	0.73
Total interest-bearing customer deposits	10,763,012	13,096	0.16	8,319,233	10,460	0.17
Brokered deposits	40,866	441	1.44	86,050	1,364	2.12
Total interest-bearing deposits	10,803,878	13,537	0.17	8,405,283	11,824	0.19
Federal Home Loan Bank advances	1,678	42	3.35	243	5	2.63
Trust preferred borrowings	90,313	2,146	3.18	67,011	957	1.91
Senior debt	248,448	5,939	3.19	207,186	5,408	3.48
Other borrowed funds(4)	36,401	54	0.20	21,561	15	0.09
Total interest-bearing liabilities	$11,180,718	$21,718	0.26%	$8,701,284	$18,209	0.28%
Noninterest-bearing demand deposits	6,466,720			3,879,948
Other noninterest-bearing liabilities	526,945			324,011
Stockholders’ equity	2,489,860			1,827,007
Noncontrolling interest	(2,605)			(2,222)
Total liabilities and stockholders’ equity	$20,661,638			$14,730,028
Excess of interest-earning assets over interest-bearing liabilities	$6,989,323			$4,594,074
Net interest and dividend income		$469,004			$325,425
Interest rate spread			3.36%			3.18%
Net interest margin			3.46%			3.28%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

Three months ended September 30, 2022: During the three months ended September 30, 2022, net interest income increased $72.3 million from the three months ended September 30, 2021 primarily due to a $74.6 million increase from the balance sheet size and mix from the BMBC Merger and the rising interest rate environment, offset by $2.6 million from the impact of PPP loans and a $2.2 million decrease in purchase accounting accretion. Net interest margin was 3.99% for the third quarter of 2022, a 94 basis point increase compared to 3.05% for the third quarter of 2021 due to a favorable increase of 70 basis points from rising interest rate environment and 38 basis points from the balance sheet size and mix, offset by reductions of 9 basis points from lower purchase accounting accretion and 5 basis points from PPP loans.
Nine months ended September 30, 2022: During the nine months ended September 30, 2022, net interest income increased $143.6 million from the nine months ended September 30, 2021. This increase included $174.0 million from balance sheet size and mix from the BMBC Merger and the rising interest rate environment, partially offset by $17.7 million of PPP income recognized during the nine months ended September 30, 2021 and a $12.7 million decrease in purchase accounting accretion. Net interest margin was 3.46% for the nine months ended September 30, 2022, an 18 basis point increase compared to 3.28% for the nine months ended September 30, 2021 reflecting a 42 basis point increase due to balance sheet size and mix and the rising interest rate environment, partially offset by a 16 basis points decrease from lower purchase accounting accretion and 8 basis points from PPP loans.
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

Nine Months Ended September 30,	2022 vs. 2021
(Dollars in thousands)	Volume	Yield/Rate	Net
Interest Income:
Loans:
Commercial loans and leases(1)	$35,458	$(976)	$34,482
Commercial mortgage loans	47,118	4,143	51,261
Residential	8,978	(15,548)	(6,570)
Consumer	12,428	9,047	21,475
Loans held for sale	(2,412)	1,917	(495)
Mortgage-backed securities	33,179	8,492	41,671
Investment securities(2)	14	443	457
Other interest-earning assets	(503)	5,310	4,807
Favorable (unfavorable)	134,260	12,828	147,088
Interest expense:
Deposits:
Interest-bearing demand	609	1,370	1,979
Money market	1,367	1,261	2,628
Savings	68	—	68
Customer time deposits	450	(2,489)	(2,039)
Brokered certificates of deposits	(573)	(350)	(923)
FHLB advances	36	2	38
Trust preferred borrowings	408	781	1,189
Senior and subordinated debt	1,222	(691)	531
Other borrowed funds	14	25	39
Unfavorable (favorable)	3,601	(91)	3,510
Net change, as reported	$130,659	$12,919	$143,578
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
During the three months ended September 30, 2022, we recorded a provision for credit losses of $7.5 million, a net change of $28.8 million, as compared with the recovery of credit losses of $21.3 million for the three months ended September 30, 2021. The increase is primarily due to the release of ACL reserves in 2021 from positive economic forecasts following the impact of the COVID-19 pandemic.
During the nine months ended September 30, 2022, we recorded a provision for credit losses of $34.7 million, a net change of $143.7 million, as compared with the recovery of credit losses of $109.0 million for the nine months ended September 30, 2021. The increase was primarily due to the reasons described above and the initial provision for credit losses of $23.5 million recorded in connection with the BMBC Merger.
The allowance for credit losses increased to $146.2 million at September 30, 2022 from $94.5 million at December 31, 2021. The increase was primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger. The initial $49.6 million ACL recorded includes $23.5 million related to non-PCD loans, or the initial provision for credit loss recorded, and $26.1 million related to PCD loans, which does not have an initial income statement impact, but adjusts the amortized cost basis of the loans at acquisition (i.e., a balance sheet gross-up). The ratio of allowance for credit losses to total loans and leases was 1.14% at September 30, 2022 and 1.19% at December 31, 2021.
The following tables detail the allocation of the ACL and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of September 30, 2022
Allowance for credit losses	$59,884	$6,003	$21,534	$6,499	$4,818	$47,457	$146,195
% of ACL to total ACL	41%	5%	15%	4%	3%	32%	100%
Loan portfolio balance	$3,169,478	$1,788,591	$3,280,379	$1,028,203	$758,593	$1,677,128	$11,702,372
% to total loans and leases	27%	15%	28%	9%	7%	14%	100%
Three months ended September 30, 2022
Charge-offs	$5,120	$—	$544	$—	$—	$1,834	$7,498
Recoveries	3,194	4	101	653	207	114	4,273
Net charge-offs (recoveries)	$1,926	$(4)	$443	$(653)	$(207)	$1,720	$3,225
Average loan balance	$3,098,451	$1,797,521	$3,294,284	$968,315	$766,320	$1,594,674	$11,519,565
Ratio of net charge-offs (recoveries) to average gross loans	0.25%	NMF	0.05%	(0.27)%	(0.11)%	0.43%	0.11%
Nine months ended September 30, 2022
Charge-offs	$11,308	$179	$581	$—	$186	$4,062	$16,316
Recoveries	4,667	271	223	653	737	663	7,214
Net charge-offs (recoveries)	$6,641	$(92)	$358	$(653)	$(551)	$3,399	$9,102
Average loan balance	$3,017,771	$1,842,307	$3,332,108	$931,799	$796,323	$1,472,879	$11,393,186
Ratio	0.29%	(0.01)%	0.01%	(0.09)%	(0.09)%	0.31%	0.11%
(1)Includes commercial small business leases and PPP loans.
(2)Excludes reverse mortgages.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of December 31, 2021
Allowance for credit losses	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
% of ACL to total ACL	53%	5%	12%	2%	4%	24%	100%
Loan portfolio balance	$2,270,319	$1,341,707	$1,881,510	$687,213	$542,733	$1,158,573	$7,882,055
% to total loans and leases	28%	17%	24%	9%	7%	15%	100%
Year ended December 31, 2021
Charge-offs	$23,592	$83	$73	$2,473	$—	$2,094	$28,315
Recoveries	8,756	160	269	—	789	1,131	11,105
Net charge-offs (recoveries)	$14,836	$(77)	$(196)	$2,473	$(789)	$963	$17,210
Average loan balance	$2,463,933	$1,337,883	$1,994,995	$775,246	$628,411	$1,134,569	$8,335,037
Ratio of net charge-offs (recoveries) to average gross loans	0.60%	(0.01)%	(0.01)%	0.32%	(0.13)%	0.08%	0.21%
(1)Includes commercial small business leases and PPP loans.
(2)Excludes reverse mortgages.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 8 to the unaudited Consolidated Financial Statements and Nonperforming Assets above for further information.
Noninterest Income
Three months ended September 30, 2022: During the three months ended September 30, 2022, noninterest income was $62.7 million, an increase of $20.0 million from $42.6 million during the three months ended September 30, 2021. The increase was driven by a $14.2 million increase in Wealth Management revenue, of which $12.3 million was attributable to the combination with Bryn Mawr Trust. In addition, year-over-year increase included $6.5 million of other banking fees, including fees associated with our consumer lending partnerships, gain on sale of SBA loans and traditional bank service fees, $4.2 million in Cash Connect®, and $0.8 million in capital markets income. Partially offsetting the increase was a $4.2 million decline in mortgage banking fees primarily resulting from the decline in refinancing originations compared to the historically higher levels in 3Q 2021.
Nine months ended September 30, 2022: During the nine months ended September 30, 2022, noninterest income was $195.3 million, an increase of $55.8 million from $139.5 million during the nine months ended September 30, 2021. This increase reflects a $48.3 million increase in Wealth Management revenue, of which $42.1 million was attributable to the combination with Bryn Mawr Trust, $12.1 million in other banking fees as described above, $5.8 million in capital markets income, and $5.4 million from Cash Connect®, partially offset by a $12.2 million decrease in mortgage banking activities as described above.
For further information, see Note 4 to the unaudited Consolidated Financial Statements.
Noninterest Expense
Three months ended September 30, 2022: During the three month ended September 30, 2022, noninterest expense was $132.9 million, an increase of $36.5 million from $96.4 million for the three months ended September 30, 2021. The increase was primarily due to higher costs after the BMBC Merger. These higher costs included $19.0 million in salaries and benefits and $8.7 million of higher variable operating costs, including $2.1 million from Cash Connect®.
Nine months ended September 30, 2022: During the nine months ended September 30, 2022, noninterest expense was $441.4 million, an increase of $153.3 million from $288.1 million for the nine months ended September 30, 2021. The increase is due to the same reasons described above, which included net corporate development and restructuring costs of $58.2 million, salaries and benefits of $52.5 million, and higher variable operating costs of $27.7 million.

Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $25.8 million and $49.9 million during the three and nine months ended September 30, 2022 compared to income tax expense of $17.5 million and $70.6 million for the same period in 2021.
Our effective tax rate was 26.0% and 26.5% for the three and nine months ended September 30, 2022 compared to 24.3% and 24.7% for the same period in 2021. The effective tax rate for both the three and nine months ended September 30, 2022 increased primarily due to higher state tax expense resulting from the acquisition of BMT. In addition, we recognized $0.4 million of tax expense related to nondeductible acquisition costs during the nine months ended September 30, 2022 combined with $1.9 million of tax expense related to nondeductible costs incurred from the sale of the BMTIA business during 2022.
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

(Dollars and share amounts in thousands, except per share amounts)	September 30, 2022	December 31, 2021
Stockholders’ equity of WSFS	$2,103,593	$1,939,099
Less: Goodwill and other intangible assets	1,016,413	547,231
Tangible common equity (numerator)	$1,087,180	$1,391,868
Shares of common stock outstanding (denominator)	61,949	47,609
Book value per share of common stock	$33.96	$40.73
Goodwill and other intangible assets	16.41	11.49
Tangible book value per share of common stock	$17.55	$29.24
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
Allowance for Credit Losses
We maintain an allowance for credit losses (ACL) which represents our best estimate of expected losses in our financial assets, which include loans, leases and held-to-maturity debt securities. We establish our allowance in accordance with guidance provided in ASC 326, Financial Instruments – Credit Losses. The ACL includes two primary components: (i) an allowance established on financial assets which share similar risk characteristics collectively evaluated for credit losses (collective basis), and (ii) an allowance established on financial assets which do not share similar risk characteristics with any loan segment and is individually evaluated for credit losses (individual basis). We consider the determination of the allowance for credit losses to be critical because it requires significant judgment reflecting our best estimate of expected credit losses based on our historical loss experience, current conditions and economic forecasts. Our evaluation is based upon a continuous review of our financial assets, with consideration given to evaluations resulting from examinations performed by regulatory authorities. The allowance for credit losses increased to $146.2 million at September 30, 2022 from $94.5 million at December 31, 2021. The increase was primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger. See Note 8 to the unaudited Consolidated Financial Statements for further discussion of the ACL.
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

Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on our financial assets, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACL because a wide variety of factors and inputs are considered in these estimates and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across the Company’s portfolio mix and segmentation. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As of September 30, 2022, the Company believes that its ACL was adequate.
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
Determining estimated fair value requires a significant amount of judgment and estimates. If our assumptions change or errors are determined in its calculations, the fair value could materially change resulting in a change in our goodwill or identifiable net assets acquired, including identified intangible assets. As of September 30, 2022, the Company believes that the fair value of the assets acquired, liabilities assumed, consideration paid, and any non-controlling interests of the acquired business at fair value at the acquisition date was appropriately determined in accordance with GAAP.
RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at September 30, 2022 did not significantly change from our recent regulatory developments at December 31, 2021, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as noted below.
FDIC Deposit Insurance Assessment Rates
On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules would remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds 2 percent. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including WSFS Bank, would generally increase.
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

The International Swaps and Derivatives Association, which develops standardized language for the derivatives contracts that we enter into, has developed language that took effect in January 2021 replacing LIBOR with alternative risk-free benchmark rates, including SOFR for derivative contracts denominated in U.S. dollars. In 2021 the ARRC announced the SOFR program, which created a phased transition for switching derivative trading conventions from USD LIBOR to SOFR for multiple financial instruments during the second half of 2021. The program was intended to migrate the market from LIBOR and create liquidity in SOFR.
Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are indexed to LIBOR. As of September 30, 2022, the Company had approximately $2.9 billion of loans and $2.1 billion of derivatives that are utilized for customer guarantees, indexed to LIBOR, that mature after planned cessation in June of 2023. In addition, the Company had approximately $193.0 million of debt securities outstanding that are indexed to LIBOR (either currently or in the future) as of September 30, 2022. The Company had one investment security totaling $0.5 million, and no repurchase and resale agreements or FHLB advances indexed to LIBOR as of September 30, 2022.
Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through June 2023. A cross-functional team from Finance, Lending, Risk and IT is leading our efforts to monitor this activity and evaluate the related risks and potential process changes arising from the transition from LIBOR. An internal risk assessment was completed and the cross-functional team is working towards the migration of our existing contracts and system implementation. Our variable or floating rate instruments currently use LIBOR and give us discretion to determine a replacement benchmark rate if LIBOR becomes unavailable. In the first quarter of 2022, the Bank began utilizing Term SOFR as a replacement to LIBOR. Term SOFR was identified as the primary successor for 1 month and 3 month LIBOR due to operational similarities and ease of conversion. We are still considering the appropriate transition for our legacy contracts; however, we have begun to shift new products primarily to Term SOFR and are actively migrating the existing LIBOR indexed loan portfolio away from the LIBOR index.
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

(b)Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2022.

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
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2022.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 30, 2022	84,900	$40.81	84,900	8,530,401
August 1, 2022 - August 31, 2022	749,465	49.72	749,465	7,780,936
September 1, 2022 - September 30, 2022	830,185	48.51	830,185	6,950,751
Total	1,664,550	$48.66	1,664,550
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.     Exhibits

Exhibit Number	Description of Document
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 4, 2022, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: November 4, 2022	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)