Form 10-K
period 2022-12-31
WSFS FINANCIAL CORP
filed 2023-02-28
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15. U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on Nasdaq as of June 30, 2022, was $2,526,040,953. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the registrant's outstanding common stock.
As of February 23, 2023, there were issued and outstanding 61,471,013 shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

WSFS FINANCIAL CORPORATION

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, and exhibits hereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•difficult market conditions and unfavorable economic trends in the United States generally and in financial markets, particularly in the markets in which the Company operates and in which its loans are concentrated, including difficult and unfavorable conditions and trends related to housing markets, costs of living, unemployment levels, interest rates, supply chain issues, inflation, economic growth, and the novel coronavirus (COVID-19) pandemic, and related variant developments, vaccination efforts and emergency orders;
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
•the credit risk associated with the substantial amount of commercial real estate, construction and land development, and commercial and industrial loans in the Company's loan portfolio;
•the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations, potential expenses associated with complying with such regulations, and the effects of potential federal government shutdowns or delays;
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
•the success of the Company's growth plans, including its plans to grow the commercial small business leasing, residential, small business and Small Business Administration (SBA) portfolios and wealth management business;
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
•any compounding effects or unexpected interactions of the risks discussed above; and
•other risks and uncertainties, including those discussed herein under the heading “Risk Factors” and in other documents filed by the Company with the Securities and Exchange Commission (SEC) from time to time.
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

PART I
ITEM 1. BUSINESS
OUR BUSINESS
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company's subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $19.9 billion in assets and $64.5 billion in assets under management (AUM) and assets under administration (AUA) at December 31, 2022, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Delaware and Greater Philadelphia region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions.
A fixture in the community, WSFS Bank has been in operation for more than 190 years. In addition to its focus on stellar customer experiences, WSFS Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, enriching the Communities we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates. As of December 31, 2022, we serviced our Customers primarily from our 119 offices located in Pennsylvania (61), Delaware (39), New Jersey (17), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile apps.
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
Subsidiaries
As of December 31, 2022, the Company had seven consolidated subsidiaries: WSFS Bank, Cypress Capital Management, LLC (Cypress), WSFS Capital Management, LLC (West Capital), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, The Bryn Mawr Trust Company of Delaware (BMT-DE), and 601 Perkasie, LLC.
•On January 1, 2023, WSFS completed the merger and brand conversion of Cypress and West Capital and has renamed the combined entity Bryn Mawr Capital Management, LLC. The following pertains to these entities as of December 31, 2022:
◦Cypress provides asset management services. As a registered investment adviser and fee-only wealth management firm, Cypress had approximately $1.0 billion in AUM at December 31, 2022 compared to approximately $1.3 billion at December 31, 2021.
◦West Capital, a registered investment adviser, provides fee-only wealth management services tailored to the needs of high net worth individuals operating under a multi-family office philosophy. West Capital had approximately $810.9 million in AUM at December 31, 2022, compared to approximately $947.5 million at December 31, 2021.
•Powdermill® provides multi-family office services to affluent clientele in the local community and throughout the U.S.
•WSFS SPE Services, LLC provides commercial domicile services which include providing employees, directors, subleases of office facilities and registered agent services in Delaware and Nevada.
•BMT-DE, a Delaware state chartered non-depository trust company, supplements our existing Wealth Management segment by offering Delaware advantage trust services including directed trusts, asset protection trusts and dynasty trusts via centers of influence such as estate planning attorneys.
•601 Perkasie, LLC was formed to hold certain tax credit investments.

As of December 31, 2022, WSFS Bank had two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), and 1832 Holdings, Inc. WSFS Bank had one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
•BEFC was acquired during the Beneficial Bancorp, Inc. (Beneficial) acquisition and is in the business of leasing small equipment and fixed assets. Subsequent to the Beneficial acquisition, the leasing operations of BEFC were combined with NewLane Finance®, described below.
•1832 Holdings, Inc. was formed to hold certain debt and equity investment securities.
•NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers new product offerings for insurance through its subsidiary, Prime Protect.
As of December 31, 2022, WSFS had three unconsolidated subsidiaries, WSFS Capital Trust III (the Trust), Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II.
•The Trust was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities. These securities are currently callable and have a maturity date of June 1, 2035. The proceeds from this issue were used to fund the redemption of $51.5 million Floating Rate WSFS Capital Trust I Preferred Securities (formerly, WSFS Capital Trust I). WSFS Capital Trust I invested all of the proceeds from the sale of the Pooled Floating Rate Capital Securities in our Junior Subordinated Debentures.
•Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the Trusts) were acquired in connection with the BMBC Merger. The Trusts were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $774.0 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities.
Segment Information
For financial reporting purposes, our business has three segments: WSFS Bank, Cash Connect® and Wealth Management. The WSFS Bank segment provides loans and leases and other financial products to commercial and consumer customers. Cash Connect® provides ATM vault cash, smart safe and other cash logistics services in the U.S through strategic partnerships with several of the largest networks, manufacturers and service providers in the cash logistics industry. The Wealth Management segment provides a broad array of planning and advisor services, investment management, personal and institutional trust services, and credit and deposit products to individuals, corporate, and institutional clients.
WSFS Bank
As of December 31, 2022, WSFS Bank's banking business had a total loan and lease portfolio of $11.9 billion, which was funded primarily through commercial relationships and retail and customer-generated deposits. We have built a $9.3 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We fund this business primarily with deposits generated through commercial relationships and consumer deposits, as well as through our digital banking platforms.
WSFS Bank also offers a broad variety of consumer loan products, retail securities and insurance brokerage services through our retail branches, and mortgage and title services through WSFS Mortgage®. Our WSFS Mortgage® business is a mortgage banking company and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.
Cash Connect®
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide. As of December 31, 2022, Cash Connect® manages approximately $1.7 billion in total cash and services approximately 26,300 non-bank ATMs and approximately 7,500 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. As of December 31, 2022, Cash Connect® also supports approximately 650 owned and branded ATMs for WSFS Bank, which has one of the largest branded ATM networks in our market.

Wealth Management
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Combined, these businesses had $64.5 billion of AUM and AUA at December 31, 2022. Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. The Bryn Mawr Trust Company of Delaware, formed by the merger of BMT-DE and Christiana Trust DE on April 1, 2022, provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. Private Wealth Management, which includes Private Banking, serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and customized banking services including credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the bank’s charter, through a broker/dealer and as a registered investment advisor (RIA). It generates revenue through fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach.
For segment financial information for the years ended December 31, 2022, 2021 and 2020, see Note 22 to the Consolidated Financial Statements in this report.
Recent Business Developments
•Continued Acquisition and Integration Efforts: On January 1, 2022, we completed our acquisition of Bryn Mawr Bank Corporation (BMBC), a Pennsylvania corporation and the parent holding company of The Bryn Mawr Trust Company, a Pennsylvania chartered bank and wholly-owned subsidiary of BMBC. Our bank technology, branding, and branch conversion was completed during the first quarter of 2022. We have substantially completed our Trust and Wealth Management integration, including the organizational design and brand conversion. Additional efforts surrounding technology integration are expected to continue into 2024. Throughout this document, we refer to these acquired entities collectively as “Bryn Mawr Trust.”

WSFS DIFFERENTIATION STRATEGY
We believe that WSFS, through our unique competitive position in our market as the only community bank with a full suite of product offerings to compete with larger institutions, diversified and resilient fee income, and high-touch customer service, sets itself apart from other banks in our market and the industry in general.
Our focus on this differentiation strategy supports our core franchise with a mix of organic and acquisition-related growth and builds value for our stockholders. Since December 31, 2018, our commercial loans and leases, which exclude loans held-for-sale, have grown 133% from $4.0 billion to $9.3 billion at December 31, 2022. Over the same period, customer deposits have grown 195% from $5.4 billion to $16.1 billion. For further details, refer to the Comparative Stock Performance Graph in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following factors summarize what we believe is our differentiation strategy:
Our Mission
We Stand for Service® is our mission and our daily call to action. Since 1832, WSFS has been a service-oriented, locally-managed community banking institution serving Delaware Valley families and businesses. We strive to meet our Customers’ evolving banking needs and to exceed their expectations each and every day.
Values
Our values are the foundation of our culture. They define us and serve as our moral compass. Our values are rooted in integrity; we do the right thing, unconditionally. We live our values every day; they nourish our culture and practiced, over time, become “the WSFS way.” Our values are the fuel that ignites our virtuous cycle: when we do well, our Community does well and when our Community does well, we do well.
•Service: Serving others is fundamental to our mission and grounds our purpose. We serve by listening, caring, collaborating, volunteering and “getting things done” for those who rely on us to be there for them.
•Truth: The truth is non-negotiable. The truth brings clarity to a challenging situation or sensitive matter; it guides us with confidence and conviction. Being open and honest earns trust and underpins our conversations, decisions and communications.
•Respect: We value and respect each other and all we serve. The many unique attributes of our team makes us stronger. Respecting others’ beliefs, experiences, perspectives and feelings sparks dialogue, facilitates learning and growth, drives change, inspires innovation and builds valued relationships.
Engagement and Culture
Our business model is designed using the science of Human Sigma, which is built on a foundation of engagement. Our model begins with Associates (employees) who take ownership for their responsibilities and impact; as such, they are more likely to consistently perform at a higher level. We significantly invest in our culture and engagement as they underpin all that we do at WSFS, including attracting, inspiring and retaining our Associates, delivering stellar Customer experiences and strengthening the well-being of our communities as evidenced by our Vision: "We envision a day when everyone will thrive." Our strategy, “Engaged Associates, living our culture, enriching the Communities we serve” builds upon that principal.

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
Human Resources
At December 31, 2022, we had 2,160 full-time equivalent Associates. Our Associates are not represented by a collective bargaining unit and we believe our relationship with our Associates is strong.
During 2022, WSFS captured the voice of our Associates and our Customers through multiple channels to measure our Associate and Customer engagement. The 2022 full-year survey results below reflect the first-time participation from legacy BMT Associates, onboarding of BMT Customers and the continuation of our Future Forward strategy which included a phased transition to a hybrid work environment.
•Our Associate engagement survey results placed WSFS in the 90th percentile of Gallup's global overall company-level database. Our Associate engagement ratio was 10.3:1, which means there were 10.3 engaged Associates for every actively disengaged Associate. This compares to a U.S. working population ratio of 1.8:1.
•Our culture of inclusion index of 4.40 placed WSFS in the top third of Gallup's global overall workgroup-level database. We believe these results reflect that Associates are encouraged to be themselves, are a valued part of their teams, experience strength-based developments, have inclusive conversations and trust in the Company's mission, values and leadership.
•62.8% of Customers surveyed ranked WSFS a “five” out of five, strongly agreeing with the statement “WSFS is the perfect bank for people like me.” Our Customer engagement ratio was 6.1:1, which means there were 6.1 engaged Customers for every actively disengaged Customer.
•Customer loyalty remained consistent during the year, as measured by our Net Promoter Scores (NPS). Our branch network achieved an overall NPS of 76.7 in 2022, which placed WSFS in the top quintile of Medallia's global database for transactional surveys.
In 2023, as we continue gathering and learning from Customer feedback, we will expand our Customer Survey program to consistently evaluate the experiences of our Customers and Clients across the Company. As part of this expansion, the Bank will leverage NPS as the primary metric to measure Customer and Client engagement and loyalty.
By fostering a culture of engaged and empowered Associates, we believe we have become the employer and bank of choice in our market. In 2022, we were honored to receive the following accolades:
•Ranked #1 in Delaware on the Forbes America's Best Banks in Each State Listing;
•Received The Gallup Exceptional Workplace Award for the sixth time;
•Named a Top Workplace in Delaware for the 16th year in a row;
•Named a Top Workplace in Philadelphia and southeastern PA for the eighth year in a row;
•Named "Best of Biz" for Online Banking by South Jersey Magazine;
•Named a 2022 honoree of The Civic 50 Greater Philadelphia by the Philadelphia Foundation, in partnership with Points of Light and other local partners;
•Selected as Voter's Choice for "Best Community Involvement" at the Delaware Small Business Chamber's Blue Ribbon Awards.

Diversity, Equity and Inclusion
Beyond having diverse talent and Customers, WSFS works to create a truly inclusive environment with opportunities to find commonalities, build relationships and provide support to our diverse Communities from different backgrounds and cultures. We are committed to enhancing workforce diversity, creating developmental opportunities and continually improving hiring practices to retain our status as an employer of choice.
During 2022, the Company completed the following Diversity, Equity, and Inclusion (DEI) accomplishments:
•Successfully relaunched the WSFS Diversity, Equity, and Inclusion Steering Committee (DISC), which includes DEI Strategic Pillars as well as our six active Resource Groups: ADAPT – Advocate. Disability. Access. Partner. Together.; APPN – Asian Pacific-Islander Professional Network; BOLD – Black Organization for Leadership and Development; HOLA – Hispanic Organization for Leadership and Advancement; PRIDE – LGBTQIA+ Community; WIN – Women's Inclusion Network;
•Successfully relaunched our DEI intranet page with Associate resources and information;
•Shared our DEI S.E.R.V.I.C.E. video internally and externally;
•Created Associate-authored articles and resources for cultural holidays and months;
•Integrated DEI into new hire education;
•The Forum of Executive Women again recognized WSFS as one of its Champions of Board Diversity for having at least 30% women on our Board of Directors;
•WSFS was honored by The Fund for Women & Girls with its Corporate Champion of Change Award for its commitment to creating an inclusive workplace environment by supporting Associates from diverse communities and backgrounds;
•Dr. Michelle Burroughs, Senior Vice President & Chief Diversity Officer at WSFS, was recognized by the Philadelphia Business Journal as part of its Diversity in Business Awards.
Community Banking Model
Our size and community banking model play a key role in our success. Our approach to business combines a service-oriented culture with a full complement of products and services, all aimed at meeting the needs of our consumer, business and wealth Customers. We believe the essence of being a community bank means that we are:
•Small enough to offer Customers responsive, personalized service and direct access to decision makers, yet
•Large enough to provide the products, services and balance sheet lending capacity needed by our target market Customers.
As the financial services industry has consolidated, many independent banks have been acquired by national companies that have centralized their decision-making authority and focused their product offerings on a regional or even national customer base. As a result, many of these banks have lost the deep knowledge of the local markets expected by our Customer base. We believe this trend has underserved small and medium size business owners who have become accustomed to dealing directly with their bank’s senior executives, discouraged consumer customers who often experience deteriorating levels of service in branches and other service outlets, and resulted in less empowered bank employees who are less engaged to provide good and timely service to their customers.
We have created the largest, premier, locally-headquartered community bank in the Greater Philadelphia and Delaware region, offering the benefits of local market knowledge and decision-making, a full-service product suite, the balance sheet to compete with larger regional and national banks, and most importantly, a culture of engaged Associates that bring to life WSFS’ mission of We Stand For Service in our daily delivery of stellar Customer experiences.
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

Our Diversified Business
Balance Sheet Management
We put a great deal of focus on actively managing our balance sheet. This manifests itself in:
•Prudent capital levels - Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2022 all regulatory capital levels for the Bank were in excess of "well-capitalized" levels. For the capital position of the Bank and the Company, refer to Note 14 of the Consolidated Financial Statements. At December 31, 2022, the Company's common equity to assets ratio was 11.07% and its tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 6.31%. For a reconciliation of tangible common equity and tangible assets to net income and total assets, the most comparable measures in accordance with U.S. generally accepted accounting principles (GAAP), refer to “Reconciliation of non-GAAP financial measures included in Item 1” located at the end of this section.
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
Disciplined Capital Management
We understand that our capital (or stockholders’ equity) belongs to our stockholders. They have entrusted this capital to us with the expectation that it will earn an appropriate return relative to the risks we take. Mindful of this balance, we prudently, but aggressively, manage our capital. We continue to execute our current Board-approved share repurchase plans, as well as any future Board-approved share repurchase plans, including opportunistically repurchasing shares, based on current valuation levels, above our stated practice of returning a minimum of 35% of annual core net income to stockholders through dividends and share repurchases.
Performance Expectations and Alignment with Stockholder Priorities
We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in return on assets (ROA). Management incentives are, in large part, based on driving performance of ROA as well as return on average tangible common equity (ROTCE), which is a non-GAAP financial measure, and EPS growth. More details on management incentive plans will be included in the proxy statement for our 2023 Annual Meeting of Stockholders.
For the year ended December 31, 2022, WSFS reported ROA of 1.09%. Core ROA, which excludes non-core items and is a non-GAAP financial measure, was 1.32% for the year ended December 31, 2022.
Core ROA for 2022 excludes (i) unrealized gains on equity investments, (ii) valuation adjustments related to our derivative liability established from the sale of 360,000 Visa Class B shares in 2Q 2020, and (iii) corporate development and restructuring expense.
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
•We are committed to building Associate Engagement and Customer Advocacy as a way to differentiate ourselves and grow our franchise.
•Building fee income through investment in and growth of our Wealth Management and Cash Connect® segments.
◦After successfully integrating the Bryn Mawr Trust business during 2022, Wealth Management AUA/AUM ended 87% above 2021 balances. WSFS Institutional Services® ended 2022 as the securitization industry's fifth most active trustee for U.S. Asset and Mortgage Backed Securities according to Asset-Backed Alert’s ABS Database.
◦Cash Connect® saw increased fee revenue due to the rising interest rate environment and continued growth in the smart safe space. The division, in partnership with our retail strategy, continued to serve the Greater Philadelphia and the Delaware region through the WSFS ATM network. The number of owned and branded ATMs was 686 as of December 31, 2022.
•Continuing strong growth in commercial and consumer lending by:
◦Offering local decision-making by seasoned banking professionals with significant local market experience.
◦Executing our community banking model that combines stellar experiences with the banking products and services our business customers demand.
◦Continuing to grow our NewLane Finance® leasing business.
◦Adding seasoned lending professionals that have helped us win customers in our Delaware, southeastern Pennsylvania and southern New Jersey markets.
◦Leveraging our strategic lending partnerships, including Spring EQ, LLC, Upstart, LendKey Technologies, Inc, and Cred Technologies (cred.ai).
•Continuing to grow deposits by:
◦Offering products through an expanded and updated branch network, increasing our market presence in Philadelphia, southeastern Pennsylvania and southern New Jersey.
◦Providing a stellar experience to our Customers.
◦Further expanding our Commercial, Small Business, and Wealth Management Customer relationships with deposit and cash management products.
◦Finding creative ways to build deposit market share such as targeted marketing programs.
•Continuing investment in our franchise to increase adoption and usage of digital channels aligned with our strategy by
◦Enabling business outcomes through optimizing and leveraging the full capabilities of current and future Delivery Transformation and Technology investments to increase Associate efficiencies and improve the overall Customer experience.
◦Building out Salesforce to support our customer relationship management with focus on change management, adoption and governance
◦Increased Control, Transparency, Automation & Efficiencies through platform integrations, enhancements and bot implementations
◦Advancing how we use data, the deployment of artificial intelligence, and predictive modeling to create operational efficiencies and redesign business models
◦Continue to build upon people, process and controls within a focus on Information Security and Fraud prevention
•Seeking targeted, strategic opportunities in our non-banking businesses while we focus on optimizing our recent franchise investments.

Disciplined Cost Management
We maintain a disciplined cost management strategy while continuing to make prudent investments in our businesses through the lens of our Strategic Plan. This was evident in management's execution of the cost synergies and branch optimization plan following the acquisition of Bryn Mawr Trust. Further, we have experienced and continue to anticipate increased costs as a result of our previously announced Delivery Transformation initiative and investment in marketing technology, fully supported by business cases indicating strong return on investment, and driving our future growth.
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
In 2019, we embarked on a multi-year Delivery Transformation initiative focused on melding our physical and digital delivery, consistent with our brand, by enabling our Associates with the latest technology and actionable data to better serve our Customers. Industry and customer behavior trends continue to shift as observed in reduced branch traffic and increased digital channel adoption. As such, we have concluded that we need to stay nimble as we transform our delivery channels to meet these new expectations. Our transformation includes optimizing our physical branch network and making strategic investments in meaningful technology solutions, supported by specialized talent. Those investments are expected to provide our Customers with leading edge products and elevate our Associates, as they strive to serve in a competitive and compelling way. We are designing and integrating solutions to provide personalized experiences to our Customers, while retaining the essence of what makes WSFS great. Through our investments in the franchise and our ongoing commitment to Stellar Service, we intend to continue to lead the community and regional banking industry with regards to service delivery and Customer experience.
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

Key Risk Indicators (KRIs) or risk metrics are continually monitored in relation to risk appetite though a Risk Assessment Summary dashboard. Each KRI has an assigned quantitative tolerance level which considers our overall risk appetite, regulatory requirements, the bank’s peer group statistics, best practices, and general industry guidelines. As part of our ERM program, approximately 95 KRIs are monitored company-wide. In the event that risk levels exceed our defined risk appetite, management action is required.
The ERM department facilitates a Risk Liaison program, consisting of individuals in the First Line of Defense that monitor and report risks from their respective business lines. ERM engages and has credible challenge discussions with Risk Liaisons and business line leaders to gather information for ERM reporting. ERM reporting is also provided to the Board of Directors quarterly. In addition, our Management Risk Committee (MRC), which meets each quarter, provides management governance and oversight of the Company's risk management program on an enterprise-wide basis, and includes members of the Company's executive and senior management teams.
Market Demographics
Our primary market is the Greater Philadelphia and Delaware region, including southeastern Pennsylvania and southern New Jersey. This market benefits from an urban concentration as well as from a unique political, legal, tax and business environment. The following table shows key demographics for our markets compared to the national average.

(Most recent available statistics)	Delaware	Southeastern Pennsylvania(1)	Southern New Jersey(2)	National Average
Unemployment (For November 2022) (3) (4) (5)	4.4%	3.2%	3.0%	3.6%
Median Household Income (2017-2021) (6)	$72,724	$88,336	$85,710	$69,021
Population Growth (2020-2021) (7)	1.5%	(0.5)%	0.3%	0.2%
(1)Comprised of Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties
(2)Comprised of Burlington and Camden Counties
(3)Bureau of Labor Statistics - Delaware and National unemployment rates are as of November 2022, seasonally adjusted
(4)Bureau of Labor Statistics - Southeastern Pennsylvania unemployment rate is a simple average of the November 2022 not seasonally adjusted unemployment rates for Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties
(5)Bureau of Labor Statistics - Southern New Jersey unemployment rate is a simple average of the November 2022 not seasonally adjusted unemployment rates for Burlington and Camden Counties
(6)U.S. Census Bureau - Quick Facts 2017 - 2021
(7)U.S. Census Bureau - Quick Facts 2020 - 2021

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY
Condensed average balance sheets for each of the last two years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CREDIT EXTENSION ACTIVITIES
Over the past several years we have focused on growing the more profitable, relationship-oriented segments of our loan portfolio. Our current portfolio lending activity is concentrated on small- to mid-sized businesses in the mid-Atlantic region of the U.S., primarily in Delaware, southeastern Pennsylvania, southern New Jersey, Maryland and northern Virginia. Based on current market conditions, we expect our focus on growing commercial and industrial loans and other relationship-based commercial loans to continue during the remainder of 2023 and beyond.
The following table shows the composition of our loan and lease portfolio at year-end for the last two years:

	At December 31,
(Dollars in thousands)	2022		2021
	Amount	Percent	Amount	Percent
Types of Loans
Commercial and industrial(1)	$2,575,345	21.9%	$1,918,043	24.6%
Owner-occupied commercial	1,809,582	15.4	1,341,707	17.2
Commercial mortgages	3,351,084	28.4	1,881,510	24.2
Construction	1,044,049	8.9	687,213	8.8
Commercial small business leases	558,981	4.8	352,276	4.5
Residential(2)	761,882	6.5	546,667	7.0
Consumer(3)	1,810,930	15.4	1,158,573	14.9
Gross loans and leases	11,911,853	101.3	7,885,989	101.2
Less:
Allowance for credit losses	151,861	1.3	94,507	1.2
Net loans and leases(4)	$11,759,992	100.0%	$7,791,482	100.0%
(1)Includes $3.8 million and $31.5 million of PPP loans at December 31, 2022 and 2021, respectively.
(2)Includes reverse mortgages, at fair value of $2.4 million and $3.9 million at December 31, 2022 and 2021, respectively.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
(4)Excludes $43.0 million and $113.3 million of commercial and industrial loans and residential loans held for sale at December 31, 2022 and 2021, respectively.

The following table shows the remaining contractual maturity and rate sensitivity of the loan portfolio by loan category as of December 31, 2022. Loans may be pre-paid, so the actual maturity may differ from the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the "Less than One Year" category.

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial and industrial(1)
Interest rate:
Fixed	$28,458	$459,008	$215,925	$45,473	$748,864
Adjustable	380,652	907,746	477,561	60,522	1,826,481
Total	$409,110	$1,366,754	$693,486	$105,995	$2,575,345
Owner-occupied commercial
Interest rate:
Fixed	$64,561	$333,948	$453,014	$196,518	$1,048,041
Adjustable	51,172	215,512	430,218	64,639	761,541
Total	$115,733	$549,460	$883,232	$261,157	$1,809,582
Commercial mortgages
Interest rate:
Fixed	$193,552	$740,930	$434,508	$160,893	$1,529,883
Adjustable	136,687	553,069	1,047,788	83,657	1,821,201
Total	$330,239	$1,293,999	$1,482,296	$244,550	$3,351,084
Construction
Interest rate:
Fixed	$6,693	$20,098	$49,698	$6,175	$82,664
Adjustable	352,347	353,031	246,354	9,653	961,385
Total	$359,040	$373,129	$296,052	$15,828	$1,044,049
Commercial small business leases
Interest rate:
Fixed	$21,935	$432,669	$104,377	$—	$558,981
Adjustable	—	—	—	—	—
Total	$21,935	$432,669	$104,377	$—	$558,981
Residential(2)
Interest rate:
Fixed	$10,110	$15,885	$117,264	$474,181	$617,440
Adjustable(3)	10	341	25,122	116,552	142,025
Total	$10,120	$16,226	$142,386	$590,733	$759,465
Consumer
Interest rate:
Fixed	$1,428	$329,282	$429,403	$502,933	$1,263,046
Adjustable	13,644	53,009	21,949	459,282	547,884
Total	$15,072	$382,291	$451,352	$962,215	$1,810,930
Total loans and leases	$1,261,249	$4,414,528	$4,053,181	$2,180,478	$11,909,436
(1) Includes $3.8 million of PPP loans.
(2) Excludes reverse mortgages at fair value of $2.4 million.
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
Our commercial mortgage portfolio was $3.4 billion at December 31, 2022. Generally, this portfolio is diversified by property type, with no type representing more than 72% of the portfolio. The largest type is retail-related (non-mall, neighborhood shopping centers and other retail) with balances of $2.4 billion at December 31, 2022. The average size of a loan in the commercial mortgage portfolio is $1.0 million and only 28 loans are greater than $12.0 million, with five loans greater than $24.0 million.
We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with the option of conversion to mini-permanent loans (one - five years) upon completion of construction. These construction loans are short-term, usually not exceeding three years, with interest rates generally indexed to our WSFS prime rate, the “Wall Street” prime rate or the Secured Overnight Financing Rate (SOFR), and are adjusted periodically as these indices change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of each loan, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial business development staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2022, $1.7 billion was committed for construction loans, of which $1.0 billion was outstanding. Also at December 31, 2022, the residential construction and land development (CLD) portfolio represented $588.0 million, or 5%, of total loans and the commercial CLD portfolio represented $321.9 million, or 3%, of total loans. At December 31, 2022, the construction portfolio included $53.2 million of “land hold” loans, which are land loans not currently being developed.
Commercial and industrial and owner-occupied commercial loans include loans for working capital, financing equipment and real estate acquisitions, business expansion and other business purposes. These relationships generally range in amounts of up to $82.6 million with an average loan balance in the portfolio of $1.4 million, and terms ranging from less than one year to ten years. The loans generally carry variable interest rates indexed to our WSFS prime rate, “Wall Street” prime rate or SOFR. At December 31, 2022, our commercial and industrial and owner-occupied commercial loan portfolios were $4.4 billion and represented 37% of our total loan and lease portfolio. These loans are diversified by industry, with no industry representing more than 18% of the portfolio.
Small business and middle market commercial loans that include specialty-lending products, including small business leases and SBA loans, comprise the remainder of our commercial portfolio. As of December 31, 2022, our small business and SBA loans include loan exposures up to $3.3 million and $2.7 million, respectively.
Our commercial small business leases generated through NewLane Finance®, finance critical equipment through advanced technologies, a customer-centric approach and transparent business lending practices. The commercial small business leases portfolio was $559.0 million, or 5% of total loans, at December 31, 2022. These leases included initial average deal sizes of approximately $29 thousand, with yields ranging from 5% to 25% and initial maturity terms of 12 to 84 months.
Federal law limits the Bank’s extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $323.3 million), and an additional 10% if the additional extensions of credit are secured by readily marketable collateral. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit. At December 31, 2022, no borrower had collective (relationship) total extensions of credit exceeding these legal lending limits. Our internal "House Limit" to any one borrowing relationship is $100.0 million.

Residential Lending
Generally, we originate held-for-sale residential first mortgage loans with loan-to-value ratios of up to 90% and require private mortgage insurance or government guarantee for up to 35% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. On a very limited basis, we have originated or purchased loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement or government guarantee. Any such loans are originated for sale into the secondary market. At December 31, 2022, the balance of all such loans was approximately $66.0 million.
Our residential loans generally are underwritten and documented in accordance with standard underwriting criteria published by Fannie Mae, Freddie Mac, Federal Housing Agency, Veterans Administration, the U.S. Department of Agriculture and other secondary market participants to assure maximum eligibility for subsequent sale in the secondary market.
To protect the propriety of our liens, we require borrowers to provide title insurance. We also require fire, extended coverage casualty and flood insurance (where applicable) for properties securing residential loans. All properties securing our residential loans are appraised by independent, licensed and certified appraisers and are subject to review in accordance with our standards. The exception to this policy is when we in limited circumstances receive an "appraisal waiver" from one of the governmental agencies, Fannie Mae or Freddie Mac.
The majority of our adjustable-rate, residential loans have interest rates that adjust yearly or bi-yearly after an initial period. The change in rate for the first adjustment date could be higher than the typical limited rate change of two percentage points at each subsequent adjustment date. Adjustments are generally based upon a margin (as of December 31, 2022, ranging from 2.50% to 2.75% for the U.S Treasury, and 2.75% for the Standard Overnight Finance Rate) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Board of Governors of the Federal Reserve System (the Federal Reserve).
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
In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically 120 days. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower. There were two loans repurchased in 2022 for $0.8 million, and no repurchases in 2021 and 2020.
Consumer Lending
The Company has focused on diversifying our consumer credit products to meet our Customers’ needs, with over 50% of the portfolio from our fintech lending partnerships. We purchase certain second-lien home equity installment loans through our partnership with Spring EQ, LLC (Spring EQ). These select loans meet or exceed our current underwriting standards and are similar to home equity loans originated through our branch network. We originate personal loans, which are typically unsecured with 36-month or 60-month terms, through our partnership with Upstart. We have student loans through our partnership with LendKey Technologies Inc. (LendKey). LendKey student loans are primarily to consolidate existing student debt and are also underwritten in accordance with our current credit standards. The student loans portfolio also includes loans acquired from past acquisitions, which are U.S. government guaranteed with little risk of credit loss.

Our in-house originations consist primarily of home equity lines of credit and installment loans. At December 31, 2022, home equity lines of credit outstanding totaled $495.8 million and installment loans totaled $179.9 million. In total, these product lines represented approximately 37% of total consumer loans. Typically, maximum loan to value (LTV) limits are 85% for primary residences and 70% for all other properties. At December 31, 2022, we had $1.4 billion in total commitments for home equity lines of credit. Home equity lines of credit offer customers the convenience of checkbook and debit card access, and revolving credit features for a portion of the life of the loan and typically are more attractive in a low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured. This credit risk is mitigated by our underwriting standards and limit on the combined LTV on residences with a value greater than $2.5 million.
The following table shows the composition of our consumer loan portfolio at year-end for the last two years:

	At December 31,
	2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Consumer Partnerships(1)	$967,829	54%	$510,808	44%
Home equity lines of credit	495,755	27	361,486	31
Installment Loans - Other(2)	179,939	10	142,909	12
Education loans	95,920	5	110,342	10
Unsecured lines of credit	71,487	4	33,028	3
Total consumer loans	$1,810,930	100%	$1,158,573	100%
(1)Includes Spring EQ, Upstart, and LendKey portfolios.
(2)Includes secured and unsecured installment loans, personal and other loans.

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
Commercial: We originate commercial mortgage and commercial loans through our commercial lending division and SBA loan program. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2022, we originated $2.3 billion of commercial and commercial mortgage loan exposures compared to $1.5 billion in 2021. To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial loan portfolio, typically through loan participations. Commercial loan sales totaled $201.6 million and $58.6 million in 2022 and 2021, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans. We also periodically buy loan participations from other banks. Commercial loan participation purchases totaled $241.9 million and $50.6 million in 2022 and 2021, respectively.
Commercial credit approvals require a minimum of two authorized signers, and three signers, of escalating authority, are required for new credit actions to relationships with exposure over $2.5 million up to $35 million. New credit actions to relationships exceeding $35 million, along with new single transactions of $30 million or more, new transactions exceeding the Bank’s Single Borrower or Project Hold limits and new transactions of $10 million or more with two or more Tier 1 exceptions require approval by Senior Loan Committee. Our credit policy includes a “House Limit” to any one borrowing relationship of $100.0 million. Our policy allows for 10 relationships with an aggregate exposure in excess of the "House Limit" not to exceed 10% of Tier 1 Capital plus ACL. At December 31, 2022, no relationships exceeded the $100.0 million “House Limit.”
Residential and Consumer: During 2022, we originated $493.5 million of residential loans, a decrease compared to $976.9 million in 2021. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. There were no purchases in 2022 related to our Community Reinvestment Act (CRA) obligations compared to $2.3 million of purchases in 2021. We sell most newly originated mortgage loans in the secondary market to generate fee income and to manage our overall balance sheet mix. Residential loan sales totaled $498.1 million in 2022 and $965.7 million in 2021. We hold certain fixed-rate mortgage loans for investment, consistent with our current asset/liability management strategies and our relationship-based lending philosophy.

At December 31, 2022, we serviced $286.4 million of residential first mortgage loans and reverse mortgage loans for others, compared to $91.5 million at December 31, 2021. At December 31, 2022, we had $233.7 million of residential first mortgage loans serviced by others. We also serviced residential first mortgage loans and reverse mortgage loans for our own portfolio totaling $528.2 million and $546.7 million at December 31, 2022 and 2021, respectively. We offer government-insured reverse mortgages to our customers. These loans do not close in our name and we process them as a reverse mortgage broker. During 2022 and 2021, we originated $0.8 million and $1.8 million in reverse mortgages, respectively.
Our consumer lending activity is conducted through our branch offices, our partnerships with Spring EQ, Upstart, and LendKey and referrals from other parts of our business. We originate a variety of consumer credit products including home improvement loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.
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
Most loan fees are not recognized in our Consolidated Statements of Income immediately, but are deferred as adjustments to yield in accordance with GAAP, and are reflected in interest income over the expected life of the loan. Those fees represented interest income of $12.1 million, $25.4 million and $23.5 million during 2022, 2021 and 2020 respectively. Loan fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties. The higher loan fee income in 2021 and 2020 was concentrated in commercial and industrial due to $15.4 million and $15.6 million in fees earned on PPP loans, respectively.
LOAN AND LEASE LOSS EXPERIENCE, PROBLEM ASSETS AND DELINQUENCIES
Our results of operations can be negatively impacted by nonperforming assets, which include nonaccruing loans, other real estate owned and restructured loans. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in our opinion, collection is doubtful, or when principal or interest is past due 90 days (120 days for leases and consumer loans from our partnership with Upstart) and collateral is insufficient to cover principal and interest payments. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the accretion of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectability of principal and interest.
We manage our portfolio to identify problem loans as promptly as possible and take immediate actions to minimize losses. To accomplish this, our Risk Management Administration and Credit and Asset Recovery departments monitor the asset quality of our loans and real estate portfolios and reports such information to the Retail Credit Quality Committee, Credit Policy Committee, the Finance Division, and the Audit Committee of our Board of Directors.

SOURCES OF FUNDS
We manage our liquidity risk and funding needs through our Treasury function and our Asset/Liability Committee. We have significant experience managing our funding needs through both borrowings and deposit growth.
As a financial institution, we and the Bank have access to several sources of funding. Among these are:
•Retained earnings
•Commercial, consumer, wealth and trust deposits
•Loan repayments
•Investment securities
•Federal funds purchased
•Federal Home Loan Bank (FHLB) borrowings
•Federal Reserve Discount Window access
•Brokered deposits
•Trust preferred borrowings
•Senior and subordinated debt
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
The following table shows the maturities of certificates of deposit of $250,000 or more as of December 31, 2022:

(Dollars in thousands)
Maturity Period	December 31, 2022
Less than 3 months	$40,481
Over 3 months to 6 months	14,077
Over 6 months to 12 months	96,848
Over 12 months	31,344
Total	$182,750
The estimated amount of total uninsured deposits as of December 31, 2022 was $9.3 billion as compared to $7.5 billion at December 31, 2021.
Federal Home Loan Bank Advances
As a member of the FHLB, we are able to obtain FHLB advances. At December 31, 2022, we had $350.0 million FHLB advances compared to no FHLB advances at December 31, 2021. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB and we were in compliance with this requirement with a stock investment in FHLB of $24.1 million as of December 31, 2022 and with $6.1 million at December 31, 2021.
We received $0.3 million in dividends from the FHLB during 2022 compared to $0.1 million during 2021. For additional information regarding FHLB stock, see Note 13 to the Consolidated Financial Statements.

Trust Preferred Borrowings
In 2005, the Company issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are currently callable and have a maturity date of June 1, 2035.
In connection with the BMBC Merger, WSFS acquired Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the Trusts), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $774.0 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures to the Trusts with a carrying value of $11.7 million each, totaling $23.4 million. The junior subordinated debentures incur interest at a coupon rate of 6.92% as of December 31, 2022. The rate resets quarterly based on 3-month LIBOR plus 2.15%.
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
In connection with the BMBC Merger, the Company assumed $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the 2025 Notes) which were issued in a private placement to institutional accredited investors on August 6, 2015. The 2025 Notes mature on August 15, 2025, and currently bear interest at a variable rate that resets quarterly to a level equal to the then-current three-month LIBOR rate plus 3.068% until August 15, 2025, or any early redemption date. Effective February 15, 2023, the Company redeemed all remaining outstanding principal amount of the 2025 Notes.
In connection with the BMBC Merger, the Company assumed $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) which were issued by BMBC in an underwritten public offering on December 13, 2017. The 2027 Notes mature on December 15, 2027, and currently bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 2.05% until December 15, 2027, or any early redemption date.

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
Core ROA is calculated as follows:

For the year ended
(Dollars in thousands)	December 31, 2022
Calculation of Core ROA (non-GAAP):
Net income attributable to WSFS (GAAP)	$222,375
Less: Unrealized gains on equity investments, net	(5,980)
Plus: Visa derivative valuation adjustment	2,877
Corporate development and restructuring expenses	65,222
Less: Tax impact of pre-tax adjustments	(13,809)
Adjusted net income (non-GAAP)	$270,685
Average assets	$20,463,695
ROA (GAAP)	1.09%
Core ROA (non-GAAP)	1.32%
The tangible common equity to tangible assets ratio is calculated as follows:

(Dollars in thousands)	December 31, 2022
Period End Tangible Assets
Period end assets	$19,914,755
Goodwill and intangible assets	(1,012,232)
Tangible assets	$18,902,523
Period End Tangible Common Equity
Period end Stockholder’s equity of WSFS	$2,205,113
Goodwill and intangible assets	(1,012,232)
Tangible common equity	$1,192,881
Tangible common equity to assets	6.31%

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
Transition from London Inter-Bank Offered Rate (LIBOR)
In 2014, a committee of private-market derivative participants and their regulators, the Alternative Reference Rate Committee (ARRC), was convened by the Federal Reserve to identify an alternative reference interest rate to replace LIBOR. In June 2017, the ARRC announced the Secured Overnight Financing Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The United Kingdom Financial Conduct Authority (FCA), ceased publishing most LIBOR settings as of January 1, 2022, however, the FCA will continue to publish five U.S. LIBOR settings through mid-2023. The Federal Reserve has continued to encourage banks to transition away from LIBOR as soon as practicable and the federal banking agencies have encouraged banking organizations to cease entering into new contracts that use U.S. LIBOR as a reference rate by no later than December 31, 2021, and to ensure existing contracts have robust fallback language that includes a clearly defined alternative reference rate. The Federal Reserve Bank of New York has published SOFR rates on a daily basis since April 2018 and has published SOFR "term rates" daily since early 2020.
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
Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are indexed to LIBOR. As of December 31, 2022, the Company had approximately $2.7 billion of loans and $2.0 billion of derivatives that are utilized for customer guarantees, indexed to LIBOR, that mature after 2022. In addition, the Company had approximately $192.8 million of debt securities indexed to LIBOR as of December 31, 2022, including $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 that were redeemed in full on February 15, 2023. The Company had one investment security totaling $0.5 million, and no repurchase and resale agreements or FHLB advances indexed to LIBOR as of December 31, 2022.

Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through June 2023. A cross-functional team from Finance, Commercial and Consumer Lending, Risk and IT is leading our efforts to monitor this activity and evaluate the related risks and potential process changes arising from the transition from LIBOR. An internal risk assessment was completed and the cross-functional team is working towards the migration of our existing contracts and system implementation. Our variable or floating rate instruments currently use LIBOR and give us discretion to determine a replacement benchmark rate if LIBOR becomes unavailable. In the first quarter of 2022, the Bank began utilizing Term SOFR as a replacement to LIBOR. Term SOFR was identified as the primary successor for 1 month and 3 month LIBOR due to operational similarities and ease of conversion. We are still considering the appropriate transition for our legacy contracts; however, we have begun to shift new products primarily to Term SOFR and are actively migrating the existing LIBOR indexed loan portfolio away from the LIBOR index.
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

Dividends
The principal sources of the Company’s cash are debt issuances and dividends from the Bank, supplemented by dividends from its other operating subsidiaries (including Powdermill®, Bryn Mawr Capital Management, LLC, The Bryn Mawr Trust Company of Delaware, and WSFS SPE Services, LLC). Our earnings and activities are affected by federal, state and local laws and regulations. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve that holding companies should pay cash dividends on common stock only out of earnings available for the period for which the dividend is being paid and only if prospective earnings retention is consistent with the organization’s expected future capital needs and current and prospective financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with this policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the Federal Reserve’s policy statement.
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
Bryn Mawr Capital Management, LLC
Bryn Mawr Capital Management, LLC is a registered investment adviser under the Investment Advisers Act of 1940 (the Investment Advisers Act) and as such is supervised by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Noncompliance with the Investment Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputation damage.

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
In December 2018, the federal banking agencies issued a final rule that allows institutions to elect to phase in the regulatory capital effects of the Current Expected Credit Losses (CECL) accounting standard over three years. In addition, as a result of the CARES Act enacted on March 27, 2020 in response to the COVID-19 pandemic, the federal bank regulatory agencies issued rules that allow banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. We elected to phase in the regulatory capital effects of CECL over three years, January 1, 2020 through December 31, 2022, and did not defer the effects of CECL for two years before the three-year phase-in period.
The capital ratios for the Bank and the Company, as of December 31, 2022, indicate regulatory capital levels in excess of the regulatory minimums and the levels necessary for the Bank to be considered “well capitalized.”

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
As of December 31, 2022, the Bank met all of the prerequisites for well-capitalized status. Additionally, for the Company to be considered “well capitalized” under Federal Reserve regulations, the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure.
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
The FDIC uses a risk-based premium system to calculate quarterly assessments for FDIC-insured institutions. It has revised its methodology from time to time. The current methodology has a range of initial assessment rates from 3 basis points to 30 basis points on insured deposits, subject to adjustments. An insured depository institution's rate is determined within a range of base assessment rates based in part on its CAMELS composite rating, taking into account other factors and adjustments. The methodology that the FDIC uses to calculate assessment amounts is also based on whether the Deposit Insurance Fund has met the FDIC's designated reserve ratio, which is currently 2%, and the minimum reserve ratio of 1.35% set forth in the Dodd-Frank Act. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown very rapidly while the funds in the DIF have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028.

On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2%. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including the Bank, will generally increase
The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. Management is not aware of any existing circumstances that would result in termination of our deposit insurance.
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
Branch Office Network
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
The federal banking agencies pay close attention to the cybersecurity practices of savings associations, banks, and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council, has issued several policy statements and other guidance for banks as new cybersecurity threats arise. FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart or mitigate cyber-attacks. Additionally, banking organizations are required to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred.
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
On May 5, 2022 the federal banking agencies issued a proposed rule that would substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate- income individuals and neighborhoods, under the CRA. If this rule is finalized as proposed, it may become more challenging and/or costly for insured depository institutions to achieve an “Outstanding” or “Satisfactory” CRA rating, which could negatively impact our ability to obtain regulatory approval for an acquisition.
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
We are exposed to downturns in the Delaware and Greater Philadelphia region, Mid-Atlantic and overall U.S. economy and housing markets. Unfavorable economic trends, sustained high unemployment, high costs of living, and declines in real estate values can cause a reduction in the availability of commercial credit and can negatively impact the credit performance of commercial and consumer loans, resulting in increased write-downs. These negative trends can cause economic pressure on consumers and businesses and diminish confidence in the financial markets, which may adversely affect our business, financial condition, results of operations and ability to access capital. A worsening of these conditions, such as a recession or economic slowdown, would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:
•An increase in the number of customers unable to repay their loans in accordance with the original terms, which could result in a higher level of loan and lease losses and provision for loan and lease losses;
•Decreases in customer deposits;
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
•Decreases in our Wealth Management segment's AUM portfolios as a result of, among other things, decreases in market value from investment performance losses and customers' increased financial needs;
•Downward pressure on our stock price or an impaired ability to access the capital markets or otherwise obtain needed funding on attractive terms or at all;
•Changes in the regulatory environment, including regulations promulgated or to be promulgated under federal banking legislation or other new regulations, and changes in accounting standards, could influence recognition of loan and lease losses and our allowance for credit losses, and could result in earlier recognition of loan losses and decreases in capital; and
•Increased competition due to intensified consolidation of the financial services industry and competition from non-banks.

Changes in interest rates and other factors beyond our control could have an adverse impact on our earnings.
Over the past several years, our earnings have been, and continue to be, significantly impacted by substantial [and rapid] fluctuations in the interest rate environment. In response to the economic and financial effects of the novel coronavirus (COVID-19) pandemic, the Federal Reserve initially reduced interest rates through 2020 and 2021 and instituted quantitative easing measures as well as domestic and global capital market support programs. In 2022, to curb rising inflation, the Federal Reserve increased the target Federal Funds rate−the interest rate that banks charge each other for overnight lending in order to help maintain the reserve requirements of the Federal Reserve−to a range between 4.25% and 4.5% as of December 2022 and enacted policies to achieve that target range. As the increases in the target Federal Funds rate resulted in increased costs of operating a financial institution, the costs of borrowing increased while the availability of credit and the favorable credit terms available under the Federal Reserve’s 2020 and 2021 policies generally decreased.
Our operating income and net income depend to a significant extent on our net interest margin, which is the difference between the interest yields we receive on loans, securities and other interest-earning assets and the interest rates we pay on interest-bearing deposits and other liabilities. Net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental regulatory agencies, including the Federal Reserve and the target Federal Funds rate.
We seek to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of our different types of interest-earning assets and interest-bearing liabilities, but these interest rate risk management techniques are not capable of eliminating such risks and they may not be as effective as we intend. In particular, rapid increases or decreases in interest rates could have unusually adverse effects on our net interest margin, including the impact of deposit betas, and results of operations to the extent our interest rate risk management techniques are insufficient to mitigate these risks in a timely manner. The results of our interest rate sensitivity simulation models depend upon a number of assumptions which may prove to be inaccurate. We may not be able to successfully manage our interest rate risk. In addition, increases in market interest rates and/or adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our noninterest income, as a result of reduced demand for residential loans that we pre-sell.
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
Our net interest income varies as a result of changes in interest rates as well as changes in interest rates across the yield curve. When interest rates are low, borrowers have an incentive to refinance into mortgages with longer initial fixed rate periods and fixed rate mortgages, causing our securities to experience faster prepayments. Increases in prepayments on our portfolio will cause our premium amortization to accelerate, lowering the yield on such assets. If this happens, we could experience a decrease in interest income, which may negatively impact our results of operations and financial condition.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions of and changes in the commercial soundness of other financial institutions. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions and damage to our reputation by association. Such events could adversely affect our business, results of operations, or financial condition.
The financial services industry and our market area are highly competitive.
We compete with regional and national financial institutions and other non-bank companies, some of which may have larger client bases, operate with greater resources, and offer lending terms and services that we do not or cannot offer. Some of these competitors may have other advantages, such as the favorable tax treatments available to credit unions. The financial services industry continues to consolidate due to the benefits of operating at a larger scale and is undergoing rapid technological development that may require us to further develop and invest in our digital capabilities. This competition can affect the pricing for our products and services and if the Company cannot compete effectively, we may lose market share and income resulting in an adverse effect on our business, results of operations and financial condition.
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
Our commercial loan portfolio includes commercial and industrial loans, commercial mortgage loans and construction and land development loans. Commercial mortgage loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by our customers would adversely affect our earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the larger size of loan balances, and the potential that changes in general economic and working conditions can adversely affect income-producing properties, such as reduced office usage as a result of remote work policies. A portion of our commercial mortgage, construction and land development and commercial and industrial loan portfolios includes a balloon payment feature. A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.
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
Our success depends primarily on the general economic conditions and housing markets in the state of Delaware, southeastern Pennsylvania, southern New Jersey and northern Virginia, as a large portion of our loans are made to customers in these markets. This makes us vulnerable to a downturn in the local economy and real estate markets in these areas. Declines in real estate valuations in these markets would lower the value of the collateral securing those loans, which could cause us to realize losses in the event of increased foreclosures. Local economic conditions have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. In addition, weakening in general economic conditions such as inflation, stagflation, increased costs-of-living, recession, unemployment, natural disasters or other factors beyond our control could negatively affect demand for loans, the performance of our borrowers and our financial results.
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

The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2022, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, the Bank may not continue to meet these requirements. Limitations on the Bank’s ability to accept brokered deposits (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) for any reason in the future could adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have an adverse effect on our business.
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
We are subject to extensive federal and state regulation, supervision and examination governing almost all aspects of our operations. The laws and regulations governing our business are intended primarily to protect depositors, our customers, the public, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, and not our stockholders or holders of our debt. The Federal Reserve is the primary federal regulator for the Company, the OCC is the Bank’s primary regulator and the CFPB regulates the Bank’s compliance with consumer financial protection laws. The banking laws, regulations and policies applicable to us govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, and general business operations, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, establishment of new offices, the maximum interest rate that may be charged by law and treatment of customers. In addition, federal and state banking regulators have broad authority to supervise our banking business, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation or administrative order. Failure to appropriately comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects. A government shutdown or understaffing at the Federal Reserve, the OCC and/or the CFPB could result in unforeseen delays in our ability to receive approval for certain transactions or deal with other regulatory issues. Such a delay could adversely affect our business, results of operations, or financial condition.

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
The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. These laws and regulations also provide that we are ultimately responsible to ensure our third party vendors adhere to the same laws and regulations. In addition to other bank regulatory agencies, FinCEN is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, CFPB, Drug Enforcement Administration, and Internal Revenue Service.
We are also subject to increased scrutiny of compliance with the rules enforced by OFAC regarding, among other things, the prohibition on transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. If our policies, procedures and systems or those of our third party vendors are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Any of these results could have an adverse effect on our business, financial condition, results of operations and prospects.
We are subject to numerous laws designed to protect consumers and promote community investment, including fair lending laws and the Community Reinvestment Act. Failure to comply with these laws or perform satisfactorily could lead to a wide variety of sanctions.
The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. Adverse findings in an evaluation of our fair lending compliance could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge our performance under fair lending laws in private class action litigation. Such actions could have an adverse effect on our business, financial condition, results of operations and prospects.
The Community Reinvestment Act imposes community investment obligations on insured depository institutions. If the Bank does not perform satisfactorily under the Community Reinvestment Act, as determined by the OCC, the Company and the Bank could be restricted in their ability to expand through mergers, acquisitions, and/or the establishment of branches.
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
The FCA ceased publishing most LIBOR settings as of January 1, 2022 but will continue to publish five U.S. LIBOR settings through mid-2023. We expect that the capital and debt markets will cease to use LIBOR as a benchmark, but we cannot predict whether LIBOR will actually cease to be available after its current expiration dates, whether the Secured Overnight Financing Rate (SOFR) will become the market benchmark in its place or what impact such a transition may have on our business, results of operations and financial condition.
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
As an insured depository institution with $10 billion or more in total assets, WSFS Bank is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB. The CFPB has broad authority to administer and carry out provisions of the Dodd-Frank Act with respect to the Company's consumer financial products and services and may impose requirements more onerous than those of other bank regulatory agencies. For example, the Dodd-Frank Act authorizes the CFPB to write rules or bring enforcement actions to prohibit acts or practices that are unfair, deceptive or abusive in connection with consumer financial products or services, and the concept of an "abusive" act or practice did not previously exist in federal banking law.
The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services, which has resulted in those participants expending significant time and money, including the costs of penalties, to respond to the actions pursued by the CFPB. As part of its rulemaking and enforcement activities, the CFPB has adopted interpretations of consumer protection laws that have required many market participants to change their practices and expend substantial resources to do so. In 2022, the CFPB has utilized their supervisory and enforcement powers to pursue abusive acts in several industries, including automobile loan servicing, credit card account management, debt collection, the operation of ATMs, mortgage origination, depository account management, and consumer reporting among others.
There continues to be uncertainty as to how CFPB's strategies and priorities will impact the Company's business and operations. Any changes by the CFPB in regulatory expectations, interpretations or practices could increase the risk of additional enforcement actions, fines and penalties, which could have an adverse impact on our business, results of operations, and financial condition.

5. Operational Risk
Our technology-related operational processes and procedures may not be effective in accomplishing their intended purposes.
Our operations depend upon the use of computer programs, algorithms, and other analytical tools. If such technology is ineffective at its intended purposes or includes errors in computer code, unintended bias, bad data, misuse of data, or fraud, it may adversely affect our operations. Additionally, as societal norms, legal requirements, businesses and markets evolve, our technology may not accurately reflect this evolution. There may also be technology-related issues that exist, or that develop in the future, that we have not anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. In particular, the implementations of new technologies and digital solutions may cause business disruptions that affect our ability to maintain relationships with clients, customers, depositor and employees. If our risk management framework does not effectively identify and control such risks, we could suffer unexpected losses or be adversely affected, and that could have an adverse effect on our business, results of operations and financial condition.
Our results of operations and financial condition could be adversely affected if our Cash Connect® segment’s policies, procedures and controls are inadequate to prevent a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through insurance.
The profitability of our Cash Connect® segment depends to a large degree on its ability to accurately and efficiently distribute, track, and settle large amounts of cash to its customers’ ATMs which, in turn, depends on the successful implementation and monitoring of a comprehensive system of financial and operational controls that are designed to help prevent, detect, and recover any potential loss of funds. These controls require the implementation and maintenance of complex proprietary software, the ability to track and monitor an extensive network of armored car companies, and the ability to settle large amounts of electronic funds transfers (EFT) from various ATM networks. There is a risk that those associated with armored car companies, ATM networks and processors, ATM operators, or other parties may misappropriate funds belonging to Cash Connect®. Cash Connect® has experienced such occurrences in the past. If our Cash Connect® division’s established policies, procedures and controls are inadequate, or not properly executed to prevent or detect a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through any insurance maintained by us, our business, results of operations or financial condition could be adversely affected.
System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.
Failures in, or breaches of, our computer systems and network infrastructure, or those of our third party vendors or other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our business, financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Cybersecurity breaches and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and damage to our reputation, and may discourage current and potential customers from using our Internet banking services. Our security measures, including firewalls and penetration testing, may not prevent or detect future potential losses from system failures or cybersecurity breaches.
In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our Customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of our third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. In particular, the technologies and digital solutions we have introduced as part of our Delivery Transformation initiative, including our enhanced website and personalized messaging app, are susceptible to these events. We and our third-party service providers have experienced all of these events and expect to continue to experience them in the future. These events could interrupt our business or operations, result in significant legal and financial exposure (including costs associated with remediating any security breaches), supervisory liability, regulatory enforcement action, damage to our reputation, loss of customers and business or a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had an adverse effect on us, we cannot be sure this will be the case in the future. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.

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
Our use of third-party service providers exposes us to the risk of failures in their operations and their risk and control environments. We outsource certain key functions to external parties, including some that are critical to financial reporting (including our use of hedge accounting), valuations, our mortgage-related investment activity, loan underwriting, and loan servicing. We may enter into other key outsourcing relationships in the future and continue to expand our existing reliance on third-party service providers. If one or more of these key external parties were not able to perform their functions for a period of time, perform them at an acceptable service level or handle increased volumes, or if one of them experiences a disruption in its own business or technology from any cause, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of third-party service providers also exposes us to the risk of losing intellectual property or confidential information and to other harm, including to our reputation. Our ability to monitor the activities or performance of third-party service providers may be constrained, which may make it difficult for us to assess and manage the risks associated with these relationships.
Our business may be adversely impacted by litigation and regulatory enforcement, which could expose us to significant liabilities and/or damage our reputation.
From time to time, we have and may become party to various litigation claims and legal proceedings. Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. Our trust, custody and investment management businesses are particularly subject to this risk. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, as a publicly-held company, we are subject to the risk of claims under the federal securities laws, and volatility in our stock price and those of other financial institutions increases this risk. Actions brought against us may result in injunctions, settlements, damages, fines or penalties, which could have an adverse effect on our business, financial condition or results of operations or require changes to our business. Even if we defend ourselves successfully, the cost of litigation may be substantial, and public reports regarding claims made against us may cause damage to our reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies and stockholders, consequently negatively affecting our earnings.
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
Actual outcomes, losses and related expenses of pending legal proceedings may differ materially from assessments and estimates, and may exceed the amount of any reserves we have established, which could adversely affect our reputation, business, financial condition and results of operations.

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
We have in the past and may in the future pursue acquisitions, which may disrupt our business and adversely affect our results of operations, and we may fail to realize all of the anticipated benefits of any such acquisition.
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
As we continue to integrate the business of Bryn Mawr Trust, the anticipated benefits of our acquisition of Bryn Mawr Trust, including expected revenue synergies, may not be realized fully, or at all, or may take longer to realize than expected. The Company has incurred and will continue to incur substantial expenses in integrating the business, operations, networks, systems, technology, policies and procedures of Bryn Mawr Trust into its own. As a result of these expenses, we have taken and expect to continue to take charges against our earnings. The charges taken in connection with our acquisition of Bryn Mawr Trust have been and are expected to be significant, although the aggregate amount and timing of such charges beyond what has already been reported in this report are uncertain at present. As with any merger of financial institutions, integration efforts have diverted management attention and resources, and there may be business disruptions that affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of our acquisition of Bryn Mawr Trust. These integration matters could have an adverse effect on our financial results and the value of our common stock for an undetermined period.
Acquisitions, such as our acquisition of Bryn Mawr Trust, involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies, and the diversion of management’s attention from other business concerns. We may not properly ascertain all such risks prior to an acquisition or prior to such a risk impacting us while integrating an acquired company. As a result, difficulties encountered with acquisitions could have an adverse effect on our business, financial condition and results of operations.

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
Key associates may be difficult to attract and retain.
Our Associates are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. We invest significantly in recruitment, training, development and talent management as our Associates are the cornerstone of our model. If we were unable to continue to attract and retain qualified key associates to support the various functions of our businesses, our performance, including our competitive position, could be adversely affected. As economic conditions improve, we may face increased difficulty in retaining top performers and critical skilled associates. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within WSFS or could not be sourced in the market, our ability to manage our business may be hindered or impaired.
7. Reputation Risk
Damage to our reputation could significantly harm our businesses.
Our ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by our reputation and the reputation of the financial services industry as a whole. Adverse developments may result in additional scrutiny or new litigation against us and potential sources of reputational damage are discussed throughout these risk factors. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could adversely impact our business, financial condition and results of operations.
Significant harm to our reputation can arise from sources, including economic changes, regulatory scrutiny, employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, significant or numerous failures, interruptions or breaches of our information systems, and the activities of our clients, customers and counterparties, including vendors.
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
We could also suffer significant harm to our reputation if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses, financial condition and results of operations
8. Model Risk
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
Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions. We evaluate goodwill and intangibles for impairment at least annually. Although we have determined that goodwill and other intangible assets were not impaired during 2022, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. Any future write-down of the goodwill or other intangible assets could result in a material charge to earnings.
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
Changes in the value of our deferred tax assets could adversely affect our results of operations and regulatory capital ratios.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located at 500 Delaware Ave., Wilmington, Delaware where we lease 78,432 square feet of space. At December 31, 2022, we conducted our business through 92 banking offices located in Delaware, southeastern Pennsylvania and southern New Jersey.
In addition to our branch network, we own or lease office space for 27 other loan production offices and facilities located in Delaware, southeastern Pennsylvania, southern New Jersey, Virginia and Nevada to house operational activities, Cash Connect® and our Wealth Management businesses. We owned 37 of our banking offices and other facilities while all other locations were leased.
At December 31, 2022, our premises and equipment had a net book value of $115.6 million. All of these properties are generally in good condition and are appropriate for their intended use. While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is traded on the Nasdaq Global Select Market under the symbol “WSFS.” At February 23, 2023, we had 3,595 registered common stockholders of record.
The closing market price of our common stock at February 23, 2023 was $49.69.
Dividends
For a discussion of dividend restrictions on our common stock, or of restrictions on dividends from the Company's subsidiaries to the Company, see “Business - Regulation - Regulation of the Company - Dividends” and “Business - Regulation - Regulation of WSFS Bank - Dividends Restrictions.”
Securities Authorized for Issuance Under Equity Compensation Plans
Shown below is information as of December 31, 2022 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	356,315	$42.92	869,838
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	356,315	$42.92	869,838
(1)Plans approved by stockholders include the 2013 Incentive Plan and the 2018 Incentive Plan.
Share Repurchases:
During the first quarter of 2020, the Board of Directors approved a share repurchase program authorizing the repurchase of 7,594,977 shares, or 15% of our outstanding shares as of March 31, 2020. During the second quarter of 2022, the Board of Directors of the Company approved an additional share repurchase authorization under the program of 6,358,727 shares of common stock, or 10% of its outstanding shares as of June 30, 2022. Under the programs, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The programs are consistent with our intent to return a minimum of 35% of annual core net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of regulatory minimums and, in the case of the Bank, the “well-capitalized” benchmarks.
During the three months ended December 31, 2022, the Company had 361,980 shares of common stock repurchased under the current share repurchase programs.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1, 2022 - October 31, 2022	361,980	$47.76	361,980	6,588,771
November 1, 2022 - November 30, 2022	—	—	—	6,588,771
December 1, 2022 - December 31, 2022	—	—	—	6,588,771
Total	361,980	47.76	361,980

COMPARATIVE STOCK PERFORMANCE GRAPH
The graph and table which follow show the yearly percentage change in the cumulative total shareholder return on our common stock over the last five years compared with the cumulative total shareholder return of the Dow Jones Total Market Index, the Nasdaq Bank Index and KBW Nasdaq Regional Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total shareholder return on our common stock or the indices equals the total increase in value since December 31, 2017, assuming reinvestment of all dividends paid into the common stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2017 in our common stock and in each of the indices. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
December 31, 2017 through December 31, 2022
Dollars
250
200
150
100
50
0
2017
2018
2019
2020
2021
2022
WSFS Financial Corporation
Dow Jones Total Market Index
Nasdaq Bank Index
KBW Nasdaq Regional Bank Index

	December 31, 2017 through December 31, 2022 Cumulative Total Return
	2017	2018	2019	2020	2021	2022
WSFS Financial Corporation	$100	$80	$94	$97	$110	$100
Dow Jones Total Market Index	100	97	121	133	161	150
Nasdaq Bank Index	100	84	104	96	138	115
KBW Nasdaq Regional Bank Index	100	83	102	93	128	119

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $19.9 billion in assets and $64.5 billion in assets under management (AUM) and assets under administration (AUA) at December 31, 2022, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, WSFS Bank has been in operation for more than 190 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, enriching the communities we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
As of December 31, 2022, we had seven consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), WSFS SPE Services, LLC, The Bryn Mawr Trust Company of Delaware (BMT-DE), and 601 Perkasie, LLC. We also had three unconsolidated subsidiaries, WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank had two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
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
On January 1, 2023, WSFS completed the merger and brand conversion of West Capital and Cypress and has renamed the combined entity Bryn Mawr Capital Management, LLC. Bryn Mawr Capital Management, LLC is registered as an investment advisor with the U.S. Securities and Exchange Commission and is a wholly-owned subsidiary of WSFS.
Our banking business had a total loan and lease portfolio of $11.9 billion as of December 31, 2022, which was funded primarily through commercial relationships and retail and customer generated deposits. We have built a $9.3 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide, and manages approximately $1.7 billion in total cash and services approximately 26,300 non-bank ATMs and 7,500 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports approximately 650 branded ATMs for WSFS Bank Customers, which is one of the largest branded ATM networks in our market.

Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients through multiple integrated businesses. Combined, these businesses had $64.5 billion of AUM and AUA at December 31, 2022. Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. The Bryn Mawr Trust Company of Delaware, formed by the merger of BMT-DE and Christiana Trust DE on April 1, 2022, provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. Private Wealth Management serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and traditional banking services such as credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the bank’s charter, through a broker/dealer and as a registered investment advisor (RIA). It generates revenue through fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach.
As of December 31, 2022, we service our customers primarily from our 119 offices located in Pennsylvania (61), Delaware (39), New Jersey (17) Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com, and our mobile apps.
Notable Items Impacting Results of Operations, Financial Condition and Business Outlook
Notable items in 2022 include the following:
•BMBC Merger
◦The merger was completed on January 1, 2022 with the purchase price consideration of $908.0 million and $497.2 million in net assets acquired resulted in $410.8 million of goodwill recognized, as adjusted.
◦The BMBC Merger initially added $3.5 billion of net loans and leases, $4.1 billion of deposits, and $23.6 billion of AUM and AUA.
◦We recorded $65.2 million of corporate development and restructuring expenses during the year ended December 31, 2022, primarily related to the BMBC Merger.
•Balance Sheet
◦During the year ended December 31, 2022, $1.1 billion of available-for-sale (AFS) mortgage-backed securities (MBS), or 19% of the AFS portfolio, were designated as held-to-maturity (HTM) to limit the capital impact from the rising interest rate environment.
•Credit Metrics
◦There was an increase in the allowance for credit losses (ACL) of $57.4 million during the year ended December 31, 2022, primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger. The initial $49.6 million ACL recorded includes $23.5 million related to non-purchase credit deteriorated (PCD) loans, or the initial provision for credit loss recorded, and $26.1 million related to PCD loans, which did not have an initial income statement impact, but adjusted the amortized cost basis of the loans at acquisition (i.e., a balance sheet gross-up). See “Results of Operations - Provision/Allowance for Credit Losses (ACL)” for further information.
•Other Notable Items
◦During 2022, WSFS repurchased 4,151,117 shares of common stock under the Company's share repurchase program at an average price of $46.78 per share, for an aggregate purchase price of $194.2 million
◦KCMI and its loan portfolio was sold at par value for $55.5 million.
◦The business of BMTIA was sold to Patriot Growth Insurance Services, LLC.
◦We recognized a $6.0 million unrealized gain on our equity investment in cred.ai, a Philadelphia-based fintech partner that provides a mobile-based everyday card spending experience.
◦We contributed a total of $3.0 million to the WSFS CARES Foundation during 2022.

FINANCIAL CONDITION
Total assets increased $4.1 billion, or 26%, to $19.9 billion as of December 31, 2022, compared to $15.8 billion as of December 31, 2021. These increases are primarily comprised of the following (in descending order of magnitude):
•Net loans and leases, excluding loans held for sale, increased $4.0 billion, primarily driven by the $3.5 billion of loans and leases acquired in the BMBC Merger and an increase of $457.0 million from our consumer partnerships, partially offset by the initial $49.6 million ACL recorded in connection with the BMBC Merger.
•Goodwill and intangible assets increased $410.8 million and $54.2 million, respectively, primarily due to the BMBC Merger. See Notes 3 and 11 to the Consolidated Financial Statements for additional information.
•Other assets increased $399.1 million primarily due to a $201.6 million increase on our tax asset related to unrealized losses on AFS securities and $153.6 million of BMT acquired assets.
•Total cash and cash equivalents decreased $695.7 million, primarily due to decreased deposits and increased lending activity, offset by cash acquired in the BMBC Merger.
•Total investment securities decreased $91.3 million:
◦Investment securities, held-to-maturity increased $1.0 billion primarily due to the designation of $1.1 billion (book value) of AFS MBS to HTM to limit the capital impact from the rising interest rate environment.
◦Investment securities, available-for-sale decreased $1.1 billion, primarily due to the designation of AFS MBS to HTM as mentioned above, repayments of $1.0 billion and decreased market values on available-for-sale securities of $696.9 million. These decreases were partially offset by $1.2 billion in purchases and $500.4 million acquired in the BMBC merger.
•Loans held for sale decreased $70.4 million during the twelve months ended December 31, 2022 driven by a combination of lower origination volume and higher loans sales in our mortgage banking business during the year ended December 31, 2022.
Total liabilities increased $3.9 billion, or 28%, to $17.7 billion at December 31, 2022 compared to the prior year, primarily comprised of the following (in descending order of magnitude):
•Total deposits increased $3.0 billion, primarily driven by $4.1 billion of deposits assumed in the BMBC Merger, partially offset by declines due to a reduction in customer balances spread across most business lines.
•Other liabilities increased $417.2 million primarily due to a net increase of $298.5 million in collateral held on derivatives and derivative liabilities driven by rising interest rates and $124.6 million of BMT acquired liabilities, partially offset by $34.5 million lower accrued expenses reflecting the timing of settlement for debt security trades.
•Federal Home Loan Bank advances of $350.0 million were held over year end compared to none at December 31, 2021.
•Senior and subordinated debt increased $100.2 million due to the addition of subordinated notes assumed in the BMBC Merger.
Stockholders’ equity increased $266.0 million to $2.2 billion at December 31, 2022 compared to the prior year. The increase was primarily due to $908.0 million of WSFS common shares issued in connection with the BMBC Merger and earnings of $222.4 million during the year, partially offset by a decrease of $638.1 million in accumulated other comprehensive loss from market value decreases on investment securities resulting from the current rising interest rate environment, and significant levels of capital return to shareholders including $200.1 million from the repurchase of shares of common stock under our stock repurchase plan and shares withheld to cover tax liabilities, and the payment of dividends on our common stock of $35.7 million.
We repurchased 4,151,117 and 267,309 shares of our common stock in 2022 and 2021, respectively. We held 14,310,085 shares and 10,086,936 shares of our common stock as treasury shares at December 31, 2022 and 2021, respectively.
For further information on our regulatory capital requirements, refer to our Capital Resources discussion below.

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
Regulators have established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leveraged and risk-based capital measures and certain other factors. Under the Prompt Corrective Action framework of the Federal Deposit Insurance Corporation Act, depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At December 31, 2022, the Bank was in compliance with regulatory capital requirements and all of its regulatory ratios exceeded “well-capitalized” regulatory benchmarks. The Bank’s December 31, 2022 common equity Tier 1 capital ratio of 12.86%, Tier 1 capital ratio of 12.86%, total risk based capital ratio of 13.84% and Tier 1 leverage capital ratio of 10.29%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in the Bank's capital, the holding company held $205.8 million in cash to support potential dividends, acquisitions and strategic growth plans.
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
Funding sources to support growth and meet our liquidity needs include cash from operations, commercial, consumer, wealth and trust deposit programs, loan repayments, FHLB borrowings, repurchase agreements, access to the Federal Reserve Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities, that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. We believe these sources are sufficient to meet our funding needs as well as maintain required and prudent levels of liquidity over the next twelve months and beyond.
As of December 31, 2022, the Corporation has $0.8 billion in cash, cash equivalents, and restricted cash. Additionally, the maximum borrowing capacity with the FHLB was $4.9 billion with an unused borrowing availability of $4.6 billion. Borrowing availability at the Federal Reserve Discount Window was $736.2 million, and borrowing availability through the overnight fed funds lines totaled $1.0 billion.
During the year ended December 31, 2022, cash, cash equivalents and restricted cash decreased $0.7 billion to $0.8 billion from $1.5 billion as of December 31, 2021. Cash provided by operating activities was $480.9 million, primarily reflecting the cash impact of earnings. Cash used for investing activities was $137.4 million primarily due to purchases of loans held for investment of $393.2 million, and net purchases of available-for-sale debt securities of $202.4 million. These outflows were offset by $573.7 million of net cash from the BMBC Merger. Cash used by financing activities was $1.0 billion, primarily due to a $1.2 billion net decrease in deposits, $200.1 million for repurchases of common stock under the previously announced stock repurchase plan, and common stock dividends of $35.7 million, partially offset by $350.0 million of FHLB advances due to the receipt of fixed rate FHLB term advances as part of our routine balance sheet management.

Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At December 31, 2022, we had $241.3 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 39 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases see Note 10 to the Consolidated Financial Statements. At December 31, 2022, we had $350.0 million of FHLB advances, and obligations for principal payments on long-term debt included $67.0 million for our trust preferred borrowings, due June 1, 2035, and $150.0 million for our senior debt, due December 15, 2030. In connection with the BMBC Merger, we assumed debt in the form of $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 and $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027. We also acquired Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the Trusts), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $774.0 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Company’s Consolidated Financial Statements. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures owed to the Trusts with a carrying value of $11.7 million each, totaling $23.4 million. The Company records its investments in the Trusts’ common securities of $387.0 thousand each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.
We are also contractually obligated to make interest payments on our long-term debt through their respective maturities. For additional information regarding long-term debt, see Note 13 to the Consolidated Financial Statements. At December 31, 2022, the Company had total commitments to extend credit of $2.8 billion, which are generally one year commitments. For additional information regarding commitments to extend credit, see Note 18 to the Consolidated Financial Statements.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

	At December 31,
(Dollars in thousands)	2022	2021
Nonaccruing loans:
Commercial and industrial	$6,770	$8,211
Owner-occupied commercial	386	811
Commercial mortgages	5,159	2,070
Construction	5,143	12
Residential	3,199	3,125
Consumer	2,145	2,380
Total nonaccruing loans	22,802	16,609
Other real estate owned	833	2,320
Restructured loans(1)(6)	19,737	14,204
Total nonperforming assets	$43,372	$33,133
Past due loans:
Commercial	$1,022	$1,357
Residential	—	—
Consumer(2)	15,513	8,634
Total past due loans	$16,535	$9,991
Ratio of allowance for credit losses to total gross loans and leases(3)	1.17%	1.19%
Ratio of nonaccruing loans to total gross loans and leases (4)	0.19	0.21
Ratio of nonperforming assets to total assets	0.22	0.21
Ratio of allowance for credit losses to nonaccruing loans	666	569
Ratio of allowance for credit losses to total nonperforming assets(5)	350	285
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

Nonperforming assets increased $10.2 million between December 31, 2021 and December 31, 2022. This increase was primarily due to the transfer in of one commercial relationship totaling $5.5 million and one CRE relationship totaling $2.6 million during the period. These inflows were partially offset by a partial charge-off on the CRE relationship of $0.5 million, several smaller payoffs and the continued collection of principal payments on the majority of these loans. The ratio of nonperforming assets to total assets slightly increased from 0.21% at December 31, 2021 to 0.22% at December 31, 2022.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Beginning balance	$33,133	$60,508
Additions	34,041	45,387
Collections	(17,293)	(47,477)
Transfers to accrual	(922)	(494)
Charge-offs	(5,587)	(24,791)
Ending balance	$43,372	$33,133
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

RESULTS OF OPERATIONS

2021 compared with 2020

For a discussion of our results for the year ended December 31, 2021 compared to the year ended December 31, 2020, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.
2022 compared with 2021
We recorded net income attributable to WSFS of $222.4 million, or $3.49 per diluted common share, for the year ended December 31, 2022, a decrease of $49.1 million compared to $271.4 million, or $5.69 per diluted common share, for the year ended December 31, 2021.
•Net interest income for the year ended December 31, 2022 was $662.9 million, an increase of $229.2 million compared to 2021, primarily due to an increase from the balance sheet size and mix from the BMBC Merger and the benefits of our asset-sensitive balance sheet, offset by lower purchase accounting accretion and the impact of PPP loans. See “Net Interest Income” for further information.
•Our provision for credit losses increased $165.2 million in 2022, primarily due to the release of ACL reserves that occurred in 2021 as a result of positive economic forecasts following the impact of the COVID-19 pandemic and the initial provision for credit losses recorded in connection with the BMBC Merger. See “Provision/Allowance for Credit Losses” for further information.
•Noninterest income increased $74.7 million in 2022, primarily due to increased Wealth Management revenue that is primarily attributable to the BMBC Merger, Cash Connect®, higher other banking fees, and capital markets income, partially offset by a decline in our mortgage banking business. See “Noninterest Income” for further information.
•Noninterest expense increased $195.8 million in 2022, primarily due to higher costs after the BMBC Merger. These increases include salaries and benefits, net corporate development and restructuring costs, variable operating costs, and equipment, occupancy, and intangibles expense. In addition, 2021 included the previously disclosed Charter Oak legal settlement recovery. See “Noninterest Expense” for further information.

Net Interest Income
The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2022			2021
(Dollars in thousands)	Average Balance	Interest & Dividends	Yield/ Rate(1)	Average Balance	Interest & Dividends	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$4,875,265	$253,293	5.21%	$3,801,816	$183,782	4.84%
Commercial mortgage loans	4,281,768	203,611	4.76	2,770,241	113,979	4.11
Residential	790,650	35,420	4.48	636,443	42,063	6.61
Consumer	1,543,704	86,743	5.62	1,134,569	49,330	4.35
Loans held for sale	65,927	3,687	5.59	118,803	4,094	3.45
Total loans and leases	11,557,314	582,754	5.05	8,461,872	393,248	4.65
Mortgage-backed securities(3)	5,151,469	106,606	2.07	3,340,001	55,802	1.67
Investment securities(3)	338,979	6,899	2.39	321,599	5,524	1.94
Other interest-earning assets	878,097	7,556	0.86	1,320,229	1,795	0.14
Total interest-earning assets	17,925,859	703,815	3.94	13,443,701	456,369	3.40
Allowance for credit losses	(140,916)			(161,770)
Cash and due from banks	243,579			144,778
Cash in non-owned ATMs	551,108			454,803
Bank owned life insurance	100,725			32,818
Other noninterest-earning assets	1,783,340			989,590
Total assets	$20,463,695			$14,903,920
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$3,377,321	$7,441	0.22%	$2,655,887	$2,262	0.09%
Money market	3,918,756	13,536	0.35	2,740,573	3,218	0.12
Savings	2,265,721	965	0.04	1,912,568	586	0.03
Customer time deposits	1,103,336	5,626	0.51	1,065,137	7,332	0.69
Total interest-bearing customer deposits	10,665,134	27,568	0.26	8,374,165	13,398	0.16
Brokered deposits	36,461	613	1.68	70,090	1,525	2.18
Total interest-bearing deposits	10,701,595	28,181	0.26	8,444,255	14,923	0.18
Federal Home Loan Bank advances	12,841	538	4.19	184	5	2.72
Trust preferred borrowings	90,337	3,482	3.85	67,011	1,274	1.90
Senior and subordinated debt	248,389	8,246	3.32	192,243	6,497	3.38
Other borrowed funds(4)	47,076	478	1.02	21,661	21	0.10
Total interest-bearing liabilities	11,100,238	40,925	0.37	8,725,354	22,720	0.26
Noninterest-bearing demand deposits	6,376,459			4,008,140
Other noninterest-bearing liabilities	590,814			323,715
Stockholders’ equity of WSFS	2,398,871			1,848,904
Noncontrolling interest	(2,687)			(2,193)
Total liabilities and stockholders’ equity	$20,463,695			$14,903,920
Excess of interest-earning assets over interest-bearing liabilities	$6,825,621			$4,718,347
Net interest and dividend income		$662,890			$433,649
Interest rate spread			3.57%			3.14%
Net interest margin			3.71%			3.23%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities held-to-maturity (at amortized cost) and securities available-for-sale (at fair value).
(4)Includes federal funds purchased.

Net interest income increased $229.2 million, or 53%, to $662.9 million in 2022, compared to 2021 primarily due to a $191.2 million increase from the balance sheet size and mix due to the BMBC Merger and $71.9 million from the benefits of our asset-sensitive balance sheet. Offsetting these increases were $18.5 million lower PPP income and a $15.4 million decrease in purchase accounting accretion. Net interest margin increased 48 bps to 3.71% in 2022 from 3.23% in 2021. The increase was primarily due to 47 bps from the benefits of our asset-sensitive balance sheet and 22 bps increase from balance sheet size and mix due to the BMBC Merger, partially offset by 15 bps from lower purchase accounting accretion and 6 bps from the impact of PPP loans in the prior year.

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

Year Ended December 31,	2022 vs. 2021
(Dollars in thousands)	Volume	Yield/Rate	Net
Interest Income:
Loans:
Commercial loans and leases(1)	$54,701	$14,810	$69,511
Commercial mortgage loans	69,490	20,142	89,632
Residential	8,785	(15,428)	(6,643)
Consumer	20,674	16,739	37,413
Loans held for sale	(2,294)	1,887	(407)
Mortgage-backed securities	35,241	15,563	50,804
Investment securities(2)	260	1,115	1,375
Other interest-earning assets	(810)	6,571	5,761
Unfavorable	186,047	61,399	247,446
Interest expense:
Deposits:
Interest-bearing demand	819	4,360	5,179
Money market	1,891	8,427	10,318
Savings	135	244	379
Customer time deposits	258	(1,964)	(1,706)
Brokered certificates of deposits	(617)	(295)	(912)
FHLB advances	528	5	533
Trust preferred borrowings	559	1,649	2,208
Senior and subordinated debt	1,866	(117)	1,749
Other borrowed funds	51	406	457
Favorable	5,490	12,715	18,205
Net change, as reported	$180,557	$48,684	$229,241
(1)Includes a tax-equivalent income adjustment related to commercial loans.
(2)Includes a tax-equivalent income adjustment related to municipal bonds.

Investment Securities
The following table details the maturity and weighted average yield of the available-for-sale investment portfolio as of December 31, 2022:

(Dollars in thousands)	Maturing During 2023	Maturing From 2024 Through 2027	Maturing From 2028 Through 2032	Maturing After 2032	Total
Collateralized mortgage obligations (CMO)
Amortized cost	$—	$24,810	$70,629	$513,395	$608,834
Weighted average yield	—%	2.19%	2.05%	1.86%	1.89%
Fannie Mae (FNMA) mortgage-backed securities (MBS)
Amortized cost	—	57,558	202,105	3,563,373	3,823,036
Weighted average yield	—%	2.25%	2.23%	1.97%	1.99%
Freddie Mac (FHLMC) MBS
Amortized cost	—	647	45,260	89,647	135,554
Weighted average yield	—%	2.45%	2.46%	3.05%	2.85%
Ginnie Mae (GNMA) MBS
Amortized cost	—	—	758	38,358	39,116
Weighted average yield	—%	—%	3.03%	2.89%	2.90%
Government-sponsored enterprises (GSE)
Amortized cost	—	—	147,025	80,985	228,010
Weighted average yield	—%	—%	1.27%	1.32%	1.29%
Total amortized cost	$—	$83,015	$465,777	$4,285,758	$4,834,550
Weighted average yield	—%	2.24%	1.93%	1.97%	1.97%

As of December 31, 2022, WSFS does not have any tax-exempt securities within the available-for-sale investment portfolio. Yields are calculated on a weighted average basis using the investments amortized cost and respective average yields for each investment category. Expected maturities of mortgage-backed securities may differ from contractual maturities due to calls or prepay obligations.

Provision/Allowance for Credit Losses (ACL)
We maintain an ACL at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, which we evaluate in accordance with applicable accounting principles, as discussed further in “Nonperforming Assets.” Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments.
For the year ended December 31, 2022, we recorded a provision for credit losses of $48.1 million, a net change of $165.2 million, compared to the recovery of credit losses of $117.1 million in 2021. The increase was primarily due to the release of ACL reserves in 2021 from positive economic forecasts following the impact of the COVID-19 pandemic and the initial provision for credit losses of $23.5 million recorded in connection with the BMBC Merger.
The ACL was $151.9 million at December 31, 2022 compared to $94.5 million at December 31, 2021. The increase of the ACL was primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger. The initial $49.6 million ACL recorded includes $23.5 million related to non-PCD loans, or the initial provision for credit loss recorded, and $26.1 million related to PCD loans, which does not have an initial income statement impact, but adjusts the amortized cost basis of the loans at acquisition (i.e., a balance sheet gross-up). The ratio of allowance for credit losses to total loans and leases was 1.17% at December 31, 2022 and 1.19% at December 31, 2021.
The following tables detail the allocation of the ACL and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of December 31, 2022
Allowance for credit losses	$59,394	$6,019	$21,473	$6,987	$4,668	$53,320	$151,861
% of ACL to total ACL	39%	4%	14%	5%	3%	35%	100%
Loan portfolio balance	$3,134,326	$1,809,582	$3,351,084	$1,044,049	$759,465	$1,810,930	$11,909,436
% to total loans and leases	26%	15%	28%	9%	7%	15%	100%
Year ended December 31, 2022
Charge-offs	$19,004	$179	$581	$—	$186	$7,520	$27,470
Recoveries	6,112	278	223	2,567	665	793	10,638
Net charge-offs (recoveries)	$12,892	$(99)	$358	$(2,567)	$(479)	$6,727	$16,832
Average loan balance	$3,043,836	$1,831,428	$3,319,687	$962,082	$787,273	$1,543,704	$11,488,010
Ratio of net charge-offs (recoveries) to average gross loans	0.42%	(0.01)%	0.01%	(0.27)%	(0.06)%	0.44%	0.15%

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of December 31, 2021
Allowance for credit losses	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
% of ACL to total ACL	53%	5%	12%	2%	4%	24%	100%
Loan portfolio balance	$2,270,319	$1,341,707	$1,881,510	$687,213	$542,733	$1,158,573	$7,882,055
% to total loans and leases	28%	17%	24%	9%	7%	15%	100%
Year ended December 31, 2021
Charge-offs	$23,592	$83	$73	$2,473	$—	$2,094	$28,315
Recoveries	8,756	160	269	—	789	1,131	11,105
Net charge-offs (recoveries)	$14,836	$(77)	$(196)	$2,473	$(789)	$963	$17,210
Average loan balance	$2,463,933	$1,337,883	$1,994,995	$775,246	$628,411	$1,134,569	$8,335,037
Ratio of net charge-offs (recoveries) to average gross loans	0.60%	(0.01)%	(0.01)%	0.32%	(0.13)%	0.08%	0.21%
(1)Includes commercial small business leases and PPP loans.
(2)Excludes reverse mortgages.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

Noninterest Income
Noninterest income increased $74.7 million to $260.1 million in 2022 from $185.5 million in 2021. This increase reflects a $61.6 million increase in Wealth Management revenue, of which $55.9 million was attributable to the combination with Bryn Mawr Trust; $12.7 million from Cash Connect® driven by the rising rate environment and continued growth in the smart safe space; $12.5 million in other banking fees, including fees associated with our consumer lending partnerships, gain on sale of SBA loans and traditional bank service fees; and $7.9 million in capital markets income. The increase was partially offset by a $15.9 million decrease in mortgage banking activities primarily resulting from the decline in refinancing originations compared to the historically higher levels in 2021. Our diverse fee-based businesses support sustainability of noninterest income through economic cycles.
Noninterest Expenses
Noninterest expense increased $195.8 million to $574.3 million in 2022 from $378.5 million in 2021. The increase was primarily due to higher costs after the BMBC Merger. These higher costs include salaries and benefits of $69.7 million; net corporate development and restructuring costs of $52.2 million; higher variable operating costs of $28.0 million, including $7.3 million from Cash Connect®; and $25.1 million from equipment, occupancy, and intangibles expense. In addition, 2021 included a previously disclosed $15.0 million recovery of legal settlement associated with Charter Oak.
Income Taxes
We recorded $78.0 million of income tax expense for the year ended December 31, 2022 compared to $86.1 million for the year ended December 31, 2021. The decrease in income tax expense was primarily driven by a decrease in income before taxes of $57.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The effective tax rates for the years ended December 31, 2022 and 2021 were 25.9% and 24.1%, respectively. The effective tax rate for year ended December 31, 2022 increased primarily due to higher state income taxes associated with the BMBC Merger. In addition, the 2022 effective tax rate reflects the impact of the write-off of $6.7 million of nondeductible goodwill related to the sale of the BMT Insurance Advisors business. Further, the tax expense associated with nondeductible acquisition costs in 2022 decreased compared to 2021. Nondeductible acquisition costs of $1.8 million were recognized during the year ended December 31, 2022 compared to $3.9 million incurred in 2021.
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

SEGMENT INFORMATION
For financial reporting purposes, our business has three reporting segments: WSFS Bank, Cash Connect®, and Wealth Management. The WSFS Bank segment provides loans and leases and other financial products to commercial and consumer customers. Cash Connect® provides ATM vault cash, smart safe and other cash logistics services in the U.S through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide. The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients.
WSFS Bank Segment
The WSFS Bank segment income before taxes decreased $83.2 million, or 28%, in 2022 compared to 2021 primarily due to a $161.6 million increase in the provision for credit losses due to the release of ACL reserves in 2021 from positive economic forecasts following the impact of the COVID-19 pandemic the initial provision for credit losses of $23.5 million recorded in connection with the BMBC Merger. In addition, external operating expenses increased $137.7 million, or 42%, reflecting the BMBC Merger. These increases were partially offset by an increase in external net interest income of $227.9 million, or 54%.
Cash Connect® Segment
The Cash Connect® segment income before taxes decreased to $7.3 million in 2022 from $10.2 million in 2021. During 2022, the Cash Connect® segment focused on expanding smart safe and ATM managed services to increase fee income while optimizing funding source composition and operational efficiency in the rapidly rising interest rate environment.. The interest rate environment materially increased vault operating expenses, resulting in a full-year 2022 ROA for the Cash Connect® segment of 1.01%, a decrease of 67 bps in comparison with full-year 2021. Cash Connect® had $1.7 billion in total cash managed at December 31, 2022 and 2021. At year-end 2022, Cash Connect® serviced approximately 26,300 non-bank ATMs and approximately 7,500 retail smart safes nationwide compared to approximately 27,400 non-bank ATMs and approximately 6,300 smart safes at year-end 2021.
Wealth Management Segment
The Wealth Management segment income before taxes increased $28.9 million in 2022 compared to 2021, primarily attributable to the combination with Bryn Mawr Trust and growth in our institutional trust activity. At December 31, 2022, Wealth Management had AUA/AUM of $64.5 billion, an 87% increase from 2021 balances. WSFS Institutional Services® ended 2022 as the securitization industry's fifth most active trustee for U.S. ABS and MBS according to Asset-Backed Alert’s ABS Database.
Segment financial information for the years ended December 31, 2022, 2021 and 2020 is provided in Note 22 to the Consolidated Financial Statements.

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
The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2022 are shown in the following table:

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Interest-rate sensitive assets:
Loans(1):
Commercial loans and leases	$4,350,531	$1,406,598	$320,488	$9,889	$6,087,506
Commercial mortgage loans	2,326,449	852,280	181,065	4,115	3,363,909
Residential(2)	143,486	272,254	268,579	91,157	775,476
Consumer	943,251	641,895	202,348	3,451	1,790,945
Loans held for sale	47,994	1,693	2,196	1,460	53,343
Investment securities, available-for-sale	713,092	1,875,009	2,185,852	253,031	5,026,984
Investment securities, held-to-maturity	97,085	312,877	551,571	150,096	1,111,629
Other interest-earning assets	24,116	—	—	—	24,116
Total interest-rate sensitive assets:	$8,646,004	$5,362,606	$3,712,099	$513,199	$18,233,908
Interest-rate sensitive liabilities:
Interest-bearing deposits:
Interest-bearing demand	$1,673,341	$—	$—	$—	$1,673,341
Savings	1,209,688	—	—	—	1,209,688
Money market	2,951,916	—	—	—	2,951,916
Customer time deposits	863,005	236,343	1,682	—	1,101,030
Trust preferred borrowings	90,442	—	—	—	90,442
Senior and subordinated debt	100,000	148,169	—	—	248,169
Other borrowed funds	155,751	—	—	—	155,751
Total interest-rate sensitive liabilities:	$7,394,143	$384,512	$1,682	$—	$7,780,337
Excess of interest-rate sensitive assets over interest-rate liabilities (interest-rate sensitive gap)	$1,251,861	$4,978,094	$3,710,417	$513,199	$10,453,571
One-year interest-rate sensitive assets/interest-rate sensitive liabilities	116.93%
One-year interest-rate sensitive gap as a percent of total assets	6.29%
(1)Loan balances exclude nonaccruing loans, deferred fees and costs
(2)Includes reverse mortgage loans

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
Allowance for Credit Losses
We maintain an allowance for credit losses (ACL) which represents our best estimate of expected losses in our financial assets, which include loans, leases and held-to-maturity debt securities. We establish our allowance in accordance with guidance provided in ASC 326, Financial Instruments – Credit Losses. The ACL includes two primary components: (i) an allowance established on financial assets which share similar risk characteristics collectively evaluated for credit losses (collective basis), and (ii) an allowance established on financial assets which do not share similar risk characteristics with any loan segment and is individually evaluated for credit losses (individual basis). We consider the determination of the allowance for credit losses to be critical because it requires significant judgment reflecting our best estimate of expected credit losses based on our historical loss experience, current conditions and economic forecasts. Our evaluation is based upon a continuous review of our financial assets, with consideration given to evaluations resulting from examinations performed by regulatory authorities. See Note 8 to the Consolidated Financial Statements, for further discussion of the ACL.
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
Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on our financial assets, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACL because a wide variety of factors and inputs are considered in these estimates and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across the Company’s portfolio mix and segmentation. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As of December 31, 2022, the Company believes that its ACL was adequate.

Business Combinations
We account for business combinations under ASC 805, Business Combinations using the acquisition method of accounting and record the identifiable assets acquired, liabilities assumed, consideration paid, and any non-controlling interests of the acquired business at fair value at the acquisition date. The excess of consideration paid over the fair value of the net assets acquired is recorded as goodwill. The fair values are preliminary estimates subject to adjustments during the measurement period, which does not exceed one year after acquisition. The application of business combination principles, including the determination of the fair value of net assets acquired, requires the use of significant estimates and assumptions under ASC 820, Fair Value Measurement. See Note 3 to the Consolidated Financial Statements. Determining estimated fair value requires a significant amount of judgment and estimates. If our assumptions change, or errors are determined in its calculations, the fair value could materially change resulting in an adjustment to our goodwill or identifiable net assets acquired, including identified intangible assets. As of December 31, 2022, the Company believes that the fair value of the assets acquired, liabilities assumed, consideration paid, and any non-controlling interests of the acquired business at fair value at the acquisition date was appropriately determined in accordance with GAAP.
For information on Recent Accounting Pronouncements see Note 2 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. In response to the economic and financial effects of COVID-19, the FOMC reduced interest rates through 2020 and 2021 and instituted quantitative easing measures as well as domestic and global capital market support programs. The FOMC raised the federal funds target rate seven times in 2022 for a total of 425 basis points and 25 basis points in February 2023, and has suggested it may continue raising interest rates further in 2023. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At December 31, 2022 interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $1.3 billion. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 116.93% at December 31, 2022 compared with 120.40% at December 31, 2021. In addition, the one-year interest-sensitive gap as a percentage of total assets was 6.29% at December 31, 2022 compared to 7.28% at December 31, 2021.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2022 and December 31, 2021.

Change in Interest Rate (Basis Points)	December 31, 2022		December 31, 2021
	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
300	18.5%	27.54%	25.1%	24.27%
200	12.3%	26.44%	16.6%	23.07%
100	6.1%	25.22%	8.2%	21.76%
50	3.1%	24.56%	4.1%	20.33%
25	1.5%	24.22%	2.0%	20.05%
—	—%	23.87%	—%	19.73%
(25)	(1.6)%	23.50%	(1.4)%	19.28%
(50)	(3.3)%	23.10%	(2.2)%	18.72%
(100)	(6.8)%	22.20%	(3.8)%	17.36%
(200)(3)	(14.0)%	20.20%	NMF	NMF
(300)(3)	(21.2)%	17.90%	NMF	NMF
(1)The percentage difference between net interest income in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)The economic value of equity ratio in a stable interest rate environment and the economic value of equity projected under the various rate change environments.
(3)At December 31, 2021, sensitivity indicated by a decrease of 200 and 300 basis points is deemed not meaningful (NMF) given the low absolute level of interest rates at that time.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of WSFS Financial Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, , the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, a, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022,based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Assessment of the Allowance for Credit Losses for Loans and Leases Evaluated on a Collective Basis
As discussed in Note 8 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2022 was $151.9 million, of which $149.4 million related to the allowance for credit losses on loans and leases evaluated on a collective basis (the collective ACL). The collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics. For the commercial portfolio, the Company uses a base loss rate methodology which applies a probability of default (PD) and loss given default (LGD) which are calculated based on the historical rate of migration. The historical rate of migration is based on the historical rate of credit loss measured during a look-back period (LBP). The historical rate of credit loss is determined based on internally assessed risk ratings and loan segments and then adjusted for the economic forecast scenario and macroeconomic assumptions over reasonable and supportable forecast periods. For the retail portfolio, the Company uses a base loss rate methodology which calculates historical loss rates based on average net loss rates over the LBP that incorporates the economic forecast assigned to that loan. After the reasonable and supportable forecast periods, the Company reverts on a straight-line basis over the reversion period to its historical loss rates, evaluated over the LBP, for the remaining life of both commercial and retail loans and leases. The LBP, reasonable and supportable forecast, and reversion period are established for each portfolio segment. The Company estimates the exposure at default using a method which projects prepayments over the life of the loans and leases. In order to capture the unique risks of the loan and lease portfolio within the PD, LGD and average net loss rates, the Company segments the portfolio into pools, considering similar risk characteristics. A portion of the collective ACL is comprised of adjustments to historical loss information for various internal and external conditions. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit losses.
We identified the assessment of the December 31, 2022 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and quantitative model used to estimate (1) the PD, LGD and average net loss rates and their significant assumptions, including portfolio segmentation, the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast periods, the LBP for both the commercial and retail portfolio, and credit risk ratings for commercial loans, and (2) the qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the quantitative model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
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

We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2022 collective ACL by evaluating:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the account estimates

/s/ KPMG LLP

We have served as the Company's auditor since 1994.

Philadelphia, Pennsylvania
February 28, 2023

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020
Interest income:
Interest and fees on loans and leases	$582,754	$393,248	$460,394
Interest on mortgage-backed securities	106,606	55,802	48,377
Interest and dividends on investment securities:
Taxable	2,812	2,805	1,191
Tax-exempt	4,087	2,719	3,428
Other interest income	7,556	1,795	1,015
	703,815	456,369	514,405
Interest expense:
Interest on deposits	28,181	14,923	39,262
Interest on Federal Home Loan Bank advances	538	5	1,950
Interest on senior and subordinated debt	8,246	6,497	4,998
Interest on trust preferred borrowings	3,482	1,274	1,751
Interest on federal funds purchased	443	—	471
Interest on other borrowings	35	21	18
	40,925	22,720	48,450
Net interest income	662,890	433,649	465,955
Provision for (recovery of) credit losses	48,089	(117,087)	153,180
Net interest income after provision for (recovery of) credit losses	614,801	550,736	312,775
Noninterest income:
Credit/debit card and ATM income	40,088	29,479	35,014
Investment management and fiduciary revenue	121,608	62,348	48,979
Deposit service charges	24,484	22,090	19,999
Mortgage banking activities, net	7,271	23,216	30,201
Loan and lease fee income	6,275	7,533	4,518
Security gains, net	—	331	9,076
Unrealized gains on equity investments, net	5,980	5,141	761
Realized (loss) gain on sale of equity investment, net	—	(706)	22,052
Bank owned life insurance income	1,804	1,251	1,280
Other income	52,624	34,797	29,145
	260,134	185,480	201,025
Noninterest expense:
Salaries, benefits and other compensation	283,905	214,167	194,317
Occupancy expense	40,885	32,802	32,105
Equipment expense	40,994	29,040	23,793
Professional fees	18,497	15,614	18,757
Data processing and operations expenses	20,876	14,074	12,600
Marketing expense	7,230	5,413	5,677
FDIC expenses	6,098	4,081	2,148
Loan workout and other credit costs	702	663	6,899
Corporate development expense	42,749	11,676	4,328
Restructuring expense	22,473	1,346	510
Recovery of legal settlement	—	(15,000)	—
Loss on early extinguishment of debt	—	1,087	2,280
Other operating expense	89,917	63,553	65,430
	574,326	378,516	368,844
Income before taxes	300,609	357,700	144,956
Income tax provision	77,961	86,095	31,636
Net income	$222,648	$271,605	$113,320
Less: Net income (loss) attributable to noncontrolling interest	273	163	(1,454)
Net income attributable to WSFS	$222,375	$271,442	$114,774
Basic earnings per share	$3.50	$5.71	$2.27
Diluted earnings per share	$3.49	$5.69	$2.27
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income	$222,648	$271,605	$113,320
Less: Net gain (loss) attributable to noncontrolling interest	273	163	(1,454)
Net income attributable to WSFS	$222,375	$271,442	$114,774
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(167,261), $(29,523), and $12,585, respectively	(529,660)	(93,503)	39,853
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $—, $80, and $2,178, respectively	—	(252)	(6,898)
	(529,660)	(93,755)	32,955
Net change in securities held-to-maturity
Net change in unrealized losses on securities reclassified to held-to-maturity, net of tax expense of $34,319, $32, and $60, respectively(1)(2)	(108,678)	(101)	(192)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain (loss), prior service cost and transition obligation, net of tax (benefit) expense of $(5), $50, and $(585), respectively	209	97	(1,683)
Pension settlement, net of tax expense of $—, $— and $67, respectively	—	—	212
	209	97	(1,471)
Net change in cash flow hedge
Net unrealized gain arising during the period, net of tax expense of $—, $—, and $493, respectively	—	—	1,560
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $51, $119 and $106, respectively	(160)	(378)	(337)
	(160)	(378)	1,223
Net change in equity method investments
Net change in other comprehensive income (loss) of equity method investments, net of tax expense (benefit) of $67, $114, and $(3), respectively	213	362	(9)
Total other comprehensive (loss) income	(638,076)	(93,775)	32,506
Total comprehensive (loss) income	$(415,701)	$177,667	$147,280
(1)Includes $119.8 million, net of tax benefit, of unrealized losses on transferred investment securities with a book value of $1.1 billion from available-for-sale to held-to-maturity for the year ended December 31, 2022.
(2)Includes amortization of unrealized gains and losses on securities reclassified to held-to-maturity.

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except per share and share data)	2022	2021
Assets:
Cash and due from banks	$332,961	$1,046,992
Cash in non-owned ATMs	499,017	480,527
Interest-bearing deposits in other banks including collateral (restricted cash) of $4,650 at December 31, 2022 and $5,050 at December 31, 2021	5,280	5,420
Total cash, cash equivalents, and restricted cash	837,258	1,532,939
Investment securities, available for sale (amortized cost of $4,834,550 at December 31, 2022 and $5,249,882 at December 31, 2021)	4,093,060	5,205,311
Investment securities, held to maturity, net of allowance for credit losses of $10 at December 31, 2022 and $4 at December 31, 2021 (fair value $1,040,104 at December 31, 2022 and $94,131 at December 31, 2021)	1,111,619	90,642
Other investments	26,120	10,518
Loans held for sale at fair value	42,985	113,349
Loans and leases, net of allowance of $151,861 at December 31, 2022 and $94,507 at December 31, 2021	11,759,992	7,791,482
Bank-owned life insurance	101,935	33,099
Stock in Federal Home Loan Bank of Pittsburgh, at cost	24,116	6,073
Other real estate owned	833	2,320
Accrued interest receivable	74,448	41,596
Premises and equipment	115,603	87,295
Goodwill	883,637	472,828
Intangible assets	128,595	74,403
Other assets	714,554	315,472
Total assets	$19,914,755	$15,777,327
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,739,647	$4,565,143
Interest-bearing demand	10,463,922	8,674,919
Total deposits	16,203,569	13,240,062
Federal Home Loan Bank advances	350,000	—
Trust preferred borrowings	90,442	67,011
Senior and subordinated debt	248,169	147,939
Other borrowed funds	38,283	24,527
Accrued interest payable	5,174	736
Other liabilities	777,232	360,036
Total liabilities	17,712,869	13,840,311
Stockholders’ Equity:
Common stock 0.01 par value, shares authorized of 90,000,000; shares issued of 75,921,997 at December 31, 2022 and 57,695,676 at December 31, 2021	759	577
Capital in excess of par value	1,974,210	1,058,997
Accumulated other comprehensive (loss) income	(675,844)	(37,768)
Retained earnings	1,411,243	1,224,614
Treasury stock at cost, 14,310,085 shares at December 31, 2022 and 10,086,936 shares at December 31, 2021	(505,255)	(307,321)
Total stockholders’ equity of WSFS	2,205,113	1,939,099
Noncontrolling interest	(3,227)	(2,083)
Total stockholders’ equity	2,201,886	1,937,016
Total liabilities and stockholders’ equity	$19,914,755	$15,777,327

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2019	57,435,658	$575	$1,049,064	$23,501	$917,377	$(140,211)	$1,850,306	$(815)	$1,849,491
Cumulative change in accounting principle	—	—	—	—	(30,368)	—	(30,368)	—	(30,368)
Balance, January 1, 2020 (as adjusted for change in accounting principle)	57,435,658	575	1,049,064	23,501	887,009	(140,211)	1,819,938	(815)	1,819,123
Net income (loss)	—	—	—	—	114,774	—	114,774	(1,454)	113,320
Other comprehensive income	—	—	—	32,506	—	—	32,506	—	32,506
Cash dividend, $0.48 per share	—	—	—	—	(24,369)	—	(24,369)	—	(24,369)
Issuance of common stock including proceeds from exercise of common stock options	140,125	1	2,031	—	—	—	2,032	—	2,032
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	23	23
Stock-based compensation expense	—	—	2,677	—	—	—	2,677	—	2,677
Repurchase of common stock (1)	—	—	(750)	—	—	(155,082)	(155,832)	—	(155,832)
Balance, December 31, 2020	57,575,783	$576	$1,053,022	$56,007	$977,414	$(295,293)	$1,791,726	$(2,246)	$1,789,480
Net income	—	—	—	—	271,442	—	271,442	163	271,605
Other comprehensive loss	—	—	—	(93,775)	—	—	(93,775)	—	(93,775)
Cash dividend, $0.51 per share	—	—	—	—	(24,242)	—	(24,242)	—	(24,242)
Issuance of common stock including proceeds from exercise of common stock options	119,893	1	1,521	—	—	—	1,522	—	1,522
Stock-based compensation expense	—	—	5,694	—	—	—	5,694	—	5,694
Repurchase of common stock (1)	—	—	(1,240)	—	—	(12,028)	(13,268)	—	(13,268)
Balance, December 31, 2021	57,695,676	$577	$1,058,997	$(37,768)	$1,224,614	$(307,321)	$1,939,099	$(2,083)	$1,937,016
Net income	—	—	—	—	222,375	—	222,375	273	222,648
Other comprehensive loss	—	—	—	(638,076)	—	—	(638,076)	—	(638,076)
Cash dividend, $0.56 per share	—	—	—	—	(35,746)	—	(35,746)	—	(35,746)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	(504)	(504)
Issuance of common stock including proceeds from exercise of common stock options	109,473	1	3,178	—	—	—	3,179	—	3,179
Issuance of common stock in acquisition of BMT	18,116,848	181	907,835	—	—	—	908,016	—	908,016
Noncontrolling interest assumed in acquisition	—	—	—	—	—	—	—	(913)	(913)
Stock-based compensation expense	—	—	6,349	—	—	—	6,349	—	6,349
Repurchase of common stock (1)	—	—	(2,149)	—	—	(197,934)	(200,083)	—	(200,083)
Balance, December 31, 2022	75,921,997	$759	$1,974,210	$(675,844)	$1,411,243	$(505,255)	$2,205,113	$(3,227)	$2,201,886

(1)Repurchase of common stock for the years ended December 31, 2022, 2021 and 2020 included 4,151,117, 267,309 and 3,950,855 shares repurchased, respectively, in connection with the Company's share buyback program approved by the Board of Directors, and 113,039, 31,188 and 24,910 shares withheld, respectively, to cover tax liabilities.
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Operating activities:
Net income	$222,648	$271,605	$113,320
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	48,089	(117,087)	153,180
Depreciation of premises and equipment, net	24,152	15,410	14,999
Accretion of fees, premiums and discounts, net	(28,378)	(38,257)	(60,159)
Amortization of intangible assets	18,401	10,583	10,909
Amortization of right of use lease asset	17,990	11,844	12,290
Decrease in operating lease liability	(16,291)	(11,941)	(12,170)
Income from mortgage banking activities, net	(7,271)	(23,216)	(30,201)
Gain on sale of securities, net	—	(331)	(9,076)
Gain on sale of other real estate owned and valuation adjustments, net	(221)	(385)	(25)
Stock-based compensation expense	6,349	5,694	2,677
Unrealized gains on equity investments, net	(5,980)	(5,141)	(761)
Realized loss (gain) on sale of equity investment, net	—	706	(22,052)
Deferred income tax (benefit) expense	(4,005)	39,838	(32,848)
(Increase) decrease in accrued interest receivable	(22,151)	2,739	(6,241)
Increase in other assets	(58,852)	(46,378)	(18,339)
Origination of loans held-for-sale	(527,684)	(971,863)	(942,188)
Proceeds from sales of loans held-for-sale	501,186	991,411	824,134
Increase (decrease) in accrued interest payable	1,196	(714)	(1,653)
Increase (decrease) in other liabilities	315,065	(4,807)	24,675
Increase in value of bank-owned life insurance	(1,311)	(1,048)	(1,757)
Increase in capitalized interest, net	(2,078)	(3,014)	(3,572)
Net cash provided by operating activities	$480,854	$125,648	$15,142
Investing activities:
Purchases of investment securities held to maturity	$(120,868)	$—	$(6,307)
Repayments, maturities and calls of investment securities held to maturity	66,186	20,365	27,085
Sale of investment securities available-for-sale	—	14,051	305,812
Purchases of investment securities available-for-sale	(1,218,022)	(3,490,596)	(1,454,699)
Repayments of investment securities available-for-sale	1,015,603	697,480	606,156
Proceeds from bank-owned life insurance death benefit	1,437	—	—
Net proceeds from sale of equity investments	—	4,899	85,850
Net cash from business combinations	573,745	—	—
Net (increase) decrease in loans and leases	(41,324)	1,453,471	(222,138)
Purchases of loans held for investment	(393,159)	(188,076)	(226,953)
Purchases of FHLB stock	(51,518)	(625)	(145,400)
Redemption of FHLB stock	36,207	323	160,726
Sales of assets acquired through foreclosure, net	1,964	2,489	2,014
Sale of premise and equipment	1,191	427	69
Investment in premises and equipment, net	(8,809)	(6,576)	(7,159)
Net cash used in investing activities	$(137,367)	$(1,492,368)	$(874,944)

(continued on following page)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Financing activities:
Net (decrease) increase in demand and saving deposits	$(1,123,468)	$1,760,031	$2,501,442
Decrease in time deposits	(94,251)	(169,871)	(197,765)
Increase (decrease) in brokered deposits	61,705	(202,625)	(29,474)
Receipts from FHLB advances	1,873,100	1,000	5,047,424
Repayments of FHLB advances	(1,523,100)	(7,623)	(5,153,476)
Receipts from federal funds purchased	2,730,001	—	8,030,475
Repayments of federal funds purchased	(2,730,001)	—	(8,225,475)
Contribution from noncontrolling shareholders	(504)	—	23
Cash dividend	(35,746)	(24,242)	(24,369)
Issuance of common stock and exercise of common stock options	3,179	1,522	2,032
Redemption of senior debt	—	(100,000)	—
Issuance of senior debt, net of costs	—	—	147,780
Repurchase of common shares	(200,083)	(13,268)	(155,832)
Net cash (used in) provided by financing activities	$(1,039,168)	$1,244,924	$1,942,785
(Decrease) increase in cash, cash equivalents, and restricted cash	$(695,681)	$(121,796)	$1,082,983
Cash, cash equivalents, and restricted cash at beginning of period	1,532,939	1,654,735	571,752
Cash, cash equivalents, and restricted cash at end of period	$837,258	$1,532,939	$1,654,735
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$36,487	$23,434	$50,103
Cash paid for income taxes, net	58,148	40,691	72,756
Non-cash information:
Loans transferred to other real estate owned	$630	$1,972	$2,674
Loans transferred to portfolio from held-for-sale at fair value	97,848	72,621	34,517
Securities transferred to held-to-maturity from available-for-sale at fair value	931,421	—	—
Available-for-sale securities purchased, not settled	—	34,489	—
Fair value of assets acquired, net of cash received	4,713,544	—	—
Fair value of liabilities assumed	4,379,273	—	—
Impact of ASC 326 Adoption:
Allowance for credit losses on held-to-maturity debt securities	—	—	(8)
Allowance for credit losses on loans and leases	—	—	(35,855)
Deferred tax assets	—	—	8,461
Allowance for credit losses on unfunded lending commitments	—	—	(2,966)
Retained earnings	—	—	30,368
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
The Consolidated Financial Statements include the accounts of the Company, WSFS Bank, WSFS Wealth Management, LLC (Powdermill®), WSFS Capital Management, LLC (West Capital), Cypress Capital Management, LLC (Cypress), WSFS SPE Services, LLC, The Bryn Mawr Trust Company of Delaware (BMT-DE), and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries, WSFS Capital Trust III (the Trust), Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
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
On January 1, 2023, WSFS completed the merger and brand conversion of West Capital and Cypress and has renamed the combined entity Bryn Mawr Capital Management, LLC. Bryn Mawr Capital Management, LLC is registered as an investment advisor with the U.S. Securities and Exchange Commission and is a wholly-owned subsidiary of WSFS.
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the U.S. The Company provides residential and commercial mortgage, commercial and consumer lending services, as well as retail deposit and cash management services. The Company's core banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to individual, corporate and institutional clients. The Federal Deposit Insurance Corporation (FDIC) insures the Company's customers’ deposits to their legal maximums. The Company serves its Customers primarily from 119 offices located in Pennsylvania (61), Delaware (39), New Jersey (17), Virginia (1), and Nevada (1), its ATM network, website at www.wsfsbank.com, and mobile apps. Information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.
The Company's leasing business is conducted by NewLane Finance®. NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Basis of Presentation
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP). In preparing the Consolidated Financial Statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although the Company's estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions in 2023 could be worse than anticipated in those estimates, which could materially affect its results of operations and financial condition. The accounting for the allowance for credit losses (including loans and leases held for investment, investment securities available-for-sale and held-to-maturity), lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and income taxes are subject to significant estimates. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets, the establishment of additional allowance and lending-related commitment reserves, changes in the fair value of financial instruments, as well as increased post-retirement benefits and income tax expense.
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
Premiums and discounts on MBS collateralized by residential 1-4 family loans are recognized in interest income using a level yield method over the period to expected maturity. Premiums and discounts on all other securities are recognized on a straight-line basis over the period to expected maturity, with the exception of premiums on callable debt securities, which are recognized over the period to the earliest call date.
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
The historical loss rates for commercial loans are estimated by determining the probability of default (PD) and expected loss given default (LGD) and are applied to the loans' exposure at default. The probability of default is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for retail loans is calculated based on average net loss rates over the same look-back period. The current look-back period is 48 quarters which ensures historical loss rates are adequately considering losses within a full credit cycle.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The following accounting pronouncements were adopted by the Company during the year ended December 31, 2022, but do not have a material impact on the Consolidated Financial Statements:
ASU No. 2021-05, Leases (Topic 842), Lessors – Certain Leases with Variable Lease Payments: In July 2021, the FASB issued ASU 2021-05 to amend ASC 842 to clarify the classification of certain leases with variable lease payments for lessors.
ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848: In December 2022, the FASB issued ASU No. 2022-06 which extended the period of time to ease the reference rate reform transition period to through December 31, 2024. This pronouncement supersedes the original transition period end date as referenced in ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.
Accounting Guidance Pending Adoption as of December 31, 2022
ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures: In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors (ASC 310-40) while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The guidance also requires that an entity disclose current-period write-offs by year of origination for financing receivables and net investments in leases within the scope of Topic 326. The guidance is effective for annual periods beginning after December 15, 2022, which will be applicable to the Company in the first quarter of 2023. Adoption is required on a prospective basis, except for the transition method related to the recognition and measurement of TDRs where the entity has to apply on a modified-retrospective basis.

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
The following table summarizes the consideration transferred and the fair values of identifiable assets acquired and liabilities assumed and is considered final:

(Dollars in thousands)
Consideration Transferred:	Fair Value
Common shares issued (18,116,848)	$908,016
Cash paid to BMBC stock and option holders	16
Value of consideration	908,032
Assets acquired:
Cash and due from banks	573,761
Investment securities	500,400
Loans and leases, net	3,456,748
Premises and equipment	44,842
Deferred income taxes	6,563
Bank owned life insurance	67,525
Intangible assets	73,065
Other assets	153,592
Total assets	4,876,496
Liabilities assumed:
Deposits	4,110,122
Other borrowings	145,512
Other liabilities	124,552
Noncontrolling interest	(913)
Total liabilities and noncontrolling interest	4,379,273
Net assets acquired:	497,223
Goodwill resulting from acquisition of BMBC	$410,809

The following table details the changes to goodwill recorded subsequent to acquisition:

(Dollars in thousands)	Fair Value
Goodwill resulting from the acquisition of BMBC as of January 1, 2022	$414,337
Effects of adjustments to:
Deferred income taxes	1,870
Intangibles	1,500
Deposits	(149)
Other liabilities	1,352
Effect of sale of BMTIA business	(8,101)
Goodwill resulting from the acquisition of BMBC as of December 31, 2022	$410,809
Adjustments to Goodwill were primarily related to the fair value of Wealth Management intangible assets, the subsequent sale of the BMTIA business, and the related deferred tax impacts.
Fair value estimates related to the assets and liabilities from BMBC are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Changes to the preliminary valuation of acquired assets and liabilities were recognized as adjustments to identified intangibles and goodwill. All remeasurement adjustments were completed prior to the expiration of the remeasurement period on December 31, 2022, one year after the closing date.
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
Corporate development expenses and Restructuring expenses
For acquisitions, the Company develops comprehensive integration plans under which it has incurred direct costs, which are expensed as incurred. These direct costs include costs that are primarily related to: (i) terminated contracts, (ii) consolidated facilities (including lease termination expenses), (iii) severance, (iv) marketing, and (v) professional and legal fees. Costs related to the acquisition and restructuring are included in the Corporate development expense and Restructuring expense line items, respectively, on the Consolidated Statements of Income.

The following table details the costs identified and classified as corporate development and restructuring expenses, which are primarily related to the BMBC Merger:

Twelve months ended December 31,
(dollars in thousands)	2022
Salaries, benefits and other compensation	$12,541
Occupancy expense	9,356
Equipment expense	20,950
Professional fees	13,025
Data processing and operations expenses	121
Marketing expense	3,133
Other operating expense, net	6,097
Total corporate development and restructuring expenses	$65,223

During the second quarter of 2021, WSFS announced a retail banking office optimization plan that included the planned consolidation of Bryn Mawr Trust and WSFS Bank banking offices. Most of the consolidations and rebranding of the banking offices were completed during the first quarter of 2022, which included the consolidation of 22 Bryn Mawr Trust and 12 WSFS Bank banking offices. Costs related to this plan are included in the Corporate development expense line item on the Consolidated Statements of Income. In addition, the Company had $7.5 million of premises and equipment as held-for-sale as of December 31, 2022, which is included in the Other assets line item on the Consolidated Statement of Financial Condition.
Pro Forma Income Statement (unaudited)
The following pro forma income statement for the twelve months ended December 31, 2021 presents the pro forma results of operations of the combined institution (BMBC and the Corporation) as if the BMBC Merger occurred on January 1, 2021. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma results of operations.

Twelve months ended December 31,
(dollars in thousands, except share and per share data)	2021
Net interest income	$567,183
(Recovery of) provision for credit losses	(115,212)
Net interest income after provision for credit losses	682,395
Total noninterest income	271,576
Total noninterest expenses	556,524
Income before income taxes	397,447
Income tax provision	100,009
Net income	$297,438
Per share data:
Weighted-average basic shares outstanding	65,445,251
Dilutive shares	332,765
Adjusted weighted-average diluted shares	65,778,016
Basic earnings per common share	$4.54
Diluted earnings per common share	$4.52
Due to the various conversions of BMBC systems since the date of acquisition, as well as other streamlining and continuing integration of BMBC's operating activities into those of the Company, reporting for revenue and net income of the former BMBC operations for the period subsequent to the acquisition is impracticable.

4. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2022	2021	2020
Bailment fees	$21,173	$12,940	$14,615
Interchange fees	15,506	13,520	17,747
Other card and ATM fees	3,409	3,019	2,652
Total credit/debit card and ATM income	$40,088	$29,479	$35,014
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2022	2021	2020
Trust fees	$79,472	$43,725	$33,288
Wealth management and advisory fees	42,136	18,623	15,691
Total investment management and fiduciary income	$121,608	$62,348	$48,979
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
Wealth management and advisory fees consists of fees from Bryn Mawr Trust®, Cypress, West Capital, Powdermill®, and WSFS Wealth® Investments. Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage. The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Twelve Months Ended December 31,
(Dollars in thousands)	2022	2021	2020
Service fees	$16,019	$14,220	$12,725
Return and overdraft fees	7,651	6,789	6,819
Other deposit service fees	814	1,081	455
Total deposit service charges	$24,484	$22,090	$19,999
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
Other income
The following table presents the components of other income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2022	2021	2020
Managed service fees	$17,991	$16,425	$15,448
Currency preparation	4,120	4,064	3,854
ATM loss protection	2,627	2,522	2,401
Capital markets revenue	7,859	—	—
Miscellaneous products and services(1)	20,027	11,786	7,442
Total other income	$52,624	$34,797	$29,145
(1)Includes commissions income from BMTIA in 2022. The BMTIA business was sold during the second quarter of 2022.
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
See Note 22 for further information about the disaggregation of noninterest income by segment.

5. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share data)	2022	2021	2020
Numerator:
Net income attributable to WSFS	$222,375	$271,442	$114,774
Denominator:
Weighted average basic shares	63,453	47,539	50,510
Dilutive potential common shares	206	164	37
Weighted average fully diluted shares	63,659	47,703	50,547
Earnings per share:
Basic	$3.50	$5.71	$2.27
Diluted	$3.49	$5.69	$2.27
Outstanding common stock equivalents having no dilutive effect	9	1	12

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

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligation (CMO)	$608,834	$—	$102,454	$—	$506,380
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,823,036	—	572,778	—	3,250,258
Freddie Mac (FHLMC) MBS	135,554	—	13,555	—	121,999
Ginnie Mae (GNMA) MBS	39,116	—	2,978	—	36,138
Government-sponsored enterprises (GSE) agency notes	228,010	—	49,725	—	178,285
	$4,834,550	$—	$741,490	$—	$4,093,060
Held-to-Maturity Debt Securities(1)
FNMA MBS	$909,498	$—	$68,677	$—	$840,821
State and political subdivisions	201,631	532	3,372	10	198,781
Foreign bonds	500	2	—	—	502
	$1,111,629	$534	$72,049	$10	$1,040,104
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at amortized cost basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $142.8 million at December 31, 2022, which are offset in Accumulated other comprehensive income (loss). At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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

The scheduled maturities of available-for-sale debt securities at December 31, 2022 and December 31, 2021 are presented in the table below:

	Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2022 (1)
Within one year	$—	$—
After one year but within five years	83,014	77,499
After five years but within ten years	465,777	398,607
After ten years	4,285,759	3,616,954
	$4,834,550	$4,093,060
December 31, 2021 (1)
Within one year	$—	$—
After one year but within five years	103,960	107,009
After five years but within ten years	204,186	204,289
After ten years	4,941,736	4,894,013
	$5,249,882	$5,205,311
(1)Actual maturities could differ from contractual maturities.
As of December 31, 2022, the Company’s available-for-sale investment securities consisted of 958 securities, 955 of which were in an unrealized loss position.
As of December 31, 2022, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies.
As of December 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The scheduled maturities of held-to-maturity debt securities at December 31, 2022 and December 31, 2021 are presented in the table below:

	Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2022 (1)
Within one year	$731	$732
After one year but within five years	9,530	9,476
After five years but within ten years	46,170	45,944
After ten years	1,055,198	983,952
	$1,111,629	$1,040,104
December 31, 2021 (1)
Within one year	$232	$234
After one year but within five years	2,675	2,736
After five years but within ten years	44,137	45,404
After ten years	43,602	45,757
	$90,646	$94,131
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 5.9 years at December 31, 2022.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.

During the second quarter of 2022, the Company transferred investment securities with a book value of $1.1 billion from available-for-sale to held-to-maturity to mitigate the impact of the rising interest rate environment to Accumulated other comprehensive income (loss) in the Company's Consolidated Statement of Changes in Stockholders' Equity. The transfer occurred at a fair value totaling $931.4 million. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $157.6 million at June 30, 2022, which are offset in Accumulated other comprehensive income (loss). No gains or losses on these securities were recognized at the time of transfer.
Investment securities with fair market values aggregating $2.8 billion and $2.2 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of December 31, 2022 and December 31, 2021, respectively.
During the year ended December 31, 2022, the Company had no sales of debt securities categorized as available-for-sale. During the year ended December 31, 2021, the Company sold $14.1 million of debt securities categorized as available-for-sale, resulting in $0.3 million of realized gains and no realized losses. During the year ended December 31, 2020, the Company sold $305.8 million, resulting in realized gains of $9.1 million and no realized losses.
As of December 31, 2022 and December 31, 2021, the Company's debt securities portfolio had remaining unamortized premiums of $66.6 million and $69.4 million, respectively, and unaccreted discounts of $25.2 million and $12.7 million, respectively.
For debt securities in an unrealized loss position and an allowance has not been recorded, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at December 31, 2022.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
CMO	$158,449	$13,855	$347,931	$88,599	$506,380	$102,454
FNMA MBS	1,237,560	145,752	2,012,698	427,026	3,250,258	572,778
FHLMC MBS	102,321	9,268	19,671	4,287	121,992	13,555
GNMA MBS	32,076	2,265	4,030	713	36,106	2,978
GSE agency notes	—	—	178,285	49,725	178,285	49,725
	$1,530,406	$171,140	$2,562,615	$570,350	$4,093,021	$741,490
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
At December 31, 2022, available-for-sale debt securities for which the amortized cost basis exceeded fair value totaled $4.1 billion. Total unrealized losses on these securities were $741.5 million at December 31, 2022. The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of December 31, 2022.

At December 31, 2022 and December 31, 2021, held-to-maturity debt securities had an amortized cost basis of $1.1 billion and $90.6 million, respectively. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings.
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2022, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions	Foreign bonds
A+ rated or higher	$—	$201,631	$500
Not rated	909,498	—	—
Ending balance	$909,498	$201,631	$500
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2021, aggregated by credit quality indicator:

(Dollars in thousands)	State and political subdivisions	Foreign bonds
A+ rated or higher	$90,146	$500
Not rated	—	—
Ending balance	$90,146	$500
The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS and foreign bond debt securities for the twelve months ended December 31, 2022 and 2021. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the twelve months ended December 31, 2022 and 2021:

	Twelve months ended December 31,
(Dollars in thousands)	2022	2021
Allowance for credit losses:
Beginning balance	$4	$6
Provision for credit losses	6	(2)
Ending balance	$10	$4
Accrued interest receivable of $2.4 million and $0.9 million as of December 31, 2022 and December 31, 2021, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of December 31, 2022 and December 31, 2021.
Equity Investments
The Company had equity investments with a fair value of $26.1 million and $10.5 million as of December 31, 2022 and December 31, 2021, respectively.
During the twelve months ended December 31, 2022, total net gains on equity investments of $6.0 million were recorded from the Company's investment in Cred.ai in June 2022.
During the twelve months ended December 31, 2021, total net gains on equity investments of $4.4 million were recorded from the sale of the Company's investment in Social Finance, Inc. (SoFi) in July 2021. This included a net realized loss of $0.7 million which was recorded in Realized loss (gain) on equity investments, net in the Consolidated Statements of Income at the time of sale.
During the twelve months ended December 31, 2020, total net gains on equity investments of $22.8 million were recorded in the Company's Consolidated Statements of Income. This included a net realized gain of $22.1 million which was recorded in Realized loss (gain) on equity investments, net for the sale of Visa Class B shares in June 2020.

7. LOANS AND LEASES
The following table shows the Company's loan portfolio by category:

	December 31,
(Dollars in thousands)	2022	2021
Commercial and industrial(1)	$2,575,345	$1,918,043
Owner-occupied commercial	1,809,582	1,341,707
Commercial mortgages	3,351,084	1,881,510
Construction	1,044,049	687,213
Commercial small business leases	558,981	352,276
Residential(2)	761,882	546,667
Consumer(3)	1,810,930	1,158,573
	11,911,853	7,885,989
Less:
Allowance for credit losses	151,861	94,507
Net loans and leases	$11,759,992	$7,791,482
(1)Includes PPP loans of $3.8 million and $31.5 million at December 31, 2022 and 2021, respectively.
(2)Includes reverse mortgages, at fair value of $2.4 million and $3.9 million at December 31, 2022 and 2021, respectively.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
Accrued interest receivable on loans outstanding was $59.3 million and $31.6 million at December 31, 2022 and 2021, respectively.

8. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of the Company's allowance for credit losses and loan and lease balances for the years ended December 31, 2022, December 31, 2021, and December 31, 2020. During 2022, the increase was primarily due to an initial ACL of $49.6 million recorded in connection with the BMBC Merger and loan growth during the year. The initial $49.6 million ACL recorded includes $23.5 million related to non-PCD loans, or the initial provision for credit loss recorded, and $26.1 million related to PCD loans, which does not have an initial income statement impact, but adjusts the amortized cost basis of the loans at acquisition (i.e., a balance sheet gross-up).

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Year Ended December 31, 2022
Allowance for credit losses
Beginning balance	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
Initial allowance on acquired PCD loans	22,614	595	2,684	71	61	78	26,103
Charge-offs	(19,004)	(179)	(581)	—	(186)	(7,520)	(27,470)
Recoveries	6,112	278	223	2,567	665	793	10,638
(Credit) provision(4)	(295)	751	7,524	2,446	776	36,881	48,083
Ending balance	$59,394	$6,019	$21,473	$6,987	$4,668	$53,320	$151,861
Period-end allowance allocated to:
Loans evaluated on an individual basis	$2,428	$—	$—	$—	$—	$—	$2,428
Loans evaluated on a collective basis	56,966	6,019	21,473	6,987	4,668	53,320	149,433
Ending balance	$59,394	$6,019	$21,473	$6,987	$4,668	$53,320	$151,861
Period-end loan balances:
Loans evaluated on an individual basis	$17,572	$1,929	$6,369	$5,143	$7,680	$2,047	$40,740
Loans evaluated on a collective basis	3,116,754	1,807,653	3,344,715	1,038,906	751,785	1,808,883	11,868,696
Ending balance	$3,134,326	$1,809,582	$3,351,084	$1,044,049	$759,465	$1,810,930	$11,909,436
(1)Includes commercial small business leases and PPP loans.
(2)Period-end loan balance excludes reverse mortgages at fair value of $2.4 million.
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
Allowance for loan and lease losses
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
(4)Includes $0.1 million for the initial allowance on loans purchased with credit deterioration.
The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	December 31, 2022
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$10,767	$311	$11,078	$3,116,478	$6,770	$3,134,326
Owner-occupied commercial	3,500	474	3,974	1,805,222	386	1,809,582
Commercial mortgages	2,137	237	2,374	3,343,551	5,159	3,351,084
Construction	—	—	—	1,038,906	5,143	1,044,049
Residential(3)	2,563	—	2,563	753,703	3,199	759,465
Consumer(4)	12,263	15,513	27,776	1,781,009	2,145	1,810,930
Total(4)	$31,230	$16,535	$47,765	$11,838,869	$22,802	$11,909,436
% of Total Loans	0.26%	0.14%	0.40%	99.41%	0.19%	100.00%
(1)There were no nonaccrual loans with an allowance as of December 31, 2022.
(2)Includes commercial small business leases and PPP loans.
(3)Residential accruing current balances exclude reverse mortgages at fair value of $2.4 million.
(4)Includes $21.1 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

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
(3)Residential accruing current balances exclude reverse mortgages at fair value of $3.9 million.
(4)Includes $17.0 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$3,848	$2,922	$4,199	$4,012
Owner-occupied commercial	386	—	811	—
Commercial mortgages	5,159	—	2,070	—
Construction	5,143	—	12	—
Residential(2)	3,199	—	3,125	—
Consumer(3)	2,145	—	2,380	—
Total	$19,880	$2,922	$12,597	$4,012
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Interest income of $1.0 million was recognized on individually reviewed loans during 2022 compared to $0.8 million during 2021 and 2020.
As of December 31, 2022, there were 45 residential loans and 8 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $6.7 million and $1.6 million, respectively. As of December 31, 2021, there were 28 residential loans and 9 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $2.5 million and $3.2 million, respectively. Loan workout and OREO expenses recognized were $0.4 million in 2022, $1.5 million in 2021, and $3.2 million in 2020. Loan workout and OREO expenses are included in Loan workout and other credit costs on the Consolidated Statements of Income.
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

The following table provides an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of December 31, 2022.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass(2)	$1,123,803	$501,761	$387,225	$211,310	$153,713	$276,588	$8,099	$250,486	$2,912,985
Special mention	28,672	27,689	7,585	9,451	347	1,010	—	2,596	77,350
Substandard or Lower	32,362	16,162	6,943	37,534	37,133	6,768	—	7,089	143,991
	$1,184,837	$545,612	$401,753	$258,295	$191,193	$284,366	$8,099	$260,171	$3,134,326
Owner-occupied commercial:
Risk Rating
Pass	$280,898	$325,388	$258,177	$226,717	$106,390	$363,420	$—	$132,942	$1,693,932
Special mention	17,376	—	—	—	—	2,166	—	3,351	22,893
Substandard or Lower	2,981	1,500	23,284	4,401	11,864	35,311	—	13,416	92,757
	$301,255	$326,888	$281,461	$231,118	$118,254	$400,897	$—	$149,709	$1,809,582
Commercial mortgages:
Risk Rating
Pass	$516,783	$600,226	$526,312	$549,788	$276,414	$594,024	$—	$210,550	$3,274,097
Special mention	1,450	75	3,848	6,121	9,596	32,014	—	—	53,104
Substandard or Lower	1,861	1,210	12,552	2,909	3,573	1,209	—	569	23,883
	$520,094	$601,511	$542,712	$558,818	$289,583	$627,247	$—	$211,119	$3,351,084
Construction:
Risk Rating
Pass	$448,581	$299,619	$115,667	$9,319	$26,553	$7,539	$—	$122,116	$1,029,394
Special mention	—	—	—	—	—	—	—	581	581
Substandard or Lower	—	4,200	8,930	183	—	—	—	761	14,074
	$448,581	$303,819	$124,597	$9,502	$26,553	$7,539	$—	$123,458	$1,044,049
Residential(3):
Risk Rating
Performing	$64,500	$110,508	$60,625	$36,118	$45,859	$434,175	$—	$—	$751,785
Nonperforming(4)	—	729	502	999	1,218	4,232	—	—	7,680
	$64,500	$111,237	$61,127	$37,117	$47,077	$438,407	$—	$—	$759,465
Consumer(5):
Risk Rating
Performing	$595,158	$195,397	$126,456	$54,449	$220,039	$71,478	$540,308	$5,232	$1,808,517
Nonperforming(6)	—	—	350	—	479	—	1,255	329	2,413
	$595,158	$195,397	$126,806	$54,449	$220,518	$71,478	$541,563	$5,561	$1,810,930
(1)Includes commercial small business leases.
(2)Includes $3.8 million of PPP loans
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

Troubled Debt Restructurings (TDR)
The following table presents the balance of TDRs as of the indicated dates:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Performing TDRs	$19,737	$14,204
Nonperforming TDRs	2,006	756
Total TDRs	$21,743	$14,960
Approximately $0.6 million and $0.2 million in related reserves have been established for these loans at December 31, 2022 and December 31, 2021, respectively.
The following tables present information regarding the types of loan modifications made and the balances of loans modified as TDRs during the years ended December 31, 2022 and 2021:

	December 31, 2022					December 31, 2021
	Contractual payment reduction	Maturity date extension	Discharged in bankruptcy	Other (1)	Total	Contractual payment reduction	Maturity date extension	Discharged in bankruptcy	Other (1)	Total
Commercial	1	2	—	2	5	—	—	—	—	—
Owner-occupied commercial	—	1	—	—	1	—	—	—	—	—
Commercial mortgages	—	1	—	—	1	—	—	—	—	—
Construction	—	1	—	—	1	—	—	—	—	—
Residential	1	—	1	1	3	—	—	2	—	2
Consumer	151	48	8	3	210	—	1	23	6	30
Total	153	53	9	6	221	—	1	25	6	32
(1)Other includes interest rate reduction, forbearance, and interest only payments.

	Year Ended December 31,
(Dollars in thousands)	2022		2021
	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$1,067	$1,067	$—	$—
Owner-occupied commercial	2,087	2,087	—	—
Commercial mortgages	2,380	2,380	—	—
Construction	—	—	—	—
Residential	302	302	146	146
Consumer	4,178	4,178	1,585	1,585
Total(1)(2)(3)	$10,014	$10,014	$1,731	$1,731
(1)During the year ended December 31, 2022, the TDRs in the table above resulted in a $0.5 million increase in the allowance for credit losses, and no additional charge-offs. During the year ended December 31, 2022, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(2)During the year ended December 31, 2021 the TDRs in the table above resulted in a less than $0.1 million increase in the allowance for credit losses, and no additional charge-offs. During the year ended December 31, 2021, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(3)The TDRs in the table above did not occur as a result of the loan forbearance program under the CARES Act.

9. PREMISES AND EQUIPMENT
The following table shows the components of premises and equipment, at cost, summarized by major classifications:

	December 31,
(Dollars in thousands)	2022	2021
Land	$33,932	$18,469
Buildings	49,406	34,481
Leasehold improvements	77,845	66,098
Furniture and equipment	55,284	70,915
Gross premises and equipment	216,467	189,963
Less: Accumulated depreciation	100,864	102,668
Net premises and equipment	$115,603	$87,295
The Company recognized depreciation expense of $20.9 million, $13.5 million and $14.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

10. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.
Lessee
The Company's ongoing leases have remaining lease terms of less than 1 year to 39 years, which includes renewal options that are exercised at its discretion. The Company's lease terms to calculate the lease liability and right-of-use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right-of-use asset is included in Other liabilities and Other assets, respectively, in the Consolidated Statement of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the Consolidated Statement of Income. The Company accounts for lease components separately from nonlease components and subleases certain real estate to third parties.
The components of the Company's ongoing operating lease cost were as follows:

	Twelve months ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost (1)	$20,123	$18,564	$18,690
Sublease income	(280)	(365)	(372)
Net lease cost	$19,843	$18,199	$18,318
(1)Includes variable lease cost and short-term lease cost.
Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Right-of-use assets	$138,182	$144,134
Lease liabilities	$158,269	$159,526

Lease term and discount rate of operating leases
Weighted average remaining lease term (in years)	17.91	19.17
Weighted average discount rate	4.25%	4.27%
Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	December 31, 2022
2023	$19,372
2024	18,107
2025	18,158
2026	14,670
2027	13,538
After 2027	157,493
Total lease payments	241,338
Less: Interest	(83,069)
Present value of lease liabilities	$158,269

Supplemental cash flow information related to leases was as follows:

	Twelve months ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,987	$17,834	$18,452
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	13,707	—	—
Lessor Equipment Leasing
The Company provides equipment and small business lease financing through its leasing subsidiary, NewLane Finance®, acquired from its Beneficial acquisition. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and fees on loans and leases on the Consolidated Statements of Income. The allowance for credit losses on finance leases are included within Provision for (recovery of) credit losses on the Consolidated Statements of Income.
The components of direct finance lease income are summarized in the table below:

	Twelve months ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Direct financing leases:
Interest income on lease receivable	$42,542	$21,947	$15,805
(Amortization)/accretion of deferred fees and costs	(3,718)	(1,963)	433
Total direct financing lease income	$38,824	$19,984	$16,238
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Lease receivables	$642,369	$399,688
Unearned income	(95,683)	(55,066)
Deferred fees and costs	12,295	7,654
Net investment in direct financing leases	$558,981	$352,276
Future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	December 31, 2022
2023	$206,375
2024	173,070
2025	128,281
2026	85,130
2027	40,335
After 2027	9,178
Total lease payments	$642,369

11. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.
WSFS performs its annual goodwill impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the year ended December 31, 2022, management determined based on its qualitative assessment that it is not more likely than not that the fair values of our reporting units are less than their carrying values. No goodwill impairment exists during the year ended December 31, 2022.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth Management	Consolidated Company
December 31, 2020	$452,629	$20,199	$472,828
Goodwill adjustments	—	—	—
December 31, 2021	452,629	20,199	472,828
Goodwill from business combinations	297,646	116,691	414,337
Goodwill adjustments(1)	3,311	(6,839)	(3,528)
December 31, 2022	$753,586	$130,051	$883,637
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
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
December 31, 2022
Core deposits	$104,751	$(40,443)	$64,308	10 years
Customer relationships	68,281	(12,937)	55,344	7-15 years
Non-compete agreements	200	(200)	—	1 year
Tradename	2,900	—	2,900	indefinite
Loan servicing rights(1)	11,118	(5,075)	6,043	10-25 years
Total intangible assets	$187,250	$(58,655)	$128,595
December 31, 2021
Core deposits	$93,811	$(30,103)	$63,708	10 years
Customer relationships	15,281	(7,876)	7,405	7-15 years
Loan servicing rights(2)	6,671	(3,381)	3,290	10-25 years
Total intangible assets	$115,763	$(41,360)	$74,403
(1)Includes impairment losses of $0.3 million for the year ended December 31, 2022.
(2)Includes reversal of impairment losses of $0.3 million for the year ended December 31, 2021.
In connection with the BMBC Merger on January 1, 2022, the Company recorded $10.9 million of core deposit intangibles, $53.0 million of customer relationships, $2.9 million for the Bryn Mawr Trust tradename, $0.2 million in non-compete agreements, and $3.3 million of loan servicing rights. See Note 3 to the Consolidated Financial Statements for additional information on intangible assets recorded in connection with the BMBC Merger.
The Company recognized amortization expense on other intangible assets of $15.7 million, $10.6 million and $10.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following presents the estimated amortization expense of intangibles:

(Dollars in thousands)	Amortization of Intangibles
2023	$16,584
2024	16,332
2025	15,996
2026	15,328
2027	14,902
Thereafter	46,553
Total	$125,695
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
The value of the Company's mortgage servicing rights was $2.1 million and $0.5 million at December 31, 2022 and 2021, respectively, and the value of its SBA loan servicing rights was $4.0 million and $2.8 million at December 31, 2022 and 2021, respectively. In connection with the BMBC Merger, the Company acquired $2.0 million of mortgage servicing rights and $1.3 million of SBA loan servicing rights. Changes in the value of these servicing rights resulted in impairment losses of $0.3 million during 2022 and a reversal of impairment losses of $0.3 million during 2021. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage Banking Activities, Net in the Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan fee income, in the Consolidated Statements of Income.

Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of December 31, 2022 or 2021. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.

12. DEPOSITS

The following table is a summary of the Company's deposits by category:

	December 31,
(Dollars in thousands)	2022	2021
Noninterest-bearing:
Noninterest-bearing demand	$5,739,647	$4,565,143
Total noninterest-bearing	$5,739,647	$4,565,143
Interest-bearing:
Interest-bearing demand	$3,346,682	$2,793,279
Savings	2,161,858	1,970,744
Money market	3,730,778	2,906,260
Customer time deposits	1,102,013	988,974
Brokered deposits	122,591	15,662
Total interest-bearing	$10,463,922	$8,674,919
Total deposits	$16,203,569	$13,240,062
The following table is a summary of the remaining time to maturity for customer time deposits:

	December 31,
(Dollars in thousands)	2022	2021
Certificates of deposit (not jumbo):
Less than one year	$712,582	$623,762
One year to two years	163,260	161,486
Two years to three years	21,740	54,943
Three years to four years	11,303	12,116
Over four years	10,378	6,618
Total certificates of deposit (not jumbo)	$919,263	$858,925
Jumbo certificates of deposit (1)
Less than one year	$151,406	$94,955
One year to two years	26,215	22,557
Two years to three years	3,732	11,488
Three years to four years	690	322
Over four years	707	727
Total jumbo certificates of deposit	$182,750	$130,049
Total certificates of deposit	$1,102,013	$988,974
(1)Represents certificates of deposit balances in excess of $250 thousand from individuals, businesses and municipalities.
The following table is a summary of interest expense on deposits by category:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Interest-bearing demand	$7,441	$2,262	$4,229
Money market	13,536	3,218	9,423
Savings	965	586	3,518
Time deposits	5,626	7,332	18,699
Total customer interest expense	$27,568	$13,398	$35,869
Brokered deposits	613	1,525	3,393
Total interest expense on deposits	$28,181	$14,923	$39,262

13. BORROWED FUNDS
The following is a summary of borrowed funds by type, at or for the twelve months ended:

(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
December 31, 2022
Federal funds purchased	$—	—%	$—	$11,603	3.82%
FHLB advances	350,000	4.46	350,000	12,841	4.19
Trust preferred borrowings	90,442	6.63	90,442	90,337	3.85
Senior and subordinated debt	248,169	4.51	248,566	248,389	3.32
Other borrowed funds	38,283	0.10	38,283	35,473	0.10
December 31, 2021
Federal funds purchased	$—	—%	$—	$27	—%
FHLB advances	—	—	—	184	2.72
Trust preferred borrowings	67,011	1.91	67,011	67,011	1.90
Senior debt	147,939	2.94	246,763	192,243	3.38
Other borrowed funds	24,527	0.10	27,292	21,634	0.10
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
During 2022 and 2021, the Company purchased federal funds as a short-term funding source. The Company had no securities sold under agreements to repurchase at December 31, 2022 and December 31, 2021.
Federal Home Loan Bank Advances
As of December 31, 2022, advances from the FHLB totaled $350.0 million with rates ranging from 4.45% to 4.50%. All FHLB advances had original maturities of less than one year.
Pursuant to collateral agreements with the FHLB, advances are secured by qualifying loan collateral, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, the Company is required to purchase and hold shares of capital stock in the FHLB and was in compliance with this requirement with a stock investment in FHLB of $24.1 million at December 31, 2022 and $6.1 million at December 31, 2021. This stock is carried on the accompanying Consolidated Statements of Financial Condition at cost, which approximates liquidation value.
The Company received dividends on its stock investment in FHLB of $0.3 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. For additional information regarding FHLB Stock, see Note 19.
Trust Preferred Borrowings
In 2005, the Company issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. These securities are currently callable and have a maturity date of June 1, 2035.
In connection with the BMBC Merger, WSFS acquired Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the Trusts), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $774.0 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures to the Trusts with a carrying value of $11.7 million each, totaling $23.4 million. The junior subordinated debentures incur interest at a coupon rate of 6.92% as of December 31, 2022. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

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
On December 3, 2020, the Company issued $150.0 million of senior notes due 2030 (the 2030 Notes). The 2030 Notes mature on December 15, 2030 and have a fixed coupon rate of 2.75% from issuance until December 15, 2025 and a variable coupon rate equal to the three-month term SOFR, reset quarterly, plus 2.485% from December 15, 2025 until maturity. The 2030 Notes may be redeemed beginning December 15, 2025 at 100% of principal plus accrued and unpaid interest. The remaining net proceeds from the issuance of the 2030 Notes are being used for general corporate purposes, including, but not limited to, financing organic growth, acquisitions, repurchases of common stock, and redemption of outstanding indebtedness. The carrying value of the 2030 Notes, inclusive of deferred issuance costs, was $148.2 million as of December 31, 2022.
In connection with the BMBC Merger, the Company assumed $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the 2025 Notes) which were issued in a private placement to institutional accredited investors on August 6, 2015. The 2025 Notes mature on August 15, 2025, and currently bear interest at a variable rate that resets quarterly to a level equal to the then-current three-month LIBOR rate plus 3.068% until August 15, 2025, or any early redemption date. The interest rate of the 2025 Notes was 7.837% as of December 31, 2022. The carrying value of the 2025 Notes, inclusive of purchase accounting marks, was $30.0 million as of December 31, 2022.
In connection with the BMBC Merger, the Company assumed $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) which were issued by BMBC in an underwritten public offering on December 13, 2017. The 2027 Notes mature on December 15, 2027, and currently bear interest at an annual fixed rate of 6.82% until and including December 14, 2022, and will thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 2.05% until December 15, 2027, or any early redemption date. The carrying value of the 2027 Notes, inclusive of purchase accounting marks, was $70.0 million as of December 31, 2022.
Other Borrowed Funds
Included in other borrowed funds are collateralized borrowings of $38.3 million and $24.5 million at December 31, 2022 and 2021, respectively, consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities.
Borrower in Custody
The Company had $737.7 million and $282.1 million of loans and securities pledged to the Federal Reserve of Philadelphia (FRB) at December 31, 2022 and December 31, 2021, respectively. The Company did not borrow funds from the FRB during 2022 or 2021.

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
As of December 31, 2022 and 2021, the Bank was in compliance with regulatory capital requirements and exceeded the levels necessary for the Bank to be considered “well capitalized” as defined in the regulations.
The following table presents the capital position of the Bank and the Company as of December 31, 2022 and 2021:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
December 31, 2022
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$2,157,846	13.84%	$1,246,886	8.00%	$1,558,608	10.00%
WSFS Financial Corporation	2,219,920	14.20	1,250,689	8.00	1,563,361	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	2,003,779	12.86	935,165	6.00	1,246,886	8.00
WSFS Financial Corporation	1,910,195	12.22	938,017	6.00	1,250,689	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	2,003,779	12.86	701,373	4.50	1,013,095	6.50
WSFS Financial Corporation	1,910,195	12.22	703,512	4.50	1,016,185	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,003,779	10.29	779,288	4.00	974,110	5.00
WSFS Financial Corporation	1,910,195	9.79	780,333	4.00	975,416	5.00

December 31, 2021
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$1,639,708	15.91%	$824,687	8.00%	$1,030,858	10.00%
WSFS Financial Corporation	1,610,964	15.59	826,839	8.00	1,033,548	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	1,557,142	15.11	618,515	6.00	824,687	8.00
WSFS Financial Corporation	1,528,398	14.79	620,129	6.00	826,839	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	1,557,142	15.11	463,886	4.50	670,058	6.50
WSFS Financial Corporation	1,463,398	14.16	465,097	4.50	671,806	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	1,557,142	10.44	596,711	4.00	745,889	5.00
WSFS Financial Corporation	1,528,398	10.24	597,179	4.00	746,473	5.00
The Holding Company
As of December 31, 2022, the Company's capital structure includes one class of stock, $0.01 par common stock outstanding with each share having equal voting rights.
In 2005, the Trust issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The par value of these securities is $2.0 million and the aggregate principal is $67.0 million. The proceeds from the issue were invested in Junior Subordinated Debentures issued by the Company. At December 31, 2022, the coupon rate of the Trust securities was 6.53%. The effective rate will vary due to fluctuations in interest rates.

In connection with the BMBC Merger, WSFS acquired Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the Trusts), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $774.0 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures to the Trusts with a carrying value of $11.7 million each, totaling $23.4 million. The junior subordinated debentures incur interest at a coupon rate of 6.92% as of December 31, 2022. The rate resets quarterly based on 3-month LIBOR plus 2.15%.
These securities are treated as borrowings with interest included in Interest on trust preferred borrowings on the Consolidated Statements of Income and included in Trust preferred borrowings in the Consolidated Statements of Financial Condition.
The Trust preferred borrowings issued in 2005 and acquired through the BMBC Merger qualify as Tier 2 capital. The Trust preferred borrowings issued in 2005 were previously Tier 1 capital, but migrated to Tier 2 capital following the BMBC Merger and impacts of 12 C.F.R. § 217.300(c)(2)(i). The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be under-capitalized within the meaning of the Prompt Corrective Action regulations.
At December 31, 2022, $205.8 million in cash remains at the holding company to support the parent company’s needs.

Pursuant to federal laws and regulations, the Company's ability to engage in transactions with affiliated corporations, including the loan of funds to, or guarantee of the indebtedness of, an affiliate, is limited.
During the year ended December 31, 2022, the Company repurchased 4,151,117 common shares at an average price of $46.78 per share as part of its share buy-back program approved by the Board of Directors. The program is consistent with the Company's intent to return a minimum of 35% of annual core net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of regulatory minimums, and in the case of the Bank, the “well-capitalized” benchmarks.

15. ASSOCIATE BENEFIT PLANS
Associate 401(k) Savings Plan
Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and the Company's common stock. Generally, the principal and related earnings are tax deferred until withdrawn. The Company matches a portion of the Associates’ contributions. As a result, the Company's total cash contributions to the plan on behalf of its Associates resulted in an expense of $9.1 million, $7.0 million, and $6.6 million for 2022, 2021, and 2020, respectively.
All contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 100% is invested in target-date fund that corresponds with the participant’s age. Associates may generally make transfers to various other investment vehicles within the plan. The plan’s yearly activity includes net sales of 8,000, 33,000 and 14,000 shares of the Company's common stock in 2022, 2021 and 2020 respectively. There were no purchases in 2022, 2021 or 2020.
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
ASC 715 requires that the Company recognizes the funded status of its defined benefit postretirement plan in the statement of financial condition, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represented the net unrecognized actuarial losses and unrecognized transition obligation remaining from the initial adoption of ASC 715, all of which were previously netted against the plan’s funded status in the statement of financial condition pursuant to the provisions of ASC 715. These amounts will be subsequently recognized as net periodic pension costs pursuant to the Company's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods, and are not recognized as net periodic pension cost in the same periods, will be recognized as a component of other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at adoption of ASC 715.

The following disclosures relating to postretirement medical benefits were measured at December 31:

(Dollars in thousands)	2022	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$2,138	$2,288	$2,170
Service cost	52	67	61
Interest cost	51	54	67
Actuarial (gain) loss	(833)	(216)	80
Benefits paid	(77)	(55)	(90)
Benefit obligation at end of year	$1,331	$2,138	$2,288
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	77	55	90
Benefits paid	(77)	(55)	(90)
Fair value of plan assets at end of year	$—	$—	$—
Unfunded status	$(1,331)	$(2,138)	$(2,288)
Amounts recognized in accumulated other comprehensive income(1):
Net prior service credit	$283	$359	$435
Net gain	1,625	607	376
Net amount recognized	$1,908	$966	$811
Components of net periodic (benefit) cost:
Service cost	$52	$67	$61
Interest cost	51	54	67
Amortization of prior service cost	(76)	(76)	(76)
Net gain recognition	(84)	(20)	(36)
Net periodic (benefit) cost	$(57)	$25	$16
Assumption used to determine net periodic benefit cost:
Discount rate	2.80%	2.40%	3.20%
Assumption used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	5.00%	2.70%	2.40%
(1)Before tax effects
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)
During 2023	$55
During 2024	58
During 2025	62
During 2026	65
During 2027	68
During 2028 through 2032	390
$698
The Company assumes medical benefits will increase at an average rate of less than 10% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2022, this annual premium cap amounted to $4,157 per retiree. The Company estimates that it will contribute approximately $4,323 per retiree to the plan during fiscal 2023.

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
The following disclosures relating to Alliance pension benefits were measured at:

(Dollars in thousands)	June 30, 2020
Change in benefit obligation:
Benefit obligation at beginning of year	$6,893
Interest cost	105
Settlements	(7,272)
Actuarial loss	274
Benefit obligation at end of period	$—
Change in plan assets:
Fair value of plan assets at beginning of year	$7,431
Actual return on plan assets	(159)
Settlements	(7,272)
Fair value of plan assets at end of period	$—
Funded status	$—
Amounts recognized in accumulated other comprehensive income(1):
Net loss	$—
Components of net periodic cost:
Service cost	$17
Interest cost	105
Expected return on plan assets	(196)
Plan settlement loss	1,431
Net periodic cost	$1,357
(1)Before tax effects

Beneficial Associate Pension and other postretirement benefit plans
On March 1, 2019, the Company closed the acquisition of Beneficial. At the time of acquisition, the Company assumed the pension plan covering certain eligible Beneficial Associates. The plan was frozen in 2008.
The following disclosures relating to Beneficial pension benefits and other postretirement benefit plans were measured at December 31, 2022:

	2022		2021
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of year	$104,695	$18,105	$112,283	$19,302
Service cost	—	33	—	39
Interest cost	2,425	383	2,100	309
Plan participants' contributions	—	55	—	68
Amendments	—	—	(83)	—
Actuarial gain	(26,233)	(3,346)	(4,420)	(442)
Benefits paid	(5,736)	(1,336)	(5,185)	(1,171)
Benefit obligation at end of year	$75,151	$13,894	$104,695	$18,105
Change in plan assets:
Fair value of plan assets at beginning of year	$108,242	$—	$111,129	$—
Actual return on Plan Assets	(22,867)	—	2,734	—
Employer contribution	225	1,281	308	1,103
Participants' contributions	—	55	—	68
Settlements	—	—	(83)	—
Benefits paid	(5,736)	(1,336)	(5,185)	(1,171)
Administrative expenses	(577)	—	(661)	—
Fair value of plan assets at end of year	$79,287	$—	$108,242	$—
Funded (unfunded) status	$4,136	$(13,894)	$3,547	$(18,105)
Amounts recognized in accumulated other comprehensive income(1):
Net loss (gain)	$10,658	$(3,259)	$6,882	$87
Components of net periodic (benefit) cost:
Service cost	$—	$33	$—	$39
Interest cost	2,425	383	2,100	309
Expected return on plan assets	(6,586)	—	(6,783)	—
Net loss (gain) recognition	16	—	27	(11)
Net periodic (benefit) cost	$(4,145)	$416	$(4,656)	$337
(1)Before tax effects

Significant assumptions used to calculate the net periodic benefit cost and obligation for Beneficial postretirement plans as of December 31, 2022 are as follows:

Consolidated Pension Plan	2022	2021
Discount rate for net periodic benefit cost	2.82%	2.50%
Expected return on plan assets	6.25%	6.25%
Discount rate for disclosure obligations	5.24%	2.82%
Beneficial Bank Other Postretirement
Discount rate for net periodic benefit cost	2.69%	2.32%
Discount rate for disclosure obligations	5.18%	2.70%
FMS Other Postretirement
Discount rate for net periodic benefit cost	2.07%	1.47%
Discount rate for disclosure obligations	4.93%	2.07%
Split-Dollar Plan
Discount rate for net periodic benefit cost	2.05%	1.44%
Discount rate for disclosure obligations	4.92%	2.04%
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
During 2023	$4,846	$1,081
During 2024	6,398	1,122
During 2025	5,043	1,167
During 2026	6,561	1,170
During 2027	6,067	1,159
During 2028 through 2032	27,458	5,400
	$56,373	$11,099

The fair values and weighted average asset allocations in plan assets of all pension and postretirement plan assets at December 31, 2022 and 2021 by asset category are as follows:

	Category Used for Fair Value Measurement
	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Percent
Assets:
Mutual Funds:
Large cap	$3,721	$—	$—	$3,721	4.7%
International	6,651	—	—	6,651	8.4
Global Managed Volatility	5,901	—	—	5,901	7.4
U.S. Managed Volatility	2,216	—	—	2,216	2.8
Fixed Income	43,255	—	—	43,255	54.6
U.S. Government Agencies	—	17,259	—	17,259	21.8
Pooled separate accounts	123	—	—	123	0.2
Accrued Income	161	—	—	161	0.1
Total	$62,028	$17,259	$—	$79,287	100.0%

	Category Used for Fair Value Measurement
	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Percent
Assets:
Mutual Funds:
Large cap	$5,610	$—	$—	$5,610	5.2%
Mid cap	75	—	—	75	0.1
Small cap	59	—	—	59	0.1
International	9,728	—	—	9,728	9.0
Global Managed Volatility	8,640	—	—	8,640	8.0
U.S. Managed Volatility	3,243	—	—	3,243	3.0
Fixed Income	69,194	—	—	69,194	63.9
U.S. Government Agencies	—	11,524	—	11,524	10.6
Accrued Income	169	—	—	169	0.1
Total	$96,718	$11,524	$—	$108,242	100.0%
As of December 31, 2022, pension and postretirement plan assets were comprised of investments in equity mutual funds, fixed income mutual funds, and pooled separate accounts. The Bank’s consolidated pension plan investment policy provides that assets are to be managed over a long-term investment horizon to ensure that the chances and duration of investment losses are carefully weighed against the long-term potential for asset appreciation. The primary objective of managing a plan’s assets is to improve the plan’s funded status. A secondary financial objective is, where possible, to minimize pension expense volatility. The Company’s pension plan allocates assets based on the plan’s funded status to risk management and return enhancement asset classes. The risk management class is comprised of a long duration fixed income fund while the return enhancement class consists of equity and other fixed income funds. Asset allocation ranges are generally 40% to 80% for risk management and 20% to 60% for return enhancement when the funded status is less than 110%, and 50% to 90% in risk management and 10% to 50% for return enhancement when the funded status reaches 110%, subject to the discretion of the Company. Also, a small portion is maintained in cash reserves when appropriate.
The Company has four additional plans which are no longer being provided to current Associates: (1) a Supplemental Pension Plan with a corresponding liability of $0.3 million and $0.4 million for December 31, 2022 and 2021 respectively; (2) an Early Retirement Window Plan with a corresponding liability of $0.1 million for both December 31, 2022 and 2021; (3) a Supplemental Executive Retirement Plan with a corresponding liability of $1.3 million and $1.4 million for December 31, 2022 and 2021, respectively, and; (4) a Post-Retirement Medical Plan with a corresponding liability of $0.1 million for both December 31, 2022 and 2021.

16. INCOME TAXES
The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The Company's income tax provision consists of the following:

	Year ended December 31,
(Dollars in thousands)	2022	2021	2020
Current income taxes:
Federal taxes	$63,203	$32,836	$57,716
State and local taxes	18,763	13,421	6,768
Deferred income taxes:
Federal taxes	(4,094)	37,251	(32,962)
State and local taxes	89	2,587	114
Total	$77,961	$86,095	$31,636
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$33,323	$19,847
Purchase accounting adjustments—loans	13,807	10,264
Reserves and other accruals	23,189	16,444
Investments	1,579	2,038
Net operating losses	3,315	96
Derivatives	3,521	4,181
Employee benefit plans	181	1,340
Lease liabilities	33,236	33,501
Unrealized losses on available-for-sale securities	212,222	10,642
Other(1)	1,179	383
Total deferred tax assets	$325,552	$98,736
Deferred tax liabilities:
Legal settlement	—	(3,150)
Accelerated depreciation	(5,994)	(4,467)
Right of use assets	(28,859)	(30,268)
Deferred loan costs	(53)	(230)
Intangibles	(35,610)	(20,897)
Other(2)	(4,280)	(756)
Total deferred tax liabilities	(74,796)	(59,768)
Net deferred tax asset	$250,756	$38,968
(1)Other deferred tax assets includes deferred gains and tax credits in 2022 and 2021, and reverse mortgages in 2022.
(2)Other deferred tax liabilities includes derivatives and partnership investments in 2022 and 2021, and reverse mortgages in 2021.
Included in the table above are deferred taxes recorded in accumulated OCI. At December 31, 2022, such items consisted primarily of deferred tax assets of $212.2 million of unrealized losses on certain investments in debt securities accounted for under ASC 320 and $1.5 million of unrealized losses related to postretirement benefit obligations accounted for under ASC 715. At December 31, 2021, the deferred tax assets consisted primarily of $10.6 million of unrealized gains on certain investments in debt securities and $1.5 million of unrealized losses related to postretirement benefit obligations.

Based on the Company's history of prior earnings and its expectations of the future, it is anticipated that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $250.8 million at December 31, 2022. The Company reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, the Company considers all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the generation of future profitability, the reversal of deferred tax liabilities, and tax planning strategies.
The Company has $15.8 million of remaining Federal NOLs. Such NOLs expire beginning in 2030 and, due to Internal Revenue Service (IRS) limitations, $2.8 million are being utilized each year. Accordingly, the Company fully expects to utilize all of these NOLs. The Company has no state NOLs. Finally, the Company has $0.5 million of alternative minimum tax credits that have no expiration date and are fully expected to be utilized.
A reconciliation showing the differences between the Company's effective tax rate and the U.S. Federal statutory tax rate is as follows:

	Year ended December 31,
Year Ended December 31,	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	5.1	3.9	3.7
Adjustment to net deferred tax asset for enacted changes in tax laws and rates	—	—	(1.2)
Tax-exempt interest	(0.5)	(0.2)	(0.7)
Bank-owned life insurance income	—	(0.1)	(0.2)
Excess tax benefits from share-based compensation	—	(0.1)	—
Nondeductible acquisition costs	0.1	0.2	—
Federal tax credits, net of amortization	(0.4)	(0.5)	(0.8)
Nondeductible compensation	0.2	—	—
Nondeductible goodwill	0.5	—	—
Other	(0.1)	(0.1)	—
Effective tax rate	25.9%	24.1%	21.8%
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
There were no unrecognized tax benefits as of December 31, 2022. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2019 through 2022 tax years are subject to examination as of December 31, 2022. No federal or state income tax return examinations are currently in process. The Company does not expect to record or realize any material unrecognized tax benefits during 2023.

The amortization of the low-income housing credit investments has been reflected as income tax expense in the amount of $4.8 million for the year ended December 31, 2022, compared to $3.6 million and $3.3 million for the years ended December 31, 2021 and December 31, 2020, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2022 were $4.3 million, $4.8 million and $1.3 million respectively. The carrying value of the investment in affordable housing credits is $69.0 million December 31, 2022, compared to $39.6 million December 31, 2021.

17. STOCK-BASED COMPENSATION
The Company's stock incentive plans provide for the granting of stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units (RSUs), performance-based restricted stock units (PSUs) and other stock based awards or cash incentives that are consistent with the purpose of the incentive plans and interests of the Company. Upon stockholder approval in 2018, the 2013 Incentive Plan (2013 Plan) was replaced by the 2018 Incentive Plan (2018 Plan). However, outstanding awards under the 2013 Plan remain in effect in accordance with their original terms. The 2018 Plan was amended in 2021 to increase the number of shares of Common Stock available for issuance. The 2018 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. The number of shares reserved for issuance under the 2018 Plan is 3,000,000. In addition, in connection with the BMBC Merger, an additional 261,709 shares were transferred into the 2018 Plan from the Bryn Mawr Incentive Plan and the Bryn Mawr Retainer Plan, which were assumed by the Company. At December 31, 2022, 869,838 shares were available for future grants under the 2018 Plan. Generally, all time-based awards become fully vested and outstanding stock options and stock appreciation rights become exercisable immediately in the event of a change in control, as defined in the plans.
During February 2022, the Board of Directors and the Personnel and Compensation Committee (the Committee) approved the Executive Leadership Team Incentive Plan (ELTIP), which provides for new cash and equity awards designed to recognize the rewards and efforts of the Company's executive leadership team for the Company's achievement of certain key measures of short-term success and the value of such success to the Company's longer-term performance. Awards under the ELTIP include short-term incentive (STI) cash bonus awards and long-term incentive (LTI) awards of RSUs and PSUs that will be issued under the Company's 2018 Incentive Plan. LTI awards under the ELTIP will be awarded to the CEO and Executive Vice Presidents that directly report to the Chairman, CEO and President in the form of RSUs that vest in equal annual installments over a three-year service period, and PSUs that vest based on a service condition defined as the achievement of a three-year service period and a performance condition based on the Company's cumulative core ROA performance over a three-year period relative to the KBW Nasdaq Regional Bank Index (the KRX Index) for the same period.
Total stock-based compensation expense recognized was $9.0 million ($6.7 million after tax) for 2022, $6.3 million ($4.8 million after tax) for 2021, and $3.1 million ($2.5 million after tax) for 2020. As part of the expense calculation, the Company has elected to recognize forfeitures as they occur. Stock-based compensation expense related to awards granted to Associates is recorded in Salaries, benefits and other compensation; expense related to awards granted to directors is recorded in Other operating expense in the Company's Consolidated Statements of Income.
Stock Options
Stock options are granted with an exercise price not less than the fair market value of the Company's common stock on the date of the grant. No stock options were granted during 2022. All stock options granted during 2021 and 2020 vest in 25% per annum increments, start to become exercisable in April of the year following the year of grant, and expire between five and seven years from the grant date. New shares are issued upon the exercise of options.
The Company determines the grant date fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are subjective. Significant assumptions used to determine 2021 and 2020 grant date fair value included expected term, which was derived from historical exercise patterns and represents the amount of time that stock options granted are expected to be outstanding; volatility, measured using the fluctuation in month end closing stock prices over a period which corresponds with the average expected option life; a weighted-average risk-free rate of return (zero coupon treasury yield); and a dividend yield indicative of the Company's current dividend rate. The assumptions used to determine the grant date fair value for options issued during 2021 and 2020 are presented below:

	2021	2020
Expected term (in years)	5.5	5.5
Volatility	23.9%	25.0%
Weighted-average risk-free interest rate	1.16%	1.06%
Dividend yield	1.33%	1.39%

A summary of option activity as of December 31, 2022, and changes during the year the ended December 31, 2022, is presented below:

	2022
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Stock Options:
Outstanding at beginning of year	465,424	$41.39	4.52	$4,243
Less: Exercised	(36,397)	26.43
Forfeited	(67,312)	40.53
Expired	(5,400)	51.84
Outstanding at end of year	356,315	42.92	3.43	1,562
Nonvested at end of year	131,928	44.43	1.84	120
Exercisable at end of year	224,387	42.04	2.79	1,038
The weighted-average fair value of options granted was $10.44 in 2021 and $7.19 in 2020. The aggregate intrinsic value of options exercised was $0.8 million in 2022, $1.9 million in 2021, and $1.8 million in 2020.
The following table summarizes the non-vested stock option activity during the year the ended December 31, 2022:

	2022
	Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Stock Options:
Nonvested at beginning of period	245,462	$43.28	$9.09
Less: Vested	(98,893)	42.98	9.21
Forfeited	(14,641)	34.90	7.81
Nonvested at end of period	131,928	44.43	9.15
The total amount of unrecognized compensation cost related to non-vested stock options as of December 31, 2022 was $0.7 million. The weighted-average period over which the expense is expected to be recognized is 1.85 years. During 2022, the Company recognized $0.7 million of compensation expense related to these awards.
Restricted Stock Units
RSUs are granted at no cost to the recipient and generally vest over a four year period, with the exception of RSUs from the ELTIP which vest over a three year period. All outstanding awards granted to senior executives vest over no less than a three year period. The 2013 and 2018 Plans allow for awards with vesting periods less than four years, subject to Board approval. The fair value of RSUs is equal to the fair value of the common stock on the date of grant. The expense related to RSUs granted to Associates is recognized in Salaries, benefits and other compensation and granted to directors in Other operating expense on an accrual basis over the requisite service period for the entire award. When restricted stock is awarded to individuals from whom the Company may not receive services in the future, the expense is recognized when the award is granted, instead of amortizing the expense over the vesting period of the award.
The weighted-average fair value of RSUs granted was $49.24 in 2022, $45.64 in 2021, and $37.52 in 2020. The total amount of compensation cost to be recognized relating to nonvested restricted stock units as of December 31, 2022 was $11.5 million. The weighted-average period over which the cost is expected to be recognized is 2.41 years. During 2022, the Company recognized $7.5 million of compensation cost related to these awards.

The following table summarizes the Company’s RSUs and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2021	235,481	$41.62
Plus: Granted	263,326	49.24
Less: Vested	(107,949)	43.17
Forfeited	(33,220)	42.67
Balance at December 31, 2022	357,638	46.70
The total fair value of RSUs that vested was $4.5 million in 2022, $1.9 million in 2021, and $1.9 million in 2020.
Performance Stock Units
PSUs are granted at no cost to the recipient and vest based on both service and performance conditions. The service condition is defined as the achievement of a three-year service period between January 1, 2022 and December 31, 2024. The service condition can be waived at the discretion of the Committee. The performance condition is based on the Company's cumulative core ROA performance over a three-year period relative to the KRX Index for the same period. The actual number of shares that will vest at the end of the three-year period will be based on the core ROA performance over the three-year period relative to the KRX Index. If such performance is at the 25th percentile, 50th percentile, 75th percentile and 100th percentile, grantees will receive 25%, 50%, 75%, and 100% of their maximum award grant, respectively. The fair value of PSUs is equal to the fair value of the common stock on the date of grant. The expense related to PSUs granted to Associates is recognized in Salaries, benefits and other compensation on an accrual basis over the requisite service period if the performance condition is probable and the service condition is met.
The weighted-average fair value of PSUs granted was $49.76 in 2022. The total amount of compensation cost to be recognized relating to nonvested performance stock units (based on current performance estimates) was $2.1 million as of December 31, 2022. The weighted-average period over which the cost is expected to be recognized is 2.00 years. During 2022, the Company recognized $0.9 million of compensation cost related to these awards. The following table summarizes the Company’s PSUs and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2021	—	$—
Plus: Granted	102,885	49.76
Less: Forfeited	(7,365)	49.76
Balance at December 31, 2022	95,520	49.76
Integration Performance RSU Plan: In February 2019, the Board of Directors approved the Integration Performance RSU Plan (“the Integration Plan”), in which certain senior executives were granted awards based on the achievement of three defined goals measuring the success of the integration of Beneficial and execution of the Company's strategic goals over the five-year period ending 2023. The Plan provided for a three-year performance achievement period beginning in 2021 and ending in 2023. In February 2022, the Integration Plan was terminated. In connection with the termination of the Integration Plan, the portion of the related Integration Performance-Based RSU Awards (the Integration Awards) attributable to core ROA was terminated, the Gallup Q12 performance goal was met, and the Committee exercised its discretion under the Integration Plan to deem the Gallup CE3 performance goal met. Thus, 20% of the restricted stock units subject to the Integration Awards will performance vest and become subject to service-based vesting conditions.
Beneficial Acquisition Success Plan: On December 10, 2020, the Board of Directors approved the Beneficial Acquisition Success Plan (the Success Plan), which was designed to recognize and reward the Company’s achievement of certain key measures of near-term success related to Beneficial and the efforts of the Company’s senior leaders and the value of such success to the Company’s longer term performance. The key measures of success related to Beneficial include acquisition economics, one-time acquisition costs, banking location integration and optimization, customer deposit retention, and cost synergies. Awards under the Success Plan were awarded as RSUs vesting in equal annual installments over three years. The Company granted 66,703 RSUs under the Success Plan on December 10, 2020. During 2022, the Company recognized $0.7 million of compensation expense related to these awards.
Awards from the Integration Plan and the Success Plan were issued under the Company’s 2018 Incentive Plan.

18. COMMITMENTS AND CONTINGENCIES
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
The following represents a summary of off-balance sheet financial instruments at year-end:

	December 31,
(Dollars in thousands)	2022	2021
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$699,748	$403,767
Commercial mortgage loan commitments	96,208	91,871
Commercial loan commitments	863,566	1,088,098
Owner-occupied commercial commitments	27,198	74,846
Commercial standby letters of credit	101,888	92,048
Residential loan commitments	4,032	6,815
Consumer loan commitments	1,011,739	731,850
Total	$2,804,379	$2,489,295
At December 31, 2022, the Company had total commitments to extend credit of $2.8 billion. Commitments for consumer lines of credit were $1.0 billion of which, $913.0 million were secured by real estate. Residential loan commitments generally have closing dates within a one month period but can be extended to six months. Not reflected in the table above are commitments to sell residential loans of $15.3 million and $57.9 million at December 31, 2022 and 2021, respectively.
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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential loan sales. These provisions may include either an indemnification from loss or the repurchase of loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were two repurchases for $0.8 million during the year ended December 31, 2022 and no repurchases during the same period in 2021.

Unfunded Lending Commitments
At December 31, 2022 and December 31, 2021, the allowance for credit losses of unfunded lending commitments was $11.9 million and $7.4 million, respectively. A provision expense for unfunded lending commitments of $0.3 million was recognized during the year ended December 31, 2022, and a provision release for unfunded lending commitments of $0.8 million was recognized during year ended December 31, 2021.

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
The following tables present financial instruments carried at fair value as of December 31, 2022 and December 31, 2021 by level in the valuation hierarchy (as described above):

	December 31, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$506,380	$—	$506,380
FNMA MBS	—	3,250,258	—	3,250,258
FHLMC MBS	—	121,999	—	121,999
GNMA MBS	—	36,138	—	36,138
GSE agency notes	—	178,285	—	178,285
Other assets	—	156,912	81	156,993
Total assets measured at fair value on a recurring basis	$—	$4,249,972	$81	$4,250,053
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$156,520	$17,102	$173,622
Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$26,120	$26,120
Other real estate owned	—	—	833	833
Loans held for sale	—	42,985	—	42,985
Total assets measured at fair value on a nonrecurring basis	$—	$42,985	$26,953	$69,938

	December 31, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$575,766	$—	$575,766
FNMA MBS	—	4,245,684	—	4,245,684
FHLMC MBS	—	145,528	—	145,528
GNMA MBS	—	17,936	—	17,936
GSE agency notes	—	220,397	—	220,397
Other assets	—	5,153	—	5,153
Total assets measured at fair value on a recurring basis	$—	$5,210,464	$—	$5,210,464
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$3,039	$20,252	$23,291
Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$10,518	$10,518
Other real estate owned	—	—	2,320	2,320
Loans held for sale	—	113,349	—	113,349
Total assets measured at fair value on a nonrecurring basis	$—	$113,349	$12,838	$126,187
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $10.4 million and $13.1 million at December 31, 2022 and December 31, 2021, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following table provides a description of the valuation techniques and significant unobservable inputs for the Company's financial instruments classified as Level 3:

(Dollars in thousands)	December 31, 2022
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$26,120	Observed market comparable transactions	Period of observed transactions	May 2022
Other real estate owned	833	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	81	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 250 bps (205 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	2	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (158 bps) LGD: 30%
Other liabilities	17,100	Discounted cash flow	Timing of Visa litigation resolution	1 - 5.75 years (3.61 years or 4Q 2025)
The book value and estimated fair value of the Company's financial instruments are as follows:

		December 31,
	Fair Value Measurement	2022		2021
(Dollars in thousands)		Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	Level 1	$837,258	$837,258	$1,532,939	$1,532,939
Investment securities, available for sale	Level 2	4,093,060	4,093,060	5,205,311	5,205,311
Investment securities, held to maturity, net	Level 2	1,111,619	1,040,104	90,642	94,131
Other investments	Level 3	26,120	26,120	10,518	10,518
Loans, held for sale	Level 2	42,985	42,985	113,349	113,349
Loans and leases, net(1)	Level 3	11,759,992	11,567,888	7,791,482	7,723,867
Stock in FHLB of Pittsburgh	Level 2	24,116	24,116	6,073	6,073
Accrued interest receivable	Level 2	74,448	74,448	41,596	41,596
Other assets	Levels 2, 3	156,993	156,993	5,153	5,153
Financial liabilities:
Deposits	Level 2	$16,203,569	$16,156,124	$13,240,062	$13,236,816
Borrowed funds	Level 2	726,894	709,014	239,477	225,119
Standby letters of credit	Level 3	739	739	674	674
Accrued interest payable	Level 2	5,174	5,174	736	736
Other liabilities	Levels 2, 3	173,622	173,622	23,291	23,291
(1)Includes reverse mortgage loans.
At December 31, 2022 and December 31, 2021 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of December 31, 2022.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives not designated as hedging instruments:
Interest rate products	$1,794,678	Other assets	$156,414
Interest rate products	1,794,678	Other liabilities	(156,414)
Interest rate lock commitments with customers	24,673	Other assets	385
Interest rate lock commitments with customers	1,179	Other liabilities	(7)
Forward sale commitments	9,072	Other assets	75
Forward sale commitments	20,719	Other liabilities	(54)
FX forwards	4,177	Other assets	38
FX forwards	3,052	Other liabilities	(45)
Risk participation agreements sold	68,459	Other liabilities	(2)
Risk participation agreements purchased	87,168	Other assets	81
Financial derivative related to sales of certain Visa Class B shares	113,177	Other liabilities	(17,100)
Total derivatives	$3,921,032		$(16,629)
The table below presents the fair value of derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of December 31, 2021.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives not designated as hedging instruments:
Interest rate products	$54,834	Other assets	$2,625
Interest rate products	54,834	Other liabilities	(2,847)
Interest rate lock commitments with customers	102,264	Other assets	1,991
Interest rate lock commitments with customers	12,813	Other liabilities	(73)
Forward sale commitments	63,664	Other assets	537
Forward sale commitments	67,032	Other liabilities	(116)
Risk participation agreements	4,214	Other liabilities	(3)
Financial derivative related to sales of certain Visa Class B shares	113,177	Other liabilities	(20,252)
Total derivatives	$472,832		$(18,138)

Derivatives designated as hedging instruments:
Cash Flow Hedges of Interest Rate Risk
In 2020, the Company terminated its three interest rate derivatives that were designated as cash flow hedges for a net gain of $1.3 million, recognized in accumulated other comprehensive income (loss). Hedge accounting was discontinued, and the net gain in accumulated comprehensive income (loss) is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continues to be probable, the $1.3 million net gain will be recognized into earnings on a straight-line basis over each derivative's original contract term. During the next twelve months, the Company estimates that $0.1 million will be reclassified as an increase to interest income. During the year ended December 31, 2022, $0.2 million was reclassified into interest income compared to $0.5 million during the same period in 2021.
The table below presents the effect of the cash flow hedges on the Consolidated Statements of Income for the year ended December 31, 2020.

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2020
Interest Rate Products	$1,560	Interest income
Total	$1,560
Derivatives not designated as hedging instruments:
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps with commercial loan customers wishing to manage interest rate risk. The Company then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of December 31, 2022, there were no fair value adjustments related to credit quality.
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
The table below presents the effect of the derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020.

	Amount of (Loss) or Gain Recognized in Income			Location of (Loss) or Gain Recognized in Income
(Dollars in thousands)	Year Ended December 31,
Derivatives Not Designated as a Hedging Instrument	2022	2021	2020
Interest Rate Lock Commitments	$(2,072)	$(6,218)	$6,490	Mortgage banking activities, net
Forward Sale Commitments	4,863	3,263	(12,226)	Mortgage banking activities, net
Total	$2,791	$(2,955)	$(5,736)

Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of December 31, 2022, there were no fair value adjustments related to credit quality.
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
The following are not included in the tables in Fair Values of Derivative Instruments:
Swap Guarantees
The Company entered into an agreement with one unrelated financial institution whereby that financial institution entered into interest rate derivative contracts (interest rate swap transactions) directly with customers referred to them by the Company. Under the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction, only in the event that the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives.
At December 31, 2022 and December 31, 2021, there were 209 and 261 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $0.8 billion and $1.1 billion at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022, the swap transactions remaining maturities ranged from under 1 year to 13 years. At December 31, 2022, none of these customer swaps were in a paying position to third parties, with our swap guarantees having a fair value of $10.4 million. At December 31, 2021, 193 of these customer swaps were in a paying position to third parties for $35.8 million, with the Company's swap guarantees having a fair value of $13.1 million. However, for both periods, none of the Company's customers were in default of the swap agreements.
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
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $4.7 million in cash against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value.

21. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time the Company enters into transactions with related parties, including, but not limited to, its officers and directors. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to the Company. Any related party loans exceeding $0.5 million require review and approval by the Board of Directors. There was no related party loan exceeding $0.5 million originated during the year ended December 31, 2022 as compared to one related party loans exceeding $0.5 million originated and sold during the year ended December 31, 2021.
During 2022, all new loans and credit line advances to related parties were $5.1 million and repayments were $1.7 million. The outstanding balances of loans to related parties at December 31, 2022 and 2021 were $3.9 million and $0.4 million, respectively. Total deposits from related parties at December 31, 2022 and 2021 were $5.8 million.

22. SEGMENT INFORMATION
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
The WSFS Bank segment provides financial products to commercial and consumer customers. Consumer and Commercial Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS Bank. These departments share the same regulators, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Accordingly, these departments are not considered discrete segments and are appropriately aggregated in the WSFS Bank segment.
The Company's Cash Connect® segment provides ATM vault cash, smart safe and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide. The balance sheet category Cash in non-owned ATMs includes cash from which fee income is earned through bailment arrangements with customers of Cash Connect®.
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. The Bryn Mawr Trust Company of Delaware, formed by the merger of BMT-DE and Christiana Trust DE on April 1, 2022, provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. Private Wealth Management serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and traditional banking services such as credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the bank’s charter, through a broker/dealer and as a registered investment advisor (RIA). It generates revenue through fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach. BMTIA was a full-service insurance agency, through which the Bank offered insurance and related products and services to its customer base. This included casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals. The BMTIA business was sold to Patriot Growth Insurance Services, LLC in June 2022.

The following tables show segment results for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$690,780	$—	$13,035	$703,815
Noninterest income	79,800	55,519	124,815	260,134
Total external customer revenues	770,580	55,519	137,850	963,949
Inter-segment revenues:
Interest income	14,348	1,536	46,539	62,423
Noninterest income	27,534	1,610	654	29,798
Total inter-segment revenues	41,882	3,146	47,193	92,221
Total revenue	812,462	58,665	185,043	1,056,170
External customer expenses:
Interest expense	37,393	—	3,532	40,925
Noninterest expenses	465,999	36,777	71,550	574,326
Provision for credit losses	47,921	—	168	48,089
Total external customer expenses	551,313	36,777	75,250	663,340
Inter-segment expenses
Interest expense	48,075	9,831	4,517	62,423
Noninterest expenses	2,264	4,720	22,814	29,798
Total inter-segment expenses	50,339	14,551	27,331	92,221
Total expenses	601,652	51,328	102,581	755,561
Income before taxes	$210,810	$7,337	$82,462	$300,609
Income tax provision				77,961
Consolidated net income				$222,648
Net income attributable to noncontrolling interest				273
Net income attributable to WSFS				$222,375
Supplemental Information
Capital expenditures for the period ended	$8,793	$16	$—	$8,809

	Year Ended December 31, 2021
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$447,542	$—	$8,827	$456,369
Noninterest income	79,310	42,818	63,352	185,480
Total external customer revenues	526,852	42,818	72,179	641,849
Inter-segment revenues:
Interest income	3,460	1,088	12,002	16,550
Noninterest income	15,988	1,240	1,354	18,582
Total inter-segment revenues	19,448	2,328	13,356	35,132
Total revenue	546,300	45,146	85,535	676,981
External customer expenses:
Interest expense	22,058	—	662	22,720
Noninterest expenses	328,277	29,465	20,774	378,516
Recovery of credit losses	(113,715)	—	(3,372)	(117,087)
Total external customer expenses	236,620	29,465	18,064	284,149
Inter-segment expenses
Interest expense	13,090	856	2,604	16,550
Noninterest expenses	2,594	4,636	11,352	18,582
Total inter-segment expenses	15,684	5,492	13,956	35,132
Total expenses	252,304	34,957	32,020	319,281
Income before taxes	$293,996	$10,189	$53,515	$357,700
Income tax provision				86,095
Consolidated net income				$271,605
Net income attributable to noncontrolling interest				163
Net income attributable to WSFS				$271,442
Supplemental Information
Capital expenditures for the period ended	$6,344	$232	$—	$6,576

	Year Ended December 31, 2020
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$505,258	$—	$9,147	$514,405
Noninterest income	110,585	40,899	49,541	201,025
Total external customer revenues	615,843	40,899	58,688	715,430
Inter-segment revenues:
Interest income	4,930	851	10,747	16,528
Noninterest income	13,038	835	1,832	15,705
Total inter-segment revenues	17,968	1,686	12,579	32,233
Total revenue	633,811	42,585	71,267	747,663
External customer expenses:
Interest expense	46,428	—	2,022	48,450
Noninterest expenses	310,799	28,421	29,624	368,844
Provision for credit losses	149,453	—	3,727	153,180
Total external customer expenses	506,680	28,421	35,373	570,474
Inter-segment expenses
Interest expense	11,598	1,580	3,350	16,528
Noninterest expenses	2,667	3,340	9,698	15,705
Total inter-segment expenses	14,265	4,920	13,048	32,233
Total expenses	520,945	33,341	48,421	602,707
Income before taxes	$112,866	$9,244	$22,846	$144,956
Income tax provision				31,636
Consolidated net income				$113,320
Net loss attributable to noncontrolling interest				(1,454)
Net income attributable to WSFS				$114,774
Supplemental Information
Capital expenditures for the period ended	$6,499	$420	$240	$7,159

The following table shows significant components of segment net assets as of December 31, 2022 and 2021:

	December 31,
	2022				2021
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Cash and cash equivalents	$317,022	$476,850	$43,386	$837,258	$1,039,046	$477,806	$16,087	$1,532,939
Goodwill	753,586	—	130,051	883,637	452,629	—	20,199	472,828
Other segment assets	17,824,946	10,429	358,485	18,193,860	13,481,370	6,785	283,405	13,771,560
Total segment assets	$18,895,554	$487,279	$531,922	$19,914,755	$14,973,045	$484,591	$319,691	$15,777,327

23. PARENT COMPANY FINANCIAL INFORMATION
Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Income:
Interest income	$374	$357	$356
Realized loss on sale of equity investment	—	(706)	—
Unrealized gains (losses) on equity investments, net	5,379	5,389	(1,617)
Other noninterest income	251,382	4,759	208,762
	257,135	9,799	207,501
Expense:
Interest expense	11,763	7,771	6,748
Other operating expense	11,489	7,508	2,553
	23,252	15,279	9,301
Income (loss) before equity in undistributed income of subsidiaries	233,883	(5,480)	198,200
Equity in undistributed (loss) income of subsidiaries	(12,672)	276,208	(84,346)
Income before taxes	221,211	270,728	113,854
Income tax benefit	(1,164)	(714)	(920)
Net income attributable to WSFS	$222,375	$271,442	$114,774

Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2022	2021
Assets:
Cash and cash equivalents	$205,841	$103,708
Investment in subsidiaries	2,320,474	2,045,080
Investment in Trusts(1)	2,785	2,011
Other assets	16,944	4,514
Total assets	$2,546,044	$2,155,313
Liabilities:
Trust preferred borrowings	$90,442	$67,011
Senior and subordinated debt	248,169	147,939
Accrued interest payable	1,168	298
Other liabilities	1,152	966
Total liabilities	340,931	216,214
Stockholders’ equity:
Common stock	759	577
Capital in excess of par value	1,974,210	1,058,997
Accumulated other comprehensive loss	(675,844)	(37,768)
Retained earnings	1,411,243	1,224,614
Treasury stock	(505,255)	(307,321)
Total stockholders’ equity of WSFS	2,205,113	1,939,099
Total liabilities and stockholders’ equity of WSFS	$2,546,044	$2,155,313
(1)Includes WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II.

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Operating activities:
Net income attributable to WSFS	$222,375	$271,442	$114,774
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed loss (income) of subsidiaries	12,672	(276,208)	84,346
Realized loss on sale of equity investments	—	706	—
Unrealized (gains) losses on equity investments	(5,379)	(5,389)	1,617
Decrease (increase) in other assets	2,569	10,910	(4,537)
Increase (decrease) in other liabilities	812	(6,690)	7,684
Net cash provided by (used for) operating activities	$233,049	$(5,229)	$203,884
Investing activities:
Net cash for business combinations	$101,734	$—	$—
Net cash provided by investing activities	$101,734	$—	$—
Financing activities:
Issuance of common stock and exercise of common stock options	$3,179	$1,522	$2,032
Issuance of senior debt	—	—	147,780
Redemption of senior debt	—	(100,000)	—
Purchase of treasury stock	(200,083)	(13,268)	(155,832)
Dividends paid	(35,746)	(24,242)	(24,369)
Net cash used for financing activities	$(232,650)	$(135,988)	$(30,389)
Increase (decrease) in cash and cash equivalents	$102,133	$(141,217)	$173,495
Cash and cash equivalents at beginning of period	103,708	244,925	71,430
Cash and cash equivalents at end of period	$205,841	$103,708	$244,925

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
Changes to accumulated other comprehensive income (loss) by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, December 31, 2019	$26,927	$468	$(3,317)	$(577)	$—	$23,501
Other comprehensive income (loss) before reclassifications	39,853	—	(1,445)	1,560	(9)	39,959
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(6,898)	(192)	(26)	(337)	—	(7,453)
Net current-period other comprehensive income (loss)	32,955	(192)	(1,471)	1,223	(9)	32,506
Balance, December 31, 2020	$59,882	$276	$(4,788)	$646	(9)	$56,007
Other comprehensive (loss) income before reclassifications	(93,503)	—	162	—	362	(92,979)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(252)	(101)	(65)	(378)	—	(796)
Net current-period other comprehensive (loss) income	(93,755)	(101)	97	(378)	362	(93,775)
Balance, December 31, 2021	$(33,873)	$175	$(4,691)	$268	$353	$(37,768)
Other comprehensive (loss) income before reclassifications(2)	(529,660)	(119,769)	318	—	213	(648,898)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	—	11,091	(109)	(160)	—	10,822
Net current-period other comprehensive (loss) income	(529,660)	(108,678)	209	(160)	213	(638,076)
Balance, December 31, 2022	$(563,533)	$(108,503)	$(4,482)	$108	$566	$(675,844)
(1)Cash flow hedges were terminated as of April 1, 2020.
(2)Includes $119.8 million, net of tax, of unrealized losses on transferred investment securities from available-for-sale to held-to-maturity.

Components of other comprehensive income (loss) that impact the Consolidated Statements of Income are presented in the table below.

	Twelve Months Ended December 31,			Affected line item in Consolidated Statements of Income
(Dollars in thousands)	2022	2021	2020
Securities available-for-sale:
Realized gains on securities transactions	$—	$(331)	$(9,076)	Securities gains, net
Income taxes	—	79	2,178	Income tax provision
Net of tax	$—	$(252)	$(6,898)
Net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized gains to income during the period	$14,593	$(133)	$(251)	Interest and dividends on investment securities
Income taxes	(3,502)	32	59	Income tax provision
Net of tax	$11,091	$(101)	$(192)
Amortization of defined benefit pension plan-related items:
Prior service (credits) costs	$(76)	$(85)	$(266)
Actuarial gains	(68)	—	(47)
Total before tax	$(144)	$(85)	$(313)	Salaries, benefits and other compensation
Income taxes	35	20	75	Income tax provision
Net of tax	$(109)	$(65)	$(238)
Defined benefit pension plan settlement:
Realized losses on plan settlement	$—	$—	$279	Other operating expense
Income taxes	—	—	(67)	Income tax provision
Net of tax	$—	$—	$212
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	$(211)	$(497)	$(444)	Interest and fees on loans and leases
Income taxes	51	119	107	Income tax provision
Net of tax	$(160)	$(378)	$(337)
Total reclassifications	$10,822	$(796)	$(7,453)

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
26. SUBSEQUENT EVENTS
The Company evaluated subsequent events in accordance with ASC Topic 855 and determined that the following qualifies as a non-recognized subsequent event:

Extinguishment of Debt

On February 15, 2023, the Company completed the redemption of the $30.0 million of fixed-to-floating rate subordinated notes due 2025 (the 2025 Notes) acquired from Bryn Mawr Trust. The 2025 Notes were redeemed at a price of 100%, plus accrued and unpaid interest through the date of redemption.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2022, the Corporation’s internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s Consolidated Financial Statements as of and for the year ended December 31, 2022 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022, as stated in their reports, which are included herein.

/s/ Rodger Levenson	/s/ Dominic C. Canuso
Rodger Levenson	Dominic C. Canuso
Chairman, President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
WSFS Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited WSFS Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 28, 2023

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings “Corporate Governance—Biographies of Director Nominees,” “Corporate Governance—Other Continuing Directors,” “Executive Compensation—Executive Leadership Team,” “Security Ownership of Certain Beneficial Owners and Management,” "Executive Compensation—Executive Compensation Policies," “Corporate Governance-Committees” and "Board Structure and Roles" in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the Proxy Statement).
We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A copy of the Code of Ethics is posted on our website at www.wsfsbank.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings “Executive Compensation Discussion and Analysis” and “Corporate Governance—Compensation of our Board of Directors” in the Proxy Statement.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the discussion responsive thereto under the heading “Transactions with Related Parties” and “Our Director Nomination and Selection Process—Independence” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the discussion responsive thereto under the heading “Audit Matters—Audit Services” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Listed below are all financial statements and exhibits filed as part of this report, and which are herein incorporated by reference.

1
The Consolidated Statements of Financial Condition of WSFS Financial Corporation and subsidiaries as of December 31, 2022 and 2021, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2022, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

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

3.2	Amended and Restated Bylaws of WSFS Financial Corporation is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 28, 2023.
4.1	Description of Common Stock of WSFS Financial Corporation is incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019.
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

10.6
Letter Agreement, dated as of March 8, 2021, by and between WSFS Financial Corporation and Francis J. Leto, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 3, 2022.

10.7	Supplemental Pension and Retirement Plan of Beneficial Bank, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.
10.8	Beneficial Bank Stock-Based Deferral Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.
10.9
Amended and Restated Beneficial Bank Elective Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.

21	Subsidiaries of Registrant+
23	Consent of KPMG LLP+
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.INS	XBRL Instance Document **
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023 is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date:	February 28, 2023	BY:	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2023	BY:	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Date:	February 28, 2023	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	February 28, 2023	BY:	/s/ Francis B. Brake
Francis B. Brake
Director

Date:	February 28, 2023	BY:	/s/ Karen Dougherty Buchholz
Karen Dougherty Buchholz
Director

Date:	February 28, 2023	BY:	/s/ Diego F. Calderin
Diego F. Calderin
Director

Date:	February 28, 2023	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	February 28, 2023	BY:	/s/ Michael J. Donahue
Michael J. Donahue
Director

Date:	February 28, 2023	BY:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont
Director

Date:	February 28, 2023	BY:	/s/ Nancy J. Foster
Nancy J. Foster
Director

Date:	February 28, 2023	BY:	/s/ Christopher T. Gheysens
Christopher T. Gheysens
Director

Date:	February 28, 2023	BY:	/s/ Francis J. Leto
Francis J. Leto
Director

Date:	February 28, 2023	BY:	/s/ Lynn B. McKee
Lynn B. McKee
Director

Date:	February 28, 2023	BY:	/s/ David G. Turner
David G. Turner
Director

Date:	February 28, 2023	BY:	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and Chief Financial Officer

Date:	February 28, 2023	BY:	/s/ Charles K. Mosher
Charles K. Mosher
Senior Vice President and Chief Accounting Officer