Form 10-Q
period 2023-03-31
WSFS FINANCIAL CORP
filed 2023-05-05
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 61,448,797 shares as of May 1, 2023.

WSFS FINANCIAL CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and exhibits hereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•difficult market conditions and unfavorable economic trends in the United States generally and in financial markets, particularly in the markets in which the Company operates and in which its loans are concentrated, including difficult and unfavorable conditions and trends related to housing markets, costs of living, unemployment levels, interest rates, supply chain issues, inflation, and economic growth;
•the impacts related to or resulting from recent bank failures and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions;
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
•the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations, potential expenses associated with complying with such regulations, and the effects of potential federal government shutdowns and delays;
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
•any compounding effects or unexpected interaction of the risks discussed above; and
•other risks and uncertainties, including those discussed herein under the heading “Risk Factors” and in other documents filed by the Company with the Securities and Exchange Commission (SEC) from time to time.
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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share and share data)	2023	2022
Interest income:
Interest and fees on loans and leases	$193,724	$118,881
Interest on mortgage-backed securities	27,526	23,113
Interest and dividends on investment securities:
Taxable	704	702
Tax-exempt	1,533	619
Other interest income	2,896	822
	226,383	144,137
Interest expense:
Interest on deposits	35,192	3,128
Interest on Federal Home Loan Bank advances	3,371	—
Interest on senior and subordinated debt	2,573	1,929
Interest on federal funds purchased	1,139	—
Interest on trust preferred borrowings	1,555	513
Interest on other borrowings	21	9
	43,851	5,579
Net interest income	182,532	138,558
Provision for credit losses	29,011	18,971
Net interest income after provision for credit losses	153,521	119,587
Noninterest income:
Credit/debit card and ATM income	13,361	7,681
Investment management and fiduciary income	30,476	30,181
Deposit service charges	6,039	5,825
Mortgage banking activities, net	1,122	2,898
Loan and lease fee income	1,372	1,334
Unrealized loss on equity investments, net	(4)	(3)
Bank owned life insurance income	1,510	105
Other income	9,251	12,553
	63,127	60,574
Noninterest expense:
Salaries, benefits and other compensation	72,849	70,930
Occupancy expense	10,408	10,792
Equipment expense	9,792	10,373
Data processing and operations expenses	4,724	5,359
Professional fees	4,439	3,451
Marketing expense	1,716	1,266
FDIC expenses	2,582	1,391
Loan workout and other credit costs	(55)	328
Corporate development expense	740	34,038
Restructuring expense	(761)	17,514
Other operating expense	26,611	19,015
	133,045	174,457
Income before taxes	83,603	5,704
Income tax provision	20,941	1,737
Net income	$62,662	$3,967
Less: Net income attributable to noncontrolling interest	258	163
Net income attributable to WSFS	$62,404	$3,804
Earnings per share:
Basic	$1.01	$0.06
Diluted	$1.01	$0.06
Weighted average shares of common stock outstanding:
Basic	61,510,714	64,942,593
Diluted	61,678,871	65,127,000

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022

Net income	$62,662	$3,967
Less: Net income attributable to noncontrolling interest	258	163
Net income attributable to WSFS	62,404	3,804
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available-for-sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $16,740 and $(87,132), respectively	53,010	(275,918)
Net change in securities held-to-maturity
Amortization of unrealized losses (gains) on available-for-sale securities reclassified to held-to-maturity, net of tax (benefit) expense of $(1,315) and $9, respectively	4,165	(28)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax benefit of $11 and 9, respectively	(35)	(27)
Net change in cash flow hedge
Net unrealized gain arising during the period, net of tax expense of $105 and $—, respectively	332	1
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $13 and $13, respectively	(40)	(40)
	292	(39)
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax benefit of $1 and $—, respectively	(3)	—
Total other comprehensive income (loss)	57,429	(276,012)
Total comprehensive income (loss)	$119,833	$(272,208)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	March 31, 2023	December 31, 2022
Assets:
Cash and due from banks	$686,788	$332,961
Cash in non-owned ATMs	409,265	499,017
Interest-bearing deposits in other banks including collateral (restricted cash) of $6,650 at March 31, 2023 and $4,650 at December 31, 2022	6,987	5,280
Total cash, cash equivalents, and restricted cash	1,103,040	837,258
Investment securities, available-for-sale (amortized cost of $4,758,199 at March 31, 2023 and $4,834,550 at December 31, 2022	4,086,459	4,093,060
Investment securities, held-to-maturity, net of allowance for credit losses of $9 at March 31, 2023 and $10 at December 31, 2022 (fair value $1,035,856 at March 31, 2023 and $1,040,104 at December 31, 2022)	1,094,799	1,111,619
Other investments	24,797	26,120
Loans, held for sale at fair value	39,734	42,985
Loans and leases, net of allowance for credit losses of $169,162 at March 31, 2023 and $151,861 at December 31, 2022	11,976,845	11,759,992
Bank owned life insurance	100,907	101,935
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	42,122	24,116
Other real estate owned	1,131	833
Accrued interest receivable	77,356	74,448
Premises and equipment	112,129	115,603
Goodwill	883,637	883,637
Intangible assets	124,613	128,595
Other assets	651,721	714,554
Total assets	$20,319,290	$19,914,755
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,299,094	$5,739,647
Interest-bearing	10,890,594	10,463,922
Total deposits	16,189,688	16,203,569
FHLB advances	800,000	350,000
Trust preferred borrowings	90,491	90,442
Senior and subordinated debt	218,227	248,169
Other borrowed funds	29,488	38,283
Accrued interest payable	15,135	5,174
Other liabilities	672,917	777,232
Total liabilities	18,015,946	17,712,869
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 75,958,600 at March 31, 2023 and 75,921,997 at December 31, 2022	759	759
Capital in excess of par value	1,977,757	1,974,210
Accumulated other comprehensive loss	(618,415)	(675,844)
Retained earnings	1,464,392	1,411,243
Treasury stock at cost, 14,572,085 shares at March 31, 2023 and 14,310,085 shares at December 31, 2022	(518,131)	(505,255)
Total stockholders’ equity of WSFS	2,306,362	2,205,113
Noncontrolling interest	(3,018)	(3,227)
Total stockholders' equity	2,303,344	2,201,886
Total liabilities and stockholders' equity	$20,319,290	$19,914,755

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2022	75,921,997	$759	$1,974,210	$(675,844)	$1,411,243	$(505,255)	$2,205,113	$(3,227)	$2,201,886
Net income	—	—	—	—	62,404	—	62,404	258	62,662
Other comprehensive income	—	—	—	57,429	—	—	57,429	—	57,429
Cash dividend, $0.15 per share	—	—	—	—	(9,255)	—	(9,255)	—	(9,255)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(49)	(49)
Issuance of common stock including proceeds from exercise of common stock options	36,603	—	362	—	—	—	362	—	362
Stock-based compensation expense	—	—	3,185	—	—	—	3,185	—	3,185
Repurchases of common stock (1)	—	—	—	—	—	(12,876)	(12,876)	—	(12,876)
Balance, March 31, 2023	75,958,600	$759	$1,977,757	$(618,415)	$1,464,392	$(518,131)	$2,306,362	$(3,018)	$2,303,344
(1)Repurchase of common stock includes 262,000 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 8,258 shares withheld to cover tax liabilities.

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
(1)Repurchase of common stock includes 938,985 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors and 3,430 shares withheld to cover tax liabilities.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022

Operating activities:
Net income	$62,662	$3,967
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29,011	18,971
Depreciation of premises and equipment, net	4,327	11,062
Accretion of fees and discounts, net	(6,358)	(1,642)
Amortization of intangible assets	3,845	3,963
Amortization of right-of-use lease assets	3,905	7,664
Decrease in operating lease liability	(3,170)	(5,030)
Income from mortgage banking activities, net	(1,122)	(2,898)
Gain on sale of other real estate owned and valuation adjustments, net	—	(54)
Stock-based compensation expense	3,185	1,334
Unrealized loss on equity investments, net	4	3
Deferred income tax expense (benefit)	1,484	(7,952)
Increase in accrued interest receivable	(2,908)	(944)
Decrease in other assets	47,058	41,368
Origination of loans held for sale	(58,269)	(174,612)
Proceeds from sales of loans held for sale	36,986	190,520
Decrease in value of bank owned life insurance	1,028	260
Increase in capitalized interest, net	(315)	(569)
Increase in accrued interest payable	9,961	1,280
Decrease in other liabilities	(101,123)	(28,500)
Net cash provided by operating activities	$30,191	$58,191
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	21,721	5,875
Purchases of investment securities available-for-sale	(4,824)	(805,798)
Repayments, maturities and calls of investment securities available-for-sale	80,343	649,279
Proceeds from bank-owned life insurance death benefit	—	1,437
Net (increase) decrease in loans	(129,561)	120,204
Net cash from business combinations	—	573,745
Purchase of loans held-for-investment	(88,455)	(55,544)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(92,439)	—
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	74,433	1
Sales of other real estate owned	—	450
Investment in premises and equipment	(856)	(1,647)
Sales of premises and equipment	3	—
Net cash used in investing activities	$(139,635)	$488,002

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Financing activities:
Net (decrease) increase in demand and saving deposits	$(560,596)	$281,843
Increase (decrease) in time deposits	350,922	(39,367)
Increase in brokered deposits	186,718	17,752
Receipts from FHLB advances	4,153,000	—
Repayments of FHLB advances	(3,703,000)	—
Receipts from federal funds purchased	5,150,000	—
Repayments of federal funds purchased	(5,150,000)	—
Contribution from noncontrolling shareholders	(49)	187
Cash dividend	(9,255)	(8,536)
Issuance of common stock including proceeds from exercise of common stock options	362	428
Redemption of senior and subordinated debt	(30,000)	—
Repurchases of common shares	(12,876)	(47,670)
Net cash (used in) provided by financing activities	$375,226	$204,637
Increase in cash, cash equivalents, and restricted cash	265,782	750,830
Cash, cash equivalents, and restricted cash at beginning of period	837,258	1,532,939
Cash, cash equivalents, and restricted cash at end of period	$1,103,040	$2,283,769
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$33,890	$1,057
Income taxes	455	3,370
Non-cash information:
Loans transferred to other real estate owned	$298	$—
Loans transferred to portfolio from held-for-sale at fair value	23,476	6,321
Fair value of assets acquired, net of cash received	—	4,712,341
Fair value of liabilities assumed	—	4,378,070
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company), and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). As of March 31, 2023, the other subsidiaries of WSFS include WSFS Wealth Management, LLC (Powdermill®), Bryn Mawr Capital Management, LLC (BMCM), WSFS SPE Services, LLC, The Bryn Mawr Trust Company of Delaware (BMT-DE), and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
On January 1, 2023, WSFS completed the merger and brand conversion of WSFS Capital Management, LLC (West Capital) and Cypress Capital Management, LLC and renamed the combined entity Bryn Mawr Capital Management, LLC. BMCM is registered as an investment advisor with the U.S. Securities and Exchange Commission and is a wholly-owned subsidiary of WSFS.
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). The Company provides residential and commercial real estate, commercial and consumer lending services, as well as consumer deposit and cash management services. The Company's core banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to individuals, institutions and corporations. The Federal Deposit Insurance Corporation (FDIC) insures the customers’ deposits to their legal maximums. The Company serves its customers primarily from 119 offices located in Pennsylvania (61), Delaware (39), New Jersey (17), Virginia (1) and Nevada (1), its ATM network, website at www.wsfsbank.com and mobile app. Information on the website is not incorporated by reference into this Quarterly Report on Form 10-Q.
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
The Company's accounting and reporting policies conform to Generally Accepted Accounting Principles in the U.S. (GAAP), prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Certain prior period amounts have been reclassified to conform with current period presentation. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2023. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Annual Report on Form 10-K) that was filed with the SEC on February 28, 2023 and is available at www.sec.gov or on the website at www.wsfsbank.com. All significant intercompany accounts and transactions were eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2022 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at March 31, 2023, except for the following:
Past Due and Nonaccrual Loans
Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments. Past due loans 90 days or more that remain in accrual status are considered well secured and in the process of collection.
Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of the Company, collection is doubtful, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on the Company’s assessment of the ultimate collectability of principal and interest. Loans are returned to accrual status when the Company assesses that the borrower has the ability to make all principal and interest payments in accordance with the terms of the loan (i.e., a consistent repayment record, generally six consecutive payments, has been demonstrated).
For loans greater than 90 days past due, unless loans are well-secured and collection is imminent, their respective reserves are generally charged off once the loss has been confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.
A loan, for which the terms have been modified in the current reporting period in the form of principal forgiveness, an interest rate reduction, an other than-insignificant payment delay, or a term extension to a borrower experiencing financial difficulty, is considered a troubled loan. The assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.
Principal balances are generally not forgiven when a loan is modified as a troubled loan. Nonaccruing troubled loans remain in nonaccrual status until there has been a period of sustained repayment performance demonstrated and repayment is reasonably assured. Since the effect of most troubled loans are already included in the Company’s estimate of expected credit losses, a change to the allowance for credit losses is generally not recorded upon modification.
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
The Company's portfolio segments, established based on similar risk characteristics and loss behaviors, are:
•Commercial Loans: Commercial and industrial - real estate secured, commercial and industrial - non-real estate secured, owner-occupied commercial, commercial mortgages, construction and commercial small business leases, and
•Residential and Consumer Loans: Residential mortgage, equity secured lines and loans, installment loans, unsecured lines of credit, originated education loans and previously acquired education loans.
Expected credit losses are net of expected recoveries and estimated over the contractual term, adjusted for expected prepayments. The contractual term excludes any extensions, renewals and modifications unless they are not unconditionally cancellable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Expected prepayments are based on historical experience and considers adjustments for current and future economic conditions.
The allowance includes two primary components: (i) an allowance established on loans which share similar risk characteristics collectively evaluated for credit losses (collective basis) and (ii) an allowance established on loans which do not share similar risk characteristics with any loan segment and are individually evaluated for credit losses (individual basis).

Loans that share similar risk characteristics are collectively reviewed for credit loss and are evaluated based on historical loss experience, adjusted for current economic conditions and future economic forecasts. Estimated losses are determined differently for commercial and residential and consumer loans, and each portfolio segment is further segmented by internally assessed risk ratings.
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
The historical loss rates for commercial loans are estimated by determining the probability of default (PD) and expected loss given default (LGD) and are applied to the loans' exposure at default. The probability of default is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for consumer loans is calculated based on average net loss rates over the same look-back period. The current look-back period is 49 quarters which ensures historical loss rates are adequately considering losses within a full credit cycle.
Loans that do not share similar risk characteristics with any loan segments are evaluated on an individual basis. These loans, which may include troubled loans, are not included in the collective basis evaluation. When it is probable the Company will not collect all principal and interest due according to their contractual terms, which is assessed based on the credit characteristics of the loan and/or payment status, these loans are individually reviewed and measured for potential credit loss.
The amount of the potential credit loss is measured using any of the following three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the fair value of collateral if the loan is collateral dependent; or (iii) the loan’s observable market price. If the measured fair value of the loan is less than the amortized cost basis of the loan, an allowance for credit loss is recorded.
For collateral dependent loans, the expected credit losses at the individual asset level are the difference between the collateral's fair value (less cost to sell) and the amortized cost.
Qualitative adjustment factors consider various internal and external conditions which are allocated among loan segments and take into consideration:
•Current underwriting policies, staff and portfolio concentrations,
•Risk rating accuracy, credit and administration,
•Internal risk emergence (including internal trends of delinquency, and criticized loans by segment),
•Economic forecasts and conditions - locally and nationally (including market trends impacting collateral values), which is separate from or in addition to the third-party economic forecast described above, and
•Competitive environment, as it could impact loan structure and underwriting.
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
Accrued interest receivable on loans is excluded from the estimate of credit losses and is included in Accrued interest receivable on the unaudited Consolidated Statements of Financial Condition.
For additional detail regarding the allowance for credit losses and the provision for credit losses, see Note 7.

RECENT ACCOUNTING PRONOUNCEMENTS
The following accounting pronouncement was adopted by the Company during the three months ended March 31, 2023:
ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures: In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance eliminates the accounting guidance for troubled debt restructurings by creditors (ASC 310-40) while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The guidance also requires that an entity disclose current-period write-offs by year of origination for financing receivables and net investments in leases within the scope of Topic 326. The Company adopted this guidance prospectively on January 1, 2023. For further details on the impact of the adoption and accounting policies, see updated Significant Accounting Policies, as described above, and troubled loans disclosures in Note 7 - Allowance for Credit Losses and Credit Quality Information.
Accounting Guidance Pending Adoption as of March 31, 2023
ASU No. 2023-01, Leases (Topic 842) Common Control Agreements: In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842) Common Control Agreements. The amendment clarifies the accounting for leasehold improvements associated with common control leases by allowing the lessee to amortize the leasehold improvements over the useful life of the common control group’s use of the underlying asset, regardless of the lease term. The guidance is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. Adoption is required on a modified retrospective basis, consistent with the Company's adoption of Topic 842. The Company does not expect this update to have a material impact on the Consolidated Financial Statements.
ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method: In March 2023, The FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The amendments permit reporting entities to elect to account for any equity investments in a tax credit program using the proportional amortization method if certain conditions are met. The amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. Adoption is required on a prospective, modified retrospective, or retrospective basis depending on the amendment. The Company does not expect this update to have a material impact on the Consolidated Financial Statements.

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Bailment fees	$8,684	$2,785
Interchange fees	3,886	4,099
Other card and ATM fees	791	797
Total credit/debit card and ATM income	$13,361	$7,681
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Trust fees	$20,516	$19,090
Wealth management and advisory fees	9,960	11,091
Total investment management and fiduciary income	$30,476	$30,181
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
Wealth management and advisory fees consists of fees from Bryn Mawr Trust (excluding The Bryn Mawr Trust Company of Delaware), BMCM, Powdermill®, and WSFS Wealth® Investments. Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage. The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Service fees	$4,136	$3,884
Return and overdraft fees	1,647	1,775
Other deposit service fees	256	166
Total deposit service charges	$6,039	$5,825
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
Other income
The following table presents the components of other income:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Managed service fees	$4,799	$3,838
Currency preparation	1,282	871
ATM loss protection	648	608
Capital markets revenue	2,879	1,508
Miscellaneous products and services(1)	(357)	5,728
Total other income	$9,251	$12,553
(1)Includes commissions income from BMTIA in 2022. The BMTIA business was sold during the second quarter of 2022.
Other income consists of managed service fees, which are primarily courier fees related to cash management, currency preparation, ATM loss protection, capital markets revenue, and other miscellaneous products and services offered by the Bank. These fees are primarily generated through monthly billings or at the time of the transaction. Capital markets revenue consists of fees related to interest rate swaps, risk participation agreements, foreign exchange contracts, letters of credit, and trade finance products and services offered by the Bank. Through its subsidiary BMTIA, the Bank earned commissions from the sale of insurance policies, which are generally calculated as a percentage of the policy premium, and contingent income, which is calculated based on the volume and performance of the policies held by each carrier. Obligations for the sale of insurance policies are generally satisfied at the point in time which the policy is executed and are recognized at the point in time in which the amounts are known and collection is reasonably assured. Performance metrics for contingent income are generally satisfied over time, not exceeding one year, and are recognized at the point in time in which the amounts are known and collection is reasonably assured.
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
See Note 14 for further information about the disaggregation of noninterest income by segment.

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2023	2022
Numerator:
Net income attributable to WSFS	$62,404	$3,804
Denominator:
Weighted average basic shares	61,511	64,943
Dilutive potential common shares	168	184
Weighted average fully diluted shares	61,679	65,127
Earnings per share:
Basic	$1.01	$0.06
Diluted	$1.01	$0.06
Outstanding common stock equivalents having no dilutive effect	6	14
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

	March 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligation (CMO)	$598,648	$—	$92,512	$—	$506,136
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,755,800	—	519,977	—	3,235,823
Freddie Mac (FHLMC) MBS	133,514	—	11,425	—	122,089
Ginnie Mae (GNMA) MBS	42,869	4	2,631	—	40,242
Government-sponsored enterprises (GSE) agency notes	227,368	—	45,199	—	182,169
	$4,758,199	$4	$671,744	$—	$4,086,459
Held-to-Maturity Debt Securities(1)
FNMA MBS	$902,774	$—	$60,122	$—	$842,652
State and political subdivisions	192,034	2,023	844	9	193,204
	$1,094,808	$2,023	$60,966	$9	$1,035,856
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $137.3 million at March 31, 2023, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
CMO	$608,834	$—	$102,454	$—	$506,380
FNMA MBS	3,823,036	—	572,778	—	3,250,258
FHLMC MBS	135,554	—	13,555	—	121,999
GNMA MBS	39,116	—	2,978	—	36,138
GSE agency notes	228,010	—	49,725	—	178,285
	$4,834,550	$—	$741,490	$—	$4,093,060
Held-to-Maturity Debt Securities(1)
FNMA MBS	$909,498	$—	$68,677	$—	$840,821
State and political subdivisions	201,631	532	3,372	10	198,781
Foreign bonds	500	2	—	—	502
	$1,111,629	$534	$72,049	$10	$1,040,104

(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $142.8 million at December 31, 2022, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.
The scheduled maturities of available-for-sale debt securities at March 31, 2023 and December 31, 2022 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2023 (1)
Within one year	$2,562	$2,465
After one year but within five years	80,148	75,722
After five years but within ten years	555,909	476,621
After ten years	4,119,580	3,531,651
	$4,758,199	$4,086,459
December 31, 2022 (1)
Within one year	$—	$—
After one year but within five years	83,014	77,499
After five years but within ten years	465,777	398,607
After ten years	4,285,759	3,616,954
	$4,834,550	$4,093,060
(1)Actual maturities could differ from contractual maturities.
As of March 31, 2023, the Company’s available-for-sale investment securities consisted of 959 securities, 953 of which were in an unrealized loss position.
As of March 31, 2023, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies.
As of March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The scheduled maturities of held-to-maturity debt securities at March 31, 2023 and December 31, 2022 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2023 (1)
Within one year	$231	$230
After one year but within five years	9,015	8,998
After five years but within ten years	41,627	41,803
After ten years	1,043,935	984,825
	$1,094,808	$1,035,856
December 31, 2022 (1)
Within one year	$731	$732
After one year but within five years	9,530	9,476
After five years but within ten years	46,170	45,944
After ten years	1,055,198	983,952
	$1,111,629	$1,040,104
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 6.0 years at March 31, 2023.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $3.5 billion and $2.8 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of March 31, 2023 and December 31, 2022, respectively.
During the three months ended March 31, 2023 and 2022, the Company had no sales of debt securities categorized as available-for-sale.
As of March 31, 2023 and December 31, 2022, the Company's debt securities portfolio had remaining unamortized premiums of $64.1 million and $66.6 million, respectively, and unaccreted discounts of $24.1 million and $25.2 million, respectively.
For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at March 31, 2023.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$52,883	$2,417	$453,253	$90,095	$506,136	$92,512
FNMA MBS	356,825	17,485	2,878,998	502,492	3,235,823	519,977
FHLMC MBS	53,125	2,697	68,958	8,728	122,083	11,425
GNMA MBS	30,087	1,497	9,659	1,134	39,746	2,631
GSE agency notes	—	—	182,169	45,199	182,169	45,199
	$492,920	$24,096	$3,593,037	$647,648	$4,085,957	$671,744

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
At March 31, 2023, debt securities for which the amortized cost basis exceeded fair value totaled $4.1 billion. Total unrealized losses on these securities were $671.7 million at March 31, 2023. The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of March 31, 2023.
At March 31, 2023 and December 31, 2022, held-to-maturity debt securities had an amortized cost basis of $1.1 billion. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of March 31, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$192,034
Not rated	902,774	—
Ending balance	$902,774	$192,034
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2022, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions	Foreign bonds
A+ rated or higher	$—	$201,631	$500
Not rated	909,498	—	—
Ending balance	$909,498	$201,631	$500

The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS and foreign bond debt securities for the three months ended March 31, 2023 and 2022. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(Dollars in thousands)	2023	2022
Allowance for credit losses:
Beginning balance	$10	$4
Provision for credit losses	(1)	—
Ending balance	$9	$4
Accrued interest receivable of $1.9 million and $2.4 million as of March 31, 2023 and December 31, 2022, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of March 31, 2023 and December 31, 2022.
Equity Investments
The Company had equity investments with a fair value of $24.8 million and $26.1 million as of March 31, 2023 and December 31, 2022, respectively.
During the three months ended March 31, 2023, the Company recognized net losses related to our equity method investments of $1.3 million within Other income on the unaudited Consolidated Statements of Income. During the three months ended March 31, 2022, the Company recognized net income related to our equity method investments of $0.4 million.

6. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commercial and industrial	$2,568,742	$2,575,345
Owner-occupied commercial	1,846,661	1,809,582
Commercial mortgages	3,473,083	3,351,084
Construction	1,023,711	1,044,049
Commercial small business leases	576,584	558,981
Residential(1)	788,799	761,882
Consumer(2)	1,868,427	1,810,930
	12,146,007	11,911,853
Less:
Allowance for credit losses	169,162	151,861
Net loans and leases	$11,976,845	$11,759,992
(1) Includes reverse mortgages at fair value of $2.7 million at March 31, 2023 and $2.4 million at December 31, 2022.
(2) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $61.7 million and $59.3 million at March 31, 2023 and December 31, 2022, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of allowance for credit losses and loan balances for the three months ended March 31, 2023 and 2022. The increase was primarily due to the impacts of the economic uncertainty and forecast and net loan growth.

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended March 31, 2023
Allowance for credit losses
Beginning balance	$59,394	$6,019	$21,473	$6,987	$4,668	$53,320	$151,861
Charge-offs	(9,462)	—	—	—	—	(4,204)	(13,666)
Recoveries	1,216	5	2	530	43	159	1,955
Provision	11,561	32	8,639	2,155	616	6,009	29,012
Ending balance	$62,709	$6,056	$30,114	$9,672	$5,327	$55,284	$169,162
Period-end allowance allocated to:
Loans evaluated on an individual basis	$4,562	$91	$—	$—	$—	$—	$4,653
Loans evaluated on a collective basis	58,147	5,965	30,114	9,672	5,327	55,284	164,509
Ending balance	$62,709	$6,056	$30,114	$9,672	$5,327	$55,284	$169,162
Period-end loan balances:
Loans evaluated on an individual basis	$22,443	$1,907	$7,343	$760	$6,522	$1,916	$40,891
Loans evaluated on a collective basis	3,122,883	1,844,754	3,465,740	1,022,951	779,538	1,866,511	12,102,377
Ending balance	$3,145,326	$1,846,661	$3,473,083	$1,023,711	$786,060	$1,868,427	$12,143,268
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $2.7 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended March 31, 2022
Allowance for credit losses
Beginning balance	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
Initial allowance on acquired PCD loans	22,614	595	2,684	71	61	78	26,103
Charge-offs	(3,639)	(179)	(37)	—	(186)	(810)	(4,851)
Recoveries	601	126	121	—	386	366	1,600
(Credit) provision(4)	(3,827)	1,009	8,714	1,171	1,343	10,561	18,971
Ending balance	$65,716	$6,125	$23,105	$3,145	$4,956	$33,283	$136,330
Period-end allowance allocated to:
Loans evaluated on an individual basis	$6,987	$—	$5	$—	$—	$—	$6,992
Loans evaluated on a collective basis	58,729	6,125	23,100	3,145	4,956	33,283	129,338
Ending balance	$65,716	$6,125	$23,105	$3,145	$4,956	$33,283	$136,330
Period-end loan balances:
Loans evaluated on an individual basis	$27,735	$1,023	$7,106	$5,556	$6,424	$2,322	$50,166
Loans evaluated on a collective basis	2,956,392	1,871,804	3,354,136	918,334	798,902	1,379,794	11,279,362
Ending balance	$2,984,127	$1,872,827	$3,361,242	$923,890	$805,326	$1,382,116	$11,329,528
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $4.3 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4)Includes $23.5 million initial provision for credit losses on non-PCD loans.

The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	March 31, 2023
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial(1)	$31,426	$915	$32,341	$3,092,524	$3,749	$16,712	$3,145,326
Owner-occupied commercial	5,326	304	5,630	1,840,450	377	204	1,846,661
Commercial mortgages	8,187	687	8,874	3,458,076	6,133	—	3,473,083
Construction	6,332	—	6,332	1,016,619	760	—	1,023,711
Residential(2)	4,136	—	4,136	779,860	2,064	—	786,060
Consumer(3)	11,361	11,659	23,020	1,843,389	2,018	—	1,868,427
Total	$66,768	$13,565	$80,333	$12,030,918	$15,101	$16,916	$12,143,268
% of Total Loans	0.55%	0.11%	0.66%	99.08%	0.12%	0.14%	100%
(1)Includes commercial small business leases.
(2)Residential accruing current balances excludes reverse mortgages at fair value of $2.7 million.
(3)Includes $15.5 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

	December 31, 2022
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans
Commercial and industrial(2)	$10,767	$311	$11,078	$3,116,478	$6,770	$3,134,326
Owner-occupied commercial	3,500	474	3,974	1,805,222	386	1,809,582
Commercial mortgages	2,137	237	2,374	3,343,551	5,159	3,351,084
Construction	—	—	—	1,038,906	5,143	1,044,049
Residential(3)	2,563	—	2,563	753,703	3,199	759,465
Consumer(4)	12,263	15,513	27,776	1,781,009	2,145	1,810,930
Total(4)	$31,230	$16,535	$47,765	$11,838,869	$22,802	$11,909,436
% of Total Loans	0.26%	0.14%	0.40%	99.41%	0.19%	100%
(1)There were no nonaccrual loans with an allowance as of December 31, 2022.
(2)Includes commercial small business leases.
(3)Residential accruing current balances excludes reverse mortgages, at fair value of $2.4 million.
(4)Includes $21.1 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$14,362	$6,100	$3,848	$2,922
Owner-occupied commercial	581	—	386	—
Commercial mortgages	6,133	—	5,159	—
Construction	760	—	5,143	—
Residential(2)	2,064	—	3,199	—
Consumer(3)	2,017	—	2,145	—
Total	$25,917	$6,100	$19,880	$2,922
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

As of March 31, 2023, there were 42 residential loans and 14 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $5.0 million and $3.2 million, respectively. As of December 31, 2022, there were 45 residential loans and 8 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $6.7 million and $1.6 million, respectively. Loan workout and other real estate owned (OREO) (recoveries) expenses were $0.2 million during the three months ended March 31, 2023, and $0.3 million during three months ended March 31, 2022, respectively. Loan workout and OREO expenses are included in Loan workout and other credit costs on the unaudited Consolidated Statements of Income.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of March 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass	$238,635	$1,101,434	$413,315	$348,477	$169,308	$425,851	$8,520	$242,258	$2,947,798
Special mention	649	4,971	26,581	—	576	1,808	—	2,060	36,645
Substandard or Lower	19,542	32,951	15,912	11,249	32,297	42,405	—	6,527	160,883
	$258,826	$1,139,356	$455,808	$359,726	$202,181	$470,064	$8,520	$250,845	$3,145,326
Current-period gross writeoffs	$—	$1,212	$2,080	$730	$2,751	$2,689	$—	$—	$9,462
Owner-occupied commercial:
Risk Rating
Pass	$83,580	$288,375	$309,616	$237,499	$216,853	$430,955	$—	$164,335	$1,731,213
Special mention	—	528	4,404	—	8,793	1,577	—	3,321	18,623
Substandard or Lower	—	16,559	—	16,890	2,911	41,785	—	18,680	96,825
	$83,580	$305,462	$314,020	$254,389	$228,557	$474,317	$—	$186,336	$1,846,661
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgages:
Risk Rating
Pass	$191,579	$549,453	$589,605	$521,373	$527,593	$792,548	$—	$236,709	$3,408,860
Special mention	9,255	—	73	—	6,040	2,519	—	—	17,887
Substandard or Lower	10,542	17,862	1,210	10,074	1,637	4,448	—	563	46,336
	$211,376	$567,315	$590,888	$531,447	$535,270	$799,515	$—	$237,272	$3,473,083
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction:
Risk Rating
Pass	$145,220	$416,869	$271,834	$72,292	$3,474	$29,816	$—	$74,513	$1,014,018
Special mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	8,933	178	—	—	582	9,693
	$145,220	$416,869	$271,834	$81,225	$3,652	$29,816	$—	$75,095	$1,023,711
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential(2):
Risk Rating
Performing	$41,181	$70,948	$106,801	$59,743	$35,200	$465,665	$—	$—	$779,538
Nonperforming	—	171	848	495	994	4,014	—	—	6,522
	$41,181	$71,119	$107,649	$60,238	$36,194	$469,679	$—	$—	$786,060
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer(3):
Risk Rating
Performing	$47,316	$660,218	$184,966	$120,731	$51,660	$267,492	$529,652	$4,476	$1,866,511
Nonperforming	—	—	—	237	45	131	1,179	324	1,916
	$47,316	$660,218	$184,966	$120,968	$51,705	$267,623	$530,831	$4,800	$1,868,427
Current-period gross writeoffs	$220	$2,793	$994	$59	$79	$59	$—	$—	$4,204
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of December 31, 2022.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass	$1,123,803	$501,761	$387,225	$211,310	$153,713	$276,588	$8,099	$250,486	$2,912,985
Special mention	28,672	27,689	7,585	9,451	347	1,010	—	2,596	77,350
Substandard or Lower	32,362	16,162	6,943	37,534	37,133	6,768	—	7,089	143,991
	$1,184,837	$545,612	$401,753	$258,295	$191,193	$284,366	$8,099	$260,171	$3,134,326
Owner-occupied commercial:
Risk Rating
Pass	$280,898	$325,388	$258,177	$226,717	$106,390	$363,420	$—	$132,942	$1,693,932
Special mention	17,376	—	—	—	—	2,166	—	3,351	22,893
Substandard or Lower	2,981	1,500	23,284	4,401	11,864	35,311	—	13,416	92,757
	$301,255	$326,888	$281,461	$231,118	$118,254	$400,897	$—	$149,709	$1,809,582
Commercial mortgages:
Risk Rating
Pass	$516,783	$600,226	$526,312	$549,788	$276,414	$594,024	$—	$210,550	$3,274,097
Special mention	1,450	75	3,848	6,121	9,596	32,014	—	—	53,104
Substandard or Lower	1,861	1,210	12,552	2,909	3,573	1,209	—	569	23,883
	$520,094	$601,511	$542,712	$558,818	$289,583	$627,247	$—	$211,119	$3,351,084
Construction:
Risk Rating
Pass	$448,581	$299,619	$115,667	$9,319	$26,553	$7,539	$—	$122,116	$1,029,394
Special mention	—	—	—	—	—	—	—	581	581
Substandard or Lower	—	4,200	8,930	183	—	—	—	761	14,074
	$448,581	$303,819	$124,597	$9,502	$26,553	$7,539	$—	$123,458	$1,044,049
Residential(2):
Risk Rating
Performing	$64,500	$110,508	$60,625	$36,118	$45,859	$434,175	$—	$—	$751,785
Nonperforming	—	729	502	999	1,218	4,232	—	—	7,680
	$64,500	$111,237	$61,127	$37,117	$47,077	$438,407	$—	$—	$759,465
Consumer(3):
Risk Rating
Performing	$595,158	$195,397	$126,456	$54,449	$220,039	$71,478	$540,308	$5,232	$1,808,517
Nonperforming	—	—	350	—	479	—	1,255	329	2,413
	$595,158	$195,397	$126,806	$54,449	$220,518	$71,478	$541,563	$5,561	$1,810,930
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

Troubled Loans
The following table shows the amortized cost basis at the end of the reporting period of troubled loans, disaggregated by portfolio segment and type of concession granted.

	March 31, 2023
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial(1)	$12,837	$—	$—	$—	$—	$12,837	0.41%
Owner-occupied commercial	—	—	—	148	—	148	0.01%
Commercial mortgages	2,057	—	—	—	—	2,057	0.06%
Consumer(2)	803	162	1,777	158	119	3,019	0.16%
Total	$15,697	$162	$1,777	$306	$119	$18,061	0.15%
(1)Includes commercial small business leases.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
The following table describes the financial effect of the modifications made to troubled loans as of March 31, 2023:

	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)
Commercial and industrial	0.91	—%	—
Owner-occupied commercial	0.96	2.56	—
Commercial mortgages	0.48	—	—
Consumer	6.71	2.07	77.76%
(1)Represents the weighted-average increase in the life of modified loans measured in years, which reduces monthly payment amounts for borrowers.
(2)Represents the weighted-average decrease in the contractual interest rate on the modified loans.
(3)Represents the weighted-average percentage monthly payments were reduced during the period of modification.
As of March 31, 2023, the Company had commitments to extend credit of $1.5 million to borrowers experiencing financial difficulty whose terms had been modified.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. There were no loans that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.
The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following table shows the performance of loans that have been modified in the last 12 months:

	March 31, 2023
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Total
Commercial and industrial(1)	$—	$—	$12,837	$12,837
Owner-occupied commercial	—	—	148	148
Commercial mortgages	1,016	1,041	—	2,057
Consumer(2)	25	—	2,994	3,019
Total	$1,041	$1,041	$15,979	$18,061
(1)Includes commercial small business leases.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

Troubled Debt Restructurings (TDRs) under ASC 326 for periods prior to adoption of ASU 2022-02
The following table presents the balance of TDRs as of the indicated date:

(Dollars in thousands)	December 31, 2022
Performing TDRs	$19,737
Nonperforming TDRs	2,006
Total TDRs	$21,743
Approximately $0.6 million in related reserves have been established for these loans at December 31, 2022.
The following table presents information regarding the types of loan modifications made for the three months ended March 31, 2022:

	Three months ended March 31, 2022
	Contractual payment reduction and term extension	Maturity Date Extension	Discharged in bankruptcy	Other(1)	Total
Commercial and industrial	1	—	—	—	1
Residential	1	—	—	—	1
Consumer	1	—	2	1	4
Total	3	—	2	1	6
(1)Other includes interest rate reduction, forbearance, and interest only payments.
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and repayment is reasonably assured. The following table presents loans modified as TDRs during the three months ended March 31, 2022.

	Three Months Ended March 31, 2022
(Dollars in thousands)	Pre Modification	Post Modification
Commercial	$(8)	$(8)
Residential	$6	$6
Consumer	258	258
Total(1)(2)	$256	$256
(1)During the three months ended March 31, 2022 the TDRs set forth in the table above resulted in a $0.1 million increase in the allowance for credit losses, and no additional charge-offs. During the three months ended March 31, 2022, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(2)The TDRs set forth in the table above did not occur as a result of the loan forbearance program under the CARES Act.

8. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.
Lessee
The Company's ongoing leases have remaining lease terms of less than one year to 39 years, which includes renewal options that are exercised at its discretion. The Company's lease terms to calculate the lease liability and right of use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right-of-use asset is included in Other liabilities and Other assets, respectively, in the unaudited Consolidated Statements of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the unaudited Consolidated Statements of Financial Condition. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the unaudited Consolidated Statements of Income. The Company accounts for lease components separately from nonlease components. The Company subleases certain real estate to third parties.
The components of operating lease cost were as follows:

	Three months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Operating lease cost (1)	$4,793	$5,350
Sublease income	(49)	(86)
Net lease cost	$4,744	$5,264
(1)Includes variable lease cost and short-term lease cost.
Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Right-of-use assets	$129,642	$138,182
Lease liabilities	$150,162	$158,269

Lease term and discount rate
Weighted average remaining lease term (in years)	17.86	17.91
Weighted average discount rate	4.25%	4.25%
Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	March 31, 2023
Remaining in 2022	$14,571
2023	18,100
2024	18,113
2025	14,597
2026	13,157
After 2026	152,418
Total lease payments	230,956
Less: Interest	(80,794)
Present value of lease liabilities	$150,162
Supplemental cash flow information related to operating leases was as follows:

	Three months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,060	$5,651
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	—	13,707
As of March 31, 2023, the Corporation had not entered into any material leases that have not yet commenced.

Lessor Equipment Leasing
The Company provides equipment and small business lease financing through its leasing subsidiary, NewLane Finance®. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and fees on loans and leases on the unaudited Consolidated Statements of Income. The allowance for credit losses on finance leases is included in Provision for credit losses on the unaudited Consolidated Statements of Income.
The components of direct finance lease income are summarized in the table below:

	Three months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Direct financing leases:
Interest income on lease receivable	$12,382	$9,737
Interest income on deferred fees and costs, net	(1,386)	(544)
Total direct financing lease net interest income	$10,996	$9,193
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Lease receivables	$665,312	$642,369
Unearned income	(101,911)	(95,683)
Deferred fees and costs	13,183	12,295
Net investment in direct financing leases	$576,584	$558,981

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the three months ended March 31, 2023, management determined based on its qualitative assessment that it is not more likely than not that the fair values of our reporting units are less than their carrying values. No goodwill impairment exists during the three months ended March 31, 2023.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Consolidated Company
December 31, 2022	$753,586	$—	$130,051	$883,637
Goodwill adjustments	—	—	—	—
March 31, 2023	$753,586	$—	$130,051	$883,637
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
March 31, 2023
Core deposits	$104,751	$(43,022)	$61,729	10 years
Customer relationships	68,281	(14,202)	54,079	7-15 years
Tradename	2,900	—	2,900	indefinite
Loan servicing rights(1)	11,357	(5,452)	5,905	10-25 years
Total intangible assets	$187,289	$(62,676)	$124,613
December 31, 2022
Core deposits	$104,751	$(40,443)	$64,308	10 years
Customer relationships	68,281	(12,937)	55,344	7-15 years
Non-compete agreements	200	(200)	—	1 year
Tradename	2,900	—	2,900	indefinite
Loan servicing rights(2)	11,118	(5,075)	6,043	10-25 years
Total intangible assets	$187,250	$(58,655)	$128,595
(1)Includes reversal of impairment losses of less than $0.1 million for the three months ended March 31, 2023.
(2)Includes impairment losses of $0.3 million for the year ended December 31, 2022
The Company recognized amortization expense on intangible assets of $3.8 million for the three months ended March 31, 2023, compared to $4.0 million for the three months ended March 31, 2022.

The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	March 31, 2023
Remaining in 2023	$12,393
2024	16,308
2025	15,978
2026	15,316
2027	14,893
Thereafter	46,825
Total	$121,713
Servicing Assets
The Company records mortgage servicing rights on its mortgage loan servicing portfolio, which includes mortgages that it acquires or originates as well as mortgages that it services for others, and servicing rights on Small Business Administration (SBA) loans. Mortgage servicing rights and SBA loan servicing rights are included are in Intangible assets in the accompanying unaudited Consolidated Statements of Financial Condition. Mortgage loans which the Company services for others are not included in Loans and leases, net of allowance in the accompanying unaudited Consolidated Statements of Financial Condition. Servicing rights represent the present value of the future net servicing fees from servicing mortgage loans the Company acquires or originates, or that it services for others.
The value of the Company's mortgage servicing rights was $2.0 million and $2.1 million at March 31, 2023 and December 31, 2022, respectively, and the value of its SBA loan servicing rights was $3.9 million and $4.0 million at March 31, 2023 and December 31, 2022, respectively. Changes in the value of the Company's servicing rights resulted in a reversal of impairment losses of less than $0.1 million for both the three months ended March 31, 2023 and 2022. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the unaudited Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the unaudited Consolidated Statements of Income.
Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of March 31, 2023 or December 31, 2022. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.
10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Noninterest-bearing:
Noninterest demand	$5,299,094	$5,739,647
Total noninterest-bearing	$5,299,094	$5,739,647

Interest-bearing:
Interest-bearing demand	$3,159,174	$3,346,682
Savings	1,967,130	2,161,858
Money market	4,001,770	3,730,778
Customer time deposits	1,453,211	1,102,013
Brokered deposits	309,309	122,591
Total interest-bearing	10,890,594	10,463,922
Total deposits	$16,189,688	$16,203,569

11. INCOME TAXES
There were no unrecognized tax benefits as of March 31, 2023. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2019 through 2022 tax years are subject to examination as of March 31, 2023. The Company does not expect to record or realize any material unrecognized tax benefits during 2023.
The amortization of the low-income housing credit investments has been reflected as income tax expense of $1.4 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.
The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the three months ended March 31, 2023 were $1.2 million, $1.4 million and $0.4 million, respectively. The carrying value of the investment in affordable housing credits is $67.6 million at March 31, 2023, compared to $69.0 million at December 31, 2022.

12. FAIR VALUE DISCLOSURES OF FINANCIAL ASSETS AND LIABILITIES
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
The following tables present financial instruments carried at fair value as of March 31, 2023 and December 31, 2022 by level in the valuation hierarchy (as described above):

	March 31, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$506,136	$—	$506,136
FNMA MBS	—	3,235,823	—	3,235,823
FHLMC MBS	—	122,089	—	122,089
GNMA MBS	—	40,242	—	40,242
GSE agency notes	—	182,169	—	182,169
Other assets	—	122,085	78	122,163
Total assets measured at fair value on a recurring basis	$—	$4,208,544	$78	$4,208,622

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$119,622	$16,295	$135,917

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$24,797	$24,797
Other real estate owned	—	—	1,131	1,131
Loans held for sale	—	39,734	—	39,734
Total assets measured at fair value on a nonrecurring basis	$—	$39,734	$25,928	$65,662

	December 31, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$506,380	$—	$506,380
FNMA MBS	—	3,250,258	—	3,250,258
FHLMC MBS	—	121,999	—	121,999
GNMA MBS	—	36,138	—	36,138
GSE agency notes	—	178,285	—	178,285
Other assets	—	156,912	81	156,993
Total assets measured at fair value on a recurring basis	$—	$4,249,972	$81	$4,250,053

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$156,520	$17,102	$173,622

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$26,120	$26,120
Other real estate owned	—	—	833	833
Loans held for sale	—	42,985	—	42,985
Total assets measured at fair value on a nonrecurring basis	$—	$42,985	$26,953	$69,938
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $9.9 million at March 31, 2023 and $10.4 million at December 31, 2022, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

(Dollars in thousands)	March 31, 2023
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$24,797	Observed market comparable transactions	Period of observed transactions	May 2022
Other real estate owned	1,131	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	78	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 250 bps (195 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	4	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (104 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	16,291	Discounted cash flow	Timing of Visa litigation resolution	1.00 - 5.50 years (3.48 years or 4Q 2025)
The book value and estimated fair value of the Company's financial instruments are as follows:

		March 31, 2023		December 31, 2022
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$1,103,040	$1,103,040	$837,258	$837,258
Investment securities available-for-sale	Level 2	4,086,459	4,086,459	4,093,060	4,093,060
Investment securities held-to-maturity, net	Level 2	1,094,799	1,035,856	1,111,619	1,040,104
Other investments	Level 3	24,797	24,797	26,120	26,120
Loans, held for sale	Level 2	39,734	39,734	42,985	42,985
Loans and leases, net(1)	Level 3	11,976,845	11,955,133	11,759,992	11,567,888
Stock in FHLB of Pittsburgh	Level 2	42,122	42,122	24,116	24,116
Accrued interest receivable	Level 2	77,356	77,356	74,448	74,448
Other assets	Levels 2, 3	122,163	122,163	156,993	156,993
Financial liabilities:
Deposits	Level 2	$16,189,688	$16,147,909	$16,203,569	$16,156,124
Borrowed funds	Level 2	1,138,206	1,129,912	726,894	709,014
Standby letters of credit	Level 3	620	620	739	739
Accrued interest payable	Level 2	15,135	15,135	5,174	5,174
Other liabilities	Levels 2, 3	135,917	135,917	173,622	173,622
 (1) Includes reverse mortgage loans.
At March 31, 2023 and December 31, 2022 the Company had no commitments to extend credit measured at fair value.

13. DERIVATIVE FINANCIAL INSTRUMENTS
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both economic conditions and its business operations. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions. The Company does not use derivative financial instruments for trading purposes.
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of March 31, 2023.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	1	$100,000	Other assets	$1,822
Total		$100,000		$1,822
Derivatives not designated as hedging instruments:
Interest rate products		$1,916,460	Other assets	$119,336
Interest rate products		1,919,729	Other liabilities	(119,336)
Interest rate lock commitments with customers		38,957	Other assets	752
Interest rate lock commitments with customers		859	Other liabilities	(1)
Forward sale commitments		11,257	Other assets	29
Forward sale commitments		23,850	Other liabilities	(167)
FX forwards		3,653	Other assets	146
FX forwards		3,000	Other liabilities	(118)
Risk participation agreements sold		106,926	Other liabilities	(4)
Risk participation agreements purchased		90,591	Other assets	78
Financial derivatives related to sales of certain Visa Class B shares		113,177	Other liabilities	(16,291)
Total derivatives		$4,328,459		$(13,754)

The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of December 31, 2022.

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

Derivatives Designated as Hedging Instruments:
Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate options, including floors, caps, collars, or swaps as part of its interest rate risk management strategy. Interest rate options designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.
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
In February 2023, the Company purchased an interest rate floor at a premium of $1.4 million with a $100.0 million notional amount to hedge variable cash flows associated with a variable rate loan pool through the first quarter of 2026. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. During the three months ending March 31, 2023, less than $0.1 million of amortization expense on the premium was reclassified into interest income. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
In 2020, the Company terminated its three interest rate swaps that were designated as cash flow hedges for a net gain of $1.3 million, recognized in accumulated other comprehensive income. The derivatives were used to hedge the variable cash flows associated with a variable rate loan pool. Hedge accounting was discontinued, and the net gain in accumulated comprehensive income is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continues to be probable, the $1.3 million net gain will be recognized into earnings on a straight-line basis over each derivative's original contract term. During the three months ended March 31, 2023, less than $0.1 million was reclassified into interest income. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest income.

Derivatives Not Designated as Hedging Instruments:
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps with commercial loan customers wishing to manage interest rate risk. The Company then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of March 31, 2023, there were no fair value adjustments related to credit quality.
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
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three months ended March 31, 2023 and March 31, 2022.

	Amount of (Loss) or Gain Recognized in Income		Location of Gain or (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2023	2022
Interest rate lock commitments with customers	$421	$(1,227)	Mortgage banking activities, net
Forward sale commitments	(148)	3,137	Mortgage banking activities, net
Total	$273	$1,910
Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of March 31, 2023, there were no fair value adjustments related to credit quality.
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
Swap Guarantees
The Company entered into agreements with one unrelated financial institutions whereby those financial institutions entered into interest rate derivative contracts (interest rate swap transactions) directly with customers referred to them by the Company. Under the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction, only in the event that the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives.

At March 31, 2023 and December 31, 2022, there were 203 and 209 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $0.8 billion at March 31, 2023 and December 31, 2022. At March 31, 2023, the swap transactions remaining maturities ranged from under 1 year to 12 years. At March 31, 2023, 1 of these customer swaps was in a paying position to third parties for less than $0.1 million, with our swap guarantees having a fair value of $9.9 million. At December 31, 2022, none of these customer swaps were in a paying position to third parties, with the Company's swap guarantees having a fair value of $10.4 million. However, for both periods, none of the Company's customers were in default of the swap agreements.
Credit-risk-related Contingent Features
The Company has agreements with certain derivative counterparties that contain a provision under which, if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $6.7 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements. If the Company had breached any of these provisions at March 31, 2023, it could have been required to settle its obligations under the agreements at the termination value.

14. SEGMENT INFORMATION
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
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. The Bryn Mawr Trust Company of Delaware provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. Private Wealth Management serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and traditional banking services such as credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the bank’s charter, through a broker/dealer and as a registered investment advisor (RIA). It generates revenue through fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach.

The following tables show segment results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$221,285	$—	$5,098	$226,383	$141,402	$—	$2,735	$144,137
Noninterest income	14,150	18,179	30,798	63,127	18,825	10,070	31,679	60,574
Total external customer revenues	235,435	18,179	35,896	289,510	160,227	10,070	34,414	204,711
Inter-segment revenues:
Interest income	6,099	395	20,727	27,221	1,052	326	5,339	6,717
Noninterest income	6,900	461	105	7,466	6,490	365	186	7,041
Total inter-segment revenues	12,999	856	20,832	34,687	7,542	691	5,525	13,758
Total revenue	248,434	19,035	56,728	324,197	167,769	10,761	39,939	218,469
External customer expenses:
Interest expense	38,487	—	5,364	43,851	5,403	—	176	5,579
Noninterest expenses	100,949	13,500	18,596	133,045	148,501	7,549	18,407	174,457
Provision for (recovery of) credit losses	27,717	—	1,294	29,011	19,209	—	(238)	18,971
Total external customer expenses	167,153	13,500	25,254	205,907	173,113	7,549	18,345	199,007
Inter-segment expenses:
Interest expense	21,122	3,559	2,540	27,221	5,665	275	777	6,717
Noninterest expenses	566	1,346	5,554	7,466	551	1,145	5,345	7,041
Total inter-segment expenses	21,688	4,905	8,094	34,687	6,216	1,420	6,122	13,758
Total expenses	188,841	18,405	33,348	240,594	179,329	8,969	24,467	212,765
Income before taxes	$59,593	$630	$23,380	$83,603	$(11,560)	$1,792	$15,472	$5,704
Income tax provision				20,941				1,737
Consolidated net income				62,662				3,967
Net (loss) income attributable to noncontrolling interest				258				163
Net income attributable to WSFS				$62,404				$3,804
Supplemental Information
Capital expenditures for the period ended	$856	$—	$—	$856	$1,647	$—	$—	$1,647

The following table shows significant components of segment net assets as of March 31, 2023 and December 31, 2022:

	March 31, 2023				December 31, 2022
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$659,901	$394,931	$48,208	$1,103,040	$317,022	$476,850	$43,386	$837,258
Goodwill	753,586	—	130,051	883,637	753,586	—	130,051	883,637
Other segment assets	17,933,900	3,137	395,576	18,332,613	17,824,946	10,429	358,485	18,193,860
Total segment assets	$19,347,387	$398,068	$573,835	$20,319,290	$18,895,554	$487,279	$531,922	$19,914,755

15. COMMITMENTS AND CONTINGENCIES
Secondary Market Loan Sales
The Company typically sells newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and to GSEs such as FHLMC, FNMA, and on a more limited basis, the FHLB. Loans held for sale are reflected on the unaudited Consolidated Statements of Financial Condition at fair value with changes in the value reflected in the unaudited Consolidated Statements of Income. Gains and losses are recognized at the time of sale. The Company periodically retains the servicing rights on residential mortgage loans sold which results in monthly service fee income. The mortgage servicing rights are included in Intangible assets on the unaudited Consolidated Statements of Financial Condition. Otherwise, the Company sells loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that the Company intends to sell in the secondary market are accounted for as derivatives under ASC 815.
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no repurchases during the three months ended March 31, 2023 and two repurchases for $0.8 million during the same period in 2022.
Unfunded Lending Commitments
At March 31, 2023 and December 31, 2022, the allowance for credit losses of unfunded lending commitments was $11.6 million and $11.9 million, respectively. A provision release of $0.2 million was recognized during the three months ended March 31, 2023 compared to a provision expense of $0.1 million during the three months ended March 31, 2022.

16. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss includes unrealized gains and losses on available-for-sale investments, unrealized gains and losses on cash flow hedges, as well as unrecognized prior service costs and actuarial gains and losses on defined benefit pension plans. Changes to accumulated other comprehensive loss are presented, net of tax, as a component of stockholders’ equity. Amounts that are reclassified out of accumulated other comprehensive loss are recorded on the unaudited Consolidated Statements of Income either as a gain or loss. Changes to accumulated other comprehensive loss by component are shown, net of taxes, in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Net change in equity method investments	Total
Balance, December 31, 2022	$(563,533)	$(108,503)	$(4,482)	$108	$566	$(675,844)
Other comprehensive income (loss)	53,010	(1)	12	332	(3)	53,350
Less: Amounts reclassified from accumulated other comprehensive loss	—	4,166	(47)	(40)	—	4,079
Net current-period other comprehensive income (loss)	53,010	4,165	(35)	292	(3)	57,429
Balance, March 31, 2023	$(510,523)	$(104,338)	$(4,517)	$400	$563	$(618,415)

Balance, December 31, 2021	$(33,873)	$175	$(4,691)	$268	$353	$(37,768)
Other comprehensive (loss) income	(275,918)	56	—	1	—	(275,861)
Less: Amounts reclassified from accumulated other comprehensive loss	—	(84)	(27)	(40)	—	(151)
Net current-period other comprehensive (loss) income	(275,918)	(28)	(27)	(39)	—	(276,012)
Balance, March 31, 2022	$(309,791)	$147	$(4,718)	$229	$353	$(313,780)
The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income as shown in the tables below:

	Three Months Ended March 31,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2023	2022
Net unrealized holding losses (gains) on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses (gains) to income during the period	5,481	(111)	Net interest income
Income taxes	(1,315)	27	Income tax provision
Net of tax	4,166	(84)
Amortization of defined benefit pension plan-related items:
Prior service credits	(19)	(19)
Actuarial (gains) losses	(43)	(17)
Total before tax	(62)	(36)	Salaries, benefits and other compensation
Income taxes	15	9	Income tax provision
Net of tax	(47)	(27)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	(52)	(52)	Interest and fees on loans and leases
Income taxes	12	12	Income tax provision
Net of tax	(40)	(40)
Total reclassifications	$4,079	$(151)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $20.3 billion in assets and $65.6 billion in assets under management (AUM) and assets under administration (AUA) at March 31, 2023, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 191 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, enriching the communities we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
As of March 31, 2023, we had six consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill®), Bryn Mawr Capital Management, LLC (BMCM), WSFS SPE Services, LLC, The Bryn Mawr Trust Company of Delaware (BMT-DE), and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
On January 1, 2023, WSFS completed the merger and brand conversion of WSFS Capital Management, LLC (West Capital) and Cypress Capital Management, LLC and renamed the combined entity Bryn Mawr Capital Management, LLC. BMCM is registered as an investment advisor with the U.S. Securities and Exchange Commission and is a wholly-owned subsidiary of WSFS.
Our banking business had a total loan and lease portfolio of $12.1 billion as of March 31, 2023, which was funded primarily through commercial relationships and retail and customer generated deposits. We have built a $9.5 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide, and manages approximately $1.7 billion in total cash and services approximately 26,100 non-bank ATMs and 7,900 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports 691 branded ATMs for WSFS Bank Customers, which is one of the largest branded ATM networks in our market.

Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients through multiple integrated businesses. Combined, these businesses had $65.6 billion of AUM and AUA at March 31, 2023. Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. BMT-DE provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. Private Wealth Management serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and traditional banking services such as credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the bank’s charter, through a broker/dealer and as a registered investment advisor (RIA). It generates revenue through fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach.
As of March 31, 2023, we service our customers primarily from 119 offices located in Pennsylvania (61), Delaware (39), New Jersey, (17), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile app.
Highlights and Other Notables Items for Three Months Ended March 31, 2023
•Three Months Ended March 31, 2023
◦WSFS completed the redemption of the $30.0 million of fixed-to-floating rate subordinated notes due 2025 (the 2025 Notes) acquired from Bryn Mawr Trust. The 2025 Notes were redeemed at a price of 100%, plus accrued and unpaid interest through the date of redemption.
◦WSFS repurchased 262,000 shares of common stock under the Company's share repurchase programs at an average price of $49.11 per share, for an aggregate purchase price of $12.9 million.
◦The Board of Directors approved a $0.15 per share quarterly dividend.
◦The allowance for credit losses (ACL) on loans and leases increased $17.3 million, due to impact from the economic forecast and net loan originations.
◦The Bank and the Company continue to be well above well-capitalized across all measures of regulatory capital, with total risk-based capital of 14.56% and 14.71%, respectively.
◦In April 2023, Moody's Investors Service (“Moody’s”) lowered the macro profile for the U.S. banking system to ‘Strong+’ from ‘Very Strong.’ Lowering the macro profile resulted in updates to 22 bank ratings. As part of this update, Moody’s reaffirmed both the Company and Bank ratings with a stable outlook from positive.

FINANCIAL CONDITION
Total assets increased $404.5 million to $20.3 billion at March 31, 2023 compared to December 31, 2022. This increase is primarily comprised of the following:
•Total cash and cash equivalents increased $265.8 million, primarily due to a $340.8 million increase in cash at the Federal Reserve, offset by increased lending activity and the redemption of the 2025 Notes as discussed above.
•Net loans and leases, excluding loans held for sale, increased $216.9 million primarily due to increases of $122.0 million in commercial mortgages, $57.5 million in consumer loans primarily from our consumer partnerships, and $37.1 million in owner-occupied commercial loans.
•Other assets decreased $62.8 million primarily due to a $37.0 million decline in capital markets derivatives from the continued rising interest rate environment and an $18.1 million decline on our tax asset related to unrealized gains on available-for-sale securities.
•Total investment securities decreased $23.4 million:
◦Investment securities, held-to-maturity decreased $16.8 million, primarily due to repayments, maturities and calls of $21.7 million, offset by $5.5 million of amortization of net unrealized losses on available-for-sale securities transferred to held-to-maturity.
◦Investment securities, available-for-sale decreased $6.6 million primarily due to repayments, maturities and calls of $80.3 million, offset by increased market values on available-for-sale securities of $69.7 million and purchases of $4.8 million.
Total liabilities increased $303.1 million to $18.0 billion at March 31, 2023 compared to December 31, 2022. This increase is primarily comprised of the following:
•FHLB advances increased $450.0 million due to fixed rate FHLB term advances as part of our routine balance sheet management.
•Other liabilities decreased $104.3 million during the quarter, primarily due to a $48.1 million reduction in capital markets derivatives collateral, a $37.0 million reduction in capital market derivatives, as well as a $30.7 million decrease in accrued expenses primarily related to the payment of accrued compensation.
•Total senior and subordinated debt decreased $29.9 million due to the redemption of the 2025 Notes as discussed above.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited)."
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS increased $101.2 million between December 31, 2022 and March 31, 2023. This increase was primarily due to $62.4 million of earnings and an increase of $57.4 million in accumulated other comprehensive loss driven by market value increases on available-for-sale mortgage-backed securities, partially offset by $12.9 million from the repurchase of shares of common stock under our stock repurchase plan, and the payment of dividends on our common stock of $9.3 million.
During the first quarter of 2023, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock. This dividend will be paid on May 19, 2023 to stockholders of record as of May 5, 2023.
Book value per share of common stock was $37.57 at March 31, 2023, a increase of $1.78 from $35.79 at December 31, 2022. Tangible book value per share of common stock (a non-GAAP financial measure) was $21.15 at March 31, 2023, a increase of $1.79 from $19.36 at December 31, 2022.  We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of March 31, 2023:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,246,416	14.56%	$1,234,314	8.00%	$1,542,893	10.00%
WSFS Financial Corporation	2,275,094	14.71	1,237,430	8.00	1,546,787	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,065,564	13.39	925,736	6.00	1,234,314	8.00
WSFS Financial Corporation	1,950,536	12.61	928,072	6.00	1,237,430	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,065,564	13.39	694,302	4.50	1,002,880	6.50
WSFS Financial Corporation	1,950,536	12.61	696,054	4.50	1,005,412	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,065,564	10.57	781,681	4.00	977,101	5.00
WSFS Financial Corporation	1,950,536	9.97	782,799	4.00	978,499	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of March 31, 2023, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, WSFS separately held $152.7 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

Liquidity
We manage our liquidity and funding needs through our Treasury function and our Asset/Liability Committee. We have a policy that separately addresses liquidity, and management monitors our adherence to policy limits. Also, liquidity risk management is a primary area of examination by the banking regulators.
Funding sources to support growth and meet our liquidity needs include cash from operations, commercial, consumer, wealth and trust deposits, loan repayments, FHLB borrowings, repurchase agreements, access to the Federal Reserve Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities, that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. We believe these sources are sufficient to meet our funding needs as well as maintain required and prudent levels of liquidity over the next twelve months and beyond.
As of March 31, 2023, the Company had $1.1 billion in cash, cash equivalents, and restricted cash. Our deposit portfolio is highly diverse, and has a granular deposit base with less than 5% exposure in a single industry. As of March 31, 2023, our estimated uninsured deposits were $5.8 billion, or 36% of total customer deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $4.3 billion, or 27% of total customer deposits.
As of March 31, 2023, the Company had a readily available, secured borrowing capacity of $4.2 billion from the FHLB, $1.3 billion through the Federal Reserve Discount Window, and $0.2 billion through the Bank Term Funding Program. In addition, the Company had $1.6 billion in unpledged securities that could be used to support additional borrowings and $0.5 billion of cash deposited with the Federal Reserve Bank. The Company’s readily available, secured borrowing capacity to estimated unprotected deposits ratio is 186%.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At March 31, 2023, we had $231.0 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 39 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases see Note 8 to the unaudited Consolidated Financial Statements. At March 31, 2023, we had $800.0 million of FHLB advances with rates ranging from 5.08% to 5.17%. All FHLB advances had original maturities of less than one year. In addition, we had obligations for principal payments on long-term debt including $67.0 million for our trust preferred borrowings, due June 1, 2035, $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027, and $150.0 million for our senior debt, due December 15, 2030. We also acquired Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the Trusts), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $774.0 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Company’s Consolidated Financial Statements. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures owed to the Trusts with a carrying value of $11.7 million each, totaling $23.5 million. The Company records its investments in the Trusts’ common securities of $387.0 thousand each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.
We are also contractually obligated to make interest payments on our long-term debt through their respective maturities. At March 31, 2023, the Company had total commitments to extend credit of $3.8 billion, which are generally one year commitments.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccruing loans(1):
Commercial and industrial	$20,461	$6,770
Owner-occupied commercial	581	386
Commercial mortgages	6,133	5,159
Construction	760	5,143
Residential	2,064	3,199
Consumer	2,018	2,145
Total nonaccruing loans	32,017	22,802
Other real estate owned	1,131	833
Troubled debt restructurings (accruing)(2)	—	19,737
Total nonperforming assets	$33,148	$43,372
Past due loans:
Commercial	$1,906	$1,022
Consumer(3)	11,659	15,513
Total past due loans	$13,565	$16,535
Troubled loans:
Commercial	$15,042	$—
Consumer	3,019	—
Total troubled loans	$18,061	$—
Ratio of allowance for credit losses to total loans and leases(4)	1.28%	1.17%
Ratio of nonaccruing loans to total gross loans and leases(5)	0.26	0.19
Ratio of nonperforming assets to total assets	0.16	0.22
Ratio of allowance for credit losses to nonaccruing loans	528	666
Ratio of allowance for credit losses to total nonperforming assets(6)	510	350
(1)Includes nonaccruing troubled loans beginning in 2023 and nonaccruing troubled debt restructurings (TDRs) prior to 2023.
(2)Balance excludes COVID-19 modifications.
(3)Includes U.S. government guaranteed student loans with little risk of credit loss.
(4)Represents amortized cost basis for loans, leases and held-to-maturity securities.
(5)Total loans exclude loans held for sale and reverse mortgages.
(6)Excludes acquired impaired loans.
Nonperforming assets decreased $10.2 million between December 31, 2022 and March 31, 2023. This decrease was primarily due to the adoption of ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, partially offset by the addition of two C&I relationships. The ratio of nonperforming assets to total assets decreased from 0.22% at December 31, 2022 to 0.16% at March 31, 2023.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Beginning balance	$43,372	$33,133
Additions	23,150	10,641
Collections	(8,707)	(5,210)
Transfers to accrual(1)	(19,903)	—
Charge-offs	(4,764)	(726)
Ending balance	$33,148	$37,838
(1)Includes impact of ASU No. 2022-02 adoption.
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

INTEREST RATE SENSITIVITY
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. In response to the economic and financial effects of COVID-19, the FOMC reduced interest rates through 2020 and 2021 and instituted quantitative easing measures as well as domestic and global capital market support programs. The FOMC raised the federal funds target rate seven times in 2022 for a total of 425 basis points and three times in 2023 for a total of 75 basis points, and has suggested it may continue raising interest rates further in 2023. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At March 31, 2023, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $679.1 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 108.07% at March 31, 2023 compared with 116.93% at December 31, 2022. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 3.34% at March 31, 2023 compared with 6.29% at December 31, 2022.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	17.5%	24.54%	18.5%	27.54%
+200	11.7%	23.50%	12.3%	26.44%
+100	5.8%	22.36%	6.1%	25.22%
+50	2.9%	21.76%	3.1%	24.56%
+25	1.5%	21.44%	1.5%	24.22%
—	—%	21.15%	—%	23.87%
-25	(1.5)%	20.78%	(1.6)%	23.50%
-50	(2.9)%	20.43%	(3.3)%	23.10%
-100	(5.9)%	19.70%	(6.8)%	22.20%
'-200	(12.4)%	18.00%	(14.0)%	20.20%
'-300	(19.0)%	16.00%	(21.2)%	17.90%
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

RESULTS OF OPERATIONS
Three months ended March 31, 2023: Net income for the three months ended March 31, 2023 was $62.4 million, compared to $3.8 million for the three months ended March 31, 2022.
•Net interest income increased $44.0 million primarily due to an increase from the balance sheet size and mix and the rising interest rate environment. See “Net Interest Income” for further information.
•Our provision for credit losses increased $10.0 million primarily due to the impacts of the economic uncertainty and forecast and net loan growth. See “Allowance for Credit Losses” for further information.
•Noninterest income increased $2.6 million due to increased Cash Connect® income, partially offset by decreases of mortgage banking fees, BMT Insurance Advisors income which was sold in 2Q 2022, and gains on the sale of SBA loans. See “Noninterest Income” for further information.
•Noninterest expense decreased $41.4 million primarily due to higher corporate development and restructuring costs from the combination with Bryn Mawr Bank Corporation (BMBC) in 2022. See “Noninterest Expense” for further information.
•Income tax provision increased $19.2 million primarily due to the $77.9 million increase in pre-tax income.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$4,954,622	$80,744	6.63%	$4,851,090	$52,466	4.39%
Commercial real estate loans	4,425,354	71,828	6.58	4,292,159	40,639	3.84
Residential loans	769,581	8,628	4.48	843,699	9,657	4.58
Consumer loans	1,849,398	31,535	6.92	1,357,970	15,284	4.56
Loans held for sale	43,527	989	9.21	74,694	835	4.53
Total loans and leases	12,042,482	193,724	6.53	11,419,612	118,881	4.22
Mortgage-backed securities(3)	4,823,507	27,526	2.28	5,223,794	23,113	1.77
Investment securities(3)	376,760	2,237	2.86	330,826	1,321	1.82
Other interest-earning assets	240,943	2,896	4.87	1,721,659	822	0.19
Total interest-earning assets	$17,483,692	$226,383	5.27%	$18,695,891	$144,137	3.13%
Allowance for credit losses	(153,181)			(134,780)
Cash and due from banks	230,193			209,730
Cash in non-owned ATMs	421,057			509,568
Bank-owned life insurance	101,612			100,756
Other noninterest-earning assets	1,919,065			1,638,727
Total assets	$20,002,438			$21,019,892
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$3,142,930	$5,024	0.65%	$3,435,377	$581	0.07%
Savings	2,065,212	1,256	0.25	2,262,026	162	0.03
Money market	3,861,590	19,258	2.02	4,092,835	925	0.09
Customer time deposits	1,276,204	5,993	1.90	1,173,023	1,323	0.46
Total interest-bearing customer deposits	10,345,936	31,531	1.24	10,963,261	2,991	0.11
Brokered deposits	346,355	3,661	4.29	63,376	137	0.88
Total interest-bearing deposits	10,692,291	35,192	1.33	11,026,637	3,128	0.12
Federal Home Loan Bank advances	267,367	3,371	5.11	—	—	—
Trust preferred borrowings	90,459	1,555	6.97	90,263	513	2.30
Senior and subordinated debt	233,189	2,573	4.41	248,565	1,929	3.10
Other borrowed funds	131,221	1,160	3.59	38,396	9	0.10
Total interest-bearing liabilities	$11,414,527	$43,851	1.56%	$11,403,861	$5,579	0.20%
Noninterest-bearing demand deposits	5,560,252			6,450,783
Other noninterest-bearing liabilities	770,565			445,855
Stockholders’ equity	2,260,262			2,722,263
Noncontrolling interest	(3,168)			(2,870)
Total liabilities and stockholders’ equity	$20,002,438			$21,019,892
Excess of interest-earning assets over interest-bearing liabilities	$6,069,165			$7,292,030
Net interest income		$182,532			$138,558
Interest rate spread			3.71%			2.93%
Net interest margin			4.25%			3.01%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.

Three months ended March 31, 2023: During the three months ended March 31, 2023, net interest income increased $44.0 million from the three months ended March 31, 2022 primarily due to balance sheet size and mix and the rising interest rate environment. Net interest margin was 4.25% for the first quarter of 2023, a 124 basis point increase compared to 3.01% for the first quarter of 2022 due to a favorable increase of 102 basis points from our asset-sensitive balance sheet and 22 basis points from loan growth and mix.
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
During the three months ended March 31, 2023, we recorded a provision for credit losses of $29.0 million, a net change of $10.0 million, as compared with the provision of credit losses of $19.0 million for the three months ended March 31, 2022. This increase was primarily due to the impacts of the economic uncertainty and forecast and net loan growth.
The allowance for credit losses increased to $169.2 million at March 31, 2023 from $151.9 million at December 31, 2022. The ratio of allowance for credit losses to total loans and leases was 1.28% at March 31, 2023 and 1.17% at December 31, 2022.
The following tables detail the allocation of the ACL and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of March 31, 2023
Allowance for credit losses	$62,709	$6,056	$30,114	$9,672	$5,327	$55,284	$169,162
% of ACL to total ACL	37%	3%	18%	6%	3%	33%	100%
Loan portfolio balance	$3,145,326	$1,846,661	$3,473,083	$1,023,711	$786,060	$1,868,427	$12,143,268
% to total loans and leases	26%	15%	29%	8%	7%	15%	100%
Three months ended March 31, 2023
Charge-offs	$9,462	$—	$—	$—	$—	$4,204	$13,666
Recoveries	1,216	5	2	530	43	159	1,955
Net charge-offs (recoveries)	$8,246	$(5)	$(2)	$(530)	$(43)	$4,045	$11,711
Average loan balance	$3,134,936	$1,819,686	$3,428,388	$996,965	$766,938	$1,849,398	$11,996,312
Ratio of net charge-offs (recoveries) to average gross loans	1.07%	NMF	NMF	(0.22)%	(0.02)%	0.89%	0.40%
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of December 31, 2022
Allowance for credit losses	$59,394	$6,019	$21,473	$6,987	$4,668	$53,320	$151,861
% of ACL to total ACL	39%	4%	14%	5%	3%	35%	100%
Loan portfolio balance	$3,134,326	$1,809,582	$3,351,084	$1,044,049	$759,465	$1,810,930	$11,909,436
% to total loans and leases	26%	15%	28%	9%	7%	15%	100%
Year ended December 31, 2022
Charge-offs	$19,004	$179	$581	$—	$186	$7,520	$27,470
Recoveries	6,112	278	223	2,567	665	793	10,638
Net charge-offs (recoveries)	$12,892	$(99)	$358	$(2,567)	$(479)	$6,727	$16,832
Average loan balance	$3,043,836	$1,831,428	$3,319,687	$962,082	$787,273	$1,543,704	$11,488,010
Ratio of net charge-offs (recoveries) to average gross loans	0.42%	(0.01)%	0.01%	(0.27)%	(0.06)%	0.44%	0.15%
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 7 to the unaudited Consolidated Financial Statements and "Nonperforming Assets" above for further information.

Noninterest Income
Three months ended March 31, 2023: During the three months ended March 31, 2023, noninterest income was $63.1 million, an increase of $2.6 million from $60.6 million during the three months ended March 31, 2022. The increase was primarily driven by an $8.1 million increase from Cash Connect®. The increase was partially offset by decreases of $1.8 million in mortgage banking fees, $1.6 million of income recognized on equity investments, $1.3 million from BMT Insurance Advisors (sold in 2Q 2022), and $0.6 million from gains on the sale of SBA loans.
Noninterest Expense
Three months ended March 31, 2023: During the three months ended March 31, 2023, noninterest expense was $133.0 million, a decrease of $41.4 million from $174.5 million for the three months ended March 31, 2022. The decrease was primarily due to higher corporate development and restructuring costs after the combination with BMBC recognized in 2022.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $20.9 million during the three months ended March 31, 2023 compared to income tax expense of $1.7 million for the same period in 2022.
Our effective tax rate was 25.0% for the three months ended March 31, 2023 compared to 30.5% for the same period in 2022. The effective tax rate for the three months ended March 31, 2023 decreased primarily due to $0.4 million of tax expense related to nondeductible merger costs incurred in the three months ended March 31, 2022.
The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, federal low-income housing tax credits, research and development tax credits (incurred in 2022) and excess tax benefits from recognized stock compensation. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options, nondeductible acquisition costs (incurred in 2022) and a provision for state income tax expense. We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

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

(Dollars and share amounts in thousands, except per share amounts)	March 31, 2023	December 31, 2022
Stockholders’ equity of WSFS	$2,306,362	$2,205,113
Less: Goodwill and other intangible assets	1,008,250	1,012,232
Tangible common equity (numerator)	$1,298,112	$1,192,881
Shares of common stock outstanding (denominator)	61,387	61,612
Book value per share of common stock	$37.57	$35.79
Goodwill and other intangible assets	16.42	16.43
Tangible book value per share of common stock	$21.15	$19.36
CRITICAL ACCOUNTING ESTIMATES
The preparation of the unaudited Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for credit losses, business combinations, deferred taxes, fair value measurements and goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2023, it is possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policy involves more significant judgments and estimates. We have reviewed this critical accounting policy and estimates with the Audit Committee.
Critical accounting estimates at March 31, 2023 did not significantly change from our critical accounting estimates at December 31, 2022, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at March 31, 2023 did not significantly change from our recent regulatory developments at December 31, 2022, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below.
Potential Regulatory Reforms in Response to Recent Bank Failures
The recent failures of Silicon Valley Bank, Santa Clara, California, Signature Bank, New York, New York, and First Republic Bank, San Francisco, California, in March and April of this year, may lead to regulatory changes and initiatives that could impact the Company. For example, the FDIC has stated that it plans to impose a special deposit insurance assessment on banks in order to recover losses that the FDIC's Deposit Insurance Fund (DIF) incurred in the receiverships of these institutions. In addition, President Biden has encouraged the federal banking agencies to adopt various reforms, including the completion of an incentive compensation rule for bank executives pursuant to Section 956 of the Dodd-Frank Act, in response to these bank failures. On April 28, 2023, the Federal Reserve and the FDIC issued reports on the potential causes of failures of Silicon Valley Bank and Signature Bank, respectively. Among the changes discussed, the Federal Reserve and the FDIC highlighted potential changes needed to supervisory approaches for banks of all sizes as well as to regulatory requirements. Currently, it is unclear what actions federal regulatory agencies will take as a result of these failures.
Small Business Lending Data Collection Rule
On March 30, 2023, the CFPB finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. The Company is evaluating the impact of the new rule.

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
Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are indexed to LIBOR. As of March 31, 2023, the Company had approximately $2.5 billion of loans and $2.0 billion of derivatives that are utilized for customer guarantees, indexed to LIBOR, that mature after planned cessation in June of 2023. In addition, the Company had approximately $162.8 million of debt securities outstanding that are indexed to LIBOR (either currently or in the future) as of March 31, 2023.
Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through June 2023. A cross-functional team from Finance, Commercial and Consumer Lending, Risk and IT is leading our efforts to monitor this activity and evaluate the related risks and potential process changes arising from the transition from LIBOR. An internal risk assessment was completed and the cross-functional team is working towards the migration of our existing contracts and system implementation. Our variable or floating rate instruments currently use LIBOR and give us discretion to determine a replacement benchmark rate if LIBOR becomes unavailable. In the first quarter of 2022, the Bank began utilizing Term SOFR as a replacement to LIBOR. Term SOFR was identified as the primary successor for 1 month and 3 month LIBOR due to operational similarities and ease of conversion. We are shifting new products primarily to Term SOFR and are actively migrating the existing LIBOR indexed loan portfolio away from the LIBOR index.
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

(b)Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2023.

Part II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to the information provided in Note 17 – Legal and Other Proceedings to the unaudited Consolidated Financial Statements.

Item 1A. Risk Factors
There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as described below.
A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have an adverse effect on our business, financial condition and results of operations.
The inability of U.S. lawmakers to pass legislation to raise the U.S. government’s debt limit of $31.4 trillion has increased the possibility of a default by the U.S. government on its debt obligations, which could have an adverse impact on financial markets, interest rates and economic conditions in the United States and worldwide. The U.S. government reached its debt limit of $31.4 trillion in January 2023. Since then, the U.S. Department of Treasury implemented extraordinary measures to prevent default.
It is unclear if Congress and the President will reach an agreement to increase the U.S. government’s debt limit in a timely manner. The political stalemate over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations and related credit-rating downgrades. This creates uncertainty in the U.S. financial markets and domestic political conditions which could have an adverse impact on our business, financial condition and results of operations. If the United States is unable to increase the U.S. government’s debt limit in a timely manner, U.S. federal government could shut down for a period of time and the United States could default or delay on payment of its obligations or both, which could have an adverse impact on financial markets and economic conditions in the United States and worldwide and an adverse effect on our business, financial condition and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2020, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of 7,594,977 shares of common stock, or 15% of its outstanding shares as of March 31, 2020. This repurchase program was completed during the first quarter of 2023. During the second quarter of 2022, the Board of Directors of the Company approved an additional share repurchase authorization under the program of 6,358,727 shares of common stock, or 10% of its outstanding shares as of June 30, 2022. Under the program, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The program is consistent with our intent to return a minimum of 35% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks.
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2023.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	20,000	$47.26	20,000	6,568,771
February 1, 2023 - February 28, 2023	178,000	50.19	178,000	6,390,771
March 1, 2023 - March 31, 2023	64,000	46.68	64,000	6,326,771
Total	262,000	$49.11	262,000
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.     Exhibits

Exhibit Number	Description of Document
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 5, 2023, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: May 5, 2023	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2023	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)