Form 10-Q
period 2023-06-30
WSFS FINANCIAL CORP
filed 2023-08-03
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 61,056,600 shares as of July 31, 2023.

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
•the discontinued publication of London Inter-Bank Offered Rate (LIBOR) and the transition to Secured Overnight Financing Rate (SOFR) as an alternative reference interest rate;
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
•failure of the financial and/or operational controls of the Company’s Cash Connect® and/or Wealth Management divisions;
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

The following are registered trademarks of the Company: Bryn Mawr Trust®, Cash Connect®, NewLane Finance®, Powdermill® Financial Solutions, WSFS Institutional Services®, WSFS Mortgage® and WSFS Wealth® Investments. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share and share data)	2023	2022	2023	2022
Interest income:
Interest and fees on loans and leases	$207,884	$129,342	$401,608	$248,223
Interest on mortgage-backed securities	27,130	27,377	54,656	50,490
Interest and dividends on investment securities:
Taxable	700	702	1,404	1,404
Tax-exempt	1,482	638	3,015	1,257
Other interest income	4,573	1,961	7,469	2,783
	241,769	160,020	468,152	304,157
Interest expense:
Interest on deposits	50,054	3,766	85,246	6,894
Interest on Federal Home Loan Bank advances	1,597	—	4,968	—
Interest on senior and subordinated debt	2,334	1,949	4,907	3,878
Interest on federal funds purchased	—	—	1,139	—
Interest on trust preferred borrowings	1,635	682	3,190	1,195
Interest on other borrowings	4,307	8	4,328	17
	59,927	6,405	103,778	11,984
Net interest income	181,842	153,615	364,374	292,173
Provision for credit losses	15,830	8,268	44,841	27,239
Net interest income after provision for credit losses	166,012	145,347	319,533	264,934
Noninterest income:
Credit/debit card and ATM income	14,430	8,772	27,791	16,453
Investment management and fiduciary income	32,379	31,192	62,855	61,373
Deposit service charges	6,277	6,071	12,316	11,896
Mortgage banking activities, net	1,304	2,211	2,426	5,109
Loan and lease fee income	1,190	1,698	2,562	3,032
Unrealized gain (loss) on equity investments, net	—	5,991	(4)	5,988
Bank owned life insurance income	760	374	2,270	479
Other income	10,531	15,720	19,782	28,273
	66,871	72,029	129,998	132,603
Noninterest expense:
Salaries, benefits and other compensation	72,367	68,189	145,216	139,119
Occupancy expense	10,132	9,902	20,540	20,694
Equipment expense	10,810	10,388	20,602	20,761
Data processing and operations expenses	4,771	5,288	9,495	10,647
Professional fees	6,118	5,273	10,557	8,724
Marketing expense	2,165	1,637	3,881	2,903
FDIC expenses	2,863	1,468	5,445	2,859
Loan workout and other credit costs	536	(226)	481	102
Corporate development expense	2,796	6,393	3,536	40,431
Restructuring expense	(26)	3,934	(787)	21,448
Other operating expense	28,721	21,803	55,332	40,818
	141,253	134,049	274,298	308,506
Income before taxes	91,630	83,327	175,233	89,031
Income tax provision	23,035	22,425	43,976	24,162
Net income	$68,595	$60,902	$131,257	$64,869
Less: Net (loss) income attributable to noncontrolling interest	(83)	162	175	325
Net income attributable to WSFS	$68,678	$60,740	$131,082	$64,544
Earnings per share:
Basic	$1.12	$0.95	$2.13	$1.00
Diluted	$1.12	$0.94	$2.13	$1.00
Weighted average shares of common stock outstanding:
Basic	61,348,200	64,224,018	61,429,008	64,581,321
Diluted	61,414,273	64,283,288	61,526,331	64,696,053

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
			(Unaudited)
Net income	$68,595	$60,902	$131,257	$64,869
Less: Net (loss) income attributable to noncontrolling interest	(83)	162	175	325
Net income attributable to WSFS	68,678	60,740	131,082	64,544
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(12,747), $(26,975), $3,993, and $(114,107), respectively	(40,367)	(85,422)	12,643	(361,340)
Net change in securities held-to-maturity
Net change unrealized gains (losses) on available-for-sale securities reclassified to held-to-maturity, net of tax (benefit) expense of $(1,386), $37,830, $(2,702), and $37,839, respectively(1)	4,393	(119,796)	8,558	(119,824)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax benefit of $17, 9, $28, and $17, respectively	(54)	(28)	(89)	(55)
Net change in cash flow hedge
Net unrealized (gain) loss arising during the period, net of tax expense of $(466), $—, $(361), and $—, respectively	(1,475)	—	(1,143)	1
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $13, $13, $25, and $25, respectively	(40)	(40)	(80)	(80)
	(1,515)	(40)	(1,223)	(79)
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax (benefit) expense of $(32), $59, $(33), and $59, respectively	(101)	188	(104)	188
Total other comprehensive (loss) income	(37,644)	(205,098)	19,785	(481,110)
Total comprehensive income (loss)	$31,034	$(144,358)	$150,867	$(416,566)
(1)Includes $119.8 million, net of tax benefit, of unrealized losses on transferred investment securities with a book value of $1.1 billion from available-for-sale to held-to-maturity that were transferred in June 2022.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	June 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$723,034	$332,961
Cash in non-owned ATMs	386,176	499,017
Interest-bearing deposits in other banks including collateral (restricted cash) of $5,940 at June 30, 2023 and $4,650 at December 31, 2022	6,350	5,280
Total cash, cash equivalents, and restricted cash	1,115,560	837,258
Investment securities, available-for-sale (amortized cost of $4,679,774 at June 30, 2023 and $4,834,550 at December 31, 2022	3,954,918	4,093,060
Investment securities, held-to-maturity, net of allowance for credit losses of $8 at June 30, 2023 and $10 at December 31, 2022 (fair value $1,005,843 at June 30, 2023 and $1,040,104 at December 31, 2022)	1,079,768	1,111,619
Other investments	24,560	26,120
Loans, held for sale at fair value	43,065	42,985
Loans and leases, net of allowance for credit losses of $171,869 at June 30, 2023 and $151,861 at December 31, 2022	12,168,047	11,759,992
Bank owned life insurance	101,108	101,935
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	9,399	24,116
Other real estate owned	527	833
Accrued interest receivable	77,830	74,448
Premises and equipment	108,389	115,603
Goodwill	883,637	883,637
Intangible assets	120,641	128,595
Other assets	698,242	714,554
Total assets	$20,385,691	$19,914,755
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,462,461	$5,739,647
Interest-bearing	10,965,495	10,463,922
Total deposits	16,427,956	16,203,569
FHLB advances	—	350,000
Trust preferred borrowings	90,540	90,442
Senior and subordinated debt	218,285	248,169
Other borrowed funds	590,668	38,283
Accrued interest payable	25,718	5,174
Other liabilities	725,140	777,232
Total liabilities	18,078,307	17,712,869
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 76,021,963 at June 30, 2023 and 75,921,997 at December 31, 2022	760	759
Capital in excess of par value	1,977,945	1,974,210
Accumulated other comprehensive loss	(656,059)	(675,844)
Retained earnings	1,523,849	1,411,243
Treasury stock at cost, 14,929,363 shares at June 30, 2023 and 14,310,085 shares at December 31, 2022	(531,836)	(505,255)
Total stockholders’ equity of WSFS	2,314,659	2,205,113
Noncontrolling interest	(7,275)	(3,227)
Total stockholders' equity	2,307,384	2,201,886
Total liabilities and stockholders' equity	$20,385,691	$19,914,755

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Six Months Ended June 30, 2023
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2022	75,921,997	$759	$1,974,210	$(675,844)	$1,411,243	$(505,255)	$2,205,113	$(3,227)	$2,201,886
Net income	—	—	—	—	131,082	—	131,082	175	131,257
Other comprehensive income	—	—	—	19,785	—	—	19,785	—	19,785
Cash dividend, $0.30 per share	—	—	—	—	(18,476)	—	(18,476)	—	(18,476)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(4,223)	(4,223)
Issuance of common stock including proceeds from exercise of common stock options	99,966	1	362	—	—	—	363	—	363
Stock-based compensation expense	—	—	5,738	—	—	—	5,738	—	5,738
Repurchases of common stock (1)	—	—	(2,365)	—	—	(26,581)	(28,946)	—	(28,946)
Balance, June 30, 2023	76,021,963	$760	$1,977,945	$(656,059)	$1,523,849	$(531,836)	$2,314,659	$(7,275)	$2,307,384

	Three Months Ended June 30, 2023
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2023	75,958,600	$759	$1,977,757	$(618,415)	$1,464,392	$(518,131)	$2,306,362	$(3,018)	$2,303,344
Net income (loss)	—	—	—	—	68,678	—	68,678	(83)	68,595
Other comprehensive loss	—	—	—	(37,644)	—	—	(37,644)	—	(37,644)
Cash dividend, $0.15 per share	—	—	—	—	(9,221)	—	(9,221)	—	(9,221)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(4,174)	(4,174)
Issuance of common stock including proceeds from exercise of common stock options	63,363	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	2,553	—	—	—	2,553	—	2,553
Repurchases of common shares (2)	—	—	(2,365)	—	—	(13,705)	(16,070)	—	(16,070)
Balance, June 30, 2023	76,021,963	$760	$1,977,945	$(656,059)	$1,523,849	$(531,836)	$2,314,659	$(7,275)	$2,307,384
(1)Repurchase of common stock includes 619,278 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 45,489 shares withheld to cover tax liabilities.
(2)Repurchase of common stock includes 357,278 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 37,231 shares withheld to cover tax liabilities.

	Six Months Ended June 30, 2022
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2021	57,695,676	$577	$1,058,997	$(37,768)	$1,224,614	$(307,321)	$1,939,099	$(2,083)	$1,937,016
Net income	—	—	—	—	64,544	—	64,544	325	64,869
Other comprehensive loss	—	—	—	(481,110)	—	—	(481,110)	—	(481,110)
Cash dividend, $0.26 per share	—	—	—	—	(16,966)	—	(16,966)	—	(16,966)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	187	187
Issuance of common stock including proceeds from exercise of common stock options	57,776	1	431	—	—	—	432	—	432
Issuance of common stock in acquisition of BMT	18,116,848	181	907,835	—	—	—	908,016	—	908,016
Noncontrolling interest assumed in acquisition	—	—	—	—	—	—	—	(913)	(913)
Stock-based compensation expense	—	—	3,061	—	—	—	3,061	—	3,061
Repurchases of common stock (1)	—	—	(2,149)	—	—	(99,567)	(101,716)	—	(101,716)
Balance, June 30, 2022	75,870,300	$759	$1,968,175	$(518,878)	$1,272,192	$(406,888)	$2,315,360	$(2,484)	$2,312,876

	Three Months Ended June 30, 2022
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2022	75,832,292	$758	$1,967,972	$(313,780)	$1,219,882	$(354,369)	$2,520,463	$(2,646)	$2,517,817
Net income	—	—	—	—	60,740	—	60,740	162	60,902
Other comprehensive loss	—	—	—	(205,098)	—	—	(205,098)	—	(205,098)
Cash dividend, $0.13 per share	—	—	—	—	(8,430)	—	(8,430)	—	(8,430)
Issuance of common stock including proceeds from exercise of common stock options	38,008	1	2	—	—	—	3	—	3
Stock-based compensation expense	—	—	1,728	—	—	—	1,728	—	1,728
Repurchases of common shares (1)	—	—	(1,527)	—	—	(52,519)	(54,046)	—	(54,046)
Balance, June 30, 2022	75,870,300	$759	$1,968,175	$(518,878)	$1,272,192	$(406,888)	$2,315,360	$(2,484)	$2,312,876
(1)Repurchase of common stock includes 2,124,587 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors and 100,093 shares withheld to cover tax liabilities.
(2)Repurchase of common stock includes 1,185,602 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 96,663 shares withheld to cover tax liabilities.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022

Operating activities:
Net income	$131,257	$64,869
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	44,841	27,239
Depreciation of premises and equipment, net	9,023	15,076
Accretion of fees and discounts, net	(14,346)	(5,537)
Amortization of intangible assets	7,689	10,605
Amortization of right-of-use lease assets	8,813	11,599
Decrease in operating lease liability	(6,450)	(9,254)
Income from mortgage banking activities, net	(2,426)	(5,109)
Loss (gain) on sale of other real estate owned and valuation adjustments, net	195	(255)
Stock-based compensation expense	5,738	3,061
Unrealized loss (gain) on equity investments, net	4	(5,988)
Deferred income tax expense (benefit)	1,919	(3,448)
Increase in accrued interest receivable	(3,382)	(3,421)
Decrease in other assets	11,184	17,909
Origination of loans held for sale	(131,703)	(324,227)
Proceeds from sales of loans held for sale	85,096	321,515
Decrease in value of bank owned life insurance	827	109
Increase in capitalized interest, net	(649)	(1,202)
Increase (decrease) in accrued interest payable	20,544	(887)
(Decrease) increase in other liabilities	(45,616)	126,515
Net cash provided by operating activities	$122,558	$239,169
Investing activities:
Purchases of investment securities held to maturity	$—	$(49,088)
Repayments, maturities and calls of investment securities held-to-maturity	41,961	28,487
Purchases of investment securities available-for-sale	(20,030)	(1,166,663)
Repayments, maturities and calls of investment securities available-for-sale	173,145	784,871
Proceeds from bank-owned life insurance death benefit	—	1,437
Net (increase) decrease in loans	(238,112)	86,523
Net cash from business combinations	—	573,745
Purchase of loans held-for-investment	(159,669)	(137,008)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(103,879)	(1,314)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	118,596	1
Sales of other real estate owned	604	1,844
Investment in premises and equipment	(1,812)	(4,436)
Sales of premises and equipment	3	891
Net cash (used in) provided by investing activities	$(189,193)	$119,290

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Financing activities:
Net (decrease) increase in demand and saving deposits	$(370,288)	$32,850
Increase (decrease) in time deposits	536,663	(91,628)
Increase (decrease) in brokered deposits	44,844	(37,948)
Receipts from FHLB advances	5,265,000	—
Repayments of FHLB advances	(5,615,000)	—
Receipts from federal funds purchased	5,150,000	—
Repayments of federal funds purchased	(5,150,000)	—
Receipts from Bank Term Funding Program	565,000	—
(Distributions to) contributions from noncontrolling shareholders	(4,223)	187
Cash dividend	(18,476)	(16,966)
Issuance of common stock including proceeds from exercise of common stock options	363	432
Redemption of senior and subordinated debt	(30,000)	—
Repurchases of common shares	(28,946)	(101,716)
Net cash provided by (used in) financing activities	$344,937	$(214,789)
Increase in cash, cash equivalents, and restricted cash	278,302	143,670
Cash, cash equivalents, and restricted cash at beginning of period	837,258	1,532,939
Cash, cash equivalents, and restricted cash at end of period	$1,115,560	$1,676,609
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$83,234	$9,630
Income taxes	48,698	15,796
Non-cash information:
Loans transferred to other real estate owned	$298	$—
Loans transferred to portfolio from held-for-sale at fair value	46,103	54,684
Available-for-sale securities purchased, not settled	2,667	—
Held-to-maturity securities purchased, not settled	—	8,355
Securities transferred to held-to-maturity from available-for-sale at fair value	—	931,421
Fair value of assets acquired, net of cash received	—	4,712,782
Fair value of liabilities assumed	—	4,378,511
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company), and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). As of June 30, 2023, the other subsidiaries of WSFS include WSFS Wealth Management, LLC (Powdermill®), Bryn Mawr Capital Management, LLC (BMCM), WSFS SPE Services, LLC, The Bryn Mawr Trust Company of Delaware (BMT-DE), and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
On January 1, 2023, WSFS completed the merger and brand conversion of WSFS Capital Management, LLC (West Capital) and Cypress Capital Management, LLC and renamed the combined entity Bryn Mawr Capital Management, LLC. BMCM is registered as an investment advisor with the U.S. Securities and Exchange Commission and is a wholly-owned subsidiary of WSFS.
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). The Company provides residential and commercial real estate, commercial and consumer lending services, as well as consumer deposit and cash management services. The Company's core banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to individuals, institutions and corporations. The Federal Deposit Insurance Corporation (FDIC) insures the customers’ deposits to their legal maximums. The Company serves its customers primarily from 114 offices located in Pennsylvania (59), Delaware (39), New Jersey (14), Virginia (1) and Nevada (1), its ATM network, website at www.wsfsbank.com and mobile app. Information on the website is not incorporated by reference into this Quarterly Report on Form 10-Q.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2022 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at June 30, 2023, except for the following:
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
The Company's portfolio segments, established based on similar risk characteristics and loss behaviors, are:
•Commercial Loans and Leases: Commercial and industrial - real estate secured, commercial and industrial - non-real estate secured, owner-occupied commercial, commercial mortgages, construction and commercial small business leases, and
•Residential and Consumer Loans: Residential mortgage, equity secured lines and loans, installment loans, unsecured lines of credit, originated education loans and previously acquired education loans.
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
Accounting Guidance Adopted in 2023
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
Accounting Guidance Pending Adoption as of June 30, 2023
ASU No. 2023-01, Leases (Topic 842) Common Control Agreements: In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842) Common Control Agreements. The amendment clarifies the accounting for leasehold improvements associated with common control leases by allowing the lessee to amortize the leasehold improvements over the useful life of the common control group’s use of the underlying asset, regardless of the lease term. The guidance is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. Adoption is required on a modified retrospective basis, consistent with the Company's adoption of Topic 842. The Company does not expect this update to have a material impact on the Consolidated Financial Statements.
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

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Bailment fees	$9,385	$4,014	$18,069	$6,799
Interchange fees	3,993	3,890	7,879	7,989
Other card and ATM fees	1,052	868	1,843	1,665
Total credit/debit card and ATM income	$14,430	$8,772	$27,791	$16,453
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Trust fees	$21,936	$20,398	$42,452	$39,488
Wealth management and advisory fees	10,443	10,794	20,403	21,885
Total investment management and fiduciary income	$32,379	$31,192	$62,855	$61,373
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
Wealth management and advisory fees consists of fees from Bryn Mawr Trust (excluding BMT-DE), BMCM, Powdermill®, and WSFS Wealth® Investments. Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage. The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Service fees	$4,315	$3,972	$8,451	$7,856
Return and overdraft fees	1,720	1,896	3,367	3,671
Other deposit service fees	242	203	498	369
Total deposit service charges	$6,277	$6,071	$12,316	$11,896
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
Other income
The following table presents the components of other income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Managed service fees	$5,216	$4,387	$10,015	$8,225
Currency preparation	1,342	929	2,624	1,800
ATM loss protection	647	674	1,295	1,282
Capital markets revenue	1,710	3,437	4,589	4,945
Miscellaneous products and services(1)	1,616	6,293	1,259	12,021
Total other income	$10,531	$15,720	$19,782	$28,273
(1)Includes commissions income from BMT Insurance Advisors (BMTIA) in 2022. The BMTIA business was sold at the end of the second quarter of 2022.
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
See Note 14 for further information about the disaggregation of noninterest income by segment.

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income attributable to WSFS	$68,678	$60,740	$131,082	$64,544
Denominator:
Weighted average basic shares	61,348	64,224	61,429	64,581
Dilutive potential common shares	66	59	97	115
Weighted average fully diluted shares	61,414	64,283	$61,526	$64,696
Earnings per share:
Basic	$1.12	$0.95	$2.13	$1.00
Diluted	$1.12	$0.94	$2.13	$1.00
Outstanding common stock equivalents having no dilutive effect	98	51	22	7
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

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligation (CMO)	$585,518	$—	$101,792	$—	$483,726
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,688,588	—	558,010	—	3,130,578
Freddie Mac (FHLMC) MBS	131,282	—	13,405	—	117,877
Ginnie Mae (GNMA) MBS	47,661	—	3,404	—	44,257
Government-sponsored enterprises (GSE) agency notes	226,725	—	48,245	—	178,480
	$4,679,774	$—	$724,856	$—	$3,954,918
Held-to-Maturity Debt Securities(1)
FNMA MBS	$892,199	$—	$72,297	$—	$819,902
State and political subdivisions	187,577	814	2,442	8	185,941
	$1,079,776	$814	$74,739	$8	$1,005,843
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $131.5 million at June 30, 2023, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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
The scheduled maturities of available-for-sale debt securities at June 30, 2023 and December 31, 2022 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2023 (1)
Within one year	$17,445	$16,573
After one year but within five years	67,943	63,357
After five years but within ten years	564,061	473,869
After ten years	4,030,325	3,401,119
	$4,679,774	$3,954,918
December 31, 2022 (1)
Within one year	$—	$—
After one year but within five years	83,014	77,499
After five years but within ten years	465,777	398,607
After ten years	4,285,759	3,616,954
	$4,834,550	$4,093,060
(1)Actual maturities could differ from contractual maturities.
As of June 30, 2023, the Company’s available-for-sale investment securities consisted of 963 securities, 961 of which were in an unrealized loss position.
As of June 30, 2023, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The scheduled maturities of held-to-maturity debt securities at June 30, 2023 and December 31, 2022 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2023 (1)
Within one year	$230	$230
After one year but within five years	8,004	7,935
After five years but within ten years	40,366	40,011
After ten years	1,031,176	957,667
	$1,079,776	$1,005,843
December 31, 2022 (1)
Within one year	$731	$732
After one year but within five years	9,530	9,476
After five years but within ten years	46,170	45,944
After ten years	1,055,198	983,952
	$1,111,629	$1,040,104
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 5.8 years at June 30, 2023.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $3.3 billion and $2.8 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of June 30, 2023 and December 31, 2022, respectively.
During the six months ended June 30, 2023 and 2022, the Company had no sales of debt securities categorized as available-for-sale.
As of June 30, 2023 and December 31, 2022, the Company's debt securities portfolio had remaining unamortized premiums of $61.7 million and $66.6 million, respectively, and unaccreted discounts of $23.0 million and $25.2 million, respectively.
For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at June 30, 2023.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$48,553	$3,380	$435,173	$98,412	$483,726	$101,792
FNMA MBS	276,322	17,425	2,851,590	540,585	3,127,912	558,010
FHLMC MBS	51,254	3,598	66,616	9,807	117,870	13,405
GNMA MBS	23,052	1,214	21,204	2,190	44,256	3,404
GSE agency notes	—	—	178,480	48,245	178,480	48,245
	$399,181	$25,617	$3,553,063	$699,239	$3,952,244	$724,856

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
The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of June 30, 2023.
At June 30, 2023 and December 31, 2022, held-to-maturity debt securities had an amortized cost basis of $1.1 billion. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of June 30, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$187,577
Not rated	892,199	—
Ending balance	$892,199	$187,577
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2022, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions	Foreign bonds
A+ rated or higher	$—	$201,631	$500
Not rated	909,498	—	—
Ending balance	$909,498	$201,631	$500

The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS and foreign bond debt securities for the six months ended June 30, 2023 and 2022. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Allowance for credit losses:
Beginning balance	$9	$4	$10	$4
(Recovery of) provision for credit losses	(1)	2	(2)	2
Ending balance	$8	$6	$8	$6
Accrued interest receivable of $2.3 million and $2.4 million as of June 30, 2023 and December 31, 2022, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of June 30, 2023 and December 31, 2022.
Equity Investments
The Company had equity investments at fair value of $24.6 million and $26.1 million as of June 30, 2023 and December 31, 2022, respectively.
During the three and six months ended June 30, 2023, the Company recognized $0.4 million and $1.7 million, respectively, of net losses related to our equity method investments within Other income on the unaudited Consolidated Statements of Income.
During the three and six months ended June 30, 2022, total net gains on equity investments of $6.0 million were recorded for both periods, driven by an unrealized gain on the Company's investment in CRED.ai presented within Unrealized gain on equity investment, net in the Consolidated Statements of Income. During the three and six months ended June 30, 2022, the Company recognized $1.2 million and $1.6 million, respectively, of net gains related to our equity method investments within Other income on the unaudited Consolidated Statements of Income.

6. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commercial and industrial	$2,623,723	$2,575,345
Owner-occupied commercial	1,883,055	1,809,582
Commercial mortgages	3,552,800	3,351,084
Construction	955,224	1,044,049
Commercial small business leases	590,063	558,981
Residential(1)	829,832	761,882
Consumer(2)	1,905,219	1,810,930
	12,339,916	11,911,853
Less:
Allowance for credit losses	171,869	151,861
Net loans and leases	$12,168,047	$11,759,992
(1) Includes reverse mortgages at fair value of $3.1 million at June 30, 2023 and $2.4 million at December 31, 2022.
(2) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $62.0 million and $59.3 million at June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of allowance for credit losses and loan balances for the three and six months ended June 30, 2023 and 2022. The increase was primarily due to the impacts of the economic uncertainty and forecast and net loan growth.

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended June 30, 2023
Allowance for credit losses
Beginning balance	$62,709	$6,056	$30,114	$9,672	$5,327	$55,284	$169,162
Charge-offs	(10,359)	(184)	—	—	(33)	(5,298)	(15,874)
Recoveries	2,214	31	1	1	113	390	2,750
Provision (credit)	8,219	432	1,822	(445)	(364)	6,167	15,831
Ending balance	$62,783	$6,335	$31,937	$9,228	$5,043	$56,543	$171,869
Six months ended June 30, 2023
Allowance for credit losses
Beginning balance	$59,394	$6,019	$21,473	$6,987	$4,668	$53,320	$151,861
Charge-offs	(19,821)	(184)	—	—	(33)	(9,502)	(29,540)
Recoveries	3,430	36	3	531	156	549	4,705
Provision	19,780	464	10,461	1,710	252	12,176	44,843
Ending balance	$62,783	$6,335	$31,937	$9,228	$5,043	$56,543	$171,869
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1,953	$—	$—	$—	$—	$—	$1,953
Loans evaluated on a collective basis	60,830	6,335	31,937	9,228	5,043	56,543	169,916
Ending balance	$62,783	$6,335	$31,937	$9,228	$5,043	$56,543	$171,869
Period-end loan balances:
Loans evaluated on an individual basis	$18,367	$3,979	$7,515	$741	$6,491	$2,175	$39,268
Loans evaluated on a collective basis	3,195,419	1,879,076	3,545,285	954,483	820,259	1,903,044	12,297,566
Ending balance	$3,213,786	$1,883,055	$3,552,800	$955,224	$826,750	$1,905,219	$12,336,834
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $3.1 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended June 30, 2022
Allowance for credit losses
Beginning balance	$65,716	$6,125	$23,105	$3,145	$4,956	$33,283	$136,330
Charge-offs	(2,549)	—	—	—	—	(1,418)	(3,967)
Recoveries	870	141	1	—	144	183	1,339
(Credit) provision	(3,116)	(756)	557	1,913	(112)	9,782	8,268
Ending balance	$60,921	$5,510	$23,663	$5,058	$4,988	$41,830	$141,970
Six months ended June 30, 2022
Allowance for loan losses
Beginning balance	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
Initial allowance on acquired PCD loans	22,614	595	2,684	71	61	78	26,103
Charge-offs	(6,188)	(179)	(37)	—	(186)	(2,228)	(8,818)
Recoveries	1,471	267	122	—	530	549	2,939
(Credit) provision(4)	(6,943)	253	9,271	3,084	1,231	20,343	27,239
Ending balance	$60,921	$5,510	$23,663	$5,058	$4,988	$41,830	$141,970
Period-end allowance allocated to:
Loans evaluated on an individual basis	$5,437	$—	$—	$—	$—	$—	$5,437
Loans evaluated on a collective basis	55,484	5,510	23,663	5,058	4,988	41,830	136,533
Ending balance	$60,921	$5,510	$23,663	$5,058	$4,988	$41,830	$141,970
Period-end loan balances:
Loans evaluated on an individual basis	$29,030	$787	$7,771	$5,392	$5,803	$2,012	$50,795
Loans evaluated on a collective basis	3,078,710	1,822,442	3,313,883	928,932	764,772	1,520,584	11,429,323
Ending balance	$3,107,740	$1,823,229	$3,321,654	$934,324	$770,575	$1,522,596	$11,480,118
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $2.6 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4)Includes $23.5 million initial provision for credit losses on non-PCD loans.

The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	June 30, 2023
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial(1)	$8,320	$989	$9,309	$3,186,199	$6,017	$12,261	$3,213,786
Owner-occupied commercial	2,350	—	2,350	1,878,041	2,664	—	1,883,055
Commercial mortgages	5,035	353	5,388	3,541,109	6,303	—	3,552,800
Construction	2,051	—	2,051	952,432	741	—	955,224
Residential(2)	3,176	—	3,176	820,865	2,709	—	826,750
Consumer(3)	14,255	12,229	26,484	1,876,427	2,308	—	1,905,219
Total	$35,187	$13,571	$48,758	$12,255,073	$20,742	$12,261	$12,336,834
% of Total Loans	0.29%	0.11%	0.40%	99.33%	0.17%	0.10%	100%
(1)Includes commercial small business leases.
(2)Residential accruing current balances excludes reverse mortgages at fair value of $3.1 million.
(3)Includes $18.2 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

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
(3)Residential accruing current balances excludes reverse mortgages, at fair value of $2.4 million.
(4)Includes $21.1 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$15,255	$3,023	$3,848	$2,922
Owner-occupied commercial	2,664	—	386	—
Commercial mortgages	6,303	—	5,159	—
Construction	741	—	5,143	—
Residential(2)	2,709	—	3,199	—
Consumer(3)	2,308	—	2,145	—
Total	$29,980	$3,023	$19,880	$2,922
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

As of June 30, 2023, there were 38 residential loans and 16 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $4.9 million and $3.9 million, respectively. As of December 31, 2022, there were 45 residential loans and 8 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $6.7 million and $1.6 million, respectively. Loan workout and other real estate owned (OREO) expenses (recoveries) were $0.2 million and $0.3 million during the three and six months ended June 30, 2023, respectively, and less than $(0.1) million and $0.2 million during three and six months ended June 30, 2022, respectively. Loan workout and OREO expenses are included in Loan workout and other credit costs on the unaudited Consolidated Statements of Income.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of June 30, 2023.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(1):
Risk Rating
Pass	$497,648	$971,490	$368,237	$310,758	$143,004	$458,737	$8,277	$246,341	$3,004,492
Special mention	7,658	27,040	3,594	768	601	522	—	2,455	42,638
Substandard or Lower	54,478	18,091	12,112	10,084	36,939	19,883	—	15,069	166,656
	$559,784	$1,016,621	$383,943	$321,610	$180,544	$479,142	$8,277	$263,865	$3,213,786
Current-period gross writeoffs	$82	$3,485	$5,595	$1,184	$3,171	$6,304	$—	$—	$19,821
Owner-occupied commercial:
Risk Rating
Pass	$164,939	$279,655	$294,797	$216,730	$203,500	$411,651	$—	$177,666	$1,748,938
Special mention	2,929	652	5,436	5,931	8,824	5,747	—	1,209	30,728
Substandard or Lower	8,606	18,378	3,820	8,538	2,872	42,916	—	18,259	103,389
	$176,474	$298,685	$304,053	$231,199	$215,196	$460,314	$—	$197,134	$1,883,055
Current-period gross writeoffs	$—	$—	$—	$—	$184	$—	$—	$—	$184
Commercial mortgages:
Risk Rating
Pass	$380,749	$509,272	$580,119	$502,722	$519,953	$735,252	$—	$253,328	$3,481,395
Special mention	9,328	—	71	2,438	6,032	5,367	—	301	23,537
Substandard or Lower	9,470	17,042	4,742	10,080	1,614	4,692	—	228	47,868
	$399,547	$526,314	$584,932	$515,240	$527,599	$745,311	$—	$253,857	$3,552,800
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction:
Risk Rating
Pass	$277,159	$378,299	$206,930	$22,097	$2,441	$8,118	$—	$36,970	$932,014
Special mention	13,527	—	—	—	—	—	—	—	13,527
Substandard or Lower	—	—	—	8,942	168	—	—	573	9,683
	$290,686	$378,299	$206,930	$31,039	$2,609	$8,118	$—	$37,543	$955,224
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential(2):
Risk Rating
Performing	$104,143	$70,167	$105,199	$58,757	$34,406	$447,587	$—	$—	$820,259
Nonperforming	—	171	1,007	492	1,266	3,555	—	—	6,491
	$104,143	$70,338	$106,206	$59,249	$35,672	$451,142	$—	$—	$826,750
Current-period gross writeoffs	$33	$—	$—	$—	$—	$—	$—	$—	$33
Consumer(3):
Risk Rating
Performing	$159,097	$629,797	$174,387	$113,970	$49,228	$250,979	$521,054	$4,532	$1,903,044
Nonperforming	—	—	—	—	43	188	1,626	318	2,175
	$159,097	$629,797	$174,387	$113,970	$49,271	$251,167	$522,680	$4,850	$1,905,219
Current-period gross writeoffs	$482	$6,361	$2,122	$207	$99	$231	$—	$—	$9,502
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

Troubled Loans
The Company offers loan modifications to commercial and consumer borrowers that may result in a payment delay, interest rate reduction, term extension, principal forgiveness, or combination thereof. Loan modifications are offered on a case-by-case basis and are generally term extension, payment delay, and interest rate reduction modification types. Forbearance (due to hardship) programs result in modification types including payment delay and/or term extension. In addition, certain reorganization bankruptcy judgments may result in interest rate reduction, term extension, or principal forgiveness modification types.
The following table shows the amortized cost basis at the end of the reporting period of troubled loans, disaggregated by portfolio segment and type of modification granted.

	June 30, 2023
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial(1)	$21,530	$—	$10,164	$—	$—	$31,694	0.99%
Owner-occupied commercial	—	—	1,062	144	—	1,206	0.06%
Commercial mortgages	9,468	—	—	—	—	9,468	0.27%
Construction	3,305	—	—	—	—	3,305	0.35%
Consumer(2)	888	871	3,344	158	195	5,456	0.29%
Total	$35,191	$871	$14,570	$302	$195	$51,129	0.41%
(1)Includes commercial small business leases.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
The following table describes the financial effect of the modifications made to troubled loans as of June 30, 2023:

	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)
Commercial and industrial	1.08	—%	0.08%
Owner-occupied commercial	1.29	2.57	0.01
Commercial mortgages	1.33	—	—
Construction	0.25	—	—
Consumer	4.35	2.65	0.04
(1)Represents the weighted-average increase in the life of modified loans measured in years, which reduces monthly payment amounts for borrowers.
(2)Represents the weighted-average decrease in the contractual interest rate on the modified loans.
(3)Represents the percentage of loans deferred over the total loan portfolio excluding reverse mortgages at fair value.
As of June 30, 2023, the Company had commitments to extend credit of $3.8 million to borrowers experiencing financial difficulty whose terms had been modified.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. There were $0.9 million of C&I loans that received a term extension modification that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following table shows the performance of loans that have been modified in the last 12 months:

	June 30, 2023
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial(1)	$—	$—	$30,301	$1,393	$31,694
Owner-occupied commercial	—	—	1,062	144	1,206
Commercial mortgages	—	—	9,468	—	9,468
Construction	—	—	3,305	—	3,305
Consumer(2)	358	101	4,997	—	5,456
Total	$358	$101	$49,133	$1,537	$51,129
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
The following table presents information regarding the types of loan modifications made for the three and six months ended June 30, 2022:

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
Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and repayment is reasonably assured. The following table presents loans modified as TDRs during the three and six months ended June 30, 2022.

	Three months ended June 30, 2022		Six Months Ended June 30, 2022
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$—	$—	$(19)	$(19)
Residential	134	134	139	139
Consumer	281	281	463	463
Total(1)(2)	$415	$415	$583	$583
(1)During the three and six months ended June 30, 2022 the TDRs set forth in the table above resulted in a less than $0.1 million increase and a $0.2 million increase in the allowance for credit losses, respectively, and no additional charge-offs in either period. During the three and six months ended June 30, 2022, no TDRs defaulted that had received troubled debt modification during the past twelve months.
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
The components of operating lease cost were as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost (1)	$4,723	$5,039	$9,516	$10,389
Sublease income	(32)	(84)	(81)	(171)
Net lease cost	$4,691	$4,954	$9,435	$10,218
(1)Includes variable lease cost and short-term lease cost.
Supplemental information related to operating leases was as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Right-of-use assets	$124,734	$138,182
Lease liabilities	$146,882	$158,269

Lease term and discount rate
Weighted average remaining lease term (in years)	19.56	17.91
Weighted average discount rate	4.71%	4.25%
Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	June 30, 2023
Remaining in 2023	$8,213
2024	14,865
2025	14,832
2026	14,129
2027	12,722
After 2027	188,328
Total lease payments	253,089
Less: Interest	(106,207)
Present value of lease liabilities	$146,882

Supplemental cash flow information related to operating leases was as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,134	$5,063	$10,194	$10,714
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	—	—	—	13,707
As of June 30, 2023, the Corporation had not entered into any material leases that have not yet commenced.
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
The components of direct finance lease income are summarized in the table below:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Direct financing leases:
Interest income on lease receivable	$13,136	$10,326	$25,518	$20,063
Interest income on deferred fees and costs, net	(1,450)	(953)	(2,836)	(1,497)
Total direct financing lease net interest income	$11,686	$9,373	$22,682	$18,566
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Lease receivables	$683,530	$642,369
Unearned income	(107,588)	(95,683)
Deferred fees and costs	14,121	12,295
Net investment in direct financing leases	$590,063	$558,981

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the six months ended June 30, 2023, management determined based on its qualitative assessment that the fair values of our reporting units exceeded their carrying values, and no goodwill impairment exists during the six months ended June 30, 2023.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Consolidated Company
December 31, 2022	$753,586	$—	$130,051	$883,637
Goodwill adjustments	—	—	—	—
June 30, 2023	$753,586	$—	$130,051	$883,637
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
June 30, 2023
Core deposits	$104,751	$(45,602)	$59,149	10 years
Customer relationships	68,281	(15,467)	52,814	7-15 years
Loan servicing rights(1)	11,593	(5,815)	5,778	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$187,525	$(66,884)	$120,641
December 31, 2022
Core deposits	$104,751	$(40,443)	$64,308	10 years
Customer relationships	68,281	(12,937)	55,344	7-15 years
Loan servicing rights(2)	11,118	(5,075)	6,043	10-25 years
Tradename	2,900	—	2,900	indefinite
Non-compete agreements	200	(200)	—	1 year
Total intangible assets	$187,250	$(58,655)	$128,595
(1)Includes impairment losses of $0.2 million for both the three and six months ended June 30, 2023.
(2)Includes impairment losses of $0.3 million for the year ended December 31, 2022
The Company recognized amortization expense on intangible assets of $3.8 million and $7.7 million for the three and six months ended June 30, 2023, respectively, compared to $3.9 million and $7.9 million for the three and six months ended June 30, 2022, respectively.

The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	June 30, 2023
Remaining in 2023	$8,272
2024	16,351
2025	16,016
2026	15,348
2027	14,920
Thereafter	46,834
Total	$117,741
Servicing Assets
The Company records mortgage servicing rights on its mortgage loan servicing portfolio, which includes mortgages that it acquires or originates as well as mortgages that it services for others, and servicing rights on Small Business Administration (SBA) loans. Mortgage servicing rights and SBA loan servicing rights are included in Intangible assets in the accompanying unaudited Consolidated Statements of Financial Condition. Mortgage loans which the Company services for others are not included in Loans and leases, net of allowance in the accompanying unaudited Consolidated Statements of Financial Condition. Servicing rights represent the present value of the future net servicing fees from servicing mortgage loans the Company acquires or originates, or that it services for others.
The value of the Company's mortgage servicing rights was $1.9 million and $2.1 million at June 30, 2023 and December 31, 2022, respectively, and the value of its SBA loan servicing rights was $3.9 million and $4.0 million at June 30, 2023 and December 31, 2022, respectively. Changes in the value of the Company's servicing rights resulted in a reversal of impairment losses of less than $0.2 million for the three and six months ended June 30, 2023, and impairment losses of $0.1 million for the three and six months ended June 30, 2022. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the unaudited Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the unaudited Consolidated Statements of Income.
Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of June 30, 2023 or December 31, 2022. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.
10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Noninterest-bearing:
Noninterest demand	$5,462,461	$5,739,647
Total noninterest-bearing	$5,462,461	$5,739,647

Interest-bearing:
Interest-bearing demand	$2,969,189	$3,346,682
Savings	1,814,508	2,161,858
Money market	4,375,142	3,730,778
Customer time deposits	1,639,221	1,102,013
Brokered deposits	167,435	122,591
Total interest-bearing	10,965,495	10,463,922
Total deposits	$16,427,956	$16,203,569

11. INCOME TAXES
There were no unrecognized tax benefits as of June 30, 2023. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2019 through 2022 tax years are subject to examination as of June 30, 2023. The Company does not expect to record or realize any material unrecognized tax benefits during 2023.
The amortization of the low-income housing credit investments has been reflected as income tax expense of $1.4 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $2.7 million and $2.4 million of such amortization has been reflected as income tax expense for the six months ended June 30, 2023 and 2022, respectively.
The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the six months ended June 30, 2023 were $2.4 million, $2.7 million and $0.8 million, respectively. The carrying value of the investment in affordable housing credits is $66.3 million at June 30, 2023, compared to $69.0 million at December 31, 2022.

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
The following tables present financial instruments carried at fair value as of June 30, 2023 and December 31, 2022 by level in the valuation hierarchy (as described above):

	June 30, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$483,726	$—	$483,726
FNMA MBS	—	3,130,578	—	3,130,578
FHLMC MBS	—	117,877	—	117,877
GNMA MBS	—	44,257	—	44,257
GSE agency notes	—	178,480	—	178,480
Other assets	—	151,882	60	151,942
Total assets measured at fair value on a recurring basis	$—	$4,106,800	$60	$4,106,860

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$148,184	$15,671	$163,855

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$24,560	$24,560
Other real estate owned	—	—	527	527
Loans held for sale	—	43,065	—	43,065
Total assets measured at fair value on a nonrecurring basis	$—	$43,065	$25,087	$68,152

	December 31, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$506,380	$—	$506,380
FNMA MBS	—	3,250,258	—	3,250,258
FHLMC MBS	—	121,999	—	121,999
GNMA MBS	—	36,138	—	36,138
GSE agency notes	—	178,285	—	178,285
Other assets	—	156,912	81	156,993
Total assets measured at fair value on a recurring basis	$—	$4,249,972	$81	$4,250,053

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$156,520	$17,102	$173,622

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$26,120	$26,120
Other real estate owned	—	—	833	833
Loans held for sale	—	42,985	—	42,985
Total assets measured at fair value on a nonrecurring basis	$—	$42,985	$26,953	$69,938
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $8.1 million at June 30, 2023 and $10.4 million at December 31, 2022, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

(Dollars in thousands)	June 30, 2023
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$24,560	Observed market comparable transactions	Period of observed transactions	May 2022
Other real estate owned	527	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	60	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 250 bps (197 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	3	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (93 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	15,668	Discounted cash flow	Timing of Visa litigation resolution	1.00 - 5.25 years (3.34 years or 4Q 2025)
The book value and estimated fair value of the Company's financial instruments are as follows:

		June 30, 2023		December 31, 2022
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$1,115,560	$1,115,560	$837,258	$837,258
Investment securities available-for-sale	Level 2	3,954,918	3,954,918	4,093,060	4,093,060
Investment securities held-to-maturity, net	Level 2	1,079,768	1,005,843	1,111,619	1,040,104
Other investments	Level 3	24,560	24,560	26,120	26,120
Loans, held for sale	Level 2	43,065	43,065	42,985	42,985
Loans and leases, net(1)	Level 3	12,168,047	12,204,153	11,759,992	11,567,888
Stock in FHLB of Pittsburgh	Level 2	9,399	9,399	24,116	24,116
Accrued interest receivable	Level 2	77,830	77,830	74,448	74,448
Other assets	Levels 2, 3	151,942	151,942	156,993	156,993
Financial liabilities:
Deposits	Level 2	$16,427,956	$16,386,841	$16,203,569	$16,156,124
Borrowed funds	Level 2	899,493	883,174	726,894	709,014
Standby letters of credit	Level 3	674	674	739	739
Accrued interest payable	Level 2	25,718	25,718	5,174	5,174
Other liabilities	Levels 2, 3	163,855	163,855	173,622	173,622
 (1) Includes reverse mortgage loans.
At June 30, 2023 and December 31, 2022 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of June 30, 2023.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	3	$250,000	Other assets	$3,065
Total		$250,000		$3,065
Derivatives not designated as hedging instruments:
Interest rate products		$2,474,004	Other assets	$147,976
Interest rate products		2,680,213	Other liabilities	(148,099)
Interest rate lock commitments with customers		35,326	Other assets	642
Interest rate lock commitments with customers		868	Other liabilities	(3)
Forward sale commitments		20,250	Other assets	116
Forward sale commitments		18,000	Other liabilities	(32)
FX forwards		3,060	Other assets	83
FX forwards		2,400	Other liabilities	(50)
Risk participation agreements sold		101,644	Other liabilities	(3)
Risk participation agreements purchased		140,544	Other assets	60
Financial derivatives related to sales of certain Visa Class B shares		113,177	Other liabilities	(15,668)
Total derivatives		$5,839,486		$(11,913)

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
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2023 and June 30, 2022.

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022
Interest rate products	$(1,475)	$—	$(1,143)	$1	Interest income
Total	$(1,475)	$—	$(1,143)	$1

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2023	2022	2023	2022
Interest rate products	$1,531	$3,461	$3,971	$4,924	Other income
Interest rate lock commitments with customers	(134)	403	287	(825)	Mortgage banking activities, net
Forward sale commitments	213	887	66	$4,023	Mortgage banking activities, net
FX forwards	13	61	28	41	Other income
Risk participation agreements	(17)	(119)	(14)	(190)	Other income
Total	$1,606	$4,693	$4,338	$7,973

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
During 2023, the Company purchased three interest rate floors at a net premium of $4.8 million with an aggregate notional amount of $250.0 million to hedge variable cash flows associated with a variable rate loan pool through the first half of 2026. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of June 30, 2023, the Company determined the cash flow hedges remain highly effective. During the three and six months ended June 30, 2023, $0.1 million and $0.2 million, respectively, of amortization expense on the premium was reclassified into interest income. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
In 2020, the Company terminated its three interest rate swaps that were designated as cash flow hedges for a net gain of $1.3 million, recognized in accumulated other comprehensive income. The derivatives were used to hedge the variable cash flows associated with a variable rate loan pool. Hedge accounting was discontinued, and the net gain in accumulated comprehensive income is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continues to be probable, the $1.3 million net gain will be recognized into earnings on a straight-line basis over each derivative's original contract term. During the three and six months ended June 30, 2023, $0.1 million was reclassified into interest income for both periods. During the next twelve months, the Company estimates that an additional less than $0.1 million will be reclassified as an increase to interest income.
Derivatives Not Designated as Hedging Instruments:
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps with commercial loan customers wishing to manage interest rate risk. The Company then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of June 30, 2023, there were no fair value adjustments related to credit quality.
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

Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of June 30, 2023, there were no fair value adjustments related to credit quality.
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
At June 30, 2023 and December 31, 2022, there were 197 and 209 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $0.8 billion at June 30, 2023 and December 31, 2022. At June 30, 2023, the swap transactions remaining maturities ranged from under 1 year to 13 years. At June 30, 2023, none of these customer swaps were in a paying position to third parties, with our swap guarantees having a fair value of $8.1 million. At December 31, 2022, none of these customer swaps were in a paying position to third parties, with the Company's swap guarantees having a fair value of $10.4 million. However, for both periods, none of the Company's customers were in default of the swap agreements.
Credit-risk-related Contingent Features
The Company has agreements with certain derivative counterparties that contain a provision under which, if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $5.9 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements. If the Company had breached any of these provisions at June 30, 2023, it could have been required to settle its obligations under the agreements at the termination value.

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
The WSFS Bank segment provides financial products to commercial and consumer customers. Commercial and Consumer Banking, Commercial Real Estate Lending and other banking business units are operating departments of WSFS Bank. These departments share the same regulators, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Accordingly, these departments are not considered discrete segments and are appropriately aggregated in the WSFS Bank segment.
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

The following tables show segment results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$236,405	$—	$5,364	$241,769	$157,174	$—	$2,846	$160,020
Noninterest income	14,089	19,992	32,790	66,871	27,423	12,014	32,592	72,029
Total external customer revenues	250,494	19,992	38,154	308,640	184,597	12,014	35,438	232,049
Inter-segment revenues:
Interest income	6,725	323	24,948	31,996	2,098	406	8,868	11,372
Noninterest income	7,261	495	94	7,850	6,707	424	161	7,292
Total inter-segment revenues	13,986	818	25,042	39,846	8,805	830	9,029	18,664
Total revenue	264,480	20,810	63,196	348,486	193,402	12,844	44,467	250,713
External customer expenses:
Interest expense	53,962	—	5,965	59,927	6,149	—	256	6,405
Noninterest expenses	108,147	14,538	18,568	141,253	108,631	8,188	17,230	134,049
Provision for (recovery of) credit losses	16,328	—	(498)	15,830	7,975	—	293	8,268
Total external customer expenses	178,437	14,538	24,035	217,010	122,755	8,188	17,779	148,722
Inter-segment expenses:
Interest expense	25,271	3,851	2,874	31,996	9,274	1,207	891	11,372
Noninterest expenses	589	1,484	5,777	7,850	585	1,106	5,601	7,292
Total inter-segment expenses	25,860	5,335	8,651	39,846	9,859	2,313	6,492	18,664
Total expenses	204,297	19,873	32,686	256,856	132,614	10,501	24,271	167,386
Income before taxes	$60,183	$937	$30,510	$91,630	$60,788	$2,343	$20,196	$83,327
Income tax provision				23,035				22,425
Consolidated net income				68,595				60,902
Net (loss) income attributable to noncontrolling interest				(83)				162
Net income attributable to WSFS				$68,678				$60,740
Supplemental Information
Capital expenditures for the period ended	$956	$—	$—	$956	$2,789	$—	$—	$2,789

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$457,690	$—	$10,462	$468,152	$298,576	$—	$5,581	$304,157
Noninterest income	28,239	38,171	63,588	129,998	46,248	22,084	64,271	132,603
Total external customer revenues	485,929	38,171	74,050	598,150	344,824	22,084	69,852	436,760
Inter-segment revenues:
Interest income	12,824	718	45,675	59,217	3,150	732	14,207	18,089
Noninterest income	14,161	956	199	15,316	13,197	789	347	14,333
Total inter-segment revenues	26,985	1,674	45,874	74,533	16,347	1,521	14,554	32,422
Total revenue	512,914	39,845	119,924	672,683	361,171	23,605	84,406	469,182
External customer expenses:
Interest expense	92,449	—	11,329	103,778	11,552	—	432	11,984
Noninterest expenses	209,096	28,038	37,164	274,298	257,132	15,737	35,637	308,506
Provision for credit losses	44,045	—	796	44,841	27,184	—	55	27,239
Total external customer expenses	345,590	28,038	49,289	422,917	295,868	15,737	36,124	347,729
Inter-segment expenses:
Interest expense	46,393	7,410	5,414	59,217	14,939	1,482	1,668	18,089
Noninterest expenses	1,155	2,830	11,331	15,316	1,136	2,251	10,946	14,333
Total inter-segment expenses	47,548	10,240	16,745	74,533	16,075	3,733	12,614	32,422
Total expenses	393,138	38,278	66,034	497,450	311,943	19,470	48,738	380,151
Income before taxes	$119,776	$1,567	$53,890	$175,233	$49,228	$4,135	$35,668	$89,031
Income tax provision				43,976				24,162
Consolidated net income				131,257				64,869
Net income attributable to noncontrolling interest				175				325
Net income attributable to WSFS				$131,082				$64,544
Supplemental Information
Capital expenditures for the period ended	$1,812	$—	$—	$1,812	$4,436	$—	$—	$4,436

The following table shows significant components of segment net assets as of June 30, 2023 and December 31, 2022:

	June 30, 2023				December 31, 2022
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$719,817	$354,497	$41,246	$1,115,560	$317,022	$476,850	$43,386	$837,258
Goodwill	753,586	—	130,051	883,637	753,586	—	130,051	883,637
Other segment assets	17,999,598	11,556	375,340	18,386,494	17,824,946	10,429	358,485	18,193,860
Total segment assets	$19,473,001	$366,053	$546,637	$20,385,691	$18,895,554	$487,279	$531,922	$19,914,755

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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There was one repurchase during the six months ended June 30, 2023 for $0.8 million and two repurchases for $0.8 million during the same period in 2022.
Unfunded Lending Commitments
At June 30, 2023 and December 31, 2022, the allowance for credit losses of unfunded lending commitments was $12.0 million and $11.9 million, respectively. A provision expense of $0.4 million and $0.2 million was recognized during the three and six months ended June 30, 2023, respectively, compared to a provision release of $0.2 million and $0.1 million during the three and six months ended June 30, 2022, respectively.

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

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges(1)	Net change in equity method investments	Total
Balance, March 31, 2023	$(510,523)	$(104,338)	$(4,517)	$400	$563	$(618,415)
Other comprehensive loss	(40,367)	—	(7)	(1,475)	(101)	(41,950)
Less: Amounts reclassified from accumulated other comprehensive loss	—	4,393	(47)	(40)	—	4,306
Net current-period other comprehensive loss	(40,367)	4,393	(54)	(1,515)	(101)	(37,644)
Balance, June 30, 2023	$(550,890)	$(99,945)	$(4,571)	$(1,115)	$462	$(656,059)

Balance, March 31, 2022	$(309,791)	$147	$(4,718)	$229	$353	$(313,780)
Other comprehensive (loss) income(2)	(85,422)	(119,824)	(1)	—	188	(205,059)
Less: Amounts reclassified from accumulated other comprehensive loss	—	28	(27)	(40)	—	(39)
Net current-period other comprehensive (loss) income	(85,422)	(119,796)	(28)	(40)	188	(205,098)
Balance, June 30, 2022	$(395,213)	$(119,649)	$(4,746)	$189	$541	$(518,878)
(1)Cash flow hedges were terminated as of April 1, 2020
(2)Includes $119.8 million, net of tax, of unrealized losses on transferred investment securities from available-for-sale to held-to-maturity.

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, December 31, 2022	$(563,533)	$(108,503)	$(4,482)	$108	$566	$(675,844)
Other comprehensive income (loss)	12,643	—	5	(1,143)	(104)	11,401
Less: Amounts reclassified from accumulated other comprehensive loss	—	8,558	(94)	(80)	—	8,384
Net current-period other comprehensive income (loss)	12,643	8,558	(89)	(1,223)	(104)	19,785
Balance, June 30, 2023	$(550,890)	$(99,945)	$(4,571)	$(1,115)	$462	$(656,059)

Balance, December 31, 2021	$(33,873)	$175	$(4,691)	$268	$353	$(37,768)
Other comprehensive (loss) income(2)	(361,340)	(119,768)	—	1	188	(480,919)
Less: Amounts reclassified from accumulated other comprehensive loss	—	(56)	(55)	(80)	—	(191)
Net current-period other comprehensive (loss) income	(361,340)	(119,824)	(55)	(79)	188	(481,110)
Balance, June 30, 2022	$(395,213)	$(119,649)	$(4,746)	$189	$541	$(518,878)
(1)Cash flow hedges were terminated as of April 1, 2020
(2)Includes $119.8 million, net of tax, of unrealized losses on transferred investment securities from available-for-sale to held-to-maturity.
The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income as shown in the tables below:

	Three Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2023	2022
Net unrealized holding losses (gains) on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses (gains) to income during the period	5,779	37	Net interest income
Income taxes	(1,386)	(9)	Income tax provision
Net of tax	4,393	28
Amortization of defined benefit pension plan-related items:
Prior service credits	(19)	(19)
Actuarial (gains) losses	(43)	(17)
Total before tax	(62)	(36)	Salaries, benefits and other compensation
Income taxes	15	9	Income tax provision
Net of tax	(47)	(27)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	(53)	(53)	Interest and fees on loans and leases
Income taxes	13	13	Income tax provision
Net of tax	(40)	(40)
Total reclassifications	$4,306	$(39)

	Six Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Operations
	2023	2022
Net unrealized holding losses (gains) on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses (gains) to income during the period	11,260	(74)	Net interest income
Income taxes	(2,702)	18	Income tax provision
Net of tax	8,558	(56)
Amortization of defined benefit pension plan-related items:
Prior service credits	(38)	(38)
Actuarial losses (gains)	(86)	(34)
Total before tax	(124)	(72)	Salaries, benefits and other compensation
Income taxes	30	17	Income tax provision
Net of tax	(94)	(55)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	(105)	(105)	Interest and fees on loans and leases
Income taxes	25	25	Income tax provision
Net of tax	(80)	(80)
Total reclassifications	$8,384	$(191)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $20.4 billion in assets and $67.9 billion in assets under management (AUM) and assets under administration (AUA) at June 30, 2023, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 191 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, enriching the communities we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
As of June 30, 2023, we had six consolidated subsidiaries: WSFS Bank, WSFS Wealth Management, LLC (Powdermill®), Bryn Mawr Capital Management, LLC (BMCM), WSFS SPE Services, LLC, The Bryn Mawr Trust Company of Delaware (BMT-DE), and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
On January 1, 2023, WSFS completed the merger and brand conversion of WSFS Capital Management, LLC (West Capital) and Cypress Capital Management, LLC and renamed the combined entity Bryn Mawr Capital Management, LLC. BMCM is registered as an investment advisor with the U.S. Securities and Exchange Commission and is a wholly-owned subsidiary of WSFS.
Our banking business had a total loan and lease portfolio of $12.3 billion as of June 30, 2023, which was funded primarily through commercial relationships and consumer and customer generated deposits. We have built a $9.6 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and retail safes nationwide, and manages approximately $1.6 billion in total cash and services approximately 26,000 non-bank ATMs and 8,300 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports 679 branded ATMs for WSFS Bank Customers, which is one of the largest branded ATM networks in our market.

Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients through multiple integrated businesses. Combined, these businesses had $67.9 billion of AUM and AUA at June 30, 2023. Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. BMT-DE provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. Private Wealth Management serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and traditional banking services such as credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the bank’s charter, through a broker/dealer and as a registered investment advisor (RIA). It generates revenue through fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach.
As of June 30, 2023, we service our customers primarily from 114 offices located in Pennsylvania (59), Delaware (39), New Jersey (14), Virginia (1) and Nevada (1), our ATM network, our website at www.wsfsbank.com and our mobile app.
Highlights and Other Notables Items for Three and Six Months Ended June 30, 2023
•Three Months Ended June 30, 2023
◦WSFS repurchased 357,278 shares of common stock under the Company's share repurchase programs at an average price of $38.32 per share, for an aggregate purchase price of approximately $13.7 million.
◦The Board of Directors approved a $0.15 per share quarterly cash dividend.
◦The Bank and the Company continue to be well above well-capitalized across all measures of regulatory capital, with total common equity tier 1 capital of 13.68% and 12.76%, respectively, and total risk-based capital of 14.85% for both.
◦During the quarter we terminated five leases, that resulted in $2.9 million in corporate development costs, aligning with our retail banking office optimization plan.
◦During the quarter, we held our first-ever "We Stand for Service Day", during which approximately 1,200 of our Associates provided nearly 5,000 hours of service to more than 80 nonprofit and community organizations across the Greater Philadelphia, Southern New Jersey and Delaware region.
•Six Months Ended June 30, 2023
◦The allowance for credit losses (ACL) on loans and leases increased $29.9 million, primarily due to impact from the economic forecast and net loan originations.
◦During the six months ended June 30, 2023, WSFS had capital returns of $45.0 million to stockholders, comprised of $26.6 million from share repurchases and $18.5 million from quarterly dividends.
◦WSFS completed the redemption of the $30.0 million of fixed-to-floating rate subordinated notes due 2025 (the 2025 Notes) acquired from Bryn Mawr Trust. The 2025 Notes were redeemed at a price of 100%, plus accrued and unpaid interest through the date of redemption.
◦In April 2023, Moody's Investors Service (Moody’s) lowered the macro profile for the U.S. banking system to ‘Strong +’ from ‘Very Strong.’ Lowering the macro profile resulted in updates to 22 bank ratings. As part of this update, Moody’s reaffirmed both the Company and Bank ratings with a stable outlook from positive.

FINANCIAL CONDITION
Total assets increased $470.9 million to $20.4 billion at June 30, 2023 compared to December 31, 2022. This increase is primarily comprised of the following:
•Net loans and leases, excluding loans held for sale, increased $408.1 million primarily due to increases of $201.7 million in commercial mortgages, $94.3 million in consumer loans primarily from our consumer partnerships, and $73.5 million in owner-occupied commercial loans.
•Total cash and cash equivalents increased $278.3 million, primarily due to a $368.5 million increase in cash at the Federal Reserve driven by increases in trust deposits, partially offset by increased lending activity and the redemption of the 2025 Notes.
•Total investment securities decreased $170.0 million:
◦Investment securities, available-for-sale decreased $138.1 million primarily due to repayments, maturities and calls of $173.1 million, offset by purchases of $20.0 million and increased market values on available-for-sale securities of $16.6 million.
◦Investment securities, held-to-maturity decreased $31.9 million, primarily due to repayments, maturities and calls of $42.0 million, offset by $11.3 million of amortization of net unrealized losses on available-for-sale securities transferred to held-to-maturity.
•Other assets decreased $16.3 million, primarily due to a $13.4 million decrease in right-of-use asset due to scheduled amortization and accelerated amortization related to branch closures during the year.
•Stock in FHLB decreased $14.7 million due to a decrease in the borrowing activity.
Total liabilities increased $365.4 million to $18.1 billion at June 30, 2023 compared to December 31, 2022. This increase is primarily comprised of the following:
•Other borrowed funds increased $552.4 million due to $565.0 million borrowed from the Bank Term Funding Program (BTFP) as a result of favorable terms and pricing.
•Customer deposits increased $179.5 million primarily due to increases in short-term trust deposits.
•FHLB advances decreased $350.0 million due to the repayment of fixed rate FHLB term advances as part of our routine balance sheet management.
•Other liabilities decreased $52.1 million, primarily due to an $18.9 million reduction in accrued expenses due to compensation activity, a $12.0 million decrease in accrued taxes, as well as an $11.4 million reduction in lease liabilities due to the scheduled and accelerated amortization mentioned above.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited)."
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS increased $109.5 million between December 31, 2022 and June 30, 2023. This increase was primarily due to $131.1 million of earnings and an increase of $19.8 million in accumulated other comprehensive loss driven by market value increases on available-for-sale mortgage-backed securities, partially offset by $26.6 million from the repurchase of shares of common stock under our stock repurchase plan, and the payment of dividends on our common stock of $18.5 million.
During the three months ended June 30, 2023, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock. This dividend will be paid on August 18, 2023 to stockholders of record as of August 4, 2023.
Book value per share of common stock was $37.89 at June 30, 2023, an increase of $2.10 from $35.79 at December 31, 2022. Tangible book value per share of common stock (a non-GAAP financial measure) was $21.45 at June 30, 2023, an increase of $2.09 from $19.36 at December 31, 2022.  We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of June 30, 2023:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,322,709	14.85%	$1,251,012	8.00%	$1,563,765	10.00%
WSFS Financial Corporation	2,327,290	14.85	1,253,901	8.00	1,567,377	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,138,769	13.68	938,259	6.00	1,251,012	8.00
WSFS Financial Corporation	1,999,595	12.76	940,426	6.00	1,253,901	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,138,769	13.68	703,694	4.50	1,016,447	6.50
WSFS Financial Corporation	1,999,595	12.76	705,319	4.50	1,018,795	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,138,769	10.83	789,791	4.00	987,239	5.00
WSFS Financial Corporation	1,999,595	10.11	790,818	4.00	988,523	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of June 30, 2023, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, WSFS separately held $135.0 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

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
As of June 30, 2023, the Company had $1.1 billion in cash, cash equivalents, and restricted cash. As of June 30, 2023, our estimated uninsured deposits were $6.0 billion, or 37% of total customer deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $4.6 billion, or 28% of total customer deposits.
As of June 30, 2023, the Company had a readily available, secured borrowing capacity of $5.2 billion from the FHLB, $0.2 billion through the Federal Reserve Discount Window, and $1.0 billion through the BTFP. In addition, the Company had $1.6 billion in unpledged securities that could be used to support additional borrowings and $0.6 billion of cash deposited with the Federal Reserve Bank. The Company’s readily available, secured borrowing capacity to estimated unprotected deposits ratio is 186%.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At June 30, 2023, we had $253.1 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 39 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases see Note 8 to the unaudited Consolidated Financial Statements. At June 30, 2023, we had obligations for principal payments on long-term debt including $67.0 million for our trust preferred borrowings, due June 1, 2035, $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027, and $150.0 million for our senior debt, due December 15, 2030. We also acquired Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the Trusts), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $774.0 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Company’s Consolidated Financial Statements. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures owed to the Trusts with a carrying value of $11.8 million each, totaling $23.5 million. The Company records its investments in the Trusts’ common securities of $387.0 thousand each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities. We are also contractually obligated to make interest payments on our long-term debt through their respective maturities.
Commitments to extend credit provide for financing on predetermined terms as long as the customer continues to meet specific criteria. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2023, the Company had total commitments to extend credit of $3.8 billion, which are generally one year commitments.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Nonaccruing loans(1):
Commercial and industrial	$18,278	$6,770
Owner-occupied commercial	2,664	386
Commercial mortgages	6,303	5,159
Construction	741	5,143
Residential	2,709	3,199
Consumer	2,308	2,145
Total nonaccruing loans	33,003	22,802
Other real estate owned	527	833
Troubled debt restructurings (accruing)(2)	—	19,737
Total nonperforming assets	$33,530	$43,372
Past due loans:
Commercial	$1,342	$1,022
Consumer(3)	12,229	15,513
Total past due loans	$13,571	$16,535
Troubled loans:
Commercial	$45,673	$—
Consumer	5,456	—
Total troubled loans	$51,129	$—
Ratio of allowance for credit losses to total loans and leases(4)	1.28%	1.17%
Ratio of nonaccruing loans to total gross loans and leases(5)	0.27	0.19
Ratio of nonperforming assets to total assets	0.16	0.22
Ratio of allowance for credit losses to nonaccruing loans	521	666
Ratio of allowance for credit losses to total nonperforming assets(6)	513	350
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
(6)Excludes acquired PCD loans.
Nonperforming assets decreased $9.8 million between December 31, 2022 and June 30, 2023. This decrease was primarily due to the adoption of ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, partially offset by the addition of three C&I relationships and one Owner-Occupied relationship. The ratio of nonperforming assets to total assets decreased from 0.22% at December 31, 2022 to 0.16% at June 30, 2023.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Beginning balance	$43,372	$33,133
Additions	37,483	14,191
Collections	(10,983)	(11,084)
Transfers to accrual(1)	(19,903)	—
Charge-offs	(16,439)	(2,387)
Ending balance	$33,530	$33,853
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

INTEREST RATE SENSITIVITY
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. In response to the economic and financial effects of COVID-19, the FOMC reduced interest rates through 2020 and 2021 and instituted quantitative easing measures as well as domestic and global capital market support programs. The FOMC raised the federal funds target rate seven times in 2022 for a total of 425 basis points and four times in 2023 for a total of 100 basis points, and has suggested it may continue raising interest rates further in 2023. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At June 30, 2023, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $509.3 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 106.09% at June 30, 2023 compared with 116.93% at December 31, 2022. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 2.50% at June 30, 2023 compared with 6.29% at December 31, 2022.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	17.5%	23.95%	18.5%	27.54%
+200	11.6%	23.04%	12.3%	26.44%
+100	5.8%	22.06%	6.1%	25.22%
+50	2.9%	21.54%	3.1%	24.56%
+25	1.4%	21.27%	1.5%	24.22%
—	—%	20.99%	—%	23.87%
-25	(1.4)%	20.70%	(1.6)%	23.50%
-50	(2.9)%	20.41%	(3.3)%	23.10%
-100	(5.9)%	19.80%	(6.8)%	22.20%
'-200	(12.2)%	18.30%	(14.0)%	20.20%
'-300	(18.8)%	16.70%	(21.2)%	17.90%
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

RESULTS OF OPERATIONS
Three months ended June 30, 2023: Net income for the three months ended June 30, 2023 was $68.7 million, compared to $60.7 million for the three months ended June 30, 2022.
•Net interest income increased $28.2 million primarily due to the rising interest rate environment and balance sheet size and mix. See “Net Interest Income” for further information.
•Our provision for credit losses increased $7.6 million primarily due to the impacts of the economic uncertainty and forecast, losses on two C&I relationships, and net loan growth. See “Allowance for Credit Losses” for further information.
•Noninterest income decreased $5.2 million primarily due to decreases in other banking fees and capital markets income, and unrealized gains on equity investments and and income from BMT Insurance Advisors (BMTIA) in the second quarter of 2022. These decreases were partially offset by higher income from Cash Connect®. See “Noninterest Income” for further information.
•Noninterest expense increased $7.2 million primarily due to higher variable operating costs from Cash Connect®, salaries and benefits costs, and FDIC insurance assessment, partially offset by a decrease in net corporate development and restructuring costs.
•Income tax provision increased $0.6 million primarily due to the $8.3 million increase in pre-tax income, partially offset by the impacts of non-deductible goodwill written off during the sale of the BMTIA business.
Six months ended June 30, 2023: Net income for the six months ended June 30, 2023 was $131.1 million, compared to $64.5 million for the six months ended June 30, 2022.
•Net interest income increased $72.2 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the reasons described above. See “Net Interest Income” for further information.
•Our provision for credit losses for the six months ended June 30, 2023 increased $17.6 million compared to the six months ended June 30, 2022, due to the impacts of the economic uncertainty and forecast. See “Allowance for Credit Losses” for further information.
•Noninterest income for the six months ended June 30, 2023 decreased $2.6 million compared to the six months ended June 30, 2022, primarily due to decreases in other banking fees and mortgage banking activities, and unrealized gains on equity investments and income from BMTIA in 2022. These decreases were partially offset by higher income from Cash Connect®. See “Noninterest Income” for further information.
•Noninterest expense decreased $34.2 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a decrease in net corporate development and restructuring costs, partially offset by increases in other operating expense driven by Cash Connect®, and salaries and benefits. See “Noninterest Expense” for further information.
•Income tax provision for the six months ended June 30, 2023 increased $19.8 million compared to the six months ended June 30, 2022, primarily due to the $86.2 million increase in pre-tax income.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,051,292	$86,073	6.85%	$4,831,874	$56,950	4.74%
Commercial real estate loans	4,484,162	78,018	6.98	4,238,090	43,448	4.11
Residential loans	804,390	9,384	4.67	787,909	8,774	4.45
Consumer loans	1,907,294	33,508	7.05	1,463,391	19,232	5.27
Loans held for sale	45,766	901	7.90	66,502	938	5.66
Total loans and leases	12,292,904	207,884	6.79	11,387,766	129,342	4.56
Mortgage-backed securities(3)	4,766,207	27,130	2.28	5,292,568	27,377	2.07
Investment securities(3)	370,530	2,182	2.62	285,610	1,340	2.21
Other interest-earning assets	345,791	4,573	5.30	1,206,849	1,961	0.65
Total interest-earning assets	$17,775,432	$241,769	5.46%	$18,172,793	$160,020	3.54%
Allowance for credit losses	(170,968)			(136,773)
Cash and due from banks	255,590			268,485
Cash in non-owned ATMs	387,889			566,174
Bank-owned life insurance	101,031			100,356
Other noninterest-earning assets	1,872,610			1,766,854
Total assets	$20,221,584			$20,737,889
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$3,039,257	$6,525	0.86%	$3,348,511	$941	0.11%
Savings	1,873,572	1,342	0.29	2,281,051	159	0.03
Money market	4,137,867	27,898	2.70	3,984,562	1,231	0.12
Customer time deposits	1,578,615	10,597	2.69	1,142,139	1,273	0.45
Total interest-bearing customer deposits	10,629,311	46,362	1.75	10,756,263	3,604	0.13
Brokered deposits	307,515	3,692	4.82	35,469	162	1.83
Total interest-bearing deposits	10,936,826	50,054	1.84	10,791,732	3,766	0.14
Federal Home Loan Bank advances	123,297	1,597	5.20	—	—	—
Trust preferred borrowings	90,511	1,635	7.25	90,312	682	3.03
Senior and subordinated debt	218,247	2,334	4.28	248,448	1,949	3.14
Other borrowed funds	390,576	4,307	4.42	31,045	8	0.10
Total interest-bearing liabilities	$11,759,457	$59,927	2.04%	$11,161,537	$6,405	0.23%
Noninterest-bearing demand deposits	5,458,676			6,631,062
Other noninterest-bearing liabilities	674,300			543,587
Stockholders’ equity	2,332,147			2,404,262
Noncontrolling interest	(2,996)			(2,559)
Total liabilities and stockholders’ equity	$20,221,584			$20,737,889
Excess of interest-earning assets over interest-bearing liabilities	$6,015,975			$7,011,256
Net interest income		$181,842			$153,615
Interest rate spread			3.42%			3.31%
Net interest margin			4.11%			3.40%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.

	Six months ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,003,224	$166,817	6.74%	$4,841,834	$109,416	4.57%
Commercial real estate loans	4,454,920	149,846	6.78	4,264,570	84,087	3.98
Residential loans	787,082	18,012	4.58	815,650	18,431	4.52
Consumer loans	1,878,506	65,043	6.98	1,410,971	34,516	4.93
Loans held for sale	44,653	1,890	8.54	70,576	1,773	5.07
Total loans and leases	12,168,385	401,608	6.66	11,403,601	248,223	4.39
Mortgage-backed securities(3)	4,794,699	54,656	2.28	5,258,371	50,490	1.92
Investment securities	373,628	4,419	2.74	308,093	2,661	2.00
Other interest-earning assets	293,656	7,469	5.13	1,462,832	2,783	0.38
Total interest-earning assets	$17,630,368	$468,152	5.37%	$18,432,897	$304,157	3.33%
Allowance for credit losses	(162,124)			(135,782)
Cash and due from banks	242,962			239,249
Cash in non-owned ATMs	404,381			538,048
Bank-owned life insurance	101,320			100,555
Other noninterest-earning assets	1,895,709			1,703,144
Total assets	$20,112,616			$20,878,111
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$3,090,807	$11,549	0.75%	$3,391,704	$1,522	0.09%
Savings	1,968,863	2,598	0.27	2,271,591	321	0.03
Money market	4,000,491	47,156	2.38	4,038,399	2,156	0.11
Customer time deposits	1,428,245	16,590	2.34	1,157,496	2,596	0.45
Total interest-bearing customer deposits	10,488,406	77,893	1.50	10,859,190	6,595	0.12
Brokered deposits	326,828	7,353	4.54	49,345	299	1.22
Total interest-bearing deposits	10,815,234	85,246	1.59	10,908,535	6,894	0.13
Federal Home Loan Bank advances	194,934	4,968	5.14	—	—	—
Trust preferred borrowings	90,485	3,190	7.11	90,288	1,195	2.67
Senior debt	225,677	4,907	4.35	248,507	3,878	3.12
Other borrowed funds(4)	261,615	5,467	4.21	34,700	17	0.10
Total interest-bearing liabilities	$11,587,945	$103,778	1.81%	$11,282,030	$11,984	0.21%
Noninterest-bearing demand deposits	5,509,184			6,541,421
Other noninterest-bearing liabilities	722,166			494,990
Stockholders’ equity	2,296,403			2,562,384
Noncontrolling interest	(3,082)			(2,714)
Total liabilities and stockholders’ equity	$20,112,616			$20,878,111
Excess of interest-earning assets over interest-bearing liabilities	$6,042,423			$7,150,867
Net interest and dividend income		$364,374			$292,173
Interest rate spread			3.56%			3.12%
Net interest margin			4.18%			3.20%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

+

Three months ended June 30, 2023: During the three months ended June 30, 2023, net interest income increased $28.2 million from the three months ended June 30, 2022 primarily due to the rising interest rate environment and balance sheet size and mix. Net interest margin was 4.11% for the second quarter of 2023, a 71 basis point increase compared to 3.40% for the second quarter of 2022 due to a favorable increase of 58 basis points from our asset-sensitive balance sheet and 13 basis points from loan growth and mix.
Six months ended June 30, 2023: During the six months ended June 30, 2023, net interest income increased $72.2 million from the six months ended June 30, 2022. This increase included $73.8 million from balance sheet size and mix from the rising interest rate environment, partially offset by a $1.6 million decrease in purchase accounting accretion. Net interest margin was 4.18% for the six months ended June 30, 2023, a 98 basis point increase compared to 3.20% for the six months ended June 30, 2022 reflecting a 99 basis point increase due to balance sheet size and mix and the rising interest rate environment, partially offset by a one basis point decrease from lower purchase accounting accretion.
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
During the three months ended June 30, 2023, we recorded a provision for credit losses of $15.8 million, a net change of $7.6 million, as compared with the provision of credit losses of $8.3 million for the three months ended June 30, 2022. This increase was primarily due to the impacts of the economic uncertainty and forecast, losses on two C&I relationships that experienced significant credit events during the quarter, and net loan growth.
During the six months ended June 30, 2023, we recorded a provision for credit losses of $44.8 million, a net change of $17.6 million, as compared with the provision of credit losses of $27.2 million for the six months ended June 30, 2022. This increase was primarily due to the impact of the economic uncertainty and forecast.
The allowance for credit losses increased to $171.9 million at June 30, 2023 from $151.9 million at December 31, 2022. The ratio of allowance for credit losses to total loans and leases was 1.28% at June 30, 2023 and 1.17% at December 31, 2022.
The following tables detail the allocation of the ACL and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of June 30, 2023
Allowance for credit losses	$62,783	$6,335	$31,937	$9,228	$5,043	$56,543	$171,869
% of ACL to total ACL	37%	3%	19%	5%	3%	33%	100%
Loan portfolio balance	$3,213,786	$1,883,055	$3,552,800	$955,224	$826,750	$1,905,219	$12,336,834
% to total loans and leases	26%	15%	29%	8%	7%	15%	100%
Three months ended June 30, 2023
Charge-offs	$10,359	$184	$—	$—	$33	$5,298	$15,874
Recoveries	2,214	31	1	1	113	390	2,750
Net charge-offs (recoveries)	$8,145	$153	$(1)	$(1)	$(80)	$4,908	$13,124
Average loan balance	$3,189,130	$1,862,163	$3,484,673	$999,488	$801,471	$1,907,294	$12,244,219
Ratio of net charge-offs (recoveries) to average gross loans	1.02%	0.03%	NMF	NMF	(0.04)%	1.03%	0.43%
Six months ended June 30, 2023
Charge-offs	$19,821	$184	$—	$—	$33	$9,502	$29,540
Recoveries	3,430	36	3	531	156	549	4,705
Net charge-offs (recoveries)	$16,391	$148	$(3)	$(531)	$(123)	$8,953	$24,835
Average loan balance	$3,162,182	$1,841,042	$3,456,686	$998,234	$784,300	$1,878,506	$12,120,950
Ratio	1.05%	0.02%	NMF	(0.11)%	(0.03)%	0.96%	0.41%
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of December 31, 2022
Allowance for credit losses	$59,394	$6,019	$21,473	$6,987	$4,668	$53,320	$151,861
% of ACL to total ACL	39%	4%	14%	5%	3%	35%	100%
Loan portfolio balance	$3,134,326	$1,809,582	$3,351,084	$1,044,049	$759,465	$1,810,930	$11,909,436
% to total loans and leases	26%	15%	28%	9%	7%	15%	100%
Year ended December 31, 2022
Charge-offs	$19,004	$179	$581	$—	$186	$7,520	$27,470
Recoveries	6,112	278	223	2,567	665	793	10,638
Net charge-offs (recoveries)	$12,892	$(99)	$358	$(2,567)	$(479)	$6,727	$16,832
Average loan balance	$3,043,836	$1,831,428	$3,319,687	$962,082	$787,273	$1,543,704	$11,488,010
Ratio of net charge-offs (recoveries) to average gross loans	0.42%	(0.01)%	0.01%	(0.27)%	(0.06)%	0.44%	0.15%
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 7 to the unaudited Consolidated Financial Statements and "Nonperforming Assets" above for further information.
Noninterest Income
Three months ended June 30, 2023: During the three months ended June 30, 2023, noninterest income was $66.9 million, a decrease of $5.2 million from $72.0 million during the three months ended June 30, 2022. The decrease was primarily driven by $3.8 million in other banking fees, including fees associated with our consumer lending partnerships, gain on sale of SBA loans and traditional bank service fees, and $1.7 million in capital markets income. In addition, we recognized $6.0 million in unrealized gains on equity investments and $1.3 million of income from BMTIA in the second quarter of 2022. Partially offsetting these decreases was an increase of $8.0 million from Cash Connect®.
Six months ended June 30, 2023: During the six months ended June 30, 2023, noninterest income was $130.0 million, a decrease of $2.6 million from $132.6 million during the six months ended June 30, 2022. This decrease reflects a $7.4 million decrease in other banking fees and a $2.7 million decrease in mortgage banking activities. In addition to these decreases, we recognized the $6.0 million of unrealized gains on equity investments mentioned above and $2.6 million from BMTIA in 2022. Partially offsetting these decreases was an increase of $16.1 million from Cash Connect®.
For further information, see Note 3 to the unaudited Consolidated Financial Statements.
Noninterest Expense
Three months ended June 30, 2023: During the three months ended June 30, 2023, noninterest expense was $141.3 million, an increase of $7.2 million from $134.0 million for the three months ended June 30, 2022. The increase was primarily due to $6.9 million in other operating expense driven by higher variable operating costs from Cash Connect®, $4.2 million from salaries and benefits costs, and an increase in the FDIC insurance assessment. These increases were partially offset by a $7.6 million decrease in net corporate development and restructuring costs.
Six months ended June 30, 2023: During the six months ended June 30, 2023, noninterest expense was $274.3 million, a decrease of $34.2 million from $308.5 million for the six months ended June 30, 2022. The decrease was primarily due to a $59.1 million decrease in net corporate development and restructuring costs, partially offset by increases of $14.5 million in other operating expense driven by higher variable operating costs from Cash Connect®, and $6.1 million in salaries and benefits.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $23.0 million and $44.0 million during the three and six months ended June 30, 2023, respectively, compared to income tax expense of $22.4 million and $24.2 million for the same periods in 2022, respectively.

Our effective tax rate was 25.1% for both the three and six months ended June 30, 2023, compared to 26.9% and 27.1% for the same periods in 2022, respectively. The effective tax rate for the three and six months ended June 30, 2023 decreased primarily due to $0.4 million of tax expense related to nondeductible merger costs incurred in the three months ended March 31, 2022 combined with $1.4 million of tax expense related to nondeductible goodwill written off during the sale of the BMTIA business that occurred in the three months ended June 30, 2022.
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

(Dollars and share amounts in thousands, except per share amounts)	June 30, 2023	December 31, 2022
Stockholders’ equity of WSFS	$2,314,659	$2,205,113
Less: Goodwill and other intangible assets	1,004,278	1,012,232
Tangible common equity (numerator)	$1,310,381	$1,192,881
Shares of common stock outstanding (denominator)	61,093	61,612
Book value per share of common stock	$37.89	$35.79
Goodwill and other intangible assets	16.44	16.43
Tangible book value per share of common stock	$21.45	$19.36
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
Critical accounting estimates at June 30, 2023 did not significantly change from our critical accounting estimates at December 31, 2022, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at June 30, 2023 did not significantly change from our recent regulatory developments at December 31, 2022, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below.
Potential Regulatory Reforms in Response to Recent Bank Failures
The recent failures of Silicon Valley Bank, Santa Clara, California, Signature Bank, New York, New York, and First Republic Bank, San Francisco, California, in March and April of this year, have led, and may continue to lead, to regulatory changes and initiatives that could impact the Company. For example, the FDIC has stated that it plans to impose a special deposit insurance assessment on banks in order to recover losses that the FDIC's Deposit Insurance Fund (DIF) incurred in the receiverships of these institutions. In addition, President Biden has encouraged the federal banking agencies to adopt various reforms, including the completion of an incentive compensation rule for bank executives pursuant to Section 956 of the Dodd-Frank Act, in response to these bank failures. Further, on April 28, 2023, the Federal Reserve and the FDIC issued reports on the potential causes of failures of Silicon Valley Bank and Signature Bank, respectively. Among the changes discussed, the Federal Reserve and the FDIC highlighted the need to change their approach to supervising banks of all sizes as well as to their capital and other regulatory requirements. Despite these initiatives, it remains unclear what actions federal regulatory agencies will ultimately take as a result of these failures.

FDIC Special Assessment
On May 11, 2023, the FDIC published a proposed rule that would impose a special deposit insurance assessment on insured depository institutions in order to recover losses that the FDIC's Deposit Insurance Fund (DIF) has incurred in the receiverships of Silicon Valley Bank and Signature Bank. The proposed rule would require the payment of the special assessment over eight quarterly assessment periods beginning the first quarter of 2024, subject to adjustments if the total amount collected is insufficient to cover the DIF’s costs. Each quarterly special assessment would be equal to 3.13 basis points (0.0313%) of the amount of an institution’s estimated uninsured deposits that exceeded $5 billion as of December 31, 2022. As of December 31, 2022, WSFS Bank’s estimated amount of uninsured deposits was $6.9 billion.
Small Business Lending Data Collection Rule
On March 30, 2023, the CFPB finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. The rule is scheduled to take effect on August 29, 2023, and requires compliance by October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered small business loans that a covered lender originates. The Company is evaluating the impact of the new rule.
Transition from London Inter-Bank Offered Rate (LIBOR)
LIBOR, a benchmark interest rate that was widely referenced in the past, is no longer published as of June 30, 2023. Financial market regulators had taken steps in previous years to prepare for the transition away from LIBOR and to encourage banks and other market participants to do the same. The United Kingdom Financial Conduct Authority (FCA) caused most LIBOR settings to cease publications as of January 1, 2022 and the remaining settings to cease publication as of July 1, 2023.
The Adjustable Interest Rate (LIBOR) Act and implementing regulations of the Federal Reserve created a set of default rules for contracts that reference LIBOR and do not provide any mechanism for determining a replacement reference rate, including by providing for replacement reference rates based upon the Secured Overnight Financing Rate (SOFR). The Federal Reserve Bank of New York has published SOFR rates on a daily basis since April 2018, and has published SOFR "term rates" (Term SOFR) daily since early 2020.
Given LIBOR’s extensive use across financial markets, the discontinuation of LIBOR publication presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses trade, and hold various products that are indexed to LIBOR. As of June 30, 2023, the Company had approximately $2.0 billion of loans, $1.8 billion of derivatives that are utilized for customer guarantees, and approximately $162.8 million of debt securities outstanding that are indexed to LIBOR (either currently or in the future) as of June 30, 2023. These instruments give the Company discretion to determine a replacement benchmark rate if LIBOR becomes unavailable, and the Company began utilizing Term SOFR as a replacement to LIBOR in the first quarter of 2022. New variable rate loan products have been shifted primarily to Term SOFR, and our internal systems have been migrated as well, while existing LIBOR indexed contracts were in the process of being migrated to the SOFR indexed in advance of the final LIBOR publication date.
Third-Party Risk Management Guidance
On June 6, 2023, the FDIC, the Federal Reserve and the OCC issued final guidance providing sound principles that support a risk-based approach to third-party risk management. The Company is evaluating the impact of this guidance on its practices.
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

(b)Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2023.

Part II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to the information provided in Note 17 – Legal and Other Proceedings to the unaudited Consolidated Financial Statements.
Item 1A. Risk Factors
There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2023.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 31, 2023	—	$—	—	6,326,771
May 1, 2023 - May 28, 2023	9,820	30.57	9,820	6,316,951
June 1, 2023 - June 31, 2023	347,458	38.54	347,458	5,969,493
Total	357,278	$38.32	357,278
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

Exhibit Number	Description of Document
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 3, 2023, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: August 3, 2023	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	/s/ Dominic C. Canuso
Dominic C. Canuso
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)