Form 10-Q
period 2023-09-30
WSFS FINANCIAL CORP
filed 2023-11-03
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 60,731,884 shares as of October 31, 2023.

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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share and share data)	2023	2022	2023	2022
Interest income:
Interest and fees on loans and leases	$218,903	$152,887	$620,511	$401,110
Interest on mortgage-backed securities	26,654	28,338	81,310	78,828
Interest and dividends on investment securities:
Taxable	699	703	2,103	2,107
Tax-exempt	1,481	1,278	4,496	2,535
Other interest income	3,402	3,359	10,871	6,142
	251,139	186,565	719,291	490,722
Interest expense:
Interest on deposits	57,255	6,643	142,501	13,537
Interest on Federal Home Loan Bank advances	167	42	5,135	42
Interest on senior and subordinated debt	2,453	2,061	7,360	5,939
Interest on federal funds purchased	185	28	1,324	28
Interest on trust preferred borrowings	1,764	951	4,954	2,146
Interest on other borrowings	6,713	9	11,041	26
	68,537	9,734	172,315	21,718
Net interest income	182,602	176,831	546,976	469,004
Provision for credit losses	18,414	7,454	63,255	34,693
Net interest income after provision for credit losses	164,188	169,377	483,721	434,311
Noninterest income:
Credit/debit card and ATM income	14,869	10,993	42,660	27,446
Investment management and fiduciary income	32,720	29,504	95,575	90,877
Deposit service charges	6,534	6,262	18,850	18,158
Mortgage banking activities, net	1,254	1,420	3,680	6,529
Loan and lease fee income	1,621	1,425	4,183	4,457
Unrealized (loss) gain on equity investments, net	(5)	—	(9)	5,988
Bank owned life insurance income	1,697	195	3,967	674
Other income	13,978	12,852	33,760	41,125
	72,668	62,651	202,666	195,254
Noninterest expense:
Salaries, benefits and other compensation	74,453	72,294	219,669	211,413
Occupancy expense	9,529	9,699	30,069	30,393
Equipment expense	10,563	9,913	31,165	30,674
Data processing and operations expenses	4,867	5,362	14,362	16,009
Professional fees	4,612	3,561	15,169	12,285
Marketing expense	2,049	2,082	5,930	4,985
FDIC expenses	2,534	1,540	7,979	4,399
Loan workout and other credit costs	(189)	1,001	292	1,103
Corporate development expense	113	1,248	3,649	41,679
Restructuring expense	—	1,344	(787)	22,792
Other operating expense	31,158	24,873	86,490	65,691
	139,689	132,917	413,987	441,423
Income before taxes	97,167	99,111	272,400	188,142
Income tax provision	22,904	25,767	66,880	49,929
Net income	$74,263	$73,344	$205,520	$138,213
Less: Net income (loss) attributable to noncontrolling interest	97	(38)	272	287
Net income attributable to WSFS	$74,166	$73,382	$205,248	$137,926
Earnings per share:
Basic	$1.22	$1.16	$3.35	$2.15
Diluted	$1.22	$1.16	$3.34	$2.15
Weighted average shares of common stock outstanding:
Basic	60,941,922	63,047,675	61,264,862	64,064,488
Diluted	61,039,317	63,227,983	61,367,802	64,282,992

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$74,263	$73,344	$205,520	$138,213
Less: Net income (loss) attributable to noncontrolling interest	97	(38)	272	287
Net income attributable to WSFS	74,166	73,382	205,248	137,926
Other comprehensive (loss) income:
Net change in unrealized losses on investment securities available-for-sale
Net unrealized losses arising during the period, net of tax benefit of $40,270, $63,954, $36,278, and $178,061, respectively	(127,523)	(202,520)	(114,880)	(563,860)
Net change in securities held-to-maturity
Net change unrealized gains (losses) on available-for-sale securities reclassified to held-to-maturity, net of tax (benefit) expense of $(1,379), $(1,884), $(4,080), and $35,955, respectively(1)	4,366	5,966	12,924	(113,858)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain and prior service cost, net of tax expense of $16, $10, $44, and $27, respectively	(51)	(31)	(140)	(86)
Net change in cash flow hedge
Net unrealized loss arising during the period, net of tax benefit of $508, $—, $869, and $—, respectively	(1,608)	—	(2,752)	—
Amortization of unrealized gain on terminated cash flow hedges, net of tax expense of $9, $13, $34, and $38, respectively	(28)	(41)	(107)	(120)
	(1,636)	(41)	(2,859)	(120)
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax expense of $61, $8, $28, and $67, respectively	192	25	88	213
Total other comprehensive loss	(124,652)	(196,601)	(104,867)	(677,711)
Total comprehensive (loss) income	$(50,486)	$(123,219)	$100,381	$(539,785)
(1)Includes $119.8 million, net of tax benefit, of unrealized losses on transferred investment securities with a book value of $1.1 billion from available-for-sale to held-to-maturity that were transferred in June 2022.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	September 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$260,200	$332,961
Cash in non-owned ATMs	345,754	499,017
Interest-bearing deposits in other banks including collateral (restricted cash) of $5,010 at September 30, 2023 and $4,650 at December 31, 2022	5,526	5,280
Total cash, cash equivalents, and restricted cash	611,480	837,258
Investment securities, available-for-sale (amortized cost of $4,584,190 at September 30, 2023 and $4,834,550 at December 31, 2022	3,691,541	4,093,060
Investment securities, held-to-maturity, net of allowance for credit losses of $8 at September 30, 2023 and $10 at December 31, 2022 (fair value $927,680 at September 30, 2023 and $1,040,104 at December 31, 2022)	1,068,871	1,111,619
Other investments	21,741	26,120
Loans, held for sale at fair value	36,658	42,985
Loans and leases, net of allowance for credit losses of $175,988 at September 30, 2023 and $151,861 at December 31, 2022	12,502,404	11,759,992
Bank owned life insurance	101,424	101,935
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	12,199	24,116
Other real estate owned	298	833
Accrued interest receivable	81,909	74,448
Premises and equipment	105,001	115,603
Goodwill	885,898	883,637
Intangible assets	122,574	128,595
Other assets	798,994	714,554
Total assets	$20,040,992	$19,914,755
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$4,913,517	$5,739,647
Interest-bearing	11,072,852	10,463,922
Total deposits	15,986,369	16,203,569
Federal funds purchased	25,000	—
FHLB advances	—	350,000
Trust preferred borrowings	90,589	90,442
Senior and subordinated debt	218,342	248,169
Other borrowed funds	583,902	38,283
Accrued interest payable	42,481	5,174
Other liabilities	858,931	777,232
Total liabilities	17,805,614	17,712,869
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 76,043,902 at September 30, 2023 and 75,921,997 at December 31, 2022	761	759
Capital in excess of par value	1,981,474	1,974,210
Accumulated other comprehensive loss	(780,711)	(675,844)
Retained earnings	1,588,858	1,411,243
Treasury stock at cost, 15,316,263 shares at September 30, 2023 and 14,310,085 shares at December 31, 2022	(547,587)	(505,255)
Total stockholders’ equity of WSFS	2,242,795	2,205,113
Noncontrolling interest	(7,417)	(3,227)
Total stockholders' equity	2,235,378	2,201,886
Total liabilities and stockholders' equity	$20,040,992	$19,914,755

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2023
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, June 30, 2023	76,021,963	$760	$1,977,945	$(656,059)	$1,523,849	$(531,836)	$2,314,659	$(7,275)	$2,307,384
Net income	—	—	—	—	74,166	—	74,166	97	74,263
Other comprehensive loss	—	—	—	(124,652)	—	—	(124,652)	—	(124,652)
Cash dividend, $0.15 per share	—	—	—	—	(9,157)	—	(9,157)	—	(9,157)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(239)	(239)
Issuance of common stock including proceeds from exercise of common stock options	21,939	1	2,057	—	—	—	2,058	—	2,058
Stock-based compensation expense	—	—	1,472	—	—	—	1,472	—	1,472
Repurchases of common shares (1)	—	—	—	—	—	(15,751)	(15,751)	—	(15,751)
Balance, September 30, 2023	76,043,902	$761	$1,981,474	$(780,711)	$1,588,858	$(547,587)	$2,242,795	$(7,417)	$2,235,378

	Nine Months Ended September 30, 2023
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2022	75,921,997	$759	$1,974,210	$(675,844)	$1,411,243	$(505,255)	$2,205,113	$(3,227)	$2,201,886
Net income	—	—	—	—	205,248	—	205,248	272	205,520
Other comprehensive loss	—	—	—	(104,867)	—	—	(104,867)	—	(104,867)
Cash dividend, $0.45 per share	—	—	—	—	(27,633)	—	(27,633)	—	(27,633)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(4,462)	(4,462)
Issuance of common stock including proceeds from exercise of common stock options	121,905	2	2,418	—	—	—	2,420	—	2,420
Stock-based compensation expense	—	—	7,211	—	—	—	7,211	—	7,211
Repurchases of common stock (2)	—	—	(2,365)	—	—	(42,332)	(44,697)	—	(44,697)
Balance, September 30, 2023	76,043,902	$761	$1,981,474	$(780,711)	$1,588,858	$(547,587)	$2,242,795	$(7,417)	$2,235,378
(1)Repurchase of common stock includes 386,900 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.
(2)Repurchase of common stock includes 1,006,178 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 45,489 shares withheld to cover tax liabilities.

	Three Months Ended September 30, 2022
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, June 30, 2022	75,870,300	$759	$1,968,175	$(518,878)	$1,272,192	$(406,888)	$2,315,360	$(2,484)	$2,312,876
Net income (loss)	—	—	—	—	73,382	—	73,382	(38)	73,344
Other comprehensive loss	—	—	—	(196,601)	—	—	(196,601)	—	(196,601)
Cash dividend, $0.15 per share	—	—	—	—	(9,535)	—	(9,535)	—	(9,535)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	(240)	(240)
Issuance of common stock including proceeds from exercise of common stock options	26,054	—	2,087	—	—	—	2,087	—	2,087
Stock-based compensation expense	—	—	1,366	—	—	—	1,366	—	1,366
Repurchases of common shares (1)	—	—	—	—	—	(82,466)	(82,466)	—	(82,466)
Balance, September 30, 2022	75,896,354	$759	$1,971,628	$(715,479)	$1,336,039	$(489,354)	$2,103,593	$(2,762)	$2,100,831

	Nine Months Ended September 30, 2022
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2021	57,695,676	$577	$1,058,997	$(37,768)	$1,224,614	$(307,321)	$1,939,099	$(2,083)	$1,937,016
Net income	—	—	—	—	137,926	—	137,926	287	138,213
Other comprehensive loss	—	—	—	(677,711)	—	—	(677,711)	—	(677,711)
Cash dividend, $0.41 per share	—	—	—	—	(26,501)	—	(26,501)	—	(26,501)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	(53)	(53)
Issuance of common stock including proceeds from exercise of common stock options	83,830	1	2,518	—	—	—	2,519	—	2,519
Issuance of common stock in acquisition of BMT	18,116,848	181	907,835	—	—	—	908,016	—	908,016
Noncontrolling interest assumed in acquisition	—	—	—	—	—	—	—	(913)	(913)
Stock-based compensation expense	—	—	4,427	—	—	—	4,427	—	4,427
Repurchases of common stock (2)	—	—	(2,149)	—	—	(182,033)	(184,182)	—	(184,182)
Balance, September 30, 2022	75,896,354	$759	$1,971,628	$(715,479)	$1,336,039	$(489,354)	$2,103,593	$(2,762)	$2,100,831
(1)Repurchase of common stock includes 1,664,550 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 4,872 shares withheld to cover tax liabilities.
(2)Repurchase of common stock includes 3,789,137 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors and 104,965 shares withheld to cover tax liabilities.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022

Operating activities:
Net income	$205,520	$138,213
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	63,255	34,693
Depreciation of premises and equipment, net	13,552	20,009
Accretion of fees and discounts, net	(20,891)	(16,965)
Amortization of intangible assets	11,596	14,505
Amortization of right-of-use lease assets	11,559	14,715
Decrease in operating lease liability	(9,328)	(12,856)
Income from mortgage banking activities, net	(3,680)	(6,529)
Loss (gain) on sale of other real estate owned and valuation adjustments, net	195	(235)
Stock-based compensation expense	7,211	4,427
Unrealized loss (gain) on equity investments, net	9	(5,988)
Deferred income tax benefit	(1,681)	(6,439)
Increase in accrued interest receivable	(7,461)	(11,096)
Decrease in other assets	(42,228)	(39,991)
Origination of loans held for sale	(206,979)	(453,952)
Proceeds from sales of loans held for sale	144,990	421,098
Decrease (increase) in value of bank owned life insurance	511	(437)
Increase in capitalized interest, net	(1,702)	(1,650)
Increase in accrued interest payable	37,307	1,590
Increase in other liabilities	86,052	313,791
Net cash provided by operating activities	$287,807	$406,903
Investing activities:
Purchases of investment securities held to maturity	$—	$(120,868)
Repayments, maturities and calls of investment securities held-to-maturity	57,826	49,768
Purchases of investment securities available-for-sale	(21,080)	(1,218,022)
Repayments, maturities and calls of investment securities available-for-sale	269,156	911,125
Proceeds from bank-owned life insurance death benefit	—	1,437
Net (increase) decrease in loans	(486,508)	11,642
Net cash (paid for) from business combinations	(3,000)	573,745
Purchase of loans held-for-investment	(238,047)	(252,185)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(119,479)	(15,318)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	131,396	6
Sales of other real estate owned	833	1,844
Investment in premises and equipment	(2,953)	(7,665)
Sales of premises and equipment	3	891
Net cash used in investing activities	$(411,853)	$(63,600)

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Financing activities:
Net decrease in demand and saving deposits	$(816,546)	$(466,105)
Increase (decrease) in time deposits	612,672	(132,825)
Decrease in brokered deposits	(33,486)	(37,704)
Receipts from FHLB advances	5,945,000	458,100
Repayments of FHLB advances	(6,295,000)	(458,100)
Receipts from federal funds purchased	6,033,000	310,001
Repayments of federal funds purchased	(6,008,000)	(310,001)
Receipts from Bank Term Funding Program	565,000	—
Distributions to noncontrolling shareholders	(4,462)	(53)
Cash dividend	(27,633)	(26,501)
Issuance of common stock including proceeds from exercise of common stock options	2,420	2,519
Redemption of senior and subordinated debt	(30,000)	—
Repurchases of common shares	(44,697)	(184,182)
Net cash used in financing activities	$(101,732)	$(844,851)
Decrease in cash, cash equivalents, and restricted cash	(225,778)	(501,548)
Cash, cash equivalents, and restricted cash at beginning of period	837,258	1,532,939
Cash, cash equivalents, and restricted cash at end of period	$611,480	$1,031,391
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$135,008	$16,886
Income taxes	72,789	26,237
Non-cash information:
Loans transferred to other real estate owned	$298	$502
Loans transferred to portfolio from held-for-sale at fair value	68,022	84,829
Held-to-maturity securities purchased, not settled	—	5,136
Securities transferred to held-to-maturity from available-for-sale at fair value	—	931,421
Fair value of assets acquired, net of cash received	7,993	4,713,544
Fair value of liabilities assumed	4,993	4,379,273
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company), and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). As of September 30, 2023, the other subsidiaries of WSFS include The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
On January 1, 2023, WSFS completed the merger and brand conversion of WSFS Capital Management, LLC (West Capital) and Cypress Capital Management, LLC and renamed the combined entity Bryn Mawr Capital Management, LLC. BMCM is registered as an investment advisor with the U.S. Securities and Exchange Commission and is a wholly-owned subsidiary of WSFS.
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). The Company provides residential and commercial real estate, commercial and consumer lending services, as well as consumer deposit and treasury management services. The Company's core banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to individuals, institutions and corporations. The Federal Deposit Insurance Corporation (FDIC) insures the customers’ deposits to their legal maximums. The Company serves its customers primarily from 116 offices located in Pennsylvania (59), Delaware (40), New Jersey (14), Florida (1),  Nevada (1) and Virginia (1), its ATM network, website at www.wsfsbank.com and mobile app. Information on the website is not incorporated by reference into this Quarterly Report on Form 10-Q.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2022 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at September 30, 2023, except for the following:
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
The historical loss rates for commercial loans are estimated by determining the probability of default (PD) and expected loss given default (LGD) and are applied to the loans' exposure at default. The probability of default is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for consumer loans is calculated based on average net loss rates over the same look-back period. The current look-back period is 51 quarters which ensures historical loss rates are adequately considering losses within a full credit cycle.
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
Accounting Guidance Pending Adoption as of September 30, 2023
ASU No. 2023-01, Leases (Topic 842) Common Control Agreements: In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842) Common Control Agreements. The amendment clarifies the accounting for leasehold improvements associated with common control leases by allowing the lessee to amortize the leasehold improvements over the useful life of the common control group’s use of the underlying asset, regardless of the lease term. The guidance is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. Adoption is required on a modified retrospective basis, consistent with the Company's adoption of Topic 842. The Company does not expect this update to have a material impact on the Consolidated Financial Statements.
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

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Bailment fees	$9,982	$6,306	$28,051	$13,105
Interchange fees	3,885	3,870	11,764	11,859
Other card and ATM fees	1,002	817	2,845	2,482
Total credit/debit card and ATM income	$14,869	$10,993	$42,660	$27,446
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Trust fees	$22,062	$19,170	$64,514	$58,658
Wealth management and advisory fees	10,658	10,334	31,061	32,219
Total investment management and fiduciary income	$32,720	$29,504	$95,575	$90,877
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Service fees	$4,382	$3,933	$12,833	$11,789
Return and overdraft fees	1,851	2,164	5,218	5,835
Other deposit service fees	301	165	799	534
Total deposit service charges	$6,534	$6,262	$18,850	$18,158
Deposit service charges includes revenue earned from core deposit products, certificates of deposit, and brokered deposits. The Company generates fee revenues from deposit service charges primarily through service charges and overdraft fees. Service charges consist primarily of monthly account maintenance fees, treasury management fees, foreign ATM fees and other maintenance fees. All of these revenue streams generate fee income through service charges for monthly account maintenance and similar items, transfer fees, late fees, overlimit fees, and stop payment fees. Revenue is recorded at the time of the transaction.
Other income
The following table presents the components of other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Managed service fees	$5,301	$4,866	$15,316	$13,091
Currency preparation	1,331	1,104	3,955	2,904
ATM loss protection	643	681	1,938	1,963
Capital markets revenue	3,581	793	8,170	5,738
Miscellaneous products and services(1)	3,122	5,408	4,381	17,429
Total other income	$13,978	$12,852	$33,760	$41,125
(1)Includes commissions income from BMT Insurance Advisors (BMTIA) in 2022. The BMTIA business was sold at the end of the second quarter of 2022.
Other income consists of managed service fees, which are primarily courier fees related to treasury management, currency preparation, ATM loss protection, capital markets revenue, and other miscellaneous products and services offered by the Bank. These fees are primarily generated through monthly billings or at the time of the transaction. Capital markets revenue consists of fees related to interest rate swaps, risk participation agreements, foreign exchange contracts, letters of credit, and trade finance products and services offered by the Bank. Through its subsidiary BMTIA, the Bank earned commissions from the sale of insurance policies, which are generally calculated as a percentage of the policy premium, and contingent income, which is calculated based on the volume and performance of the policies held by each carrier. Obligations for the sale of insurance policies are generally satisfied at the point in time which the policy is executed and are recognized at the point in time in which the amounts are known and collection is reasonably assured. Performance metrics for contingent income are generally satisfied over time, not exceeding one year, and are recognized at the point in time in which the amounts are known and collection is reasonably assured.
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
See Note 14 for further information about the disaggregation of noninterest income by segment.

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income attributable to WSFS	$74,166	$73,382	$205,248	$137,926
Denominator:
Weighted average basic shares	60,942	63,048	61,265	64,064
Dilutive potential common shares	97	180	103	219
Weighted average fully diluted shares	61,039	63,228	$61,368	$64,283
Earnings per share:
Basic	$1.22	$1.16	$3.35	$2.15
Diluted	$1.22	$1.16	$3.34	$2.15
Outstanding common stock equivalents having no dilutive effect	18	2	18	7
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

	September 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligation (CMO)	$573,393	$—	$118,729	$—	$454,664
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,608,095	—	694,683	—	2,913,412
Freddie Mac (FHLMC) MBS	128,999	—	18,280	—	110,719
Ginnie Mae (GNMA) MBS	47,621	—	4,870	—	42,751
Government-sponsored enterprises (GSE) agency notes	226,082	—	56,087	—	169,995
	$4,584,190	$—	$892,649	$—	$3,691,541
Held-to-Maturity Debt Securities(1)
FNMA MBS	$881,844	$—	$129,388	$—	$752,456
State and political subdivisions	187,035	24	11,827	8	175,224
	$1,068,879	$24	$141,215	$8	$927,680
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $125.8 million at September 30, 2023, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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
The scheduled maturities of available-for-sale debt securities at September 30, 2023 and December 31, 2022 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2023 (1)
Within one year	$—	$—
After one year but within five years	87,314	81,548
After five years but within ten years	577,578	465,454
After ten years	3,919,298	3,144,539
	$4,584,190	$3,691,541
December 31, 2022 (1)
Within one year	$—	$—
After one year but within five years	83,014	77,499
After five years but within ten years	465,777	398,607
After ten years	4,285,759	3,616,954
	$4,834,550	$4,093,060
(1)Actual maturities could differ from contractual maturities.
As of September 30, 2023, the Company’s available-for-sale investment securities consisted of 964 securities, 964 of which were in an unrealized loss position.
As of September 30, 2023, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The scheduled maturities of held-to-maturity debt securities at September 30, 2023 and December 31, 2022 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2023 (1)
Within one year	$—	$—
After one year but within five years	9,793	9,373
After five years but within ten years	45,306	42,615
After ten years	1,013,780	875,692
	$1,068,879	$927,680
December 31, 2022 (1)
Within one year	$731	$732
After one year but within five years	9,530	9,476
After five years but within ten years	46,170	45,944
After ten years	1,055,198	983,952
	$1,111,629	$1,040,104
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 6.0 years at September 30, 2023.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $3.3 billion and $2.8 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of September 30, 2023 and December 31, 2022, respectively.
During the nine months ended September 30, 2023 and 2022, the Company had no sales of debt securities categorized as available-for-sale.
As of September 30, 2023 and December 31, 2022, the Company's debt securities portfolio had remaining unamortized premiums of $59.2 million and $66.6 million, respectively, and unaccreted discounts of $21.9 million and $25.2 million, respectively.
For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at September 30, 2023.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$—	$—	$454,664	$118,729	$454,664	$118,729
FNMA MBS	8,792	467	2,904,620	694,216	2,913,412	694,683
FHLMC MBS	7	—	110,712	18,280	110,719	18,280
GNMA MBS	11,421	654	31,330	4,216	42,751	4,870
GSE agency notes	—	—	169,995	56,087	169,995	56,087
	$20,220	$1,121	$3,671,321	$891,528	$3,691,541	$892,649

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
The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of September 30, 2023.
At September 30, 2023 and December 31, 2022, held-to-maturity debt securities had an amortized cost basis of $1.1 billion. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of September 30, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$187,035
Not rated	881,844	—
Ending balance	$881,844	$187,035
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2022, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions	Foreign bonds
A+ rated or higher	$—	$201,631	$500
Not rated	909,498	—	—
Ending balance	$909,498	$201,631	$500

The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS and foreign bond debt securities for the nine months ended September 30, 2023 and 2022. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Allowance for credit losses:
Beginning balance	$8	$6	$10	$4
Provision for (recovery of) credit losses	—	4	(2)	6
Ending balance	$8	$10	$8	$10
Accrued interest receivable of $1.7 million and $2.4 million as of September 30, 2023 and December 31, 2022, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of September 30, 2023 and December 31, 2022.
Equity Investments
The Company had equity investments at fair value of $21.7 million and $26.1 million as of September 30, 2023 and December 31, 2022, respectively.
During the three and nine months ended September 30, 2023, the Company recognized $0.7 million of net gains and $1.0 million of net losses, respectively, related to our equity method investments within Other income on the unaudited Consolidated Statements of Income.
During the nine months ended September 30, 2022, total nets gains on equity investments of $6.0 million were recorded, driven by an unrealized gain on the Company's investment in CRED.ai presented within Unrealized gain on equity investment, net in the Consolidated Statements of Income. During the three and nine months ended September 30, 2022, the Company recognized $2.9 million and $4.5 million, respectively, of net gains related to our equity method investments within Other income on the unaudited Consolidated Statements of Income.

6. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commercial and industrial	$2,644,039	$2,575,345
Owner-occupied commercial	1,924,171	1,809,582
Commercial mortgages	3,645,723	3,351,084
Construction	1,043,568	1,044,049
Commercial small business leases	605,698	558,981
Residential(1)	858,111	761,882
Consumer(2)	1,957,082	1,810,930
	12,678,392	11,911,853
Less:
Allowance for credit losses	175,988	151,861
Net loans and leases	$12,502,404	$11,759,992
(1) Includes reverse mortgages at fair value of $2.8 million at September 30, 2023 and $2.4 million at December 31, 2022.
(2) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $66.6 million and $59.3 million at September 30, 2023 and December 31, 2022, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of allowance for credit losses and loan balances for the three and nine months ended September 30, 2023 and 2022. The increase was primarily due to the impacts of the economic uncertainty and forecast and net loan growth.

(Dollars in thousands)	Commercial and Industrial(1)	Owner-occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended September 30, 2023
Allowance for credit losses
Beginning balance	$62,783	$6,335	$31,937	$9,228	$5,043	$56,543	$171,869
Charge-offs	(10,675)	—	(300)	—	—	(5,872)	(16,847)
Recoveries	2,124	14	1	1	55	357	2,552
Provision	7,438	1,501	1,549	2,088	253	5,585	18,414
Ending balance	$61,670	$7,850	$33,187	$11,317	$5,351	$56,613	$175,988
Nine months ended September 30, 2023
Allowance for credit losses
Beginning balance	$59,394	$6,019	$21,473	$6,987	$4,668	$53,320	$151,861
Charge-offs	(30,496)	(184)	(300)	—	(33)	(15,374)	(46,387)
Recoveries	5,554	50	4	532	211	906	7,257
Provision	27,218	1,965	12,010	3,798	505	17,761	63,257
Ending balance	$61,670	$7,850	$33,187	$11,317	$5,351	$56,613	$175,988
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1,054	$161	$—	$1,600	$—	$—	$2,815
Loans evaluated on a collective basis	60,616	7,689	33,187	9,717	5,351	56,613	173,173
Ending balance	$61,670	$7,850	$33,187	$11,317	$5,351	$56,613	$175,988
Period-end loan balances:
Loans evaluated on an individual basis	$26,355	$16,442	$7,918	$4,828	$5,838	$1,798	$63,179
Loans evaluated on a collective basis	3,223,382	1,907,729	3,637,805	1,038,740	849,502	1,955,284	12,612,442
Ending balance	$3,249,737	$1,924,171	$3,645,723	$1,043,568	$855,340	$1,957,082	$12,675,621
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $2.8 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner - occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Three months ended September 30, 2022
Allowance for credit losses
Beginning balance	$60,921	$5,510	$23,663	$5,058	$4,988	$41,830	$141,970
Charge-offs	(5,120)	—	(544)	—	—	(1,834)	(7,498)
Recoveries	3,194	4	101	653	207	114	4,273
Provision (credit)	889	489	(1,686)	788	(377)	7,347	7,450
Ending balance	$59,884	$6,003	$21,534	$6,499	$4,818	$47,457	$146,195
Nine months ended September 30, 2022
Allowance for loan losses
Beginning balance	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
Initial allowance on acquired PCD loans	22,614	595	2,684	71	61	78	26,103
Charge-offs	(11,308)	(179)	(581)	—	(186)	(4,062)	(16,316)
Recoveries	4,667	271	223	653	737	663	7,214
(Credit) provision(4)	(6,056)	742	7,585	3,872	854	27,690	34,687
Ending balance	$59,884	$6,003	$21,534	$6,499	$4,818	$47,457	$146,195
Period-end allowance allocated to:
Loans evaluated on an individual basis	$5,348	$—	$—	$—	$—	$—	$5,348
Loans evaluated on a collective basis	54,536	6,003	21,534	6,499	4,818	47,457	140,847
Ending balance	$59,884	$6,003	$21,534	$6,499	$4,818	$47,457	$146,195
Period-end loan balances:
Loans evaluated on an individual basis	$21,565	$1,713	$9,483	$5,360	$6,451	$1,884	$46,456
Loans evaluated on a collective basis	3,147,913	1,786,878	3,270,896	1,022,843	752,142	1,675,244	11,655,916
Ending balance	$3,169,478	$1,788,591	$3,280,379	$1,028,203	$758,593	$1,677,128	$11,702,372
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $3.0 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(4)Includes $23.5 million initial provision for credit losses on non-PCD loans.

The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	September 30, 2023
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial(1)	$10,183	$1,119	$11,302	$3,212,140	$21,138	$5,157	$3,249,737
Owner-occupied commercial	1,669	—	1,669	1,907,355	14,085	1,062	1,924,171
Commercial mortgages	16,691	—	16,691	3,622,326	6,706	—	3,645,723
Construction	8,285	2,016	10,301	1,028,439	726	4,102	1,043,568
Residential(2)	6,764	—	6,764	846,045	2,531	—	855,340
Consumer(3)	15,580	11,222	26,802	1,928,327	1,953	—	1,957,082
Total	$59,172	$14,357	$73,529	$12,544,632	$47,139	$10,321	$12,675,621
% of Total Loans	0.47%	0.11%	0.58%	98.97%	0.37%	0.08%	100%
(1)Includes commercial small business leases.
(2)Residential accruing current balances excludes reverse mortgages at fair value of $2.8 million.
(3)Includes $16.1 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

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
(3)Residential accruing current balances excludes reverse mortgages, at fair value of $2.4 million.
(4)Includes $21.1 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$21,650	$4,645	$3,848	$2,922
Owner-occupied commercial	15,147	—	386	—
Commercial mortgages	6,706	—	5,159	—
Construction	4,828	—	5,143	—
Residential(2)	2,531	—	3,199	—
Consumer(3)	1,953	—	2,145	—
Total	$52,815	$4,645	$19,880	$2,922
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

As of September 30, 2023, there were 33 residential loans and 14 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $3.8 million and $3.6 million, respectively. As of December 31, 2022, there were 45 residential loans and 8 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $6.7 million and $1.6 million, respectively. Loan workout and other real estate owned (OREO) (recoveries) expenses were $(0.3) million and less than $0.1 million during the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.5 million during three and nine months ended September 30, 2022, respectively. Loan workout and OREO expenses are included in Loan workout and other credit costs on the unaudited Consolidated Statements of Income.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of September 30, 2023.

	Term Loans Amortized Cost Basis by Origination Year(1)
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(2):
Risk Rating
Pass	$830,232	$854,412	$321,269	$264,724	$119,282	$396,845	$8,710	$243,969	$3,039,443
Special mention	14,913	24,194	2,917	350	798	7	—	861	44,040
Substandard or Lower	53,341	34,854	5,908	11,086	24,982	19,568	—	16,515	166,254
	$898,486	$913,460	$330,094	$276,160	$145,062	$416,420	$8,710	$261,345	$3,249,737
Current-period gross writeoffs	$399	$5,410	$8,437	$1,398	$6,435	$8,417	$—	$—	$30,496
Owner-occupied commercial:
Risk Rating
Pass	$289,740	$269,796	$268,593	$213,060	$206,999	$361,669	$—	$171,762	$1,781,619
Special mention	2,907	2,182	6,638	1,122	9,621	5,601	—	1,615	29,686
Substandard or Lower	8,936	18,540	9,523	11,588	2,831	42,725	—	18,723	112,866
	$301,583	$290,518	$284,754	$225,770	$219,451	$409,995	$—	$192,100	$1,924,171
Current-period gross writeoffs	$—	$—	$—	$—	$184	$—	$—	$—	$184
Commercial mortgages:
Risk Rating
Pass	$682,033	$478,103	$521,669	$475,369	$494,904	$625,112	$—	$263,124	$3,540,314
Special mention	9,599	—	69	4,802	24,401	19,797	—	294	58,962
Substandard or Lower	9,913	2,584	1,343	11,041	1,249	4,846	—	15,471	46,447
	$701,545	$480,687	$523,081	$491,212	$520,554	$649,755	$—	$278,889	$3,645,723
Current-period gross writeoffs	$—	$83	$—	$217	$—	$—	$—	$—	$300
Construction:
Risk Rating
Pass	$361,914	$387,776	$158,656	$20,879	$2,405	$9,241	$—	$41,362	$982,233
Special mention	14,239	14,338	10,691	—	—	—	—	—	39,268
Substandard or Lower	8,285	—	4,102	8,954	161	—	—	565	22,067
	$384,438	$402,114	$173,449	$29,833	$2,566	$9,241	$—	$41,927	$1,043,568
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential(3):
Risk Rating
Performing	$152,336	$68,990	$104,664	$57,762	$34,205	$431,381	$—	$—	$849,338
Nonperforming	—	170	589	489	1,259	3,495	—	—	6,002
	$152,336	$69,160	$105,253	$58,251	$35,464	$434,876	$—	$—	$855,340
Current-period gross writeoffs	$33	$—	$—	$—	$—	$—	$—	$—	$33
Consumer(4):
Risk Rating
Performing	$251,967	$598,183	$164,642	$107,950	$47,046	$256,796	$523,391	$5,188	$1,955,163
Nonperforming	—	—	—	199	41	—	1,367	312	1,919
	$251,967	$598,183	$164,642	$108,149	$47,087	$256,796	$524,758	$5,500	$1,957,082
Current-period gross writeoffs	$787	$10,716	$3,174	$235	$142	$320	$—	$—	$15,374
(1)Origination date represents the most recent underwriting of the loan which includes new relationships, renewals and extensions.
(2)Includes commercial small business leases.
(3)Excludes reverse mortgages at fair value.
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

	September 30, 2023
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial(1)	$36,683	$1,193	$10,163	$31	$—	$48,070	1.48%
Owner-occupied commercial	—	—	1,062	209	—	1,271	0.07%
Commercial mortgages	9,427	—	—	—	—	9,427	0.26%
Construction	9,194	—	—	—	—	9,194	0.88%
Residential	563	50	—	—	—	613	0.07%
Consumer(2)	1,102	2,704	5,154	157	494	9,611	0.49%
Total	$56,969	$3,947	$16,379	$397	$494	$78,186	0.62%
(1)Includes commercial small business leases.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
The following table describes the financial effect of the modifications made to troubled loans as of September 30, 2023:

	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)
Commercial and industrial	1.55	4.00%	0.09%
Owner-occupied commercial	1.27	2.58	0.01
Commercial mortgages	1.33	—	—
Construction	0.27	—	—
Residential	20.18	—	—
Consumer	3.07	3.27	0.07
(1)Represents the weighted-average increase in the life of modified loans measured in years, which reduces monthly payment amounts for borrowers.
(2)Represents the weighted-average decrease in the contractual interest rate on the modified loans.
(3)Represents the percentage of loans deferred over the total loan portfolio excluding reverse mortgages at fair value.
As of September 30, 2023, the Company had commitments to extend credit of $4.8 million to borrowers experiencing financial difficulty whose terms had been modified.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table shows the amortized cost of loans that received a term extension modification that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty as of September 30, 2023.

	Term Extension	More-Than-Insignificant Payment Delay	Combination Term Extension & Payment Delay	Total
Commercial and industrial	$707	$—	$10,163	$10,870
Owner-occupied commercial	—	—	1,062	1,062
Consumer	—	101	—	101
Total	$707	$101	$11,225	$12,033
The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following table shows the performance of loans that have been modified in the last 12 months:

	September 30, 2023
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial(1)	$428	$—	$36,299	$11,343	$48,070
Owner-occupied commercial	—	—	—	1,271	1,271
Commercial mortgages	—	—	9,427	—	9,427
Construction	8,285	—	909	—	9,194
Residential(2)	—	—	613	—	613
Consumer(2)	727	207	8,277	400	9,611
Total	$9,440	$207	$55,525	$13,014	$78,186
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
The following table presents information regarding the types of loan modifications made for the three and nine months ended September 30, 2022:

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

Principal balances are generally not forgiven when a loan is modified as a TDR. Nonaccruing restructured loans remain in nonaccrual status until there has been a period of sustained repayment performance, which is typically six months, and repayment is reasonably assured. The following table presents loans modified as TDRs during the three and nine months ended September 30, 2022.

	Three months ended September 30, 2022		Nine Months Ended September 30, 2022
(Dollars in thousands)	Pre Modification	Post Modification	Pre Modification	Post Modification
Commercial	$157	$157	$185	$185
Commercial mortgages	2,390	2,390	2,390	2,390
Construction	2,000	2,000	2,000	2,000
Residential	—	—	138	138
Consumer	948	948	1,409	1,409
Total(1)(2)	$5,495	$5,495	$6,122	$6,122
(1)During the three and nine months ended September 30, 2022 the TDRs set forth in the table above resulted in a less than $0.1 million increase and a $0.3 million increase in the allowance for credit losses, respectively, and no additional charge-offs in either period. During the three and nine months ended September 30, 2022, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(2)The TDRs set forth in the table above did not occur as a result of the loan forbearance program under the CARES Act.
8. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.
Lessee
The Company's ongoing leases have remaining lease terms of less than one year to 22 years, which includes renewal options that are exercised at its discretion. The Company's lease terms to calculate the lease liability and right-of-use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right-of-use asset is included in Other liabilities and Other assets, respectively, in the unaudited Consolidated Statements of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the unaudited Consolidated Statements of Financial Condition. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the unaudited Consolidated Statements of Income. The Company accounts for lease components separately from nonlease components. The Company subleases certain real estate to third parties.
The components of operating lease cost were as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost (1)	$3,077	$4,900	$12,593	$15,289
Sublease income	(37)	(51)	(118)	(222)
Net lease cost	$3,040	$4,849	$12,475	$15,067
(1)Includes variable lease cost and short-term lease cost.
Supplemental information related to operating leases was as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Right-of-use assets	$127,020	$138,182
Lease liabilities	$147,102	$158,269

Lease term and discount rate
Weighted average remaining lease term (in years)	12.82	17.91
Weighted average discount rate	5.18%	4.25%

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	September 30, 2023
Remaining in 2023	$4,652
2024	17,259
2025	17,014
2026	16,176
2027	14,865
After 2027	135,220
Total lease payments	205,186
Less: Interest	(58,084)
Present value of lease liabilities	$147,102
Supplemental cash flow information related to operating leases was as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,041	$5,196	$14,235	$15,911
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	—	—	—	13,707
As of September 30, 2023, the Corporation had not entered into any material leases that have not yet commenced.
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
The components of direct finance lease income are summarized in the table below:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Direct financing leases:
Interest income on lease receivable	$13,682	$10,822	$39,200	$30,885
Interest income on deferred fees and costs, net	(1,643)	(925)	(4,479)	(2,422)
Total direct financing lease net interest income	$12,039	$9,897	$34,721	$28,463
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Lease receivables	$698,729	$642,369
Unearned income	(108,629)	(95,683)
Deferred fees and costs	15,598	12,295
Net investment in direct financing leases	$605,698	$558,981

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the nine months ended September 30, 2023, management determined based on its qualitative assessment that the fair values of our reporting units exceeded their carrying values, and no goodwill impairment existed during the nine months ended September 30, 2023.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Consolidated Company
December 31, 2022	$753,586	$—	$130,051	$883,637
Goodwill from business combinations(1)	—	—	2,261	2,261
September 30, 2023	$753,586	$—	$132,312	$885,898
(1)During the third quarter of 2023, BMCM acquired the business of a registered investment advisory firm.
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
September 30, 2023
Core deposits	$104,751	$(48,180)	$56,571	10 years
Customer relationships	73,880	(16,795)	57,085	7-15 years
Loan servicing rights(1)	12,201	(6,183)	6,018	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$193,732	$(71,158)	$122,574
December 31, 2022
Core deposits	$104,751	$(40,443)	$64,308	10 years
Customer relationships	68,281	(12,937)	55,344	7-15 years
Loan servicing rights(2)	11,118	(5,075)	6,043	10-25 years
Tradename	2,900	—	2,900	indefinite
Non-compete agreements	200	(200)	—	1 year
Total intangible assets	$187,250	$(58,655)	$128,595
(1)Includes a reversal of impairment losses of $0.2 million and less than $0.1 million for the three and nine months ended September 30, 2023, respectively.
(2)Includes impairment losses of $0.3 million for the year ended December 31, 2022.
The Company recognized amortization expense on intangible assets of $3.9 million and $11.6 million for the three and nine months ended September 30, 2023, respectively, compared to $3.9 million and $11.8 million for the three and nine months ended September 30, 2022, respectively.

The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	September 30, 2023
Remaining in 2023	$4,239
2024	16,793
2025	16,451
2026	15,775
2027	15,337
Thereafter	51,079
Total	$119,674
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
The value of the Company's mortgage servicing rights was $1.8 million and $2.1 million at September 30, 2023 and December 31, 2022, respectively, and the value of its SBA loan servicing rights was $4.2 million and $4.0 million at September 30, 2023 and December 31, 2022, respectively. Changes in the value of the Company's servicing rights resulted in a reversal of impairment losses of $0.2 million and less than $0.1 million for the three and nine months ended September 30, 2023, respectively, and impairment losses of $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the unaudited Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the unaudited Consolidated Statements of Income.
Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of September 30, 2023 or December 31, 2022. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.
10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Noninterest-bearing:
Noninterest demand	$4,913,517	$5,739,647
Total noninterest-bearing	$4,913,517	$5,739,647

Interest-bearing:
Interest-bearing demand	$3,027,780	$3,346,682
Savings	1,680,864	2,161,858
Money market	4,559,643	3,730,778
Customer time deposits	1,715,460	1,102,013
Brokered deposits	89,105	122,591
Total interest-bearing	11,072,852	10,463,922
Total deposits	$15,986,369	$16,203,569

11. INCOME TAXES
There were no unrecognized tax benefits as of September 30, 2023. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2019 through 2022 tax years are subject to examination as of September 30, 2023. The Company does not expect to record or realize any material unrecognized tax benefits during 2023.
The amortization of the low-income housing credit investments has been reflected as income tax expense of $1.4 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and $4.1 million and $3.6 million of such amortization has been reflected as income tax expense for the nine months ended September 30, 2023 and 2022, respectively.
The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the nine months ended September 30, 2023 were $3.5 million, $4.1 million and $1.4 million, respectively. The carrying value of the investment in affordable housing credits is $64.9 million at September 30, 2023, compared to $69.0 million at December 31, 2022.

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
The following tables present financial instruments carried at fair value as of September 30, 2023 and December 31, 2022 by level in the valuation hierarchy (as described above):

	September 30, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$454,664	$—	$454,664
FNMA MBS	—	2,913,412	—	2,913,412
FHLMC MBS	—	110,719	—	110,719
GNMA MBS	—	42,751	—	42,751
GSE agency notes	—	169,995	—	169,995
Other assets	—	203,083	23	203,106
Total assets measured at fair value on a recurring basis	$—	$3,894,624	$23	$3,894,647

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$196,821	$14,482	$211,303

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$21,741	$21,741
Other real estate owned	—	—	298	298
Loans held for sale	—	36,658	—	36,658
Total assets measured at fair value on a nonrecurring basis	$—	$36,658	$22,039	$58,697

	December 31, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$506,380	$—	$506,380
FNMA MBS	—	3,250,258	—	3,250,258
FHLMC MBS	—	121,999	—	121,999
GNMA MBS	—	36,138	—	36,138
GSE agency notes	—	178,285	—	178,285
Other assets	—	156,912	81	156,993
Total assets measured at fair value on a recurring basis	$—	$4,249,972	$81	$4,250,053

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$156,520	$17,102	$173,622

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$26,120	$26,120
Other real estate owned	—	—	833	833
Loans held for sale	—	42,985	—	42,985
Total assets measured at fair value on a nonrecurring basis	$—	$42,985	$26,953	$69,938
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $7.7 million at September 30, 2023 and $10.4 million at December 31, 2022, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following tables provide a description of the valuation techniques and significant unobservable inputs for the Company's financial instruments classified as Level 3 as of September 30, 2023 and December 31, 2022:

(Dollars in thousands)	September 30, 2023
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$21,741	Observed market comparable transactions	Period of observed transactions	May 2022
Other real estate owned	298	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	23	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (196 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	1	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (78 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	14,481	Discounted cash flow	Timing of Visa litigation resolution	1.00 - 5.00 years (3.20 years or 4Q 2025)

(Dollars in thousands)	December 31, 2022
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$26,120	Observed market comparable transactions	Period of observed transactions	May 2022
Other real estate owned	833	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	81	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 250 bps (205 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	2	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (158 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	17,100	Discounted cash flow	Timing of Visa litigation resolution	1.00 - 5.75 years (3.61 years or 4Q 2025)

The book value and estimated fair value of the Company's financial instruments are as follows:

		September 30, 2023		December 31, 2022
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$611,480	$611,480	$837,258	$837,258
Investment securities available-for-sale	Level 2	3,691,541	3,691,541	4,093,060	4,093,060
Investment securities held-to-maturity, net	Level 2	1,068,871	927,680	1,111,619	1,040,104
Other investments	Level 3	21,741	21,741	26,120	26,120
Loans, held for sale	Level 2	36,658	36,658	42,985	42,985
Loans and leases, net(1)	Level 3	12,502,404	12,454,772	11,759,992	11,567,888
Stock in FHLB of Pittsburgh	Level 2	12,199	12,199	24,116	24,116
Accrued interest receivable	Level 2	81,909	81,909	74,448	74,448
Other assets	Levels 2, 3	203,106	203,106	156,993	156,993
Financial liabilities:
Deposits	Level 2	$15,986,369	$15,951,775	$16,203,569	$16,156,124
Borrowed funds	Level 2	917,833	917,053	726,894	709,014
Standby letters of credit	Level 3	663	663	739	739
Accrued interest payable	Level 2	42,481	42,481	5,174	5,174
Other liabilities	Levels 2, 3	211,303	211,303	173,622	173,622
 (1) Includes reverse mortgage loans.
At September 30, 2023 and December 31, 2022 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of September 30, 2023.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	6	$500,000	Other assets	$5,508
Total		$500,000		$5,508
Derivatives not designated as hedging instruments:
Interest rate products		$2,226,251	Other assets	$196,508
Interest rate products		2,226,251	Other liabilities	(196,508)
Interest rate lock commitments with customers		32,747	Other assets	498
Interest rate lock commitments with customers		3,886	Other liabilities	(20)
Forward sale commitments		21,500	Other assets	203
Forward sale commitments		13,907	Other liabilities	(32)
FX forwards		16,687	Other assets	366
FX forwards		14,793	Other liabilities	(261)
Risk participation agreements sold		97,049	Other liabilities	(1)
Risk participation agreements purchased		115,520	Other assets	23
Financial derivatives related to sales of certain Visa Class B shares		113,177	Other liabilities	(14,481)
Total derivatives		$5,381,768		$(8,197)

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
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2023 and September 30, 2022.

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022
Interest rate products	$(1,608)	$—	$(2,752)	$—	Interest income
Total	$(1,608)	$—	$(2,752)	$—

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2023	2022	2023	2022
Interest rate products	$3,427	$674	$7,397	$5,599	Other income
Interest rate lock commitments with customers	(171)	(1,032)	116	(1,856)	Mortgage banking activities, net
Forward sale commitments	595	1,097	660	$5,120	Mortgage banking activities, net
FX forwards	97	54	126	95	Other income
Risk participation agreements	(317)	(1)	(330)	(191)	Other income
Total	$3,631	$792	$7,969	$8,767

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
During 2023, the Company purchased six interest rate floors at a premium of $9.7 million with an aggregate notional amount of $500.0 million to hedge variable cash flows associated with a variable rate loan pool through the third quarter of 2026. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of September 30, 2023, the Company determined the cash flow hedges remain highly effective. During the three and nine months ended September 30, 2023, $0.4 million and $0.6 million, respectively, of amortization expense on the premium was reclassified into interest income. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
In 2020, the Company terminated its three interest rate swaps that were designated as cash flow hedges for a net gain of $1.3 million, recognized in accumulated other comprehensive income. The derivatives were used to hedge the variable cash flows associated with a variable rate loan pool. Hedge accounting was discontinued, and the net gain in accumulated comprehensive income is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continued to be probable, the remaining net gain for the three and nine months ended September 30, 2023, of less than $0.1 million and $0.1 million was reclassified into interest income, respectively. As of September 30, 2023, this gain has been fully recognized and reclassified to interest income.
Derivatives Not Designated as Hedging Instruments:
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps with commercial loan customers wishing to manage interest rate risk. The Company then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of September 30, 2023, there were no fair value adjustments related to credit quality.
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

Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of September 30, 2023, there were no fair value adjustments related to credit quality.
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
Swap Guarantees
The Company entered into agreements with one unrelated financial institution whereby that financial institution entered into interest rate derivative contracts (interest rate swap transactions) directly with customers referred to them by the Company. Under the terms of the agreements, the financial institution has recourse to us for any exposure created under each swap transaction, only in the event that the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows us to provide access to interest rate swap transactions for our customers without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives.
At September 30, 2023 and December 31, 2022, there were 193 and 209 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $0.8 billion at September 30, 2023 and December 31, 2022. At September 30, 2023, the swap transactions remaining maturities ranged from under 1 year to 12 years. At September 30, 2023, none of these customer swaps were in a paying position to third parties, with our swap guarantees having a fair value of $7.7 million. At December 31, 2022, none of these customer swaps were in a paying position to third parties, with the Company's swap guarantees having a fair value of $10.4 million. However, for both periods, none of the Company's customers were in default of the swap agreements.
Credit-risk-related Contingent Features
The Company has agreements with certain derivative counterparties that contain a provision under which, if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $5.0 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements. If the Company had breached any of these provisions at September 30, 2023, it could have been required to settle its obligations under the agreements at the termination value.

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
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients through multiple integrated businesses. Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. The Bryn Mawr Trust Company of Delaware provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. Private Wealth Management serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and traditional banking services such as credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the bank’s charter, through a broker/dealer and as a registered investment advisor (RIA). It generates revenue through a percentage fee based on account assets, fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach.

The following tables show segment results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$245,520	$—	$5,619	$251,139	$183,107	$—	$3,458	$186,565
Noninterest income	18,371	21,231	33,066	72,668	17,585	15,416	29,650	62,651
Total external customer revenues	263,891	21,231	38,685	323,807	200,692	15,416	33,108	249,216
Inter-segment revenues:
Interest income	7,213	340	27,011	34,564	4,570	416	13,658	18,644
Noninterest income	7,384	499	190	8,073	6,906	431	222	7,559
Total inter-segment revenues	14,597	839	27,201	42,637	11,476	847	13,880	26,203
Total revenue	278,488	22,070	65,886	366,444	212,168	16,263	46,988	275,419
External customer expenses:
Interest expense	60,133	—	8,404	68,537	8,923	—	811	9,734
Noninterest expenses	105,655	15,524	18,510	139,689	104,817	9,646	18,454	132,917
Provision for (recovery of) credit losses	18,544	—	(130)	18,414	7,463	—	(9)	7,454
Total external customer expenses	184,332	15,524	26,784	226,640	121,203	9,646	19,256	150,105
Inter-segment expenses:
Interest expense	27,351	4,068	3,145	34,564	14,074	3,414	1,156	18,644
Noninterest expenses	689	1,391	5,993	8,073	653	1,185	5,721	7,559
Total inter-segment expenses	28,040	5,459	9,138	42,637	14,727	4,599	6,877	26,203
Total expenses	212,372	20,983	35,922	269,277	135,930	14,245	26,133	176,308
Income before taxes	$66,116	$1,087	$29,964	$97,167	$76,238	$2,018	$20,855	$99,111
Income tax provision				22,904				25,767
Consolidated net income				74,263				73,344
Net income (loss) attributable to noncontrolling interest				97				(38)
Net income attributable to WSFS				$74,166				$73,382
Supplemental Information
Capital expenditures for the period ended	$1,131	$—	$10	$1,141	$3,213	$16	$—	$3,229

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$703,210	$—	$16,081	$719,291	$481,683	$—	$9,039	$490,722
Noninterest income	46,610	59,402	96,654	202,666	63,833	37,500	93,921	195,254
Total external customer revenues	749,820	59,402	112,735	921,957	545,516	37,500	102,960	685,976
Inter-segment revenues:
Interest income	20,037	1,058	72,686	93,781	7,720	1,148	27,865	36,733
Noninterest income	21,545	1,455	389	23,389	20,103	1,220	569	21,892
Total inter-segment revenues	41,582	2,513	73,075	117,170	27,823	2,368	28,434	58,625
Total revenue	791,402	61,915	185,810	1,039,127	573,339	39,868	131,394	744,601
External customer expenses:
Interest expense	152,582	—	19,733	172,315	20,475	—	1,243	21,718
Noninterest expenses	314,751	43,562	55,674	413,987	361,949	25,383	54,091	441,423
Provision for credit losses	62,589	—	666	63,255	34,647	—	46	34,693
Total external customer expenses	529,922	43,562	76,073	649,557	417,071	25,383	55,380	497,834
Inter-segment expenses:
Interest expense	73,744	11,478	8,559	93,781	29,013	4,896	2,824	36,733
Noninterest expenses	1,844	4,221	17,324	23,389	1,789	3,436	16,667	21,892
Total inter-segment expenses	75,588	15,699	25,883	117,170	30,802	8,332	19,491	58,625
Total expenses	605,510	59,261	101,956	766,727	447,873	33,715	74,871	556,459
Income before taxes	$185,892	$2,654	$83,854	$272,400	$125,466	$6,153	$56,523	$188,142
Income tax provision				66,880				49,929
Consolidated net income				205,520				138,213
Net income attributable to noncontrolling interest				272				287
Net income attributable to WSFS				$205,248				$137,926
Supplemental Information
Capital expenditures for the period ended	$2,943	$—	$10	$2,953	$7,649	$16	$—	$7,665
The following table shows significant components of segment net assets as of September 30, 2023 and December 31, 2022:

	September 30, 2023				December 31, 2022
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$241,531	$327,417	$42,532	$611,480	$317,022	$476,850	$43,386	$837,258
Goodwill	753,586	—	132,312	885,898	753,586	—	130,051	883,637
Other segment assets	18,132,659	11,662	399,293	18,543,614	17,824,946	10,429	358,485	18,193,860
Total segment assets	$19,127,776	$339,079	$574,137	$20,040,992	$18,895,554	$487,279	$531,922	$19,914,755

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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There was one repurchase during the nine months ended September 30, 2023 for $0.8 million and two repurchases for $0.8 million during the same period in 2022.
Unfunded Lending Commitments
At September 30, 2023 and December 31, 2022, the allowance for credit losses of unfunded lending commitments was $12.1 million and $11.9 million, respectively. A provision expense of $0.1 million and $0.2 million was recognized during the three and nine months ended September 30, 2023, respectively, compared to a provision expense of $0.7 million and $0.6 million during the three and nine months ended September 30, 2022, respectively.

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

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges(1)	Net change in equity method investments	Total
Balance, June 30, 2023	$(550,890)	$(99,945)	$(4,571)	$(1,115)	$462	$(656,059)
Other comprehensive (loss) income	(127,523)	—	(3)	(1,608)	192	(128,942)
Less: Amounts reclassified from accumulated other comprehensive loss	—	4,366	(48)	(28)	—	4,290
Net current-period other comprehensive (loss) income	(127,523)	4,366	(51)	(1,636)	192	(124,652)
Balance, September 30, 2023	$(678,413)	$(95,579)	$(4,622)	$(2,751)	$654	$(780,711)

Balance, June 30, 2022	$(395,213)	$(119,649)	$(4,746)	$189	$541	$(518,878)
Other comprehensive (loss) income	(202,520)	(1)	(4)	—	25	(202,500)
Less: Amounts reclassified from accumulated other comprehensive loss	—	5,967	(27)	(41)	—	5,899
Net current-period other comprehensive (loss) income	(202,520)	5,966	(31)	(41)	25	(196,601)
Balance, September 30, 2022	$(597,733)	$(113,683)	$(4,777)	$148	$566	$(715,479)
(1)Includes amortization of net gain for cash flow hedges terminated as of April 1, 2020.

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges(1)	Net change in equity method investments	Total
Balance, December 31, 2022	$(563,533)	$(108,503)	$(4,482)	$108	$566	$(675,844)
Other comprehensive (loss) income	(114,880)	—	2	(2,752)	88	(117,542)
Less: Amounts reclassified from accumulated other comprehensive loss	—	12,924	(142)	(107)	—	12,675
Net current-period other comprehensive (loss) income	(114,880)	12,924	(140)	(2,859)	88	(104,867)
Balance, September 30, 2023	$(678,413)	$(95,579)	$(4,622)	$(2,751)	$654	$(780,711)

Balance, December 31, 2021	$(33,873)	$175	$(4,691)	$268	$353	$(37,768)
Other comprehensive (loss) income(2)	(563,860)	(119,769)	(4)	—	213	(683,420)
Less: Amounts reclassified from accumulated other comprehensive loss	—	5,911	(82)	(120)	—	5,709
Net current-period other comprehensive (loss) income	(563,860)	(113,858)	(86)	(120)	213	(677,711)
Balance, September 30, 2022	$(597,733)	$(113,683)	$(4,777)	$148	$566	$(715,479)
(1)Includes amortization of net gain for cash flow hedges terminated as of April 1, 2020.
(2)Includes $119.8 million, net of tax, of unrealized losses on transferred investment securities from available-for-sale to held-to-maturity.

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive loss as shown in the tables below:

	Three Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2023	2022
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	5,745	7,851	Net interest income
Income taxes	(1,379)	(1,884)	Income tax provision
Net of tax	4,366	5,967
Amortization of defined benefit pension plan-related items:
Prior service credits	(19)	(19)
Actuarial gains	(44)	(17)
Total before tax	(63)	(36)	Salaries, benefits and other compensation
Income taxes	15	9	Income tax provision
Net of tax	(48)	(27)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	(37)	(54)	Interest and fees on loans and leases
Income taxes	9	13	Income tax provision
Net of tax	(28)	(41)
Total reclassifications	$4,290	$5,899

	Nine Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Operations
	2023	2022
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	17,005	7,777	Net interest income
Income taxes	(4,081)	(1,866)	Income tax provision
Net of tax	12,924	5,911
Amortization of defined benefit pension plan-related items:
Prior service credits	(57)	(57)
Actuarial gains	(130)	(51)
Total before tax	(187)	(108)	Salaries, benefits and other compensation
Income taxes	45	26	Income tax provision
Net of tax	(142)	(82)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	(141)	(158)	Interest and fees on loans and leases
Income taxes	34	38	Income tax provision
Net of tax	(107)	(120)
Total reclassifications	$12,675	$5,709

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $20.0 billion in assets and $77.6 billion in assets under management (AUM) and assets under administration (AUA) at September 30, 2023, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 191 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, enriching the communities we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
As of September 30, 2023, we had six consolidated subsidiaries: WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
On January 1, 2023, WSFS completed the merger and brand conversion of WSFS Capital Management, LLC (West Capital) and Cypress Capital Management, LLC and renamed the combined entity Bryn Mawr Capital Management, LLC. BMCM is registered as an investment advisor with the U.S. Securities and Exchange Commission and is a wholly-owned subsidiary of WSFS.
Our banking business had a total loan and lease portfolio of $12.7 billion as of September 30, 2023, which was funded primarily through commercial relationships and consumer and customer generated deposits. We have built a $9.9 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide, and manages approximately $1.5 billion in total cash and services approximately 25,200 non-bank ATMs and 8,600 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports 592 branded ATMs for WSFS Bank Customers, which is one of the largest branded ATM networks in our market. On September 29, 2023, Cash Connect entered into an agreement to add approximately 8,000 units to its bailment ATM count, which is expected to close in 4Q 2023.

Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients through multiple integrated businesses. Combined, these businesses had $77.6 billion of AUM and AUA at September 30, 2023. Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. BMT-DE provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles. Private Wealth Management serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and traditional banking services such as credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the bank’s charter, through a broker/dealer and as a registered investment advisor (RIA). It generates revenue through a percentage fee based on account assets, fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach.
As of September 30, 2023, we service our customers primarily from 116 offices located in Pennsylvania (59), Delaware (40), New Jersey (14), Florida (1) and Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com and our mobile app.
Highlights and Other Notables Items for Three and Nine Months Ended September 30, 2023
•Three Months Ended September 30, 2023
◦BMCM expanded into southern Delaware and established a new presence in Boca Raton, Florida, after an acquisition of a woman-founded, owned and managed registered investment advisory firm based in Rehoboth Beach, Delaware.
◦In August 2023, Kroll Bond Rating Agency (KBRA) reaffirmed the senior unsecured debt rating of A-, subordinated debt rating of BBB+, and a short term debt rating of K2 for the Company. The Bank received A ratings for both senior unsecured debt and deposit, a subordinated debt rating of A-, and the short-term debt and deposit ratings of K1.
◦WSFS repurchased 386,900 shares of common stock under the Company's share repurchase programs at an average price of $40.67 per share, for an aggregate purchase price of approximately $15.7 million.
◦The Board of Directors approved a $0.15 per share quarterly cash dividend.
◦The Bank and the Company continue to be well above well-capitalized across all measures of regulatory capital, with total common equity tier 1 capital of 13.26% and 12.75%, respectively, and total risk-based capital of 14.43% and 14.82%, respectively.
•Nine Months Ended September 30, 2023
◦Net loans and leases grew $742.4 million, or 8% annualized, compared to December 31, 2022.
◦The allowance for credit losses (ACL) on loans and leases increased $24.1 million when compared to December 31, 2022, primarily due to impact from the economic forecast and net loan originations.
◦During the nine months ended September 30, 2023, WSFS had capital returns of $69.9 million to stockholders, comprised of $42.3 million from share repurchases and $27.6 million from quarterly dividends.
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
◦During the year, we held our first-ever "We Stand for Service Day", during which approximately 1,200 of our Associates provided nearly 5,000 hours of service to more than 80 nonprofit and community organizations across the Greater Philadelphia, Southern New Jersey and Delaware region.

FINANCIAL CONDITION
Total assets increased $126.2 million to $20.0 billion at September 30, 2023 compared to December 31, 2022. This increase is primarily comprised of the following:
•Net loans and leases held for investment increased $742.4 million primarily due to increases of $294.6 million in commercial mortgages, $146.2 million in consumer loans primarily from our consumer partnerships, $114.6 million in owner-occupied commercial loans, and $96.2 million in residential loans.
•Other assets increased $84.4 million, primarily due to a $40.4 million increase due to fair value changes of derivatives from our capital markets business and a $32.2 million increase on our deferred tax asset related to unrealized losses on available-for-sale securities.
•Total investment securities decreased $444.3 million:
◦Investment securities, available-for-sale decreased $401.5 million primarily due to repayments, maturities and calls of $269.2 million and decreased market values of $151.2 million, partially offset by purchases of $21.1 million.
◦Investment securities, held-to-maturity decreased $42.7 million, primarily due to repayments, maturities and calls of $57.8 million, partially offset by $17.0 million of amortization of net unrealized losses on available-for-sale securities transferred to held-to-maturity.
•Total cash and cash equivalents decreased $225.8 million, primarily due to decreases in customer deposits, increased lending activity, and the redemption of the 2025 Notes, partially offset by an increase in other borrowed funds.
•Stock in FHLB decreased $11.9 million due to a decrease in the borrowing activity.
Total liabilities increased $92.7 million to $17.8 billion at September 30, 2023 compared to December 31, 2022. This increase is primarily comprised of the following:
•Other borrowed funds increased $545.6 million primarily due to $565.0 million borrowed from the Bank Term Funding Program (BTFP) as a result of favorable terms and pricing.
•Other liabilities increased $81.7 million, primarily due to a $72.9 million increase in capital markets derivative collateral, and a $40.3 million increase in the fair value of derivatives from our capital markets business, partially offset by a $12.4 million reduction in accrued expenses primarily due to compensation activity, an $11.2 million reduction in lease liabilities due to scheduled and accelerated amortization related to branch closures during the year, and a $7.9 million decrease in accrued taxes.
•FHLB advances decreased $350.0 million due to the repayment of fixed rate FHLB term advances as part of our routine balance sheet management.
•Customer deposits decreased $183.7 million primarily due to decreases in our small business and commercial lines of business, partially offset by wealth and consumer deposits.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited)."
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS increased $37.7 million between December 31, 2022 and September 30, 2023. This increase was primarily due to $205.2 million of earnings, partially offset by an increase of $104.9 million in accumulated other comprehensive loss driven by market value decreases on available-for-sale mortgage-backed securities, $42.3 million from the repurchase of shares of common stock under our stock repurchase plan, and the payment of dividends on our common stock of $27.6 million.
During the three months ended September 30, 2023, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock. This dividend will be paid on November 17, 2023 to stockholders of record as of November 3, 2023.

Book value per share of common stock was $36.93 at September 30, 2023, an increase of $1.14 from $35.79 at December 31, 2022. Tangible book value per share of common stock (a non-GAAP financial measure) was $20.33 at September 30, 2023, an increase of $0.97 from $19.36 at December 31, 2022.  We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."
The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of September 30, 2023:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,314,101	14.43%	$1,282,652	8.00%	$1,603,315	10.00%
WSFS Financial Corporation	2,379,208	14.82	1,284,609	8.00	1,605,762	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,125,926	13.26	961,989	6.00	1,282,652	8.00
WSFS Financial Corporation	2,047,229	12.75	963,457	6.00	1,284,609	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,125,926	13.26	721,492	4.50	1,042,155	6.50
WSFS Financial Corporation	2,047,229	12.75	722,593	4.50	1,043,745	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,125,926	10.72	793,596	4.00	991,995	5.00
WSFS Financial Corporation	2,047,229	10.31	794,475	4.00	993,094	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of September 30, 2023, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, WSFS separately held $201.3 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

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
As of September 30, 2023, the Company had $0.6 billion in cash, cash equivalents, and restricted cash. As of September 30, 2023, our estimated uninsured deposits were $5.8 billion, or 37% of total customer deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $4.4 billion, or 28% of total customer deposits.
As of September 30, 2023, the Company had a readily available, secured borrowing capacity of $5.3 billion from the FHLB, $0.7 billion through the Federal Reserve Discount Window, and $1.0 billion through the BTFP. In addition, the Company had $1.3 billion in unpledged securities that could be used to support additional borrowings and $0.1 billion of cash deposited with the Federal Reserve Bank. The Company’s readily available, secured borrowing capacity to estimated unprotected deposits ratio is 188%.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At September 30, 2023, we had $205.2 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 22 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases see Note 8 to the unaudited Consolidated Financial Statements. At September 30, 2023, we had obligations for principal payments on long-term debt including $67.0 million for our trust preferred borrowings, due June 1, 2035, $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027, and $150.0 million for our senior debt, due December 15, 2030. Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the Trusts), which were acquired from Bryn Mawr Bank Corporation, were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Company’s Consolidated Financial Statements. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures owed to the Trusts with a carrying value of $11.8 million each, totaling $23.6 million. The Company records its investments in the Trusts’ common securities of $0.4 million each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities. We are also contractually obligated to make interest payments on our long-term debt through their respective maturities.
Commitments to extend credit provide for financing on predetermined terms as long as the customer continues to meet specific criteria. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2023, the Company had total commitments to extend credit of $4.0 billion, which are generally one year commitments.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Nonaccruing loans(1):
Commercial and industrial	$26,295	$6,770
Owner-occupied commercial	15,147	386
Commercial mortgages	6,706	5,159
Construction	4,828	5,143
Residential	2,531	3,199
Consumer	1,953	2,145
Total nonaccruing loans	57,460	22,802
Other real estate owned	298	833
Troubled debt restructurings (accruing)(2)	—	19,737
Total nonperforming assets	$57,758	$43,372
Past due loans:
Commercial	$3,135	$1,022
Consumer(3)	11,222	15,513
Total past due loans	$14,357	$16,535
Troubled loans:
Commercial	$67,962	$—
Residential	613	—
Consumer	9,611	—
Total troubled loans	$78,186	$—
Ratio of allowance for credit losses to total loans and leases(4)	1.28%	1.17%
Ratio of nonaccruing loans to total gross loans and leases(5)	0.45	0.19
Ratio of nonperforming assets to total assets	0.29	0.22
Ratio of allowance for credit losses to nonaccruing loans	306	666
Ratio of allowance for credit losses to total nonperforming assets(6)	305	350
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
(6)Excludes acquired PCD loans.
Nonperforming assets increased $14.4 million between December 31, 2022 and September 30, 2023. This increase was primarily due to the addition of six commercial relationships, partially offset by the adoption of ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ratio of nonperforming assets to total assets decreased from 0.22% at December 31, 2022 to 0.29% at September 30, 2023.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Beginning balance	$43,372	$33,133
Additions	75,216	24,513
Collections	(16,487)	(15,909)
Transfers to accrual(1)	(20,263)	(922)
Charge-offs	(24,080)	(3,498)
Ending balance	$57,758	$37,317
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
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At September 30, 2023, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $81.2 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 100.96% at September 30, 2023 compared with 116.93% at December 31, 2022. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 0.41% at September 30, 2023 compared with 6.29% at December 31, 2022.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	15.1%	24.23%	18.5%	27.54%
+200	10.0%	23.33%	12.3%	26.44%
+100	5.0%	22.36%	6.1%	25.22%
+50	2.5%	21.83%	3.1%	24.56%
+25	1.2%	21.56%	1.5%	24.22%
—	—%	21.29%	—%	23.87%
-25	(1.2)%	20.99%	(1.6)%	23.50%
-50	(2.5)%	20.70%	(3.3)%	23.10%
-100	(5.0)%	20.10%	(6.8)%	22.20%
'-200	(10.1)%	18.60%	(14.0)%	20.20%
'-300	(15.2)%	17.00%	(21.2)%	17.90%
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

RESULTS OF OPERATIONS
Three months ended September 30, 2023: Net income for the three months ended September 30, 2023 was $74.2 million, compared to $73.4 million for the three months ended September 30, 2022.
•Net interest income increased $5.8 million primarily due to the rising interest rate environment and balance sheet size and mix. See “Net Interest Income” for further information.
•Our provision for credit losses increased $11.0 million primarily due to net loan growth and downgrades, partially offset by the impact of the economic forecast. See “Allowance for Credit Losses” for further information.
•Noninterest income increased $10.0 million primarily due to increases in income from Cash Connect®, Wealth Management fee income, and capital markets income. These increases were partially offset by decreases in other banking fees. See “Noninterest Income” for further information.
•Noninterest expense increased $6.8 million primarily due to higher variable operating costs from Cash Connect®, salaries and benefits costs, and professional fees, partially offset by a decrease in net corporate development and restructuring costs.
•Income tax provision decreased $2.9 million primarily due to the $1.9 million decrease in pre-tax income and higher projected tax benefits from our lower income housing tax credit investments, partially offset by the impacts of non-deductible goodwill written off during the sale of the BMTIA business.
Nine months ended September 30, 2023: Net income for the nine months ended September 30, 2023 was $205.2 million, compared to $137.9 million for the nine months ended September 30, 2022.
•Net interest income increased $78.0 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to the reasons described above. See “Net Interest Income” for further information.
•Our provision for credit losses for the nine months ended September 30, 2023 increased $28.6 million compared to the nine months ended September 30, 2022, due to the impacts of the economic uncertainty and forecast. See “Allowance for Credit Losses” for further information.
•Noninterest income for the nine months ended September 30, 2023 increased $7.4 million compared to the nine months ended September 30, 2022, primarily due to increases in income from Cash Connect®, Wealth Management fee income, and capital markets income. These increases were partially offset by decreases in other banking fees and mortgage banking activities, and unrealized gains on equity investments and income from BMTIA (business sold in 2022). See “Noninterest Income” for further information.
•Noninterest expense decreased $27.4 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a decrease in net corporate development and restructuring costs, partially offset by increases in other operating expense driven by Cash Connect®, salaries and benefits costs, and professional fees. See “Noninterest Expense” for further information.
•Income tax provision for the nine months ended September 30, 2023 increased $17.0 million compared to the nine months ended September 30, 2022, primarily due to the $84.3 million increase in pre-tax income.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,107,501	$90,098	7.01%	$4,895,972	$67,060	5.45%
Commercial real estate loans	4,611,968	82,040	7.06	4,262,599	53,096	4.94
Residential loans	841,510	10,698	5.09	769,151	8,379	4.36
Consumer loans	1,940,418	34,972	7.15	1,594,673	23,384	5.82
Loans held for sale	54,072	1,095	8.03	66,103	968	5.81
Total loans and leases	12,555,469	218,903	6.92	11,588,498	152,887	5.24
Mortgage-backed securities(3)	4,602,107	26,654	2.32	5,243,169	28,338	2.16
Investment securities(3)	364,565	2,180	2.64	361,113	1,981	2.57
Other interest-earning assets	251,273	3,402	5.37	460,124	3,359	2.90
Total interest-earning assets	$17,773,414	$251,139	5.61%	$17,652,904	$186,565	4.21%
Allowance for credit losses	(173,052)			(143,943)
Cash and due from banks	277,780			242,734
Cash in non-owned ATMs	363,131			603,780
Bank-owned life insurance	101,411			100,863
Other noninterest-earning assets	1,922,080			1,779,411
Total assets	$20,264,764			$20,235,749
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,955,613	$7,156	0.96%	$3,370,158	$2,179	0.26%
Savings	1,750,809	1,521	0.34	2,287,227	185	0.03
Money market	4,499,909	34,639	3.05	3,833,113	2,907	0.30
Customer time deposits	1,661,885	12,828	3.06	1,083,290	1,230	0.45
Total interest-bearing customer deposits	10,868,216	56,144	2.05	10,573,788	6,501	0.24
Brokered deposits	88,594	1,111	4.98	24,184	142	2.33
Total interest-bearing deposits	10,956,810	57,255	2.07	10,597,972	6,643	0.25
Federal Home Loan Bank advances	11,576	167	5.72	4,979	42	3.35
Trust preferred borrowings	90,557	1,764	7.73	90,361	951	4.18
Senior and subordinated debt	218,304	2,453	4.49	248,332	2,061	3.32
Other borrowed funds(4)	604,156	6,898	4.53	39,745	37	0.37
Total interest-bearing liabilities	$11,881,403	$68,537	2.29%	$10,981,389	$9,734	0.35%
Noninterest-bearing demand deposits	5,248,931			6,319,755
Other noninterest-bearing liabilities	813,858			589,817
Stockholders’ equity	2,327,853			2,347,178
Noncontrolling interest	(7,281)			(2,390)
Total liabilities and stockholders’ equity	$20,264,764			$20,235,749
Excess of interest-earning assets over interest-bearing liabilities	$5,892,011			$6,671,515
Net interest income		$182,602			$176,831
Interest rate spread			3.32%			3.86%
Net interest margin			4.08%			3.99%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

	Nine months ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,038,365	$256,915	6.83%	$4,860,079	$176,476	4.87%
Commercial real estate loans	4,507,845	231,886	6.88	4,263,906	137,183	4.30
Residential loans	805,424	28,710	4.75	799,980	26,810	4.47
Consumer loans	1,899,370	100,015	7.04	1,472,878	57,900	5.26
Loans held for sale	47,827	2,985	8.34	69,068	2,741	5.31
Total loans and leases	12,298,831	620,511	6.75	11,465,911	401,110	4.68
Mortgage-backed securities(3)	4,729,796	81,310	2.29	5,253,248	78,828	2.00
Investment securities	370,573	6,599	2.71	325,960	4,642	2.21
Other interest-earning assets	279,373	10,871	5.20	1,124,922	6,142	0.73
Total interest-earning assets	$17,678,573	$719,291	5.45%	$18,170,041	$490,722	3.62%
Allowance for credit losses	(165,807)			(138,532)
Cash and due from banks	254,702			240,421
Cash in non-owned ATMs	390,474			560,202
Bank-owned life insurance	101,350			100,659
Other noninterest-earning assets	1,904,597			1,728,847
Total assets	$20,163,889			$20,661,638
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$3,045,247	$18,705	0.82%	$3,384,443	$3,701	0.15%
Savings	1,895,379	4,119	0.29	2,276,861	506	0.03
Money market	4,168,793	81,795	2.62	3,969,219	5,063	0.17
Customer time deposits	1,506,980	29,418	2.61	1,132,489	3,826	0.45
Total interest-bearing customer deposits	10,616,399	134,037	1.69	10,763,012	13,096	0.16
Brokered deposits	246,544	8,464	4.59	40,866	441	1.44
Total interest-bearing deposits	10,862,943	142,501	1.75	10,803,878	13,537	0.17
Federal Home Loan Bank advances	133,143	5,135	5.16	1,678	42	3.35
Trust preferred borrowings	90,510	4,954	7.32	90,313	2,146	3.18
Senior debt	223,192	7,360	4.40	248,448	5,939	3.19
Other borrowed funds(4)	377,050	12,365	4.38	36,401	54	0.20
Total interest-bearing liabilities	$11,686,838	$172,315	1.97%	$11,180,718	$21,718	0.26%
Noninterest-bearing demand deposits	5,421,479			6,466,720
Other noninterest-bearing liabilities	753,067			526,945
Stockholders’ equity	2,307,002			2,489,860
Noncontrolling interest	(4,497)			(2,605)
Total liabilities and stockholders’ equity	$20,163,889			$20,661,638
Excess of interest-earning assets over interest-bearing liabilities	$5,991,735			$6,989,323
Net interest and dividend income		$546,976			$469,004
Interest rate spread			3.48%			3.36%
Net interest margin			4.15%			3.46%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

Three months ended September 30, 2023: During the three months ended September 30, 2023, net interest income increased $5.8 million from the three months ended September 30, 2022 primarily due to the rising interest rate environment and balance sheet size and mix. Net interest margin was 4.08% for the third quarter of 2023, a 9 basis point increase compared to 3.99% for the third quarter of 2022 due to a favorable increase of 14 basis points from loan growth and mix, partially offset by a decrease of 4 basis points due to increasing deposit betas and 1 basis point from purchase accounting accretion.
Nine months ended September 30, 2023: During the nine months ended September 30, 2023, net interest income increased $78.0 million from the nine months ended September 30, 2022. This increase included $79.9 million from balance sheet size and mix and the benefits of our asset sensitive balance sheet, partially offset by a $1.9 million decrease in purchase accounting accretion. Net interest margin was 4.15% for the nine months ended September 30, 2023, a 69 basis point increase compared to 3.46% for the nine months ended September 30, 2022 reflecting a 40 basis point increase due to our asset-sensitive balance sheet and a 30 basis point increase due to loan growth and mix, partially offset by 1 basis point from purchase accounting accretion.
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
During the three months ended September 30, 2023, we recorded a provision for credit losses of $18.4 million, a net change of $11.0 million, as compared with the provision for credit losses of $7.5 million for the three months ended September 30, 2022. This increase was primarily due to net loan growth and downgrades, partially offset by the impact of the economic forecast.
During the nine months ended September 30, 2023, we recorded a provision for credit losses of $63.3 million, a net change of $28.6 million, as compared with the provision for credit losses of $34.7 million for the nine months ended September 30, 2022. This increase was primarily due to the impact of the economic uncertainty and forecast.
The allowance for credit losses increased to $176.0 million at September 30, 2023 from $151.9 million at December 31, 2022. The ratio of allowance for credit losses to total loans and leases was 1.28% at September 30, 2023 and 1.17% at December 31, 2022.

The following tables detail the allocation of the ACL and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of September 30, 2023
Allowance for credit losses	$61,670	$7,850	$33,187	$11,317	$5,351	$56,613	$175,988
% of ACL to total ACL	35%	5%	19%	6%	3%	32%	100%
Loan portfolio balance	$3,249,737	$1,924,171	$3,645,723	$1,043,568	$855,340	$1,957,082	$12,675,621
% to total loans and leases	26%	15%	29%	8%	7%	15%	100%
Three months ended September 30, 2023
Charge-offs	$10,675	$—	$300	$—	$—	$5,872	$16,847
Recoveries	2,124	14	1	1	55	357	2,552
Net charge-offs (recoveries)	$8,551	$(14)	$299	$(1)	$(55)	$5,515	$14,295
Average loan balance	$3,217,096	$1,890,404	$3,612,027	$999,941	$838,556	$1,940,418	$12,498,442
Ratio of net charge-offs (recoveries) to average gross loans	1.05%	NMF	0.03%	NMF	(0.03)%	1.13%	0.45%
Nine months ended September 30, 2023
Charge-offs	$30,496	$184	$300	$—	$33	$15,374	$46,387
Recoveries	5,554	50	4	532	211	906	7,257
Net charge-offs (recoveries)	$24,942	$134	$296	$(532)	$(178)	$14,468	$39,130
Average loan balance	$3,180,688	$1,857,677	$3,509,036	$998,809	$802,584	$1,899,370	$12,248,164
Ratio	1.05%	0.01%	0.01%	(0.07)%	(0.03)%	1.02%	0.43%
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of December 31, 2022
Allowance for credit losses	$59,394	$6,019	$21,473	$6,987	$4,668	$53,320	$151,861
% of ACL to total ACL	39%	4%	14%	5%	3%	35%	100%
Loan portfolio balance	$3,134,326	$1,809,582	$3,351,084	$1,044,049	$759,465	$1,810,930	$11,909,436
% to total loans and leases	26%	15%	28%	9%	7%	15%	100%
Year ended December 31, 2022
Charge-offs	$19,004	$179	$581	$—	$186	$7,520	$27,470
Recoveries	6,112	278	223	2,567	665	793	10,638
Net charge-offs (recoveries)	$12,892	$(99)	$358	$(2,567)	$(479)	$6,727	$16,832
Average loan balance	$3,043,836	$1,831,428	$3,319,687	$962,082	$787,273	$1,543,704	$11,488,010
Ratio of net charge-offs (recoveries) to average gross loans	0.42%	(0.01)%	0.01%	(0.27)%	(0.06)%	0.44%	0.15%
(1)Includes commercial small business leases.
(2)Excludes reverse mortgages.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 7 to the unaudited Consolidated Financial Statements and "Nonperforming Assets" above for further information.
Noninterest Income
Three months ended September 30, 2023: During the three months ended September 30, 2023, noninterest income was $72.7 million, an increase of $10.0 million from $62.7 million during the three months ended September 30, 2022. The increase was primarily driven by $5.8 million from Cash Connect®, $3.8 million in Wealth Management fees, and $2.8 million in capital markets income. Partially offsetting these increases was a $3.7 million decrease in other banking fees from lower returns on derivative collateral as a result of funding optimization and lower income from our consumer lending partnerships.

Nine months ended September 30, 2023: During the nine months ended September 30, 2023, noninterest income was $202.7 million, an increase of $7.4 million from $195.3 million during the nine months ended September 30, 2022. This increase was primarily driven by $21.9 million from Cash Connect®, $2.6 million in Wealth Management fees, and $2.4 million in capital markets income. These increases were partially offset by an $11.1 million decrease in other banking fees and a $2.8 million decrease in mortgage banking activities. In addition to these decreases, we recognized $6.0 million of unrealized gains on equity investments and $2.6 million from BMTIA in 2022.
For further information, see Note 3 to the unaudited Consolidated Financial Statements.
Noninterest Expense
Three months ended September 30, 2023: During the three months ended September 30, 2023, noninterest expense was $139.7 million, an increase of $6.8 million from $132.9 million for the three months ended September 30, 2022. The increase was primarily due to $6.3 million in other operating expense driven by higher variable operating costs from Cash Connect®, $2.2 million from salaries and benefits costs, and $1.1 million from professional fees. These increases were partially offset by a $2.5 million decrease in net corporate development and restructuring costs.
Nine months ended September 30, 2023: During the nine months ended September 30, 2023, noninterest expense was $414.0 million, a decrease of $27.4 million from $441.4 million for the nine months ended September 30, 2022. The decrease was primarily due to a $61.6 million decrease in net corporate development and restructuring costs, partially offset by increases of $20.8 million in other operating expense driven by higher variable operating costs from Cash Connect®, $8.3 million in salaries and benefits costs, and $2.9 million in professional fees.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $22.9 million and $66.9 million during the three and nine months ended September 30, 2023, respectively, compared to income tax expense of $25.8 million and $49.9 million for the same periods in 2022, respectively.
Our effective tax rate was 23.6% and 24.6% for the three and nine months ended September 30, 2023, respectively, compared to 26.0% and 26.5% for the same periods in 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2023 decreased primarily due to an increase in projected tax benefits from our low-income housing tax credit investments as well as a reduction in state income taxes. In addition, we incurred $0.4 million of tax expense related to nondeductible merger costs incurred in the nine months ended September 30, 2022 combined with $1.9 million of tax expense related to nondeductible goodwill written off during the sale of the BMTIA business that occurred in that same period.
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

(Dollars and share amounts in thousands, except per share amounts)	September 30, 2023	December 31, 2022
Stockholders’ equity of WSFS	$2,242,795	$2,205,113
Less: Goodwill and other intangible assets	1,008,472	1,012,232
Tangible common equity (numerator)	$1,234,323	$1,192,881
Shares of common stock outstanding (denominator)	60,728	61,612
Book value per share of common stock	$36.93	$35.79
Goodwill and other intangible assets	16.60	16.43
Tangible book value per share of common stock	$20.33	$19.36
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
Critical accounting estimates at September 30, 2023 did not significantly change from our critical accounting estimates at December 31, 2022, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at September 30, 2023 did not significantly change from our recent regulatory developments at December 31, 2022, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below.
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
Small Business Lending Data Collection Rule
On March 30, 2023, the CFPB finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. The rule was scheduled to take effect on August 29, 2023, and requires compliance by October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered small business loans that a covered lender originates. On July 31, 2023, the U.S. District Court for the Southern District of Texas ordered the CFPB not to implement or enforce the rule against the plaintiff trade associations in Texas Bankers Ass'n, et al, v. CFPB, et al, No. 7:23-cv-00144, and their members, which include WSFS Bank. The Company is evaluating the impact of the new rule and related court rulings.
Transition from London Inter-Bank Offered Rate (LIBOR)
LIBOR, a benchmark interest rate that was widely referenced in the past, is no longer published as of June 30, 2023. Financial market regulators had taken steps in previous years to prepare for the transition away from LIBOR and to encourage banks and other market participants to do the same. The United Kingdom Financial Conduct Authority (FCA) caused several LIBOR settings to cease publication after December 31, 2021 and the remaining settings to cease publication after June 30, 2023.
The Adjustable Interest Rate (LIBOR) Act and implementing regulations of the Federal Reserve created a set of default rules for preexisting contracts that reference LIBOR, and created a safe harbor from liability for persons who elected to use the Secured Overnight Financing Rate (SOFR) as the replacement rate in a contract that references LIBOR.
The Company’s commercial and consumer businesses used various products that were indexed to LIBOR. Most of these instruments gave the Company discretion to determine a replacement benchmark rate when LIBOR became unavailable.
This discretion combined with the LIBOR Act's safe harbor allowed the Company to select and migrate to SOFR as a replacement to LIBOR in the first quarter of 2022. Currently, the Company's new variable rate loan products are primarily originated in SOFR.
Third-Party Risk Management Guidance
On June 6, 2023, the FDIC, the Federal Reserve and the OCC issued final guidance providing sound principles that support a risk-based approach to third-party risk management. The Company is evaluating the impact of this guidance on its practices.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
The information required by this Item is incorporated herein by reference to the information provided in Part I Item 2 (Interest Rate Sensitivity) of this Quarterly Report on Form-10-Q.
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

(b)Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2023.

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
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2023.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	36,000	$43.82	36,000	5,933,493
August 1, 2023 - August 28, 2023	209,000	41.45	209,000	5,724,493
September 1, 2023 - September 31, 2023	141,900	38.72	141,900	5,582,593
Total	386,900	$40.67	386,900
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
10.1
WSFS Financial Corporation's 2018 Incentive Plan, as amended on May 16, 2023, is incorporated herein by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14-A for the 2023 Annual Meeting of Stockholders

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 3, 2023, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: November 3, 2023	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2023	/s/ Arthur J. Bacci
Arthur J. Bacci
Executive Vice President, Chief Wealth Officer and
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)