Form 10-K
period 2023-12-31
WSFS FINANCIAL CORP
filed 2024-02-29
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15. U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on Nasdaq as of June 30, 2023, was $2,282,293,260. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the registrant's outstanding common stock.
As of February 26, 2024, there were issued and outstanding 60,280,040 shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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
•the impacts related to or resulting from bank failures and other economic industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions;
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
•the impact of changes in interest rates and the credit quality and strength of underlying collateral and the effect of such changes on the market value of the Company’s investment securities portfolio, which could impact market confidence in our operations;
•the credit risk associated with the substantial amount of commercial real estate, commercial and industrial, and construction and land development loans in the Company's loan portfolio;
•the extensive federal and state regulation, supervision and examination governing almost every aspect of the Company’s operations, and potential expenses associated with complying with such regulations;
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
•the success of the Company's growth plans across our WSFS Bank, Cash Connect® and/or Wealth Management segments;
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
•failure of the financial and/or operational controls of the Company’s Cash Connect® and/or Wealth Management segments;
•adverse judgments or other resolution of pending and future legal proceedings, and cost incurred in defending such proceedings;
•the Company's reliance on third parties for certain important functions, including the operation of its core systems, and any failures by such third parties;
•system failures or cybersecurity incidents or other breaches of the Company’s network security, particularly given remote working arrangements;
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
•possible changes in market valuations and/or the speed of prepayments of mortgage-backed securities (MBS) due to changes in the interest rate environment and the related acceleration of premium amortization on prepayments in the event that prepayments accelerate;
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

PART I
ITEM 1. BUSINESS
OUR BUSINESS
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company's subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $20.6 billion in assets and $84.3 billion in assets under management (AUM) and assets under administration (AUA) at December 31, 2023, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions.
A fixture in the community, WSFS Bank has been in operation for more than 191 years. In addition to its focus on stellar customer experiences, WSFS Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused and locally-managed community banking and wealth franchise, complemented by nationwide businesses. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, enriching the Communities we serve” focuses on exceeding Customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates. As of December 31, 2023, we serviced our Customers primarily from our 114 offices located in Pennsylvania (57), Delaware (40), New Jersey (14), Florida (1), Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com and our mobile app.
Subsidiaries
As of December 31, 2023, the Company had six consolidated subsidiaries: WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC.
•BMT-DE, a Delaware state chartered non-depository trust company, supplements our existing Wealth Management segment by offering Delaware advantage trust services including directed trusts, asset protection trusts and dynasty trusts via centers of influence such as estate planning attorneys. BMT-DE has approximately $53.0 billion in AUM and AUA at December 31, 2023.
•BMCM is a registered investment adviser and provides fee-only asset management services. On January 1, 2023, WSFS subsidiaries Cypress Capital Management, LLC and West Capital Management, LLC merged and rebranded as BMCM. In the third quarter of 2023, BMCM expanded its business in Southern Delaware and established a new presence in Boca Raton, Florida with the acquisition of a registered investment advisory firm's business based in Rehoboth Beach, Delaware. BMCM had approximately $3.3 billion in AUM and AUA at December 31, 2023.
•Powdermill® provides multi-family office services to affluent clientele in the local community and throughout the U.S.
•WSFS SPE Services, LLC provides commercial domicile services which include providing employees, directors, subleases of office facilities and registered agent services in Delaware and Nevada.
•601 Perkasie, LLC was formed to hold certain tax credit investments.

As of December 31, 2023, WSFS Bank had two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), and 1832 Holdings, Inc. WSFS Bank had one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
•BEFC, a small equipment and fixed assets leasing company, was acquired during the Beneficial Bancorp, Inc. (Beneficial) acquisition. Subsequent to the Beneficial acquisition, BEFC ceased origination of new leases and its leasing operations were combined with NewLane Finance®, described below.
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
As of December 31, 2023, WSFS had three unconsolidated subsidiaries, WSFS Capital Trust III (the Trust), Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II.
•The Trust was formed in 2005 to issue $67.0 million aggregate principal amount of Pooled Floating Rate Capital Securities. These securities are currently callable and have a maturity date of June 1, 2035. The proceeds from this issue were used to fund the redemption of $51.5 million Floating Rate WSFS Capital Trust I Preferred Securities (formerly, WSFS Capital Trust I). WSFS Capital Trust I invested all of the proceeds from the sale of the Pooled Floating Rate Capital Securities in our Junior Subordinated Debentures. Although WSFS owns $2.0 million of the common securities of the Trust, the Trust is not consolidated into the Company’s Consolidated Financial Statements as the Company is not deemed to be the primary beneficiary of the entity.
•Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the RBC Trusts), which were acquired from Bryn Mawr Bank Corporation. The RBC Trusts were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements as the Company is not deemed to be the primary beneficiary of these entities.
Segment Information
For financial reporting purposes, our business has three segments: WSFS Bank, Cash Connect® and Wealth Management. The WSFS Bank segment provides loans and leases, deposits and other financial products to commercial and consumer customers. Cash Connect® provides ATM vault cash, smart safe and cash logistics services in the U.S, servicing non-bank ATMs and smart safes nationwide and supporting ATMs for WSFS Bank Customers with one of the largest branded ATM networks in our region. The Wealth Management segment provides a broad array of planning and advisor services, investment management, personal and institutional trust services, and credit and deposit products to individuals, corporate, and institutional clients.
WSFS Bank
As of December 31, 2023, WSFS Bank's banking business had a total loan and lease portfolio of $12.8 billion. We have built a $9.9 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We fund our lending businesses primarily with deposits generated through commercial relationships and consumer deposits, as well as through our digital banking platforms.
WSFS Bank also offers a broad variety of consumer loan products, retail securities and insurance brokerage services through our branches, and mortgage and title services through WSFS Mortgage®. Our WSFS Mortgage® business is a mortgage banking company and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.
Cash Connect®
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide. As of December 31, 2023, Cash Connect® manages approximately $1.9 billion in total cash and services approximately 33,000 non-bank ATMs and approximately 8,700 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection and deposit safe cash logistics. As of December 31, 2023, Cash Connect® also supports 590 owned or branded ATMs for WSFS Bank, which has one of the largest branded ATM networks in our market.

Wealth Management
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients. Combined, these businesses had $84.3 billion of AUM and AUA at December 31, 2023.
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
For segment financial information for the years ended December 31, 2023, 2022 and 2021, see Note 21 to the Consolidated Financial Statements in this report.

WSFS DIFFERENTIATION STRATEGY
We believe that WSFS, through our unique competitive position in our market as the only community bank with a full suite of product offerings to compete with larger institutions, diversified and resilient fee income, and high-touch customer service, sets itself apart from other banks in our market and the industry in general.
Our focus on this differentiation strategy supports our core franchise with a mix of organic and acquisition-related growth and builds value for our stockholders. Since December 31, 2018, our commercial loans and leases, which exclude loans held-for-sale, have grown 146% from $4.0 billion to $9.9 billion at December 31, 2023. Over the same period, customer deposits have grown 202% from $5.4 billion to $16.4 billion.
The following factors summarize what we believe is our differentiation strategy:
Our Mission
We Stand for Service® is our mission and our daily call to action. Since 1832, WSFS has been a service-oriented, locally-managed community banking institution serving Greater Philadelphia and Delaware region families and businesses. We strive to meet our Customers’ evolving banking needs and to exceed their expectations each and every day.
Values
Our values are the foundation of our culture. They define us and serve as our moral compass. Our values are rooted in integrity; we do the right thing, unconditionally. We live our values every day; they nourish our culture and practiced over time, become “the WSFS way.” Our values are the fuel that ignites our virtuous cycle: when we do well, our Community does well and when our Community does well, we do well.
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
Engagement and Culture
Our business model is built on a foundation of engagement. Our model begins with Associates (employees) who take ownership for their responsibilities and impact; as such, they are more likely to consistently perform at a higher level. We significantly invest in our culture and engagement as they underpin all that we do at WSFS, including attracting, inspiring and retaining our Associates, delivering stellar Customer experiences and strengthening the well-being of our communities as evidenced by our Vision: "We envision a day when everyone will thrive." Our strategy, “Engaged Associates, living our culture, enriching the Communities we serve” builds upon that principal.
Our strategy in action starts our virtuous cycle. It’s a simple premise that plays out in a big way every day. Research studies validate the direct link between engagement and a company’s financial performance. Our strategy, which drives our virtuous cycle, is built upon that research and reinforces our culture that is evidenced in our Company results.

Human Resources
At December 31, 2023, we had 2,229 full-time equivalent Associates. Our Associates are not represented by a collective bargaining unit and we believe our relationship with our Associates is strong.
During 2023, WSFS captured the voice of our Associates and our Customers through multiple channels to measure our Associate and Customer engagement.
•Our Associate engagement survey results placed WSFS in the 88th percentile of Gallup's global overall company-level database. Our Associate engagement ratio was 12.4:1, which means there were 12.4 engaged Associates for every actively disengaged Associate. This compares to a U.S. working population ratio of 2.1:1.
•Our culture of inclusion index of 4.38 placed WSFS in the top quartile of Gallup's global overall workgroup-level database. We believe these results reflect that Associates are encouraged to be themselves, are a valued part of their teams, experience strength-based developments, have inclusive conversations and trust in the Company's mission, values and leadership.
•Customer loyalty remained consistent during the year, as measured by our Net Promoter Scores (NPS). WSFS achieved an overall NPS of 68.1 in 2023, which placed WSFS in the top quartile of Medallia's global database of financial services companies for relationship surveys.
By fostering a culture of engaged and empowered Associates, we believe we have become the employer and bank of choice in our market. In 2023, we were honored to receive the following accolades:
•Received The Gallup Exceptional Workplace Award for the seventh time;
•Named to Forbes' list of America's Best Banks for the fourth year in a row;
•Named a 2023 honoree of The Civic 50 Greater Philadelphia by the Philadelphia Foundation, in partnership with Points of Light and other local partners, for the second year in a row;
•Selected as Reader's Pick for Named "Best of Biz" for Customer Service in South Jersey Magazine;
•Recognized in Newsweek's List of America's Best Regional Banks and Credit Unions 2024; and
•Named one of America's Best Midsize Employers in 2023 by Forbes.
During 2023, our Associates continued to embody our strategy through the following community enrichment activities:
•Volunteered more than 18,000 hours during 2023 through Team WSFS, our corporate volunteer program;
•In June, we held our first-ever "We Stand for Service Day", during which approximately 1,200 of our Associates provided nearly 5,000 hours of service to more than 80 nonprofit and community organizations across the Greater Philadelphia, Southern New Jersey and Delaware region.
•We contributed $4.9 million to the WSFS CARES Foundation, the charitable giving arm of WSFS Bank, to enhance community support activities, which included a one-time $2.0 million special contribution in the fourth quarter.
•The WSFS CARES Foundation provided grants and donations totaling more than $2.7 million to more than 390 community organizations located across Delaware, New Jersey and Pennsylvania, bolstering our key pillars of support including community investments, affordable housing, revitalization and business economic empowerment, education and leadership development, and strengthening those in need.

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
During 2023, the Company completed the following Diversity, Equity, and Inclusion (DEI) accomplishments:
•The number of Associates engaged as members of one or more Resource groups more than doubled compared to 2022.
•Launched the inaugural cohort of a formalized, 9-month mentoring program for Associates in Resource Groups.
•Implemented monthly challenges to increase leadership opportunities to engage in DEI trainings, conversations, and activities.
•Developed an interactive DEI scorecard to assist with monitoring trends and reporting data for each Executive Leadership Team member.
•Facilitated Implicit Bias and Ally Training to Associates.
•Successfully launched an external DEI page on the company website.
•Integrated the ability to display pronouns into email signatures.
•Established DEI engagement goals for Executive Leadership Team.
•Implemented a recognition program which allows Associates the opportunity to recognize colleagues for demonstrating behaviors that promote inclusion and belonging.
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
We have created the largest, premier, locally headquartered community bank in the Greater Philadelphia and Delaware region, offering the benefits of local market knowledge and decision-making, a full-service product suite, the balance sheet to compete with larger regional and national banks, and most importantly, a culture of engaged Associates that bring to life WSFS’ mission of We Stand For Service in our daily delivery of stellar Customer experiences.
WSFS Bank offers:
•One primary point of contact: Each of our relationship managers is responsible for understanding their Customers’ needs and bringing together the right resources in WSFS Bank to meet those needs.
•A customized approach to serving our Customers: We believe that this gives us an advantage over our competitors who are too large or centralized to offer customized products or services.
•Products and services that our Customers value: This includes a broad array of banking, treasury management, capital markets and trust and wealth management products, as well as a legal lending limit high enough to meet the credit needs of our Customers, especially as they grow.
•Rapid response and a company that is easy to do business with: Our Customers tell us this is an important differentiator from larger in-market competitors.

Our Diversified Business
Diversified Revenue Streams
With over 25 discrete lines of business, our diversified revenue model is a key differentiator for the Company. We focus on relationship-based lending which provides the potential for higher profit margins, more resilient deposits and strong consumer relationships. In addition, our diversified fee revenue businesses, which include banking fees, Wealth, Trust, Cash Connect®, and capital markets, account for 32.8% of our noninterest income and further differentiate us from our peers and provide additional growth opportunities for the Company.
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
Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2023 all regulatory capital levels for the Bank were in excess of "well-capitalized" levels. For the capital position of the Bank and the Company, refer to Note 13 of the Consolidated Financial Statements. At December 31, 2023, the Company's common equity to assets ratio was 12.03% and its tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 7.52%. For a reconciliation of tangible common equity and tangible assets to net income and total assets, the most comparable measures in accordance with U.S. generally accepted accounting principles (GAAP), refer to “Reconciliation of non-GAAP financial measures included in Item 1” located at the end of this section.
We continue to execute our current Board-approved share repurchase plans, as well as any future Board-approved share repurchase plans, including opportunistically repurchasing shares, based on current valuation levels, above our stated practice of returning a minimum of 35% of annual net income to stockholders through dividends and share repurchases.
Performance Expectations and Alignment with Stockholder Priorities
We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in key financial metrics. Management incentives are, in large part, based on driving performance of ROA as well as return on average tangible common equity (ROTCE), which is a non-GAAP financial measure, and EPS. More details on management incentive plans will be included in the proxy statement for our 2024 Annual Meeting of Stockholders.
For the year ended December 31, 2023, WSFS reported ROA of 1.33%. Core ROA, which excludes non-core items and is a non-GAAP financial measure, was 1.38% for the year ended December 31, 2023.
Core ROA for 2023 excludes (i) realized/unrealized gains on equity investments, (ii) valuation adjustments related to our derivative liability established from the sale of 360,000 Visa Class B shares in 2Q 2020, (iii) FDIC special assessment, (iv) corporate development and restructuring expense, (v) certain contributions to the WSFS CARES Foundation, and (vi) income tax adjustments related to bank-owned life insurance (BOLI) policy surrender.
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
We plan to continue to grow by:
•Recruiting and developing talented, service-focused Associates: We have successfully recruited Associates with strong ties to, and the passion to serve, their communities to enhance our service in existing markets and to provide a strong start in new communities. We also focus on developing talent and leadership from our current Associate base to better prepare those Associates for their roles and to ensure we have bench strength across our various lines of business. Our strategy continues to be diligent on attracting, retaining and rewarding the best talent, which we believe has positioned us well in the current climate.
•We are committed to building Associate engagement and Customer loyalty and advocacy as a way to differentiate ourselves and grow our franchise.
•Building fee income through investment in and growth of our Wealth Management and Cash Connect® segments.
◦Wealth Management AUA/AUM ended 2023 31% above 2022 balances. WSFS Institutional Services® ended 2023 as the securitization industry's fourth most active trustee for U.S. Asset and Mortgage Backed Securities by number of deals completed according to Asset-Backed Alert’s ABS Database.
◦Cash Connect® saw increased fee revenue due to the rising interest rate environment, increasing market share in the ATM vault cash space, and continued growth in the smart safe space. The division, in partnership with our retail strategy, continued to serve the Greater Philadelphia and the Delaware region through the WSFS ATM network. The number of owned or branded ATMs was 590 as of December 31, 2023.
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
◦Leveraging our strategic partnerships, including Spring EQ, LLC, Upstart, LendKey Technologies, Inc, and Cred Technologies (cred.ai).
•Continuing to grow deposits by:
◦Providing a stellar experience to our Customers and offering products through our branch network, increasing our market presence in Delaware, southeastern Pennsylvania and southern New Jersey.
◦Further expanding our Commercial and Small Business Customer relationships with deposit and cash management products.
◦Expanding services within WSFS Institutional Services® and increasing cross-sell opportunities within Private Wealth Management.
◦Finding creative ways to build deposit market share such as targeted marketing programs.
•Enhancing our capabilities to serve the needs of our Customers through our Capital Markets division by:
◦Making strategic investments to build our Interest Rate Derivatives, Foreign Exchange, and Trade Finance lines of business.
◦Employing products and services that enable customers to better manage their own market risk exposures, providing additional sources of non-interest fee income for the Company.
◦Making continued investments in a team of highly experienced markets personnel and improved technology solutions.
◦Delivering the capabilities of a globally capable financial institution with a locally headquartered team that is fully embedded in the WSFS culture.
•Seeking targeted, strategic opportunities in our non-banking businesses while we focus on optimizing our recent franchise investments.

•Continuing investment in our franchise to increase adoption and usage of digital channels aligned with our strategy by
◦Enabling business outcomes through optimizing and leveraging the full capabilities of current and future investments in our franchise to increase Associate efficiencies and improve the overall Customer experience.
◦Building out Salesforce to support our customer relationship management with focus on change management, adoption and governance
◦Increased control, transparency, automation & efficiencies through platform integrations, enhancements and bot implementations
◦Advancing how we use data, the deployment of artificial intelligence, and predictive modeling to create operational efficiencies and redesign business models
◦Continue to build upon people, processes and controls within a focus on information security and fraud prevention
Disciplined Cost Management
We maintain a disciplined cost management strategy while continuing to make prudent investments in our businesses through the lens of our Strategic Plan. This is evident in management's continued investment in the franchise, fully supported by business cases indicating strong return on investment, and driving our future growth.
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
We maintain an organizational philosophy of continuous, prudent investment in technology to continue to meet our customer needs. We focus on melding our physical and digital delivery, consistent with our brand, by enabling our Associates with the latest technology and actionable data to better serve our Customers. Industry and customer behavior trends continue to shift as observed in reduced branch traffic and increased digital channel adoption. As such, we have concluded that we need to stay nimble as we transform our delivery channels to meet these new expectations. Our continued investment includes optimizing our physical branch network and making strategic investments in meaningful technology solutions, supported by specialized talent. Those investments are expected to provide our Customers with leading edge products and elevate our Associates, as they strive to serve in a competitive and compelling way. We are designing and integrating solutions to provide personalized experiences to our Customers, while retaining the essence of what makes WSFS great. Through our investments in the franchise and our ongoing commitment to Stellar Service, we intend to continue to lead the community and regional banking industry with regards to service delivery and Customer experience.
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
Key Risk Indicators (KRIs) or risk metrics are continually monitored in relation to risk appetite though a Risk Assessment Summary dashboard. Each KRI has an assigned quantitative tolerance level which considers our overall risk appetite, regulatory requirements, the bank’s peer group statistics, best practices, and general industry guidelines. As part of our ERM program, approximately 100 KRIs are monitored company-wide. In the event that risk levels exceed our defined risk appetite, management action is required.
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

(Most recent available statistics)	Delaware	Southeastern Pennsylvania(1)	Southern New Jersey(2)	National Average
Unemployment (For November 2023) (3) (4) (5)	4.2%	2.8%	4.2%	3.7%
Median Household Income (2018-2022) (6)	$79,325	$95,554	$92,310	$75,149
Population Growth (2020-2022) (7)	3.0%	(0.5)%	0.6%	0.5%
(1)Comprised of Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties
(2)Comprised of Burlington and Camden Counties
(3)Bureau of Labor Statistics - Delaware and National unemployment rates are as of November 2023, seasonally adjusted
(4)Bureau of Labor Statistics - Southeastern Pennsylvania unemployment rate is a simple average of the November 2023 not seasonally adjusted unemployment rates for Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties
(5)Bureau of Labor Statistics - Southern New Jersey unemployment rate is a simple average of the November 2023 not seasonally adjusted unemployment rates for Burlington and Camden Counties
(6)U.S. Census Bureau - Quick Facts 2018 - 2022
(7)U.S. Census Bureau - Quick Facts 2020 - 2022

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY
Condensed average balance sheets for each of the last two years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CREDIT EXTENSION ACTIVITIES
Over the past several years we have focused on growing the more profitable, relationship-oriented segments of our loan portfolio as well as growing our consumer portfolio primarily through our consumer partnerships. Our current portfolio lending activity is concentrated on small- to mid-sized businesses in the mid-Atlantic region of the U.S., primarily in Delaware, southeastern Pennsylvania, southern New Jersey, Maryland and northern Virginia. Based on current market conditions, we expect our focus on growing commercial and industrial loans and other relationship-based commercial loans to continue during the remainder of 2024 and beyond.
The following table shows the composition of our loan and lease portfolio at year-end for the last two years:

	At December 31,
(Dollars in thousands)	2023		2022
	Amount	Percent	Amount	Percent
Types of Loans
Commercial and industrial	$2,540,070	20.2%	$2,575,345	21.9%
Owner-occupied commercial	1,886,087	15.0	1,809,582	15.4
Commercial mortgages	3,801,180	30.2	3,351,084	28.4
Construction	1,035,530	8.2	1,044,049	8.9
Commercial small business leases	623,622	5.0	558,981	4.8
Residential(1)	870,705	6.9	761,882	6.5
Consumer(2)	2,012,134	16.0	1,810,930	15.4
Gross loans and leases	12,769,328	101.5	11,911,853	101.3
Less:
Allowance for credit losses	186,126	1.5	151,861	1.3
Net loans and leases(3)	$12,583,202	100.0%	$11,759,992	100.0%
(1)Includes reverse mortgages, at fair value of $2.8 million and $2.4 million at December 31, 2023 and 2022, respectively.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
(3)Excludes $29.3 million and $43.0 million of commercial and industrial loans and residential loans held for sale at December 31, 2023 and 2022, respectively.

The following table shows the remaining contractual maturity and rate sensitivity of the loan portfolio by loan category as of December 31, 2023. Loans may be pre-paid, so the actual maturity may differ from the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the "Less than One Year" category.

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial and industrial
Interest rate:
Fixed	$60,040	$500,229	$258,515	$32,752	$851,536
Adjustable	226,245	996,920	409,954	55,415	1,688,534
Total	$286,285	$1,497,149	$668,469	$88,167	$2,540,070
Owner-occupied commercial
Interest rate:
Fixed	$50,541	$359,435	$518,772	$218,738	$1,147,486
Adjustable	15,494	207,611	447,266	68,230	738,601
Total	$66,035	$567,046	$966,038	$286,968	$1,886,087
Commercial mortgages
Interest rate:
Fixed	$140,780	$840,061	$480,722	$173,095	$1,634,658
Adjustable	272,616	728,542	1,142,127	23,237	2,166,522
Total	$413,396	$1,568,603	$1,622,849	$196,332	$3,801,180
Construction
Interest rate:
Fixed	$7,861	$57,012	$60,089	$2,820	$127,782
Adjustable	387,571	309,927	199,069	11,181	907,748
Total	$395,432	$366,939	$259,158	$14,001	$1,035,530
Commercial small business leases
Interest rate:
Fixed	$28,127	$503,038	$92,457	$—	$623,622
Adjustable	—	—	—	—	—
Total	$28,127	$503,038	$92,457	$—	$623,622
Residential(1)
Interest rate:
Fixed	$7,898	$22,123	$92,971	$465,272	$588,264
Adjustable(2)	11	240	23,613	255,767	279,631
Total	$7,909	$22,363	$116,584	$721,039	$867,895
Consumer
Interest rate:
Fixed	$3,409	$317,287	$461,665	$729,090	$1,511,451
Adjustable	9,046	32,662	15,247	443,728	500,683
Total	$12,455	$349,949	$476,912	$1,172,818	$2,012,134
Total loans and leases	$1,209,639	$4,875,087	$4,202,467	$2,479,325	$12,766,518
(1) Excludes reverse mortgages at fair value of $2.8 million.
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
Our commercial mortgage portfolio was $3.8 billion at December 31, 2023. Generally, this portfolio is diversified by property type, with no type representing more than 30% of the portfolio. The three largest types are retail-related (non-mall, neighborhood shopping centers and other retail), residential multi-family, and office with outstanding balances of $1.1 billion, $1.0 billion and $0.7 billion at December 31, 2023, respectively. The average size of a loan in the commercial mortgage portfolio is $1.1 million and only 46 loans are greater than $12.0 million, with eight loans greater than $24.0 million.
We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with the option of conversion to mini-permanent loans (one - five years) upon completion of construction. These construction loans are short-term, usually not exceeding three years, with interest rates generally indexed to our WSFS prime rate, the “Wall Street” prime rate or the Secured Overnight Financing Rate (SOFR), and are adjusted periodically as these indices change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of each loan, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial business development staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2023, $1.8 billion was committed for construction loans, of which $1.0 billion was outstanding. Also at December 31, 2023, the residential construction and land development (CLD) portfolio represented $607.4 million, or 5%, of total loans and the commercial CLD portfolio represented $204.1 million, or 2%, of total loans. At December 31, 2023, the construction portfolio included $101.6 million of “land hold” loans, which are land loans not currently being developed.
Commercial and industrial and owner-occupied commercial loans include loans for working capital, financing equipment and real estate acquisitions, business expansion and other business purposes. These relationships generally range in amounts of up to $100.0 million with an average loan balance in the portfolio of $1.4 million, and terms ranging from less than one year to ten years. The loans generally carry variable interest rates indexed to our WSFS prime rate, “Wall Street” prime rate or SOFR. At December 31, 2023, our commercial and industrial and owner-occupied commercial loan portfolios were $4.4 billion and represented 35% of our total loan and lease portfolio. These loans are diversified by industry, with no industry representing more than 12% of the portfolio.
Small business and middle market commercial loans that include specialty-lending products, including small business leases and SBA loans, comprise the remainder of our commercial portfolio. As of December 31, 2023, our small business and SBA loans include loan exposures up to $1.4 million and $2.7 million, respectively.
Our commercial small business leases generated through NewLane Finance®, finance critical equipment through advanced technologies, a customer-centric approach and transparent business lending practices. The commercial small business leases portfolio was $623.6 million, or 5% of total loans, at December 31, 2023. These leases included initial average deal sizes of approximately $28 thousand, with yields ranging from 5% to 25% and initial maturity terms of 12 to 84 months.
Federal law limits the Bank’s extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $355.5 million), and an additional 10% if the additional extensions of credit are secured by readily marketable collateral. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit. Our internal "House Limit" to any one borrowing relationship is $100.0 million. At December 31, 2023, no borrower had collective (relationship) total extensions of credit exceeding either the legal lending limits or our internal limit.

Residential Lending
Generally, we originate held-for-sale residential first mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance or government guarantee for up to 35% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. On a limited basis, we have originated loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement or government guarantee. Any such loans are either originated for sale into the secondary market or held for investment. At December 31, 2023, the balance of all such loans was approximately $123.9 million.
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
The majority of our adjustable-rate, residential loans have interest rates that adjust yearly or bi-yearly after an initial period. The change in rate for the first adjustment date could be higher than the typical limited rate change of two percentage points per annum at each subsequent adjustment date. Adjustments are generally based upon a margin (as of December 31, 2023, ranging from 2.75% for the U.S Treasury, and 2.75% to 3.00% for the Standard Overnight Finance Rate) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Board of Governors of the Federal Reserve System (the Federal Reserve).
Usually, the maximum rate on these loans is 5.0% above the initial interest rate. We underwrite adjustable-rate loans under standards consistent with private mortgage insurance and secondary market underwriting criteria. We do not originate adjustable-rate mortgages with payment limitations that could produce negative amortization.
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
In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically 120 days. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower. There was one loan repurchased in 2023 for $0.8 million, two repurchased in 2022 for $0.8 million, and none repurchased in 2021.
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

Our in-house originations consist primarily of home equity lines of credit and installment loans. At December 31, 2023, home equity lines of credit outstanding totaled $466.4 million and installment loans totaled $221.0 million. In total, these product lines represented approximately 34% of total consumer loans. Typically, maximum loan to value (LTV) limits are 85% for primary residences and 70% for all other properties. At December 31, 2023, we had $1.4 billion in total commitments for home equity lines of credit. Home equity lines of credit offer customers the convenience of checkbook and debit card access, and revolving credit features for a portion of the life of the loan and typically are more attractive in a low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured. This credit risk is mitigated by our underwriting standards and limit on the combined LTV on residences with a value greater than $2.5 million.
The following table shows the composition of our consumer loan portfolio at year-end for the last two years:

	At December 31,
	2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Consumer Partnerships(1)	$1,181,616	59%	$967,829	54%
Home equity lines of credit	466,390	23	495,755	27
Installment Loans - Other(2)	221,040	11	179,939	10
Education loans	84,480	4	95,920	5
Unsecured lines of credit	58,608	3	71,487	4
Total consumer loans	$2,012,134	100%	$1,810,930	100%
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
Commercial: We originate commercial mortgage and commercial loans through our commercial lending division and SBA loan program. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2023, we originated $2.4 billion of commercial and commercial mortgage loan exposures compared to $2.3 billion in 2022. To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial loan portfolio, typically through loan participations. Commercial loan sales totaled $261.5 million and $201.6 million in 2023 and 2022, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans. We also periodically buy loan participations from other banks. Commercial loan participation purchases totaled $264.2 million and $241.9 million in 2023 and 2022, respectively.
Commercial credit approvals require a minimum of two authorized signers, and three signers, of escalating authority, are required for new credit actions to relationships with exposure over $2.5 million up to $35 million. New credit actions to relationships exceeding $35 million, along with new single transactions of $30 million or more, new transactions exceeding the Bank’s Single Borrower or Project Hold limits and new transactions of $10 million or more with two or more Tier 1 exceptions require approval by Senior Loan Committee. Our credit policy includes a “House Limit” to any one borrowing relationship of $100.0 million. Our policy allows for 10 relationships with an aggregate exposure in excess of the "House Limit" not to exceed 10% of Tier 1 Capital plus ACL. At December 31, 2023, no relationships exceeded the $100.0 million “House Limit.”
Residential and Consumer: During 2023, we originated $343.7 million of residential loans, a decrease compared to $493.5 million in 2022. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. There were no purchases in 2023 or 2022 related to our Community Reinvestment Act (CRA) obligations. We sell most newly originated mortgage loans in the secondary market to generate fee income and to manage our overall balance sheet mix. Residential loan sales totaled $195.7 million in 2023 and $498.1 million in 2022. We hold certain fixed-rate mortgage loans for investment, consistent with our current asset/liability management strategies and our relationship-based lending philosophy.

At December 31, 2023, we serviced $248.3 million of residential first mortgage loans and reverse mortgage loans for others, compared to $286.4 million at December 31, 2022. At December 31, 2023, we had $211.3 million of residential first mortgage loans serviced by others, compared to $233.7 million at December 31, 2022. We also serviced residential first mortgage loans and reverse mortgage loans for our own portfolio totaling $659.4 million and $528.2 million at December 31, 2023 and 2022, respectively. We offer government-insured reverse mortgages to our customers. These loans do not close in our name and we process them as a reverse mortgage broker. During 2023 and 2022, we originated $3.3 million and $0.8 million in reverse mortgages, respectively.
Our consumer lending activity is conducted through our branch offices, our website, our partnerships with Spring EQ, Upstart, and LendKey and referrals from other parts of our business. We originate a variety of consumer credit products including home equity loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.
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
Most loan fees are not recognized in our Consolidated Statements of Income immediately, but are deferred as adjustments to yield in accordance with GAAP, and are reflected in interest income over the expected life of the loan. Those fees represented interest income of $8.8 million, $12.1 million and $25.4 million during 2023, 2022 and 2021 respectively. Loan fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties.
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
We manage our portfolio to identify problem loans as promptly as possible and take immediate actions to minimize losses. To accomplish this, our Risk Management Administration and Credit and Asset Recovery departments monitor the asset quality of our loans and real estate portfolios and reports such information to the Consumer Credit Quality Committee, Credit Policy Committee, the Finance Division, and the Audit Committee of our Board of Directors.

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
•Investment securities
•Federal funds purchased
•Federal Reserve Bank Term Funding Program (BTFP)
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
The following table shows the maturities of certificates of deposit of $250,000 or more as of December 31, 2023:

(Dollars in thousands)
Maturity Period	December 31, 2023
Less than 3 months	$111,858
Over 3 months to 6 months	33,642
Over 6 months to 12 months	160,011
Over 12 months	6,565
Total	$312,076
The estimated amount of total uninsured deposits as of December 31, 2023 was $6.3 billion as compared to $6.9 billion at December 31, 2022.
Federal Home Loan Bank Advances
As a member of the FHLB, we are able to obtain FHLB advances. At December 31, 2023, we had no FHLB advances compared to $350.0 million of FHLB advances at December 31, 2022. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB and we were in compliance with this requirement with a stock investment in FHLB of $15.4 million as of December 31, 2023 and with $24.1 million at December 31, 2022.
We received $1.1 million in dividends from the FHLB during 2023 compared to $0.3 million during 2022. For additional information regarding FHLB stock, see Note 12 to the Consolidated Financial Statements.

Trust Preferred Borrowings
In 2005, the Company issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. The reference rate on these securities was updated to three-month term SOFR upon the discontinuation of LIBOR on June 30th, 2023. These securities are currently callable and have a maturity date of June 1, 2035.
Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the RBC Trusts), which were acquired from Bryn Mawr Bank Corporation, were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements as the Company is not deemed to be the primary beneficiary of these entities. WSFS assumed junior subordinated debentures to the RBC Trusts with a current carrying value of $11.8 million each, totaling $23.6 million, inclusive of the fair value marks. The junior subordinated debentures incur interest at a coupon rate of 7.80% as of December 31, 2023. The rate resets quarterly based on three-month term SOFR plus 2.41%.
Each of Trust I and Trust II issued an aggregate principal amount of $12.5 million of capital securities initially bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each Trust to an unaffiliated investment vehicle and an aggregate principal amount of $0.4 million of common securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each Trust to the Company. The Company has fully and unconditionally guaranteed all of the obligations of the RBC Trusts, including any distributions and payments on liquidation or redemption of the capital securities.
The rights of holders of common securities of the RBC Trusts are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities. The capital and common securities of the RBC Trusts are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each. Unless earlier dissolved, the RBC Trusts will dissolve on December 15, 2034. The junior subordinated debentures are the sole assets of the RBC Trusts, mature on December 15, 2034, and may be called at par by the Company any time. The Company records its investments in the RBC Trusts’ common securities of $0.4 million each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II.
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
The Company assumed $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the 2025 Notes) from Bryn Mawr Bank Corporation, which were issued in a private placement to institutional accredited investors on August 6, 2015. Effective February 15, 2023, the Company redeemed all remaining outstanding principal amount of the 2025 Notes. The 2025 Notes bore interest at a variable rate that reset quarterly to a level equal to the then-current three-month LIBOR plus an issuance spread of 3.068%.
The Company assumed $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) from Bryn Mawr Bank Corporation, which were issued by Bryn Mawr Bank Corporation in an underwritten public offering on December 13, 2017. The 2027 Notes mature on December 15, 2027, and had a fixed annual interest of 4.25% until and including December 14, 2022, and currently bear interest at a variable rate of 7.70%. The variable rate will reset quarterly to a level equal to the three-month term SOFR plus 2.31% until December 15, 2027, or any early redemption date.

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
Core ROA is calculated as follows:

For the year ended
(Dollars in thousands)	December 31, 2023
Calculation of Core ROA (non-GAAP):
Net income attributable to WSFS (GAAP)	$269,156
Less: Unrealized gains on equity investments, net	(329)
Realized gain on sale of equity investment, net	(9,493)
Plus: Visa derivative valuation adjustment	2,460
FDIC special assessment	5,052
Corporate development and restructuring expenses	3,701
Contribution to WSFS CARES Foundation	2,000
Plus: Tax adjustments: BOLI surrender	7,056
Less: Tax impact of pre-tax adjustments	(764)
Adjusted net income (non-GAAP)	$278,839
Average assets	$20,203,037
ROA (GAAP)	1.33%
Core ROA (non-GAAP)	1.38%
The tangible common equity to tangible assets ratio is calculated as follows:

(Dollars in thousands)	December 31, 2023
Period End Tangible Assets
Period end assets	$20,594,672
Goodwill and intangible assets	(1,004,560)
Tangible assets	$19,590,112
Period End Tangible Common Equity
Period end Stockholder’s equity of WSFS	$2,477,636
Goodwill and intangible assets	(1,004,560)
Tangible common equity	$1,473,076
Tangible common equity to assets	7.52%

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

Dividends
The principal sources of the Company’s cash are debt issuances and dividends from the Bank, supplemented by dividends from its other operating subsidiaries (including Bryn Mawr Capital Management, LLC, Powdermill®, WSFS SPE Services, LLC and The Bryn Mawr Trust Company of Delaware). Our earnings and activities are affected by federal, state and local laws and regulations. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve that holding companies should pay cash dividends on common stock only out of earnings available for the period for which the dividend is being paid and only if prospective earnings retention is consistent with the organization’s expected future capital needs and current and prospective financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with this policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the Federal Reserve’s policy statement.
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
The capital ratios for the Bank and the Company, as of December 31, 2023, indicate regulatory capital levels in excess of the regulatory minimums and the levels necessary for the Bank to be considered “well-capitalized.”

Prompt Corrective Action
All banks and savings associations are subject to a “prompt corrective action” regime. This regime is designed primarily to impose increasingly stringent limits on insured depository institutions as their capital deteriorates below certain levels. There are five different capital levels: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A well-capitalized institution usually is entitled to various regulatory advantages, such as expedited treatment of applications, and no express restrictions on brokered deposits. In order to be “well-capitalized”, an OCC-regulated savings association must have a common equity Tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 5.0%, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC. An adequately capitalized savings association must maintain a common equity Tier 1 risk-based capital ratio of at least 4.5%, a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 8.0%, and a Tier 1 leverage ratio of at least 4.0%. If a savings association falls below any one of these floors, it becomes undercapitalized and subject to a variety of restrictions on its operations. There is no tangible capital requirement under prompt corrective action.
As of December 31, 2023, the Bank met all of the prerequisites for well-capitalized status. Additionally, for the Company to be considered “well-capitalized” under Federal Reserve regulations, the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure.
Dividend Restrictions
Both OCC and Federal Reserve regulations govern capital distributions by federal savings associations to their holding companies. Covered distributions include cash dividends, stock repurchases and other transactions charged to the capital account of a savings association. A savings association must file a notice with the Federal Reserve at least 30 days before making any capital distribution. A federal savings association also must file an application with the OCC for approval of a capital distribution if, among other things: (1) the total capital distributions for the current calendar year (including the proposed capital distribution) exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be well-capitalized following the distribution, or (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition. If an application to the OCC is not required, the federal savings association must provide the OCC a copy of the notice it files with the Federal Reserve.
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
The FDIC uses a risk-based premium system to calculate quarterly assessments for FDIC-insured institutions. It has revised its methodology from time to time. The current methodology has a range of initial assessment rates from 3 basis points to 30 basis points on insured deposits, subject to adjustments. An insured depository institution's rate is determined within a range of base assessment rates based in part on its CAMELS composite rating, taking into account other factors and adjustments. The methodology that the FDIC uses to calculate assessment amounts is also based on whether the Deposit Insurance Fund has met the FDIC's designated reserve ratio, which is currently 2%, and the minimum reserve ratio of 1.35% set forth in the Dodd-Frank Act. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown very rapidly while the funds in the FDIC's Deposit Insurance Fund (DIF) have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028.

On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2%. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including the Bank, have increased.
On November 16, 2023, the FDIC approved a final rule to implement a special deposit insurance assessment to recover losses to the DIF arising from the protection of uninsured depositors following the receiverships of failed institutions in the spring of 2023. Under the final rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits, reported for the quarter ended December 31, 2022, minus the first $5 billion in estimated uninsured deposits. As of December 31, 2022, the Bank had approximately $6.9 billion of estimated uninsured deposits. The FDIC will collect the special assessment over eight quarterly assessment periods starting with the first quarter of 2024, at a quarterly rate of 3.36 basis points (0.0336%). We recognized the entire special assessment expense of approximately $5.1.million in the fourth quarter of 2023. However, depending on future adjustments to the DIF’s estimated loss, the FDIC has retained the ability to cease collection early, extend the special assessment collection period, or impose a one-time final shortfall assessment.
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
Branch Office Network
The Bank maintains branch offices in three states: Delaware, Pennsylvania and New Jersey. A federal savings association may open new branch offices in any state or relocate branch offices. Prior OCC approval is necessary unless the association is an “eligible” savings association and meets certain other conditions. The Bank currently qualifies as an eligible savings association. If prior approval is necessary, the OCC will consider the effect of the acquisition on a safe and sound banking system, the branch office's role in providing fair access to financial services by helping to meet the credit needs of the entire community, the association's compliance with laws and regulations, and the fair treatment of customers including efficiency and better service. If a federal savings association acquires branch offices through a merger with or through a branch purchase from another bank or savings association, the acquiring federal savings association must submit a Bank Merger Act application to the OCC, which requires a favorable decision on the acquisition of the branch offices. The Bank has grown its branch office network primarily through mergers with other institutions, rather than branch office purchases or de novo offices. A federal savings association also may open agency offices for certain purposes without prior OCC approval. The Bank does not have any agency offices and has no plans to open any such offices.
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
In October 2023, the Federal Reserve proposed changes to its rules implementing the Durbin Amendment that would decrease the maximum interchange fees that an issuer may receive for an electronic debit transaction to the sum of 14.4 cents and four basis points multiplied by the value of the transaction, and increase the fraud prevention adjustment to 1.3 cents. We are evaluating the impact of the proposal.
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
On October 24, 2023, the Federal Reserve, FDIC, and OCC issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. Under the revised framework, banks with assets of at least $2 billion, such as the Bank, are considered large banks and their retail lending, retail services and products, community development financing, and community development services will be subject to periodic evaluation. Depending on a large bank’s geographic distribution of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit taking facilities. The rule becomes effective April 1, 2024. Compliance with most provisions of the final rule will be required beginning January 1, 2026, and compliance with the remaining provisions will be required beginning January 1, 2027. We are evaluating the impact of the final rule, including whether it will make it more challenging and/or costly for the Bank to achieve an “Outstanding” or “Satisfactory” CRA rating, which could negatively impact our ability to obtain regulatory approval for an acquisition.

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
We are exposed to downturns in the Greater Philadelphia and Delaware region, Mid-Atlantic and overall U.S. economy and housing markets. Unfavorable economic trends, sustained high unemployment, high costs of living, and declines in real estate values can cause a reduction in the availability of commercial credit and can negatively impact the credit performance of commercial and consumer loans, resulting in increased write-downs. These negative trends can cause economic pressure on consumers and businesses and diminish confidence in the financial markets, which may adversely affect our business, financial condition, results of operations and ability to access capital. A worsening of these conditions, such as a recession or economic slowdown, would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:
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
•Changes in the regulatory environment, including regulations promulgated or to be promulgated under federal banking legislation or other new regulations, and changes in accounting standards, which could influence recognition of loan and lease losses and our allowance for credit losses, and could result in earlier recognition of loan losses and decreases in capital; and
•Increased competition due to intensified consolidation of the financial services industry and competition from non-banks.

Changes in interest rates and other factors beyond our control could have an adverse impact on our earnings.
Over the past several years, our earnings have been, and continue to be, significantly impacted by substantial fluctuations in the interest rate environment. In response to the economic and financial effects of the COVID-19 pandemic, the Federal Reserve initially reduced interest rates through 2020 and 2021 and instituted quantitative easing measures as well as domestic and global capital market support programs. In 2022 and 2023, to curb rising inflation, the Federal Reserve increased the target Federal Funds rate−the interest rate that banks charge each other for overnight lending in order to help maintain the reserve requirements of the Federal Reserve−to a range between 5.25% and 5.50% as of December 2023 and enacted policies to achieve that target range. As the increases in the target Federal Funds rate resulted in increased costs of operating a financial institution, the costs of borrowing increased while the availability of credit and the favorable credit terms available under the Federal Reserve’s 2020 and 2021 policies generally decreased.
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
Future changes in interest rates may reduce the market value of our investment securities, which could impact market confidence in our operations. A series of bank failures in the spring of 2023 was precipitated by losses in the value of securities portfolios due to rising interest rates and subsequent reduction in deposits. In addition, our securities portfolio is subject to risk as a result of our exposure to the credit quality and strength of the issuers of the securities or the collateral backing such securities. Any decrease in the value of the underlying collateral will likely decrease the overall value of our securities, affecting equity and possibly impacting earnings.

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
Our nonperforming assets, which consist of non-accrual loans, assets acquired through foreclosure, and restructured loans adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for credit losses which reserves for losses inherent in the loan and lease portfolio that are both probable and reasonably estimable. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from daily operations and other income producing activities. Finally, if our estimate of the allowance for credit losses is inadequate, we will have to increase the allowance for credit losses accordingly, which will have an adverse effect on our earnings. Significant increases in the level of our nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.
Our loan portfolio includes a substantial amount of commercial mortgage, commercial and industrial, and construction and land development loans. The credit risk related to these types of loans is greater than the risk related to residential loans.
Our commercial loan portfolio includes commercial and industrial loans, commercial mortgage loans, and construction and land development loans. Commercial mortgage loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by our customers would adversely affect our earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the larger size of loan balances, and the potential that changes in general economic and working conditions can adversely affect income-producing properties, such as reduced office usage as a result of remote work policies. A portion of our commercial mortgage, construction and land development and commercial and industrial loan portfolios includes a balloon payment feature. A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.
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
The occurrence of a major natural or environmental disaster, public health crisis or similar catastrophic event, as well as significant climate change effects such as rising sea levels or wildfires, especially in densely populated geographic areas, could increase our credit losses and credit related expenses. A natural disaster, public health crisis or catastrophic event or other significant climate change effect that either damages or destroys residential or multifamily real estate underlying mortgage loans or real estate owned properties, or negatively affects the ability of borrowers to continue to make payments on loans, could increase our serious delinquency rates and average loan loss severity in the affected areas. Such events could also cause downturns in economic and market conditions generally, which could have an adverse effect on our business and financial results. We may not have adequate insurance coverage for some of these natural, catastrophic, public health or climate change-related events.
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

The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized” and at December 31, 2023, the Bank met or exceeded all applicable requirements to be deemed “well-capitalized” for purposes of the FDIA. However, the Bank may not continue to meet these requirements. Limitations on the Bank’s ability to accept brokered deposits (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) for any reason in the future could adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have an adverse effect on our business.
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
Our principal sources of liquidity include customer deposits, the Bank Term Funding Program FHLB borrowings, brokered certificates of deposit, sales of loans, repayments to the Bank from borrowers and paydowns and sales of investment securities. Our ability to obtain funds from these sources could become limited, or our costs to obtain such funds could increase, due to a variety of factors, including changes in our financial performance, the imposition of regulatory restrictions on us, or adverse developments in the capital markets, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole. If our ability to obtain necessary funding is limited or the costs of such funding increase, our ability to meet our obligations or grow our banking business would be adversely affected and our financial condition and results of operations could be harmed.
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
The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services, which has resulted in those participants expending significant time and money, including the costs of penalties, to respond to the actions pursued by the CFPB. As part of its rulemaking and enforcement activities, the CFPB has adopted interpretations of consumer protection laws that have required many market participants to change their practices and expend substantial resources to do so. The CFPB has used its authorities to penalize market participants and/or change market practices in several areas of the financial services industry, including automobile loan servicing, credit card account management, debt collection, small business lending, the operation of ATMs, mortgage origination, depository account management, the charging of late fees or other credit card fees, the charging of overdraft fees and insufficient funds fees on deposit accounts, and consumer reporting, among others.
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
Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our business, financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems, software and networks utilized by us, including our Internet banking activities, against damage from physical break-ins, cyber-attacks, cybersecurity breaches and other disruptive problems. Failures in, or breaches of, our computer systems, software and networks, or those of our third-party vendors or other service providers, including as a result of cyber-attacks, cybersecurity breaches and other disruptions, could disrupt our business or operations or those of our Customers and counterparties, result in the disclosure or misuse of confidential or proprietary information, result in supervisory liability or regulatory enforcement action, damage our reputation, result in a loss of Customers and business, result in a loss of confidence in the security of our systems, products and services, increase our costs and cause losses to us. Our security measures, including firewalls and penetration testing, as well as Board oversight and management's assessment, identification and management of cybersecurity risks, may not prevent or detect future potential losses or liabilities from system failures or breaches or cyber-attacks, cybersecurity breaches, or other disruptions. We seek to continuously monitor for and nimbly react to any and all such malicious cyber activity, and we develop our systems to protect our technology infrastructure and data from misuse, misappropriation or corruption. Senior management gives a quarterly update on cybersecurity to the Risk Committee of our Board of Directors and an annual update to our full Board of Directors.
Although we devote significant resources and Board oversight and management focus to ensuring the integrity of our systems through information security and business continuity programs, our computer systems, software and networks, and those of our third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses or malware, misplaced or lost data, denial-of-service attacks, programming or human errors, or other similar events. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against us, our Associates, or our Customers. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites. We and our third-party vendors or other service providers have experienced all of these events and expect to continue to experience them in the future. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations. Although the impact to date from these events has not had an adverse effect on us, we cannot be sure this will be the case in the future. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because attacks are increasingly sophisticated, change frequently, often not recognized until launched, and can originate from a wide variety of sources. Our early detection and response mechanisms could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, equipment failure, natural disasters, power loss, unauthorized access, supply chain attacks, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations. In addition, although we maintain insurance coverage that may, subject to terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed our policy limits or are not covered under any of our current insurance policies.
Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet, cloud, and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. Additionally, like many large enterprises, we have introduced more remote work arrangements for our Associates. The increase in remote work arrangements over the past few years has introduced potential new vulnerabilities to cyber threats. We also face increased cybersecurity risk as we deploy additional technologies and digital solutions, including our website and personalized messaging app. We may also face increased cybersecurity risk for a period of time after acquisitions as we transition the acquired entity’s historical systems and networks to our standards. Moreover, any cyber-attack or other security breach may persist for an extended period of time without detection. We endeavor to design and implement policies and procedures to identify such cyber-attacks or breaches as quickly as possible; however, we expect that any investigation of a cyber-attack or breach would take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack or breach.

The SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance. If we fail to comply with these new requirements we could incur regulatory fines in addition to other adverse consequences to our reputation, business, financial condition and results of operations.
We may also be subject to liability under various data protection laws. In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our Customers and Associates, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state and international laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.
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
From time to time, we have and may become party to various litigation claims and legal proceedings. Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. Our trust, custody and investment management businesses are particularly subject to this risk. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, as a publicly-traded company, we are subject to the risk of claims under the federal securities laws, and volatility in our stock price and those of other financial institutions increases this risk. Actions brought against us may result in injunctions, settlements, damages, fines or penalties, which could have an adverse effect on our business, financial condition or results of operations or require changes to our business. Even if we defend ourselves successfully, the cost of litigation may be substantial, and public reports regarding claims made against us may cause damage to our reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies and stockholders, consequently negatively affecting our earnings.
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
Acquisitions, such as our acquisition of Bryn Mawr Trust in January 2022, involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies, and the diversion of management’s attention from other business concerns. We may not properly ascertain all such risks prior to an acquisition or prior to such a risk impacting us while integrating an acquired company. As a result, difficulties encountered with acquisitions could have an adverse effect on our business, financial condition and results of operations.
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
Our ability to attract and retain customers, clients, investors, and highly-skilled management and Associates is affected by our reputation and the reputation of the financial services industry as a whole. Adverse developments may result in additional scrutiny or new litigation against us and potential sources of reputational damage are discussed throughout these risk factors. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could adversely impact our business, financial condition and results of operations.
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
Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions. We evaluate goodwill and intangibles for impairment at least annually. Although we have determined that goodwill and other intangible assets were not impaired during 2023, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. Any future write-down of the goodwill or other intangible assets could result in a material charge to earnings.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company maintains an Information Security Program to safeguard all WSFS information assets against unauthorized use, disclosure, modification, damage, or loss. Information Security, in conjunction with Operations, Technology, and Executive Leadership, work together to provide and maintain security processes and procedures pursuant to which the Company will:
•Ensure the security and confidentiality of customer and bank records covered by law.
•Protect against any anticipated threats or hazards to the security of such records.
•Protect against the unauthorized access or use of such records or information in ways that could result in substantial harm to the Company, our Customers, and Associates.
•Establish guidelines and practices for ensuring Information Technology compliance to external and regulatory requirements.
•Ensure proper and effective Business Continuity and Disaster Recovery programs are implemented and tested.
The Company's Chief Information Security Officer (CISO) is designated as the program coordinator responsible for coordinating and overseeing the program.

Our Information Security Department performs annual risk assessments to evaluate the effectiveness of the controls as set forth in the Information Security Program to support the requirements under Gramm-Leach Bliley Act (GLBA), and Federal Financial Institutions Examination Council (FFIEC) Guidance on Securing Customer Information. The focus areas include:
•technology systems used for information that is collected, processed and stored;
•assessing internal and external cybersecurity threats and vulnerabilities;
•performing regular penetration and controls testing;
•evaluation and assessment of impact should the information or systems become compromised;
•evaluation for the effectiveness of the governance structure for Information security risk management.
Internal and external Penetration Testing is performed annually. Tests are conducted or reviewed by independent third parties or qualified Associates independent of those that develop or maintain the security program. Testing is performed annually by third party auditors contracted through the Company's Risk Management Department. Management reviews test results promptly and ensures that appropriate steps are taken to address adverse test results. Remediation efforts are organized and made available to the Risk committee of the Board of Directors (Risk Committee) as well as for review by third party auditors and examiners.
The Company has implemented a Cybersecurity Incident Response Plan (CSIRP), which is integrated into its Master Business Continuity Plan, to identify, assess and respond to cybersecurity threats. The CSIRP provides a well-defined, consistent, and organized approach to information security related incidents and is supplemented by playbooks designed to respond to specific attacks. The CSIRP requires approval by the Executive Leadership Team under the Cybersecurity Committee and is governed by the Continuity of Operations Policy that is approved annually by the Board of Directors.
The Company is not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company's business strategy, results of operations or financial condition.
Governance
Our Information Security Policy and Information Security Program are the standards used to protect the Bank’s confidential information. The Information Security Policy is annually reviewed, updated, and approved by the Risk Committee and the Board of Directors.
The CISO reports security related incidents, findings, changes, etc. to the Risk Committee, on an annual basis or quarterly as needed. This information is communicated through the Company's Risk Department. The CISO has more than 25 years of experience in the information security field, including 20 years at WSFS, and holds several professional certifications and memberships in the Information Security, IT, and financial services fields.
The Board and Senior Management are charged with the ultimate responsibility for understanding the company’s risk environment. A Management Risk Committee, chaired by our Chief Risk Officer (CRO), is responsible to oversee the Company’s risk management program on an enterprise-wide basis.
The Company has dedicated incident management and response teams in place to facilitate response protocols and execute designed strategies necessary to mitigate business risk and support recovery initiatives. The Incident Management Team structure is based on the Incident Command System and follows a flexible, adaptable approach with response team membership designed to support expanding response team needs. An Incident Response Task Force (IRTF) is in place to oversees the assessment of cybersecurity incidents and operational response needs. The CISO and the Head of Regulatory Affairs/Relations co-lead IRTF response.
The CSIRP includes a framework to timely report cybersecurity incidents to our Executive Leadership Team. The severity of an incident is based on perceived impacts that include the severity of damage, compromise, or loss, and probability of further exploitation or escalation. The Chief Information Officer (CIO) and CRO are notified of all incidents that are determined to be significant. based on perceived impacts of the incident or event. The Chief Executive Officer and Board of Directors are notified of these incidents by the CIO and CRO as necessary.
For further information on risks to the Company from cybersecurity threats, see "System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses" under Item 1A. Risk Factors."

ITEM 2. PROPERTIES
Our headquarters are located at 500 Delaware Ave., Wilmington, Delaware where we lease 78,432 square feet of space. At December 31, 2023, we conducted our business through 88 banking offices located in Delaware, southeastern Pennsylvania and southern New Jersey.
In addition to our branch network, we own or lease office space for 26 other loan production offices and facilities located in Delaware, southeastern Pennsylvania, southern New Jersey, Florida, Nevada and Virginia to house operational activities, Cash Connect® and our Wealth Management businesses. We owned 37 of our banking offices and other facilities while all other locations were leased.
At December 31, 2023, our premises and equipment had a net book value of $104.5 million. All of these properties are generally in good condition and are appropriate for their intended use. While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is traded on the Nasdaq Global Select Market under the symbol “WSFS.” At February 26, 2024, we had 3,404 registered common stockholders of record.
The closing market price of our common stock at February 26, 2024 was $41.81.
Dividends
For a discussion of dividend restrictions on our common stock, or of restrictions on dividends from the Company's subsidiaries to the Company, see “Business - Regulation - Regulation of the Company - Dividends” and “Business - Regulation - Regulation of WSFS Bank - Dividends Restrictions.”
Securities Authorized for Issuance Under Equity Compensation Plans
Shown below is information as of December 31, 2023 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	252,851	$43.49	3,313,543
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	252,851	$43.49	3,313,543
(1)Plans approved by stockholders include the 2013 Incentive Plan and the 2018 Incentive Plan.
Share Repurchases:
During the first quarter of 2020, the Board of Directors approved a share repurchase program authorizing the repurchase of 7,594,977 shares, or 15% of our outstanding shares as of March 31, 2020. This repurchase program was completed during the first quarter of 2023. During the second quarter of 2022, the Board of Directors approved an additional share repurchase authorization under the program of 6,358,727 shares of common stock, or 10% of its outstanding shares as of June 30, 2022. Under the programs, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The programs are consistent with our intent to return a minimum of 35% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of regulatory minimums and, in the case of the Bank, the “well-capitalized” benchmarks.
During the three months ended December 31, 2023, the Company had 241,000 shares of common stock repurchased under the current share repurchase programs.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1, 2023 - October 31, 2023	—	$—	—	5,582,593
November 1, 2023 - November 28, 2023	169,000	38.49	169,000	5,413,593
December 1, 2023 - December 31, 2023	72,000	41.50	72,000	5,341,593
Total	241,000	39.39	241,000

COMPARATIVE STOCK PERFORMANCE GRAPH
The graph and table which follow show the yearly percentage change in the cumulative total shareholder return on our common stock over the last five years compared with the cumulative total shareholder return of the Dow Jones Total Market Index, the Nasdaq Bank Index and KBW Nasdaq Regional Bank Index over the same period as obtained from Bloomberg L.P. Cumulative total shareholder return on our common stock or the indices equals the total increase in value since December 31, 2018, assuming reinvestment of all dividends paid into the common stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2018 in our common stock and in each of the indices. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
December 31, 2018 through December 31, 2023

Dollars
250
200
150
100
50
0
2018
2019
2020
2021
2022
2023
WSFS Financial Corporation
Dow Jones Total Market Index
Nasdaq Bank Index
KBW Nasdaq Regional Bank Index

	December 31, 2018 through December 31, 2023 Cumulative Total Return
	2018	2019	2020	2021	2022	2023
WSFS Financial Corporation	$100	$117	$122	$137	$126	$129
Dow Jones Total Market Index	100	125	138	166	155	180
Nasdaq Bank Index	100	124	115	164	138	133
KBW Nasdaq Regional Bank Index	100	124	113	155	144	143

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company’s subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $20.6 billion in assets and $84.3 billion in assets under management (AUM) and assets under administration (AUA) at December 31, 2023, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, WSFS Bank has been in operation for more than 191 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, enriching the communities we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
As of December 31, 2023, we had six consolidated subsidiaries: WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC. We also had three unconsolidated subsidiaries, WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank had two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
On January 1, 2023, WSFS completed the merger and brand conversion of WSFS Capital Management, LLC (West Capital) and Cypress Capital Management, LLC and renamed the combined entity Bryn Mawr Capital Management, LLC. BMCM is registered as an investment advisor with the U.S. Securities and Exchange Commission and is a wholly-owned subsidiary of WSFS. In the third quarter of 2023, BMCM expanded its business in Southern Delaware and established a new presence in Boca Raton, Florida with the acquisition of a registered investment advisory firm's business based in Rehoboth Beach, Delaware.
Our banking business had a total loan and lease portfolio of $12.8 billion as of December 31, 2023, which was funded primarily through commercial relationships and consumer and customer generated deposits. We have built a $9.9 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide, and manages approximately $1.9 billion in total cash and services approximately 33,000 non-bank ATMs and 8,700 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection and deposit safe cash logistics. Cash Connect® also supports 590 owned or branded ATMs for WSFS Bank Customers, which is one of the largest branded ATM networks in our market.

Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients. Combined, these businesses had $84.3 billion of AUM and AUA at December 31, 2023.
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
As of December 31, 2023, we service our customers primarily from our 114 offices located in Pennsylvania (57), Delaware (40), New Jersey (14), Florida (1), Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com, and our mobile app.
Notable Items Impacting Results of Operations, Financial Condition and Business Outlook
Notable items in 2023 include the following:
•WSFS completed the redemption of the $30.0 million of fixed-to-floating rate subordinated notes due 2025 (the 2025 Notes) acquired from Bryn Mawr Trust. The 2025 Notes were redeemed at a price of 100%, plus accrued and unpaid interest through the date of redemption.
•There was an increase in the allowance for credit losses (ACL) of $34.3 million during the year ended December 31, 2023, primarily due to net loan growth across the CRE, Consumer and commercial small business leasing portfolios as well as higher provisions on our CRE, commercial small business leasing, and Upstart portfolios and the elder care portfolio within C&I. See “Results of Operations - Provision/Allowance for Credit Losses (ACL)” for further information.
•We realized a $9.5 million gain on our equity investment in Spring EQ, a digital home equity origination platform, which was sold during the fourth quarter.
•Recorded an income tax charge of $7.1 million from our decision to surrender $65.5 million of previously acquired BOLI policies. This resulted from recent changes in the interest rate environment lowering our yields on these long-term assets and the termination of a stable value protection wrap policy. We expect to deploy the net proceeds from the surrender into higher yielding interest-earning assets or payoff wholesale funding.
•Recorded a $5.1 million expense for the FDIC Special Assessment charged to recover losses to the Deposit Insurance Fund related to the closures of certain banks in 2023.
•We contributed $4.9 million to the WSFS CARES Foundation to enhance community support activities, which included a one-time $2.0 million special contribution in the fourth quarter.
•During 2023, WSFS repurchased 1,247,178 shares of common stock under the Company's share repurchase program at an average price of $41.52 per share, for an aggregate purchase price of $51.8 million and paid dividends on our common stock of $36.7 million, returning total capital to shareholders of $88.5 million.
•The Bank and the Company continue to be well above well-capitalized across all measures of regulatory capital, with total common equity tier 1 capital of 13.72% and 13.17%, respectively, and total risk-based capital of 14.96% and 15.23%, respectively.
•BMCM expanded into southern Delaware and established a new presence in Boca Raton, Florida, after an acquisition of a woman-founded, owned and managed registered investment advisory firm based in Rehoboth Beach, Delaware.
•In June, we held our first-ever "We Stand for Service Day", during which approximately 1,200 of our Associates provided nearly 5,000 hours of service to more than 80 nonprofit and community organizations across the Greater Philadelphia, Southern New Jersey and Delaware region.

FINANCIAL CONDITION
Total assets increased $0.7 billion, or 3%, to $20.6 billion as of December 31, 2023, compared to $19.9 billion as of December 31, 2022. These increases are primarily comprised of the following (in descending order of magnitude):
•Net loans and leases, excluding loans held for sale, increased $823.2 million, primarily driven by growth of $450.1 million in commercial mortgages, $201.2 million in consumer loans driven by our consumer partnerships and $108.8 million in residential.
•Total cash and cash equivalents increased $255.6 million, primarily due to increased deposits.
•Total investment securities decreased $299.6 million:
◦Investment securities, available-for-sale decreased $246.5 million, primarily due to repayments of $354.8 million, partially offset by increased market values on available-for-sale securities of $83.7 million and $27.7 million in purchases.
•Bank-owned life insurance decreased $59.2 million primarily due to our decision to surrender certain previously-acquired BOLI policies in 2023.
Total liabilities increased $0.4 billion, or 2%, to $18.1 billion at December 31, 2023 compared to the prior year, primarily comprised of the following (in descending order of magnitude):
•Other borrowed funds increased $547.8 million primarily due to $565.0 million borrowed from the Bank Term Funding Program (BTFP) as a result of favorable terms and pricing.
•Total deposits increased $270.5 million, primarily driven by a $236.6 million increase in trust deposits.
•FHLB advances decreased $350.0 million due to the repayment of fixed rate FHLB term advances as part of our routine balance sheet management.
•Other liabilities decreased $68.2 million primarily due to a net decrease of $65.3 million in collateral held on derivatives and derivative liabilities driven by changes in interest rates.
•Senior and subordinated debt decreased $29.8 million due to the redemption of the 2025 Notes.
Stockholders’ equity increased $272.5 million to $2.5 billion at December 31, 2023 compared to the prior year. The increase was primarily due to earnings of $269.2 million during the year and a decrease of $81.9 million in accumulated other comprehensive loss from market value increases on investment securities, partially offset by significant levels of capital return to shareholders including $54.6 million from the repurchase of shares of common stock under our stock repurchase plan and shares withheld to cover tax liabilities, and the payment of dividends on our common stock of $36.7 million.
We repurchased 1,247,178 and 4,151,117 shares of our common stock in 2023 and 2022, respectively. We held 15,557,263 shares and 14,310,085 shares of our common stock as treasury shares at December 31, 2023 and 2022, respectively.
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

Regulators have established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leveraged and risk-based capital measures and certain other factors. Under the Prompt Corrective Action framework of the Federal Deposit Insurance Corporation Act, depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At December 31, 2023, the Bank was in compliance with regulatory capital requirements and all of its regulatory ratios exceeded “well-capitalized” regulatory benchmarks. The Bank’s December 31, 2023 common equity Tier 1 capital ratio of 13.72%, Tier 1 capital ratio of 13.72%, total risk based capital ratio of 14.96% and Tier 1 leverage capital ratio of 10.92%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in the Bank's capital, the holding company held $197.3 million in cash to support potential dividends, acquisitions and strategic growth plans.
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
Funding sources to support growth and meet our liquidity needs include cash from operations, commercial, consumer, wealth and trust deposit programs, loan repayments, FHLB borrowings, repurchase agreements, BTFP borrowings, access to the Federal Reserve Discount Window, and access to the brokered deposit market as well as other wholesale funding avenues. In addition, we have a large portfolio of high-quality, liquid investments, primarily short-duration mortgage-backed securities, that provide a near-continuous source of cash flow to meet current cash needs, or can be sold to meet larger discrete needs for cash. We believe these sources are sufficient to meet our funding needs as well as maintain required and prudent levels of liquidity over the next twelve months and beyond.
As of December 31, 2023, the Company has $1.1 billion in cash, cash equivalents, and restricted cash. Our estimated uninsured deposits were $6.3 billion, or 38% of total customer deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $4.8 billion, or 29% of total customer deposits.
As of December 31, 2023, the Company had a readily available, secured borrowing capacity of $5.4 billion from the FHLB, $0.6 billion through the Federal Reserve Discount Window, and $1.7 billion through the BTFP. In addition, the Company had $1.5 billion in unpledged securities that could be used to support additional borrowings and $0.5 billion of cash deposited with the Federal Reserve Bank. The Company’s readily available, secured borrowing capacity to estimated unprotected deposits ratio is 202%.
During the year ended December 31, 2023, cash, cash equivalents and restricted cash increased $0.3 billion to $1.1 billion from $0.8 billion as of December 31, 2022. Cash provided by operating activities was $237.0 million, primarily reflecting the cash impact of earnings. Cash used for investing activities was $326.3 million primarily due to a $486.8 million net increase in loans and leases and purchases of loans held for investment of $313.4 million. These outflows were partially offset by net repayments of available-for-sale and held-to-maturity debt securities of $327.1 million and $73.0 million, respectively. Cash provided by financing activities was $344.9 million, primarily due to the borrowing of $565.0 million from the BTFP and a $252.5 million net increase in deposits, partially offset by $350.0 million for the repayment of fixed rate FHLB term advances, $54.6 million for repurchases of common stock under the previously announced stock repurchase plan, common stock dividends of $36.7 million, and the $30.0 million redemption of the 2025 Notes

Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At December 31, 2023, we had $211.3 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 22 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases see Note 9 to the Consolidated Financial Statements. At December 31, 2023, we had obligations for principal payments on long-term debt including $67.0 million for our trust preferred borrowings, due June 1, 2035, $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027, and $150.0 million for our senior debt, due December 15, 2030. Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the RBC Trusts), which were acquired from Bryn Mawr Bank Corporation, were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements as the Company is not deemed to be the primary beneficiary of these entities. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures owed to the RBC Trusts with a carrying value of $11.8 million each, totaling $23.6 million. The Company records its investments in the RBC Trusts’ common securities of $0.4 million each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II. The Company has fully and unconditionally guaranteed all of the obligations of the RBC Trusts, including any distributions and payments on liquidation or redemption of the capital securities. We are also contractually obligated to make interest payments on our long-term debt through their respective maturities.
We are also contractually obligated to make interest payments on our long-term debt through their respective maturities. For additional information regarding long-term debt, see Note 12 to the Consolidated Financial Statements. At December 31, 2023, the Company had total commitments to extend credit of $4.1 billion, which are generally one year commitments. For additional information regarding commitments to extend credit, see Note 17 to the Consolidated Financial Statements.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

	At December 31,
(Dollars in thousands)	2023	2022
Nonaccruing loans:
Commercial and industrial	$29,389	$6,770
Owner-occupied commercial	4,862	386
Commercial mortgages	22,292	5,159
Construction	12,617	5,143
Residential	2,579	3,199
Consumer	2,446	2,145
Total nonaccruing loans(1)	74,185	22,802
Other real estate owned	1,569	833
Restructured loans(2)	—	19,737
Total nonperforming assets	$75,754	$43,372
Past due loans:
Commercial	$1,552	$1,022
Consumer(3)	10,032	15,513
Total past due loans	$11,584	$16,535
Troubled loans(4)(5):
Commercial	$85,330	$—
Residential	777	—
Consumer	9,161	—
Total troubled loans	$95,268	$—
Ratio of allowance for credit losses to total gross loans and leases(6)	1.35%	1.17%
Ratio of nonaccruing loans to total gross loans and leases(7)	0.58	0.19
Ratio of nonperforming assets to total assets	0.37	0.22
Ratio of allowance for credit losses to nonaccruing loans	251	666
Ratio of allowance for credit losses to total nonperforming assets(8)	246	350
(1)Includes nonaccrual loans held-for-sale.
(2)Accruing loans only, which includes acquired nonimpaired loans. Nonaccruing Troubled Debt Restructurings (TDRs) are included in their respective categories of nonaccruing loans.
(3)Includes delinquent, but still accruing, U.S. government guaranteed student loans with little risk of credit loss.
(4)Loans with certain modifications (as prescribed in ASU No. 2022-02) to borrowers experiencing financial difficulty.
(5)Includes troubled loan held-for-sale.
(6)Represents amortized cost basis for loans, leases and held-to-maturity securities.
(7)Total loans exclude loans held-for-sale and reverse mortgages.
(8)Excludes acquired PCD loans.

Nonperforming assets increased $32.4 million between December 31, 2022 and December 31, 2023. This increase was primarily due to the transfer in of seven commercial relationships totaling $61.1 million and two CRE relationships totaling $19.4 million during the period. These inflows were partially offset by partial charge-offs on some of the C&I relationships totaling $20.7 million, several smaller payoffs and the continued collection of principal payments on the majority of these loans. The ratio of nonperforming assets to total assets slightly increased from 0.22% at December 31, 2022 to 0.37% at December 31, 2023.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Beginning balance	$43,372	$33,133
Additions	110,586	34,041
Collections	(19,874)	(17,293)
Transfers to accrual(1)	(20,263)	(922)
Charge-offs	(38,067)	(5,587)
Ending balance	$75,754	$43,372
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

RESULTS OF OPERATIONS
2022 compared with 2021
For a discussion of our results for the year ended December 31, 2022 compared to the year ended December 31, 2021, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.
2023 compared with 2022
We recorded net income attributable to WSFS of $269.2 million, or $4.40 per diluted common share, for the year ended December 31, 2023, a increase of $46.8 million compared to $222.4 million, or $3.49 per diluted common share, for the year ended December 31, 2022.
•Net interest income for the year ended December 31, 2023 was $725.1 million, an increase of $62.2 million compared to 2022, primarily due to the the benefits of our asset-sensitive balance sheet and an increase from the balance sheet size and mix. The increase was partially offset by lower purchase accounting accretion. See “Net Interest Income” for further information.
•Our provision for credit losses increased $40.0 million in 2023, primarily due to higher provisions on our CRE, commercial small business leasing, and Upstart portfolios as well as our elder care portfolio within C&I. See “Provision/Allowance for Credit Losses” for further information.
•Noninterest income increased $29.7 million in 2023, primarily due to increases in income from Cash Connect®, Wealth Management fee income, a realized gain from our investment in Spring EQ, and capital markets income. These increases were partially offset by decreases in other banking fees and mortgage banking activities, and unrealized gains on equity investments and income from BMTIA (business sold in 2022). See “Noninterest Income” for further information.
•Noninterest expense decreased $12.7 million in 2023, primarily due to net corporate development and restructuring costs incurred in 2022, partially offset by increases in other operating expenses driven by Cash Connect®, FDIC expenses, salaries and benefits costs, and professional fees. See “Noninterest Expense” for further information.

Net Interest Income
The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2023			2022
(Dollars in thousands)	Average Balance	Interest & Dividends	Yield/ Rate(1)	Average Balance	Interest & Dividends	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,041,280	$346,389	6.88%	$4,875,265	$253,293	5.21%
Commercial mortgage loans	4,570,839	317,603	6.95	4,281,768	203,611	4.76
Residential	820,600	38,886	4.74	790,650	35,420	4.48
Consumer	1,922,827	138,510	7.20	1,543,704	86,743	5.62
Loans held for sale	47,424	3,883	8.19	65,927	3,687	5.59
Total loans and leases	12,402,970	845,271	6.82	11,557,314	582,754	5.05
Mortgage-backed securities(3)	4,640,646	107,555	2.32	5,151,469	106,606	2.07
Investment securities(3)	367,026	8,783	2.71	338,979	6,899	2.39
Other interest-earning assets	282,462	14,913	5.28	878,097	7,556	0.86
Total interest-earning assets	17,693,104	976,522	5.53	17,925,859	703,815	3.94
Allowance for credit losses	(169,140)			(140,916)
Cash and due from banks	256,984			243,579
Cash in non-owned ATMs	392,007			551,108
Bank owned life insurance	98,935			100,725
Other noninterest-earning assets	1,931,147			1,783,340
Total assets	$20,203,037			$20,463,695
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$3,019,050	$26,671	0.88%	$3,377,321	$7,441	0.22%
Money market	4,317,810	122,168	2.83	3,918,756	13,536	0.35
Savings	1,832,601	5,733	0.31	2,265,721	965	0.04
Customer time deposits	1,571,682	45,184	2.87	1,103,336	5,626	0.51
Total interest-bearing customer deposits	10,741,143	199,756	1.86	10,665,134	27,568	0.26
Brokered deposits	214,608	10,064	4.69	36,461	613	1.68
Total interest-bearing deposits	10,955,751	209,820	1.92	10,701,595	28,181	0.26
Federal Home Loan Bank advances	103,268	5,348	5.18	12,841	538	4.19
Trust preferred borrowings	90,534	6,736	7.44	90,337	3,482	3.85
Senior and subordinated debt	221,975	9,815	4.42	248,389	8,246	3.32
Other borrowed funds(4)	442,197	19,700	4.46	47,076	478	1.02
Total interest-bearing liabilities	11,813,725	251,419	2.13	11,100,238	40,925	0.37
Noninterest-bearing demand deposits	5,306,511			6,376,459
Other noninterest-bearing liabilities	787,573			590,814
Stockholders’ equity of WSFS	2,300,467			2,398,871
Noncontrolling interest	(5,239)			(2,687)
Total liabilities and stockholders’ equity	$20,203,037			$20,463,695
Excess of interest-earning assets over interest-bearing liabilities	$5,879,379			$6,825,621
Net interest and dividend income		$725,103			$662,890
Interest rate spread			3.40%			3.57%
Net interest margin			4.11%			3.71%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities held-to-maturity (at amortized cost) and securities available-for-sale (at fair value).
(4)Includes federal funds purchased.

Net interest income increased $62.2 million, or 9%, to $725.1 million in 2023, compared to 2022 primarily due to a $60.6 million increase from the benefits of our asset-sensitive balance sheet and a $4.0 million increase from the balance sheet size and mix, offset by a $2.4 million decrease in purchase accounting accretion. Net interest margin increased 40 bps to 4.11% in 2023 from 3.71% in 2022. The increase was primarily due to 24 bps increase from the balance sheet size and mix and 17 bps from the benefits of our asset-sensitive balance sheet, partially offset by 1 bp from lower purchase accounting accretion.

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

Year Ended December 31,	2023 vs. 2022
(Dollars in thousands)	Volume	Yield/Rate	Net
Interest Income:
Loans:
Commercial loans and leases(1)	$8,940	$84,156	$93,096
Commercial mortgage loans	14,587	99,405	113,992
Residential	1,369	2,097	3,466
Consumer	24,137	27,630	51,767
Loans held for sale	(1,216)	1,412	196
Mortgage-backed securities	(11,185)	12,134	949
Investment securities(2)	719	1,165	1,884
Other interest-earning assets	(8,192)	15,549	7,357
Favorable	29,159	243,548	272,707
Interest expense:
Deposits:
Interest-bearing demand	(866)	20,096	19,230
Money market	1,539	107,093	108,632
Savings	(205)	4,973	4,768
Customer time deposits	3,324	36,234	39,558
Brokered certificates of deposits	6,916	2,535	9,451
FHLB advances	4,654	156	4,810
Trust preferred borrowings	8	3,246	3,254
Senior and subordinated debt	(946)	2,515	1,569
Other borrowed funds	13,713	5,509	19,222
Unfavorable	28,137	182,357	210,494
Net change, as reported	$1,022	$61,191	$62,213
(1)Includes a tax-equivalent income adjustment related to commercial loans.
(2)Includes a tax-equivalent income adjustment related to municipal bonds.

Investment Securities
The following table details the maturity and weighted average yield of the available-for-sale investment portfolio as of December 31, 2023:

(Dollars in thousands)	Maturing During 2024	Maturing From 2025 Through 2028	Maturing From 2029 Through 2033	Maturing After 2033	Total
Collateralized mortgage obligations (CMO)
Amortized cost	$—	$25,645	$65,192	$470,115	$560,952
Weighted average yield	—%	2.37%	1.97%	1.84%	1.88%
Fannie Mae (FNMA) mortgage-backed securities (MBS)
Amortized cost	$—	$60,147	$230,640	$3,253,975	$3,544,762
Weighted average yield	—%	2.38%	2.05%	1.99%	2.00%
Freddie Mac (FHLMC) MBS
Amortized cost	$—	$431	$51,704	$74,721	$126,856
Weighted average yield	—%	2.43%	2.39%	3.15%	2.84%
Ginnie Mae (GNMA) MBS
Amortized cost	$—	$1	$558	$45,774	$46,333
Weighted average yield	—%	4.79%	2.98%	3.39%	3.38%
Government-sponsored enterprises (GSE)
Amortized cost	$—	$—	$221,861	$3,578	$225,439
Weighted average yield	—%	—%	1.30%	1.44%	1.30%
Total amortized cost	$—	$86,224	$569,955	$3,848,163	$4,504,342
Weighted average yield	—%	2.38%	1.78%	2.01%	1.99%

As of December 31, 2023, WSFS does not have any tax-exempt securities within the available-for-sale investment portfolio. Yields are calculated on a weighted average basis using the investments amortized cost and respective average yields for each investment category. Expected maturities of mortgage-backed securities may differ from contractual maturities due to calls or prepay obligations.

Provision/Allowance for Credit Losses (ACL)
We maintain an ACL at an appropriate level based on our assessment of estimable and probable losses in the loan portfolio, which we evaluate in accordance with applicable accounting principles, as discussed further in “Nonperforming Assets.” Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments.
For the year ended December 31, 2023, we recorded a provision for credit losses of $88.1 million, a net change of $40.0 million, compared to the provision of credit losses of $48.1 million in 2022. The increase was primarily due to higher provisions on our CRE, commercial small business leasing, and Upstart portfolios as well as our elder care portfolio within C&I.
The ACL was $186.1 million at December 31, 2023 compared to $151.9 million at December 31, 2022. The increase of the ACL was primarily due to net loan growth across the CRE, Consumer, and commercial small business leasing portfolios and the higher provisions noted above. The ratio of allowance for credit losses to total loans and leases was 1.35% at December 31, 2023 and 1.17% at December 31, 2022.
Net charge-offs were $53.8 million for the year ended December 31, 2023 compared to $16.8 million for the year-ended December 31, 2022. The increase in net charge-offs was primarily driven by our Upstart and commercial small business leasing portfolios.
The following tables detail the allocation of the ACL and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of December 31, 2023
Allowance for credit losses	$64,564	$10,719	$36,055	$10,762	$5,483	$58,543	$186,126
% of ACL to total ACL	35%	6%	19%	6%	3%	31%	100%
Loan portfolio balance	$3,163,692	$1,886,087	$3,801,180	$1,035,530	$867,895	$2,012,134	$12,766,518
% to total loans and leases	24%	15%	30%	8%	7%	16%	100%
Year ended December 31, 2023
Charge-offs	$42,294	$184	$300	$794	$41	$22,394	$66,007
Recoveries	9,721	54	7	532	260	1,625	12,199
Net charge-offs (recoveries)	$32,573	$130	$293	$262	$(219)	$20,769	$53,808
Average loan balance	$3,177,739	$1,863,542	$3,562,070	$1,008,768	$817,758	$1,922,828	$12,352,704
Ratio of net charge-offs (recoveries) to average gross loans	1.03%	0.01%	0.01%	0.03%	(0.03)%	1.08%	0.44%

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
As of December 31, 2022
Allowance for credit losses	$59,394	$6,019	$21,473	$6,987	$4,668	$53,320	$151,861
% of ACL to total ACL	39%	4%	14%	5%	3%	35%	100%
Loan portfolio balance	$3,134,326	$1,809,582	$3,351,084	$1,044,049	$759,465	$1,810,930	$11,909,436
% to total loans and leases	26%	15%	28%	9%	7%	15%	100%
Year ended December 31, 2022
Charge-offs	$19,004	$179	$581	$—	$186	$7,520	$27,470
Recoveries	6,112	278	223	2,567	665	793	10,638
Net charge-offs (recoveries)	$12,892	$(99)	$358	$(2,567)	$(479)	$6,727	$16,832
Average loan balance	$3,043,836	$1,831,428	$3,319,687	$962,082	$787,273	$1,543,704	$11,488,010
Ratio of net charge-offs (recoveries) to average gross loans	0.42%	(0.01)%	0.01%	(0.27)%	(0.06)%	0.44%	0.15%
(1)Includes commercial small business leases and PPP loans.
(2)Excludes reverse mortgages.
(3)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

Noninterest Income
Noninterest income increased $29.7 million to $289.9 million in 2023 from $260.1 million in 2022. This increase reflects a $26.9 million increase from Cash Connect® driven by the rising rate environment and continued growth in the smart safe space, $10.2 million increase in Wealth Management revenue, a $9.5 million gain realized from our investment in Spring EQ, and $4.0 million in capital markets income. The increase was partially offset by a $10.6 million decrease in other banking fees, including fees associated with our consumer lending partnerships, gain on sale of SBA loans and traditional bank service fees, and a $2.5 million decrease in mortgage banking activities. In addition to these decreases, we recognized $6.0 million of unrealized gains on equity investments and $2.6 million from BMTIA in 2022. Our diverse fee-based businesses support sustainability of noninterest income through economic cycles.
Noninterest Expenses
Noninterest expense decreased $12.7 million to $561.6 million in 2023 from $574.3 million in 2022. The decrease was primarily due to $61.5 million lower net corporate development and restructuring costs, partially offset by increases of $29.5 million in other operating expense driven by higher variable operating costs from Cash Connect®, $9.8 million in FDIC expenses which includes the $5.1 million FDIC special assessment charged to recover losses to the Deposit Insurance Fund related to closures of certain banks in 2023, $5.3 million in salaries and benefits costs, and $2.7 million in professional fees.
Income Taxes
We recorded $96.2 million of income tax expense for the year ended December 31, 2023 compared to $78.0 million for the year ended December 31, 2022. The increase in income tax expense was primarily driven by an increase in income before taxes of $64.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The effective tax rates for the years ended December 31, 2023 and 2022 were 26.3% and 25.9%, respectively. The effective tax rate for year ended December 31, 2023 increased primarily due to our decision to surrender certain BOLI policies in 2023 that resulted in $7.1 million of tax expense. In addition, the 2022 effective tax rate reflects the impact of the write-off of $6.7 million of nondeductible goodwill related to the sale of the BMT Insurance Advisors business. Further, the tax expense associated with nondeductible acquisition costs in 2023 decreased compared to 2022. There were no nondeductible acquisition costs during the year ended December 31, 2023 compared to $1.8 million incurred in 2022.
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
WSFS Bank Segment
The WSFS Bank segment income before taxes increased $38.9 million, or 18%, in 2023 compared to 2022 primarily due to an $80.0 million increase in net external customer interest income due to the rising interest rate environment and a decrease in external operating expenses of $40.3 million, primarily driven by lower corporate development and restructuring costs, or 9%, partially offset by increases in inter-segment interest expense of $52.2 million and provision for credit losses of $39.6 million.
Cash Connect® Segment
The Cash Connect® segment income before taxes decreased to $4.2 million in 2023 from $7.3 million in 2022. During 2023, the Cash Connect® segment focused on expanding smart safe and ATM managed services to increase fee income while optimizing funding source composition and operational efficiency in the rapidly rising interest rate environment. The interest rate environment materially increased vault operating expenses, resulting in a full-year 2023 ROA for the Cash Connect® segment of 0.80%, a decrease of 21bps in comparison with full-year 2022. Cash Connect® had $1.9 billion in total cash managed at December 31, 2023 and $1.7 billion at December 31, 2022. At year-end 2023, Cash Connect® serviced approximately 33,000 non-bank ATMs compared to approximately 26,300 at year-end 2022 as a result of a large industry participant exiting their ATM cash vault business and approximately 8,700 smart safes nationwide compared to approximately 7,500 smart safes at year-end 2022.
Wealth Management Segment
The Wealth Management segment income before taxes increased $28.9 million in 2023 compared to 2022, primarily attributable to growth in our institutional trust activity. At December 31, 2023, Wealth Management had AUA/AUM of $84.3 billion, a 31% increase from 2022 balances. WSFS Institutional Services® ended 2023 as the securitization industry's fourth most active trustee by number of deals for U.S. ABS and MBS according to Asset-Backed Alert’s ABS Database.
Segment financial information for the years ended December 31, 2023, 2022 and 2021 is provided in Note 21 to the Consolidated Financial Statements.

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
The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2023 are shown in the following table:

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Interest-rate sensitive assets:
Loans(1):
Commercial loans and leases	$4,270,467	$1,560,156	$360,958	$10,148	$6,201,729
Commercial mortgage loans	2,637,128	953,519	216,446	5,096	3,812,189
Residential(2)	127,836	301,046	357,615	93,426	879,923
Consumer	944,286	776,008	235,189	33,589	1,989,072
Loans held for sale	26,193	5,283	4,010	—	35,486
Investment securities, available-for-sale	810,582	1,288,020	2,306,782	566,486	4,971,870
Investment securities, held-to-maturity	62,200	241,817	561,770	313,207	1,178,994
Other interest-earning assets	15,398	—	—	—	15,398
Total interest-rate sensitive assets:	$8,894,090	$5,125,849	$4,042,770	$1,021,952	$19,084,661
Interest-rate sensitive liabilities:
Interest-bearing deposits:
Interest-bearing demand	$1,467,765	$—	$—	$—	$1,467,765
Savings	882,060	—	—	—	882,060
Money market	4,088,226	—	—	—	4,088,226
Customer time deposits	1,695,594	86,290	1,583	—	1,783,467
Trust preferred borrowings	90,638	—	—	—	90,638
Senior and subordinated debt	70,000	148,400	—	—	218,400
Other borrowed funds	629,216	—	—	8,498	637,714
Total interest-rate sensitive liabilities:	$8,923,499	$234,690	$1,583	$8,498	$9,168,270
(Shortfall) excess of interest-rate sensitive assets over interest-rate liabilities (interest-rate sensitive gap)	$(29,409)	$4,891,159	$4,041,187	$1,013,454	$9,916,391
One-year interest-rate sensitive assets/interest-rate sensitive liabilities	99.67%
One-year interest-rate sensitive gap as a percent of total assets	(0.14)%
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
Allowance for Credit Losses
We maintain an allowance for credit losses (ACL) which represents our best estimate of expected losses in our financial assets, which include loans, leases and held-to-maturity debt securities. We establish our allowance in accordance with guidance provided in ASC 326, Financial Instruments – Credit Losses. The ACL includes two primary components: (i) an allowance established on financial assets which share similar risk characteristics collectively evaluated for credit losses (collective basis), and (ii) an allowance established on financial assets which do not share similar risk characteristics with any loan segment and is individually evaluated for credit losses (individual basis). We consider the determination of the ACL to be critical because it requires significant judgment reflecting our best estimate of expected credit losses based on our historical loss experience, current conditions and economic forecasts. Our evaluation is based upon a continuous review of our financial assets, with consideration given to evaluations resulting from examinations performed by regulatory authorities. See Note 7 to the Consolidated Financial Statements, for further discussion of the ACL.
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
Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on our financial assets, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACL because a wide variety of factors and inputs are considered in these estimates and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across the Company’s portfolio mix and segmentation. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As of December 31, 2023, the Company believes that its ACL was adequate.
For information on Recent Accounting Pronouncements see Note 2 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. In response to the economic and financial effects of COVID-19, the FOMC reduced interest rates through 2020 and 2021 and instituted quantitative easing measures as well as domestic and global capital market support programs. The FOMC raised the federal funds target rate a total of 525 basis points between 2022 and 2023. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At December 31, 2023 interest-bearing liabilities that mature or reprice within one year exceeded interest-earning assets (interest-sensitive gap) by $29.4 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 99.67% at December 31, 2023 compared with 116.93% at December 31, 2022. In addition, the one-year interest-sensitive gap as a percentage of total assets was (0.14)% at December 31, 2023 compared to 6.29% at December 31, 2022.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2023 and December 31, 2022.

Change in Interest Rate (Basis Points)	December 31, 2023		December 31, 2022
	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
300	15.7%	22.44%	18.5%	27.54%
200	10.4%	21.46%	12.3%	26.44%
100	5.2%	20.41%	6.1%	25.22%
50	2.6%	19.85%	3.1%	24.56%
25	1.3%	19.56%	1.5%	24.22%
—	—%	19.26%	—%	23.87%
(25)	(1.3)%	18.96%	(1.6)%	23.50%
(50)	(2.6)%	18.64%	(3.3)%	23.10%
(100)	(4.9)%	18.00%	(6.8)%	22.20%
(200)	(9.6)%	16.50%	(14.0)%	20.20%
(300)	(14.2)%	14.80%	(21.2)%	17.90%
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of WSFS Financial Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Assessment of the Allowance for Credit Losses for Loans and Leases Evaluated on a Collective Basis
As discussed in Footnotes 2 and 7 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2023 was $186.1 million, of which $184.5 million related to the allowance for credit losses on loans and leases evaluated on a collective basis (the collective ACL). The collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics. For the commercial portfolio, the Company uses a base loss rate methodology which applies a probability of default (PD) and loss given default (LGD) which are calculated based on the historical rate of migration. The historical rate of migration is based on the historical rate of credit loss measured during a look-back period (LBP). The historical rate of credit loss is determined based on internally assessed risk ratings and loan segments and then adjusted for the economic forecast scenario and macroeconomic assumptions over reasonable and supportable forecast periods. For the retail and leasing portfolios, the Company uses a base loss rate methodology which calculates historical loss rates based on average net loss rates over the LBP that incorporates the economic forecast assigned to that loan. After the reasonable and supportable forecast periods, the Company reverts on a straight-line basis over the reversion period to its historical loss rates, evaluated over the LBP, for the remaining life of both commercial and retail loans and leases. The LBP, reasonable and supportable forecast, and reversion period are established for each portfolio segment. The Company estimates the exposure at default using a method which projects prepayments over the life of the loans and leases. In order to capture the unique risks of the loan and lease portfolio within the PD, LGD and average net loss rates, the Company segments the portfolio into pools, considering similar risk characteristics. A portion of the collective ACL is comprised of adjustments to historical loss information for various internal and external conditions. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit losses.
We identified the assessment of the December 31, 2023 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and quantitative model used to estimate (1) the PD, LGD and average net loss rates and their significant assumptions, including portfolio segmentation, the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast periods, the LBP for both the commercial and retail portfolio, and credit risk ratings for commercial loans, and (2) the qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the quantitative model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:

•development of the collective ACL methodology
•continued use and appropriateness of changes made to the quantitative model
•identification and determination of the significant assumptions used in the quantitative model
•application of certain qualitative factors
•analysis of the collective ACL results, trends, and ratios.

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

We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2023 collective ACL by evaluating:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the account estimates.

/s/ KPMG LLP

We have served as the Company's auditor since 1994.

Philadelphia, Pennsylvania
February 29, 2024

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021
Interest income:
Interest and fees on loans and leases	$845,271	$582,754	$393,248
Interest on mortgage-backed securities	107,555	106,606	55,802
Interest and dividends on investment securities:
Taxable	2,803	2,812	2,805
Tax-exempt	5,980	4,087	2,719
Other interest income	14,913	7,556	1,795
	976,522	703,815	456,369
Interest expense:
Interest on deposits	209,820	28,181	14,923
Interest on Federal Home Loan Bank advances	5,348	538	5
Interest on senior and subordinated debt	9,815	8,246	6,497
Interest on trust preferred borrowings	6,736	3,482	1,274
Interest on federal funds purchased	1,673	443	—
Interest on other borrowings	18,027	35	21
	251,419	40,925	22,720
Net interest income	725,103	662,890	433,649
Provision for (recovery of) credit losses	88,071	48,089	(117,087)
Net interest income after provision for (recovery of) credit losses	637,032	614,801	550,736
Noninterest income:
Credit/debit card and ATM income	59,718	40,088	29,479
Investment management and fiduciary revenue	131,050	121,608	62,348
Deposit service charges	25,393	24,484	22,090
Mortgage banking activities, net	4,799	7,271	23,216
Loan and lease fee income	5,718	6,275	7,533
Security gains, net	—	—	331
Unrealized gains on equity investments, net	329	5,980	5,141
Realized gain (loss) on sale of equity investment, net	9,493	—	(706)
Bank owned life insurance income	4,642	1,804	1,251
Other income	48,729	52,624	34,797
	289,871	260,134	185,480
Noninterest expense:
Salaries, benefits and other compensation	289,193	283,905	214,167
Occupancy expense	42,184	40,885	32,802
Equipment expense	42,242	40,994	29,040
Professional fees	21,200	18,497	15,614
Data processing and operations expenses	19,054	20,876	14,074
Marketing expense	7,914	7,230	5,413
FDIC expenses	15,887	6,098	4,081
Loan workout and other credit costs	852	702	663
Corporate development expense	3,931	42,749	11,676
Restructuring expense	(230)	22,473	1,346
Recovery of legal settlement	—	—	(15,000)
Loss on early extinguishment of debt	—	—	1,087
Other operating expense	119,406	89,917	63,553
	561,633	574,326	378,516
Income before taxes	365,270	300,609	357,700
Income tax provision	96,245	77,961	86,095
Net income	$269,025	$222,648	$271,605
Less: Net (loss) income attributable to noncontrolling interest	(131)	273	163
Net income attributable to WSFS	$269,156	$222,375	$271,442
Basic earnings per share	$4.40	$3.50	$5.71
Diluted earnings per share	$4.40	$3.49	$5.69
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income	$269,025	$222,648	$271,605
Less: Net (loss) gain attributable to noncontrolling interest	(131)	273	163
Net income attributable to WSFS	$269,156	$222,375	$271,442
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available-for-sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $20,085, $(167,261), and $(29,523), respectively	63,601	(529,660)	(93,503)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $—, $—, and $80, respectively	—	—	(252)
	63,601	(529,660)	(93,755)
Net change in securities held-to-maturity
Net change in unrealized gains (losses) on securities reclassified to held-to-maturity, net of tax (benefit) expense of $(5,361), $34,319, and $32, respectively(1)(2)	16,980	(108,678)	(101)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized (loss) gain and prior service cost, net of tax expense (benefit) of $1, $(5), and $50, respectively	(132)	209	97
Net change in cash flow hedge
Net unrealized gain arising during the period, net of tax expense of $504, $—, and $—, respectively	1,596	—	—
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $34, $51 and $119, respectively	(107)	(160)	(378)
	1,489	(160)	(378)
Net change in equity method investments
Net change in other comprehensive (loss) income of equity method investments, net of tax (benefit) expense of $(27), $67, and $114, respectively	(85)	213	362
Total other comprehensive income (loss)	81,853	(638,076)	(93,775)
Total comprehensive income (loss)	$351,009	$(415,701)	$177,667
(1)Includes $119.8 million, net of tax benefit, of unrealized losses on transferred investment securities with a book value of $1.1 billion from available-for-sale to held-to-maturity that were transferred in June 2022.
(2)Includes amortization of unrealized gains and losses on securities reclassified to held-to-maturity.

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except per share and share data)	2023	2022
Assets:
Cash and due from banks	$629,310	$332,961
Cash in non-owned ATMs	458,889	499,017
Interest-bearing deposits in other banks including collateral (restricted cash) of $4,270 at December 31, 2023 and $4,650 at December 31, 2022	4,701	5,280
Total cash, cash equivalents, and restricted cash	1,092,900	837,258
Investment securities, available for sale (amortized cost of $4,504,342 at December 31, 2023 and $4,834,550 at December 31, 2022)	3,846,537	4,093,060
Investment securities, held to maturity, net of allowance for credit losses of $8 at December 31, 2023 and $10 at December 31, 2022 (fair value $985,931 at December 31, 2023 and $1,040,104 at December 31, 2022)	1,058,557	1,111,619
Other investments	17,434	26,120
Loans held for sale at fair value	29,268	42,985
Loans and leases, net of allowance of $186,126 at December 31, 2023 and $151,861 at December 31, 2022	12,583,202	11,759,992
Bank-owned life insurance	42,762	101,935
Stock in Federal Home Loan Bank of Pittsburgh, at cost	15,398	24,116
Other real estate owned	1,569	833
Accrued interest receivable	85,979	74,448
Premises and equipment	104,484	115,603
Goodwill	885,898	883,637
Intangible assets	118,662	128,595
Other assets	712,022	714,554
Total assets	$20,594,672	$19,914,755
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$4,917,297	$5,739,647
Interest-bearing demand	11,556,789	10,463,922
Total deposits	16,474,086	16,203,569
Federal Home Loan Bank advances	—	350,000
Trust preferred borrowings	90,638	90,442
Senior and subordinated debt	218,400	248,169
Other borrowed funds	586,038	38,283
Accrued interest payable	46,684	5,174
Other liabilities	709,011	777,232
Total liabilities	18,124,857	17,712,869
Stockholders’ Equity:
Common stock 0.01 par value, shares authorized of 90,000,000; shares issued of 76,095,094 at December 31, 2023 and 75,921,997 at December 31, 2022	761	759
Capital in excess of par value	1,984,746	1,974,210
Accumulated other comprehensive loss	(593,991)	(675,844)
Retained earnings	1,643,657	1,411,243
Treasury stock at cost, 15,557,263 shares at December 31, 2023 and 14,310,085 shares at December 31, 2022	(557,537)	(505,255)
Total stockholders’ equity of WSFS	2,477,636	2,205,113
Noncontrolling interest	(7,821)	(3,227)
Total stockholders’ equity	2,469,815	2,201,886
Total liabilities and stockholders’ equity	$20,594,672	$19,914,755

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2020	57,575,783	$576	$1,053,022	$56,007	$977,414	$(295,293)	$1,791,726	$(2,246)	$1,789,480
Net income	—	—	—	—	271,442	—	271,442	163	271,605
Other comprehensive loss	—	—	—	(93,775)	—	—	(93,775)	—	(93,775)
Cash dividend, $0.51 per share	—	—	—	—	(24,242)	—	(24,242)	—	(24,242)
Issuance of common stock including proceeds from exercise of common stock options	119,893	1	1,521	—	—	—	1,522	—	1,522
Stock-based compensation expense	—	—	5,694	—	—	—	5,694	—	5,694
Repurchase of common stock (1)	—	—	(1,240)	—	—	(12,028)	(13,268)	—	(13,268)
Balance, December 31, 2021	57,695,676	$577	$1,058,997	$(37,768)	$1,224,614	$(307,321)	$1,939,099	$(2,083)	$1,937,016
Net income	—	—	—	—	222,375	—	222,375	273	222,648
Other comprehensive loss	—	—	—	(638,076)	—	—	(638,076)	—	(638,076)
Cash dividend, $0.56 per share	—	—	—	—	(35,746)	—	(35,746)	—	(35,746)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(504)	(504)
Issuance of common stock including proceeds from exercise of common stock options	109,473	1	3,178	—	—	—	3,179	—	3,179
Issuance of common stock in acquisition of BMT	18,116,848	181	907,835	—	—	—	908,016	—	908,016
Noncontrolling interest assumed in acquisition	—	—	—	—	—	—	—	(913)	(913)
Stock-based compensation expense	—	—	6,349	—	—	—	6,349	—	6,349
Repurchase of common stock (1)	—	—	(2,149)	—	—	(197,934)	(200,083)	—	(200,083)
Balance, December 31, 2022	75,921,997	$759	$1,974,210	$(675,844)	$1,411,243	$(505,255)	$2,205,113	$(3,227)	$2,201,886
Net income	—	—	—	—	269,156	—	269,156	(131)	269,025
Other comprehensive income	—	—	—	81,853	—	—	81,853	—	81,853
Cash dividend, $0.60 per share	—	—	—	—	(36,742)	—	(36,742)	—	(36,742)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(4,463)	(4,463)
Issuance of common stock including proceeds from exercise of common stock options	173,097	2	3,296	—	—	—	3,298	—	3,298
Stock-based compensation expense	—	—	9,605	—	—	—	9,605	—	9,605
Repurchase of common stock (1)	—	—	(2,365)	—	—	(52,282)	(54,647)	—	(54,647)
Balance, December 31, 2023	76,095,094	$761	$1,984,746	$(593,991)	$1,643,657	$(557,537)	$2,477,636	$(7,821)	$2,469,815

(1)Repurchase of common stock for the years ended December 31, 2023, 2022 and 2021 included 1,247,178, 4,151,117 and 267,309 shares repurchased, respectively, in connection with the Company's share buyback program approved by the Board of Directors, and 45,489, 113,039 and 31,188 shares withheld, respectively, to cover tax liabilities.
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Operating activities:
Net income	$269,025	$222,648	$271,605
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	88,071	48,089	(117,087)
Depreciation of premises and equipment, net	17,508	24,152	15,410
Accretion of fees, premiums and discounts, net	(27,376)	(28,378)	(38,257)
Amortization of intangible assets	15,527	18,401	10,583
Amortization of right of use lease asset	15,567	17,990	11,844
Decrease in operating lease liability	(12,417)	(16,291)	(11,941)
Income from mortgage banking activities, net	(4,799)	(7,271)	(23,216)
Gain on sale of securities, net	—	—	(331)
Loss (gain) on sale of other real estate owned and valuation adjustments, net	195	(221)	(385)
Stock-based compensation expense	9,605	6,349	5,694
Unrealized gains on equity investments, net	(329)	(5,980)	(5,141)
Realized (gain) loss on sale of equity investment, net	(9,493)	—	706
Deferred income tax (benefit) expense	(5,397)	(4,005)	39,838
(Increase) decrease in accrued interest receivable	(11,531)	(22,151)	2,739
Increase in other assets	(2,185)	(58,852)	(46,378)
Origination of loans held-for-sale	(280,826)	(527,684)	(971,863)
Proceeds from sales of loans held-for-sale	198,920	501,186	991,411
Increase (decrease) in accrued interest payable	41,510	1,196	(714)
(Decrease) increase in other liabilities	(60,781)	315,065	(4,807)
Decrease (increase) in value of bank-owned life insurance	(2,053)	(1,311)	(1,048)
Increase in capitalized interest, net	(1,738)	(2,078)	(3,014)
Net cash provided by operating activities	$237,003	$480,854	$125,648
Investing activities:
Purchases of investment securities held to maturity	$—	$(120,868)	$—
Repayments, maturities and calls of investment securities held to maturity	72,966	66,186	20,365
Sale of investment securities available-for-sale	—	—	14,051
Purchases of investment securities available-for-sale	(27,689)	(1,218,022)	(3,490,596)
Repayments of investment securities available-for-sale	354,783	1,015,603	697,480
Proceeds from bank-owned life insurance death benefit	3,772	1,437	—
Proceeds from bank-owned life insurance surrender	51,981	—	—
Net proceeds from sale of equity investments	17,946	—	4,899
Net cash (paid for) from business combinations	(3,000)	573,745	—
Net (increase) decrease in loans and leases	(486,819)	(41,324)	1,453,471
Purchases of loans held for investment	(313,363)	(393,159)	(188,076)
Purchases of FHLB stock	(134,279)	(51,518)	(625)
Redemption of FHLB stock	142,997	36,207	323
Sales of assets acquired through foreclosure, net	833	1,964	2,489
Sale of premise and equipment	17	1,191	427
Investment in premises and equipment, net	(6,406)	(8,809)	(6,576)
Net cash used in investing activities	$(326,261)	$(137,367)	$(1,492,368)

(continued on following page)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Financing activities:
Net (decrease) increase in demand and saving deposits	$(358,115)	$(1,123,468)	$1,760,031
Increase (decrease) in time deposits	681,484	(94,251)	(169,871)
(Decrease) increase in brokered deposits	(70,915)	61,705	(202,625)
Receipts from FHLB advances	7,195,000	1,873,100	1,000
Repayments of FHLB advances	(7,545,000)	(1,523,100)	(7,623)
Receipts from federal funds purchased	7,713,000	2,730,001	—
Repayments of federal funds purchased	(7,713,000)	(2,730,001)	—
Receipts from Bank Term Funding Program	565,000	—	—
Distributions to noncontrolling shareholders	(4,463)	(504)	—
Cash dividend	(36,742)	(35,746)	(24,242)
Issuance of common stock and exercise of common stock options	3,298	3,179	1,522
Redemption of senior and subordinated debt	(30,000)	—	(100,000)
Repurchase of common shares	(54,647)	(200,083)	(13,268)
Net cash provided by (used in) financing activities	$344,900	$(1,039,168)	$1,244,924
Increase (decrease) in cash, cash equivalents, and restricted cash	$255,642	$(695,681)	$(121,796)
Cash, cash equivalents, and restricted cash at beginning of period	837,258	1,532,939	1,654,735
Cash, cash equivalents, and restricted cash at end of period	$1,092,900	$837,258	$1,532,939
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$209,909	$36,487	$23,434
Cash paid for income taxes, net	99,136	58,148	40,691
Non-cash information:
Loans transferred to other real estate owned	$1,569	$630	$1,972
Loans transferred to portfolio from held-for-sale at fair value	96,312	97,848	72,621
Securities transferred to held-to-maturity from available-for-sale at fair value	—	931,421	—
Available-for-sale securities purchased, not settled	—	—	34,489
Receivable for bank-owned life insurance surrender proceeds	4,731	—	—
Receivable for bank-owned life insurance death benefit proceeds	742	—	—
Fair value of assets acquired, net of cash received	7,993	4,713,544	—
Fair value of liabilities assumed	4,993	4,379,273	—

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
The Consolidated Financial Statements include the accounts of the Company, WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries, WSFS Capital Trust III (the Trust), Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the U.S. The Company provides residential and commercial mortgage, commercial and consumer lending services, as well as retail deposit and treasury management services. The Company's core banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to individual, corporate and institutional clients. The Federal Deposit Insurance Corporation (FDIC) insures the Company's customers’ deposits to their legal maximums. The Company serves its Customers primarily from 114 offices located in Pennsylvania (57), Delaware (40), New Jersey (14), Florida (1), Nevada (1) and Virginia (1), its ATM network, website at www.wsfsbank.com, and mobile app. Information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.
The Company's leasing business is conducted by NewLane Finance®. NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Basis of Presentation
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP). In preparing the Consolidated Financial Statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although the Company's estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions in 2024 could be worse than anticipated in those estimates, which could materially affect its results of operations and financial condition. The accounting for the allowance for credit losses (including loans and leases held for investment, investment securities available-for-sale and held-to-maturity), lending related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and income taxes are subject to significant estimates. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets, the establishment of additional allowance and lending-related commitment reserves, changes in the fair value of financial instruments, as well as increased post-retirement benefits and income tax expense.
All significant intercompany accounts and transactions were eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES
Cash, Cash Equivalents and Restricted Cash
For purposes of reporting cash flows, cash, cash equivalents and restricted cash include cash, cash in non-owned ATMs, amounts due from banks, federal funds sold and securities purchased under agreements to resell and cash collateral held for derivatives, including a financial derivative related to the sale of certain Visa Class B shares.
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
The Company classifies the held-to-maturity debt securities into the following major security types: mortgage backed securities, state and political subdivisions, and foreign bonds. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis.
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
Loans that share similar risk characteristics are collectively reviewed for credit loss and are evaluated based on historical loss experience, adjusted for current economic conditions and future economic forecasts. Estimated losses are determined differently for commercial and residential and consumer loans, and each commercial segment is further segmented by internally assessed risk ratings.
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
The historical loss rates for commercial loans are estimated by determining the probability of default (PD) and expected loss given default (LGD) and are applied to the loans' exposure at default. The probability of default is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for consumer loans are calculated based on average net loss rates over the same look-back period. The current look-back period is 52 quarters which ensures historical loss rates are adequately considering losses within a full credit cycle.
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
Qualitative adjustment factors consider various internal and external conditions which are allocated among loan segments and take into consideration:
•Current underwriting policies, staffing and portfolio concentrations,
•Risk rating accuracy and credit administration,
•Internal risk emergence (including internal trends of delinquency, and criticized loans by segment),
•Economic forecasts and conditions - locally and nationally (including market trends impacting collateral values), which is separate from or in addition to the third-party economic forecast described above, and
•Competitive environment, as it could impact loan structure and underwriting.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The following accounting pronouncements were adopted by the Company during the year ended December 31, 2023, but do not have a material impact on the Consolidated Financial Statements:
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
Accounting Guidance Pending Adoption as of December 31, 2023
ASU No. 2023-01, Leases (Topic 842:) Common Control Agreements: In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842) Common Control Agreements. The amendment clarifies the accounting for leasehold improvements associated with common control leases by allowing the lessee to amortize the leasehold improvements over the useful life of the common control group’s use of the underlying asset, regardless of the lease term. The guidance is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. Adoption is required on a modified retrospective basis, consistent with the Company's adoption of Topic 842. The Company does not expect this update to have a material impact on the Consolidated Financial Statements.
ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method: In March 2023, The FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The amendments permit reporting entities to elect to account for any equity investments in a tax credit program using the proportional amortization method if certain conditions are met. The amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. Adoption is required on a prospective, modified retrospective, or retrospective basis depending on the amendment. The Company does not expect this update to have a material impact on the Consolidated Financial Statements.
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption is required retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted and should be applied either prospectively or retrospectively. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2023	2022	2021
Bailment fees	$40,096	$21,173	$12,940
Interchange fees	15,684	15,506	13,520
Other card and ATM fees	3,938	3,409	3,019
Total credit/debit card and ATM income	$59,718	$40,088	$29,479
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2023	2022	2021
Trust fees	$89,396	$79,472	$43,725
Wealth management and advisory fees	41,654	42,136	18,623
Total investment management and fiduciary income	$131,050	$121,608	$62,348
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
Wealth management and advisory fees consists of fees from Bryn Mawr Trust®, BMCM, Powdermill®, and WSFS Wealth® Investments. Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage. The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Twelve Months Ended December 31,
(Dollars in thousands)	2023	2022	2021
Service fees	$17,182	$16,019	$14,220
Return and overdraft fees	7,127	7,651	6,789
Other deposit service fees	1,084	814	1,081
Total deposit service charges	$25,393	$24,484	$22,090
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
Other income
The following table presents the components of other income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2023	2022	2021
Managed service fees	$20,503	$17,991	$16,425
Currency preparation	5,429	4,120	4,064
ATM loss protection	2,651	2,627	2,522
Capital markets revenue	11,847	7,859	—
Miscellaneous products and services(1)	8,299	20,027	11,786
Total other income	$48,729	$52,624	$34,797
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
See Note 21 for further information about the disaggregation of noninterest income by segment.

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share data)	2023	2022	2021
Numerator:
Net income attributable to WSFS	$269,156	$222,375	$271,442
Denominator:
Weighted average basic shares	61,108	63,453	47,539
Dilutive potential common shares	113	206	164
Weighted average fully diluted shares	61,221	63,659	47,703
Earnings per share:
Basic	$4.40	$3.50	$5.71
Diluted	$4.40	$3.49	$5.69
Outstanding common stock equivalents having no dilutive effect	14	9	1

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

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligation (CMO)	$560,952	$—	$96,333	$—	$464,619
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,544,762	162	502,574	—	3,042,350
Freddie Mac (FHLMC) MBS	126,856	—	11,324	—	115,532
Ginnie Mae (GNMA) MBS	46,333	6	2,999	—	43,340
Government-sponsored enterprises (GSE) agency notes	225,439	—	44,743	—	180,696
	$4,504,342	$168	$657,973	$—	$3,846,537
Held-to-Maturity Debt Securities(1)
FNMA MBS	$872,653	$—	$74,332	$—	$798,321
State and political subdivisions	185,912	2,665	959	8	187,610
	$1,058,565	$2,665	$75,291	$8	$985,931
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at amortized cost basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $120.4 million at December 31, 2023, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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
(1)Held-to–maturity securities transferred from available-for-sale are included in held-to-maturity at amortized cost basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $142.8 million at December 31, 2022, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

The scheduled maturities of available-for-sale debt securities at December 31, 2023 and December 31, 2022 are presented in the table below:

	Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2023 (1)
Within one year	$—	$—
After one year but within five years	86,224	82,387
After five years but within ten years	569,956	485,593
After ten years	3,848,162	3,278,557
	$4,504,342	$3,846,537
December 31, 2022 (1)
Within one year	$—	$—
After one year but within five years	83,014	77,499
After five years but within ten years	465,777	398,607
After ten years	4,285,759	3,616,954
	$4,834,550	$4,093,060
(1)Actual maturities could differ from contractual maturities.
As of December 31, 2023, the Company’s available-for-sale investment securities consisted of 966 securities, 957 of which were in an unrealized loss position.
As of December 31, 2023, substantially all of the Company’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies.
As of December 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The scheduled maturities of held-to-maturity debt securities at December 31, 2023 and December 31, 2022 are presented in the table below:

	Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2023 (1)
Within one year	$—	$—
After one year but within five years	10,932	10,856
After five years but within ten years	46,489	46,246
After ten years	1,001,144	928,829
	$1,058,565	$985,931
December 31, 2022 (1)
Within one year	$731	$732
After one year but within five years	9,530	9,476
After five years but within ten years	46,170	45,944
After ten years	1,055,198	983,952
	$1,111,629	$1,040,104
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 5.8 years at December 31, 2023.
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
Investment securities with fair market values aggregating $3.3 billion and $2.8 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of December 31, 2023 and December 31, 2022, respectively.
During the years ended December 31, 2023 and December 31, 2022, the Company had no sales of debt securities categorized as available-for-sale. During the year ended December 31, 2021, the Company sold $14.1 million of debt securities categorized as available-for-sale, resulting in realized gains of $0.3 million and no realized losses.
As of December 31, 2023 and December 31, 2022, the Company's debt securities portfolio had remaining unamortized premiums of $56.9 million and $66.6 million, respectively, and unaccreted discounts of $20.9 million and $25.2 million, respectively.
For debt securities in an unrealized loss position and an allowance has not been recorded, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at December 31, 2023.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
CMO	$—	$—	$464,619	$96,333	$464,619	$96,333
FNMA MBS	9,068	125	3,026,520	502,449	3,035,588	502,574
FHLMC MBS	—	—	115,525	11,324	115,525	11,324
GNMA MBS	10,543	217	31,681	2,782	42,224	2,999
GSE agency notes	—	—	180,696	44,743	180,696	44,743
	$19,611	$342	$3,819,041	$657,631	$3,838,652	$657,973
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
At December 31, 2023, available-for-sale debt securities for which the amortized cost basis exceeded fair value totaled $3.8 billion. Total unrealized losses on these securities were $658.0 million at December 31, 2023. The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of December 31, 2023.

At December 31, 2023 and December 31, 2022, held-to-maturity debt securities had an amortized cost basis of $1.1 billion. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings.
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$185,912
Not rated	872,653	—
Ending balance	$872,653	$185,912
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2022, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions	Foreign bonds
A+ rated or higher	$—	$201,631	$500
Not rated	909,498	—	—
Ending balance	$909,498	$201,631	$500
The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS and foreign bond debt securities for the twelve months ended December 31, 2023 and 2022. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the twelve months ended December 31, 2023 and 2022:

	Twelve months ended December 31,
(Dollars in thousands)	2023	2022
Allowance for credit losses:
Beginning balance	$10	$4
Provision for credit losses	(2)	6
Ending balance	$8	$10
Accrued interest receivable of $3.7 million and $2.4 million as of December 31, 2023 and December 31, 2022, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of December 31, 2023 and December 31, 2022.
Equity Investments
The Company had equity investments with a fair value of $17.4 million and $26.1 million as of December 31, 2023 and December 31, 2022, respectively.
During the year ended December 31, 2023, total net gains on equity investments of $9.8 million were recorded, driven by a realized gain on the Company's investment in Spring EQ presented within Realized gain (loss) on sale of equity investment, net in the Consolidated Statements of Income. During the year ended December 31, 2023, the Company recognized $2.5 million of net gains related to our equity method investments within Other income on the Consolidated Statements of Income.
During the year ended December 31, 2022, total net gains on equity investments of $6.0 million were recorded, driven by an unrealized gain on the Company's investment in cred.ai presented within Unrealized gain on equity investment, net in the Consolidated Statements of Income. During the year ended December 31, 2022, the Company recognized $5.4 million of net gains related to our equity method investments within Other income on the Consolidated Statements of Income.
During the twelve months ended December 31, 2021, total net gains on equity investments of $4.4 million were recorded from the sale of the Company's investment in Social Finance, Inc. (SoFi) in July 2021. This included a net realized loss of $0.7 million which was recorded in Realized gain (loss) on sale of equity investment, net in the Consolidated Statements of Income at the time of sale.

6. LOANS AND LEASES
The following table shows the Company's loan portfolio by category:

	December 31,
(Dollars in thousands)	2023	2022
Commercial and industrial	$2,540,070	$2,575,345
Owner-occupied commercial	1,886,087	1,809,582
Commercial mortgages	3,801,180	3,351,084
Construction	1,035,530	1,044,049
Commercial small business leases	623,622	558,981
Residential(1)	870,705	761,882
Consumer(2)	2,012,134	1,810,930
	12,769,328	11,911,853
Less:
Allowance for credit losses	186,126	151,861
Net loans and leases	$12,583,202	$11,759,992
(1)Includes reverse mortgages, at fair value of $2.8 million and $2.4 million at December 31, 2023 and 2022, respectively.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
Accrued interest receivable on loans outstanding was $69.8 million and $59.3 million at December 31, 2023 and 2022, respectively.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of the Company's allowance for credit losses and loan and lease balances for the years ended December 31, 2023, 2022, and 2021. During 2023, the increase was primarily due to net loan growth in our commercial mortgage, commercial small business leasing, and Upstart portfolios and higher provision on our commercial small business leasing, Upstart, commercial mortgage and elder care (subset of C&I) portfolios.

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Year Ended December 31, 2023
Allowance for credit losses
Beginning balance	$59,394	$6,019	$21,473	$6,987	$4,668	$53,320	$151,861
Charge-offs	(42,294)	(184)	(300)	(794)	(41)	(22,394)	(66,007)
Recoveries	9,721	54	7	532	260	1,625	12,199
Provision	37,743	4,830	14,875	4,037	596	25,992	88,073
Ending balance	$64,564	$10,719	$36,055	$10,762	$5,483	$58,543	$186,126
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1,591	$—	$—	$—	$—	$—	$1,591
Loans evaluated on a collective basis	62,973	10,719	36,055	10,762	5,483	58,543	184,535
Ending balance	$64,564	$10,719	$36,055	$10,762	$5,483	$58,543	$186,126
Period-end loan balances:
Loans evaluated on an individual basis	$19,221	$5,200	$22,295	$12,617	$5,876	$2,287	$67,496
Loans evaluated on a collective basis	3,144,471	1,880,887	3,778,885	1,022,913	862,019	2,009,847	12,699,022
Ending balance	$3,163,692	$1,886,087	$3,801,180	$1,035,530	$867,895	$2,012,134	$12,766,518
(1)Includes commercial small business leases.
(2)Period-end loan balance excludes reverse mortgages at fair value of $2.8 million.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial(1)	Owner- occupied Commercial	Commercial Mortgages	Construction	Residential(2)	Consumer(3)	Total
Year Ended December 31, 2022
Allowance for credit losses
Beginning balance	$49,967	$4,574	$11,623	$1,903	$3,352	$23,088	$94,507
Initial allowance on acquired PCD loans	22,614	595	2,684	71	61	78	26,103
Charge-offs	(19,004)	(179)	(581)	—	(186)	(7,520)	(27,470)
Recoveries	6,112	278	223	2,567	665	793	10,638
(Credit) provision(4)	(295)	751	7,524	2,446	776	36,881	48,083
Ending balance	$59,394	$6,019	$21,473	$6,987	$4,668	$53,320	$151,861
Period-end allowance allocated to:
Loans evaluated on an individual basis	$2,428	$—	$—	$—	$—	$—	$2,428
Loans evaluated on a collective basis	56,966	6,019	21,473	6,987	4,668	53,320	149,433
Ending balance	$59,394	$6,019	$21,473	$6,987	$4,668	$53,320	$151,861
Period-end loan balances:
Loans evaluated on an individual basis	$17,572	$1,929	$6,369	$5,143	$7,680	$2,047	$40,740
Loans evaluated on a collective basis	3,116,754	1,807,653	3,344,715	1,038,906	751,785	1,808,883	11,868,696
Ending balance	$3,134,326	$1,809,582	$3,351,084	$1,044,049	$759,465	$1,810,930	$11,909,436
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
Allowance for loan and lease losses
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
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	December 31, 2023
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance(1)	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial(2)	$8,327	$1,065	$9,392	$3,135,087	$13,645	$5,568	$3,163,692
Owner-occupied commercial	1,786	487	2,273	1,878,952	4,862	—	1,886,087
Commercial mortgages	1,190	—	1,190	3,777,698	22,292	—	3,801,180
Construction	—	—	—	1,022,913	12,617	—	1,035,530
Residential(3)	9,261	—	9,261	856,055	2,579	—	867,895
Consumer(4)	15,249	10,032	25,281	1,984,407	2,446	—	2,012,134
Total(4)	$35,813	$11,584	$47,397	$12,655,112	$58,441	$5,568	$12,766,518
% of Total Loans	0.28%	0.09%	0.37%	99.13%	0.46%	0.04%	100.00%
(1)Excludes nonaccruing loans held-for-sale.
(2)Includes commercial small business leases.
(3)Residential accruing current balances exclude reverse mortgages at fair value of $2.8 million.
(4)Includes $14.5 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

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
(3)Residential accruing current balances exclude reverse mortgages at fair value of $2.4 million.
(4)Includes $21.1 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)(2)	$17,230	$1,983	$3,848	$2,922
Owner-occupied commercial	4,862	—	386	—
Commercial mortgages	22,292	—	5,159	—
Construction	12,617	—	5,143	—
Residential(3)	2,579	—	3,199	—
Consumer(4)	2,446	—	2,145	—
Total	$62,026	$1,983	$19,880	$2,922
(1)Includes commercial small business leases.
(2)Excludes nonaccruing loans held-for-sale.
(3)Excludes reverse mortgages at fair value.
(4)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
As of December 31, 2023, there were 31 residential loans and 9 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $3.2 million and $1.1 million, respectively. As of December 31, 2022, there were 45 residential loans and 8 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $6.7 million and $1.6 million, respectively. Loan workout and OREO expenses recognized were $0.6 million in 2023, $0.4 million in 2022, and $1.5 million in 2021. Loan workout and OREO expenses are included in Loan workout and other credit costs on the Consolidated Statements of Income.
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

The following table provides an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year(1)
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial(2):
Risk Rating
Pass	$977,196	$682,680	$283,771	$251,848	$105,933	$395,601	$8,785	$237,786	$2,943,600
Special mention	7,209	11,860	2,804	463	735	743	—	1,649	25,463
Substandard or Lower(3)	72,993	54,024	5,951	10,224	22,046	17,906	—	11,485	194,629
	$1,057,398	$748,564	$292,526	$262,535	$128,714	$414,250	$8,785	$250,920	$3,163,692
Current-period gross writeoffs	$1,528	$7,818	$9,661	$3,201	$8,302	$11,784	$—	$—	$42,294
Owner-occupied commercial:
Risk Rating
Pass	$346,908	$264,895	$251,262	$212,365	$194,153	$313,801	$—	$178,150	$1,761,534
Special mention	2,885	3,115	5,419	1,105	11,002	5,559	—	1,393	30,478
Substandard or Lower	996	18,865	11,109	6,787	8,019	35,330	—	12,969	94,075
	$350,789	$286,875	$267,790	$220,257	$213,174	$354,690	$—	$192,512	$1,886,087
Current-period gross writeoffs	$—	$—	$—	$—	$184	$—	$—	$—	$184
Commercial mortgages:
Risk Rating
Pass	$847,137	$464,895	$526,280	$465,354	$486,855	$619,448	$—	$290,083	$3,700,052
Special mention	20,632	—	67	1,837	10,666	—	—	—	33,202
Substandard or Lower	9,862	1,153	1,047	13,837	14,352	12,212	—	15,463	67,926
	$877,631	$466,048	$527,394	$481,028	$511,873	$631,660	$—	$305,546	$3,801,180
Current-period gross writeoffs	$—	$83	$—	$217	$—	$—	$—	$—	$300
Construction:
Risk Rating
Pass	$429,055	$319,958	$111,333	$3,030	$388	$7,016	$—	$87,741	$958,521
Special mention	28,718	19,769	8,227	—	—	—	—	—	56,714
Substandard or Lower	5,698	—	3,308	8,598	2,134	—	—	557	20,295
	$463,471	$339,727	$122,868	$11,628	$2,522	$7,016	$—	$88,298	$1,035,530
Current-period gross writeoffs	$—	$—	$794	$—	$—	$—	$—	$—	$794
Residential(4):
Risk Rating
Performing	$188,644	$67,358	$102,982	$57,273	$33,499	$412,099	$—	$—	$861,855
Nonperforming	—	170	713	486	1,251	3,420	—	—	6,040
	$188,644	$67,528	$103,695	$57,759	$34,750	$415,519	$—	$—	$867,895
Current-period gross writeoffs	$33	$—	$—	$—	$—	$8	$—	$—	$41
Consumer(5):
Risk Rating
Performing	$391,580	$568,919	$153,930	$104,248	$44,996	$245,849	$494,663	$5,662	$2,009,847
Nonperforming	—	—	135	352	176	30	1,362	232	2,287
	$391,580	$568,919	$154,065	$104,600	$45,172	$245,879	$496,025	$5,894	$2,012,134
Current-period gross writeoffs	$1,790	$15,227	$4,411	$313	$198	$455	$—	$—	$22,394
(1)Origination date represent the most recent underwriting of the loan which includes new relationships, renewals and extensions.
(2)Includes commercial small business leases.
(3)Excludes nonacrruing loans held-for-sale.
(4)Excludes reverse mortgages at fair value.
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

	December 31, 2023
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial(1)(2)	$44,123	$10,523	$5,568	$27	$—	$60,241	1.90%
Owner-occupied commercial	66	—	—	138	—	204	0.01%
Commercial mortgages	9,386	—	—	—	—	9,386	0.25%
Construction	15,411	—	—	—	—	15,411	1.49%
Residential	561	216	—	—	—	777	0.09%
Consumer(3)	1,782	1,937	5,092	156	194	9,161	0.46%
Total	$71,329	$12,676	$10,660	$321	$194	$95,180	0.75%
(1)Includes commercial small business leases.
(2)Excludes troubled loan held-for-sale.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
The following table describes the financial effect of the modifications made to troubled loans as of December 31, 2023:

	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)
Commercial and industrial(4)	1.34	4.00%	0.13%
Owner-occupied commercial	0.95	2.59	—
Commercial mortgages	1.33	—	—
Construction	1.00	—	—
Residential	20.18	—	—
Consumer	3.08	2.65	0.06
(1)Represents the weighted-average increase in the life of modified loans measured in years, which reduces monthly payment amounts for borrowers.
(2)Represents the weighted-average decrease in the contractual interest rate on the modified loans.
(3)Represents the percentage of loans deferred over the total loan portfolio excluding reverse mortgages at fair value.
(4)Excludes troubled loan held-for-sale.
As of December 31, 2023, the Company had commitments to extend credit of $18.4 million to borrowers experiencing financial difficulty whose terms had been modified.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table shows the amortized cost of loans that received a term extension modification that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty as of December 31, 2023.

	More-Than-Insignificant Payment Delay	Combination Term Extension & Payment Delay	Total
Commercial and industrial	$—	$5,568	$5,568
Consumer	98	—	98
Total	$98	$5,568	$5,666
The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following table shows the performance of loans that have been modified in the last 12 months:

	December 31, 2023
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial(1)(2)	$21	$293	$53,989	$5,938	$60,241
Owner-occupied commercial	—	—	—	204	204
Commercial mortgages	—	—	9,386	—	9,386
Construction	—	—	15,411	—	15,411
Residential	—	—	607	170	777
Consumer(3)	1,021	205	7,539	396	9,161
Total	$1,042	$498	$86,932	$6,708	$95,180
(1)Includes commercial small business leases.
(2)Excludes troubled loan held-for-sale.
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
The following tables present information regarding the types of loan modifications made and the balances of loans modified as TDRs during the year ended and December 31, 2022:

	December 31, 2022
	Contractual payment reduction	Maturity date extension	Discharged in bankruptcy	Other (1)	Total
Commercial	1	2	—	2	5
Owner-occupied commercial	—	1	—	—	1
Commercial mortgages	—	1	—	—	1
Construction	—	1	—	—	1
Residential	1	—	1	1	3
Consumer	151	48	8	3	210
Total	153	53	9	6	221
(1)Other includes interest rate reduction, forbearance, and interest only payments.

	Year Ended December 31,
(Dollars in thousands)	2022
	Pre Modification	Post Modification
Commercial	$1,067	$1,067
Owner-occupied commercial	2,087	2,087
Commercial mortgages	2,380	2,380
Residential	302	302
Consumer	4,178	4,178
Total(1)(2)	$10,014	$10,014
(1)During the year ended December 31, 2022 the TDRs in the table above resulted in a $0.5 million increase in the allowance for credit losses, and no additional charge-offs. During the year ended December 31, 2022, no TDRs defaulted that had received troubled debt modification during the past twelve months.
(2)The TDRs in the table above did not occur as a result of the loan forbearance program under the CARES Act.

8. PREMISES AND EQUIPMENT
The following table shows the components of premises and equipment, at cost, summarized by major classifications:

	December 31,
(Dollars in thousands)	2023	2022
Land	$33,919	$33,932
Buildings	49,262	49,406
Leasehold improvements	70,431	77,845
Furniture and equipment	57,555	55,284
Gross premises and equipment	211,167	216,467
Less: Accumulated depreciation	106,683	100,864
Net premises and equipment	$104,484	$115,603
The Company recognized depreciation expense of $17.9 million, $20.9 million and $13.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
The components of the Company's ongoing operating lease cost were as follows:

	Twelve months ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost (1)	$18,972	$20,123	$18,564
Sublease income	(161)	(280)	(365)
Net lease cost	$18,811	$19,843	$18,199
(1)Includes variable lease cost and short-term lease cost.
Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Right-of-use assets	$130,601	$138,182
Lease liabilities	$151,596	$158,269

Lease term and discount rate of operating leases
Weighted average remaining lease term (in years)	13.01	17.91
Weighted average discount rate	5.20%	4.25%
Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	December 31, 2023
2023	$17,730
2024	17,494
2025	16,656
2026	15,281
2027	15,282
After 2027	128,885
Total lease payments	211,328
Less: Interest	(59,732)
Present value of lease liabilities	$151,596

Supplemental cash flow information related to leases was as follows:

	Twelve months ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,104	$20,987	$17,834
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	—	13,707	—
As of December 31, 2023, the Company had not entered into any material leases that have not yet commenced.
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
The components of direct finance lease income are summarized in the table below:

	Twelve months ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Direct financing leases:
Interest income on lease receivable	$53,572	$42,542	$21,947
Amortization of deferred fees and costs	(6,301)	(3,718)	(1,963)
Total direct financing lease income	$47,271	$38,824	$19,984
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Lease receivables	$721,338	$642,369
Unearned income	(114,341)	(95,683)
Deferred fees and costs	16,625	12,295
Net investment in direct financing leases	$623,622	$558,981
Future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	December 31, 2023
2023	$230,902
2024	195,576
2025	147,645
2026	94,239
2027	44,019
After 2027	8,957
Total lease payments	$721,338

10. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.
WSFS performs its annual goodwill impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. Between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the year ended December 31, 2023, management determined that the fair values of our reporting units exceeded their carrying values, and no goodwill impairment existed during the year ended December 31, 2023.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth Management	Consolidated Company
December 31, 2021	$452,629	$20,199	$472,828
Goodwill from business combinations	297,646	116,691	414,337
Goodwill adjustments	3,311	(6,839)	(3,528)
December 31, 2022	753,586	130,051	883,637
Goodwill from business combinations(1)	—	2,261	2,261
December 31, 2023	$753,586	$132,312	$885,898
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
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
December 31, 2023
Core deposits	$104,751	$(50,754)	$53,997	10 years
Customer relationships	73,880	(18,153)	55,727	7-15 years
Tradename	2,900	—	2,900	indefinite
Loan servicing rights(1)	12,613	(6,575)	6,038	10-25 years
Total intangible assets	$194,144	$(75,482)	$118,662
December 31, 2022
Core deposits	$104,751	$(40,443)	$64,308	10 years
Customer relationships	68,281	(12,937)	55,344	7-15 years
Non-compete agreements	200	(200)	—	1 year
Tradename	2,900	—	2,900	indefinite
Loan servicing rights(2)	11,118	(5,075)	6,043	10-25 years
Total intangible assets	$187,250	$(58,655)	$128,595
(1)Includes impairment losses of less than $0.1 million for the year ended December 31, 2023.
(2)Includes impairment losses of $0.3 million for the year ended December 31, 2022.
The Company recognized amortization expense on other intangible assets of $15.5 million, $15.7 million and $10.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following presents the estimated amortization expense of intangibles:

(Dollars in thousands)	Amortization of Intangibles
2024	$16,913
2025	16,548
2026	15,845
2027	15,385
2028	14,567
Thereafter	36,504
Total	$115,762
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
The value of the Company's mortgage servicing rights was $1.7 million and $2.1 million at December 31, 2023 and 2022, respectively, and the value of its SBA loan servicing rights was $4.3 million and $4.0 million at December 31, 2023 and 2022, respectively. Changes in the value of these servicing rights resulted in impairment losses of less than $0.1 million during 2023 and impairment losses of $0.3 million during 2022. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage Banking Activities, Net in the Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan fee income, in the Consolidated Statements of Income.

Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of December 31, 2023 or 2022. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.

11. DEPOSITS

The following table is a summary of the Company's deposits by category:

	December 31,
(Dollars in thousands)	2023	2022
Noninterest-bearing:
Noninterest-bearing demand	$4,917,297	$5,739,647
Total noninterest-bearing	$4,917,297	$5,739,647
Interest-bearing:
Interest-bearing demand	$2,935,530	$3,346,682
Savings	1,610,143	2,161,858
Money market	5,175,123	3,730,778
Customer time deposits	1,784,317	1,102,013
Brokered deposits	51,676	122,591
Total interest-bearing	$11,556,789	$10,463,922
Total deposits	$16,474,086	$16,203,569
The following table is a summary of the remaining time to maturity for customer time deposits:

	December 31,
(Dollars in thousands)	2023	2022
Certificates of deposit (not jumbo):
Less than one year	$1,391,157	$712,582
One year to two years	47,336	163,260
Two years to three years	14,375	21,740
Three years to four years	9,207	11,303
Over four years	10,166	10,378
Total certificates of deposit (not jumbo)	$1,472,241	$919,263
Jumbo certificates of deposit (1)
Less than one year	$305,511	$151,406
One year to two years	4,486	26,215
Two years to three years	662	3,732
Three years to four years	689	690
Over four years	728	707
Total jumbo certificates of deposit	$312,076	$182,750
Total certificates of deposit	$1,784,317	$1,102,013
(1)Represents certificates of deposit balances in excess of $250 thousand from individuals, businesses and municipalities.
The following table is a summary of interest expense on deposits by category:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Interest-bearing demand	$26,671	$7,441	$2,262
Money market	122,168	13,536	3,218
Savings	5,733	965	586
Time deposits	45,184	5,626	7,332
Total customer interest expense	$199,756	$27,568	$13,398
Brokered deposits	10,064	613	1,525
Total interest expense on deposits	$209,820	$28,181	$14,923

12. BORROWED FUNDS
The following is a summary of borrowed funds by type, at or for the twelve months ended:

(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
December 31, 2023
Federal funds purchased	$—	—%	$130,000	$33,195	5.04%
FHLB advances	—	—	800,000	103,268	5.18
Trust preferred borrowings	90,638	7.51	90,638	90,534	7.44
Senior and subordinated debt	218,400	4.34	248,189	221,975	4.42
Other borrowed funds	586,038	0.28	739,346	409,002	4.41
December 31, 2022
Federal funds purchased	$—	—%	$—	$11,603	3.82%
FHLB advances	350,000	4.46	350,000	12,841	4.19
Trust preferred borrowings	90,442	6.63	90,442	90,337	3.85
Senior debt	248,169	4.51	248,566	248,389	3.32
Other borrowed funds	38,283	0.10	38,283	35,473	0.10
Federal Home Loan Bank Advances
As of December 31, 2023, there were no advances from the FHLB.
Pursuant to collateral agreements with the FHLB, advances are secured by qualifying loan collateral, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, the Company is required to purchase and hold shares of capital stock in the FHLB and was in compliance with this requirement with a stock investment in FHLB of $15.4 million at December 31, 2023 and $24.1 million at December 31, 2022. This stock is carried on the accompanying Consolidated Statements of Financial Condition at cost, which approximates liquidation value.
The Company received dividends on its stock investment in FHLB of $1.1 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively. For additional information regarding FHLB Stock, see Note 18.
Trust Preferred Borrowings
In 2005, the Trust issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The reference rate on these securities was updated to three-month term SOFR upon the discontinuation of LIBOR on June 30th, 2023. These securities are currently callable and have a maturity date of June 1, 2035.
Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the RBC Trusts), which were acquired from Bryn Mawr Bank Corporation, were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements as the Company is not deemed to be the primary beneficiary of these entities. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures to the RBC Trusts with a current carrying value of $11.8 million each, totaling $23.6 million. The junior subordinated debentures incur interest at a coupon rate of 7.80% as of December 31, 2023. The rate resets quarterly based on three-month term SOFR plus 2.41%.
Each of Trust I and Trust II issued an aggregate principal amount of $12.5 million of capital securities initially bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each Trust to an unaffiliated investment vehicle and an aggregate principal amount of $0.4 million of common securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each Trust to the Company. The Company has fully and unconditionally guaranteed all of the obligations of the RBC Trusts, including any distributions and payments on liquidation or redemption of the capital securities.

The rights of holders of common securities of the RBC Trusts are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities. The capital and common securities of the RBC Trusts are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each. Unless earlier dissolved, the RBC Trusts will dissolve on December 15, 2034. The junior subordinated debentures are the sole assets of Trusts, mature on December 15, 2034, and may be called at par by the Company any time. The Company records its investments in the RBC Trusts’ common securities of $0.4 million each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
During 2023 and 2022, the Company purchased federal funds as a short-term funding source. The Company had no securities sold under agreements to repurchase at December 31, 2023 and December 31, 2022.
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
On December 3, 2020, the Company issued $150.0 million of senior notes due 2030 (the 2030 Notes). The 2030 Notes mature on December 15, 2030 and have a fixed coupon rate of 2.75% from issuance until December 15, 2025 and a variable coupon rate equal to the three-month term SOFR, reset quarterly, plus 2.485% from December 15, 2025 until maturity. The 2030 Notes may be redeemed beginning December 15, 2025 at 100% of principal plus accrued and unpaid interest. The remaining net proceeds from the issuance of the 2030 Notes are being used for general corporate purposes, including, but not limited to, financing organic growth, acquisitions, repurchases of common stock, and redemption of outstanding indebtedness. The carrying value of the 2030 Notes, inclusive of deferred issuance costs, was $148.4 million as of December 31, 2023 and $148.2 million as of December 31, 2022.
The Company assumed $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the 2025 Notes) from Bryn Mawr Bank Corporation, which were issued in a private placement to institutional accredited investors on August 6, 2015. Effective February 15, 2023, the Company redeemed all remaining outstanding principal amount of the 2025 Notes. The 2025 Notes bore interest at a variable rate that reset quarterly to a level equal to the then-current three-month LIBOR plus an issuance spread of 3.068%.
The Company assumed $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) from Bryn Mawr Bank Corporation, which were issued by Bryn Mawr Bank Corporation in an underwritten public offering on December 13, 2017. The 2027 Notes mature on December 15, 2027, and had a fixed annual interest of 4.25% until and including December 14, 2022, and currently bear interest at a variable rate of 7.70%. The variable rate will reset quarterly to a level equal to the three-month term SOFR rate plus 2.31% until December 15, 2027, or any early redemption date. The carrying value of the 2027 Notes was $70.0 million as of December 31, 2023 and December 31, 2022.
Other Borrowed Funds
Included in other borrowed funds are collateralized borrowings of $586.0 million and $38.3 million at December 31, 2023 and 2022, respectively, primarily consisting of Bank Term Funding Program (BTFP) borrowings of $565.0 million borrowed in 2023 as well as outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail customers under agreements to repurchase. Such borrowings were collateralized by mortgage-backed securities.
Borrower in Custody
The Company had $2.1 billion and $0.7 billion of loans and securities pledged to the Federal Reserve of Philadelphia (FRB) at December 31, 2023 and December 31, 2022, respectively. The Company borrowed $565.0 million from the FRB during 2023. The Company did not borrow funds from the FRB during 2022.

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
As of December 31, 2023 and 2022, the Bank was in compliance with regulatory capital requirements and exceeded the levels necessary for the Bank to be considered “well-capitalized” as defined in the regulations.
The following table presents the capital position of the Bank and the Company as of December 31, 2023 and 2022:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
December 31, 2023
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$2,382,514	14.96%	$1,273,856	8.00%	$1,592,320	10.00%
WSFS Financial Corporation	2,426,577	15.23	1,274,611	8.00	1,593,264	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	2,184,193	13.72	955,392	6.00	1,273,856	8.00
WSFS Financial Corporation	2,098,403	13.17	955,958	6.00	1,274,611	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	2,184,193	13.72	716,544	4.50	1,035,008	6.50
WSFS Financial Corporation	2,098,403	13.17	716,969	4.50	1,035,621	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,184,193	10.92	800,021	4.00	1,000,026	5.00
WSFS Financial Corporation	2,098,403	10.48	800,934	4.00	1,001,168	5.00

December 31, 2022
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$2,157,846	13.84%	$1,246,886	8.00%	$1,558,608	10.00%
WSFS Financial Corporation	2,219,920	14.20	1,250,689	8.00	1,563,361	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	2,003,779	12.86	935,165	6.00	1,246,886	8.00
WSFS Financial Corporation	1,910,195	12.22	938,017	6.00	1,250,689	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	2,003,779	12.86	701,373	4.50	1,013,095	6.50
WSFS Financial Corporation	1,910,195	12.22	703,512	4.50	1,016,185	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,003,779	10.29	779,288	4.00	974,110	5.00
WSFS Financial Corporation	1,910,195	9.79	780,333	4.00	975,416	5.00
The Holding Company
As of December 31, 2023, the Company's capital structure includes one class of stock, $0.01 par common stock outstanding with each share having equal voting rights.
In 2005, the Trust issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The reference rate on these securities was updated to three-month term SOFR upon the discontinuation of LIBOR on June 30th, 2023. The par value of these securities is $2.0 million and the aggregate principal is $67.0 million. The proceeds from the issue were invested in Junior Subordinated Debentures issued by the Company. At December 31, 2023, the coupon rate of the Trust securities was 7.41%. The effective rate will vary due to fluctuations in interest rates.

Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the RBC Trusts), which were acquired from Bryn Mawr Bank Corporation, were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements as the Company is not deemed to be the primary beneficiary of these entities. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures to the RBC Trusts with a current carrying value of $11.8 million each, totaling $23.6 million. The junior subordinated debentures incur interest at a coupon rate of 7.80% as of December 31, 2023. The rate resets quarterly based on three-month term SOFR plus 2.41%.
These securities are treated as borrowings with interest included in Interest on trust preferred borrowings on the Consolidated Statements of Income and included in Trust preferred borrowings in the Consolidated Statements of Financial Condition.
The Trust preferred borrowings qualify as Tier 2 capital. The Trust preferred borrowings issued in 2005 were previously Tier 1 capital, but migrated to Tier 2 capital following the acquisition of Bryn Mawr Bank Corporation and impacts of 12 C.F.R. § 217.300(c)(2)(i). The Bank is prohibited from paying any dividend or making any other capital distribution if, after making the distribution, the Bank would be under-capitalized within the meaning of the Prompt Corrective Action regulations.
At December 31, 2023, $197.3 million in cash remains at the holding company to support the parent company’s needs.

Pursuant to federal laws and regulations, the Company's ability to engage in transactions with affiliated corporations, including the loan of funds to, or guarantee of the indebtedness of, an affiliate, is limited.
During the year ended December 31, 2023, the Company repurchased 1,247,178 common shares at an average price of $41.52 per share as part of its share buy-back program approved by the Board of Directors. The program is consistent with the Company's intent to return a minimum of 35% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of regulatory minimums, and in the case of the Bank, the “well-capitalized” benchmarks.

14. ASSOCIATE BENEFIT PLANS
Associate 401(k) Savings Plan
Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and the Company's common stock. Generally, the principal and related earnings are tax deferred until withdrawn. The Company matches a portion of the Associates’ contributions. As a result, the Company's total cash contributions to the plan on behalf of its Associates resulted in an expense of $10.1 million, $9.1 million, and $7.0 million for 2023, 2022, and 2021, respectively.
All contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 100% is invested in target-date fund that corresponds with the participant’s age. Associates may generally make transfers to various other investment vehicles within the plan. The plan’s yearly activity includes net sales of 14,000, 8,000 and 33,000 shares of the Company's common stock in 2023, 2022 and 2021 respectively. There were no purchases in 2023, 2022 or 2021.
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

The following disclosures relating to postretirement medical benefits were measured at December 31:

(Dollars in thousands)	2023	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$1,331	$2,138	$2,288
Service cost	33	52	67
Interest cost	65	51	54
Actuarial gain	(68)	(833)	(216)
Benefits paid	(50)	(77)	(55)
Benefit obligation at end of year	$1,311	$1,331	$2,138
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	50	77	55
Benefits paid	(50)	(77)	(55)
Fair value of plan assets at end of year	$—	$—	$—
Unfunded status	$(1,311)	$(1,331)	$(2,138)
Amounts recognized in accumulated other comprehensive income(1):
Net prior service credit	$207	$283	$359
Net gain	1,263	1,625	607
Net amount recognized	$1,470	$1,908	$966
Components of net periodic (benefit) cost:
Service cost	$33	$52	$67
Interest cost	65	51	54
Amortization of prior service cost	(76)	(76)	(76)
Net gain recognition	(160)	(84)	(20)
Net periodic (benefit) cost	$(138)	$(57)	$25
Assumption used to determine net periodic benefit cost:
Discount rate	5.00%	2.80%	2.40%
Assumption used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	5.30%	5.00%	2.70%
(1)Before tax effects
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)
During 2024	$52
During 2025	57
During 2026	60
During 2027	63
During 2028	67
During 2029 through 2033	402
$701
The Company assumes medical benefits will increase at an average rate of less than 10% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2023, this annual premium cap amounted to $4,323 per retiree. The Company estimates that it will contribute approximately $4,496 per retiree to the plan during fiscal 2024.

Beneficial Associate Pension and other postretirement benefit plans
On March 1, 2019, the Company closed the acquisition of Beneficial. At the time of acquisition, the Company assumed the pension plan covering certain eligible Beneficial Associates. The plan was frozen in 2008.
The following disclosures relating to Beneficial pension benefits and other postretirement benefit plans were measured at December 31, 2023:

	2023		2022		2021
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of year	$75,151	$13,894	$104,695	$18,105	$112,283	$19,302
Service cost	—	14	—	33	—	39
Interest cost	3,700	659	2,425	383	2,100	309
Plan participants' contributions	—	63	—	55	—	68
Amendments	—	—	—	—	(83)	—
Actuarial loss (gain)	1,604	256	(26,233)	(3,346)	(4,420)	(442)
Benefits paid	(4,336)	(1,415)	(5,736)	(1,336)	(5,185)	(1,171)
Benefit obligation at end of year	$76,119	$13,471	$75,151	$13,894	$104,695	$18,105
Change in plan assets:
Fair value of plan assets at beginning of year	$79,287	$—	$108,242	$—	$111,129	$—
Actual return on Plan Assets	7,499	—	(22,867)	—	2,734	—
Employer contribution	240	1,352	225	1,281	308	1,103
Participants' contributions	—	63	—	55	—	68
Settlements	—	—	—	—	(83)	—
Benefits paid	(4,336)	(1,415)	(5,736)	(1,336)	(5,185)	(1,171)
Administrative expenses	(600)	—	(577)	—	(661)	—
Fair value of plan assets at end of year	$82,090	$—	$79,287	$—	$108,242	$—
Funded (unfunded) status	$5,971	$(13,471)	$4,136	$(13,894)	$3,547	$(18,105)
Amounts recognized in accumulated other comprehensive income(1):
Net loss (gain)	$9,920	$(2,612)	$10,658	$(3,259)	$6,882	$87
Components of net periodic (benefit) cost:
Service cost	$—	$14	$—	$33	$—	$39
Interest cost	3,700	659	2,425	383	2,100	309
Expected return on plan assets	(4,793)	—	(6,586)	—	(6,783)	—
Net loss (gain) recognition	281	(392)	16	—	27	(11)
Net periodic (benefit) cost	$(812)	$281	$(4,145)	$416	$(4,656)	$337
(1)Before tax effects

Significant assumptions used to calculate the net periodic benefit cost and obligation for Beneficial postretirement plans as of December 31, 2023 are as follows:

Consolidated Pension Plan	2023	2022	2021
Discount rate for net periodic benefit cost	5.24%	2.82%	2.50%
Expected return on plan assets	6.25%	6.25%	6.25%
Discount rate for disclosure obligations	5.01%	5.24%	2.82%
Beneficial Bank Other Postretirement
Discount rate for net periodic benefit cost	5.18%	2.69%	2.32%
Discount rate for disclosure obligations	4.96%	5.18%	2.70%
FMS Other Postretirement
Discount rate for net periodic benefit cost	4.93%	2.07%	1.47%
Discount rate for disclosure obligations	4.73%	4.93%	2.07%
Split-Dollar Plan
Discount rate for net periodic benefit cost	4.92%	2.05%	1.44%
Discount rate for disclosure obligations	4.73%	4.92%	2.04%
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
During 2024	$5,999	$1,079
During 2025	4,794	1,134
During 2026	5,354	1,150
During 2027	5,707	1,147
During 2028	5,038	1,139
During 2029 through 2033	26,480	5,176
	$53,372	$10,825

The fair values and weighted average asset allocations in plan assets of all pension and postretirement plan assets at December 31, 2023 and 2022 by asset category are as follows:

	Category Used for Fair Value Measurement
	December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Percent
Assets:
Mutual Funds:
Large cap	$3,215	$—	$—	$3,215	3.9%
International	5,839	—	—	5,839	7.1
Global Managed Volatility	5,177	—	—	5,177	6.3
U.S. Managed Volatility	1,932	—	—	1,932	2.4
Fixed Income	54,878	—	—	54,878	66.9
U.S. Government Agencies	—	10,743	—	10,743	13.1
Pooled separate accounts	98	—	—	98	0.1
Accrued Income	208	—	—	208	0.2
Total	$71,347	$10,743	$—	$82,090	100.0%

	Category Used for Fair Value Measurement
	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Percent
Assets:
Mutual Funds:
Large cap	$3,721	$—	$—	$3,721	4.7%
International	6,651	—	—	6,651	8.4
Global Managed Volatility	5,901	—	—	5,901	7.4
U.S. Managed Volatility	2,216	—	—	2,216	2.8
Fixed Income	43,255	—	—	43,255	54.6
U.S. Government Agencies	—	17,259	—	17,259	21.8
Pooled Separate Accounts	123	—	—	123	0.2
Accrued Income	161	—	—	161	0.1
Total	$62,028	$17,259	$—	$79,287	100.0%
As of December 31, 2023, pension and postretirement plan assets were comprised of investments in equity mutual funds, fixed income mutual funds, and pooled separate accounts. The Bank’s consolidated pension plan investment policy provides that assets are to be managed over a long-term investment horizon to ensure that the chances and duration of investment losses are carefully weighed against the long-term potential for asset appreciation. The primary objective of managing a plan’s assets is to improve the plan’s funded status. A secondary financial objective is, where possible, to minimize pension expense volatility. The Company’s pension plan allocates assets based on the plan’s funded status to risk management and return enhancement asset classes. The risk management class is comprised of a long duration fixed income fund while the return enhancement class consists of equity and other fixed income funds. Asset allocation ranges are generally 40% to 80% for risk management and 20% to 60% for return enhancement when the funded status is less than 110%, and 50% to 90% in risk management and 10% to 50% for return enhancement when the funded status reaches 110%, subject to the discretion of the Company. Also, a small portion is maintained in cash reserves when appropriate.
The Company has four additional plans which are no longer being provided to current Associates: (1) a Supplemental Pension Plan with a corresponding liability of $0.2 million and $0.3 million for December 31, 2023 and 2022 respectively; (2) an Early Retirement Window Plan with a corresponding liability of $0.1 million for both December 31, 2023 and 2022; (3) a Supplemental Executive Retirement Plan with a corresponding liability of $1.3 million for both December 31, 2023 and 2022, and; (4) a Post-Retirement Medical Plan with a corresponding liability of $0.1 million for both December 31, 2023 and 2022.

15. INCOME TAXES
The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The Company's income tax provision consists of the following:

	Year ended December 31,
(Dollars in thousands)	2023	2022	2021
Current income taxes:
Federal taxes	$81,674	$63,203	$32,836
State and local taxes	19,968	18,763	13,421
Deferred income taxes:
Federal taxes	(5,331)	(4,094)	37,251
State and local taxes	(66)	89	2,587
Total	$96,245	$77,961	$86,095
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2023 and 2022:

(Dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$40,518	$33,323
Purchase accounting adjustments—loans	10,285	13,807
Reserves and other accruals	25,093	23,189
Investments	763	1,579
Net operating losses	2,725	3,315
Derivatives	2,806	3,521
Lease liabilities	31,835	33,236
Unrealized losses on available-for-sale securities	186,775	212,222
Other(1)	659	1,360
Total deferred tax assets	$301,459	$325,552
Deferred tax liabilities:
Accelerated depreciation	(5,790)	(5,994)
Right of use assets	(27,426)	(28,859)
Intangibles	(33,675)	(35,610)
Other(2)	(4,306)	(4,333)
Total deferred tax liabilities	(71,197)	(74,796)
Net deferred tax asset	$230,262	$250,756
(1)Other deferred tax assets includes deferred gains, tax credits, and reverse mortgages in 2023 and 2022, and employee benefit plans in 2022.
(2)Other deferred tax liabilities includes deferred loan costs, derivatives and partnership investments in 2023 and 2022, and employee benefit plans in 2023.
Included in the table above are deferred taxes recorded in accumulated other comprehensive income (loss). At December 31, 2023, such items consisted primarily of deferred tax assets of $186.8 million of unrealized losses on certain investments in debt securities accounted for under ASC 320 and $1.5 million of unrealized losses related to postretirement benefit obligations accounted for under ASC 715. At December 31, 2022, the deferred tax assets consisted primarily of $212.2 million of unrealized gains on certain investments in debt securities and $1.5 million of unrealized losses related to postretirement benefit obligations.

Based on the Company's history of prior earnings and its expectations of the future, it is anticipated that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $230.3 million at December 31, 2023. The Company reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, the Company considers all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the generation of future profitability, the reversal of deferred tax liabilities, and tax planning strategies.
The Company has $13.0 million of remaining Federal net operating losses (NOLs). Such NOLs expire beginning in 2030 and, due to Internal Revenue Service (IRS) limitations, $2.8 million are being utilized each year. Accordingly, the Company fully expects to utilize all of these NOLs. The Company has no state NOLs. Finally, the Company has $0.5 million of alternative minimum tax credits that have no expiration date and are fully expected to be utilized.
A reconciliation showing the differences between the Company's effective tax rate and the U.S. Federal statutory tax rate is as follows:

	Year ended December 31,
Year Ended December 31,	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	4.4	5.1	3.9
Tax-exempt interest	(0.6)	(0.5)	(0.2)
Bank-owned life insurance income	(0.1)	—	(0.1)
Excess tax benefits from share-based compensation	—	—	(0.1)
Nondeductible acquisition costs	—	0.1	0.2
Federal tax credits, net of amortization	(0.5)	(0.4)	(0.5)
Nondeductible compensation	0.1	0.2	—
Nondeductible goodwill	—	0.5	—
Surrender of bank-owned life insurance policies	1.9	—	—
Other	0.1	(0.1)	(0.1)
Effective tax rate	26.3%	25.9%	24.1%
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
Based on recent changes in the interest rate environment lowering our yields on our Bank Owned Life Insurance (BOLI) policies and the termination of a stable value protection wrap policy, we surrendered $65.5 million of previously acquired BOLI policies. This resulted in a taxable gain of $22.6 million and corresponding income tax charge of $7.1 million
There were no unrecognized tax benefits as of December 31, 2023. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2020 through 2023 tax years are subject to examination as of December 31, 2023. No federal or state income tax return examinations are currently in process. The Company does not expect to record or realize any material unrecognized tax benefits during 2024.
The amortization of the low-income housing credit investments has been reflected as income tax expense in the amount of $3.9 million for the year ended December 31, 2023, compared to $4.8 million and $3.6 million for the years ended December 31, 2022 and December 31, 2021, respectively.

The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2023 were $4.7 million, $3.9 million and $1.9 million respectively. The carrying value of the investment in affordable housing credits is $87.1 million December 31, 2023, compared to $69.0 million December 31, 2022.

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
Upon stockholder approval in 2018, the 2013 Incentive Plan (2013 Plan) was replaced by the 2018 Incentive Plan (2018 Plan). However, outstanding awards under the 2013 Plan remain in effect in accordance with their original terms. The 2018 Plan was amended in 2023 to increase the number of shares of Common Stock available for issuance. The 2018 Plan also includes 261,709 shares from the Bryn Mawr Incentive Plan and the Bryn Mawr Retainer Plan, which were assumed by the Company in connection with the acquisition of Bryn Mawr Bank Corporation. The number of shares reserved for issuance under the 2018 Plan is 6,261,709. The 2018 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. At December 31, 2023, 3,313,543 shares were available for future grants under the 2018 Plan.
During February 2022, the Board of Directors and the Leadership and Compensation Committee (the Committee) approved the Executive Leadership Team Incentive Plan (ELTIP), which provides for new cash and equity awards designed to recognize the rewards and efforts of the Company's executive leadership team for the Company's achievement of certain key measures of short-term success and the value of such success to the Company's longer-term performance. Awards under the ELTIP include short-term incentive (STI) cash bonus awards and long-term incentive (LTI) awards of RSUs and PSUs that will be issued under the Company's 2018 Incentive Plan. LTI awards under the ELTIP will be awarded to the CEO and Executive Vice Presidents that directly report to the CEO in the form of RSUs that vest in equal annual installments over a three-year service period, and PSUs that vest based on a service condition defined as the achievement of a three-year service period and a performance condition based on the Company's cumulative core ROA performance over a three-year period relative to the KBW Nasdaq Regional Bank Index (the KRX Index) for the same period.
Total stock-based compensation expense recognized was $10.0 million ($7.6 million after tax) for 2023, $9.0 million ($6.7 million after tax) for 2022, and $6.3 million ($4.8 million after tax) for 2021. As part of the expense calculation, the Company has elected to recognize forfeitures as they occur. Stock-based compensation expense related to awards granted to Associates is recorded in Salaries, benefits and other compensation; expense related to awards granted to directors and advisory board members is recorded in Other operating expense in the Company's Consolidated Statements of Income.
Stock Options
Stock options are granted with an exercise price not less than the fair market value of the Company's common stock on the date of the grant. No stock options were granted during 2023 or 2022. All stock options granted during 2021 vest in 25% per annum increments, start to become exercisable in April of the year following the year of grant, and expire between five and seven years from the grant date. New shares are issued upon the exercise of options.
The Company determines the grant date fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are subjective. Significant assumptions used to determine 2021 grant date fair value included expected term, which was derived from historical exercise patterns and represents the amount of time that stock options granted are expected to be outstanding; volatility, measured using the fluctuation in month end closing stock prices over a period which corresponds with the average expected option life; a weighted-average risk-free rate of return (zero coupon treasury yield); and a dividend yield indicative of the Company's current dividend rate. The assumptions used to determine the grant date fair value for options issued during 2021 are presented below:

2021
Expected term (in years)	5.5
Volatility	23.9%
Weighted-average risk-free interest rate	1.16%
Dividend yield	1.33%

A summary of option activity as of December 31, 2023, and changes during the year the ended December 31, 2023, is presented below:

	2023
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Stock Options:
Outstanding at beginning of year	356,315	$42.92	3.43	$1,562
Less: Exercised	(63,176)	37.85
Forfeited	(38,421)	47.14
Expired	(1,867)	51.84
Outstanding at end of year	252,851	43.49	2.57	1,106
Nonvested at end of year	49,857	45.52	1.13	20
Exercisable at end of year	202,994	42.99	2.28	909
The weighted-average fair value of options granted was $10.44 in 2021. The aggregate intrinsic value of options exercised was $0.5 million in 2023, $0.8 million in 2022, and $1.9 million in 2021.
The following table summarizes the non-vested stock option activity during the year the ended December 31, 2023:

	2023
	Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Stock Options:
Nonvested at beginning of period	131,928	$44.43	$9.15
Less: Vested	(56,086)	43.12	9.08
Forfeited	(25,985)	46.91	9.45
Nonvested at end of period	49,857	45.52	9.17
The total amount of unrecognized compensation cost related to non-vested stock options as of December 31, 2023 was $0.2 million. The weighted-average period over which the expense is expected to be recognized is 1.13 years. During 2023, the Company recognized $0.3 million of compensation expense related to these awards.
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
The weighted-average fair value of RSUs granted was $47.68 in 2023, $49.24 in 2022, and $45.64 in 2021. The total amount of compensation cost to be recognized relating to nonvested restricted stock units as of December 31, 2023 was $10.3 million. The weighted-average period over which the cost is expected to be recognized is 2.02 years. During 2023, the Company recognized $6.3 million of compensation expense related to these awards.

The following table summarizes the Company’s RSUs and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2022	357,638	$46.70
Plus: Granted	156,819	47.68
Less: Vested	(139,917)	44.77
Forfeited	(38,789)	47.73
Balance at December 31, 2023	335,751	47.85
The total fair value of RSUs that vested was $5.1 million in 2023, $4.5 million in 2022, and $1.9 million in 2021.
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
The weighted-average fair value of PSUs granted was $49.69 in 2023. The total amount of compensation cost to be recognized relating to nonvested performance stock units (based on current performance estimates) was $4.9 million as of December 31, 2023. The weighted-average period over which the cost is expected to be recognized is 1.85 years. During 2023, the Company recognized $1.6 million of compensation expense related to these awards. The following table summarizes the Company’s PSUs and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2022	95,520	$49.76
Plus: Granted	97,519	49.69
Less: Forfeited	(35,291)	49.73
Balance at December 31, 2023	157,748	49.72
Integration Performance RSU Plan: In February 2019, the Board of Directors approved the Integration Performance RSU Plan (“the Integration Plan”), in which certain senior executives were granted awards based on the achievement of three defined goals measuring the success of the integration of Beneficial and execution of the Company's strategic goals over the five-year period ending 2023. The Plan provided for a three-year performance achievement period beginning in 2021 and ending in 2023. In February 2022, the Integration Plan was terminated. In connection with the termination of the Integration Plan, the portion of the related Integration Performance-Based RSU Awards (the Integration Awards) attributable to core ROA was terminated, the Gallup Q12 performance goal was met, and the Committee exercised its discretion under the Integration Plan to deem the Gallup CE3 performance goal met. Thus, 20% of the restricted stock units subject to the Integration Awards will performance vest and become subject to service-based vesting conditions. During 2023, the Company recognized $0.1 million of compensation expense related to these awards.
Beneficial Acquisition Success Plan: On December 10, 2020, the Board of Directors approved the Beneficial Acquisition Success Plan (the Success Plan) and granted 66,703 RSUs, vesting in equal installments over three years. The Success Plan was designed to recognize and reward the Company’s achievement of certain key measures of near-term success related to Beneficial and the efforts of the Company’s senior leaders and the value of such success to the Company’s longer term performance. The key measures of success related to Beneficial include acquisition economics, one-time acquisition costs, banking location integration and optimization, customer deposit retention, and cost synergies. During 2023, the Success Plan awards fully vested and the Company recognized $0.6 million of compensation expense related to these awards.
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
The following represents a summary of off-balance sheet financial instruments at year-end:

	December 31,
(Dollars in thousands)	2023	2022
Financial instruments with contract amounts which represent potential credit risk:
Construction loan commitments	$725,591	$699,748
Commercial mortgage loan commitments	136,379	96,208
Commercial loan commitments	1,717,924	863,566
Owner-occupied commercial commitments	57,013	27,198
Commercial standby letters of credit	107,031	101,888
Residential loan commitments(1)	11,797	4,032
Consumer loan commitments(2)	1,363,458	1,011,739
Total	$4,119,193	$2,804,379
(1)Not reflected in the table above are commitments to sell residential loans of $16.3 million and $15.3 million at December 31, 2023 and 2022, respectively.
(2)Consumer loan commitments of $633.8 million were secured by real estate.
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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential loan sales. These provisions may include either an indemnification from loss or the repurchase of loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There was one repurchase for $0.8 million during the year ended December 31, 2023 and two repurchases for $0.8 million during the same period in 2022.

Unfunded Lending Commitments
At December 31, 2023 and December 31, 2022, the allowance for credit losses of unfunded lending commitments was $12.1 million and $11.9 million, respectively. A provision expense for unfunded lending commitments of $0.2 million was recognized during the year ended December 31, 2023, and a provision expense for unfunded lending commitments of $0.3 million was recognized during year ended December 31, 2022.

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
The following tables present financial instruments carried at fair value as of December 31, 2023 and December 31, 2022 by level in the valuation hierarchy (as described above):

	December 31, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$464,619	$—	$464,619
FNMA MBS	—	3,042,350	—	3,042,350
FHLMC MBS	—	115,532	—	115,532
GNMA MBS	—	43,340	—	43,340
GSE agency notes	—	180,696	—	180,696
Other assets	—	153,569	78	153,647
Total assets measured at fair value on a recurring basis	$—	$4,000,106	$78	$4,000,184
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$137,616	$14,026	$151,642
Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$17,434	$17,434
Other real estate owned	—	—	1,569	1,569
Loans held for sale	—	29,268	—	29,268
Total assets measured at fair value on a nonrecurring basis	$—	$29,268	$19,003	$48,271

	December 31, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$506,380	$—	$506,380
FNMA MBS	—	3,250,258	—	3,250,258
FHLMC MBS	—	121,999	—	121,999
GNMA MBS	—	36,138	—	36,138
GSE agency notes	—	178,285	—	178,285
Other assets	—	156,912	81	156,993
Total assets measured at fair value on a recurring basis	$—	$4,249,972	$81	$4,250,053
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$156,520	$17,102	$173,622
Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$26,120	$26,120
Other real estate owned	—	—	833	833
Loans held for sale	—	42,985	—	42,985
Total assets measured at fair value on a nonrecurring basis	$—	$42,985	$26,953	$69,938
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $7.3 million and $10.4 million at December 31, 2023 and December 31, 2022, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following table provides a description of the valuation techniques and significant unobservable inputs for the Company's financial instruments classified as Level 3 as of December 31, 2023 and December 31, 2022:

(Dollars in thousands)	December 31, 2023
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$17,434	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	1,569	Fair market value of collateral	Costs to sell	10.0%-20.0% (18.1%)
Other assets (Risk participation agreements purchased)	78	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (195 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	3	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (95 bps) LGD: 30%
Other liabilities	14,023	Discounted cash flow	Timing of Visa litigation resolution	1.00 - 4.75 years (3.06 years or 4Q 2025)

(Dollars in thousands)	December 31, 2022
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$26,120	Observed market comparable transactions	Period of observed transactions	May 2022
Other real estate owned	833	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	81	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 250 bps (205 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	2	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (158 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	17,100	Discounted cash flow	Timing of Visa litigation resolution	1.00 - 5.75 years (3.61 years or 4Q 2025)

The book value and estimated fair value of the Company's financial instruments are as follows:

		December 31,
	Fair Value Measurement	2023		2022
(Dollars in thousands)		Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	Level 1	$1,092,900	$1,092,900	$837,258	$837,258
Investment securities, available for sale	Level 2	3,846,537	3,846,537	4,093,060	4,093,060
Investment securities, held to maturity, net	Level 2	1,058,557	985,931	1,111,619	1,040,104
Other investments	Level 3	17,434	17,434	26,120	26,120
Loans, held for sale	Level 2	29,268	29,268	42,985	42,985
Loans and leases, net(1)	Level 3	12,583,202	12,514,431	11,759,992	11,567,888
Stock in FHLB of Pittsburgh	Level 2	15,398	15,398	24,116	24,116
Accrued interest receivable	Level 2	85,979	85,979	74,448	74,448
Other assets	Levels 2, 3	153,647	153,647	156,993	156,993
Financial liabilities:
Deposits	Level 2	$16,474,086	$16,449,198	$16,203,569	$16,156,124
Borrowed funds	Level 2	895,076	912,760	726,894	709,014
Standby letters of credit	Level 3	814	814	739	739
Accrued interest payable	Level 2	46,684	46,684	5,174	5,174
Other liabilities	Levels 2, 3	151,642	151,642	173,622	173,622
(1)Includes reverse mortgage loans.
At December 31, 2023 and December 31, 2022 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of December 31, 2023.

		Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	9	$750,000	Other assets	$15,578
Total		$750,000		$15,578
Derivatives not designated as hedging instruments:
Interest rate products		$2,428,306	Other assets	$136,924
Interest rate products		2,383,443	Other liabilities	(136,924)
Interest rate lock commitments with customers		34,651	Other assets	637
Forward sale commitments		1,000	Other assets	1
Forward sale commitments		37,348	Other liabilities	(283)
FX forwards		15,812	Other assets	429
FX forwards		13,064	Other liabilities	(409)
Risk participation agreements sold		103,648	Other liabilities	(3)
Risk participation agreements purchased		116,804	Other assets	78
Financial derivative related to sales of certain Visa Class B shares		113,177	Other liabilities	(14,023)
Total derivatives		$5,997,253		$2,005

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
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the years ended December 31, 2023 and December 31, 2022.

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2021
Interest Rate Products	$1,596	$—	$—	Interest income
Total	$1,596	$—	$—

	Amount of (Loss) or Gain Recognized in Income			Location of Gain (Loss) Recognized in Income
(Dollars in thousands)	Year Ended December 31,
Derivatives Not Designated as a Hedging Instrument	2023	2022	2021
Interest rate products	$10,294	$7,576	$—	Other income
Interest rate lock commitments with customers	274	(2,072)	(6,218)	Mortgage banking activities, net
Forward sale commitments	65	4,863	3,263	Mortgage banking activities, net
FX forwards	130	80	—	Other income
Risk participation agreements	(5)	(195)	—	Other income
Total	$10,758	$10,252	$(2,955)

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
During 2023, the Company purchased nine interest rate floors at a premium of $14.7 million with an aggregate notional amount of $750.0 million to hedge variable cash flows associated with a variable rate loan pool through the fourth quarter of 2026. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of December 31, 2023, the Company determined the cash flow hedges remain highly effective. During the year ended December 31, 2023, $1.2 million of amortization expense on the premium was reclassified into interest income. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
In 2020, the Company terminated its three interest rate derivatives that were designated as cash flow hedges for a net gain of $1.3 million, recognized in accumulated other comprehensive income (loss). Hedge accounting was discontinued, and the net gain in accumulated comprehensive income (loss) is reclassified into earnings when the transaction affects earnings. As the underlying hedged transaction continues to be probable, the $1.3 million net gain will be recognized into earnings on a straight-line basis over each derivative's original contract term. During the year ended December 31, 2023, $0.1 million was reclassified into interest income compared to $0.2 million during the same period in 2022. As of December 31, 2023, this gain has been fully recognized and reclassified to interest income.
Derivatives not designated as hedging instruments:
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps with commercial loan customers wishing to manage interest rate risk. The Company then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of December 31, 2023, there were no fair value adjustments related to credit quality.
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

Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Company then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of December 31, 2023, there were no fair value adjustments related to credit quality.
Risk Participation Agreements
The Company may enter into a risk participation agreement (RPA) with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed. This type of derivative is referred to as an “RPA sold.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Company has provided a loan structured with a derivative, the Company may purchase an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA purchased.”
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
At December 31, 2023 and December 31, 2022, there were 188 and 209 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $0.7 billion and $0.8 billion at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023, the swap transactions remaining maturities ranged from under 1 year to 12 years. At December 31, 2023, none of these customer swaps were in a paying position to third parties, with our swap guarantees having a fair value of $7.3 million. At December 31, 2022, none of these customer swaps were in a paying position to third parties, with the Company's swap guarantees having a fair value of $10.4 million. For both periods, none of the Company's customers were in default of the swap agreements.
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
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $4.3 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements. If the Company had breached any of these provisions at December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value.

20. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time the Company enters into transactions with related parties, including, but not limited to, its officers and directors. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to the Company. Any related party loans exceeding $0.5 million require review and approval by the Board of Directors. There was one extension of credit to related parties exceeding $0.5 million originated during the year ended December 31, 2023 and no extensions of credit to related parties originated during the year ended December 31, 2022.
During 2023, all new loans and credit line advances to related parties were $4.0 million and repayments were $5.6 million. The outstanding balances of loans to related parties at December 31, 2023 and 2022 were $0.4 million and $3.9 million, respectively. Total deposits from related parties at December 31, 2023 and 2022 were $9.7 million and $5.8 million.

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
The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients. Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. Private Wealth Management, which includes Private Banking, serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and customized banking services including credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the bank’s charter, through a broker/dealer and as a registered investment advisor (RIA). It generates revenue through fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach.
The Bryn Mawr Trust Company of Delaware provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles.

The following tables show segment results for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31, 2023
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$955,050	$—	$21,472	$976,522
Noninterest income	74,951	82,468	132,452	289,871
Total external customer revenues	1,030,001	82,468	153,924	1,266,393
Inter-segment revenues:
Interest income	28,202	1,384	98,895	128,481
Noninterest income	29,199	1,930	568	31,697
Total inter-segment revenues	57,401	3,314	99,463	160,178
Total revenue	1,087,402	85,782	253,387	1,426,571
External customer expenses:
Interest expense	221,713	—	29,706	251,419
Noninterest expenses	425,703	59,485	76,445	561,633
Provision for credit losses	87,529	—	542	88,071
Total external customer expenses	734,945	59,485	106,693	901,123
Inter-segment expenses
Interest expense	100,279	16,348	11,854	128,481
Noninterest expenses	2,498	5,714	23,485	31,697
Total inter-segment expenses	102,777	22,062	35,339	160,178
Total expenses	837,722	81,547	142,032	1,061,301
Income before taxes	$249,680	$4,235	$111,355	$365,270
Income tax provision				96,245
Consolidated net income				$269,025
Net income attributable to noncontrolling interest				(131)
Net income attributable to WSFS				$269,156
Supplemental Information
Capital expenditures for the period ended	$6,335	$—	$71	$6,406

	Year Ended December 31, 2022
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$690,780	$—	$13,035	$703,815
Noninterest income	79,800	55,519	124,815	260,134
Total external customer revenues	770,580	55,519	137,850	963,949
Inter-segment revenues:
Interest income	14,348	1,536	46,539	62,423
Noninterest income	27,534	1,610	654	29,798
Total inter-segment revenues	41,882	3,146	47,193	92,221
Total revenue	812,462	58,665	185,043	1,056,170
External customer expenses:
Interest expense	37,393	—	3,532	40,925
Noninterest expenses	465,999	36,777	71,550	574,326
Provision for credit losses	47,921	—	168	48,089
Total external customer expenses	551,313	36,777	75,250	663,340
Inter-segment expenses
Interest expense	48,075	9,831	4,517	62,423
Noninterest expenses	2,264	4,720	22,814	29,798
Total inter-segment expenses	50,339	14,551	27,331	92,221
Total expenses	601,652	51,328	102,581	755,561
Income before taxes	$210,810	$7,337	$82,462	$300,609
Income tax provision				77,961
Consolidated net income				$222,648
Net income attributable to noncontrolling interest				273
Net income attributable to WSFS				$222,375
Supplemental Information
Capital expenditures for the period ended	$8,793	$16	$—	$8,809

	Year Ended December 31, 2021
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$447,542	$—	$8,827	$456,369
Noninterest income	79,310	42,818	63,352	185,480
Total external customer revenues	526,852	42,818	72,179	641,849
Inter-segment revenues:
Interest income	3,460	1,088	12,002	16,550
Noninterest income	15,988	1,240	1,354	18,582
Total inter-segment revenues	19,448	2,328	13,356	35,132
Total revenue	546,300	45,146	85,535	676,981
External customer expenses:
Interest expense	22,058	—	662	22,720
Noninterest expenses	328,277	29,465	20,774	378,516
Recovery of credit losses	(113,715)	—	(3,372)	(117,087)
Total external customer expenses	236,620	29,465	18,064	284,149
Inter-segment expenses
Interest expense	13,090	856	2,604	16,550
Noninterest expenses	2,594	4,636	11,352	18,582
Total inter-segment expenses	15,684	5,492	13,956	35,132
Total expenses	252,304	34,957	32,020	319,281
Income before taxes	$293,996	$10,189	$53,515	$357,700
Income tax provision				86,095
Consolidated net income				$271,605
Net loss attributable to noncontrolling interest				163
Net income attributable to WSFS				$271,442
Supplemental Information
Capital expenditures for the period ended	$6,344	$232	$—	$6,576

The following table shows significant components of segment net assets as of December 31, 2023 and 2022:

	December 31,
	2023				2022
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Cash and cash equivalents	$600,483	$443,431	$48,986	$1,092,900	$317,022	$476,850	$43,386	$837,258
Goodwill	753,586	—	132,312	885,898	753,586	—	130,051	883,637
Other segment assets	18,191,585	15,654	408,635	18,615,874	17,824,946	10,429	358,485	18,193,860
Total segment assets	$19,545,654	$459,085	$589,933	$20,594,672	$18,895,554	$487,279	$531,922	$19,914,755

22. PARENT COMPANY FINANCIAL INFORMATION
Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Income:
Interest income	$817	$374	$357
Realized gain (loss) on sale of equity investment	9,493	—	(706)
Unrealized gains on equity investments, net	2,489	5,379	5,389
Other noninterest income	98,067	251,382	4,759
	110,866	257,135	9,799
Expense:
Interest expense	16,610	11,763	7,771
Other operating expense	6,965	11,489	7,508
	23,575	23,252	15,279
Income (loss) before equity in undistributed income of subsidiaries	87,291	233,883	(5,480)
Equity in undistributed income (loss) of subsidiaries	182,396	(12,672)	276,208
Income before taxes	269,687	221,211	270,728
Income tax expense (benefit)	531	(1,164)	(714)
Net income attributable to WSFS	$269,156	$222,375	$271,442

Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2023	2022
Assets:
Cash and cash equivalents	$197,270	$205,841
Investment in subsidiaries	2,585,151	2,320,474
Investment in Trusts(1)	2,785	2,785
Other assets	5,869	16,944
Total assets	$2,791,075	$2,546,044
Liabilities:
Trust preferred borrowings	$90,638	$90,442
Senior and subordinated debt	218,400	248,169
Accrued interest payable	949	1,168
Other liabilities	3,452	1,152
Total liabilities	313,439	340,931
Stockholders’ equity:
Common stock	761	759
Capital in excess of par value	1,984,746	1,974,210
Accumulated other comprehensive loss	(593,991)	(675,844)
Retained earnings	1,643,657	1,411,243
Treasury stock	(557,537)	(505,255)
Total stockholders’ equity of WSFS	2,477,636	2,205,113
Total liabilities and stockholders’ equity of WSFS	$2,791,075	$2,546,044
(1)Includes WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II.

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Operating activities:
Net income attributable to WSFS	$269,156	$222,375	$271,442
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed (income) loss of subsidiaries	(182,396)	12,672	(276,208)
Realized (gain) loss on sale of equity investments	(9,493)	—	706
Unrealized gains on equity investments	(2,489)	(5,379)	(5,389)
Decrease in other assets	31,254	2,569	10,910
Increase (decrease) in other liabilities	3,488	812	(6,690)
Net cash provided by (used for) operating activities	$109,520	$233,049	$(5,229)
Investing activities:
Net cash for business combinations	$—	$101,734	$—
Net cash provided by investing activities	$—	$101,734	$—
Financing activities:
Issuance of common stock and exercise of common stock options	$3,298	$3,179	$1,522
Redemption of senior and subordinated debt	(30,000)	—	(100,000)
Purchase of treasury stock	(54,647)	(200,083)	(13,268)
Dividends paid	(36,742)	(35,746)	(24,242)
Net cash used for financing activities	$(118,091)	$(232,650)	$(135,988)
Decrease (increase) in cash and cash equivalents	$(8,571)	$102,133	$(141,217)
Cash and cash equivalents at beginning of period	205,841	103,708	244,925
Cash and cash equivalents at end of period	$197,270	$205,841	$103,708

23. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments, unrealized gains and losses on cash flow hedges, as well as unrecognized prior service costs, and actuarial gains and losses on defined benefit post-retirement plans. Changes to accumulated other comprehensive income (loss) are presented net of tax as a component of stockholders' equity. Amounts that are reclassified out of accumulated other comprehensive income (loss) are recorded on the Consolidated Statement of Income either as a gain or loss.
Changes to accumulated other comprehensive income (loss) by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges (1)	Net change in equity method investments	Total
Balance, December 31, 2020	$59,882	$276	$(4,788)	$646	$(9)	$56,007
Other comprehensive (loss) income before reclassifications	(93,503)	—	162	—	362	(92,979)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(252)	(101)	(65)	(378)	—	(796)
Net current-period other comprehensive (loss) income	(93,755)	(101)	97	(378)	362	(93,775)
Balance, December 31, 2021	$(33,873)	$175	$(4,691)	$268	353	$(37,768)
Other comprehensive (loss) income before reclassifications(2)	(529,660)	(119,769)	318	—	213	(648,898)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	—	11,091	(109)	(160)	—	10,822
Net current-period other comprehensive (loss) income	(529,660)	(108,678)	209	(160)	213	(638,076)
Balance, December 31, 2022	$(563,533)	$(108,503)	$(4,482)	$108	$566	$(675,844)
Other comprehensive income (loss) before reclassifications	63,601	—	132	1,596	(85)	65,244
Less: Amounts reclassified from accumulated other comprehensive income (loss)	—	16,980	(264)	(107)	—	16,609
Net current-period other comprehensive income (loss)	63,601	16,980	(132)	1,489	(85)	81,853
Balance, December 31, 2023	$(499,932)	$(91,523)	$(4,614)	$1,597	$481	$(593,991)
(1)Includes amortization of net gain for cash flow hedges terminated as of April 1, 2020.
(2)Includes $119.8 million, net of tax, of unrealized losses on transferred investment securities from available-for-sale to held-to-maturity.

Components of other comprehensive income (loss) that impact the Consolidated Statements of Income are presented in the table below.

	Twelve Months Ended December 31,			Affected line item in Consolidated Statements of Income
(Dollars in thousands)	2023	2022	2021
Securities available-for-sale:
Realized gains on securities transactions	$—	$—	$(331)	Securities gains, net
Income taxes	—	—	79	Income tax provision
Net of tax	$—	$—	$(252)
Net unrealized holding losses (gains) on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses (gains) to income during the period	$22,343	$14,593	$(133)	Interest and dividends on investment securities
Income taxes	(5,363)	(3,502)	32	Income tax provision
Net of tax	$16,980	$11,091	$(101)
Amortization of defined benefit pension plan-related items:
Prior service (credits) costs	$(76)	$(76)	$(85)
Actuarial gains	(271)	(68)	—
Total before tax	$(347)	$(144)	$(85)	Salaries, benefits and other compensation
Income taxes	83	35	20	Income tax provision
Net of tax	$(264)	$(109)	$(65)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	$(141)	$(211)	$(497)	Interest and fees on loans and leases
Income taxes	34	51	119	Income tax provision
Net of tax	$(107)	$(160)	$(378)
Total reclassifications	$16,609	$10,822	$(796)

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2023, the Corporation’s internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s Consolidated Financial Statements as of and for the year ended December 31, 2023 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023, as stated in their reports, which are included herein.

/s/ Rodger Levenson	/s/ Arthur J. Bacci
Rodger Levenson	Arthur J. Bacci
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Wealth Officer and
Interim Chief Financial Officer
February 29, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
WSFS Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited WSFS Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 29, 2024

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings “Corporate Governance—Biographies of Director Nominees,” “Corporate Governance—Other Continuing Directors,” “Executive Compensation—Executive Leadership Team,” “Security Ownership of Certain Beneficial Owners and Management,” "Executive Compensation—Executive Compensation Policies," “Corporate Governance-Committees” and "Board Structure and Roles" in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the Proxy Statement).
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

1
The Consolidated Statements of Financial Condition of WSFS Financial Corporation and subsidiaries as of December 31, 2023 and 2022, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2023, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

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

4.6
First Supplemental Indenture, dated as of December 13, 2017 between Bryn Mawr Bank Corporation and U.S. Bank National Association as trustee, incorporated by reference to Exhibit 4.2 to Bryn Mawr Bank Corporation's Form 8-K filed with the SEC on December 13, 2017.

4.7
Second Supplemental Indenture, dated as of January 1, 2022 by and among WSFS Financial Corporation, Bryn Mawr Bank Corporation and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.10 to the Registrant's Form 10-K filed on February 28, 2023.

4.8
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

4.10
Form of Junior Subordinated Debt Security Due December 15, 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as institutional trustee, dated October 27, 2004, incorporated by reference to Exhibit A to the Indenture filed as Exhibit 10.2 to Royal Bancshares of Pennsylvania, Inc.'s Current Report on Form 8-K filed with the SEC on November 1, 2004.

4.11
Indenture, dated October 27, 2004 by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as trustee, incorporated by reference to Exhibit 10.1 to Royal Bancshares of Pennsylvania, Inc.'s Current Report on Form 8-K filed with the SEC on November 1, 2004.

4.12
Second Supplemental Indenture, dated as of January 1, 2022, by and among WSFS Financial Corporation, Bryn Mawr Bank Company, and The Bank of New York Mellon Trust Company, as trustee, incorporated by reference to Exhibit 4.15 to the Registrant's Form 10-K filed on February 28, 2023.

4.13
Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as trustee, dated October 27, 2004, incorporated by reference to Exhibit 10.2 to Royal Bancshares of Pennsylvania, Inc.'s Current Report on Form 8-K filed with the SEC on November 1, 2004.

4.14
Second Supplemental Indenture, dated as of January 1, 2022, by and among WSFS Financial Corporation, Bryn Mawr Bank Company, and The Bank of New York Mellon Trust Company, as trustee, incorporated by reference to Exhibit 4.17 to the Registrant's Form 10-K filed on February 28, 2023.

Exhibit Number	Description of Document
4.15
Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as guarantee trustee, dated October 27, 2004, incorporated by reference to Exhibit 10.3 to Royal Bancshares of Pennsylvania, Inc.'s Current Report on Form 8-K filed with the SEC on November 1, 2004.

4.16
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

10.5
WSFS Financial Corporation's 2018 Incentive Plan, as amended on May 16, 2023, is incorporated herein by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A for the 2023 Annual Meeting of Stockholders.

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

21	Subsidiaries of Registrant+
23	Consent of KPMG LLP+
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
97	WSFS Financial Corporation Compensation Clawback Policy, Adopted August 2023.
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.INS	XBRL Instance Document **
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date:	February 29, 2024	BY:	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 29, 2024	BY:	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Date:	February 29, 2024	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	February 29, 2024	BY:	/s/ Francis B. Brake
Francis B. Brake
Director

Date:	February 29, 2024	BY:	/s/ Karen Dougherty Buchholz
Karen Dougherty Buchholz
Director

Date:	February 29, 2024	BY:	/s/ Diego F. Calderin
Diego F. Calderin
Director

Date:	February 29, 2024	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	February 29, 2024	BY:	/s/ Michael J. Donahue
Michael J. Donahue
Director

Date:	February 29, 2024	BY:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont
Director

Date:	February 29, 2024	BY:	/s/ Nancy J. Foster
Nancy J. Foster
Director

Date:	February 29, 2024	BY:	/s/ Christopher T. Gheysens
Christopher T. Gheysens
Director

Date:	February 29, 2024	BY:	/s/ Lynn B. McKee
Lynn B. McKee
Director

Date:	February 29, 2024	BY:	/s/ David G. Turner
David G. Turner
Director

Date:	February 29, 2024	BY:	/s/ Arthur J. Bacci
Arthur J. Bacci
Executive Vice President, Chief Wealth Officer and Interim Chief Financial Officer

Date:	February 29, 2024	BY:	/s/ Charles K. Mosher
Charles K. Mosher
Senior Vice President and Chief Accounting Officer