Form 10-Q
period 2024-03-31
WSFS FINANCIAL CORP
filed 2024-05-06
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 60,093,741 shares as of May 2, 2024.

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
•the impacts related to or resulting from bank failures and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions;
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
•the success of the Company's growth plans;
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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share and share data)	2024	2023
Interest income:
Interest and fees on loans and leases	$224,703	$193,724
Interest on mortgage-backed securities	25,897	27,526
Interest and dividends on investment securities:
Taxable	700	704
Tax-exempt	1,484	1,533
Other interest income	8,838	2,896
	261,622	226,383
Interest expense:
Interest on deposits	72,795	35,192
Interest on Federal Home Loan Bank advances	308	3,371
Interest on senior and subordinated debt	2,449	2,573
Interest on federal funds purchased	—	1,139
Interest on trust preferred borrowings	1,756	1,555
Interest on other borrowings	9,036	21
	86,344	43,851
Net interest income	175,278	182,532
Provision for credit losses	15,138	29,011
Net interest income after provision for credit losses	160,140	153,521
Noninterest income:
Credit/debit card and ATM income	19,669	13,361
Investment management and fiduciary income	32,928	30,476
Deposit service charges	6,487	6,039
Mortgage banking activities, net	1,647	1,122
Loan and lease fee income	1,523	1,372
Unrealized loss on equity investments, net	—	(4)
Bank owned life insurance income	1,200	1,510
Other income	12,403	9,251
	75,857	63,127
Noninterest expense:
Salaries, benefits and other compensation	75,806	72,849
Occupancy expense	9,479	10,408
Equipment expense	10,692	9,792
Data processing and operations expenses	3,660	4,724
Professional fees	4,481	4,439
Marketing expense	1,782	1,716
FDIC expenses	3,982	2,582
Loan workout and other credit costs	1,071	(55)
Corporate development expense	208	740
Restructuring expense	—	(761)
Other operating expense	37,911	26,611
	149,072	133,045
Income before taxes	86,925	83,603
Income tax provision	21,202	20,941
Net income	$65,723	$62,662
Less: Net (loss) income attributable to noncontrolling interest	(38)	258
Net income attributable to WSFS	$65,761	$62,404
Earnings per share:
Basic	$1.09	$1.01
Diluted	$1.09	$1.01
Weighted average shares of common stock outstanding:
Basic	60,352,200	61,510,714
Diluted	60,521,951	61,678,871

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net income	$65,723	$62,662
Less: Net (loss) income attributable to noncontrolling interest	(38)	258
Net income attributable to WSFS	65,761	62,404
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(12,634) and $16,740, respectively	(40,007)	53,010
Net change in securities held-to-maturity
Net change in unrealized gains on available-for-sale securities reclassified to held-to-maturity, net of tax benefit of $1,158 and $1,315, respectively	3,669	4,165
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain and prior service cost, net of tax expense of $39 and $11, respectively	(124)	(35)
Net change in cash flow hedge
Net unrealized (loss) gain arising during the period, net of tax (benefit) expense of $(2,031) and $105, respectively	(6,433)	332
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $— and $13, respectively	—	(40)
	(6,433)	292
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax benefit of $7 and $1, respectively	(21)	(3)
Total other comprehensive (loss) income	(42,916)	57,429
Total comprehensive income	$22,845	$119,833
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	March 31, 2024	December 31, 2023
Assets:
Cash and due from banks	$787,729	$629,310
Cash in non-owned ATMs	186,522	458,889
Interest-bearing deposits in other banks including collateral (restricted cash) of $2,453 at March 31, 2024 and $4,270 at December 31, 2023	2,820	4,701
Total cash, cash equivalents, and restricted cash	977,071	1,092,900
Investment securities, available-for-sale (amortized cost of $4,444,676 at March 31, 2024 and $4,504,342 at December 31, 2023	3,734,229	3,846,537
Investment securities, held-to-maturity, net of allowance for credit losses of $8 at March 31, 2024 and December 31, 2023 (fair value $949,727 at March 31, 2024 and $985,931 at December 31, 2023)	1,049,807	1,058,557
Other investments	17,051	17,434
Loans, held for sale at fair value	26,858	29,268
Loans and leases, net of allowance for credit losses of $192,629 at March 31, 2024 and $186,126 at December 31, 2023	12,790,128	12,583,202
Bank owned life insurance	42,708	42,762
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	15,526	15,398
Other real estate owned	1,210	1,569
Accrued interest receivable	88,310	85,979
Premises and equipment	104,617	104,484
Goodwill and intangible assets	1,000,344	1,004,560
Other assets	731,389	712,022
Total assets	$20,579,248	$20,594,672
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$4,652,875	$4,917,297
Interest-bearing	11,534,329	11,556,789
Total deposits	16,187,204	16,474,086
Trust preferred borrowings	90,687	90,638
Senior and subordinated debt	218,458	218,400
Other borrowed funds	815,813	586,038
Accrued interest payable	37,911	46,684
Other liabilities	763,553	709,011
Total liabilities	18,113,626	18,124,857
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 76,133,596 at March 31, 2024 and 76,095,094 at December 31, 2023	761	761
Capital in excess of par value	1,987,800	1,984,746
Accumulated other comprehensive loss	(636,907)	(593,991)
Retained earnings	1,700,349	1,643,657
Treasury stock at cost, 16,049,631 shares at March 31, 2024 and 15,557,263 shares at December 31, 2023	(578,522)	(557,537)
Total stockholders’ equity of WSFS	2,473,481	2,477,636
Noncontrolling interest	(7,859)	(7,821)
Total stockholders' equity	2,465,622	2,469,815
Total liabilities and stockholders' equity	$20,579,248	$20,594,672

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2023	76,095,094	$761	$1,984,746	$(593,991)	$1,643,657	$(557,537)	$2,477,636	$(7,821)	$2,469,815
Net income	—	—	—	—	65,761	—	65,761	(38)	65,723
Other comprehensive loss	—	—	—	(42,916)	—	—	(42,916)	—	(42,916)
Cash dividend, $0.15 per share	—	—	—	—	(9,069)	—	(9,069)	—	(9,069)
Issuance of common stock including proceeds from exercise of common stock options	38,502	—	599	—	—	—	599	—	599
Stock-based compensation expense	—	—	2,455	—	—	—	2,455	—	2,455
Repurchases of common shares (1)	—	—	—	—	—	(20,985)	(20,985)	—	(20,985)
Balance, March 31, 2024	76,133,596	$761	$1,987,800	$(636,907)	$1,700,349	$(578,522)	$2,473,481	$(7,859)	$2,465,622
(1)Repurchase of common stock includes 492,368 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.

	Three Months Ended March 31, 2023
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2022	75,921,997	$759	$1,974,210	$(675,844)	$1,411,243	$(505,255)	$2,205,113	$(3,227)	$2,201,886
Net income	—	—	—	—	62,404	—	62,404	258	62,662
Other comprehensive income	—	—	—	57,429	—	—	57,429	—	57,429
Cash dividend, $0.15 per share	—	—	—	—	(9,255)	—	(9,255)	—	(9,255)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(49)	(49)
Issuance of common stock including proceeds from exercise of common stock options	36,603	—	362	—	—	—	362	—	362
Stock-based compensation expense	—	—	3,185	—	—	—	3,185	—	3,185
Repurchases of common shares (1)	—	—	—	—	—	(12,876)	(12,876)	—	(12,876)
Balance, March 31, 2023	75,958,600	$759	$1,977,757	$(618,415)	$1,464,392	$(518,131)	$2,306,362	$(3,018)	$2,303,344
(1)Repurchase of common stock includes 262,000 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 8,258 shares withheld to cover tax liabilities.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023

Operating activities:
Net income	$65,723	$62,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	15,138	29,011
Depreciation of premises and equipment, net	4,100	4,327
Accretion of fees and discounts, net	(5,380)	(6,358)
Amortization of intangible assets	3,931	3,845
Amortization of right-of-use lease assets	2,837	3,905
Decrease in operating lease liability	(2,627)	(3,170)
Income from mortgage banking activities, net	(1,647)	(1,122)
Loss on sale of other real estate owned and valuation adjustments, net	23	—
Stock-based compensation expense	2,455	3,185
Unrealized loss on equity investments, net	—	4
Deferred income tax benefit	5,239	1,484
Increase in accrued interest receivable	(2,331)	(2,908)
(Increase) decrease in other assets	(16,346)	47,058
Origination of loans held for sale	(67,083)	(58,269)
Proceeds from sales of loans held for sale	60,776	36,986
Decrease in value of bank owned life insurance	54	1,028
Increase in capitalized interest, net	(332)	(315)
(Decrease) increase in accrued interest payable	(8,773)	9,961
Increase (decrease) in other liabilities	57,109	(101,123)
Net cash provided by operating activities	$112,866	$30,191
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	13,084	21,721
Purchases of investment securities available-for-sale	(17,231)	(4,824)
Repayments, maturities and calls of investment securities available-for-sale	76,084	80,343
Net increase in loans	(117,639)	(129,561)
Purchase of loans held-for-investment	(92,358)	(88,455)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(6,168)	(92,439)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	6,040	74,433
Sales of other real estate owned	359	—
Investment in premises and equipment	(4,233)	(856)
Sales of premises and equipment	—	3
Net cash used in investing activities	$(142,062)	$(139,635)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Financing activities:
Net decrease in demand and saving deposits	$(351,025)	$(560,596)
Increase in time deposits	110,523	350,922
(Decrease) increase in brokered deposits	(51,676)	186,718
Receipts from FHLB advances	1,950,000	4,153,000
Repayments of FHLB advances	(1,950,000)	(3,703,000)
Receipts from federal funds purchased	—	5,150,000
Repayments of federal funds purchased	—	(5,150,000)
Receipts from Bank Term Funding Program	235,000	—
Distributions to noncontrolling shareholders	—	(49)
Cash dividend	(9,069)	(9,255)
Issuance of common stock including proceeds from exercise of common stock options	599	362
Redemption of senior and subordinated debt	—	(30,000)
Repurchases of common shares	(20,985)	(12,876)
Net cash used in financing activities	$(86,633)	$375,226
(Decrease) increase in cash, cash equivalents, and restricted cash	(115,829)	265,782
Cash, cash equivalents, and restricted cash at beginning of period	1,092,900	837,258
Cash, cash equivalents, and restricted cash at end of period	$977,071	$1,103,040
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$95,118	$33,890
Income taxes	2,289	455
Non-cash information:
Loans transferred to other real estate owned	$—	$298
Loans transferred to portfolio from held-for-sale at fair value	9,252	23,476
Available-for-sale securities purchased, not settled	1,236	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company), and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). As of March 31, 2024, the other subsidiaries of WSFS include The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). The Company provides residential and commercial mortgage, commercial and consumer lending services, as well as consumer deposit and treasury management services. The Company's core banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to individuals, institutions and corporations. The Federal Deposit Insurance Corporation (FDIC) insures the Company's customers’ deposits to their legal maximums. The Company serves its customers primarily from 114 offices located in Pennsylvania (57), Delaware (40), New Jersey (14), Florida (1),  Nevada (1) and Virginia (1), its ATM network, website at www.wsfsbank.com and mobile app. Information on the website is not incorporated by reference into this Quarterly Report on Form 10-Q.
The Company's leasing business is conducted by NewLane Finance®. NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Basis of Presentation
In preparing the unaudited Consolidated Financial Statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Amounts subject to significant estimates include the allowance for credit losses (including loans and leases held for investment, investment securities available-for-sale and held-to-maturity), loans held for sale, lending-related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and income taxes. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets, the establishment of additional allowance and lending-related commitment reserves, changes in the fair value of financial instruments, as well as increased post-retirement benefits and income tax expense.
The Company's accounting and reporting policies conform to Generally Accepted Accounting Principles in the U.S. (GAAP), prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2024. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Annual Report on Form 10-K) that was filed with the SEC on February 29, 2024 and is available at www.sec.gov or on the website at www.wsfsbank.com. All significant intercompany accounts and transactions were eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2023 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at March 31, 2024.
RECENT ACCOUNTING PRONOUNCEMENTS
The following accounting pronouncements were adopted by the Company during the three months ended March 31, 2024, but did not have a material impact on the unaudited Consolidated Financial Statements.
•ASU No. 2023-01, Leases (Topic 842) — Common Control Agreements
•ASU No. 2023-02, Investments — Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
There were no other applicable material accounting pronouncements adopted by the Company since December 31, 2023.
Accounting Guidance Pending Adoption as of March 31, 2024
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption is required retrospectively for all prior periods presented in the financial statements. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: In March 2023, The FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The amendments permit reporting entities to elect to account for any equity investments in a tax credit program using the proportional amortization method if certain conditions are met. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption is required on a prospective, modified retrospective, or retrospective basis depending on the amendment. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Bailment fees	$14,964	$8,684
Interchange fees	3,753	3,886
Other card and ATM fees	952	791
Total credit/debit card and ATM income	$19,669	$13,361
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Trust fees	$21,861	$20,516
Wealth management and advisory fees	11,067	9,960
Total investment management and fiduciary income	$32,928	$30,476
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Service fees	$4,362	$4,136
Return and overdraft fees	1,800	1,647
Other deposit service fees	325	256
Total deposit service charges	$6,487	$6,039
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
Other income
The following table presents the components of other income:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Managed service fees	$5,586	$4,799
Currency preparation	1,675	1,282
ATM loss protection	859	648
Capital markets revenue	3,001	2,879
Miscellaneous products and services	1,282	(357)
Total other income	$12,403	$9,251
Other income consists of managed service fees, which are primarily courier fees related to treasury management and are partially offset in noninterest expense, currency preparation, ATM loss protection, capital markets revenue, and other miscellaneous products and services offered by the Bank. These fees are primarily generated through monthly billings or at the time of the transaction. Capital markets revenue consists of fees related to interest rate swaps, risk participation agreements, foreign exchange contracts, letters of credit, and trade finance products and services offered by the Bank.
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

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2024	2023
Numerator:
Net income attributable to WSFS	$65,761	$62,404
Denominator:
Weighted average basic shares	60,352	61,511
Dilutive potential common shares	170	168
Weighted average fully diluted shares	60,522	61,679
Earnings per share:
Basic	$1.09	$1.01
Diluted	$1.09	$1.01
Outstanding common stock equivalents having no dilutive effect	—	6
Basic earnings per share is calculated by dividing Net income attributable to WSFS by the weighted-average basic shares outstanding. Diluted earnings per share is calculated by dividing Net income attributable to WSFS by the weighted-average fully diluted shares outstanding, using the treasury stock method. Fully diluted shares include the adjustment for the dilutive effect of common stock awards, which include outstanding stock options and unvested restricted stock units under the 2013 Incentive Plan and the 2018 Incentive Plan and performance stock units under the 2018 Incentive Plan.
5. INVESTMENT SECURITIES
Debt Securities
The following tables detail the amortized cost, allowance for credit losses and the estimated fair value of the Company's investments in available-for-sale and held-to-maturity debt securities. None of the Company's investments in debt securities are classified as trading.

	March 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligation (CMO)	$551,883	$—	$99,992	$—	$451,891
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,495,526	118	548,295	—	2,947,349
Freddie Mac (FHLMC) MBS	124,992	—	13,241	—	111,751
Ginnie Mae (GNMA) MBS	47,478	1	3,539	—	43,940
Government-sponsored enterprises (GSE) agency notes	224,797	—	45,499	—	179,298
	$4,444,676	$119	$710,566	$—	$3,734,229
Held-to-Maturity Debt Securities(1)
FNMA MBS	$864,584	$—	$99,912	$—	$764,672
State and political subdivisions	185,231	1,368	1,536	8	185,055
	$1,049,815	$1,368	$101,448	$8	$949,727
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $115.6 million at March 31, 2024, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
CMO	$560,952	$—	$96,333	$—	$464,619
FNMA MBS	3,544,762	162	502,574	—	3,042,350
FHLMC MBS	126,856	—	11,324	—	115,532
GNMA MBS	46,333	6	2,999	—	43,340
GSE agency notes	225,439	—	44,743	—	180,696
	$4,504,342	$168	$657,973	$—	$3,846,537
Held-to-Maturity Debt Securities(1)
FNMA MBS	$872,653	$—	$74,332	$—	$798,321
State and political subdivisions	185,912	2,665	959	8	187,610
	$1,058,565	$2,665	$75,291	$8	$985,931

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
The scheduled maturities of available-for-sale debt securities at March 31, 2024 and December 31, 2023 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2024 (1)
Within one year	$2,480	$2,415
After one year but within five years	97,525	92,024
After five years but within ten years	549,047	462,583
After ten years	3,795,624	3,177,207
	$4,444,676	$3,734,229
December 31, 2023 (1)
Within one year	$—	$—
After one year but within five years	86,224	82,387
After five years but within ten years	569,956	485,593
After ten years	3,848,162	3,278,557
	$4,504,342	$3,846,537
(1)Actual maturities could differ from contractual maturities.
As of March 31, 2024, the Company’s available-for-sale investment securities consisted of 973 securities, 965 of which were in an unrealized loss position.
As of March 31, 2024, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The scheduled maturities of held-to-maturity debt securities at March 31, 2024 and December 31, 2023 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2024 (1)
Within one year	$—	$—
After one year but within five years	11,930	11,741
After five years but within ten years	47,195	46,747
After ten years	990,690	891,239
	$1,049,815	$949,727
December 31, 2023 (1)
Within one year	$—	$—
After one year but within five years	10,932	10,856
After five years but within ten years	46,489	46,246
After ten years	1,001,144	928,829
	$1,058,565	$985,931
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 5.8 years at March 31, 2024.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $3.0 billion and $3.3 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of March 31, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2024 and 2023, the Company had no sales of debt securities categorized as available-for-sale.
As of March 31, 2024 and December 31, 2023, the Company's debt securities portfolio had remaining unamortized premiums of $54.7 million and $56.9 million, respectively, and unaccreted discounts of $20.3 million and $20.9 million, respectively.
For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at March 31, 2024.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$—	$—	$451,891	$99,992	$451,891	$99,992
FNMA MBS	18,744	275	2,916,614	548,020	2,935,358	548,295
FHLMC MBS	—	—	111,745	13,241	111,745	13,241
GNMA MBS	7,785	227	35,109	3,312	42,894	3,539
GSE agency notes	—	—	179,298	45,499	179,298	45,499
	$26,529	$502	$3,694,657	$710,064	$3,721,186	$710,566

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
The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of March 31, 2024.
At March 31, 2024 and December 31, 2023, held-to-maturity debt securities had an amortized cost basis of $1.0 billion. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its non-government and non-agency securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of March 31, 2024, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$185,231
Not rated	864,584	—
Ending balance	$864,584	$185,231
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$185,912
Not rated	872,653	—
Ending balance	$872,653	$185,912

The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS and foreign bond debt securities for the three months ended March 31, 2024 and 2023. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(Dollars in thousands)	2024	2023
Allowance for credit losses:
Beginning balance	$8	$10
Provision for (recovery of) credit losses	—	(1)
Ending balance	$8	$9
Accrued interest receivable of $3.2 million and $3.7 million as of March 31, 2024 and December 31, 2023, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of March 31, 2024 and December 31, 2023.
Equity Investments
The Company had equity investments at fair value of $17.1 million and $17.4 million as of March 31, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2024, the Company did not recognize any gains or losses related to our equity method investments.
During the three months ended March 31, 2023, the Company recognized $1.3 million of net losses related to our equity method investments within Other income on the unaudited Consolidated Statements of Income.

6. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$2,591,861	$2,540,070
Owner-occupied commercial	1,882,876	1,886,087
Commercial mortgages	3,876,856	3,801,180
Construction	1,056,349	1,035,530
Commercial small business leases	633,803	623,622
Residential(1)	875,141	870,705
Consumer(2)	2,065,871	2,012,134
	12,982,757	12,769,328
Less:
Allowance for credit losses	192,629	186,126
Net loans and leases	$12,790,128	$12,583,202
(1) Includes reverse mortgages at fair value of $2.5 million at March 31, 2024 and $2.8 million at December 31, 2023.
(2) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $71.6 million and $69.8 million at March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of allowance for credit losses and loan balances for the three months ended March 31, 2024 and 2023. The increase was primarily due to the impacts of the economic uncertainty and forecast and net loan growth.

(Dollars in thousands)	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended March 31, 2024
Allowance for credit losses
Beginning balance	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
Charge-offs	(476)	—	(25)	—	(4,852)	(50)	(6,456)	(11,859)
Recoveries	1,766	201	2	—	591	89	575	3,224
Provision	5,218	(351)	765	197	4,550	(115)	4,874	15,138
Ending balance	$55,902	$10,569	$36,797	$10,959	$15,459	$5,407	$57,536	$192,629
Period-end allowance allocated to:
Loans evaluated on an individual basis	$6,814	$—	$—	$—	$—	$—	$—	$6,814
Loans evaluated on a collective basis	49,088	10,569	36,797	10,959	15,459	5,407	57,536	185,815
Ending balance	$55,902	$10,569	$36,797	$10,959	$15,459	$5,407	$57,536	$192,629
Period-end loan balances:
Loans evaluated on an individual basis	$27,229	$5,866	$21,536	$3,962	$—	$8,311	$2,664	$69,568
Loans evaluated on a collective basis	2,564,632	1,877,010	3,855,320	1,052,387	633,803	864,354	2,063,207	12,910,713
Ending balance	$2,591,861	$1,882,876	$3,876,856	$1,056,349	$633,803	$872,665	$2,065,871	$12,980,281
(1)Period-end loan balance excludes reverse mortgages at fair value of $2.5 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner - occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended March 31, 2023
Allowance for credit losses
Beginning balance	$49,526	$6,019	$21,473	$6,987	$9,868	$4,668	$53,320	$151,861
Charge-offs	(6,563)	—	—	—	(2,899)	—	(4,204)	(13,666)
Recoveries	701	5	2	530	515	43	159	1,955
Provision	9,809	32	8,639	2,155	1,752	616	6,009	29,012
Ending balance	$53,473	$6,056	$30,114	$9,672	$9,236	$5,327	$55,284	$169,162
Period-end allowance allocated to:
Loans evaluated on an individual basis	$4,562	$91	$—	$—	$—	$—	$—	$4,653
Loans evaluated on a collective basis	48,911	5,965	30,114	9,672	9,236	5,327	55,284	164,509
Ending balance	$53,473	$6,056	$30,114	$9,672	$9,236	$5,327	$55,284	$169,162
Period-end loan balances:
Loans evaluated on an individual basis	$22,443	$1,907	$7,343	$760	$—	$6,522	$1,916	$40,891
Loans evaluated on a collective basis	2,546,299	1,844,754	3,465,740	1,022,951	576,584	779,538	1,866,511	12,102,377
Ending balance	$2,568,742	$1,846,661	$3,473,083	$1,023,711	$576,584	$786,060	$1,868,427	$12,143,268
(1)Period-end loan balance excludes reverse mortgages at fair value of $2.7 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	March 31, 2024
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$2,674	$590	$3,264	$2,561,347	$12,987	$14,263	$2,591,861
Owner-occupied commercial	3,582	599	4,181	1,873,369	5,326	—	1,882,876
Commercial mortgages	1,866	49	1,915	3,853,407	21,534	—	3,876,856
Construction	7,343	—	7,343	1,045,044	3,962	—	1,056,349
Commercial small business leases	9,809	3	9,812	623,991	—	—	633,803
Residential(1)	1,793	—	1,793	865,684	5,188	—	872,665
Consumer(2)	17,651	10,121	27,772	2,035,411	2,688	—	2,065,871
Total	$44,718	$11,362	$56,080	$12,858,253	$51,685	$14,263	$12,980,281
% of Total Loans	0.34%	0.09%	0.43%	99.06%	0.40%	0.11%	100%
(1)Residential accruing current balances excludes reverse mortgages at fair value of $2.5 million.
(2)Includes $16.1 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

	December 31, 2023
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance(1)	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$1,630	$293	$1,923	$2,518,934	$13,645	$5,568	$2,540,070
Owner-occupied commercial	1,786	487	2,273	1,878,952	4,862	—	1,886,087
Commercial mortgages	1,190	—	1,190	3,777,698	22,292	—	3,801,180
Construction	—	—	—	1,022,913	12,617	—	1,035,530
Commercial small business leases	6,697	772	7,469	616,153	—	—	623,622
Residential(2)	9,261	—	9,261	856,055	2,579	—	867,895
Consumer(3)	15,249	10,032	25,281	1,984,407	2,446	—	2,012,134
Total	$35,813	$11,584	$47,397	$12,655,112	$58,441	$5,568	$12,766,518
% of Total Loans	0.28%	0.09%	0.37%	99.13%	0.46%	0.04%	100%
(1)Excludes nonaccruing loans held-for-sale.
(2)Residential accruing current balances excludes reverse mortgages, at fair value of $2.8 million.
(3)Includes $14.5 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$17,141	$10,110	$17,230	$1,983
Owner-occupied commercial	5,326	—	4,862	—
Commercial mortgages	21,534	—	22,292	—
Construction	3,962	—	12,617	—
Residential(2)	5,188	—	2,579	—
Consumer(3)	2,687	—	2,446	—
Total	$55,838	$10,110	$62,026	$1,983
(1)Excludes nonaccruing loans held-for-sale in 2023.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

As of March 31, 2024, there were 32 residential loans and 11 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $6.3 million and $1.3 million, respectively. As of December 31, 2023, there were 31 residential loans and 9 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $3.2 million and $1.1 million, respectively. Loan workout and other real estate owned (OREO) (recoveries) expenses were $(0.4) million during the three months ended March 31, 2024 and $0.2 million during three months ended March 31, 2023. Loan workout and OREO expenses are included in Loan workout and other credit costs on the unaudited Consolidated Statements of Income.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of March 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year(1)
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial:
Risk Rating
Pass	$176,858	$762,244	$450,439	$163,071	$191,450	$385,731	$9,218	$233,340	$2,372,351
Special mention	1,662	4,485	8,443	3,228	218	2,526	—	1,589	22,151
Substandard or Lower	43,408	52,654	41,001	6,973	5,473	33,163	—	14,687	197,359
	$221,928	$819,383	$499,883	$173,272	$197,141	$421,420	$9,218	$249,616	$2,591,861
Current-period gross writeoffs	$—	$—	$109	$143	$156	$68	$—	$—	$476
Owner-occupied commercial:
Risk Rating
Pass	$59,845	$340,919	$242,775	$239,418	$206,450	$473,877	$—	$188,984	$1,752,268
Special mention	—	3,123	3,037	5,369	1,088	22,524	—	1,571	36,712
Substandard or Lower	—	1,196	17,957	11,550	5,430	45,662	—	12,101	93,896
	$59,845	$345,238	$263,769	$256,337	$212,968	$542,063	$—	$202,656	$1,882,876
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgages:
Risk Rating
Pass	$126,380	$806,552	$461,038	$488,314	$431,554	$1,051,552	$—	$395,234	$3,760,624
Special mention	5,324	22,437	576	1,107	1,810	5,117	—	—	36,371
Substandard or Lower	—	10,159	1,153	1,009	21,285	30,794	—	15,461	79,861
	$131,704	$839,148	$462,767	$490,430	$454,649	$1,087,463	$—	$410,695	$3,876,856
Current-period gross writeoffs	$—	$25	$—	$—	$—	$—	$—	$—	$25
Construction:
Risk Rating
Pass	$81,959	$357,747	$344,241	$75,655	$2,704	$2,088	$—	$110,361	$974,755
Special mention	7,148	35,402	5,257	—	—	—	—	—	47,807
Substandard or Lower	—	15,430	14,395	3,258	—	152	—	552	33,787
	$89,107	$408,579	$363,893	$78,913	$2,704	$2,240	$—	$110,913	$1,056,349
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial small business leases:
Risk Rating
Performing	$68,659	$244,037	$174,415	$91,029	$33,350	$22,313	$—	$—	$633,803
Nonperforming	—	—	—	—	—	—	—	—	—
	$68,659	$244,037	$174,415	$91,029	$33,350	$22,313	$—	$—	$633,803
Current-period gross writeoffs	$—	$1,347	$1,656	$1,253	$429	$167	$—	$—	$4,852
Residential(2):
Risk Rating
Performing	$23,516	$188,880	$67,040	$96,732	$56,831	$431,193	$—	$—	$864,192
Nonperforming	—	—	167	3,538	483	4,285	—	—	8,473
	$23,516	$188,880	$67,207	$100,270	$57,314	$435,478	$—	$—	$872,665
Current-period gross writeoffs	$—	$—	$—	$—	$—	$50	$—	$—	$50
Consumer(3):
Risk Rating
Performing	$54,669	$423,471	$538,009	$144,717	$99,941	$296,127	$500,904	$5,329	$2,063,167
Nonperforming	—	—	—	135	352	—	1,717	500	2,704
	$54,669	$423,471	$538,009	$144,852	$100,293	$296,127	$502,621	$5,829	$2,065,871
Current-period gross writeoffs	$286	$677	$4,239	$774	$380	$100	$—	$—	$6,456
(1)Origination date represents the most recent underwriting of the loan which includes new relationships, renewals and extensions.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year(1)
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial:
Risk Rating
Pass	$716,848	$490,934	$180,343	$211,151	$90,522	$383,609	$8,785	$237,786	$2,319,978
Special mention	7,209	11,860	2,804	463	735	743	—	1,649	25,463
Substandard or Lower	72,993	54,024	5,951	10,224	22,046	17,906	—	11,485	194,629
	$797,050	$556,818	$189,098	$221,838	$113,303	$402,258	$8,785	$250,920	$2,540,070
Current-period gross writeoffs	$—	$568	$5,214	$1,747	$7,567	$11,557	$—	$—	$26,653
Owner-occupied commercial:
Risk Rating
Pass	$346,908	$264,895	$251,262	$212,365	$194,153	$313,801	$—	$178,150	$1,761,534
Special mention	2,885	3,115	5,419	1,105	11,002	5,559	—	1,393	30,478
Substandard or Lower	996	18,865	11,109	6,787	8,019	35,330	—	12,969	94,075
	$350,789	$286,875	$267,790	$220,257	$213,174	$354,690	$—	$192,512	$1,886,087
Current-period gross writeoffs	$—	$—	$—	$—	$184	$—	$—	$—	$184
Commercial mortgages:
Risk Rating
Pass	$847,137	$464,895	$526,280	$465,354	$486,855	$619,448	$—	$290,083	$3,700,052
Special mention	20,632	—	67	1,837	10,666	—	—	—	33,202
Substandard or Lower	9,862	1,153	1,047	13,837	14,352	12,212	—	15,463	67,926
	$877,631	$466,048	$527,394	$481,028	$511,873	$631,660	$—	$305,546	$3,801,180
Current-period gross writeoffs	$—	$83	$—	$217	$—	$—	$—	$—	$300
Construction:
Risk Rating
Pass	$429,055	$319,958	$111,333	$3,030	$388	$7,016	$—	$87,741	$958,521
Special mention	28,718	19,769	8,227	—	—	—	—	—	56,714
Substandard or Lower	5,698	—	3,308	8,598	2,134	—	—	557	20,295
	$463,471	$339,727	$122,868	$11,628	$2,522	$7,016	$—	$88,298	$1,035,530
Current-period gross writeoffs	$—	$—	$794	$—	$—	$—	$—	$—	$794
Commercial small business leases:
Risk Rating
Performing	$260,348	$191,746	$103,428	$40,697	$15,411	$11,992	$—	$—	$623,622
Nonperforming	—	—	—	—	—	—	—	—	—
	$260,348	$191,746	$103,428	$40,697	$15,411	$11,992	$—	$—	$623,622
Current-period gross writeoffs	$1,528	$7,250	$4,447	$1,454	$735	$227	$—	$—	$15,641
Residential(2):
Risk Rating
Performing	$188,644	$67,358	$102,982	$57,273	$33,499	$412,099	$—	$—	$861,855
Nonperforming	—	170	713	486	1,251	3,420	—	—	6,040
	$188,644	$67,528	$103,695	$57,759	$34,750	$415,519	$—	$—	$867,895
Current-period gross writeoffs	$33	$—	$—	$—	$—	$8	$—	$—	$41
Consumer(3):
Risk Rating
Performing	$391,580	$568,919	$153,930	$104,248	$44,996	$245,849	$494,663	$5,662	$2,009,847
Nonperforming	—	—	135	352	176	30	1,362	232	2,287
	$391,580	$568,919	$154,065	$104,600	$45,172	$245,879	$496,025	$5,894	$2,012,134
Current-period gross writeoffs	$1,790	$15,227	$4,411	$313	$198	$455	$—	$—	$22,394
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
The following tables show the period-end amortized cost basis of troubled loans modified during the three months ended March 31, 2024 and 2023, disaggregated by portfolio segment and type of modification granted:

	Three Months Ended March 31, 2024
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$31,865	$349	$820	$—	$—	$33,034	1.27%
Construction	1,910	—	—	—	—	1,910	0.18%
Consumer(1)	325	702	1,932	—	—	2,959	0.14%
Total	$34,100	$1,051	$2,752	$—	$—	$37,903	0.29%
(1)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

	Three months ended March 31, 2023
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$12,837	$—	$—	$—	$—	$12,837	0.41%
Owner-occupied commercial	—	—	—	148	—	148	0.01%
Commercial mortgages	2,057	—	—	—	—	2,057	0.06%
Consumer(1)	803	162	1,777	158	119	3,019	0.16%
Total	$15,697	$162	$1,777	$306	$119	$18,061	0.15%
(1)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
The following table describes the financial effect of the modifications made to troubled loans during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)
Commercial and industrial	1.24	—%	0.01%
Construction	1.00	—	—
Consumer	0.47	—	0.02

	Three Months Ended March 31, 2023
	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)
Commercial and industrial	0.91	—%	—%
Owner-occupied commercial	0.96	2.56	—
Commercial mortgages	0.48	—	—
Consumer	6.71	2.07	0.02
(1)Represents the weighted-average increase in the life of modified loans measured in years, which reduces monthly payment amounts for borrowers.
(2)Represents the weighted-average decrease in the contractual interest rate on the modified loans.
(3)Represents the percentage of loans deferred over the total loan portfolio excluding reverse mortgages at fair value.

As of March 31, 2024 and December 31, 2023, the Company had commitments to extend credit of $19.2 million and $18.4 million, respectively, to borrowers experiencing financial difficulty whose terms had been modified.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
The following table shows the amortized cost of loans that received a term extension modification that had a payment default during the three months ended March 31, 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty. There were no loans that had a payment default during the three months ended March 31, 2023 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

	Three Months Ended March 31, 2024
	Term Extension	More-Than-Insignificant Payment Delay	Total
Commercial and industrial	$8,694	$199	$8,893
Total	$8,694	$199	$8,893
The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the last 12 months as of March 31, 2024 and 2023:

	March 31, 2024
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$—	$—	$58,771	$24,133	$82,904
Owner-occupied commercial	—	—	—	65	65
Commercial mortgages	—	—	9,345	—	9,345
Construction	—	—	17,331	—	17,331
Residential	—	—	44	167	211
Consumer(1)	1,096	258	7,646	387	9,387
Total	$1,096	$258	$93,137	$24,752	$119,243
(1)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

	March 31, 2023
	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$—	$—	$12,837	$—	$12,837
Owner-occupied commercial	—	—	148	—	148
Commercial mortgages	1,016	1,041	—	—	2,057
Consumer(1)	25	—	2,994	—	3,019
Total	$1,041	$1,041	$15,979	$—	$18,061
(1)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

8. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.
Lessee
The Company's ongoing leases have remaining lease terms of less than one year to 21 years, which includes renewal options that are exercised at its discretion. The Company's lease terms to calculate the lease liability and right-of-use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right-of-use asset is included in Other liabilities and Other assets, respectively, in the unaudited Consolidated Statements of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the unaudited Consolidated Statements of Financial Condition. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the unaudited Consolidated Statements of Income. The Company accounts for lease components separately from nonlease components. The Company subleases certain real estate to third parties.
The components of operating lease cost were as follows:

	Three months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Operating lease cost (1)	$3,972	$4,793
Sublease income	(32)	(49)
Net lease cost	$3,940	$4,744
(1)Includes variable lease cost and short-term lease cost.
Supplemental information related to operating leases was as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Right-of-use assets	$129,996	$130,601
Lease liabilities	$151,255	$151,596

Lease term and discount rate
Weighted average remaining lease term (in years)	12.86	13.01
Weighted average discount rate	5.2%	5.2%
Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	March 31, 2024
Remaining in 2024	$13,564
2025	17,747
2026	16,912
2027	15,536
2028	15,538
After 2028	130,975
Total lease payments	210,272
Less: Interest	(59,017)
Present value of lease liabilities	$151,255
Supplemental cash flow information related to operating leases was as follows:

	Three months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,721	$5,060
As of March 31, 2024, the Corporation had not entered into any material leases that have not yet commenced.

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
The components of direct finance lease income are summarized in the table below:

	Three months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Direct financing leases:
Interest income on lease receivable	$14,800	$12,382
Interest income on deferred fees and costs, net	(1,792)	(1,386)
Total direct financing lease net interest income	$13,008	$10,996
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Lease receivables	$733,630	$721,338
Unearned income	(118,177)	(114,341)
Deferred fees and costs	18,350	16,625
Net investment in direct financing leases	$633,803	$623,622

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1, or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the three months ended March 31, 2024, management determined based on its qualitative assessment that the fair values of our reporting units exceeded their carrying values, and no goodwill impairment existed during the three months ended March 31, 2024.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth Management	Consolidated Company
December 31, 2023	$753,586	$132,312	$885,898
Goodwill adjustments	—	—	—
March 31, 2024	$753,586	$132,312	$885,898
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
March 31, 2024
Core deposits	$104,751	$(53,327)	$51,424	10 years
Customer relationships	73,880	(19,512)	54,368	7-15 years
Loan servicing rights(1)	12,734	(6,980)	5,754	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$194,265	$(79,819)	$114,446
December 31, 2023
Core deposits	$104,751	$(50,754)	$53,997	10 years
Customer relationships	73,880	(18,153)	55,727	7-15 years
Loan servicing rights(2)	12,613	(6,575)	6,038	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$194,144	$(75,482)	$118,662
(1)Includes impairment losses of $0.1 million for the three months ended March 31, 2024.
(2)Includes impairment losses of less than $0.1 million for the year ended December 31, 2023.
The Company recognized amortization expense on intangible assets of $3.9 million for the three months ended March 31, 2024 compared to $3.8 million for the three months ended March 31, 2023.
The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	March 31, 2024
Remaining in 2024	$12,678
2025	16,576
2026	15,869
2027	15,404
2028	14,580
Thereafter	36,439
Total	$111,546

Servicing Assets
The Company records mortgage servicing rights on its mortgage loan servicing portfolio, which includes mortgages that it acquires or originates as well as mortgages that it services for others, and servicing rights on Small Business Administration (SBA) loans. Mortgage servicing rights and SBA loan servicing rights are included in Goodwill and intangible assets in the accompanying unaudited Consolidated Statements of Financial Condition. Mortgage loans which the Company services for others are not included in Loans and leases, net of allowance in the accompanying unaudited Consolidated Statements of Financial Condition. Servicing rights represent the present value of the future net servicing fees from servicing mortgage loans the Company acquires or originates, or that it services for others.
The value of the Company's mortgage servicing rights was $1.7 million at March 31, 2024 and December 31, 2023, and the value of its SBA loan servicing rights was $4.1 million and $4.3 million at March 31, 2024 and December 31, 2023, respectively. Changes in the value of the Company's servicing rights resulted in impairment losses of $0.1 million for the three months ended March 31, 2024 and a reversal of impairment losses of less than $0.1 million for the three months ended March 31, 2023. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the unaudited Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the unaudited Consolidated Statements of Income.
Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of March 31, 2024 or December 31, 2023. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.
10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Noninterest-bearing:
Noninterest demand	$4,652,875	$4,917,297
Total noninterest-bearing	$4,652,875	$4,917,297

Interest-bearing:
Interest-bearing demand	$2,856,366	$2,935,530
Savings	1,577,264	1,610,143
Money market	5,205,835	5,175,123
Customer time deposits	1,894,864	1,784,317
Brokered deposits	—	51,676
Total interest-bearing	11,534,329	11,556,789
Total deposits	$16,187,204	$16,474,086

11. INCOME TAXES
There were no unrecognized tax benefits as of March 31, 2024. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2020 through 2023 tax years are subject to examination as of March 31, 2024. The Company does not expect to record or realize any material unrecognized tax benefits during 2024.
The amortization of the low-income housing credit investments has been reflected as income tax expense of $1.9 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.
The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the three months ended March 31, 2024 were $1.7 million, $1.9 million and $0.6 million, respectively. The carrying value of the investment in affordable housing credits is $85.2 million at March 31, 2024, compared to $87.1 million at December 31, 2023 and is included in the Other assets line item on the unaudited Consolidated Statements of Financial Condition.

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
The following tables present financial instruments carried at fair value as of March 31, 2024 and December 31, 2023 by level in the valuation hierarchy (as described above):

	March 31, 2024
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$451,891	$—	$451,891
FNMA MBS	—	2,947,349	—	2,947,349
FHLMC MBS	—	111,751	—	111,751
GNMA MBS	—	43,940	—	43,940
GSE agency notes	—	179,298	—	179,298
Other assets	—	168,510	44	168,554
Total assets measured at fair value on a recurring basis	$—	$3,902,739	$44	$3,902,783

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$156,243	$13,426	$169,669

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$14,714	$14,714
Other real estate owned	—	—	1,210	1,210
Loans held for sale	—	26,858	—	26,858
Total assets measured at fair value on a nonrecurring basis	$—	$26,858	$15,924	$42,782

	December 31, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$464,619	$—	$464,619
FNMA MBS	—	3,042,350	—	3,042,350
FHLMC MBS	—	115,532	—	115,532
GNMA MBS	—	43,340	—	43,340
GSE agency notes	—	180,696	—	180,696
Other assets	—	153,569	78	153,647
Total assets measured at fair value on a recurring basis	$—	$4,000,106	$78	$4,000,184

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$137,616	$14,026	$151,642

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$15,206	$15,206
Other real estate owned	—	—	1,569	1,569
Loans held for sale	—	29,268	—	29,268
Total assets measured at fair value on a nonrecurring basis	$—	$29,268	$16,775	$46,043
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
Other investments
Other investments includes equity investments without readily determinable fair values, which are categorized as Level 3. The Company’s equity investments without readily determinable fair values are held at cost, and are adjusted for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the reporting period and its equity method investments are initially recorded at cost based on the Company’s percentage ownership in the investee, and are adjusted to reflect the recognition of the Company’s proportionate share of income or loss of the investee based on the investee’s earnings.
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
Other investments
Other investments includes equity investments without readily determinable fair values (see discussion in “Fair Value of Financial Assets and Liabilities” section above) as well as equity method investments.
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $6.9 million at March 31, 2024 and $7.3 million at December 31, 2023, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following tables provide a description of the valuation techniques and significant unobservable inputs for the Company's financial instruments classified as Level 3 as of March 31, 2024 and December 31, 2023:

(Dollars in thousands)	March 31, 2024
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$14,714	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	1,210	Fair market value of collateral	Costs to sell	20.0%
Other assets (Risk participation agreements purchased)	44	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (189 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	2	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (81 bps) LGD: –% - 30% (30%)
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	13,424	Discounted cash flow	Timing of Visa litigation resolution	1.00 - 4.50 years (2.93 years or 4Q 2025)

(Dollars in thousands)	December 31, 2023
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$15,206	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	1,569	Fair market value of collateral	Costs to sell	10.0% - 20.0% (18.1%)
Other assets (Risk participation agreements purchased)	78	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (195 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	3	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (95 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	14,023	Discounted cash flow	Timing of Visa litigation resolution	1.00 - 4.75 years (3.06 years or 4Q 2025)

The book value and estimated fair value of the Company's financial instruments are as follows:

		March 31, 2024		December 31, 2023
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$977,071	$977,071	$1,092,900	$1,092,900
Investment securities available-for-sale	Level 2	3,734,229	3,734,229	3,846,537	3,846,537
Investment securities held-to-maturity, net	Level 2	1,049,807	949,727	1,058,557	985,931
Other investments	Level 3	17,051	17,051	17,434	17,434
Loans, held for sale	Level 2	26,858	26,858	29,268	29,268
Loans and leases, net(1)	Level 3	12,790,128	12,829,259	12,583,202	12,514,431
Stock in FHLB of Pittsburgh	Level 2	15,526	15,526	15,398	15,398
Accrued interest receivable	Level 2	88,310	88,310	85,979	85,979
Other assets	Levels 2, 3	168,554	168,554	153,647	153,647
Financial liabilities:
Deposits	Level 2	$16,187,204	$16,160,641	$16,474,086	$16,449,198
Borrowed funds	Level 2	1,124,958	1,134,269	895,076	912,760
Standby letters of credit	Level 3	754	754	814	814
Accrued interest payable	Level 2	37,911	37,911	46,684	46,684
Other liabilities	Levels 2, 3	169,669	169,669	151,642	151,642
 (1) Includes reverse mortgage loans.
At March 31, 2024 and December 31, 2023 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of March 31, 2024.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	13	$1,000,000	Other assets	$11,312
Total		$1,000,000		$11,312
Derivatives not designated as hedging instruments:
Interest rate products		$2,547,154	Other assets	$155,994
Interest rate products		2,547,154	Other liabilities	(155,994)
Interest rate lock commitments with customers		54,818	Other assets	947
Interest rate lock commitments with customers		150	Other liabilities	—
Forward sale commitments		7,442	Other assets	23
Forward sale commitments		43,880	Other liabilities	(166)
FX forwards		34,021	Other assets	234
FX forwards		17,033	Other liabilities	(83)
Risk participation agreements sold		103,028	Other liabilities	(2)
Risk participation agreements purchased		115,091	Other assets	44
Financial derivatives related to sales of certain Visa Class B shares		113,177	Other liabilities	(13,424)
Total derivatives		$6,582,948		$(1,115)

The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of December 31, 2023.

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
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three months ended March 31, 2024 and March 31, 2023.

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023
Interest rate products	$(6,433)	$332	Interest income
Total	$(6,433)	$332

	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2024	2023
Interest rate products	$2,435	$2,440	Other income
Interest rate lock commitments with customers	252	421	Mortgage banking activities, net
Forward sale commitments	114	(148)	Mortgage banking activities, net
FX forwards	159	16	Other income
Risk participation agreements	(34)	3	Other income
Total	$2,926	$2,732

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
As of March 31, 2024, the Company had 13 interest rate floors purchased at an aggregate premium of $19.7 million with an aggregate notional amount of $1.0 billion to hedge variable cash flows associated with a variable rate loan pool through the first quarter of 2027. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of March 31, 2024, the Company determined the cash flow hedges remain highly effective. During the three months ended March 31, 2024, $0.8 million of amortization expense on the premium was reclassified into interest income compared to less than $0.1 million during the three months ended March 31, 2023. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
Derivatives Not Designated as Hedging Instruments:
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps with commercial loan customers wishing to manage interest rate risk. The Company then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of March 31, 2024, there were no fair value adjustments related to credit quality.
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
Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of March 31, 2024, there were no fair value adjustments related to credit quality.

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
At March 31, 2024 and December 31, 2023, there were 185 and 188 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $0.7 billion at March 31, 2024 and December 31, 2023. At March 31, 2024, the swap transactions remaining maturities ranged from under 1 year to 11 years. At March 31, 2024, none of these customer swaps were in a paying position to third parties, with our swap guarantees having a fair value of $6.9 million. At December 31, 2023, none of these customer swaps were in a paying position to third parties, with the Company's swap guarantees having a fair value of $7.3 million. However, for both periods, none of the Company's customers were in default of the swap agreements.
Credit-risk-related Contingent Features
The Company has agreements with certain derivative counterparties that contain a provision under which, if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $2.5 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements. If the Company had breached any of these provisions at March 31, 2024, it could have been required to settle its obligations under the agreements at the termination value.

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

The following tables show segment results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$256,133	$—	$5,489	$261,622	$221,285	$—	$5,098	$226,383
Noninterest income	16,220	26,350	33,287	75,857	14,150	18,179	30,798	63,127
Total external customer revenues	272,353	26,350	38,776	337,479	235,435	18,179	35,896	289,510
Inter-segment revenues:
Interest income	6,566	440	28,871	35,877	6,099	395	20,727	27,221
Noninterest income	7,273	435	207	7,915	6,900	461	105	7,466
Total inter-segment revenues	13,839	875	29,078	43,792	12,999	856	20,832	34,687
Total revenue	286,192	27,225	67,854	381,271	248,434	19,035	56,728	324,197
External customer expenses:
Interest expense	75,079	—	11,265	86,344	38,487	—	5,364	43,851
Noninterest expenses	106,632	21,935	20,505	149,072	100,949	13,500	18,596	133,045
Provision for credit losses	14,820	—	318	15,138	27,717	—	1,294	29,011
Total external customer expenses	196,531	21,935	32,088	250,554	167,153	13,500	25,254	205,907
Inter-segment expenses:
Interest expense	29,311	3,129	3,437	35,877	21,122	3,559	2,540	27,221
Noninterest expenses	642	1,409	5,864	7,915	566	1,346	5,554	7,466
Total inter-segment expenses	29,953	4,538	9,301	43,792	21,688	4,905	8,094	34,687
Total expenses	226,484	26,473	41,389	294,346	188,841	18,405	33,348	240,594
Income before taxes	$59,708	$752	$26,465	$86,925	$59,593	$630	$23,380	$83,603
Income tax provision				21,202				20,941
Consolidated net income				65,723				62,662
Net (loss) income attributable to noncontrolling interest				(38)				258
Net income attributable to WSFS				$65,761				$62,404
Supplemental Information
Capital expenditures for the period ended	$4,220	$—	$13	$4,233	$856	$—	$—	$856

The following table shows significant components of segment net assets as of March 31, 2024 and December 31, 2023:

	March 31, 2024				December 31, 2023
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$750,657	$173,291	$53,123	$977,071	$600,483	$443,431	$48,986	$1,092,900
Goodwill	753,586	—	132,312	885,898	753,586	—	132,312	885,898
Other segment assets	18,278,973	15,798	421,508	18,716,279	18,191,585	15,654	408,635	18,615,874
Total segment assets	$19,783,216	$189,089	$606,943	$20,579,248	$19,545,654	$459,085	$589,933	$20,594,672

15. COMMITMENTS AND CONTINGENCIES
Secondary Market Loan Sales
The Company typically sells newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and to GSEs such as FHLMC, FNMA, and on a more limited basis, the FHLB. Loans held for sale are reflected on the unaudited Consolidated Statements of Financial Condition at fair value with changes in the value reflected in the unaudited Consolidated Statements of Income. Gains and losses are recognized at the time of sale. The Company periodically retains the servicing rights on residential mortgage loans sold which results in monthly service fee income. The mortgage servicing rights are included in Goodwill and intangible assets on the unaudited Consolidated Statements of Financial Condition. Otherwise, the Company sells loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that the Company intends to sell in the secondary market are accounted for as derivatives under ASC 815.
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There was one repurchase during the three months ended March 31, 2024 for $0.3 million and no repurchases during the same period in 2023.
Unfunded Lending Commitments
At March 31, 2024 and December 31, 2023, the allowance for credit losses of unfunded lending commitments was $11.8 million and $12.1 million, respectively. A provision release of $0.3 million was recognized during the three months ended March 31, 2024 compared to a provision release of $0.2 million during the three months ended March 31, 2023.

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

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Net change in equity method investments	Total
Balance, December 31, 2023	$(499,932)	$(91,523)	$(4,614)	$1,597	$481	$(593,991)
Other comprehensive (loss) income	(40,007)	—	(75)	(6,433)	(21)	(46,536)
Less: Amounts reclassified from accumulated other comprehensive loss	—	3,669	(49)	—	—	3,620
Net current-period other comprehensive (loss) income	(40,007)	3,669	(124)	(6,433)	(21)	(42,916)
Balance, March 31, 2024	$(539,939)	$(87,854)	$(4,738)	$(4,836)	$460	$(636,907)

Balance, December 31, 2022	$(563,533)	$(108,503)	$(4,482)	$108	$566	$(675,844)
Other comprehensive income (loss)	53,010	(1)	12	332	(3)	53,350
Less: Amounts reclassified from accumulated other comprehensive loss	—	4,166	(47)	(40)	—	4,079
Net current-period other comprehensive income (loss)	53,010	4,165	(35)	292	(3)	57,429
Balance, March 31, 2023	$(510,523)	$(104,338)	$(4,517)	$400	$563	$(618,415)

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive loss as shown in the tables below:

	Three Months Ended March 31,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2024	2023
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	4,827	5,481	Net interest income
Income taxes	(1,158)	(1,315)	Income tax provision
Net of tax	3,669	4,166
Amortization of defined benefit pension plan-related items:
Prior service credits	(19)	(19)
Actuarial gains	(45)	(43)
Total before tax	(64)	(62)	Salaries, benefits and other compensation
Income taxes	15	15	Income tax provision
Net of tax	(49)	(47)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	—	(52)	Interest and fees on loans and leases
Income taxes	—	12	Income tax provision
Net of tax	—	(40)
Total reclassifications	$3,620	$4,079

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $20.6 billion in assets and $80.5 billion in assets under management (AUM) and assets under administration (AUA) at March 31, 2024, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 192 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, enriching the communities we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
As of March 31, 2024, we had six consolidated subsidiaries: WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Our banking business had a total loan and lease portfolio of $13.0 billion as of March 31, 2024, which was funded primarily through commercial relationships and consumer and customer generated deposits. We have built a $10.0 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide, and manages approximately $2.0 billion in total cash and services approximately 36,900 non-bank ATMs and 9,100 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports 583 owned or branded ATMs for WSFS Bank Customers, which is one of the largest branded ATM networks in our market.
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients. Combined, these businesses had $80.5 billion of AUM and AUA at March 31, 2024.
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
As of March 31, 2024, we service our customers primarily from 114 offices located in Pennsylvania (57), Delaware (40), New Jersey (14), Florida (1) and Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com and our mobile app.
Highlights and Other Notables Items for Three Months Ended March 31, 2024
•Three Months Ended March 31, 2024
◦Net loan growth of $206.9 million, or 2% (7% annualized), driven by growth across the commercial portfolio and consumer partnerships.
◦WSFS repurchased 492,368 shares of common stock under the Company's share repurchase programs at an average price of $42.62 per share, for an aggregate purchase price of approximately $21.0 million.
◦The Board of Directors approved a $0.15 per share quarterly cash dividend.
◦The Bank and the Company continue to be well above well-capitalized across all measures of regulatory capital, with total common equity tier 1 capital of 14.00% and 13.29%, respectively, and total risk-based capital of 15.25% and 15.35%, respectively.
◦WSFS recorded a $1.3 million expense for the updated FDIC Special Assessment as a result of the FDIC's revised estimated losses related to the closures of certain banks in 2023, which reflects the current estimate of what WSFS will need to pay as part of the FDIC Special Assessment. However, depending on future adjustments to the DIF's estimated loss, the FDIC retained the ability to cease collection early, extend the special assessment collection period, or impose a final shortfall special assessment.

FINANCIAL CONDITION
Total assets decreased $15.4 million to $20.6 billion at March 31, 2024 compared to December 31, 2023. This decrease is primarily comprised of the following:
•Total investment securities decreased $121.1 million:
◦Investment securities, available-for-sale decreased $112.3 million, primarily due to repayments, maturities and calls of $76.1 million and decreased market values of $52.6 million, partially offset by purchases of $17.2 million.
◦Investment securities, held-to-maturity decreased $8.8 million, primarily due to repayments, maturities and calls of $13.1 million, partially offset by $3.5 million of amortization of net unrealized losses on available-for-sale securities transferred to held-to-maturity.
•Total cash and cash equivalents decreased $115.8 million, primarily due to decreased deposits and increased lending activity, partially offset by an increase in other borrowed funds.
•Goodwill and intangible assets decreased $4.2 million due to scheduled amortization of intangible assets.
•Net loans and leases held for investment increased $206.9 million, primarily due to increases of $75.7 million in commercial mortgages, $53.7 million in consumer loans primarily from Spring EQ home equity loans, $51.8 million in commercial and industrial, $20.8 million in construction, and $10.2 million in commercial small business leases.
•Other assets increased $19.4 million, primarily due to a $19.0 million increase in derivatives from our capital markets business due to changes in fair value and an $8.3 million increase to our deferred tax asset primarily related to unrealized losses on available-for-sale securities. The increase was partially offset by the settlement of $5.5 million in receivables related to bank-owned life insurance (BOLI) policies surrendered in 2023 and death benefits, and a $4.3 million decrease in the fair value of our cash flow hedges.
Total liabilities decreased $11.2 million to $18.1 billion at March 31, 2024 compared to December 31, 2023. This decrease is primarily comprised of the following:
•Customer deposits decreased $235.2 million primarily due to decreases from expected trust deposit activity and a short-term deposit within our commercial line of business, partially offset by increases in wealth and consumer deposits.
•Accrued interest payable decreased $8.8 million, primarily due to the timing of interest payments on BTFP borrowings.
•Other borrowed funds increased $229.8 million, primarily due to $235.0 million borrowed from the Bank Term Funding Program (BTFP) as a result of favorable terms and pricing.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited)."
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS decreased $4.2 million between December 31, 2023 and March 31, 2024. This decrease was primarily due to an increase of $42.9 million in accumulated other comprehensive loss driven by market value decreases on available-for-sale mortgage-backed securities, $21.0 million from the repurchase of shares of common stock under our stock repurchase plan, and the payment of dividends on our common stock of $9.1 million, partially offset by $65.8 million of earnings.
During the three months ended March 31, 2024, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock. This dividend will be paid on May 24, 2024 to stockholders of record as of May 10, 2024.

Book value per share of common stock was $41.17 at March 31, 2024, an increase of $0.24 from $40.93 at December 31, 2023. Tangible book value per share of common stock (a non-GAAP financial measure) was $24.52 at March 31, 2024, an increase of $0.19 from $24.33 at December 31, 2023.  We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."
The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of March 31, 2024:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,455,986	15.25%	$1,288,361	8.00%	$1,610,451	10.00%
WSFS Financial Corporation	2,472,486	15.35	1,288,973	8.00	1,611,216	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,254,618	14.00	966,271	6.00	1,288,361	8.00
WSFS Financial Corporation	2,141,122	13.29	966,730	6.00	1,288,973	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,254,618	14.00	724,703	4.50	1,046,793	6.50
WSFS Financial Corporation	2,141,122	13.29	725,047	4.50	1,047,291	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,254,618	11.14	809,479	4.00	1,011,849	5.00
WSFS Financial Corporation	2,141,122	10.57	810,305	4.00	1,012,881	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of March 31, 2024, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, WSFS separately held $163.7 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

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
As of March 31, 2024, the Company had $1.0 billion in cash, cash equivalents, and restricted cash. As of March 31, 2024, our estimated uninsured deposits were $5.9 billion, or 37% of total customer deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $4.5 billion, or 28% of total customer deposits.
As of March 31, 2024, the Company had a readily available, secured borrowing capacity of $5.3 billion from the FHLB and $1.0 billion through the Federal Reserve Discount Window. In addition, the Company had $1.7 billion in unpledged securities that could be used to support additional borrowings and $0.6 billion of cash deposited with the Federal Reserve Bank.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At March 31, 2024, we had $210.3 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 21 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases, see Note 8 to the unaudited Consolidated Financial Statements. At March 31, 2024, we had obligations for principal payments on long-term debt including $67.0 million for our trust preferred borrowings, due June 1, 2035, $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027, and $150.0 million for our senior debt, due December 15, 2030. Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the RBC Trusts), which were acquired from Bryn Mawr Bank Corporation, were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures owed to the RBC Trusts with a current carrying value of $11.8 million each, totaling $23.7 million. The Company records its investments in the RBC Trusts’ common securities of $0.4 million each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II. The Company has fully and unconditionally guaranteed all of the obligations of the RBC Trusts, including any distributions and payments on liquidation or redemption of the capital securities. We are also contractually obligated to make interest payments on our long-term debt through their respective maturities.
Commitments to extend credit provide for financing on predetermined terms as long as the customer continues to meet specific criteria. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2024, the Company had total commitments to extend credit of $4.0 billion, which are generally one year commitments.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccruing loans(1):
Commercial and industrial	$27,250	$29,389
Owner-occupied commercial	5,326	4,862
Commercial mortgages	21,534	22,292
Construction	3,962	12,617
Residential	5,188	2,579
Consumer	2,688	2,446
Total nonaccruing loans(2)	65,948	74,185
Other real estate owned	1,210	1,569
Total nonperforming assets	$67,158	$75,754
Past due loans:
Commercial	$1,241	$1,552
Consumer(3)	10,121	10,032
Total past due loans	$11,362	$11,584
Troubled loans:
Commercial	$109,645	$85,330
Residential	211	777
Consumer	9,387	9,161
Total troubled loans	$119,243	$95,268
Ratio of allowance for credit losses to total loans and leases(4)	1.48%	1.46%
Ratio of nonaccruing loans to total gross loans and leases(5)	0.51	0.58
Ratio of nonperforming assets to total assets	0.33	0.37
Ratio of allowance for credit losses to nonaccruing loans	292	251
Ratio of allowance for credit losses to total nonperforming assets(6)	287	246
(1)Includes nonaccruing troubled loans.
(2)Includes nonaccrual loans held-for-sale as of December 31, 2023
(3)Includes U.S. government guaranteed student loans with little risk of credit loss.
(4)Represents amortized cost basis for loans and leases.
(5)Total loans exclude loans held for sale and reverse mortgages.
(6)Excludes acquired PCD loans.
Nonperforming assets decreased $8.6 million between December 31, 2023 and March 31, 2024. This decrease was primarily driven by the resolution of two nonperforming C&I loans during the quarter. The ratio of nonperforming assets to total assets decreased from 0.37% at December 31, 2023 to 0.33% at March 31, 2024.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Beginning balance	$75,754	$43,372
Additions	23,927	23,150
Collections	(25,538)	(8,707)
Transfers to accrual(1)	(193)	(19,903)
Charge-offs	(6,792)	(4,764)
Ending balance	$67,158	$33,148
(1)Includes impact of ASU No. 2022-02 adoption in 2023.
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

INTEREST RATE SENSITIVITY
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. The FOMC raised the federal funds target rate four times in 2023 for a total of 100 basis points and has suggested it may lower interest rates in 2024. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At March 31, 2024, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $38.5 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 100.42% at March 31, 2024 compared with 99.67% at December 31, 2023. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 0.19% at March 31, 2024 compared with (0.14)% at December 31, 2023.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	17.9%	22.48%	15.7%	22.44%
+200	11.9%	21.60%	10.4%	21.46%
+100	5.9%	20.66%	5.2%	20.41%
+50	3.0%	20.15%	2.6%	19.85%
+25	1.5%	19.90%	1.3%	19.56%
—	—%	19.64%	—%	19.26%
-25	(1.5)%	19.36%	(1.3)%	18.96%
-50	(2.8)%	19.08%	(2.6)%	18.64%
-100	(5.3)%	18.50%	(4.9)%	18.00%
'-200	(9.9)%	17.20%	(9.6)%	16.50%
'-300	(14.2)%	15.80%	(14.2)%	14.80%
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

RESULTS OF OPERATIONS
Three months ended March 31, 2024: Net income for the three months ended March 31, 2024 was $65.8 million, compared to $62.4 million for the three months ended March 31, 2023.
•Net interest income decreased $7.3 million, primarily due to lagging increases in deposit pricing following rate hikes in 2023. See “Net Interest Income” for further information.
•Our provision for credit losses decreased $13.9 million, primarily due to lower provision across our commercial loan portfolios and our consumer partnership portfolio. See “Allowance for Credit Losses” for further information.
•Noninterest income increased $12.7 million, primarily due to increases in income from Cash Connect® due to additional units added during the fourth quarter of 2023 and Wealth Management fee income. See “Noninterest Income” for further information.
•Noninterest expense increased $16.0 million, primarily due to higher Cash Connect® funding costs associated with a shift towards external funding, salaries and benefits, and the FDIC special assessment.
•Income tax provision increased $0.3 million, primarily due to the $3.3 million increase in pre-tax income.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,047,482	$88,530	7.06%	$4,954,622	$80,744	6.63%
Commercial real estate loans	4,887,483	86,724	7.14	4,425,354	71,828	6.58
Residential loans	874,703	10,579	4.84	769,581	8,628	4.48
Consumer loans	2,041,390	38,228	7.53	1,849,398	31,535	6.92
Loans held for sale	34,907	642	7.40	43,527	989	9.21
Total loans and leases	12,885,965	224,703	7.02	12,042,482	193,724	6.53
Mortgage-backed securities(3)	4,476,032	25,897	2.31	4,823,507	27,526	2.28
Investment securities(3)	365,375	2,184	2.65	376,760	2,237	2.86
Other interest-earning assets	643,749	8,838	5.52	240,943	2,896	4.87
Total interest-earning assets	$18,371,121	$261,622	5.74%	$17,483,692	$226,383	5.27%
Allowance for credit losses	(188,762)			(153,181)
Cash and due from banks	273,286			230,193
Cash in non-owned ATMs	243,941			421,057
Bank-owned life insurance	42,791			101,612
Other noninterest-earning assets	1,953,037			1,919,065
Total assets	$20,695,414			$20,002,438
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,834,273	$7,366	1.05%	$3,142,930	$5,024	0.65%
Savings	1,588,224	1,580	0.40	2,065,212	1,256	0.25
Money market	5,186,402	45,433	3.52	3,861,590	19,258	2.02
Customer time deposits	1,835,424	18,238	4.00	1,276,204	5,993	1.90
Total interest-bearing customer deposits	11,444,323	72,617	2.55	10,345,936	31,531	1.24
Brokered deposits	18,410	178	3.89	346,355	3,661	4.29
Total interest-bearing deposits	11,462,733	72,795	2.55	10,692,291	35,192	1.33
Federal Home Loan Bank advances	21,429	308	5.78	267,367	3,371	5.11
Trust preferred borrowings	90,655	1,756	7.79	90,459	1,555	6.97
Senior and subordinated debt	218,420	2,449	4.48	233,189	2,573	4.41
Other borrowed funds(4)	781,854	9,036	4.65	131,221	1,160	3.59
Total interest-bearing liabilities	$12,575,091	$86,344	2.76%	$11,414,527	$43,851	1.56%
Noninterest-bearing demand deposits	4,828,865			5,560,252
Other noninterest-bearing liabilities	822,834			770,565
Stockholders’ equity	2,476,453			2,260,262
Noncontrolling interest	(7,829)			(3,168)
Total liabilities and stockholders’ equity	$20,695,414			$20,002,438
Excess of interest-earning assets over interest-bearing liabilities	$5,796,030			$6,069,165
Net interest income		$175,278			$182,532
Interest rate spread			2.98%			3.71%
Net interest margin			3.84%			4.25%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

Three months ended March 31, 2024: During the three months ended March 31, 2024, net interest income decreased $7.3 million from the three months ended March 31, 2023 primarily due to lagging deposit pricing increases following rate hikes in 2023. Net interest margin was 3.84% for the first quarter of 2024, a 41 basis point decrease compared to 4.25% for the first quarter of 2023 due to an unfavorable decrease of 48 basis points due to the lagging deposit pricing increases mentioned above and 3 basis points from purchase accounting accretion, partially offset by an increase of 10 basis points from our balance sheet size and mix.
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
During the three months ended March 31, 2024, we recorded a provision for credit losses of $15.1 million, a decrease of $13.9 million, as compared with the provision for credit losses of $29.0 million for the three months ended March 31, 2023. This decrease was primarily due to lower losses across our commercial loan portfolios and our consumer partnership portfolio.
The allowance for credit losses increased to $192.6 million at March 31, 2024 from $186.1 million at December 31, 2023. The ratio of allowance for credit losses to total loans and leases was 1.48% at March 31, 2024 and 1.46% at December 31, 2023.
The following tables detail the allocation of the ACL and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of March 31, 2024
Allowance for credit losses	$55,902	$10,569	$36,797	$10,959	$15,459	$5,407	$57,536	$192,629
% of ACL to total ACL	29%	5%	19%	6%	8%	3%	30%	100%
Loan portfolio balance	$2,591,861	$1,882,876	$3,876,856	$1,056,349	$633,803	$872,665	$2,065,871	$12,980,281
% to total loans and leases	19%	15%	30%	8%	5%	7%	16%	100%
Three months ended March 31, 2024
Charge-offs	$476	$—	$25	$—	$4,852	$50	$6,456	$11,859
Recoveries	(1,766)	(201)	(2)	—	(591)	(89)	(575)	(3,224)
Net (recoveries) charge-offs	$(1,290)	$(201)	$23	$—	$4,261	$(39)	$5,881	$8,635
Average loan balance	$2,529,873	$1,892,161	$3,815,715	$1,071,768	$625,449	$871,820	$2,041,390	$12,848,176
Ratio of net (recoveries) charge-offs to average gross loans	(0.21)%	(0.04)%	NMF	NMF	2.74%	(0.02)%	1.16%	0.27%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of December 31, 2023
Allowance for credit losses	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
% of ACL to total ACL	27%	6%	19%	6%	8%	3%	31%	100%
Loan portfolio balance	$2,540,070	$1,886,087	$3,801,180	$1,035,530	$623,622	$867,895	$2,012,134	$12,766,518
% to total loans and leases	19%	15%	30%	8%	5%	7%	16%	100%
Year ended December 31, 2023
Charge-offs	$26,653	$184	$300	$794	$15,641	$41	$22,394	$66,007
Recoveries	(7,735)	(54)	(7)	(532)	(1,986)	(260)	(1,625)	(12,199)
Net charge-offs (recoveries)	$18,918	$130	$293	$262	$13,655	$(219)	$20,769	$53,808
Average loan balance	$2,589,147	$1,863,542	$3,562,070	$1,008,768	$588,592	$817,758	$1,922,828	$12,352,704
Ratio of net charge-offs (recoveries) to average gross loans	0.73%	0.01%	0.01%	0.03%	2.32%	(0.03)%	1.08%	0.44%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 7 to the unaudited Consolidated Financial Statements and "Nonperforming Assets" above for further information.
Noninterest Income
Three months ended March 31, 2024: During the three months ended March 31, 2024, noninterest income was $75.9 million, an increase of $12.7 million from $63.1 million during the three months ended March 31, 2023. The increase was primarily driven by $8.2 million from Cash Connect® due to the addition of ATM vault cash units during the fourth quarter of 2023 and the higher rate environment and $2.3 million in Wealth Management fees.
Noninterest Expense
Three months ended March 31, 2024: During the three months ended March 31, 2024, noninterest expense was $149.1 million, an increase of $16.0 million from $133.0 million for the three months ended March 31, 2023. The increase was primarily due to $11.3 million from other operating expense driven by higher funding costs from Cash Connect® due to a shift towards external funding, $3.0 million from salaries and benefits costs, and $1.3 million from the FDIC Special Assessment.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $21.2 million during the three months ended March 31, 2024, compared to income tax expense of $20.9 million for the same period in 2023.
Our effective tax rate was 24.4% for the three months ended March 31, 2024, compared to 25.0% for the same period in 2023. The effective tax rate for the three months ended March 31, 2024 decreased primarily due to an increase in projected tax benefits from our low-income housing tax credit investments, as well as a reduction in state income taxes.
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

(Dollars and share amounts in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Stockholders’ equity of WSFS	$2,473,481	$2,477,636
Less: Goodwill and other intangible assets	1,000,344	1,004,560
Tangible common equity (numerator)	$1,473,137	$1,473,076
Shares of common stock outstanding (denominator)	60,084	60,538
Book value per share of common stock	$41.17	$40.93
Goodwill and other intangible assets	16.65	16.58
Tangible book value per share of common stock	$24.52	$24.33
CRITICAL ACCOUNTING ESTIMATES
The preparation of the unaudited Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for credit losses, business combinations, deferred taxes, fair value measurements and goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2024, it is possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting estimates at March 31, 2024 did not significantly change from our critical accounting estimates at December 31, 2023, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at March 31, 2024 did not significantly change from our recent regulatory developments at December 31, 2023, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
(b)Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2024.

Part II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to the information provided in Note 17 – Legal and Other Proceedings to the unaudited Consolidated Financial Statements.
Item 1A. Risk Factors
There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2024.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	14,000	$46.67	14,000	5,327,593
February 1, 2024 - February 29, 2024	323,748	42.26	323,748	5,003,845
March 1, 2024 - March 31, 2024	154,620	43.01	154,620	4,849,225
Total	492,368	$42.62	492,368
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

Exhibit Number	Description of Document
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 6, 2024, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: May 6, 2024	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2024	/s/ Arthur J. Bacci
Arthur J. Bacci
Executive Vice President, Chief Wealth Officer and
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)