Form 10-Q
period 2024-06-30
WSFS FINANCIAL CORP
filed 2024-08-02
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 59,269,460 shares as of July 31, 2024.

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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share and share data)	2024	2023	2024	2023
Interest income:
Interest and fees on loans and leases	$230,815	$207,884	$455,518	$401,608
Interest on mortgage-backed securities	25,784	27,130	51,681	54,656
Interest and dividends on investment securities:
Taxable	699	700	1,399	1,404
Tax-exempt	1,484	1,482	2,968	3,015
Other interest income	6,455	4,573	15,293	7,469
	265,237	241,769	526,859	468,152
Interest expense:
Interest on deposits	76,693	50,054	149,488	85,246
Interest on Federal Home Loan Bank advances	359	1,597	667	4,968
Interest on senior and subordinated debt	2,441	2,334	4,890	4,907
Interest on federal funds purchased	41	—	41	1,139
Interest on trust preferred borrowings	1,750	1,635	3,506	3,190
Interest on other borrowings	9,504	4,307	18,540	4,328
	90,788	59,927	177,132	103,778
Net interest income	174,449	181,842	349,727	364,374
Provision for credit losses	19,814	15,830	34,952	44,841
Net interest income after provision for credit losses	154,635	166,012	314,775	319,533
Noninterest income:
Credit/debit card and ATM income	23,875	14,430	43,544	27,791
Investment management and fiduciary income	37,606	32,379	70,534	62,855
Deposit service charges	6,496	6,277	12,983	12,316
Mortgage banking activities, net	2,217	1,304	3,864	2,426
Loan and lease fee income	1,706	1,190	3,229	2,562
Unrealized loss on equity investments, net	—	—	—	(4)
Realized gain on sale of equity investments, net	2,130	—	2,130	—
Bank owned life insurance income	793	760	1,993	2,270
Other income	16,775	10,531	29,178	19,782
	91,598	66,871	167,455	129,998
Noninterest expense:
Salaries, benefits and other compensation	83,249	72,367	159,055	145,216
Occupancy expense	9,387	10,132	18,866	20,540
Equipment expense	12,054	10,810	22,746	20,602
Data processing and operations expenses	4,807	4,771	8,467	9,495
Professional fees	4,781	6,118	9,262	10,557
Marketing expense	2,020	2,165	3,802	3,881
FDIC expenses	2,390	2,863	6,372	5,445
Loan workout and other credit costs	(1,278)	536	(207)	481
Corporate development expense	158	2,796	366	3,536
Restructuring expense	—	(26)	—	(787)
Other operating expense	38,200	28,721	76,111	55,332
	155,768	141,253	304,840	274,298
Income before taxes	90,465	91,630	177,390	175,233
Income tax provision	21,257	23,035	42,459	43,976
Net income	$69,208	$68,595	$134,931	$131,257
Less: Net (loss) income attributable to noncontrolling interest	(65)	(83)	(103)	175
Net income attributable to WSFS	$69,273	$68,678	$135,034	$131,082
Earnings per share:
Basic	$1.16	$1.12	$2.25	$2.13
Diluted	$1.16	$1.12	$2.24	$2.13
Weighted average shares of common stock outstanding:
Basic	59,833,207	61,348,200	60,092,704	61,429,008
Diluted	59,958,628	61,414,273	60,237,232	61,526,331

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$69,208	$68,595	$134,931	$131,257
Less: Net (loss) income attributable to noncontrolling interest	(65)	(83)	(103)	175
Net income attributable to WSFS	69,273	68,678	135,034	131,082
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(2,874), $(12,747), $(15,507), and $3,993, respectively	(9,100)	(40,367)	(49,107)	12,643
Net change in securities held-to-maturity
Net change in unrealized gains on available-for-sale securities reclassified to held-to-maturity, net of tax benefit of $1,203, $1,386, $2,361, and $2,702, respectively	3,808	4,393	7,477	8,558
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain and prior service cost, net of tax expense of $16, $17, $56, and $28, respectively	(52)	(54)	(176)	(89)
Net change in cash flow hedge
Net unrealized loss arising during the period, net of tax benefit of $185, $466, $2,217, and $361, respectively	(587)	(1,475)	(7,020)	(1,143)
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $—, $13, $—, and $25, respectively	—	(40)	—	(80)
	(587)	(1,515)	(7,020)	(1,223)
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax benefit of $13, $32, $19, and $33, respectively	(40)	(101)	(61)	(104)
Total other comprehensive (loss) income	(5,971)	(37,644)	(48,887)	19,785
Total comprehensive income	$63,302	$31,034	$86,147	$150,867
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	June 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$618,446	$629,310
Cash in non-owned ATMs	400,482	458,889
Interest-bearing deposits in other banks including collateral (restricted cash) of $2,330 at June 30, 2024 and $4,270 at December 31, 2023	2,788	4,701
Total cash, cash equivalents, and restricted cash	1,021,716	1,092,900
Investment securities, available-for-sale (amortized cost of $4,374,333 at June 30, 2024 and $4,504,342 at December 31, 2023	3,651,913	3,846,537
Investment securities, held-to-maturity, net of allowance for credit losses of $7 at June 30, 2024 and $8 at December 31, 2023 (fair value $929,668 at June 30, 2024 and $985,931 at December 31, 2023)	1,038,854	1,058,557
Other investments	16,778	17,434
Loans, held for sale at fair value	54,608	29,268
Loans and leases, net of allowance for credit losses of $198,253 at June 30, 2024 and $186,126 at December 31, 2023	12,945,948	12,583,202
Bank owned life insurance	36,090	42,762
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	16,638	15,398
Other real estate owned	1,342	1,569
Accrued interest receivable	88,878	85,979
Premises and equipment	104,020	104,484
Goodwill and intangible assets	996,181	1,004,560
Other assets	771,564	712,022
Total assets	$20,744,530	$20,594,672
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$4,782,920	$4,917,297
Interest-bearing	11,508,161	11,556,789
Total deposits	16,291,081	16,474,086
FHLB advances	22,306	—
Trust preferred borrowings	90,736	90,638
Senior and subordinated debt	218,515	218,400
Other borrowed funds	810,698	586,038
Accrued interest payable	56,684	46,684
Other liabilities	776,153	709,011
Total liabilities	18,266,173	18,124,857
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 76,208,354 at June 30, 2024 and 76,095,094 at December 31, 2023	762	761
Capital in excess of par value	1,989,289	1,984,746
Accumulated other comprehensive loss	(642,878)	(593,991)
Retained earnings	1,760,598	1,643,657
Treasury stock at cost, 16,947,092 shares at June 30, 2024 and 15,557,263 shares at December 31, 2023	(618,191)	(557,537)
Total stockholders’ equity of WSFS	2,489,580	2,477,636
Noncontrolling interest	(11,223)	(7,821)
Total stockholders' equity	2,478,357	2,469,815
Total liabilities and stockholders' equity	$20,744,530	$20,594,672

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2024
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2024	76,133,596	$761	$1,987,800	$(636,907)	$1,700,349	$(578,522)	$2,473,481	$(7,859)	$2,465,622
Net income (loss)	—	—	—	—	69,273	—	69,273	(65)	69,208
Other comprehensive loss	—	—	—	(5,971)	—	—	(5,971)	—	(5,971)
Cash dividend, $0.15 per share	—	—	—	—	(9,024)	—	(9,024)	—	(9,024)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(3,299)	(3,299)
Issuance of common stock including proceeds from exercise of common stock options (1)	74,758	1	(1,698)	—	—	—	(1,697)	—	(1,697)
Stock-based compensation expense	—	—	3,721	—	—	—	3,721	—	3,721
Repurchases of common shares (2)	—	—	(534)	—	—	(39,669)	(40,203)	—	(40,203)
Balance, June 30, 2024	76,208,354	$762	$1,989,289	$(642,878)	$1,760,598	$(618,191)	$2,489,580	$(11,223)	$2,478,357

	Six Months Ended June 30, 2024
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2023	76,095,094	$761	$1,984,746	$(593,991)	$1,643,657	$(557,537)	$2,477,636	$(7,821)	$2,469,815
Net income (loss)	—	—	—	—	135,034	—	135,034	(103)	134,931
Other comprehensive loss	—	—	—	(48,887)	—	—	(48,887)	—	(48,887)
Cash dividend, $0.30 per share	—	—	—	—	(18,093)	—	(18,093)	—	(18,093)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(3,299)	(3,299)
Issuance of common stock including proceeds from exercise of common stock options (3)	113,260	1	(1,100)	—	—	—	(1,099)	—	(1,099)
Stock-based compensation expense	—	—	6,177	—	—	—	6,177	—	6,177
Repurchases of common stock (4)	—	—	(534)	—	—	(60,654)	(61,188)	—	(61,188)
Balance, June 30, 2024	76,208,354	$762	$1,989,289	$(642,878)	$1,760,598	$(618,191)	$2,489,580	$(11,223)	$2,478,357
(1)Issuance of common stock includes 40,417 shares withheld to cover tax liabilities.
(2)Repurchase of common stock includes 897,461 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.
(3)Issuance of common stock includes 50,104 shares withheld to cover tax liabilities.
(4)Repurchase of common stock includes 1,389,829 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.

	Three Months Ended June 30, 2023
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2023	75,958,600	$759	$1,977,757	$(618,415)	$1,464,392	$(518,131)	$2,306,362	$(3,018)	$2,303,344
Net income (loss)	—	—	—	—	68,678	—	68,678	(83)	68,595
Other comprehensive loss	—	—	—	(37,644)	—	—	(37,644)	—	(37,644)
Cash dividend, $0.15 per share	—	—	—	—	(9,221)	—	(9,221)	—	(9,221)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(4,174)	(4,174)
Issuance of common stock including proceeds from exercise of common stock options	63,363	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	2,553	—	—	—	2,553	—	2,553
Repurchases of common shares (1)	—	—	(2,365)	—	—	(13,705)	(16,070)	—	(16,070)
Balance, June 30, 2023	76,021,963	$760	$1,977,945	$(656,059)	$1,523,849	$(531,836)	$2,314,659	$(7,275)	$2,307,384

	Six Months Ended June 30, 2023
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2022	75,921,997	$759	$1,974,210	$(675,844)	$1,411,243	$(505,255)	$2,205,113	$(3,227)	$2,201,886
Net income	—	—	—	—	131,082	—	131,082	175	131,257
Other comprehensive income	—	—	—	19,785	—	—	19,785	—	19,785
Cash dividend, $0.30 per share	—	—	—	—	(18,476)	—	(18,476)	—	(18,476)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(4,223)	(4,223)
Issuance of common stock including proceeds from exercise of common stock options	99,966	1	362	—	—	—	363	—	363
Stock-based compensation expense	—	—	5,738	—	—	—	5,738	—	5,738
Repurchases of common stock (2)	—	—	(2,365)	—	—	(26,581)	(28,946)	—	(28,946)
Balance, June 30, 2023	76,021,963	$760	$1,977,945	$(656,059)	$1,523,849	$(531,836)	$2,314,659	$(7,275)	$2,307,384
(1)Repurchase of common stock includes 357,278 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 37,231 shares withheld to cover tax liabilities.
(2)Repurchase of common stock includes 619,278 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors, and 45,489 shares withheld to cover tax liabilities.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023

Operating activities:
Net income	$134,931	$131,257
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	34,952	44,841
Depreciation of premises and equipment, net	7,421	9,023
Accretion of fees and discounts, net	(11,750)	(14,346)
Amortization of intangible assets	7,863	7,689
Amortization of right-of-use lease assets	5,300	8,813
Decrease in operating lease liability	(5,310)	(6,450)
Income from mortgage banking activities, net	(3,864)	(2,426)
Loss on sale of other real estate owned and valuation adjustments, net	296	195
Stock-based compensation expense	6,177	5,738
Unrealized loss on equity investments, net	—	4
Realized gain on sale of equity investments, net	(2,130)	—
Deferred income tax benefit	1,617	1,919
Increase in accrued interest receivable	(2,899)	(3,382)
(Increase) decrease in other assets	(46,599)	11,184
Origination of loans held for sale	(183,742)	(131,703)
Proceeds from sales of loans held for sale	133,724	85,096
(Increase) decrease in value of bank owned life insurance	(56)	827
Increase in capitalized interest, net	(661)	(649)
Increase in accrued interest payable	10,000	20,544
Increase (decrease) in other liabilities	72,440	(45,616)
Net cash provided by operating activities	$157,710	$122,558
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	28,561	41,961
Purchases of investment securities available-for-sale	(41,096)	(20,030)
Repayments, maturities and calls of investment securities available-for-sale	169,544	173,145
Proceeds from bank-owned life insurance death benefit	112	—
Proceeds from bank-owned life insurance surrender	6,616	—
Net increase in loans	(188,531)	(238,112)
Purchase of loans held-for-investment	(176,597)	(159,669)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(84,226)	(103,879)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	82,986	118,596
Sales of other real estate owned	509	604
Investment in premises and equipment	(6,957)	(1,812)
Sales of premises and equipment	—	3
Net cash used in investing activities	$(209,079)	$(189,193)

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Financing activities:
Net decrease in demand and saving deposits	$(341,207)	$(370,288)
Increase in time deposits	199,441	536,663
(Decrease) increase in brokered deposits	(51,676)	44,844
Receipts from FHLB advances	3,922,306	5,265,000
Repayments of FHLB advances	(3,900,000)	(5,615,000)
Receipts from federal funds purchased	175,000	5,150,000
Repayments of federal funds purchased	(175,000)	(5,150,000)
Receipts from Bank Term Funding Program	235,000	565,000
Distributions to noncontrolling shareholders	(3,299)	(4,223)
Cash dividend	(18,093)	(18,476)
Issuance of common stock including proceeds from exercise of common stock options	(1,099)	363
Redemption of senior and subordinated debt	—	(30,000)
Repurchases of common shares	(61,188)	(28,946)
Net cash (used in) provided by financing activities	$(19,815)	$344,937
(Decrease) increase in cash, cash equivalents, and restricted cash	(71,184)	278,302
Cash, cash equivalents, and restricted cash at beginning of period	1,092,900	837,258
Cash, cash equivalents, and restricted cash at end of period	$1,021,716	$1,115,560
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$167,133	$83,234
Income taxes	36,619	48,698
Non-cash information:
Loans transferred to other real estate owned	$282	$298
Loans transferred to portfolio from held-for-sale at fair value	26,354	46,103
Available-for-sale securities purchased, not settled	—	2,667
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company), and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). As of June 30, 2024, the other subsidiaries of WSFS include The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). The Company provides residential and commercial mortgage, commercial and consumer lending services, as well as consumer deposit and treasury management services. The Company's core banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to individuals, institutions and corporations. The Federal Deposit Insurance Corporation (FDIC) insures the Company's customers’ deposits to their legal maximums. The Company serves its customers primarily from 114 offices located in Pennsylvania (57), Delaware (39), New Jersey (14), Florida (2),  Nevada (1) and Virginia (1), its ATM network, website at www.wsfsbank.com and mobile app. Information on the website is not incorporated by reference into this Quarterly Report on Form 10-Q.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2023 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at June 30, 2024.
RECENT ACCOUNTING PRONOUNCEMENTS
The following accounting pronouncements were adopted by the Company during the six months ended June 30, 2024, but did not have a material impact on the unaudited Consolidated Financial Statements.
•ASU No. 2023-01, Leases (Topic 842) — Common Control Agreements
•ASU No. 2023-02, Investments — Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
There were no other applicable material accounting pronouncements adopted by the Company since December 31, 2023.
Accounting Guidance Pending Adoption as of June 30, 2024
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07): In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption is required retrospectively for all prior periods presented in the financial statements. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09): In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Bailment fees	$18,819	$9,385	$33,783	$18,069
Interchange fees	3,971	3,993	7,724	7,879
Other card and ATM fees	1,085	1,052	2,037	1,843
Total credit/debit card and ATM income	$23,875	$14,430	$43,544	$27,791
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Trust fees	$26,143	$21,936	$48,004	$42,452
Wealth management and advisory fees	11,463	10,443	22,530	20,403
Total investment management and fiduciary income	$37,606	$32,379	$70,534	$62,855
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Service fees	$4,522	$4,315	$8,884	$8,451
Return and overdraft fees	1,648	1,720	3,448	3,367
Other deposit service fees	326	242	651	498
Total deposit service charges	$6,496	$6,277	$12,983	$12,316
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
Other income
The following table presents the components of other income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Managed service fees	$5,861	$5,216	$11,447	$10,015
Currency preparation	1,924	1,342	3,599	2,624
ATM loss protection	884	647	1,743	1,295
Capital markets revenue	3,378	1,710	6,379	4,589
Miscellaneous products and services	4,728	1,616	6,010	1,259
Total other income	$16,775	$10,531	$29,178	$19,782
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
See Note 14 for further information about the disaggregation of noninterest income by segment.

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income attributable to WSFS	$69,273	$68,678	$135,034	$131,082
Denominator:
Weighted average basic shares	59,833	61,348	60,093	61,429
Dilutive potential common shares	126	66	144	97
Weighted average fully diluted shares	59,959	61,414	$60,237	$61,526
Earnings per share:
Basic	$1.16	$1.12	$2.25	$2.13
Diluted	$1.16	$1.12	$2.24	$2.13
Outstanding common stock equivalents having no dilutive effect	3	98	2	22
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

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligation (CMO)	$550,076	$193	$100,871	$—	$449,398
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,430,171	136	558,186	—	2,872,121
Freddie Mac (FHLMC) MBS	122,622	—	13,410	—	109,212
Ginnie Mae (GNMA) MBS	47,310	1	4,062	—	43,249
Government-sponsored enterprises (GSE) agency notes	224,154	—	46,221	—	177,933
	$4,374,333	$330	$722,750	$—	$3,651,913
Held-to-Maturity Debt Securities(1)
FNMA MBS	$853,910	$—	$106,377	$—	$747,533
State and political subdivisions	184,951	527	3,336	7	182,135
	$1,038,861	$527	$109,713	$7	$929,668
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $110.6 million at June 30, 2024, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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
The scheduled maturities of available-for-sale debt securities at June 30, 2024 and December 31, 2023 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2024 (1)
Within one year	$17,032	$16,616
After one year but within five years	118,845	111,923
After five years but within ten years	520,143	435,930
After ten years	3,718,313	3,087,444
	$4,374,333	$3,651,913
December 31, 2023 (1)
Within one year	$—	$—
After one year but within five years	86,224	82,387
After five years but within ten years	569,956	485,593
After ten years	3,848,162	3,278,557
	$4,504,342	$3,846,537
(1)Actual maturities could differ from contractual maturities.
As of June 30, 2024, the Company’s available-for-sale investment securities consisted of 982 securities, 973 of which were in an unrealized loss position.
As of June 30, 2024, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The scheduled maturities of held-to-maturity debt securities at June 30, 2024 and December 31, 2023 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2024 (1)
Within one year	$—	$—
After one year but within five years	13,255	12,876
After five years but within ten years	47,748	46,336
After ten years	977,858	870,456
	$1,038,861	$929,668
December 31, 2023 (1)
Within one year	$—	$—
After one year but within five years	10,932	10,856
After five years but within ten years	46,489	46,246
After ten years	1,001,144	928,829
	$1,058,565	$985,931
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 5.7 years at June 30, 2024.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $2.9 billion and $3.3 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of June 30, 2024 and December 31, 2023, respectively.
During the six months ended June 30, 2024 and 2023, the Company had no sales of debt securities categorized as available-for-sale.
As of June 30, 2024 and December 31, 2023, the Company's debt securities portfolio had remaining unamortized premiums of $52.4 million and $56.9 million, respectively, and unaccreted discounts of $19.4 million and $20.9 million, respectively.
For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at June 30, 2024.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$—	$—	$439,041	$100,871	$439,041	$100,871
FNMA MBS	23,249	237	2,836,351	557,949	2,859,600	558,186
FHLMC MBS	6	—	109,206	13,410	109,212	13,410
GNMA MBS	2,938	96	39,086	3,966	42,024	4,062
GSE agency notes	—	—	177,933	46,221	177,933	46,221
	$26,193	$333	$3,601,617	$722,417	$3,627,810	$722,750

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
The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of June 30, 2024.
At June 30, 2024 and December 31, 2023, held-to-maturity debt securities had an amortized cost basis of $1.0 billion and $1.1 billion, respectively. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its non-government and non-agency securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of June 30, 2024, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$184,951
Not rated	853,910	—
Ending balance	$853,910	$184,951
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$185,912
Not rated	872,653	—
Ending balance	$872,653	$185,912

The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS debt securities for the six months ended June 30, 2024 and 2023. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Allowance for credit losses:
Beginning balance	$8	$9	$8	$10
Recovery of credit losses	(1)	(1)	(1)	(2)
Ending balance	$7	$8	$7	$8
Accrued interest receivable of $3.6 million and $3.7 million as of June 30, 2024 and December 31, 2023, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of June 30, 2024 and December 31, 2023.
Equity Investments
The Company had equity investments of $16.8 million and $17.4 million as of June 30, 2024 and December 31, 2023, respectively.
During the three and six months ended June 30, 2024, the Company recognized realized gains of $2.1 million related to our equity investments.
During the three and six months ended June 30, 2023, the Company recognized $0.4 million and $1.7 million, respectively, of net losses related to our equity method investments within Other income on the unaudited Consolidated Statements of Income.

6. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$2,639,152	$2,540,070
Owner-occupied commercial	1,940,677	1,886,087
Commercial mortgages	4,034,818	3,801,180
Construction	879,217	1,035,530
Commercial small business leases	643,520	623,622
Residential(1)	900,384	870,705
Consumer(2)	2,106,433	2,012,134
	13,144,201	12,769,328
Less:
Allowance for credit losses	198,253	186,126
Net loans and leases	$12,945,948	$12,583,202
(1) Includes reverse mortgages at fair value of $2.8 million at June 30, 2024 and December 31, 2023.
(2) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $72.7 million and $69.8 million at June 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of allowance for credit losses and loan balances for the three and six months ended June 30, 2024 and 2023. The increase was primarily due to the impacts of the economic uncertainty and forecast and net loan growth.

(Dollars in thousands)	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended June 30, 2024
Allowance for credit losses
Beginning balance	$55,902	$10,569	$36,797	$10,959	$15,459	$5,407	$57,536	$192,629
Charge-offs	(1,906)	—	(4,907)	—	(4,888)	(51)	(5,820)	(17,572)
Recoveries	1,736	4	102	—	831	43	665	3,381
Provision	784	(905)	14,839	(1,761)	4,816	(342)	2,384	19,815
Ending balance	$56,516	$9,668	$46,831	$9,198	$16,218	$5,057	$54,765	$198,253
Six months ended June 30, 2024
Allowance for credit losses
Beginning balance	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
Charge-offs	(2,382)	—	(4,932)	—	(9,740)	(101)	(12,276)	(29,431)
Recoveries	3,502	205	104	—	1,422	132	1,240	6,605
Provision	6,002	(1,256)	15,604	(1,564)	9,366	(457)	7,258	34,953
Ending balance	$56,516	$9,668	$46,831	$9,198	$16,218	$5,057	$54,765	$198,253
Period-end allowance allocated to:
Loans evaluated on an individual basis	$8,055	$—	$—	$—	$—	$—	$—	$8,055
Loans evaluated on a collective basis	48,461	9,668	46,831	9,198	16,218	5,057	54,765	190,198
Ending balance	$56,516	$9,668	$46,831	$9,198	$16,218	$5,057	$54,765	$198,253
Period-end loan balances:
Loans evaluated on an individual basis	$39,217	$4,260	$8,991	$3,887	$—	$8,300	$2,838	$67,493
Loans evaluated on a collective basis	2,599,935	1,936,417	4,025,827	875,330	643,520	889,273	2,103,595	13,073,897
Ending balance	$2,639,152	$1,940,677	$4,034,818	$879,217	$643,520	$897,573	$2,106,433	$13,141,390
(1)Period-end loan balance excludes reverse mortgages at fair value of $2.8 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner - occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended June 30, 2023
Allowance for credit losses
Beginning balance	$53,473	$6,056	$30,114	$9,672	$9,236	$5,327	$55,284	$169,162
Charge-offs	(6,453)	(184)	—	—	(3,906)	(33)	(5,298)	(15,874)
Recoveries	1,814	31	1	1	400	113	390	2,750
Provision	3,566	432	1,822	(445)	4,653	(364)	6,167	15,831
Ending balance	$52,400	$6,335	$31,937	$9,228	$10,383	$5,043	$56,543	$171,869
Six months ended June 30, 2023
Allowance for loan losses
Beginning balance	$49,526	$6,019	$21,473	$6,987	$9,868	$4,668	$53,320	$151,861
Charge-offs	(13,016)	(184)	—	—	(6,805)	(33)	(9,502)	(29,540)
Recoveries	2,515	36	3	531	915	156	549	4,705
Provision	13,375	464	10,461	1,710	6,405	252	12,176	44,843
Ending balance	$52,400	$6,335	$31,937	$9,228	$10,383	$5,043	$56,543	$171,869
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1,953	$—	$—	$—	$—	$—	$—	$1,953
Loans evaluated on a collective basis	50,447	6,335	31,937	9,228	10,383	5,043	56,543	169,916
Ending balance	$52,400	$6,335	$31,937	$9,228	$10,383	$5,043	$56,543	$171,869
Period-end loan balances:
Loans evaluated on an individual basis	$18,367	$3,979	$7,515	$741	$—	$6,491	$2,175	$39,268
Loans evaluated on a collective basis	2,605,356	1,879,076	3,545,285	954,483	590,063	820,259	1,903,044	12,297,566
Ending balance	$2,623,723	$1,883,055	$3,552,800	$955,224	$590,063	$826,750	$1,905,219	$12,336,834
(1)Period-end loan balance excludes reverse mortgages at fair value of $3.1 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	June 30, 2024
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$4,456	$759	$5,215	$2,594,707	$13,411	$25,819	$2,639,152
Owner-occupied commercial	5,196	—	5,196	1,931,542	3,939	—	1,940,677
Commercial mortgages	1,674	46	1,720	4,024,109	8,989	—	4,034,818
Construction	—	—	—	875,330	3,887	—	879,217
Commercial small business leases	10,206	50	10,256	633,264	—	—	643,520
Residential(1)	4,587	8	4,595	887,892	5,086	—	897,573
Consumer(2)	14,040	8,935	22,975	2,080,555	2,903	—	2,106,433
Total	$40,159	$9,798	$49,957	$13,027,399	$38,215	$25,819	$13,141,390
% of Total Loans	0.31%	0.07%	0.38%	99.13%	0.29%	0.20%	100%
(1)Residential accruing current balances excludes reverse mortgages at fair value of $2.8 million.
(2)Includes $11.9 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

	December 31, 2023
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance(1)	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$1,630	$293	$1,923	$2,518,934	$13,645	$5,568	$2,540,070
Owner-occupied commercial	1,786	487	2,273	1,878,952	4,862	—	1,886,087
Commercial mortgages	1,190	—	1,190	3,777,698	22,292	—	3,801,180
Construction	—	—	—	1,022,913	12,617	—	1,035,530
Commercial small business leases	6,697	772	7,469	616,153	—	—	623,622
Residential(2)	9,261	—	9,261	856,055	2,579	—	867,895
Consumer(3)	15,249	10,032	25,281	1,984,407	2,446	—	2,012,134
Total	$35,813	$11,584	$47,397	$12,655,112	$58,441	$5,568	$12,766,518
% of Total Loans	0.28%	0.09%	0.37%	99.13%	0.46%	0.04%	100%
(1)Excludes nonaccruing loans held-for-sale.
(2)Residential accruing current balances excludes reverse mortgages, at fair value of $2.8 million.
(3)Includes $14.5 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$30,421	$8,809	$17,230	$1,983
Owner-occupied commercial	3,939	—	4,862	—
Commercial mortgages	8,989	—	22,292	—
Construction	3,887	—	12,617	—
Residential(2)	5,086	—	2,579	—
Consumer(3)	2,903	—	2,446	—
Total	$55,225	$8,809	$62,026	$1,983
(1)Excludes nonaccruing loans held-for-sale in 2023.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit.

As of June 30, 2024, there were 34 residential loans and 14 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $5.4 million and $3.5 million, respectively. As of December 31, 2023, there were 31 residential loans and 9 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $3.2 million and $1.1 million, respectively. Loan workout and other real estate owned (OREO) expenses (recoveries) were $0.3 million and $(0.1) million during the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million during three and six months ended June 30, 2023, respectively. Loan workout and OREO expenses are included in Loan workout and other credit costs on the unaudited Consolidated Statements of Income.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of June 30, 2024.

	Term Loans Amortized Cost Basis by Origination Year(1)
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial:
Risk Rating
Pass	$342,046	$716,383	$411,996	$153,043	$178,489	$334,222	$9,499	$247,094	$2,392,772
Special mention	3,088	1,519	2,857	—	—	1,524	—	14,892	23,880
Substandard or Lower	52,436	47,126	54,201	6,844	5,333	42,762	29	13,769	222,500
	$397,570	$765,028	$469,054	$159,887	$183,822	$378,508	$9,528	$275,755	$2,639,152
Current-period gross writeoffs	$—	$74	$134	$151	$206	$1,817	$—	$—	$2,382
Owner-occupied commercial:
Risk Rating
Pass	$148,343	$327,387	$217,530	$238,638	$177,313	$454,474	$—	$210,962	$1,774,647
Special mention	—	248	20,831	1,379	25,932	21,554	—	1,554	71,498
Substandard or Lower	493	693	20,516	10,811	5,382	44,714	—	11,923	94,532
	$148,836	$328,328	$258,877	$250,828	$208,627	$520,742	$—	$224,439	$1,940,677
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgages:
Risk Rating
Pass	$276,251	$779,662	$568,431	$446,777	$415,596	$969,561	$—	$434,855	$3,891,133
Special mention	—	33,637	571	4,886	1,797	2,159	—	14,515	57,565
Substandard or Lower	18,306	7,249	999	956	25,456	32,416	—	738	86,120
	$294,557	$820,548	$570,001	$452,619	$442,849	$1,004,136	$—	$450,108	$4,034,818
Current-period gross writeoffs	$—	$25	$—	$—	$—	$4,907	$—	$—	$4,932
Construction:
Risk Rating
Pass	$191,277	$322,283	$193,905	$25,024	$89	$4,438	$—	$93,264	$830,280
Special mention	8,057	—	3,313	—	—	—	—	—	11,370
Substandard or Lower	9,128	23,706	—	4,042	—	145	—	546	37,567
	$208,462	$345,989	$197,218	$29,066	$89	$4,583	$—	$93,810	$879,217
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial small business leases:
Risk Rating
Performing	$137,975	$225,819	$156,005	$78,843	$26,664	$18,214	$—	$—	$643,520
Nonperforming	—	—	—	—	—	—	—	—	—
	$137,975	$225,819	$156,005	$78,843	$26,664	$18,214	$—	$—	$643,520
Current-period gross writeoffs	$11	$2,548	$3,955	$2,042	$846	$338	$—	$—	$9,740
Residential(2):
Risk Rating
Performing	$67,721	$185,317	$65,007	$95,534	$56,120	$419,412	$—	$—	$889,111
Nonperforming	—	—	365	3,477	690	3,930	—	—	8,462
	$67,721	$185,317	$65,372	$99,011	$56,810	$423,342	$—	$—	$897,573
Current-period gross writeoffs	$—	$—	$—	$—	$—	$101	$—	$—	$101
Consumer(3):
Risk Rating
Performing	$149,512	$402,536	$507,860	$134,878	$94,424	$292,334	$515,249	$6,802	$2,103,595
Nonperforming	—	249	—	270	352	227	1,576	164	2,838
	$149,512	$402,785	$507,860	$135,148	$94,776	$292,561	$516,825	$6,966	$2,106,433
Current-period gross writeoffs	$521	$1,662	$7,697	$1,573	$477	$346	$—	$—	$12,276
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
The following tables show the period-end amortized cost basis of troubled loans modified during the three and six months ended June 30, 2024 and 2023, disaggregated by portfolio segment and type of modification granted:

	Three Months Ended June 30, 2024
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Total	% of Total Loan Category
Commercial and industrial	$30,075	$606	$92	$30,773	1.17%
Owner-occupied commercial	493	—	—	493	0.03%
Commercial mortgages	83	—	—	83	—%
Construction	10,620	—	—	10,620	1.21%
Consumer(1)	256	784	1,270	2,310	0.11%
Total	$41,527	$1,390	$1,362	$44,279	0.34%

	Six Months Ended June 30, 2024
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Total	% of Total Loan Category
Commercial and industrial	$61,803	$955	$805	$63,563	2.41%
Owner-occupied commercial	493	—	—	493	0.03%
Commercial mortgages	83	—	—	83	—%
Construction	10,620	—	—	10,620	1.21%
Consumer(1)	502	1,389	2,886	4,777	0.23%
Total	$73,501	$2,344	$3,691	$79,536	0.61%
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	Three months ended June 30, 2023
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$8,819	$—	$10,164	$—	$—	$18,983	0.72%
Owner-occupied commercial	—	—	1,062	—	—	1,062	0.06%
Commercial mortgages	9,468	—	—	—	—	9,468	0.27%
Construction	3,305	—	—	—	—	3,305	0.35%
Consumer(1)	172	720	1,967	—	75	2,934	0.15%
Total	$21,764	$720	$13,193	$—	$75	$35,752	0.29%

	Six Months Ended June 30, 2023
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial(1)	$21,530	$—	$10,164	$—	$—	$31,694	1.21%
Owner-occupied commercial	—	—	1,062	144	—	1,206	0.06%
Commercial mortgages	9,468	—	—	—	—	9,468	0.27%
Construction	3,305	—	—	—	—	3,305	0.35%
Consumer(2)	888	871	3,344	158	195	5,456	0.29%
Total	$35,191	$871	$14,570	$302	$195	$51,129	0.41%
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.
The following table describes the financial effect of the modifications made to troubled loans during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Term Extension(1)	More-Than-Insignificant Payment Delay(2)	Term Extension(1)	More-Than-Insignificant Payment Delay(2)
Commercial and industrial	0.86	0.01%	1.01	0.01%
Owner-occupied commercial	0.54	—	0.54	—
Commercial mortgages	0.59	—	0.59	—
Construction	0.60	—	0.60	—
Consumer	0.48	0.02	0.47	0.03

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Term Extension(1)	More-Than-Insignificant Payment Delay(2)	Term Extension(1)	Interest Rate Reduction(3)	More-Than-Insignificant Payment Delay(2)
Commercial and industrial	1.11	0.08%	1.08	—%	0.08%
Owner-occupied commercial	1.34	0.01	1.29	2.57	0.01
Commercial mortgages	1.33	—	1.33	—	—
Construction	0.25	—	0.25	—	—
Consumer	0.44	0.02	4.35	2.65	0.04
(1)Represents the weighted-average increase in the life of modified loans measured in years, which reduces monthly payment amounts for borrowers.
(2)Represents the percentage of loans deferred over the total loan portfolio excluding reverse mortgages at fair value.
(3)Represents the weighted-average decrease in the contractual interest rate on the modified loans.

As of June 30, 2024 and December 31, 2023, the Company had commitments to extend credit of $31.8 million and $18.4 million, respectively, to borrowers experiencing financial difficulty whose terms had been modified.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
The following table shows the amortized cost of loans that received a modification that had a payment default during the six months ended June 30, 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty. There were no loans that received a modification that had a payment default during the three months ended June 30, 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty. There were $0.9 million of C&I loans that received a term extension modification that had a payment default during the three and six months ended June 30, 2023 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

	Six Months Ended June 30, 2024
	Term Extension	More-Than-Insignificant Payment Delay	Total
Commercial and industrial	$3,870	$61	$3,931
Total	$3,870	$61	$3,931
The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the last 12 months as of June 30, 2024 and 2023:

	June 30, 2024
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$—	$—	$83,960	$13,765	$97,725
Owner-occupied commercial	—	—	493	—	493
Commercial mortgages	—	—	15,432	83	15,515
Construction	—	—	10,620	—	10,620
Residential	—	—	40	165	205
Consumer(1)	1,034	339	7,054	95	8,522
Total	$1,034	$339	$117,599	$14,108	$133,080
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	June 30, 2023
	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$—	$—	$30,301	$1,393	$31,694
Owner-occupied commercial	—	—	1,062	144	1,206
Commercial mortgages	—	—	9,468	—	9,468
Construction	—	—	3,305	—	3,305
Consumer(1)	358	101	4,997	—	5,456
Total	$358	$101	$49,133	$1,537	$51,129
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

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
The components of operating lease cost were as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost (1)	$4,452	$4,723	$8,424	$9,516
Sublease income	(29)	(32)	(61)	(81)
Net lease cost	$4,423	$4,691	$8,363	$9,435
(1)Includes variable lease cost and short-term lease cost.
Supplemental information related to operating leases was as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Right-of-use assets	$136,669	$130,601
Lease liabilities	$160,068	$151,596

Lease term and discount rate
Weighted average remaining lease term (in years)	12.91	13.01
Weighted average discount rate	5.25%	5.20%
Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	June 30, 2024
Remaining in 2024	$9,423
2025	18,690
2026	17,945
2027	16,584
2028	16,601
After 2028	145,418
Total lease payments	224,661
Less: Interest	(64,593)
Present value of lease liabilities	$160,068

Supplemental cash flow information related to operating leases was as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,762	$5,134	$9,483	$10,194
As of June 30, 2024, the Corporation had not entered into any material leases that have not yet commenced.
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
The components of direct finance lease income are summarized in the table below:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Direct financing leases:
Interest income on lease receivable	$15,815	$13,136	$30,615	$25,518
Interest income on deferred fees and costs, net	(1,890)	(1,450)	(3,682)	(2,836)
Total direct financing lease net interest income	$13,925	$11,686	$26,933	$22,682
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Lease receivables	$745,572	$721,338
Unearned income	(121,401)	(114,341)
Deferred fees and costs	19,349	16,625
Net investment in direct financing leases	$643,520	$623,622

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1, or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the six months ended June 30, 2024, management determined based on its qualitative assessment that the fair values of our reporting units exceeded their carrying values, and no goodwill impairment existed during the six months ended June 30, 2024.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth Management	Consolidated Company
December 31, 2023	$753,586	$132,312	$885,898
Goodwill adjustments	—	—	—
June 30, 2024	$753,586	$132,312	$885,898
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
June 30, 2024
Core deposits	$104,751	$(55,899)	$48,852	10 years
Customer relationships	73,880	(20,871)	53,009	7-15 years
Loan servicing rights(1)	12,905	(7,383)	5,522	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$194,436	$(84,153)	$110,283
December 31, 2023
Core deposits	$104,751	$(50,754)	$53,997	10 years
Customer relationships	73,880	(18,153)	55,727	7-15 years
Loan servicing rights(2)	12,613	(6,575)	6,038	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$194,144	$(75,482)	$118,662
(1)Includes impairment losses of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.
(2)Includes impairment losses of less than $0.1 million for the year ended December 31, 2023.
The Company recognized amortization expense on intangible assets of $3.9 million and $7.9 million for the three and six months ended June 30, 2024, respectively, compared to $3.8 million and $7.7 million for the three and six months ended June 30, 2023, respectively.
The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	June 30, 2024
Remaining in 2024	$8,426
2025	16,583
2026	15,877
2027	15,409
2028	14,582
Thereafter	36,506
Total	$107,383

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
The value of the Company's mortgage servicing rights was $1.6 million and $1.7 million at June 30, 2024 and December 31, 2023, respectively, and the value of its SBA loan servicing rights was $3.9 million and $4.3 million at June 30, 2024 and December 31, 2023, respectively. Changes in the value of the Company's servicing rights resulted in impairment losses of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and impairment losses of $0.2 million for the three and six months ended June 30, 2023. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the unaudited Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the unaudited Consolidated Statements of Income.
Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of June 30, 2024 or December 31, 2023. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.
10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Noninterest-bearing:
Noninterest demand	$4,782,920	$4,917,297
Total noninterest-bearing	$4,782,920	$4,917,297

Interest-bearing:
Interest-bearing demand	$2,811,933	$2,935,530
Savings	1,537,516	1,610,143
Money market	5,174,905	5,175,123
Customer time deposits	1,983,807	1,784,317
Brokered deposits	—	51,676
Total interest-bearing	11,508,161	11,556,789
Total deposits	$16,291,081	$16,474,086

11. INCOME TAXES
There were no unrecognized tax benefits as of June 30, 2024. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2020 through 2023 tax years are subject to examination as of June 30, 2024. The Company does not expect to record or realize any material unrecognized tax benefits during 2024.
The amortization of the low-income housing credit investments has been reflected as income tax expense of $1.9 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and $3.8 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively.
The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the three months ended were $1.7 million, $1.9 million, and $0.5 million, respectively. The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the six months ended June 30, 2024 were $3.4 million, $3.8 million and $1.1 million, respectively. The carrying value of the investment in affordable housing credits is $83.3 million at June 30, 2024, compared to $87.1 million at December 31, 2023 and is included in the Other assets line item on the unaudited Consolidated Statements of Financial Condition.
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

The following tables present financial instruments carried at fair value as of June 30, 2024 and December 31, 2023 by level in the valuation hierarchy (as described above):

	June 30, 2024
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$449,398	$—	$449,398
FNMA MBS	—	2,872,121	—	2,872,121
FHLMC MBS	—	109,212	—	109,212
GNMA MBS	—	43,249	—	43,249
GSE agency notes	—	177,933	—	177,933
Other assets	—	175,035	43	175,078
Total assets measured at fair value on a recurring basis	$—	$3,826,948	$43	$3,826,991

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$160,873	$8,902	$169,775

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$14,320	$14,320
Other real estate owned	—	—	1,342	1,342
Loans held for sale	—	54,608	—	54,608
Total assets measured at fair value on a nonrecurring basis	$—	$54,608	$15,662	$70,270

	December 31, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$464,619	$—	$464,619
FNMA MBS	—	3,042,350	—	3,042,350
FHLMC MBS	—	115,532	—	115,532
GNMA MBS	—	43,340	—	43,340
GSE agency notes	—	180,696	—	180,696
Other assets	—	153,569	78	153,647
Total assets measured at fair value on a recurring basis	$—	$4,000,106	$78	$4,000,184

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$137,616	$14,026	$151,642

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$15,206	$15,206
Other real estate owned	—	—	1,569	1,569
Loans held for sale	—	29,268	—	29,268
Total assets measured at fair value on a nonrecurring basis	$—	$29,268	$16,775	$46,043

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
Other investments
Other investments includes equity investments without readily determinable fair values, which are categorized as Level 3. The Company’s equity investments without readily determinable fair values are held at cost, and are adjusted for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the reporting period.
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
Other assets
Other assets include the fair value of interest rate products, derivatives on the residential mortgage held for sale loan pipeline, foreign exchange forward contracts, and risk participation agreements. Valuation of interest rate products is obtained from an independent pricing service and also from the derivative counterparty. Valuation of the derivative related to the residential mortgage held for sale loan pipeline is based on valuation of the loans held for sale portfolio as described above in Loans held for sale. Valuation of foreign exchange forward contracts and risk participation agreements are obtained from an independent pricing service.
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
Other assets
Other assets include the fair value of interest rate products, derivatives on the residential mortgage held for sale loan pipeline, foreign exchange forward contracts, and risk participation agreements (see discussion in “Fair Value of Financial Assets and Liabilities” section above).
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $6.5 million at June 30, 2024 and $7.3 million at December 31, 2023, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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
Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following tables provide a description of the valuation techniques and significant unobservable inputs for the Company's financial instruments classified as Level 3 as of June 30, 2024 and December 31, 2023:

(Dollars in thousands)	June 30, 2024
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$14,320	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	1,342	Fair market value of collateral	Costs to sell	10.0%-20.0% (19.3%)
Other assets (Risk participation agreements purchased)	43	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (191 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	2	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (82 bps) LGD: –% - 30% (30%)
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	8,900	Discounted cash flow	Timing of Visa litigation resolution	3.00 years or 2Q 2027

(Dollars in thousands)	December 31, 2023
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$15,206	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	1,569	Fair market value of collateral	Costs to sell	10.0% - 20.0% (18.1%)
Other assets (Risk participation agreements purchased)	78	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (195 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	3	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (95 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	14,023	Discounted cash flow	Timing of Visa litigation resolution	1.00 - 4.75 years (3.06 years or 4Q 2025)

The book value and estimated fair value of the Company's financial instruments are as follows:

		June 30, 2024		December 31, 2023
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$1,021,716	$1,021,716	$1,092,900	$1,092,900
Investment securities available-for-sale	Level 2	3,651,913	3,651,913	3,846,537	3,846,537
Investment securities held-to-maturity, net	Level 2	1,038,854	929,668	1,058,557	985,931
Other investments	Level 3	16,778	16,778	17,434	17,434
Loans, held for sale	Level 2	54,608	54,608	29,268	29,268
Loans and leases, net(1)	Level 3	12,945,948	12,887,446	12,583,202	12,514,431
Stock in FHLB of Pittsburgh	Level 2	16,638	16,638	15,398	15,398
Accrued interest receivable	Level 2	88,878	88,878	85,979	85,979
Other assets	Levels 2, 3	175,078	175,078	153,647	153,647
Financial liabilities:
Deposits	Level 2	$16,291,081	$16,175,575	$16,474,086	$16,449,198
Borrowed funds	Level 2	1,142,255	1,134,269	895,076	912,760
Standby letters of credit	Level 3	754	754	814	814
Accrued interest payable	Level 2	56,684	56,684	46,684	46,684
Other liabilities	Levels 2, 3	169,775	169,775	151,642	151,642
 (1) Includes reverse mortgage loans.
At June 30, 2024 and December 31, 2023 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of June 30, 2024.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate swaps	15	$1,200,000	Other assets	$13,141
Total		$1,200,000		$13,141
Derivatives not designated as hedging instruments:
Interest rate swaps		$2,710,817	Other assets	$159,901
Interest rate swaps		2,701,548	Other liabilities	(159,901)
Interest rate lock commitments with customers		55,558	Other assets	906
Interest rate lock commitments with customers		145	Other liabilities	(2)
Forward sale commitments		23,750	Other assets	80
Forward sale commitments		39,898	Other liabilities	(97)
FX forwards		30,543	Other assets	1,007
FX forwards		20,470	Other liabilities	(873)
Risk participation agreements sold		102,374	Other liabilities	(2)
Risk participation agreements purchased		86,730	Other assets	43
Financial derivatives related to sales of certain Visa Class B shares		73,811	Other liabilities	(8,900)
Total derivatives		$7,045,644		$5,303

The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of December 31, 2023.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate swaps	9	$750,000	Other assets	$15,578
Total		$750,000		$15,578
Derivatives not designated as hedging instruments:
Interest rate swaps		$2,428,306	Other assets	$136,924
Interest rate swaps		2,383,443	Other liabilities	(136,924)
Interest rate lock commitments with customers		34,651	Other assets	637
Forward sale commitments		1,000	Other assets	1
Forward sale commitments		37,348	Other liabilities	(283)
FX forwards		15,812	Other assets	429
FX forwards		13,064	Other liabilities	(409)
Risk participation agreements sold		103,648	Other liabilities	(3)
Risk participation agreements purchased		116,804	Other assets	78
Financial derivatives related to sales of certain Visa Class B shares		113,177	Other liabilities	(14,023)
Total derivatives		$5,997,253		$2,005
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2024 and June 30, 2023.

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2024	2023	2024	2023
Interest rate options	$(587)	$(1,475)	$(7,020)	$(1,143)	Interest income
Total	$(587)	$(1,475)	$(7,020)	$(1,143)

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2024	2023	2024	2023
Interest rate swaps and options	$2,719	$1,531	$5,154	$3,971	Other income
Interest rate lock commitments with customers	4	(134)	256	287	Mortgage banking activities, net
Forward sale commitments	130	213	244	$66	Mortgage banking activities, net
FX forwards	121	13	280	28	Other income
Risk participation agreements	(1)	(17)	(35)	(14)	Other income
Total	$2,973	$1,606	$5,899	$4,338

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
As of June 30, 2024, the Company had 15 interest rate floors purchased at an aggregate premium of $23.4 million with an aggregate notional amount of $1.2 billion to hedge variable cash flows associated with a variable rate loan pool through the second quarter of 2027. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of June 30, 2024, the Company determined the cash flow hedges remain highly effective. During the three and six months ended June 30, 2024, $1.0 million and $1.9 million, respectively, of amortization expense on the premium was reclassified into interest income compared to $0.1 million and $0.2 million during the three and six months ended June 30, 2023, respectively. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
Derivatives Not Designated as Hedging Instruments:
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps with commercial loan customers wishing to manage interest rate risk. The Company then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of June 30, 2024, there were no fair value adjustments related to credit quality.
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
Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of June 30, 2024, there were no fair value adjustments related to credit quality.

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
At June 30, 2024 and December 31, 2023, there were 175 and 188 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $0.7 billion at June 30, 2024 and December 31, 2023. At June 30, 2024, the swap transactions remaining maturities ranged from under 1 year to 11 years. At June 30, 2024, none of these customer swaps were in a paying position to third parties, with our swap guarantees having a fair value of $6.5 million. At December 31, 2023, none of these customer swaps were in a paying position to third parties, with the Company's swap guarantees having a fair value of $7.3 million. However, for both periods, none of the Company's customers were in default of the swap agreements.
Credit-risk-related Contingent Features
The Company has agreements with certain derivative counterparties that contain a provision under which, if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $2.3 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements. If the Company had breached any of these provisions at June 30, 2024, it could have been required to settle its obligations under the agreements at the termination value.

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

The following tables show segment results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$259,387	$—	$5,850	$265,237	$236,405	$—	$5,364	$241,769
Noninterest income	22,640	31,000	37,958	91,598	14,089	19,992	32,790	66,871
Total external customer revenues	282,027	31,000	43,808	356,835	250,494	19,992	38,154	308,640
Inter-segment revenues:
Interest income	7,979	386	27,321	35,686	6,725	323	24,948	31,996
Noninterest income	8,488	478	264	9,230	7,261	495	94	7,850
Total inter-segment revenues	16,467	864	27,585	44,916	13,986	818	25,042	39,846
Total revenue	298,494	31,864	71,393	401,751	264,480	20,810	63,196	348,486
External customer expenses:
Interest expense	79,681	—	11,107	90,788	53,962	—	5,965	59,927
Noninterest expenses	110,637	23,942	21,189	155,768	108,147	14,538	18,568	141,253
Provision for credit losses	19,800	—	14	19,814	16,328	—	(498)	15,830
Total external customer expenses	210,118	23,942	32,310	266,370	178,437	14,538	24,035	217,010
Inter-segment expenses:
Interest expense	27,707	4,294	3,685	35,686	25,271	3,851	2,874	31,996
Noninterest expenses	742	1,650	6,838	9,230	589	1,484	5,777	7,850
Total inter-segment expenses	28,449	5,944	10,523	44,916	25,860	5,335	8,651	39,846
Total expenses	238,567	29,886	42,833	311,286	204,297	19,873	32,686	256,856
Income before taxes	$59,927	$1,978	$28,560	$90,465	$60,183	$937	$30,510	$91,630
Income tax provision				21,257				23,035
Consolidated net income				69,208				68,595
Net (loss) income attributable to noncontrolling interest				(65)				(83)
Net income attributable to WSFS				$69,273				$68,678
Supplemental Information
Capital expenditures for the period ended	$2,173	$123	$428	$2,724	$956	$—	$—	$956

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$515,520	$—	$11,339	$526,859	$457,690	$—	$10,462	$468,152
Noninterest income	38,860	57,350	71,245	167,455	28,239	38,171	63,588	129,998
Total external customer revenues	554,380	57,350	82,584	694,314	485,929	38,171	74,050	598,150
Inter-segment revenues:
Interest income	14,545	826	56,192	71,563	12,824	718	45,675	59,217
Noninterest income	15,761	913	471	17,145	14,161	956	199	15,316
Total inter-segment revenues	30,306	1,739	56,663	88,708	26,985	1,674	45,874	74,533
Total revenue	584,686	59,089	139,247	783,022	512,914	39,845	119,924	672,683
External customer expenses:
Interest expense	154,760	—	22,372	177,132	92,449	—	11,329	103,778
Noninterest expenses	217,269	45,877	41,694	304,840	209,096	28,038	37,164	274,298
Provision for credit losses	34,620	—	332	34,952	44,045	—	796	44,841
Total external customer expenses	406,649	45,877	64,398	516,924	345,590	28,038	49,289	422,917
Inter-segment expenses:
Interest expense	57,018	7,423	7,122	71,563	46,393	7,410	5,414	59,217
Noninterest expenses	1,384	3,059	12,702	17,145	1,155	2,830	11,331	15,316
Total inter-segment expenses	58,402	10,482	19,824	88,708	47,548	10,240	16,745	74,533
Total expenses	465,051	56,359	84,222	605,632	393,138	38,278	66,034	497,450
Income before taxes	$119,635	$2,730	$55,025	$177,390	$119,776	$1,567	$53,890	$175,233
Income tax provision				42,459				43,976
Consolidated net income				134,931				131,257
Net income attributable to noncontrolling interest				(103)				175
Net income attributable to WSFS				$135,034				$131,082
Supplemental Information
Capital expenditures for the period ended	$6,393	$123	$441	$6,957	$1,812	$—	$—	$1,812
The following table shows significant components of segment net assets as of June 30, 2024 and December 31, 2023:

	June 30, 2024				December 31, 2023
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$609,850	$371,122	$40,744	$1,021,716	$600,483	$443,431	$48,986	$1,092,900
Goodwill	753,586	—	132,312	885,898	753,586	—	132,312	885,898
Other segment assets	18,393,939	20,302	422,675	18,836,916	18,191,585	15,654	408,635	18,615,874
Total segment assets	$19,757,375	$391,424	$595,731	$20,744,530	$19,545,654	$459,085	$589,933	$20,594,672

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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were two repurchases during the six months ended June 30, 2024 for an aggregate of $0.5 million and one repurchase for $0.8 million during the same period in 2023.
Unfunded Lending Commitments
At June 30, 2024 and December 31, 2023, the allowance for credit losses of unfunded lending commitments was $11.5 million and $12.1 million, respectively. A provision release of $0.3 million and $0.6 million was recognized during the three and six months ended June 30, 2024, respectively, compared to a provision expense of $0.4 million and $0.2 million during the three and six months ended June 30, 2023, respectively.

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

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Net change in equity method investments	Total
Balance, March 31, 2024	$(539,939)	$(87,854)	$(4,738)	$(4,836)	$460	$(636,907)
Other comprehensive (loss) income	(9,100)	—	(2)	(587)	(40)	(9,729)
Less: Amounts reclassified from accumulated other comprehensive loss	—	3,808	(50)	—	—	3,758
Net current-period other comprehensive (loss) income	(9,100)	3,808	(52)	(587)	(40)	(5,971)
Balance, June 30, 2024	$(549,039)	$(84,046)	$(4,790)	$(5,423)	$420	$(642,878)

Balance, March 31, 2023	$(510,523)	$(104,338)	$(4,517)	$400	$563	$(618,415)
Other comprehensive (loss) income	(40,367)	—	(7)	(1,475)	(101)	(41,950)
Less: Amounts reclassified from accumulated other comprehensive loss	—	4,393	(47)	(40)	—	4,306
Net current-period other comprehensive (loss) income	(40,367)	4,393	(54)	(1,515)	(101)	(37,644)
Balance, June 30, 2023	$(550,890)	$(99,945)	$(4,571)	$(1,115)	$462	$(656,059)

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges(1)	Net change in equity method investments	Total
Balance, December 31, 2023	$(499,932)	$(91,523)	$(4,614)	$1,597	$481	$(593,991)
Other comprehensive (loss) income	(49,107)	—	(77)	(7,020)	(61)	(56,265)
Less: Amounts reclassified from accumulated other comprehensive loss	—	7,477	(99)	—	—	7,378
Net current-period other comprehensive (loss) income	(49,107)	7,477	(176)	(7,020)	(61)	(48,887)
Balance, June 30, 2024	$(549,039)	$(84,046)	$(4,790)	$(5,423)	$420	$(642,878)

Balance, December 31, 2022	$(563,533)	$(108,503)	$(4,482)	$108	$566	$(675,844)
Other comprehensive income (loss)	12,643	—	5	(1,143)	(104)	11,401
Less: Amounts reclassified from accumulated other comprehensive loss	—	8,558	(94)	(80)	—	8,384
Net current-period other comprehensive income (loss)	12,643	8,558	(89)	(1,223)	(104)	19,785
Balance, June 30, 2023	$(550,890)	$(99,945)	$(4,571)	$(1,115)	$462	$(656,059)
(1)Includes amortization of net gain for cash flow hedges terminated as of April 1, 2020.

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive loss as shown in the tables below:

	Three Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2024	2023
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	5,011	5,779	Net interest income
Income taxes	(1,203)	(1,386)	Income tax provision
Net of tax	3,808	4,393
Amortization of defined benefit pension plan-related items:
Prior service credits	(19)	(19)
Actuarial gains	(47)	(43)
Total before tax	(66)	(62)	Salaries, benefits and other compensation
Income taxes	16	15	Income tax provision
Net of tax	(50)	(47)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	—	(53)	Interest and fees on loans and leases
Income taxes	—	13	Income tax provision
Net of tax	—	(40)
Total reclassifications	$3,758	$4,306

	Six Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Operations
	2024	2023
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	9,838	11,260	Net interest income
Income taxes	(2,361)	(2,702)	Income tax provision
Net of tax	7,477	8,558
Amortization of defined benefit pension plan-related items:
Prior service credits	(38)	(38)
Actuarial gains	(92)	(86)
Total before tax	(130)	(124)	Salaries, benefits and other compensation
Income taxes	31	30	Income tax provision
Net of tax	(99)	(94)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	—	(105)	Interest and fees on loans and leases
Income taxes	—	25	Income tax provision
Net of tax	—	(80)
Total reclassifications	$7,378	$8,384

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $20.7 billion in assets and $84.9 billion in assets under management (AUM) and assets under administration (AUA) at June 30, 2024, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 192 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, enriching the communities we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
As of June 30, 2024, we had six consolidated subsidiaries: WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Our banking business had a total loan and lease portfolio of $13.1 billion as of June 30, 2024, which was funded primarily through commercial relationships and consumer and customer generated deposits. We have built a $10.1 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide, and manages approximately $1.7 billion in total cash and services approximately 33,100 non-bank ATMs and 9,400 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, ATM processing equipment sales and deposit safe cash logistics. Cash Connect® also supports 579 owned or branded ATMs for WSFS Bank Customers, which is one of the largest branded ATM networks in our market.
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients. Combined, these businesses had $84.9 billion of AUM and AUA at June 30, 2024.
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
As of June 30, 2024, we service our customers primarily from 114 offices located in Pennsylvania (57), Delaware (39), New Jersey (14), Florida (2) and Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com and our mobile app.
Highlights and Other Notables Items for Three and Six Months Ended June 30, 2024
•Three Months Ended June 30, 2024
◦Noninterest income was $91.6 million, or 34.38% of total net revenue, and included:
▪As a result of the Visa Class B exchange program, (i) a $3.4 million gain resulting from the reduction of our Visa B derivative liability established from our previous sale of 360,000 shares in 2Q 2020 and (ii) a $0.1 million gain on the liquidation of a portion of our remaining equity investment.
▪Post-close distributions of $2.0 million related to the sale of our equity interests in Spring EQ that occurred in the fourth quarter of 2023.
◦WSFS repurchased 897,461 shares of common stock under the Company's share repurchase programs at an average price of $44.20 per share, for an aggregate purchase price of approximately $39.7 million.
◦The Board of Directors approved a $0.15 per share quarterly cash dividend.
◦During the quarter, we held our second annual "We Stand for Service Day", during which nearly 1,500 of our Associates volunteered at more than 130 community organizations across the Greater Philadelphia, Southern New Jersey and Delaware region.
◦In July 2024, Moody's Investor Services reaffirmed the Company's investment-grade issuer rating of Baa2 with a stable outlook. The ratings reaffirmation reflects the benefits of our diversified business model, our strong capital levels, earnings, liquidity, and asset quality.
◦The Bank and the Company continue to be well above well-capitalized across all measures of regulatory capital, with total common equity Tier 1 capital of 13.07% and 13.29%, respectively, and total risk-based capital of 14.32% and 15.34%, respectively.

•Six Months Ended June 30, 2024
◦Net loans and leases grew $362.7 million, or 6% annualized, compared to December 31, 2023.
◦The allowance for credit losses (ACL) on loans and leases increased $12.1 million when compared to December 31, 2023, primarily due to higher provision on our commercial mortgages portfolio.
◦During the six months ended June 30, 2024, WSFS had capital returns of $78.7 million to stockholders, comprised of $60.7 million from share repurchases and $18.1 million from quarterly dividends.
◦WSFS recorded a $0.9 million expense for the final FDIC Special Assessment received during the year.

FINANCIAL CONDITION
Total assets increased $149.9 million to $20.7 billion at June 30, 2024 compared to December 31, 2023. This increase is primarily comprised of the following:
•Net loans and leases held for investment increased $362.7 million, primarily due to increases of $99.1 million in commercial and industrial and $94.3 million in consumer loans primarily from Spring EQ home equity loans. Commercial mortgages increased $233.6 million with a corresponding decrease of $156.3 million in construction due to the migration of construction loans to permanent commercial mortgages. Additionally, owner-occupied commercial loans increased $54.6 million and residential mortgage loans increased $29.7 million.
•Other assets increased $59.5 million, primarily due to increases of $23.7 million in derivatives from our capital markets business due to changes in fair value, $13.1 million in our deferred tax asset primarily related to unrealized losses on available-for-sale securities, and $8.4 million in lease right of use asset due to additional leases entered into in 2024.
•Total investment securities decreased $214.3 million:
◦Investment securities, available-for-sale decreased $194.6 million, primarily due to repayments, maturities and calls of $169.5 million and decreased market values of $64.6 million, partially offset by purchases of $41.1 million.
◦Investment securities, held-to-maturity decreased $19.7 million, primarily due to repayments, maturities and calls of $28.6 million, partially offset by $7.3 million of amortization of net unrealized losses on available-for-sale securities transferred to held-to-maturity.
•Total cash and cash equivalents decreased $71.2 million, primarily due to a shift to external funding sources in our Cash Connect® business.
•Goodwill and intangible assets decreased $8.4 million due to scheduled amortization of intangible assets.
Total liabilities increased $141.3 million to $18.3 billion at June 30, 2024 compared to December 31, 2023. This increase is primarily comprised of the following:
•Other borrowed funds increased $224.7 million, primarily due to $235.0 million borrowed from the Bank Term Funding Program (BTFP) as a result of favorable terms and pricing.
•Other liabilities increased $67.1 million, primarily due to increases of $70.2 million in collateral held on derivatives and derivative liabilities, partially offset by a decrease of $5.1 million due to the reduction of our Visa B derivative liability.
•Customer deposits decreased $131.3 million primarily due to transactional accounts, which drive notable inflows and outflows of deposits in our Trust and Commercial businesses, offset by growth in our Private Wealth Management and Consumer businesses.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited).
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS increased $11.9 million between December 31, 2023 and June 30, 2024. This increase was primarily due to $135.0 million of earnings, partially offset by $60.7 million from the repurchase of shares of common stock under our stock repurchase plan, an increase of $48.9 million in accumulated other comprehensive loss driven by market value decreases on available-for-sale mortgage-backed securities, and the payment of dividends on our common stock of $18.1 million.
During the three months ended June 30, 2024, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock. This dividend will be paid on August 23, 2024 to stockholders of record as of August 9, 2024.

Book value per share of common stock was $42.01 at June 30, 2024, an increase of $1.08 from $40.93 at December 31, 2023. Tangible book value per share of common stock (a non-GAAP financial measure) was $25.20 at June 30, 2024, an increase of $0.87 from $24.33 at December 31, 2023.  We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."
The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of June 30, 2024:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,333,593	14.32%	$1,303,890	8.00%	$1,629,863	10.00%
WSFS Financial Corporation	2,500,508	15.34	1,304,346	8.00	1,630,433	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,129,779	13.07	977,918	6.00	1,303,890	8.00
WSFS Financial Corporation	2,166,672	13.29	978,260	6.00	1,304,346	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,129,779	13.07	733,438	4.50	1,059,411	6.50
WSFS Financial Corporation	2,166,672	13.29	733,695	4.50	1,059,781	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,129,779	10.44	815,873	4.00	1,019,841	5.00
WSFS Financial Corporation	2,166,672	10.61	816,469	4.00	1,020,587	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of June 30, 2024, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, WSFS separately held $330.5 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

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
As of June 30, 2024, the Company had $1.0 billion in cash, cash equivalents, and restricted cash. As of June 30, 2024, our estimated uninsured deposits were $6.0 billion, or 37% of total customer deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $5.2 billion, or 32% of total customer deposits.
As of June 30, 2024, the Company had a readily available, secured borrowing capacity of $5.3 billion from the FHLB and $1.8 billion through the Federal Reserve Discount Window. In addition, the Company had $1.7 billion in unpledged securities that could be used to support additional borrowings and $0.4 billion of cash deposited with the Federal Reserve Bank.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At June 30, 2024, we had $224.7 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 21 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases, see Note 8 to the unaudited Consolidated Financial Statements. At June 30, 2024, we had obligations for principal payments on long-term debt including $67.0 million for our trust preferred borrowings, due June 1, 2035, $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027, and $150.0 million for our senior debt, due December 15, 2030. At June 30, 2024, we had advances of $800 million under the BTFP, due January 2025. Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the RBC Trusts), which were acquired from Bryn Mawr Bank Corporation, were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures owed to the RBC Trusts with a current carrying value of $11.9 million each, totaling $23.7 million. The Company records its investments in the RBC Trusts’ common securities of $0.4 million each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II. The Company has fully and unconditionally guaranteed all of the obligations of the RBC Trusts, including any distributions and payments on liquidation or redemption of the capital securities. We are also contractually obligated to make interest payments on our long-term debt through their respective maturities.
Commitments to extend credit provide for financing on predetermined terms as long as the customer continues to meet specific criteria. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2024, the Company had total commitments to extend credit of $4.0 billion, which are generally one year commitments.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccruing loans(1):
Commercial and industrial	$39,230	$29,389
Owner-occupied commercial	3,939	4,862
Commercial mortgages	8,989	22,292
Construction	3,887	12,617
Residential	5,086	2,579
Consumer	2,903	2,446
Total nonaccruing loans(2)	64,034	74,185
Other real estate owned	1,342	1,569
Total nonperforming assets	$65,376	$75,754
Past due loans:
Commercial	$855	$1,552
Residential	8	—
Consumer(3)	8,935	10,032
Total past due loans	$9,798	$11,584
Troubled loans:
Commercial	$124,353	$85,330
Residential	205	777
Consumer	8,522	9,161
Total troubled loans	$133,080	$95,268
Ratio of allowance for credit losses to total loans and leases(4)	1.51%	1.46%
Ratio of nonaccruing loans to total gross loans and leases(5)	0.49	0.58
Ratio of nonperforming assets to total assets	0.32	0.37
Ratio of allowance for credit losses to nonaccruing loans	310	251
Ratio of allowance for credit losses to total nonperforming assets(6)	303	246
(1)Includes nonaccruing troubled loans.
(2)Includes nonaccrual loans held-for-sale as of December 31, 2023
(3)Includes U.S. government guaranteed student loans with little risk of credit loss.
(4)Represents amortized cost basis for loans and leases.
(5)Total loans exclude loans held for sale and reverse mortgages.
(6)Excludes acquired PCD loans.
Nonperforming assets decreased $10.4 million between December 31, 2023 and June 30, 2024. This decrease was primarily driven by favorable resolutions and paydowns of multiple loans during the year and a charge-off on a commercial mortgage relationship. The ratio of nonperforming assets to total assets decreased from 0.37% at December 31, 2023 to 0.32% at June 30, 2024.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Beginning balance	$75,754	$43,372
Additions	64,648	37,483
Collections	(55,521)	(10,983)
Transfers to accrual(1)	(216)	(19,903)
Charge-offs	(19,289)	(16,439)
Ending balance	$65,376	$33,530
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
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At June 30, 2024, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $62.0 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 99.32% at June 30, 2024 compared with 99.67% at December 31, 2023. Likewise, the one-year interest-sensitive gap as a percentage of total assets was (0.30)% at June 30, 2024 compared with (0.14)% at December 31, 2023.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	16.3%	22.39%	15.7%	22.44%
+200	10.8%	21.54%	10.4%	21.46%
+100	5.4%	20.62%	5.2%	20.41%
+50	2.7%	20.13%	2.6%	19.85%
+25	1.3%	19.88%	1.3%	19.56%
—	—%	19.63%	—%	19.26%
-25	(1.3)%	19.37%	(1.3)%	18.96%
-50	(2.6)%	19.10%	(2.6)%	18.64%
-100	(4.6)%	18.60%	(4.9)%	18.00%
'-200	(8.3)%	17.30%	(9.6)%	16.50%
'-300	(11.9)%	15.90%	(14.2)%	14.80%
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

RESULTS OF OPERATIONS
Three months ended June 30, 2024: Net income for the three months ended June 30, 2024 was $69.3 million, compared to $68.7 million for the three months ended June 30, 2023.
•Net interest income decreased $7.4 million, primarily due to lagging increases in deposit pricing following rate hikes in 2023 and a continued shift to customer time deposits. See “Net Interest Income” for further information.
•Our provision for credit losses increased $4.0 million, primarily due to a higher provision on our commercial mortgages portfolio. See “Allowance for Credit Losses” for further information.
•Noninterest income increased $24.7 million, primarily due to increases in income from Cash Connect® due to additional customers added during the fourth quarter of 2023 and first half of 2024 and the higher rate environment, Wealth Management fee income, a gain on our Visa B derivative liability, post-close distributions from our investment in Spring EQ, and capital markets income. See “Noninterest Income” for further information.
•Noninterest expense increased $14.5 million, primarily due to higher salaries and benefits and Cash Connect® funding costs associated with a shift towards external funding, partially offset by decreases in net corporate development and restructuring costs, loan workout and OREO expenses, and professional fees.
•Income tax provision decreased $1.8 million, primarily due to the $1.2 million decrease in pre-tax income, the benefit from solar and other tax credit investments, and lower state income taxes.
Six months ended June 30, 2024: Net income for the six months ended June 30, 2024 was $135.0 million, compared to $131.1 million for the six months ended June 30, 2023.
•Net interest income decreased $14.6 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to the reasons described above. See “Net Interest Income” for further information.
•Our provision for credit losses for the six months ended June 30, 2024 decreased $9.9 million compared to the six months ended June 30, 2023, due to lower losses across most of our commercial loan portfolios and our consumer portfolio, partially offset by higher losses on our commercial mortgages portfolio. See “Allowance for Credit Losses” for further information.
•Noninterest income for the six months ended June 30, 2024 increased $37.5 million compared to the six months ended June 30, 2023, primarily due to increases from Cash Connect®, Wealth Management fee income, a gain on our Visa B derivative liability, capital markets income, post-close distributions from our investment in Spring EQ, and mortgage banking activities. See “Noninterest Income” for further information.
•Noninterest expense increased $30.5 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an increase in Cash Connect® funding costs associated with a shift towards external funding and salaries and benefits, partially offset by decreases in net corporate development and restructuring costs, occupancy expense, and professional fees.
•Income tax provision for the six months ended June 30, 2024 decreased $1.5 million compared to the six months ended June 30, 2023, primarily due to the benefit from solar and other tax credit investments and lower state income taxes.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,115,017	$91,001	7.17%	$5,051,292	$86,073	6.85%
Commercial real estate loans	4,968,847	88,852	7.19	4,484,162	78,018	6.98
Residential loans	892,139	10,995	4.93	804,390	9,384	4.67
Consumer loans	2,088,180	39,019	7.52	1,907,294	33,508	7.05
Loans held for sale	42,010	948	9.08	45,766	901	7.90
Total loans and leases	13,106,193	230,815	7.09	12,292,904	207,884	6.79
Mortgage-backed securities(3)	4,335,831	25,784	2.38	4,766,207	27,130	2.28
Investment securities(3)	361,093	2,183	2.70	370,530	2,182	2.62
Other interest-earning assets	469,120	6,455	5.53	345,791	4,573	5.30
Total interest-earning assets	$18,272,237	$265,237	5.85%	$17,775,432	$241,769	5.46%
Allowance for credit losses	(195,557)			(170,968)
Cash and due from banks	308,226			255,590
Cash in non-owned ATMs	339,430			387,889
Bank-owned life insurance	41,067			101,031
Other noninterest-earning assets	2,020,925			1,872,610
Total assets	$20,786,328			$20,221,584
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,807,761	$8,107	1.16%	$3,039,257	$6,525	0.86%
Savings	1,553,044	1,774	0.46	1,873,572	1,342	0.29
Money market	5,172,682	46,390	3.61	4,137,867	27,898	2.70
Customer time deposits	1,937,265	20,422	4.24	1,578,615	10,597	2.69
Total interest-bearing customer deposits	11,470,752	76,693	2.69	10,629,311	46,362	1.75
Brokered deposits	—	—	—	307,515	3,692	4.82
Total interest-bearing deposits	11,470,752	76,693	2.69	10,936,826	50,054	1.84
Federal Home Loan Bank advances	25,742	359	5.61	123,297	1,597	5.20
Trust preferred borrowings	90,704	1,750	7.76	90,511	1,635	7.25
Senior and subordinated debt	218,478	2,441	4.47	218,247	2,334	4.28
Other borrowed funds(4)	816,919	9,545	4.70	390,576	4,307	4.42
Total interest-bearing liabilities	$12,622,595	$90,788	2.89%	$11,759,457	$59,927	2.04%
Noninterest-bearing demand deposits	4,835,912			5,458,676
Other noninterest-bearing liabilities	891,273			674,300
Stockholders’ equity	2,446,371			2,332,147
Noncontrolling interest	(9,823)			(2,996)
Total liabilities and stockholders’ equity	$20,786,328			$20,221,584
Excess of interest-earning assets over interest-bearing liabilities	$5,649,642			$6,015,975
Net interest income		$174,449			$181,842
Interest rate spread			2.96%			3.42%
Net interest margin			3.85%			4.11%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

	Six months ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,081,250	$179,531	7.12%	$5,003,224	$166,817	6.74%
Commercial real estate loans	4,928,165	175,576	7.16	4,454,920	149,846	6.78
Residential loans	883,421	21,574	4.88	787,082	18,012	4.58
Consumer loans	2,064,785	77,247	7.52	1,878,506	65,043	6.98
Loans held for sale	38,458	1,590	8.31	44,653	1,890	8.54
Total loans and leases	12,996,079	455,518	7.05	12,168,385	401,608	6.66
Mortgage-backed securities(3)	4,405,932	51,681	2.35	4,794,699	54,656	2.28
Investment securities	363,234	4,367	2.68	373,628	4,419	2.74
Other interest-earning assets	556,434	15,293	5.53	293,656	7,469	5.13
Total interest-earning assets	$18,321,679	$526,859	5.79%	$17,630,368	$468,152	5.37%
Allowance for credit losses	(192,159)			(162,124)
Cash and due from banks	290,752			242,962
Cash in non-owned ATMs	291,690			404,381
Bank-owned life insurance	41,929			101,320
Other noninterest-earning assets	1,986,980			1,895,709
Total assets	$20,740,871			$20,112,616
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,821,017	$15,473	1.10%	$3,090,807	$11,549	0.75%
Savings	1,570,634	3,354	0.43	1,968,863	2,598	0.27
Money market	5,179,542	91,823	3.57	4,000,491	47,156	2.38
Customer time deposits	1,886,344	38,660	4.12	1,428,245	16,590	2.34
Total interest-bearing customer deposits	11,457,537	149,310	2.62	10,488,406	77,893	1.50
Brokered deposits	9,205	178	3.89	326,828	7,353	4.54
Total interest-bearing deposits	11,466,742	149,488	2.62	10,815,234	85,246	1.59
Federal Home Loan Bank advances	23,585	667	5.69	194,934	4,968	5.14
Trust preferred borrowings	90,680	3,506	7.78	90,485	3,190	7.11
Senior debt	218,449	4,890	4.48	225,677	4,907	4.35
Other borrowed funds(4)	799,387	18,581	4.67	261,615	5,467	4.21
Total interest-bearing liabilities	$12,598,843	$177,132	2.83%	$11,587,945	$103,778	1.81%
Noninterest-bearing demand deposits	4,832,389			5,509,184
Other noninterest-bearing liabilities	857,053			722,166
Stockholders’ equity	2,461,412			2,296,403
Noncontrolling interest	(8,826)			(3,082)
Total liabilities and stockholders’ equity	$20,740,871			$20,112,616
Excess of interest-earning assets over interest-bearing liabilities	$5,722,836			$6,042,423
Net interest and dividend income		$349,727			$364,374
Interest rate spread			2.96%			3.56%
Net interest margin			3.85%			4.18%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

Three months ended June 30, 2024: During the three months ended June 30, 2024, net interest income decreased $7.4 million from the three months ended June 30, 2023 primarily due to lagging deposit pricing increases following rate hikes in 2023 and a continued shift to customer time deposits. Net interest margin was 3.85% for the second quarter of 2024, a 26 basis point decrease compared to 4.11% for the second quarter of 2023. The decrease was due to an unfavorable decrease of 40 basis points from the lagging deposit pricing increases mentioned above and 4 basis points from purchase accounting accretion, partially offset by an increase of 18 basis points from our balance sheet size and mix.
Six months ended June 30, 2024: During the six months ended June 30, 2024, net interest income decreased $14.6 million from the six months ended June 30, 2023 due to the reasons noted above. Net interest margin was 3.85% for the six months ended June 30, 2024, a 33 basis point decrease compared to 4.18% for the six months ended June 30, 2023. The decrease was due to a 44 basis point decrease from the lagging deposit increases noted above and a 4 basis point decrease from purchase accounting accretion, partially offset by a 15 basis point increase from our balance sheet size and mix.
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
During the three months ended June 30, 2024, we recorded a provision for credit losses of $19.8 million, an increase of $4.0 million, as compared with the provision for credit losses of $15.8 million for the three months ended June 30, 2023. This increase was primarily due to a higher provision on our commercial mortgages portfolio.
During the six months ended June 30, 2024, we recorded a provision for credit losses of $35.0 million, a decrease of $9.9 million, as compared with the provision for credit losses of $44.8 million for the six months ended June 30, 2023. This decrease was primarily due to lower losses across most of our commercial loan portfolios and our consumer portfolio, partially offset by higher losses on our commercial mortgages portfolio.
The allowance for credit losses increased to $198.3 million at June 30, 2024 from $186.1 million at December 31, 2023. The ratio of allowance for credit losses to total loans and leases was 1.51% at June 30, 2024 and 1.46% at December 31, 2023.

The following tables detail the allocation of the ACL and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of June 30, 2024
Allowance for credit losses	$56,516	$9,668	$46,831	$9,198	$16,218	$5,057	$54,765	$198,253
% of ACL to total ACL	28%	4%	24%	5%	8%	3%	28%	100%
Loan portfolio balance	$2,639,152	$1,940,677	$4,034,818	$879,217	$643,520	$897,573	$2,106,433	$13,141,390
% to total loans and leases	19%	15%	31%	7%	5%	7%	16%	100%
Three months ended June 30, 2024
Charge-offs	$1,906	$—	$4,907	$—	$4,888	$51	$5,820	$17,572
Recoveries	(1,736)	(4)	(102)	—	(831)	(43)	(665)	(3,381)
Net charge-offs (recoveries)	$170	$(4)	$4,805	$—	$4,057	$8	$5,155	$14,191
Average loan balance	$2,583,882	$1,892,519	$3,931,305	$1,037,542	$638,616	$889,502	$2,088,180	$13,061,546
Ratio of net charge-offs (recoveries) to average gross loans	0.03%	NMF	0.49%	—%	2.56%	NMF	0.99%	0.44%
Six months ended June 30, 2024
Charge-offs	$2,382	$—	$4,932	$—	$9,740	$101	$12,276	$29,431
Recoveries	(3,502)	(205)	(104)	—	(1,422)	(132)	(1,240)	(6,605)
Net (recoveries) charge-offs	$(1,120)	$(205)	$4,828	$—	$8,318	$(31)	$11,036	$22,826
Average loan balance	$2,556,878	$1,892,340	$3,873,510	$1,054,655	$632,032	$880,661	$2,064,785	$12,954,861
Ratio of net (recoveries) charge-offs to average gross loans	(0.09)%	(0.02)%	0.25%	—%	2.65%	(0.01)%	1.07%	0.35%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of December 31, 2023
Allowance for credit losses	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
% of ACL to total ACL	27%	6%	19%	6%	8%	3%	31%	100%
Loan portfolio balance	$2,540,070	$1,886,087	$3,801,180	$1,035,530	$623,622	$867,895	$2,012,134	$12,766,518
% to total loans and leases	19%	15%	30%	8%	5%	7%	16%	100%
Year ended December 31, 2023
Charge-offs	$26,653	$184	$300	$794	$15,641	$41	$22,394	$66,007
Recoveries	(7,735)	(54)	(7)	(532)	(1,986)	(260)	(1,625)	(12,199)
Net charge-offs (recoveries)	$18,918	$130	$293	$262	$13,655	$(219)	$20,769	$53,808
Average loan balance	$2,589,147	$1,863,542	$3,562,070	$1,008,768	$588,592	$817,758	$1,922,828	$12,352,704
Ratio of net charge-offs (recoveries) to average gross loans	0.73%	0.01%	0.01%	0.03%	2.32%	(0.03)%	1.08%	0.44%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 7 to the unaudited Consolidated Financial Statements and "Nonperforming Assets" above for further information.

Noninterest Income
Three months ended June 30, 2024: During the three months ended June 30, 2024, noninterest income was $91.6 million, an increase of $24.7 million from $66.9 million during the three months ended June 30, 2023. The increase was primarily driven by $11.0 million from Cash Connect® due to the addition of customers during the fourth quarter of 2023 and first half of 2024 and the higher rate environment, $5.3 million in Wealth Management fees, a $3.4 million gain due to the reduction of our Visa B derivative liability established from our previous sale of 360,000 shares in 2Q 2020, a $2.0 million gain from post-close distributions from our investment in Spring EQ, and $1.8 million in capital markets income.
Six months ended June 30, 2024: During the six months ended June 30, 2024, noninterest income was $167.5 million, an increase of $37.5 million from $130.0 million during the six months ended June 30, 2023. This increase was primarily driven by $19.2 million from Cash Connect® due to the reason mentioned above, $7.7 million in Wealth Management fees, the $3.4 million gain on our Visa B derivative liability mentioned above, $2.0 million in capital markets income, the $2.0 million gain related to Spring EQ mentioned above, and $1.4 million from mortgage banking activities.
For further information, see Note 3 to the unaudited Consolidated Financial Statements.
Noninterest Expense
Three months ended June 30, 2024: During the three months ended June 30, 2024, noninterest expense was $155.8 million, an increase of $14.5 million from $141.3 million for the three months ended June 30, 2023. The increase was primarily due to $10.9 million from salaries and benefits costs and $9.5 million from other operating expense driven by higher funding costs from Cash Connect® due to a shift towards external funding, partially offset by decreases of $2.6 million in net corporate development and restructuring costs, $1.8 million in loan workout and OREO expenses, and $1.3 million in professional fees.
Six months ended June 30, 2024: During the six months ended June 30, 2024, noninterest expense was $304.8 million, an increase of $30.5 million from $274.3 million for the six months ended June 30, 2023. The increase was primarily due to $20.8 million in other operating expense driven by higher funding costs from Cash Connect® due to a shift towards external funding and $13.8 million in salaries and benefits, partially offset by a $2.4 million decrease in net corporate development and restructuring costs, $1.7 million in occupancy expense, and $1.3 million in professional fees.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $21.3 million and $42.5 million during the three and six months ended June 30, 2024, respectively, compared to income tax expense of $23.0 million and $44.0 million for the same periods in 2023, respectively.
Our effective tax rate was 23.5% and 23.9% for the three and six months ended June 30, 2024, respectively, compared to 25.1% for both the three and six months ended June 30, 2023. The effective tax rate for the three and six months ended June 30, 2024 decreased primarily due to an increase in projected tax benefits from our low-income housing tax credit investments, solar tax credit investments made during the current quarter, as well as a reduction in state income taxes.
The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, federal low-income housing tax credits, solar tax credits, research and development tax credits, and excess tax benefits from recognized stock compensation. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options, tax deficiencies from recognized stock compensation, and a provision for state income tax expense. We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

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

(Dollars and share amounts in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Stockholders’ equity of WSFS	$2,489,580	$2,477,636
Less: Goodwill and other intangible assets	996,181	1,004,560
Tangible common equity (numerator)	$1,493,399	$1,473,076
Shares of common stock outstanding (denominator)	59,261	60,538
Book value per share of common stock	$42.01	$40.93
Goodwill and other intangible assets	16.81	16.58
Tangible book value per share of common stock	$25.20	$24.33
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
Critical accounting estimates at June 30, 2024 did not significantly change from our critical accounting estimates at December 31, 2023, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at June 30, 2024 did not significantly change from our recent regulatory developments at December 31, 2023, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
(b)Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2024.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2022, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of 6,358,727 shares of common stock, or 10% of its outstanding shares as of June 30, 2022. Under the program, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The program is consistent with our intent to return a minimum of 35% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks.
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2024.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	25,000	$43.05	25,000	4,824,225
May 1, 2024 - May 31, 2024	418,000	44.71	418,000	4,406,225
June 1, 2024 - June 30, 2024	454,461	43.80	454,461	3,951,764
Total	897,461	$44.20	897,461
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

Exhibit Number	Description of Document
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 2, 2024, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: August 2, 2024	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2024	/s/ Arthur J. Bacci
Arthur J. Bacci
Executive Vice President, Chief Wealth Officer and
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)