Form 10-Q
period 2024-09-30
WSFS FINANCIAL CORP
filed 2024-11-06
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 58,897,850 shares as of October 31, 2024.

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
•changes in market interest rates, which may increase funding costs and/or reduce earning asset yields and thus reduce margin;
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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share and share data)	2024	2023	2024	2023
Interest income:
Interest and fees on loans and leases	$235,977	$218,903	$691,495	$620,511
Interest on mortgage-backed securities	25,348	26,654	77,029	81,310
Interest and dividends on investment securities:
Taxable	699	699	2,098	2,103
Tax-exempt	1,485	1,481	4,453	4,496
Other interest income	9,875	3,402	25,168	10,871
	273,384	251,139	800,243	719,291
Interest expense:
Interest on deposits	80,647	57,255	230,135	142,501
Interest on Federal Home Loan Bank advances	1,472	167	2,139	5,135
Interest on senior and subordinated debt	2,446	2,453	7,336	7,360
Interest on federal funds purchased	31	185	72	1,324
Interest on trust preferred borrowings	1,749	1,764	5,255	4,954
Interest on other borrowings	9,535	6,713	28,075	11,041
	95,880	68,537	273,012	172,315
Net interest income	177,504	182,602	527,231	546,976
Provision for credit losses	18,422	18,414	53,374	63,255
Net interest income after provision for credit losses	159,082	164,188	473,857	483,721
Noninterest income:
Credit/debit card and ATM income	24,621	14,869	68,165	42,660
Investment management and fiduciary income	36,648	32,720	107,182	95,575
Deposit service charges	6,837	6,534	19,820	18,850
Mortgage banking activities, net	2,067	1,254	5,931	3,680
Loan and lease fee income	1,513	1,621	4,742	4,183
Unrealized loss on equity investments, net	—	(5)	—	(9)
Realized gain on sale of equity investments, net	56	—	2,186	—
Bank owned life insurance income	1,540	1,697	3,533	3,967
Other income	16,876	13,978	46,054	33,760
	90,158	72,668	257,613	202,666
Noninterest expense:
Salaries, benefits and other compensation	86,124	74,453	245,179	219,669
Occupancy expense	9,595	9,529	28,461	30,069
Equipment expense	12,076	10,563	34,822	31,165
Data processing and operations expenses	4,985	4,867	13,452	14,362
Professional fees	3,819	4,612	13,081	15,169
Marketing expense	2,053	2,049	5,855	5,930
FDIC expenses	2,882	2,534	9,254	7,979
Loan workout and other credit costs	1,684	(189)	1,477	292
Corporate development expense	46	113	412	3,649
Restructuring expense	—	—	—	(787)
Other operating expense	40,459	31,158	116,570	86,490
	163,723	139,689	468,563	413,987
Income before taxes	85,517	97,167	262,907	272,400
Income tax provision	21,108	22,904	63,567	66,880
Net income	$64,409	$74,263	$199,340	$205,520
Less: Net (loss) income attributable to noncontrolling interest	(26)	97	(129)	272
Net income attributable to WSFS	$64,435	$74,166	$199,469	$205,248
Earnings per share:
Basic	$1.09	$1.22	$3.34	$3.35
Diluted	$1.08	$1.22	$3.33	$3.34
Weighted average shares of common stock outstanding:
Basic	59,185,848	60,941,922	59,788,212	61,264,862
Diluted	59,393,651	61,039,317	59,956,324	61,367,802

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$64,409	$74,263	$199,340	$205,520
Less: Net (loss) income attributable to noncontrolling interest	(26)	97	(129)	272
Net income attributable to WSFS	64,435	74,166	199,469	205,248
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available-for-sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $40,491, $(40,270), $24,984, and $(36,278), respectively	128,223	(127,523)	79,116	(114,880)
Net change in securities held-to-maturity
Amortization of net unrealized losses on available-for-sale securities reclassified to held-to-maturity, net of tax benefit of $1,252, $1,379, $3,613, and $4,080, respectively	3,965	4,366	11,442	12,924
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain and prior service cost, net of tax expense of $17, $16, $72, and $44, respectively	(53)	(51)	(229)	(140)
Net change in cash flow hedge
Net unrealized gain (loss) arising during the period, net of tax expense (benefit) of $3,386, $(508), $1,169, and $(869), respectively	10,722	(1,608)	3,702	(2,752)
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $—, $9, $—, and $34, respectively	—	(28)	—	(107)
	10,722	(1,636)	3,702	(2,859)
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax expense (benefit) of $1, $61, $(18), and $28, respectively	4	192	(57)	88
Total other comprehensive income (loss)	142,861	(124,652)	93,974	(104,867)
Total comprehensive income (loss)	$207,296	$(50,486)	$293,443	$100,381
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	September 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$571,798	$629,310
Cash in non-owned ATMs	414,931	458,889
Interest-bearing deposits in other banks including collateral (restricted cash) of $3,730 at September 30, 2024 and $4,270 at December 31, 2023	4,189	4,701
Total cash, cash equivalents, and restricted cash	990,918	1,092,900
Investment securities, available-for-sale (amortized cost of $4,290,823 at September 30, 2024 and $4,504,342 at December 31, 2023)	3,737,119	3,846,537
Investment securities, held-to-maturity, net of allowance for credit losses of $7 at September 30, 2024 and $8 at December 31, 2023 (fair value $958,969 at September 30, 2024 and $985,931 at December 31, 2023)	1,026,305	1,058,557
Other investments	16,976	17,434
Loans, held for sale at fair value	42,121	29,268
Loans and leases, net of allowance for credit losses of $197,490 at September 30, 2024 and $186,126 at December 31, 2023	13,124,684	12,583,202
Bank owned life insurance	35,658	42,762
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	17,497	15,398
Other real estate owned	1,301	1,569
Accrued interest receivable	87,360	85,979
Premises and equipment	104,401	104,484
Goodwill and intangible assets	992,163	1,004,560
Other assets	728,706	712,022
Total assets	$20,905,209	$20,594,672
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$4,685,957	$4,917,297
Interest-bearing	11,741,074	11,556,789
Total deposits	16,427,031	16,474,086
FHLB advances	43,158	—
Trust preferred borrowings	90,785	90,638
Senior and subordinated debt	218,573	218,400
Other borrowed funds	722,645	586,038
Accrued interest payable	73,418	46,684
Other liabilities	662,584	709,011
Total liabilities	18,238,194	18,124,857
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 76,246,771 at September 30, 2024 and 76,095,094 at December 31, 2023	762	761
Capital in excess of par value	1,994,072	1,984,746
Accumulated other comprehensive loss	(500,017)	(593,991)
Retained earnings	1,816,143	1,643,657
Treasury stock at cost, 17,213,764 shares at September 30, 2024 and 15,557,263 shares at December 31, 2023	(632,696)	(557,537)
Total stockholders’ equity of WSFS	2,678,264	2,477,636
Noncontrolling interest	(11,249)	(7,821)
Total stockholders' equity	2,667,015	2,469,815
Total liabilities and stockholders' equity	$20,905,209	$20,594,672

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2024
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, June 30, 2024	76,208,354	$762	$1,989,289	$(642,878)	$1,760,598	$(618,191)	$2,489,580	$(11,223)	$2,478,357
Net income (loss)	—	—	—	—	64,435	—	64,435	(26)	64,409
Other comprehensive income	—	—	—	142,861	—	—	142,861	—	142,861
Cash dividend, $0.15 per share	—	—	—	—	(8,890)	—	(8,890)	—	(8,890)
Issuance of common stock including proceeds from exercise of common stock options (1)	38,417	—	1,436	—	—	—	1,436	—	1,436
Stock-based compensation expense	—	—	2,813	—	—	—	2,813	—	2,813
Repurchases of common shares (2)	—	—	534	—	—	(14,505)	(13,971)	—	(13,971)
Balance, September 30, 2024	76,246,771	$762	$1,994,072	$(500,017)	$1,816,143	$(632,696)	$2,678,264	$(11,249)	$2,667,015

	Nine Months Ended September 30, 2024
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2023	76,095,094	$761	$1,984,746	$(593,991)	$1,643,657	$(557,537)	$2,477,636	$(7,821)	$2,469,815
Net income (loss)	—	—	—	—	199,469	—	199,469	(129)	199,340
Other comprehensive income	—	—	—	93,974	—	—	93,974	—	93,974
Cash dividend, $0.45 per share	—	—	—	—	(26,983)	—	(26,983)	—	(26,983)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(3,299)	(3,299)
Issuance of common stock including proceeds from exercise of common stock options (3)	151,677	1	336	—	—	—	337	—	337
Stock-based compensation expense	—	—	8,990	—	—	—	8,990	—	8,990
Repurchases of common stock (4)	—	—	—	—	—	(75,159)	(75,159)	—	(75,159)
Balance, September 30, 2024	76,246,771	$762	$1,994,072	$(500,017)	$1,816,143	$(632,696)	$2,678,264	$(11,249)	$2,667,015
(1)Issuance of common stock includes 1,610 shares withheld to cover tax liabilities.
(2)Repurchase of common stock includes 266,672 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.
(3)Issuance of common stock includes 51,714 shares withheld to cover tax liabilities.
(4)Repurchase of common stock includes 1,656,501 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.

	Three Months Ended September 30, 2023
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, June 30, 2023	76,021,963	$760	$1,977,945	$(656,059)	$1,523,849	$(531,836)	$2,314,659	$(7,275)	$2,307,384
Net income (loss)	—	—	—	—	74,166	—	74,166	97	74,263
Other comprehensive loss	—	—	—	(124,652)	—	—	(124,652)	—	(124,652)
Cash dividend, $0.15 per share	—	—	—	—	(9,157)	—	(9,157)	—	(9,157)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(239)	(239)
Issuance of common stock including proceeds from exercise of common stock options	21,939	1	2,057	—	—	—	2,058	—	2,058
Stock-based compensation expense	—	—	1,472	—	—	—	1,472	—	1,472
Repurchases of common shares (1)	—	—	—	—	—	(15,751)	(15,751)	—	(15,751)
Balance, September 30, 2023	76,043,902	$761	$1,981,474	$(780,711)	$1,588,858	$(547,587)	$2,242,795	$(7,417)	$2,235,378

	Nine Months Ended September 30, 2023
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2022	75,921,997	$759	$1,974,210	$(675,844)	$1,411,243	$(505,255)	$2,205,113	$(3,227)	$2,201,886
Net income	—	—	—	—	205,248	—	205,248	272	205,520
Other comprehensive loss	—	—	—	(104,867)	—	—	(104,867)	—	(104,867)
Cash dividend, $0.45 per share	—	—	—	—	(27,633)	—	(27,633)	—	(27,633)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(4,462)	(4,462)
Issuance of common stock including proceeds from exercise of common stock options	121,905	2	2,418	—	—	—	2,420	—	2,420
Stock-based compensation expense	—	—	7,211	—	—	—	7,211	—	7,211
Repurchases of common stock (2)	—	—	(2,365)	—	—	(42,332)	(44,697)	—	(44,697)
Balance, September 30, 2023	76,043,902	$761	$1,981,474	$(780,711)	$1,588,858	$(547,587)	$2,242,795	$(7,417)	$2,235,378
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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023

Operating activities:
Net income	$199,340	$205,520
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	53,374	63,255
Depreciation of premises and equipment, net	10,678	13,552
Accretion of fees and discounts, net	(17,825)	(20,891)
Amortization of intangible assets	11,784	11,596
Amortization of right-of-use lease assets	7,713	11,559
Decrease in operating lease liability	(8,115)	(9,328)
Income from mortgage banking activities, net	(5,931)	(3,680)
Loss on sale of other real estate owned and valuation adjustments, net	296	195
Stock-based compensation expense	8,990	7,211
Unrealized loss on equity investments, net	—	9
Realized gain on sale of equity investments, net	(2,186)	—
Deferred income tax benefit	(1,989)	(1,681)
Increase in accrued interest receivable	(1,381)	(7,461)
Increase in other assets	(28,889)	(42,228)
Origination of loans held for sale	(281,945)	(206,979)
Proceeds from sales of loans held for sale	229,224	144,990
Decrease in value of bank owned life insurance	376	511
Increase in capitalized interest, net	(1,038)	(1,702)
Increase in accrued interest payable	26,734	37,307
(Decrease) increase in other liabilities	(38,351)	86,052
Net cash provided by operating activities	$160,859	$287,807
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	45,827	57,826
Purchases of investment securities available-for-sale	(51,641)	(21,080)
Repayments, maturities and calls of investment securities available-for-sale	262,808	269,156
Proceeds from bank-owned life insurance death benefit	112	—
Proceeds from bank-owned life insurance surrender	6,616	—
Net increase in loans	(272,276)	(486,508)
Net cash paid for business combinations	—	(3,000)
Purchase of loans held-for-investment	(269,635)	(238,047)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(360,603)	(119,479)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	358,504	131,396
Sales of other real estate owned	550	833
Investment in premises and equipment	(10,595)	(2,953)
Sales of premises and equipment	—	3
Net cash used in investing activities	$(290,333)	$(411,853)

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Financing activities:
Net decrease in demand and saving deposits	$(352,369)	$(816,546)
Increase in time deposits	358,483	612,672
Decrease in brokered deposits	(51,676)	(33,486)
Receipts from FHLB advances	10,849,997	5,945,000
Repayments of FHLB advances	(10,806,839)	(6,295,000)
Receipts from federal funds purchased	380,001	6,033,000
Repayments of federal funds purchased	(380,001)	(6,008,000)
Receipts from Bank Term Funding Program	135,000	565,000
Distributions to noncontrolling shareholders	(3,299)	(4,462)
Cash dividend	(26,983)	(27,633)
Issuance of common stock including proceeds from exercise of common stock options	337	2,420
Redemption of senior and subordinated debt	—	(30,000)
Repurchases of common shares	(75,159)	(44,697)
Net cash (used in) provided by financing activities	$27,492	$(101,732)
Decrease in cash, cash equivalents, and restricted cash	(101,982)	(225,778)
Cash, cash equivalents, and restricted cash at beginning of period	1,092,900	837,258
Cash, cash equivalents, and restricted cash at end of period	$990,918	$611,480
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$246,279	$135,008
Income taxes	56,638	72,789
Non-cash information:
Loans transferred to other real estate owned	$282	$298
Loans transferred to portfolio from held-for-sale at fair value	43,499	68,022
Fair value of assets acquired, net of cash received	—	7,993
Fair value of liabilities assumed	—	4,993
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company), and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). As of September 30, 2024, the other subsidiaries of WSFS include The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2023 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at September 30, 2024.
RECENT ACCOUNTING PRONOUNCEMENTS
The following accounting pronouncements were adopted by the Company during the nine months ended September 30, 2024, but did not have a material impact on the unaudited Consolidated Financial Statements.
•ASU No. 2023-01, Leases (Topic 842) — Common Control Agreements
•ASU No. 2023-02, Investments — Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
There were no other applicable material accounting pronouncements adopted by the Company since December 31, 2023.
Accounting Guidance Pending Adoption as of September 30, 2024
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07): In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption is required retrospectively for all prior periods presented in the financial statements. The Company is finalizing its assessment of this update and the impact on its disclosures. The Company will adopt this guidance beginning with its Annual Report on Form 10-K for the year ending December 31, 2024.
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

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Bailment fees	$19,616	$9,982	$53,399	$28,051
Interchange fees	4,046	3,885	11,770	11,764
Other card and ATM fees	959	1,002	2,996	2,845
Total credit/debit card and ATM income	$24,621	$14,869	$68,165	$42,660
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Trust fees	$25,295	$22,062	$73,299	$64,514
Wealth management and advisory fees	11,353	10,658	33,883	31,061
Total investment management and fiduciary income	$36,648	$32,720	$107,182	$95,575
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Service fees	$4,649	$4,382	$13,533	$12,833
Return and overdraft fees	1,867	1,851	5,315	5,218
Other deposit service fees	321	301	972	799
Total deposit service charges	$6,837	$6,534	$19,820	$18,850
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
Other income
The following table presents the components of other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Managed service fees	$5,529	$5,301	$16,976	$15,316
Currency preparation	1,915	1,331	5,514	3,955
ATM loss protection	834	643	2,577	1,938
Capital markets revenue	3,371	3,581	9,750	8,170
Miscellaneous products and services	5,227	3,122	11,237	4,381
Total other income	$16,876	$13,978	$46,054	$33,760
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
See Note 14 for further information about the disaggregation of noninterest income by segment.

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income attributable to WSFS	$64,435	$74,166	$199,469	$205,248
Denominator:
Weighted average basic shares	59,186	60,942	59,788	61,265
Dilutive potential common shares	208	97	168	103
Weighted average fully diluted shares	59,394	61,039	$59,956	$61,368
Earnings per share:
Basic	$1.09	$1.22	$3.34	$3.35
Diluted	$1.08	$1.22	$3.33	$3.34
Outstanding common stock equivalents having no dilutive effect	—	18	2	18
Basic earnings per share is calculated by dividing Net income attributable to WSFS by the weighted-average basic shares outstanding. Diluted earnings per share is calculated by dividing Net income attributable to WSFS by the weighted-average fully diluted shares outstanding, using the treasury stock method. Fully diluted shares include the adjustment for the dilutive effect of common stock awards, which include outstanding stock options under the 2013 Incentive Plan and the 2018 Incentive Plan and unvested restricted stock units and performance stock units under the 2018 Incentive Plan.
5. INVESTMENT SECURITIES
Debt Securities
The following tables detail the amortized cost, allowance for credit losses and the estimated fair value of the Company's investments in available-for-sale and held-to-maturity debt securities. None of the Company's investments in debt securities are classified as trading.

	September 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligation (CMO)	$537,666	$566	$82,749	$—	$455,483
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,362,926	793	423,832	—	2,939,887
Freddie Mac (FHLMC) MBS	120,570	—	8,763	—	111,807
Ginnie Mae (GNMA) MBS	46,150	41	2,368	—	43,823
Government-sponsored enterprises (GSE) agency notes	223,511	—	37,392	—	186,119
	$4,290,823	$1,400	$555,104	$—	$3,737,119
Held-to-Maturity Debt Securities(1)
FNMA MBS	$841,697	$—	$68,348	$—	$773,349
State and political subdivisions	184,615	1,795	783	7	185,620
	$1,026,312	$1,795	$69,131	$7	$958,969
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $105.4 million at September 30, 2024, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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
The scheduled maturities of available-for-sale debt securities at September 30, 2024 and December 31, 2023 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2024 (1)
Within one year	$16,929	$16,709
After one year but within five years	128,143	123,447
After five years but within ten years	503,009	438,564
After ten years	3,642,742	3,158,399
	$4,290,823	$3,737,119
December 31, 2023 (1)
Within one year	$—	$—
After one year but within five years	86,224	82,387
After five years but within ten years	569,956	485,593
After ten years	3,848,162	3,278,557
	$4,504,342	$3,846,537
(1)Actual maturities could differ from contractual maturities.
As of September 30, 2024, the Company’s available-for-sale investment securities consisted of 986 securities, 953 of which were in an unrealized loss position.
As of September 30, 2024, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The scheduled maturities of held-to-maturity debt securities at September 30, 2024 and December 31, 2023 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2024 (1)
Within one year	$—	$—
After one year but within five years	14,343	14,317
After five years but within ten years	53,396	53,382
After ten years	958,573	891,270
	$1,026,312	$958,969
December 31, 2023 (1)
Within one year	$—	$—
After one year but within five years	10,932	10,856
After five years but within ten years	46,489	46,246
After ten years	1,001,144	928,829
	$1,058,565	$985,931
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 5.7 years at September 30, 2024.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $3.3 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of September 30, 2024 and December 31, 2023.
During the nine months ended September 30, 2024 and 2023, the Company had no sales of debt securities categorized as available-for-sale.
As of September 30, 2024 and December 31, 2023, the Company's debt securities portfolio had remaining unamortized premiums of $50.3 million and $56.9 million, respectively, and unaccreted discounts of $18.5 million and $20.9 million, respectively.
For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at September 30, 2024.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$—	$—	$444,751	$82,749	$444,751	$82,749
FNMA MBS	3,126	7	2,889,219	423,825	2,892,345	423,832
FHLMC MBS	—	—	111,801	8,763	111,801	8,763
GNMA MBS	1,896	3	37,791	2,365	39,687	2,368
GSE agency notes	—	—	186,119	37,392	186,119	37,392
	$5,022	$10	$3,669,681	$555,094	$3,674,703	$555,104

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
The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of September 30, 2024.
At September 30, 2024 and December 31, 2023, held-to-maturity debt securities had an amortized cost basis of $1.0 billion and $1.1 billion, respectively. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its non-government and non-agency securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of September 30, 2024, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$184,615
Not rated	841,697	—
Ending balance	$841,697	$184,615
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$185,912
Not rated	872,653	—
Ending balance	$872,653	$185,912

The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS debt securities for the nine months ended September 30, 2024 and 2023. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Allowance for credit losses:
Beginning balance	$7	$8	$8	$10
Release of credit losses	—	—	(1)	(2)
Ending balance	$7	$8	$7	$8
Accrued interest receivable of $3.1 million and $3.7 million as of September 30, 2024 and December 31, 2023, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of September 30, 2024 and December 31, 2023.
Equity Investments
The Company had equity investments of $17.0 million and $17.4 million as of September 30, 2024 and December 31, 2023, respectively.
During the three and nine months ended September 30, 2024, the Company recognized realized gains of $0.1 million and $2.2 million, respectively, related to our equity investments.
During the three and nine months ended September 30, 2023, the Company recognized $0.7 million of net gains and $1.0 million of net losses, respectively, related to our equity method investments within Other income on the unaudited Consolidated Statements of Income.

6. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$2,639,266	$2,540,070
Owner-occupied commercial	2,003,722	1,886,087
Commercial mortgages	4,149,049	3,801,180
Construction	805,857	1,035,530
Commercial small business leases	645,421	623,622
Residential(1)	940,780	870,705
Consumer(2)	2,138,079	2,012,134
	13,322,174	12,769,328
Less:
Allowance for credit losses	197,490	186,126
Net loans and leases	$13,124,684	$12,583,202
(1) Includes reverse mortgages at fair value of $3.2 million at September 30, 2024 and $2.8 million at December 31, 2023.
(2) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $70.8 million and $69.8 million at September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of allowance for credit losses and loan balances for the three and nine months ended September 30, 2024 and 2023. For the three months ended September 30, 2024, the decrease was primarily due to runoff in our consumer loan portfolio from our partnership with Upstart. For the nine months ended September 30, 2024, the increase was primarily due to net loan growth, as well as increases in criticized loan levels in the commercial mortgages portfolio and specific reserves on certain commercial loans.

(Dollars in thousands)	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended September 30, 2024
Allowance for credit losses
Beginning balance	$56,516	$9,668	$46,831	$9,198	$16,218	$5,057	$54,765	$198,253
Charge-offs	(11,277)	(177)	(205)	—	(5,451)	(8)	(5,983)	(23,101)
Recoveries	2,481	4	79	—	664	44	644	3,916
Provision (release)	9,075	292	2,284	(850)	3,943	370	3,308	18,422
Ending balance	$56,795	$9,787	$48,989	$8,348	$15,374	$5,463	$52,734	$197,490
Nine months ended September 30, 2024
Allowance for credit losses
Beginning balance	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
Charge-offs	(13,659)	(177)	(5,137)	—	(15,191)	(109)	(18,259)	(52,532)
Recoveries	5,983	209	183	—	2,086	176	1,884	10,521
Provision (release)	15,077	(964)	17,888	(2,414)	13,309	(87)	10,566	53,375
Ending balance	$56,795	$9,787	$48,989	$8,348	$15,374	$5,463	$52,734	$197,490
Period-end allowance allocated to:
Loans evaluated on an individual basis	$8,529	$—	$—	$—	$—	$—	$—	$8,529
Loans evaluated on a collective basis	48,266	9,787	48,989	8,348	15,374	5,463	52,734	188,961
Ending balance	$56,795	$9,787	$48,989	$8,348	$15,374	$5,463	$52,734	$197,490
Period-end loan balances:
Loans evaluated on an individual basis	$64,972	$6,465	$7,449	$3,308	$—	$8,442	$2,981	$93,617
Loans evaluated on a collective basis	2,574,294	1,997,257	4,141,600	802,549	645,421	929,152	2,135,098	13,225,371
Ending balance	$2,639,266	$2,003,722	$4,149,049	$805,857	$645,421	$937,594	$2,138,079	$13,318,988
(1)Period-end loan balance excludes reverse mortgages at fair value of $3.2 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner - occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended September 30, 2023
Allowance for credit losses
Beginning balance	$52,400	$6,335	$31,937	$9,228	$10,383	$5,043	$56,543	$171,869
Charge-offs	(7,153)	—	(300)	—	(3,522)	—	(5,872)	(16,847)
Recoveries	1,640	14	1	1	484	55	357	2,552
Provision	4,791	1,501	1,549	2,088	2,647	253	5,585	18,414
Ending balance	$51,678	$7,850	$33,187	$11,317	$9,992	$5,351	$56,613	$175,988
Nine months ended September 30, 2023
Allowance for loan losses
Beginning balance	$49,526	$6,019	$21,473	$6,987	$9,868	$4,668	$53,320	$151,861
Charge-offs	(20,169)	(184)	(300)	—	(10,327)	(33)	(15,374)	(46,387)
Recoveries	4,155	50	4	532	1,399	211	906	7,257
Provision	18,166	1,965	12,010	3,798	9,052	505	17,761	63,257
Ending balance	$51,678	$7,850	$33,187	$11,317	$9,992	$5,351	$56,613	$175,988
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1,054	$161	$—	$1,600	$—	$—	$—	$2,815
Loans evaluated on a collective basis	50,624	7,689	33,187	9,717	9,992	5,351	56,613	173,173
Ending balance	$51,678	$7,850	$33,187	$11,317	$9,992	$5,351	$56,613	$175,988
Period-end loan balances:
Loans evaluated on an individual basis	$26,355	$16,442	$7,918	$4,828	$—	$5,838	$1,798	$63,179
Loans evaluated on a collective basis	2,617,684	1,907,729	3,637,805	1,038,740	605,698	849,502	1,955,284	12,612,442
Ending balance	$2,644,039	$1,924,171	$3,645,723	$1,043,568	$605,698	$855,340	$1,957,082	$12,675,621
(1)Period-end loan balance excludes reverse mortgages at fair value of $2.8 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	September 30, 2024
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$2,175	$867	$3,042	$2,571,285	$41,095	$23,844	$2,639,266
Owner-occupied commercial	1,719	593	2,312	1,995,256	6,154	—	2,003,722
Commercial mortgages	7,879	21,835	29,714	4,111,886	7,449	—	4,149,049
Construction	22,979	—	22,979	779,570	3,308	—	805,857
Commercial small business leases	9,237	650	9,887	635,534	—	—	645,421
Residential(1)	5,406	15	5,421	927,074	5,099	—	937,594
Consumer(2)	15,910	7,754	23,664	2,111,325	3,090	—	2,138,079
Total	$65,305	$31,714	$97,019	$13,131,930	$66,195	$23,844	$13,318,988
% of Total Loans	0.49%	0.24%	0.73%	98.59%	0.50%	0.18%	100%
(1)Residential accruing current balances excludes reverse mortgages at fair value of $3.2 million.
(2)Includes $14.2 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

	December 31, 2023
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance(1)	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$1,630	$293	$1,923	$2,518,934	$13,645	$5,568	$2,540,070
Owner-occupied commercial	1,786	487	2,273	1,878,952	4,862	—	1,886,087
Commercial mortgages	1,190	—	1,190	3,777,698	22,292	—	3,801,180
Construction	—	—	—	1,022,913	12,617	—	1,035,530
Commercial small business leases	6,697	772	7,469	616,153	—	—	623,622
Residential(2)	9,261	—	9,261	856,055	2,579	—	867,895
Consumer(3)	15,249	10,032	25,281	1,984,407	2,446	—	2,012,134
Total	$35,813	$11,584	$47,397	$12,655,112	$58,441	$5,568	$12,766,518
% of Total Loans	0.28%	0.09%	0.37%	99.13%	0.46%	0.04%	100%
(1)Excludes nonaccruing loans held-for-sale.
(2)Residential accruing current balances excludes reverse mortgages, at fair value of $2.8 million.
(3)Includes $14.5 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$42,532	$22,407	$17,230	$1,983
Owner-occupied commercial	6,154	—	4,862	—
Commercial mortgages	7,449	—	22,292	—
Construction	3,308	—	12,617	—
Residential(2)	5,099	—	2,579	—
Consumer(3)	3,090	—	2,446	—
Total	$67,632	$22,407	$62,026	$1,983
(1)Excludes nonaccruing loans held-for-sale in 2023.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit.

As of September 30, 2024, there were 36 residential loans and 19 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $6.0 million and $8.9 million, respectively. As of December 31, 2023, there were 31 residential loans and 9 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $3.2 million and $1.1 million, respectively. Loan workout and other real estate owned (OREO) expenses (recoveries) were $0.8 million and $0.7 million during the three and nine months ended September 30, 2024, respectively, and $(0.3) million and less than $0.1 million during three and nine months ended September 30, 2023, respectively. Loan workout and OREO expenses are included in Loan workout and other credit costs on the unaudited Consolidated Statements of Income.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of September 30, 2024.

	Term Loans Amortized Cost Basis by Origination Year(1)
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial:
Risk Rating
Pass	$472,797	$662,751	$383,695	$135,462	$162,191	$298,797	$9,775	$242,784	$2,368,252
Special mention	17,659	3,913	4,979	2,744	2,670	1,195	—	15,899	49,059
Substandard or Lower	71,171	41,898	29,621	5,987	4,896	38,620	70	29,692	221,955
	$561,627	$708,562	$418,295	$144,193	$169,757	$338,612	$9,845	$288,375	$2,639,266
Current-period gross writeoffs	$—	$1,081	$3,782	$585	$275	$7,936	$—	$—	$13,659
Owner-occupied commercial:
Risk Rating
Pass	$222,614	$313,975	$211,697	$230,312	$171,898	$430,446	$—	$252,832	$1,833,774
Special mention	10,530	1,948	20,157	1,300	25,677	5,324	—	2,310	67,246
Substandard or Lower	—	5,183	23,193	10,720	5,319	46,546	—	11,741	102,702
	$233,144	$321,106	$255,047	$242,332	$202,894	$482,316	$—	$266,883	$2,003,722
Current-period gross writeoffs	$—	$114	$—	$—	$—	$63	$—	$—	$177
Commercial mortgages:
Risk Rating
Pass	$448,085	$747,896	$524,510	$437,941	$407,068	$917,704	$—	$465,513	$3,948,717
Special mention	3,946	18,781	16,100	5,743	2,655	2,309	—	36,825	86,359
Substandard or Lower	32,205	28,132	930	130	25,105	26,739	—	732	113,973
	$484,236	$794,809	$541,540	$443,814	$434,828	$946,752	$—	$503,070	$4,149,049
Current-period gross writeoffs	$—	$62	$—	$—	$97	$4,978	$—	$—	$5,137
Construction:
Risk Rating
Pass	$247,244	$289,273	$173,141	$7,798	$88	$2,241	$—	$29,014	$748,799
Special mention	2,200	—	3,400	—	—	—	—	—	5,600
Substandard or Lower	1,743	24,809	20,779	3,439	—	142	—	546	51,458
	$251,187	$314,082	$197,320	$11,237	$88	$2,383	$—	$29,560	$805,857
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial small business leases:
Risk Rating
Performing	$193,681	$207,734	$138,351	$67,168	$20,199	$18,288	$—	$—	$645,421
Nonperforming	—	—	—	—	—	—	—	—	—
	$193,681	$207,734	$138,351	$67,168	$20,199	$18,288	$—	$—	$645,421
Current-period gross writeoffs	$409	$3,903	$6,391	$2,965	$1,069	$454	$—	$—	$15,191
Residential(2):
Risk Rating
Performing	$124,092	$181,135	$63,356	$93,860	$51,527	$415,006	$—	$—	$928,976
Nonperforming	—	121	362	3,473	857	3,805	—	—	8,618
	$124,092	$181,256	$63,718	$97,333	$52,384	$418,811	$—	$—	$937,594
Current-period gross writeoffs	$—	$—	$—	$—	$—	$109	$—	$—	$109
Consumer(3):
Risk Rating
Performing	$247,462	$377,635	$475,078	$125,151	$89,903	$273,693	$540,062	$6,114	$2,135,098
Nonperforming	—	249	96	267	196	27	1,843	303	2,981
	$247,462	$377,884	$475,174	$125,418	$90,099	$273,720	$541,905	$6,417	$2,138,079
Current-period gross writeoffs	$891	$2,575	$11,318	$2,241	$785	$449	$—	$—	$18,259
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
The following tables show the period-end amortized cost basis of troubled loans modified during the three and nine months ended September 30, 2024 and 2023, disaggregated by portfolio segment and type of modification granted:

	Three Months Ended September 30, 2024
(Dollars in thousands)	Term Extension	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$7,021	$—	$15,157	$—	$28	$22,206	0.84%
Commercial mortgages	14,557	—	—	—	—	14,557	0.35%
Construction	18,120	—	—	—	—	18,120	2.25%
Residential	—	121	25	—	—	146	0.02%
Consumer(1)	307	—	879	1,234	—	2,420	0.11%
Total	$40,005	$121	$16,061	$1,234	$28	$57,449	0.43%

	Nine Months Ended September 30, 2024
(Dollars in thousands)	Term Extension	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$66,728	$—	$16,028	$755	$28	$83,539	3.17%
Commercial mortgages	14,557	—	—	—	—	14,557	0.35%
Construction	21,294	—	—	—	—	21,294	2.64%
Residential	—	121	25	—	—	146	0.02%
Consumer(1)	717	—	1,897	3,406	—	6,020	0.28%
Total	$103,296	$121	$17,950	$4,161	$28	$125,556	0.94%
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	Three months ended September 30, 2023
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$23,972	$1,193	$—	$31	$—	$25,196	0.95%
Owner-occupied commercial	67	—	—	—	—	67	—%
Construction	9,194	—	—	—	—	9,194	0.88%
Residential	563	50	—	—	—	613	0.07%
Consumer(1)	392	1,687	3,291	—	300	5,670	0.29%
Total	$34,188	$2,930	$3,291	$31	$300	$40,740	0.32%

	Nine Months Ended September 30, 2023
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$36,683	$1,193	$10,163	$31	$—	$48,070	1.48%
Owner-occupied commercial	—	—	1,062	209	—	1,271	0.07%
Commercial mortgages	9,427	—	—	—	—	9,427	0.26%
Construction	9,194	—	—	—	—	9,194	0.88%
Residential	563	50	—	—	—	613	0.07%
Consumer(1)	1,102	2,704	5,154	157	494	9,611	0.49%
Total	$56,969	$3,947	$16,379	$397	$494	$78,186	0.62%
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

The following table describes the financial effect of the modifications made to troubled loans during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)
Commercial and industrial	0.31	6.11%	0.11%	0.90	6.11%	0.13%
Commercial mortgages	0.45	—	—	0.45	—	—
Construction	0.17	—	—	0.37	—	—
Residential	—	4.25	—	—	4.25	—
Consumer	0.49	—	0.02	0.48	—	0.04

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)
Commercial and industrial	1.80	4.00%	0.09%	1.55	4.00%	0.09%
Owner-occupied commercial	0.92	—	—	1.27	2.58	0.01
Commercial mortgages	—	—	—	1.33	—	—
Construction	0.27	—	—	0.27	—	—
Residential	20.18	—	—	20.18	—	—
Consumer	0.39	4.00	0.04	3.07	3.27	0.07
(1)Represents the weighted-average increase in the life of modified loans measured in years, which reduces monthly payment amounts for borrowers.
(2)Represents the weighted-average decrease in the contractual interest rate on the modified loans.
(3)Represents the percentage of loans deferred over the total loan portfolio excluding reverse mortgages at fair value.
As of September 30, 2024 and December 31, 2023, the Company had commitments to extend credit of $26.0 million and $18.4 million, respectively, to borrowers experiencing financial difficulty whose terms had been modified.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
The following tables show the amortized cost of loans that received a modification that had a payment default during the three and nine months ended September 30, 2024 and 2023 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

	Three Months Ended September 30, 2024
	Term Extension	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Total
Commercial and industrial	$19,176	$—	$14,997	$34,173
Residential	—	121	—	121
Consumer	—	—	96	96
Total	$19,176	$121	$15,093	$34,390

	Nine Months Ended September 30, 2024
	Term Extension	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Total
Commercial and industrial	$34,341	$—	$14,997	$49,338
Residential	—	121	—	121
Consumer	—	—	96	96
Total	$34,341	$121	$15,093	$49,555

	Three Months Ended September 30, 2023
	Term Extension	More-Than-Insignificant Payment Delay	Combination Term Extension & Payment Delay	Total
Commercial and industrial	$707	$—	$10,163	$10,870
Owner-occupied commercial	—	—	1,062	1,062
Consumer	$—	$101	$—	$101
Total	$707	$101	$—	$12,033

	Nine Months Ended September 30, 2023
	Term Extension	More-Than-Insignificant Payment Delay	Combination Term Extension & Payment Delay	Total
Commercial and industrial	$707	$—	$10,163	$10,870
Owner-occupied commercial	—	—	1,062	1,062
Consumer	—	101	—	101
Total	$707	$101	$11,225	$12,033
The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the last 12 months as of September 30, 2024 and 2023:

	September 30, 2024
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$—	$—	$63,410	$44,121	$107,531
Commercial mortgages	—	—	30,001	—	30,001
Construction	—	—	21,294	—	21,294
Residential	—	—	—	309	309
Consumer(1)	908	382	6,147	182	7,619
Total	$908	$382	$120,852	$44,612	$166,754
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	September 30, 2023
	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$428	$—	$36,299	$11,343	$48,070
Owner-occupied commercial	—	—	—	1,271	1,271
Commercial mortgages	—	—	9,427	—	9,427
Construction	8,285	—	909	—	9,194
Residential	—	—	613	—	613
Consumer(1)	727	207	8,277	400	9,611
Total	$9,440	$207	$55,525	$13,014	$78,186
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
The components of operating lease cost were as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost (1)	$4,308	$3,077	$12,732	$12,593
Sublease income	(30)	(37)	(90)	(118)
Net lease cost	$4,278	$3,040	$12,642	$12,475
(1)Includes variable lease cost and short-term lease cost.
Supplemental information related to operating leases was as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Right-of-use assets	$134,342	$130,601
Lease liabilities	$157,309	$151,596

Lease term and discount rate
Weighted average remaining lease term (in years)	12.73	13.01
Weighted average discount rate	5.26%	5.20%
Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	September 30, 2024
Remaining in 2024	$4,721
2025	18,730
2026	17,985
2027	16,584
2028	16,601
After 2028	145,256
Total lease payments	219,877
Less: Interest	(62,568)
Present value of lease liabilities	$157,309

Supplemental cash flow information related to operating leases was as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,999	$4,041	$14,482	$14,235
As of September 30, 2024, the Corporation had not entered into any material leases that have not yet commenced.
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
The components of direct finance lease income are summarized in the table below:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Direct financing leases:
Interest income on lease receivable	$16,051	$13,682	$46,665	$39,200
Interest income on deferred fees and costs, net	(2,034)	(1,643)	(5,715)	(4,479)
Total direct financing lease net interest income	$14,017	$12,039	$40,950	$34,721
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Lease receivables	$747,886	$721,338
Unearned income	(122,591)	(114,341)
Deferred fees and costs	20,126	16,625
Net investment in direct financing leases	$645,421	$623,622

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1, or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the nine months ended September 30, 2024, management determined based on its qualitative assessment that the fair values of our reporting units exceeded their carrying values, and no goodwill impairment existed during the nine months ended September 30, 2024.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth Management	Consolidated Company
December 31, 2023	$753,586	$132,312	$885,898
Goodwill adjustments	—	—	—
September 30, 2024	$753,586	$132,312	$885,898
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
September 30, 2024
Core deposits	$104,751	$(58,463)	$46,288	10 years
Customer relationships	73,880	(22,229)	51,651	7-15 years
Loan servicing rights(1)	13,200	(7,774)	5,426	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$194,731	$(88,466)	$106,265
December 31, 2023
Core deposits	$104,751	$(50,754)	$53,997	10 years
Customer relationships	73,880	(18,153)	55,727	7-15 years
Loan servicing rights(2)	12,613	(6,575)	6,038	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$194,144	$(75,482)	$118,662
(1)Includes impairment losses of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.
(2)Includes impairment losses of less than $0.1 million for the year ended December 31, 2023.
The Company recognized amortization expense on intangible assets of $3.9 million and $11.8 million for the three and nine months ended September 30, 2024, respectively, compared to $3.9 million and $11.6 million for the three and nine months ended September 30, 2023, respectively.

The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	September 30, 2024
Remaining in 2024	$4,207
2025	16,640
2026	15,923
2027	15,444
2028	14,609
Thereafter	36,542
Total	$103,365
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
The value of the Company's mortgage servicing rights was $1.5 million and $1.7 million at September 30, 2024 and December 31, 2023, respectively, and the value of its SBA loan servicing rights was $3.9 million and $4.3 million at September 30, 2024 and December 31, 2023, respectively. Changes in the value of the Company's servicing rights resulted in impairment losses of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and a reversal of impairment losses of $0.2 million and less than $0.1 million for the three and nine months ended September 30, 2023, respectively. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the unaudited Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the unaudited Consolidated Statements of Income.
Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of September 30, 2024 or December 31, 2023. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.
10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Noninterest-bearing:
Noninterest demand	$4,685,957	$4,917,297
Total noninterest-bearing	$4,685,957	$4,917,297

Interest-bearing:
Interest-bearing demand	$2,931,448	$2,935,530
Savings	1,488,373	1,610,143
Money market	5,178,388	5,175,123
Customer time deposits	2,142,865	1,784,317
Brokered deposits	—	51,676
Total interest-bearing	11,741,074	11,556,789
Total deposits	$16,427,031	$16,474,086

11. INCOME TAXES
There were no unrecognized tax benefits as of September 30, 2024. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2020 through 2023 tax years are subject to examination as of September 30, 2024. The Company does not expect to record or realize any material unrecognized tax benefits during 2024.
The amortization of the low-income housing credit investments has been reflected as income tax expense of $1.9 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, and $5.7 million and $4.1 million for the nine months ended September 30, 2024 and 2023, respectively.
The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the three months ended were $1.7 million, $1.9 million, and $0.6 million, respectively. The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the nine months ended September 30, 2024 were $5.1 million, $5.7 million and $1.7 million, respectively. The carrying value of the investment in affordable housing credits is $81.3 million at September 30, 2024, compared to $87.1 million at December 31, 2023 and is included in the Other assets line item on the unaudited Consolidated Statements of Financial Condition.
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

The following tables present financial instruments carried at fair value as of September 30, 2024 and December 31, 2023 by level in the valuation hierarchy (as described above):

	September 30, 2024
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$455,483	$—	$455,483
FNMA MBS	—	2,939,887	—	2,939,887
FHLMC MBS	—	111,807	—	111,807
GNMA MBS	—	43,823	—	43,823
GSE agency notes	—	186,119	—	186,119
Other assets	—	166,339	56	166,395
Total assets measured at fair value on a recurring basis	$—	$3,903,458	$56	$3,903,514

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$133,020	$8,285	$141,305

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$14,322	$14,322
Other real estate owned	—	—	1,301	1,301
Loans held for sale	—	42,121	—	42,121
Total assets measured at fair value on a nonrecurring basis	$—	$42,121	$15,623	$57,744

	December 31, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$464,619	$—	$464,619
FNMA MBS	—	3,042,350	—	3,042,350
FHLMC MBS	—	115,532	—	115,532
GNMA MBS	—	43,340	—	43,340
GSE agency notes	—	180,696	—	180,696
Other assets	—	153,569	78	153,647
Total assets measured at fair value on a recurring basis	$—	$4,000,106	$78	$4,000,184

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$137,616	$14,026	$151,642

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$15,206	$15,206
Other real estate owned	—	—	1,569	1,569
Loans held for sale	—	29,268	—	29,268
Total assets measured at fair value on a nonrecurring basis	$—	$29,268	$16,775	$46,043

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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $6.0 million at September 30, 2024 and $7.3 million at December 31, 2023, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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
Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following tables provide a description of the valuation techniques and significant unobservable inputs for the Company's financial instruments classified as Level 3 as of September 30, 2024 and December 31, 2023:

(Dollars in thousands)	September 30, 2024
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$14,322	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	1,301	Fair market value of collateral	Costs to sell	10.0%-20.0% (19.3%)
Other assets (Risk participation agreements purchased)	56	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (189 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	112	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (213 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	8,173	Discounted cash flow	Timing of Visa litigation resolution	2.75 years or 2Q 2027

(Dollars in thousands)	December 31, 2023
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$15,206	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	1,569	Fair market value of collateral	Costs to sell	10.0% - 20.0% (18.1%)
Other assets (Risk participation agreements purchased)	78	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (195 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	3	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (95 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	14,023	Discounted cash flow	Timing of Visa litigation resolution	1.00 - 4.75 years (3.06 years or 4Q 2025)

The book value and estimated fair value of the Company's financial instruments are as follows:

		September 30, 2024		December 31, 2023
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$990,918	$990,918	$1,092,900	$1,092,900
Investment securities available-for-sale	Level 2	3,737,119	3,737,119	3,846,537	3,846,537
Investment securities held-to-maturity, net	Level 2	1,026,305	958,969	1,058,557	985,931
Other investments	Level 3	16,976	16,976	17,434	17,434
Loans, held for sale	Level 2	42,121	42,121	29,268	29,268
Loans and leases, net(1)	Level 3	13,124,684	13,360,280	12,583,202	12,514,431
Stock in FHLB of Pittsburgh	Level 2	17,497	17,497	15,398	15,398
Accrued interest receivable	Level 2	87,360	87,360	85,979	85,979
Other assets	Levels 2, 3	166,395	166,395	153,647	153,647
Financial liabilities:
Deposits	Level 2	$16,427,031	$16,418,398	$16,474,086	$16,449,198
Borrowed funds	Level 2	1,075,161	1,093,335	895,076	912,760
Standby letters of credit	Level 3	675	675	814	814
Accrued interest payable	Level 2	73,418	73,418	46,684	46,684
Other liabilities	Levels 2, 3	141,305	141,305	151,642	151,642
 (1) Includes reverse mortgage loans.
At September 30, 2024 and December 31, 2023 the Company had no commitments to extend credit measured at fair value.

13. DERIVATIVE FINANCIAL INSTRUMENTS
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both economic conditions and its business operations. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions. The Company does not use derivative financial instruments for proprietary or speculative trading.
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of September 30, 2024.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate swaps	18	$1,500,000	Other assets	$32,323
Total		$1,500,000		$32,323
Derivatives not designated as hedging instruments:
Interest rate swaps		$2,875,981	Other assets	$131,543
Interest rate swaps		2,875,981	Other liabilities	(131,543)
Interest rate lock commitments with customers		67,991	Other assets	1,071
Interest rate lock commitments with customers		390	Other liabilities	(2)
Forward sale commitments		14,548	Other assets	42
Forward sale commitments		58,479	Other liabilities	(258)
FX forwards		34,636	Other assets	1,360
FX forwards		33,204	Other liabilities	(1,217)
Risk participation agreements sold		102,449	Other liabilities	(112)
Risk participation agreements purchased		89,053	Other assets	56
Financial derivatives related to sales of certain Visa Class B shares		55,358	Other liabilities	(8,173)
Total derivatives		$7,708,070		$25,090

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
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2024 and September 30, 2023.

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2024	2023	2024	2023
Interest rate options	$10,722	$(1,608)	$3,702	$(2,752)	Interest income
Total	$10,722	$(1,608)	$3,702	$(2,752)

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2024	2023	2024	2023
Interest rate swaps and options	$2,774	$3,427	$7,928	$7,397	Other income
Interest rate lock commitments with customers	143	(171)	399	116	Mortgage banking activities, net
Forward sale commitments	(977)	595	(733)	$660	Mortgage banking activities, net
FX forwards	91	97	370	126	Other income
Risk participation agreements	(62)	(317)	(97)	(330)	Other income
Total	$1,969	$3,631	$7,867	$7,969

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
As of September 30, 2024, the Company had 18 interest rate floors purchased at an aggregate premium of $29.7 million with an aggregate notional amount of $1.5 billion to hedge variable cash flows associated with a variable rate loan pool through the third quarter of 2027. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of September 30, 2024, the Company determined the cash flow hedges remain highly effective. During the three and nine months ended September 30, 2024, $1.3 million and $3.1 million, respectively, of amortization expense on the premium was reclassified into interest income compared to $0.4 million and $0.6 million during the three and nine months ended September 30, 2023, respectively. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
Derivatives Not Designated as Hedging Instruments:
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps with commercial loan customers wishing to manage interest rate risk. The Company then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of September 30, 2024, there were no fair value adjustments related to credit quality.
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
Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of September 30, 2024, there were no fair value adjustments related to credit quality.

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
At September 30, 2024 and December 31, 2023, there were 161 and 188 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's customers, respectively. The initial notional aggregate amount was approximately $0.7 billion at September 30, 2024 and December 31, 2023. At September 30, 2024, the swap transactions remaining maturities ranged from under 1 year to 11 years. At September 30, 2024, one of these customer swaps was in a paying position to third parties for less than $0.1 million, with our swap guarantees having a fair value of $6.0 million. At December 31, 2023, none of these customer swaps were in a paying position to third parties, with the Company's swap guarantees having a fair value of $7.3 million. For both periods, none of the Company's customers were in default of the swap agreements.
Credit-risk-related Contingent Features
The Company has agreements with certain derivative counterparties that contain a provision under which, if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $3.7 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements. If the Company had breached any of these provisions at September 30, 2024, it could have been required to settle its obligations under the agreements at the termination value.

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
The WSFS Bank segment provides financial products to commercial and consumer customers. Commercial and Consumer Banking and other banking business units are operating departments of WSFS Bank. These departments share the same regulators, the same market, many of the same customers and provide similar products and services through the general infrastructure of the Bank. Accordingly, these departments are not considered discrete segments and are appropriately aggregated in the WSFS Bank segment.
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

The following tables show segment results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$267,430	$—	$5,954	$273,384	$245,520	$—	$5,619	$251,139
Noninterest income	21,338	31,805	37,015	90,158	18,371	21,231	33,066	72,668
Total external customer revenues	288,768	31,805	42,969	363,542	263,891	21,231	38,685	323,807
Inter-segment revenues:
Interest income	8,587	293	28,414	37,294	7,213	340	27,011	34,564
Noninterest income	8,901	468	227	9,596	7,384	499	190	8,073
Total inter-segment revenues	17,488	761	28,641	46,890	14,597	839	27,201	42,637
Total revenue	306,256	32,566	71,610	410,432	278,488	22,070	65,886	366,444
External customer expenses:
Interest expense	86,768	—	9,112	95,880	60,133	—	8,404	68,537
Noninterest expenses	118,219	24,481	21,023	163,723	105,655	15,524	18,510	139,689
Provision for (release of) credit losses	18,426	—	(4)	18,422	18,544	—	(130)	18,414
Total external customer expenses	223,413	24,481	30,131	278,025	184,332	15,524	26,784	226,640
Inter-segment expenses:
Interest expense	28,707	4,885	3,702	37,294	27,351	4,068	3,145	34,564
Noninterest expenses	695	1,571	7,330	9,596	689	1,391	5,993	8,073
Total inter-segment expenses	29,402	6,456	11,032	46,890	28,040	5,459	9,138	42,637
Total expenses	252,815	30,937	41,163	324,915	212,372	20,983	35,922	269,277
Income before taxes	$53,441	$1,629	$30,447	$85,517	$66,116	$1,087	$29,964	$97,167
Income tax provision				21,108				22,904
Consolidated net income				64,409				74,263
Net (loss) income attributable to noncontrolling interest				(26)				97
Net income attributable to WSFS				$64,435				$74,166
Supplemental Information
Capital expenditures for the period ended	$2,896	$124	$618	$3,638	$1,131	$—	$10	$1,141

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External customer revenues:
Interest income	$782,950	$—	$17,293	$800,243	$703,210	$—	$16,081	$719,291
Noninterest income	60,198	89,155	108,260	257,613	46,610	59,402	96,654	202,666
Total external customer revenues	843,148	89,155	125,553	1,057,856	749,820	59,402	112,735	921,957
Inter-segment revenues:
Interest income	23,132	1,119	84,606	108,857	20,037	1,058	72,686	93,781
Noninterest income	24,662	1,381	698	26,741	21,545	1,455	389	23,389
Total inter-segment revenues	47,794	2,500	85,304	135,598	41,582	2,513	73,075	117,170
Total revenue	890,942	91,655	210,857	1,193,454	791,402	61,915	185,810	1,039,127
External customer expenses:
Interest expense	241,528	—	31,484	273,012	152,582	—	19,733	172,315
Noninterest expenses	335,488	70,358	62,717	468,563	314,751	43,562	55,674	413,987
Provision for credit losses	53,046	—	328	53,374	62,589	—	666	63,255
Total external customer expenses	630,062	70,358	94,529	794,949	529,922	43,562	76,073	649,557
Inter-segment expenses:
Interest expense	85,725	12,308	10,824	108,857	73,744	11,478	8,559	93,781
Noninterest expenses	2,079	4,630	20,032	26,741	1,844	4,221	17,324	23,389
Total inter-segment expenses	87,804	16,938	30,856	135,598	75,588	15,699	25,883	117,170
Total expenses	717,866	87,296	125,385	930,547	605,510	59,261	101,956	766,727
Income before taxes	$173,076	$4,359	$85,472	$262,907	$185,892	$2,654	$83,854	$272,400
Income tax provision				63,567				66,880
Consolidated net income				199,340				205,520
Net (loss) income attributable to noncontrolling interest				(129)				272
Net income attributable to WSFS				$199,469				$205,248
Supplemental Information
Capital expenditures for the period ended	$9,289	$247	$1,059	$10,595	$2,943	$—	$10	$2,953

The following table shows significant components of segment net assets as of September 30, 2024 and December 31, 2023:

	September 30, 2024				December 31, 2023
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Financial Condition
Cash and cash equivalents	$585,912	$366,675	$38,331	$990,918	$600,483	$443,431	$48,986	$1,092,900
Goodwill	753,586	—	132,312	885,898	753,586	—	132,312	885,898
Other segment assets	18,574,502	17,097	436,794	19,028,393	18,191,585	15,654	408,635	18,615,874
Total segment assets	$19,914,000	$383,772	$607,437	$20,905,209	$19,545,654	$459,085	$589,933	$20,594,672

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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were three repurchases during the nine months ended September 30, 2024 for an aggregate of $0.7 million and one repurchase for $0.8 million during the same period in 2023.
Unfunded Lending Commitments
At September 30, 2024 and December 31, 2023, the allowance for credit losses of unfunded lending commitments was $12.8 million and $12.1 million, respectively. A provision expense of $1.3 million and $0.7 million was recognized during the three and nine months ended September 30, 2024, respectively, compared to a provision expense of $0.1 million and $0.2 million during the three and nine months ended September 30, 2023, respectively.

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

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Net change in equity method investments	Total
Balance, June 30, 2024	$(549,039)	$(84,046)	$(4,790)	$(5,423)	$420	$(642,878)
Other comprehensive income (loss)	128,223	—	(4)	10,722	4	138,945
Less: Amounts reclassified from accumulated other comprehensive loss	—	3,965	(49)	—	—	3,916
Net current-period other comprehensive income (loss)	128,223	3,965	(53)	10,722	4	142,861
Balance, September 30, 2024	$(420,816)	$(80,081)	$(4,843)	$5,299	$424	$(500,017)

Balance, June 30, 2023	$(550,890)	$(99,945)	$(4,571)	$(1,115)	$462	$(656,059)
Other comprehensive (loss) income	(127,523)	—	(3)	(1,608)	192	(128,942)
Less: Amounts reclassified from accumulated other comprehensive loss	—	4,366	(48)	(28)	—	4,290
Net current-period other comprehensive (loss) income	(127,523)	4,366	(51)	(1,636)	192	(124,652)
Balance, September 30, 2023	$(678,413)	$(95,579)	$(4,622)	$(2,751)	$654	$(780,711)

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges(1)	Net change in equity method investments	Total
Balance, December 31, 2023	$(499,932)	$(91,523)	$(4,614)	$1,597	$481	$(593,991)
Other comprehensive income (loss)	79,116	—	(81)	3,702	(57)	82,680
Less: Amounts reclassified from accumulated other comprehensive loss	—	11,442	(148)	—	—	11,294
Net current-period other comprehensive income (loss)	79,116	11,442	(229)	3,702	(57)	93,974
Balance, September 30, 2024	$(420,816)	$(80,081)	$(4,843)	$5,299	$424	$(500,017)

Balance, December 31, 2022	$(563,533)	$(108,503)	$(4,482)	$108	$566	$(675,844)
Other comprehensive (loss) income	(114,880)	—	2	(2,752)	88	(117,542)
Less: Amounts reclassified from accumulated other comprehensive loss	—	12,924	(142)	(107)	—	12,675
Net current-period other comprehensive (loss) income	(114,880)	12,924	(140)	(2,859)	88	(104,867)
Balance, September 30, 2023	$(678,413)	$(95,579)	$(4,622)	$(2,751)	$654	$(780,711)
(1)Includes amortization of net gain for cash flow hedges terminated as of April 1, 2020.

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the tables below:

	Three Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2024	2023
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	5,217	5,745	Net interest income
Income taxes	(1,252)	(1,379)	Income tax provision
Net of tax	3,965	4,366
Amortization of defined benefit pension plan-related items:
Prior service credits	(19)	(19)
Actuarial gains	(46)	(44)
Total before tax	(65)	(63)	Salaries, benefits and other compensation
Income taxes	16	15	Income tax provision
Net of tax	(49)	(48)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	—	(37)	Interest and fees on loans and leases
Income taxes	—	9	Income tax provision
Net of tax	—	(28)
Total reclassifications	$3,916	$4,290

	Nine Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Income
	2024	2023
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	15,055	17,005	Net interest income
Income taxes	(3,613)	(4,081)	Income tax provision
Net of tax	11,442	12,924
Amortization of defined benefit pension plan-related items:
Prior service credits	(57)	(57)
Actuarial gains	(138)	(130)
Total before tax	(195)	(187)	Salaries, benefits and other compensation
Income taxes	47	45	Income tax provision
Net of tax	(148)	(142)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	—	(141)	Interest and fees on loans and leases
Income taxes	—	34	Income tax provision
Net of tax	—	(107)
Total reclassifications	$11,294	$12,675

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

18. SUBSEQUENT EVENTS
The Company evaluated subsequent events in accordance with ASC Topic 855 and determined that the following qualifies as a non-recognized subsequent event:
Repayment of Borrowed Funds
On October 11, 2024 and October 18, 2024, WSFS Bank executed repayments of advances under the Bank Term Funding Program (BTFP) totaling $700.0 million of principal and $25.1 million of accrued interest. The Bank has no borrowings remaining under the BTFP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $20.9 billion in assets and $87.2 billion in assets under management (AUM) and assets under administration (AUA) at September 30, 2024, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 192 years. In addition to our focus on stellar customer experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service.” Our strategy of “Engaged Associates, living our culture, enriching the communities we serve” focuses on exceeding customer expectations, delivering stellar experiences and building customer advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
As of September 30, 2024, we had six consolidated subsidiaries: WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Our banking business had a total loan and lease portfolio of $13.3 billion as of September 30, 2024, which was funded primarily through commercial relationships and consumer and customer generated deposits. We have built a $10.2 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking company specializing in a variety of residential mortgage and refinancing solutions. Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide, and manages approximately $1.6 billion in total cash and services approximately 32,400 non-bank ATMs and 9,700 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, and deposit safe cash logistics. Cash Connect® also supports 569 owned or branded ATMs for WSFS Bank Customers, which is one of the largest branded ATM networks in our market.
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients. Combined, these businesses had $87.2 billion of AUM and AUA at September 30, 2024.
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
As of September 30, 2024, we service our customers primarily from 114 offices located in Pennsylvania (57), Delaware (39), New Jersey (14), Florida (2) Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com and our mobile app.
Highlights and Other Notables Items for Three and Nine Months Ended September 30, 2024
•Three Months Ended September 30, 2024
◦The Wealth Management business completed the conversion of its trust accounting system and Client portal as part of the Bryn Mawr Trust integration plan.
◦During the quarter, WSFS Associates surpassed the Bank's 2024 volunteer commitment goal of 24,000 hours of service.
◦During the quarter, WSFS recognized $2.3 million in revenue from our partnership with Spring EQ related to the annual earnout from the previously announced sale, recognized within Other income on the unaudited Consolidated Statements of Income.
◦WSFS repurchased 266,672 shares of common stock under the Company's share repurchase programs at an average price of $51.82 per share, for an aggregate purchase price of approximately $13.8 million.
◦The Board of Directors approved a $0.15 per share quarterly cash dividend.
◦The Bank and the Company continue to be well above well-capitalized across all measures of regulatory capital, with total common equity Tier 1 capital of 13.46% and 13.56%, respectively, and total risk-based capital of 14.71% and 15.61%, respectively.

•Nine Months Ended September 30, 2024
◦Net loans and leases grew $541.5 million, or 6% annualized, compared to December 31, 2023.
◦The allowance for credit losses (ACL) on loans and leases increased $11.4 million when compared to December 31, 2023, primarily due to higher provision on our commercial mortgages portfolio.
◦During the nine months ended September 30, 2024, WSFS had capital returns of $101.5 million to stockholders, comprised of $74.5 million from share repurchases and $27.0 million from quarterly dividends.
◦WSFS recorded a $0.9 million expense for the final FDIC Special Assessment received during the year.
◦During the year, WSFS recognized $4.3 million of nonrecurring income from our partnership with Spring EQ, comprised of the $2.3 million annual earnout mentioned above and post-close distributions of $2.0 million related to the sale of our equity investment in Spring EQ that occurred in the fourth quarter of 2023.
◦As a result of the Visa Class B exchange program, (i) a $3.4 million gain resulting from the reduction of our Visa B derivative liability established from our previous sale of 360,000 shares in 2Q 2020 and (ii) a $0.1 million gain on the liquidation of a portion of our remaining equity investment.
◦In July 2024, Moody's Investor Services reaffirmed the Company's investment-grade issuer rating of Baa2 with a stable outlook. The ratings reaffirmation reflects the benefits of our diversified business model, our strong capital levels, earnings, liquidity, and asset quality.
◦During the year, we held our second annual "We Stand for Service Day", during which nearly 1,500 of our Associates volunteered at more than 130 community organizations across the Greater Philadelphia, Southern New Jersey and Delaware region.

FINANCIAL CONDITION
Total assets increased $310.5 million to $20.9 billion at September 30, 2024 compared to December 31, 2023. This increase is primarily comprised of the following:
•Net loans and leases held for investment increased $541.5 million, primarily due to increases of $125.9 million in consumer loans primarily from Spring EQ home equity loans, $117.6 million in owner-occupied commercial loans, $99.2 million in commercial and industrial loans and $70.1 million in residential mortgage loans. Commercial mortgages increased $347.9 million with a corresponding decrease of $229.7 million in construction due to the migration of construction loans to permanent commercial mortgages.
•Total investment securities decreased $141.7 million:
◦Investment securities, available-for-sale decreased $109.4 million, primarily due to repayments, maturities and calls of $262.8 million, partially offset by increased market values of $104.1 million and purchases of $51.6 million.
◦Investment securities, held-to-maturity decreased $32.3 million, primarily due to repayments, maturities and calls of $45.8 million, partially offset by $11.2 million of amortization of net unrealized losses on available-for-sale securities transferred to held-to-maturity.
•Total cash and cash equivalents decreased $102.0 million, due to loan growth and a shift to external funding sources in our Cash Connect® business, partially offset by an increase in wholesale funding.
Total liabilities increased $113.3 million to $18.2 billion at September 30, 2024 compared to December 31, 2023. This increase is primarily comprised of the following:
•Other borrowed funds increased $136.6 million, primarily due to $135.0 million borrowed from the Bank Term Funding Program (BTFP) as a result of favorable terms and pricing.
•Federal Home Loan Bank advances increased $43.2 million due to favorable pricing terms.
•Accrued interest payable increased $26.7 million due to the timing of interest payments on BTFP borrowings.
•Brokered deposits decreased $51.7 million due to a shift in funding sources.
•Other liabilities decreased $46.4 million, primarily due to a decrease of $54.4 million in collateral held on derivatives and derivative liabilities, partially offset by an increase of $5.7 million in our lease liabilities related to new leases and extensions.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited).
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS increased $200.6 million between December 31, 2023 and September 30, 2024. This increase was primarily due to $199.5 million of earnings and a decrease of $94.0 million in accumulated other comprehensive loss driven by market value increases on available-for-sale mortgage-backed securities, partially offset by $74.5 million from the repurchase of shares of common stock under our stock repurchase plan and the payment of dividends on our common stock of $27.0 million.
During the three months ended September 30, 2024, our Board of Directors approved a quarterly cash dividend of $0.15 per share of common stock. This dividend will be paid on November 22, 2024 to stockholders of record as of November 8, 2024.
Book value per share of common stock was $45.37 at September 30, 2024, an increase of $4.44 from $40.93 at December 31, 2023. Tangible book value per share of common stock (a non-GAAP financial measure) was $28.56 at September 30, 2024, an increase of $4.23 from $24.33 at December 31, 2023.  We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of September 30, 2024:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,402,661	14.71%	$1,306,575	8.00%	$1,633,219	10.00%
WSFS Financial Corporation	2,549,909	15.61	1,307,069	8.00	1,633,836	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,198,431	13.46	979,932	6.00	1,306,575	8.00
WSFS Financial Corporation	2,215,602	13.56	980,301	6.00	1,307,069	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,198,431	13.46	734,949	4.50	1,061,592	6.50
WSFS Financial Corporation	2,215,602	13.56	735,226	4.50	1,061,993	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,198,431	10.68	823,529	4.00	1,029,411	5.00
WSFS Financial Corporation	2,215,602	10.75	824,057	4.00	1,030,071	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of September 30, 2024, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, WSFS separately held $307.4 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

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
As of September 30, 2024, the Company had $1.0 billion in cash, cash equivalents, and restricted cash. As of September 30, 2024, our estimated uninsured deposits were $6.1 billion, or 37% of total customer deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $4.9 billion, or 30% of total customer deposits.
As of September 30, 2024, the Company had a readily available, secured borrowing capacity of $5.6 billion from the FHLB and $2.0 billion through the Federal Reserve Discount Window. In addition, the Company had $1.4 billion in unpledged securities that could be used to support additional borrowings and $0.3 billion of cash deposited with the Federal Reserve Bank.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At September 30, 2024, we had $219.9 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 21 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases, see Note 8 to the unaudited Consolidated Financial Statements. At September 30, 2024, we had obligations for principal payments on long-term debt including $43.2 million of FHLB advances, $67.0 million for our trust preferred borrowings, due June 1, 2035, $70.0 million of fixed-to-floating rate subordinated notes due 2027, and $150.0 million for our senior debt, due December 15, 2030. At September 30, 2024, we had advances of $700.0 million under the BTFP, due January 2025. On October 11, 2024 and October 18, 2024, WSFS Bank executed repayments of advances under the Bank Term Funding Program (BTFP) totaling $700.0 million of principal and $25.1 million of accrued interest. Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the RBC Trusts), which were acquired from Bryn Mawr Bank Corporation, were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures owed to the RBC Trusts with a current carrying value of $11.9 million each, totaling $23.8 million. The Company records its investments in the RBC Trusts’ common securities of $0.4 million each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II. The Company has fully and unconditionally guaranteed all of the obligations of the RBC Trusts, including any distributions and payments on liquidation or redemption of the capital securities. We are also contractually obligated to make interest payments on our long-term debt through their respective maturities.
Commitments to extend credit provide for financing on predetermined terms as long as the customer continues to meet specific criteria. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2024, the Company had total commitments to extend credit of $4.1 billion, which are generally one year commitments.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccruing loans(1):
Commercial and industrial	$64,939	$29,389
Owner-occupied commercial	6,154	4,862
Commercial mortgages	7,449	22,292
Construction	3,308	12,617
Residential	5,099	2,579
Consumer	3,090	2,446
Total nonaccruing loans(2)	90,039	74,185
Other real estate owned	1,301	1,569
Total nonperforming assets	$91,340	$75,754
Past due loans:
Commercial	$23,945	$1,552
Residential	15	—
Consumer(3)	7,754	10,032
Total past due loans	$31,714	$11,584
Troubled loans:
Commercial	$158,826	$85,330
Residential	309	777
Consumer	7,619	9,161
Total troubled loans	$166,754	$95,268
Ratio of allowance for credit losses to total loans and leases(4)	1.48%	1.46%
Ratio of nonaccruing loans to total gross loans and leases(5)	0.68	0.58
Ratio of nonperforming assets to total assets	0.44	0.37
Ratio of allowance for credit losses to nonaccruing loans	219	251
Ratio of allowance for credit losses to total nonperforming assets(6)	216	246
(1)Includes nonaccruing troubled loans.
(2)Includes nonaccrual loans held-for-sale as of December 31, 2023
(3)Includes U.S. government guaranteed student loans with little risk of credit loss.
(4)Represents amortized cost basis for loans and leases.
(5)Total loans exclude loans held for sale and reverse mortgages.
(6)Excludes acquired purchase credit deteriorated loans.
Nonperforming assets increased $15.6 million between December 31, 2023 and September 30, 2024. This increase was primarily driven by the addition of two C&I relationships during the third quarter, partially offset by favorable resolutions and paydowns of multiple loans during the year and a charge-off on a commercial mortgage relationship. The ratio of nonperforming assets to total assets increased from 0.37% at December 31, 2023 to 0.44% at September 30, 2024.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Beginning balance	$75,754	$43,372
Additions	146,457	75,216
Collections	(63,672)	(16,487)
Transfers to accrual(1)	(15,430)	(20,263)
Charge-offs	(51,769)	(24,080)
Ending balance	$91,340	$57,758
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

INTEREST RATE SENSITIVITY
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. The FOMC lowered the federal funds target rate once in 2024 for a total of 50 basis points and increased the target rate four times in 2023 for a total of 100 basis points, and has suggested it may continue lowering interest rates further in 2024. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At September 30, 2024, interest-bearing liabilities exceeded interest-earning assets that mature or reprice within one year (interest-sensitive gap) by $162.4 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 98.25% at September 30, 2024 compared with 99.67% at December 31, 2023. Likewise, the one-year interest-sensitive gap as a percentage of total assets was (0.78)% at September 30, 2024 compared with (0.14)% at December 31, 2023.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	13.8%	15.25%	15.7%	22.44%
+200	9.1%	15.73%	10.4%	21.46%
+100	4.4%	16.17%	5.2%	20.41%
+50	2.1%	16.42%	2.6%	19.85%
+25	0.9%	16.48%	1.3%	19.56%
—	—%	16.54%	—%	19.26%
-25	(1.0)%	16.60%	(1.3)%	18.96%
-50	(1.9)%	16.65%	(2.6)%	18.64%
-100	(3.4)%	16.50%	(4.9)%	18.00%
'-200	(5.7)%	15.90%	(9.6)%	16.50%
'-300	(8.1)%	14.40%	(14.2)%	14.80%
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

RESULTS OF OPERATIONS
Three months ended September 30, 2024: Net income for the three months ended September 30, 2024 was $64.4 million, compared to $74.2 million for the three months ended September 30, 2023.
•Net interest income decreased $5.1 million, primarily due to continued deposit mix shift and growth in higher priced deposit products over the past year. See “Net Interest Income” for further information.
•Our provision for credit losses was flat. See “Allowance for Credit Losses” for further information.
•Noninterest income increased $17.5 million, driven by the Cash Connect®, Wealth Management, Core Banking, and Mortgage business lines. Growth in Cash Connect® was driven by bailment Customers added in the fourth quarter of 2023 and first half of 2024. Growth in Wealth Management was driven by growth across all key product lines. We also recognized revenue from our partnership with Spring EQ. See “Noninterest Income” for further information.
•Noninterest expense increased $24.0 million, primarily due to higher salaries and benefits from annual performance-based increases and talent additions in key business lines and Cash Connect® funding costs associated with a shift towards external funding.
•Income tax provision decreased $1.8 million, primarily due to the $11.7 million decrease in pre-tax income, partially offset by higher state income taxes.
Nine months ended September 30, 2024: Net income for the nine months ended September 30, 2024 was $199.5 million, compared to $205.2 million for the nine months ended September 30, 2023.
•Net interest income decreased $19.7 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to the reasons described above. See “Net Interest Income” for further information.
•Our provision for credit losses for the nine months ended September 30, 2024 decreased $9.9 million compared to the nine months ended September 30, 2023, due to lower losses within our commercial and industrial loan portfolio and our residential and consumer loan portfolios, partially offset by higher losses on our commercial mortgages and commercial small business leases portfolios. See “Allowance for Credit Losses” for further information.
•Noninterest income for the nine months ended September 30, 2024 increased $54.9 million compared to the nine months ended September 30, 2023, primarily due to increases from Cash Connect®, Wealth Management fee income, revenue from our partnership with Spring EQ, a gain on our Visa B derivative liability, mortgage banking activities, and capital markets income. See “Noninterest Income” for further information.
•Noninterest expense increased $54.6 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to increases in Cash Connect® funding costs associated with a shift towards external funding and salaries and benefits from annual performance-based increases and talent additions in key business lines. The increase was partially offset by decreases in net corporate development and restructuring costs.
•Income tax provision for the nine months ended September 30, 2024 decreased $3.3 million compared to the nine months ended September 30, 2023, primarily due to the benefit from our low-income housing tax credit investments, solar tax credit investments and research and development tax credits.

Net Interest Income
The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,246,721	$93,594	7.11%	$5,107,501	$90,098	7.01%
Commercial real estate loans	4,952,571	89,516	7.19	4,611,968	82,040	7.06
Residential loans	924,830	11,916	5.15	841,510	10,698	5.09
Consumer loans	2,112,423	39,909	7.52	1,940,418	34,972	7.15
Loans held for sale	50,556	1,042	8.20	54,072	1,095	8.03
Total loans and leases	13,287,101	235,977	7.07	12,555,469	218,903	6.92
Mortgage-backed securities(3)	4,354,462	25,348	2.33	4,602,107	26,654	2.32
Investment securities(3)	366,098	2,184	2.62	364,565	2,180	2.64
Other interest-earning assets	709,358	9,875	5.54	251,273	3,402	5.37
Total interest-earning assets	$18,717,019	$273,384	5.82%	$17,773,414	$251,139	5.61%
Allowance for credit losses	(199,380)			(173,052)
Cash and due from banks	189,523			277,780
Cash in non-owned ATMs	387,019			363,131
Bank-owned life insurance	35,689			101,411
Other noninterest-earning assets	1,931,521			1,922,080
Total assets	$21,061,391			$20,264,764
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,806,850	$9,074	1.29%	$2,955,613	$7,156	0.96%
Savings	1,519,457	2,038	0.53	1,750,809	1,521	0.34
Money market	5,125,286	46,686	3.62	4,499,909	34,639	3.05
Customer time deposits	2,061,526	22,849	4.41	1,661,885	12,828	3.06
Total interest-bearing customer deposits	11,513,119	80,647	2.79	10,868,216	56,144	2.05
Brokered deposits	—	—	—	88,594	1,111	4.98
Total interest-bearing deposits	11,513,119	80,647	2.79	10,956,810	57,255	2.07
Federal Home Loan Bank advances	108,196	1,472	5.41	11,576	167	5.72
Trust preferred borrowings	90,753	1,749	7.67	90,557	1,764	7.73
Senior and subordinated debt	218,535	2,446	4.48	218,304	2,453	4.49
Other borrowed funds(4)	816,373	9,566	4.66	604,156	6,898	4.53
Total interest-bearing liabilities	$12,746,976	$95,880	2.99%	$11,881,403	$68,537	2.29%
Noninterest-bearing demand deposits	4,979,859			5,248,931
Other noninterest-bearing liabilities	770,572			813,858
Stockholders’ equity	2,575,182			2,327,853
Noncontrolling interest	(11,198)			(7,281)
Total liabilities and stockholders’ equity	$21,061,391			$20,264,764
Excess of interest-earning assets over interest-bearing liabilities	$5,970,043			$5,892,011
Net interest income		$177,504			$182,602
Interest rate spread			2.83%			3.32%
Net interest margin			3.78%			4.08%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

	Nine months ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,136,810	$273,125	7.11%	$5,038,365	$256,915	6.83%
Commercial real estate loans	4,936,360	265,092	7.17	4,507,845	231,886	6.88
Residential loans	897,325	33,490	4.98	805,424	28,710	4.75
Consumer loans	2,080,780	117,156	7.52	1,899,370	100,015	7.04
Loans held for sale	42,520	2,632	8.27	47,827	2,985	8.34
Total loans and leases	13,093,795	691,495	7.06	12,298,831	620,511	6.75
Mortgage-backed securities(3)	4,388,650	77,029	2.34	4,729,796	81,310	2.29
Investment securities	364,196	6,551	2.66	370,573	6,599	2.71
Other interest-earning assets	607,780	25,168	5.53	279,373	10,871	5.20
Total interest-earning assets	$18,454,421	$800,243	5.80%	$17,678,573	$719,291	5.45%
Allowance for credit losses	(194,584)			(165,807)
Cash and due from banks	179,898			254,702
Cash in non-owned ATMs	323,706			390,474
Bank-owned life insurance	39,834			101,350
Other noninterest-earning assets	1,940,836			1,904,597
Total assets	$20,744,111			$20,163,889
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,816,260	$24,547	1.16%	$3,045,247	$18,705	0.82%
Savings	1,553,451	5,392	0.46	1,895,379	4,119	0.29
Money market	5,161,325	138,509	3.58	4,168,793	81,795	2.62
Customer time deposits	1,945,165	61,509	4.22	1,506,980	29,418	2.61
Total interest-bearing customer deposits	11,476,201	229,957	2.68	10,616,399	134,037	1.69
Brokered deposits	6,114	178	3.89	246,544	8,464	4.59
Total interest-bearing deposits	11,482,315	230,135	2.68	10,862,943	142,501	1.75
Federal Home Loan Bank advances	51,995	2,139	5.50	133,143	5,135	5.16
Trust preferred borrowings	90,704	5,255	7.74	90,510	4,954	7.32
Senior debt	218,478	7,336	4.48	223,192	7,360	4.40
Other borrowed funds(4)	805,090	28,147	4.67	377,050	12,365	4.38
Total interest-bearing liabilities	$12,648,582	$273,012	2.88%	$11,686,838	$172,315	1.97%
Noninterest-bearing demand deposits	4,805,047			5,421,479
Other noninterest-bearing liabilities	800,492			753,067
Stockholders’ equity	2,499,612			2,307,002
Noncontrolling interest	(9,622)			(4,497)
Total liabilities and stockholders’ equity	$20,744,111			$20,163,889
Excess of interest-earning assets over interest-bearing liabilities	$5,805,839			$5,991,735
Net interest and dividend income		$527,231			$546,976
Interest rate spread			2.92%			3.48%
Net interest margin			3.82%			4.15%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

Three months ended September 30, 2024: During the three months ended September 30, 2024, net interest income decreased $5.1 million from the three months ended September 30, 2023 primarily due to continued deposit mix shift and growth in higher priced deposit products. Net interest margin was 3.78% for the third quarter of 2024, a 30 basis point decrease compared to 4.08% for the third quarter of 2023. The decrease was primarily due to an unfavorable decrease of 45 basis points from deposit mix shift and growth in higher priced deposit products, partially offset by an increase of 17 basis points from our loan yields.
Nine months ended September 30, 2024: During the nine months ended September 30, 2024, net interest income decreased $19.7 million from the nine months ended September 30, 2023 due to the reasons noted above. Net interest margin was 3.82% for the nine months ended September 30, 2024, a 33 basis point decrease compared to 4.15% for the nine months ended September 30, 2023. The decrease was due to a 64 basis point decrease from the mix shift and growth in higher yielding products mentioned above, partially offset by a 35 basis point increase from our loan yields.
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
During the three months ended September 30, 2024, we recorded a provision for credit losses of $18.4 million, which was flat compared to the provision for credit losses for the three months ended September 30, 2023.
During the nine months ended September 30, 2024, we recorded a provision for credit losses of $53.4 million, a decrease of $9.9 million, compared to the provision for credit losses of $63.3 million for the nine months ended September 30, 2023. This decrease was primarily due to lower losses within our commercial and industrial loan portfolio and our residential and consumer loan portfolios, partially offset by higher losses on our commercial mortgages and commercial small business leases portfolios.
The allowance for credit losses increased to $197.5 million at September 30, 2024 from $186.1 million at December 31, 2023. The ratio of allowance for credit losses to total loans and leases was 1.48% at September 30, 2024 and 1.46% at December 31, 2023.

The following tables detail the allocation of the ACL and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of September 30, 2024
Allowance for credit losses	$56,795	$9,787	$48,989	$8,348	$15,374	$5,463	$52,734	$197,490
% of ACL to total ACL	28%	5%	25%	4%	8%	3%	27%	100%
Loan portfolio balance	$2,639,266	$2,003,722	$4,149,049	$805,857	$645,421	$937,594	$2,138,079	$13,318,988
% to total loans and leases	20%	15%	31%	6%	5%	7%	16%	100%
Three months ended September 30, 2024
Charge-offs	$11,277	$177	$205	$—	$5,451	$8	$5,983	$23,101
Recoveries	(2,481)	(4)	(79)	—	(664)	(44)	(644)	(3,916)
Net charge-offs (recoveries)	$8,796	$173	$126	$—	$4,787	$(36)	$5,339	$19,185
Average loan balance	$2,639,118	$1,965,881	$4,088,430	$864,142	$641,723	$921,843	$2,112,423	$13,233,560
Ratio of net charge-offs (recoveries) to average gross loans	1.33%	0.04%	0.01%	—%	2.97%	(0.02)%	1.01%	0.58%
Nine months ended September 30, 2024
Charge-offs	$13,659	$177	$5,137	$—	$15,191	$109	$18,259	$52,532
Recoveries	(5,983)	(209)	(183)	—	(2,086)	(176)	(1,884)	(10,521)
Net charge-offs (recoveries)	$7,676	$(32)	$4,954	$—	$13,105	$(67)	$16,375	$42,011
Average loan balance	$2,584,491	$1,917,033	$3,945,673	$990,687	$635,286	$894,489	$2,080,780	$13,048,439
Ratio of net charge-offs (recoveries) to average gross loans	0.40%	NMF	0.17%	—%	2.76%	(0.01)%	1.05%	0.43%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of December 31, 2023
Allowance for credit losses	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
% of ACL to total ACL	27%	6%	19%	6%	8%	3%	31%	100%
Loan portfolio balance	$2,540,070	$1,886,087	$3,801,180	$1,035,530	$623,622	$867,895	$2,012,134	$12,766,518
% to total loans and leases	19%	15%	30%	8%	5%	7%	16%	100%
Year ended December 31, 2023
Charge-offs	$26,653	$184	$300	$794	$15,641	$41	$22,394	$66,007
Recoveries	(7,735)	(54)	(7)	(532)	(1,986)	(260)	(1,625)	(12,199)
Net charge-offs (recoveries)	$18,918	$130	$293	$262	$13,655	$(219)	$20,769	$53,808
Average loan balance	$2,589,147	$1,863,542	$3,562,070	$1,008,768	$588,592	$817,758	$1,922,828	$12,352,704
Ratio of net charge-offs (recoveries) to average gross loans	0.73%	0.01%	0.01%	0.03%	2.32%	(0.03)%	1.08%	0.44%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 7 to the unaudited Consolidated Financial Statements and "Nonperforming Assets" above for further information.

Noninterest Income
Three months ended September 30, 2024: During the three months ended September 30, 2024, noninterest income was $90.2 million, an increase of $17.5 million from $72.7 million during the three months ended September 30, 2023. The growth was driven by the Cash Connect®, Wealth Management, Core Banking, and Mortgage business lines. Growth in Cash Connect® of $10.6 million was driven by the addition of bailment Customers during the fourth quarter of 2023 and first half of 2024. Growth in Wealth Management of $3.4 million was driven by growth across all key product lines. We also recognized $2.3 million in revenue from our partnership with Spring EQ related to the annual earnout form the previously announced sale.
Nine months ended September 30, 2024: During the nine months ended September 30, 2024, noninterest income was $257.6 million, an increase of $54.9 million from $202.7 million during the nine months ended September 30, 2023. This increase was primarily driven by $29.8 million from Cash Connect® due to the reason mentioned above, $11.1 million in Wealth Management fees, $4.3 million from our partnership with Spring EQ, comprised of the $2.3 million annual earnout mentioned above and post-close distributions of $2.0 million, a $2.7 million net gain on our Visa B derivative liability established from our previous sale of 360,000 shares in 2Q 2020, $2.3 million from mortgage banking activities, and $2.0 million in capital markets income.
For further information, see Note 3 to the unaudited Consolidated Financial Statements.
Noninterest Expense
Three months ended September 30, 2024: During the three months ended September 30, 2024, noninterest expense was $163.7 million, an increase of $24.0 million from $139.7 million for the three months ended September 30, 2023. The increase was primarily due to $11.7 million from salaries and benefits from annual and performance-based increases and talent additions in key business lines and $9.3 million from other operating expense driven by higher funding costs from Cash Connect® due to a shift towards external funding (which was offset in noninterest income).
Nine months ended September 30, 2024: During the nine months ended September 30, 2024, noninterest expense was $468.6 million, an increase of $54.6 million from $414.0 million for the nine months ended September 30, 2023. The increase was primarily due to $30.1 million in other operating expense driven by higher funding costs from Cash Connect® due to a shift towards external funding and $25.5 million in salaries and benefits, partially offset by a $2.5 million decrease in net corporate development and restructuring costs.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $21.1 million and $63.6 million during the three and nine months ended September 30, 2024, respectively, compared to income tax expense of $22.9 million and $66.9 million for the same periods in 2023, respectively.
Our effective tax rate was 24.7% and 24.2% for the three and nine months ended September 30, 2024, respectively, compared to 23.6% and 24.6% for the three and nine months ended September 30, 2023, respectively. The effective tax rate for the three months ended September 30, 2024 increased primarily due to an increase in state income taxes. The effective tax rate for the nine months ended September 30, 2024 decreased primarily due to projected tax benefits from our low-income housing tax credit investments, solar tax credit investments and research and development tax credits.
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

(Dollars and share amounts in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Stockholders’ equity of WSFS	$2,678,264	$2,477,636
Less: Goodwill and other intangible assets	992,163	1,004,560
Tangible common equity (numerator)	$1,686,101	$1,473,076
Shares of common stock outstanding (denominator)	59,033	60,538
Book value per share of common stock	$45.37	$40.93
Goodwill and other intangible assets	16.81	16.58
Tangible book value per share of common stock	$28.56	$24.33
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
Critical accounting estimates at September 30, 2024 did not significantly change from our critical accounting estimates at December 31, 2023, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at September 30, 2024 did not significantly change from our recent regulatory developments at December 31, 2023, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below.
Bank Merger Review Standards
In September 2024, the Office of the Comptroller of the Currency (“OCC”) finalized a new Policy Statement Regarding Statutory Factors Under the Bank Merger Act (the “Policy Statement”), which outlines factors that the OCC will considering when evaluating a proposed bank merger transaction, including factors related to financial stability, the financial and managerial resources and future prospects of the existing and proposed institutions, and the convenience and needs of the community. The Policy Statement also lists thirteen indicators that will be present in merger applications that are more likely to be approved expeditiously, including that the resulting institution will have total assets less than $50 billion and that the target’s total assets are less than 50 percent of the acquirer’s total assets. It remains uncertain how the OCC will apply the Policy Statement to particular transactions, and the Policy Statement may make it more difficult and/or costly for us to obtain regulatory approval for an acquisition or otherwise result in more onerous conditions in approval orders than the OCC has previously imposed.
Also in September 2024, the U.S. Department of Justice (“DOJ”) withdrew from its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that apply across all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. This change in the DOJ’s bank merger antitrust policy creates uncertainty regarding the types of transactions that the DOJ may challenge as anticompetitive.

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
(b)Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2024.
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
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2024.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	15,572	$54.24	15,572	3,936,192
August 1, 2024 - August 31, 2024	137,000	51.71	137,000	3,799,192
September 1, 2024 - September 30, 2024	114,100	51.63	114,100	3,685,092
Total	266,672	$51.82	266,672
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6.     Exhibits

Exhibit Number	Description of Document
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 6, 2024, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: November 6, 2024	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	/s/ David Burg
David Burg
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)