Form 10-K
period 2024-12-31
WSFS FINANCIAL CORP
filed 2025-02-28
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15. U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on Nasdaq as of June 30, 2024, was $2,757,450,332. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the registrant's outstanding common stock.
As of February 24, 2025, there were issued and outstanding 58,557,557 shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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
•the Company’s ability to successfully integrate and fully realize the cost savings and other benefits of its acquisitions, manage risks related to business disruption following those acquisitions, and post-acquisition Client acceptance of the Company’s products and services and related Client disintermediation;
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

•the effects of weather, including climate change, and natural disasters such as floods, droughts, wind, tornadoes, wildfires and hurricanes as well as effects from geopolitical instability, armed conflicts, public health crises and man-made disasters including terrorist attacks;
•the effects of regional or national civil unrest (including any resulting branch or ATM closures or damage);
•possible changes in the speed of loan prepayments by the Company’s Clients and loan origination or sales volumes;
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

PART I
ITEM 1. BUSINESS
OUR BUSINESS
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company's subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. With $20.8 billion in assets and $89.4 billion in assets under management (AUM) and assets under administration (AUA) at December 31, 2024, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region.
A fixture in the community, WSFS Bank has been in operation for more than 192 years. In addition to its focus on stellar client experiences, WSFS Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused and locally-managed community banking and wealth franchise, complemented by nationwide businesses. Our mission is simple: “We Stand for Service®.” Our strategy of “Engaged Associates, living our culture, enriching the Communities we serve” focuses on exceeding Client expectations, delivering stellar experiences and building client advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates. As of December 31, 2024, we serviced our Clients primarily from our 114 offices located in Pennsylvania (57), Delaware (39), New Jersey (14), Florida (2), Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com and our mobile app.
Subsidiaries
As of December 31, 2024, the Company had six consolidated subsidiaries: WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC.
•BMT-DE, a Delaware state chartered non-depository trust company, supplements our existing Wealth Management segment by offering Delaware advantage trust services including directed trusts, asset protection trusts and dynasty trusts via centers of influence such as estate planning attorneys. BMT-DE has approximately $35.6 billion in AUM and AUA at December 31, 2024.
•BMCM is a registered investment adviser and provides fee-only asset management services. BMCM had approximately $3.7 billion in AUM and AUA at December 31, 2024.
•Powdermill® provides multi-family office services to affluent clientele in the local community and throughout the U.S.
•WSFS SPE Services, LLC provides commercial domicile services which include providing employees, directors, subleases of office facilities and registered agent services in Delaware and Nevada.
•601 Perkasie, LLC was formed to hold certain tax credit investments.

As of December 31, 2024, WSFS Bank had two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC), and 1832 Holdings, Inc. WSFS Bank had one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
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
As of December 31, 2024, WSFS had three unconsolidated subsidiaries, WSFS Capital Trust III (the Trust), Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II.
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
•Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the RBC Trusts), were acquired from Bryn Mawr Bank Corporation. The RBC Trusts were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements as the Company is not deemed to be the primary beneficiary of these entities.
Segment Information
For financial reporting purposes, our business has three segments: WSFS Bank, Cash Connect® and Wealth Management. The WSFS Bank segment provides loans and leases, deposits and other financial products to Commercial and Consumer Clients. Cash Connect® provides ATM vault cash, smart safe and cash logistics services in the U.S, servicing non-bank ATMs and smart safes nationwide and supporting ATMs for WSFS Bank Clients with one of the largest branded ATM networks in our region. The Wealth Management segment provides a broad array of planning and advisor services, investment management, personal and institutional trust services, and credit and deposit products to individuals, corporate, and institutional clients.
WSFS Bank
As of December 31, 2024, WSFS Bank's banking business had a total loan and lease portfolio of $12.8 billion. We have built a $9.9 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering a high level of service and flexibility. We fund our lending businesses primarily with deposits generated through commercial relationships and consumer deposits, as well as through our digital banking platforms.
WSFS Bank also offers a broad variety of consumer loan products, retail securities and insurance brokerage services through our branches. The WSFS Home Lending division offers mortgage and title services through WSFS Mortgage® as well as home equity lending. Our WSFS Mortgage® business is a mortgage banking company and abstract and title company specializing in a variety of residential mortgage and refinancing solutions.
Cash Connect®
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide. As of December 31, 2024, Cash Connect® manages approximately $1.6 billion in total cash and services approximately 28,600 non-bank ATMs and approximately 10,000 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection and deposit safe cash logistics. As of December 31, 2024, Cash Connect® also supports 567 owned or branded ATMs for WSFS Bank Clients, which has one of the largest branded ATM networks in our market.

Wealth Management
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients. Combined, these businesses had $89.4 billion of AUM and AUA at December 31, 2024.
Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. Private Wealth Management, which includes Private Banking, serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and customized banking services including credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the bank’s charter, through a third-party broker/dealer, and as a registered investment advisor (RIA). It generates revenue through fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach.
The Bryn Mawr Trust Company of Delaware provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles.
For segment financial information for the years ended December 31, 2024, 2023 and 2022, see Note 21 to the Consolidated Financial Statements in this report.

WSFS DIFFERENTIATION STRATEGY
Through our unique competitive position as the largest locally headquartered bank and trust company in a top financial market with a full suite of national and international banking capabilities, diversified and resilient fee revenue (noninterest income), and high touch client service, WSFS sets itself apart from other banks in our market and the industry.
This differentiation strategy supports our core franchise with a mix of organic and acquisition-related growth and builds value for our stockholders. Since December 31, 2018, the last full year prior to our two recent large acquisitions, our commercial loans and leases, which exclude loans held-for-sale, have grown 153% from $4.0 billion to $10.1 billion at December 31, 2024. Over the same period, customer deposits have grown 213% from $5.4 billion to $17.0 billion.
The following factors summarize what we believe is our differentiation strategy:
Our Mission
Our Mission and Strategy, "We Stand For Service®," is our foundation and drives our purpose. Since 1832, WSFS has been a service-oriented, locally managed community banking institution serving Greater Philadelphia and Delaware region families and businesses. We strive to meet our Clients’ evolving banking needs and to exceed their expectations every day.
Values
Our values define our culture. Living these values every day supports our Mission and Strategy and embodies how our Associates make a difference for our Clients, Communities, Shareholders, and each other.
•Service: Serving others is our purpose. We serve by listening, advising, caring, collaborating, and giving. This means learning and improving to exceed the expectations of those who rely on us.
•Truth: The truth guides us with confidence and conviction. Transparency earns trust, and we strive for openness and honesty in our conversations, decisions, and communications.
•Respect: We value and respect each other and all we serve. Respecting others' beliefs, experiences, and perspectives facilitates learning and growth, inspires innovation, and builds relationships.
Engagement and Culture
Our Associates are the foundation of our culture and business model. We significantly invest in our culture and engagement as they enable and enhance all that we do at WSFS, including attracting, inspiring and retaining our Associates, delivering stellar client experiences, and strengthening the well-being of our communities as evidenced by our Vision: "A day when we all thrive."
At December 31, 2024, we had 2,309 full-time equivalent Associates. Our Associates are not represented by a collective bargaining unit and we believe our relationship with our Associates is strong.
During 2024, WSFS captured the voice of our Associates and our Clients through multiple channels to measure our Associate and Client engagement.
•Our Associate engagement survey results placed WSFS in the 89th percentile of Gallup's global overall company-level database. Our Associate engagement ratio was 10.5:1, which means there were 10.5 engaged Associates for every actively disengaged Associate. This compares to a U.S. working population ratio of 1.7:1.
•Our culture of inclusion index of 4.34 placed WSFS in the top quartile of Gallup's global overall workgroup-level database. We believe these results reflect that Associates are encouraged to be themselves, are a valued part of their teams, experience strength-based developments, have inclusive conversations and trust in the Company's mission, values and leadership.
•Client loyalty improved during the year, as measured by our Net Promoter Scores (NPS). WSFS achieved an overall NPS of 72.0 in 2024, which placed WSFS in the top quartile of Medallia's global database of financial services companies for relationship surveys.

By fostering a culture of engaged and empowered Associates, we believe we have become the employer and bank of choice in our market. In 2024, we were honored to receive the following accolades:
•Received The Gallup Exceptional Workplace Award for the eighth time;
•Named to Forbes' list of America's Best Banks for the fifth year in a row;
•Named a Top Workplace for 2024 by the Delaware News Journal, Philadelphia Inquirer, and NJ.com;
•Named a 2024 honoree of The Civic 50 Greater Philadelphia by the Philadelphia Chamber of Commerce for the third year in a row;
•Selected as Reader's Pick for Named "Best of Biz" for Commercial Lending in South Jersey Biz magazine; and
•Recognized in Newsweek's List of America's Best Regional Banks and Credit Unions 2025.
Beyond having diverse talent and Clients, WSFS works to create a truly inclusive environment with opportunities to find commonalities, build relationships and provide support to our diverse Communities from different backgrounds and cultures. We are committed to enhancing workforce diversity, creating developmental opportunities and continually improving hiring practices to retain our status as an employer of choice. During 2024, the Company completed the following:
•The number of Associates engaged as members of one or more Resource Groups grew by 70% in 2024.
•Completed the second cohort of a formalized, 9-month mentoring program for Associates in Resource Groups.
•Over 300 Associates completed monthly challenges to engage in trainings, conversations, and activities.
•Facilitated a total of 19 Implicit Bias and Ally Trainings to 269 Associates.
•Launched the inaugural Inclusion Week, hosting daily events and trainings for more than 300 Associates.
During 2024, our Associates continued to embody our strategy through the following community enrichment activities:
•WSFS Associates surpassed the Company's 2024 volunteer commitment goal of 24,000 hours of service by providing over 33,000 hours of service to our Communities;
•In June, we held our second annual "We Stand for Service Day", during which approximately 1,500 of our Associates provided more than 5,000 hours of service to more than 130 nonprofit and community organizations across the Greater Philadelphia, Southern New Jersey and Delaware region.
•We contributed $3.3 million to the WSFS CARES Foundation, the charitable giving arm of WSFS Bank, to enhance community support activities.
Community Banking Model
Our size and community banking model play a key role in our success. Our approach to business combines a service-oriented culture with a full complement of products and services, all aimed at meeting the needs of our Clients. We believe the essence of being a community bank means that we are:
•Small enough to offer Clients responsive, personalized service and direct access to decision makers, yet
•Large enough to provide the products, services and balance sheet lending capacity needed by our target market Clients.
As the financial services industry has consolidated, many independent banks have been acquired by national companies that have centralized their decision-making authority and focused their product offerings on a regional or even national client base. As a result, many of these banks have lost the deep knowledge of the local markets expected by our Client base. We believe this trend has underserved small and medium size business owners who have become accustomed to dealing directly with their bank’s senior executives, discouraged consumer clients who often experience deteriorating levels of service in branches and other service outlets, and resulted in less empowered bank employees who are less engaged to provide good and timely service to their clients.
We have created the largest, premier, locally headquartered community bank in the Greater Philadelphia and Delaware region, offering the benefits of local market knowledge and decision-making, a full-service product suite, the balance sheet to compete with larger regional and national banks, and most importantly, a culture of engaged Associates that bring to life WSFS’ mission of "We Stand For Service®" in our daily delivery of stellar Client experiences.

WSFS Bank offers:
•One primary point of contact: Each of our relationship managers is responsible for understanding their Clients’ needs and bringing together the right resources in WSFS Bank to meet those needs.
•A customized approach to serving our Clients: We believe that this gives us an advantage over our competitors who are too large or centralized to offer customized products or services.
•Products and services that our Clients value: This includes a broad array of banking, treasury management, capital markets and trust and wealth management products, as well as a legal lending limit high enough to meet the credit needs of our Clients, especially as they grow.
•Rapid response and a company that is easy to do business with: Our Clients tell us this is an important differentiator from larger in-market competitors.
Our Diversified Business
Diversified Revenue Streams
With over 25 discrete lines of business and products, our diversified revenue model is a key differentiator for the Company. We focus on relationship-based lending which provides the potential for higher profit margins, resilient deposits and strong consumer relationships. In addition, our diversified fee revenue businesses, which include banking fees, Wealth, Trust, Cash Connect®, and Capital Markets, account for 32.5% of our revenue and further differentiate us from our peers and provide additional growth opportunities for the Company.
Balance Sheet Management
We put a great deal of focus on actively managing our balance sheet. This manifests itself in:
•Disciplined lending - We maintain discipline in our lending with a particular focus on portfolio diversification and granularity. Diversification includes limits on loans to one borrower as well as industry and product concentrations. We supplement this portfolio diversification with a disciplined underwriting process and the benefit of knowing our Clients. We have also taken a proactive approach to identifying credit-related trends in our local economy and have responded to areas of concern.
•Focus on credit quality - We seek to control credit risk in our investment portfolio and use this portion of our balance sheet primarily to help us manage liquidity and interest rate risk, while providing marginal income and tax relief. Our philosophy and pre-purchase due diligence have allowed us to control credit risk in our investment portfolio.
•Asset/liability management strategies - Our investment portfolio is consistent with the approved risk appetite of our Board of Directors. We work to optimize duration, yield and liquidity and to minimize credit risk within policy guidelines. The concentration in agency mortgage backed securities (96% of investment portfolio) and bank qualified municipal bonds (4% of investment portfolio) provides liquidity, yield and credit to meet the intended risk profile.
Disciplined Capital Management
We understand that our capital (or stockholders’ equity) belongs to our stockholders. They have entrusted this capital to us with the expectation that it will earn an appropriate return relative to the risks we take. Mindful of this balance, we prudently, but aggressively, manage our capital.
Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2024 all regulatory capital levels for the Bank were in excess of "well-capitalized" levels. For the capital position of the Bank and the Company, refer to Note 13 of the Consolidated Financial Statements. At December 31, 2024, the Company's common equity to assets ratio was 12.44% and its tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 8.08%. For a reconciliation of tangible common equity and tangible assets to net income and total assets, the most comparable measures in accordance with U.S. generally accepted accounting principles (GAAP), refer to “Reconciliation of non-GAAP financial measures included in Item 1” located at the end of this section.
We continue to execute our current Board-approved share repurchase plan, as well as any future Board-approved share repurchase plans, including opportunistically repurchasing shares, based on current valuation levels, above our stated practice of returning a minimum of 35% of annual net income to stockholders through dividends and share repurchases.
Performance Expectations and Alignment with Stockholder Priorities
We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in key financial metrics. Management incentives are, in large part, based on driving performance of ROA as well as return on average tangible common equity (ROTCE), which is a non-GAAP financial measure, and EPS. More details on management incentive plans will be included in the proxy statement for our 2025 Annual Meeting of Stockholders.

For the year ended December 31, 2024, WSFS reported ROA of 1.27%. Core ROA, which excludes non-core items and is a non-GAAP financial measure, was 1.26% for the year ended December 31, 2024.
Core ROA for 2024 excludes (i) realized gains on equity investments, (ii) valuation adjustments related to our derivative liability established from the sale of 360,000 Visa Class B shares in 2Q 2020, (iii) FDIC special assessment, (iv) remeasurement of lease liability, and (v) corporate development and restructuring expense.
For a reconciliation of Core ROA to ROA, the most comparable GAAP measure, refer to “Reconciliation of non-GAAP financial measures included in Item 1” located at the end of this section.
Growth Plans
We have achieved success over the long-term in lending and deposit gathering, growing the Wealth Management segment’s client base and product offerings and growing Cash Connect®’s client base and services. Our success has been the result of a focused strategy that provides service, responsiveness and careful execution in a consolidating marketplace.
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
•We are committed to building Associate engagement and Client loyalty and advocacy as a way to differentiate ourselves and grow our franchise.
•Building fee revenue through investment in and growth of our Wealth Management and Cash Connect® segments.
◦Wealth Management saw a 12% increase in fee revenue year-over-year. Private Wealth Management has made significant investments in its advisory team since the start of 2024, including the addition of two advisory teams from competitors.
◦Cash Connect® saw increased fee revenue due to increased ATM bailment volume from new clients added in the fourth quarter of 2023 and first quarter of 2024, increasing market share, and continued growth in smart safes. The division, in partnership with our retail strategy, continued to serve the Greater Philadelphia and the Delaware region through the WSFS ATM network. The number of owned or branded ATMs was 567 as of December 31, 2024.
•Continuing strong growth in commercial and consumer lending by:
◦Offering local decision-making by seasoned banking professionals with significant local market experience.
◦Executing our community banking model that combines stellar experiences with the banking products and services our business Clients demand.
◦Continuing to grow our NewLane Finance® leasing business.
◦Adding seasoned lending professionals that have helped us win clients in our Delaware, southeastern Pennsylvania and southern New Jersey markets.
◦Continuing to meet the needs of our community through our WSFS Home Lending division.
•Continuing to grow deposits by:
◦Providing a stellar experience to our Clients and offering products through our branch network, increasing our market presence in Delaware, southeastern Pennsylvania and southern New Jersey.
◦Further expanding our Commercial and Small Business Client relationships with deposit and treasury management products.
◦Expanding services within WSFS Institutional Services® and increasing relationship opportunities within Private Wealth Management.
◦Finding creative ways to build deposit market share such as targeted marketing programs.

•Enhancing our capabilities to serve the needs of our Clients through our Capital Markets division by:
◦Making strategic investments to build our Interest Rate Derivatives, Foreign Exchange, and Trade Finance lines of business.
◦Employing products and services that enable Clients to better manage their own market risk exposures, providing additional sources of non-interest fee revenue for the Company.
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
•Continuing investment in our franchise to increase adoption and usage of digital channels aligned with our strategy by
◦Enabling business outcomes through optimizing and leveraging the full capabilities of current and future investments in our franchise to increase Associate efficiencies and improve the overall Client experience.
◦Building out Salesforce to support our client relationship management with focus on change management, adoption and governance
◦Increased control, transparency, automation & efficiencies through platform integrations, enhancements and bot implementations
◦Advancing how we use data, the deployment of artificial intelligence, and predictive modeling to create operational efficiencies and redesign business models
◦Continue to build upon people, processes and controls within a focus on information security and fraud prevention
◦Leveraging the newly completed conversion of our trust accounting system and client portal in our Wealth Management business to drive efficiency and growth.
Innovation
Our organization is committed to product and service innovation as a means to drive growth and to stay ahead of changing client demands and emerging competition. We are focused on developing and maintaining a strong “culture of innovation” that solicits, captures, prioritizes and executes innovation initiatives, including feedback from our Clients, as well as leveraging technology from product creation to process improvements. Cash Connect®, a premier provider of ATM vault cash, smart safe and other cash logistics services in the U.S., serves as an innovation engine by driving enhancements such as mobile phone cash withdrawals from WSFS ATMs, and has developed best-in-class cash logistics and reconciliation software. WSFS Institutional Services®, which offers owner and indenture trustee services for asset-backed securities, custody, escrow, and verification agent services, as well as numerous other services through the Corporate Trust business, and offers owner and indenture trustee services for high yield and investment grade securities, as well as escrow, administrative agent, collateral agent, security trustee, and numerous other services through the Global Capital Markets business, has partnered with several technology firms to enhance and expand our client offerings. These innovations have created internal efficiencies and valued services for our local banking Clients, institutional Clients and merchants across the nation. We intend to continue to leverage technology and innovation to grow our business and to successfully execute on our strategy.
We maintain an organizational philosophy of continuous, prudent investment in technology to continue to meet our Client needs. We focus on melding our physical and digital delivery, consistent with our brand, by enabling our Associates with the latest technology and actionable data to better serve our Clients. Industry and client behavior trends continue to shift as observed in reduced branch traffic and increased digital channel adoption. As such, we have concluded that we need to stay nimble as we transform our delivery channels to meet these new expectations. Our continued investment includes optimizing our physical branch network and making strategic investments in meaningful technology solutions, supported by specialized talent. Those investments are expected to provide our Clients with leading edge products and elevate our Associates, as they strive to serve in a competitive and compelling way. We are designing and integrating solutions to provide personalized experiences to our Clients, while retaining the essence of what makes WSFS great. Through our investments in the franchise and our ongoing commitment to Stellar Service, we intend to continue to lead the community and regional banking industry with regards to service delivery and Client experience.
Our organization is committed to product and service innovation as a means to drive growth and to stay ahead of changing client demands and emerging competition. We are focused on developing and maintaining a strong “culture of innovation” that solicits, captures, prioritizes and executes innovation initiatives, including feedback from our Clients, as well as leveraging technology from product creation to process improvements.

We have embraced a partnership model to help diversify our consumer business and learn from innovators in the industry. We position ourselves with strategic partners when it is the best experience for our Clients and aligned to our strategic plan. Through these partnerships, we look forward to offering and supporting even more innovative products to the financial services marketplace, continuing our organizational learning in this fast-developing space, and participating in value creation for our stockholders. These partnerships have included:
•Spring EQ, LLC: A digital mortgage solution specializing in home equity, refinancing, cash out, and home purchase loans.
•Upstart: A leading white label lending-as-a-service platform provider specializing in risk-based priced unsecured consumer loans. Our partnership with Upstart allowed us to expand our personal loan offerings to a wider, more inclusive Client base while diversifying our business and creating more digital-friendly Client experiences.
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

(Most recent available statistics)	Delaware	Southeastern Pennsylvania(1)	Southern New Jersey(2)	National Average
Unemployment (For November 2024) (3) (4) (5)	3.9%	3.2%	4.1%	4.2%
Median Household Income (2019-2023) (6)	$82,855	$99,157	$95,828	$78,538
Population Growth (2020-2023) (7)	4.2%	(0.6)%	1.1%	1.0%
(1)Comprised of Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties
(2)Comprised of Burlington and Camden Counties
(3)Bureau of Labor Statistics - Delaware and National unemployment rates are as of November 2024, seasonally adjusted
(4)Bureau of Labor Statistics - Southeastern Pennsylvania unemployment rate is a simple average of the November 2024 not seasonally adjusted unemployment rates for Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties
(5)Bureau of Labor Statistics - Southern New Jersey unemployment rate is a simple average of the November 2024 not seasonally adjusted unemployment rates for Burlington and Camden Counties
(6)U.S. Census Bureau - Quick Facts 2019 - 2023
(7)U.S. Census Bureau - Quick Facts 2020 - 2023
DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY
Condensed average balance sheets for each of the last two years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CREDIT EXTENSION ACTIVITIES
Over the past several years we have focused on growing the more profitable, relationship-oriented segments of our loan portfolio as well as growing our consumer portfolio primarily through our consumer partnerships. Our current portfolio lending activity is concentrated on small- to mid-sized businesses in the mid-Atlantic region of the U.S., primarily in Delaware, southeastern Pennsylvania, southern New Jersey, Maryland and northern Virginia. Based on current market conditions, we expect our focus on growing commercial and industrial loans and other relationship-based commercial loans to continue during the remainder of 2025 and beyond.
The following table shows the composition of our loan and lease portfolio at year-end for the last two years:

	At December 31,
(Dollars in thousands)	2024		2023
	Amount	Percent	Amount	Percent
Types of Loans
Commercial and industrial	$2,656,174	20.4%	$2,540,070	20.2%
Owner-occupied commercial	1,973,645	15.2	1,886,087	15.0
Commercial mortgages	4,030,627	31.0	3,801,180	30.2
Construction	832,093	6.4	1,035,530	8.2
Commercial small business leases	647,516	5.0	623,622	5.0
Residential(1)	965,051	7.4	870,705	6.9
Consumer(2)	2,086,393	16.1	2,012,134	16.0
Gross loans and leases	13,191,499	101.5	12,769,328	101.5
Less:
Allowance for credit losses	195,281	1.5	186,126	1.5
Net loans and leases(3)	$12,996,218	100.0%	$12,583,202	100.0%
(1)Includes reverse mortgages, at fair value of $3.6 million and $2.8 million at December 31, 2024 and 2023, respectively.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
(3)Excludes $49.7 million and $29.3 million of commercial and industrial loans and residential loans held for sale at December 31, 2024 and 2023, respectively.

The following table shows the remaining contractual maturity and rate sensitivity of the loan portfolio by loan category as of December 31, 2024. Loans may be pre-paid, so the actual maturity may differ from the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the "Less than One Year" category.

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial and industrial
Interest rate:
Fixed	$37,238	$433,861	$234,881	$22,140	$728,120
Adjustable	377,658	1,096,937	402,326	51,133	1,928,054
Total	$414,896	$1,530,798	$637,207	$73,273	$2,656,174
Owner-occupied commercial
Interest rate:
Fixed	$59,182	$404,702	$526,006	$230,097	$1,219,987
Adjustable	43,060	215,833	464,523	30,242	753,658
Total	$102,242	$620,535	$990,529	$260,339	$1,973,645
Commercial mortgages
Interest rate:
Fixed	$177,801	$808,590	$424,355	$176,441	$1,587,187
Adjustable	344,208	949,533	1,141,864	7,835	2,443,440
Total	$522,009	$1,758,123	$1,566,219	$184,276	$4,030,627
Construction
Interest rate:
Fixed	$4,004	$33,605	$44,457	$4,946	$87,012
Adjustable	268,510	289,355	174,515	12,701	745,081
Total	$272,514	$322,960	$218,972	$17,647	$832,093
Commercial small business leases
Interest rate:
Fixed	$21,791	$541,242	$84,483	$—	$647,516
Total	$21,791	$541,242	$84,483	$—	$647,516
Residential(1)
Interest rate:
Fixed	$16,402	$19,782	$83,155	$456,911	$576,250
Adjustable(2)	9	267	22,343	362,557	385,176
Total	$16,411	$20,049	$105,498	$819,468	$961,426
Consumer
Interest rate:
Fixed	$4,579	$217,824	$433,680	$863,951	$1,520,034
Adjustable	5,623	31,519	11,918	517,299	566,359
Total	$10,202	$249,343	$445,598	$1,381,250	$2,086,393
Total loans and leases	$1,360,065	$5,043,050	$4,048,506	$2,736,253	$13,187,874
(1) Excludes reverse mortgages at fair value of $3.6 million.
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
Our commercial mortgage portfolio was $4.0 billion at December 31, 2024. Generally, this portfolio is diversified by property type, with no type representing more than 32% of the portfolio. The three largest types are retail-related (non-mall, neighborhood shopping centers and other retail), residential multi-family, and office with outstanding balances of $1.3 billion, $1.1 billion, and $0.6 billion at December 31, 2024, respectively. The average size of a loan in the commercial mortgage portfolio is $1.2 million and only 39 loans are greater than $15.0 million, with no loans greater than $35.0 million.
We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with the option of conversion to mini-permanent loans (one - five years) upon completion of construction. These construction loans are short-term, usually not exceeding three years, with interest rates generally indexed to our WSFS prime rate, the “Wall Street” prime rate or the Secured Overnight Financing Rate (SOFR), and are adjusted periodically as these indices change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of each loan, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial business development staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2024, $1.5 billion was committed for construction loans, of which $0.8 billion was outstanding. Also at December 31, 2024, the residential construction and land development (CLD) portfolio represented $488.9 million, or 4%, of total loans and the commercial CLD portfolio represented $197.0 million, or 1%, of total loans. At December 31, 2024, the construction portfolio included $95.4 million of “land hold” loans, which are land loans not currently being developed.
Commercial and industrial and owner-occupied commercial loans include loans for working capital, financing equipment and real estate acquisitions, business expansion and other business purposes. These relationships generally may range in amounts of up to $100.0 million with an average loan balance in the portfolio of $1.6 million, and terms ranging from less than one year to ten years. The loans generally carry variable interest rates indexed to our WSFS prime rate, “Wall Street” prime rate or SOFR. At December 31, 2024, our commercial and industrial and owner-occupied commercial loan portfolios were $4.6 billion and represented 35% of our total loan and lease portfolio. These loans are diversified by industry, with no industry representing more than 14% of the portfolio.
Small business and middle market commercial loans that include specialty-lending products, including small business leases and SBA loans, comprise the remainder of our commercial portfolio. As of December 31, 2024, our small business and SBA loans include loan exposures up to $1.5 million and $3.0 million, respectively.
Our commercial small business leases generated through NewLane Finance®, finance critical equipment through advanced technologies, a client-centric approach and transparent business lending practices. The commercial small business leases portfolio was $647.5 million, or 5% of total loans, at December 31, 2024. These leases included initial average deal sizes of approximately $29 thousand, with yields ranging from 5% to 25% and initial maturity terms of 12 to 84 months.
Federal law limits the Bank’s extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $369.2 million), and an additional 10% if the additional extensions of credit are secured by readily marketable collateral. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit. Our internal "House Limit" to any one borrowing relationship is $100.0 million. At December 31, 2024, no borrower had collective (relationship) total extensions of credit exceeding either the legal lending limits or our internal limit.

Residential Lending
Generally, we originate residential first mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance or government guarantee for up to 35% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. On a limited basis, we have originated loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement or government guarantee. Any such loans are either originated for sale into the secondary market or held for investment. At December 31, 2024, the balance of all such loans was approximately $146.2 million.
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
The majority of our adjustable-rate, residential loans have interest rates that adjust yearly or bi-yearly after an initial period of 5, 7, or 10 years. The change in rate at the first adjustment date could be up to five percentage points, while subsequent rate changes could be up to two percentage points per year, with a maximum lifetime adjustment cap placed on all loans. Adjustments are generally based upon a margin (as of December 31, 2024, 2.75% for the loans indexed by the Standard Overnight Finance Rate) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Board of Governors of the Federal Reserve System (the Federal Reserve).
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
In general, loans are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically 120 days. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower. There were three loans repurchased in 2024 for $0.7 million, one repurchased in 2023 for $0.8 million, and two repurchased in 2022 for $0.8 million.
Consumer Lending
The Company has focused on diversifying our consumer credit products to meet our Clients’ needs, with over 50% of the portfolio from our fintech lending partnerships. We have purchased certain second-lien home equity installment loans through our partnership with Spring EQ, LLC (Spring EQ). These select loans meet or exceed our current underwriting standards and are similar to home equity loans originated through our branch network. We have originated personal loans, which are typically unsecured with 36-month or 60-month terms, through our partnership with Upstart. We have student loans through our partnership with LendKey Technologies Inc. (LendKey). LendKey student loans are primarily to consolidate existing student debt and are also underwritten in accordance with our current credit standards. The student loans portfolio also includes loans acquired from past acquisitions, which are U.S. government guaranteed with little risk of credit loss.

Our in-house originations consist primarily of home equity lines of credit and installment loans. At December 31, 2024, home equity lines of credit outstanding totaled $535.0 million and installment loans totaled $224.8 million. In total, these product lines represented approximately 37% of total consumer loans. Typically, maximum loan to value (LTV) limits are 90% for primary residences and 70% for all other properties. At December 31, 2024, we had $1.6 billion in total commitments for home equity lines of credit. Home equity lines of credit offer clients the convenience of checkbook and debit card access, and revolving credit features for a portion of the life of the loan and typically are more attractive in a low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured. This credit risk is mitigated by our underwriting standards and limit on the combined LTV on residences with a value greater than $2.5 million.
The following table shows the composition of our consumer loan portfolio at year-end for the last two years:

	At December 31,
	2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Consumer Partnerships(1)	$1,195,126	57%	$1,181,616	59%
Home equity lines of credit	534,995	26	466,390	23
Installment Loans - Other(2)	224,796	11	221,040	11
Education loans	72,857	3	84,480	4
Unsecured lines of credit	58,619	3	58,608	3
Total consumer loans	$2,086,393	100%	$2,012,134	100%
(1)Includes Spring EQ, Upstart, and LendKey portfolios.
(2)Includes secured and unsecured installment loans, personal and other loans.

Loan Originations, Purchases and Sales
We engage in traditional lending activities primarily in Delaware, southeastern Pennsylvania, southern New Jersey, and contiguous areas of neighboring states. As a federal savings bank, however, we may originate, purchase and sell loans throughout the U.S and do so when such purchases are deemed appropriate. We originate fixed-rate and adjustable-rate residential loans through our banking offices and WSFS Mortgage®, our mortgage banking company.
Commercial: We originate commercial mortgage and commercial loans through our commercial lending division and SBA loan program. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2024, we originated $2.0 billion of commercial and commercial mortgage loan exposures compared to $2.4 billion in 2023. To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial loan portfolio, typically through loan syndications and participations. Commercial loan sales totaled $45.5 million and $261.5 million in 2024 and 2023, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans. We also periodically buy loan participations from other banks. Commercial loan participation purchases totaled $163.5 million and $264.2 million in 2024 and 2023, respectively.
Commercial credit approvals require a minimum of two authorized signers, and three signers, of escalating authority, are required for new credit actions to relationships with exposure over $2.5 million up to $35.0 million. New credit actions to relationships exceeding $35.0 million, along with new single transactions of $30 million or more, new transactions exceeding the Bank’s Single Borrower or Project Hold limits and new transactions of $10.0 million or more with two or more Tier 1 exceptions require approval by Senior Loan Committee. Our credit policy includes a “House Limit” to any one borrowing relationship of $100.0 million. Our policy allows for 10 relationships with an aggregate exposure in excess of the "House Limit" not to exceed 10% of Tier 1 Capital plus ACL. At December 31, 2024, no relationships exceeded the $100.0 million “House Limit.”
Residential and Consumer: During 2024, we originated $433.9 million of residential loans, an increase compared to $343.7 million in 2023. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. There were no purchases in 2024 or 2023 related to our Community Reinvestment Act (CRA) obligations. We sell most newly originated mortgage loans in the secondary market to generate fee revenue and to manage our overall balance sheet mix. Residential loan sales totaled $303.7 million in 2024 and $195.7 million in 2023. We hold certain mortgage loans for investment, consistent with our current asset/liability management strategies and our relationship-based lending philosophy.

At December 31, 2024, we serviced $215.7 million of residential first mortgage loans and reverse mortgage loans for others, compared to $248.3 million at December 31, 2023. At December 31, 2024, we had $190.9 million of residential first mortgage loans serviced by others, compared to $211.3 million at December 31, 2023. We also serviced residential first mortgage loans and reverse mortgage loans for our own portfolio totaling $774.1 million and $659.4 million at December 31, 2024 and 2023, respectively. We offer government-insured reverse mortgages to our Clients. These loans do not close in our name and we process them as a reverse mortgage broker. During 2024 and 2023, we originated $6.6 million and $3.3 million in reverse mortgages, respectively.
Our 2024 consumer lending activity was conducted through our branch offices, our website, our partnerships with Spring EQ, Upstart and LendKey, and referrals from other parts of our business. We originate a variety of consumer credit products including home equity loans, home equity lines of credit, automobile loans, unsecured lines of credit and other secured and unsecured personal installment loans.
Fee Income from Lending Activities
We earn fee income from lending activities, including fees for originating, servicing and selling loans, loan syndication and participations. We also receive fee income for making commitments to originate construction, residential and commercial mortgage loans. Additionally, we collect fees related to existing loans which include prepayment charges, late charges, assumption fees and interest rate swap fees. As part of the loan application process, the borrower also may pay us for out-of-pocket costs to review the application, whether or not the loan is closed.
Most loan fees are not recognized in our Consolidated Statements of Income immediately, but are deferred as adjustments to yield in accordance with GAAP, and are reflected in interest income over the expected life of the loan. Those fees represented interest income of $7.9 million, $8.8 million and $12.1 million during 2024, 2023 and 2022 respectively. Loan fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early), loan growth and prepayment penalties.
LOAN AND LEASE LOSS EXPERIENCE, PROBLEM ASSETS AND DELINQUENCIES
Our results of operations can be negatively impacted by nonperforming assets, which include nonaccruing loans and other real estate owned. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in our opinion, collection is doubtful, or when principal or interest is past due 90 days and collateral is insufficient to cover principal and interest payments. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the accretion of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectability of principal and interest.
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
•Investment securities
•Federal funds purchased
•Federal Home Loan Bank (FHLB) borrowings
•Federal Reserve Discount Window access
•Brokered deposits
•Trust preferred borrowings
•Senior and subordinated debt
Our branch strategy has been focused on expanding our market penetration and retail footprint in Delaware, southeastern Pennsylvania and southern New Jersey and attracting new clients in part to provide additional deposit growth.
Deposits
WSFS Bank primarily attracts deposits through its retail branch offices and loan production offices, in Delaware, southeastern Pennsylvania and southern New Jersey, as well as through our digital banking platforms.
WSFS Bank offers various deposit products to our Clients, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposit. In addition, WSFS Bank accepts “jumbo” certificates of deposit with balances in excess of $250,000 from individuals, businesses and municipalities.
The following table shows the maturities of certificates of deposit of $250,000 or more as of December 31, 2024:

(Dollars in thousands)
Maturity Period	December 31, 2024
Less than 3 months	$142,990
Over 3 months to 6 months	191,873
Over 6 months to 12 months	92,978
Over 12 months	18,599
Total	$446,440
The estimated amount of total uninsured deposits as of December 31, 2024 was $6.4 billion as compared to $6.3 billion at December 31, 2023.
Federal Home Loan Bank Advances
As a member of the FHLB, we are able to obtain FHLB advances. At December 31, 2024, we had $51.0 million of FHLB advances compared to no FHLB advances at December 31, 2023. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB and we were in compliance with this requirement with a stock investment in FHLB of $11.8 million as of December 31, 2024 and with $15.4 million at December 31, 2023.
We received $1.5 million in dividends from the FHLB during 2024 compared to $1.1 million during 2023. For additional information regarding FHLB stock, see Note 12 to the Consolidated Financial Statements.

Trust Preferred Borrowings
In 2005, the Trust issued $67.0 million of aggregate principal amount of Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate. The reference rate on these securities was updated to three-month term SOFR upon the discontinuation of LIBOR on June 30, 2023. These securities are currently callable and have a maturity date of June 1, 2035.
The RBC Trusts, which were acquired from Bryn Mawr Bank Corporation, were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements as the Company is not deemed to be the primary beneficiary of these entities. WSFS assumed junior subordinated debentures to the RBC Trusts with a current carrying value of $11.9 million each, totaling $23.8 million, inclusive of the fair value marks. The junior subordinated debentures incur interest at a coupon rate of 6.77% as of December 31, 2024. The rate resets quarterly based on three-month term SOFR plus 2.41%.
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
Senior and Subordinated Debt
On December 3, 2020, the Company issued $150.0 million of senior notes due 2030 (the 2030 Notes). The 2030 Notes mature on December 15, 2030 and have a fixed coupon rate of 2.75% from issuance until December 15, 2025 and a variable coupon rate equal to the three-month term SOFR, reset quarterly, plus 2.485% from December 15, 2025 until maturity. The 2030 Notes may be redeemed by the Company beginning December 15, 2025 at 100% of principal plus accrued and unpaid interest.
The Company assumed $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) from Bryn Mawr Bank Corporation, which were issued by Bryn Mawr Bank Corporation in an underwritten public offering on December 13, 2017. The 2027 Notes mature on December 15, 2027, and had a fixed annual interest of 4.25% until and including December 14, 2022, and currently bear interest at a variable rate of 6.67%. The variable rate will reset quarterly to a level equal to the three-month term SOFR plus 2.31% until December 15, 2027, or any early redemption date. On January 30, 2025, the Company notified bondholders that it will redeem all of the outstanding principal of the 2027 Notes in the first quarter of 2025.

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
Core ROA is calculated as follows:

For the year ended
(Dollars in thousands)	December 31, 2024
Calculation of Core ROA (non-GAAP):
Net income attributable to WSFS (GAAP)	$263,671
(Plus)/less:
Realized gain on sale of equity investment, net	(2,309)
Visa derivative valuation adjustment	(2,829)
FDIC special assessment	880
Remeasurement of lease liability	(112)
Corporate development and restructuring expenses	2,666
Less: Tax impact of pre-tax adjustments	485
Adjusted net income (non-GAAP)	$262,452
Average assets	$20,821,071
ROA (GAAP)	1.27%
Core ROA (non-GAAP)	1.26%
The tangible common equity to tangible assets ratio is calculated as follows:

(Dollars in thousands)	December 31, 2024
Period End Tangible Assets
Period end assets (GAAP)	$20,814,303
Less: Goodwill and intangible assets	(988,160)
Tangible assets (non-GAAP)	$19,826,143
Period End Tangible Common Equity
Period end Stockholder’s equity of WSFS (GAAP)	$2,589,752
Less: Goodwill and intangible assets	(988,160)
Tangible common equity (non-GAAP)	$1,601,592
Common equity to assets ratio (GAAP)	12.44%
Tangible common equity to assets (non-GAAP)	8.08%

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
The laws and regulations to which the Company and the Bank are subject cover all aspects of our business, including lending and collection practices, treatment of our Clients, safeguarding deposits, client privacy and information security, capital structure, liquidity, dividends and other capital distributions, transactions with affiliates and conduct and qualifications of personnel. Such laws and regulations directly and indirectly affect key drivers of our profitability, including, for example, capital and liquidity, product offerings, risk management, and costs of compliance. As a result, the extensive laws and regulations to which we are subject and with which we must comply significantly impact our earnings, results of operations, financial condition and competitive position. Political, economic, and industry events and other factors may influence changes to the banking laws, regulations and policies by the U.S. Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance, which sometimes materially changes regulatory expectations. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation, expectations or implementation, could have a material effect on our business and operations.
To this end, due to the recent issuance of certain executive orders by the President of the United States, it may not be clear for a period of time as to what the priorities of the three prudential banking agencies, the OCC, Federal Reserve and FDIC, may be with respect to their respective supervisory and enforcement matters for banks and bank holding companies during the current administration. For example, one executive order requires independent agencies, including the Federal Reserve and FDIC to submit to the White House Office of Management and Budget (“OMB”) major orders proposed by these agencies for OMB's review. OMB would also write "performance standards and management objectives" to the heads of independent agencies, review and adjust their budgets, including the Federal Reserve (excluding with respect to its monetary policy function) and the FDIC. As a result, it may take longer for the prudential banking agencies to establish their supervisory and enforcement priorities and develop and adopt new rules and regulations, or make changes to existing rules and regulations. Another executive order requires agency heads to determine whether ongoing enforcement of any regulations identified in their regulatory review is compliant with law and policy of the current administration. This executive order also provides that to preserve resources and ensure lawful enforcement, agency heads, in consultation with the Director of the OMB, shall, on a case-by-case basis and as appropriate and consistent with applicable law, then direct the termination of all such enforcement proceedings that do not comply with the Constitution, laws, or the policy of the current administration. It is unclear what impact these orders will have on the supervisory and enforcement activities of the OCC, Federal Reserve and FDIC.
In addition, there is continued uncertainty about the CFPB's priorities and how they will change under the current administration. For example, in February 2025, the Acting Director of the CFPB instructed agency staff to pause most activity, including supervision and enforcement. While it is presently unclear when and to what extent the CFPB will resume its activities, other governmental authorities, including state attorneys general or banking regulators, may seek to increase their regulation, supervision, and enforcement of providers of consumer financial products and services in response to changes at the CFPB. Moreover, changes at the CFPB may lead to federal legislative efforts to alter the framework for consumer financial services regulation. The impact of such regulations on our business is discussed further below, as well as in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors – Risks Relating to Regulation."

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
Restrictions on Acquisitions
Federal law generally prohibits a savings and loan holding company from acquiring, without prior regulatory approval, direct or indirect control, all or substantially all of the assets, or more than 5% of the voting shares of a savings association or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association that is not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Federal Reserve. Comparable restrictions apply to a savings and loan holding company’s acquisition or control of a bank or bank holding company although in such event the savings and loan holding company would become a bank holding company. Additionally, provisions of federal law known as the Bank Merger Act require prior regulatory approval for an insured depository institution to merge with another insured depository institution.
In September 2024, the OCC finalized a new Policy Statement Regarding Statutory Factors Under the Bank Merger Act (Policy Statement), which outlines factors that the OCC will considering when evaluating a proposed bank merger transaction, including factors related to financial stability, the financial and managerial resources and future prospects of the existing and proposed institutions, and the convenience and needs of the community. The Policy Statement also lists thirteen indicators that will be present in merger applications that are more likely to be approved expeditiously, including that the resulting institution will have total assets less than $50 billion and that the target’s total assets are less than 50 percent of the acquirer’s total assets. It remains uncertain how the OCC will apply the Policy Statement to particular transactions, and the Policy Statement may make it more difficult and/or costly for us to obtain regulatory approval for an acquisition or otherwise result in more onerous conditions in approval orders than the OCC has previously imposed.
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
Safe and Sound Banking Practices
Savings and loan holding companies and their non-bank subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or constitute violations of laws or regulations. For example, the Federal Reserve opposes any repurchase of common stock or any other regulatory capital instrument if the repurchase would be inconsistent with the savings and loan holding company’s prospective capital needs and continued safe and sound operation. As another example, a savings and loan holding company may not impair its subsidiary savings association’s soundness by causing it to make funds available to non-depository subsidiaries or their clients if the Federal Reserve believes it not prudent for the Company to do so. The Federal Reserve can assess civil money penalties on a party for unsafe and unsound activities conducted on a knowing or reckless basis, if those activities caused a loss to an institution or pecuniary gain to the party. The penalties can range up to $25,000 for certain reckless violations and up to $1.0 million for certain knowing violations for each day such a violation continues.

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
Dividends
The principal sources of the Company’s cash are debt issuances and dividends from the Bank, supplemented by dividends from its other operating subsidiaries (including Bryn Mawr Capital Management, LLC, Powdermill®, and The Bryn Mawr Trust Company of Delaware). Our earnings and activities are affected by federal, state and local laws and regulations. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve that holding companies should pay cash dividends on common stock only out of earnings available for the period for which the dividend is being paid and only if prospective earnings retention is consistent with the organization’s expected future capital needs and current and prospective financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with this policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the Federal Reserve’s policy statement.
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
The Bank may not extend credit, lease, sell property, or furnish any service or fix or vary the consideration for the foregoing on the condition that (i) the client obtain or provide some additional credit, property, or service from or to the Bank or the Company or their subsidiaries (other than a loan, discount, deposit, or trust service or that are related to and usually provided in connection with any such product or service) or (ii) the client not obtain some other credit, property, or services from a competitor, except to the extent such a condition is reasonably imposed to assure the soundness of the credit extended. The federal banking agencies have, however, allowed banks and savings associations to offer combined-balance discount packages and otherwise to offer more favorable terms if a client obtains two or more traditional bank products. The law authorizes the Federal Reserve to grant additional exceptions by regulation or order.

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
The capital ratios for the Bank and the Company, as of December 31, 2024, indicate regulatory capital levels in excess of the regulatory minimums and the levels necessary for the Bank to be considered “well-capitalized.”

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
As of December 31, 2024, the Bank met all of the prerequisites for well-capitalized status. Additionally, for the Company to be considered “well-capitalized” under Federal Reserve regulations, the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure.
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
The FDIC uses a risk-based premium system to calculate quarterly assessments for FDIC-insured institutions. It has revised its methodology from time to time. The current methodology has a range of initial assessment rates from 3 basis points to 30 basis points on insured deposits, subject to adjustments. An insured depository institution's rate is determined within a range of base assessment rates based in part on its CAMELS composite rating, taking into account other factors and adjustments. The methodology that the FDIC uses to calculate assessment amounts is also based on whether the Deposit Insurance Fund has met the FDIC's designated reserve ratio, which is currently 2%, and the minimum reserve ratio of 1.35% set forth in the Dodd-Frank Act. Over the past several years, the amount of total estimated insured deposits has grown very rapidly while the funds in the FDIC's Deposit Insurance Fund (DIF) have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028.

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
On November 16, 2023, the FDIC approved a final rule to implement a special deposit insurance assessment to recover losses to the DIF arising from the protection of uninsured depositors following the receiverships of failed institutions in the Spring of 2023. Under the final rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits, reported for the quarter ended December 31, 2022, minus the first $5 billion in estimated uninsured deposits. As of December 31, 2022, the Bank had approximately $6.9 billion of estimated uninsured deposits. The FDIC will collect the special assessment over eight initial quarterly assessment periods starting with the first quarter of 2024, at a quarterly rate of 3.36 basis points (0.0336%). We recognized the entire initial special assessment expense of approximately $5.1 million in 2023. However, depending on future adjustments to the DIF’s estimated loss, the FDIC retained the ability to cease collection early, extend the special assessment collection period, or impose a one-time final shortfall assessment. During 2024, the FDIC updated its estimate of the DIF’s losses and projected that the special assessment would be collected for an additional two quarters beyond the initial eight-quarter collection periods, at a lower rate. Accordingly, we recognized an additional FDIC special assessment anticipated charge of $0.9 million for the year ended December 31, 2024.
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
On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. The proposal would require many insured depository institutions to classify a greater amount of their deposits obtained with the involvement of third parties as brokered deposits. An increase in the amount of brokered deposits on an insured depository institution’s balance sheet could, among other consequences, increase the institution’s deposit insurance assessment costs.
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
Branch Office Network
The Bank maintains branch offices in three states: Delaware, Pennsylvania and New Jersey. A federal savings association may open new branch offices in any state or relocate branch offices. Prior OCC approval is necessary unless the association is an “eligible” savings association and meets certain other conditions. The Bank currently qualifies as an eligible savings association. If prior approval is necessary, the OCC will consider the effect of the acquisition on a safe and sound banking system, the branch office's role in providing fair access to financial services by helping to meet the credit needs of the entire community, the association's compliance with laws and regulations, and the fair treatment of clients including efficiency and better service. If a federal savings association acquires branch offices through a merger with or through a branch purchase from another bank or savings association, the acquiring federal savings association must submit a Bank Merger Act application to the OCC, which requires a favorable decision on the acquisition of the branch offices. The Bank has grown its branch office network primarily through mergers with other institutions, rather than branch office purchases or de novo offices. A federal savings association also may open agency offices for certain purposes without prior OCC approval. The Bank does not have any agency offices and has no plans to open any such offices.

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
The federal banking agencies pay close attention to the cybersecurity practices of savings associations, banks, and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council, has issued several policy statements and other guidance for banks as new cybersecurity threats arise. FFIEC has recently focused on such matters as compromised client credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart or mitigate cyber-attacks. Additionally, banking organizations are required to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. The SEC also generally requires registrants to file a Current Report Form 8-K within four business days of determining a cybersecurity incident is material.

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
The Bank received a rating of “satisfactory” in its most recent performance evaluation.
On October 24, 2023, the Federal Reserve, FDIC, and OCC issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. Under the revised framework, banks with assets of at least $2 billion, such as the Bank, are considered large banks and their retail lending, retail services and products, community development financing, and community development services will be subject to periodic evaluation. Depending on a large bank’s geographic distribution of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit taking facilities. Industry organizations have challenged the final rule in court, and on March 29, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule. The final outcome of such challenge is uncertain.

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
We have identified our major risk categories as: market risk, credit risk, capital and liquidity risk, compliance risk, operational risk, strategic risk, reputation risk and model risk. Market risk is the risk of loss due to changes in external market factors such as interest rates. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. We are exposed to both client credit risk, from our loans, and institutional credit risk, principally from our various business partners and counterparties. Capital and liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Compliance risk is the risk that we fail to adequately comply with applicable laws, rules and regulations. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (such as natural disasters) or compliance, reputation or legal matters and includes those risks as they relate directly to the Company as well as to third parties with whom we contract or otherwise do business. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Reputation risk is the risk of loss that arises from negative publicity or perceptions regarding our business practices. Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models.
1.. Market Risk
Difficult market conditions and unfavorable economic trends could adversely affect our industry and our business.
We are exposed to downturns in the Greater Philadelphia and Delaware region, Mid-Atlantic and overall U.S. economy and housing markets. Unfavorable economic trends, sustained high unemployment, high costs of living, and declines in real estate values can cause a reduction in the availability of commercial credit and can negatively impact the credit performance of commercial and consumer loans, resulting in increased losses. These negative trends can cause economic pressure on consumers and businesses and diminish confidence in the financial markets, which may adversely affect our business, financial condition, results of operations and ability to access capital. A worsening of these conditions, such as a recession or economic slowdown, would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:
•An increase in the number of clients unable to repay their loans in accordance with the original terms, which could result in a higher level of loan and lease losses and provision for loan and lease losses;
•Decreases in customer deposits;
•Impaired ability to assess the creditworthiness of clients as the models and approaches we use to select, manage and underwrite our Clients become less predictive of future performance;
•Impaired ability to estimate the losses inherent in our credit exposure as the process we use to make such estimates requires difficult, subjective and complex judgments based on forecasts of economic or market conditions that might impair the ability of our Clients to repay their loans, and this estimating process becomes less accurate and thus less reliable as economic conditions worsen;
•Increases in foreclosures, delinquencies and client bankruptcies, as well as more restricted access to commercial credit;
•Decreases in our Wealth Management segment's AUM portfolios as a result of, among other things, decreases in market value from investment performance losses and clients' increased financial needs;
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
Over the past several years, our earnings have been, and continue to be, significantly impacted by substantial fluctuations in the interest rate environment. In response to the economic and financial effects of the COVID-19 pandemic, the Federal Reserve initially reduced interest rates through 2020 and 2021 and instituted quantitative easing measures as well as domestic and global capital market support programs. In 2022 and 2023, to curb rising inflation, the Federal Reserve increased the target Federal Funds rate−the interest rate that banks charge each other for overnight lending in order to help maintain the reserve requirements of the Federal Reserve−to a range between 5.25% and 5.50% and enacted policies to achieve that target range. During 2024, the Federal Reserve announced three decreases to the Federal Funds rate, ending the year with a range between 4.25% and 4.50%.
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
We seek to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of our different types of interest-earning assets and interest-bearing liabilities, but these interest rate risk management techniques are not capable of eliminating such risks and they may not be as effective as we intend. In particular, rapid increases or decreases in interest rates could have unusually adverse effects on our net interest margin, including the impact of deposit betas, and results of operations to the extent our interest rate risk management techniques are insufficient to mitigate these risks in a timely manner. The results of our interest rate sensitivity simulation models depend upon a number of assumptions which may prove to be inaccurate. We may not be able to successfully manage our interest rate risk, which could have a material adverse impact on the fair market value of our assets and the results of our operations.
Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan clients often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have an adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.
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
Our nonperforming assets, which consist of non-accrual loans and assets acquired through foreclosure, adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for credit losses which reserves for losses inherent in the loan and lease portfolio that are both probable and reasonably estimable. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from daily operations and other income producing activities. Finally, if our estimate of the allowance for credit losses is inadequate, we will have to increase the allowance for credit losses accordingly, which will have an adverse effect on our earnings. Significant increases in the level of our nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.
Our loan portfolio includes a substantial amount of commercial mortgage, commercial and industrial, and construction and land development loans. The credit risk related to these types of loans is greater than the risk related to residential loans.
Our commercial loan portfolio includes commercial and industrial loans, commercial mortgage loans, and construction and land development loans. Commercial mortgage loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by our Clients would adversely affect our earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the larger size of loan balances, and the potential that changes in general economic and working conditions can adversely affect income-producing properties, such as reduced office usage as a result of remote work policies. A portion of our commercial mortgage, construction and land development and commercial and industrial loan portfolios includes a balloon payment feature. A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.
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
Our success depends primarily on the general economic conditions and housing markets in the state of Delaware, southeastern Pennsylvania, southern New Jersey and northern Virginia, as a large portion of our loans are made to clients in these markets. This makes us vulnerable to a downturn in the local economy and real estate markets in these areas. Declines in real estate valuations in these markets would lower the value of the collateral securing those loans, which could cause us to realize losses in the event of increased foreclosures. Local economic conditions have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. In addition, weakening in general economic conditions such as inflation, stagflation, increased costs-of-living, recession, unemployment, natural disasters or other factors beyond our control could negatively affect demand for loans, the performance of our borrowers and our financial results.
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
A key part of our strategy is to grow deposits. The market for deposits is highly competitive, with intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, features and benefits of our products, the quality of our client service and the competitiveness of our digital banking capabilities. Our ability to originate and maintain deposits is also highly dependent on the strength of the Bank and the perceptions of clients and others of our business practices and our financial health. Adverse perceptions regarding our reputation could lead to difficulties in attracting and retaining deposits accounts. Negative public opinion could result from actual or alleged conduct in a number of areas, including lending practices, regulatory compliance, inadequate protection of client information or sales and marketing activities, and from actions taken by regulators or others in response to such conduct.
The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in client preferences, reductions in consumers’ disposable income, regulatory actions that decrease client access to particular products or the availability of competing products. Competition from other financial services firms and others that use deposit funding products may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability and liquidity.

The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized”, and at December 31, 2024, the Bank met or exceeded all applicable requirements to be deemed “well-capitalized” for purposes of the FDIA. However, the Bank may not continue to meet these requirements. Limitations on the Bank’s ability to accept brokered deposits (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) for any reason in the future could adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have an adverse effect on our business.
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
We are subject to extensive federal and state regulation, supervision and examination governing almost all aspects of our operations. The laws and regulations governing our business are intended primarily to protect depositors, our Clients, the public, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, and not our stockholders or holders of our debt. The Federal Reserve is the primary federal regulator for the Company, the OCC is the Bank’s primary regulator and the CFPB regulates the Bank’s compliance with consumer financial protection laws. The banking laws, regulations and policies applicable to us govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, and general business operations, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, establishment of new offices, the maximum interest rate that may be charged by law and treatment of clients. In addition, federal and state banking regulators have broad authority to supervise our banking business, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation or administrative order. Failure to appropriately comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects. A government shutdown or understaffing at the Federal Reserve, the OCC and/or the CFPB could result in unforeseen delays in our ability to receive approval for certain transactions or deal with other regulatory issues. Such a delay could adversely affect our business, results of operations, or financial condition.

We are subject to changes in federal and state banking statutes, regulations and governmental policies, and their interpretation or implementation. Certain of our subsidiaries are registered with the SEC as investment advisers and, as such, are subject to regulation, supervision and enforcement by the SEC under the Investment Advisers Act. Regulations affecting banks and other financial institutions in particular are undergoing continuous review and frequently change and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. As noted in “Business - Regulation of the Company,” recent executive orders from the current administration may result in uncertainty as to what the supervisory and enforcement priorities of the three prudential banking agencies will be and may result in significant changes in policies, rules and regulations. Any changes in any federal and state law, as well as regulations and governmental policies could subject us to additional compliance costs and otherwise affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects.
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
The Federal Reserve regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Congress controls fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our Clients. Changes in Federal Reserve policies, fiscal policy, and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.

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
There continues to be uncertainty as to how CFPB's strategies and priorities will impact the Company's business and operations. As noted in “Business - Regulation of the Company,” the Acting Director of the CFPB instructed agency staff to pause most activity, including supervision and enforcement. While it is presently unclear when and to what extent the CFPB will resume its activities, other governmental authorities, including state attorneys general or banking regulators, may seek to increase their regulation, supervision, and enforcement of providers of consumer financial products and services in response to changes at the CFPB, which could increase our regulatory risk.
5. Operational Risk
Our technology-related operational processes and procedures may not be effective in accomplishing their intended purposes.
Our operations depend upon the use of computer programs, algorithms, and other analytical tools. If such technology is ineffective at its intended purposes or includes errors in computer code, unintended bias, bad data, misuse of data, or fraud, it may adversely affect our operations. Additionally, as societal norms, legal requirements, businesses and markets evolve, our technology may not accurately reflect this evolution. There may also be technology-related issues that exist, or that develop in the future, that we have not anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. In particular, the implementations of new technologies and digital solutions may cause business disruptions that affect our ability to maintain relationships with clients, depositors and employees. If our risk management framework does not effectively identify and control such risks, we could suffer unexpected losses or be adversely affected, and that could have an adverse effect on our business, results of operations and financial condition.

Our results of operations and financial condition could be adversely affected if our Cash Connect® segment’s policies, procedures and controls are inadequate to prevent a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through insurance.
The profitability of our Cash Connect® segment depends to a large degree on its ability to accurately and efficiently distribute, track, and settle large amounts of cash to its Clients’ ATMs which, in turn, depends on the successful implementation and monitoring of a comprehensive system of financial and operational controls that are designed to help prevent, detect, and recover any potential loss of funds. These controls require the implementation and maintenance of complex proprietary software, the ability to track and monitor an extensive network of armored car companies, and the ability to settle large amounts of electronic funds transfers (EFT) from various ATM networks. There is a risk that those associated with armored car companies, ATM networks and processors, ATM operators, or other parties may misappropriate funds belonging to Cash Connect®. Cash Connect® has experienced such occurrences in the past. If our Cash Connect® division’s established policies, procedures and controls are inadequate, or not properly executed to prevent or detect a misappropriation of funds, or if a misappropriation of funds is not insured or not fully covered through any insurance maintained by us, our business, results of operations or financial condition could be adversely affected.
System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.
Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our business, financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems, software and networks utilized by us, including our Internet banking activities, against damage from physical break-ins, cyber-attacks, cybersecurity breaches and other disruptive problems. Failures in, or breaches of, our computer systems, software and networks, or those of our third-party vendors or other service providers, including as a result of cyber-attacks, cybersecurity breaches and other disruptions, could disrupt our business or operations or those of our Clients and counterparties, result in the disclosure or misuse of confidential or proprietary information, result in supervisory liability or regulatory enforcement action, damage our reputation, result in a loss of Clients and business, result in a loss of confidence in the security of our systems, products and services, increase our costs and cause losses to us. Our security measures, including firewalls and penetration testing, as well as Board oversight and management's assessment, identification and management of cybersecurity risks, may not prevent or detect future potential losses or liabilities from system failures or breaches or cyber-attacks, cybersecurity breaches, or other disruptions. We seek to continuously monitor for and nimbly react to any and all such malicious cyber activity, and we develop our systems to protect our technology infrastructure and data from misuse, misappropriation or corruption. Senior management gives a quarterly update on cybersecurity to the Risk Committee and Cybersecurity Committee of our Board of Directors and an annual update to our full Board of Directors.
Although we devote significant resources and Board oversight and management focus to ensuring the integrity of our systems through information security and business continuity programs, our computer systems, software and networks, and those of our third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses or malware, misplaced or lost data, denial-of-service attacks, programming or human errors, or other similar events. We also experience large volumes of phishing and other forms of social engineering attempts for the purpose of perpetrating fraud against us, our Associates, or our Clients. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites. We and our third-party vendors or other service providers have experienced all of these events and expect to continue to experience them in the future. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations. Although the impact to date from these events has not had an adverse effect on us, we cannot be sure this will be the case in the future. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because attacks are increasingly sophisticated, change frequently, often not recognized until launched, and can originate from a wide variety of sources. Our early detection and response mechanisms could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, equipment failure, natural disasters, power loss, unauthorized access, supply chain attacks, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations. In addition, although we maintain insurance coverage that may, subject to terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed our policy limits or are not covered under any of our current insurance policies.

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
We may also be subject to liability under various data protection laws. In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our Clients and Associates, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state and international laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number. If any person, including any of our Associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.
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
Our ability to attract and retain clients, clients, investors, and highly-skilled management and Associates is affected by our reputation and the reputation of the financial services industry as a whole. Adverse developments may result in additional scrutiny or new litigation against us and potential sources of reputational damage are discussed throughout these risk factors. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could adversely impact our business, financial condition and results of operations.
Significant harm to our reputation can arise from sources, including economic changes, regulatory scrutiny, employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, significant or numerous failures, interruptions or breaches of our information systems, and the activities of our Clients and counterparties, including vendors.
In particular, the success of our Wealth Management segment is highly dependent on reputation. Our Wealth Management segment derives the majority of its revenue from noninterest income which consists of trust, investment and other servicing fees, and our ability to attract trust and wealth management clients is highly dependent upon external perceptions of this segment’s level of service, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage the division’s and our reputation among existing clients and corporate clients, which could make it difficult for the Wealth Management segment to attract new clients and maintain existing ones.
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
Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable net assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions. We evaluate goodwill and intangibles for impairment at least annually. Although we have determined that goodwill and other intangible assets were not impaired during 2024, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. Any future write-down of the goodwill or other intangible assets could result in a material charge to earnings.
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
•Ensure the security and confidentiality of client and bank records covered by law.
•Protect against any anticipated threats or hazards to the security of such records.
•Protect against the unauthorized access or use of such records or information in ways that could result in substantial harm to the Company, our Clients, and Associates.
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
The Company's Cybersecurity Committee is responsible for providing overall direction to reduce risk to company and Client data that resides in various systems, both in-house and with third parties. The committee duties are to ensure the confidentiality, integrity, and availability of such information. Further, the Cybersecurity Committee is responsible for (1) prioritization of Enterprise Strategic Planning for cybersecurity, (2) the review and approval corporate cybersecurity risk tolerance, (3) monitoring of cybersecurity threats and trends, (4) support of cross-functional collaboration on cybersecurity activities, and (5) promotion and support of cybersecurity awareness and decisions across the enterprise.
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
The CISO reports security related incidents, findings, changes, etc. to the Risk Committee, on an annual basis or quarterly as needed. This information is communicated through the Company's Risk Department. The CISO has more than 25 years of experience in the information security field, including 23 years at WSFS, and holds several professional certifications and memberships in the Information Security, IT, and financial services fields.
The Board and Senior Management are charged with the ultimate responsibility for understanding the company’s risk environment. A Management Risk Committee, chaired by our Chief Risk Officer (CRO), is responsible to oversee the Company’s risk management program on an enterprise-wide basis.
The Company has dedicated incident management and response teams in place to facilitate response protocols and execute designed strategies necessary to mitigate business risk and support recovery initiatives. The Incident Management Team structure is based on the Incident Command System and follows a flexible, adaptable approach with response team membership designed to support expanding response team needs. An Incident Response Task Force (IRTF) is in place to oversee the assessment of cybersecurity incidents and operational response needs. The CISO and the Head of Regulatory Affairs/Relations co-lead IRTF response.
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
ITEM 2. PROPERTIES
Our headquarters are located at 500 Delaware Ave., Wilmington, Delaware where we lease 78,432 square feet of space. At December 31, 2024, we conducted our business through 88 banking offices located in Delaware, southeastern Pennsylvania and southern New Jersey.
In addition to our branch network, we own or lease office space for 26 other loan production offices and facilities located in Delaware, southeastern Pennsylvania, southern New Jersey, Florida, Nevada and Virginia to house operational activities, Cash Connect® and our Wealth Management businesses. We owned 37 of our banking offices and other facilities while all other locations were leased.
At December 31, 2024, our premises and equipment had a net book value of $86.0 million. All of these properties are generally in good condition and are appropriate for their intended use. While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is traded on the Nasdaq Global Select Market under the symbol “WSFS.” At February 24, 2025, we had 3,138 registered common stockholders of record.
The closing market price of our common stock at February 24, 2025 was $53.54.
Dividends
For a discussion of dividend restrictions on our common stock, or of restrictions on dividends from the Company's subsidiaries to the Company, see “Business - Regulation - Regulation of the Company - Dividends” and “Business - Regulation - Regulation of WSFS Bank - Dividends Restrictions.”
Securities Authorized for Issuance Under Equity Compensation Plans
Shown below is information as of December 31, 2024 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	170,620	$44.20	2,321,904
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	170,620	$44.20	2,321,904
(1)Plans approved by stockholders include the 2013 Incentive Plan and the 2018 Incentive Plan.
Share Repurchases:
During the second quarter of 2022, the Board of Directors approved a share repurchase program authorizing the repurchase of 6,358,727 shares of common stock, or 10% of our outstanding shares as of June 30, 2022. Under the program, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The program is consistent with our intent to return a minimum of 35% of annual net income to stockholders through dividends and share repurchases while maintaining capital ratios in excess of the “well-capitalized” benchmarks.
During the three months ended December 31, 2024, the Company repurchased 393,238 shares of common stock under the share repurchase program.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1, 2024 - October 31, 2024	140,517	$50.19	140,517	3,544,575
November 1, 2024 - November 30, 2024	137,521	53.56	137,521	3,407,054
December 1, 2024 - December 31, 2024	115,200	56.69	115,200	3,291,854
Total	393,238	53.27	393,238

COMPARATIVE STOCK PERFORMANCE GRAPH
The graph and table which follow show the yearly percentage change in the cumulative total shareholder return on our common stock over the last five years compared with the cumulative total shareholder return of the Dow Jones Total Market Index, the Nasdaq Bank Index, the KBW Nasdaq Regional Bank Index, and the S&P SmallCap 600 Index over the same period as obtained from Bloomberg L.P. Cumulative total shareholder return on our common stock or the indices equals the total increase in value since December 31, 2019, assuming reinvestment of all dividends paid into the common stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2019 in our common stock and in each of the indices. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
December 31, 2019 through December 31, 2024
Dollars
250
200
150
100
50
0
2019
2020
2021
2022
2023
2024
WSFS Financial Corporation
Dow Jones Total Market Index
Nasdaq Bank Index
KBW Nasdaq Regional Bank Index
S&P SmallCap 600 Index

	December 31, 2019 through December 31, 2024 Cumulative Total Return
	2019	2020	2021	2022	2023	2024
WSFS Financial Corporation	$100	$104	$117	$107	$110	$129
Dow Jones Total Market Index	100	110	133	124	144	165
Nasdaq Bank Index	100	93	132	111	107	129
KBW Nasdaq Regional Bank Index	100	91	125	116	116	131
S&P SmallCap 600 Index	100	111	141	118	137	149

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $20.8 billion in assets and $89.4 billion in assets under management (AUM) and assets under administration (AUA) at December 31, 2024, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 192 years. In addition to our focus on stellar client experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service®.” Our strategy of “Engaged Associates, living our culture, enriching the communities we serve” focuses on exceeding client expectations, delivering stellar experiences and building client advocacy through highly-trained, relationship-oriented, friendly, knowledgeable and empowered Associates.
As of December 31, 2024, we had six consolidated subsidiaries: WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Our banking business had a total loan and lease portfolio of $12.8 billion as of December 31, 2024, which was funded primarily through commercial relationships and client generated deposits. We have built a $9.9 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking division specializing in a variety of residential mortgage and refinancing solutions. Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide, and manages approximately $1.6 billion in total cash and services approximately 28,600 non-bank ATMs and 10,000 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, and deposit safe cash logistics. Cash Connect® also supports 567 owned or branded ATMs for WSFS Bank Clients, which is one of the largest branded ATM networks in our market.
Our Wealth Management business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients. Combined, these businesses had $89.4 billion of AUM and AUA at December 31, 2024.
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

As of December 31, 2024, we service our Clients primarily from 114 offices located in Pennsylvania (57), Delaware (39), New Jersey (14), Florida (2), Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com, and our mobile app.
Notable Items Impacting Results of Operations, Financial Condition and Business Outlook
Notable items in 2024 include the following:
•Customer deposits increased $607.4 million, or 4%, driven by the Consumer and Commercial businesses, with growth in time, money market, and noninterest demand deposits.
•During the fourth quarter, WSFS completed the repayment of $800.0 million of borrowings from the Bank Term Funding Program (BTFP).
•Net loans and leases grew $413.0 million, or 3%, compared to December 31, 2023. Increases in commercial mortgage and commercial & industrial were partially offset by decreases in construction loans, partially driven by migration into commercial mortgages.
•Returned $131.2 million of capital to shareholders through $95.4 million of share repurchases and $35.8 million of quarterly dividends. Under the Company's share repurchase program, 2,049,739 shares of common stock were repurchased at an average price of $46.55 per share.
•Fee revenue grew by 18%, primarily driven by Cash Connect and Wealth Management, resulting in a fee revenue ratio of 32.5% compared to 28.5% for the prior year. Wealth Management fee revenue grew 12% to a record $148.1 million.
•Recognized $4.3 million of nonrecurring income from our partnership with Spring EQ, comprised of the $2.3 million annual earnout and $2.0 million of post-close distributions related to the sale of our equity investment in Spring EQ that occurred in the fourth quarter of 2023.
•Our Wealth Management segment completed the conversions of its trust accounting system and client portal. These conversions were executed as part of our Bryn Mawr Trust integration plan.
•The Bank and the Company continue to be well above well-capitalized across all measures of regulatory capital, with total common equity tier 1 capital of 13.88% and 13.81%, respectively, and total risk-based capital of 15.13% and 15.77%, respectively.
•In June 2024, Moody's Investor Services reaffirmed the Company's investment-grade issuer rating of Baa2 with a stable outlook and in August 2024, Kroll Bond Rating Agency reaffirmed the Company's senior unsecured debt rating of A-. We believe the ratings reaffirmations reflect the benefits of our diversified business model, our strong capital levels, earnings, liquidity, and asset quality.
•During the year, we held our second annual "We Stand for Service Day", during which nearly 1,500 of our Associates volunteered at more than 130 community organizations across the Greater Philadelphia, Southern New Jersey and Delaware region. In addition, WSFS Associates surpassed the Bank's 2024 volunteer commitment goal of 24,000 hours of service.

FINANCIAL CONDITION
Total assets increased $219.6 million, or 1%, to $20.8 billion as of December 31, 2024, compared to $20.6 billion as of December 31, 2023. The increase is primarily comprised of the following (in descending order of magnitude):
•Net loans and leases held for investment increased $413.0 million, primarily due to increases of $229.4 million in commercial mortgages, $116.1 million in commercial and industrial loans, $94.3 million in residential mortgage loans, $87.6 million in owner-occupied commercial loans, and $74.3 million in consumer loans (primarily from Spring EQ home equity loans). Construction loans decreased $203.4 million partially due to the migration of construction loans to permanent commercial mortgage and owner-occupied commercial loans.
•Other assets increased $145.1 million, primarily driven by a $63.8 million receivable due to the settlement timing of ACH payments, $18.8 million from the transfer of three properties to held for sale, an $18.3 million increase in derivatives from our Capital Markets business due to changes in fair value, $17.9 million in deferred taxes, and $12.5 million driven by new low-income housing tax credit investments.
•Total cash and cash equivalents increased $61.9 million, primarily due to increased deposits, partially offset by the repayment of borrowings from the BTFP and increased lending activity.
•Total investment securities decreased $379.3 million:
◦Investment securities, available-for-sale decreased $335.9 million, primarily due to repayments of $350.4 million and decreased market values on available-for-sale securities of $49.8 million, partially offset by $67.4 million in purchases .
◦Investment securities, held to maturity decreased $43.4 million primarily due to repayments, maturities and calls of $61.3 million, partially offset by $14.8 million of amortization of net unrealized losses on available-for-sale securities transferred to held-to-maturity.
•Premises and equipment decreased $18.5 million primarily driven by the transfer of three properties to held for sale.
Total liabilities increased $110.1 million, or 1%, to $18.2 billion at December 31, 2024 compared to the prior year, primarily comprised of the following (in descending order of magnitude):
•Total deposits increased $555.7 million, primarily driven by the Consumer and Commercial businesses, with growth in time, money market, and noninterest demand deposits.
•Other liabilities increased $74.3 million primarily due to an increase of $53.1 million in collateral held on derivatives and derivative liabilities and $12.8 million due to performance-based incentive increases.
•FHLB advances increased $51.0 million due to favorable pricing terms.
•Other borrowed funds decreased $562.9 million primarily due to the repayment of borrowings from the BTFP.
Stockholders’ equity increased $112.1 million to $2.6 billion at December 31, 2024 compared to the prior year. The increase was primarily due to earnings of $263.7 million during the year, partially offset by significant capital returns to shareholders ($96.3 million from the repurchase of shares of common stock under our stock repurchase plan as well as payment of dividends on our common stock of $35.8 million), and an increase of $30.9 million in accumulated other comprehensive loss due to market value decreases on investment securities.
We repurchased 2,049,739 and 1,247,178 shares of our common stock in 2024 and 2023, respectively. We held 17,607,002 shares and 15,557,263 shares of our common stock as treasury shares at December 31, 2024 and 2023, respectively.
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

Regulators have established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leveraged and risk-based capital measures and certain other factors. Under the Prompt Corrective Action framework of the Federal Deposit Insurance Corporation Act, depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At December 31, 2024, the Bank was in compliance with regulatory capital requirements and all of its regulatory ratios exceeded “well-capitalized” regulatory benchmarks. The Bank’s December 31, 2024 common equity Tier 1 capital ratio of 13.88%, Tier 1 capital ratio of 13.88%, total risk based capital ratio of 15.13% and Tier 1 leverage capital ratio of 11.03%, all remain substantially in excess of “well-capitalized” regulatory benchmarks, the highest regulatory capital rating. In addition, and not included in the Bank's capital, the holding company held $275.4 million in cash to support potential dividends, acquisitions and strategic growth plans.
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
As of December 31, 2024, the Company has $1.2 billion in cash, cash equivalents, and restricted cash. Our estimated uninsured deposits were $6.4 billion, or 38% of total customer deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $5.2 billion, or 31% of total customer deposits.
As of December 31, 2024, the Company had a readily available, secured borrowing capacity of $5.7 billion from the FHLB and $2.4 billion through the Federal Reserve Discount Window. In addition, the Company had $1.1 billion in unpledged securities that could be used to support additional borrowings and $0.6 billion of cash deposited with the Federal Reserve Bank.
During the year ended December 31, 2024, cash, cash equivalents and restricted cash increased $61.9 million to $1.2 billion from $1.1 billion as of December 31, 2023. Cash provided by operating activities was $219.9 million, primarily reflecting the cash impact of earnings. Cash used for investing activities was $66.7 million primarily due to purchases of loans held for investment of $269.6 million and a $138.3 million net increase in loans and leases. These outflows were partially offset by net repayments of available-for-sale and held-to-maturity debt securities of $283.0 million and $61.3 million, respectively. Cash used by financing activities was $91.2 million, primarily due to the net repayment of $565.0 million of BTFP borrowings, $96.3 million for repurchases of common stock under the previously announced stock repurchase plan, and common stock dividends of $35.8 million, partially offset by a $557.7 million net increase in deposits and $51.0 million for the receipt of fixed rate FHLB term advances.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At December 31, 2024, we had $212.5 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 21 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases see Note 9 to the Consolidated Financial Statements. At December 31, 2024, we had obligations for principal payments on long-term debt including $51.0 million of FHLB advances, $67.0 million for our trust preferred borrowings, due June 1, 2035, $23.8 million for our trust preferred borrowings, due December 15, 2034, $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027, and $150.0 million for our senior debt, due December 15, 2030. We are also contractually obligated to make interest payments on our long-term debt through their respective maturities.
We are also contractually obligated to make interest payments on our long-term debt through their respective maturities. For additional information regarding long-term debt, see Note 12 to the Consolidated Financial Statements. At December 31, 2024, the Company had total commitments to extend credit of $4.2 billion, which are generally one year commitments. For additional information regarding commitments to extend credit, see Note 17 to the Consolidated Financial Statements.

NONPERFORMING ASSETS
Nonperforming assets include nonaccruing loans and OREO. Nonaccruing loans are those on which we no longer accrue interest. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans are defined as loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection. Troubled loans are loans modified in the form of principal forgiveness, interest rate reduction, an other-than-insignificant payment delay, or a term extension to borrowers experiencing financial difficulty.
The following table shows our nonperforming assets, past due loans, and troubled loans at the dates indicated:

	At December 31,
(Dollars in thousands)	2024	2023
Nonaccruing loans(1):
Commercial and industrial	$61,809	$29,389
Owner-occupied commercial	4,710	4,862
Commercial mortgages	22,223	22,292
Construction	25,600	12,617
Residential	5,011	2,579
Consumer	2,828	2,446
Total nonaccruing loans(2)	122,181	74,185
Other real estate owned	5,204	1,569
Total nonperforming assets	$127,385	$75,754
Past due loans:
Commercial	$1,812	$1,552
Residential	15	—
Consumer(3)	7,375	10,032
Total past due loans	$9,202	$11,584
Troubled loans(4):
Commercial	$143,904	$85,330
Residential	144	777
Consumer	7,240	9,161
Total troubled loans	$151,288	$95,268
Ratio of allowance for credit losses to total gross loans and leases(5)	1.48%	1.46%
Ratio of nonaccruing loans to total gross loans and leases(6)	0.93	0.58
Ratio of nonperforming assets to total assets	0.61	0.37
Ratio of allowance for credit losses to nonaccruing loans	160	251
Ratio of allowance for credit losses to total nonperforming assets(7)	153	246
(1)Includes nonaccruing troubled loans.
(2)Includes nonaccrual loans held-for-sale as of December 31, 2023
(3)Includes U.S. government guaranteed student loans with little risk of credit loss.
(4)Represents loans with certain modifications (as prescribed in ASU 2022-02) to borrowers experiencing financial difficulty.
(5)Represents amortized cost basis for loans and leases.
(6)Total loans exclude loans held for sale and reverse mortgages.
(7)Excludes acquired purchase credit deteriorated loans.

Nonperforming assets increased $51.6 million between December 31, 2023 and December 31, 2024. This increase was primarily due to the transfer in of three commercial mortgage relationships totaling $74.1 million and two commercial and industrial relationships totaling $37.7 million during the period. These inflows were partially offset by partial charge-offs on some of the commercial mortgage and commercial and industrial relationships totaling $14.2 million, several smaller payoffs, and the continued collection of principal payments on the majority of these loans. The ratio of nonperforming assets to total assets increased from 0.37% at December 31, 2023 to 0.61% at December 31, 2024.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Beginning balance	$75,754	$43,372
Additions	207,135	110,586
Collections	(75,810)	(19,874)
Transfers to accrual(1)	(15,653)	(20,263)
Charge-offs	(64,041)	(38,067)
Ending balance	$127,385	$75,754
(1)2023 includes impact of ASU No. 2022-02 adoption.
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

RESULTS OF OPERATIONS
2023 compared with 2022
For a discussion of our results for the year ended December 31, 2023 compared to the year ended December 31, 2022, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
2024 compared with 2023
We recorded net income attributable to WSFS of $263.7 million, or $4.41 per diluted common share, for the year ended December 31, 2024, a decrease of $5.5 million compared to $269.2 million, or $4.40 per diluted common share, for the year ended December 31, 2023.
•Net interest income for the year ended December 31, 2024 was $705.4 million, a decrease of $19.7 million compared to 2023, primarily due to continued deposit mix shift and growth in higher priced deposit products over the past year, partially offset by higher loan volumes and yields. See “Net Interest Income” for further information.
•Our provision for credit losses decreased $26.7 million in 2024, primarily driven by a lower provision on our consumer portfolio due to the runoff of our Upstart portfolio and higher provisions on our owner-occupied and construction portfolios in the prior year, partially offset by loan growth. See “Provision/Allowance for Credit Losses” for further information.
•Noninterest income increased $51.0 million in 2024, primarily due to increases from Cash Connect® driven by higher ATM bailment volume and growth in smart safes, Wealth Management driven by WSFS Institutional Services® and Bryn Mawr Capital Management, mortgage banking income, and a gain on our Visa B derivative liability. See “Noninterest Income” for further information.
•Noninterest expense increased $76.1 million in 2024, primarily due to increases in salaries and benefits from annual performance-based increases, talent additions in key business lines and increased medical benefits costs, Cash Connect® funding costs, and equipment expense as we continued to invest in technology, including a new Trust accounting system and client portal. These increases were partially offset by decreases in occupancy expense and FDIC expenses related to the FDIC special assessment charged in 2023 to recover losses to the Deposit Insurance Fund related to closures of certain banks. See “Noninterest Expense” for further information.

Net Interest Income
The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2024			2023
(Dollars in thousands)	Average Balance	Interest & Dividends	Yield/ Rate(1)	Average Balance	Interest & Dividends	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,161,318	$362,909	7.04%	$5,041,280	$346,389	6.88%
Commercial mortgage loans	4,937,177	349,507	7.08	4,570,839	317,603	6.95
Residential	911,345	46,094	5.06	820,600	38,886	4.74
Consumer	2,088,699	156,195	7.48	1,922,827	138,510	7.20
Loans held for sale	44,263	3,676	8.30	47,424	3,883	8.19
Total loans and leases	13,142,802	918,381	6.99	12,402,970	845,271	6.82
Mortgage-backed securities(3)	4,365,155	102,024	2.34	4,640,646	107,555	2.32
Investment securities(3)	364,896	8,739	2.65	367,026	8,783	2.71
Other interest-earning assets	647,361	34,438	5.32	282,462	14,913	5.28
Total interest-earning assets	18,520,214	1,063,582	5.75	17,693,104	976,522	5.53
Allowance for credit losses	(195,126)			(169,140)
Cash and due from banks	182,368			256,984
Cash in non-owned ATMs	339,646			392,007
Bank owned life insurance	38,958			98,935
Other noninterest-earning assets	1,935,011			1,931,147
Total assets	$20,821,071			$20,203,037
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,823,136	$33,007	1.17%	$3,019,050	$26,671	0.88%
Money market	5,202,179	183,306	3.52	4,317,810	122,168	2.83
Savings	1,535,151	7,314	0.48	1,832,601	5,733	0.31
Customer time deposits	1,998,134	84,871	4.25	1,571,682	45,184	2.87
Total interest-bearing customer deposits	11,558,600	308,498	2.67	10,741,143	199,756	1.86
Brokered deposits	4,577	178	3.89	214,608	10,064	4.69
Total interest-bearing deposits	11,563,177	308,676	2.67	10,955,751	209,820	1.92
Federal Home Loan Bank (FHLB) advances	56,855	2,967	5.22	103,268	5,348	5.18
Trust preferred borrowings	90,730	6,910	7.62	90,534	6,736	7.44
Senior and subordinated debt	218,507	9,690	4.43	221,975	9,815	4.42
Other borrowed funds(4)	645,921	29,901	4.63	442,197	19,700	4.46
Total interest-bearing liabilities	12,575,190	358,144	2.85	11,813,725	251,419	2.13
Noninterest-bearing demand deposits	4,926,702			5,306,511
Other noninterest-bearing liabilities	793,465			787,573
Stockholders’ equity of WSFS	2,535,737			2,300,467
Noncontrolling interest	(10,023)			(5,239)
Total liabilities and stockholders’ equity	$20,821,071			$20,203,037
Excess of interest-earning assets over interest-bearing liabilities	$5,945,024			$5,879,379
Net interest and dividend income		$705,438			$725,103
Interest rate spread			2.90%			3.40%
Net interest margin			3.82%			4.11%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities held-to-maturity (at amortized cost) and securities available-for-sale (at fair value).
(4)Includes federal funds purchased.

Net interest income decreased $19.7 million, or 3%, to $705.4 million in 2024, compared to 2023 primarily due to continued deposit mix shift and growth in higher priced deposit products, partially offset by higher loan volumes and yields. Net interest margin decreased 29 bps to 3.82% in 2024 from 4.11% in 2023. The decrease was primarily due to 54 bps decrease from the mix shift and growth in higher priced deposit products, partially offset by 21 bps from higher loan yields. While average loan yields were higher year-over-year for 2024, as a result of the interest rate environment further described within "Item 1A. Risk Factors," loan yields ended the year below the full-year average.

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

Year Ended December 31,	2024 vs. 2023
(Dollars in thousands)	Volume	Yield/Rate	Net
Interest Income:
Loans:
Commercial loans and leases(1)	$8,358	$8,162	$16,520
Commercial mortgage loans	25,867	6,037	31,904
Residential	4,475	2,733	7,208
Consumer	12,190	5,495	17,685
Loans held for sale	(259)	52	(207)
Mortgage-backed securities	(6,450)	919	(5,531)
Investment securities(2)	(9)	(35)	(44)
Other interest-earning assets	19,411	114	19,525
Favorable	63,583	23,477	87,060
Interest expense:
Deposits:
Interest-bearing demand	(1,838)	8,174	6,336
Money market	27,912	33,226	61,138
Savings	(1,062)	2,643	1,581
Customer time deposits	14,316	25,371	39,687
Brokered deposits	(8,419)	(1,467)	(9,886)
FHLB advances	(2,422)	41	(2,381)
Trust preferred borrowings	15	159	174
Senior and subordinated debt	(148)	23	(125)
Other borrowed funds	9,421	780	10,201
Unfavorable	37,775	68,950	106,725
Net change, as reported	$25,808	$(45,473)	$(19,665)
(1)Includes a tax-equivalent income adjustment related to commercial loans.
(2)Includes a tax-equivalent income adjustment related to municipal bonds.

Investment Securities
The following table details the maturity and weighted average yield of the available-for-sale investment portfolio as of December 31, 2024:

(Dollars in thousands)	Maturing During 2025	Maturing From 2026 Through 2029	Maturing From 2030 Through 2034	Maturing After 2034	Total
Collateralized mortgage obligations (CMO)
Amortized cost	$—	$50,924	$48,316	$427,556	$526,796
Weighted average yield	—%	2.51%	2.25%	0.92%	1.91%
Fannie Mae (FNMA) mortgage-backed securities (MBS)
Amortized cost	$16,833	$60,965	$201,089	$3,026,531	$3,305,418
Weighted average yield	2.17%	2.53%	2.03%	2.04%	2.05%
Freddie Mac (FHLMC) MBS
Amortized cost	$—	$29,884	$20,623	$68,098	$118,605
Weighted average yield	—%	2.76%	1.85%	3.15%	2.83%
Ginnie Mae (GNMA) MBS
Amortized cost	$—	$385	$23	$44,170	$44,578
Weighted average yield	—%	2.89%	4.91%	3.51%	3.50%
Government-sponsored enterprises (GSE) agency notes
Amortized cost	$—	$4,999	$217,870	$—	$222,869
Weighted average yield	—%	1.13%	1.31%	—%	1.31%
Total amortized cost	$16,833	$147,157	$487,921	$3,566,355	$4,218,266
Weighted average yield	2.17%	2.52%	1.72%	2.05%	2.03%

As of December 31, 2024, WSFS does not have any tax-exempt securities within the available-for-sale investment portfolio. Yields are calculated on a weighted average basis using the investments amortized cost and respective average yields for each investment category. Expected maturities of mortgage-backed securities may differ from contractual maturities due to calls or prepay obligations.

Provision/Allowance for Credit Losses (ACL)
We maintain an ACL at an appropriate level based on our assessment of current expected credit losses in the loan portfolio, which we evaluate in accordance with applicable accounting principles, as discussed further in “Nonperforming Assets.” Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments.
For the year ended December 31, 2024, we recorded a provision for credit losses of $61.4 million, a net change of $26.7 million, compared to a provision for credit losses of $88.1 million in 2023. The decrease was primarily driven by a lower provision on our consumer portfolio due to the runoff of our Upstart portfolio and higher provisions on our owner-occupied and constructions portfolios in 2023 driven by economic uncertainty in the commercial real estate market, partially offset by loan growth.
The ACL was $195.3 million at December 31, 2024 compared to $186.1 million at December 31, 2023. The increase of the ACL was primarily due to net loan growth, as well as increases in criticized loan levels in the commercial mortgages portfolio and specific reserves on certain commercial loans. The ratio of allowance for credit losses to total loans and leases was 1.48% at December 31, 2024 and 1.46% at December 31, 2023.
Net charge-offs were $52.3 million for the year ended December 31, 2024 compared to $53.8 million for the year-ended December 31, 2023. The decrease in net charge-offs was primarily driven by our commercial and industrial portfolio, offset by higher charge-offs in commercial mortgages and commercial small business leases portfolios.
The following tables detail the allocation of the ACL and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of December 31, 2024
Allowance for credit losses	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
% of ACL to total ACL	29%	5%	25%	5%	8%	3%	25%	100%
Loan portfolio balance	$2,656,174	$1,973,645	$4,030,627	$832,093	$647,516	$961,426	$2,086,393	$13,187,874
% to total loans and leases	20%	15%	31%	6%	5%	7%	16%	100%
Year ended December 31, 2024
Charge-offs	$15,490	$177	$5,749	$—	$20,033	$125	$23,549	$65,123
Recoveries	(6,883)	(217)	(183)	—	(2,705)	(225)	(2,654)	(12,867)
Net charge-offs (recoveries)	$8,607	$(40)	$5,566	$—	$17,328	$(100)	$20,895	$52,256
Average loan balance	$2,586,833	$1,937,449	$3,991,686	$945,491	$637,036	$908,368	$2,088,699	$13,095,562
Ratio of net charge-offs (recoveries) to average gross loans	0.33%	NMF	0.14%	—%	2.72%	(0.01)%	1.00%	0.40%

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of December 31, 2023
Allowance for credit losses	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
% of ACL to total ACL	27%	6%	19%	6%	8%	3%	31%	100%
Loan portfolio balance	$2,540,070	$1,886,087	$3,801,180	$1,035,530	$623,622	$867,895	$2,012,134	$12,766,518
% to total loans and leases	19%	15%	30%	8%	5%	7%	16%	100%
Year ended December 31, 2023
Charge-offs	$26,653	$184	$300	$794	$15,641	$41	$22,394	$66,007
Recoveries	(7,735)	(54)	(7)	(532)	(1,986)	(260)	(1,625)	(12,199)
Net charge-offs (recoveries)	$18,918	$130	$293	$262	$13,655	$(219)	$20,769	$53,808
Average loan balance	$2,589,147	$1,863,542	$3,562,070	$1,008,768	$588,592	$817,758	$1,922,828	$12,352,704
Ratio of net charge-offs (recoveries) to average gross loans	0.73%	0.01%	0.01%	0.03%	2.32%	(0.03)%	1.08%	0.44%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

Noninterest Income
Noninterest income increased $51.0 million to $340.9 million in 2024 from $289.9 million in 2023. This increase reflects a $32.1 million increase from Cash Connect® driven by higher ATM bailment volume from new clients added in the fourth quarter of 2023 and first quarter of 2024 and growth in smart safes, $15.2 million in Wealth Management revenue driven by WSFS Institutional Services® and Bryn Mawr Capital Management, $2.8 million in mortgage banking fees, and a $2.8 million net gain on our Visa B derivative liability established from our previous sale of 360,000 shares in 2Q 2020. Our diverse fee-based businesses support sustainability of noninterest income through economic cycles.
Noninterest Expenses
Noninterest expense increased $76.1 million to $637.7 million in 2024 from $561.6 million in 2023. The increase was primarily due to increases of $43.5 million in salaries and benefits costs from annual performance-based increases, talent additions in key business lines and higher medical benefits costs, $37.1 million in other operating expense driven by higher funding costs from Cash Connect®, and $5.5 million in equipment expense as we continued to invest in technology, including a new Trust accounting system and client portal. These increases were partially offset by a $4.6 million decrease in occupancy expense and a $3.7 million decrease in FDIC expenses related to the FDIC special assessment charged in 2023 to recover losses to the Deposit Insurance Fund related to closures of certain banks.
Income Taxes
We recorded $83.8 million of income tax expense for the year ended December 31, 2024 compared to $96.2 million for the year ended December 31, 2023. The decrease in income tax expense was primarily driven by a decrease in income before taxes of $18.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The effective tax rates for the years ended December 31, 2024 and 2023 were 24.1% and 26.3%, respectively. The effective tax rate for year ended December 31, 2024 decreased primarily due to our decision to surrender certain BOLI policies in 2023 that resulted in $7.1 million of tax expense.
The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, income from bank-owned life insurance policies, various federal income tax credits, and excess tax benefits from recognized stock compensation. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options, and a provision for state income tax expense.
We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

SEGMENT INFORMATION
For financial reporting purposes, our business has three reporting segments: WSFS Bank, Cash Connect®, and Wealth Management. The WSFS Bank segment provides loans and leases and other financial products to Commercial and Consumer Clients. Cash Connect® provides ATM vault cash, smart safe and other cash logistics services in the U.S through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide. The Wealth Management segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients.
WSFS Bank Segment
The WSFS Bank segment income before taxes decreased $22.0 million, or 9%, in 2024 compared to 2023. The decrease was driven by an increase in salaries, benefits, and other compensation of $34.5 million, or 15%, largely due to talent additions in key business lines including Commercial and Technology, and a decrease in net external client interest income of $11.6 million, or 2%, driven by growth in higher-priced deposit products, partially offset by higher loan yields. The decrease in income before taxes was partially offset by a $26.8 million, or 31%, decrease in provision for credit losses, primarily due to lower provision on our consumer portfolio due to the runoff of our Upstart portfolio and higher provisions on our owner-occupied and constructions portfolios in 2023 driven by economic uncertainty in the commercial real estate market, partially offset by loan growth.
WSFS Bank segment net loans and leases held for investment increased by $0.4 billion to $12.6 billion, driven by commercial loan growth within the commercial mortgage, commercial and industrial, and owner-occupied portfolios, residential mortgage loans and consumer loans (primarily from Spring EQ home equity loans), and was partially offset by a decrease in construction loans partially due to the migration to permanent commercial mortgage and owner-occupied commercial loans. Customer deposits increased by $0.6 billion to $14.6 billion, driven by growth in money market and time deposits.
Cash Connect® Segment
The Cash Connect® segment income before taxes decreased to $1.0 million in 2024 from $4.2 million in 2023. The decrease was primarily due to one-time charges during 2024 associated with the termination of a longstanding Client relationship during the fourth quarter totaling $4.7 million, partially offset by higher ATM bailment volume from new clients added in the fourth quarter of 2023 and first quarter of 2024 and double digit growth in smart safes. The full-year 2024 ROA for the Cash Connect® segment decreased 63 bps to 0.17% compared to 0.80% for the full-year 2023 primarily due to the termination of the vault cash relationship described above. Cash Connect® had $1.6 billion in total cash managed at December 31, 2024 and $1.9 billion at December 31, 2023. At year-end 2024, Cash Connect® serviced approximately 28,600 non-bank ATMs compared to approximately 33,000 at year-end 2023 and approximately 10,000 smart safes nationwide compared to approximately 8,700 smart safes at year-end 2023.
Wealth Management Segment
The Wealth Management segment income before taxes increased $7.2 million in 2024 compared to 2023, primarily attributable to growth in our institutional trust activity and Bryn Mawr Capital Management, partially offset by increases in salaries and benefits as a result of talent additions to support future growth. At December 31, 2024, Wealth Management had AUA/AUM of $89.4 billion, a 15% increase from 2023 balances. WSFS Institutional Services® ended 2024 as the securitization industry's fourth most active trustee by number of deals for U.S. ABS and MBS according to Asset-Backed Alert’s ABS Database.
Segment financial information for the years ended December 31, 2024, 2023 and 2022 is provided in Note 21 to the Consolidated Financial Statements.

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
The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2024 are shown in the following table:

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Interest-rate sensitive assets:
Loans(1):
Commercial loans and leases	$4,278,839	$1,578,106	$361,454	$9,618	$6,228,017
Commercial mortgage loans	2,906,950	921,943	206,131	5,711	4,040,735
Residential(2)	147,714	347,431	384,090	89,641	968,876
Consumer	965,140	786,513	293,063	33,253	2,077,969
Loans held for sale	71,558	—	—	—	71,558
Investment securities, available-for-sale	942,628	1,327,486	2,081,775	445,366	4,797,255
Investment securities, held-to-maturity	66,910	255,687	541,275	251,830	1,115,702
Other interest-earning assets	11,804	—	—	—	11,804
Total interest-rate sensitive assets:	$9,391,543	$5,217,166	$3,867,788	$835,419	$19,311,916
Interest-rate sensitive liabilities:
Interest-bearing deposits:
Interest-bearing demand	$1,486,716	$—	$—	$—	$1,486,716
Savings	795,147	—	—	—	795,147
Money market	4,281,877	—	—	—	4,281,877
Customer time deposits	2,016,630	112,716	527	—	2,129,873
Trust preferred borrowings	90,834	—	—	—	90,834
Senior and subordinated debt	218,631	—	—	—	218,631
Other borrowed funds	23,102	—	—	—	23,102
Total interest-rate sensitive liabilities:	$8,920,819	$155,874	$527	$—	$9,077,220
Excess of interest-rate sensitive assets over interest-rate liabilities (interest-rate sensitive gap)	$470,724	$5,061,292	$3,867,261	$835,419	$10,234,696
One-year interest-rate sensitive assets/interest-rate sensitive liabilities	105.28%
One-year interest-rate sensitive gap as a percent of total assets	2.26%
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
Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on our financial assets, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACL because a wide variety of factors and inputs are considered in these estimates and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across the Company’s portfolio mix and segmentation. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As of December 31, 2024, the Company believes that its ACL was adequate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. The FOMC lowered the federal funds target rate three times in 2024 for a total of 100 basis points and increased the target rate four times in 2023 for a total of 100 basis points, and has suggested it may continue lowering interest rates in 2025. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At December 31, 2024, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $470.7 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 105.28% at December 31, 2024 compared with 99.67% at December 31, 2023. In addition, the one-year interest-sensitive gap as a percentage of total assets was 2.26% at December 31, 2024 compared to (0.14)% at December 31, 2023.
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and funding activities. To that end, we actively monitor and manage our interest rate risk exposure. One measure, which we are required to perform by federal regulation, measures the impact of an immediate change in interest rates in 100 basis point increments on the economic value of equity ratio. The economic value of the equity ratio is defined as the net economic value of the estimated cash flows from assets and liabilities as a percentage of economic value of cash flows from total assets.
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2024 and December 31, 2023.

Change in Interest Rate (Basis Points)	December 31, 2024		December 31, 2023
	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
300	14.9%	18.60%	15.7%	22.44%
200	9.8%	19.15%	10.4%	21.46%
100	4.8%	19.82%	5.2%	20.41%
50	2.3%	20.05%	2.6%	19.85%
25	1.1%	20.17%	1.3%	19.56%
—	—%	20.31%	—%	19.26%
(25)	(0.9)%	20.32%	(1.3)%	18.96%
(50)	(1.7)%	20.33%	(2.6)%	18.64%
(100)	(3.2)%	20.30%	(4.9)%	18.00%
(200)	(6.1)%	19.70%	(9.6)%	16.50%
(300)	(9.0)%	18.30%	(14.2)%	14.80%
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of WSFS Financial Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Assessment of the Allowance for Credit Losses for Loans and Leases Evaluated on a Collective Basis
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2024 was $195.3 million, of which $186.9 million related to the allowance for credit losses on loans and leases evaluated on a collective basis (the collective ACL). The collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics. For the commercial portfolio, the Company uses a base loss rate methodology which applies a probability of default (PD) and loss given default (LGD) which are calculated based on the historical rate of migration. The historical rate of migration is based on the historical rate of credit loss measured during a look-back period (LBP). The historical rate of credit loss is determined based on internally assessed risk ratings and loan segments and then adjusted for the economic forecast scenario and macroeconomic assumptions over reasonable and supportable forecast periods. For the retail and leasing portfolios, the Company uses a base loss rate methodology which calculates historical loss rates based on average net loss rates over the LBP that incorporates the economic forecast assigned to that loan. After the reasonable and supportable forecast periods, the Company reverts on a straight-line basis over the reversion period to its historical loss rates, evaluated over the LBP, for the remaining life of both commercial and retail loans and leases. The LBP, reasonable and supportable forecast, and reversion period are established for each portfolio segment. The Company estimates the exposure at default using a method which projects prepayments over the life of the loans and leases. In order to capture the unique risks of the loan and lease portfolio within the PD, LGD and average net loss rates, the Company segments the portfolio into pools, considering similar risk characteristics. A portion of the collective ACL is comprised of adjustments to historical loss information for various internal and external conditions. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit losses.
We identified the assessment of the December 31, 2024 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and quantitative model used to estimate (1) the PD, LGD and average net loss rates and their significant assumptions, including portfolio segmentation, the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast periods, the LBP for both the commercial and retail portfolio, and credit risk ratings for commercial loans, and (2) certain qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the quantitative model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:

•continued use and appropriateness of the collective ACL methodology
•continued use and appropriateness of changes made to the quantitative model
•identification and determination of the significant assumptions used in the quantitative model
•application of certain qualitative factors
•analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the quantitative model used
•assessing the conceptual soundness and performance of the quantitative model used by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating the selection of the economic forecast scenario by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the historical observation period and reasonable and supportable forecast periods by comparing to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the effect of certain qualitative factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative model.

We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2024 collective ACL by evaluating:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the account estimates.

/s/ KPMG LLP

We have served as the Company's auditor since 1994.

Philadelphia, Pennsylvania
February 28, 2025

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022
Interest income:
Interest and fees on loans and leases	$918,381	$845,271	$582,754
Interest on mortgage-backed securities	102,024	107,555	106,606
Interest and dividends on investment securities:
Taxable	2,798	2,803	2,812
Tax-exempt	5,941	5,980	4,087
Other interest income	34,438	14,913	7,556
	1,063,582	976,522	703,815
Interest expense:
Interest on deposits	308,676	209,820	28,181
Interest on Federal Home Loan Bank advances	2,967	5,348	538
Interest on senior and subordinated debt	9,690	9,815	8,246
Interest on trust preferred borrowings	6,910	6,736	3,482
Interest on federal funds purchased	343	1,673	443
Interest on other borrowings	29,558	18,027	35
	358,144	251,419	40,925
Net interest income	705,438	725,103	662,890
Provision for credit losses	61,410	88,071	48,089
Net interest income after provision for (recovery of) credit losses	644,028	637,032	614,801
Noninterest income:
Credit/debit card and ATM income	88,710	59,718	40,088
Investment management and fiduciary revenue	146,945	131,050	121,608
Deposit service charges	26,664	25,393	24,484
Mortgage banking activities, net	7,565	4,799	7,271
Loan and lease fee income	6,681	5,718	6,275
Unrealized gains on equity investments, net	—	329	5,980
Realized gain on sale of equity investment, net	2,309	9,493	—
Bank owned life insurance income	4,724	4,642	1,804
Other income	57,322	48,729	52,624
	340,920	289,871	260,134
Noninterest expense:
Salaries, benefits and other compensation	332,682	289,193	283,905
Occupancy expense	37,579	42,184	40,885
Equipment expense	47,744	42,242	40,994
Professional fees	20,164	21,200	18,497
Data processing and operations expenses	18,281	19,054	20,876
Marketing expense	7,824	7,914	7,230
FDIC expenses	12,166	15,887	6,098
Loan workout and other credit costs	2,123	852	702
Corporate development expense	473	3,931	42,749
Restructuring expense	2,193	(230)	22,473
Other operating expense	156,460	119,406	89,917
	637,689	561,633	574,326
Income before taxes	347,259	365,270	300,609
Income tax provision	83,764	96,245	77,961
Net income	$263,495	$269,025	$222,648
Less: Net (loss) income attributable to noncontrolling interest	(176)	(131)	273
Net income attributable to WSFS	$263,671	$269,156	$222,375
Basic earnings per share	$4.43	$4.40	$3.50
Diluted earnings per share	$4.41	$4.40	$3.49
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net income	$263,495	$269,025	$222,648
Less: Net (loss) income attributable to noncontrolling interest	(176)	(131)	273
Net income attributable to WSFS	$263,671	$269,156	$222,375
Other comprehensive (loss) income:
Net change in unrealized gains (losses) on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(11,955), $20,085, and $(167,261), respectively	(37,857)	63,601	(529,660)
Net change in securities held-to-maturity
Net change in unrealized losses (gains) on securities reclassified to held-to-maturity, net of tax expense (benefit) of $4,774, $5,361, and $(34,319), respectively(1)(2)	15,118	16,980	(108,678)
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized loss (gain) and prior service cost, net of tax expense (benefit) of $269, $1, and $(5), respectively	799	(132)	209
Net change in cash flow hedge
Net unrealized (loss) gain arising during the period, net of tax (benefit) expense of $(2,809), $504, and $—, respectively	(8,894)	1,596	—
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $—, $34 and $51, respectively	—	(107)	(160)
	(8,894)	1,489	(160)
Net change in equity method investments
Net change in other comprehensive (loss) income of equity method investments, net of tax (benefit) expense of $(16), $(27), and $67, respectively	(52)	(85)	213
Total other comprehensive (loss) income	(30,886)	81,853	(638,076)
Total comprehensive income (loss)	$232,785	$351,009	$(415,701)
(1)Includes $119.8 million, net of tax benefit, of unrealized losses on transferred investment securities with a book value of $1.1 billion from available-for-sale to held-to-maturity that were transferred in June 2022.
(2)Includes amortization of unrealized gains and losses on securities reclassified to held-to-maturity.

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except per share and share data)	2024	2023
Assets:
Cash and due from banks	$722,722	$629,310
Cash in non-owned ATMs	430,320	458,889
Interest-bearing deposits in other banks including collateral (restricted cash) of $1,701 at December 31, 2024 and $4,270 at December 31, 2023	1,776	4,701
Total cash, cash equivalents, and restricted cash	1,154,818	1,092,900
Investment securities, available for sale (amortized cost of $4,218,266 at December 31, 2024 and $4,504,342 at December 31, 2023)	3,510,648	3,846,537
Investment securities, held to maturity, net of allowance for credit losses of $7 at December 31, 2024 and $8 at December 31, 2023 (fair value $895,511 at December 31, 2024 and $985,931 at December 31, 2023)	1,015,161	1,058,557
Other investments	18,184	17,434
Loans held for sale at fair value	49,699	29,268
Loans and leases, net of allowance of $195,281 at December 31, 2024 and $186,126 at December 31, 2023	12,996,218	12,583,202
Bank-owned life insurance	36,565	42,762
Stock in Federal Home Loan Bank of Pittsburgh, at cost	11,805	15,398
Other real estate owned	5,204	1,569
Accrued interest receivable	84,671	85,979
Premises and equipment	86,028	104,484
Goodwill and intangible assets	988,160	1,004,560
Other assets	857,142	712,022
Total assets	$20,814,303	$20,594,672
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$4,987,753	$4,917,297
Interest-bearing demand	12,042,055	11,556,789
Total deposits	17,029,808	16,474,086
Federal Home Loan Bank advances	51,040	—
Trust preferred borrowings	90,834	90,638
Senior and subordinated debt	218,631	218,400
Other borrowed funds	23,102	586,038
Accrued interest payable	38,173	46,684
Other liabilities	783,339	709,011
Total liabilities	18,234,927	18,124,857
Stockholders’ Equity:
Common stock 0.01 par value, shares authorized of 90,000,000; shares issued of 76,264,211 at December 31, 2024 and 76,095,094 at December 31, 2023	763	761
Capital in excess of par value	1,996,191	1,984,746
Accumulated other comprehensive loss	(624,877)	(593,991)
Retained earnings	1,871,523	1,643,657
Treasury stock at cost, 17,607,002 shares at December 31, 2024 and 15,557,263 shares at December 31, 2023	(653,848)	(557,537)
Total stockholders’ equity of WSFS	2,589,752	2,477,636
Noncontrolling interest	(10,376)	(7,821)
Total stockholders’ equity	2,579,376	2,469,815
Total liabilities and stockholders’ equity	$20,814,303	$20,594,672

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2021	57,695,676	$577	$1,058,997	$(37,768)	$1,224,614	$(307,321)	$1,939,099	$(2,083)	$1,937,016
Net income	—	—	—	—	222,375	—	222,375	273	222,648
Other comprehensive loss	—	—	—	(638,076)	—	—	(638,076)	—	(638,076)
Cash dividend, $0.56 per share	—	—	—	—	(35,746)	—	(35,746)	—	(35,746)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(504)	(504)
Issuance of common stock including proceeds from exercise of common stock options	109,473	1	3,178	—	—	—	3,179	—	3,179
Issuance of common stock in acquisition of BMT	18,116,848	181	907,835	—	—	—	908,016	—	908,016
Noncontrolling interest assumed in acquisition	—	—	—	—	—	—	—	(913)	(913)
Stock-based compensation expense	—	—	6,349	—	—	—	6,349	—	6,349
Repurchase of common stock (1)	—	—	(2,149)	—	—	(197,934)	(200,083)	—	(200,083)
Balance, December 31, 2022	75,921,997	$759	$1,974,210	$(675,844)	$1,411,243	$(505,255)	$2,205,113	$(3,227)	$2,201,886
Net income (loss)	—	—	—	—	269,156	—	269,156	(131)	269,025
Other comprehensive income	—	—	—	81,853	—	—	81,853	—	81,853
Cash dividend, $0.60 per share	—	—	—	—	(36,742)	—	(36,742)	—	(36,742)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(4,463)	(4,463)
Issuance of common stock including proceeds from exercise of common stock options	173,097	2	3,296	—	—	—	3,298	—	3,298
Stock-based compensation expense	—	—	9,605	—	—	—	9,605	—	9,605
Repurchase of common stock (1)	—	—	(2,365)	—	—	(52,282)	(54,647)	—	(54,647)
Balance, December 31, 2023	76,095,094	$761	$1,984,746	$(593,991)	$1,643,657	$(557,537)	$2,477,636	$(7,821)	$2,469,815
Net income (loss)	—	—	—	—	263,671	—	263,671	(176)	263,495
Other comprehensive loss	—	—	—	(30,886)	—	—	(30,886)	—	(30,886)
Cash dividend, $0.60 per share	—	—	—	—	(35,805)	—	(35,805)	—	(35,805)
Distributions to noncontrolling shareholders	—	—	(920)	—	—	—	(920)	(2,379)	(3,299)
Issuance of common stock including proceeds from exercise of common stock options (2)	169,117	2	464	—	—	—	466	—	466
Stock-based compensation expense	—	—	11,901	—	—	—	11,901	—	11,901
Repurchase of common stock (1)	—	—	—	—	—	(96,311)	(96,311)	—	(96,311)
Balance, December 31, 2024	76,264,211	$763	$1,996,191	$(624,877)	$1,871,523	$(653,848)	$2,589,752	$(10,376)	$2,579,376

(1)Repurchase of common stock for the years ended December 31, 2024, 2023 and 2022 included 2,049,739, 1,247,178 and 4,151,117 shares repurchased, respectively, in connection with the Company's share buyback program approved by the Board of Directors. The years ended December 31, 2023 and 2022 included 45,489 and 113,039 shares withheld, respectively, to cover tax liabilities.
(2)Issuance of common stock includes 54,972 shares withheld to cover tax liabilities.
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Operating activities:
Net income	$263,495	$269,025	$222,648
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	61,410	88,071	48,089
Depreciation of premises and equipment, net	13,875	17,508	24,152
Accretion of fees, premiums and discounts, net	(24,207)	(27,376)	(28,378)
Amortization of intangible assets	15,680	15,527	18,401
Amortization of right of use lease asset	10,147	15,567	17,990
Decrease in operating lease liability	(10,957)	(12,417)	(16,291)
Income from mortgage banking activities, net	(7,565)	(4,799)	(7,271)
Loss (gain) on sale of other real estate owned and valuation adjustments, net	296	195	(221)
Stock-based compensation expense	11,901	9,605	6,349
Unrealized gains on equity investments, net	—	(329)	(5,980)
Realized gain on sale of equity investment, net	(2,309)	(9,493)	—
Deferred income tax benefit	(8,162)	(5,397)	(4,005)
Decrease (increase) in accrued interest receivable	1,308	(11,531)	(22,151)
Increase in other assets	(106,041)	(2,185)	(58,852)
Origination of loans held-for-sale	(393,408)	(280,826)	(527,684)
Proceeds from sales of loans held-for-sale	319,658	198,920	501,186
(Decrease) increase in accrued interest payable	(8,511)	41,510	1,196
Increase (decrease) in other liabilities	85,291	(60,781)	315,065
(Increase) decrease in value of bank-owned life insurance	(531)	(2,053)	(1,311)
Increase in capitalized interest, net	(1,471)	(1,738)	(2,078)
Net cash provided by operating activities	$219,899	$237,003	$480,854
Investing activities:
Purchases of investment securities held to maturity	$—	$—	$(120,868)
Repayments, maturities and calls of investment securities held to maturity	61,332	72,966	66,186
Purchases of investment securities available-for-sale	(67,433)	(27,689)	(1,218,022)
Repayments of investment securities available-for-sale	350,388	354,783	1,015,603
Proceeds from bank-owned life insurance death benefit	112	3,772	1,437
Proceeds from bank-owned life insurance surrender	6,616	51,981	—
Net proceeds from sale of equity investments	—	17,946	—
Net cash (paid for) from business combinations	—	(3,000)	573,745
Net increase in loans and leases	(138,250)	(486,819)	(41,324)
Purchases of loans held for investment	(269,635)	(313,363)	(393,159)
Purchases of FHLB stock	(432,919)	(134,279)	(51,518)
Redemption of FHLB stock	436,512	142,997	36,207
Sales of assets acquired through foreclosure, net	803	833	1,964
Sale of premise and equipment	—	17	1,191
Investment in premises and equipment, net	(14,258)	(6,406)	(8,809)
Net cash used in investing activities	$(66,732)	$(326,261)	$(137,367)

(continued on following page)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Financing activities:
Net increase (decrease) in demand and saving deposits	$263,007	$(358,115)	$(1,123,468)
Increase (decrease) in time deposits	346,329	681,484	(94,251)
(Decrease) increase in brokered deposits	(51,676)	(70,915)	61,705
Receipts from FHLB advances	13,037,879	7,195,000	1,873,100
Repayments of FHLB advances	(12,986,839)	(7,545,000)	(1,523,100)
Receipts from federal funds purchased	1,525,001	7,713,000	2,730,001
Repayments of federal funds purchased	(1,525,001)	(7,713,000)	(2,730,001)
Receipts from Bank Term Funding Program	235,000	565,000	—
Repayments of Bank Term Funding Program	(800,000)	—	—
Distributions to noncontrolling shareholders	(3,299)	(4,463)	(504)
Cash dividend	(35,805)	(36,742)	(35,746)
Issuance of common stock and exercise of common stock options	466	3,298	3,179
Redemption of senior and subordinated debt	—	(30,000)	—
Repurchase of common shares	(96,311)	(54,647)	(200,083)
Net cash (used in) provided by financing activities	$(91,249)	$344,900	$(1,039,168)
Increase (decrease) in cash, cash equivalents, and restricted cash	$61,918	$255,642	$(695,681)
Cash, cash equivalents, and restricted cash at beginning of period	1,092,900	837,258	1,532,939
Cash, cash equivalents, and restricted cash at end of period	$1,154,818	$1,092,900	$837,258
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$366,655	$209,909	$36,487
Cash paid for income taxes, net	82,122	99,136	58,148
Non-cash information:
Loans transferred to other real estate owned	$4,438	$1,569	$630
Loans transferred to portfolio from held-for-sale at fair value	57,813	96,312	97,848
Securities transferred to held-to-maturity from available-for-sale at fair value	—	—	931,421
Receivable for bank-owned life insurance surrender proceeds	—	4,731	—
Receivable for bank-owned life insurance death benefit proceeds	—	742	—
Premises & equipment transferred to held-for-sale	18,839	—	—
Fair value of assets acquired, net of cash received	—	7,993	4,713,544
Fair value of liabilities assumed	—	4,993	4,379,273

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
General
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company organized under the laws of the State of Delaware. Substantially all of the Company's assets are held by its subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), a federal savings bank organized under the laws of the United States (U.S.).
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
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the U.S. The Company provides residential and commercial mortgage, commercial and consumer lending services, as well as retail deposit and treasury management services. The Company's core banking business is commercial lending funded primarily by customer-generated deposits. In addition, the Company offers a variety of wealth management and trust services to individual, corporate and institutional clients. The Federal Deposit Insurance Corporation (FDIC) insures the Company's Clients’ deposits to their legal maximums. The Company serves its Clients primarily from 114 offices located in Pennsylvania (57), Delaware (39), New Jersey (14), Florida (2), Nevada (1) and Virginia (1), its ATM network, website at www.wsfsbank.com, and mobile app. Information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.
The Company's leasing business is conducted by NewLane Finance®. NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Basis of Presentation
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP). In preparing the Consolidated Financial Statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although the Company's estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions in 2025 could be worse than anticipated in those estimates, which could materially affect its results of operations and financial condition. The accounting for the allowance for credit losses (including loans and leases held for investment, investment securities available-for-sale and held-to-maturity), loans held for sale, lending-related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and income taxes are subject to significant estimates. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets, the establishment of additional allowance and lending-related commitment reserves, changes in the fair value of financial instruments, as well as increased post-retirement benefits and income tax expense.
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

Realized gains and losses are determined using the specific identification method and included on the Consolidated Statements of Income. All sales are made without recourse.
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
The Company classifies the held-to-maturity debt securities into the following major security types: mortgage backed securities and state and political subdivisions. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis.
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
Equity Investments
The Company has equity investments that are accounted for in accordance with both ASC 321-10, Investments - Equity Securities and ASC 323-10, Investments - Equity Method and Joint Ventures. Our equity investments are recorded in Other investments on the Consolidated Statements of Financial Condition.
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
For loans greater than 90 days past due, unless loans are well-secured and collection is imminent, their respective reserves are generally charged off once the loss has been confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off.
A loan, for which the terms have been modified in the form of principal forgiveness, an interest rate reduction, an other than-insignificant payment delay, or a term extension to a borrower experiencing financial difficulty, is considered a troubled loan. The assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.
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
The historical loss rates for commercial loans are estimated by determining the probability of default (PD) and expected loss given default (LGD) and are applied to the loans' exposure at default. The probability of default is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for consumer loans are calculated based on average net loss rates over the same look-back period. The current look-back period is 56 quarters which ensures historical loss rates are adequately considering losses within a full credit cycle.
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
Other Real Estate Owned
Upon initial receipt, other real estate owned (OREO) is recorded at the estimated fair value less costs to sell. Costs subsequently incurred to improve the assets are capitalized, provided that the resultant carrying value does not exceed the estimated fair value less costs to sell. Costs related to holding or disposing of the assets are charged to expense as incurred. The Company periodically evaluates OREO for impairment and write-down the value of the asset when declines in fair value below the carrying value are identified. Loan workout and other credit costs include costs of holding and operating the assets, net gains or losses on sales of the assets and provisions for losses to reduce such assets to the estimated fair values less costs to sell.
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
As a lessor, the Company provides direct financing to clients through the Company's equipment and small-business leasing business. Direct financing leases are recorded at the aggregate of minimum lease payments net of unamortized deferred lease origination fees and costs and unearned income. Interest income on direct financing leases is recognized over the term of the lease. Origination fees and costs are deferred, and the net amount is amortized to interest income over the estimated life of the lease. For additional information regarding leases, see Note 9.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The following accounting pronouncement was adopted by the Company during the year ended December 31, 2024:

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07): ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07): ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07): In November 2023, the FASB issued ASU 2023-07 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The Company adopted this ASU on a retrospective basis for its annual period ending December 31, 2024 and for the interim period beginning January 1, 2025.

For further details on the impact of the adoption, see segment information disclosures in Note 21.
The following accounting pronouncements were adopted by the Company during the year ended December 31, 2024, but do not have a material impact on the Consolidated Financial Statements:
•ASU No. 2023-01, Leases (Topic 842) — Common Control Agreements
•ASU No. 2023-02, Investments — Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
There were no other applicable material accounting pronouncements adopted by the Company since December 31, 2023.
Accounting Guidance Pending Adoption as of December 31, 2024
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09): In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Adoption is permitted on either a prospective or retrospective basis and the Company is currently evaluating this update to determine the impact on the Company’s disclosures.

ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03): In November 2024, the FASB issued ASU 2024-03, which requires entities to disclose disaggregated information about certain income statement expense line items in the notes to their financial statements on an annual and interim basis. Subsequently, in January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, making ASU 2024-03 effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.

ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (ASU 2024-04): In November 2024, the FASB issued ASU 2024-04 which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently evaluating the impact upon adoption and will apply the guidance after completion of its assessment.

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2024	2023	2022
Bailment fees	$68,988	$40,096	$21,173
Interchange fees	15,822	15,684	15,506
Other card and ATM fees	3,900	3,938	3,409
Total credit/debit card and ATM income	$88,710	$59,718	$40,088
Credit/debit card and ATM income is composed of bailment fees, interchange fees, and other card and ATM fees. Bailment fees are earned from bailment arrangements with clients. Bailment arrangements are legal relationships in which property is delivered to another party without a transfer of ownership. The party who transferred the property (the bailor) retains ownership interest of the property. In the event that the bailee files for bankruptcy protection, the property is not included in the bailee's assets. The bailee pays an agreed-upon fee for the use of the bailor's property in exchange for the bailor allowing use of the assets at the bailee's site. Bailment fees are earned from cash that is made available for clients' use at an offsite location, such as cash located in an ATM at a client's place of business. These fees are typically indexed to a market interest rate. This revenue stream generates fee income through monthly billing for bailment services.
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2024	2023	2022
Trust fees	$101,514	$89,396	$79,472
Wealth management and advisory fees	45,431	41,654	42,136
Total investment management and fiduciary income	$146,945	$131,050	$121,608
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

Deposit service charges
The following table presents the components of deposit service charges:

	Twelve Months Ended December 31,
(Dollars in thousands)	2024	2023	2022
Service fees	$18,166	$17,182	$16,019
Return and overdraft fees	7,255	7,127	7,651
Other deposit service fees	1,243	1,084	814
Total deposit service charges	$26,664	$25,393	$24,484
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
Other income
The following table presents the components of other income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2024	2023	2022
Managed service fees	$21,237	$20,503	$17,991
Currency preparation	7,392	5,429	4,120
ATM loss protection	3,113	2,651	2,627
Capital Markets revenue	11,864	11,847	7,859
Miscellaneous products and services(1)	13,716	8,299	20,027
Total other income	$57,322	$48,729	$52,624
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
Arrangements with multiple performance obligations
The Company's contracts with clients may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to clients.
Practical expedients and exemptions
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.
See Note 21 for further information about the disaggregation of noninterest income by segment.

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share data)	2024	2023	2022
Numerator:
Net income attributable to WSFS	$263,671	$269,156	$222,375
Denominator:
Weighted average basic shares	59,547	61,108	63,453
Dilutive potential common shares	192	113	206
Weighted average fully diluted shares	59,739	61,221	63,659
Earnings per share:
Basic	$4.43	$4.40	$3.50
Diluted	$4.41	$4.40	$3.49
Outstanding common stock equivalents having no dilutive effect	2	14	9

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

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligations (CMO)	$526,796	$113	$95,967	$—	$430,942
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,305,418	172	550,011	—	2,755,579
Freddie Mac (FHLMC) MBS	118,605	—	13,091	—	105,514
Ginnie Mae (GNMA) MBS	44,578	—	3,902	—	40,676
Government-sponsored enterprises (GSE) agency notes	222,869	—	44,932	—	177,937
	$4,218,266	$285	$707,903	$—	$3,510,648
Held-to-Maturity Debt Securities(1)
FNMA MBS	$831,325	$—	$116,600	$—	$714,725
State and political subdivisions	183,843	247	3,297	7	180,786
	$1,015,168	$247	$119,897	$7	$895,511
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at amortized cost basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $100.5 million at December 31, 2024, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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

The scheduled maturities of available-for-sale debt securities at December 31, 2024 and December 31, 2023 are presented in the table below:

	Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2024 (1)
Within one year	$16,833	$16,698
After one year but within five years	147,157	138,870
After five years but within ten years	487,921	409,908
After ten years	3,566,355	2,945,172
	$4,218,266	$3,510,648
December 31, 2023 (1)
Within one year	$—	$—
After one year but within five years	86,224	82,387
After five years but within ten years	569,956	485,593
After ten years	3,848,162	3,278,557
	$4,504,342	$3,846,537
(1)Actual maturities could differ from contractual maturities.
As of December 31, 2024, the Company’s available-for-sale investment securities consisted of 991 securities, 976 of which were in an unrealized loss position.
As of December 31, 2024, substantially all of the Company’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of December 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The scheduled maturities of held-to-maturity debt securities at December 31, 2024 and December 31, 2023 are presented in the table below:

	Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2024 (1)
Within one year	$—	$—
After one year but within five years	16,727	16,444
After five years but within ten years	51,671	50,451
After ten years	946,770	828,616
	$1,015,168	$895,511
December 31, 2023 (1)
Within one year	$—	$—
After one year but within five years	10,932	10,856
After five years but within ten years	46,489	46,246
After ten years	1,001,144	928,829
	$1,058,565	$985,931
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 5.9 years at December 31, 2024.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $3.3 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of December 31, 2024 and December 31, 2023.

During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the Company had no sales of debt securities categorized as available-for-sale.
As of December 31, 2024 and December 31, 2023, the Company's debt securities portfolio had remaining unamortized premiums of $48.1 million and $56.9 million, respectively, and unaccreted discounts of $17.6 million and $20.9 million, respectively.
For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at December 31, 2024.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
CMO	$—	$—	$420,663	$95,967	$420,663	$95,967
FNMA MBS	46,971	525	2,691,778	549,486	2,738,749	550,011
FHLMC MBS	6	—	105,508	13,091	105,514	13,091
GNMA MBS	4,404	143	35,054	3,759	39,458	3,902
GSE agency notes	—	—	177,937	44,932	177,937	44,932
	$51,381	$668	$3,430,940	$707,235	$3,482,321	$707,903
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
At December 31, 2024, available-for-sale debt securities for which the amortized cost basis exceeded fair value totaled $3.5 billion. Total unrealized losses on these securities were $707.9 million at December 31, 2024. The Company assessed whether an allowance for credit losses was required on our available-for-sale debt securities and determined no allowance was necessary as of December 31, 2024 as (1) the Company currently does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis and (2) the unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default.
At December 31, 2024 and December 31, 2023, held-to-maturity debt securities had an amortized cost basis of $1.0 billion and $1.1 billion, respectively. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings.

The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2024, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$183,843
Not rated	831,325	—
Ending balance	$831,325	$183,843
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$185,912
Not rated	872,653	—
Ending balance	$872,653	$185,912
The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS debt securities for the twelve months ended December 31, 2024 and 2023. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the twelve months ended December 31, 2024, 2023, and 2022:

	Twelve months ended December 31,
(Dollars in thousands)	2024	2023	2022
Allowance for credit losses:
Beginning balance	$8	$10	$4
Provision for credit losses	(1)	(2)	6
Ending balance	$7	$8	$10
Accrued interest receivable of $3.6 million and $3.7 million as of December 31, 2024 and December 31, 2023, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of December 31, 2024 and December 31, 2023.
Equity Investments
The Company had equity investments with a fair value of $18.2 million and $17.4 million as of December 31, 2024 and December 31, 2023, respectively.
During the year ended December 31, 2024, total net gains on equity investments of $2.3 million were recorded, driven by an annual earnout distribution related to the Company's investment in Spring EQ presented within Realized gain on sale of equity investment, net in the Consolidated Statements of Income.
During the year ended December 31, 2023, total net gains on equity investments of $9.8 million were recorded, driven by a realized gain on the Company's investment in Spring EQ presented within Realized gain on sale of equity investment, net in the Consolidated Statements of Income. During the year ended December 31, 2023, the Company recognized $2.5 million of net gains related to our equity method investments within Other income on the Consolidated Statements of Income.
During the year ended December 31, 2022, total net gains on equity investments of $6.0 million were recorded, driven by an unrealized gain on the Company's investment in cred.ai presented within Unrealized gains on equity investment, net in the Consolidated Statements of Income. During the year ended December 31, 2022, the Company recognized $5.4 million of net gains related to our equity method investments within Other income on the Consolidated Statements of Income.

6. LOANS AND LEASES
The following table shows the Company's loan portfolio by category:

	December 31,
(Dollars in thousands)	2024	2023
Commercial and industrial	$2,656,174	$2,540,070
Owner-occupied commercial	1,973,645	1,886,087
Commercial mortgages	4,030,627	3,801,180
Construction	832,093	1,035,530
Commercial small business leases	647,516	623,622
Residential(1)	965,051	870,705
Consumer(2)	2,086,393	2,012,134
	13,191,499	12,769,328
Less:
Allowance for credit losses	195,281	186,126
Net loans and leases	$12,996,218	$12,583,202
(1)Includes reverse mortgages, at fair value of $3.6 million and $2.8 million at December 31, 2024 and 2023, respectively.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
Accrued interest receivable on loans outstanding was $67.5 million and $69.8 million at December 31, 2024 and 2023, respectively.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of the Company's allowance for credit losses and loan and lease balances for the years ended December 31, 2024, 2023, and 2022. During 2024, the increase was primarily due to net loan growth, as well as increases in criticized loan levels in the commercial mortgages portfolio and specific reserves on certain commercial loans.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Year Ended December 31, 2024
Allowance for credit losses
Beginning balance	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
Charge-offs	(15,490)	(177)	(5,749)	—	(20,033)	(125)	(23,549)	(65,123)
Recoveries	6,883	217	183	—	2,705	225	2,654	12,867
Provision (release)	16,344	(1,620)	18,473	(1,577)	18,123	(17)	11,685	61,411
Ending balance	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
Period-end allowance allocated to:
Loans evaluated on an individual basis	$8,349	$—	$—	$—	$—	$—	$—	$8,349
Loans evaluated on a collective basis	48,782	9,139	48,962	9,185	15,965	5,566	49,333	186,932
Ending balance	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
Period-end loan balances:
Loans evaluated on an individual basis	$61,674	$5,010	$22,223	$25,600	$—	$8,315	$2,790	$125,612
Loans evaluated on a collective basis	2,594,500	1,968,635	4,008,404	806,493	647,516	953,111	2,083,603	13,062,262
Ending balance	$2,656,174	$1,973,645	$4,030,627	$832,093	$647,516	$961,426	$2,086,393	$13,187,874
(1)Period-end loan balance excludes reverse mortgages at fair value of $3.6 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Year Ended December 31, 2023
Allowance for credit losses
Beginning balance	$49,526	$6,019	$21,473	$6,987	$9,868	$4,668	$53,320	$151,861
Charge-offs	(26,653)	(184)	(300)	(794)	(15,641)	(41)	(22,394)	(66,007)
Recoveries	7,735	54	7	532	1,986	260	1,625	12,199
Provision	18,786	4,830	14,875	4,037	18,957	596	25,992	88,073
Ending balance	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1,591	$—	$—	$—	$—	$—	$—	$1,591
Loans evaluated on a collective basis	47,803	10,719	36,055	10,762	15,170	5,483	58,543	184,535
Ending balance	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
Period-end loan balances:
Loans evaluated on an individual basis	$19,221	$5,200	$22,295	$12,617	$—	$5,876	$2,287	$67,496
Loans evaluated on a collective basis	2,520,849	1,880,887	3,778,885	1,022,913	623,622	862,019	2,009,847	12,699,022
Ending balance	$2,540,070	$1,886,087	$3,801,180	$1,035,530	$623,622	$867,895	$2,012,134	$12,766,518
(1)Period-end loan balance excludes reverse mortgages at fair value of $2.8 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Year Ended December 31, 2022
Allowance for credit losses
Beginning balance	$43,987	$4,574	$11,623	$1,903	$5,980	$3,352	$23,088	$94,507
Impact of adoption ASC 326(3)	22,613	595	2,684	71	1	61	78	26,103
Charge-offs	(12,500)	(179)	(581)	—	(6,504)	(186)	(7,520)	(27,470)
Recoveries	4,806	278	223	2,567	1,306	665	793	10,638
(Release) provision	(9,380)	751	7,524	2,446	9,085	776	36,881	48,083
Ending balance	$49,526	$6,019	$21,473	$6,987	$9,868	$4,668	$53,320	$151,861
Period-end allowance allocated to:
Loans evaluated on an individual basis	$2,428	$—	$—	$—	$—	$—	$—	$2,428
Loans evaluated on a collective basis	47,098	6,019	21,473	6,987	9,868	4,668	53,320	149,433
Ending balance	$49,526	$6,019	$21,473	$6,987	$9,868	$4,668	$53,320	$151,861
Period-end loan balances:
Loans evaluated on an individual basis	$17,572	$1,929	$6,369	$5,143	$—	$7,680	$2,047	$40,740
Loans evaluated on a collective basis	2,557,773	1,807,653	3,344,715	1,038,906	558,981	751,785	1,808,883	11,868,696
Ending balance	$2,575,345	$1,809,582	$3,351,084	$1,044,049	$558,981	$759,465	$1,810,930	$11,909,436
(1)Period-end loan balance excludes reverse mortgages at fair value of $2.4 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
(3)Includes $23.5 million initial provision for credit losses on non-PCD loans.
The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	December 31, 2024
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$1,482	$488	$1,970	$2,592,395	$43,206	$18,603	$2,656,174
Owner-occupied commercial	706	196	902	1,968,033	4,710	—	1,973,645
Commercial mortgages	2,621	562	3,183	4,005,221	22,223	—	4,030,627
Construction	—	—	—	806,493	25,600	—	832,093
Commercial small business leases	8,409	566	8,975	638,541	—	—	647,516
Residential(1)	4,262	15	4,277	952,138	5,011	—	961,426
Consumer(2)	18,086	7,375	25,461	2,058,104	2,828	—	2,086,393
Total(4)	$35,566	$9,202	$44,768	$13,020,925	$103,578	$18,603	$13,187,874
% of Total Loans	0.27%	0.07%	0.34%	98.73%	0.79%	0.14%	100.00%
(1)Residential accruing current balances exclude reverse mortgages at fair value of $3.6 million.
(2)Includes $15.6 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

	December 31, 2023
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance(1)	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial(2)	$1,630	$293	$1,923	$2,518,934	$13,645	$5,568	$2,540,070
Owner-occupied commercial	1,786	487	2,273	1,878,952	4,862	—	1,886,087
Commercial mortgages	1,190	—	1,190	3,777,698	22,292	—	3,801,180
Construction	—	—	—	1,022,913	12,617	—	1,035,530
Commercial small business leases	6,697	772	7,469	616,153	—	—	623,622
Residential(2)	9,261	—	9,261	856,055	2,579	—	867,895
Consumer(3)	15,249	10,032	25,281	1,984,407	2,446	—	2,012,134
Total	$35,813	$11,584	$47,397	$12,655,112	$58,441	$5,568	$12,766,518
% of Total Loans	0.28%	0.09%	0.37%	99.13%	0.46%	0.04%	100.00%
(1)Excludes nonaccruing loans held-for-sale.
(2)Residential accruing current balances exclude reverse mortgages at fair value of $2.8 million.
(3)Includes $14.5 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$41,105	$20,704	$17,230	$1,983
Owner-occupied commercial	4,710	—	4,862	—
Commercial mortgages	22,223	—	22,292	—
Construction	25,600	—	12,617	—
Residential(2)	5,011	—	2,579	—
Consumer(3)	2,828	—	2,446	—
Total	$101,477	$20,704	$62,026	$1,983
(1)Excludes nonaccruing loans held-for-sale in 2023.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
As of December 31, 2024, there were 31 residential loans and 15 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $5.6 million and $6.6 million, respectively. As of December 31, 2023, there were 31 residential loans and 9 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $3.2 million and $1.1 million, respectively. Loan workout and other real estate owned (OREO) expenses were $1.7 million in 2024, $0.6 million in 2023, and $0.4 million in 2022. Loan workout and OREO expenses are included in Loan workout and other credit costs on the Consolidated Statements of Income.

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

The following table provides an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year(1)
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial:
Risk Rating
Pass	$662,723	$542,655	$345,370	$126,173	$155,137	$309,445	$8,744	$252,524	$2,402,771
Special mention	18,861	386	4,147	1,176	2,490	607	—	1,868	29,535
Substandard or Lower	68,282	28,707	19,960	4,587	21,589	29,785	27	50,931	223,868
	$749,866	$571,748	$369,477	$131,936	$179,216	$339,837	$8,771	$305,323	$2,656,174
Current-period gross writeoffs	$102	$1,303	$4,276	$706	$275	$8,828	$—	$—	$15,490
Owner-occupied commercial:
Risk Rating
Pass	$285,146	$296,339	$224,797	$225,086	$168,368	$404,515	$—	$238,356	$1,842,607
Special mention	—	—	498	—	25,220	—	—	756	26,474
Substandard or Lower	3,501	9,044	21,913	8,885	4,807	41,044	—	15,370	104,564
	$288,647	$305,383	$247,208	$233,971	$198,395	$445,559	$—	$254,482	$1,973,645
Current-period gross writeoffs	$—	$114	$—	$—	$—	$63	$—	$—	$177
Commercial mortgages:
Risk Rating
Pass	$546,404	$740,711	$396,458	$414,546	$379,637	$858,744	$—	$506,394	$3,842,894
Special mention	15,606	3,389	—	1,962	2,356	2,136	—	36,738	62,187
Substandard or Lower	43,572	23,996	16,328	2,077	20,880	18,165	—	528	125,546
	$605,582	$768,096	$412,786	$418,585	$402,873	$879,045	$—	$543,660	$4,030,627
Current-period gross writeoffs	$—	$62	$—	$—	$97	$5,590	$—	$—	$5,749
Construction:
Risk Rating
Pass	$318,363	$277,130	$161,517	$3,112	$87	$3,319	$—	$22,416	$785,944
Special mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	19,759	—	20,779	791	—	—	—	4,820	46,149
	$338,122	$277,130	$182,296	$3,903	$87	$3,319	$—	$27,236	$832,093
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial small business leases:
Risk Rating
Performing	$247,583	$189,509	$121,990	$56,998	$14,569	$16,867	$—	$—	$647,516
Nonperforming	—	—	—	—	—	—	—	—	—
	$247,583	$189,509	$121,990	$56,998	$14,569	$16,867	$—	$—	$647,516
Current-period gross writeoffs	$1,018	$5,442	$8,216	$3,645	$1,235	$477	$—	$—	$20,033
Residential(2):
Risk Rating
Performing	$170,647	$176,923	$62,833	$92,574	$49,994	$399,981	$—	$—	$952,952
Nonperforming	—	120	360	3,468	983	3,543	—	—	8,474
	$170,647	$177,043	$63,193	$96,042	$50,977	$403,524	$—	$—	$961,426
Current-period gross writeoffs	$—	$—	$—	$—	$—	$125	$—	$—	$125
Consumer(3):
Risk Rating
Performing	$282,465	$350,605	$446,701	$116,890	$85,633	$229,340	$564,839	$7,124	$2,083,597
Nonperforming	—	249	96	265	192	—	1,697	297	2,796
	$282,465	$350,854	$446,797	$117,155	$85,825	$229,340	$566,536	$7,421	$2,086,393
Current-period gross writeoffs	$1,282	$3,942	$13,955	$2,837	$863	$670	$—	$—	$23,549
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
The following tables show the amortized cost basis of troubled loans modified during the twelve months ended December 31, 2024 and 2023, disaggregated by portfolio segment and type of modification granted:

	Twelve Months Ended December 31, 2024
(Dollars in thousands)	Term Extension	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination- Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$62,314	$—	$15,682	$19,261	$27	$—	$97,284	3.66%
Owner-occupied commercial	3,606	—	—	—	—	—	3,606	0.18%
Commercial mortgages	22,421	—	—	—	—	—	22,421	0.56%
Construction	1,188	—	—	—	—	19,405	20,593	2.47%
Residential	—	120	24	—	—	—	144	0.01%
Consumer(1)	716	—	2,821	3,703	—	—	7,240	0.35%
Total	$90,245	$120	$18,527	$22,964	$27	$19,405	$151,288	1.15%

	Twelve Months Ended December 31, 2023
(Dollars in thousands)	Term Extension	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$44,123	$—	$10,523	$5,568	$27	$—	$60,241	1.90%
Owner-occupied commercial	66	—	—	—	138	—	204	0.01%
Commercial mortgages	9,386	—	—	—	—	—	9,386	0.25%
Construction	15,411	—	—	—	—	—	15,411	1.49%
Residential	561	—	216	—	—	—	777	0.09%
Consumer(1)	1,782	—	1,937	5,092	156	194	9,161	0.46%
Total	$71,329	$—	$12,676	$10,660	$321	$194	$95,180	0.75%
(1)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

The following table describes the financial effect of the modifications made to troubled loans during the twelve months ended December 31, 2024 and 2023:

	Twelve Months Ended December 31, 2024			Twelve Months Ended December 31, 2023
	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)
Commercial and industrial	0.92	6.11%	0.26%	1.34	4.00%	0.13%
Owner-occupied commercial	0.90	—	—	0.95	2.59	—
Commercial mortgages	0.48	—	—	1.33	—	—
Construction	1.00	0.52	0.15	1.00	—	—
Residential	—	4.25	—	20.18	—	—
Consumer	0.49	—	0.05	3.08	2.65	0.06
(1)Represents the weighted-average increase in the life of modified loans measured in years, which reduces monthly payment amounts for borrowers.
(2)Represents the weighted-average decrease in the contractual interest rate on the modified loans.
(3)Represents the percentage of loans deferred over the total loan portfolio excluding reverse mortgages at fair value.
As of December 31, 2024 and December 31, 2023, the Company had commitments to extend credit of $18.6 million and $18.4 million, respectively, to borrowers experiencing financial difficulty whose terms had been modified.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
The following tables show the amortized cost of loans that received a modification that had a payment default during the twelve months ended December 31, 2024 and 2023 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

	Twelve Months Ended December 31, 2024
	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Total
Residential	$120	$24	$144
Consumer	—	96	96
Total	$120	$120	$240

	Twelve Months Ended December 31, 2023
	More-Than-Insignificant Payment Delay	Combination Term Extension & Payment Delay	Total
Commercial and industrial	$—	$5,568	$5,568
Consumer	98	—	98
Total	$98	$5,568	$5,666

The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the last 12 months as of December 31, 2024 and 2023:

	December 31, 2024
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$—	$—	$42,552	$54,732	$97,284
Owner-occupied commercial	—	—	3,606	—	3,606
Commercial mortgages	—	—	22,421	—	22,421
Construction	—	—	20,593	—	20,593
Residential	—	—	—	144	144
Consumer(3)	780	546	5,715	199	7,240
Total	$780	$546	$94,887	$55,075	$151,288
(1)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

	December 31, 2023
	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$21	$293	$53,989	$5,938	$60,241
Owner-occupied commercial	—	—	—	204	204
Commercial mortgages	—	—	9,386	—	9,386
Construction	—	—	15,411	—	15,411
Residential	—	—	607	170	777
Consumer(1)	1,021	205	7,539	396	9,161
Total	$1,042	$498	$86,932	$6,708	$95,180
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

8. PREMISES AND EQUIPMENT
The following table shows the components of premises and equipment, at cost, summarized by major classifications:

	December 31,
(Dollars in thousands)	2024	2023
Land	$23,685	$33,919
Buildings	36,508	49,262
Leasehold improvements	76,685	70,431
Furniture and equipment	63,994	57,555
Gross premises and equipment	200,872	211,167
Less: Accumulated depreciation	114,844	106,683
Net premises and equipment	$86,028	$104,484
The Company recognized depreciation expense of $13.4 million, $17.9 million and $20.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During the year, the Company transferred $18.8 million of land and building assets to held for sale as part of an optimization plan of WSFS-owned real estate properties. The Company recognized a $2.2 million loss on the transfer, which is reflected in restructuring expense on the Company's Consolidated Statements of Income. The Company is actively working to dispose of the assets.

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
The components of the Company's ongoing operating lease cost were as follows:

	Twelve months ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease cost (1)	$16,830	$18,972	$20,123
Sublease income	(117)	(161)	(280)
Net lease cost	$16,713	$18,811	$19,843
(1)Includes variable lease cost and short-term lease cost.
Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Right-of-use assets	$131,126	$130,601
Lease liabilities	$152,364	$151,596

Lease term and discount rate of operating leases
Weighted average remaining lease term (in years)	12.62	13.01
Weighted average discount rate	5.28%	5.20%
Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	December 31, 2024
2025	$18,083
2026	17,447
2027	16,571
2028	16,471
2029	16,052
After 2029	127,885
Total lease payments	212,509
Less: Interest	(60,145)
Present value of lease liabilities	$152,364

Supplemental cash flow information related to leases was as follows:

	Twelve months ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,488	$19,104	$20,987
Right of use assets obtained in exchange for new operating lease liabilities (non-cash)	—	—	13,707
As of December 31, 2024, the Company had not entered into any material leases that have not yet commenced.
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
The components of direct finance lease income are summarized in the table below:

	Twelve months ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Direct financing leases:
Interest income on lease receivable	$62,881	$53,572	$42,542
Amortization of deferred fees and costs	(7,977)	(6,301)	(3,718)
Total direct financing lease income	$54,904	$47,271	$38,824
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Lease receivables	$749,968	$721,338
Unearned income	(122,846)	(114,341)
Deferred fees and costs	20,394	16,625
Net investment in direct financing leases	$647,516	$623,622
Future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	December 31, 2024
2025	$246,265
2026	204,537
2027	151,729
2028	95,712
2029	42,896
After 2029	8,829
Total lease payments	$749,968

10. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.
WSFS performs its annual goodwill impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. Between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the year ended December 31, 2024, management determined, based on its qualitative assessment, that it is not more likely than not that the fair values of our reporting units are less than their carrying values. No goodwill impairment existed during the year ended December 31, 2024.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth Management	Consolidated Company
December 31, 2022	$753,586	$130,051	$883,637
Goodwill from business combinations(1)	—	2,261	2,261
December 31, 2023	753,586	132,312	885,898
Goodwill adjustments	—	—	—
December 31, 2024	$753,586	$132,312	$885,898
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
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
December 31, 2024
Core deposits	$104,751	$(60,999)	$43,752	10 years
Customer relationships	73,880	(23,588)	50,292	7-15 years
Tradename	2,900	—	2,900	indefinite
Loan servicing rights(1)	11,220	(5,901)	5,319	10-25 years
Total intangible assets	$192,751	$(90,488)	$102,263
December 31, 2023
Core deposits	$104,751	$(50,754)	$53,997	10 years
Customer relationships	73,880	(18,153)	55,727	7-15 years
Tradename	2,900	—	2,900	indefinite
Loan servicing rights(2)	12,613	(6,575)	6,038	10-25 years
Total intangible assets	$194,144	$(75,482)	$118,662
(1)Includes impairment losses of $0.6 million for the year ended December 31, 2024.
(2)Includes impairment losses of less than $0.1 million for the year ended December 31, 2023.
The Company recognized amortization expense on other intangible assets of $15.7 million, $15.5 million and $15.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following presents the estimated amortization expense of intangibles:

(Dollars in thousands)	Amortization of Intangibles
2025	$16,635
2026	15,916
2027	15,435
2028	14,596
2029	10,312
Thereafter	26,469
Total	$99,363
Servicing Assets
The Company records mortgage servicing rights and servicing rights on Small Business Administration (SBA) loans. The Company's mortgage loan servicing portfolio includes acquired servicing portfolios, mortgages it originates, and mortgages that it services for others. Mortgage servicing rights and SBA loan servicing rights are included are in Intangible assets in the accompanying Consolidated Statements of Financial Condition. Mortgage loans which the Company services for others are not included in Loans and leases, net of allowance in the accompanying Consolidated Statements of Financial Condition. Servicing rights represent the present value of the future net servicing fees from servicing mortgage loans the Company acquires or originates, or that it services for others.
The value of the Company's mortgage servicing rights was $1.3 million and $1.7 million at December 31, 2024 and 2023, respectively, and the value of its SBA loan servicing rights was $4.0 million and $4.3 million at December 31, 2024 and 2023, respectively. Changes in the value of these servicing rights resulted in an impairment reversal of $0.6 million during 2024 and impairment losses of less than $0.1 million during 2023. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage Banking Activities, Net in the Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income, in the Consolidated Statements of Income.

Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of December 31, 2024 or 2023. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.

11. DEPOSITS

The following table is a summary of the Company's deposits by category:

	December 31,
(Dollars in thousands)	2024	2023
Noninterest-bearing:
Noninterest-bearing demand	$4,987,753	$4,917,297
Total noninterest-bearing	$4,987,753	$4,917,297
Interest-bearing:
Interest-bearing demand	$2,973,431	$2,935,530
Savings	1,466,289	1,610,143
Money market	5,471,611	5,175,123
Customer time deposits	2,130,724	1,784,317
Brokered deposits	—	51,676
Total interest-bearing	$12,042,055	$11,556,789
Total deposits	$17,029,808	$16,474,086
The following table is a summary of the remaining time to maturity for customer time deposits:

	December 31,
(Dollars in thousands)	2024	2023
Certificates of deposit (not jumbo):
Less than one year	$1,568,970	$1,391,157
One year to two years	87,276	47,336
Two years to three years	11,734	14,375
Three years to four years	9,894	9,207
Over four years	6,410	10,166
Total certificates of deposit (not jumbo)	$1,684,284	$1,472,241
Jumbo certificates of deposit (1)
Less than one year	$427,841	$305,511
One year to two years	17,373	4,486
Two years to three years	684	662
Three years to four years	—	689
Over four years	542	728
Total jumbo certificates of deposit	$446,440	$312,076
Total certificates of deposit	$2,130,724	$1,784,317
(1)Represents certificates of deposit balances in excess of $250 thousand from individuals, businesses and municipalities.
The following table is a summary of interest expense on deposits by category:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Interest-bearing demand	$33,007	$26,671	$7,441
Money market	183,306	122,168	13,536
Savings	7,314	5,733	965
Time deposits	84,871	45,184	5,626
Total customer interest expense	$308,498	$199,756	$27,568
Brokered deposits	178	10,064	613
Total interest expense on deposits	$308,676	$209,820	$28,181

12. BORROWED FUNDS
The following is a summary of borrowed funds by type, at or for the twelve months ended:

(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
December 31, 2024
Federal funds purchased	$—	—%	$170,000	$6,735	5.09%
FHLB advances	51,040	4.33	172,306	56,855	5.22
Trust preferred borrowings	90,834	6.59	90,834	90,730	7.62
Senior and subordinated debt	218,631	4.01	218,631	218,507	4.43
Other borrowed funds	23,102	0.30	825,152	639,186	4.62
December 31, 2023
Federal funds purchased	$—	—%	$130,000	$33,195	5.04%
FHLB advances	—	—	800,000	103,268	5.18
Trust preferred borrowings	90,638	7.51	90,638	90,534	7.44
Senior and subordinated debt	218,400	4.34	248,189	221,975	4.42
Other borrowed funds	586,038	0.28	739,346	409,002	4.41
Federal Home Loan Bank Advances
Advances from the FHLB with ranges ranging from 3.77% to 4.72% at December 31, 2024 are due as follows:

(Dollars in thousands)	Amount	Weighted Average Rate
2025	$7,882	4.30%
2026	16,261	3.96
2027	26,897	4.56
	$51,040	4.33%
Pursuant to collateral agreements with the FHLB, advances are secured by qualifying loan collateral, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, the Company is required to purchase and hold shares of capital stock in the FHLB and was in compliance with this requirement with a stock investment in FHLB of $11.8 million at December 31, 2024 and $15.4 million at December 31, 2023. This stock is carried on the accompanying Consolidated Statements of Financial Condition at cost, which approximates liquidation value.
The Company received dividends on its stock investment in FHLB of $1.5 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively. For additional information regarding FHLB Stock, see Note 18.
Trust Preferred Borrowings
In 2005, the Trust issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The reference rate on these securities was updated to three-month term SOFR upon the discontinuation of LIBOR on June 30, 2023. These securities are currently callable and have a maturity date of June 1, 2035.
Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the RBC Trusts), which were acquired from Bryn Mawr Bank Corporation, were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements as the Company is not deemed to be the primary beneficiary of these entities. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures to the RBC Trusts with a current carrying value of $11.9 million each, totaling $23.8 million. The junior subordinated debentures incur interest at a coupon rate of 6.77% as of December 31, 2024. The rate resets quarterly based on three-month term SOFR plus 2.41%.

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
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
During 2024 and 2023, the Company purchased federal funds as a short-term funding source. The Company had no securities sold under agreements to repurchase at December 31, 2024 and December 31, 2023.
Senior and Subordinated Debt
On December 3, 2020, the Company issued $150.0 million of senior notes due 2030 (the 2030 Notes). The 2030 Notes mature on December 15, 2030 and have a fixed coupon rate of 2.75% from issuance until December 15, 2025 and a variable coupon rate equal to the three-month term SOFR, reset quarterly, plus 2.485% from December 15, 2025 until maturity. The 2030 Notes may be redeemed by the Company beginning December 15, 2025 at 100% of principal plus accrued and unpaid interest. The remaining net proceeds from the issuance of the 2030 Notes are being used for general corporate purposes, including, but not limited to, financing organic growth, acquisitions, repurchases of common stock, and redemption of outstanding indebtedness. The carrying value of the 2030 Notes, inclusive of deferred issuance costs, was $148.6 million as of December 31, 2024 and $148.4 million as of December 31, 2023.
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
The Company assumed $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) from Bryn Mawr Bank Corporation, which were issued by Bryn Mawr Bank Corporation in an underwritten public offering on December 13, 2017. The 2027 Notes mature on December 15, 2027, and had a fixed annual interest of 4.25% until and including December 14, 2022, and currently bear interest at a variable rate of 6.67%. The variable rate will reset quarterly to a level equal to the three-month term SOFR rate plus 2.31% until December 15, 2027, or any early redemption date. The carrying value of the 2027 Notes was $70.0 million as of December 31, 2024 and December 31, 2023.
Other Borrowed Funds
Included in other borrowed funds are collateralized borrowings of $23.1 million and $586.0 million at December 31, 2024 and 2023, respectively, primarily consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail clients under agreements to repurchase. Other borrowed funds at December 31, 2023 included $565.0 million of Bank Term Funding Program borrowings. Such borrowings were collateralized by mortgage-backed securities.
Borrower in Custody
The Company had $2.5 billion and $2.1 billion of loans and securities pledged to the Federal Reserve of Philadelphia (FRB) at December 31, 2024 and December 31, 2023, respectively. The Company had no borrowings outstanding from the FRB at December 31, 2024 and $565.0 million in borrowings outstanding from the FRB as of December 31, 2023.

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
As of December 31, 2024 and 2023, the Bank was in compliance with regulatory capital requirements and exceeded the levels necessary for the Bank to be considered “well-capitalized” as defined in the regulations.
The following table presents the capital position of the Bank and the Company as of December 31, 2024 and 2023:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
December 31, 2024
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$2,470,183	15.13%	$1,306,507	8.00%	$1,633,133	10.00%
WSFS Financial Corporation	2,575,170	15.77	1,306,677	8.00	1,633,346	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	2,265,995	13.88	979,880	6.00	1,306,507	8.00
WSFS Financial Corporation	2,254,907	13.81	980,008	6.00	1,306,677	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	2,265,995	13.88	734,910	4.50	1,061,537	6.50
WSFS Financial Corporation	2,254,907	13.81	735,006	4.50	1,061,675	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,265,995	11.03	822,045	4.00	1,027,556	5.00
WSFS Financial Corporation	2,254,907	10.96	822,637	4.00	1,028,296	5.00

December 31, 2023
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$2,382,514	14.96%	$1,273,856	8.00%	$1,592,320	10.00%
WSFS Financial Corporation	2,426,577	15.23	1,274,611	8.00	1,593,264	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	2,184,193	13.72	955,392	6.00	1,273,856	8.00
WSFS Financial Corporation	2,098,403	13.17	955,958	6.00	1,274,611	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	2,184,193	13.72	716,544	4.50	1,035,008	6.50
WSFS Financial Corporation	2,098,403	13.17	716,969	4.50	1,035,621	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,184,193	10.92	800,021	4.00	1,000,026	5.00
WSFS Financial Corporation	2,098,403	10.48	800,934	4.00	1,001,168	5.00
The Holding Company
As of December 31, 2024, the Company's capital structure includes one class of stock, $0.01 par common stock outstanding with each share having equal voting rights.
In 2005, the Trust issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The reference rate on these securities was updated to three-month term SOFR upon the discontinuation of LIBOR on June 30, 2023. The par value of these securities is $2.0 million and the aggregate principal is $67.0 million. The proceeds from the issue were invested in junior subordinated debentures issued by the Company. At December 31, 2024, the coupon rate of the Trust securities was 6.53%. The effective rate will vary due to fluctuations in interest rates.

The RBC Trusts, which were acquired from Bryn Mawr Bank Corporation, were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements as the Company is not deemed to be the primary beneficiary of these entities. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures to the RBC Trusts with a current carrying value of $11.9 million each, totaling $23.8 million. The junior subordinated debentures incur interest at a coupon rate of 6.77% as of December 31, 2024. The rate resets quarterly based on three-month term SOFR plus 2.41%.
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
At December 31, 2024, $275.4 million in cash remains at the holding company to support the parent company’s needs.

Pursuant to federal laws and regulations, the Company's ability to engage in transactions with affiliated corporations, including the loan of funds to, or guarantee of the indebtedness of, an affiliate, is limited.
During the year ended December 31, 2024, the Company repurchased 2,049,739 common shares at an average price of $46.55 per share as part of its share buy-back program approved by the Board of Directors. The program is consistent with the Company's intent to return 35% of annual net income to stockholders through routine share repurchases and common equity dividends, along with incremental capital return as appropriate through additional share repurchases, while maintaining capital ratios in excess of the “well-capitalized” benchmarks.

14. ASSOCIATE BENEFIT PLANS
Associate 401(k) Savings Plan
Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and the Company's common stock. Generally, the principal and related earnings are tax deferred until withdrawn. The Company matches a portion of the Associates’ contributions. As a result, the Company's total cash contributions to the plan on behalf of its Associates resulted in an expense of $10.7 million, $10.1 million, and $9.1 million for 2024, 2023, and 2022, respectively.
All contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 100% is invested in target-date fund that corresponds with the participant’s age. Associates may generally make transfers to various other investment vehicles within the plan. The plan’s yearly activity includes net sales of 65,000, 14,000 and 8,000 shares of the Company's common stock in 2024, 2023 and 2022 respectively. There were no purchases in 2024, 2023 or 2022.
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

The following disclosures relating to postretirement medical benefits were measured at December 31:

(Dollars in thousands)	2024	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$1,311	$1,331	$2,138
Service cost	32	33	52
Interest cost	66	65	51
Actuarial gain	(40)	(68)	(833)
Benefits paid	(83)	(50)	(77)
Benefit obligation at end of year	$1,286	$1,311	$1,331
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	83	50	77
Benefits paid	(83)	(50)	(77)
Fair value of plan assets at end of year	$—	$—	$—
Unfunded status	$(1,286)	$(1,311)	$(1,331)
Amounts recognized in accumulated other comprehensive income(1):
Net prior service credit	$131	$207	$283
Net gain	1,132	1,263	1,625
Net amount recognized	$1,263	$1,470	$1,908
Components of net periodic benefit income:
Service cost	$32	$33	$52
Interest cost	66	65	51
Amortization of prior service credit	(76)	(76)	(76)
Net gain recognition	(147)	(160)	(84)
Net periodic benefit income	$(125)	$(138)	$(57)
Assumption used to determine net periodic benefit cost:
Discount rate	4.80%	5.00%	2.80%
Assumption used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	5.50%	5.30%	5.00%
(1)Before tax effects
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)
During 2025	$57
During 2026	60
During 2027	64
During 2028	67
During 2029	69
During 2029 through 2033	406
$723
The Company assumes medical benefits will increase at an average rate of less than 10% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2024, this annual premium cap amounted to $4,496 per retiree. The Company estimates that it will contribute approximately $4,676 per retiree to the plan during fiscal 2025.

Beneficial Associate Pension and other postretirement benefit plans
On March 1, 2019, the Company closed the acquisition of Beneficial. At the time of acquisition, the Company assumed the pension plan covering certain eligible Beneficial Associates. The plan was frozen in 2008.
The following disclosures relating to Beneficial pension benefits and other postretirement benefit plans were measured at December 31:

	2024		2023		2022
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of year	$76,119	$13,471	$75,151	$13,894	$104,695	$18,105
Service cost	—	8	—	14	—	33
Interest cost	3,581	648	3,700	659	2,425	383
Plan participants' contributions	—	41	—	63	—	55
Actuarial (gain) loss	(5,481)	68	1,604	256	(26,233)	(3,346)
Benefits paid	(5,035)	(1,382)	(4,336)	(1,415)	(5,736)	(1,336)
Benefit obligation at end of year	$69,184	$12,854	$76,119	$13,471	$75,151	$13,894
Change in plan assets:
Fair value of plan assets at beginning of year	$82,090	$—	$79,287	$—	$108,242	$—
Actual return on plan assets	1,439	—	7,499	—	(22,867)	—
Employer contribution	126	1,341	240	1,352	225	1,281
Participants' contributions	—	41	—	63	—	55
Benefits paid	(5,035)	(1,382)	(4,336)	(1,415)	(5,736)	(1,336)
Administrative expenses	(571)	—	(600)	—	(577)	—
Fair value of plan assets at end of year	$78,049	$—	$82,090	$—	$79,287	$—
Funded (unfunded) status	$8,865	$(12,854)	$5,971	$(13,471)	$4,136	$(13,894)
Amounts recognized in accumulated other comprehensive income(1):
Net loss (gain)	$8,370	$(2,386)	$9,920	$(2,612)	$10,658	$(3,259)
Components of net periodic benefit (income) cost:
Service cost	$—	$8	$—	$14	$—	$33
Interest cost	3,581	648	3,700	659	2,425	383
Expected return on plan assets	(4,924)	—	(4,793)	—	(6,586)	—
Net loss (gain) recognition	129	(158)	281	(392)	16	—
Net periodic benefit (income) cost	$(1,214)	$498	$(812)	$281	$(4,145)	$416
(1)Before tax effects

Significant assumptions used to calculate the net periodic benefit cost and obligation for Beneficial postretirement plans as of December 31, 2024 are as follows:

Consolidated Pension Plan	2024	2023	2022
Discount rate for net periodic benefit cost	5.01%	5.24%	2.82%
Expected return on plan assets	6.25%	6.25%	6.25%
Discount rate for disclosure obligations	5.60%	5.01%	5.24%
Beneficial Bank Other Postretirement
Discount rate for net periodic benefit cost	4.96%	5.18%	2.69%
Discount rate for disclosure obligations	5.51%	4.96%	5.18%
FMS Other Postretirement
Discount rate for net periodic benefit cost	4.73%	4.93%	2.07%
Discount rate for disclosure obligations	5.15%	4.73%	4.93%
Split-Dollar Plan
Discount rate for net periodic benefit cost	4.72%	4.92%	2.05%
Discount rate for disclosure obligations	5.13%	4.73%	4.92%
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
During 2025	$4,536	$1,228
During 2026	5,120	1,220
During 2027	5,497	1,202
During 2028	5,020	1,185
During 2029	4,641	1,150
During 2029 through 2033	25,894	5,129
	$50,708	$11,114

The fair values and weighted average asset allocations in plan assets of all pension and postretirement plan assets at December 31, 2024 and 2023 by asset category are as follows:

	Category Used for Fair Value Measurement
	December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Percent
Assets:
Mutual Funds:
Large cap	$3,406	$—	$—	$3,406	4.4%
International	6,252	—	—	6,252	8.0
Global Managed Volatility	5,546	—	—	5,546	7.1
U.S. Managed Volatility	2,070	—	—	2,070	2.7
Fixed Income	51,592	—	—	51,592	66.1
U.S. Government Agencies	—	8,958	—	8,958	11.5
Pooled separate accounts	13	—	—	13	—
Accrued Income	212	—	—	212	0.2
Total	$69,091	$8,958	$—	$78,049	100.0%

	Category Used for Fair Value Measurement
	December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Percent
Assets:
Mutual Funds:
Large cap	$3,215	$—	$—	$3,215	3.9%
International	5,839	—	—	5,839	7.1
Global Managed Volatility	5,177	—	—	5,177	6.3
U.S. Managed Volatility	1,932	—	—	1,932	2.4
Fixed Income	54,878	—	—	54,878	66.9
U.S. Government Agencies	—	10,743	—	10,743	13.1
Pooled Separate Accounts	98	—	—	98	0.1
Accrued Income	208	—	—	208	0.2
Total	$71,347	$10,743	$—	$82,090	100.0%
As of December 31, 2024, pension and postretirement plan assets were comprised of investments in equity mutual funds, fixed income mutual funds, and pooled separate accounts. The Bank’s consolidated pension plan investment policy provides that assets are to be managed over a long-term investment horizon to ensure that the chances and duration of investment losses are carefully weighed against the long-term potential for asset appreciation. The primary objective of managing a plan’s assets is to improve the plan’s funded status. A secondary financial objective is, where possible, to minimize pension expense volatility. The Company’s pension plan allocates assets based on the plan’s funded status to risk management and return enhancement asset classes. The risk management class is comprised of a long duration fixed income fund while the return enhancement class consists of equity and other fixed income funds. Asset allocation ranges are generally 40% to 80% for risk management and 20% to 60% for return enhancement when the funded status is less than 110%, and 50% to 90% in risk management and 10% to 50% for return enhancement when the funded status reaches 110%, subject to the discretion of the Company. Also, a small portion is maintained in cash reserves when appropriate.
The Company has four additional plans which are no longer being provided to current Associates: (1) a Supplemental Pension Plan with a corresponding liability of $0.1 million and $0.2 million for December 31, 2024 and 2023 respectively; (2) an Early Retirement Window Plan with a corresponding liability of $0.1 million for both December 31, 2024 and 2023; (3) a Supplemental Executive Retirement Plan with a corresponding liability of $1.3 million for both December 31, 2024 and 2023, and; (4) a Post-Retirement Medical Plan with a corresponding liability of less than $0.1 million and $0.1 million for December 31, 2024 and 2023, respectively.

15. INCOME TAXES
The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The Company's income tax provision consists of the following:

	Year ended December 31,
(Dollars in thousands)	2024	2023	2022
Current income taxes:
Federal taxes	$69,589	$81,674	$63,203
State and local taxes	22,337	19,968	18,763
Deferred income taxes:
Federal taxes	(6,817)	(5,331)	(4,094)
State and local taxes	(1,345)	(66)	89
Total	$83,764	$96,245	$77,961
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2024 and 2023:

(Dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$42,441	$40,518
Purchase accounting adjustments—loans	8,094	10,285
Reserves and other accruals	33,250	25,093
Net operating losses	2,131	2,725
Derivatives	3,258	2,806
Lease liabilities	31,996	31,835
Unrealized losses on available-for-sale securities	193,956	186,775
Other(1)	1,379	1,422
Total deferred tax assets	$316,505	$301,459
Deferred tax liabilities:
Accelerated depreciation	(5,735)	(5,790)
Right of use assets	(27,536)	(27,426)
Intangibles	(31,278)	(33,675)
Other(2)	(3,795)	(4,306)
Total deferred tax liabilities	(68,344)	(71,197)
Net deferred tax asset	$248,161	$230,262
(1)Other deferred tax assets includes investments, deferred gains, tax credits in 2024 and 2023, and reverse mortgages in 2023.
(2)Other deferred tax liabilities includes derivatives, partnership investments, and employee benefit plans in 2024 and 2023, reverse mortgages in 2024, and deferred loan costs in 2023.
Based on the Company's history of prior earnings and its expectations of the future, it is anticipated that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $248.2 million at December 31, 2024. The Company reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, the Company considers all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the generation of future profitability, the reversal of deferred tax liabilities, and tax planning strategies.
The Company has $10.1 million of remaining Federal net operating losses (NOLs). Such NOLs expire beginning in 2030 and, due to Internal Revenue Service (IRS) limitations, $2.8 million are being utilized each year. Accordingly, the Company fully expects to utilize all of these NOLs. The Company has no state NOLs. Finally, the Company has $0.5 million of alternative minimum tax credits that have no expiration date and are fully expected to be utilized.

A reconciliation showing the differences between the Company's effective tax rate and the U.S. Federal statutory tax rate is as follows:

	Year ended December 31,
Year Ended December 31,	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	4.7	4.4	5.1
Tax-exempt interest	(0.7)	(0.6)	(0.5)
Bank-owned life insurance income	(0.1)	(0.1)	—
Nondeductible acquisition costs	—	—	0.1
Federal tax credits, net of amortization	(1.3)	(0.5)	(0.4)
Nondeductible compensation	0.1	0.1	0.2
Nondeductible goodwill	—	—	0.5
Surrender of bank-owned life insurance policies	—	1.9	—
Other	0.4	0.1	(0.1)
Effective tax rate	24.1%	26.3%	25.9%
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
Based on recent changes in the interest rate environment lowering our yields on our Bank Owned Life Insurance (BOLI) policies and the termination of a stable value protection wrap policy, during 2023, we surrendered $65.5 million of previously acquired BOLI policies. This resulted in a taxable gain of $22.6 million and corresponding income tax charge of $7.1 million
There were no unrecognized tax benefits as of December 31, 2024. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2021 through 2024 tax years are subject to examination as of December 31, 2024. No federal or state income tax return examinations are currently in process. The Company does not expect to record or realize any material unrecognized tax benefits during 2025.
The amortization of the low-income housing credit investments has been reflected as income tax expense in the amount of $5.3 million for the year ended December 31, 2024, compared to $3.9 million and $4.8 million for the years ended December 31, 2023 and December 31, 2022, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2024 were $5.8 million, $5.3 million and $1.7 million respectively. The carrying value of the investment in affordable housing credits is $94.3 million at December 31, 2024, compared to $87.1 million at December 31, 2023.

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
Upon stockholder approval in 2018, the 2013 Incentive Plan (2013 Plan) was replaced by the 2018 Incentive Plan (2018 Plan). However, outstanding awards under the 2013 Plan remain in effect in accordance with their original terms. The 2018 Plan was amended in 2023 to increase the number of shares of Common Stock available for issuance. The 2018 Plan also includes 261,709 shares from the Bryn Mawr Incentive Plan and the Bryn Mawr Retainer Plan, which were assumed by the Company in connection with the acquisition of Bryn Mawr Bank Corporation. The number of shares reserved for issuance under the 2018 Plan is 6,261,709. The 2018 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. At December 31, 2024, 2,321,904 shares were available for future grants under the 2018 Plan.
During February 2022, the Board of Directors and the Leadership and Compensation Committee (the Committee) approved the Executive Leadership Team Incentive Plan (ELTIP), which provides for new cash and equity awards designed to recognize the rewards and efforts of the Company's executive leadership team for the Company's achievement of certain key measures of short-term success and the value of such success to the Company's longer-term performance. Awards under the ELTIP include short-term incentive (STI) cash bonus awards and long-term incentive (LTI) awards of RSUs and PSUs that will be issued under the Company's 2018 Incentive Plan. LTI awards under the ELTIP will be awarded to the CEO and Executive Vice Presidents that directly report to the CEO or COO in the form of RSUs that vest in equal annual installments over a three-year service period, and PSUs that vest based on a service condition defined as the achievement of a three-year service period and a performance condition based on the Company's cumulative core ROA performance over a three-year period relative to the KBW Nasdaq Regional Bank Index (the KRX Index) for the same period.
Total stock-based compensation expense recognized was $12.7 million ($9.6 million after tax) for 2024, $10.0 million ($7.6 million after tax) for 2023, and $9.0 million ($6.7 million after tax) for 2022. As part of the expense calculation, the Company has elected to recognize forfeitures as they occur. Stock-based compensation expense related to awards granted to Associates is recorded in Salaries, benefits and other compensation; expense related to awards granted to directors and advisory board members is recorded in Other operating expense in the Company's Consolidated Statements of Income.
Stock Options
Stock options are granted with an exercise price not less than the fair market value of the Company's common stock on the date of the grant. No stock options were granted during 2024, 2023, or 2022.
A summary of option activity as of December 31, 2024, and changes during the year the ended December 31, 2024, is presented below:

	2024
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Stock Options:
Outstanding at beginning of year	252,851	$43.49	2.57	$1,106
Less: Exercised	(49,505)	37.64
Expired	(32,726)	48.62
Outstanding at end of year	170,620	44.20	2.01	1,524
Nonvested at end of year	14,913	51.84	0.28	19
Exercisable at end of year	155,707	43.46	1.90	1,505
The aggregate intrinsic value of options exercised was $0.8 million in 2024, $0.5 million in 2023, and $0.8 million in 2022.

The following table summarizes the non-vested stock option activity during the year the ended December 31, 2024:

	2024
	Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Stock Options:
Nonvested at beginning of period	49,857	$45.52	$9.17
Less: Vested	(34,944)	42.82	8.63
Nonvested at end of period	14,913	51.84	10.44
The total amount of unrecognized compensation cost related to non-vested stock options as of December 31, 2024 was less than $0.1 million. The weighted-average period over which the expense is expected to be recognized is 0.28 years. During 2024, the Company recognized $0.2 million of compensation expense related to these awards compared to $0.3 million in 2023 and $0.7 million in 2022.
Restricted Stock Units
RSUs are granted at no cost to the recipient and generally vest over a three year period, with the exception of RSUs from the ELTIP which vest over a three year period. Most outstanding awards granted to senior executives vest over no less than a three year period. The 2013 and 2018 Plans allow for awards with vesting periods less than three years, subject to Board approval. The fair value of RSUs is equal to the fair value of the common stock on the date of grant. The expense related to RSUs granted to Associates is recognized in Salaries, benefits and other compensation and granted to directors in Other operating expense on an accrual basis over the requisite service period for the entire award. When restricted stock is awarded to individuals from whom the Company may not receive services in the future, the expense is recognized when the award is granted, instead of amortizing the expense over the vesting period of the award.
The weighted-average fair value of RSUs granted was $44.93 in 2024, $47.68 in 2023, and $49.24 in 2022. The total amount of compensation cost to be recognized relating to nonvested restricted stock units as of December 31, 2024 was $11.8 million. The weighted-average period over which the cost is expected to be recognized is 1.89 years. During 2024, the Company recognized $8.2 million of compensation expense related to these awards compared to $6.3 million in 2023 and $7.5 million in 2022..
The following table summarizes the Company’s RSUs and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2023	335,751	$47.85
Plus: Granted	214,816	44.93
Less: Vested	(143,722)	47.68
Forfeited	(17,033)	46.93
Balance at December 31, 2024	389,812	46.77
The total fair value of RSUs that vested was $7.0 million in 2024, $5.1 million in 2023, and $4.5 million in 2022.
Performance Stock Units
PSUs are granted at no cost to the recipient and vest based on both service and performance conditions. The service condition is defined as the achievement of a three-year service period beginning January 1 of the year of the award and ending on December 31 of the third year. The service condition can be waived at the discretion of the Committee. The performance condition is based on the Company's cumulative core ROA performance over a three-year period relative to the KRX Index for the same period. The actual number of shares that will vest at the end of the three-year period will be based on the core ROA performance over the three-year period relative to the KRX Index. If such performance is at the 25th percentile, 50th percentile, 75th percentile and 100th percentile, grantees will receive 25%, 50%, 75%, and 100% of their maximum award grant, respectively. The fair value of PSUs is equal to the fair value of the common stock on the date of grant. The expense related to PSUs granted to Associates is recognized in Salaries, benefits and other compensation on an accrual basis over the requisite service period if the performance condition is probable and the service condition is met.

The weighted-average fair value of PSUs granted was $42.39 in 2024, $49.69 in 2023, and $49.76 in 2022. The total amount of compensation cost to be recognized relating to nonvested performance stock units (based on current performance estimates) was $10.7 million as of December 31, 2024. The weighted-average period over which the cost is expected to be recognized is 1.73 years. During 2024, the Company recognized $3.4 million of compensation expense related to these awards compared to $1.6 million in 2023 and $0.9 million in 2022.. The following table summarizes the Company’s PSUs and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2023	157,748	$49.72
Plus: Granted	129,802	42.39
Balance at December 31, 2024	287,550	46.78
Integration Performance RSU Plan: In February 2019, the Board of Directors approved the Integration Performance RSU Plan (“the Integration Plan”), in which certain senior executives were granted awards based on the achievement of three defined goals measuring the success of the integration of Beneficial and execution of the Company's strategic goals over the five-year period ending 2023. The Plan provided for a three-year performance achievement period beginning in 2021 and ending in 2023. In February 2022, the Integration Plan was terminated. In connection with the termination of the Integration Plan, the portion of the related Integration Performance-Based RSU Awards (the Integration Awards) attributable to core ROA was terminated, the Gallup Q12 performance goal was met, and the Committee exercised its discretion under the Integration Plan to deem the Gallup CE3 performance goal met. Thus, 20% of the restricted stock units subject to the Integration Awards will performance vest and become subject to service-based vesting conditions. During 2024 and 2023, the Company recognized $0.1 million of compensation expense related to these awards.
Beneficial Acquisition Success Plan: On December 10, 2020, the Board of Directors approved the Beneficial Acquisition Success Plan (the Success Plan) and granted 66,703 RSUs, vesting in equal installments over three years. The Success Plan was designed to recognize and reward the Company’s achievement of certain key measures of near-term success related to Beneficial and the efforts of the Company’s senior leaders and the value of such success to the Company’s longer term performance. The key measures of success related to Beneficial include acquisition economics, one-time acquisition costs, banking location integration and optimization, customer deposit retention, and cost synergies. During 2023, the RSUs previously issued under the Success Plan fully vested.
Awards from the Integration Plan and the Success Plan were issued under the Company’s 2018 Incentive Plan.
17. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
In the ordinary course of business, the Company is subject to legal actions that involve claims for monetary relief. See Note 24 for additional information.
Financial Instruments With Off-Balance Sheet Risk
In the ordinary course of business, the Company is a party to financial instruments with off-balance sheet risk, primarily to meet the financing needs of its Clients. To varying degrees, these financial instruments involve elements of credit risk that are not recognized in the Consolidated Statements of Financial Condition.
Exposure to loss for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company generally requires collateral to support such financial instruments in excess of the contractual amount of those instruments and use the same credit policies in making commitments as it does for on-balance sheet instruments.

The following represents a summary of off-balance sheet financial instruments at year-end:

	December 31,
(Dollars in thousands)	2024	2023
Financial instruments with contract amounts which represent potential credit risk:
Commercial and industrial loan commitments	$1,841,169	$1,717,924
Owner-occupied commercial loan commitments	54,162	57,013
Commercial mortgages loan commitments	132,276	136,379
Construction loan commitments	626,847	725,591
Commercial standby letters of credit	101,448	107,031
Residential loan commitments(1)	12,751	11,797
Consumer loan commitments(2)	1,476,847	1,363,458
Total	$4,245,500	$4,119,193
(1)Not reflected in the table above are commitments to sell residential loans of $18.2 million and $16.3 million at December 31, 2024 and 2023, respectively.
(2)Consumer loan commitments of $1.0 billion and $0.6 billion were secured by real estate at December 31, 2024 and 2023, respectively..
Commitments provide for financing on predetermined terms as long as the client continues to meet specific criteria. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a client to a third party. The Company evaluates each client’s creditworthiness and obtain collateral based on its credit evaluation of the counterparty.
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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential loan sales. These provisions may include either an indemnification from loss or the repurchase of loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were three repurchases for $0.7 million during the year ended December 31, 2024 and one repurchase for $0.8 million during the same period in 2023.
Unfunded Lending Commitments
At December 31, 2024 and December 31, 2023, the allowance for credit losses of unfunded lending commitments was $12.5 million and $12.1 million, respectively. A provision expense for unfunded lending commitments of $0.4 million was recognized during the year ended December 31, 2024, compared to provision expenses for unfunded lending commitments of $0.2 million and $0.3 million during years ended December 31, 2023 and December 31, 2022, respectively.

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
The following tables present financial instruments carried at fair value as of December 31, 2024 and December 31, 2023 by level in the valuation hierarchy (as described above):

	December 31, 2024
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$430,942	$—	$430,942
FNMA MBS	—	2,755,579	—	2,755,579
FHLMC MBS	—	105,514	—	105,514
GNMA MBS	—	40,676	—	40,676
GSE agency notes	—	177,937	—	177,937
Other assets	—	170,464	25	170,489
Total assets measured at fair value on a recurring basis	$—	$3,681,112	$25	$3,681,137
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$155,242	$5,270	$160,512
Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$15,516	$15,516
Other real estate owned	—	—	5,204	5,204
Loans held for sale	—	49,699	—	49,699
Total assets measured at fair value on a nonrecurring basis	$—	$49,699	$20,720	$70,419

	December 31, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$464,619	$—	$464,619
FNMA MBS	—	3,042,350	—	3,042,350
FHLMC MBS	—	115,532	—	115,532
GNMA MBS	—	43,340	—	43,340
GSE agency notes	—	180,696	—	180,696
Other assets	—	153,569	78	153,647
Total assets measured at fair value on a recurring basis	$—	$4,000,106	$78	$4,000,184
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$137,616	$14,026	$151,642
Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$15,206	$15,206
Other real estate owned	—	—	1,569	1,569
Loans held for sale	—	29,268	—	29,268
Total assets measured at fair value on a nonrecurring basis	$—	$29,268	$16,775	$46,043
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $5.5 million and $7.3 million at December 31, 2024 and December 31, 2023, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following table provides a description of the valuation techniques and significant unobservable inputs for the Company's financial instruments classified as Level 3 as of December 31, 2024 and December 31, 2023:

(Dollars in thousands)	December 31, 2024
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$15,516	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	5,204	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	25	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (192 bps) LGD: —% - 30% (30%)
Other liabilities (Risk participation agreements sold)	90	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (207 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	5,180	Discounted cash flow	Timing of Visa litigation resolution	2.50 years or 2Q 2027

(Dollars in thousands)	December 31, 2023
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$15,206	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	1,569	Fair market value of collateral	Costs to sell	10.0% - 20.0% (18.1%)
Other assets (Risk participation agreements purchased)	78	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (195 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	3	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (95 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	14,023	Discounted cash flow	Timing of Visa litigation resolution	1.00 - 4.75 years (3.06 years or 4Q 2025)

The book value and estimated fair value of the Company's financial instruments are as follows:

		December 31,
	Fair Value Measurement	2024		2023
(Dollars in thousands)		Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	Level 1	$1,154,818	$1,154,818	$1,092,900	$1,092,900
Investment securities, available for sale	Level 2	3,510,648	3,510,648	3,846,537	3,846,537
Investment securities, held to maturity, net	Level 2	1,015,161	895,511	1,058,557	985,931
Other investments	Level 3	18,184	18,184	17,434	17,434
Loans, held for sale	Level 2	49,699	49,699	29,268	29,268
Loans and leases, net(1)	Level 3	12,996,218	13,100,492	12,583,202	12,514,431
Stock in FHLB of Pittsburgh	Level 2	11,805	11,805	15,398	15,398
Accrued interest receivable	Level 2	84,671	84,671	85,979	85,979
Other assets	Levels 2, 3	170,489	170,489	153,647	153,647
Financial liabilities:
Deposits	Level 2	$17,029,808	$17,016,839	$16,474,086	$16,449,198
Borrowed funds	Level 2	383,607	379,154	895,076	912,760
Standby letters of credit	Level 3	776	776	814	814
Accrued interest payable	Level 2	38,173	38,173	46,684	46,684
Other liabilities	Levels 2, 3	160,512	160,512	151,642	151,642
(1)Includes reverse mortgage loans.
At December 31, 2024 and December 31, 2023 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of December 31, 2024.

		Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	18	$1,500,000	Other assets	$14,265
Total		$1,500,000		$14,265
Derivatives not designated as hedging instruments:
Interest rate products		$2,942,675	Other assets	$153,980
Interest rate products		2,942,675	Other liabilities	(153,980)
Interest rate lock commitments with clients		41,238	Other assets	612
Interest rate lock commitments with clients		3,658	Other liabilities	(18)
Forward sale commitments		28,927	Other assets	200
Forward sale commitments		27,071	Other liabilities	(39)
FX forwards		26,716	Other assets	1,407
FX forwards		25,924	Other liabilities	(1,205)
Risk participation agreements sold		110,948	Other liabilities	(90)
Risk participation agreements purchased		97,201	Other assets	25
Financial derivative related to sales of certain Visa Class B shares		55,358	Other liabilities	(5,180)
Total derivatives		$7,802,391		$9,977

The table below presents the fair value of derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of December 31, 2023.

		Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	9	$750,000	Other assets	$15,578
Total		$750,000		$15,578
Derivatives not designated as hedging instruments:
Interest rate products		$2,428,306	Other assets	$136,924
Interest rate products		2,383,443	Other liabilities	(136,924)
Interest rate lock commitments with clients		34,651	Other assets	637
Forward sale commitments		1,000	Other assets	1
Forward sale commitments		37,348	Other liabilities	(283)
FX forwards		15,812	Other assets	429
FX forwards		13,064	Other liabilities	(409)
Risk participation agreements sold		103,648	Other liabilities	(3)
Risk participation agreements purchased		116,804	Other assets	78
Financial derivative related to sales of certain Visa Class B shares		113,177	Other liabilities	(14,023)
Total derivatives		$5,997,253		$2,005
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022.

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)			Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023	2022
Interest Rate Products	$(8,894)	$1,596	$—	Interest income
Total	$(8,894)	$1,596	$—

	Amount of Gain (Loss) Recognized in Income			Location of Gain (Loss) Recognized in Income
(Dollars in thousands)	Year Ended December 31,
Derivatives Not Designated as a Hedging Instrument	2024	2023	2022
Interest rate products	$9,412	$10,294	$7,576	Other income
Interest rate lock commitments with clients	(34)	274	(2,072)	Mortgage banking activities, net
Forward sale commitments	175	65	4,863	Mortgage banking activities, net
FX forwards	524	130	80	Other income
Risk participation agreements	(63)	(5)	(195)	Other income
Total	$10,014	$10,758	$10,252

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
As of December 31, 2024, the Company had 18 interest rate floors purchased at an aggregate premium of $29.7 million with an aggregate notional amount of $1.5 billion to hedge variable cash flows associated with a variable rate loan pool through the third quarter of 2027. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of December 31, 2024, the Company determined the cash flow hedges remain highly effective. During the year ended December 31, 2024, $4.6 million of amortization expense on the premium was reclassified into interest income compared to $1.2 million during the year ended December 31, 2023. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
Derivatives not designated as hedging instruments:
Client Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps with commercial loan clients wishing to manage interest rate risk. The Company then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the clients and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of December 31, 2024, there were no fair value adjustments related to credit quality.
Derivative Financial Instruments from Mortgage Banking Activities
Derivative financial instruments related to mortgage banking activities are recorded at fair value and are not designated as accounting hedges. This includes commitments to originate certain fixed-rate residential loans to clients, also referred to as interest rate lock commitments. The Company may also enter into forward sale commitments to sell loans to investors at a fixed price at a future date and trade asset-backed securities to mitigate interest rate risk.
Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with clients to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Company then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the client agreements. The FX forwards with both the clients and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of December 31, 2024, there were no fair value adjustments related to credit quality.
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
The following are not included in the tables in Fair Values of Derivative Instruments:
Swap Guarantees
The Company entered into an agreement with one unrelated financial institution whereby that financial institution entered into interest rate derivative contracts (interest rate swap transactions) directly with clients referred to them by the Company. Under the terms of the agreements, those financial institutions have recourse to us for any exposure created under each swap transaction, only in the event that the client defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. This is a customary arrangement that allows us to provide access to interest rate swap transactions for our Clients without creating the swap ourselves. These swap guarantees are accounted for as credit derivatives.
At December 31, 2024 and December 31, 2023, there were 154 and 188 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's Clients, respectively. The initial notional aggregate amount was approximately $0.6 billion and $0.7 billion at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024, the swap transactions remaining maturities ranged from under 1 year to 11 years. At December 31, 2024, none of these client swaps were in a paying position to third parties, with our swap guarantees having a fair value of $5.5 million. At December 31, 2023, none of these client swaps were in a paying position to third parties, with the Company's swap guarantees having a fair value of $7.3 million. For both periods, none of the Company's Clients were in default of the swap agreements.
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
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $1.7 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements. If the Company had breached any of these provisions at December 31, 2024, it could have been required to settle its obligations under the agreements at the termination value.

20. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time the Company enters into transactions with related parties, including, but not limited to, its officers and directors. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to the Company. Any related party loans exceeding $0.5 million require review and approval by the Board of Directors. There were no extensions of credit to related parties exceeding $0.5 million originated during the year ended December 31, 2024 and one extension of credit to related parties exceeding $0.5 million originated during the year ended December 31, 2023.
During 2024, all new loans and credit line advances to related parties were $0.2 million and repayments were $0.1 million. The outstanding balances of loans to related parties at both December 31, 2024 and 2023 were $0.4 million. Total deposits from related parties at December 31, 2024 and 2023 were $6.4 million and $9.7 million, respectively.

21. SEGMENT INFORMATION
As defined in ASC 280, Segment Reporting (ASC 280), an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company evaluates performance based on pretax net income relative to resources used, and allocate resources based on these results. The accounting policies applicable to the Company's segments are those that apply to its preparation of the accompanying Consolidated Financial Statements. Based on these criteria, the Company has identified three segments: WSFS Bank, Cash Connect®, and Wealth Management.
The WSFS Bank segment provides financial products to Commercial and Consumer Clients. Commercial and Consumer Banking and other banking business units are operating departments of WSFS Bank. These departments share the same regulators, the same market, many of the same Clients and provide similar products and services through the general infrastructure of the Bank. Accordingly, these departments are not considered discrete segments and are appropriately aggregated in the WSFS Bank segment.
The Company's Cash Connect® segment provides ATM vault cash, smart safe and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide. The balance sheet category Cash in non-owned ATMs includes cash from which fee income is earned through bailment arrangements with clients of Cash Connect®.
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

The following tables show segment results for the years ended December 31, 2024, 2023, and 2022, and represent amounts included in management's reports that are regularly provided to the Company's CODM: Rodger Levenson, Chairman, President and Chief Executive Officer. The CODM evaluates performance based on pretax net income relative to resources used, and allocates resources based on these results.

	Year Ended December 31, 2024
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External client revenues:
Interest income	$1,040,192	$—	$23,390	$1,063,582
Interest expense	318,484	—	39,660	358,144
Net interest income	721,708	—	(16,270)	705,438
Noninterest income	78,249	114,539	148,132	340,920
Total external client revenues	799,957	114,539	131,862	1,046,358
Inter-segment revenues:
Interest income	31,036	1,441	113,329	145,806
Interest expense	114,770	16,645	14,391	145,806
Net interest income	(83,734)	(15,204)	98,938	—
Noninterest income	33,933	1,835	1,112	36,880
Total inter-segment revenues	(49,801)	(13,369)	100,050	36,880
Total revenue	750,156	101,170	231,912	1,083,238
External client expenses:
Provision for credit losses	60,710	—	700	61,410
Noninterest expenses:
Salaries, benefits and other compensation	264,281	10,209	58,192	332,682
Occupancy expense	36,486	28	1,065	37,579
Equipment expense	38,607	—	9,137	47,744
Professional fees	15,286	—	4,878	20,164
Other segment items(1)	104,180	83,641	11,699	199,520
Total external client expenses	519,550	93,878	85,671	699,099
Inter-segment expenses
Noninterest expenses	2,947	6,293	27,640	36,880
Total inter-segment expenses	2,947	6,293	27,640	36,880
Total expenses	522,497	100,171	113,311	735,979
Income before taxes	$227,659	$999	$118,601	$347,259
Income tax provision				83,764
Consolidated net income				$263,495
Net loss attributable to noncontrolling interest				(176)
Net income attributable to WSFS				$263,671
Supplemental Information
Capital expenditures for the period ended	$12,305	$204	$1,749	$14,258
(1)Other segment items for each reportable segment includes:
WSFS Bank - data processing and operation expense, marketing expense, FDIC expense, loan workout and other credit costs, corporate development expense, restructuring expense, and certain other noninterest expenses.
Cash Connect® - data processing and operation expense, marketing expense, and certain other noninterest expenses, which includes external funding costs.
Wealth Management - data processing and operation expense, marketing expense, FDIC expense, loan workout and other credit costs, and certain other noninterest expenses.

	Year Ended December 31, 2023
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External client revenues:
Interest income	$955,050	$—	$21,472	$976,522
Interest expense	221,713	—	29,706	251,419
Net interest income	733,337	—	(8,234)	725,103
Noninterest income	74,951	82,468	132,452	289,871
Total external client revenues	808,288	82,468	124,218	1,014,974
Inter-segment revenues:
Interest income	28,202	1,384	98,895	128,481
Interest expense	100,279	16,348	11,854	128,481
Net interest income	(72,077)	(14,964)	87,041	—
Noninterest income	29,199	1,930	568	31,697
Total inter-segment revenues	(42,878)	(13,034)	87,609	31,697
Total revenue	765,410	69,434	211,827	1,046,671
External client expenses:
Provision for credit losses	87,529	—	542	88,071
Noninterest expenses:
Salaries, benefits and other compensation	229,740	9,395	50,058	289,193
Occupancy expense	40,694	296	1,194	42,184
Equipment expense	35,657	—	6,585	42,242
Professional fees	11,418	—	7,636	19,054
Other segment items(1)	108,194	49,794	10,972	168,960
Total external client expenses	513,232	59,485	76,987	649,704
Inter-segment expenses
Noninterest expenses	2,498	5,714	23,485	31,697
Total inter-segment expenses	2,498	5,714	23,485	31,697
Total expenses	515,730	65,199	100,472	681,401
Income before taxes	$249,680	$4,235	$111,355	$365,270
Income tax provision				96,245
Consolidated net income				$269,025
Net loss attributable to noncontrolling interest				(131)
Net income attributable to WSFS				$269,156
Supplemental Information
Capital expenditures for the period ended	$6,335	$—	$71	$6,406
(1)Other segment items for each reportable segment includes:
WSFS Bank - data processing and operation expense, marketing expense, FDIC expense, loan workout and other credit costs, corporate development expense, restructuring expense, and certain other noninterest expenses.
Cash Connect® - data processing and operation expense, marketing expense, and certain other noninterest expenses, which includes external funding costs.
Wealth Management - data processing and operation expense, marketing expense, FDIC expense, loan workout and other credit costs, and certain other noninterest expenses.

	Year Ended December 31, 2022
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External client revenues:
Interest income	$690,780	$—	$13,035	$703,815
Interest expense	37,393	—	3,532	40,925
Net interest income	653,387	—	9,503	662,890
Noninterest income	79,800	55,519	124,815	260,134
Total external client revenues	733,187	55,519	134,318	923,024
Inter-segment revenues:
Interest income	14,348	1,536	46,539	62,423
Interest expense	48,075	9,831	4,517	62,423
Net interest income	(33,727)	(8,295)	42,022	—
Noninterest income	27,534	1,610	654	29,798
Total inter-segment revenues	(6,193)	(6,685)	42,676	29,798
Total revenue	726,994	48,834	176,994	952,822
External client expenses:
Provision for credit losses	47,921	—	168	48,089
Noninterest expenses:
Salaries, benefits and other compensation	226,354	8,113	49,438	283,905
Occupancy expense	39,362	299	1,224	40,885
Equipment expense	37,280	—	3,714	40,994
Professional fees	15,485	—	5,391	20,876
Other segment items(1)	147,518	28,365	11,783	187,666
Total external client expenses	513,920	36,777	71,718	622,415
Inter-segment expenses
Noninterest expenses	2,264	4,720	22,814	29,798
Total inter-segment expenses	2,264	4,720	22,814	29,798
Total expenses	516,184	41,497	94,532	652,213
Income before taxes	$210,810	$7,337	$82,462	$300,609
Income tax provision				77,961
Consolidated net income				$222,648
Net income attributable to noncontrolling interest				273
Net income attributable to WSFS				$222,375
Supplemental Information
Capital expenditures for the period ended	$8,793	$16	$—	$8,809
(1)Other segment items for each reportable segment includes:
WSFS Bank - data processing and operation expense, marketing expense, FDIC expense, loan workout and other credit costs, corporate development expense, restructuring expense, and certain other noninterest expenses.
Cash Connect® - data processing and operation expense, marketing expense, and certain other noninterest expenses, which includes external funding costs.
Wealth Management - data processing and operation expense, marketing expense, FDIC expense, loan workout and other credit costs, and certain other noninterest expenses.
The following table shows significant components of segment net assets as of December 31, 2024 and 2023:

	December 31,
	2024				2023
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Cash and cash equivalents	$686,735	$424,907	$43,176	$1,154,818	$600,483	$443,431	$48,986	$1,092,900
Goodwill	753,586	—	132,312	885,898	753,586	—	132,312	885,898
Other segment assets	18,292,205	12,536	468,846	18,773,587	18,191,585	15,654	408,635	18,615,874
Total segment assets	$19,732,526	$437,443	$644,334	$20,814,303	$19,545,654	$459,085	$589,933	$20,594,672

22. PARENT COMPANY FINANCIAL INFORMATION
Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Income:
Interest income	$1,252	$817	$374
Realized gain on sale of equity investment	2,105	9,493	—
Unrealized gains on equity investments, net	—	2,489	5,379
Other noninterest income	219,063	98,067	251,382
	222,420	110,866	257,135
Expense:
Interest expense	16,661	16,610	11,763
Other operating expense	7,651	6,965	11,489
	24,312	23,575	23,252
Income before equity in undistributed income of subsidiaries	198,108	87,291	233,883
Equity in undistributed income (loss) of subsidiaries	64,429	182,396	(12,672)
Income before taxes	262,537	269,687	221,211
Income tax (benefit) expense	(1,134)	531	(1,164)
Net income attributable to WSFS	$263,671	$269,156	$222,375

Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2024	2023
Assets:
Cash and cash equivalents	$275,431	$197,270
Investment in subsidiaries	2,620,282	2,585,151
Investment in Trusts(1)	2,785	2,785
Other assets	3,943	5,869
Total assets	$2,902,441	$2,791,075
Liabilities:
Trust preferred borrowings	$90,834	$90,638
Senior and subordinated debt	218,631	218,400
Accrued interest payable	822	949
Other liabilities	2,402	3,452
Total liabilities	312,689	313,439
Stockholders’ equity:
Common stock	763	761
Capital in excess of par value	1,996,191	1,984,746
Accumulated other comprehensive loss	(624,877)	(593,991)
Retained earnings	1,871,523	1,643,657
Treasury stock	(653,848)	(557,537)
Total stockholders’ equity of WSFS	2,589,752	2,477,636
Total liabilities and stockholders’ equity of WSFS	$2,902,441	$2,791,075
(1)Includes WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II.

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Operating activities:
Net income attributable to WSFS	$263,671	$269,156	$222,375
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(64,429)	(182,396)	12,672
Realized gain on sale of equity investments	(2,105)	(9,493)	—
Unrealized gains on equity investments	—	(2,489)	(5,379)
Decrease in other assets	15,932	31,254	2,569
(Decrease) increase in other liabilities	(747)	3,488	812
Net cash provided by operating activities	$212,322	$109,520	$233,049
Investing activities:
Payments for investment in and advances to subsidiaries	(2,511)	—	—
Net cash for business combinations	$—	$—	$101,734
Net cash (used for) provided by investing activities	$(2,511)	$—	$101,734
Financing activities:
Issuance of common stock and exercise of common stock options	$466	$3,298	$3,179
Redemption of senior and subordinated debt	—	(30,000)	—
Purchase of treasury stock	(96,311)	(54,647)	(200,083)
Dividends paid	(35,805)	(36,742)	(35,746)
Net cash used for financing activities	$(131,650)	$(118,091)	$(232,650)
Increase (decrease) in cash and cash equivalents	$78,161	$(8,571)	$102,133
Cash and cash equivalents at beginning of period	197,270	205,841	103,708
Cash and cash equivalents at end of period	$275,431	$197,270	$205,841

23. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE LOSS
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
Changes to accumulated other comprehensive loss by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges(1)	Net change in equity method investments	Total
Balance, December 31, 2021	$(33,873)	$175	$(4,691)	$268	$353	$(37,768)
Other comprehensive (loss) income before reclassifications(2)	(529,660)	(119,769)	318	—	213	(648,898)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	—	11,091	(109)	(160)	—	10,822
Net current-period other comprehensive (loss) income	(529,660)	(108,678)	209	(160)	213	(638,076)
Balance, December 31, 2022	$(563,533)	$(108,503)	$(4,482)	$108	566	$(675,844)
Other comprehensive income (loss) before reclassifications	63,601	—	132	1,596	(85)	65,244
Less: Amounts reclassified from accumulated other comprehensive income (loss)	—	16,980	(264)	(107)	—	16,609
Net current-period other comprehensive income (loss)	63,601	16,980	(132)	1,489	(85)	81,853
Balance, December 31, 2023	$(499,932)	$(91,523)	$(4,614)	$1,597	$481	$(593,991)
Other comprehensive (loss) income before reclassifications	(37,857)	—	991	(8,894)	(52)	(45,812)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	—	15,118	(192)	—	—	14,926
Net current-period other comprehensive (loss) income	(37,857)	15,118	799	(8,894)	(52)	(30,886)
Balance, December 31, 2024	$(537,789)	$(76,405)	$(3,815)	$(7,297)	$429	$(624,877)
(1)Includes amortization of net gain for cash flow hedges terminated as of April 1, 2020.
(2)Includes $119.8 million, net of tax, of unrealized losses on transferred investment securities from available-for-sale to held-to-maturity.

Components of other comprehensive income (loss) that impact the Consolidated Statements of Income are presented in the table below.

	Twelve Months Ended December 31,			Affected line item in Consolidated Statements of Income
(Dollars in thousands)	2024	2023	2022
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	$19,892	$22,343	$14,593	Net interest income
Income taxes	(4,774)	(5,363)	(3,502)	Income tax provision
Net of tax	$15,118	$16,980	$11,091
Amortization of defined benefit pension plan-related items:
Prior service credits	$(76)	$(76)	$(76)
Actuarial gains	(176)	(271)	(68)
Total before tax	$(252)	$(347)	$(144)	Salaries, benefits and other compensation
Income taxes	60	83	35	Income tax provision
Net of tax	$(192)	$(264)	$(109)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	$—	$(141)	$(211)	Interest and fees on loans and leases
Income taxes	—	34	51	Income tax provision
Net of tax	$—	$(107)	$(160)
Total reclassifications	$14,926	$16,609	$10,822
24. LEGAL AND OTHER PROCEEDINGS
In accordance with the current accounting standards for loss contingencies, the Company establishes liabilities for litigation-related matters that arise in the ordinary course of its business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. In addition, the Company's defense of litigation claims may result in legal fees, which it expenses as incurred.
On November 16, 2022, Prophet Mortgage Opportunities, LP (Prophet) filed a a complaint against WSFS Bank and the RBSHD 2013-1 Trust in the United States District Court for the Southern District of New York alleging that the Bank, in its capacity as owner trustee and indenture trustee in a Residential Mortgage-Backed Securities (RMBS) trust, was responsible for certain actions directed by the trust’s majority certificate holder, which allegedly diminished the value of the notes and depleted the value of the trust’s assets. The complaint seeks damages in an amount to be proven at trial of not less than $40.0 million. The Bank disputes the factual allegations and denies liability. Based on the inherent uncertainty of this matter, it is reasonably possible that the Bank may incur a loss and has recorded an estimated liability of $1.0 million for this matter. The Bank, in accordance with its normal procedures, has notified its insurance carriers of a possible claim. The Bank is vigorously defending itself in this matter and believes it has valid factual and legal defenses.

On October 3, 2022, Mary Elizabeth Gibbons filed a petition against WSFS Bank, in its individual capacity, in the Circuit Court of St. Louis County for the State of Missouri asserting claims and seeking damages related to an alleged injury that occurred on a property that was allegedly held by the Bank as owner trustee of a RMBS trust. The Plaintiff sought in excess of $25.0 thousand in damages and other equitable relief. On June 6, 2023, the court entered a default judgment against the Bank in the amount of $15.0 million, plus post-judgment interest. On January 3, 2025, the Bank received notice that the plaintiff seeks to domesticate and execute on the Missouri judgment by filing an action in the Philadelphia Court of Common Pleas. Based on the inherent uncertainty of this matter, it is reasonably possible that the Bank may incur a loss in the range of $0.0-$15.0 million. The Bank, in accordance with its normal procedures, notified its insurance carriers of a possible claim. The Bank disputes the judgment, the Bank's connection to the property, and denies liability.
There were no material changes or additions to other significant pending legal or other proceedings involving the Company other than those arising out of routine operations.
25. SUBSEQUENT EVENTS
The Company evaluated subsequent events in accordance with ASC Topic 855 and determined that the following qualifies as a non-recognized subsequent event:

Extinguishment of Debt

On January 30, 2025, the Company notified holders of the $70.0 million of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) acquired from Bryn Mawr Trust that it would be redeeming the outstanding 2027 Notes. The Company anticipates completing the redemption in the first quarter of 2025 at a price of 100% of the outstanding principal amount of the 2027 Notes, plus accrued and unpaid interest through the date of redemption.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2024, the Corporation’s internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s Consolidated Financial Statements as of and for the year ended December 31, 2024 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024, as stated in their reports, which are included herein.

/s/ Rodger Levenson	/s/ David Burg
Rodger Levenson	David Burg
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 28, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
WSFS Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited WSFS Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2025

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings “Corporate Governance—Biographies of Director Nominees,” “Corporate Governance—Other Continuing Directors,” “Executive Compensation—Executive Leadership Team,” “Security Ownership of Certain Beneficial Owners and Management,” "Executive Compensation—Executive Compensation Policies," “Corporate Governance-Committees” and "Board Structure and Roles" in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the Proxy Statement).
We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A copy of the Code of Ethics is posted on our website at www.wsfsbank.com.
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of WSFS' securities by its directors, officers, and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to WSFS. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
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

1
The Consolidated Statements of Financial Condition of WSFS Financial Corporation and subsidiaries as of December 31, 2024 and 2023, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2024, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

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

19	WSFS Financial Corporation Insider Trading Policy, Adopted April 27, 2023.
21	Subsidiaries of Registrant+
23	Consent of KPMG LLP+
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
97
WSFS Financial Corporation Compensation Clawback Policy, Adopted August 2023, incorporated herein by reference to Exhibit 97 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 29, 2024.

101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.INS	XBRL Instance Document **
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date:	February 28, 2025	BY:	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2025	BY:	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Date:	February 28, 2025	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	February 28, 2025	BY:	/s/ Francis B. Brake
Francis B. Brake
Director

Date:	February 28, 2025	BY:	/s/ Karen Dougherty Buchholz
Karen Dougherty Buchholz
Director

Date:	February 28, 2025	BY:	/s/ Diego F. Calderin
Diego F. Calderin
Director

Date:	February 28, 2025	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	February 28, 2025	BY:	/s/ Michael J. Donahue
Michael J. Donahue
Director

Date:	February 28, 2025	BY:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont
Director

Date:	February 28, 2025	BY:	/s/ Nancy J. Foster
Nancy J. Foster
Director

Date:	February 28, 2025	BY:	/s/ Christopher T. Gheysens
Christopher T. Gheysens
Director

Date:	February 28, 2025	BY:	/s/ Lynn B. McKee
Lynn B. McKee
Director

Date:	February 28, 2025	BY:	/s/ David G. Turner
David G. Turner
Director

Date:	February 28, 2025	BY:	/s/ David Burg
David Burg
Executive Vice President and Chief Financial Officer

Date:	February 28, 2025	BY:	/s/ Charles K. Mosher
Charles K. Mosher
Senior Vice President and Chief Accounting Officer