Form 10-Q
period 2025-03-31
WSFS FINANCIAL CORP
filed 2025-05-07
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 56,776,994 shares as of April 30, 2025.

WSFS FINANCIAL CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and exhibits hereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•difficult market conditions and unfavorable economic trends in the United States generally and in financial markets, particularly in the markets in which the Company operates and in which its loans are concentrated, including potential recessionary and other unfavorable conditions and trends related to housing markets, costs of living, unemployment levels, interest rates, supply chain issues, inflation, and economic growth;
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
•changes in market interest rates, which may lead to reduced margin as a result of increased funding costs and/or reduced earning asset yields;
•changes in the credit quality and strength of underlying collateral and the effect of such changes on the market value of the Company’s investment securities portfolio, which could impact market confidence in our operations;
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
•failure of the financial and/or operational controls of the Company’s Cash Connect® and/or Wealth and Trust segments;
•negative perceptions or publicity with respect to the Company generally and, in particular, the Company’s Wealth and Trust business;
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
•regulatory limits on the Company’s ability to receive dividends from its subsidiaries, pay dividends to its stockholders, and repurchase shares of its common stock;
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

The following are registered trademarks of the Company: Bryn Mawr Capital Management®, LLC, Bryn Mawr Trust®, Cash Connect®, NewLane Finance®, Powdermill® Financial Solutions, WSFS Institutional Services®, WSFS Mortgage® and WSFS Wealth® Investments. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share and share data)	2025	2024
Interest income:
Interest and fees on loans and leases	$216,752	$224,703
Interest on mortgage-backed securities	24,745	25,897
Interest and dividends on investment securities:
Taxable	699	700
Tax-exempt	1,487	1,484
Other interest income	7,195	8,838
	250,878	261,622
Interest expense:
Interest on deposits	71,104	72,795
Interest on Federal Home Loan Bank advances	938	308
Interest on senior and subordinated debt	2,074	2,449
Interest on trust preferred borrowings	1,523	1,756
Interest on other borrowings	23	9,036
	75,662	86,344
Net interest income	175,216	175,278
Provision for credit losses	17,350	15,138
Net interest income after provision for credit losses	157,866	160,140
Noninterest income:
Credit/debit card and ATM income	18,743	19,669
Investment management and fiduciary income	39,281	32,928
Deposit service charges	6,753	6,487
Mortgage banking activities, net	1,800	1,647
Loan and lease fee income	1,465	1,523
Bank owned life insurance income	727	1,200
Other income	12,128	12,403
	80,897	75,857
Noninterest expense:
Salaries, benefits and other compensation	82,477	75,806
Occupancy expense	9,893	9,479
Equipment expense	12,728	10,692
Data processing and operations expenses	4,695	3,660
Professional fees	4,698	4,481
Marketing expense	1,695	1,782
FDIC expenses	2,578	3,982
Loan workout and other credit costs	240	1,071
Corporate development expense	59	208
Restructuring expense	260	—
Other operating expense	32,472	37,911
	151,795	149,072
Income before taxes	86,968	86,925
Income tax provision	21,101	21,202
Net income	$65,867	$65,723
Less: Net loss attributable to noncontrolling interest	(29)	(38)
Net income attributable to WSFS	$65,896	$65,761
Earnings per share:
Basic	$1.13	$1.09
Diluted	$1.12	$1.09
Weighted average shares of common stock outstanding:
Basic	58,451,947	60,352,200
Diluted	58,713,452	60,521,951

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income	$65,867	$65,723
Less: Net loss attributable to noncontrolling interest	(29)	(38)
Net income attributable to WSFS	65,896	65,761
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available-for-sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $22,117 and $(12,634), respectively	70,037	(40,007)
Net change in securities held-to-maturity
Amortization of net unrealized losses on available-for-sale securities reclassified to held-to-maturity, net of tax expense of $1,007 and $1,158, respectively	3,188	3,669
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain and prior service cost, net of tax benefit of $19 and $39, respectively	(61)	(124)
Net change in cash flow hedge
Net unrealized gain (loss) arising during the period, net of tax expense (benefit) of $908 and $(2,031), respectively	2,875	(6,433)
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax benefit of $201 and $7, respectively	(636)	(21)
Total other comprehensive income (loss)	75,403	(42,916)
Total comprehensive income	$141,299	$22,845
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	March 31, 2025	December 31, 2024
Assets:
Cash and due from banks	$693,830	$722,722
Cash in non-owned ATMs	322,520	430,320
Interest-bearing deposits in other banks including collateral (restricted cash) of $560 at March 31, 2025 and $1,701 at December 31, 2024	944	1,776
Total cash, cash equivalents, and restricted cash	1,017,294	1,154,818
Investment securities, available-for-sale (amortized cost of $4,163,541 at March 31, 2025 and $4,218,266 at December 31, 2024)	3,548,077	3,510,648
Investment securities, held-to-maturity, net of allowance for credit losses of $6 at March 31, 2025 and $7 at December 31, 2024 (fair value $898,739 at March 31, 2025 and $895,511 at December 31, 2024)	1,006,410	1,015,161
Other investments	17,722	18,184
Loans, held for sale at fair value	52,481	49,699
Loans and leases, net of allowance for credit losses of $187,515 at March 31, 2025 and $195,281 at December 31, 2024	12,922,842	12,996,218
Bank owned life insurance	36,344	36,565
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	20,886	11,805
Other real estate owned	5,204	5,204
Accrued interest receivable	80,418	84,671
Premises and equipment	85,237	86,028
Goodwill and intangible assets	983,882	988,160
Other assets, net of allowance for credit losses of $567 at March 31, 2025 and $– at December 31, 2024	772,153	857,142
Total assets	$20,548,950	$20,814,303
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$4,947,049	$4,987,753
Interest-bearing	11,932,012	12,042,055
Total deposits	16,879,061	17,029,808
FHLB advances	51,040	51,040
Trust preferred borrowings	90,883	90,834
Senior and subordinated debt	148,688	218,631
Other borrowed funds	27,481	23,102
Accrued interest payable	35,947	38,173
Other liabilities	654,641	783,339
Total liabilities	17,887,741	18,234,927
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 76,327,551 at March 31, 2025 and 76,264,211 at December 31, 2024	763	763
Capital in excess of par value	1,999,830	1,996,191
Accumulated other comprehensive loss	(549,474)	(624,877)
Retained earnings	1,928,631	1,871,523
Treasury stock at cost, 18,634,216 shares at March 31, 2025 and 17,607,002 shares at December 31, 2024	(708,136)	(653,848)
Total stockholders’ equity of WSFS	2,671,614	2,589,752
Noncontrolling interest	(10,405)	(10,376)
Total stockholders' equity	2,661,209	2,579,376
Total liabilities and stockholders' equity	$20,548,950	$20,814,303

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2025
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2024	76,264,211	$763	$1,996,191	$(624,877)	$1,871,523	$(653,848)	$2,589,752	$(10,376)	$2,579,376
Net income (loss)	—	—	—	—	65,896	—	65,896	(29)	65,867
Other comprehensive income	—	—	—	75,403	—	—	75,403	—	75,403
Cash dividend, $0.15 per share	—	—	—	—	(8,788)	—	(8,788)	—	(8,788)
Issuance of common stock including proceeds from exercise of common stock options (1)	63,340	—	640	—	—	—	640	—	640
Stock-based compensation expense	—	—	2,999	—	—	—	2,999	—	2,999
Repurchases of common shares (2)	—	—	—	—	—	(54,288)	(54,288)	—	(54,288)
Balance, March 31, 2025	76,327,551	$763	$1,999,830	$(549,474)	$1,928,631	$(708,136)	$2,671,614	$(10,405)	$2,661,209
(1)Issuance of common stock includes 31,492 shares withheld to cover tax liabilities.
(2)Repurchase of common stock includes 1,027,214 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.

	Three Months Ended March 31, 2024
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2023	76,095,094	$761	$1,984,746	$(593,991)	$1,643,657	$(557,537)	$2,477,636	$(7,821)	$2,469,815
Net income (loss)	—	—	—	—	65,761	—	65,761	(38)	65,723
Other comprehensive loss	—	—	—	(42,916)	—	—	(42,916)	—	(42,916)
Cash dividend, $0.15 per share	—	—	—	—	(9,069)	—	(9,069)	—	(9,069)
Issuance of common stock including proceeds from exercise of common stock options (1)	38,502	—	599	—	—	—	599	—	599
Stock-based compensation expense	—	—	2,455	—	—	—	2,455	—	2,455
Repurchases of common shares (2)	—	—	—	—	—	(20,985)	(20,985)	—	(20,985)
Balance, March 31, 2024	76,133,596	$761	$1,987,800	$(636,907)	$1,700,349	$(578,522)	$2,473,481	$(7,859)	$2,465,622
(1)Issuance of common stock includes 9,459 shares withheld to cover tax liabilities.
(2)Repurchase of common stock includes 492,368 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024

Operating activities:
Net income	$65,867	$65,723
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,350	15,138
Depreciation of premises and equipment, net	3,222	4,100
Accretion of fees and discounts, net	(6,604)	(5,380)
Amortization of intangible assets	3,896	3,931
Amortization of right-of-use lease assets	2,479	2,837
Decrease in operating lease liability	(2,551)	(2,627)
Income from mortgage banking activities, net	(1,800)	(1,647)
Loss on sale of other real estate owned and valuation adjustments, net	—	23
Stock-based compensation expense	2,999	2,455
Deferred income tax benefit	10,715	5,239
Decrease (increase) in accrued interest receivable	4,253	(2,331)
Decrease (increase) in other assets	56,272	(16,346)
Origination of loans held for sale	(93,339)	(67,083)
Proceeds from sales of loans held for sale	74,687	60,776
Decrease in value of bank owned life insurance	221	54
Increase in capitalized interest, net	(487)	(332)
Decrease in accrued interest payable	(2,226)	(8,773)
(Decrease) increase in other liabilities	(126,208)	57,109
Net cash provided by operating activities	$8,746	$112,866
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	12,502	13,084
Purchases of investment securities available-for-sale	(36,065)	(17,231)
Repayments, maturities and calls of investment securities available-for-sale	90,006	76,084
Net decrease (increase) in loans	77,615	(117,639)
Purchase of loans held-for-investment	—	(92,358)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(117,999)	(6,168)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	108,918	6,040
Sales of other real estate owned	—	359
Investment in premises and equipment	(2,431)	(4,233)
Net cash provided by (used in) investing activities	$132,546	$(142,062)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Financing activities:
Net decrease in demand and saving deposits	$(115,520)	$(351,025)
(Decrease) increase in time deposits	(30,860)	110,523
Decrease in brokered deposits	—	(51,676)
Receipts from FHLB advances	2,950,000	1,950,000
Repayments of FHLB advances	(2,950,000)	(1,950,000)
Receipts from Bank Term Funding Program	—	235,000
Cash dividend	(8,788)	(9,069)
Issuance of common stock including proceeds from exercise of common stock options	640	599
Redemption of senior and subordinated debt	(70,000)	—
Repurchases of common shares	(54,288)	(20,985)
Net cash used in financing activities	$(278,816)	$(86,633)
Decrease in cash, cash equivalents, and restricted cash	(137,524)	(115,829)
Cash, cash equivalents, and restricted cash at beginning of period	1,154,818	1,092,900
Cash, cash equivalents, and restricted cash at end of period	$1,017,294	$977,071
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$77,887	$95,118
Income taxes(1)	14,135	2,289
Non-cash information:
Loans transferred to portfolio from held-for-sale at fair value	16,677	9,252
Available-for-sale securities purchased, not settled	—	1,236
(1)Includes $11.4 million related to the purchase of renewable energy tax credits for the three months ended March 31, 2025.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company), and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). As of March 31, 2025, the other subsidiaries of WSFS include The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management®, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). The Company provides residential and commercial mortgage, commercial and consumer lending services, as well as consumer deposit and treasury management services. The Company's core banking business is commercial lending funded primarily by client-generated deposits. The Company also originates small business leases and provides commercial financing to businesses nationwide, primarily through NewLane Finance®. In addition, the Company offers a variety of wealth management and trust services to individuals, institutions and corporations. The Company provides ATM vault cash, smart safe and cash logistics services in the United States through our Cash Connect® business. The Federal Deposit Insurance Corporation (FDIC) insures the Company's clients’ deposits to their legal maximums. The Company serves its clients primarily from 115 offices located in Pennsylvania (58), Delaware (39), New Jersey (14), Florida (2),  Nevada (1) and Virginia (1), its ATM network, website at www.wsfsbank.com and mobile app. Information on the website is not incorporated by reference into this Quarterly Report on Form 10-Q.
Basis of Presentation
In preparing the unaudited Consolidated Financial Statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Amounts subject to significant estimates include the allowance for credit losses (including loans and leases held for investment, investment securities available-for-sale and held-to-maturity, accounts receivable for fee businesses), loans held for sale, lending-related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and income taxes. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets, the establishment of additional allowance and lending-related commitment reserves, changes in the fair value of financial instruments, as well as increased post-retirement benefits and income tax expense.
The Company's accounting and reporting policies conform to Generally Accepted Accounting Principles in the U.S. (GAAP), prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2025. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Annual Report on Form 10-K) that was filed with the SEC on February 28, 2025 and is available at www.sec.gov or on the website at www.wsfsbank.com. All significant intercompany accounts and transactions were eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2024 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at March 31, 2025.
RECENT ACCOUNTING PRONOUNCEMENTS
There were no applicable material accounting pronouncements adopted by the Company since December 31, 2024.
Accounting Guidance Pending Adoption as of March 31, 2025
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09): In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.
ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03): In November 2024, the FASB issued ASU 2024-03, which requires entities to disclose disaggregated information about certain income statement expense line items in the notes to their financial statements on an annual and interim basis. Subsequently, in January 2025, the FASB issued ASU 2025-01— Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, making ASU 2024-03 effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Bailment fees	$14,175	$14,964
Interchange fees	3,747	3,753
Other card and ATM fees	821	952
Total credit/debit card and ATM income	$18,743	$19,669
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Trust fees	$28,069	$21,861
Wealth management and advisory fees	11,212	11,067
Total investment management and fiduciary income	$39,281	$32,928
Investment management and fiduciary income is composed of trust fees and wealth management and advisory fees. Trust fees are based on revenue earned from custody, escrow, trustee and trustee related services on structured finance transactions; indenture trustee, administrative agent, paying agent and collateral agent services to individuals, institutions and corporations; commercial domicile and independent director services; and investment and trustee services to families and individuals. Most fees are flat fees, except for a portion of personal and corporate trustee fees where the Company earns a percentage on the assets under management or assets held within a trust. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for services provided.
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Service fees	$4,606	$4,362
Return and overdraft fees	1,838	1,800
Other deposit service fees	309	325
Total deposit service charges	$6,753	$6,487
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
Other income
The following table presents the components of other income:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Managed service fees	$4,767	$5,586
Currency preparation	1,785	1,675
ATM loss protection	646	859
Capital markets revenue	1,678	3,001
Miscellaneous products and services	3,252	1,282
Total other income	$12,128	$12,403
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

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2025	2024
Numerator:
Net income attributable to WSFS	$65,896	$65,761
Denominator:
Weighted average basic shares	58,452	60,352
Dilutive potential common shares	261	170
Weighted average fully diluted shares	58,713	60,522
Earnings per share:
Basic	$1.13	$1.09
Diluted	$1.12	$1.09
Outstanding common stock equivalents having no dilutive effect	1	—
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

	March 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligations (CMO)	$515,541	$312	$86,970	$—	$428,883
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,265,466	918	476,980	—	2,789,404
Freddie Mac (FHLMC) MBS	116,803	—	10,793	—	106,010
Ginnie Mae (GNMA) MBS	43,505	17	3,138	—	40,384
Government-sponsored enterprises (GSE) agency notes	222,226	—	38,830	—	183,396
	$4,163,541	$1,247	$616,711	$—	$3,548,077
Held-to-Maturity Debt Securities(1)
FNMA MBS	$822,843	$—	$103,107	$—	$719,736
State and political subdivisions	183,573	57	4,621	6	179,003
	$1,006,416	$57	$107,728	$6	$898,739
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $96.3 million at March 31, 2025, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
CMO	$526,796	$113	$95,967	$—	$430,942
FNMA MBS	3,305,418	172	550,011	—	2,755,579
FHLMC MBS	118,605	—	13,091	—	105,514
GNMA MBS	44,578	—	3,902	—	40,676
GSE agency notes	222,869	—	44,932	—	177,937
	$4,218,266	$285	$707,903	$—	$3,510,648
Held-to-Maturity Debt Securities(1)
FNMA MBS	$831,325	$—	$116,600	$—	$714,725
State and political subdivisions	183,843	247	3,297	7	180,786
	$1,015,168	$247	$119,897	$7	$895,511

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
The scheduled maturities of available-for-sale debt securities at March 31, 2025 and December 31, 2024 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2025 (1)
Within one year	$22,228	$22,002
After one year but within five years	153,880	147,169
After five years but within ten years	487,339	420,873
After ten years	3,500,094	2,958,033
	$4,163,541	$3,548,077
December 31, 2024 (1)
Within one year	$16,833	$16,698
After one year but within five years	147,157	138,870
After five years but within ten years	487,921	409,908
After ten years	3,566,355	2,945,172
	$4,218,266	$3,510,648
(1)Actual maturities could differ from contractual maturities.
As of March 31, 2025, the Company’s available-for-sale investment securities consisted of 994 securities, 958 of which were in an unrealized loss position.
As of March 31, 2025, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The scheduled maturities of held-to-maturity debt securities at March 31, 2025 and December 31, 2024 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2025 (1)
Within one year	$—	$—
After one year but within five years	18,001	17,769
After five years but within ten years	59,649	58,101
After ten years	928,766	822,869
	$1,006,416	$898,739
December 31, 2024 (1)
Within one year	$—	$—
After one year but within five years	16,727	16,444
After five years but within ten years	51,671	50,451
After ten years	946,770	828,616
	$1,015,168	$895,511
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 6.1 years at March 31, 2025.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local governments.
Investment securities with fair market values aggregating $3.2 billion and $3.3 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of March 31, 2025 and December 31, 2024.
During the three months ended March 31, 2025 and 2024, the Company had no sales of debt securities categorized as available-for-sale.
As of March 31, 2025 and December 31, 2024, the Company's debt securities portfolio had remaining unamortized premiums of $46.1 million and $48.1 million, respectively, and unaccreted discounts of $17.0 million and $17.6 million, respectively.
For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at March 31, 2025.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$—	$—	$418,473	$86,970	$418,473	$86,970
FNMA MBS	19,727	237	2,690,619	476,743	2,710,346	476,980
FHLMC MBS	—	—	106,004	10,793	106,004	10,793
GNMA MBS	1,618	6	36,518	3,132	38,136	3,138
GSE agency notes	—	—	183,396	38,830	183,396	38,830
	$21,345	$243	$3,435,010	$616,468	$3,456,355	$616,711

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
The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of March 31, 2025.
At March 31, 2025 and December 31, 2024, held-to-maturity debt securities had an amortized cost basis of $1.0 billion. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its non-government and non-agency securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of March 31, 2025, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$183,573
Not rated	822,843	—
Ending balance	$822,843	$183,573
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2024, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$183,843
Not rated	831,325	—
Ending balance	$831,325	$183,843

The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS debt securities for the three months ended March 31, 2025 and 2024. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(Dollars in thousands)	2025	2024
Allowance for credit losses:
Beginning balance	$7	$8
Release of credit losses	(1)	—
Ending balance	$6	$8
Accrued interest receivable of $3.1 million and $3.6 million as of March 31, 2025 and December 31, 2024, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of March 31, 2025 and December 31, 2024.
Equity Investments
The Company had equity investments of $17.7 million and $18.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company did not recognize any gains or losses related to our equity investments for the three months ended March 31, 2025 and 2024.

6. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$2,665,400	$2,656,174
Owner-occupied commercial	1,954,528	1,973,645
Commercial mortgages	3,982,073	4,030,627
Construction	868,668	832,093
Commercial small business leases	636,460	647,516
Residential(1)	970,687	965,051
Consumer(2)	2,032,541	2,086,393
	13,110,357	13,191,499
Less:
Allowance for credit losses	187,515	195,281
Net loans and leases	$12,922,842	$12,996,218
(1) Includes reverse mortgages at fair value of $4.1 million at March 31, 2025 and $3.6 million at December 31, 2024.
(2) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $65.8 million and $67.5 million at March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of the total allowance for credit losses for the three months ended March 31, 2025 and 2024:

(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Three months ended March 31, 2025
Allowance for credit losses
Beginning balance	$195,281	$7	$—	$195,288
Charge-offs	(27,101)	—	—	(27,101)
Recoveries	2,551	—	—	2,551
Provision (release)	16,784	(1)	567	17,350
Ending balance	$187,515	$6	$567	$188,088

(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Three months ended March 31, 2024
Allowance for credit losses
Beginning balance	$186,126	$8	$—	$186,134
Charge-offs	(11,859)	—	—	(11,859)
Recoveries	3,224	—	—	3,224
Provision	15,138	—	—	15,138
Ending balance	$192,629	$8	$—	$192,637
(1)See Note 5 for further detail on the HTM securities allowance.
Allowance for Credit Losses Related to Loans and Leases
The following tables provide the activity of allowance for credit losses and loan balances for our loan and lease portfolio for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025, the decrease was primarily due to the charge-off of a specific reserve on a commercial and industrial loan and continued runoff of the Upstart portfolio within consumer loans.

(Dollars in thousands)	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended March 31, 2025
Allowance for credit losses
Beginning balance	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
Charge-offs	(19,871)	—	—	—	(2,967)	—	(4,263)	(27,101)
Recoveries	579	7	525	—	619	47	774	2,551
Provision (release)	12,897	(736)	305	506	3,492	84	236	16,784
Ending balance	$50,736	$8,410	$49,792	$9,691	$17,109	$5,697	$46,080	$187,515
Period-end allowance allocated to:
Loans evaluated on an individual basis	$—	$—	$—	$—	$—	$—	$—	$—
Loans evaluated on a collective basis	50,736	8,410	49,792	9,691	17,109	5,697	46,080	187,515
Ending balance	$50,736	$8,410	$49,792	$9,691	$17,109	$5,697	$46,080	$187,515
Period-end loan balances:
Loans evaluated on an individual basis	$44,449	$6,273	$29,407	$23,180	$—	$8,105	$3,368	$114,782
Loans evaluated on a collective basis	2,620,951	1,948,255	3,952,666	845,488	636,460	958,466	2,029,173	12,991,459
Ending balance	$2,665,400	$1,954,528	$3,982,073	$868,668	$636,460	$966,571	$2,032,541	$13,106,241
(1)Period-end loan balance excludes reverse mortgages at fair value of $4.1 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner - occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended March 31, 2024
Allowance for credit losses
Beginning balance	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
Charge-offs	(476)	—	(25)	—	(4,852)	(50)	(6,456)	(11,859)
Recoveries	1,766	201	2	—	591	89	575	3,224
Provision (release)	5,218	(351)	765	197	4,550	(115)	4,874	15,138
Ending balance	$55,902	$10,569	$36,797	$10,959	$15,459	$5,407	$57,536	$192,629
Period-end allowance allocated to:
Loans evaluated on an individual basis	$6,814	$—	$—	$—	$—	$—	$—	$6,814
Loans evaluated on a collective basis	49,088	10,569	36,797	10,959	15,459	5,407	57,536	185,815
Ending balance	$55,902	$10,569	$36,797	$10,959	$15,459	$5,407	$57,536	$192,629
Period-end loan balances:
Loans evaluated on an individual basis	$27,229	$5,866	$21,536	$3,962	$—	$8,311	$2,664	$69,568
Loans evaluated on a collective basis	2,564,632	1,877,010	3,855,320	1,052,387	633,803	864,354	2,063,207	12,910,713
Ending balance	$2,591,861	$1,882,876	$3,876,856	$1,056,349	$633,803	$872,665	$2,065,871	$12,980,281
(1)Period-end loan balance excludes reverse mortgages at fair value of $2.5 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	March 31, 2025
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$8,683	$466	$9,149	$2,611,666	$44,585	$—	$2,665,400
Owner-occupied commercial	9,672	—	9,672	1,938,753	6,103	—	1,954,528
Commercial mortgages	4,445	—	4,445	3,948,221	29,407	—	3,982,073
Construction	—	—	—	845,488	23,180	—	868,668
Commercial small business leases	10,290	—	10,290	626,170	—	—	636,460
Residential(1)	3,322	271	3,593	958,049	4,929	—	966,571
Consumer(2)	14,885	11,129	26,014	2,003,056	3,471	—	2,032,541
Total	$51,297	$11,866	$63,163	$12,931,403	$111,675	$—	$13,106,241
% of Total Loans	0.39%	0.09%	0.48%	98.67%	0.85%	—%	100%
(1)Residential accruing current balances excludes reverse mortgages at fair value of $4.1 million.
(2)Includes $19.8 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

	December 31, 2024
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$1,482	$488	$1,970	$2,592,395	$43,206	$18,603	$2,656,174
Owner-occupied commercial	706	196	902	1,968,033	4,710	—	1,973,645
Commercial mortgages	2,621	562	3,183	4,005,221	22,223	—	4,030,627
Construction	—	—	—	806,493	25,600	—	832,093
Commercial small business leases	8,409	566	8,975	638,541	—	—	647,516
Residential(1)	4,262	15	4,277	952,138	5,011	—	961,426
Consumer(2)	18,086	7,375	25,461	2,058,104	2,828	—	2,086,393
Total	$35,566	$9,202	$44,768	$13,020,925	$103,578	$18,603	$13,187,874
% of Total Loans	0.27%	0.07%	0.34%	98.73%	0.79%	0.14%	100%
(1)Residential accruing current balances excludes reverse mortgages, at fair value of $3.6 million.
(2)Includes $15.6 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial	$40,542	$4,044	$41,105	$20,704
Owner-occupied commercial	6,103	—	4,710	—
Commercial mortgages	29,407	—	22,223	—
Construction	23,180	—	25,600	—
Residential(1)	4,929	—	5,011	—
Consumer(2)	3,441	29	2,828	—
Total	$107,602	$4,073	$101,477	$20,704
(1)Excludes reverse mortgages at fair value.
(2)Includes home equity lines of credit.
As of March 31, 2025, there were 34 residential loans and 17 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $7.5 million and $10.9 million, respectively. As of December 31, 2024, there were 31 residential loans and 15 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $5.6 million and $6.6 million, respectively. Loan workout and other real estate owned (OREO) expenses (recoveries) were $0.7 million during the three months ended March 31, 2025 and $(0.4) million during three months ended March 31, 2024. Loan workout and OREO expenses are included in Loan workout and other credit costs on the unaudited Consolidated Statements of Income.

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of March 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year(1)
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial:
Risk Rating
Pass	$105,711	$705,411	$462,128	$346,615	$113,588	$419,168	$8,431	$261,673	$2,422,725
Special mention	2,752	13,208	3,122	3,997	—	8,310	—	668	32,057
Substandard or Lower	2,072	68,352	28,036	18,962	3,324	51,287	42	38,543	210,618
	$110,535	$786,971	$493,286	$369,574	$116,912	$478,765	$8,473	$300,884	$2,665,400
Current-period gross writeoffs	$—	$5,390	$628	$—	$12,734	$1,119	$—	$—	$19,871
Owner-occupied commercial:
Risk Rating
Pass	$59,864	$280,025	$276,457	$210,332	$216,814	$545,724	$—	$237,466	$1,826,682
Special mention	—	—	436	4,274	—	26,323	—	—	31,033
Substandard or Lower	—	4,650	8,962	17,512	9,051	41,686	—	14,952	96,813
	$59,864	$284,675	$285,855	$232,118	$225,865	$613,733	$—	$252,418	$1,954,528
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgages:
Risk Rating
Pass	$143,521	$468,767	$634,851	$393,970	$377,583	$1,166,205	$—	$568,376	$3,753,273
Special mention	19,694	15,888	—	—	1,291	25,746	—	37,325	99,944
Substandard or Lower	—	38,384	23,965	15,675	1,007	39,163	—	10,662	128,856
	$163,215	$523,039	$658,816	$409,645	$379,881	$1,231,114	$—	$616,363	$3,982,073
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction:
Risk Rating
Pass	$92,719	$303,633	$236,950	$92,385	$3,853	$3,041	$—	$81,840	$814,421
Special mention	—	—	—	9,389	—	—	—	—	9,389
Substandard or Lower	2	20,914	—	20,559	762	—	—	2,621	44,858
	$92,721	$324,547	$236,950	$122,333	$4,615	$3,041	$—	$84,461	$868,668
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial small business leases:
Risk Rating
Performing	$49,104	$233,470	$172,277	$107,404	$47,302	$26,903	$—	$—	$636,460
Nonperforming	—	—	—	—	—	—	—	—	—
	$49,104	$233,470	$172,277	$107,404	$47,302	$26,903	$—	$—	$636,460
Current-period gross writeoffs	$—	$372	$1,109	$934	$480	$72	$—	$—	$2,967
Residential(2):
Risk Rating
Performing	$22,371	$172,885	$170,290	$62,157	$91,595	$439,009	$—	$—	$958,307
Nonperforming	—	—	118	358	3,463	4,325	—	—	8,264
	$22,371	$172,885	$170,408	$62,515	$95,058	$443,334	$—	$—	$966,571
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer(3):
Risk Rating
Performing	$12,138	$267,453	$327,803	$421,777	$109,679	$303,041	$580,268	$7,013	$2,029,172
Nonperforming	—	—	249	139	85	140	2,475	281	3,369
	$12,138	$267,453	$328,052	$421,916	$109,764	$303,181	$582,743	$7,294	$2,032,541
Current-period gross writeoffs	$372	$268	$899	$1,869	$581	$274	$—	$—	$4,263
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
The following tables show the period-end amortized cost basis of troubled loans modified during the three months ended March 31, 2025 and 2024, disaggregated by portfolio segment and type of modification granted:

	Three Months Ended March 31, 2025
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Total	% of Total Loan Category
Commercial and industrial	$718	$71	$—	$789	0.03%
Owner-occupied commercial	6,915	911	—	7,826	0.40%
Commercial mortgages	42,784	—	6,569	49,353	1.24%
Construction	20,559	—	—	20,559	2.37%
Consumer(1)	147	703	1,072	1,922	0.09%
Total	$71,123	$1,685	$7,641	$80,449	0.61%
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	Three months ended March 31, 2024
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Total	% of Total Loan Category
Commercial and industrial	$31,865	$349	$820	$33,034	1.27%
Construction	1,910	—	—	1,910	0.18%
Consumer(1)	325	702	1,932	2,959	0.14%
Total	$34,100	$1,051	$2,752	$37,903	0.29%
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.
The following table describes the financial effect of the modifications made to troubled loans during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Term Extension(1)	More-Than-Insignificant Payment Delay(2)
Commercial and industrial	0.92	—%
Owner-occupied commercial	0.26	0.01
Commercial mortgages	0.61	0.05
Construction	0.75	—
Consumer	0.48	0.01

	Three Months Ended March 31, 2024
	Term Extension(1)	More-Than-Insignificant Payment Delay(2)
Commercial and industrial	1.24	0.01%
Construction	1.00	—
Consumer	0.47	0.02
(1)Represents the weighted-average increase in the life of modified loans measured in years, which reduces monthly payment amounts for borrowers.
(2)Represents the percentage of loans deferred over the total loan portfolio excluding reverse mortgages at fair value.

As of March 31, 2025 and December 31, 2024, the Company had commitments to extend credit of $17.9 million and $18.6 million, respectively, to borrowers experiencing financial difficulty whose terms had been modified.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
The following tables show the amortized cost of loans that received a modification that had a payment default during the three months ended March 31, 2025 and 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

	Three Months Ended March 31, 2025
	Term Extension	Total
Commercial mortgages	5,435	5,435
Total	$5,435	$5,435

	Three Months Ended March 31, 2024
	Term Extension	More-Than-Insignificant Payment Delay	Total
Commercial and industrial	$8,694	$199	$8,893
Total	$8,694	$199	$8,893

The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the last 12 months as of March 31, 2025 and 2024:

	March 31, 2025
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$—	$—	$32,702	$30,409	$63,111
Owner-occupied commercial	1,931	—	4,856	1,039	7,826
Commercial mortgages	—	—	38,859	26,760	65,619
Construction	—	—	20,469	20,559	41,028
Residential	—	—	—	141	141
Consumer(1)	551	287	5,364	195	6,397
Total	$2,482	$287	$102,250	$79,103	$184,122
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	March 31, 2024
	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$—	$—	$58,771	$24,133	$82,904
Owner-occupied commercial	—	—	—	65	65
Commercial mortgages	—	—	9,345	—	9,345
Construction	—	—	17,331	—	17,331
Residential	—	—	44	167	211
Consumer(1)	1,096	258	7,646	387	9,387
Total	$1,096	$258	$93,137	$24,752	$119,243
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

Allowance for Credit Losses Related to Other Accounts Receivable
The Company determines the allowance for other accounts receivable (e.g. fee-related receivables) considering historical loss information and other available indicators. In certain cases where there are no historical, current, or forecast indicators of an expected credit loss, we may estimate the reserve to be close to zero. The allowance for credit losses related to other accounts receivable was $0.6 million as of March 31, 2025 and we had no allowance as of December 31, 2024.
8. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.
Lessee
The Company's ongoing leases have remaining lease terms of less than one year to 20 years, which includes renewal options that are reasonably expected to be exercised at its discretion. The Company's lease terms to calculate the lease liability and right-of-use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right-of-use asset is included in Other liabilities and Other assets, respectively, in the unaudited Consolidated Statements of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the unaudited Consolidated Statements of Financial Condition. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the unaudited Consolidated Statements of Income. The Company accounts for lease components separately from nonlease components. The Company subleases certain real estate to third parties.
The components of operating lease cost were as follows:

	Three months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Operating lease cost (1)	$4,417	$3,972
Sublease income	(25)	(32)
Net lease cost	$4,392	$3,940
(1)Includes variable lease cost and short-term lease cost.
Supplemental information related to operating leases was as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Right-of-use assets	$131,439	$131,126
Lease liabilities	$152,604	$152,364

Lease term and discount rate
Weighted average remaining lease term (in years)	12.37	12.62
Weighted average discount rate	5.29%	5.28%
Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	March 31, 2025
Remaining in 2025	$13,971
2025	17,998
2026	16,983
2027	16,862
2028	16,456
After 2028	128,114
Total lease payments	210,384
Less: Interest	(57,780)
Present value of lease liabilities	$152,604

Supplemental cash flow information related to operating leases was as follows:

	Three months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,713	$4,721
As of March 31, 2025, the Corporation had not entered into any material leases that have not yet commenced.
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
The components of direct finance lease income are summarized in the table below:

	Three months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Direct financing leases:
Interest income on lease receivable	$16,212	$14,800
Interest income on deferred fees and costs, net	(2,253)	(1,792)
Total direct financing lease net interest income	$13,959	$13,008
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Lease receivables	$735,979	$749,968
Unearned income	(119,545)	(122,846)
Deferred fees and costs	20,026	20,394
Net investment in direct financing leases	$636,460	$647,516

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1, or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the three months ended March 31, 2025, management determined based on its qualitative assessment that the fair values of our reporting units exceeded their carrying values, and no goodwill impairment existed.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth and Trust	Consolidated Company
December 31, 2024	$753,586	$132,312	$885,898
Goodwill adjustments	—	—	—
March 31, 2025	$753,586	$132,312	$885,898
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
March 31, 2025
Core deposits	$104,751	$(63,538)	$41,213	10 years
Client relationships	73,880	(24,946)	48,934	7-15 years
Loan servicing rights(1)	11,137	(6,200)	4,937	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$192,668	$(94,684)	$97,984
December 31, 2024
Core deposits	$104,751	$(60,999)	$43,752	10 years
Client relationships	73,880	(23,588)	50,292	7-15 years
Loan servicing rights(2)	11,220	(5,901)	5,319	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$192,751	$(90,488)	$102,263
(1)Includes impairment losses of less than $0.1 million for the three months ended March 31, 2025.
(2)Includes reversal of impairment losses of $0.6 million for the year ended December 31, 2024.
The Company recognized amortization expense on intangible assets of $3.9 million for the three months ended March 31, 2025 and March 31, 2024.
The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	March 31, 2025
Remaining in 2025	$12,424
2026	15,889
2027	15,400
2028	14,559
2029	7,069
Thereafter	29,743
Total	$95,084

Servicing Assets
The Company records servicing rights on Small Business Administration (SBA) loans and mortgage servicing rights on its mortgage loan servicing portfolio. This includes loans that it acquires or originates as well as loans that it services for others. SBA loan servicing rights and Mortgage servicing rights are included in Goodwill and intangible assets in the accompanying unaudited Consolidated Statements of Financial Condition. Mortgage loans which the Company services for others are not included in Loans and leases, net of allowance in the accompanying unaudited Consolidated Statements of Financial Condition. Servicing rights represent the present value of the future net servicing fees from servicing mortgage loans the Company acquires or originates, or that it services for others.
The value of the Company's SBA loan servicing rights was $3.7 million and $4.0 million at March 31, 2025 and December 31, 2024, respectively, and the value of its mortgage servicing rights was $1.2 million and $1.3 million at March 31, 2025 and December 31, 2024, respectively. Changes in the value of the Company's servicing rights resulted in impairment losses of less than $0.1 million for the three months ended March 31, 2025 and impairment losses of $0.1 million for the three months ended March 31, 2024. Revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the unaudited Consolidated Statements of Income, and revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the unaudited Consolidated Statements of Income.
Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of March 31, 2025 or December 31, 2024. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.
10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Noninterest-bearing:
Noninterest demand	$4,947,049	$4,987,753
Total noninterest-bearing	$4,947,049	$4,987,753

Interest-bearing:
Interest-bearing demand	$2,881,687	$2,973,431
Savings	1,463,144	1,466,289
Money market	5,487,304	5,471,611
Client time deposits	2,099,877	2,130,724
Total interest-bearing	11,932,012	12,042,055
Total deposits	$16,879,061	$17,029,808

11. INCOME TAXES
There were no unrecognized tax benefits as of March 31, 2025. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2021 through 2024 tax years are subject to examination as of March 31, 2025. The Company does not expect to record or realize any material unrecognized tax benefits during 2025.
The amortization of the low-income housing credit investments has been reflected as income tax expense of $2.2 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.
The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the three months ended March 31, 2025 were $1.9 million, $2.2 million, and $0.6 million, respectively. The carrying value of the investment in affordable housing credits is $92.1 million at March 31, 2025, compared to $94.3 million at December 31, 2024 and is included in the Other assets line item on the unaudited Consolidated Statements of Financial Condition.
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

The following tables present financial instruments carried at fair value as of March 31, 2025 and December 31, 2024 by level in the valuation hierarchy (as described above):

	March 31, 2025
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$428,883	$—	$428,883
FNMA MBS	—	2,789,404	—	2,789,404
FHLMC MBS	—	106,010	—	106,010
GNMA MBS	—	40,384	—	40,384
GSE agency notes	—	183,396	—	183,396
Other assets	—	149,748	33	149,781
Total assets measured at fair value on a recurring basis	$—	$3,697,825	$33	$3,697,858

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$132,509	$4,613	$137,122

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$15,489	$15,489
Other real estate owned	—	—	5,204	5,204
Loans held for sale	—	52,481	—	52,481
Total assets measured at fair value on a nonrecurring basis	$—	$52,481	$20,693	$73,174

	December 31, 2024
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$430,942	$—	$430,942
FNMA MBS	—	2,755,579	—	2,755,579
FHLMC MBS	—	105,514	—	105,514
GNMA MBS	—	40,676	—	40,676
GSE agency notes	—	177,937	—	177,937
Other assets	—	170,464	25	170,489
Total assets measured at fair value on a recurring basis	$—	$3,681,112	$25	$3,681,137

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$155,242	$5,270	$160,512

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$15,516	$15,516
Other real estate owned	—	—	5,204	5,204
Loans held for sale	—	49,699	—	49,699
Total assets measured at fair value on a nonrecurring basis	$—	$49,699	$20,720	$70,419

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
Investment securities
Investment securities include debt securities classified as held-to-maturity or available-for-sale. Fair value is estimated using quoted prices for similar securities, which the Company obtains from a third-party vendor. The Company uses one of the largest providers of securities pricing to the industry and management periodically assesses the inputs used by this vendor to price the various types of securities owned by the Company to validate the vendor’s methodology as described above in available-for-sale securities.
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $5.2 million at March 31, 2025 and $5.5 million at December 31, 2024, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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
Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following tables provide a description of the valuation techniques and significant unobservable inputs for the Company's financial instruments classified as Level 3 as of March 31, 2025 and December 31, 2024:

(Dollars in thousands)	March 31, 2025
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$15,489	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	5,204	Fair market value of collateral	Costs to sell	5.0%-10.0% (6.1%)
Other assets (Risk participation agreements purchased)	33	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (191 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	104	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (207 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	4,509	Discounted cash flow	Timing of Visa litigation resolution	2.25 years or 2Q 2027

(Dollars in thousands)	December 31, 2024
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$15,516	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	5,204	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	25	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (192 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	90	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (207 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	5,180	Discounted cash flow	Timing of Visa litigation resolution	2.50 years or 2Q 2027

The book value and estimated fair value of the Company's financial instruments are as follows:

		March 31, 2025		December 31, 2024
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$1,017,294	$1,017,294	$1,154,818	$1,154,818
Investment securities available-for-sale	Level 2	3,548,077	3,548,077	3,510,648	3,510,648
Investment securities held-to-maturity, net	Level 2	1,006,410	898,739	1,015,161	895,511
Other investments	Level 3	17,722	17,722	18,184	18,184
Loans, held for sale	Level 2	52,481	52,481	49,699	49,699
Loans and leases, net(1)	Level 3	12,922,842	12,963,268	12,996,218	13,100,492
Stock in FHLB of Pittsburgh	Level 2	20,886	20,886	11,805	11,805
Accrued interest receivable	Level 2	80,418	80,418	84,671	84,671
Other assets	Levels 2, 3	149,781	149,781	170,489	170,489
Financial liabilities:
Deposits	Level 2	$16,879,061	$16,866,426	$17,029,808	$17,016,839
Borrowed funds	Level 2	318,092	320,680	383,607	379,154
Standby letters of credit	Level 3	699	699	776	776
Accrued interest payable	Level 2	35,947	35,947	38,173	38,173
Other liabilities	Levels 2, 3	137,122	137,122	160,512	160,512
 (1) Includes reverse mortgage loans.
At March 31, 2025 and December 31, 2024 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of March 31, 2025.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate options	18	$1,500,000	Other assets	$16,326
Total		$1,500,000		$16,326
Derivatives not designated as hedging instruments:
Interest rate swaps and options		$2,955,827	Other assets	$131,678
Interest rate swaps and options		2,955,827	Other liabilities	(131,680)
Interest rate lock commitments with clients		70,720	Other assets	1,067
Interest rate lock commitments with clients		1,669	Other liabilities	(4)
Forward sale commitments		5,141	Other assets	15
Forward sale commitments		67,817	Other liabilities	(261)
FX forwards		28,922	Other assets	662
FX forwards		18,811	Other liabilities	(564)
Risk participation agreements sold		110,493	Other liabilities	(104)
Risk participation agreements purchased		99,941	Other assets	33
Financial derivatives related to sales of certain Visa Class B shares		53,806	Other liabilities	(4,509)
Total derivatives		$7,868,974		$12,659

The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of December 31, 2024.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate options	18	$1,500,000	Other assets	$14,265
Total		$1,500,000		$14,265
Derivatives not designated as hedging instruments:
Interest rate swaps and options		$2,942,675	Other assets	$153,980
Interest rate swaps and options		2,942,675	Other liabilities	(153,980)
Interest rate lock commitments with clients		41,238	Other assets	612
Interest rate lock commitments with customers		3,658	Other liabilities	(18)
Forward sale commitments		28,927	Other assets	200
Forward sale commitments		27,071	Other liabilities	(39)
FX forwards		26,716	Other assets	1,407
FX forwards		25,924	Other liabilities	(1,205)
Risk participation agreements sold		110,948	Other liabilities	(90)
Risk participation agreements purchased		97,201	Other assets	25
Financial derivatives related to sales of certain Visa Class B shares		55,358	Other liabilities	(5,180)
Total derivatives		$7,802,391		$9,977
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three months ended March 31, 2025 and March 31, 2024.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2025	2024
Interest rate options	$2,875	$(6,433)	Interest income
Total	$2,875	$(6,433)

	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2025	2024
Interest rate swaps and options	$1,380	$2,435	Other income
Interest rate lock commitments with clients	415	252	Mortgage banking activities, net
Forward sale commitments	(368)	114	Mortgage banking activities, net
FX forwards	38	159	Other income
Risk participation agreements	(433)	(34)	Other income
Total	$1,032	$2,926

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
As of March 31, 2025, the Company had 18 interest rate floors purchased at an aggregate premium of $29.7 million with an aggregate notional amount of $1.5 billion to hedge variable cash flows associated with a variable rate loan pool through the third quarter of 2027. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of March 31, 2025, the Company determined the cash flow hedges remain highly effective. During the three months ended March 31, 2025, $1.7 million of amortization expense on the premium was reclassified into interest income compared to $0.8 million during the three months ended March 31, 2024. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
Derivatives Not Designated as Hedging Instruments:
Client Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps, options, and other hedging contracts (collectively, "swaps") with commercial loan clients and other qualified client counterparties wishing to manage interest rate risk exposures. The Company then enters into offsetting hedging agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the clients and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of March 31, 2025, there were no fair value adjustments related to credit quality.
Derivative Financial Instruments from Mortgage Banking Activities
Derivative financial instruments related to mortgage banking activities are recorded at fair value and are not designated as accounting hedges. This includes commitments to originate certain fixed-rate residential mortgage loans to clients, also referred to as interest rate lock commitments. The Company may also enter into forward sale commitments to sell loans to investors at a fixed price at a future date and trade asset-backed securities to mitigate interest rate risk.
Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with clients to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the client agreements. The FX forwards with both the clients and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of March 31, 2025, there were no fair value adjustments related to credit quality.

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
At March 31, 2025 and December 31, 2024, there were 145 and 154 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's clients, respectively. The initial notional aggregate amount was approximately $0.6 billion at March 31, 2025 and December 31, 2024. At March 31, 2025, the swap transactions remaining maturities ranged from under 1 year to 11 years. At March 31, 2025, none of these client swaps were in a paying position to third parties, with our swap guarantees having a fair value of $5.2 million. At December 31, 2024, none of these client swaps were in a paying position to third parties, with the Company's swap guarantees having a fair value of $5.5 million. For both periods, none of the Company's clients were in default of the swap agreements.
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
The Company had $0.6 million of derivatives with credit-risk-related contingent features in a net liability position as of March 31, 2025 and none at December 31, 2024. The Company was not required to post collateral on these derivatives as of March 31, 2025 and December 31, 2024.
If the Company had breached any of these provisions at March 31, 2025, it could have been required to settle its obligations under the agreements at the termination value.
Other Derivative Posted Collateral
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $0.6 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements.

14. SEGMENT INFORMATION
As defined in ASC 280, Segment Reporting (ASC 280), an operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company evaluates performance based on pretax net income relative to resources used, and allocate resources based on these results. The accounting policies applicable to the Company's segments are those that apply to its preparation of the accompanying unaudited Consolidated Financial Statements. Based on these criteria, the Company has identified three segments: WSFS Bank, Cash Connect®, and Wealth and Trust.
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
The Wealth and Trust segment (previously referred to as the Wealth Management segment) provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients. Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. Private Wealth Management, which includes Private Banking, serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and customized banking services including credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the bank’s charter, through a third-party broker/dealer, and as a registered investment advisor (RIA). It generates revenue through fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach.
The Bryn Mawr Trust Company of Delaware provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles.

The following table shows segment results for the three months ended March 31, 2025 and 2024, and represent amounts included in management's reports that are regularly provided to the Company's CODM: Rodger Levenson, Chairman, President and Chief Executive Officer. The CODM evaluates performance based on pretax net income relative to resources used, and allocates resources based on these results.

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Income
External client revenues:
Interest income	$244,877	$—	$6,001	$250,878	$256,133	$—	$5,489	$261,622
Interest expense	67,933	—	7,729	75,662	75,079	—	11,265	86,344
Net interest income	176,944	—	(1,728)	175,216	181,054	—	(5,776)	175,278
Noninterest income	16,695	24,535	39,667	80,897	16,220	26,350	33,287	75,857
Total external client revenues	193,639	24,535	37,939	256,113	197,274	26,350	27,511	251,135
Inter-segment revenues:
Interest income	7,534	421	25,642	33,597	6,566	440	28,871	35,877
Interest expense	26,063	3,897	3,637	33,597	29,311	3,129	3,437	35,877
Net interest income	(18,529)	(3,476)	22,005	—	(22,745)	(2,689)	25,434	—
Noninterest income	8,222	398	214	8,834	7,273	435	207	7,915
Total inter-segment revenues	(10,307)	(3,078)	22,219	8,834	(15,472)	(2,254)	25,641	7,915
Total revenue	183,332	21,457	60,158	264,947	181,802	24,096	53,152	259,050
External client expenses:
Provision for credit losses	16,511	—	839	17,350	14,820	—	318	15,138
Noninterest expenses:
Salaries, benefits and other compensation	63,937	2,621	15,919	82,477	52,295	2,554	13,957	75,806
Occupancy expense	9,525	—	368	9,893	9,213	14	252	9,479
Equipment expense	10,046	—	2,682	12,728	7,814	—	1,558	10,692
Professional fees	3,185	—	1,513	4,698	2,406	—	1,733	4,481
Other segment items(1)	23,456	15,837	2,706	41,999	34,904	19,367	3,005	48,614
Total external client expenses	126,660	18,458	24,027	169,145	121,452	21,935	20,823	164,210
Inter-segment expenses:
Noninterest expenses	612	1,445	6,777	8,834	642	1,409	5,864	7,915
Total inter-segment expenses	612	1,445	6,777	8,834	642	1,409	5,864	7,915
Total expenses	127,272	19,903	30,804	177,979	122,094	23,344	26,687	172,125
Income before taxes	$56,060	$1,554	$29,354	$86,968	$59,708	$752	$26,465	$86,925
Income tax provision				21,101				21,202
Consolidated net income				65,867				65,723
Net loss attributable to noncontrolling interest				(29)				(38)
Net income attributable to WSFS				$65,896				$65,761
Supplemental Information
Capital expenditures for the period ended	$2,021	$42	$368	$2,431	$4,220	$—	$13	$4,233
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
Wealth and Trust - data processing and operation expense, marketing expense, FDIC expense, loan workout and other credit costs, and certain other noninterest expenses

The following table shows significant components of segment net assets as of March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Financial Condition
Cash and cash equivalents	$687,937	$299,241	$30,116	$1,017,294	$686,735	$424,907	$43,176	$1,154,818
Goodwill	753,586	—	132,312	885,898	753,586	—	132,312	885,898
Other segment assets	18,169,624	10,676	465,458	18,645,758	18,292,205	12,536	468,846	18,773,587
Total segment assets	$19,611,147	$309,917	$627,886	$20,548,950	$19,732,526	$437,443	$644,334	$20,814,303

15. COMMITMENTS AND CONTINGENCIES
Secondary Market Loan Sales
The Company typically sells newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and, on a more limited basis, to GSEs such as FHLMC, FNMA, and the FHLB. Loans held for sale are reflected on the unaudited Consolidated Statements of Financial Condition at fair value with changes in the value reflected in the unaudited Consolidated Statements of Income. Gains and losses are recognized at the time of sale. The Company periodically retains the servicing rights on residential mortgage loans sold which results in monthly service fee income. The mortgage servicing rights are included in Goodwill and intangible assets on the unaudited Consolidated Statements of Financial Condition. Otherwise, the Company sells loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that the Company intends to sell in the secondary market are accounted for as derivatives under ASC 815.
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no repurchases during the three months ended March 31, 2025 and one repurchase for $0.3 million during the same period in 2024.
Unfunded Lending Commitments
At March 31, 2025 and December 31, 2024, the Company had unfunded lending commitments of $2.8 billion. As of March 31, 2025 and December 31, 2024, the allowance for credit losses of unfunded lending commitments was $12.0 million and $12.5 million, respectively. A provision release of $0.5 million was recognized during the three months ended March 31, 2025 compared to a provision release of $0.3 million during the three months ended March 31, 2024.

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

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Net change in equity method investments	Total
Balance, December 31, 2024	$(537,789)	$(76,405)	$(3,815)	$(7,297)	$429	$(624,877)
Other comprehensive income (loss)	70,037	—	8	2,875	(636)	72,284
Less: Amounts reclassified from accumulated other comprehensive loss	—	3,188	(69)	—	—	3,119
Net current-period other comprehensive income (loss)	70,037	3,188	(61)	2,875	(636)	75,403
Balance, March 31, 2025	$(467,752)	$(73,217)	$(3,876)	$(4,422)	$(207)	$(549,474)

Balance, December 31, 2023	$(499,932)	$(91,523)	$(4,614)	$1,597	$481	$(593,991)
Other comprehensive (loss) income	(40,007)	—	(75)	(6,433)	(21)	(46,536)
Less: Amounts reclassified from accumulated other comprehensive loss	—	3,669	(49)	—	—	3,620
Net current-period other comprehensive (loss) income	(40,007)	3,669	(124)	(6,433)	(21)	(42,916)
Balance, March 31, 2024	$(539,939)	$(87,854)	$(4,738)	$(4,836)	$460	$(636,907)
The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the tables below:

	Three Months Ended March 31,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2025	2024
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	4,195	4,827	Net interest income
Income taxes	(1,007)	(1,158)	Income tax provision
Net of tax	3,188	3,669
Amortization of defined benefit pension plan-related items:
Prior service credits	(19)	(19)
Actuarial gains	(72)	(45)
Total before tax	(91)	(64)	Salaries, benefits and other compensation
Income taxes	22	15	Income tax provision
Net of tax	(69)	(49)
Total reclassifications	$3,119	$3,620

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
On November 16, 2022, Prophet Mortgage Opportunities, LP (Prophet) filed a complaint against WSFS Bank and the RBSHD 2013-1 Trust in the United States District Court for the Southern District of New York alleging that the Bank, in its capacity as owner trustee and indenture trustee in a Residential Mortgage-Backed Securities (RMBS) trust, was responsible for certain actions directed by the trust’s majority certificate holder, which allegedly diminished the value of the notes and depleted the value of the trust’s assets. The complaint seeks damages in an amount to be proven at trial of not less than $40.0 million. The Bank disputes the factual allegations and denies liability. Based on the inherent uncertainty of this matter, it is reasonably possible that the Bank may incur a loss and has recorded an estimated liability of $1.2 million for this matter. The Bank, in accordance with its normal procedures, has notified its insurance carriers of a possible claim. The Bank is vigorously defending itself in this matter and believes it has valid factual and legal defenses.
On October 3, 2022, Mary Elizabeth Gibbons filed a petition against WSFS Bank, in its individual capacity, in the Circuit Court of St. Louis County for the State of Missouri asserting claims and seeking damages related to an alleged injury that occurred on a property that was allegedly held by the Bank as owner trustee of a RMBS trust. The Plaintiff sought in excess of $25 thousand in damages and other equitable relief. On June 6, 2023, the court entered a default judgment against the Bank in the amount of $15.0 million, plus post-judgment interest. On January 3, 2025, the Bank received notice that the plaintiff seeks to domesticate and execute on the Missouri judgment by filing an action in the Philadelphia Court of Common Pleas. Based on the inherent uncertainty of this matter, it is reasonably possible that the Bank may incur a loss in the range of $0.0-$15.0 million. The Bank, in accordance with its normal procedures, notified its insurance carriers of a possible claim. The Bank disputes the judgment, the Bank's connection to the property, and denies liability.
There were no material changes or additions to other significant pending legal or other proceedings involving the Company other than those arising out of routine operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $20.5 billion in assets and $89.6 billion in assets under management (AUM) and assets under administration (AUA) at March 31, 2025, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 193 years. In addition to our focus on stellar client experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission and strategy is simple: “We Stand for Service.”
As of March 31, 2025, we had six consolidated subsidiaries: WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management®, LLC (BMCM), WSFS Wealth Management, LLC (Powdermill®), WSFS SPE Services, LLC, and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Our banking business had a total loan and lease portfolio of $12.7 billion as of March 31, 2025, which was funded primarily through commercial relationships and consumer client generated deposits. We have built a $9.8 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank, through acquisitions, and through our leasing business conducted by NewLane Finance®. NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking business specializing in a variety of residential mortgage and refinancing solutions. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide, and manages approximately $1.4 billion in total cash and services approximately 27,800 non-bank ATMs and 10,400 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, and deposit safe cash logistics. Cash Connect® also supports 580 owned or branded ATMs for WSFS Bank Clients, which is one of the largest branded ATM networks in our market.
Our Wealth and Trust business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients. Combined, these businesses had $89.6 billion of AUM and AUA at March 31, 2025.
Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. Private Wealth Management serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and traditional banking services such as credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the Bank’s charter, through a third-party broker/dealer and as a registered investment advisor (RIA). It generates revenue through a percentage fee based on account assets, fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody. Powdermill® is a multi-family office specializing in providing independent solutions to high-net-worth individuals, families and corporate executives through a coordinated, centralized approach.
BMT-DE provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles.
As of March 31, 2025, we service our clients primarily from 115 offices located in Pennsylvania (58), Delaware (39), New Jersey (14), Florida (2) Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com and our mobile app.

Highlights and Other Notables Items for Three Months Ended March 31, 2025
•Three Months Ended March 31, 2025
◦EPS was $1.12 and ROA was 1.29%, compared to $1.09 and 1.28% for the three months ended March 31, 2024.
◦Net interest margin of 3.88%, compared to 3.84% for the three months ended March 31, 2024, driven by deposit repricing actions, partially offset by lower loan yields.
◦The Wealth and Trust segment recognized noninterest income of $39.9 million, a 19% increase compared to the three months ended March 31, 2024.
◦The Board of Directors approved a 13% increase in the quarterly cash dividend to $0.17 per share of common stock as well as an incremental share repurchase authorization of 10% of outstanding shares as of March 31, 2025.
◦WSFS repurchased 1,027,214 shares of common stock under the Company's share repurchase programs at an average price of $52.37 per share, for an aggregate purchase price of approximately $53.8 million, and paid quarterly dividends of $8.8 million, for a total capital return of $62.6 million.
◦The Bank and the Company continue to be well above well-capitalized across all measures of regulatory capital, with total common equity Tier 1 capital of 14.12% and 14.10%, respectively, and total risk-based capital of 15.36% and 15.89%, respectively.
◦WSFS completed the redemption of the $70.0 million of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) acquired from Bryn Mawr Trust using our operating cash flows.

FINANCIAL CONDITION
Total assets decreased $265.4 million to $20.5 billion at March 31, 2025 compared to December 31, 2024. This decrease is primarily comprised of the following:
•Total cash and cash equivalents decreased $137.5 million, primarily due to decreased deposits and the redemption of the 2027 Notes.
•Other assets decreased $85.0 million, primarily due to decreases of $34.5 million in deferred taxes, $22.7 million in derivatives from our Capital Markets business due to changes in fair value, and $24.1 million from receivables due to the settlement timing of ACH payments.
•Net loans and leases held for investment decreased $73.4 million, primarily due to decreases of $53.9 million in consumer loans driven by runoff of the Spring EQ and Upstart portfolios, and $48.6 million in commercial mortgages from slower originations due to uncertainty in the macroeconomic environment, partially offset by increases of $36.6 million in construction loans.
•Total investment securities increased $28.7 million:
◦Investment securities available-for-sale increased $37.4 million, primarily due to increased market values of $92.2 million and purchases of $36.1 million, partially offset by repayments, maturities and calls of $90.0 million.
◦Investment securities held-to-maturity decreased $8.8 million, due to repayments, maturities and calls of $12.5 million, partially offset by $3.7 million of amortization of net unrealized losses on available-for-sale securities transferred to held-to-maturity.
Total liabilities decreased $347.2 million to $17.9 billion at March 31, 2025 compared to December 31, 2024. This decrease is primarily comprised of the following:
•Client deposits decreased $150.7 million primarily due to expected outflows in Trust deposits and partially offset by growth in Consumer deposits.
•Other liabilities decreased $128.7 million, primarily due to a decrease of $74.7 million in collateral held on derivatives and derivative liabilities and $40.6 million in our accrued expenses primarily related to incentive payments.
•Senior and subordinated debt decreased $69.9 million due to the redemption of the 2027 Notes.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited).
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS increased $81.9 million to $2.7 billion at March 31, 2025 compared to December 31, 2024. This increase was primarily due to $65.9 million of earnings and a decrease of $75.4 million in accumulated other comprehensive loss driven by market value increases on available-for-sale mortgage-backed securities, partially offset by $53.8 million from the repurchase of shares of common stock under our stock repurchase plan and the payment of dividends on our common stock of $8.8 million.
In line with our annual capital planning process, the Board of Directors approved a 13% increase in the quarterly cash dividend to $0.17 per share of common stock as well as an incremental share repurchase authorization of 10% of outstanding shares as of March 31, 2025. The dividend will be paid on May 23, 2025 to stockholders of record as of May 9, 2025.
Book value per share of common stock was $46.31 at March 31, 2025, an increase of $2.16 from $44.15 at December 31, 2024. Tangible book value per share of common stock (a non-GAAP financial measure) was $29.25 at March 31, 2025, an increase of $1.95 from $27.30 at December 31, 2024.  We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of March 31, 2025:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,468,730	15.36%	$1,285,423	8.00%	$1,606,779	10.00%
WSFS Financial Corporation	2,553,662	15.89	1,285,342	8.00	1,606,677	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,269,102	14.12	964,067	6.00	1,285,423	8.00
WSFS Financial Corporation	2,265,369	14.10	964,006	6.00	1,285,342	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,269,102	14.12	723,051	4.50	1,044,406	6.50
WSFS Financial Corporation	2,265,369	14.10	723,005	4.50	1,044,340	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,269,102	11.19	811,089	4.00	1,013,861	5.00
WSFS Financial Corporation	2,265,369	11.17	811,577	4.00	1,014,472	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of March 31, 2025, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, WSFS separately held $230.2 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

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
As of March 31, 2025, the Company had $1.0 billion in cash, cash equivalents, and restricted cash. As of March 31, 2025, our estimated uninsured deposits were $6.3 billion, or 37% of total client deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $5.1 billion, or 30% of total client deposits.
As of March 31, 2025, the Company had a readily available, secured borrowing capacity of $5.6 billion from the FHLB and $2.2 billion through the Federal Reserve Discount Window. In addition, the Company had $1.3 billion in unpledged securities that could be used to support additional borrowings and $0.5 billion of cash deposited with the Federal Reserve Bank.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At March 31, 2025, we had $210.4 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 20 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases, see Note 8 to the unaudited Consolidated Financial Statements. At March 31, 2025, we had obligations for principal payments on long-term debt including $51.0 million of FHLB advances, $67.0 million for our trust preferred borrowings, due June 1, 2035, $23.9 million for our trust preferred borrowings, due December 15, 2034, and $150.0 million for our senior debt, due December 15, 2030. We are also contractually obligated to make interest payments on our long-term debt through their respective maturities.
Commitments to extend credit provide for financing on predetermined terms as long as the client continues to meet specific criteria. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2025, the Company had total commitments to extend credit, including cancellable commitments, of $4.2 billion, which are generally one year commitments.

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
The following table shows our nonperforming assets and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccruing loans(1):
Commercial and industrial	$44,585	$61,809
Owner-occupied commercial	6,103	4,710
Commercial mortgages	29,407	22,223
Construction	23,180	25,600
Residential	4,929	5,011
Consumer	3,471	2,828
Total nonaccruing loans	111,675	122,181
Other real estate owned	5,204	5,204
Total nonperforming assets	$116,879	$127,385
Past due loans:
Commercial	$466	$1,812
Residential	271	15
Consumer(2)	11,129	7,375
Total past due loans	$11,866	$9,202
Troubled loans:
Commercial	$177,584	$143,904
Residential	141	144
Consumer	6,397	7,240
Total troubled loans	$184,122	$151,288
Ratio of allowance for credit losses to total loans and leases(3)	1.43%	1.48%
Ratio of nonaccruing loans to total gross loans and leases(4)	0.85	0.93
Ratio of nonperforming assets to total assets	0.57	0.61
Ratio of allowance for credit losses to nonaccruing loans	168	160
Ratio of allowance for credit losses to total nonperforming assets(5)	160	153
(1)Includes nonaccruing troubled loans.
(2)Includes U.S. government guaranteed student loans with little risk of credit loss.
(3)Reflects allowance for credit losses related to loans and leases over the amortized cost of the total portfolio.
(4)Total loans exclude loans held for sale and reverse mortgages.
(5)Excludes acquired purchase credit deteriorated loans.
Nonperforming assets decreased $10.5 million between December 31, 2024 and March 31, 2025. This decrease was primarily driven by the charge-off of an existing nonperforming C&I loan to a fund that is invested in office properties, partially offset by the migration of a land development loan. The ratio of nonperforming assets to total assets decreased from 0.61% at December 31, 2024 to 0.57% at March 31, 2025.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Beginning balance	$127,385	$75,754
Additions	18,988	23,927
Collections	(2,486)	(25,538)
Transfers to accrual	(277)	(193)
Charge-offs	(26,731)	(6,792)
Ending balance	$116,879	$67,158
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

INTEREST RATE SENSITIVITY
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. The FOMC lowered the federal funds target rate three times in 2024 for a total of 100 basis points after they increased the target rate four times in 2023 for a total of 100 basis points. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At March 31, 2025, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $473.6 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 105.39% at March 31, 2025 compared with 105.28% at December 31, 2024. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 2.30% at March 31, 2025 compared with 2.26% at December 31, 2024.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	14.5%	17.96%	14.9%	18.60%
+200	9.6%	18.51%	9.8%	19.15%
+100	4.7%	19.17%	4.8%	19.82%
+50	2.2%	19.39%	2.3%	20.05%
+25	1.1%	19.51%	1.1%	20.17%
—	—%	19.64%	—%	20.31%
-25	(0.9)%	19.65%	(0.9)%	20.32%
-50	(1.6)%	19.65%	(1.7)%	20.33%
-100	(3.0)%	19.60%	(3.2)%	20.30%
'-200	(5.4)%	19.00%	(6.1)%	19.70%
'-300	(8.0)%	17.50%	(9.0)%	18.30%
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

RESULTS OF OPERATIONS
Three months ended March 31, 2025: Net income attributable to WSFS for the three months ended March 31, 2025 was $65.9 million, compared to $65.8 million for the three months ended March 31, 2024.
•Net interest income decreased $0.1 million. See “Net Interest Income” for further information.
•Our provision for credit losses increased $2.2 million due to a charge-off of an existing nonperforming C&I loan to a fund that is invested in office properties, partially offset by a lower provision on our consumer portfolio driven by runoff of the Upstart portfolio. See “Allowance for Credit Losses” for further information.
•Noninterest income increased $5.0 million, driven by Wealth and Trust and partially offset by declines in Cash Connect® and Capital Markets. See “Noninterest Income” for further information.
•Noninterest expense increased $2.7 million, primarily due to higher salaries and benefits from talent additions in key business lines, performance-based increases, and higher medical costs. The increase was partially offset by Cash Connect® external funding costs.
•Income tax provision was flat year-over-year.

Net Interest Income
The following tables provide information concerning the average balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended March 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,235,511	$87,112	6.76%	$5,047,482	$88,530	7.06%
Commercial real estate loans	4,881,873	79,095	6.57	4,887,483	86,724	7.14
Residential loans	965,624	12,802	5.30	874,703	10,579	4.84
Consumer loans	2,061,803	36,649	7.21	2,041,390	38,228	7.53
Loans held for sale	50,929	1,094	8.71	34,907	642	7.40
Total loans and leases	13,195,740	216,752	6.67	12,885,965	224,703	7.02
Mortgage-backed securities(3)	4,179,692	24,745	2.37	4,476,032	25,897	2.31
Investment securities(3)	363,678	2,186	2.74	365,375	2,184	2.65
Other interest-earning assets	640,424	7,195	4.56	643,749	8,838	5.52
Total interest-earning assets	$18,379,534	$250,878	5.55%	$18,371,121	$261,622	5.74%
Allowance for credit losses	(196,480)			(188,762)
Cash and due from banks	188,138			273,286
Cash in non-owned ATMs	379,115			243,941
Bank-owned life insurance	36,202			42,791
Other noninterest-earning assets	1,947,736			1,953,037
Total assets	$20,734,245			$20,695,414
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,854,258	$7,343	1.04%	$2,834,273	$7,366	1.05%
Savings	1,457,440	1,596	0.44	1,588,224	1,580	0.40
Money market	5,432,622	41,033	3.06	5,186,402	45,433	3.52
Time deposits	2,112,467	21,132	4.06	1,835,424	18,238	4.00
Total interest-bearing client deposits	11,856,787	71,104	2.43	11,444,323	72,617	2.55
Brokered deposits	—	—	—	18,410	178	3.89
Total interest-bearing deposits	11,856,787	71,104	2.43	11,462,733	72,795	2.55
Federal Home Loan Bank advances	83,818	938	4.54	21,429	308	5.78
Trust preferred borrowings	90,854	1,523	6.80	90,655	1,756	7.79
Senior and subordinated debt	206,984	2,074	4.01	218,420	2,449	4.48
Other borrowed funds(4)	31,701	23	0.29	781,854	9,036	4.65
Total interest-bearing liabilities	$12,270,144	$75,662	2.50%	$12,575,091	$86,344	2.76%
Noninterest-bearing demand deposits	5,040,032			4,828,865
Other noninterest-bearing liabilities	797,098			822,834
Stockholders’ equity of WSFS	2,637,354			2,476,453
Noncontrolling interest	(10,383)			(7,829)
Total liabilities and stockholders’ equity	$20,734,245			$20,695,414
Excess of interest-earning assets over interest-bearing liabilities	$6,109,390			$5,796,030
Net interest income		$175,216			$175,278
Interest rate spread			3.05%			2.98%
Net interest margin			3.88%			3.84%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

Three months ended March 31, 2025: During the three months ended March 31, 2025, net interest income decreased $0.1 million from the three months ended March 31, 2024. Net interest margin was 3.88% for the first quarter of 2025, a 4 basis point increase compared to 3.84% for the first quarter of 2024. The increase was primarily due to 22bps from lower deposit and wholesale funding costs, partially offset by 18bps of lower asset yields.
Allowance for Credit Losses
We maintain the allowance for credit losses at an appropriate level based on our assessment of estimable and expected losses related to various portfolios subject to credit risk. Our allowance for credit losses is based on our historical loss experience that includes the inherent risk of our loans and leases, HTM securities, and other account receivables, along with various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations, consideration of past events, current conditions, and reasonable and supportable forecasts. Further, regional and national economic forecasts are considered in our expected credit losses. Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments.
During the three months ended March 31, 2025, we recorded a provision for credit losses of $17.4 million, an increase of $2.2 million, compared to the provision for credit losses of $15.1 million for the three months ended March 31, 2024. This increase was primarily due to a charge-off of an existing nonperforming C&I loan to a fund that is invested in office properties, partially offset by a lower provision on our consumer portfolio driven by runoff of the Upstart portfolio.
The total allowance for credit losses decreased to $188.1 million at March 31, 2025 from $195.3 million at December 31, 2024. The ratio of allowance for credit losses to total loans and leases decreased to 1.43% at March 31, 2025 from 1.48% at December 31, 2024, due to a decrease of 6bps from the C&I charge-off mentioned above and 2bps from continued runoff of the Upstart portfolio.
The following tables detail the allocation of the ACL related to loans and leases and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of March 31, 2025
Allowance for credit losses	$50,736	$8,410	$49,792	$9,691	$17,109	$5,697	$46,080	$187,515
% of ACL to total ACL	27%	4%	27%	5%	9%	3%	25%	100%
Loan portfolio balance	$2,665,400	$1,954,528	$3,982,073	$868,668	$636,460	$966,571	$2,032,541	$13,106,241
% to total loans and leases	20%	15%	30%	7%	5%	7%	16%	100%
Three months ended March 31, 2025
Charge-offs	$19,871	$—	$—	$—	$2,967	$—	$4,263	$27,101
Recoveries	(579)	(7)	(525)	—	(619)	(47)	(774)	(2,551)
Net charge-offs (recoveries)	$19,292	$(7)	$(525)	$—	$2,348	$(47)	$3,489	$24,550
Average loan balance	$2,631,916	$1,966,684	$4,016,166	$865,707	$636,912	$961,779	$2,061,802	$13,140,966
Ratio of net charge-offs (recoveries) to average gross loans	2.97%	NMF	(0.05)%	—%	1.50%	(0.02)%	0.69%	0.76%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of December 31, 2024
Allowance for credit losses	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
% of ACL to total ACL	29%	5%	25%	5%	8%	3%	25%	100%
Loan portfolio balance	$2,656,174	$1,973,645	$4,030,627	$832,093	$647,516	$961,426	$2,086,393	$13,187,874
% to total loans and leases	20%	15%	31%	6%	5%	7%	16%	100%
Year ended December 31, 2024
Charge-offs	$15,490	$177	$5,749	$—	$20,033	$125	$23,549	$65,123
Recoveries	(6,883)	(217)	(183)	—	(2,705)	(225)	(2,654)	(12,867)
Net charge-offs (recoveries)	$8,607	$(40)	$5,566	$—	$17,328	$(100)	$20,895	$52,256
Average loan balance	$2,586,833	$1,937,449	$3,991,686	$945,491	$637,036	$908,368	$2,088,699	$13,095,562
Ratio of net charge-offs (recoveries) to average gross loans	0.33%	NMF	0.14%	—%	2.72%	(0.01)%	1.00%	0.40%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 7 to the unaudited Consolidated Financial Statements and "Nonperforming Assets" above for further information.
Noninterest Income
Three months ended March 31, 2025: During the three months ended March 31, 2025, noninterest income was $80.9 million, an increase of $5.0 million from $75.9 million during the three months ended March 31, 2024. The growth was driven by a $6.4 million increase from our Wealth and Trust segment, with double digit increases in Institutional Services and The Bryn Mawr Trust Company of Delaware. The increase was partially offset by a $1.8 million decline in Cash Connect®, primarily due to the impact of interest rates and lower managed service volumes, and $1.3 million from Capital Markets, primarily due to higher long term rates and lower loan volumes leading to lower interest rate hedging activity.
Noninterest Expense
Three months ended March 31, 2025: During the three months ended March 31, 2025, noninterest expense was $151.8 million, an increase of $2.7 million from $149.1 million for the three months ended March 31, 2024. The increase was primarily due to $6.7 million from salaries and benefits as a result of talent additions in key business areas, performance-based increases, and higher medical costs, partially offset by a $2.6 million decrease in Cash Connect® external funding costs.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $21.1 million during the three months ended March 31, 2025 compared to income tax expense of $21.2 million for the same period in 2024.
Our effective tax rate was 24.3% for the three months ended March 31, 2025 compared to 24.4% for the three months ended March 31, 2024.
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

(Dollars and share amounts in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Stockholders’ equity of WSFS	$2,671,614	$2,589,752
Less: Goodwill and other intangible assets	983,882	988,160
Tangible common equity (numerator)	$1,687,732	$1,601,592
Shares of common stock outstanding (denominator)	57,693	58,657
Book value per share of common stock	$46.31	$44.15
Goodwill and other intangible assets	17.06	16.85
Tangible book value per share of common stock	$29.25	$27.30
CRITICAL ACCOUNTING ESTIMATES
The preparation of the unaudited Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for credit losses, business combinations, deferred taxes, fair value measurements and goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2025, it is possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting estimates at March 31, 2025 did not significantly change from our critical accounting estimates at December 31, 2024, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
RECENT REGULATORY DEVELOPMENTS
Recent regulatory developments at March 31, 2025 did not significantly change from our recent regulatory developments at December 31, 2024, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below.
Community Reinvestment Act (CRA)
On October 24, 2023, the Federal Reserve, FDIC, and OCC issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. On March 28, 2025, these bank regulatory agencies announced their intent to issue a proposal to rescind the October 2023 final rule and reinstate the CRA framework that existed prior to the October 2023 final rule. The Bank received a rating of “Satisfactory” in its most recent performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.

Brokered Deposits
On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. The proposed rule would have potentially required the Bank to classify a greater amount of its deposits obtained with the involvement of third parties as brokered deposits. On March 3, 2025, the FDIC withdrew this proposed rule.
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
(b)Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2025.
Part II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to the information provided in Note 17 – Legal and Other Proceedings to the unaudited Consolidated Financial Statements.
Item 1A. Risk Factors
There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2025.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	60,500	$54.04	60,500	3,231,354
February 1, 2025 - February 28, 2025	79,365	56.04	79,365	3,151,989
March 1, 2025 - March 31, 2025	887,349	51.92	887,349	2,264,640
Total	1,027,214	$52.37	1,027,214
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

Exhibit Number	Description of Document
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 7, 2025, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: May 7, 2025	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	/s/ David Burg
David Burg
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)