Form 10-Q
period 2025-06-30
WSFS FINANCIAL CORP
filed 2025-07-31
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 55,969,140 shares as of July 28, 2025.

WSFS FINANCIAL CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and exhibits hereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•volatile market conditions and uncertain economic trends in the United States generally and in financial markets, particularly in the markets in which the Company operates and in which its loans are concentrated, including potential recessionary and other unfavorable conditions and trends related to housing markets, costs of living, unemployment levels, interest rates, supply chain issues, inflation, and economic growth;
•the impacts related to or resulting from bank failures and other economic and industry volatility, including potential changes in regulatory requirements and costs and potential impacts to macroeconomic conditions;
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
•negative perceptions or publicity with respect to the Company generally and, in particular, the Company’s Wealth and Trust segment;
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
•any compounding effects or unexpected interactions of the risks discussed above; and
•other risks and uncertainties, including those discussed herein under the heading “Risk Factors” and in other documents filed by the Company with the Securities and Exchange Commission ("SEC") from time to time.

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

The following are registered trademarks of the Company: Bryn Mawr Capital Management®, LLC, Bryn Mawr Trust®, Cash Connect®, NewLane Finance®, WSFS Institutional Services®, WSFS Mortgage® and WSFS Wealth® Investments. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share and share data)	2025	2024	2025	2024
Interest income:
Interest and fees on loans and leases	$216,005	$230,815	$432,757	$455,518
Interest on mortgage-backed securities	24,531	25,784	49,276	51,681
Interest and dividends on investment securities:
Taxable	700	699	1,399	1,399
Tax-exempt	1,486	1,484	2,973	2,968
Other interest income	10,468	6,455	17,663	15,293
	253,190	265,237	504,068	526,859
Interest expense:
Interest on deposits	70,124	76,693	141,228	149,488
Interest on Federal Home Loan Bank advances	949	359	1,887	667
Interest on senior and subordinated debt	1,089	2,441	3,163	4,890
Interest on federal funds purchased	—	41	—	41
Interest on trust preferred borrowings	1,518	1,750	3,041	3,506
Interest on other borrowings	15	9,504	38	18,540
	73,695	90,788	149,357	177,132
Net interest income	179,495	174,449	354,711	349,727
Provision for credit losses	12,621	19,814	29,971	34,952
Net interest income after provision for credit losses	166,874	154,635	324,740	314,775
Noninterest income:
Credit/debit card and ATM income	18,309	23,875	37,052	43,544
Investment management and fiduciary income	43,774	37,606	83,055	70,534
Deposit service charges	6,802	6,496	13,555	12,983
Mortgage banking activities, net	2,341	2,217	4,141	3,864
Loan and lease fee income	1,430	1,706	2,895	3,229
Realized gain on sale of equity investments, net	18	2,130	18	2,130
Bank owned life insurance income	544	793	1,271	1,993
Other income	14,791	16,775	26,919	29,178
	88,009	91,598	168,906	167,455
Noninterest expense:
Salaries, benefits and other compensation	89,145	83,249	171,622	159,055
Occupancy expense	8,829	9,387	18,722	18,866
Equipment expense	13,778	12,054	26,506	22,746
Data processing and operations expenses	5,010	4,807	9,705	8,467
Professional fees	6,211	4,781	10,909	9,262
Marketing expense	1,925	2,020	3,620	3,802
FDIC expenses	2,433	2,390	5,011	6,372
Loan workout and other credit costs	1,629	(1,278)	1,869	(207)
Corporate development expense	(329)	158	(270)	366
Restructuring expense	—	—	260	—
Other operating expense	30,712	38,200	63,184	76,111
	159,343	155,768	311,138	304,840
Income before taxes	95,540	90,465	182,508	177,390
Income tax provision	23,319	21,257	44,420	42,459
Net income	$72,221	$69,208	$138,088	$134,931
Less: Net loss attributable to noncontrolling interest	(105)	(65)	(134)	(103)
Net income attributable to WSFS	$72,326	$69,273	$138,222	$135,034
Earnings per share:
Basic	$1.28	$1.16	$2.40	$2.25
Diluted	$1.27	$1.16	$2.39	$2.24
Weighted average shares of common stock outstanding:
Basic	56,702,264	59,833,207	57,572,272	60,092,704
Diluted	56,851,797	59,958,628	57,765,602	60,237,232

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$72,221	$69,208	$138,088	$134,931
Less: Net loss attributable to noncontrolling interest	(105)	(65)	(134)	(103)
Net income attributable to WSFS	72,326	69,273	138,222	135,034
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available-for-sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $7,165, $(2,874), $29,282, and $(15,507), respectively	22,688	(9,100)	92,725	(49,107)
Net change in securities held-to-maturity
Amortization of net unrealized losses on available-for-sale securities reclassified to held-to-maturity, net of tax expense of $1,032, $1,203, $2,038, and $2,361, respectively	3,267	3,808	6,455	7,477
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain and prior service cost, net of tax benefit of $19 and $16, $39, and $56, respectively	(61)	(52)	(122)	(176)
Net change in cash flow hedge
Net unrealized gain (loss) arising during the period, net of tax expense (benefit) of $455, $(185), $1,363, and $(2,217), respectively	1,440	(587)	4,315	(7,020)
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax benefit of $5, $13, $206, and $19, respectively	(16)	(40)	(652)	(61)
Total other comprehensive income (loss)	27,318	(5,971)	102,721	(48,887)
Total comprehensive income	$99,644	$63,302	$240,943	$86,147
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	June 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$899,713	$722,722
Cash in non-owned ATMs	424,741	430,320
Interest-bearing deposits in other banks including collateral (restricted cash) of $4,640 at June 30, 2025 and $1,701 at December 31, 2024	7,044	1,776
Total cash, cash equivalents, and restricted cash	1,331,498	1,154,818
Investment securities, available-for-sale (amortized cost of $4,080,394 at June 30, 2025 and $4,218,266 at December 31, 2024)	3,494,783	3,510,648
Investment securities, held-to-maturity, net of allowance for credit losses of $6 at June 30, 2025 and $7 at December 31, 2024 (fair value $884,260 at June 30, 2025 and $895,511 at December 31, 2024)	994,340	1,015,161
Other investments	17,767	18,184
Loans, held for sale at fair value	157,905	49,699
Loans and leases, net of allowance for credit losses of $186,304 at June 30, 2025 and $195,281 at December 31, 2024	12,807,920	12,996,218
Bank owned life insurance	36,044	36,565
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	21,940	11,805
Other real estate owned	930	5,204
Accrued interest receivable	79,769	84,671
Premises and equipment	84,363	86,028
Goodwill and intangible assets	977,546	988,160
Other assets, net of allowance for credit losses of $2,811 at June 30, 2025 and $– at December 31, 2024	758,487	857,142
Total assets	$20,763,292	$20,814,303
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,305,768	$4,987,753
Interest-bearing	11,815,701	12,042,055
Total deposits	17,121,469	17,029,808
FHLB advances	51,040	51,040
Trust preferred borrowings	90,932	90,834
Senior and subordinated debt	148,746	218,631
Other borrowed funds	12,741	23,102
Accrued interest payable	29,134	38,173
Other liabilities	637,012	783,339
Total liabilities	18,091,074	18,234,927
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 76,425,414 at June 30, 2025 and 76,264,211 at December 31, 2024	764	763
Capital in excess of par value	1,999,338	1,996,191
Accumulated other comprehensive loss	(522,156)	(624,877)
Retained earnings	1,991,330	1,871,523
Treasury stock at cost, 20,190,415 shares at June 30, 2025 and 17,607,002 shares at December 31, 2024	(786,548)	(653,848)
Total stockholders’ equity of WSFS	2,682,728	2,589,752
Noncontrolling interest	(10,510)	(10,376)
Total stockholders' equity	2,672,218	2,579,376
Total liabilities and stockholders' equity	$20,763,292	$20,814,303

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2025
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2025	76,327,551	$763	$1,999,830	$(549,474)	$1,928,631	$(708,136)	$2,671,614	$(10,405)	$2,661,209
Net income (loss)	—	—	—	—	72,326	—	72,326	(105)	72,221
Other comprehensive income	—	—	—	27,318	—	—	27,318	—	27,318
Cash dividend, $0.17 per share	—	—	—	—	(9,627)	—	(9,627)	—	(9,627)
Issuance of common stock including proceeds from exercise of common stock options (1)	97,863	1	(3,820)	—	—	—	(3,819)	—	(3,819)
Stock-based compensation expense	—	—	3,328	—	—	—	3,328	—	3,328
Repurchases of common stock (2)	—	—	—	—	—	(78,412)	(78,412)	—	(78,412)
Balance, June 30, 2025	76,425,414	$764	$1,999,338	$(522,156)	$1,991,330	$(786,548)	$2,682,728	$(10,510)	$2,672,218

	Six Months Ended June 30, 2025
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2024	76,264,211	$763	$1,996,191	$(624,877)	$1,871,523	$(653,848)	$2,589,752	$(10,376)	$2,579,376
Net income (loss)	—	—	—	—	138,222	—	138,222	(134)	138,088
Other comprehensive income	—	—	—	102,721	—	—	102,721	—	102,721
Cash dividend, $0.32 per share	—	—	—	—	(18,415)	—	(18,415)	—	(18,415)
Issuance of common stock including proceeds from exercise of common stock options (3)	161,203	1	(3,180)	—	—	—	(3,179)	—	(3,179)
Stock-based compensation expense	—	—	6,327	—	—	—	6,327	—	6,327
Repurchases of common stock (4)	—	—	—	—	—	(132,700)	(132,700)	—	(132,700)
Balance, June 30, 2025	76,425,414	$764	$1,999,338	$(522,156)	$1,991,330	$(786,548)	$2,682,728	$(10,510)	$2,672,218
(1)Issuance of common stock includes 51,726 shares withheld to cover tax liabilities.
(2)Repurchases of common stock includes 1,556,199 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.
(3)Issuance of common stock includes 83,218 shares withheld to cover tax liabilities.
(4)Repurchases of common stock includes 2,583,413 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.

	Three Months Ended June 30, 2024
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2024	76,133,596	$761	$1,987,800	$(636,907)	$1,700,349	$(578,522)	$2,473,481	$(7,859)	$2,465,622
Net income (loss)	—	—	—	—	69,273	—	69,273	(65)	69,208
Other comprehensive loss	—	—	—	(5,971)	—	—	(5,971)	—	(5,971)
Cash dividend, $0.15 per share	—	—	—	—	(9,024)	—	(9,024)	—	(9,024)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(3,299)	(3,299)
Issuance of common stock including proceeds from exercise of common stock options (1)	74,758	1	(1,698)	—	—	—	(1,697)	—	(1,697)
Stock-based compensation expense	—	—	3,721	—	—	—	3,721	—	3,721
Repurchases of common stock (2)	—	—	(534)	—	—	(39,669)	(40,203)	—	(40,203)
Balance, June 30, 2024	76,208,354	$762	$1,989,289	$(642,878)	$1,760,598	$(618,191)	$2,489,580	$(11,223)	$2,478,357

	Six Months Ended June 30, 2024
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2023	76,095,094	$761	$1,984,746	$(593,991)	$1,643,657	$(557,537)	$2,477,636	$(7,821)	$2,469,815
Net income	—	—	—	—	135,034	—	135,034	(103)	134,931
Other comprehensive loss	—	—	—	(48,887)	—	—	(48,887)	—	(48,887)
Cash dividend, $0.30 per share	—	—	—	—	(18,093)	—	(18,093)	—	(18,093)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(3,299)	(3,299)
Issuance of common stock including proceeds from exercise of common stock options	113,260	1	(1,100)	—	—	—	(1,099)	—	(1,099)
Stock-based compensation expense	—	—	6,177	—	—	—	6,177	—	6,177
Repurchases of common stock (2)	—	—	(534)	—	—	(60,654)	(61,188)	—	(61,188)
Balance, June 30, 2024	76,208,354	$762	$1,989,289	$(642,878)	$1,760,598	$(618,191)	$2,489,580	$(11,223)	$2,478,357
(1)Issuance of common stock includes 40,417 shares withheld to cover tax liabilities.
(2)Repurchases of common stock includes 897,461 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.
(3)Issuance of common stock includes 50,104 shares withheld to cover tax liabilities.
(4)Repurchases of common stock includes 1,389,829 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024

Operating activities:
Net income	$138,088	$134,931
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29,971	34,952
Depreciation of premises and equipment, net	6,069	7,421
Accretion of fees and discounts, net	(12,645)	(11,750)
Amortization of intangible assets	7,793	7,863
Amortization of right-of-use lease assets	4,842	5,300
Decrease in operating lease liability	(5,515)	(5,310)
Income from mortgage banking activities, net	(4,141)	(3,864)
Loss on sale of other real estate owned and valuation adjustments, net	809	296
Stock-based compensation expense	6,327	6,177
Realized gain on sale of equity investments, net	(18)	(2,130)
Gain on sale of WSFS Wealth Management, LLC business	(386)	—
Deferred income tax benefit	7,560	1,617
Decrease (increase) in accrued interest receivable	4,902	(2,899)
Decrease (increase) in other assets	63,737	(46,599)
Origination of loans held for sale	(234,182)	(183,742)
Proceeds from sales of loans held for sale	183,281	133,724
Decrease (increase) in value of bank owned life insurance	280	(56)
Increase in capitalized interest, net	(1,046)	(661)
(Decrease) increase in accrued interest payable	(9,039)	10,000
(Decrease) increase in other liabilities	(140,757)	72,440
Net cash (used in) provided by operating activities	$45,930	$157,710
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	28,426	28,561
Purchases of investment securities available-for-sale	(54,948)	(41,096)
Repayments, maturities and calls of investment securities available-for-sale	191,276	169,544
Proceeds from bank-owned life insurance death benefit	241	112
Proceeds from bank-owned life insurance surrender	—	6,616
Net decrease (increase) in loans	116,802	(188,531)
Net cash from sale of WSFS Wealth Management, LLC business	2,425	—
Purchase of loans held-for-investment	—	(176,597)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(238,017)	(84,226)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	227,882	82,986
Sales of other real estate owned	4,085	509
Investment in premises and equipment	(4,407)	(6,957)
Net cash provided by (used in) investing activities	$273,765	$(209,079)

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Financing activities:
Net increase (decrease) in demand and saving deposits	$125,563	$(341,207)
(Decrease) increase in time deposits	(44,284)	199,441
Decrease in brokered deposits	—	(51,676)
Receipts from FHLB advances	5,950,000	3,922,306
Repayments of FHLB advances	(5,950,000)	(3,900,000)
Receipts from federal funds purchased	—	175,000
Repayments of federal funds purchased	—	(175,000)
Receipts from Bank Term Funding Program	—	235,000
Distributions to noncontrolling shareholders	—	(3,299)
Cash dividend	(18,415)	(18,093)
Issuance of common stock including proceeds from exercise of common stock options	(3,179)	(1,099)
Redemption of senior and subordinated debt	(70,000)	—
Repurchases of common stock	(132,700)	(61,188)
Net cash used in financing activities	$(143,015)	$(19,815)
Increase (decrease) in cash, cash equivalents, and restricted cash	176,680	(71,184)
Cash, cash equivalents, and restricted cash at beginning of period	1,154,818	1,092,900
Cash, cash equivalents, and restricted cash at end of period	$1,331,498	$1,021,716
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$158,396	$167,133
Income taxes(1)	33,297	36,619
Non-cash information:
Loans transferred to other real estate owned	$336	$282
Loans transferred (from) to portfolio from held for sale at fair value	(54,865)	26,354
(1)Includes $11.4 million related to the purchase of renewable energy tax credits for the six months ended June 30, 2025.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company), and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). As of June 30, 2025, the other subsidiaries of WSFS include The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management®, LLC (BMCM), WSFS Wealth Management, LLC, WSFS SPE Services, LLC, and 601 Perkasie, LLC. On July 1, 2025, BMCM was renamed to Bryn Mawr Trust Advisors (BMTA). The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2024 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at June 30, 2025.
RECENT ACCOUNTING PRONOUNCEMENTS
There were no applicable material accounting pronouncements adopted by the Company since December 31, 2024.
Accounting Guidance Pending Adoption as of June 30, 2025
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09): In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.
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

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Bailment fees	$13,281	$18,819	$27,456	$33,783
Interchange fees	4,077	3,971	7,824	7,724
Other card and ATM fees	951	1,085	1,772	2,037
Total credit/debit card and ATM income	$18,309	$23,875	$37,052	$43,544
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Trust fees	$32,322	$26,143	$60,391	$48,004
Wealth management and advisory fees	11,452	11,463	22,664	22,530
Total investment management and fiduciary income	$43,774	$37,606	$83,055	$70,534
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
Wealth management and advisory fees consists of fees from Bryn Mawr Trust®, BMTA (formerly BMCM), WSFS Wealth Management, LLC, and WSFS Wealth® Investments. Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage. The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Service fees	$4,642	$4,522	$9,248	$8,884
Return and overdraft fees	1,857	1,648	3,695	3,448
Other deposit service fees	303	326	612	651
Total deposit service charges	$6,802	$6,496	$13,555	$12,983
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
Other income
The following table presents the components of other income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Managed service fees	$5,115	$5,861	$9,882	$11,447
Currency preparation	1,676	1,924	3,461	3,599
ATM loss protection	658	884	1,304	1,743
Capital markets revenue	1,915	3,378	3,593	6,379
Miscellaneous products and services	5,427	4,728	8,679	6,010
Total other income	$14,791	$16,775	$26,919	$29,178
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
See Note 14 for further information about the disaggregation of noninterest income by segment.

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income attributable to WSFS	$72,326	$69,273	$138,222	$135,034
Denominator:
Weighted average basic shares	56,702	59,833	57,572	60,093
Dilutive potential common shares	150	126	194	144
Weighted average fully diluted shares	56,852	59,959	$57,766	$60,237
Earnings per share:
Basic	$1.28	$1.16	$2.40	$2.25
Diluted	$1.27	$1.16	$2.39	$2.24
Outstanding common stock equivalents having no dilutive effect	—	3	1	2
Basic earnings per share is calculated by dividing Net income attributable to WSFS by the weighted-average basic shares outstanding. Diluted earnings per share is calculated by dividing Net income attributable to WSFS by the weighted-average fully diluted shares outstanding, using the treasury stock method. Fully diluted shares include the adjustment for the dilutive effect of common stock awards, which include outstanding stock options and unvested restricted stock units and performance stock units under the 2018 Incentive Plan.
5. INVESTMENT SECURITIES
Debt Securities
The following tables detail the amortized cost, allowance for credit losses and the estimated fair value of the Company's investments in available-for-sale and held-to-maturity debt securities. None of the Company's investments in debt securities are classified as trading.

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligations (CMO)	$503,898	$365	$82,534	$—	$421,729
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,197,683	1,257	454,725	—	2,744,215
Freddie Mac (FHLMC) MBS	114,918	—	9,762	—	105,156
Ginnie Mae (GNMA) MBS	42,312	17	2,954	—	39,375
Government-sponsored enterprises (GSE) agency notes	221,583	—	37,275	—	184,308
	$4,080,394	$1,639	$587,250	$—	$3,494,783
Held-to-Maturity Debt Securities(1)
FNMA MBS	$811,583	$—	$105,626	$—	$705,957
State and political subdivisions	182,763	113	4,567	6	178,303
	$994,346	$113	$110,193	$6	$884,260
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $92.0 million at June 30, 2025, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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
The scheduled maturities of available-for-sale debt securities at June 30, 2025 and December 31, 2024 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2025 (1)
Within one year	$23,742	$23,411
After one year but within five years	174,423	165,335
After five years but within ten years	462,611	403,623
After ten years	3,419,618	2,902,414
	$4,080,394	$3,494,783
December 31, 2024 (1)
Within one year	$16,833	$16,698
After one year but within five years	147,157	138,870
After five years but within ten years	487,921	409,908
After ten years	3,566,355	2,945,172
	$4,218,266	$3,510,648
(1)Actual maturities could differ from contractual maturities.
As of June 30, 2025, the Company’s available-for-sale investment securities consisted of 1,001 securities, 961 of which were in an unrealized loss position.
As of June 30, 2025, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The scheduled maturities of held-to-maturity debt securities at June 30, 2025 and December 31, 2024 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2025 (1)
Within one year	$970	$969
After one year but within five years	17,256	17,155
After five years but within ten years	61,882	60,749
After ten years	914,238	805,387
	$994,346	$884,260
December 31, 2024 (1)
Within one year	$—	$—
After one year but within five years	16,727	16,444
After five years but within ten years	51,671	50,451
After ten years	946,770	828,616
	$1,015,168	$895,511
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 6.2 years at June 30, 2025.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local governments.
Investment securities with fair market values aggregating $3.5 billion and $3.3 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of June 30, 2025 and December 31, 2024.
During the six months ended June 30, 2025 and 2024, the Company had no sales of debt securities categorized as available-for-sale.
As of June 30, 2025 and December 31, 2024, the Company's debt securities portfolio had remaining unamortized premiums of $44.2 million and $48.1 million, respectively, and unaccreted discounts of $16.5 million and $17.6 million, respectively.
For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at June 30, 2025.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$—	$—	$411,404	$82,533	$411,404	$82,533
FNMA MBS	26,386	222	2,628,263	454,503	2,654,649	454,725
FHLMC MBS	—	—	105,150	9,762	105,150	9,762
GNMA MBS	1,452	5	35,697	2,949	37,149	2,954
GSE agency notes	—	—	184,303	37,275	184,303	37,275
	$27,838	$227	$3,364,817	$587,022	$3,392,655	$587,249

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
The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of June 30, 2025.
At June 30, 2025 and December 31, 2024, held-to-maturity debt securities had an amortized cost basis of $1.0 billion. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its non-government and non-agency securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of June 30, 2025, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$182,763
Not rated	811,583	—
Ending balance	$811,583	$182,763
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2024, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$183,843
Not rated	831,325	—
Ending balance	$831,325	$183,843

The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS debt securities for the six months ended June 30, 2025 and 2024. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Allowance for credit losses:
Beginning balance	$6	$8	$7	$8
Release of credit losses	—	(1)	(1)	(1)
Ending balance	$6	$7	$6	$7
Accrued interest receivable of $3.5 million and $3.6 million as of June 30, 2025 and December 31, 2024, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of June 30, 2025 and December 31, 2024.
Equity Investments
The Company had equity investments of $17.8 million and $18.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company recognized realized gains of less than $0.1 million related to our equity investments for the three and six months ended June 30, 2025. The Company recognized realized gains of $2.1 million related to our equity investments for the three and six months ended June 30, 2024.

6. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$2,744,392	$2,656,174
Owner-occupied commercial	1,947,594	1,973,645
Commercial mortgages	3,911,537	4,030,627
Construction	857,631	832,093
Commercial small business leases	630,127	647,516
Residential(1)	981,140	965,051
Consumer(2)	1,921,803	2,086,393
	12,994,224	13,191,499
Less:
Allowance for credit losses	186,304	195,281
Net loans and leases	$12,807,920	$12,996,218
(1) Includes reverse mortgages at fair value of $4.7 million at June 30, 2025 and $3.6 million at December 31, 2024.
(2) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $65.2 million and $67.5 million at June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of the total allowance for credit losses for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30, 2025				Six months ended June 30, 2025
(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Allowance for credit losses
Beginning balance	$187,515	$6	$567	$188,088	$195,281	$7	$—	$195,288
Charge-offs	(8,566)	—	(1,821)	(10,387)	(35,667)	—	(1,821)	(37,488)
Recoveries	7,454	—	—	7,454	10,005	—	—	10,005
Charge-offs arising from transfer of loans to held for sale	(8,655)	—	—	(8,655)	(8,655)	—	—	(8,655)
Provision (release)	8,556	—	4,065	12,621	25,340	(1)	4,632	29,971
Ending balance	$186,304	$6	$2,811	$189,121	$186,304	$6	$2,811	$189,121

	Three months ended June 30, 2024				Six months ended June 30, 2024
(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Allowance for credit losses
Beginning balance	$192,629	$8	$—	$192,637	$186,126	$8	$—	$186,134
Charge-offs	(17,572)	—	—	(17,572)	(29,431)	—	—	(29,431)
Recoveries	3,381	—	—	3,381	6,605	—	—	6,605
Provision (release)	19,815	(1)	—	19,814	34,953	(1)	—	34,952
Ending balance	$198,253	$7	$—	$198,260	$198,253	$7	$—	$198,260
(1)See Note 5 for further detail on the HTM securities allowance.

Allowance for Credit Losses Related to Loans and Leases
The following tables provide the activity of allowance for credit losses and loan balances for our loan and lease portfolio for the three and six months ended June 30, 2025 and 2024. For the three and six months ended June 30, 2025, the decrease was primarily due to the charge-off of a specific reserve on a commercial and industrial loan and the transfer of the majority of the Upstart portfolio to loans held for sale.

(Dollars in thousands)	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended June 30, 2025
Allowance for credit losses
Beginning balance	$50,736	$8,410	$49,792	$9,691	$17,109	$5,697	$46,080	$187,515
Charge-offs	(1,280)	—	(197)	—	(4,376)	—	(2,713)	(8,566)
Recoveries	1,865	5	2	—	714	50	4,818	7,454
Charge-offs arising from transfer of loans to held for sale	(552)	—	—	—	—	—	(8,103)	(8,655)
Provision (release)	1,352	169	5,178	1,005	4,854	68	(4,070)	8,556
Ending balance	$52,121	$8,584	$54,775	$10,696	$18,301	$5,815	$36,012	$186,304
Six months ended June 30, 2025
Allowance for credit losses
Beginning balance	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
Charge-offs	(21,151)	—	(197)	—	(7,343)	—	(6,976)	(35,667)
Recoveries	2,444	12	527	—	1,333	97	5,592	10,005
Charge-offs arising from transfer of loans to held for sale	(552)	—	—	—	—	—	(8,103)	(8,655)
Provision (release)	14,249	(567)	5,483	1,511	8,346	152	(3,834)	25,340
Ending balance	$52,121	$8,584	$54,775	$10,696	$18,301	$5,815	$36,012	$186,304
Period-end allowance allocated to:
Loans evaluated on an individual basis	$—	$—	$5,125	$1,169	$—	$—	$—	$6,294
Loans evaluated on a collective basis	52,121	8,584	49,650	9,527	18,301	5,815	36,012	180,010
Ending balance	$52,121	$8,584	$54,775	$10,696	$18,301	$5,815	$36,012	$186,304
Period-end loan balances:
Loans evaluated on an individual basis	$27,551	$6,311	$24,115	$28,505	$—	$7,665	$3,456	$97,603
Loans evaluated on a collective basis	2,716,841	1,941,283	3,887,422	829,126	630,127	968,797	1,918,347	12,891,943
Ending balance	$2,744,392	$1,947,594	$3,911,537	$857,631	$630,127	$976,462	$1,921,803	$12,989,546
(1)Period-end loan balance excludes reverse mortgages at fair value of $4.7 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner - occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended June 30, 2024
Allowance for credit losses
Beginning balance	$55,902	$10,569	$36,797	$10,959	$15,459	$5,407	$57,536	$192,629
Charge-offs	(1,906)	—	(4,907)	—	(4,888)	(51)	(5,820)	(17,572)
Recoveries	1,736	4	102	—	831	43	665	3,381
Provision (release)	784	(905)	14,839	(1,761)	4,816	(342)	2,384	19,815
Ending balance	$56,516	$9,668	$46,831	$9,198	$16,218	$5,057	$54,765	$198,253
Six months ended June 30, 2024
Allowance for loan losses
Beginning balance	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
Charge-offs	(2,382)	—	(4,932)	—	(9,740)	(101)	(12,276)	(29,431)
Recoveries	3,502	205	104	—	1,422	132	1,240	6,605
Provision (release)	6,002	(1,256)	15,604	(1,564)	9,366	(457)	7,258	34,953
Ending balance	$56,516	$9,668	$46,831	$9,198	$16,218	$5,057	$54,765	$198,253
Period-end allowance allocated to:
Loans evaluated on an individual basis	$8,055	$—	$—	$—	$—	$—	$—	$8,055
Loans evaluated on a collective basis	48,461	9,668	46,831	9,198	16,218	5,057	54,765	190,198
Ending balance	$56,516	$9,668	$46,831	$9,198	$16,218	$5,057	$54,765	$198,253
Period-end loan balances:
Loans evaluated on an individual basis	$39,217	$4,260	$8,991	$3,887	$—	$8,300	$2,838	$67,493
Loans evaluated on a collective basis	2,599,935	1,936,417	4,025,827	875,330	643,520	889,273	2,103,595	13,073,897
Ending balance	$2,639,152	$1,940,677	$4,034,818	$879,217	$643,520	$897,573	$2,106,433	$13,141,390
(1)Period-end loan balance excludes reverse mortgages at fair value of $2.8 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	June 30, 2025
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial(1)	$11,014	$2,572	$13,586	$2,703,249	$27,557	$—	$2,744,392
Owner-occupied commercial	6,617	6,786	13,403	1,928,049	6,142	—	1,947,594
Commercial mortgages	3,479	993	4,472	3,882,950	2,790	21,325	3,911,537
Construction	1,715	—	1,715	827,411	23,070	5,435	857,631
Commercial small business leases	9,086	—	9,086	621,041	—	—	630,127
Residential(2)	4,546	75	4,621	967,303	4,538	—	976,462
Consumer(3)(4)	8,892	11,789	20,681	1,897,662	3,460	—	1,921,803
Total	$45,349	$22,215	$67,564	$12,827,665	$67,557	$26,760	$12,989,546
% of Total Loans	0.35%	0.17%	0.52%	98.75%	0.52%	0.21%	100%
(1)Excludes $10.9 million of nonaccruing loans held for sale.
(2)Residential accruing current balances excludes reverse mortgages at fair value of $4.7 million.
(3)Includes $17.2 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
(4)Excludes $3.1 million of delinquent, but still accruing, loans held for sale.

	December 31, 2024
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$1,482	$488	$1,970	$2,592,395	$43,206	$18,603	$2,656,174
Owner-occupied commercial	706	196	902	1,968,033	4,710	—	1,973,645
Commercial mortgages	2,621	562	3,183	4,005,221	22,223	—	4,030,627
Construction	—	—	—	806,493	25,600	—	832,093
Commercial small business leases	8,409	566	8,975	638,541	—	—	647,516
Residential(1)	4,262	15	4,277	952,138	5,011	—	961,426
Consumer(2)	18,086	7,375	25,461	2,058,104	2,828	—	2,086,393
Total	$35,566	$9,202	$44,768	$13,020,925	$103,578	$18,603	$13,187,874
% of Total Loans	0.27%	0.07%	0.34%	98.73%	0.79%	0.14%	100%
(1)Residential accruing current balances excludes reverse mortgages, at fair value of $3.6 million.
(2)Includes $15.6 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$20,593	$6,964	$41,105	$20,704
Owner-occupied commercial	6,142	—	4,710	—
Commercial mortgages	24,115	—	22,223	—
Construction	28,505	—	25,600	—
Residential(2)	4,538	—	5,011	—
Consumer(3)	3,433	27	2,828	—
Total	$87,326	$6,991	$101,477	$20,704
(1)Excludes $10.9 million of nonaccruing loans held for sale.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit.
As of June 30, 2025, there were 33 residential loans and 16 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $6.6 million and $34.6 million, respectively. As of December 31, 2024, there were 31 residential loans and 15 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $5.6 million and $6.6 million, respectively. Loan workout and other real estate owned (OREO) expenses (recoveries) were $1.4 million and $2.1 million during the three and six months ended June 30, 2025, respectively, and $0.3 million and $(0.1) million during three and six months ended June 30, 2024, respectively. Loan workout and OREO expenses are included in Loan workout and other credit costs on the unaudited Consolidated Statements of Income.

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of June 30, 2025.

	Term Loans Amortized Cost Basis by Origination Year(1)(2)
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial:
Risk Rating
Pass	$368,699	$644,157	$434,021	$301,198	$94,556	$393,033	$8,454	$276,672	$2,520,790
Special mention	1,133	14,425	9,415	12,112	—	8,465	—	3,146	48,696
Substandard or Lower	30,945	36,440	21,711	8,298	4,156	39,019	25	34,312	174,906
	$400,777	$695,022	$465,147	$321,608	$98,712	$440,517	$8,479	$314,130	$2,744,392
Current-period gross charge-offs	$—	$5,567	$738	$770	$12,734	$1,894	$—	$—	$21,703
Owner-occupied commercial:
Risk Rating
Pass	$109,407	$261,871	$262,405	$196,387	$205,847	$511,145	$—	$267,894	$1,814,956
Special mention	198	—	4,200	1,889	1,262	28,632	—	991	37,172
Substandard or Lower	350	7,350	12,650	18,483	8,577	37,550	—	10,506	95,466
	$109,955	$269,221	$279,255	$216,759	$215,686	$577,327	$—	$279,391	$1,947,594
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgages:
Risk Rating
Pass	$267,641	$416,875	$574,882	$360,592	$365,541	$1,091,651	$—	$607,469	$3,684,651
Special mention	22,462	4,089	—	—	1,275	50,547	—	23,776	102,149
Substandard or Lower	4,570	13,591	23,938	15,391	1,842	54,778	—	10,627	124,737
	$294,673	$434,555	$598,820	$375,983	$368,658	$1,196,976	$—	$641,872	$3,911,537
Current-period gross charge-offs	$—	$—	$—	$—	$—	$197	$—	$—	$197
Construction:
Risk Rating
Pass	$146,851	$266,529	$243,459	$93,725	$3,766	$19,712	$—	$21,087	$795,129
Special mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	42	28,397	674	30,035	734	—	—	2,620	62,502
	$146,893	$294,926	$244,133	$123,760	$4,500	$19,712	$—	$23,707	$857,631
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial small business leases:
Risk Rating
Performing	$102,553	$217,154	$155,356	$93,459	$38,169	$23,436	$—	$—	$630,127
Nonperforming	—	—	—	—	—	—	—	—	—
	$102,553	$217,154	$155,356	$93,459	$38,169	$23,436	$—	$—	$630,127
Current-period gross charge-offs	$111	$1,481	$2,496	$2,165	$905	$185	$—	$—	$7,343
Residential(3):
Risk Rating
Performing	$64,461	$168,819	$157,461	$61,909	$88,674	$427,316	$—	$—	$968,640
Nonperforming	—	—	117	—	3,457	4,248	—	—	7,822
	$64,461	$168,819	$157,578	$61,909	$92,131	$431,564	$—	$—	$976,462
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer(4):
Risk Rating
Performing	$28,507	$244,584	$267,396	$354,300	$95,612	$289,430	$630,422	$275	$1,910,526
Nonperforming	—	—	—	235	153	236	2,582	8,071	11,277
	$28,507	$244,584	$267,396	$354,535	$95,765	$289,666	$633,004	$8,346	$1,921,803
Current-period gross charge-offs	$8,118	$483	$1,646	$3,338	$956	$538	$—	$—	$15,079
(1)Origination date represents the most recent underwriting of the loan which includes new relationships, renewals and extensions.
(2)Excludes loans held for sale.
(3)Excludes reverse mortgages at fair value.
(4)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year(1)(2)
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial:
Risk Rating
Pass	$662,723	$542,655	$345,370	$126,173	$155,137	$309,445	$8,744	$252,524	$2,402,771
Special mention	18,861	386	4,147	1,176	2,490	607	—	1,868	29,535
Substandard or Lower	68,282	28,707	19,960	4,587	21,589	29,785	27	50,931	223,868
	$749,866	$571,748	$369,477	$131,936	$179,216	$339,837	$8,771	$305,323	$2,656,174
Current-period gross charge-offs	$102	$1,303	$4,276	$706	$275	$8,828	$—	$—	$15,490
Owner-occupied commercial:
Risk Rating
Pass	$285,146	$296,339	$224,797	$225,086	$168,368	$404,515	$—	$238,356	$1,842,607
Special mention	—	—	498	—	25,220	—	—	756	26,474
Substandard or Lower	3,501	9,044	21,913	8,885	4,807	41,044	—	15,370	104,564
	$288,647	$305,383	$247,208	$233,971	$198,395	$445,559	$—	$254,482	$1,973,645
Current-period gross charge-offs	$—	$114	$—	$—	$—	$63	$—	$—	$177
Commercial mortgages:
Risk Rating
Pass	$546,404	$740,711	$396,458	$414,546	$379,637	$858,744	$—	$506,394	$3,842,894
Special mention	15,606	3,389	—	1,962	2,356	2,136	—	36,738	62,187
Substandard or Lower	43,572	23,996	16,328	2,077	20,880	18,165	—	528	125,546
	$605,582	$768,096	$412,786	$418,585	$402,873	$879,045	$—	$543,660	$4,030,627
Current-period gross charge-offs	$—	$62	$—	$—	$97	$5,590	$—	$—	$5,749
Construction:
Risk Rating
Pass	$318,363	$277,130	$161,517	$3,112	$87	$3,319	$—	$22,416	$785,944
Special mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	19,759	—	20,779	791	—	—	—	4,820	46,149
	$338,122	$277,130	$182,296	$3,903	$87	$3,319	$—	$27,236	$832,093
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial small business leases:
Risk Rating
Performing	$247,583	$189,509	$121,990	$56,998	$14,569	$16,867	$—	$—	$647,516
Nonperforming	—	—	—	—	—	—	—	—	—
	$247,583	$189,509	$121,990	$56,998	$14,569	$16,867	$—	$—	$647,516
Current-period gross charge-offs	$1,018	$5,442	$8,216	$3,645	$1,235	$477	$—	$—	$20,033
Residential(2):
Risk Rating
Performing	$170,647	$176,923	$62,833	$92,574	$49,994	$399,981	$—	$—	$952,952
Nonperforming	—	120	360	3,468	983	3,543	—	—	8,474
	$170,647	$177,043	$63,193	$96,042	$50,977	$403,524	$—	$—	$961,426
Current-period gross charge-offs	$—	$—	$—	$—	$—	$125	$—	$—	$125
Consumer(3):
Risk Rating
Performing	$282,465	$350,605	$446,701	$116,890	$85,633	$229,340	$564,839	$7,124	$2,083,597
Nonperforming	—	249	96	265	192	—	1,697	297	2,796
	$282,465	$350,854	$446,797	$117,155	$85,825	$229,340	$566,536	$7,421	$2,086,393
Current-period gross charge-offs	$1,282	$3,942	$13,955	$2,837	$863	$670	$—	$—	$23,549
(1)Origination date represents the most recent underwriting of the loan which includes new relationships, renewals and extensions.
(2)Excludes loans held for sale.
(3)Excludes reverse mortgages at fair value.
(4)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

Troubled Loans
The Company offers loan modifications to commercial and consumer borrowers that may result in a term extension, payment delay, interest rate reduction, principal forgiveness, or combination thereof. Loan modifications are offered on a case-by-case basis and are generally term extension, payment delay, and interest rate reduction modification types. Forbearance (due to hardship) programs result in modification types including payment delay and/or term extension. In addition, certain reorganization bankruptcy judgments may result in interest rate reduction, term extension, or principal forgiveness modification types.
The following tables show the period-end amortized cost basis of troubled loans modified during the three and six months ended June 30, 2025 and 2024, disaggregated by portfolio segment and type of modification granted:

	Three Months Ended June 30, 2025
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Total	% of Total Loan Category
Commercial and industrial	$14,874	$2,500	$14,800	$32,174	1.17%
Commercial mortgages	16,029	—	6,570	22,599	0.58%
Consumer(1)(2)	2	15	8	25	—%
Total	$30,905	$2,515	$21,378	$54,798	0.42%

	Six Months Ended June 30, 2025
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Total	% of Total Loan Category
Commercial and industrial	$15,801	$2,565	$14,800	$33,166	1.21%
Owner-occupied commercial	6,912	908	—	7,820	0.40%
Commercial mortgages	52,706	—	6,570	59,276	1.52%
Construction	25,884	—	—	25,884	3.02%
Consumer(1)(3)	2	193	401	596	0.03%
Total	$101,305	$3,666	$21,771	$126,742	0.98%
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.
(2)Excludes $1.3 million of troubled loans held for sale.
(3)Excludes $2.3 million of troubled loans held for sale.

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
The following table describes the financial effect of the modifications made to troubled loans during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Term Extension(1)	More-Than-Insignificant Payment Delay(2)	Term Extension(1)	More-Than-Insignificant Payment Delay(2)
Commercial and industrial	0.73	0.13%	0.74	0.13%
Owner-occupied commercial	0.00	—	0.26	0.01
Commercial mortgages	0.32	0.05	0.63	0.05
Construction	0.00	—	0.59	—
Consumer(3)	0.48	—	0.49	—

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Term Extension(1)	More-Than-Insignificant Payment Delay(2)	Term Extension(1)	More-Than-Insignificant Payment Delay(2)
Commercial and industrial	0.86	0.01%	1.01	0.01%
Owner-occupied commercial	0.54	—	0.54	—
Commercial mortgages	0.59	—	0.59	—
Construction	0.60	—	0.60	—
Consumer	0.48	0.02	0.47	0.03
(1)Represents the weighted-average increase in the life of modified loans measured in years, which reduces monthly payment amounts for borrowers.
(2)Represents the percentage of loans deferred over the total loan portfolio excluding reverse mortgages at fair value.
(3)Excludes $1.3 million and $2.3 million of troubled loans held for sale for the three and six months ended June 30, 2025, respectively.
As of June 30, 2025 and December 31, 2024, the Company had commitments to extend credit of $20.1 million and $18.6 million, respectively, to borrowers experiencing financial difficulty whose terms had been modified.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following tables show the amortized cost of loans that received a modification that had a payment default during the six months ended June 30, 2025 and 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty. There were no loans that received a modification that had a payment default during the three months ended June 30, 2025 and 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

	Six Months Ended June 30, 2025
	Term Extension	Total
Commercial mortgages	5,435	5,435
Total	$5,435	$5,435

	Six Months Ended June 30, 2024
	Term Extension	More-Than-Insignificant Payment Delay	Total
Commercial and industrial	$3,870	$61	$3,931
Total	$3,870	$61	$3,931
The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the last 12 months as of June 30, 2025 and 2024:

	June 30, 2025
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial(1)	$—	$—	$32,869	$17,818	$50,687
Owner-occupied commercial	—	6,786	—	1,034	7,820
Commercial mortgages	—	—	54,125	21,325	75,450
Construction	—	—	19,641	25,884	45,525
Residential	—	—	—	140	140
Consumer(2)(3)	44	8	623	193	868
Total	$44	$6,794	$107,258	$66,394	$180,490
(1)Excludes $10.9 million of troubled loans held for sale.
(2)Includes home equity lines of credit, installment loans and unsecured lines of credit.
(3)Excludes $4.5 million of troubled loans held for sale.

	June 30, 2024
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

Allowance for Credit Losses Related to Other Accounts Receivable
The Company determines the allowance for other accounts receivable (e.g. fee-related receivables) considering historical loss information and other available indicators. In certain cases where there are no historical, current, or forecast indicators of an expected credit loss, we may estimate the reserve to be close to zero. The allowance for credit losses related to other accounts receivable was $2.8 million as of June 30, 2025.

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
The components of operating lease cost were as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease cost (1)	$4,211	$4,452	$8,628	$8,424
Sublease income	(26)	(29)	(51)	(61)
Net lease cost	$4,185	$4,423	$8,577	$8,363
(1)Includes variable lease cost and short-term lease cost.
Supplemental information related to operating leases was as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Right-of-use assets	$110,417	$131,126
Lease liabilities	$134,572	$152,364

Lease term and discount rate
Weighted average remaining lease term (in years)	11.63	12.62
Weighted average discount rate	5.23%	5.28%
Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	June 30, 2025
Remaining in 2025	$9,369
2026	17,695
2027	15,617
2028	15,420
2029	14,988
After 2029	106,653
Total lease payments	179,742
Less: Interest	(45,170)
Present value of lease liabilities	$134,572

Supplemental cash flow information related to operating leases was as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,754	$4,762	$9,467	$9,483
As of June 30, 2025, the Company had not entered into any material leases that have not yet commenced.
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
The components of direct finance lease income are summarized in the table below:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Direct financing leases:
Interest income on lease receivable	$16,068	$15,815	$32,280	$30,615
Interest income on deferred fees and costs, net	(2,293)	(1,890)	(4,546)	(3,682)
Total direct financing lease net interest income	$13,775	$13,925	$27,734	$26,933
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Lease receivables	$727,976	$749,968
Unearned income	(117,538)	(122,846)
Deferred fees and costs	19,689	20,394
Net investment in direct financing leases	$630,127	$647,516

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1, or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the six months ended June 30, 2025, management determined based on its qualitative assessment that the fair values of our reporting units exceeded their carrying values, and no goodwill impairment existed.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth and Trust	Consolidated Company
December 31, 2024	$753,586	$132,312	$885,898
Goodwill adjustments(1)	—	(674)	(674)
June 30, 2025	$753,586	$131,638	$885,224
(1)During the second quarter of 2025, the Company completed the sale of the WSFS Wealth Management, LLC (dba Powdermill Financial Solutions) business.
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
June 30, 2025
Core deposits	$104,751	$(66,076)	$38,675	10 years
Client relationships	68,270	(22,136)	46,134	7-15 years
Loan servicing rights(1)	11,080	(6,467)	4,613	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$187,001	$(94,679)	$92,322
December 31, 2024
Core deposits	$104,751	$(60,999)	$43,752	10 years
Client relationships	73,880	(23,588)	50,292	7-15 years
Loan servicing rights(2)	11,220	(5,901)	5,319	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$192,751	$(90,488)	$102,263
(1)Includes impairment losses of $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively.
(2)Includes reversal of impairment losses of $0.6 million for the year ended December 31, 2024.
The Company recognized amortization expense on intangible assets of $3.9 million and $7.8 million for the three and six months ended June 30, 2025, respectively, compared to $3.9 million and $7.9 million for the three and six months ended June 30, 2024, respectively.

The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	June 30, 2025
Remaining in 2025	$8,086
2026	15,546
2027	15,030
2028	14,359
2029	7,121
Thereafter	29,280
Total	$89,422
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
The value of the Company's SBA loan servicing rights was $3.4 million and $4.0 million at June 30, 2025 and December 31, 2024, respectively, and the value of its mortgage servicing rights was $1.2 million and $1.3 million at June 30, 2025 and December 31, 2024, respectively. Changes in the value of the Company's servicing rights resulted in impairment losses of less than $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively, and impairment losses of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. Revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the unaudited Consolidated Statements of Income, and revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the unaudited Consolidated Statements of Income.
Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of June 30, 2025 or December 31, 2024. Changing economic conditions that may adversely affect the Company's performance and could result in impairment, which could adversely affect earnings in the future.
10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Noninterest-bearing:
Noninterest demand	$5,305,768	$4,987,753
Total noninterest-bearing	$5,305,768	$4,987,753

Interest-bearing:
Interest-bearing demand	$2,806,070	$2,973,431
Savings	1,451,898	1,466,289
Money market	5,471,270	5,471,611
Client time deposits	2,086,463	2,130,724
Total interest-bearing	11,815,701	12,042,055
Total deposits	$17,121,469	$17,029,808

11. INCOME TAXES
There were no unrecognized tax benefits as of June 30, 2025. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2021 through 2024 tax years are subject to examination as of June 30, 2025. The Company does not expect to record or realize any material unrecognized tax benefits during 2025.
The amortization of the low-income housing credit investments has been reflected as income tax expense of $2.2 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively, and $4.4 million and $3.8 million for the six months ended June 30, 2025 and 2024, respectively.
The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the three months ended June 30, 2025 were $1.9 million, $2.2 million, and $0.6 million, respectively. The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the six months ended June 30, 2025 were $3.9 million, $4.4 million and $1.3 million, respectively. The carrying value of the investment in affordable housing credits is $118.1 million at June 30, 2025, compared to $94.3 million at December 31, 2024 and is included in the Other assets line item on the unaudited Consolidated Statements of Financial Condition.
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

The following tables present financial instruments carried at fair value as of June 30, 2025 and December 31, 2024 by level in the valuation hierarchy (as described above):

	June 30, 2025
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$421,729	$—	$421,729
FNMA MBS	—	2,744,215	—	2,744,215
FHLMC MBS	—	105,156	—	105,156
GNMA MBS	—	39,375	—	39,375
GSE agency notes	—	184,308	—	184,308
Other assets	—	146,890	52	146,942
Total assets measured at fair value on a recurring basis	$—	$3,641,673	$52	$3,641,725

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$126,160	$3,540	$129,700

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$15,493	$15,493
Other real estate owned	—	—	930	930
Loans held for sale	—	157,905	—	157,905
Total assets measured at fair value on a nonrecurring basis	$—	$157,905	$16,423	$174,328

	December 31, 2024
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$430,942	$—	$430,942
FNMA MBS	—	2,755,579	—	2,755,579
FHLMC MBS	—	105,514	—	105,514
GNMA MBS	—	40,676	—	40,676
GSE agency notes	—	177,937	—	177,937
Other assets	—	170,464	25	170,489
Total assets measured at fair value on a recurring basis	$—	$3,681,112	$25	$3,681,137

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$155,242	$5,270	$160,512

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$15,516	$15,516
Other real estate owned	—	—	5,204	5,204
Loans held for sale	—	49,699	—	49,699
Total assets measured at fair value on a nonrecurring basis	$—	$49,699	$20,720	$70,419

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
Loans held for sale
The fair value of loans held for sale is based on estimates using Level 2 inputs. These inputs are based on pricing information obtained from wholesale mortgage banks and brokers and applied to loans with similar interest rates and maturities or market bids obtained from potential buyers.
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $4.7 million at June 30, 2025 and $5.5 million at December 31, 2024, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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
Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following tables provide a description of the valuation techniques and significant unobservable inputs for the Company's financial instruments classified as Level 3 as of June 30, 2025 and December 31, 2024:

(Dollars in thousands)	June 30, 2025
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$15,493	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	930	Fair market value of collateral	Costs to sell	10.0%-13.0% (11.5%)
Other assets (Risk participation agreements purchased)	52	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (278 bps) LGD: 2%
Other liabilities (Risk participation agreements sold)	205	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 173 - 350 bps (199 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	3,335	Discounted cash flow	Timing of Visa litigation resolution	2.00 years or 2Q 2027

(Dollars in thousands)	December 31, 2024
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$15,516	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	5,204	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	25	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (192 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	90	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (207 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	5,180	Discounted cash flow	Timing of Visa litigation resolution	2.50 years or 2Q 2027

The book value and estimated fair value of the Company's financial instruments are as follows:

		June 30, 2025		December 31, 2024
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$1,331,498	$1,331,498	$1,154,818	$1,154,818
Investment securities available-for-sale	Level 2	3,494,783	3,494,783	3,510,648	3,510,648
Investment securities held-to-maturity, net	Level 2	994,340	884,260	1,015,161	895,511
Other investments	Level 3	17,767	17,767	18,184	18,184
Loans, held for sale	Level 2	157,905	157,905	49,699	49,699
Loans and leases, net(1)	Level 3	12,807,920	12,885,457	12,996,218	13,100,492
Stock in FHLB of Pittsburgh	Level 2	21,940	21,940	11,805	11,805
Accrued interest receivable	Level 2	79,769	79,769	84,671	84,671
Other assets	Levels 2, 3	146,942	146,942	170,489	170,489
Financial liabilities:
Deposits	Level 2	$17,121,469	$17,109,531	$17,029,808	$17,016,839
Borrowed funds	Level 2	303,459	310,670	383,607	379,154
Standby letters of credit	Level 3	712	712	776	776
Accrued interest payable	Level 2	29,134	29,134	38,173	38,173
Other liabilities	Levels 2, 3	129,700	129,700	160,512	160,512
 (1) Includes reverse mortgage loans.
At June 30, 2025 and December 31, 2024 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of June 30, 2025.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate options	20	$1,700,000	Other assets	$19,890
Total		$1,700,000		$19,890
Derivatives not designated as hedging instruments:
Interest rate swaps and options		$2,973,628	Other assets	$124,509
Interest rate swaps and options		3,000,828	Other liabilities	(124,511)
Interest rate lock commitments with clients		76,449	Other assets	1,274
Interest rate lock commitments with clients		145	Other liabilities	—
Forward sale commitments		1,497	Other assets	5
Forward sale commitments		75,902	Other liabilities	(469)
FX forwards		16,569	Other assets	1,212
FX forwards		17,100	Other liabilities	(1,180)
Risk participation agreements sold		110,281	Other liabilities	(205)
Risk participation agreements purchased		101,689	Other assets	52
Financial derivatives related to sales of certain Visa Class B shares		53,806	Other liabilities	(3,335)
Total derivatives		$8,127,894		$17,242

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
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2025 and June 30, 2024.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2025	2024
Interest rate options	$1,440	$(587)	$4,315	$(7,020)	Interest income
Total	$1,440	$(587)	$4,315	$(7,020)

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2025	2024	2025	2024
Interest rate swaps and options	$1,331	$2,719	$2,711	$5,154	Other income
Interest rate lock commitments with clients	241	4	656	256	Mortgage banking activities, net
Forward sale commitments	(391)	130	(759)	$244	Mortgage banking activities, net
FX forwards	36	121	74	280	Other income
Risk participation agreements	(57)	(1)	(491)	(35)	Other income
Total	$1,160	$2,973	$2,191	$5,899

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
As of June 30, 2025, the Company had 20 interest rate floors purchased at an aggregate premium of $33.7 million with an aggregate notional amount of $1.7 billion to hedge variable cash flows associated with a variable rate loan pool through the first quarter of 2029. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of June 30, 2025, the Company determined the cash flow hedges remain highly effective. During the three and six months ended June 30, 2025, $2.3 million and $4.1 million of amortization expense on the premium was reclassified into interest income, respectively, compared to $1.0 million and $1.9 million during the three and six months ended June 30, 2024, respectively. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
Derivatives Not Designated as Hedging Instruments:
Client Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps, options, and other hedging contracts (collectively, "swaps") with commercial loan clients and other qualified client counterparties wishing to manage interest rate risk exposures. The Company then enters into offsetting hedging agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the clients and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of June 30, 2025, there were no fair value adjustments related to credit quality.
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
Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with clients to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Company then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the client agreements. The FX forwards with both the clients and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of June 30, 2025, there were no fair value adjustments related to credit quality.

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
At June 30, 2025 and December 31, 2024, there were 134 and 154 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's clients, respectively. The initial notional aggregate amount was approximately $0.5 billion and $0.6 billion at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the swap transactions remaining maturities ranged from under 1 year to 11 years. At June 30, 2025, none of these client swaps were in a paying position to third parties, with our swap guarantees having a fair value of $4.7 million. At December 31, 2024, none of these client swaps were in a paying position to third parties, with the Company's swap guarantees having a fair value of $5.5 million. For both periods, none of the Company's clients were in default of the swap agreements.
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
The Company had $2.9 million of derivatives with credit-risk-related contingent features in a net liability position as of June 30, 2025 and none at December 31, 2024. The Company was required to post collateral on these derivatives of $2.6 million as of June 30, 2025 compared to none as of December 31, 2024.
If the Company had breached any of these provisions at June 30, 2025, it could have been required to settle its obligations under the agreements at the termination value.
Other Derivative Posted Collateral
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $4.6 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements.

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

The following table shows segment results for the three months ended June 30, 2025 and 2024, and represent amounts included in management's reports that are regularly provided to the Company's CODM: Rodger Levenson, Chairman, President and Chief Executive Officer. The CODM evaluates performance based on pretax net income relative to resources used, and allocates resources based on these results.

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Income
External client revenues:
Interest income	$246,891	$—	$6,299	$253,190	$259,387	$—	$5,850	$265,237
Interest expense	66,142	—	7,553	73,695	79,681	—	11,107	90,788
Net interest income	180,749	—	(1,254)	179,495	179,706	—	(5,257)	174,449
Noninterest income	19,475	24,301	44,233	88,009	22,640	31,000	37,958	91,598
Total external client revenues	200,224	24,301	42,979	267,504	202,346	31,000	32,701	266,047
Inter-segment revenues:
Interest income	7,950	465	28,107	36,522	7,979	386	27,321	35,686
Interest expense	28,572	4,077	3,873	36,522	27,707	4,294	3,685	35,686
Net interest income	(20,622)	(3,612)	24,234	—	(19,728)	(3,908)	23,636	—
Noninterest income	9,105	452	304	9,861	8,488	478	264	9,230
Total inter-segment revenues	(11,517)	(3,160)	24,538	9,861	(11,240)	(3,430)	23,900	9,230
Total revenue	188,707	21,141	67,517	277,365	191,106	27,570	56,601	275,277
External client expenses:
Provision for credit losses	8,172	—	4,449	12,621	19,800	—	14	19,814
Noninterest expenses:
Salaries, benefits and other compensation	70,136	2,587	16,422	89,145	66,621	2,671	13,957	83,249
Occupancy expense	8,501	—	328	8,829	9,101	11	261	9,387
Equipment expense	11,290	—	2,488	13,778	9,398	—	2,214	12,054
Professional fees	3,456	—	2,755	6,211	2,982	—	1,669	4,781
Other segment items(1)	24,886	13,676	2,818	41,380	22,535	21,260	3,088	46,297
Total external client expenses	126,441	16,263	29,260	171,964	130,437	23,942	21,203	175,582
Inter-segment expenses:
Noninterest expenses	756	1,585	7,520	9,861	742	1,650	6,838	9,230
Total inter-segment expenses	756	1,585	7,520	9,861	742	1,650	6,838	9,230
Total expenses	127,197	17,848	36,780	181,825	131,179	25,592	28,041	184,812
Income before taxes	$61,510	$3,293	$30,737	$95,540	$59,927	$1,978	$28,560	$90,465
Income tax provision				23,319				21,257
Consolidated net income				72,221				69,208
Net loss attributable to noncontrolling interest				(105)				(65)
Net income attributable to WSFS				$72,326				$69,273
Supplemental Information
Capital expenditures for the period ended	$1,774	$67	$135	$1,976	$2,173	$123	$428	$2,724
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

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External client revenues:
Interest income	491,768	—	12,300	504,068	515,520	—	11,339	526,859
Interest expense	134,075	—	15,282	149,357	154,760	—	22,372	177,132
Net interest income	357,693	—	(2,982)	354,711	360,760	—	(11,033)	349,727
Noninterest income	36,170	48,836	83,900	168,906	38,860	57,350	71,245	167,455
Total external client revenues	393,863	48,836	80,918	523,617	399,620	57,350	60,212	517,182
Inter-segment revenues:
Interest income	15,484	886	53,749	70,119	14,545	826	56,192	71,563
Interest expense	54,635	7,974	7,510	70,119	57,018	7,423	7,122	71,563
Net interest income	(39,151)	(7,088)	46,239	—	(42,473)	(6,597)	49,070	—
Noninterest income	17,327	850	518	18,695	15,761	913	471	17,145
Total inter-segment revenues	(21,824)	(6,238)	46,757	18,695	(26,712)	(5,684)	49,541	17,145
Total revenue	372,039	42,598	127,675	542,312	372,908	51,666	109,753	534,327
External client expenses:
Provision for credit losses	24,683	—	5,288	29,971	34,620	—	332	34,952
Noninterest expenses:
Salaries, benefits and other compensation	134,073	5,208	32,341	171,622	125,916	5,225	27,914	159,055
Occupancy expense	18,026	—	696	18,722	18,329	25	512	18,866
Equipment expense	21,336	—	5,170	26,506	18,096	—	3,772	22,746
Professional fees	6,641	—	4,268	10,909	5,648	—	3,402	9,262
Other segment items(1)	48,342	29,513	5,524	83,379	49,280	40,627	6,094	94,911
Total external client expenses	253,101	34,721	53,287	341,109	251,889	45,877	42,026	339,792
Inter-segment expenses:
Noninterest expenses	1,368	3,030	14,297	18,695	1,384	3,059	12,702	17,145
Total inter-segment expenses	1,368	3,030	14,297	18,695	1,384	3,059	12,702	17,145
Total expenses	254,469	37,751	67,584	359,804	253,273	48,936	54,728	356,937
Income before taxes	$117,570	$4,847	$60,091	182,508	$119,635	$2,730	$55,025	177,390
Income tax provision				44,420				42,459
Consolidated net income				138,088				134,931
Net loss attributable to noncontrolling interest				(134)				(103)
Net income attributable to WSFS				138,222				135,034
Supplemental Information
Capital expenditures for the period ended	3,795	109	503	4,407	6,393	123	441	6,957
The following table shows significant components of segment net assets as of June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Financial Condition
Cash and cash equivalents	$893,287	$400,218	$37,993	$1,331,498	$686,735	$424,907	$43,176	$1,154,818
Goodwill	753,586	—	131,638	885,224	753,586	—	132,312	885,898
Other segment assets	18,064,292	10,214	472,064	18,546,570	18,292,205	12,536	468,846	18,773,587
Total segment assets	$19,711,165	$410,432	$641,695	$20,763,292	$19,732,526	$437,443	$644,334	$20,814,303

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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were three repurchases for $0.8 million during the six months ended June 30, 2025 and two repurchases for $0.5 million during the same period in 2024.
Unfunded Lending Commitments
At June 30, 2025 and December 31, 2024, the Company had unfunded lending commitments of $2.8 billion. As of June 30, 2025 and December 31, 2024, the allowance for credit losses of unfunded lending commitments was $12.3 million and $12.5 million, respectively. A provision expense of $0.3 million and a provision release of $0.2 million were recognized during the three and six months ended June 30, 2025, respectively, compared to a provision release of $0.3 million and $0.6 million during the three and six months ended June 30, 2024, respectively.

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

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Net change in equity method investments	Total
Balance, March 31, 2025	$(467,752)	$(73,217)	$(3,876)	$(4,422)	$(207)	$(549,474)
Other comprehensive income (loss)	22,688	—	9	1,440	(16)	24,121
Less: Amounts reclassified from accumulated other comprehensive loss	—	3,267	(70)	—	—	3,197
Net current-period other comprehensive income (loss)	22,688	3,267	(61)	1,440	(16)	27,318
Balance, June 30, 2025	$(445,064)	$(69,950)	$(3,937)	$(2,982)	$(223)	$(522,156)

Balance, March 31, 2024	$(539,939)	$(87,854)	$(4,738)	$(4,836)	$460	$(636,907)
Other comprehensive (loss) income	(9,100)	—	(2)	(587)	(40)	(9,729)
Less: Amounts reclassified from accumulated other comprehensive loss	—	3,808	(50)	—	—	3,758
Net current-period other comprehensive (loss) income	(9,100)	3,808	(52)	(587)	(40)	(5,971)
Balance, June 30, 2024	$(549,039)	$(84,046)	$(4,790)	$(5,423)	$420	$(642,878)

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Net change in equity method investments	Total
Balance, December 31, 2024	$(537,789)	$(76,405)	$(3,815)	$(7,297)	$429	$(624,877)
Other comprehensive income (loss)	92,725	—	17	4,315	(652)	96,405
Less: Amounts reclassified from accumulated other comprehensive loss	—	6,455	(139)	—	—	6,316
Net current-period other comprehensive income (loss)	92,725	6,455	(122)	4,315	(652)	102,721
Balance, June 30, 2025	$(445,064)	$(69,950)	$(3,937)	$(2,982)	$(223)	$(522,156)

Balance, December 31, 2023	$(499,932)	$(91,523)	$(4,614)	$1,597	$481	$(593,991)
Other comprehensive (loss) income	(49,107)	—	(77)	(7,020)	(61)	(56,265)
Less: Amounts reclassified from accumulated other comprehensive loss	—	7,477	(99)	—	—	7,378
Net current-period other comprehensive (loss) income	(49,107)	7,477	(176)	(7,020)	(61)	(48,887)
Balance, June 30, 2024	$(549,039)	$(84,046)	$(4,790)	$(5,423)	$420	$(642,878)

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the tables below:

	Three Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2025	2024
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	4,299	5,011	Net interest income
Income taxes	(1,032)	(1,203)	Income tax provision
Net of tax	3,267	3,808
Amortization of defined benefit pension plan-related items:
Prior service credits	(19)	(19)
Actuarial gains	(73)	(47)
Total before tax	(92)	(66)	Salaries, benefits and other compensation
Income taxes	22	16	Income tax provision
Net of tax	(70)	(50)
Total reclassifications	$3,197	$3,758

	Six Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Income
	2025	2024
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	8,494	9,838	Net interest income
Income taxes	(2,039)	(2,361)	Income tax provision
Net of tax	6,455	7,477
Amortization of defined benefit pension plan-related items:
Prior service credits	(38)	(38)
Actuarial gains	(145)	(92)
Total before tax	(183)	(130)	Salaries, benefits and other compensation
Income taxes	44	31	Income tax provision
Net of tax	(139)	(99)
Total reclassifications	$6,316	$7,378

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
On May 7, 2025, the Bank entered into a settlement agreement with Prophet Mortgage Opportunities, LP (Prophet) to resolve a complaint filed on November 16, 2022 against WSFS Bank and the RBSHD 2013-1 Trust in the United States District Court for the Southern District of New York alleging that the Bank, in its capacity as owner trustee and indenture trustee in a Residential Mortgage-Backed Securities (RMBS) trust, was responsible for certain actions directed by the trust’s majority certificate holder, which allegedly diminished the value of the notes and depleted the value of the trust’s assets. As previously disclosed, Prophet sought damages of not less than $40.0 million. Under the settlement agreement, the Bank incurred a loss of $1.5 million to fully settle the claims. The Bank recognized losses of $0.3 million and $0.5 million for the three and six months ended June 30, 2025, and $1.0 million in the fourth quarter of 2024.
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
18. SUBSEQUENT EVENTS
The Company evaluated subsequent events in accordance with ASC Topic 855 and determined that the following qualifies as a non-recognized subsequent event:
Sale of Upstart Portfolio
On July 8, 2025, the Company announced the completion of the sale of the majority of its remaining unsecured consumer lending portfolio generated through its partnership with Upstart Holdings, Inc. in a series of transactions. These loans were classified in Loans, held for sale on the unaudited Consolidated Statements of Financial Condition as of June 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $20.8 billion in assets and $92.4 billion in assets under management (AUM) and assets under administration (AUA) at June 30, 2025, WSFS Bank is the oldest and largest locally-managed bank and wealth management franchise headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 193 years. In addition to our focus on stellar client experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission and strategy is simple: “We Stand for Service.”
As of June 30, 2025, we had six consolidated subsidiaries: WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Capital Management®, LLC (BMCM), WSFS Wealth Management, LLC, WSFS SPE Services, LLC, and 601 Perkasie, LLC. On July 1, 2025, BMCM was renamed to Bryn Mawr Trust Advisors (BMTA). The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Our banking business had a total loan and lease portfolio of $12.6 billion as of June 30, 2025, which was funded primarily with deposits generated through commercial relationships and our consumer banking business. We have built a $9.8 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering a high level of service and flexibility, through acquisitions, and through our leasing business conducted by NewLane Finance®. NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking business specializing in a variety of residential mortgage and refinancing solutions. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide, and manages approximately $1.4 billion in total cash and services approximately 25,500 non-bank ATMs and 11,000 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, and deposit safe cash logistics. Cash Connect® also supports 582 owned or branded ATMs for WSFS Bank Clients, which is one of the largest branded ATM networks in our market.
Our Wealth and Trust business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients. Combined, these businesses had $92.4 billion of AUM and AUA at June 30, 2025.
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
As of June 30, 2025, we service our clients primarily from 115 offices located in Pennsylvania (58), Delaware (39), New Jersey (14), Florida (2) Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com and our mobile app.

Highlights and Other Notables Items for Three and Six Months Ended June 30, 2025
•Three Months Ended June 30, 2025
◦EPS was $1.27 and ROA was 1.39%, compared to $1.16 and 1.34% for the three months ended June 30, 2024.
◦Net interest margin of 3.89%, compared to 3.85% for the three months ended June 30, 2024, driven by deposit repricing actions and reduction in wholesale funding, partially offset by lower loan yields.
◦The Wealth and Trust segment recognized noninterest income of $44.5 million, a 17% increase compared to the three months ended June 30, 2024.
◦WSFS transferred the majority of its remaining unsecured consumer lending portfolio generated through our partnership with Upstart to loans held for sale. The loans were subsequently sold in July 2025 to accelerate the disposition of this runoff portfolio.
◦During the quarter, WSFS recognized $2.3 million in revenue from our partnership with Spring EQ, LLC (Spring EQ) related to the annual earnout from the previously announced sale, recognized within Other income on the unaudited Consolidated Statements of Income.
◦WSFS repurchased 1,556,199 shares of common stock under the Company's share repurchase programs at an average price of $49.93 per share, for an aggregate purchase price of approximately $77.7 million, and paid quarterly dividends of $9.6 million, for a total capital return of $87.3 million.
◦The Bank and the Company continue to be well above well-capitalized across all measures of regulatory capital, with total common equity Tier 1 capital of 13.11% and 14.07%, respectively, and total risk-based capital of 14.35% and 15.86%, respectively.
•Six Months Ended June 30, 2025
◦The Board of Directors approved a 13% increase in the quarterly cash dividend to $0.17 per share of common stock as well as an incremental share repurchase authorization of 10% of outstanding shares as of March 31, 2025.
◦WSFS repurchased 2,583,413 shares of common stock under the Company's share repurchase programs at an average price of $50.90 per share, for an aggregate purchase price of approximately $131.5 million, and paid quarterly dividends of $18.4 million, for a total capital return of $149.9 million.
◦The allowance for credit losses (ACL) on loans and leases decreased $9.0 million when compared to December 31, 2024, primarily due to impacts from the transfer of the majority of the Upstart portfolio to loans held for sale.
◦WSFS completed the redemption of the $70.0 million of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) acquired from Bryn Mawr Trust using our operating cash flows.

FINANCIAL CONDITION
Total assets decreased $51.0 million to $20.8 billion at June 30, 2025 compared to December 31, 2024. This decrease is primarily comprised of the following:
•Net loans and leases held for investment decreased $188.3 million, primarily due to decreases of $164.6 million in consumer loans, driven by the transfer of the majority of the Upstart portfolio to loans held for sale and the runoff of the Spring EQ portfolio, and $119.1 million in commercial mortgages primarily due to several large payoffs.
•Other assets decreased $98.7 million, primarily due to decreases of $40.0 million in deferred taxes primarily due to increased market values on available-for-sale investment securities, $29.6 million in derivatives from our Capital Markets business due to changes in fair value, $26.0 million from receivables due to the settlement timing of ACH payments, and $19.4 million in lease right of use asset due to lease remeasurement activity, partially offset by a $25.3 million increase due to additional lower income housing tax credit investments.
•Total investment securities decreased $36.7 million:
◦Investment securities held-to-maturity decreased $20.8 million, primarily due to repayments, maturities and calls of $28.4 million, partially offset by $7.6 million of amortization of net unrealized losses on available-for-sale securities transferred to held-to-maturity.
◦Investment securities available-for-sale decreased $15.9 million, primarily due to maturities and calls of $191.3 million, partially offset by increased market values of $122.0 million and purchases of $54.9 million.
•Goodwill and intangible assets decreased $10.6 million primarily due to scheduled amortization of intangible assets.
•Total cash and cash equivalents increased $176.7 million, primarily due to increased deposits and runoff in the investment securities portfolios.
•Loans held for sale increased $108.2 million primarily due to the transfer of the Upstart portfolio mentioned above.
Total liabilities decreased $143.9 million to $18.1 billion at June 30, 2025 compared to December 31, 2024. This decrease is primarily comprised of the following:
•Other liabilities decreased $146.3 million, primarily due to a decrease of $112.3 million in collateral held on derivatives and derivative liabilities and $26.7 million in our accrued expenses primarily related to incentive payments made in the first quarter..
•Senior and subordinated debt decreased $69.9 million due to the redemption of the 2027 Notes.
•Client deposits increased $91.7 million primarily due to growth in Trust deposits.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited).
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS increased $93.0 million to $2.7 billion at June 30, 2025 compared to December 31, 2024. This increase was primarily due to $138.2 million of earnings and a decrease of $102.7 million in accumulated other comprehensive loss driven by market value increases on available-for-sale mortgage-backed securities, partially offset by $131.5 million from the repurchase of shares of common stock under our stock repurchase plan and the payment of dividends on our common stock of $18.4 million.
During the three months ended June 30, 2025, the Board of Directors approved a quarterly cash dividend of $0.17 per share of common stock. This dividend will be paid on August 22, 2025 to stockholders of record as of August 8, 2025.
Book value per share of common stock was $47.71 at June 30, 2025, an increase of $3.56 from $44.15 at December 31, 2024. Tangible book value per share of common stock (a non-GAAP financial measure) was $30.32 at June 30, 2025, an increase of $3.02 from $27.30 at December 31, 2024.  We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of June 30, 2025:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,299,539	14.35%	$1,281,923	8.00%	$1,602,404	10.00%
WSFS Financial Corporation	2,541,461	15.86	1,281,985	8.00	1,602,482	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,100,885	13.11	961,442	6.00	1,281,923	8.00
WSFS Financial Corporation	2,254,661	14.07	961,489	6.00	1,281,985	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,100,885	13.11	721,082	4.50	1,041,562	6.50
WSFS Financial Corporation	2,254,661	14.07	721,117	4.50	1,041,613	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,100,885	10.29	816,943	4.00	1,021,179	5.00
WSFS Financial Corporation	2,254,661	11.04	817,157	4.00	1,021,446	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of June 30, 2025, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, WSFS separately held $382.3 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

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
As of June 30, 2025, the Company had $1.3 billion in cash, cash equivalents, and restricted cash. As of June 30, 2025, our estimated uninsured deposits were $6.6 billion, or 38% of total client deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $5.4 billion, or 31% of total client deposits.
As of June 30, 2025, the Company had a readily available, secured borrowing capacity of $5.6 billion from the FHLB and $2.4 billion through the Federal Reserve Discount Window. In addition, the Company had $1.0 billion in unpledged securities that could be used to support additional borrowings and $0.7 billion of cash deposited with the Federal Reserve Bank.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At June 30, 2025, we had $179.7 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 20 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases, see Note 8 to the unaudited Consolidated Financial Statements. At June 30, 2025, we had obligations for principal payments on long-term debt including $51.0 million of FHLB advances, $67.0 million for our trust preferred borrowings, due June 1, 2035, $23.9 million for our trust preferred borrowings, due December 15, 2034, and $150.0 million for our senior debt, due December 15, 2030. We are also contractually obligated to make interest payments on our long-term debt through their respective maturities.
Commitments to extend credit provide for financing on predetermined terms as long as the client continues to meet specific criteria. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2025, the Company had total commitments to extend credit, including cancellable commitments, of $4.2 billion, which are generally one year commitments.

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
The following table shows our nonperforming assets, past due loans, and troubled loans at the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccruing loans(1):
Commercial and industrial	$38,476	$61,809
Owner-occupied commercial	6,142	4,710
Commercial mortgages	24,115	22,223
Construction	28,505	25,600
Residential	4,538	5,011
Consumer	3,460	2,828
Total nonaccruing loans	105,236	122,181
Other real estate owned	930	5,204
Total nonperforming assets	$106,166	$127,385
Past due loans:
Commercial	$10,351	$1,812
Residential	75	15
Consumer(2)(3)	12,586	7,375
Total past due loans	$23,012	$9,202
Troubled loans(4):
Commercial	$190,402	$143,904
Residential	140	144
Consumer	5,374	7,240
Total troubled loans	$195,916	$151,288
Ratio of allowance for credit losses to total loans and leases(5)	1.43%	1.48%
Ratio of nonaccruing loans to total gross loans and leases(6)	0.81	0.93
Ratio of nonperforming assets to total assets	0.51	0.61
Ratio of allowance for credit losses to nonaccruing loans(7)	177	160
Ratio of allowance for credit losses to total nonperforming assets(8)	175	153
(1)Includes nonaccruing troubled loans and loans held for sale.
(2)Includes U.S. government guaranteed student loans with little risk of credit loss.
(3)Includes past due loans held for sale.
(4)Includes troubled loans held for sale.
(5)Reflects allowance for credit losses related to loans and leases over the amortized cost of the total portfolio.
(6)Total loans exclude loans held for sale and reverse mortgages.
(7)Includes loans held for sale.
(8)Excludes acquired purchase credit deteriorated loans.
Nonperforming assets decreased $21.2 million between December 31, 2024 and June 30, 2025. This decrease was primarily driven by the charge-off of an existing nonperforming C&I loan to a fund that is invested in office properties and the resolution of a C&I loan for a long-term care facility, partially offset by the migration of a land development loan. The ratio of nonperforming assets to total assets decreased from 0.61% at December 31, 2024 to 0.51% at June 30, 2025.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Beginning balance	$127,385	$75,754
Additions	40,810	64,648
Collections	(17,251)	(55,521)
Transfers to accrual	(1,102)	(216)
Charge-offs	(43,676)	(19,289)
Ending balance	$106,166	$65,376
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
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At June 30, 2025, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $941.6 million. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 110.81% at June 30, 2025 compared with 105.28% at December 31, 2024. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 4.54% at June 30, 2025 compared with 2.26% at December 31, 2024.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	16.2%	20.01%	14.9%	18.60%
+200	10.7%	19.99%	9.8%	19.15%
+100	5.2%	19.89%	4.8%	19.82%
+50	2.5%	19.79%	2.3%	20.05%
+25	1.2%	19.74%	1.1%	20.17%
—	—%	19.69%	—%	20.31%
-25	(1.0)%	19.59%	(0.9)%	20.32%
-50	(1.9)%	19.48%	(1.7)%	20.33%
-100	(3.5)%	19.25%	(3.2)%	20.30%
'-200	(6.5)%	18.43%	(6.1)%	19.70%
'-300	(9.6)%	17.08%	(9.0)%	18.30%
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

RESULTS OF OPERATIONS
Three months ended June 30, 2025: Net income attributable to WSFS for the three months ended June 30, 2025 was $72.3 million, compared to $69.3 million for the three months ended June 30, 2024.
•Net interest income increased $5.0 million driven by lower wholesale funding and deposit costs as well as higher cash balances from deposit growth, partially offset by lower loan yields. See “Net Interest Income” for further information.
•Our provision for credit losses decreased $7.2 million primarily due to a reduction in the allowance for credit losses upon transfer of Upstart loans to held for sale . See “Allowance for Credit Losses” for further information.
•Noninterest income decreased $3.6 million, driven by a decrease in Cash Connect®, a gain due to the reduction of our Visa B derivative liability established from our previous sale of 360,000 shares in the second quarter of 2020 recognized in 2024, and a decrease in capital markets income, partially offset by increases in Wealth and Trust fees and higher fee income on derivative collateral held. See “Noninterest Income” for further information.
•Noninterest expense increased $3.6 million, primarily due to higher salaries and benefits from talent additions in key business lines and performance-based increases, as well as increases in loan workout and other credit costs, and equipment expenses. The increase was partially offset by decrease in Cash Connect® external funding costs and one-time insurance recoveries at Cash Connect® primarily related to losses associated with a client termination in 4Q 2024. See “Noninterest Expense” for further information.
•Income tax provision increased $2.1 million, primarily due to certain tax credits in 2024. See "Income Taxes' for further information.
Six months ended June 30, 2025: Net income for the six months ended June 30, 2025 was $138.2 million, compared to $135.0 million for the six months ended June 30, 2024.
•Net interest income increased $5.0 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the reasons described above. See “Net Interest Income” for further information.
•Our provision for credit losses for the six months ended June 30, 2025 decreased $5.0 million compared to the six months ended June 30, 2024, due to the reasons described above. See “Allowance for Credit Losses” for further information.
•Noninterest income for the six months ended June 30, 2025 increased $1.5 million compared to the six months ended June 30, 2024, primarily due to increases from Wealth and Trust fee income and higher fee income on derivative collateral held, partially offset by declines in Cash Connect®, the gain related to our Visa B derivative liability in 2024 mentioned above, and capital markets income. See “Noninterest Income” for further information.
•Noninterest expense increased $6.3 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to higher salaries and benefits due to the reasons described above, loan workout costs, and equipment expenses. The increase was partially offset by decreases in other operating expense driven by lower Cash Connect® external funding costs. See “Noninterest Expense” for further information.
•Income tax provision for the six months ended June 30, 2025 increased $2.0 million compared to the six months ended June 30, 2024, primarily due to the reasons described above. See "Income Taxes' for further information.

Net Interest Income
The following tables provide information concerning the average balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,263,533	$88,226	6.74%	$5,115,017	$91,001	7.17%
Commercial real estate loans	4,808,177	78,400	6.54	4,968,847	88,852	7.19
Residential loans	965,480	12,935	5.36	892,139	10,995	4.93
Consumer loans	1,997,285	35,096	7.05	2,088,180	39,019	7.52
Loans held for sale	96,517	1,348	5.60	42,010	948	9.08
Total loans and leases	13,130,992	216,005	6.60	13,106,193	230,815	7.09
Mortgage-backed securities(3)	4,148,820	24,531	2.37	4,335,831	25,784	2.38
Investment securities(3)	366,391	2,186	2.70	361,093	2,183	2.70
Other interest-earning assets	934,152	10,468	4.49	469,120	6,455	5.53
Total interest-earning assets	$18,580,355	$253,190	5.48%	$18,272,237	$265,237	5.85%
Allowance for credit losses	(188,252)			(195,557)
Cash and due from banks	188,300			308,226
Cash in non-owned ATMs	390,275			339,430
Bank-owned life insurance	36,042			41,067
Other noninterest-earning assets	1,898,721			2,020,925
Total assets	$20,905,441			$20,786,328
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,829,653	$7,337	1.04%	$2,807,761	$8,107	1.16%
Savings	1,445,123	1,609	0.45	1,553,044	1,774	0.46
Money market	5,437,897	41,120	3.03	5,172,682	46,390	3.61
Time deposits	2,094,572	20,058	3.84	1,937,265	20,422	4.24
Total interest-bearing deposits	11,807,245	70,124	2.38	11,470,752	76,693	2.69
Federal Home Loan Bank advances	84,007	949	4.53	25,742	359	5.61
Trust preferred borrowings	90,903	1,518	6.70	90,704	1,750	7.76
Senior and subordinated debt	148,708	1,089	2.93	218,478	2,441	4.47
Other borrowed funds(4)	19,428	15	0.31	816,919	9,545	4.70
Total interest-bearing liabilities	$12,150,291	$73,695	2.43%	$12,622,595	$90,788	2.89%
Noninterest-bearing demand deposits	5,438,692			4,835,912
Other noninterest-bearing liabilities	674,616			891,273
Stockholders’ equity of WSFS	2,652,257			2,446,371
Noncontrolling interest	(10,415)			(9,823)
Total liabilities and stockholders’ equity	$20,905,441			$20,786,328
Excess of interest-earning assets over interest-bearing liabilities	$6,430,064			$5,649,642
Net interest income		$179,495			$174,449
Interest rate spread			3.05%			2.96%
Net interest margin			3.89%			3.85%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

	Six months ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,249,600	$175,338	6.75%	$5,081,250	$179,531	7.12%
Commercial real estate loans	4,844,821	157,495	6.56	4,928,165	175,576	7.16
Residential loans	965,552	25,737	5.33	883,421	21,574	4.88
Consumer loans	2,029,365	71,745	7.13	2,064,785	77,247	7.52
Loans held for sale	73,849	2,442	6.67	38,458	1,590	8.31
Total loans and leases	13,163,187	432,757	6.64	12,996,079	455,518	7.05
Mortgage-backed securities(3)	4,164,171	49,276	2.37	4,405,932	51,681	2.35
Investment securities	365,042	4,372	2.72	363,234	4,367	2.68
Other interest-earning assets	788,100	17,663	4.52	556,434	15,293	5.53
Total interest-earning assets	$18,480,500	$504,068	5.51%	$18,321,679	$526,859	5.79%
Allowance for credit losses	(192,343)			(192,159)
Cash and due from banks	188,219			290,752
Cash in non-owned ATMs	384,726			291,690
Bank-owned life insurance	36,122			41,929
Other noninterest-earning assets	1,923,092			1,986,980
Total assets	$20,820,316			$20,740,871
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,841,888	$14,680	1.04%	$2,821,017	$15,473	1.10%
Savings	1,451,248	3,205	0.45	1,570,634	3,354	0.43
Money market	5,435,274	82,153	3.05	5,179,542	91,823	3.57
Client time deposits	2,103,470	41,190	3.95	1,886,344	38,660	4.12
Total interest-bearing client deposits	11,831,880	141,228	2.41	11,457,537	149,310	2.62
Brokered deposits	—	—	—	9,205	178	3.89
Total interest-bearing deposits	11,831,880	141,228	2.41	11,466,742	149,488	2.62
Federal Home Loan Bank advances	83,913	1,887	4.53	23,585	667	5.69
Trust preferred borrowings	90,878	3,041	6.75	90,680	3,506	7.78
Senior and subordinated debt	177,685	3,163	3.56	218,449	4,890	4.48
Other borrowed funds(4)	25,530	38	0.30	799,387	18,581	4.67
Total interest-bearing liabilities	$12,209,886	$149,357	2.47%	$12,598,843	$177,132	2.83%
Noninterest-bearing demand deposits	5,240,464			4,832,389
Other noninterest-bearing liabilities	735,518			857,053
Stockholders’ equity of WSFS	2,644,847			2,461,412
Noncontrolling interest	(10,399)			(8,826)
Total liabilities and stockholders’ equity	$20,820,316			$20,740,871
Excess of interest-earning assets over interest-bearing liabilities	$6,270,614			$5,722,836
Net interest and dividend income		$354,711			$349,727
Interest rate spread			3.04%			2.96%
Net interest margin			3.88%			3.85%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.
Three months ended June 30, 2025: During the three months ended June 30, 2025, net interest income increased $5.0 million from the three months ended June 30, 2024 driven by lower wholesale funding and deposit costs as well as higher cash balances from deposit growth. This increase was partially offset by lower loan yields due to rate cuts in the second half of 2024. Net interest margin was 3.89% for the second quarter of 2025, a 4 basis point increase compared to 3.85% for the second quarter of 2024. The increase was primarily due to 41bps from lower wholesale funding and deposit costs, partially offset by 37bps of lower asset yields.

Six months ended June 30, 2025: During the six months ended June 30, 2025, net interest income increased $5.0 million from the six months ended June 30, 2024 due to the reasons noted above. Net interest margin was 3.88% for the six months ended June 30, 2025, a 3 basis point increase compared to 3.85% for the six months ended June 30, 2024. The increase was due to a 31 basis point increase from lower wholesale funding and deposit costs, partially offset by a 28 basis point decrease from our loan yields.
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
During the three months ended June 30, 2025, we recorded a provision for credit losses of $12.6 million, a decrease of $7.2 million, compared to the provision for credit losses of $19.8 million for the three months ended June 30, 2024. This decrease was primarily due to a reduction in the allowance for credit losses upon transfer of Upstart loans to held for sale.
During the six months ended June 30, 2025, we recorded a provision for credit losses of $30.0 million, a decrease of $5.0 million, compared to the provision for credit losses of $35.0 million for the six months ended June 30, 2024. This decrease was primarily due to the reasons mentioned above.
The total allowance for credit losses decreased to $189.1 million at June 30, 2025 from $195.3 million at December 31, 2024 primarily due to the charge-off of a specific reserve on a commercial and industrial loan and the allowance release mentioned above, partially offset by additional reserve on accounts receivable for certain fee-based businesses. The ratio of allowance for credit losses to total loans and leases decreased to 1.43% at June 30, 2025 from 1.48% at December 31, 2024, due to a decrease of 11bps driven by the transfer of Upstart loans to held for sale and continued runoff of the portfolio, partially offset by a 6bps increase due to deterioration of the economic forecast.
The following tables detail the allocation of the ACL related to loans and leases and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of June 30, 2025
Allowance for credit losses	$52,121	$8,584	$54,775	$10,696	$18,301	$5,815	$36,012	$186,304
% of ACL to total ACL	28%	5%	29%	6%	10%	3%	19%	100%
Loan portfolio balance	$2,744,392	$1,947,594	$3,911,537	$857,631	$630,127	$976,462	$1,921,803	$12,989,546
% to total loans and leases	20%	15%	30%	7%	5%	8%	15%	100%
Three months ended June 30, 2025
Charge-offs	$1,832	$—	$197	$—	$4,376	$—	$10,816	$17,221
Recoveries	(1,865)	(5)	(2)	—	(714)	(50)	(4,818)	(7,454)
Net (recoveries) charge-offs	$(33)	$(5)	$195	$—	$3,662	$(50)	$5,998	$9,767
Average loan balance	$2,700,896	$1,931,683	$3,953,909	$854,267	$630,955	$961,114	$1,997,285	$13,030,109
Ratio of net charge-offs (recoveries) to average gross loans	NMF	NMF	0.02%	—%	2.33%	(0.02)%	1.20%	0.30%
Six months ended June 30, 2025
Charge-offs	$21,703	$—	$197	$—	$7,343	$—	$15,079	$44,322
Recoveries	(2,444)	(12)	(527)	—	(1,333)	(97)	(5,592)	(10,005)
Net charge-offs (recoveries)	$19,259	$(12)	$(330)	$—	$6,010	$(97)	$9,487	$34,317
Average loan balance	$2,666,595	$1,949,087	$3,984,866	$859,955	$633,917	$961,446	$2,029,365	$13,085,231
Ratio of net charge-offs (recoveries) to average gross loans	1.46%	NMF	(0.02)%	—%	1.91%	(0.02)%	0.94%	0.53%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of December 31, 2024
Allowance for credit losses	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
% of ACL to total ACL	29%	5%	25%	5%	8%	3%	25%	100%
Loan portfolio balance	$2,656,174	$1,973,645	$4,030,627	$832,093	$647,516	$961,426	$2,086,393	$13,187,874
% to total loans and leases	20%	15%	31%	6%	5%	7%	16%	100%
Year ended December 31, 2024
Charge-offs	$15,490	$177	$5,749	$—	$20,033	$125	$23,549	$65,123
Recoveries	(6,883)	(217)	(183)	—	(2,705)	(225)	(2,654)	(12,867)
Net charge-offs (recoveries)	$8,607	$(40)	$5,566	$—	$17,328	$(100)	$20,895	$52,256
Average loan balance	$2,586,833	$1,937,449	$3,991,686	$945,491	$637,036	$908,368	$2,088,699	$13,095,562
Ratio of net charge-offs (recoveries) to average gross loans	0.33%	NMF	0.14%	—%	2.72%	(0.01)%	1.00%	0.40%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 7 to the unaudited Consolidated Financial Statements and "Nonperforming Assets" above for further information.
Noninterest Income
Three months ended June 30, 2025: During the three months ended June 30, 2025, noninterest income was $88.0 million, a decrease of $3.6 million from $91.6 million during the three months ended June 30, 2024. The decrease was driven by a $6.7 million decline in Cash Connect®, primarily due to the lower rate environment and lower ATM bailment volume, a $3.4 million gain due to the reduction of our Visa B derivative liability established from our previous sale of 360,000 shares in 2Q 2020 recognized in 2024, and a $1.5 million decline in capital markets income, partially offset by a $6.3 million increase in Wealth and Trust fees and $1.7 million higher fee income on derivative collateral held.
Six months ended June 30, 2025: During the six months ended June 30, 2025, noninterest income was $168.9 million, an increase of $1.5 million from $167.5 million during the six months ended June 30, 2024. This increase was primarily driven by $12.7 million in Wealth and Trust fees and $2.4 million higher fee income on derivative collateral held, partially offset by declines of $8.6 million in the Cash Connect® segment for the reasons mentioned above, the $3.4 million gain related to our Visa B derivative liability in 2024 mentioned above, and $2.7 million in capital markets income.
For further information, see Note 3 to the unaudited Consolidated Financial Statements.
Noninterest Expense
Three months ended June 30, 2025: During the three months ended June 30, 2025, noninterest expense was $159.3 million, an increase of $3.6 million from $155.8 million for the three months ended June 30, 2024. The increase was primarily due to $5.9 million from salaries and benefits as a result of talent additions in key business areas and performance-based increases, $2.9 million related to loan workout and other credit costs, and $1.7 million from equipment expenses driven by technology costs, partially offset by a $5.1 million decrease in Cash Connect® external funding costs and $1.6 million of one-time insurance recoveries at Cash Connect® primarily related to losses associated with a client termination in 4Q 2024.
Six months ended June 30, 2025: During the six months ended June 30, 2025, noninterest expense was $311.1 million, an increase of $6.3 million from $304.8 million for the six months ended June 30, 2024. The increase was primarily due to $12.6 million in salaries and benefits due to the reasons mentioned above, $3.8 million from equipment expenses driven by technology costs, and $2.1 million related to loan workout costs, partially offset by a $12.9 million decrease in other operating expense driven by lower Cash Connect® external funding costs.

Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $23.3 million and $44.4 million during the three and six months ended June 30, 2025, respectively, compared to income tax expense of $21.3 million and $42.5 million for the same periods in 2024. The increase for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to certain tax credits in 2024.
Our effective tax rate was 24.4% and 24.3% for the three and six months ended June 30, 2025, respectively, compared to 23.5% and 23.9% for the three and six months ended June 30, 2024, respectively.
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

(Dollars and share amounts in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Stockholders’ equity of WSFS	$2,682,728	$2,589,752
Less: Goodwill and other intangible assets	977,546	988,160
Tangible common equity (numerator)	$1,705,182	$1,601,592
Shares of common stock outstanding (denominator)	56,235	58,657
Book value per share of common stock	$47.71	$44.15
Goodwill and other intangible assets	17.38	16.85
Tangible book value per share of common stock	$30.32	$27.30
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
Critical accounting estimates at June 30, 2025 did not significantly change from our critical accounting estimates at December 31, 2024, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS
Recent regulatory developments at June 30, 2025 did not significantly change from our recent regulatory developments at December 31, 2024, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below.
One Big Beautiful Bill Act (OBBBA)
The OBBBA, enacted on July 4, 2025, in the U.S., permanently extends some provisions of the Tax Cuts and Jobs Act and restores favorable tax treatment for certain business provisions. The legislation has multiple effective dates and we are assessing its impact on the Company.
Genius Act
On July 18, 2025, President Trump signed the Guiding and Establishing National Innovation for U.S. Stablecoins Act, or the “GENIUS Act,” into law, establishing a federal licensing and supervisory framework for payment stablecoins and their issuers. The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks' payment services, but may also create opportunities for banks to hold stablecoin reserve assets, custody stablecoins, or issue stablecoins. Several key provisions of the GENIUS Act require federal regulatory agencies to adopt implementing regulations, and the Act will take effect the earlier of 18 months after its enactment or 120 days after the agencies issue final implementing regulations. The Company continues to assess the impact of the GENIUS Act as the stablecoin industry evolves.
Community Reinvestment Act (CRA)
On October 24, 2023, the Federal Reserve, FDIC, and OCC issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. On July 16, 2025, the bank regulatory agencies issued a notice of proposed rulemaking to rescind the October 2023 final rule and restore the CRA framework that existed previously, which has remained in effect due to a preliminary injunction that stayed implementation of the October 2023 rule. The Bank received a rating of

“Satisfactory” in its most recent performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.
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
Bank Merger Act
On September 17, 2024, the OCC finalized a new Policy Statement Regarding Statutory Factors Under the Bank Merger Act (the “Policy Statement”), which updated the factors the OCC would apply in evaluating a proposed bank merger transaction. The Policy Statement could have potentially made it more difficult and/or costly for us to obtain OCC approval for an acquisition or otherwise resulted in more onerous conditions in approval orders than the OCC had previously imposed. On May 8, 2025, the OCC rescinded the Policy Statement. The United States Department of Justice has left in place its 2023 Merger Guidelines as a framework to review bank mergers and has not reinstated the 1995 Bank Merger Guidelines that it previously applied to bank mergers and which the Federal Reserve and OCC continue to apply. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger.
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
(b)Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2025.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2022, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of 6,358,727 shares of common stock, or 10% of its outstanding shares as of June 30, 2022. During the second quarter of 2025, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of 5,769,334 shares of common stock, or 10% of its outstanding shares as of March 31, 2025. Under the programs, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The programs are consistent with our intent to optimize capital levels through a mix of dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks and targeting a corporate Common Equity Tier 1 capital ratio of approximately 12%.
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2025.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	1,012,199	$47.98	1,012,199	7,021,775
May 1, 2025 - May 31, 2025	274,000	54.07	274,000	6,747,775
June 1, 2025 - June 30, 2025	270,000	53.07	270,000	6,477,775
Total	1,556,199	$49.93	1,556,199
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6.     Exhibits

Exhibit Number	Description of Document
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on July 31, 2025, is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date: July 31, 2025	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2025	/s/ David Burg
David Burg
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)