Form 10-Q
period 2025-09-30
WSFS FINANCIAL CORP
filed 2025-11-04
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 54,675,949 shares as of October 31, 2025.

WSFS FINANCIAL CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and exhibits hereto, contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify forward-looking statements. Such forward-looking statements are based on various assumptions (some of which may be beyond the Company’s control) and are subject to risks and uncertainties (which change over time) and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•volatile market conditions and uncertain economic trends in the United States generally and in financial markets, particularly in the markets in which the Company operates and in which its loans are concentrated, including potential recessionary and other unfavorable conditions and trends related to housing markets, costs of living, unemployment levels, interest rates, supply chain issues, the United States government shutdown, inflation, and economic growth;
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
•changes in the credit quality and strength of underlying collateral and the effect of such changes on the market value of the Company’s investment securities portfolio, which could impact market confidence in the Company's operations;
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
•changes in trade, monetary and fiscal policies and stimulus programs, laws and regulations and other activities of governments, agencies, and similar organizations, and the uncertainty of the short- and long-term impacts of such changes;
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
•any compounding effects or unexpected interactions of the risks discussed above; and
•other risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors” and in other documents filed by the Company with the Securities and Exchange Commission ("SEC") from time to time.

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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share and share data)	2025	2024	2025	2024
Interest income:
Interest and fees on loans and leases	$218,250	$235,977	$651,007	$691,495
Interest on mortgage-backed securities	24,202	25,348	73,478	77,029
Interest and dividends on investment securities:
Taxable	699	699	2,098	2,098
Tax-exempt	1,481	1,485	4,454	4,453
Other interest income	13,789	9,875	31,452	25,168
	258,421	273,384	762,489	800,243
Interest expense:
Interest on deposits	71,185	80,647	212,413	230,135
Interest on Federal Home Loan Bank advances	586	1,472	2,473	2,139
Interest on senior and subordinated debt	1,089	2,446	4,252	7,336
Interest on federal funds purchased	2	31	2	72
Interest on trust preferred borrowings	1,524	1,749	4,565	5,255
Interest on other borrowings	12	9,535	50	28,075
	74,398	95,880	223,755	273,012
Net interest income	184,023	177,504	538,734	527,231
Provision for credit losses	6,566	18,422	36,537	53,374
Net interest income after provision for credit losses	177,457	159,082	502,197	473,857
Noninterest income:
Credit/debit card and ATM income	18,487	24,621	55,539	68,165
Investment management and fiduciary income	41,272	36,648	124,327	107,182
Deposit service charges	7,001	6,837	20,556	19,820
Mortgage banking activities, net	2,091	2,067	6,232	5,931
Loan and lease fee income	2,089	1,513	4,984	4,742
Realized gain on sale of equity investments, net	939	56	957	2,186
Other income	14,592	18,416	42,782	49,587
	86,471	90,158	255,377	257,613
Noninterest expense:
Salaries, benefits and other compensation	91,661	86,124	263,283	245,179
Occupancy expense	8,498	9,595	27,220	28,461
Equipment expense	12,933	12,076	39,439	34,822
Data processing and operations expenses	5,045	4,985	14,750	13,452
Professional fees	4,942	3,819	15,851	13,081
Marketing expense	2,178	2,053	5,798	5,855
Loss on debt extinguishment	352	—	352	—
FDIC expenses	2,739	2,882	7,750	9,254
Loan workout and other credit costs	1,802	1,684	3,671	1,477
Corporate development expense	171	46	(99)	412
Restructuring expense	398	—	658	—
Other operating expense	32,337	40,459	95,521	116,570
	163,056	163,723	474,194	468,563
Income before taxes	100,872	85,517	283,380	262,907
Income tax provision	24,405	21,108	68,825	63,567
Net income	$76,467	$64,409	$214,555	$199,340
Less: Net income (loss) attributable to noncontrolling interest	18	(26)	(116)	(129)
Net income attributable to WSFS	$76,449	$64,435	$214,671	$199,469
Earnings per share:
Basic	$1.37	$1.09	$3.77	$3.34
Diluted	$1.37	$1.08	$3.75	$3.33
Weighted average shares of common stock outstanding:
Basic	55,804,955	59,185,848	56,976,693	59,788,212
Diluted	55,960,833	59,393,651	57,171,976	59,956,324

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$76,467	$64,409	$214,555	$199,340
Less: Net income (loss) attributable to noncontrolling interest	18	(26)	(116)	(129)
Net income attributable to WSFS	76,449	64,435	214,671	199,469
Other comprehensive income (loss):
Net change in unrealized gains on investment securities available-for-sale
Net unrealized gains arising during the period, net of tax expense of $14,019, $40,491, $43,301, and $24,984, respectively	44,395	128,223	137,120	79,116
Net change in securities held-to-maturity
Amortization of net unrealized losses on available-for-sale securities reclassified to held-to-maturity, net of tax expense of $1,063, $1,252, $3,103, and $3,613, respectively	3,370	3,965	9,825	11,442
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain and prior service cost, net of tax benefit of $20 and $17, $58, and $72, respectively	(62)	(53)	(184)	(229)
Net change in cash flow hedge
Net unrealized (loss) gain arising during the period, net of tax (benefit) expense of $(68), $3,386, $1,295, and $1,169, respectively	(215)	10,722	4,100	3,702
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax (benefit) expense of $(7), $1, $(213), and $(18), respectively	(21)	4	(673)	(57)
Total other comprehensive income	47,467	142,861	150,188	93,974
Total comprehensive income	$123,916	$207,296	$364,859	$293,443
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	September 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$1,199,540	$722,722
Cash in non-owned ATMs	364,733	430,320
Interest-bearing deposits in other banks including collateral (restricted cash) of $6,390 at September 30, 2025 and $1,701 at December 31, 2024	8,827	1,776
Total cash, cash equivalents, and restricted cash	1,573,100	1,154,818
Investment securities, available-for-sale (amortized cost of $4,029,355 at September 30, 2025 and $4,218,266 at December 31, 2024)	3,502,159	3,510,648
Investment securities, held-to-maturity, net of allowance for credit losses of $6 at September 30, 2025 and $7 at December 31, 2024 (fair value $886,182 at September 30, 2025 and $895,511 at December 31, 2024)	979,698	1,015,161
Other investments	17,715	18,184
Loans, held for sale at fair value	63,047	49,699
Loans and leases, net of allowance for credit losses of $183,230 at September 30, 2025 and $195,281 at December 31, 2024	12,777,336	12,996,218
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	20,149	11,805
Other real estate owned	439	5,204
Accrued interest receivable	79,512	84,671
Premises and equipment	82,748	86,028
Goodwill and intangible assets	973,677	988,160
Other assets, net of allowance for credit losses of $2,268 at September 30, 2025 and $– at December 31, 2024	770,835	893,707
Total assets	$20,840,415	$20,814,303
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,236,956	$4,987,753
Interest-bearing	11,989,262	12,042,055
Total deposits	17,226,218	17,029,808
FHLB advances	—	51,040
Trust preferred borrowings	90,981	90,834
Senior and subordinated debt	148,804	218,631
Other borrowed funds	15,314	23,102
Accrued interest payable	25,742	38,173
Other liabilities	590,575	783,339
Total liabilities	18,097,634	18,234,927
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 76,444,957 at September 30, 2025 and 76,264,211 at December 31, 2024	764	763
Capital in excess of par value	2,002,681	1,996,191
Accumulated other comprehensive loss	(474,689)	(624,877)
Retained earnings	2,058,283	1,871,523
Treasury stock at cost, 21,017,515 shares at September 30, 2025 and 17,607,002 shares at December 31, 2024	(833,766)	(653,848)
Total stockholders’ equity of WSFS	2,753,273	2,589,752
Noncontrolling interest	(10,492)	(10,376)
Total stockholders' equity	2,742,781	2,579,376
Total liabilities and stockholders' equity	$20,840,415	$20,814,303

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2025
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, June 30, 2025	76,425,414	$764	$1,999,338	$(522,156)	$1,991,330	$(786,548)	$2,682,728	$(10,510)	$2,672,218
Net income	—	—	—	—	76,449	—	76,449	18	76,467
Other comprehensive income	—	—	—	47,467	—	—	47,467	—	47,467
Cash dividend, $0.17 per share	—	—	—	—	(9,496)	—	(9,496)	—	(9,496)
Issuance of common stock including proceeds from exercise of common stock options (1)	19,543	—	228	—	—	—	228	—	228
Stock-based compensation expense	—	—	3,115	—	—	—	3,115	—	3,115
Repurchases of common stock (2)	—	—	—	—	—	(47,218)	(47,218)	—	(47,218)
Balance, September 30, 2025	76,444,957	$764	$2,002,681	$(474,689)	$2,058,283	$(833,766)	$2,753,273	$(10,492)	$2,742,781

	Nine Months Ended September 30, 2025
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2024	76,264,211	$763	$1,996,191	$(624,877)	$1,871,523	$(653,848)	$2,589,752	$(10,376)	$2,579,376
Net income (loss)	—	—	—	—	214,671	—	214,671	(116)	214,555
Other comprehensive income	—	—	—	150,188	—	—	150,188	—	150,188
Cash dividend, $0.49 per share	—	—	—	—	(27,911)	—	(27,911)	—	(27,911)
Issuance of common stock including proceeds from exercise of common stock options (3)	180,746	1	(2,952)	—	—	—	(2,951)	—	(2,951)
Stock-based compensation expense	—	—	9,442	—	—	—	9,442	—	9,442
Repurchases of common stock (4)	—	—	—	—	—	(179,918)	(179,918)	—	(179,918)
Balance, September 30, 2025	76,444,957	$764	$2,002,681	$(474,689)	$2,058,283	$(833,766)	$2,753,273	$(10,492)	$2,742,781
(1)Issuance of common stock includes 6,701 shares withheld to cover tax liabilities.
(2)Repurchases of common stock includes 827,100 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.
(3)Issuance of common stock includes 89,919 shares withheld to cover tax liabilities.
(4)Repurchases of common stock includes 3,410,513 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.

	Three Months Ended September 30, 2024
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, June 30, 2024	76,208,354	$762	$1,989,289	$(642,878)	$1,760,598	$(618,191)	$2,489,580	$(11,223)	$2,478,357
Net income (loss)	—	—	—	—	64,435	—	64,435	(26)	64,409
Other comprehensive income	—	—	—	142,861	—	—	142,861	—	142,861
Cash dividend, $0.15 per share	—	—	—	—	(8,890)	—	(8,890)	—	(8,890)
Issuance of common stock including proceeds from exercise of common stock options (1)	38,417	—	1,436	—	—	—	1,436	—	1,436
Stock-based compensation expense	—	—	2,813	—	—	—	2,813	—	2,813
Repurchases of common stock (2)	—	—	534	—	—	(14,505)	(13,971)	—	(13,971)
Balance, September 30, 2024	76,246,771	$762	$1,994,072	$(500,017)	$1,816,143	$(632,696)	$2,678,264	$(11,249)	$2,667,015

	Nine Months Ended September 30, 2024
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2023	76,095,094	$761	$1,984,746	$(593,991)	$1,643,657	$(557,537)	$2,477,636	$(7,821)	$2,469,815
Net income (loss)	—	—	—	—	199,469	—	199,469	(129)	199,340
Other comprehensive income	—	—	—	93,974	—	—	93,974	—	93,974
Cash dividend, $0.45 per share	—	—	—	—	(26,983)	—	(26,983)	—	(26,983)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(3,299)	(3,299)
Issuance of common stock including proceeds from exercise of common stock options (3)	151,677	1	336	—	—	—	337	—	337
Stock-based compensation expense	—	—	8,990	—	—	—	8,990	—	8,990
Repurchases of common stock (4)	—	—	—	—	—	(75,159)	(75,159)	—	(75,159)
Balance, September 30, 2024	76,246,771	$762	$1,994,072	$(500,017)	$1,816,143	$(632,696)	$2,678,264	$(11,249)	$2,667,015
(1)Issuance of common stock includes 1,610 shares withheld to cover tax liabilities.
(2)Repurchases of common stock includes 266,672 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.
(3)Issuance of common stock includes 51,714 shares withheld to cover tax liabilities.
(4)Repurchases of common stock includes 1,656,501 shares repurchased in connection with the Company's share repurchase program approved by the Board of Directors.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024

Operating activities:
Net income	$214,555	$199,340
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	36,537	53,374
Depreciation of premises and equipment, net	8,916	10,678
Accretion of fees and discounts, net	(19,259)	(17,825)
Amortization of intangible assets	11,571	11,784
Amortization of right-of-use lease assets	6,664	7,713
Decrease in operating lease liability	(8,096)	(8,115)
Income from mortgage banking activities, net	(6,232)	(5,931)
Loss on sale of other real estate owned and valuation adjustments, net	887	296
Stock-based compensation expense	9,442	8,990
Realized gain on sale of equity investments, net	(957)	(2,186)
Gain on sale of WSFS Wealth Management, LLC business	(386)	—
Deferred income tax benefit	11,537	(1,989)
Decrease (increase) in accrued interest receivable	5,159	(1,381)
Decrease (increase) in other assets	72,546	(28,889)
Origination of loans held for sale	(346,048)	(281,945)
Proceeds from sales of loans held for sale	369,741	229,224
(Increase) decrease in value of bank owned life insurance	(407)	376
Increase in capitalized interest, net	(1,681)	(1,038)
(Decrease) increase in accrued interest payable	(12,431)	26,734
Decrease in other liabilities	(184,604)	(38,351)
Net cash provided by operating activities	$167,454	$160,859
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	47,055	45,827
Purchases of investment securities available-for-sale	(100,351)	(51,641)
Repayments, maturities and calls of investment securities available-for-sale	286,976	262,808
Proceeds from bank-owned life insurance death benefit	241	112
Proceeds from bank-owned life insurance surrender	—	6,616
Net decrease (increase) in loans	166,963	(272,276)
Net cash from sale of WSFS Wealth Management, LLC business	2,425	—
Purchase of loans held-for-investment	—	(269,635)
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(366,045)	(360,603)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	357,701	358,504
Sales of other real estate owned	4,725	550
Investment in premises and equipment	(5,639)	(10,595)
Net cash provided by (used in) investing activities	$394,051	$(290,333)

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Financing activities:
Net increase (decrease) in demand and saving deposits	$240,482	$(352,369)
(Decrease) increase in time deposits	(51,885)	358,483
Decrease in brokered deposits	—	(51,676)
Receipts from FHLB advances	9,200,000	10,849,997
Repayments of FHLB advances	(9,251,040)	(10,806,839)
Receipts from federal funds purchased	—	380,001
Repayments of federal funds purchased	—	(380,001)
Receipts from Bank Term Funding Program	—	235,000
Repayments of Bank Term Funding Program	—	(100,000)
Distributions to noncontrolling shareholders	—	(3,299)
Cash dividend	(27,911)	(26,983)
Issuance of common stock including proceeds from exercise of common stock options	(2,951)	337
Redemption of senior and subordinated debt	(70,000)	—
Repurchases of common stock	(179,918)	(75,159)
Net cash (used in) provided by financing activities	$(143,223)	$27,492
Increase (decrease) in cash, cash equivalents, and restricted cash	418,282	(101,982)
Cash, cash equivalents, and restricted cash at beginning of period	1,154,818	1,092,900
Cash, cash equivalents, and restricted cash at end of period	$1,573,100	$990,918
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$236,186	$246,279
Income taxes(1)	50,227	56,638
Non-cash information:
Loans transferred to other real estate owned	$485	$282
Loans transferred to portfolio from held for sale at fair value	(32,854)	43,499
(1)Includes $11.4 million related to the purchase of renewable energy tax credits for the nine months ended September 30, 2025.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company), and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). As of September 30, 2025, the other subsidiaries of WSFS include The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Trust Advisors (BMTA), WSFS SPE Services, LLC, and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the United States (U.S.). The Company provides residential and commercial mortgage, commercial and consumer lending services, as well as consumer deposit and treasury management services. The Company's core banking business is commercial lending funded primarily by client-generated deposits. The Company also originates small business leases and provides commercial financing to businesses nationwide, primarily through NewLane Finance®. In addition, the Company offers a variety of wealth management and trust services to individuals, institutions and corporations. The Company provides ATM vault cash, smart safe and cash logistics services in the United States through our Cash Connect® business. The Federal Deposit Insurance Corporation (FDIC) insures the Company's clients’ deposits to their legal maximums. The Company serves its clients primarily from 114 offices located in Pennsylvania (58), Delaware (38), New Jersey (14), Florida (2),  Nevada (1) and Virginia (1), its ATM network, website at www.wsfsbank.com and mobile app. Information on the website is not incorporated by reference into this Quarterly Report on Form 10-Q.
Basis of Presentation
In preparing the unaudited Consolidated Financial Statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Amounts subject to significant estimates include the allowance for credit losses (including loans and leases held for investment, investment securities available-for-sale and held-to-maturity, as well as accounts receivable for fee businesses), loans held for sale, lending-related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and income taxes. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and/or intangible assets, the establishment of additional allowance and lending-related commitment reserves, changes in the fair value of financial instruments, as well as increased post-retirement benefits and income tax expense.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2024 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at September 30, 2025.
RECENT ACCOUNTING PRONOUNCEMENTS
The following accounting pronouncement was adopted by the Company during the three months ended September 30, 2025, but did not have a material impact on the unaudited Consolidated Financial Statements.
ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05): In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts when estimating expected credit losses. The amendments will be applied prospectively.
There were no other applicable material accounting pronouncements adopted by the Company since December 31, 2024.
Accounting Guidance Pending Adoption as of September 30, 2025
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09): In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. The Company is finalizing its assessment of this update and the impact on its disclosures and will adopt this guidance beginning with its Annual Report on Form 10-K for the year ending December 31, 2025.
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
ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06): In September 2025, the FASB issued ASU 2025-06, which clarifies the capitalization threshold on costs to develop software for internal use. This update removes the prescriptive and sequential software development stages (referred to as “project stages”) and requires entities to start capitalizing software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods on a prospective, modified transition, or a retrospective basis. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating this update to determine its impact on the Consolidated Financial Statements.

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Bailment fees	$13,609	$19,616	$41,065	$53,399
Interchange fees	4,038	4,046	11,862	11,770
Other card and ATM fees	840	959	2,612	2,996
Total credit/debit card and ATM income	$18,487	$24,621	$55,539	$68,165
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Trust fees	$31,511	$25,295	$91,902	$73,299
Wealth management and advisory fees	9,761	11,353	32,425	33,883
Total investment management and fiduciary income	$41,272	$36,648	$124,327	$107,182
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
Wealth management and advisory fees consists of fees from Bryn Mawr Trust®, BMTA, WSFS Wealth Management, LLC (for the three and six months ended June 30, 2025), and WSFS Wealth® Investments. Wealth management and advisory fees are based on revenue earned from services including asset management, financial planning, family office, and brokerage. The fees are based on the market value of assets, are assessed as a flat fee, or are brokerage commissions. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Service fees	$4,682	$4,649	$13,930	$13,533
Return and overdraft fees	2,026	1,867	5,721	5,315
Other deposit service fees	293	321	905	972
Total deposit service charges	$7,001	$6,837	$20,556	$19,820
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
Other income
The following table presents the components of other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Managed service fees	$4,914	$5,529	$14,796	$16,976
Currency preparation	1,691	1,915	5,152	5,514
ATM loss protection	659	834	1,963	2,577
Capital markets revenue	3,017	3,371	6,610	9,750
Miscellaneous products and services	4,311	6,767	14,261	14,770
Total other income	$14,592	$18,416	$42,782	$49,587
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
See Note 14 for further information about the disaggregation of noninterest income by segment.

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income attributable to WSFS	$76,449	$64,435	$214,671	$199,469
Denominator:
Weighted average basic shares	55,805	59,186	56,977	59,788
Dilutive potential common shares	156	208	195	168
Weighted average fully diluted shares	55,961	59,394	$57,172	$59,956
Earnings per share:
Basic	$1.37	$1.09	$3.77	$3.34
Diluted	$1.37	$1.08	$3.75	$3.33
Outstanding common stock equivalents having no dilutive effect	—	—	1	2
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

	September 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligations (CMO)	$490,692	$425	$74,326	$—	$416,791
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,154,279	1,892	410,013	—	2,746,158
Freddie Mac (FHLMC) MBS	117,850	54	8,357	—	109,547
Ginnie Mae (GNMA) MBS	45,594	44	2,740	—	42,898
Government-sponsored enterprises (GSE) agency notes	220,940	—	34,175	—	186,765
	$4,029,355	$2,415	$529,611	$—	$3,502,159
Held-to-Maturity Debt Securities(1)
FNMA MBS	$799,548	$—	$92,293	$—	$707,255
State and political subdivisions	180,156	504	1,727	6	178,927
	$979,704	$504	$94,020	$6	$886,182
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $87.6 million at September 30, 2025, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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
The scheduled maturities of available-for-sale debt securities at September 30, 2025 and December 31, 2024 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2025 (1)
Within one year	$46,291	$45,761
After one year but within five years	158,811	150,121
After five years but within ten years	483,677	429,792
After ten years	3,340,576	2,876,485
	$4,029,355	$3,502,159
December 31, 2024 (1)
Within one year	$16,833	$16,698
After one year but within five years	147,157	138,870
After five years but within ten years	487,921	409,908
After ten years	3,566,355	2,945,172
	$4,218,266	$3,510,648
(1)Actual maturities could differ from contractual maturities.
As of September 30, 2025, the Company’s available-for-sale investment securities consisted of 1,009 securities, 954 of which were in an unrealized loss position, and substantially all of the Company's available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The scheduled maturities of held-to-maturity debt securities at September 30, 2025 and December 31, 2024 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2025 (1)
Within one year	$1,420	$1,420
After one year but within five years	19,175	19,163
After five years but within ten years	68,957	68,957
After ten years	890,152	796,642
	$979,704	$886,182
December 31, 2024 (1)
Within one year	$—	$—
After one year but within five years	16,727	16,444
After five years but within ten years	51,671	50,451
After ten years	946,770	828,616
	$1,015,168	$895,511
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local governments, and government-sponsored MBS.
Investment securities with fair market values aggregating $3.7 billion and $3.3 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of September 30, 2025 and December 31, 2024, respectively.
During the nine months ended September 30, 2025 and 2024, the Company had no sales of debt securities categorized as available-for-sale.
As of September 30, 2025 and December 31, 2024, the Company's debt securities portfolio had remaining unamortized premiums of $42.1 million and $48.1 million, respectively, and unaccreted discounts of $17.1 million and $17.6 million, respectively.
For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at September 30, 2025.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$—	$—	$406,409	$74,326	$406,409	$74,326
FNMA MBS	36,195	167	2,598,550	409,846	2,634,745	410,013
FHLMC MBS	—	—	104,548	8,357	104,548	8,357
GNMA MBS	4,450	116	35,184	2,624	39,634	2,740
GSE agency notes	—	—	186,765	34,175	186,765	34,175
	$40,645	$283	$3,331,456	$529,328	$3,372,101	$529,611

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
The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of September 30, 2025.
At September 30, 2025 and December 31, 2024, held-to-maturity debt securities had an amortized cost basis of $1.0 billion. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its non-government and non-agency securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of September 30, 2025, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$180,156
Not rated	799,548	—
Ending balance	$799,548	$180,156
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2024, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$183,843
Not rated	831,325	—
Ending balance	$831,325	$183,843

The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS debt securities for the nine months ended September 30, 2025 and 2024. The following table presents the activity in the allowance for credit losses for state and political subdivisions debt securities for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Allowance for credit losses:
Beginning balance	$6	$7	$7	$8
Release of credit losses	—	—	(1)	(1)
Ending balance	$6	$7	$6	$7
Accrued interest receivable of $3.0 million and $3.6 million as of September 30, 2025 and December 31, 2024, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of September 30, 2025 and December 31, 2024.
Equity Investments
The Company had equity investments of $17.7 million and $18.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company recognized realized gains of $0.9 million and $1.0 million related to our equity investments for the three and nine months ended September 30, 2025, respectively. The Company recognized realized gains of $0.1 million and $2.2 million related to our equity investments for the three and nine months ended September 30, 2024, respectively.

6. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$2,625,152	$2,656,174
Owner-occupied commercial	1,922,767	1,973,645
Commercial mortgages	3,855,971	4,030,627
Construction	1,003,986	832,093
Commercial small business leases	617,256	647,516
Residential(1)	1,038,656	965,051
Consumer(2)	1,896,778	2,086,393
	12,960,566	13,191,499
Less:
Allowance for credit losses	183,230	195,281
Net loans and leases	$12,777,336	$12,996,218
(1) Includes reverse mortgages at fair value of $5.3 million at September 30, 2025 and $3.6 million at December 31, 2024.
(2) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $64.0 million and $67.5 million at September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of the total allowance for credit losses for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025				Nine months ended September 30, 2025
(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Allowance for credit losses
Beginning balance	$186,304	$6	$2,811	$189,121	$195,281	$7	$—	$195,288
Charge-offs	(12,353)	—	(1,019)	(13,372)	(48,020)	—	(2,840)	(50,860)
Recoveries	3,267	—	748	4,015	13,272	—	748	14,020
Charge-offs arising from transfer of loans to held for sale	(826)	—	—	(826)	(9,481)	—	—	(9,481)
Provision (release)	6,838	—	(272)	6,566	32,178	(1)	4,360	36,537
Ending balance	$183,230	$6	$2,268	$185,504	$183,230	$6	$2,268	$185,504

	Three months ended September 30, 2024				Nine months ended September 30, 2024
(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Allowance for credit losses
Beginning balance	$198,253	$7	$—	$198,260	$186,126	$8	$—	$186,134
Charge-offs	(23,101)	—	—	(23,101)	(52,532)	—	—	(52,532)
Recoveries	3,916	—	—	3,916	10,521	—	—	10,521
Provision (release)	18,422	—	—	18,422	53,375	(1)	—	53,374
Ending balance	$197,490	$7	$—	$197,497	$197,490	$7	$—	$197,497
(1)See Note 5 for further detail on the HTM securities allowance.

Allowance for Credit Losses Related to Loans and Leases
The following tables provide the activity of allowance for credit losses and loan balances for our loan and lease portfolio for the three and nine months ended September 30, 2025 and 2024. For the three and nine months ended September 30, 2025, the decrease was primarily due to the resolution of several problem loans as well as the Upstart loan sale.

(Dollars in thousands)	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended September 30, 2025
Allowance for credit losses
Beginning balance	$52,121	$8,584	$54,775	$10,696	$18,301	$5,815	$36,012	$186,304
Charge-offs	(7,363)	(4)	(43)	—	(3,860)	—	(1,083)	(12,353)
Recoveries	1,541	4	—	—	932	43	747	3,267
Charge-offs arising from transfer of loans to held for sale	—	—	—	—	—	—	(826)	(826)
Provision (release)	3,330	(273)	(6,122)	6,478	1,892	594	939	6,838
Ending balance	$49,629	$8,311	$48,610	$17,174	$17,265	$6,452	$35,789	$183,230
Nine months ended September 30, 2025
Allowance for credit losses
Beginning balance	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
Charge-offs	(28,514)	(4)	(240)	—	(11,203)	—	(8,059)	(48,020)
Recoveries	3,985	16	527	—	2,265	140	6,339	13,272
Charge-offs arising from transfer of loans to held for sale	(552)	—	—	—	—	—	(8,929)	(9,481)
Provision (release)	17,579	(840)	(639)	7,989	10,238	746	(2,895)	32,178
Ending balance	$49,629	$8,311	$48,610	$17,174	$17,265	$6,452	$35,789	$183,230
Period-end allowance allocated to:
Loans evaluated on an individual basis	$—	$—	$—	$6,069	$—	$—	$—	$6,069
Loans evaluated on a collective basis	49,629	8,311	48,610	11,105	17,265	6,452	35,789	177,161
Ending balance	$49,629	$8,311	$48,610	$17,174	$17,265	$6,452	$35,789	$183,230
Period-end loan balances:
Loans evaluated on an individual basis	$14,986	$6,672	$3,145	$29,381	$—	$8,149	$3,024	$65,357
Loans evaluated on a collective basis	2,610,166	1,916,095	3,852,826	974,605	617,256	1,025,194	1,893,754	12,889,896
Ending balance	$2,625,152	$1,922,767	$3,855,971	$1,003,986	$617,256	$1,033,343	$1,896,778	$12,955,253
(1)Period-end loan balance excludes reverse mortgages at fair value of $5.3 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner - occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended September 30, 2024
Allowance for credit losses
Beginning balance	$56,516	$9,668	$46,831	$9,198	$16,218	$5,057	$54,765	$198,253
Charge-offs	(11,277)	(177)	(205)	—	(5,451)	(8)	(5,983)	(23,101)
Recoveries	2,481	4	79	—	664	44	644	3,916
Provision (release)	9,075	292	2,284	(850)	3,943	370	3,308	18,422
Ending balance	$56,795	$9,787	$48,989	$8,348	$15,374	$5,463	$52,734	$197,490
Nine months ended September 30, 2024
Allowance for loan losses
Beginning balance	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
Charge-offs	(13,659)	(177)	(5,137)	—	(15,191)	(109)	(18,259)	(52,532)
Recoveries	5,983	209	183	—	2,086	176	1,884	10,521
Provision (release)	15,077	(964)	17,888	(2,414)	13,309	(87)	10,566	53,375
Ending balance	$56,795	$9,787	$48,989	$8,348	$15,374	$5,463	$52,734	$197,490
Period-end allowance allocated to:
Loans evaluated on an individual basis	$8,529	$—	$—	$—	$—	$—	$—	$8,529
Loans evaluated on a collective basis	48,266	9,787	48,989	8,348	15,374	5,463	52,734	188,961
Ending balance	$56,795	$9,787	$48,989	$8,348	$15,374	$5,463	$52,734	$197,490
Period-end loan balances:
Loans evaluated on an individual basis	$64,972	$6,465	$7,449	$3,308	$—	$8,442	$2,981	$93,617
Loans evaluated on a collective basis	2,574,294	1,997,257	4,141,600	802,549	645,421	929,152	2,135,098	13,225,371
Ending balance	$2,639,266	$2,003,722	$4,149,049	$805,857	$645,421	$937,594	$2,138,079	$13,318,988
(1)Period-end loan balance excludes reverse mortgages at fair value of $3.2 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	September 30, 2025
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial(1)	$3,252	$1,169	$4,421	$2,605,889	$14,842	$—	$2,625,152
Owner-occupied commercial	4,065	387	4,452	1,911,813	6,502	—	1,922,767
Commercial mortgages	7,477	1,586	9,063	3,843,763	3,145	—	3,855,971
Construction	—	—	—	974,605	2,621	26,760	1,003,986
Commercial small business leases	7,122	754	7,876	609,380	—	—	617,256
Residential(2)	4,533	189	4,722	1,023,729	4,892	—	1,033,343
Consumer(3)	9,061	10,210	19,271	1,874,467	3,040	—	1,896,778
Total	$35,510	$14,295	$49,805	$12,843,646	$35,042	$26,760	$12,955,253
% of Total Loans	0.27%	0.11%	0.38%	99.14%	0.27%	0.21%	100%
(1)Excludes $10.3 million of nonaccruing loans held for sale.
(2)Residential accruing current balances excludes reverse mortgages at fair value of $5.3 million.
(3)Includes $15.2 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

	December 31, 2024
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$1,482	$488	$1,970	$2,592,395	$43,206	$18,603	$2,656,174
Owner-occupied commercial	706	196	902	1,968,033	4,710	—	1,973,645
Commercial mortgages	2,621	562	3,183	4,005,221	22,223	—	4,030,627
Construction	—	—	—	806,493	25,600	—	832,093
Commercial small business leases	8,409	566	8,975	638,541	—	—	647,516
Residential(1)	4,262	15	4,277	952,138	5,011	—	961,426
Consumer(2)	18,086	7,375	25,461	2,058,104	2,828	—	2,086,393
Total	$35,566	$9,202	$44,768	$13,020,925	$103,578	$18,603	$13,187,874
% of Total Loans	0.27%	0.07%	0.34%	98.73%	0.79%	0.14%	100%
(1)Residential accruing current balances excludes reverse mortgages, at fair value of $3.6 million.
(2)Includes $15.6 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial(1)	$6,788	$8,054	$41,105	$20,704
Owner-occupied commercial	6,502	—	4,710	—
Commercial mortgages	3,145	—	22,223	—
Construction	29,381	—	25,600	—
Residential(2)	4,892	—	5,011	—
Consumer(3)	3,014	26	2,828	—
Total	$53,722	$8,080	$101,477	$20,704
(1)Excludes $10.3 million of nonaccruing loans held for sale.
(2)Excludes reverse mortgages at fair value.
(3)Includes home equity lines of credit.
As of September 30, 2025, there were 30 residential loans and 34 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $5.6 million and $43.0 million, respectively. As of December 31, 2024, there were 31 residential loans and 15 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $5.6 million and $6.6 million, respectively. Loan workout and other real estate owned (OREO) expenses (recoveries) were $1.1 million and $3.3 million during the three and nine months ended September 30, 2025, respectively, and $0.8 million and $0.7 million during three and nine months ended September 30, 2024, respectively. Loan workout and OREO expenses are included in Loan workout and other credit costs on the unaudited Consolidated Statements of Income.

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of September 30, 2025.

	Term Loans Amortized Cost Basis by Origination Year(1)(2)
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial:
Risk Rating
Pass	$512,106	$599,556	$376,825	$249,644	$75,397	$320,403	$7,889	$277,683	$2,419,503
Special mention	8,755	2,904	6,690	14,414	826	4,149	—	3,133	40,871
Substandard or Lower	52,491	30,376	8,716	6,432	3,539	31,392	25	31,807	164,778
	$573,352	$632,836	$392,231	$270,490	$79,762	$355,944	$7,914	$312,623	$2,625,152
Current-period gross charge-offs	$20	$5,888	$1,635	$1,664	$13,390	$6,469	$—	$—	$29,066
Owner-occupied commercial:
Risk Rating
Pass	$185,776	$247,043	$255,409	$182,827	$191,648	$468,775	$—	$266,597	$1,798,075
Special mention	2,126	—	691	1,384	1,249	26,218	—	7,859	39,527
Substandard or Lower	2,989	5,712	15,975	10,612	9,522	30,843	—	9,512	85,165
	$190,891	$252,755	$272,075	$194,823	$202,419	$525,836	$—	$283,968	$1,922,767
Current-period gross charge-offs	$—	$—	$4	$—	$—	$—	$—	$—	$4
Commercial mortgages:
Risk Rating
Pass	$381,971	$408,112	$556,056	$348,303	$365,412	$1,025,437	$—	$569,406	$3,654,697
Special mention	18,921	739	1,611	—	4,159	46,134	—	23,740	95,304
Substandard or Lower	15,417	8,529	2,602	15,303	1,518	51,883	—	10,718	105,970
	$416,309	$417,380	$560,269	$363,606	$371,089	$1,123,454	$—	$603,864	$3,855,971
Current-period gross charge-offs	$—	$34	$9	$—	$—	$197	$—	$—	$240
Construction:
Risk Rating
Pass	$330,722	$273,830	$192,867	$73,666	$4,384	$10,909	$—	$54,602	$940,980
Special mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	32,852	5,435	22,099	—	—	—	—	2,620	63,006
	$363,574	$279,265	$214,966	$73,666	$4,384	$10,909	$—	$57,222	$1,003,986
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial small business leases:
Risk Rating
Performing	$147,082	$200,265	$138,961	$80,540	$29,661	$20,747	$—	$—	$617,256
Nonperforming	—	—	—	—	—	—	—	—	—
	$147,082	$200,265	$138,961	$80,540	$29,661	$20,747	$—	$—	$617,256
Current-period gross charge-offs	$357	$2,148	$3,980	$3,143	$1,343	$232	$—	$—	$11,203
Residential(3):
Risk Rating
Performing	$158,264	$162,100	$151,244	$60,257	$87,089	$406,084	$—	$—	$1,025,038
Nonperforming	—	—	116	—	3,453	4,736	—	—	8,305
	$158,264	$162,100	$151,360	$60,257	$90,542	$410,820	$—	$—	$1,033,343
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer(4):
Risk Rating
Performing	$49,579	$229,171	$247,427	$338,060	$90,955	$260,397	$668,228	$9,937	$1,893,754
Nonperforming	—	—	155	234	—	78	2,343	214	3,024
	$49,579	$229,171	$247,582	$338,294	$90,955	$260,475	$670,571	$10,151	$1,896,778
Current-period gross charge-offs	$9,212	$558	$1,758	$3,647	$1,082	$731	$—	$—	$16,988
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
Residential(3):
Risk Rating
Performing	$170,647	$176,923	$62,833	$92,574	$49,994	$399,981	$—	$—	$952,952
Nonperforming	—	120	360	3,468	983	3,543	—	—	8,474
	$170,647	$177,043	$63,193	$96,042	$50,977	$403,524	$—	$—	$961,426
Current-period gross charge-offs	$—	$—	$—	$—	$—	$125	$—	$—	$125
Consumer(4):
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
The following tables show the period-end amortized cost basis of troubled loans modified during the three and nine months ended September 30, 2025 and 2024, disaggregated by portfolio segment and type of modification granted:

	Three Months Ended September 30, 2025
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Total	% of Total Loan Category
Commercial and industrial	$15,895	$—	$272	$16,167	0.62%
Owner-occupied commercial	484	—	3,011	3,495	0.18%
Commercial mortgages	19,158	—	—	19,158	0.50%
Construction	1,714	—	—	1,714	0.17%
Consumer(1)	271	136	6	413	0.02%
Total	$37,522	$136	$3,289	$40,947	0.32%

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Total	% of Total Loan Category
Commercial and industrial	$18,235	$2,500	$302	$21,037	0.80%
Owner-occupied commercial	610	739	3,011	4,360	0.23%
Commercial mortgages	50,410	—	6,570	56,980	1.48%
Construction	28,474	—	—	28,474	2.84%
Consumer(1)	273	327	399	999	0.05%
Total	$98,002	$3,566	$10,282	$111,850	0.86%
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	Three months ended September 30, 2024
(Dollars in thousands)	Term Extension	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$7,021	$—	$15,157	$—	$28	$22,206	0.84%
Commercial mortgages	14,557	—	—	—	—	14,557	0.35%
Construction	18,120	—	—	—	—	18,120	2.25%
Residential	—	121	25	—	—	146	0.02%
Consumer(1)	307	—	879	1,234	—	2,420	0.11%
Total	$40,005	$121	$16,061	$1,234	$28	$57,449	0.43%

	Nine Months Ended September 30, 2024
(Dollars in thousands)	Term Extension	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$66,728	$—	$16,028	$755	$28	$83,539	3.17%
Commercial mortgages	14,557	—	—	—	—	14,557	0.35%
Construction	21,294	—	—	—	—	21,294	2.64%
Residential	—	121	25	—	—	146	0.02%
Consumer(1)	717	—	1,897	3,406	—	6,020	0.28%
Total	$103,296	$121	$17,950	$4,161	$28	$125,556	0.94%
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.
The following table describes the financial effect of the modifications made to troubled loans during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Term Extension(1)	More-Than-Insignificant Payment Delay(2)	Term Extension(1)	More-Than-Insignificant Payment Delay(2)
Commercial and industrial	1.88	—%	1.77	0.02%
Owner-occupied commercial	0.81	0.02	0.82	0.03
Commercial mortgages	1.18	—	0.80	0.05
Construction	0.49	—	0.87	—
Consumer	3.68	—	1.81	0.01

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Term Extension(1)	Interest Rate Reduction(3)	More-Than-Insignificant Payment Delay(2)	Term Extension(1)	Interest Rate Reduction(3)	More-Than-Insignificant Payment Delay(2)
Commercial and industrial	0.31	6.11%	0.11%	0.90	6.11%	0.13%
Commercial mortgages	0.45	—	—	0.45	—	—
Construction	0.17	—	—	0.37	—	—
Residential	0	4.25	—	0	4.25	—
Consumer	0.49	—	0.02	0.48	—	0.04
(1)Represents the weighted-average increase in the life of modified loans measured in years, which reduces monthly payment amounts for borrowers.
(2)Represents the percentage of loans deferred over the total loan portfolio excluding reverse mortgages at fair value.
(3)Represents the weighted-average decrease in the contractual interest rate on the modified loans.
As of September 30, 2025 and December 31, 2024, the Company had commitments to extend credit of $4.0 million and $18.6 million, respectively, to borrowers experiencing financial difficulty whose terms had been modified.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
The following tables show the amortized cost of loans that received a modification that had a payment default during the three and nine months ended September 30, 2025 and 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

	Three Months Ended September 30, 2025
	Term Extension	Combination Term Extension & Payment Delay	Total
Commercial and industrial	$—	$301	$301
Total	$—	$301	$301

	Nine Months Ended September 30, 2025
	Term Extension	Combination Term Extension & Payment Delay	Total
Commercial and industrial	$—	$301	$301
Commercial mortgages	5,435	—	5,435
Total	$5,435	$301	$5,736

	Three Months Ended September 30, 2024
	Term Extension	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Total
Commercial and industrial	$19,176	$—	$14,997	$34,173
Residential	—	121	—	121
Consumer	—	—	96	96
Total	$19,176	$121	$15,093	$34,390

	Nine Months Ended September 30, 2024
	Term Extension	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Total
Commercial and industrial	$34,341	$—	$14,997	$49,338
Residential	—	121	—	121
Consumer	—	—	96	96
Total	$34,341	$121	$15,093	$49,555

The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the last 12 months as of September 30, 2025 and 2024:

	September 30, 2025
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial(1)	$—	$—	$32,097	$3,363	$35,460
Owner-occupied commercial	—	—	2,197	2,163	4,360
Commercial mortgages	6,570	—	50,929	—	57,499
Construction	—	—	21,355	26,760	48,115
Consumer(2)	1	—	916	106	1,023
Total	$6,571	$—	$107,494	$32,392	$146,457
(1)Excludes $10.3 million of troubled loans held for sale.
(2)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	September 30, 2024
	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$—	$—	$63,410	$44,121	$107,531
Commercial mortgages	—	—	30,001	—	30,001
Construction	—	—	21,294	—	21,294
Residential	—	—	—	309	309
Consumer(1)	908	382	6,147	182	7,619
Total	$908	$382	$120,852	$44,612	$166,754
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

Allowance for Credit Losses Related to Other Accounts Receivable
The Company determines the allowance for other accounts receivable (e.g. fee-related receivables) considering historical loss information and other available indicators. In certain cases where there are no historical or current indicators of an expected credit loss, we may estimate the reserve to be close to zero. The allowance for credit losses related to other accounts receivable was $2.3 million as of September 30, 2025.

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
The components of operating lease cost were as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost (1)	$3,919	$4,308	$12,547	$12,732
Sublease income	(27)	(30)	(78)	(90)
Net lease cost	$3,892	$4,278	$12,469	$12,642
(1)Includes variable lease cost and short-term lease cost.
Supplemental information related to operating leases was as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Right-of-use assets	$107,267	$131,126
Lease liabilities	$130,465	$152,364

Lease term and discount rate
Weighted average remaining lease term (in years)	11.46	12.62
Weighted average discount rate	5.24%	5.28%
Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	September 30, 2025
Remaining in 2025	$4,643
2026	17,577
2027	15,563
2028	15,365
2029	14,932
After 2029	106,247
Total lease payments	174,327
Less: Interest	(43,862)
Present value of lease liabilities	$130,465

Supplemental cash flow information related to operating leases was as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,901	$4,999	$14,368	$14,482
As of September 30, 2025, the Company had entered into one lease that has not yet commenced with estimated future lease payments of approximately $25.2 million. This lease is expected to commence in the third quarter of 2026, with an initial lease term of 13 years.
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
The components of direct finance lease income are summarized in the table below:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Direct financing leases:
Interest income on lease receivable	$15,893	$16,051	$48,173	$46,665
Interest income on deferred fees and costs, net	(2,307)	(2,034)	(6,853)	(5,715)
Total direct financing lease net interest income	$13,586	$14,017	$41,320	$40,950
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Lease receivables	$712,221	$749,968
Unearned income	(113,865)	(122,846)
Deferred fees and costs	18,900	20,394
Net investment in direct financing leases	$617,256	$647,516

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.

WSFS performs its annual goodwill impairment test on October 1, or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the nine months ended September 30, 2025, management determined based on its qualitative assessment that the fair values of our reporting units exceeded their carrying values, and no goodwill impairment existed.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth and Trust	Consolidated Company
December 31, 2024	$753,586	$132,312	$885,898
Goodwill adjustments(1)	—	(674)	(674)
September 30, 2025	$753,586	$131,638	$885,224
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
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
September 30, 2025
Core deposits	$101,511	$(65,373)	$36,138	10 years
Client relationships	68,270	(23,378)	44,892	7-15 years
Loan servicing rights(1)	11,293	(6,771)	4,522	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$183,974	$(95,522)	$88,452
December 31, 2024
Core deposits	$104,751	$(60,999)	$43,752	10 years
Client relationships	73,880	(23,588)	50,292	7-15 years
Loan servicing rights(2)	11,220	(5,901)	5,319	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$192,751	$(90,488)	$102,263
(1)Gross asset includes valuation allowance for impairment losses of $0.4 million as of September 30, 2025.
(2)Gross asset includes valuation allowance for impairment losses of $0.1 million as of December 31, 2024.
The Company recognized amortization expense on intangible assets of $3.8 million and $11.6 million for the three and nine months ended September 30, 2025, respectively, compared to $3.9 million and $11.8 million for the three and nine months ended September 30, 2024, respectively.

The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	September 30, 2025
Remaining in 2025	$4,007
2026	15,569
2027	15,058
2028	14,387
2029	7,151
Thereafter	29,380
Total	$85,552
Servicing Assets
The value of the Company's SBA loan servicing rights was $3.4 million and $4.0 million at September 30, 2025 and December 31, 2024, respectively, and the value of its mortgage servicing rights was $1.1 million and $1.3 million at September 30, 2025 and December 31, 2024, respectively. Changes in the value of the Company's servicing rights resulted in impairment losses of less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, and impairment losses of $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. Revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the unaudited Consolidated Statements of Income, and revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the unaudited Consolidated Statements of Income.
Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of September 30, 2025 or December 31, 2024.
10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Noninterest-bearing:
Noninterest demand	$5,236,956	$4,987,753
Total noninterest-bearing	$5,236,956	$4,987,753

Interest-bearing:
Interest-bearing demand	$2,966,043	$2,973,431
Savings	1,408,516	1,466,289
Money market	5,535,837	5,471,611
Client time deposits	2,078,866	2,130,724
Total interest-bearing	11,989,262	12,042,055
Total deposits	$17,226,218	$17,029,808

11. INCOME TAXES
There were no unrecognized tax benefits as of September 30, 2025. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2021 through 2024 tax years are subject to examination as of September 30, 2025. The Company does not expect to record or realize any material unrecognized tax benefits during 2025.
The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the three months ended September 30, 2025 were $1.9 million, $2.2 million, and $0.6 million, respectively, compared to $1.7 million, $1.9 million, and $0.6 million, respectively, for the three months ended September 30, 2024. The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the nine months ended September 30, 2025 were $5.8 million, $6.5 million and $1.9 million, respectively, compared to $5.1 million, $5.7 million, and $1.7 million, respectively, for the nine months ended September 30, 2024. The carrying value of the investment in affordable housing credits is $116.0 million at September 30, 2025, compared to $94.3 million at December 31, 2024 and is included in the Other assets line item on the unaudited Consolidated Statements of Financial Condition.
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

The following tables present financial instruments carried at fair value as of September 30, 2025 and December 31, 2024 by level in the valuation hierarchy (as described above):

	September 30, 2025
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$416,791	$—	$416,791
FNMA MBS	—	2,746,158	—	2,746,158
FHLMC MBS	—	109,547	—	109,547
GNMA MBS	—	42,898	—	42,898
GSE agency notes	—	186,765	—	186,765
Other assets	—	147,803	73	147,876
Total assets measured at fair value on a recurring basis	$—	$3,649,962	$73	$3,650,035

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$123,614	$5,342	$128,956

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$15,489	$15,489
Other real estate owned	—	—	439	439
Loans held for sale	—	63,047	—	63,047
Total assets measured at fair value on a nonrecurring basis	$—	$63,047	$15,928	$78,975

	December 31, 2024
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$430,942	$—	$430,942
FNMA MBS	—	2,755,579	—	2,755,579
FHLMC MBS	—	105,514	—	105,514
GNMA MBS	—	40,676	—	40,676
GSE agency notes	—	177,937	—	177,937
Other assets	—	170,464	25	170,489
Total assets measured at fair value on a recurring basis	$—	$3,681,112	$25	$3,681,137

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$155,242	$5,270	$160,512

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$15,516	$15,516
Other real estate owned	—	—	5,204	5,204
Loans held for sale	—	49,699	—	49,699
Total assets measured at fair value on a nonrecurring basis	$—	$49,699	$20,720	$70,419

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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $4.4 million at September 30, 2025 and $5.5 million at December 31, 2024, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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
Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following tables provide a description of the valuation techniques and significant unobservable inputs for the Company's financial instruments classified as Level 3 as of September 30, 2025 and December 31, 2024:

(Dollars in thousands)	September 30, 2025
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$15,489	Observed market comparable transactions	Period of observed transactions	September 2025
Other real estate owned	439	Fair market value of collateral	Costs to sell	10.0% (10.0%)
Other assets (Risk participation agreements purchased)	73	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (288 bps) LGD: 2%
Other liabilities (Risk participation agreements sold)	187	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 160 - 350 bps (198 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	5,155	Discounted cash flow	Timing of Visa litigation resolution	1.75 years or 2Q 2027

(Dollars in thousands)	December 31, 2024
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$15,516	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	5,204	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	25	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (192 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	90	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (207 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	5,180	Discounted cash flow	Timing of Visa litigation resolution	2.50 years or 2Q 2027

The book value and estimated fair value of the Company's financial instruments are as follows:

		September 30, 2025		December 31, 2024
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$1,573,100	$1,573,100	$1,154,818	$1,154,818
Investment securities available-for-sale	Level 2	3,502,159	3,502,159	3,510,648	3,510,648
Investment securities held-to-maturity, net	Level 2	979,698	886,182	1,015,161	895,511
Other investments	Level 3	17,715	17,715	18,184	18,184
Loans, held for sale	Level 2	63,047	63,047	49,699	49,699
Loans and leases, net(1)	Level 3	12,777,336	12,967,725	12,996,218	13,100,492
Stock in FHLB of Pittsburgh	Level 2	20,149	20,149	11,805	11,805
Accrued interest receivable	Level 2	79,512	79,512	84,671	84,671
Other assets	Levels 2, 3	147,876	147,876	170,489	170,489
Financial liabilities:
Deposits	Level 2	$17,226,218	$17,215,671	$17,029,808	$17,016,839
Borrowed funds	Level 2	255,099	259,338	383,607	379,154
Standby letters of credit	Level 3	888	888	776	776
Accrued interest payable	Level 2	25,742	25,742	38,173	38,173
Other liabilities	Levels 2, 3	128,956	128,956	160,512	160,512
 (1) Includes reverse mortgage loans.
At September 30, 2025 and December 31, 2024 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of September 30, 2025.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate options	23	$2,000,000	Other assets	$23,149
Total		$2,000,000		$23,149
Derivatives not designated as hedging instruments:
Interest rate swaps and options		$3,105,482	Other assets	$122,255
Interest rate swaps and options		3,107,460	Other liabilities	(122,257)
Interest rate lock commitments with clients		65,213	Other assets	1,064
Forward sale commitments		19,216	Other assets	66
Forward sale commitments		42,319	Other liabilities	(139)
FX forwards		13,665	Other assets	1,269
FX forwards		13,310	Other liabilities	(1,218)
Risk participation agreements sold		111,041	Other liabilities	(187)
Risk participation agreements purchased		133,029	Other assets	73
Financial derivatives related to sales of certain Visa Class B shares		53,499	Other liabilities	(5,155)
Total derivatives		$8,664,234		$18,920

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
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2025 and September 30, 2024.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2025	2024
Interest rate options	$(215)	$10,722	$4,100	$3,702	Interest income
Total	$(215)	$10,722	$4,100	$3,702

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2025	2024	2025	2024
Interest rate swaps and options	$2,646	$2,774	$5,357	$7,928	Other income
Interest rate lock commitments with clients	(201)	143	455	399	Mortgage banking activities, net
Forward sale commitments	(304)	(977)	(1,063)	$(733)	Mortgage banking activities, net
FX forwards	70	91	80	370	Other income
Risk participation agreements	(258)	(62)	(749)	(97)	Other income
Total	$1,953	$1,969	$4,080	$7,867

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
As of September 30, 2025, the Company had 23 interest rate floors purchased at an aggregate premium of $40.4 million with an aggregate notional amount of $2.0 billion to hedge variable cash flows associated with a variable rate loan pool through the second quarter of 2030. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of September 30, 2025, the Company determined the cash flow hedges remain highly effective. During the three and nine months ended September 30, 2025, $3.1 million and $7.2 million of amortization expense on the premium was reclassified into interest income, respectively, compared to $1.3 million and $3.1 million during the three and nine months ended September 30, 2024, respectively. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
Derivatives Not Designated as Hedging Instruments:
Client Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps, options, and other hedging contracts (collectively, "swaps") with commercial loan clients and other qualified client counterparties wishing to manage interest rate risk exposures. The Company then enters into offsetting hedging agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the clients and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of September 30, 2025, there were no fair value adjustments related to credit quality.
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
Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with clients to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Company then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the client agreements. The FX forwards with both the clients and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of September 30, 2025, there were no fair value adjustments related to credit quality.

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
At September 30, 2025 and December 31, 2024, there were 130 and 154 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's clients, respectively. The initial notional aggregate amount was approximately $0.5 billion and $0.6 billion at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the swap transactions remaining maturities ranged from under 1 year to 10 years. At September 30, 2025, none of these client swaps were in a paying position to third parties, with our swap guarantees having a fair value of $4.4 million. At December 31, 2024, none of these client swaps were in a paying position to third parties, with the Company's swap guarantees having a fair value of $5.5 million. For both periods, none of the Company's clients were in default of the swap agreements.
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
The Company had $4.4 million of derivatives with credit-risk-related contingent features in a net liability position as of September 30, 2025 and none at December 31, 2024. The Company was required to post collateral on these derivatives of $4.9 million as of September 30, 2025 compared to none as of December 31, 2024.
If the Company had breached any of these provisions at September 30, 2025, it could have been required to settle its obligations under the agreements at the termination value.
Other Derivative Posted Collateral
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $6.4 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements.

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

The following table shows segment results for the three months ended September 30, 2025 and 2024, and represent amounts included in management's reports that are regularly provided to the Company's CODM: Rodger Levenson, Chairman, President and Chief Executive Officer. The CODM evaluates performance based on pretax net income relative to resources used, and allocates resources based on these results.

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Income
External client revenues:
Interest income	$251,766	$—	$6,655	$258,421	$267,430	$—	$5,954	$273,384
Interest expense	66,248	—	8,150	74,398	86,768	—	9,112	95,880
Net interest income	185,518	—	(1,495)	184,023	180,662	—	(3,158)	177,504
Noninterest income	19,353	25,275	41,843	86,471	21,338	31,805	37,015	90,158
Total external client revenues	204,871	25,275	40,348	270,494	202,000	31,805	33,857	267,662
Inter-segment revenues:
Interest income	8,210	498	29,540	38,248	8,587	293	28,414	37,294
Interest expense	30,038	4,179	4,031	38,248	28,707	4,885	3,702	37,294
Net interest income	(21,828)	(3,681)	25,509	—	(20,120)	(4,592)	24,712	—
Noninterest income	9,426	449	458	10,333	8,901	468	227	9,596
Total inter-segment revenues	(12,402)	(3,232)	25,967	10,333	(11,219)	(4,124)	24,939	9,596
Total revenue	192,469	22,043	66,315	280,827	190,781	27,681	58,796	277,258
External client expenses:
Provision for (release of) credit losses	6,563	59	(56)	6,566	18,426	—	(4)	18,422
Noninterest expenses:
Salaries, benefits and other compensation	72,799	2,486	16,376	91,661	69,029	2,642	14,453	86,124
Occupancy expense	8,324	—	174	8,498	9,281	3	286	9,595
Equipment expense	10,333	—	2,600	12,933	9,146	—	2,488	12,076
Professional fees	3,100	—	1,842	4,942	2,872	—	817	3,819
Other segment items(1)	26,319	15,418	3,285	45,022	27,891	21,836	2,979	52,109
Total external client expenses	127,438	17,963	24,221	169,622	136,645	24,481	21,019	182,145
Inter-segment expenses:
Noninterest expenses	907	1,734	7,692	10,333	695	1,571	7,330	9,596
Total inter-segment expenses	907	1,734	7,692	10,333	695	1,571	7,330	9,596
Total expenses	128,345	19,697	31,913	179,955	137,340	26,052	28,349	191,741
Income before taxes	$64,124	$2,346	$34,402	$100,872	$53,441	$1,629	$30,447	$85,517
Income tax provision				24,405				21,108
Consolidated net income				76,467				64,409
Net income (loss) attributable to noncontrolling interest				18				(26)
Net income attributable to WSFS				$76,449				$64,435
Supplemental Information
Capital expenditures for the period ended	$1,061	$88	$83	$1,232	$2,896	$124	$618	$3,638
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

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth Management	Total	WSFS Bank	Cash Connect®	Wealth Management	Total
Statements of Income
External client revenues:
Interest income	743,534	—	18,955	762,489	782,950	—	17,293	800,243
Interest expense	200,323	—	23,432	223,755	241,528	—	31,484	273,012
Net interest income	543,211	—	(4,477)	538,734	541,422	—	(14,191)	527,231
Noninterest income	55,523	74,111	125,743	255,377	60,198	89,155	108,260	257,613
Total external client revenues	598,734	74,111	121,266	794,111	601,620	89,155	94,069	784,844
Inter-segment revenues:
Interest income	23,694	1,384	83,289	108,367	23,132	1,119	84,606	108,857
Interest expense	84,673	12,153	11,541	108,367	85,725	12,308	10,824	108,857
Net interest income	(60,979)	(10,769)	71,748	—	(62,593)	(11,189)	73,782	—
Noninterest income	26,753	1,299	976	29,028	24,662	1,381	698	26,741
Total inter-segment revenues	(34,226)	(9,470)	72,724	29,028	(37,931)	(9,808)	74,480	26,741
Total revenue	564,508	64,641	193,990	823,139	563,689	79,347	168,549	811,585
External client expenses:
Provision for credit losses	31,246	59	5,232	36,537	53,046	—	328	53,374
Noninterest expenses:
Salaries, benefits and other compensation	206,872	7,694	48,717	263,283	194,945	7,867	42,367	245,179
Occupancy expense	26,350	—	870	27,220	27,635	28	798	28,461
Equipment expense	31,669	—	7,770	39,439	27,242	—	6,260	34,822
Professional fees	9,741	—	6,110	15,851	8,520	—	4,219	13,081
Other segment items(1)	74,661	44,931	8,809	128,401	77,146	62,463	9,073	147,020
Total external client expenses	380,539	52,684	77,508	510,731	388,534	70,358	63,045	521,937
Inter-segment expenses:
Noninterest expenses	2,275	4,764	21,989	29,028	2,079	4,630	20,032	26,741
Total inter-segment expenses	2,275	4,764	21,989	29,028	2,079	4,630	20,032	26,741
Total expenses	382,814	57,448	99,497	539,759	390,613	74,988	83,077	548,678
Income before taxes	$181,694	$7,193	$94,493	283,380	$173,076	$4,359	$85,472	262,907
Income tax provision				68,825				63,567
Consolidated net income				214,555				199,340
Net loss attributable to noncontrolling interest				(116)				(129)
Net income attributable to WSFS				214,671				199,469
Supplemental Information
Capital expenditures for the period ended	4,856	197	586	5,639	9,289	247	1,059	10,595

The following table shows significant components of segment net assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Financial Condition
Cash and cash equivalents	$1,170,666	$361,274	$41,160	$1,573,100	$686,735	$424,907	$43,176	$1,154,818
Goodwill	753,586	—	131,638	885,224	753,586	—	132,312	885,898
Other segment assets	17,882,223	8,313	491,555	18,382,091	18,292,205	12,536	468,846	18,773,587
Total segment assets	$19,806,475	$369,587	$664,353	$20,840,415	$19,732,526	$437,443	$644,334	$20,814,303

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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were three repurchases for $0.8 million during the nine months ended September 30, 2025 and three repurchases for $0.7 million during the same period in 2024.
Unfunded Lending Commitments
At September 30, 2025 and December 31, 2024, the Company had unfunded lending commitments of $3.0 billion and $2.8 billion, respectively. As of September 30, 2025 and December 31, 2024, the reserve for unfunded lending commitments was $12.9 million and $12.5 million, respectively. An expense of $0.7 million and $0.4 million was recognized during the three and nine months ended September 30, 2025, respectively, compared to an expense of $1.3 million and $0.7 million during the three and nine months ended September 30, 2024, respectively.

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

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Net change in equity method investments	Total
Balance, June 30, 2025	$(445,064)	$(69,950)	$(3,937)	$(2,982)	$(223)	$(522,156)
Other comprehensive income (loss)	44,395	—	7	(215)	(21)	44,166
Amounts reclassified from accumulated other comprehensive loss	—	3,370	(69)	—	—	3,301
Net current-period other comprehensive income (loss)	44,395	3,370	(62)	(215)	(21)	47,467
Balance, September 30, 2025	$(400,669)	$(66,580)	$(3,999)	$(3,197)	$(244)	$(474,689)

Balance, June 30, 2024	$(549,039)	$(84,046)	$(4,790)	$(5,423)	$420	$(642,878)
Other comprehensive income (loss)	128,223	—	(4)	10,722	4	138,945
Amounts reclassified from accumulated other comprehensive loss	—	3,965	(49)	—	—	3,916
Net current-period other comprehensive income (loss)	128,223	3,965	(53)	10,722	4	142,861
Balance, September 30, 2024	$(420,816)	$(80,081)	$(4,843)	$5,299	$424	$(500,017)

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Net change in equity method investments	Total
Balance, December 31, 2024	$(537,789)	$(76,405)	$(3,815)	$(7,297)	$429	$(624,877)
Other comprehensive income (loss)	137,120	—	24	4,100	(673)	140,571
Amounts reclassified from accumulated other comprehensive loss	—	9,825	(208)	—	—	9,617
Net current-period other comprehensive income (loss)	137,120	9,825	(184)	4,100	(673)	150,188
Balance, September 30, 2025	$(400,669)	$(66,580)	$(3,999)	$(3,197)	$(244)	$(474,689)

Balance, December 31, 2023	$(499,932)	$(91,523)	$(4,614)	$1,597	$481	$(593,991)
Other comprehensive income (loss)	79,116	—	(81)	3,702	(57)	82,680
Amounts reclassified from accumulated other comprehensive loss	—	11,442	(148)	—	—	11,294
Net current-period other comprehensive income (loss)	79,116	11,442	(229)	3,702	(57)	93,974
Balance, September 30, 2024	$(420,816)	$(80,081)	$(4,843)	$5,299	$424	$(500,017)

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the tables below:

	Three Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2025	2024
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	4,433	5,217	Net interest income
Income taxes	(1,063)	(1,252)	Income tax provision
Net of tax	3,370	3,965
Amortization of defined benefit pension plan-related items:
Prior service credits	(19)	(19)
Actuarial gains	(72)	(46)
Total before tax	(91)	(65)	Salaries, benefits and other compensation
Income taxes	22	16	Income tax provision
Net of tax	(69)	(49)
Total reclassifications	$3,301	$3,916

	Nine Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Income
	2025	2024
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	12,927	15,055	Net interest income
Income taxes	(3,102)	(3,613)	Income tax provision
Net of tax	9,825	11,442
Amortization of defined benefit pension plan-related items:
Prior service credits	(57)	(57)
Actuarial gains	(217)	(138)
Total before tax	(274)	(195)	Salaries, benefits and other compensation
Income taxes	66	47	Income tax provision
Net of tax	(208)	(148)
Total reclassifications	$9,617	$11,294

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $20.8 billion in assets and $93.4 billion in assets under management (AUM) and assets under administration (AUA) at September 30, 2025, WSFS Bank is the oldest and largest locally-managed bank and wealth management franchise headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 193 years. In addition to our focus on stellar client experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission and strategy is simple: “We Stand for Service.”
As of September 30, 2025, we had five consolidated subsidiaries: WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Trust Advisors (BMTA), WSFS SPE Services, LLC, and 601 Perkasie, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank has two wholly-owned subsidiaries: Beneficial Equipment Finance Corporation (BEFC) and 1832 Holdings, Inc., and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Our banking business had a total loan and lease portfolio of $12.5 billion as of September 30, 2025, which was funded primarily with deposits generated through commercial relationships and our consumer banking business. We have built a $9.7 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering a high level of service and flexibility, through acquisitions, and through our leasing business conducted by NewLane Finance®. NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches, in addition to mortgage and title services through our branches and WSFS Mortgage®, our mortgage banking business specializing in a variety of residential mortgage and refinancing solutions. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide, and manages approximately $1.3 billion in total cash and services approximately 24,900 non-bank ATMs and 11,600 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, and deposit safe cash logistics. Cash Connect® also supports 524 owned or branded ATMs for WSFS Bank Clients, which is one of the largest branded ATM networks in our market.
Our Wealth and Trust business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients. Combined, these businesses had $93.4 billion of AUM and AUA at September 30, 2025.
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
As of September 30, 2025, we service our clients primarily from 114 offices located in Pennsylvania (58), Delaware (38), New Jersey (14), Florida (2) Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com and our mobile app.

Highlights and Other Notables Items for Three and Nine Months Ended September 30, 2025
•Three Months Ended September 30, 2025
◦EPS was $1.37 and ROA was 1.44%, compared to $1.08 and 1.22% for the three months ended September 30, 2024.
◦Net interest margin of 3.91%, compared to 3.78% for the three months ended September 30, 2024, driven by deposit repricing actions and reduction in wholesale funding costs, partially offset by lower asset yields due to rate cuts in late 2024.
◦Continued growth in Client deposits while maintaining strong average noninterest bearing composition of 32%.
◦Continued year-over-year double-digit fee revenue growth in Wealth and Trust.
◦The Company completed the sale of the majority of its remaining unsecured consumer lending portfolio generated through its partnership with Upstart.
◦The Company completed the redemption of $51.0 million of Federal Home Loan Bank (FHLB) advances.
◦WSFS repurchased 827,100 shares of common stock under the Company's share repurchase programs at an average price of $56.53 per share, for an aggregate purchase price of approximately $46.8 million, and paid quarterly dividends of $9.5 million, for a total capital return of $56.3 million.
◦The Bank and the Company continue to be well above well-capitalized across all measures of regulatory capital, with total common equity Tier 1 capital of 13.76% and 14.39%, respectively, and total risk-based capital of 15.00% and 16.19%, respectively.
•Nine Months Ended September 30, 2025
◦EPS was $3.75 and ROA was 1.37%, compared to $3.33 and 1.28% for the nine months ended September 30, 2024.
◦Net interest margin of 3.89%, compared to 3.82% for the nine months ended September 30, 2024, driven by the reasons mentioned above.
◦WSFS sold the majority of the Upstart loan portfolio and recognized a write-down of $8.9 million. This sale accelerates the disposition of this runoff portfolio.
◦WSFS completed the redemption of the $70.0 million of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) acquired from Bryn Mawr Trust using our operating cash flows.
◦During the year, WSFS recognized $3.2 million of nonrecurring income from our partnership with Spring
EQ, comprised of a $2.3 million annual earnout and post-close distributions of $0.9 million related to the sale of our equity investment in Spring EQ that occurred in the fourth quarter of 2023.
◦The Board of Directors approved a 13% increase in the quarterly cash dividend to $0.17 per share of common stock as well as an incremental share repurchase authorization of 10% of outstanding shares as of March 31, 2025.
◦WSFS repurchased 3,410,513 shares of common stock under the Company's share repurchase programs at an average price of $52.27 per share, for an aggregate purchase price of approximately $178.3 million, and paid quarterly dividends of $27.9 million, for a total capital return of $206.2 million.

FINANCIAL CONDITION
Total assets increased $26.1 million to $20.8 billion at September 30, 2025 compared to December 31, 2024. This increase is primarily comprised of the following:
•Total cash and cash equivalents increased $418.3 million, primarily due to a decrease in lending activity, increased deposits and runoff in the investment securities portfolios.
•Net loans and leases held for investment decreased $218.9 million, primarily due to decreases of $287.9 million in our consumer partnership loans from the sale of the majority of the Upstart portfolio and the runoff of the Spring EQ portfolio, and $174.7 million in commercial mortgages, primarily due to the payoff of several large loans. The decrease was partially offset by increases of $171.9 million in construction loans, primarily due to draws on existing commitments, $98.3 million in WSFS-originated consumer loans, and $73.6 million in residential mortgage.
•Other assets decreased $122.9 million, primarily due to decreases of $59.0 million in deferred taxes primarily due to increased market values on available-for-sale investment securities, $31.8 million in derivatives from our Capital Markets business due to changes in fair value, and $22.6 million in lease right of use asset due to lease remeasurement activity.
•Total investment securities decreased $44.0 million:
◦Investment securities held-to-maturity decreased $35.5 million, primarily due to repayments, maturities and calls of $47.1 million, partially offset by $11.6 million of amortization of net unrealized losses on available-for-sale securities transferred to held-to-maturity.
◦Investment securities available-for-sale decreased $8.5 million, primarily due to repayments, maturities and calls of $287.0 million, partially offset by increased market values of $180.4 million and purchases of $100.4 million.
Total liabilities decreased $137.3 million to $18.1 billion at September 30, 2025 compared to December 31, 2024. This decrease is primarily comprised of the following:
•Other liabilities decreased $192.8 million, primarily due to decreases of $159.7 million in collateral held on derivatives and derivative liabilities, $21.9 million in our lease liability due to lease remeasurement activity, and $9.5 million in our accrued expenses primarily related to incentive payments made in the first quarter of 2025.
•Senior and subordinated debt decreased $69.8 million due to the redemption of the 2027 Notes.
•Client deposits increased $196.4 million primarily due to a seasonal increase in municipal deposits and growth in Trust deposits, reflecting continued strong performance in this business.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited)."
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS increased $163.5 million to $2.8 billion at September 30, 2025 compared to December 31, 2024. This increase was primarily due to $214.7 million of earnings and a decrease of $150.2 million in accumulated other comprehensive loss driven by market value increases on available-for-sale mortgage-backed securities, offset by $178.3 million from the repurchase of shares of common stock under our stock repurchase plan and the payment of dividends on our common stock of $27.9 million.
During the three months ended September 30, 2025, the Board of Directors approved a quarterly cash dividend of $0.17 per share of common stock. This dividend will be paid on November 21, 2025 to stockholders of record as of November 7, 2025.
Book value per share of common stock was $49.67 at September 30, 2025, an increase of $5.52 from $44.15 at December 31, 2024. Tangible book value per share of common stock (a non-GAAP financial measure) was $32.11 at September 30, 2025, an increase of $4.81 from $27.30 at December 31, 2024. We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of September 30, 2025:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,376,612	15.00%	$1,267,862	8.00%	$1,584,827	10.00%
WSFS Financial Corporation	2,565,145	16.19	1,267,573	8.00	1,584,466	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,180,369	13.76	950,896	6.00	1,267,862	8.00
WSFS Financial Corporation	2,280,707	14.39	950,680	6.00	1,267,573	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,180,369	13.76	713,172	4.50	1,030,138	6.50
WSFS Financial Corporation	2,280,707	14.39	713,010	4.50	1,029,903	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,180,369	10.62	821,125	4.00	1,026,406	5.00
WSFS Financial Corporation	2,280,707	11.11	821,462	4.00	1,026,828	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of September 30, 2025, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, the Company separately held $326.4 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

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
As of September 30, 2025, the Company had $1.6 billion in cash, cash equivalents, and restricted cash. As of September 30, 2025, our estimated uninsured deposits were $6.7 billion, or 39% of total client deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $5.1 billion, or 29% of total client deposits.
As of September 30, 2025, the Company had a readily available, secured borrowing capacity of $5.6 billion from the FHLB and $2.3 billion through the Federal Reserve Discount Window. In addition, the Company had $0.7 billion in unpledged securities that could be used to support additional borrowings and $1.0 billion of cash deposited with the Federal Reserve Bank.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At September 30, 2025, we had $174.3 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 20 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases, see Note 8 to the unaudited Consolidated Financial Statements. At September 30, 2025, we had obligations for principal payments on long-term debt including $67.0 million for our trust preferred borrowings, due June 1, 2035, $24.0 million for our trust preferred borrowings, due December 15, 2034, and $150.0 million for our senior debt, due December 15, 2030. We are also contractually obligated to make interest payments on our long-term debt through their respective maturities.
Commitments to extend credit provide for financing on predetermined terms as long as the client continues to meet specific criteria. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2025, the Company had total commitments to extend credit, including cancellable commitments, of $4.4 billion, which are generally one year commitments.

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
The following table shows our nonperforming assets, past due loans, and troubled loans at the dates indicated:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccruing loans(1):
Commercial and industrial	$25,188	$61,809
Owner-occupied commercial	6,502	4,710
Commercial mortgages	3,145	22,223
Construction	29,381	25,600
Residential	4,892	5,011
Consumer	3,040	2,828
Total nonaccruing loans	72,148	122,181
Other real estate owned	439	5,204
Total nonperforming assets	$72,587	$127,385
Past due loans:
Commercial	$3,896	$1,812
Residential	189	15
Consumer(2)	10,210	7,375
Total past due loans	$14,295	$9,202
Troubled loans(3):
Commercial	$155,780	$143,904
Residential	—	144
Consumer	1,023	7,240
Total troubled loans	$156,803	$151,288
Ratio of allowance for credit losses to total loans and leases(4)	1.41%	1.48%
Ratio of nonaccruing loans to total gross loans and leases(5)	0.56	0.93
Ratio of nonperforming assets to total assets	0.35	0.61
Ratio of allowance for credit losses to nonaccruing loans(6)	254	160
Ratio of allowance for credit losses to total nonperforming assets(7)	252	153
(1)Includes nonaccruing troubled loans and loans held for sale.
(2)Includes U.S. government guaranteed student loans with little risk of credit loss.
(3)Includes troubled loans held for sale.
(4)Reflects allowance for credit losses related to loans and leases over the amortized cost of the total portfolio.
(5)Total loans exclude loans held for sale and reverse mortgages.
(6)Includes loans held for sale.
(7)Excludes acquired purchase credit deteriorated loans.
Nonperforming assets decreased $54.8 million between December 31, 2024 and September 30, 2025. This decrease was primarily driven by the payoff of three existing nonperforming commercial loans and the charge-off of an existing nonperforming C&I loan to a fund that is invested in office properties, partially offset by the migration of a land development loan. The ratio of nonperforming assets to total assets decreased from 0.61% at December 31, 2024 to 0.35% at September 30, 2025.

The following table summarizes the changes in nonperforming assets during the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Beginning balance	$127,385	$75,754
Additions	60,563	146,457
Collections	(57,478)	(63,672)
Transfers to accrual	(1,230)	(15,430)
Charge-offs	(56,653)	(51,769)
Ending balance	$72,587	$91,340
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

INTEREST RATE SENSITIVITY
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. The FOMC lowered the federal funds target rate in September and October 2025 for a total of 50 basis points and three times in 2024 for a total of 100 basis points after they increased the target rate four times in 2023 for a total of 100 basis points. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At September 30, 2025, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $1.2 billion. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 113.89% at September 30, 2025 compared with 105.28% at December 31, 2024. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 5.86% at September 30, 2025 compared with 2.26% at December 31, 2024.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)
+300	16.6%	22.19%	14.9%	18.60%
+200	10.9%	22.39%	9.8%	19.15%
+100	5.2%	22.53%	4.8%	19.82%
+50	2.3%	22.56%	2.3%	20.05%
+25	1.0%	22.58%	1.1%	20.17%
—	—%	22.55%	—%	20.31%
-25	(0.7)%	22.51%	(0.9)%	20.32%
-50	(1.5)%	22.47%	(1.7)%	20.33%
-100	(2.7)%	22.30%	(3.2)%	20.30%
'-200	(5.3)%	21.60%	(6.1)%	19.70%
'-300	(7.8)%	20.40%	(9.0)%	18.30%
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

RESULTS OF OPERATIONS
Three months ended September 30, 2025: Net income attributable to WSFS for the three months ended September 30, 2025 was $76.4 million, compared to $64.4 million for the three months ended September 30, 2024.
•Net interest income increased $6.5 million driven by lower deposit and wholesale funding costs as well as higher cash balances from growth in average deposits. The increase was partially offset by lower asset yields due to rate cuts in late 2024. See “Net Interest Income” for further information.
•Our provision for credit losses decreased $11.9 million. The current quarter's provision was impacted by favorable asset quality. See “Allowance for Credit Losses” for further information.
•Noninterest income decreased $3.7 million, driven by a decrease in Cash Connect® (which is offset in noninterest expense), a double-digit increase in Wealth and Trust, and was impacted by a valuation adjustment to our Visa B derivative liability. See “Noninterest Income” for further information.
•Noninterest expense decreased $0.7 million, primarily due to decreases in Cash Connect® external funding costs and occupancy expense, partially offset by higher salaries and benefits from talent additions in key business lines and performance-based increases. See “Noninterest Expense” for further information.
•Income tax provision increased $3.3 million, primarily due to higher income before taxes and certain tax credits recognized in 2024. See "Income Taxes" for further information.
Nine months ended September 30, 2025: Net income for the nine months ended September 30, 2025 was $214.7 million, compared to $199.5 million for the nine months ended September 30, 2024.
•Net interest income increased $11.5 million compared to the nine months ended September 30, 2024, primarily due to the reasons described above. See “Net Interest Income” for further information.
•Our provision for credit losses decreased $16.8 million compared to the nine months ended September 30, 2024, primarily due to the reasons mentioned above as well as a provision release associated with the Upstart loans sale. See “Allowance for Credit Losses” for further information.
•Noninterest income decreased $2.2 million due to the reasons mentioned above.
•Noninterest expense increased $5.6 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to higher salaries and benefits, equipment expenses, professional fees, and loan workout and other credit costs. The increase was partially offset by decreases in other operating expense driven by lower Cash Connect® external funding costs and FDIC expenses. See “Noninterest Expense” for further information.
•Income tax provision increased $5.3 million compared to the nine months ended September 30, 2024, primarily due to the reasons described above. See "Income Taxes" for further information.

Net Interest Income
The following tables provide information concerning the average balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,229,187	$87,722	6.67%	$5,246,721	$93,594	7.11%
Commercial real estate loans	4,831,359	82,914	6.81	4,952,571	89,516	7.19
Residential loans	1,002,442	13,711	5.47	924,830	11,916	5.15
Consumer loans	1,908,700	32,548	6.77	2,112,423	39,909	7.52
Loans held for sale	75,418	1,355	7.13	50,556	1,042	8.20
Total loans and leases	13,047,106	218,250	6.64	13,287,101	235,977	7.07
Mortgage-backed securities(3)	4,090,178	24,202	2.37	4,354,462	25,348	2.33
Investment securities(3)	366,450	2,180	2.66	366,098	2,184	2.62
Other interest-earning assets	1,227,761	13,789	4.46	709,358	9,875	5.54
Total interest-earning assets	$18,731,495	$258,421	5.48%	$18,717,019	$273,384	5.82%
Allowance for credit losses	(190,837)			(199,380)
Cash and due from banks	176,874			189,523
Cash in non-owned ATMs	393,148			387,019
Bank-owned life insurance	36,553			35,689
Other noninterest-earning assets	1,887,865			1,931,521
Total assets	$21,035,098			$21,061,391
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,825,284	$7,870	1.11%	$2,806,850	$9,074	1.29%
Savings	1,433,399	1,723	0.48	1,519,457	2,038	0.53
Money market	5,581,010	42,378	3.01	5,125,286	46,686	3.62
Time deposits	2,077,815	19,214	3.67	2,061,526	22,849	4.41
Total interest-bearing deposits	11,917,508	71,185	2.37	11,513,119	80,647	2.79
Federal Home Loan Bank advances	50,215	586	4.63	108,196	1,472	5.41
Trust preferred borrowings	90,952	1,524	6.65	90,753	1,749	7.67
Senior and subordinated debt	148,766	1,089	2.93	218,535	2,446	4.48
Other borrowed funds(4)	16,504	14	0.34	816,373	9,566	4.66
Total interest-bearing liabilities	$12,223,945	$74,398	2.41%	$12,746,976	$95,880	2.99%
Noninterest-bearing demand deposits	5,493,161			4,979,859
Other noninterest-bearing liabilities	633,625			770,572
Stockholders’ equity of WSFS	2,694,883			2,575,182
Noncontrolling interest	(10,516)			(11,198)
Total liabilities and stockholders’ equity	$21,035,098			$21,061,391
Excess of interest-earning assets over interest-bearing liabilities	$6,507,550			$5,970,043
Net interest income		$184,023			$177,504
Interest rate spread			3.07%			2.83%
Net interest margin			3.91%			3.78%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

	Nine months ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans and leases	$5,242,721	$263,060	6.72%	$5,136,810	$273,125	7.11%
Commercial real estate loans	4,840,284	240,409	6.64	4,936,360	265,092	7.17
Residential loans	977,984	39,448	5.38	897,325	33,490	4.98
Consumer loans	1,988,701	104,293	7.01	2,080,780	117,156	7.52
Loans held for sale	74,378	3,797	6.83	42,520	2,632	8.27
Total loans and leases	13,124,068	651,007	6.64	13,093,795	691,495	7.06
Mortgage-backed securities(3)	4,139,236	73,478	2.37	4,388,650	77,029	2.34
Investment securities	365,517	6,552	2.70	364,196	6,551	2.66
Other interest-earning assets	936,264	31,452	4.49	607,780	25,168	5.53
Total interest-earning assets	$18,565,085	$762,489	5.50%	$18,454,421	$800,243	5.80%
Allowance for credit losses	(191,836)			(194,584)
Cash and due from banks	184,396			179,898
Cash in non-owned ATMs	387,564			323,706
Bank-owned life insurance	36,267			39,834
Other noninterest-earning assets	1,911,221			1,940,836
Total assets	$20,892,697			$20,744,111
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,836,292	$22,550	1.06%	$2,816,260	$24,547	1.16%
Savings	1,445,233	4,928	0.46	1,553,451	5,392	0.46
Money market	5,484,387	124,531	3.04	5,161,325	138,509	3.58
Client time deposits	2,094,824	60,404	3.86	1,945,165	61,509	4.22
Total interest-bearing client deposits	11,860,736	212,413	2.39	11,476,201	229,957	2.68
Brokered deposits	—	—	—	6,114	178	3.89
Total interest-bearing deposits	11,860,736	212,413	2.39	11,482,315	230,135	2.68
Federal Home Loan Bank advances	72,557	2,473	4.56	51,995	2,139	5.50
Trust preferred borrowings	90,903	4,565	6.71	90,704	5,255	7.74
Senior and subordinated debt	167,940	4,252	3.38	218,478	7,336	4.48
Other borrowed funds(4)	22,488	52	0.31	805,090	28,147	4.67
Total interest-bearing liabilities	$12,214,624	$223,755	2.45%	$12,648,582	$273,012	2.88%
Noninterest-bearing demand deposits	5,325,622			4,805,047
Other noninterest-bearing liabilities	701,180			800,492
Stockholders’ equity of WSFS	2,661,709			2,499,612
Noncontrolling interest	(10,438)			(9,622)
Total liabilities and stockholders’ equity	$20,892,697			$20,744,111
Excess of interest-earning assets over interest-bearing liabilities	$6,350,461			$5,805,839
Net interest and dividend income		$538,734			$527,231
Interest rate spread			3.05%			2.92%
Net interest margin			3.89%			3.82%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.
Three months ended September 30, 2025: During the three months ended September 30, 2025, net interest income increased $6.5 million from the three months ended September 30, 2024 driven by lower deposit and wholesale funding costs as well as higher cash balances from growth in average deposits. The increase was partially offset by lower loan yields due to rate cuts in late 2024. Net interest margin was 3.91% for the third quarter of 2025, a 13 basis point increase compared to 3.78% for the third quarter of 2024. The increase was primarily due to deposit repricing actions, continued wholesale funding optimization, and higher cash balances, partially offset by lower loan balances and loan yields.

Nine months ended September 30, 2025: During the nine months ended September 30, 2025, net interest income increased $11.5 million from the nine months ended September 30, 2024 due to the reasons noted above. Net interest margin was 3.89% for the nine months ended September 30, 2025, a 7 basis point increase compared to 3.82% for the nine months ended September 30, 2024. The increase was due to the reasons mentioned above.
Allowance for Credit Losses
We maintain the allowance for credit losses at an appropriate level based on our assessment of estimable and expected losses related to various portfolios subject to credit risk. Our allowance for credit losses is based on our historical loss experience that includes the inherent risk of our loans and leases, HTM securities, and other account receivables, along with various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations, consideration of past events, current conditions, and reasonable and supportable forecasts. Further, regional and national economic forecasts are considered in our expected credit losses on loans and leases. Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments.
During the three months ended September 30, 2025, we recorded a provision for credit losses of $6.6 million, a decrease of $11.9 million, compared to the provision for credit losses of $18.4 million for the three months ended September 30, 2024. The current quarter provision was primarily driven by charge-offs on our C&I and commercial small business lease portfolios. The decrease was driven by favorable migration when compared to the prior period as well as payoffs of several large nonperforming assets.
During the nine months ended September 30, 2025, we recorded a provision for credit losses of $36.5 million, a decrease of $16.8 million, compared to the provision for credit losses of $53.4 million for the nine months ended September 30, 2024. The current year provision was primarily driven by charge-offs and new originations in our C&I and commercial small business lease portfolios, partially offset by the reduction in the allowance due to the sale of the Upstart loans. The decrease was due to the reasons mentioned above, as well a provision release associated with the Upstart loans sale.
The total allowance for credit losses decreased to $185.5 million at September 30, 2025 from $195.3 million at December 31, 2024 primarily due to the resolution of several problem loans as well as the Upstart loan sale, partially offset by additional reserve on accounts receivable for certain fee-based businesses. The ratio of allowance for credit losses to total loans and leases decreased to 1.41% at September 30, 2025 from 1.48% at December 31, 2024, due to a decrease of 11bps driven by the sale of the Upstart loans and continued runoff of the portfolio, partially offset by a 4bps increase due to deterioration of the economic forecast.

The following tables detail the allocation of the ACL related to loans and leases and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of September 30, 2025
Allowance for credit losses	$49,629	$8,311	$48,610	$17,174	$17,265	$6,452	$35,789	$183,230
% of ACL to total ACL	26%	5%	27%	9%	9%	4%	20%	100%
Loan portfolio balance	$2,625,152	$1,922,767	$3,855,971	$1,003,986	$617,256	$1,033,343	$1,896,778	$12,955,253
% to total loans and leases	19%	15%	30%	8%	5%	8%	15%	100%
Three months ended September 30, 2025
Charge-offs	$(7,363)	$(4)	$(43)	$—	$(3,860)	$—	$(1,909)	$(13,179)
Recoveries	1,541	4	—	—	932	43	747	3,267
Net (charge-offs) recoveries	$(5,822)	$—	$(43)	$—	$(2,928)	$43	$(1,162)	$(9,912)
Average loan balance	$2,669,612	$1,939,479	$3,899,270	$932,089	$620,096	$997,488	$1,908,699	$12,966,733
Ratio of net charge-offs (recoveries) to average gross loans	0.87%	—%	NMF	—%	1.87%	(0.02)%	0.24%	0.30%
Nine months ended September 30, 2025
Charge-offs	$(29,066)	$(4)	$(240)	$—	$(11,203)	$—	$(16,988)	$(57,501)
Recoveries	3,985	16	527	—	2,265	140	6,339	13,272
Net (charge-offs) recoveries	$(25,081)	$12	$287	$—	$(8,938)	$140	$(10,649)	$(44,229)
Average loan balance	$2,667,612	$1,945,849	$3,956,020	$884,264	$629,259	$973,593	$1,988,701	$13,045,298
Ratio of net charge-offs (recoveries) to average gross loans	1.26%	NMF	(0.01)%	—%	1.90%	(0.02)%	0.72%	0.45%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of December 31, 2024
Allowance for credit losses	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
% of ACL to total ACL	29%	5%	25%	5%	8%	3%	25%	100%
Loan portfolio balance	$2,656,174	$1,973,645	$4,030,627	$832,093	$647,516	$961,426	$2,086,393	$13,187,874
% to total loans and leases	20%	15%	31%	6%	5%	7%	16%	100%
Year ended December 31, 2024
Charge-offs	$(15,490)	$(177)	$(5,749)	$—	$(20,033)	$(125)	$(23,549)	$(65,123)
Recoveries	6,883	217	183	—	2,705	225	2,654	12,867
Net (charge-offs) recoveries	$(8,607)	$40	$(5,566)	$—	$(17,328)	$100	$(20,895)	$(52,256)
Average loan balance	$2,586,833	$1,937,449	$3,991,686	$945,491	$637,036	$908,368	$2,088,699	$13,095,562
Ratio of net charge-offs (recoveries) to average gross loans	0.33%	NMF	0.14%	—%	2.72%	(0.01)%	1.00%	0.40%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 7 to the unaudited Consolidated Financial Statements and "Nonperforming Assets" above for further information.

Noninterest Income
Three months ended September 30, 2025: During the three months ended September 30, 2025, noninterest income was $86.5 million, a decrease of $3.7 million from $90.2 million during the three months ended September 30, 2024. The decrease was driven by a $6.5 million decline in Cash Connect®, primarily due to the lower rate environment and lower ATM bailment volume, and a $2.4 million loss related to a valuation adjustment to our Visa B derivative liability established from our previous sale of 360,000 shares in 2Q 2020. The decrease was partially offset by a $5.1 million increase in Wealth and Trust.
Nine months ended September 30, 2025: During the nine months ended September 30, 2025, noninterest income was $255.4 million, a decrease of $2.2 million from $257.6 million during the nine months ended September 30, 2024. This decrease was primarily driven by $15.1 million in the Cash Connect® segment for the reasons mentioned above as well as a $5.1 million impact from valuation adjustments to our Visa B derivative liability in 2025 and 2024. The decrease was partially offset by an increase of $17.8 million in Wealth and Trust fees.
For further information, see Note 3 to the unaudited Consolidated Financial Statements.
Noninterest Expense
Three months ended September 30, 2025: During the three months ended September 30, 2025, noninterest expense was $163.1 million, a decrease of $0.7 million from $163.7 million for the three months ended September 30, 2024. The decrease was primarily due to $5.4 million of lower Cash Connect® external funding costs and a $1.1 million decline in occupancy expense, partially offset by an increase of $5.5 million from salaries and benefits as a result of talent additions in key business areas and performance-based increases.
Nine months ended September 30, 2025: During the nine months ended September 30, 2025, noninterest expense was $474.2 million, an increase of $5.6 million from $468.6 million for the nine months ended September 30, 2024. The increase was primarily due to $18.1 million in salaries and benefits due to the reasons mentioned above, $4.6 million from equipment expenses driven by technology costs, $2.8 million in professional fees, and $2.2 million related to loan workout costs, partially offset by a $21.0 million decrease in other operating expense driven by lower Cash Connect® external funding costs and a $1.5 million decrease in FDIC expenses, primarily driven by the special assessment fees recognized in 2024.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $24.4 million and $68.8 million during the three and nine months ended September 30, 2025, respectively, compared to income tax expense of $21.1 million and $63.6 million for the same periods in 2024. The increase for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to higher income before taxes in 2025 and certain tax credits recognized in 2024.
Our effective tax rate was 24.2% and 24.3% for the three and nine months ended September 30, 2025, respectively, compared to 24.7% and 24.2% for the three and nine months ended September 30, 2024, respectively.
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

(Dollars and share amounts in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Stockholders’ equity of WSFS	$2,753,273	$2,589,752
Less: Goodwill and other intangible assets	973,677	988,160
Tangible common equity (numerator)	$1,779,596	$1,601,592
Shares of common stock outstanding (denominator)	55,427	58,657
Book value per share of common stock	$49.67	$44.15
Goodwill and other intangible assets	17.56	16.85
Tangible book value per share of common stock	$32.11	$27.30
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
Critical accounting estimates at September 30, 2025 did not significantly change from our critical accounting estimates at December 31, 2024, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS
Recent regulatory developments at September 30, 2025 did not significantly change from our recent regulatory developments at December 31, 2024, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below.
One Big Beautiful Bill Act (OBBBA)
On July 4, 2025, the OBBBA was signed into law by President Trump in the United States. The legislation introduces several changes to the U.S. corporate income tax system, including the immediate expensing of qualifying research and development expenditures and the permanent extension of select provisions originally enacted under the Tax Cuts and Jobs Act. The legislation has multiple effective dates and is not expected to have a material impact on the Company.
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

Community Reinvestment Act (CRA)
On October 24, 2023, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency (OCC) issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. On July 16, 2025, the bank regulatory agencies issued a notice of proposed rulemaking to rescind the October 2023 final rule and restore the CRA framework that existed previously, which has remained in effect due to a preliminary injunction that stayed implementation of the October 2023 rule. The Bank received a rating of “Satisfactory” in its most recent performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.
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
Bank Merger Act
On September 17, 2024, the OCC finalized a new Policy Statement Regarding Statutory Factors Under the Bank Merger Act (the “Policy Statement”), which updated the factors the OCC would apply in evaluating a proposed bank merger transaction. The Policy Statement could have potentially made it more difficult and/or costly for us to obtain OCC approval for an acquisition or otherwise resulted in more onerous conditions in approval orders than the OCC had previously imposed. On May 8, 2025, the OCC rescinded the Policy Statement. The United States Department of Justice (DOJ) has left in place its 2023 Merger Guidelines as a framework to review bank mergers and has not reinstated the 1995 Bank Merger Guidelines that it previously applied to bank mergers and which the Federal Reserve and OCC continue to apply. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger.
Recent Regulatory Developments since September 30, 2025
Since September 30, 2025, the OCC has issued certain written guidance and a number of proposed rules that collectively are designed to reduce the regulatory burden for community banks, defined as banks with assets up to $30 billion, and include the Bank. The following is a short summary of certain of the written guidance and proposed rules (none of which are final) recently issued by the OCC:
•Guidance that eliminates mandatory examination activities not required by statute or regulation starting January 1, 2026, and requiring OCC examiners to tailor their examination of a community bank’s specific activities in light of its size, complexity, and risk profile, with heightened focus on material financial risks.
•Guidance that eliminates the examination of community banks' use of the procedures and standards in the retail nondeposit investment products booklet of the handbook issued by the OCC.
•Guidance that provides community banks with flexibility to tailor their model risk management practices, including the appropriate frequency and nature of validation activities,and stating that the OCC will not provide negative supervisory feedback solely for the frequency or scope of the model validation that a community bank reasonably determined to perform.
•A notice of proposed rulemaking to remove the "Fair Housing Home Loan Data System" in 12 C.F.R. Part 27, after the OCC determined that the regulation is obsolete and largely duplicative of and inconsistent with other legal authorities that require national banks to collect and retain certain information on applications for home loans.
•A notice of proposed rulemaking (along with the FDIC) to define the term "unsafe or unsound practice," which is used but not defined in Section 8 of the Federal Deposit Insurance Act,to focus on material harm to the financial condition of the bank or material risk of loss to the deposit insurance fund, as well as to set forth uniform standards for issuing matters requiring attention by bank examiners that only address certain financial risks of, or violations of law by, banks.
•A notice of proposed rulemaking (along with the FDIC) to codify the elimination of reputation risk from their supervisory programs and therefore prohibit the OCC from criticizing or taking adverse action against a bank on the basis of reputation risk or from requiring, instructing, or encouraging a bank to close an account, to refrain from providing an account, product, or service, or to modify or terminate any product or service on the basis of a person or entity’s political, social, cultural, or religious views or beliefs, constitutionally protected speech, or solely on the basis of politically disfavored but lawful business activities perceived to present reputation risk.
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
(b)Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2025.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2022, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of 6,358,727 shares of common stock, or 10% of its outstanding shares as of June 30, 2022. This repurchase program was completed during the third quarter of 2025. During the second quarter of 2025, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of 5,769,334 shares of common stock, or 10% of its outstanding shares as of March 31, 2025. Under the program, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The program is consistent with our intent to optimize capital levels through a mix of dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks and targeting a corporate Common Equity Tier 1 capital ratio of approximately 12%.
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2025.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	308,000	$57.75	308,000	6,169,775
August 1, 2025 - August 31, 2025	294,000	55.72	294,000	5,875,775
September 1, 2025 - September 30, 2025	225,100	55.93	225,100	5,650,675
Total	827,100	$56.53	827,100
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6.     Exhibits

Exhibit Number	Description of Document
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
* Furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSFS FINANCIAL CORPORATION

Date: November 4, 2025	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2025	/s/ David Burg
David Burg
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)