Form 10-K
period 2025-12-31
WSFS FINANCIAL CORP
filed 2026-03-02
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15. U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock as quoted on Nasdaq as of June 30, 2025, was $3,065,102,095. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and beneficial owners of greater than 10% of the registrant's outstanding common stock.
As of February 23, 2026, there were issued and outstanding 52,732,172 shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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
•the success of the Company's growth plans across our WSFS Bank, Cash Connect® and/or Wealth and Trust segments;
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
•any actual or perceived failure or deficiency in the use of artificial intelligence by the Company or third-party vendors or service providers;
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

The following are registered trademarks of the Company: Bryn Mawr Trust®, Cash Connect®, NewLane Finance®, WSFS Institutional Services®, and WSFS Mortgage®. Any other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

PART I
ITEM 1. BUSINESS
OUR BUSINESS
WSFS Financial Corporation (the Company or WSFS) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by the Company's subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. With $21.3 billion in assets and $97.4 billion in assets under management (AUM) and assets under administration (AUA) at December 31, 2025, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region.
A fixture in the community, WSFS Bank has been in operation for more than 193 years. In addition to its focus on stellar client experiences, WSFS Bank has continued to fuel growth and remain a leader in our community. We are a relationship-focused and locally-managed community banking and wealth management franchise, complemented by nationwide businesses. Our Mission and Strategy of “We Stand for Service®" is our foundation and drives our purpose. Our Associates are our main competitive advantage and focus on exceeding Client expectations, delivering stellar experiences and building client advocacy. As of December 31, 2025, we serviced our Clients primarily from our 113 offices located in Pennsylvania (58), Delaware (37), New Jersey (14), Florida (2), Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com and our mobile app.
Subsidiaries
As of December 31, 2025, the Company's consolidated operating subsidiaries included: WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Trust Advisors (BMTA), WSFS SPE Services, LLC.
•BMT-DE, a Delaware state chartered non-depository trust company, supplements our existing Wealth and Trust segment by offering Delaware advantage trust services including directed trusts, asset protection trusts and dynasty trusts via centers of influence such as estate planning attorneys. BMT-DE has approximately $40.7 billion in AUM and AUA at December 31, 2025.
•BMTA is a registered investment adviser and provides fee-only asset management services. BMTA had approximately $4.4 billion in AUM and AUA at December 31, 2025.
•WSFS SPE Services, LLC provides commercial domicile services which include providing employees, directors, subleases of office facilities and registered agent services in Delaware and Nevada.
As of December 31, 2025, WSFS Bank's operating subsidiaries included 1832 Holdings, Inc. and the majority-owned NewLane Finance Company (NewLane Finance®).
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
As of December 31, 2025, WSFS had three unconsolidated subsidiaries, WSFS Capital Trust III (the Trust), Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II.
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

Segment Information
For financial reporting purposes, our business has three segments: WSFS Bank, Cash Connect® and Wealth and Trust. The WSFS Bank segment provides loans and leases, deposits and other financial products to Commercial and Consumer Clients. Cash Connect® provides ATM vault cash, smart safe and cash logistics services in the U.S, servicing non-bank ATMs and smart safes nationwide and supporting ATMs for WSFS Bank Clients. The Wealth and Trust segment provides a broad array of planning and advisory services, investment management, personal and institutional trust services, and credit and deposit products to individuals, corporate, and institutional clients.
WSFS Bank
As of December 31, 2025, WSFS Bank's banking business had a net loan and lease portfolio of $12.6 billion. We have built a $10.0 billion commercial loan and lease portfolio primarily by recruiting seasoned commercial lenders in our markets, offering a high level of service and flexibility. WSFS Bank also offers a broad variety of consumer loan products, retail securities and insurance brokerage services through our branches. The Home Lending division offers mortgage banking and title services through WSFS Mortgage® as well as home equity lending. We fund our lending businesses primarily with deposits generated through commercial relationships and consumer, wealth and trust client deposits, as well as through our digital banking platforms.
Cash Connect®
Our Cash Connect® business is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide. As of December 31, 2025, Cash Connect® manages approximately $1.3 billion in total cash and services approximately 24,000 non-bank ATMs and approximately 11,900 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection and deposit safe cash logistics. As of December 31, 2025, Cash Connect® also supports 488 owned or branded ATMs for WSFS Bank Clients.
Wealth and Trust
Our Wealth and Trust business provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional Clients. Combined, these businesses had $97.4 billion of AUM and AUA at December 31, 2025.
Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. Private Wealth Management, which includes Private Banking, serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and customized banking services including credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the bank’s charter and as a registered investment advisor (RIA). It generates revenue through fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody.
The Bryn Mawr Trust Company of Delaware provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate Clients and special purpose vehicles.
For segment financial information for the years ended December 31, 2025, 2024 and 2023, see Note 21 to the Consolidated Financial Statements in this report.

WSFS DIFFERENTIATION STRATEGY
Through our unique competitive position as the largest locally headquartered bank and trust company in a top financial market with a full suite of national and international capabilities, diversified and resilient fee revenue (noninterest income), and high touch client service, WSFS sets itself apart from other banks in our market and the industry.
This differentiation strategy supports our core franchise with a mix of organic and acquisition-related growth and builds value for our stockholders. Since December 31, 2022, our net loans and leases, which exclude loans held-for-sale, have grown 11% from $11.8 billion to $13.1 billion at December 31, 2025. Over the same period, client deposits have grown 10% from $16.1 billion to $17.6 billion.
The following factors summarize what we believe is our differentiation strategy:
Our Mission and Strategy
Our Mission and Strategy, "We Stand For Service®," is our foundation and drives our purpose. Since 1832, WSFS has been a service-oriented, locally managed community banking institution serving Greater Philadelphia and Delaware region families and businesses. We strive to meet our Clients’ evolving needs and to exceed their expectations every day.
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
At December 31, 2025, we had 2,335 full-time equivalent Associates. Our Associates are not represented by a collective bargaining unit and we believe our relationship with our Associates is strong.
During 2025, WSFS captured the voice of our Associates and our Clients through multiple channels to measure our Associate and Client engagement.
•Our Associate engagement survey results placed WSFS in the 84th percentile of Gallup's global overall company-level database. Our Associate engagement ratio was 8.4:1, which means there were 8.4 engaged Associates for every actively disengaged Associate. This compares to a U.S. working population ratio of 1.9:1.
•Our culture of inclusion index of 4.27 placed WSFS in the top quartile of Gallup's global overall workgroup-level database. We believe these results reflect that Associates are encouraged to be themselves, are a valued part of their teams, experience strength-based developments, have inclusive conversations and trust in the Company's mission, values and leadership.
•Client loyalty improved during the year, as measured by our Net Promoter Scores (NPS). WSFS achieved an overall NPS of 76.0 in 2025, which placed WSFS in the top quartile of Medallia's global database of financial services companies for relationship surveys.

By fostering a culture of engaged and empowered Associates, we believe we have become the employer and bank of choice in our market. In 2025, we were honored to receive the following accolades:
•Named to Forbes' list of America's Best Banks for the sixth year in a row;
•Named a Top Workplace for 2025 by the Delaware News Journal and the Philadelphia Inquirer;
•Named a 2025 honoree of The Civic 50 Greater Philadelphia by the Philadelphia Chamber of Commerce for the fourth year in a row; and
•Recognized in Newsweek's List of America's Greatest Workplaces in Financial Services 2025.
Beyond having diverse talent and Clients, WSFS works to create a truly inclusive environment with opportunities to find commonalities, build relationships and provide support to our Communities from different backgrounds and cultures. We are committed to enhancing belonging and inclusion at work, creating developmental opportunities and continually improving hiring practices to retain our status as an employer of choice. During 2025, the Company completed the following:
•The number of Associates engaged as members of one or more Resource Groups grew by 66% in 2025, with approximately 25% of Associates companywide engaged in Resource Groups.
•Completed the third and largest cohort of a formalized, 9-month mentoring program for Associates in Resource Groups.
•Hosted our second annual Inclusion Week, featuring daily events and trainings for more than 400 Associates.
During 2025, our Associates continued to embody our mission through the following community enrichment activities:
•WSFS Associates surpassed the Company's 2025 volunteer commitment goal of 36,000 hours of service by providing over 38,000 hours of service to our Communities;
•In October, we held our third annual "We Stand for Service Day", during which approximately 1,600 of our Associates provided more than 5,500 hours of service to more than 130 nonprofit and community organizations across the bank's footprint in Delaware, Pennsylvania, and New Jersey.
•We contributed $3.3 million to the WSFS CARES Foundation, the charitable giving arm of WSFS, to enhance community support activities.
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
We have created the largest, premier, locally headquartered community bank in the Greater Philadelphia and Delaware region, offering the benefits of local market knowledge and decision-making, a full-service product suite, the balance sheet to compete with larger regional and national banks, and most importantly, a culture of engaged Associates that bring to life WSFS’ mission and strategy of "We Stand For Service®" in our daily delivery of stellar Client experiences.
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
Our Diversified Business
Diversified Revenue Streams
With over 20 discrete lines of business and products, our diversified revenue model is a key differentiator for the Company. We focus on relationship-based lending which provides the potential for higher profit margins, resilient deposits and strong consumer relationships. In addition, our diversified fee revenue businesses, which include Wealth Management, Trust, Cash Connect®, banking fees, and Capital Markets, account for 31.8% of our revenue and further differentiate us from our peers and provide additional growth opportunities for the Company.
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
•Asset/liability management strategies - Our investment portfolio is consistent with the approved risk appetite of our Board of Directors (the Board). We work to optimize duration, yield and liquidity and to minimize credit risk within policy guidelines. The concentration in agency mortgage backed securities (96% of investment portfolio) and bank qualified municipal bonds (4% of investment portfolio) provides liquidity, yield and credit quality to meet the intended risk profile.
Disciplined Capital Management
We understand that our capital (or stockholders’ equity) belongs to our stockholders. They have entrusted this capital to us with the expectation that it will earn an appropriate return relative to the risks we take. Mindful of this balance, we prudently, but aggressively, manage our capital.
Maintaining prudent capital levels is key to our operating philosophy. At December 31, 2025 all regulatory capital levels for the Bank and the Company were in excess of "well-capitalized" levels. For the capital position of the Bank and the Company, refer to Note 13 of the Consolidated Financial Statements. At December 31, 2025, the Company's common equity to assets ratio was 12.85%, compared to 12.44% at December 31, 2024, and its tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 8.69%, compared to 8.08% at December 31, 2024. For a reconciliation of tangible common equity and tangible assets to net income and total assets, the most directly comparable measures in accordance with U.S. generally accepted accounting principles (GAAP), refer to “Reconciliation of non-GAAP financial measures included in Item 1” located at the end of this section.
We continue to execute our current Board-approved share repurchase plan, as well as any future Board-approved share repurchase plans, including opportunistically repurchasing shares based on current valuation levels, consistent with our intent to optimize capital levels through a mix of dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks and targeting a corporate Common Equity Tier 1 capital ratio of approximately 12%.
Performance Expectations and Alignment with Stockholder Priorities
We are focused on high-performing, long-term financial goals. We define “high-performing” as the top quintile of a relevant peer group in key financial metrics. Management incentives are, in large part, based on driving performance of ROA as well as return on average tangible common equity (ROTCE), which is a non-GAAP financial measure, and EPS. More details on management incentive plans will be included in the proxy statement for our 2026 Annual Meeting of Stockholders.

Growth Plans
We have achieved success over the long-term in lending and deposit gathering, growing the Wealth and Trust segment’s Client base and product offerings and growing Cash Connect®’s Client base and services. Our success has been the result of a focused strategy that provides service, responsiveness and careful execution in a consolidating marketplace.
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
•Building fee revenue through investment in and growth of our fee-based businesses, led by the Wealth and Trust segment.
◦Wealth and Trust saw a 16% increase in fee revenue year-over-year led by WSFS Institutional Services® and BMT-DE. Private Wealth Management continues to make significant investments in its advisory team, including the addition of two advisory teams from competitors since December 2024.
◦Cash Connect® grew smart safe units by 20% in 2025 and continues to focus on profitability and developing technology solutions to serve the evolving cash and payments landscape. The division, in partnership with our retail strategy, continued to serve the Greater Philadelphia and the Delaware region through the WSFS ATM network. The number of owned or branded ATMs was 488 as of December 31, 2025.
◦Enhancing our capabilities to serve the needs of our Clients through our Capital Markets division by making strategic investments to build our Interest Rate Derivatives, Foreign Exchange, and Trade Finance lines of business, employing products and services that enable Clients to better manage their own market risk exposures, and investing in a team of highly experienced markets personnel and improved technology solutions to deliver the capabilities of a globally capable financial institution with a locally headquartered team that is fully embedded in the WSFS culture.
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
◦Continuing to grow WSFS Institutional Services® and increasing relationship opportunities within Private Wealth Management.
◦Finding creative ways to build deposit market share such as targeted marketing programs.
•Seeking targeted, strategic opportunities in our businesses while we focus on optimizing our recent franchise investments.
•Continuing investment in our franchise to increase adoption and usage of digital channels aligned with our strategy by:
◦Enabling business outcomes through optimizing and leveraging the full capabilities of current and future investments in our franchise to increase Associate efficiencies and improve the overall Client experience.
◦Building out Salesforce to support our client relationship management with focus on change management, adoption and governance.
◦Increased control, transparency, automation & efficiencies through platform integrations, enhancements and bot implementations.
◦Advancing how we use data, the deployment of artificial intelligence and predictive modeling to create operational efficiencies and redesign business models.

◦Continue to build upon people, processes and controls within a focus on information security and fraud prevention.
◦Leveraging our trust accounting system and client portal in our Wealth and Trust business to drive efficiency and growth.
Innovation
Our organization is committed to product and service innovation as a means to drive growth and to stay ahead of changing client demands and emerging competition. We are focused on developing and maintaining a strong “culture of innovation” that solicits, captures, prioritizes and executes innovation initiatives, including feedback from our Clients, as well as leveraging technology from product creation to process improvements. Cash Connect®, a premier provider of ATM vault cash, smart safe and other cash logistics services in the U.S., serves as an innovation engine by driving enhancements such as mobile phone cash withdrawals from WSFS Branch ATMs, and has developed best-in-class cash logistics and reconciliation software. WSFS Institutional Services®, which offers owner and indenture trustee services for asset-backed securities, custody, escrow, and verification agent services, as well as numerous other services through the Corporate Trust business, and offers owner and indenture trustee services for high yield and investment grade securities, as well as escrow, administrative agent, collateral agent, security trustee, and numerous other services through the Global Capital Markets business, has partnered with several technology firms to enhance and expand our client offerings. These innovations have created internal efficiencies and valued services for our local banking Clients, institutional Clients and merchants across the nation. We intend to continue to leverage technology and innovation to grow our business and to successfully execute on our strategy.
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
The ERM department facilitates a risk liaison program, consisting of individuals in the first line of defense that monitor and report risks from their respective business lines. ERM engages and has credible challenge discussions with Risk Liaisons and business line leaders to gather information for ERM reporting. ERM reporting is also provided to the Board quarterly. In addition, our Management Risk Committee (MRC), which meets each quarter, provides management governance and oversight of the Company's risk management program on an enterprise-wide basis, and includes members of the Company's executive and senior management teams.

Market Demographics
Our primary market is the Greater Philadelphia and Delaware region, including southeastern Pennsylvania and southern New Jersey. This market benefits from an urban concentration as well as from a unique political, legal, tax and business environment. The following table shows key demographics for our markets compared to the national average.

(Most recent available statistics)	Delaware	Southeastern Pennsylvania(1)	Southern New Jersey(2)	National Average
Unemployment (For November 2025) (3) (4) (5)	4.9%	3.7%	5.0%	4.5%
Median Household Income (2020-2024) (6)	$84,954	$101,477	$98,433	$80,734
Population Growth (2020-2024) (7)	6.3%	0.7%	2.5%	2.6%
(1)Comprised of Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties
(2)Comprised of Burlington and Camden Counties
(3)Bureau of Labor Statistics - Delaware and National unemployment rates are as of November 2025, seasonally adjusted
(4)Bureau of Labor Statistics - Southeastern Pennsylvania unemployment rate is a simple average of the November 2025 not seasonally adjusted unemployment rates for Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties
(5)Bureau of Labor Statistics - Southern New Jersey unemployment rate is a simple average of the November 2025 not seasonally adjusted unemployment rates for Burlington and Camden Counties
(6)U.S. Census Bureau - Quick Facts 2020 - 2024
(7)U.S. Census Bureau - Quick Facts 2020 - 2024
DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY
Condensed average balance sheets for each of the last two years and analyses of net interest income and changes in net interest income due to changes in volume and rate are presented in “Results of Operations” included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
CREDIT EXTENSION ACTIVITIES
Over the past several years we have focused on growing the more profitable, relationship-oriented segments of our loan portfolio as well as growing our consumer portfolio. Our current portfolio lending activity is concentrated on small- to mid-sized businesses in the mid-Atlantic region of the U.S., primarily in Delaware, southeastern Pennsylvania, central and southern New Jersey, Maryland and northern Virginia. Based on current market conditions, we expect our focus on growing commercial and industrial loans and other relationship-based commercial loans to continue during the remainder of 2026 and beyond.
The following table shows the composition of our loan and lease portfolio at year-end for the last two years:

	At December 31,
(Dollars in thousands)	2025		2024
	Amount	Percent	Amount	Percent
Types of Loans
Commercial and industrial	$2,796,654	21.4%	$2,656,174	20.4%
Owner-occupied commercial	1,937,339	14.8	1,973,645	15.2
Commercial mortgages	3,916,159	29.9	4,030,627	31.0
Construction	1,023,911	7.8	832,093	6.4
Commercial small business leases	603,321	4.6	647,516	5.0
Residential(1)	1,089,830	8.3	965,051	7.4
Consumer(2)	1,894,460	14.5	2,086,393	16.1
Gross loans and leases	13,261,674	101.4	13,191,499	101.5
Less:
Allowance for credit losses	179,647	1.4	195,281	1.5
Net loans and leases(3)	$13,082,027	100.0%	$12,996,218	100.0%
(1)Includes reverse mortgages, at fair value of $3.7 million and $3.6 million at December 31, 2025 and 2024, respectively.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
(3)Excludes $61.6 million and $49.7 million of commercial and industrial loans and residential loans held for sale at December 31, 2025 and 2024, respectively.

The following table shows the remaining contractual maturity and rate sensitivity of the loan portfolio by loan category as of December 31, 2025. Loans may be pre-paid, so the actual maturity may differ from the contractual maturity. Prepayments tend to be highly dependent upon the interest rate environment. Loans having no stated maturity or repayment schedule are reported in the "Less than One Year" category.

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial and industrial
Interest rate:
Fixed	$53,535	$452,564	$184,987	$21,073	$712,159
Adjustable	281,839	1,411,635	333,367	57,654	2,084,495
Total	$335,374	$1,864,199	$518,354	$78,727	$2,796,654
Owner-occupied commercial
Interest rate:
Fixed	$87,215	$408,814	$468,222	$236,446	$1,200,697
Adjustable	33,178	277,424	401,066	24,974	736,642
Total	$120,393	$686,238	$869,288	$261,420	$1,937,339
Commercial mortgages
Interest rate:
Fixed	$186,651	$769,314	$341,666	$157,990	$1,455,621
Adjustable	355,435	1,233,501	860,021	11,581	2,460,538
Total	$542,086	$2,002,815	$1,201,687	$169,571	$3,916,159
Construction
Interest rate:
Fixed	$3,566	$8,552	$27,096	$1,244	$40,458
Adjustable	372,469	396,514	192,447	22,023	983,453
Total	$376,035	$405,066	$219,543	$23,267	$1,023,911
Commercial small business leases
Interest rate:
Fixed	$22,893	$511,970	$68,458	$—	$603,321
Total	$22,893	$511,970	$68,458	$—	$603,321
Residential(1)
Interest rate:
Fixed	$26,916	$16,737	$85,059	$446,342	$575,054
Adjustable(2)	7	485	18,798	491,758	511,048
Total	$26,923	$17,222	$103,857	$938,100	$1,086,102
Consumer
Interest rate:
Fixed	$1,282	$82,329	$402,012	$689,477	$1,175,100
Adjustable	7,451	23,966	12,003	675,940	719,360
Total	$8,733	$106,295	$414,015	$1,365,417	$1,894,460
Total loans and leases
Interest rate:
Fixed	$382,058	$2,250,280	$1,577,500	$1,552,572	$5,762,410
Adjustable	1,050,379	3,343,525	1,817,702	1,283,930	7,495,536
Total	$1,432,437	$5,593,805	$3,395,202	$2,836,502	$13,257,946
(1) Excludes reverse mortgages at fair value of $3.7 million.
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
Our commercial mortgage portfolio was $3.9 billion at December 31, 2025. Generally, this portfolio is diversified by property type, with no type representing more than 31% of the portfolio. The three largest types are retail-related (non-mall, neighborhood shopping centers and other retail), residential multi-family, and office with outstanding balances of $1.2 billion, $1.1 billion, and $0.7 billion at December 31, 2025, respectively. The average size of a loan in the commercial mortgage portfolio is $1.3 million and only 35 loans are greater than $15.0 million, with no loans greater than $35.0 million.
We offer commercial construction loans to developers. In some cases these loans are made as “construction/permanent” loans, which provides for disbursement of loan funds during construction with the option of conversion to mini-permanent loans (one - five years) upon completion of construction. These construction loans are short-term, usually not exceeding three years (unless they have a term-out option), with interest rates generally indexed to our WSFS prime rate, the “Wall Street” prime rate or the Secured Overnight Financing Rate (SOFR), and are adjusted periodically as these indices change. The loan appraisal process includes the same evaluation criteria as required for permanent mortgage loans, but also takes into consideration: completed plans, specifications, comparables and cost estimates. Prior to approval of each loan, these criteria are used as a basis to determine the appraised value of the subject property when completed. Our policy requires that all appraisals be reviewed independently from our commercial business development staff. At origination, the loan-to-value ratios for construction loans generally do not exceed 75%. The initial interest rate on the permanent portion of the financing is determined by the prevailing market rate at the time of conversion to the permanent loan. At December 31, 2025, $1.8 billion was committed for construction loans, of which $1.0 billion was outstanding. Also at December 31, 2025, the residential construction and land development (CLD) portfolio represented $690.8 million, or 5%, of total loans and leases and the commercial CLD portfolio represented $163.5 million, or 1%, of total loans and leases. At December 31, 2025, the construction portfolio included $163.6 million of “land hold” loans, which are land loans not currently being developed.
Commercial and industrial and owner-occupied commercial loans include loans for working capital, financing equipment and real estate acquisitions, business expansion and other business purposes. These relationships generally may range in amounts of up to $100.0 million with an average loan balance in the portfolio of $1.5 million, and terms ranging from less than one year to ten years. The loans generally carry variable interest rates indexed to our WSFS prime rate, “Wall Street” prime rate or SOFR. At December 31, 2025, our commercial and industrial and owner-occupied commercial loan portfolios were $4.7 billion and represented 36% of our total loan and lease portfolio. These loans are diversified by industry, with no industry representing more than 15% of the portfolio.
Our commercial small business leases generated through NewLane Finance®, finance critical equipment through advanced technologies, a client-centric approach and transparent business lending practices. The commercial small business leases portfolio was $603.3 million, or 5%, of total loans and leases, at December 31, 2025. These leases included initial average deal sizes of approximately $33 thousand, with yields ranging from 4% to 30% and initial maturity terms of 12 to 84 months.
The remainder of our commercial portfolio includes Small Business, Business Banking, and SBA loans. As of December 31, 2025, Small Business included relationship exposures up to $1.0 million, Business Banking included relationship exposures up to $3.0 million, and SBA loans included loan exposures up to $5.0 million.
Federal law limits the Bank’s extensions of credit to any one borrower to 15% of our unimpaired capital (approximately $366.2 million), and an additional 10% if the additional extensions of credit are secured by readily marketable collateral. Extensions of credit include outstanding loans as well as contractual commitments to advance funds, such as standby letters of credit. Our internal "House Limit" to any one borrowing relationship is $100.0 million. At December 31, 2025, no borrower had collective (relationship) total extensions of credit exceeding either the legal lending limits or our internal limit.

Residential Lending
Generally, we originate residential first mortgage loans with loan-to-value ratios of up to 80% and require private mortgage insurance or government guarantee for up to 35% of the mortgage amount for mortgage loans with loan-to-value ratios exceeding 80%. On a limited basis, we have originated loans with loan-to-value ratios exceeding 80% without a private mortgage insurance requirement or government guarantee. At December 31, 2025, the balance of all such loans was approximately $144.1 million.
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
The majority of our adjustable-rate, residential loans have interest rates that adjust yearly or bi-yearly after an initial period of 5, 7, or 10 years. The change in rate at the first adjustment date could be up to five percentage points, while subsequent rate changes could be up to two percentage points per year, with a maximum lifetime adjustment cap placed on all loans. Adjustments are generally based upon a margin (as of December 31, 2025, 2.75% for the loans indexed by the Standard Overnight Finance Rate) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity, as published by the Board of Governors of the Federal Reserve System (the Federal Reserve).
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
In general, loans that we choose to sell are sold without recourse except for the repurchase right arising from standard contract provisions covering violation of representations and warranties or, under certain investor contracts, a default by the borrower on the first payment. We also have limited recourse exposure under certain investor contracts in the event a borrower prepays a loan in total within a specified period after sale, typically 120 days. The recourse is limited to a pro rata portion of the premium paid by the investor for that loan, less any prepayment penalty collectible from the borrower. There were three loans repurchased in 2025 for $0.8 million, three repurchased in 2024 for $0.7 million, and one repurchased in 2023 for $0.8 million.
Consumer Lending
Our in-house originations consist primarily of home equity lines of credit and installment loans. At December 31, 2025, home equity lines of credit outstanding totaled $683.5 million and installment loans totaled $214.7 million. In total, these product lines represented approximately 47% of total consumer loans. Typically, maximum loan to value (LTV) limits are 90% for primary residences and 70% for all other properties. At December 31, 2025, we had $1.8 billion in total commitments for home equity lines of credit. Home equity lines of credit offer clients the convenience of checkbook and debit card access, and revolving credit features for a portion of the life of the loan and typically are more attractive in a low interest rate environment. Home equity lines of credit expose us to the risk that falling collateral values may leave us inadequately secured. This credit risk is mitigated by our underwriting standards and limit on the combined LTV on residences with a value greater than $2.5 million.

We have purchased certain second-lien home equity installment loans through a partnership with Spring EQ, LLC (Spring EQ). These select loans meet or exceed our current underwriting standards and are similar to home equity loans originated through our branch network. We have purchased student loans through our partnership with LendKey Technologies Inc. (LendKey). LendKey student loans are primarily to consolidate existing student debt and are also underwritten in accordance with our current credit standards. The student loans portfolio also includes loans acquired from past acquisitions, which are U.S. government guaranteed with little risk of credit loss. We have originated personal loans, which are typically unsecured with 36-month or 60-month terms, through our partnership with Upstart. The Spring EQ, LendKey, and Upstart portfolios are in runoff as of December 31, 2025 and the majority of the Upstart portfolio was sold during the twelve months then ended.
The following table shows the composition of our consumer loan portfolio at year-end for the last two years:

	At December 31,
	2025		2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Consumer partnerships(1)	$856,100	45%	$1,195,126	57%
Home equity lines of credit	683,522	36	534,995	26
Installment loans - other(2)	214,695	11	224,796	11
Education loans	68,173	4	72,857	3
Unsecured lines of credit	71,970	4	58,619	3
Total consumer loans	$1,894,460	100%	$2,086,393	100%
(1)Includes Spring EQ, Upstart, and LendKey portfolios.
(2)Includes secured and unsecured installment loans, personal and other loans.

Loan Originations, Purchases and Sales
We engage in traditional lending activities primarily in Delaware, southeastern Pennsylvania, central and southern New Jersey, and contiguous areas of neighboring states. As a federal savings bank, however, we may originate, purchase and sell loans throughout the U.S and do so when such purchases are deemed appropriate. We originate fixed-rate and adjustable-rate residential loans through our banking offices and WSFS Mortgage®, which is part of our Home Lending division.
Commercial: We originate commercial mortgage and commercial loans through our commercial lending division and SBA loan program. Commercial loans are made for working capital, financing equipment acquisitions, business expansion and other business purposes. During 2025, we originated $2.1 billion of commercial and commercial mortgage loan exposures compared to $2.0 billion in 2024. To reduce our exposure on certain types of these loans, and/or to maintain relationships within internal lending limits, at times we will sell a portion of our commercial loan portfolio, typically through loan syndications and participations. Commercial loan sales totaled $202.1 million and $45.5 million in 2025 and 2024, respectively. These amounts represent gross contract amounts and do not necessarily reflect amounts outstanding on those loans. We also periodically buy loan participations from other banks. Commercial loan participation purchases totaled $376.8 million and $163.5 million in 2025 and 2024, respectively.
Commercial credit approvals require a minimum of two authorized signers, and three signers, of escalating authority, are required for new credit actions to relationships with exposure over $2.5 million up to $30.0 million. New credit actions to relationships exceeding $30.0 million, require approval by the Senior Loan Committee. Our credit policy includes a “House Limit” to any one borrowing relationship of $100.0 million. Our policy allows for 10 relationships with an aggregate exposure in excess of the "House Limit" not to exceed 10% of Tier 1 Capital plus ACL. At December 31, 2025, no relationships exceeded the $100.0 million “House Limit.”
Residential and Consumer: During 2025, we originated $541.9 million of residential loans, an increase compared to $433.9 million in 2024. From time to time, we have purchased whole loans and loan participations in accordance with our ongoing asset and liability management objectives. There were no purchases in 2025 or 2024 related to our Community Reinvestment Act (CRA) obligations. We sell a portion of newly originated mortgage loans in the secondary market to generate fee revenue and to manage our overall balance sheet mix. Residential loan sales totaled $367.1 million in 2025 and $303.7 million in 2024. We hold certain mortgage loans for investment, consistent with our current asset/liability management strategies and our relationship-based lending philosophy.

At December 31, 2025, we serviced $186.1 million of residential first mortgage loans and reverse mortgage loans for others, compared to $215.7 million at December 31, 2024. At December 31, 2025, we had $170.2 million of residential first mortgage loans serviced by others, compared to $190.9 million at December 31, 2024. We also serviced residential first mortgage loans and reverse mortgage loans for our own portfolio totaling $919.6 million and $774.1 million at December 31, 2025 and 2024, respectively. We offer government-insured reverse mortgages to our Clients. These loans do not close in our name and we process them as a reverse mortgage broker. During 2025 and 2024, we originated $8.3 million and $6.6 million in reverse mortgages, respectively.
Our 2025 consumer lending activity was conducted through our branch offices, our website, our partnerships with Upstart (the majority of which was sold in 2025) and LendKey, and referrals from other parts of our business. We originate a variety of consumer credit products including home equity loans, home equity lines of credit, and unsecured lines of credit.
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
Most loan fees are not recognized in our Consolidated Statements of Income immediately, but are deferred as adjustments to yield in accordance with GAAP, and are reflected in interest income over the expected life of the loan. Those fees represented interest income of $10.9 million, $7.9 million and $8.8 million during 2025, 2024 and 2023 respectively. Loan fee income was mainly due to fee accretion on new and existing loans (including the acceleration of the accretion on loans that paid early) and prepayment penalties.
LOAN AND LEASE LOSS EXPERIENCE, PROBLEM ASSETS AND DELINQUENCIES
Our results of operations can be negatively impacted by nonperforming assets, which include nonaccruing loans and other real estate owned. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in our opinion, collection is doubtful, or when principal or interest is past due 90 days. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the accretion of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectability of principal and interest.
We manage our portfolio to identify problem loans as promptly as possible and take immediate actions to minimize losses. To accomplish this, our Risk Management Administration and Credit and Asset Recovery departments monitor the asset quality of our loans and real estate portfolios and reports such information to the Consumer Credit Quality Committee, Credit Policy Committee, the Finance Division, and the Risk and Audit Committees of the Board.

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
•Investment securities
•Federal funds purchased
•Federal Home Loan Bank (FHLB)
•Federal Reserve Discount Window
•Brokered deposits
•Trust preferred borrowings
•Senior/ Subordinated debt
Our branch strategy has been focused on expanding our market penetration and retail footprint in Delaware, southeastern Pennsylvania and southern New Jersey and attracting new clients in part to provide additional deposit growth.
Deposits
WSFS Bank primarily attracts deposits through its retail branch offices and loan production offices, in Delaware, southeastern Pennsylvania and southern New Jersey, as well as through our digital banking platforms. Total Client deposits as of December 31, 2025 were $17.6 billion compared to $17.0 billion at December 31, 2024. The estimated amount of total uninsured deposits as of December 31, 2025 was $7.1 billion as compared to $6.4 billion at December 31, 2024.
WSFS Bank offers various deposit products to our Clients, including savings accounts, demand deposits, interest-bearing demand deposits, money market deposit accounts and certificates of deposit. In addition, WSFS Bank accepts “jumbo” certificates of deposit with balances in excess of $250,000 from individuals, businesses and municipalities.
The following table shows the maturities of certificates of deposit of $250,000 or more as of December 31, 2025:

(Dollars in thousands)
Maturity Period	December 31, 2025
Less than 3 months	$222,191
Over 3 months to 6 months	154,987
Over 6 months to 12 months	38,480
Over 12 months	12,559
Total	$428,217
Federal Home Loan Bank Advances
As a member of the FHLB, we are able to obtain FHLB advances. At December 31, 2025, we had no FHLB advances compared to $51.0 million FHLB advances at December 31, 2024. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB and we were in compliance with this requirement with a stock investment in FHLB of $10.2 million as of December 31, 2025 and with $11.8 million at December 31, 2024.
We received $1.8 million in dividends from the FHLB during 2025 compared to $1.5 million during 2024. For additional information regarding FHLB stock, see Note 12 to the Consolidated Financial Statements.

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
The RBC Trusts, which were acquired from Bryn Mawr Bank Corporation, were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements as the Company is not deemed to be the primary beneficiary of these entities. WSFS assumed junior subordinated debentures to the RBC Trusts with a current carrying value of $12.0 million each, totaling $24.0 million, inclusive of the fair value marks. The junior subordinated debentures incur interest at a coupon rate of 6.13% as of December 31, 2025. The rate resets quarterly based on three-month term SOFR plus 2.41%.
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
Senior and Subordinated Debt
On December 11, 2025 the Company issued $200.0 million of senior notes due 2035 (the 2035 Notes). The 2035 Notes mature on December 15, 2035 and have a fixed coupon rate of 5.375% from issuance until December 15, 2030 and a variable coupon rate equal to the benchmark rate (which is expected to be three-month term SOFR), reset quarterly, plus 1.89% from December 15, 2030 until maturity. The 2035 Notes may be redeemed by the Company beginning December 15, 2030 at 100% of principal plus accrued and unpaid interest.
On December 3, 2020, the Company issued $150.0 million of senior notes due 2030 (the 2030 Notes). The 2030 Notes were redeemed on December 15, 2025 at 100% of principal plus accrued and unpaid interest, using cash from the issuance of the 2035 notes. The 2030 Notes had a fixed coupon rate of 2.75% from issuance until redemption.
The Company assumed $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) from Bryn Mawr Bank Corporation, which were issued by Bryn Mawr Bank Corporation in an underwritten public offering on December 13, 2017. The 2027 Notes were redeemed on March 17, 2025, at 100% of principal plus accrued and unpaid interest. The 2027 Notes bore interest at a variable rate that reset quarterly to a level equal to the then-current three-month term SOFR rate plus 2.31%.

Reconciliation of non-GAAP financial measures included in Item 1
We prepare our financial statements in accordance with U.S. GAAP. To supplement our financial information presented in accordance with U.S. GAAP, we provide the tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, in Item 1. We believe this measure provides investors with useful information for understanding the Company’s performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We believe the presentation of this non-GAAP financial measure, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the company’s operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
The tangible common equity to tangible assets ratio is calculated as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Period End Tangible Assets
Period end assets (GAAP)	$21,314,076	$20,814,303
Less: Goodwill and intangible assets	(969,903)	(988,160)
Tangible assets (non-GAAP)	$20,344,173	$19,826,143
Period End Tangible Common Equity
Period end Stockholder’s equity of WSFS (GAAP)	$2,738,545	$2,589,752
Less: Goodwill and intangible assets	(969,903)	(988,160)
Tangible common equity (non-GAAP)	$1,768,642	$1,601,592
Common equity to assets ratio (GAAP)	12.85%	12.44%
Tangible common equity to assets (non-GAAP)	8.69%	8.08%

REGULATION
Overview
The Company and the Bank are subject to extensive federal and state banking laws, regulations, and policies. The Office of the Comptroller of the Currency (OCC) is the Bank’s primary regulator and the Federal Reserve is the Company’s primary regulator. The Consumer Financial Protection Bureau (CFPB) regulates the Bank’s compliance with federal consumer financial protection laws.
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
The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the fullest extent allowed by law. As an insurer of bank deposits, the FDIC promulgates regulations, requires the filing of reports, and has authority to examine the operations of all institutions to which it provides deposit insurance for insurance purposes.
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
In September 2024, the OCC finalized a new Policy Statement Regarding Statutory Factors Under the Bank Merger Act (Policy Statement), which outlines factors that the OCC will consider when evaluating a proposed bank merger transaction, including factors related to financial stability, the financial and managerial resources and future prospects of the existing and proposed institutions, and the convenience and needs of the community. The Policy Statement also lists thirteen indicators that will be present in merger applications that are more likely to be approved expeditiously, including that the resulting institution will have total assets less than $50 billion and that the target’s total assets are less than 50 percent of the acquirer’s total assets. It remains uncertain how the OCC will apply the Policy Statement to particular transactions, and the Policy Statement may make it more difficult and/or costly for us to obtain regulatory approval for an acquisition or otherwise result in more onerous conditions in approval orders than the OCC has previously imposed.
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
Safe and Sound Banking Practices
Savings and loan holding companies and their non-bank subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or constitute violations of laws or regulations. For example, the Federal Reserve opposes any repurchase of common stock or any other regulatory capital instrument if the repurchase would be inconsistent with the savings and loan holding company’s prospective capital needs and continued safe and sound operation. As another example, a savings and loan holding company may not impair its subsidiary savings association’s soundness by causing it to make funds available to non-depository subsidiaries or their clients if the Federal Reserve believes it not prudent for the Company to do so. The Federal Reserve can assess civil money penalties on a party for unsafe and unsound activities conducted on a knowing or reckless basis, if those activities caused a loss to an institution or pecuniary gain to the party. The statutory penalties can range up to $25,000 for certain reckless violations and up to $1.0 million, adjusted for inflation by regulation, for certain knowing violations for each day such a violation continues.

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
Dividends
The principal sources of the Company’s cash are debt issuances and dividends from the Bank, supplemented by dividends from its other operating subsidiaries (including The Bryn Mawr Trust Company of Delaware). Our earnings and activities are affected by federal, state and local laws and regulations. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve that holding companies should pay cash dividends on common stock only out of earnings available for the period for which the dividend is being paid and only if prospective earnings retention is consistent with the organization’s expected future capital needs and current and prospective financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with this policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the Federal Reserve’s policy statement.
A Federal Reserve supervisory letter setting forth expectations for the payment of dividends by holding companies states that a holding company’s Board considering the payment of dividends should consider, among other things, the following factors: (i) overall asset quality, potential need to increase reserves and write down assets, and concentrations of credit; (ii) the potential for unanticipated losses and declines in asset values; (iii) implicit and explicit liquidity and credit commitments, including off-balance sheet and contingent liabilities; (iv) the quality and level of current and prospective earnings, including earnings capacity under a number of plausible economic scenarios; (v) current and prospective cash flow and liquidity; (vi) the ability to serve as an ongoing source of financial and managerial strength to depository institution subsidiaries insured by the FDIC, including the extent of double leverage and the condition of subsidiary depository institutions; (vii) other risks that affect the holding company’s financial condition and are not fully captured in regulatory capital calculations; (viii) the level, composition, and quality of capital; and (ix) the ability to raise additional equity capital in prevailing market and economic conditions (the Dividend Factors). It is particularly important for a holding company’s Board to ensure that the level of a prospective dividend is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. In addition, a holding company’s Board should strongly consider, after careful analysis of the Dividend Factors, reducing, deferring, or eliminating dividends when the quantity and quality of the holding company’s earnings have declined or the holding company is experiencing other financial problems, or when the macroeconomic outlook for the holding company’s primary profit centers has deteriorated. The supervisory letter also states that, as a general matter, a holding company should eliminate, defer or significantly reduce its distributions if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition, or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the holding company is operating in an unsafe and unsound manner.
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
Bryn Mawr Trust Advisors, LLC
Bryn Mawr Trust Advisors, LLC is a registered investment adviser under the Investment Advisers Act of 1940 (the Investment Advisers Act) and as such is supervised by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Noncompliance with the Investment Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputation damage.

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
Under the regulatory capital rules, the components of common equity Tier 1 capital include common stock instruments (including related surplus), retained earnings, and certain minority interests in the equity accounts of fully consolidated subsidiaries (subject to certain limitations). A savings association must make certain deductions from and adjustments to the sum of these components to determine common equity Tier 1 capital. The required deductions for federal savings associations include, among other items, goodwill (net of associated deferred tax liabilities), certain other intangible assets (net of deferred tax liabilities), certain deferred tax assets, gains on sale in connection with securitization exposures and investments in and extensions of credit to certain subsidiaries engaged in activities not permissible for national banks. The adjustments require several complex calculations and include adjustments to the amounts of deferred tax assets, mortgage servicing assets, and certain investments in the capital of unconsolidated financial institutions that are includable in common equity Tier 1 capital. Additional Tier 1 capital includes noncumulative perpetual preferred stock and related surplus, and certain minority interests in the equity accounts of fully consolidated subsidiaries not included in common equity Tier 1 capital (subject to certain limitations). Tier 2 capital includes subordinated debt with a minimum original maturity of five years, related surplus, certain minority interests in the equity accounts of fully consolidated subsidiaries not included in Tier 1 capital (subject to certain limitations), and limited amounts of a bank’s allowance for credit losses (ACL). Certain deductions and adjustments are necessary for both additional Tier 1 capital and Tier 2 capital.
The capital ratios for the Bank and the Company, as of December 31, 2025, indicate regulatory capital levels in excess of the regulatory minimums and the levels necessary for the Bank to be considered “well-capitalized.”

Prompt Corrective Action
All banks and savings associations are subject to a “prompt corrective action” regime. This regime is designed primarily to impose increasingly stringent limits on insured depository institutions as their capital deteriorates below certain levels. There are five different capital levels: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A well-capitalized institution usually is entitled to various regulatory advantages, such as expedited treatment of applications, and no express restrictions on brokered deposits. In order to be “well-capitalized” an OCC-regulated savings association must have a common equity Tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 5.0%, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC. An adequately capitalized savings association must maintain a common equity Tier 1 risk-based capital ratio of at least 4.5%, a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 8.0%, and a Tier 1 leverage ratio of at least 4.0%. If a savings association falls below any one of these floors, it becomes undercapitalized and subject to a variety of restrictions on its operations. There is no tangible capital requirement under prompt corrective action.
As of December 31, 2025, the Bank met all of the prerequisites for well-capitalized status. Additionally, for the Company to be considered “well-capitalized” under Federal Reserve regulations, the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure.
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
On November 16, 2023, the FDIC approved a final rule to implement a special deposit insurance assessment to recover losses to the DIF arising from the protection of uninsured depositors following the receiverships of failed institutions in the spring of 2023. Under the final rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits, reported for the quarter ended December 31, 2022, minus the first $5 billion in estimated uninsured deposits. As of December 31, 2022, the Bank had approximately $6.9 billion of estimated uninsured deposits. The FDIC will collect the special assessment over eight initial quarterly assessment periods starting with the first quarter of 2024, at a quarterly rate of 3.36 basis points (0.0336%). We recognized the entire initial special assessment expense of approximately $5.1 million in 2023. However, depending on future adjustments to the DIF’s estimated loss, the FDIC retained the ability to cease collection early, extend the special assessment collection period, or impose a one-time final shortfall assessment. During 2024, the FDIC updated its estimate of the DIF’s losses and projected that the special assessment would be collected for an additional two quarters beyond the initial eight-quarter collection periods, at a lower rate. Accordingly, we recognized an additional FDIC special assessment anticipated charge of $0.9 million for the year ended December 31, 2024. In December 2025, the FDIC issued an interim final rule to amend the collection of the special assessment. The Company does not anticipate additional charges as a result of this rule.
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
On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. The proposal would require many insured depository institutions to classify a greater amount of their deposits obtained with the involvement of third parties as brokered deposits. An increase in the amount of brokered deposits on an insured depository institution’s balance sheet could, among other consequences, increase the institution’s deposit insurance assessment costs. On March 3, 2025, the FDIC withdrew this proposed rule.
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
Consumer Protection Regulations
The Bank’s offerings of retail products and services to consumers are subject to a large number of federal and state statutes, regulations, and policies. These laws include, but are not limited to the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, federal and state prohibitions on unfair, deceptive, or abusive acts or practices, and regulations implementing each of these statutes. The CFPB has exclusive authority to examine the Bank for compliance with these laws. States may adopt more stringent consumer financial protection statutes that could apply to us as well. State attorneys general also may file suit to enforce federal and state laws.

Since the CFPB first began operations, the CFPB's supervisory, enforcement, and rulemaking priorities have shifted as its leadership has changed, and we are unable to predict what effect, if any, future changes to the CFPB's leadership and priorities may have on the Bank.
The CFPB has issued a number of significant rules, including rules that affect nearly every aspect of the residential mortgage lending and servicing process, from origination through maturity or foreclosure. Among other things, the rules require home mortgage lenders to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test, under which there exists a rebuttable presumption that defined "qualified mortgages" satisfy the reasonable ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. The CFPB also has authority to establish rules prohibiting unfair, deceptive, or abusive acts or practices.
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
Bank Secrecy Act and Anti-Money Laundering
The Bank Secrecy Act requires federal savings associations and other financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. Principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components; (ii) establishment of a "know your client" program involving due diligence to confirm the identity of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities; (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of currency; (iv) additional precautions for accounts sought and managed for non-U.S. persons; (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships; and (vi) the filing of suspicious activity reports for suspicious transactions. For many of these tasks an insured depository institution must keep records to be made available to its primary federal regulator. Anti- money laundering rules and policies are developed and enforced by a bureau within the U.S. Department of the Treasury, the Financial Crimes Enforcement Network (FinCEN), but compliance by individual institutions is also overseen by their primary federal regulator, which in the Bank's case is the OCC.

Bank Secrecy Act and anti-money laundering compliance has been a special focus of the OCC and the other federal banking agencies in recent years. Non-compliance may result in an enforcement action, often with substantial monetary penalties and reputation damage. A savings association or bank that is required to strengthen its compliance program often must put on hold any initiatives that require banking agency approval.
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
Community Reinvestment Act
All savings associations and banks are subject to the Community Reinvestment Act (CRA), which requires federal banking regulators to use their supervisory authority to encourage such institutions to help meet the credit needs of the communities within the institution’s assessment area. The CRA does not impose specific lending requirements, and it does not contemplate that a savings association or bank would take any action inconsistent with safety and soundness. The federal banking agencies evaluate the performance of each of their regulated institutions periodically. Evaluations that result in a conclusion of “Needs to Improve” or “Substantial Non-Compliance” may block or impede regulatory approvals for other actions by an institution.
The Bank received a rating of “satisfactory” in its most recent performance evaluation.
On October 24, 2023, the Federal Reserve, FDIC, and OCC issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. Under the revised framework, banks with assets of at least $2 billion, such as the Bank, are considered large banks and their retail lending, retail services and products, community development financing, and community development services will be subject to periodic evaluation. Depending on a large bank’s geographic distribution of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit taking facilities. Industry organizations have challenged the final rule in court, and on March 29, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule. On July 16, 2025, the Federal Reserve, FDIC, and OCC issued a notice of proposed rulemaking to rescind the October 24, 2023 final rule implementing the CRA and to replace it with the prior CRA regulations that were originally adopted by the agencies in 1995, with certain amendments. The litigation described above challenging the October 24, 2023 final rule has been stayed on appeal pending completion of the new rulemaking proceedings. The final outcome of such challenge is uncertain.

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
•Decreases in Client deposits;
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
•Decreases in our Wealth and Trust segment's AUM portfolios as a result of, among other things, decreases in market value from investment performance losses and Clients' increased financial needs;
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
Over the past several years, our earnings have been, and continue to be, significantly impacted by substantial fluctuations in the interest rate environment. In response to the economic and financial effects of the COVID-19 pandemic, the Federal Reserve initially reduced interest rates through 2020 and 2021 and instituted quantitative easing measures as well as domestic and global capital market support programs. In 2022 and 2023, to curb rising inflation, the Federal Reserve increased the target Federal Funds rate−the interest rate that banks charge each other for overnight lending in order to help maintain the reserve requirements of the Federal Reserve−to a range between 5.25% and 5.50% and enacted policies to achieve that target range. During 2025, the Federal Reserve announced three decreases to the Federal Funds rate, ending the year with a range between 3.50% and 3.75%.
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
Future changes in interest rates may reduce the market value of our investment securities, which could impact market confidence in our operations. For example, a series of bank failures in the spring of 2023 was precipitated by losses in the value of securities portfolios due to rising interest rates and subsequent reduction in deposits. In addition, our securities portfolio is subject to risk as a result of our exposure to the credit quality and strength of the issuers of the securities or the collateral backing such securities. Any decrease in the value of the underlying collateral will likely decrease the overall value of our securities, affecting equity and possibly impacting earnings.

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

The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized”, and at December 31, 2025, the Bank met or exceeded all applicable requirements to be deemed “well-capitalized” for purposes of the FDIA. However, the Bank may not continue to meet these requirements. Limitations on the Bank’s ability to accept brokered deposits (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) for any reason in the future could adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have an adverse effect on our business.
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
Our principal sources of liquidity include client deposits, FHLB borrowings, brokered certificates of deposit, sales of loans, repayments to the Bank from borrowers and paydowns and sales of investment securities. Our ability to obtain funds from these sources could become limited, or our costs to obtain such funds could increase, due to a variety of factors, including changes in our financial performance, the imposition of regulatory restrictions on us, or adverse developments in the capital markets, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole. If our ability to obtain necessary funding is limited or the costs of such funding increase, our ability to meet our obligations or grow our banking business would be adversely affected and our financial condition and results of operations could be harmed.
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
We are subject to extensive federal and state regulation, supervision and examination governing almost all aspects of our operations. The Federal Reserve is the primary federal regulator for the Company, the OCC is the Bank’s primary regulator and the CFPB regulates the Bank’s compliance with a defined category of Federal consumer financial laws. Other agencies, including the U.S Department of Justice, the U.S Department of Housing and Urban Development, and state attorney's in general also have enforcement or other authority. The banking laws, regulations and policies applicable to us govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, and general business operations, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, establishment of new offices, the maximum interest rate that may be charged by law and treatment of clients. In addition, banking regulators have broad authority to supervise our banking business, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation or administrative order. Failure to appropriately comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects. A government shutdown or understaffing at the Federal Reserve, the OCC and/or the CFPB could result in unforeseen delays in our ability to receive approval for certain transactions or deal with other regulatory issues. Such a delay could adversely affect our business, results of operations, or financial condition.

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
The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. These laws and regulations also provide that we are ultimately responsible to ensure our third party vendors adhere to the same laws and regulations. In addition to other bank regulatory agencies, FinCEN is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with state and federal banking regulators, as well as the U.S. Department of Justice, CFPB, Drug Enforcement Administration, and Internal Revenue Service.
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
The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. Adverse findings in an evaluation of our fair lending compliance could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge our performance under fair lending laws in private individual and class action litigation. Such actions could have an adverse effect on our business, financial condition, results of operations and prospects.
The Community Reinvestment Act requires federal banking regulators to use their supervisory authority to assess depository institutions' record of community investment. If the Bank does not perform satisfactorily under the Community Reinvestment Act, as determined by the OCC, the Company and the Bank could be restricted in their ability to expand through mergers, acquisitions, and/or the establishment of branches.
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
As an insured depository institution with $10 billion or more in total assets, WSFS Bank is subject to supervision, examination, and enforcement with respect to defined Federal consumer financial laws by the CFPB. The CFPB has broad authority to administer and carry out provisions of the Dodd-Frank Act with respect to the Company's consumer financial products and services and may impose requirements more onerous than those of other bank regulatory agencies. For example, the Dodd-Frank Act authorizes the CFPB to write rules or bring enforcement actions to prohibit acts or practices that are unfair, deceptive or abusive in connection with consumer financial products or services, and the concept of an "abusive" act or practice did not previously exist in federal banking law.
The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services, which has resulted in those participants expending significant time and money, including the costs of penalties and consumer redress, to respond to the actions pursued by the CFPB. As part of its rulemaking and enforcement activities, the CFPB has adopted interpretations of consumer protection laws that have required many market participants to change their practices and expend substantial resources to do so. The CFPB has used its authorities to penalize market participants and/or change market practices in several areas of the financial services industry, including automobile loan servicing, credit card account management, debt collection, small business lending, the operation of ATMs, mortgage origination and servicing, depository account management, the charging of late fees or other credit card fees, the charging of overdraft fees and insufficient funds fees on deposit accounts, and consumer reporting, among others.
There continues to be uncertainty as to how CFPB's strategies and priorities will impact the Company's business and operations. As noted in “Business - Regulation of the Company,” the Acting Director of the CFPB instructed agency staff to pause most activity, including supervision and enforcement. There also has been a reduction in staffing and funding at the CFPB in 2025, which has been challenged in ongoing litigation. While it is presently unclear what the level and nature of activity by the CFPB will be going forward, other governmental authorities, including state attorneys general or banking regulators, may seek to increase their regulation and supervision of, and enforcement against providers of consumer financial products and services in response to changes at the CFPB and other federal agencies, which could increase our regulatory risk.
5. Operational Risk
Our technology-related operational processes and procedures may not be effective in accomplishing their intended purposes.
Our operations depend upon the use of computer programs, algorithms, and other analytical tools. If such technology is ineffective at its intended purposes or includes errors in computer code, bias, bad data, misuse of data, or fraud, it may adversely affect our operations. Additionally, as societal norms, legal requirements, businesses and markets evolve, our technology may not accurately reflect this evolution. There may also be technology-related issues that exist, or that develop in the future, that we have not anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. In particular, the implementations of new technologies and digital solutions may cause business disruptions that affect our ability to maintain relationships with clients, depositors and employees. If our risk management framework does not effectively identify and control such risks, we could suffer unexpected losses or be adversely affected, and that could have an adverse effect on our business, results of operations and financial condition.

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
Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our business, financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems, software and networks utilized by us, including our Internet banking activities, against damage from physical break-ins, cyber-attacks, cybersecurity breaches and other disruptive problems. Failures in, or breaches of, our computer systems, software and networks, or those of our third-party vendors or other service providers, including as a result of cyber-attacks, cybersecurity breaches and other disruptions, could disrupt our business or operations or those of our Clients and counterparties, result in the disclosure or misuse of confidential or proprietary information, result in supervisory liability or regulatory enforcement action, damage our reputation, result in a loss of Clients and business, result in a loss of confidence in the security of our systems, products and services, increase our costs and cause losses to us. Our security measures, including firewalls and penetration testing, as well as Board oversight and management's assessment, identification and management of cybersecurity risks, may not prevent or detect future potential losses or liabilities from system failures or breaches or cyber-attacks, cybersecurity breaches, or other disruptions. We seek to continuously monitor for and nimbly react to any and all such malicious cyber activity, and we develop our systems to protect our technology infrastructure and data from misuse, misappropriation or corruption. Senior management gives a quarterly update on cybersecurity to the Risk Committee of our Board (Risk Committee) and an annual update to our full Board.
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

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet, cloud, and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. Additionally, like many large enterprises, we have introduced more remote work arrangements for our Associates. The increase in remote work arrangements over the past few years has introduced potential new vulnerabilities to cyber threats. We also face increased cybersecurity risk as we deploy additional technologies and digital solutions, including our website and mobile banking app. We may also face increased cybersecurity risk for a period of time after acquisitions as we transition the acquired entity’s historical systems and networks to our standards. Moreover, any cyber-attack or other security breach may persist for an extended period of time without detection. We endeavor to design and implement policies and procedures to identify such cyber-attacks or breaches as quickly as possible; however, we expect that any investigation of a cyber-attack or breach would take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack or breach.
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
Our use of third-party service providers exposes us to the risk of failures in their operations and their risk and control environments. We outsource certain key functions to external parties, including some that are critical to financial reporting (including our use of hedge accounting), valuations, our mortgage-related investment activity, loan underwriting, and loan servicing. We may enter into other key outsourcing relationships in the future and continue to expand our existing reliance on third-party service providers. If one or more of these key external parties were not able to perform their functions, perform them at an acceptable service level or handle increased volumes, or if one of them experiences a disruption in its own business or technology from any cause, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of third-party service providers also exposes us to the risk of losing intellectual property or confidential information and to other harm, including to our reputation. Our ability to monitor the activities or performance of third-party service providers may be constrained, which may make it difficult for us to assess and manage the risks associated with these relationships.
Use of artificial intelligence by us and our third-party vendors or service providers could result in reputational or competitive harm, legal or regulatory liability and adverse impacts on our results of operations.
We have incorporated, and expect to continue to incorporate in the future, artificial intelligence (“AI”) solutions into our operations, and the use of AI involves various risks and challenges that could adversely affect our business, financial condition or results of operations. In addition, we expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings. The use, development and deployment of AI systems or the AI systems of third-party AI vendors involve inherent technical complexities and uncertainties, and these AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms, which could compromise the reliability and effectiveness of our products and services based on AI. In addition, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
The use of AI applications, including large language models, has resulted in, and may in the future result in, cybersecurity vulnerabilities or incidents that implicate the personal information, intellectual property, proprietary data or other sensitive information of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, regulatory scrutiny or legal liability.

The increased adoption of AI technologies in our products and services may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks or other complications that could adversely affect our business, reputation or financial results. The regulatory landscape governing AI technologies is evolving rapidly, and various jurisdictions, including Europe and certain U.S. states, have proposed or already adopted laws governing the use, development and deployment of AI technologies. Changes in laws, regulations or enforcement practices may impose new compliance requirements, restrict certain AI applications or increase our regulatory obligations, which could negatively impact our business and results of operations.
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
In our asset servicing, investment management, fiduciary administration and other business activities, we effect or process transactions for clients and for us that involves very large amounts of money. Failure to properly manage or mitigate operational risks can have adverse consequences, and increased volatility in the financial markets may increase the magnitude of resulting losses. Given the high volume of transactions we process, errors that affect earnings may be repeated or compounded before they are discovered and corrected.
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
Our ability to attract and retain clients, investors, and highly-skilled management and Associates is affected by our reputation and the reputation of the financial services industry as a whole. Adverse developments may result in additional scrutiny or new litigation against us and potential sources of reputational damage are discussed throughout these risk factors. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could adversely impact our business, financial condition and results of operations.
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
In particular, the success of our Wealth and Trust segment is highly dependent on reputation. Our Wealth and Trust segment derives the majority of its revenue from noninterest income which consists of trust, investment and other servicing fees, and our ability to attract trust and wealth management clients is highly dependent upon external perceptions of this segment’s level of service, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage the division’s and our reputation among existing clients and corporate clients, which could make it difficult for the Wealth and Trust segment to attract new clients and maintain existing ones.

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
Goodwill and other intangible assets arise when a business is purchased for an amount greater than the net fair value of its identifiable net assets. We have recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions. We evaluate goodwill and intangibles for impairment at least annually. Although we have determined that goodwill and other intangible assets were not impaired during 2025, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. Any future write-down of the goodwill or other intangible assets could result in a material charge to earnings.
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
Our Information Security Department performs annual risk assessments to evaluate the effectiveness of the controls as set forth in the Information Security Program to support the requirements under Gramm-Leach Bliley Act (GLBA), and Federal Financial Institutions Examination Council (FFIEC) Guidance on Securing Client Information. The focus areas include:
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
Internal and external Penetration Testing is performed annually. Tests are conducted or reviewed by independent third parties or qualified Associates independent of those that develop or maintain the security program. Testing is performed annually by third party auditors contracted through the Company's Risk Management Department. Management reviews test results promptly and ensures that appropriate steps are taken to address adverse test results. Remediation efforts are organized and made available to the Risk Committee, the Audit Committee, the Cybersecurity Committee, as well as for review by third party auditors and examiners.
The Company's Cybersecurity Committee is responsible for providing overall direction to reduce risk to company and Client data that resides in various systems, both in-house and with third parties. The committee duties are to ensure the confidentiality, integrity, and availability of such information. Further, the Cybersecurity Committee is responsible for (1) prioritization of Enterprise Strategic Planning for cybersecurity, (2) the review and approval of corporate cybersecurity risk tolerance, (3) monitoring of cybersecurity threats and trends, (4) support of cross-functional collaboration on cybersecurity activities, and (5) promotion and support of cybersecurity awareness and decisions across the enterprise.
The Company has implemented a Cybersecurity Incident Response Plan (CSIRP), which is integrated into its Master Business Continuity Plan, to identify, assess and respond to cybersecurity threats. The CSIRP provides a well-defined, consistent, and organized approach to information security related incidents and is supplemented by playbooks designed to respond to specific attacks. The CSIRP requires approval by the Executive Leadership Team under the Management Risk Committee and is governed by the Continuity of Operations Policy that is approved annually by the Board.
The Company is not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company's business strategy, results of operations or financial condition.

Governance
Our Information Security Policy and Information Security Program are the standards used to protect the Bank’s confidential information. The Information Security Policy is annually reviewed, updated, and approved by the Risk Committee and the Board.
The CISO reports security related incidents, findings, changes, etc. to the Risk Committee, on an annual basis or quarterly as needed. This information is communicated through the Company's Risk Department. The CISO has more than 25 years of experience in the information security field, including 24 years at WSFS, and holds several professional certifications and memberships in the Information Security, IT, and financial services fields.
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
The CSIRP includes a framework to timely report cybersecurity incidents to our Executive Leadership Team. The severity of an incident is based on perceived impacts that include the severity of damage, compromise, or loss, and probability of further exploitation or escalation. The Chief Information Officer (CIO) and CRO are notified of all incidents that are determined to be significant. based on perceived impacts of the incident or event. The Chief Executive Officer and the Board are notified of these incidents by the CIO and CRO as necessary.
For further information on risks to the Company from cybersecurity threats, see "System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses" under Item 1A. Risk Factors."
ITEM 2. PROPERTIES
Our headquarters are located at 500 Delaware Ave., Wilmington, Delaware where we lease 78,534 square feet of space. At December 31, 2025, we conducted our business through 87 banking offices located in Delaware, southeastern Pennsylvania and southern New Jersey.
In addition to our branch network, we own or lease office space for 26 other loan production offices and facilities located in Delaware, southeastern Pennsylvania, southern New Jersey, Florida, Nevada and Virginia to house operational activities, Cash Connect® and our Wealth and Trust businesses. We owned 37 of our banking offices and other facilities while all other locations were leased.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is traded on the Nasdaq Global Select Market under the symbol “WSFS.” At February 23, 2026, we had 2,929 registered common stockholders of record.
The closing market price of our common stock at February 23, 2026 was $65.36.
Dividends
For a discussion of dividend restrictions on our common stock, or of restrictions on dividends from the Company's subsidiaries to the Company, see “Business - Regulation - Regulation of the Company - Dividends” and “Business - Regulation - Regulation of WSFS Bank - Dividends Restrictions.”
Securities Authorized for Issuance Under Equity Compensation Plans
Shown below is information as of December 31, 2025 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	151,354	$43.66	1,710,180
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	151,354	$43.66	1,710,180
(1)Plans approved by stockholders include the 2013 Incentive Plan and the 2018 Incentive Plan.
Share Repurchases:
During the second quarter of 2022, the Board approved a share repurchase program authorizing the repurchase of 6,358,727 shares of common stock, or 10% of our outstanding shares as of June 30, 2022. This repurchase program was completed during the third quarter of 2025. During the second quarter of 2025, the Board of the Company approved a share repurchase program authorizing the repurchase of 5,769,334 shares of common stock, or 10% of its outstanding shares as of March 31, 2025. Under the program, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The program is consistent with our intent to optimize capital levels through a mix of dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks and targeting a corporate Common Equity Tier 1 capital ratio of approximately 12%.
During the three months ended December 31, 2025, the Company repurchased 2,029,468 shares of common stock under the share repurchase program.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1, 2025 - October 31, 2025	756,596	$52.85	756,596	4,894,079
November 1, 2025 - November 30, 2025	1,152,972	54.14	1,152,972	3,741,107
December 1, 2025 - December 31, 2025	119,900	57.23	119,900	3,621,207
Total	2,029,468	53.84	2,029,468

COMPARATIVE STOCK PERFORMANCE GRAPH
The graph and table which follow show the yearly percentage change in the cumulative total shareholder return on our common stock over the last five years compared with the cumulative total shareholder return of the Nasdaq Bank Index, the KBW Nasdaq Regional Bank Index, and the S&P SmallCap 600 Index over the same period as obtained from Bloomberg L.P. Cumulative total shareholder return on our common stock or the indices equals the total increase in value since December 31, 2020, assuming reinvestment of all dividends paid into the common stock or the index, respectively. The graph and table were prepared assuming $100 was invested on December 31, 2020 in our common stock and in each of the indices. There can be no assurance that our future stock performance will be the same or similar to the historical stock performance shown in the graph below. We neither make nor endorse any predictions as to stock performance.

CUMULATIVE TOTAL SHAREHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
December 31, 2020 through December 31, 2025

Dollars
250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
WSFS Financial Corporation
Nasdaq Bank Index
KBW Nasdaq Regional Bank Index
S&P SmallCap 600 Index

	December 31, 2020 through December 31, 2025 Cumulative Total Return
	2020	2021	2022	2023	2024	2025
WSFS Financial Corporation	$100	$113	$103	$106	$125	$131
Nasdaq Bank Index	100	143	120	116	139	149
KBW Nasdaq Regional Bank Index	100	137	127	127	143	153
S&P SmallCap 600 Index	100	127	106	123	134	142

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $21.3 billion in assets and $97.4 billion in assets under management (AUM) and assets under administration (AUA) at December 31, 2025, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 193 years. In addition to our focus on stellar client experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission is simple: “We Stand for Service®.”
As of December 31, 2025, the Company's consolidated operating subsidiaries included WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Trust Advisors (BMTA), and WSFS SPE Services, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. Subsidiaries of WSFS Bank included 1832 Holdings, Inc. and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Our banking segment had a net loan and lease portfolio of $12.6 billion as of December 31, 2025. We have built a $10.0 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches. The Home Lending division offers mortgage banking and title services through our branches and WSFS Mortgage®, our mortgage banking division specializing in a variety of residential mortgage and refinancing solutions. We fund our lending businesses primarily with deposits generated through commercial relationships and consumer, wealth and trust client deposits, as well as through our digital banking platforms.
Our leasing business, conducted by NewLane Finance®, originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Our Cash Connect® segment is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide, and manages approximately $1.3 billion in total cash and services approximately 24,000 non-bank ATMs and 11,900 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, and deposit safe cash logistics. Cash Connect® also supports 488 owned or branded ATMs for WSFS Bank Clients, which is one of the largest branded ATM networks in our market.
Our Wealth and Trust segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients. Combined, these businesses had $97.4 billion of AUM and AUA at December 31, 2025.
Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. Private Wealth Management serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and traditional banking services such as credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the Bank’s charter and as a registered investment advisor (RIA). It generates revenue through a percentage fee based on account assets, fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody.
BMT-DE provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles.
As of December 31, 2025, we service our Clients primarily from 113 offices located in Pennsylvania (58), Delaware (37), New Jersey (14), Florida (2), Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com, and our mobile app.

Notable Items Impacting Results of Operations, Financial Condition and Business Outlook
Notable items in 2025 include the following:
•EPS was $5.09 and ROA was 1.36%, compared to $4.41 and 1.27%, respectively, for the year ended December 31, 2024.
•Net interest margin of 3.87%, compared to 3.82% for the year ended December 31, 2024, driven by deposit repricing actions continued wholesale funding optimization, and higher cash balances, partially offset by lower loan yields due to rate cuts.
•Client deposits increased $612.7 million, or 4%, primarily due to growth in Trust deposits, reflecting continued strong performance in this business.
•Net loans and leases grew $85.8 million, or 1%, compared to December 31, 2024. Increases in construction loans, commercial & industrial, and residential mortgage were partially offset by decreases in consumer loans and commercial mortgages.
•Noninterest income in our Wealth and Trust segment increased 16% compared to December 31, 2024, driven by growth in WSFS Institutional Services®.
◦WSFS Institutional Services® ended 2025 as the securitization industry's fourth most active trustee for U.S. ABS and MBS according to Asset-Backed Alert's ABS Database.
•During the year, WSFS recognized $3.2 million of nonrecurring income from our partnership with Spring EQ, comprised of the $2.3 million annual earnout and $0.9 million of post-close distributions related to the sale of our equity investment that occurred in the fourth quarter of 2023.
•Throughout the year, WSFS exited certain non-strategic businesses and product offerings which included the sales of the Upstart loan portfolio and Powdermill business (which provided tax and other administrative services to family offices), as well as the unwind of a wealth advisory partnership with Commonwealth Financial. These actions helped to streamline our product offering and organizational focus on our core strategic priorities.
◦The Upstart portfolio was an unsecured consumer lending portfolio generated through our partnership with Upstart. The impacts from the sale included a net charge-off of $5.2 million against previous reserves of $9.9 million, resulting in a provision release of $4.7 million.
•Returned $324.7 million of capital to shareholders through $287.5 million of share repurchases and $37.2 million of quarterly dividends. Under the Company's share repurchase program, 5,439,981 shares of common stock were repurchased at an average price of $52.86 per share.
•The Board approved a 13% increase in the quarterly cash dividend to $0.17 per share of common stock as well as an incremental share repurchase authorization of 10% of outstanding shares as of March 31, 2025.
•The Company and the Bank continue to be well-capitalized across all measures of regulatory capital, with total common equity tier 1 capital of 13.92% and 14.06%, respectively, and total risk-based capital of 15.67% and 15.25%, respectively.
•In December, the Company issued $200.0 million of senior notes due 2035 (the 2035 Notes). The 2035 Notes mature on December 15, 2035 and have a fixed coupon rate of 5.375% from issuance until December 15, 2030 and a variable coupon rate equal to the benchmark rate (which is expected to be three-month term SOFR), reset quarterly, plus 1.89% from December 15, 2030 until maturity. The proceeds from this issuance were concurrently used to redeem $150.0 million of Fixed-to-Floating Senior Notes due 2030 (the 2030 Notes).
•WSFS completed the redemption of $70.0 million fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) acquired from Bryn Mawr Trust using our other operating cash flows.
Subsequent Events
In February 2026, the Company received payment for loans that were previously charged off in the first quarter of 2025 to a fund invested in office properties. In the first quarter of 2026, the Company will recognize a recovery of $15.7 million (against the first quarter 2025 charge-off of $15.9 million) as well as the payoff of a $2.5 million nonperforming loan, specific to this transaction. Management will update its previously announced 2026 net charge-off outlook as part of its first quarter 2026 Earnings Release.

FINANCIAL CONDITION
Total assets increased $499.8 million, or 2%, to $21.3 billion as of December 31, 2025, compared to $20.8 billion as of December 31, 2024. The increase is primarily comprised of the following (in descending order of magnitude):
•Total cash and cash equivalents increased $544.3 million, primarily due to higher deposits.
•Net loans and leases held for investment increased $85.8 million due to increases in construction loans of $191.8 million primarily from draws on existing commitments, $140.5 million in commercial and industrial loans, and $124.8 million in residential mortgage loans. These increases were partially offset by decreases in consumer loans of $191.9 million primarily driven by the Upstart portfolio sale and runoff of the Spring EQ portfolio, $114.5 million in commercial mortgages primarily due to the payoff of several large loans, and $36.3 million in owner-occupied commercial loans
•Other assets decreased $87.3 million, primarily driven by a $55.0 million decrease in low-income housing tax credit investments and a $34.9 million decrease in derivatives from our Capital Markets business due to changes in fair value, partially offset by a $15.2 million increase in receivables due to the settlement timing of ACH payments.
•Goodwill and intangible assets decreased $18.3 million due to scheduled amortization and impacts from the sale of the WSFS Wealth Management, LLC (dba Powdermill Financial Solutions) business.
•Total investment securities decreased $15.2 million:
◦Investment securities, held to maturity decreased $46.8 million primarily due to repayments, maturities and calls of $62.2 million, partially offset by $12.4 million of amortization of net unrealized losses on securities transferred from available-for-sale.
◦Investment securities, available-for-sale increased $31.6 million, primarily due to a net $212.2 million increase in market value on available-for-sale securities and $203.0 million in purchases, partially offset by repayments of $380.6 million .
Total liabilities increased $351.1 million, or 2%, to $18.6 billion at December 31, 2025 compared to the prior year, primarily comprised of the following (in descending order of magnitude):
•Total deposits increased $612.7 million, primarily driven by the Wealth and Trust segment, with growth in noninterest demand and money market deposits.
•Other liabilities decreased $162.2 million primarily due to a decrease of $162.4 million in collateral held on derivatives and derivative liabilities.
•FHLB advances decreased $51.0 million due to wholesale funding optimization.
•Senior and subordinated debt decreased $21.7 million due to the redemption of the 2030 Notes and 2027 Notes, partially offset by the issuance of the 2035 Notes.
Stockholders’ equity increased $148.8 million to $2.7 billion at December 31, 2025 compared to the prior year. The increase was primarily due to earnings of $287.3 million during the year and a decrease of $179.3 million in accumulated other comprehensive loss due to market value increases on investment securities, partially offset by significant capital returns to shareholders ($287.5 million from the repurchase of shares of common stock under our stock repurchase plan as well as payment of dividends on our common stock of $37.2 million).
We repurchased 5,439,981 and 2,049,739 shares of our common stock in 2025 and 2024, respectively. We held 23,046,983 shares and 17,607,002 shares of our common stock as treasury shares at December 31, 2025 and 2024, respectively.
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
Regulators have established five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leveraged and risk-based capital measures and certain other factors. Under the Prompt Corrective Action framework of the Federal Deposit Insurance Corporation Act, depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At December 31, 2025, the Bank and the Company were in compliance with regulatory capital requirements and all of their regulatory ratios exceeded “well-capitalized” regulatory benchmarks. For the capital position of the Bank and the Company, refer to Note 13 of the Consolidated Financial Statements.
In addition, and not included in the Bank's capital, the Company separately held $254.5 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.
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
As of December 31, 2025, the Company has $1.7 billion in cash, cash equivalents, and restricted cash. Our estimated uninsured deposits were $7.1 billion, or 40% of total client deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $5.3 billion, or 30% of total Client deposits.
As of December 31, 2025, the Company had a readily available, secured borrowing capacity of $5.9 billion from the FHLB and $2.3 billion through the Federal Reserve Discount Window. In addition, the Company had $0.3 billion in unpledged securities that could be used to support additional borrowings and $1.2 billion of cash deposited with the Federal Reserve Bank.
During the year ended December 31, 2025, cash, cash equivalents and restricted cash increased $544.3 million to $1.7 billion from $1.2 billion as of December 31, 2024. Cash provided by operating activities was $220.0 million, primarily reflecting the cash impact of earnings. Cash provided by investing activities was $124.9 million primarily due to repayments of AFS and HTM securities of $380.6 million and $62.2 million, respectively, partially offset by $203.0 million of purchases of AFS securities and a $117.7 million net increase in loans and leases. Cash provided by financing activities was $199.5 million, primarily due to a $604.3 million net increase in deposits and $200.0 million from the issuance of the 2035 Notes, offset by $290.3 million for repurchases of common stock under the previously announced stock repurchase plan, $220.0 million for the redemption of senior and subordinated debt, $51.0 million for the redemption of fixed rate FHLB term advances, and $37.2 million for the payment of quarterly dividends.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At December 31, 2025, we had $167.9 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 19 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases see Note 9 to the Consolidated Financial Statements. At December 31, 2025, we had obligations for principal payments on long-term debt including $200.0 million for our senior debt due December 15, 2035, $67.0 million for our trust preferred borrowings due June 1, 2035, and $24.0 million for our trust preferred borrowings due December 15, 2034. We are also contractually obligated to make interest payments on our long-term debt through their respective maturities.

For additional information regarding long-term debt, see Note 12 to the Consolidated Financial Statements. At December 31, 2025, the Company had total commitments to extend credit of $4.5 billion, which are generally one year commitments. For additional information regarding commitments to extend credit, see Note 17 to the Consolidated Financial Statements.

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
The following table shows our nonperforming assets, past due loans, and troubled loans at the dates indicated:

	At December 31,
(Dollars in thousands)	2025	2024
Nonaccruing loans(1):
Commercial and industrial	$27,060	$61,809
Owner-occupied commercial	6,581	4,710
Commercial mortgages	7,565	22,223
Construction	22,381	25,600
Residential	5,002	5,011
Consumer	3,309	2,828
Total nonaccruing loans	71,898	122,181
Other real estate owned	200	5,204
Total nonperforming assets	$72,098	$127,385
Past due loans:
Commercial	$12,237	$1,812
Residential	133	15
Consumer(2)	10,046	7,375
Total past due loans	$22,416	$9,202
Troubled loans(3):
Commercial	$142,613	$143,904
Residential	226	144
Consumer	1,428	7,240
Total troubled loans	$144,267	$151,288
Ratio of allowance for credit losses to total gross loans and leases(4)	1.36%	1.48%
Ratio of nonaccruing loans to total gross loans and leases(5)	0.54	0.93
Ratio of nonperforming assets to total assets	0.34	0.61
Ratio of allowance for credit losses to nonaccruing loans	250	160
Ratio of allowance for credit losses to total nonperforming assets(6)	249	153
(1)Includes nonaccruing troubled loans.
(2)Includes U.S. government guaranteed student loans with little risk of credit loss.
(3)Represents loans with certain modifications (as prescribed in ASU 2022-02) to borrowers experiencing financial difficulty.
(4)Represents amortized cost basis for loans and leases.
(5)Total loans exclude loans held for sale and reverse mortgages.
(6)Excludes acquired purchase credit deteriorated loans.

Nonperforming assets decreased $55.3 million between December 31, 2024 and December 31, 2025. This decrease was primarily due to the payoff of three existing nonperforming commercial loans and the charge-off of an existing nonperforming C&I loan to a fund that is invested in office properties, partially offset by the migration of a land development loan. The ratio of nonperforming assets to total assets decreased from 0.61% at December 31, 2024 to 0.34% at December 31, 2025.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Beginning balance	$127,385	$75,754
Additions	80,760	207,135
Collections	(60,535)	(75,810)
Transfers to accrual	(1,529)	(15,653)
Charge-offs	(73,983)	(64,041)
Ending balance	$72,098	$127,385
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

RESULTS OF OPERATIONS
2024 compared with 2023
For a discussion of our results for the year ended December 31, 2024 compared to the year ended December 31, 2023, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025.
2025 compared with 2024
We recorded net income attributable to WSFS of $287.3 million, or $5.09 per diluted common share, for the year ended December 31, 2025, an increase of $23.7 million compared to $263.7 million, or $4.41 per diluted common share, for the year ended December 31, 2024.
•Net interest income for the year ended December 31, 2025 was $726.1 million, an increase of $20.6 million compared to 2024, primarily due to lower deposit and wholesale funding costs as well as higher cash balances from growth in average deposits. The increase was partially offset by lower loan yields due to rate cuts. See “Net Interest Income” for further information.
•Our provision for credit losses decreased $12.2 million in 2025. The current year provision was impacted by charge-offs and new originations, partially offset by the reduction in the allowance due to the Upstart loan sale. See “Provision/Allowance for Credit Losses” for further information.
•Noninterest income decreased $1.0 million in 2025, primarily due to a decrease in Cash Connect® driven by rates and lower ATM bailment income, the impact of valuation adjustments to our Visa B derivative liability, and an impairment loss related to one of our equity investments, partially offset by an increase from Wealth and Trust driven by WSFS Institutional Services® and BMT-DE and returns on derivative collateral. See “Noninterest Income” for further information.
•Noninterest expense decreased $1.5 million in 2025, primarily due to a decrease in other operating expense driven by lower Cash Connect® funding costs and other productivity measures, partially offset by increases in salaries and benefits from performance-based increases and equipment expense. See “Noninterest Expense” for further information.

Net Interest Income
The following table provides information regarding the average balances of, and yields/rates on, interest-earning assets and interest-bearing liabilities during the periods indicated:

Year Ended December 31,	2025			2024
(Dollars in thousands)	Average Balance	Interest & Dividends	Yield/ Rate(1)	Average Balance	Interest & Dividends	Yield/ Rate (1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans	$4,615,946	$294,129	6.39%	$4,524,282	$308,005	6.82%
Commercial mortgage loans	4,859,468	320,174	6.59	4,937,177	349,507	7.08
Commercial leases	623,005	54,536	8.75	637,036	54,904	8.62
Residential	998,405	53,504	5.36	911,345	46,094	5.06
Consumer	1,965,557	135,791	6.91	2,088,699	156,195	7.48
Loans held for sale	73,080	5,120	7.01	44,263	3,676	8.30
Total loans and leases	13,135,461	863,254	6.58	13,142,802	918,381	6.99
Mortgage-backed securities(3)	4,138,516	98,004	2.37	4,365,155	102,024	2.34
Investment securities(3)	366,075	8,722	2.69	364,896	8,739	2.65
Other interest-earning assets	1,152,938	49,708	4.31	647,361	34,438	5.32
Total interest-earning assets	18,792,990	1,019,688	5.44	18,520,214	1,063,582	5.75
Allowance for credit losses	(189,982)			(195,126)
Cash and due from banks	179,871			182,368
Cash in non-owned ATMs	377,562			339,646
Bank owned life insurance	36,438			38,958
Other noninterest-earning assets	1,898,742			1,935,011
Total assets	$21,095,621			$20,821,071
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,842,545	$29,713	1.05%	$2,823,136	$33,007	1.17%
Money market	5,540,917	163,402	2.95	5,202,179	183,306	3.52
Savings	1,437,130	6,580	0.46	1,535,151	7,314	0.48
Client time deposits	2,082,820	78,562	3.77	1,998,134	84,871	4.25
Total interest-bearing client deposits	11,903,412	278,257	2.34	11,558,600	308,498	2.67
Brokered deposits	79	3	3.80	4,577	178	3.89
Total interest-bearing deposits	11,903,491	278,260	2.34	11,563,177	308,676	2.67
Federal Home Loan Bank (FHLB) advances	76,186	3,453	4.53	56,855	2,967	5.22
Trust preferred borrowings	90,928	6,048	6.65	90,730	6,910	7.62
Senior and subordinated debt	165,885	5,772	3.48	218,507	9,690	4.43
Other borrowed funds(4)	22,075	68	0.31	645,921	29,901	4.63
Total interest-bearing liabilities	12,258,565	293,601	2.40	12,575,190	358,144	2.85
Noninterest-bearing demand deposits	5,484,348			4,926,702
Other noninterest-bearing liabilities	681,093			793,465
Stockholders’ equity of WSFS	2,682,068			2,535,737
Noncontrolling interest	(10,453)			(10,023)
Total liabilities and stockholders’ equity	$21,095,621			$20,821,071
Excess of interest-earning assets over interest-bearing liabilities	$6,534,425			$5,945,024
Net interest and dividend income		$726,087			$705,438
Interest rate spread			3.04%			2.90%
Net interest margin			3.87%			3.82%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities held-to-maturity (at amortized cost) and securities available-for-sale (at fair value).
(4)Includes federal funds purchased.

Net interest income increased $20.6 million, or 3%, to $726.1 million in 2025, compared to 2024 driven by lower deposit and wholesale funding costs as well as higher cash balances from growth in average deposits. The increase was partially offset by lower loan yields due to rate cuts. Net interest margin increased 5 bps to 3.87% in 2025 from 3.82% in 2024. The increase was primarily due to deposit repricing actions, continued wholesale funding optimization, and higher cash balances, partially offset by lower loan yields.

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

Year Ended December 31,	2025 vs. 2024
(Dollars in thousands)	Volume	Yield/Rate	Net
Interest Income:
Loans:
Commercial loans(1)	$6,087	$(19,963)	$(13,876)
Commercial mortgage loans	(5,435)	(23,898)	(29,333)
Commercial leases	(1,201)	833	(368)
Residential	4,572	2,838	7,410
Consumer	(8,900)	(11,504)	(20,404)
Loans held for sale	2,088	(644)	1,444
Mortgage-backed securities	(5,325)	1,305	(4,020)
Investment securities(2)	(3)	(14)	(17)
Other interest-earning assets	22,803	(7,533)	15,270
Favorable (unfavorable)	14,686	(58,580)	(43,894)
Interest expense:
Deposits:
Interest-bearing demand	219	(3,513)	(3,294)
Money market	11,300	(31,204)	(19,904)
Savings	(444)	(290)	(734)
Client time deposits	3,513	(9,822)	(6,309)
Brokered deposits	(171)	(4)	(175)
FHLB advances	915	(429)	486
Trust preferred borrowings	15	(877)	(862)
Senior and subordinated debt	(2,072)	(1,846)	(3,918)
Other borrowed funds	(15,174)	(14,659)	(29,833)
Favorable	(1,899)	(62,644)	(64,543)
Net change, as reported	$16,585	$4,064	$20,649
(1)Includes a tax-equivalent income adjustment related to commercial loans.
(2)Includes a tax-equivalent income adjustment related to municipal bonds.

Investment Securities
The following table details the maturity and weighted average yield of the available-for-sale investment portfolio as of December 31, 2025:

(Dollars in thousands)	Maturing During 2026	Maturing From 2027 Through 2030	Maturing From 2031 Through 2035	Maturing After 2035	Total
Collateralized mortgage obligations (CMO)
Amortized cost	$15,279	$42,458	$34,008	$384,664	$476,409
Weighted average yield	1.85%	2.24%	2.68%	1.78%	1.89%
Fannie Mae (FNMA) mortgage-backed securities (MBS)
Amortized cost	$30,947	$103,803	$223,848	$2,808,612	$3,167,210
Weighted average yield	2.02%	2.95%	2.50%	2.12%	2.17%
Freddie Mac (FHLMC) MBS
Amortized cost	$—	$37,769	$28,063	$58,147	$123,979
Weighted average yield	—%	2.99%	2.29%	3.22%	2.94%
Ginnie Mae (GNMA) MBS
Amortized cost	$—	$245	$20	$49,539	$49,804
Weighted average yield	—%	2.90%	4.90%	3.70%	3.69%
Government-sponsored enterprises (GSE) agency notes
Amortized cost	$—	$35,006	$185,292	$—	$220,298
Weighted average yield	—%	1.25%	1.33%	—%	1.32%
Total amortized cost	$46,226	$219,281	$471,231	$3,300,962	$4,037,700
Weighted average yield	1.96%	2.55%	2.04%	2.12%	2.13%

As of December 31, 2025, WSFS does not have any tax-exempt securities within the available-for-sale investment portfolio. Yields are calculated on a weighted average basis using the investments amortized cost and respective average yields for each investment category. Expected maturities of mortgage-backed securities may differ from contractual maturities due to calls or prepay obligations.

Provision/Allowance for Credit Losses (ACL)
We maintain an ACL at an appropriate level based on our assessment of current expected credit losses in the loan portfolio, which we evaluate in accordance with applicable accounting principles, as discussed further in “Nonperforming Assets.” Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments.
For the year ended December 31, 2025, we recorded a provision for credit losses of $49.2 million, a net change of $12.2 million, compared to a provision for credit losses of $61.4 million in 2024. The current year provision was primarily driven by charge-offs and new originations in our C&I, Construction, and Residential Mortgage, partially offset by the reduction in the allowance due to the sale of the Upstart loans. The decrease was due to favorable migration when compared to the prior period and payoffs of several large nonperforming assets, as well a provision release associated with the Upstart loans sale.
The ACL was $182.5 million at December 31, 2025 compared to $195.3 million at December 31, 2024. The decrease of the ACL was primarily due to the resolution of several problem loans as well as the Upstart loan sale, partially offset by additional reserve on accounts receivable for certain fee-based businesses. The ratio of allowance for credit losses to total loans and leases decreased to 1.36% at December 31, 2025 from 1.48% at December 31, 2024 due to a decrease of eleven basis points driven by the sale of the Upstart loans and resolution of several large nonperforming assets, which was offset by growth in C&I and residential mortgages.
The following tables detail the allocation of the ACL on loans and leases and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of December 31, 2025
Allowance for credit losses	$52,927	$7,626	$48,047	$13,264	$16,449	$6,764	$34,570	$179,647
% of ACL to total ACL	30%	4%	27%	7%	9%	4%	19%	100%
Loan portfolio balance	$2,796,654	$1,937,339	$3,916,159	$1,023,911	$603,321	$1,086,102	$1,894,460	$13,257,946
% to total loans and leases	20%	15%	30%	8%	5%	8%	14%	100%
Year ended December 31, 2025
Charge-offs	$(32,120)	$(215)	$(4,583)	$(4,900)	$(14,386)	$—	$(18,863)	$(75,067)
Recoveries	4,894	19	622	—	2,959	188	6,980	15,662
Net (charge-offs) recoveries	$(27,226)	$(196)	$(3,961)	$(4,900)	$(11,427)	$188	$(11,883)	$(59,405)
Average loan balance	$2,671,383	$1,944,563	$3,940,590	$918,878	$623,005	$993,870	$1,965,557	$13,057,846
Ratio of net charge-offs (recoveries) to average gross loans	1.02%	0.01%	0.10%	0.53%	1.83%	(0.02)%	0.60%	0.45%

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of December 31, 2024
Allowance for credit losses	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
% of ACL to total ACL	29%	5%	25%	5%	8%	3%	25%	100%
Loan portfolio balance	$2,656,174	$1,973,645	$4,030,627	$832,093	$647,516	$961,426	$2,086,393	$13,187,874
% to total loans and leases	20%	15%	31%	6%	5%	7%	16%	100%
Year ended December 31, 2024
Charge-offs	$(15,490)	$(177)	$(5,749)	$—	$(20,033)	$(125)	$(23,549)	$(65,123)
Recoveries	6,883	217	183	—	2,705	225	2,654	12,867
Net (charge-offs) recoveries	$(8,607)	$40	$(5,566)	$—	$(17,328)	$100	$(20,895)	$(52,256)
Average loan balance	$2,586,833	$1,937,449	$3,991,686	$945,491	$637,036	$908,368	$2,088,699	$13,095,562
Ratio of net charge-offs (recoveries) to average gross loans	0.33%	NMF	0.14%	—%	2.72%	(0.01)%	1.00%	0.40%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

Noninterest Income
Noninterest income decreased $1.0 million to $339.9 million in 2025 from $340.9 million in 2024. This decrease reflects a $17.2 million decrease from Cash Connect® driven by lower interest rates and ATM bailment income, a $6.8 million impact from valuation adjustments to our Visa B derivative liability that was established from our previous sale of 360,000 shares in 2Q 2020, and a $4.1 million impairment loss related to one of our equity investments. These decreases were partially offset by a $23.3 million increase in Wealth and Trust revenue, primarily driven by WSFS Institutional Services® and BMT-DE, as well as $5.0 million from returns on derivative collateral.
Noninterest Expenses
Noninterest expense decreased $1.5 million to $636.2 million in 2025 from $637.7 million in 2024. The decrease was primarily due to a $30.5 million decrease in other operating expense driven by lower funding costs from Cash Connect® as well as other productivity measures, partially offset by increases of $24.1 million in salaries and benefits costs due to performance-based increases and talent additions in key business areas and $5.2 million in equipment expense.
Income Taxes
We recorded $93.4 million of income tax expense for the year ended December 31, 2025 compared to $83.8 million for the year ended December 31, 2024. The increase in income tax expense was primarily driven by an increase in income before taxes of $33.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The effective tax rates for the years ended December 31, 2025 and 2024 were 24.5% and 24.1%, respectively. The effective tax rate for year ended December 31, 2025 increased primarily due to certain tax credits recognized in 2024.
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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law by President Trump in the United States. The legislation introduces several changes to the U.S. corporate income tax system, including the immediate expensing of qualifying research and development expenditures and the permanent extension of select provisions originally enacted under the Tax Cuts and Jobs Act. The legislation has multiple effective dates and is not expected to have a material impact on the Company.

SEGMENT INFORMATION
For financial reporting purposes, our business has three reporting segments: WSFS Bank, Cash Connect®, and Wealth and Trust. The WSFS Bank segment provides loans and leases and other financial products to Commercial and Consumer Clients. Cash Connect® provides ATM vault cash, smart safe and other cash logistics services in the U.S through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide. The Wealth and Trust segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients.
WSFS Bank Segment
The WSFS Bank segment income before taxes increased $8.4 million, or 4%, in 2025 compared to 2024. The increase was driven by a $17.9 million, or 29%, decrease in provision for credit losses and a $10.2 million increase in net external Client interest income. The decrease in provision for credit losses was primarily due to favorable migration when compared to the prior period, payoffs of several large nonperforming assets, and a provision release associated with the Upstart loan sale. The increase in net interest income was driven by lower deposit and wholesale funding costs. The increase in income before taxes was partially offset by an increase in salaries, benefits, and other compensation expense of $15.9 million, or 6%, largely due to performance-based increases and talent additions in key businesses.
WSFS Bank segment net loans and leases held for investment was essentially flat at $12.6 billion, with growth in construction, residential mortgage, and commercial and industrial, offset by a decrease in consumer loans driven by the runoff of our Spring EQ portfolio and the sale of the Upstart loans, as well as a decrease in commercial mortgages. Client deposits decreased by $0.1 billion to $14.5 billion, primarily driven by decreases in time deposits and interest-bearing demand deposits, partially offset by growth in money market and noninterest-bearing demand deposits.
Cash Connect® Segment
The Cash Connect® segment income before taxes increased to $9.8 million in 2025 from $1.0 million in 2024. The increase was primarily due to a decrease in other operating expense driven by lower funding costs and one-time charges during 2024 associated with the termination of a longstanding Client relationship totaling $4.7 million. The full-year 2025 profit margin for the Cash Connect® segment increased to 11.51% from 0.99% for the full-year 2024 due to the reasons described above. Cash Connect® had $1.3 billion in total cash managed at December 31, 2025 and $1.6 billion at December 31, 2024. At year-end 2025, Cash Connect® serviced approximately 24,000 non-bank ATMs compared to approximately 28,600 at year-end 2024 and approximately 11,900 smart safes nationwide compared to approximately 10,000 smart safes at year-end 2024.
Wealth and Trust Segment
The Wealth and Trust segment income before taxes increased $16.1 million in 2025 compared to 2024, primarily driven by fee revenue growth from WSFS Institutional Services® and BMT-DE, partially offset by increases in salaries and benefits as a result of performance-based incentive increases and talent additions to support future growth. At December 31, 2025, Wealth and Trust had AUA/AUM of $97.4 billion, a 9% increase from 2024 balances. WSFS Institutional Services® ended 2025 as the securitization industry's fourth most active trustee for U.S. ABS and MBS according to Asset-Backed Alert’s ABS Database.
The Wealth and Trust segment net loans held for investment increased $53.9 million to $445.7 million, primarily driven by growth in consumer and commercial loans. Client deposits increased $0.7 billion to $3.1 billion, primarily driven by Institutional Services.
Segment financial information for the years ended December 31, 2025, 2024 and 2023 is provided in Note 21 to the Consolidated Financial Statements.

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
The repricing and maturities of our interest-rate sensitive assets and interest-rate sensitive liabilities at December 31, 2025 are shown in the following table:

(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Interest-rate sensitive assets:
Loans(1):
Commercial loans and leases	$4,644,042	$1,450,084	$365,685	$15,234	$6,475,045
Commercial mortgage loans	2,900,541	842,561	176,993	4,950	3,925,045
Residential(2)	218,431	481,500	317,806	57,562	1,075,299
Consumer	1,031,475	531,729	259,264	53,822	1,876,290
Loans held for sale	79,359	—	—	—	79,359
Investment securities, available-for-sale	1,563,551	1,398,222	1,898,521	341,961	5,202,255
Investment securities, held-to-maturity	61,027	251,664	519,025	220,055	1,051,771
Other interest-earning assets	10,194	—	—	—	10,194
Total interest-rate sensitive assets:	$10,508,620	$4,955,760	$3,537,294	$693,584	$19,695,258
Interest-rate sensitive liabilities:
Interest-bearing deposits:
Interest-bearing demand	$1,442,178	$—	$—	$—	$1,442,178
Savings	760,304	—	—	—	760,304
Money market	4,496,159	—	—	—	4,496,159
Client time deposits	1,919,854	88,520	412	61	2,008,847
Trust preferred borrowings	91,047	—	—	—	91,047
Senior and subordinated debt	—	196,891	—	—	196,891
Other borrowed funds	14,744	—	—	—	14,744
Total interest-rate sensitive liabilities:	$8,724,286	$285,411	$412	$61	$9,010,170
Excess of interest-rate sensitive assets over interest-rate liabilities (interest-rate sensitive gap)(3)	$1,784,334	$4,670,349	$3,536,882	$693,523	$10,685,088
One-year interest-rate sensitive assets/interest-rate sensitive liabilities	120.45%
One-year interest-rate sensitive gap as a percent of total assets	8.37%
(1)Loan balances exclude nonaccruing loans, deferred fees and costs
(2)Includes reverse mortgage loans
(3)Excludes the impact of floor options purchased for balance sheet hedging purposes. Inclusive of the floor options, the one-year interest-rate sensitive assets/interest-rate sensitive liabilities is 103.26% and the one-year interest-rate sensitive gap as a percent of total assets is 1.33%.

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
Allowance for Credit Losses
We maintain an allowance for credit losses (ACL) which represents our best estimate of expected losses in our financial assets, which include loans, leases, held-to-maturity debt securities, and accounts receivable. We establish our allowance in accordance with guidance provided in ASC 326, Financial Instruments – Credit Losses. The ACL includes two primary components: (i) an allowance established on financial assets which share similar risk characteristics collectively evaluated for credit losses (collective basis), and (ii) an allowance established on financial assets which do not share similar risk characteristics with any loan segment and is individually evaluated for credit losses (individual basis). We consider the determination of the ACL to be critical because it requires significant judgment reflecting our best estimate of expected credit losses based on our historical loss experience, current conditions and economic forecasts. Our evaluation is based upon a continuous review of our financial assets, with consideration given to evaluations resulting from examinations performed by regulatory authorities. See Note 7 to the Consolidated Financial Statements, for further discussion of the ACL.
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
Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on our financial assets, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACL because a wide variety of factors and inputs are considered in these estimates and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across the Company’s portfolio mix and segmentation. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As of December 31, 2025, the Company believes that its ACL was adequate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. The FOMC lowered the federal funds target rate three times in 2025 for a total of 75 basis points and three times in 2024 for a total of 100 basis points after they increased the target rate four times in 2023 for a total of 100 basis points. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
The matching of maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates is our primary tool for achieving our asset/liability management strategies. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At December 31, 2025, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $1.8 billion. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 120.45% at December 31, 2025 compared with 105.28% at December 31, 2024. In addition, the one-year interest-sensitive gap as a percentage of total assets was 8.37% at December 31, 2025 compared to 2.26% at December 31, 2024.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity at the specified levels at December 31, 2025 and December 31, 2024.

Change in Interest Rate (Basis Points)	December 31, 2025		December 31, 2024
	% Change in Net Interest Margin (1)	Economic Value of Equity (2)	% Change in Net Interest Margin (1)	Economic Value of Equity (2)
300	19.7%	23.88%	14.9%	18.60%
200	13.4%	24.02%	9.8%	19.15%
100	7.0%	24.10%	4.8%	19.82%
50	4.1%	24.08%	2.3%	20.05%
25	2.7%	24.04%	1.1%	20.17%
—	—%	23.60%	—%	20.31%
(25)	(0.7)%	23.56%	(0.9)%	20.32%
(50)	(1.3)%	23.46%	(1.7)%	20.33%
(100)	(2.5)%	23.20%	(3.2)%	20.30%
(200)	(5.1)%	22.50%	(6.1)%	19.70%
(300)	(7.5)%	21.20%	(9.0)%	18.30%
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of WSFS Financial Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Assessment of the Allowance for Credit Losses for Loans and Leases Evaluated on a Collective Basis
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2025 was $182.5 million, of which $176 million related to the allowance for credit losses on loans and leases evaluated on a collective basis (the collective ACL). The collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics. For the commercial portfolio, the Company uses a base loss rate methodology which applies a probability of default (PD) and loss given default (LGD) which are calculated based on the historical rate of migration. The historical rate of migration is based on the historical rate of credit loss measured during a look-back period (LBP). The historical rate of credit loss is determined based on internally assessed risk ratings and loan segments and then adjusted for the economic forecast scenario and macroeconomic assumptions over reasonable and supportable forecast periods. For the retail and leasing portfolios, the Company uses a base loss rate methodology which calculates historical loss rates based on average net loss rates over the LBP that incorporates the economic forecast assigned to that loan. After the reasonable and supportable forecast periods, the Company reverts on a straight-line basis over the reversion period to its historical loss rates, evaluated over the LBP, for the remaining life of both commercial and retail loans and leases. The LBP, reasonable and supportable forecast, and reversion period are established for each portfolio segment. The Company estimates the exposure at default using a method which projects prepayments over the life of the loans and leases. In order to capture the unique risks of the loan and lease portfolio within the PD, LGD and average net loss rates, the Company segments the portfolio into pools, considering similar risk characteristics. A portion of the collective ACL is comprised of adjustments to historical loss information for various internal and external conditions. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit losses.
We identified the assessment of the December 31, 2025 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and quantitative model used to estimate (1) the PD, LGD and average net loss rates and their significant assumptions, including portfolio segmentation, the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast periods, the LBP for both the commercial and retail portfolio, and credit risk ratings for commercial loans, and (2) certain qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the quantitative model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
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

We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2025 collective ACL by evaluating:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the account estimates.

/s/ KPMG LLP

We have served as the Company's auditor since 1994.

Philadelphia, Pennsylvania
February 27, 2026

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2025	2024	2023
Interest income:
Interest and fees on loans and leases	$863,254	$918,381	$845,271
Interest on mortgage-backed securities	98,004	102,024	107,555
Interest and dividends on investment securities:
Taxable	2,798	2,798	2,803
Tax-exempt	5,924	5,941	5,980
Other interest income	49,708	34,438	14,913
	1,019,688	1,063,582	976,522
Interest expense:
Interest on deposits	278,260	308,676	209,820
Interest on Federal Home Loan Bank advances	3,453	2,967	5,348
Interest on senior and subordinated debt	5,772	9,690	9,815
Interest on trust preferred borrowings	6,048	6,910	6,736
Interest on federal funds purchased	2	343	1,673
Interest on other borrowings	66	29,558	18,027
	293,601	358,144	251,419
Net interest income	726,087	705,438	725,103
Provision for credit losses	49,206	61,410	88,071
Net interest income after provision for (recovery of) credit losses	676,881	644,028	637,032
Noninterest income:
Credit/debit card and ATM income	72,343	88,710	59,718
Investment management and fiduciary revenue	169,454	146,945	131,050
Deposit service charges	27,528	26,664	25,393
Mortgage banking activities, net	8,359	7,565	4,799
Loan and lease fee income	7,068	6,681	5,718
Unrealized (loss) gain on equity investments, net	(4,057)	—	329
Realized gain on sale of equity investment, net	957	2,309	9,493
Other income	58,246	62,046	53,371
	339,898	340,920	289,871
Noninterest expense:
Salaries, benefits and other compensation	356,831	332,682	289,193
Occupancy expense	35,560	37,579	42,184
Equipment expense	52,940	47,744	42,242
Professional fees	21,271	20,164	21,200
Data processing and operations expenses	19,945	18,281	19,054
Marketing expense	8,437	7,824	7,914
FDIC expenses	10,294	12,166	15,887
Loss on early extinguishment of debt	1,503	—	—
Loan workout and other credit costs	2,975	2,123	852
Corporate development expense	(44)	473	3,931
Restructuring expense	532	2,193	(230)
Other operating expense	125,923	156,460	119,406
	636,167	637,689	561,633
Income before taxes	380,612	347,259	365,270
Income tax provision	93,363	83,764	96,245
Net income	$287,249	$263,495	$269,025
Less: Net (loss) income attributable to noncontrolling interest	(100)	(176)	(131)
Net income attributable to WSFS	$287,349	$263,671	$269,156
Basic earnings per share	$5.11	$4.43	$4.40
Diluted earnings per share	$5.09	$4.41	$4.40
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net income	$287,249	$263,495	$269,025
Less: Net loss attributable to noncontrolling interest	(100)	(176)	(131)
Net income attributable to WSFS	$287,349	$263,671	$269,156
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available-for-sale
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $50,919, $(11,955), and $20,085, respectively	161,244	(37,857)	63,601
Net change in securities held-to-maturity
Amortization of net unrealized losses on available-for-sale securities reclassified to held-to-maturity, net of tax expense of $4,103, $4,774, and $5,361, respectively	12,996	15,118	16,980
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized loss (gain) and prior service cost, net of tax expense of $410, $269, and $1, respectively	1,291	799	(132)
Net change in cash flow hedge
Net unrealized gain (loss) arising during the period, net of tax expense (benefit) of $1,423, $(2,809), and $504, respectively	4,507	(8,894)	1,596
Amortization of unrealized gain on terminated cash flow hedges, net of tax benefit of $–, $– and $34, respectively	—	—	(107)
	4,507	(8,894)	1,489
Net change in equity method investments
Net change in other comprehensive loss of equity method investments, net of tax benefit of $224, $16, and $27, respectively	(708)	(52)	(85)
Total other comprehensive income (loss)	179,330	(30,886)	81,853
Total comprehensive income	$466,679	$232,785	$351,009

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except per share and share data)	2025	2024
Assets:
Cash and due from banks	$1,326,339	$722,722
Cash in non-owned ATMs	363,926	430,320
Interest-bearing deposits in other banks including collateral (restricted cash) of $6,530 at December 31, 2025 and $1,701 at December 31, 2024	8,889	1,776
Total cash, cash equivalents, and restricted cash	1,699,154	1,154,818
Investment securities, available for sale (amortized cost of $4,037,700 at December 31, 2025 and $4,218,266 at December 31, 2024)	3,542,246	3,510,648
Investment securities, held to maturity, net of allowance for credit losses of $5 at December 31, 2025 and $7 at December 31, 2024 (fair value $879,066 at December 31, 2025 and $895,511 at December 31, 2024)	968,331	1,015,161
Other investments	13,441	18,184
Loans held for sale at fair value	61,573	49,699
Loans and leases, net of allowance of $179,647 at December 31, 2025 and $195,281 at December 31, 2024	13,082,027	12,996,218
Stock in Federal Home Loan Bank of Pittsburgh, at cost	10,194	11,805
Other real estate owned	200	5,204
Accrued interest receivable	80,285	84,671
Premises and equipment	80,320	86,028
Goodwill and intangible assets	969,903	988,160
Other assets, net of allowance for credit losses of $2,848 at December 31, 2025 and $– at December 31, 2024	806,402	893,707
Total assets	$21,314,076	$20,814,303
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,576,598	$4,987,753
Interest-bearing demand	12,065,890	12,042,055
Total deposits	17,642,488	17,029,808
Federal Home Loan Bank advances	—	51,040
Trust preferred borrowings	91,047	90,834
Senior and subordinated debt	196,891	218,631
Other borrowed funds	14,744	23,102
Accrued interest payable	19,646	38,173
Other liabilities	621,185	783,339
Total liabilities	18,586,001	18,234,927
Stockholders’ Equity:
Common stock 0.01 par value, shares authorized of 90,000,000; shares issued of 76,456,499 at December 31, 2025 and 76,264,211 at December 31, 2024	765	763
Capital in excess of par value	2,005,747	1,996,191
Accumulated other comprehensive loss	(445,547)	(624,877)
Retained earnings	2,121,706	1,871,523
Treasury stock at cost, 23,046,983 shares at December 31, 2025 and 17,607,002 shares at December 31, 2024	(944,126)	(653,848)
Total stockholders’ equity of WSFS	2,738,545	2,589,752
Noncontrolling interest	(10,470)	(10,376)
Total stockholders’ equity	2,728,075	2,579,376
Total liabilities and stockholders’ equity	$21,314,076	$20,814,303

The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2022	75,921,997	$759	$1,974,210	$(675,844)	$1,411,243	$(505,255)	$2,205,113	$(3,227)	$2,201,886
Net income (loss)	—	—	—	—	269,156	—	269,156	(131)	269,025
Other comprehensive income	—	—	—	81,853	—	—	81,853	—	81,853
Cash dividend, $0.60 per share	—	—	—	—	(36,742)	—	(36,742)	—	(36,742)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(4,463)	(4,463)
Issuance of common stock including proceeds from exercise of common stock options	173,097	2	3,296	—	—	—	3,298	—	3,298
Stock-based compensation expense	—	—	9,605	—	—	—	9,605	—	9,605
Repurchase of common stock (1)	—	—	(2,365)	—	—	(52,282)	(54,647)	—	(54,647)
Balance, December 31, 2023	76,095,094	$761	$1,984,746	$(593,991)	$1,643,657	$(557,537)	$2,477,636	$(7,821)	$2,469,815
Net income (loss)	—	—	—	—	263,671	—	263,671	(176)	263,495
Other comprehensive loss	—	—	—	(30,886)	—	—	(30,886)	—	(30,886)
Cash dividend, $0.60 per share	—	—	—	—	(35,805)	—	(35,805)	—	(35,805)
Distributions to noncontrolling shareholders	—	—	(920)	—	—	—	(920)	(2,379)	(3,299)
Issuance of common stock including proceeds from exercise of common stock options (2)	169,117	2	464	—	—	—	466	—	466
Stock-based compensation expense	—	—	11,901	—	—	—	11,901	—	11,901
Repurchase of common stock (1)	—	—	—	—	—	(96,311)	(96,311)	—	(96,311)
Balance, December 31, 2024	76,264,211	$763	$1,996,191	$(624,877)	$1,871,523	$(653,848)	$2,589,752	$(10,376)	$2,579,376
Net income (loss)	—	—	—	—	287,349	—	287,349	(100)	287,249
Other comprehensive income	—	—	—	179,330	—	—	179,330	—	179,330
Cash dividend, $0.66 per share	—	—	—	—	(37,166)	—	(37,166)	—	(37,166)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	6	6
Issuance of common stock including proceeds from exercise of common stock options (2)	192,288	2	(3,237)	—	—	—	(3,235)	—	(3,235)
Stock-based compensation expense	—	—	12,793	—	—	—	12,793	—	12,793
Repurchase of common stock (1)	—	—	—	—	—	(290,278)	(290,278)	—	(290,278)
Balance, December 31, 2025	76,456,499	$765	$2,005,747	$(445,547)	$2,121,706	$(944,126)	$2,738,545	$(10,470)	$2,728,075

(1)Repurchase of common stock for the years ended December 31, 2025, 2024 and 2023 included 5,439,981, 2,049,739 and 1,247,178 shares repurchased, respectively, in connection with the Company's share buyback program approved by the Board. The year ended December 31, 2023 included 45,489 shares withheld to cover tax liabilities.
(2)Issuance of common stock for the years ended December 31, 2025 and 2024 include 95,056 and 54,972 shares withheld, respectively, to cover tax liabilities.
The accompanying notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Operating activities:
Net income	$287,249	$263,495	$269,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	49,206	61,410	88,071
Depreciation of premises and equipment, net	12,085	13,875	17,508
Accretion of fees, premiums and discounts, net	(24,019)	(24,207)	(27,376)
Amortization of intangible assets	15,285	15,680	15,527
Amortization of right of use lease asset	10,272	10,147	15,567
Decrease in operating lease liability	(12,506)	(10,957)	(12,417)
Income from mortgage banking activities, net	(8,359)	(7,565)	(4,799)
Loss on sale of other real estate owned and valuation adjustments, net	910	296	195
Stock-based compensation expense	12,793	11,901	9,605
Unrealized loss (gain) on equity investments, net	4,057	—	(329)
Realized gain on sale of equity investment, net	(957)	(2,309)	(9,493)
Gain on sale of WSFS Wealth Management, LLC business	(386)	—	—
Deferred income tax expense (benefit)	5,700	(8,162)	(5,397)
Decrease (increase) in accrued interest receivable	4,386	1,308	(11,531)
Decrease (increase) in other assets	36,047	(106,041)	(2,185)
Origination of loans held-for-sale	(466,151)	(393,408)	(280,826)
Proceeds from sales of loans held-for-sale	464,720	319,658	198,920
(Decrease) increase in accrued interest payable	(18,527)	(8,511)	41,510
(Decrease) increase in other liabilities	(149,549)	85,291	(60,781)
Increase in value of bank-owned life insurance	(672)	(531)	(2,053)
Increase in capitalized interest, net	(1,585)	(1,471)	(1,738)
Net cash provided by operating activities	$219,999	$219,899	$237,003
Investing activities:
Repayments, maturities and calls of investment securities held to maturity	$62,163	$61,332	$72,966
Purchases of investment securities available-for-sale	(203,012)	(67,433)	(27,689)
Repayments of investment securities available-for-sale	380,615	350,388	354,783
Proceeds from bank-owned life insurance death benefit	241	112	3,772
Proceeds from bank-owned life insurance surrender	—	6,616	51,981
Net proceeds from sale of equity investments	—	—	17,946
Net cash paid for business combinations	—	—	(3,000)
Net increase in loans and leases	(117,745)	(138,250)	(486,819)
Net cash from sale of WSFS Wealth Management, LLC business	2,433	—	—
Purchases of loans held for investment	—	(269,635)	(313,363)
Purchases of FHLB stock	(686,057)	(432,919)	(134,279)
Redemption of FHLB stock	687,668	436,512	142,997
Sales of assets acquired through foreclosure, net	4,964	803	833
Sale of premise and equipment	—	—	17
Investment in premises and equipment, net	(6,388)	(14,258)	(6,406)
Net cash provided by (used in) investing activities	$124,882	$(66,732)	$(326,261)

(continued on following page)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Financing activities:
Net increase (decrease) in demand and saving deposits	$725,419	$263,007	$(358,115)
(Decrease) increase in time deposits	(121,125)	346,329	681,484
Decrease in brokered deposits	—	(51,676)	(70,915)
Receipts from FHLB advances	17,210,000	13,037,879	7,195,000
Repayments of FHLB advances	(17,261,040)	(12,986,839)	(7,545,000)
Receipts from federal funds purchased	20,001	1,525,001	7,713,000
Repayments of federal funds purchased	(20,001)	(1,525,001)	(7,713,000)
Receipts from Bank Term Funding Program	—	235,000	565,000
Repayments of Bank Term Funding Program	—	(800,000)	—
Contributions from (distributions to) noncontrolling shareholders	6	(3,299)	(4,463)
Cash dividends	(37,166)	(35,805)	(36,742)
Issuance of common stock and exercise of common stock options	(3,235)	466	3,298
Redemption of senior and subordinated debt	(220,000)	—	(30,000)
Receipts from issuance of senior debt	200,000	—	—
Senior debt issuance costs	(3,126)	—	—
Repurchase of common shares	(290,278)	(96,311)	(54,647)
Net cash provided by (used in) financing activities	$199,455	$(91,249)	$344,900
Increase in cash, cash equivalents, and restricted cash	$544,336	$61,918	$255,642
Cash, cash equivalents, and restricted cash at beginning of period	1,154,818	1,092,900	837,258
Cash, cash equivalents, and restricted cash at end of period	$1,699,154	$1,154,818	$1,092,900
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$312,128	$366,655	$209,909
Cash paid for income taxes, net(1)	75,162	82,122	99,136
Non-cash information:
Loans transferred to other real estate owned	$485	$4,438	$1,569
Loans transferred to portfolio from held-for-sale at fair value	(4,458)	57,813	96,312
Receivable for bank-owned life insurance surrender proceeds	—	—	4,731
Receivable for bank-owned life insurance death benefit proceeds	—	—	742
Premises & equipment transferred to held-for-sale	—	18,839	—
Fair value of assets acquired, net of cash received	—	—	7,993
Fair value of liabilities assumed	—	—	4,993
(1) Includes $11.4 million related to the purchase of renewable energy tax credits for the year ended December 31, 2025.

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
The Consolidated Financial Statements include the accounts of the Company, WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Trust Advisors (BMTA), and WSFS SPE Services, LLC. The Company also has three unconsolidated subsidiaries, WSFS Capital Trust III (the Trust), Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. WSFS Bank's subsidiaries include 1832 Holdings, Inc. and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Overview
Founded in 1832, the Bank is one of the ten oldest bank and trust companies continuously operating under the same name in the U.S. The Company provides residential and commercial mortgage, commercial and consumer lending services, as well as retail deposit and treasury management services. The Company's core banking business is commercial lending funded primarily by client-generated deposits. In addition, the Company offers a variety of wealth management and trust services to individual, corporate and institutional clients. The Federal Deposit Insurance Corporation (FDIC) insures the Company's Clients’ deposits to their legal maximums. The Company serves its Clients primarily from 113 offices located in Pennsylvania (58), Delaware (37), New Jersey (14), Florida (2), Nevada (1) and Virginia (1), its ATM network, website at www.wsfsbank.com, and mobile app. Information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.
The Company's leasing business is conducted by NewLane Finance®. NewLane Finance® originates small business leases and provides commercial financing to businesses nationwide, targeting various equipment categories including technology, software, office, medical, veterinary and other areas. In addition, NewLane Finance® offers captive insurance through its subsidiary, Prime Protect.
Basis of Presentation
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP). In preparing the Consolidated Financial Statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although the Company's estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions in 2026 could be worse than anticipated in those estimates, which could materially affect its results of operations and financial condition. The accounting for the allowance for credit losses (including loans and leases held for investment, investment securities available-for-sale and held-to-maturity), loans held for sale, lending-related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and income taxes are subject to significant estimates. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and intangible assets, the establishment of additional allowance and lending-related commitment reserves, changes in the fair value of financial instruments, as well as increased post-retirement benefits and income tax expense.
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
The historical loss rates for commercial loans are estimated by determining the probability of default (PD) and expected loss given default (LGD) and are applied to the loans' exposure at default. The probability of default is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for consumer loans are calculated based on average net loss rates over the same look-back period. The current look-back period is 60 quarters which ensures historical loss rates are adequately considering losses within a full credit cycle.
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

Allowance for Credit Losses – Other Accounts Receivable
The Company establishes its allowance on other accounts receivable in accordance with guidance provided in ASC 326, Financial Instruments - Credit Losses. The allowance for credit losses includes quantitative and qualitative factors that comprise the Company's current estimate of expected credit losses, including historical loss experience and relevant available information from internal and external sources relating to qualitative adjustment factors. The Company adopted ASU 2025-05 which provides a practical expedient regarding assumptions used for future economic forecasts.
The historical loss rates for other accounts receivable are estimated by determining the PD and expected LGD and are applied to the receivables’ exposure at default. The PD is calculated based on the historical rate of migration to an event of credit loss during the look-back period, which is 16 quarters.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The following accounting pronouncement was adopted by the Company during the year ended December 31, 2025:
ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05): In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts when estimating expected credit losses for accounts receivable and current contract assets arising from transactions under ASC 606. The Company adopted this ASU on a prospective basis during the period ending September 30, 2025.
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09): In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU on a retrospective basis for the periods presented in its Annual Report on Form 10-K for the year ended December 31, 2025.
There were no other applicable material accounting pronouncements adopted by the Company since December 31, 2024.

Accounting Guidance Pending Adoption as of December 31, 2025
ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03): In November 2024, the FASB issued ASU 2024-03, which requires entities to disclose disaggregated information about certain income statement expense line items in the notes to their financial statements on an annual and interim basis. Subsequently, in January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, making ASU 2024-03 effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.
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
ASU No. 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans (ASU 2025-08): In November 2025, the FASB issued ASU 2025-08 which aligns the initial recognition of the allowance for credit losses on financial assets acquired with a “more-than-insignificant” deterioration of credit quality since its origination (PCD assets) and non PCD assets by applying the “gross up approach” to both populations. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods therein on a prospective basis. Early adoption is permitted. The Company is currently evaluating this update to determine the impact on the Consolidated Financial Statements.
ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (ASU 2025-09): In November 2025, the FASB issued ASU 2025-09 to clarify certain aspects on hedge accounting to align with the economics of an entity's risk management activities more closely. The update allows entities to group forecasted transactions with similar risk exposures. Entities may either determine whether a hedged risk related to a forecasted transaction within a hedged group is similar to other hedged risks in the group or determine if the designated hedging instrument is highly effective against each risk in the group. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods therein on a prospective basis. Early adoption is permitted. The Company is currently evaluating this update to determine the impact on the Consolidated Financial Statements.
ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11): In December 2025, the FASB issued ASU 2025-11 which clarifies the current requirements of interim financial statements, including its form and content, and includes a disclosure principle that requires entities to disclosure events since the last annual reporting period that have a material impact on the entity. The amendments are effective for fiscal years beginning after December 15, 2027, and for interim periods within annual reporting periods beginning after December 15, 2028 on a prospective or a retrospective basis. Early adoption is permitted. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2025	2024	2023
Bailment fees	$53,068	$68,988	$40,096
Interchange fees	15,955	15,822	15,684
Other card and ATM fees	3,320	3,900	3,938
Total credit/debit card and ATM income	$72,343	$88,710	$59,718
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2025	2024	2023
WSFS Institutional Services®	$78,662	$58,421	$49,553
Private Wealth Management	59,073	61,771	57,262
The Bryn Mawr Trust Company of Delaware	31,719	26,753	24,235
Total investment management and fiduciary income	$169,454	$146,945	$131,050
Investment management and fiduciary income is composed of fees from WSFS Institutional Services®, BMT-DE, and Private Wealth Management. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate Clients and special purpose vehicles. BMT-DE provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. Most fees are flat fees, except for a portion of personal and corporate trustee fees where the Company earns a percentage on the assets under management or assets held within a trust. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for services provided.
Private Wealth management fees consist of fees from Bryn Mawr Trust® and BMTA. It also included WSFS Wealth Management, LLC (family office) and WSFS Wealth® Investments through June 30, 2025. Private Wealth Management fees are based on revenue earned from services including asset management, financial planning, and brokerage. The fees are based on the market value of assets, a flat fee, or brokerage commissions. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for the services.

Deposit service charges
The following table presents the components of deposit service charges:

	Twelve Months Ended December 31,
(Dollars in thousands)	2025	2024	2023
Service fees	$18,642	$18,166	$17,182
Return and overdraft fees	7,742	7,255	7,127
Other deposit service fees	1,144	1,243	1,084
Total deposit service charges	$27,528	$26,664	$25,393
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
Other income
The following table presents the components of other income:

	Twelve Months Ended December 31,
(Dollars in thousands)	2025	2024	2023
Managed service fees	$19,768	$21,237	$20,503
Currency preparation	6,750	7,392	5,429
ATM loss protection	2,602	3,113	2,651
Capital Markets revenue	9,880	11,864	11,847
Miscellaneous products and services	19,246	18,440	12,941
Total other income	$58,246	$62,046	$53,371
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
See Note 21 for further information about the disaggregation of noninterest income by segment.

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share data)	2025	2024	2023
Numerator:
Net income attributable to WSFS	$287,349	$263,671	$269,156
Denominator:
Weighted average basic shares	56,276	59,547	61,108
Dilutive potential common shares	195	192	113
Weighted average fully diluted shares	56,471	59,739	61,221
Earnings per share:
Basic	$5.11	$4.43	$4.40
Diluted	$5.09	$4.41	$4.40
Outstanding common stock equivalents having no dilutive effect	1	2	14

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

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligations (CMO)	$476,409	$416	$71,679	$—	$405,146
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,167,210	2,289	384,092	—	2,785,407
Freddie Mac (FHLMC) MBS	123,979	68	7,542	—	116,505
Ginnie Mae (GNMA) MBS	49,804	59	2,480	—	47,383
Government-sponsored enterprises (GSE) agency notes	220,298	—	32,493	—	187,805
	$4,037,700	$2,832	$498,286	$—	$3,542,246
Held-to-Maturity Debt Securities(1)
FNMA MBS	$788,439	$—	$89,936	$—	$698,503
State and political subdivisions	179,897	1,157	486	5	180,563
	$968,336	$1,157	$90,422	$5	$879,066
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at amortized cost basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $83.4 million at December 31, 2025, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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

The scheduled maturities of available-for-sale debt securities at December 31, 2025 and December 31, 2024 are presented in the table below:

	Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2025 (1)
Within one year	$46,226	$45,836
After one year but within five years	219,281	208,380
After five years but within ten years	471,231	422,496
After ten years	3,300,962	2,865,534
	$4,037,700	$3,542,246
December 31, 2024 (1)
Within one year	$16,833	$16,698
After one year but within five years	147,157	138,870
After five years but within ten years	487,921	409,908
After ten years	3,566,355	2,945,172
	$4,218,266	$3,510,648
(1)Actual maturities could differ from contractual maturities.
As of December 31, 2025, the Company’s available-for-sale investment securities consisted of 1,021 securities, 955 of which were in an unrealized loss position.
As of December 31, 2025, substantially all of the Company’s available-for-sale investment securities were mortgage-backed securities or collateralized mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of December 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The scheduled maturities of held-to-maturity debt securities at December 31, 2025 and December 31, 2024 are presented in the table below:

	Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2025 (1)
Within one year	$1,920	$1,918
After one year but within five years	21,180	21,166
After five years but within ten years	69,374	69,851
After ten years	875,862	786,131
	$968,336	$879,066
December 31, 2024 (1)
Within one year	$—	$—
After one year but within five years	16,727	16,444
After five years but within ten years	51,671	50,451
After ten years	946,770	828,616
	$1,015,168	$895,511
(1)Actual maturities could differ from contractual maturities.
MBS may have expected maturities that differ from their contractual maturities. These differences arise because issuers may have the right to call securities and borrowers may have the right to prepay obligations with or without prepayment penalty. The estimated weighted average duration of MBS was 5.8 years at December 31, 2025.
The held-to-maturity debt securities are not collateral-dependent securities as these are general obligation bonds issued by cities, states, counties, or other local and foreign governments.
Investment securities with fair market values aggregating $4.1 billion and $3.3 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of December 31, 2025 and December 31, 2024, respectively.

During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company had no sales of debt securities categorized as available-for-sale.
As of December 31, 2025 and December 31, 2024, the Company's debt securities portfolio had remaining unamortized premiums of $40.4 million and $48.1 million, respectively, and unaccreted discounts of $17.4 million and $17.6 million, respectively.
For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at December 31, 2025.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
CMO	$—	$—	$394,776	$71,679	$394,776	$71,679
FNMA MBS	68,311	353	2,551,281	383,739	2,619,592	384,092
FHLMC MBS	7,978	58	103,510	7,484	111,488	7,542
GNMA MBS	4,323	93	34,290	2,387	38,613	2,480
GSE agency notes	—	—	187,805	32,493	187,805	32,493
	$80,612	$504	$3,271,662	$497,782	$3,352,274	$498,286
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
At December 31, 2025, available-for-sale debt securities for which the amortized cost basis exceeded fair value totaled $3.4 billion. Total unrealized losses on these securities were $498.3 million at December 31, 2025. The Company assessed whether an allowance for credit losses was required on our available-for-sale debt securities and determined no allowance was necessary as of December 31, 2025 as (1) the Company currently does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis and (2) the unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default.
At December 31, 2025 and December 31, 2024, held-to-maturity debt securities had an amortized cost basis of $1.0 billion. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its debt securities through credit ratings.

The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2025, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$179,897
Not rated	788,439	—
Ending balance	$788,439	$179,897
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2024, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$183,843
Not rated	831,325	—
Ending balance	$831,325	$183,843
The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS debt securities for the twelve months ended December 31, 2025, 2024, and 2023. See Note 7 for information on the activity in the allowance for credit losses for state and political subdivisions debt securities for the twelve months ended December 31, 2025, 2024, and 2023.
Accrued interest receivable of $3.4 million and $3.6 million as of December 31, 2025 and December 31, 2024, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of December 31, 2025 and December 31, 2024.
Equity Investments
The Company had equity investments with a fair value of $13.4 million and $18.2 million as of December 31, 2025 and December 31, 2024, respectively.
During the year ended December 31, 2025, the Company recognized an impairment loss of $4.1 million related to one of our equity investments recorded within Unrealized (loss) gain on equity investments, net in the Consolidated Statements of Income. The Company also recognized a gain of $1.0 million due to post-close distributions related to its investment in Spring EQ, recorded within Realized gain on sale of equity investment, net in the Consolidated Statements of Income.
During the year ended December 31, 2024, the Company recognized net gains on equity investments of $2.3 million, driven by post-close distributions related to the Company's investment in Spring EQ recorded within Realized gain on sale of equity investment, net in the Consolidated Statements of Income.
During the year ended December 31, 2023, the Company recognized a net gain of $0.3 million related to one of our equity investments recorded within Unrealized gain on equity investments, net in the Consolidated Statements of Income. The Company also recognized net gains on equity investments of $9.5 million, driven by a realized gain on the Company's investment in Spring EQ presented within Realized gain on sale of equity investment, net in the Consolidated Statements of Income. The Company also recognized $2.5 million of net gains related to our equity method investments within Other income on the Consolidated Statements of Income.

6. LOANS AND LEASES
The following table shows the Company's loan portfolio by category:

	December 31,
(Dollars in thousands)	2025	2024
Commercial and industrial	$2,796,654	$2,656,174
Owner-occupied commercial	1,937,339	1,973,645
Commercial mortgages	3,916,159	4,030,627
Construction	1,023,911	832,093
Commercial small business leases	603,321	647,516
Residential(1)	1,089,830	965,051
Consumer(2)	1,894,460	2,086,393
	13,261,674	13,191,499
Less:
Allowance for credit losses	179,647	195,281
Net loans and leases	$13,082,027	$12,996,218
(1)Includes reverse mortgages, at fair value of $3.7 million and $3.6 million at December 31, 2025 and 2024, respectively.
(2)Primarily includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
Accrued interest receivable on loans outstanding was $64.9 million and $67.5 million at December 31, 2025 and 2024, respectively.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of the total allowance for credit losses for the years ended December 31, 2025, 2024, and 2023.

	Year ended December 31, 2025
(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Allowance for credit losses
Beginning balance	$195,281	$7	$—	$195,288
Charge-offs	(65,586)	—	(4,242)	(69,828)
Recoveries	15,662	—	1,653	17,315
Charge-offs arising from transfer of loans to held for sale	(9,481)	—	—	(9,481)
Provision (release)	43,771	(2)	5,437	49,206
Ending balance	$179,647	$5	$2,848	$182,500

	Year ended December 31, 2024
(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Allowance for credit losses
Beginning balance	$186,126	$8	$—	$186,134
Charge-offs	(65,123)	—	—	(65,123)
Recoveries	12,867	—	—	12,867
Provision (release)	61,411	(1)	—	61,410
Ending balance	$195,281	$7	$—	$195,288

	Year ended December 31, 2023
(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Allowance for credit losses
Beginning balance	$151,861	$10	$—	$151,871
Charge-offs	(66,007)	—	—	(66,007)
Recoveries	12,199	—	—	12,199
Provision (release)	88,073	(2)	—	88,071
Ending balance	186,126	8	—	186,134
(1)See Note 5 for further detail on the HTM securities allowance.

The following tables provide the activity of the Company's allowance for credit losses and loan and lease balances for the years ended December 31, 2025, 2024, and 2023. During 2025, the decrease was primarily due to the resolution of several problem loans as well as the Upstart loan sale.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Year Ended December 31, 2025
Allowance for credit losses
Beginning balance	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
Charge-offs	(31,568)	(215)	(4,583)	(4,900)	(14,386)	—	(9,934)	(65,586)
Recoveries	4,894	19	622	—	2,959	188	6,980	15,662
Charge-offs arising from transfer of loans to held for sale	(552)	—	—	—	—	—	(8,929)	(9,481)
Provision (release)	23,022	(1,317)	3,046	8,979	11,911	1,010	(2,880)	43,771
Ending balance	$52,927	$7,626	$48,047	$13,264	$16,449	$6,764	$34,570	$179,647
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1,654	$—	$—	$2,035	$—	$—	$—	$3,689
Loans evaluated on a collective basis	51,273	7,626	48,047	11,229	16,449	6,764	34,570	175,958
Ending balance	$52,927	$7,626	$48,047	$13,264	$16,449	$6,764	$34,570	$179,647
Period-end loan balances:
Loans evaluated on an individual basis	$26,914	$6,750	$9,665	$22,381	$—	$7,481	$3,422	$76,613
Loans evaluated on a collective basis	2,769,740	1,930,589	3,906,494	1,001,530	603,321	1,078,621	1,891,038	13,181,333
Ending balance	$2,796,654	$1,937,339	$3,916,159	$1,023,911	$603,321	$1,086,102	$1,894,460	$13,257,946
(1)Period-end loan balance excludes reverse mortgages at fair value of $3.7 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Year Ended December 31, 2024
Allowance for credit losses
Beginning balance	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
Charge-offs	(15,490)	(177)	(5,749)	—	(20,033)	(125)	(23,549)	(65,123)
Recoveries	6,883	217	183	—	2,705	225	2,654	12,867
Provision (release)	16,344	(1,620)	18,473	(1,577)	18,123	(17)	11,685	61,411
Ending balance	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
Period-end allowance allocated to:
Loans evaluated on an individual basis	$8,349	$—	$—	$—	$—	$—	$—	$8,349
Loans evaluated on a collective basis	48,782	9,139	48,962	9,185	15,965	5,566	49,333	186,932
Ending balance	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
Period-end loan balances:
Loans evaluated on an individual basis	$61,674	$5,010	$22,223	$25,600	$—	$8,315	$2,790	$125,612
Loans evaluated on a collective basis	2,594,500	1,968,635	4,008,404	806,493	647,516	953,111	2,083,603	13,062,262
Ending balance	$2,656,174	$1,973,645	$4,030,627	$832,093	$647,516	$961,426	$2,086,393	$13,187,874
(1)Period-end loan balance excludes reverse mortgages at fair value of $3.6 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Year Ended December 31, 2023
Allowance for credit losses
Beginning balance	$49,526	$6,019	$21,473	$6,987	$9,868	$4,668	$53,320	$151,861
Charge-offs	(26,653)	(184)	(300)	(794)	(15,641)	(41)	(22,394)	(66,007)
Recoveries	7,735	54	7	532	1,986	260	1,625	12,199
Provision	18,786	4,830	14,875	4,037	18,957	596	25,992	88,073
Ending balance	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
Period-end allowance allocated to:
Loans evaluated on an individual basis	$1,591	$—	$—	$—	$—	$—	$—	$1,591
Loans evaluated on a collective basis	47,803	10,719	36,055	10,762	15,170	5,483	58,543	184,535
Ending balance	$49,394	$10,719	$36,055	$10,762	$15,170	$5,483	$58,543	$186,126
Period-end loan balances:
Loans evaluated on an individual basis	$19,221	$5,200	$22,295	$12,617	$—	$5,876	$2,287	$67,496
Loans evaluated on a collective basis	2,520,849	1,880,887	3,778,885	1,022,913	623,622	862,019	2,009,847	12,699,022
Ending balance	$2,540,070	$1,886,087	$3,801,180	$1,035,530	$623,622	$867,895	$2,012,134	$12,766,518
(1)Period-end loan balance excludes reverse mortgages at fair value of $2.8 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	December 31, 2025
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$4,634	$2,062	$6,696	$2,762,898	$16,842	$10,218	$2,796,654
Owner-occupied commercial	7,152	50	7,202	1,923,556	6,581	—	1,937,339
Commercial mortgages	44,139	9,533	53,672	3,854,922	7,565	—	3,916,159
Construction	1,716	—	1,716	999,814	16,946	5,435	1,023,911
Commercial small business leases	6,536	592	7,128	596,193	—	—	603,321
Residential(1)	3,851	133	3,984	1,077,116	5,002	—	1,086,102
Consumer(2)	10,719	10,046	20,765	1,870,386	3,309	—	1,894,460
Total(4)	$78,747	$22,416	$101,163	$13,084,885	$56,245	$15,653	$13,257,946
% of Total Loans	0.59%	0.17%	0.76%	98.70%	0.42%	0.12%	100.00%
(1)Residential accruing current balances exclude reverse mortgages at fair value of $3.7 million.
(2)Includes $15.2 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

	December 31, 2024
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$1,482	$488	$1,970	$2,592,395	$43,206	$18,603	$2,656,174
Owner-occupied commercial	706	196	902	1,968,033	4,710	—	1,973,645
Commercial mortgages	2,621	562	3,183	4,005,221	22,223	—	4,030,627
Construction	—	—	—	806,493	25,600	—	832,093
Commercial small business leases	8,409	566	8,975	638,541	—	—	647,516
Residential(1)	4,262	15	4,277	952,138	5,011	—	961,426
Consumer(2)	18,086	7,375	25,461	2,058,104	2,828	—	2,086,393
Total	$35,566	$9,202	$44,768	$13,020,925	$103,578	$18,603	$13,187,874
% of Total Loans	0.27%	0.07%	0.34%	98.73%	0.79%	0.14%	100.00%
(1)Residential accruing current balances exclude reverse mortgages at fair value of $3.6 million.
(2)Includes $15.6 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial	$17,557	$9,504	$41,105	$20,704
Owner-occupied commercial	6,580	—	4,710	—
Commercial mortgages	7,565	—	22,223	—
Construction	22,381	—	25,600	—
Residential(1)	5,002	—	5,011	—
Consumer(2)	3,285	24	2,828	—
Total	$62,370	$9,528	$101,477	$20,704
(1)Excludes reverse mortgages at fair value.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
As of December 31, 2025, there were 29 residential loans and 37 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $6.2 million and $36.4 million, respectively. As of December 31, 2024, there were 31 residential loans and 15 commercial loans in the process of foreclosure. The total outstanding balance on the loans was $5.6 million and $6.6 million, respectively. Loan workout and other real estate owned (OREO) expenses were $3.2 million in 2025, $1.7 million in 2024, and $0.6 million in 2023. Loan workout and OREO expenses are included in Loan workout and other credit costs on the Consolidated Statements of Income.
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

The following table provides an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year(1)
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
(Dollars in thousands)
Commercial and industrial:
Risk Rating
Pass	$792,428	$498,646	$295,043	$238,011	$67,071	$390,703	$7,917	$296,470	$2,586,289
Special mention	12,525	16,960	4,617	14,149	1,736	4,812	—	3,127	57,926
Substandard or Lower	49,685	17,836	8,951	14,881	3,165	29,720	30	28,171	152,439
	$854,638	$533,442	$308,611	$267,041	$71,972	$425,235	$7,947	$327,768	$2,796,654
Current-period gross writeoffs	$2,020	$6,104	$1,857	$1,714	$13,405	$7,020	$—	$—	$32,120
Owner-occupied commercial:
Risk Rating
Pass	$243,709	$237,172	$257,796	$176,149	$186,215	$467,831	$—	$267,819	$1,836,691
Special mention	4,701	—	685	1,369	1,632	2,035	—	7,393	17,815
Substandard or Lower	11,460	5,891	14,633	10,222	6,108	24,733	—	9,786	82,833
	$259,870	$243,063	$273,114	$187,740	$193,955	$494,599	$—	$284,998	$1,937,339
Current-period gross writeoffs	$—	$—	$4	$—	$—	$211	$—	$—	$215
Commercial mortgages:
Risk Rating
Pass	$527,094	$390,403	$521,726	$354,680	$357,104	$1,020,802	$—	$578,575	$3,750,384
Special mention	2,927	734	1,592	—	1,202	24,450	—	90	30,995
Substandard or Lower	33,835	8,515	2,557	15,439	4,480	36,678	—	33,276	134,780
	$563,856	$399,652	$525,875	$370,119	$362,786	$1,081,930	$—	$611,941	$3,916,159
Current-period gross writeoffs	$—	$34	$9	$—	$—	$4,540	$—	$—	$4,583
Construction:
Risk Rating
Pass	$444,484	$308,702	$155,421	$6,328	$3,441	$7,665	$—	$62,445	$988,486
Special mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	11,293	5,435	17,399	—	—	—	—	1,298	35,425
	$455,777	$314,137	$172,820	$6,328	$3,441	$7,665	$—	$63,743	$1,023,911
Current-period gross writeoffs	$—	$—	$4,900	$—	$—	$—	$—	$—	$4,900
Commercial small business leases:
Risk Rating
Performing	$188,345	$182,471	$123,065	$68,356	$21,001	$20,083	$—	$—	$603,321
Nonperforming	—	—	—	—	—	—	—	—	—
	$188,345	$182,471	$123,065	$68,356	$21,001	$20,083	$—	$—	$603,321
Current-period gross writeoffs	$460	$2,887	$5,359	$3,938	$1,489	$253	$—	$—	$14,386
Residential(2):
Risk Rating
Performing	$231,358	$154,565	$144,660	$59,915	$84,198	$403,653	$—	$—	$1,078,349
Nonperforming	—	—	113	—	3,491	4,149	—	—	7,753
	$231,358	$154,565	$144,773	$59,915	$87,689	$407,802	$—	$—	$1,086,102
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer(3):
Risk Rating
Performing	$46,648	$214,198	$230,309	$321,908	$86,583	$262,586	$717,385	$11,421	$1,891,038
Nonperforming	—	—	202	311	—	72	2,601	236	3,422
	$46,648	$214,198	$230,511	$322,219	$86,583	$262,658	$719,986	$11,657	$1,894,460
Current-period gross writeoffs	$9,506	$709	$1,956	$4,097	$1,256	$1,339	$—	$—	$18,863
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
The following tables show the amortized cost basis of troubled loans modified during the twelve months ended December 31, 2025, 2024, and 2023, disaggregated by portfolio segment and type of modification granted:

	Twelve Months Ended December 31, 2025
(Dollars in thousands)	Term Extension	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination- Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$34,500	$—	$2,548	$1,056	$—	$—	$38,104	1.36%
Owner-occupied commercial	4,244	—	739	3,016	—	—	7,999	0.41%
Commercial mortgages	56,787	—	—	6,570	—	—	63,357	1.62%
Construction	23,576	—	—	—	9,577	—	33,153	3.24%
Residential	—	—	226	—	—	—	226	0.02%
Consumer(1)	276	—	1,077	75	—	—	1,428	0.08%
Total	$119,383	$—	$4,590	$10,717	$9,577	$—	$144,267	1.09%

	Twelve Months Ended December 31, 2024
(Dollars in thousands)	Term Extension	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$62,314	$—	$15,682	$19,261	$27	$—	$97,284	3.66%
Owner-occupied commercial	3,606	—	—	—	—	—	3,606	0.18%
Commercial mortgages	22,421	—	—	—	—	—	22,421	0.56%
Construction	1,188	—	—	—	—	19,405	20,593	2.47%
Residential	—	120	24	—	—	—	144	0.01%
Consumer(1)	716	—	2,821	3,703	—	—	7,240	0.35%
Total	$90,245	$120	$18,527	$22,964	$27	$19,405	$151,288	1.15%

	Twelve Months Ended December 31, 2023
(Dollars in thousands)	Term Extension	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$44,123	$—	$10,523	$5,568	$27	$—	$60,241	1.90%
Owner-occupied commercial	66	—	—	—	138	—	204	0.01%
Commercial mortgages	9,386	—	—	—	—	—	9,386	0.25%
Construction	15,411	—	—	—	—	—	15,411	1.49%
Residential	561	—	216	—	—	—	777	0.09%
Consumer(1)	1,782	—	1,937	5,092	156	194	9,161	0.46%
Total	$71,329	$—	$12,676	$10,660	$321	$194	$95,180	0.75%
(1)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

The following table describes the financial effect of the modifications made to troubled loans during the twelve months ended December 31, 2025, 2024, and 2023:

	Twelve Months Ended December 31, 2025			Twelve Months Ended December 31, 2024			Twelve Months Ended December 31, 2023
	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(3)
Commercial and industrial	1.10	—%	0.03%	0.92	6.11%	0.26%	1.34	4.00%	0.13%
Owner-occupied commercial	0.77	—	0.03	0.90	—	—	0.95	2.59	—
Commercial mortgages	0.92	—	0.05	0.48	—	—	1.33	—	—
Construction	0.89	1.38	—	1.00	0.52	0.15	1.00	—	—
Residential	—	—	—	—	4.25	—	20.18	—	—
Consumer	3.44	—	0.01	0.49	—	0.05	3.08	2.65	0.06
(1)Represents the weighted-average increase in the life of modified loans measured in years, which reduces monthly payment amounts for borrowers.
(2)Represents the weighted-average decrease in the contractual interest rate on the modified loans.
(3)Represents the percentage of loans deferred over the total loan portfolio excluding reverse mortgages at fair value.
As of December 31, 2025 and December 31, 2024, the Company had commitments to extend credit of $6.4 million and $18.6 million, respectively, to borrowers experiencing financial difficulty whose terms had been modified.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
The following tables show the amortized cost of loans that received a modification that had a payment default during the twelve months ended December 31, 2025, 2024, and 2023 and were modified in the 12 months before default to borrowers experiencing financial difficulty:

	Twelve Months Ended December 31, 2025
(Dollars in thousands)	Term Extension	Combination Term Extension & Payment Delay	Total
Commercial and industrial	$—	$272	$272
Commercial mortgages	2,100	—	2,100
Construction	5,435	—	5,435
Total	$7,535	$272	$7,807

	Twelve Months Ended December 31, 2024
(Dollars in thousands)	Interest Rate Reduction	More-Than-Insignificant Payment Delay	Total
Residential	120	24	144
Consumer	—	96	96
Total	$120	$120	$240

	Twelve Months Ended December 31, 2023
(Dollars in thousands)	More-Than-Insignificant Payment Delay	Combination Term Extension & Payment Delay	Total
Commercial and industrial	$—	$5,568	$5,568
Consumer	98	—	98
Total	$98	$5,568	$5,666

The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the last 12 months as of December 31, 2025, 2024, and 2023:

	December 31, 2025
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$—	$881	$22,899	$14,324	$38,104
Owner-occupied commercial	62	—	5,769	2,168	7,999
Commercial mortgages	20,024	9,533	31,700	2,100	63,357
Construction	1,716	—	9,577	21,860	33,153
Residential	—	—	226	—	226
Consumer(3)	44	—	1,297	87	1,428
Total	$21,846	$10,414	$71,468	$40,539	$144,267
(1)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

	December 31, 2024
	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$—	$—	$42,552	$54,732	$97,284
Owner-occupied commercial	—	—	3,606	—	3,606
Commercial mortgages	—	—	22,421	—	22,421
Construction	—	—	20,593	—	20,593
Residential	—	—	—	144	144
Consumer(1)	780	546	5,715	199	7,240
Total	$780	$546	$94,887	$55,075	$151,288
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	December 31, 2023
	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$21	$293	$53,989	$5,938	$60,241
Owner-occupied commercial	—	—	—	204	204
Commercial mortgages	—	—	9,386	—	9,386
Construction	—	—	15,411	—	15,411
Residential	—	—	607	170	777
Consumer(1)	1,021	205	7,539	396	9,161
Total	$1,042	$498	$86,932	$6,708	$95,180
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.
Allowance for Credit Losses Related to Other Accounts Receivable
The Company determines the allowance for other accounts receivable (e.g. fee-related receivables) considering historical loss information and other available indicators. In certain cases where there are no historical or current indicators of an expected credit loss, we may estimate the reserve to be close to zero. The allowance for credit losses related to other accounts receivable was $2.8 million as of December 31, 2025.

8. PREMISES AND EQUIPMENT
The following table shows the components of premises and equipment, at cost, summarized by major classifications:

	December 31,
(Dollars in thousands)	2025	2024
Land	$23,685	$23,685
Buildings	36,421	36,508
Leasehold improvements	75,398	76,685
Furniture and equipment	58,778	63,994
Gross premises and equipment	194,282	200,872
Less: Accumulated depreciation	113,962	114,844
Net premises and equipment	$80,320	$86,028
The Company recognized depreciation expense of $11.7 million, $13.4 million and $17.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

9. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.
Lessee
The Company's ongoing leases have remaining lease terms of less than one year to 19 years, which includes renewal options that are exercised at its discretion. The Company's lease terms to calculate the lease liability and right-of-use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right-of-use asset is included in Other liabilities and Other assets, respectively, in the Consolidated Statement of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the Consolidated Statement of Income. The Company accounts for lease components separately from nonlease components and subleases certain real estate to third parties.
The components of the Company's ongoing operating lease cost were as follows:

	Twelve months ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost (1)	$16,184	$16,830	$18,972
Sublease income	(104)	(117)	(161)
Net lease cost	$16,080	$16,713	$18,811
(1)Includes variable lease cost and short-term lease cost.
Supplemental balance sheet information related to operating leases was as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Right-of-use assets	$102,891	$131,126
Lease liabilities	$125,288	$152,364

Lease term and discount rate of operating leases
Weighted average remaining lease term (in years)	11.35	12.62
Weighted average discount rate	5.26%	5.28%
Maturities of operating lease liabilities are as follows:

(Dollars in thousands)	December 31, 2025
2026	$17,255
2027	15,241
2028	15,042
2029	14,554
2030	14,107
After 2030	91,746
Total lease payments	167,945
Less: Interest	(42,657)
Present value of lease liabilities	$125,288

Supplemental cash flow information related to leases was as follows:

	Twelve months ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,255	$19,488	$19,104
As of December 31, 2025, the Company had entered into two leases that have not yet commenced, with combined estimated future lease payments of approximately $27.2 million. These leases are expected to commence in the first and third quarter of 2026, with an initial lease term of 13 years and 10 years, respectively.
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
The components of direct finance lease income are summarized in the table below:

	Twelve months ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Direct financing leases:
Interest income on lease receivable	$63,636	$62,881	$53,572
Amortization of deferred fees and costs	(9,100)	(7,977)	(6,301)
Total direct financing lease income	$54,536	$54,904	$47,271
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Lease receivables	$695,125	$749,968
Unearned income	(109,667)	(122,846)
Deferred fees and costs	17,863	20,394
Net investment in direct financing leases	$603,321	$647,516
Future minimum lease payments to be received for direct financing leases were as follows:

(Dollars in thousands)	December 31, 2025
2026	$243,143
2027	191,989
2028	135,782
2029	81,377
2030	35,068
After 2030	7,766
Total lease payments	$695,125

10. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.
WSFS performs its annual goodwill impairment test on October 1 or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. Between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the year ended December 31, 2025, management determined, based on its qualitative assessment, that it is not more likely than not that the fair values of our reporting units are less than their carrying values. No goodwill impairment existed during the year ended December 31, 2025.

The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth Management	Consolidated Company
December 31, 2023	$753,586	$132,312	$885,898
Goodwill adjustments	—	—	—
December 31, 2024	753,586	132,312	885,898
Goodwill adjustments(1)	—	(674)	(674)
December 31, 2025	$753,586	$131,638	$885,224
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
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
December 31, 2025
Core deposits	$101,511	$(67,845)	$33,666	10 years
Client relationships	68,270	(24,620)	43,650	7-15 years
Tradename	2,900	—	2,900	indefinite
Loan servicing rights(1)	11,527	(7,064)	4,463	10-25 years
Total intangible assets	$184,208	$(99,529)	$84,679
December 31, 2024
Core deposits	$104,751	$(60,999)	$43,752	10 years
Client relationships	73,880	(23,588)	50,292	7-15 years
Tradename	2,900	—	2,900	indefinite
Loan servicing rights(2)	11,220	(5,901)	5,319	10-25 years
Total intangible assets	$192,751	$(90,488)	$102,263
(1)Gross asset includes valuation allowance for impairment losses of $0.4 million for the year ended December 31, 2025.
(2)Gross asset includes valuation allowance for impairment losses of $0.1 million for the year ended December 31, 2024.
The Company recognized amortization expense on other intangible assets of $15.3 million, $15.7 million and $15.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following presents the estimated amortization expense of intangibles:

(Dollars in thousands)	Amortization of Intangibles
2026	$15,628
2027	15,103
2028	14,418
2029	7,173
2030	5,624
Thereafter	23,833
Total	$81,779
Servicing Assets
The value of the Company's mortgage servicing rights was $1.1 million and $1.3 million at December 31, 2025 and 2024, respectively, and the value of its SBA loan servicing rights was $3.4 million and $4.0 million at December 31, 2025 and 2024, respectively. Changes in the value of these servicing rights resulted in impairment losses of $0.3 million during 2025 and a reversal of impairment losses of $0.6 million during 2024. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage Banking Activities, Net in the Consolidated Statements of Income and revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income, in the Consolidated Statements of Income.

Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of December 31, 2025 or 2024.

11. DEPOSITS

The following table is a summary of the Company's deposits by category:

	December 31,
(Dollars in thousands)	2025	2024
Noninterest-bearing:
Noninterest-bearing demand	$5,576,598	$4,987,753
Total noninterest-bearing	$5,576,598	$4,987,753
Interest-bearing:
Interest-bearing demand	$2,884,356	$2,973,431
Savings	1,409,940	1,466,289
Money market	5,761,965	5,471,611
Client time deposits	2,009,629	2,130,724
Total interest-bearing	$12,065,890	$12,042,055
Total deposits	$17,642,488	$17,029,808
The following table is a summary of the remaining time to maturity for client time deposits:

	December 31,
(Dollars in thousands)	2025	2024
Certificates of deposit (not jumbo):
Less than one year	$1,488,583	$1,568,970
One year to two years	70,245	87,276
Two years to three years	12,046	11,734
Three years to four years	5,805	9,894
Over four years	4,733	6,410
Total certificates of deposit (not jumbo)	$1,581,412	$1,684,284
Jumbo certificates of deposit(1)
Less than one year	$415,658	$427,841
One year to two years	12,031	17,373
Two years to three years	254	684
Three years to four years	274	—
Over four years	—	542
Total jumbo certificates of deposit	$428,217	$446,440
Total certificates of deposit	$2,009,629	$2,130,724
(1)Represents certificates of deposit balances in excess of $250 thousand from individuals, businesses and municipalities.
The following table is a summary of interest expense on deposits by category:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Interest-bearing demand	$29,713	$33,007	$26,671
Money market	163,402	183,306	122,168
Savings	6,580	7,314	5,733
Time deposits	78,562	84,871	45,184
Total client interest expense	$278,257	$308,498	$199,756
Brokered deposits	3	178	10,064
Total interest expense on deposits	$278,260	$308,676	$209,820

12. BORROWED FUNDS
The following is a summary of borrowed funds by type, at or for the twelve months ended:

(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate	Maximum Outstanding at Month End During the Period	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
December 31, 2025
Federal funds purchased	$—	—%	$—	$55	3.64%
FHLB advances	—	—	301,040	76,186	4.53
Trust preferred borrowings	91,047	5.90	91,047	90,928	6.65
Senior and subordinated debt	196,891	5.38	218,669	165,885	3.48
Other borrowed funds	14,744	0.30	31,967	22,020	0.30
December 31, 2024
Federal funds purchased	$—	—%	$170,000	$6,735	5.09%
FHLB advances	51,040	4.33	172,306	56,855	5.22
Trust preferred borrowings	90,834	6.59	90,834	90,730	7.62
Senior and subordinated debt	218,631	4.01	218,631	218,507	4.43
Other borrowed funds	23,102	0.30	825,152	639,186	4.62
Federal Home Loan Bank Advances
As of December 31, 2025, there were no advances from the FHLB.
Pursuant to collateral agreements with the FHLB, advances are secured by qualifying loan collateral, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As a member of the FHLB, the Company is required to purchase and hold shares of capital stock in the FHLB and was in compliance with this requirement with a stock investment in FHLB of $10.2 million at December 31, 2025 and $11.8 million at December 31, 2024. This stock is carried on the accompanying Consolidated Statements of Financial Condition at cost, which approximates liquidation value.
The Company received dividends on its stock investment in FHLB of $1.8 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively. For additional information regarding FHLB Stock, see Note 18.
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
Royal Bancshares Capital Trust I (Trust I) and Royal Bancshares Capital Trust II (Trust II) (collectively, the RBC Trusts), which were acquired from Bryn Mawr Bank Corporation, were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements as the Company is not deemed to be the primary beneficiary of these entities. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures to the RBC Trusts with a current carrying value of $12.0 million each, totaling $24.0 million. The junior subordinated debentures incur interest at a coupon rate of 6.13% as of December 31, 2025. The rate resets quarterly based on three-month term SOFR plus 2.41%.
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
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
During 2025 and 2024, the Company purchased federal funds as a short-term funding source. The Company had no securities sold under agreements to repurchase at December 31, 2025 and December 31, 2024.
Senior and Subordinated Debt
On December 11, 2025 the Company issued $200.0 million of senior notes due 2035 (the 2035 Notes). The 2035 Notes mature on December 15, 2035 and have a fixed coupon rate of 5.375% from issuance until December 15, 2030 and a variable coupon rate equal to the benchmark rate (which is expected to be three-month term SOFR), reset quarterly, plus 1.89% from December 15, 2030 until maturity. The 2035 Notes may be redeemed by the Company beginning December 15, 2030 at 100% of principal plus accrued and unpaid interest. The net proceeds from the issuance of the 2035 Notes were used to redeem $150.0 million of Fixed-to-Floating Senior Notes due 2030 (the 2030 Notes) and the Company expects to use the remaining proceeds for general corporate purposes, including, but not limited to, financing organic growth, acquisitions, repurchases of common stock, and redemption of outstanding indebtedness. The carrying value of the 2035 Notes, inclusive of deferred issuance costs, was $196.9 million as of December 31, 2025.
On December 3, 2020, the Company issued the 2030 Notes at a face value of $150.0 million. Effective December 15, 2025, the 2030 Notes were redeemed at 100% of principal plus accrued and unpaid interest using cash from the issuance of the 2035 Notes. The 2030 Notes bore interest at a fixed coupon rate of 2.75% from issuance until redemption.
The Company assumed $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the 2027 Notes) from Bryn Mawr Bank Corporation, which were issued by Bryn Mawr Bank Corporation in an underwritten public offering on December 13, 2017. Effective June 2025, the Company redeemed all remaining outstanding principal of the 2027 Notes. The 2027 Notes bore interest at a variable rate that reset quarterly to a level equal to the then-current three-month term SOFR rate plus 2.31%.
Other Borrowed Funds
Included in other borrowed funds are collateralized borrowings of $14.7 million and $23.1 million at December 31, 2025 and 2024, respectively, primarily consisting of outstanding retail repurchase agreements, contractual arrangements under which portions of certain securities are sold overnight to retail clients under agreements to repurchase.
Borrower in Custody
The Company had $2.3 billion and $2.5 billion of loans and securities pledged to the Federal Reserve of Philadelphia (FRB) at December 31, 2025 and December 31, 2024, respectively. The Company had no borrowings outstanding from the FRB at December 31, 2025 and December 31, 2024.

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
As of December 31, 2025 and 2024, the Bank was in compliance with regulatory capital requirements and exceeded the levels necessary for the Bank to be considered “well-capitalized” as defined in the regulations.
The following table presents the capital position of the Bank and the Company as of December 31, 2025 and 2024:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
December 31, 2025
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$2,450,886	15.25%	$1,285,379	8.00%	$1,606,724	10.00%
WSFS Financial Corporation	2,519,839	15.67	1,286,646	8.00	1,608,308	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	2,258,874	14.06	964,034	6.00	1,285,379	8.00
WSFS Financial Corporation	2,239,566	13.92	964,985	6.00	1,286,646	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	2,258,874	14.06	723,026	4.50	1,044,371	6.50
WSFS Financial Corporation	2,239,566	13.92	723,739	4.50	1,045,400	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,258,874	10.69	845,441	4.00	1,056,801	5.00
WSFS Financial Corporation	2,239,566	10.59	845,741	4.00	1,057,176	5.00

December 31, 2024
Total Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	$2,470,183	15.13%	$1,306,507	8.00%	$1,633,133	10.00%
WSFS Financial Corporation	2,575,170	15.77	1,306,677	8.00	1,633,346	10.00
Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	2,265,995	13.88	979,880	6.00	1,306,507	8.00
WSFS Financial Corporation	2,254,907	13.81	980,008	6.00	1,306,677	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Wilmington Savings Fund Society, FSB	2,265,995	13.88	734,910	4.50	1,061,537	6.50
WSFS Financial Corporation	2,254,907	13.81	735,006	4.50	1,061,675	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,265,995	11.03	822,045	4.00	1,027,556	5.00
WSFS Financial Corporation	2,254,907	10.96	822,637	4.00	1,028,296	5.00
The Holding Company
As of December 31, 2025, the Company's capital structure includes one class of stock, $0.01 par common stock outstanding with each share having equal voting rights.
In 2005, the Trust issued Pooled Floating Rate Securities at a variable interest rate of 177 basis points over the three-month LIBOR rate with a scheduled maturity of June 1, 2035. The reference rate on these securities was updated to three-month term SOFR upon the discontinuation of LIBOR on June 30, 2023. The par value of these securities is $2.0 million and the aggregate principal is $67.0 million. The proceeds from the issue were invested in junior subordinated debentures issued by the Company. At December 31, 2025, the coupon rate of the Trust securities was 5.82%. The effective rate will vary due to fluctuations in interest rates.

The RBC Trusts, which were acquired from Bryn Mawr Bank Corporation, were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although WSFS owns an aggregate of $0.8 million of the common securities of Trust I and Trust II, the RBC Trusts are not consolidated into the Company’s Consolidated Financial Statements as the Company is not deemed to be the primary beneficiary of these entities. Inclusive of the fair value marks, WSFS assumed junior subordinated debentures to the RBC Trusts with a current carrying value of $12.0 million each, totaling $24.0 million. The junior subordinated debentures incur interest at a coupon rate of 6.13% as of December 31, 2025. The rate resets quarterly based on three-month term SOFR plus 2.41%.
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
At December 31, 2025, $254.5 million in cash remains at the holding company to support the parent company’s needs.

Pursuant to federal laws and regulations, the Company's ability to engage in transactions with affiliated corporations, including the loan of funds to, or guarantee of the indebtedness of, an affiliate, is limited.
During the year ended December 31, 2025, the Company repurchased 5,439,981 common shares at an average price of $52.86 per share as part of its share buy-back program approved by the Board. The program is consistent with our intent to optimize capital levels through a mix of dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks and targeting a corporate Common Equity Tier 1 capital ratio of approximately 12%.

14. ASSOCIATE BENEFIT PLANS
Associate 401(k) Savings Plan
Certain subsidiaries of ours maintain a qualified plan in which Associates may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds and the Company's common stock. Generally, the principal and related earnings are tax deferred until withdrawn. The Company matches a portion of the Associates’ contributions. As a result, the Company's total cash contributions to the plan on behalf of its Associates resulted in an expense of $11.2 million, $10.7 million, and $10.1 million for 2025, 2024, and 2023, respectively.
All contributions are invested in accordance with the Associates’ selection of investments. If Associates do not designate how discretionary contributions are to be invested, 100% is invested in target-date fund that corresponds with the participant’s age. Associates may generally make transfers to various other investment vehicles within the plan. The plan’s yearly activity includes net sales of 42,000, 65,000 and 14,000 shares of the Company's common stock in 2025, 2024 and 2023 respectively. There were 13,000 shares purchased in 2025 and none in 2024 or 2023.
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

The following disclosures relating to postretirement medical benefits were measured at December 31:

(Dollars in thousands)	2025	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$1,286	$1,311	$1,331
Service cost	26	32	33
Interest cost	69	66	65
Actuarial gain	(69)	(40)	(68)
Benefits paid	(88)	(83)	(50)
Benefit obligation at end of year	$1,224	$1,286	$1,311
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	88	83	50
Benefits paid	(88)	(83)	(50)
Fair value of plan assets at end of year	$—	$—	$—
Unfunded status	$(1,224)	$(1,286)	$(1,311)
Amounts recognized in accumulated other comprehensive income(1):
Net prior service credit	$55	$131	$207
Net gain	1,041	1,132	1,263
Net amount recognized	$1,096	$1,263	$1,470
Components of net periodic benefit income:
Service cost	$26	$32	$33
Interest cost	69	66	65
Amortization of prior service credit	(76)	(76)	(76)
Net gain recognition	(160)	(147)	(160)
Net periodic benefit income	$(141)	$(125)	$(138)
Assumption used to determine net periodic benefit cost:
Discount rate	5.50%	4.80%	5.00%
Assumption used to value the Accumulated Postretirement Benefit Obligation (APBO):
Discount rate	5.50%	5.50%	5.30%
(1)Before tax effects
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)
During 2026	$56
During 2027	59
During 2028	61
During 2029	63
During 2030	67
During 2031 through 2035	392
$698
The Company assumes medical benefits will increase at an average rate of less than 10% per annum. The costs incurred for retirees’ health care are limited since certain current and all future retirees are restricted to an annual medical premium cap indexed (since 1995) by the lesser of 4% or the actual increase in medical premiums paid by us. For 2025, this annual premium cap amounted to $4,676 per retiree. The Company estimates that it will contribute approximately $4,863 per retiree to the plan during fiscal 2026.

Beneficial Associate Pension and other postretirement benefit plans
On March 1, 2019, the Company closed the acquisition of Beneficial. At the time of acquisition, the Company assumed the pension plan covering certain eligible Beneficial Associates. The plan was frozen in 2008.
The following disclosures relating to Beneficial pension benefits and other postretirement benefit plans were measured at December 31:

	2025		2024		2023
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits(1)	Pension Benefits	Other Postretirement Benefits(1)	Pension Benefits	Other Postretirement Benefits(1)
Change in benefit obligation:
Benefit obligation at beginning of year	$69,184	$12,854	$76,119	$13,471	$75,151	$13,894
Service cost	—	2	—	8	—	14
Interest cost	3,541	617	3,581	648	3,700	659
Plan participants' contributions	—	89	—	41	—	63
Actuarial loss (gain)	264	(169)	(5,481)	68	1,604	256
Benefits paid	(4,429)	(1,285)	(5,035)	(1,382)	(4,336)	(1,415)
Benefit obligation at end of year	$68,560	$12,108	$69,184	$12,854	$76,119	$13,471
Change in plan assets:
Fair value of plan assets at beginning of year	$78,049	$—	$82,090	$—	$79,287	$—
Actual return on plan assets	7,677	—	1,439	—	7,499	—
Employer contribution	118	1,196	126	1,341	240	1,352
Participants' contributions	—	89	—	41	—	63
Benefits paid	(4,429)	(1,285)	(5,035)	(1,382)	(4,336)	(1,415)
Administrative expenses	(640)	—	(571)	—	(600)	—
Fair value of plan assets at end of year	$80,775	$—	$78,049	$—	$82,090	$—
Funded (unfunded) status	$12,215	$(12,108)	$8,865	$(12,854)	$5,971	$(13,471)
Amounts recognized in accumulated other comprehensive income(2):
Net loss (gain)	$6,236	$(2,197)	$8,370	$(2,386)	$9,920	$(2,612)
Components of net periodic benefit (income) cost:
Service cost	$—	$2	$—	$8	$—	$14
Interest cost	3,541	617	3,581	648	3,700	659
Expected return on plan assets	(4,700)	—	(4,924)	—	(4,793)	—
Net loss (gain) recognition	53	(359)	129	(158)	281	(392)
Net periodic benefit (income) cost	$(1,106)	$260	$(1,214)	$498	$(812)	$281
(1)Includes Beneficial Bank Other Postretirement, FMS Other Postretirement, and Split-Dollar Plan
(2)Before tax effects

Significant assumptions used to calculate the net periodic benefit cost and obligation for Beneficial postretirement plans as of December 31, 2025 are as follows:

Consolidated Pension Plan	2025	2024	2023
Discount rate for net periodic benefit cost	5.60%	5.01%	5.24%
Expected return on plan assets	6.25%	6.25%	6.25%
Discount rate for disclosure obligations	5.50%	5.60%	5.01%
Beneficial Bank Other Postretirement
Discount rate for net periodic benefit cost	5.52%	4.96%	5.18%
Discount rate for disclosure obligations	5.32%	5.51%	4.96%
FMS Other Postretirement
Discount rate for net periodic benefit cost	5.15%	4.73%	4.93%
Discount rate for disclosure obligations	4.64%	5.15%	4.73%
Split-Dollar Plan
Discount rate for net periodic benefit cost	5.14%	4.72%	4.92%
Discount rate for disclosure obligations	4.62%	5.13%	4.73%
Estimated future benefit payments:
The following table shows the expected future payments for the next 10 years:

(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
During 2026	$5,132	$1,189
During 2027	5,468	1,168
During 2028	5,020	1,145
During 2029	4,638	1,101
During 2030	5,982	1,066
During 2031 through 2035	24,403	4,759
	$50,643	$10,428

The fair values and weighted average asset allocations in plan assets of all pension and postretirement plan assets at December 31, 2025 and 2024 by asset category are as follows:

	Category Used for Fair Value Measurement
	December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Percent
Assets:
Mutual Funds:
Large cap	$3,749	$—	$—	$3,749	4.6%
International	6,807	—	—	6,807	8.4
Global Managed Volatility	6,036	—	—	6,036	7.5
U.S. Managed Volatility	2,256	—	—	2,256	2.8
Fixed Income	52,892	—	—	52,892	65.5
U.S. Government Agencies	—	8,812	—	8,812	10.9
Accrued Income	223	—	—	223	0.3
Total	$71,963	$8,812	$—	$80,775	100.0%

	Category Used for Fair Value Measurement
	December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Percent
Assets:
Mutual Funds:
Large cap	$3,406	$—	$—	$3,406	4.4%
International	6,252	—	—	6,252	8.0
Global Managed Volatility	5,546	—	—	5,546	7.1
U.S. Managed Volatility	2,070	—	—	2,070	2.7
Fixed Income	51,592	—	—	51,592	66.1
U.S. Government Agencies	—	8,958	—	8,958	11.5
Pooled Separate Accounts	13	—	—	13	—
Accrued Income	212	—	—	212	0.2
Total	$69,091	$8,958	$—	$78,049	100.0%
As of December 31, 2025, pension and postretirement plan assets were comprised of investments in equity mutual funds and fixed income mutual funds. The Bank’s consolidated pension plan investment policy provides that assets are to be managed over a long-term investment horizon to ensure that the chances and duration of investment losses are carefully weighed against the long-term potential for asset appreciation. The primary objective of managing a plan’s assets is to improve the plan’s funded status. A secondary financial objective is, where possible, to minimize pension expense volatility. The Company’s pension plan allocates assets based on the plan’s funded status to risk management and return enhancement asset classes. The risk management class is comprised of a long duration fixed income fund while the return enhancement class consists of equity and other fixed income funds. Asset allocation ranges are generally 40% to 80% for risk management and 20% to 60% for return enhancement when the funded status is less than 110%, and 50% to 90% in risk management and 10% to 50% for return enhancement when the funded status reaches 110%, subject to the discretion of the Company. Also, a small portion is maintained in cash reserves when appropriate.
The Company has four additional plans which are no longer being provided to current Associates with an aggregate liability of $1.4 million and $1.5 million as of December 31, 2025 and 2024, respectively

15. INCOME TAXES
The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The Company's income tax provision consists of the following:

	Year ended December 31,
(Dollars in thousands)	2025	2024	2023
Current income taxes:
Federal taxes	$65,927	$69,589	$81,674
State and local taxes	21,736	22,337	19,968
Total current taxes	$87,663	$91,926	$101,642
Deferred income taxes:
Federal taxes	5,889	(6,817)	(5,331)
State and local taxes	(189)	(1,345)	(66)
Total deferred taxes	$5,700	$(8,162)	$(5,397)
Total	$93,363	$83,764	$96,245
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2025 and 2024:

(Dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$39,755	$42,441
Purchase accounting adjustments—loans	6,244	8,094
Reserves and other accruals	28,741	33,250
Net operating losses	1,538	2,131
Derivatives	1,862	3,258
Lease liabilities	26,311	31,996
Unrealized losses on available-for-sale securities	138,933	193,956
Other(1)	1,577	1,379
Total deferred tax assets	$244,961	$316,505
Deferred tax liabilities:
Accelerated depreciation	(4,709)	(5,735)
Right of use assets	(21,607)	(27,536)
Intangibles	(28,714)	(31,278)
Other(2)	(4,103)	(3,795)
Total deferred tax liabilities	(59,133)	(68,344)
Net deferred tax asset	$185,828	$248,161
(1)Other deferred tax assets includes investments, deferred gains, and tax credits.
(2)Other deferred tax liabilities includes partnership investments, employee benefit plans, and reverse mortgages.
Based on the Company's history of prior earnings and its expectations of the future, it is anticipated that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $185.8 million at December 31, 2025. The Company reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, the Company considers all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the generation of future profitability, the reversal of deferred tax liabilities, and tax planning strategies.
The Company has $7.3 million of remaining Federal net operating losses (NOLs). Due to Internal Revenue Service (IRS) limitations, $2.7 million are being utilized each year. Accordingly, the Company fully expects to utilize all of these NOLs. The Company has no state NOLs. Finally, the Company has $0.5 million of alternative minimum tax credits that have no expiration date and are fully expected to be utilized.

A reconciliation showing the differences between the Company's effective tax rate and the U.S. Federal statutory tax rate is as follows:

	Year ended December 31,
(Dollars in thousands)	2025		2024		2023
Statutory federal income tax rate	$79,929	21.0%	$72,924	21.0%	$76,707	21.0%
State tax, net of federal tax benefit(1)	17,812	4.7	16,448	4.7	16,195	4.4
Federal tax credits, net of amortization	(3,084)	(0.8)	(4,592)	(1.3)	(1,729)	(0.5)
Nontaxable or nondeductible items (federal)
Surrender of bank-owned life insurance policies	—	—	—	—	4,742	1.3
Other	(1,563)	(0.4)	(2,518)	(0.7)	(204)	—
Other	269	—	1,502	0.4	534	0.1
Effective tax rate	$93,363	24.5%	$83,764	24.1%	$96,245	26.3%
(1)State taxes in Pennsylvania and Delaware made up the majority (greater than 50 percent) of the tax effect in this category.
The amount of income taxes paid (net of refunds received) disaggregated by federal (national) and state taxes is shown below:

	Year ended December 31,
(Dollars in thousands)	2025	2024	2023
Federal tax, net of refunds	$59,427	$60,504	$78,624
State and local tax, net of refunds
Delaware state tax	6,063	6,113	4,217
Pennsylvania state tax	2,996	8,297	10,335
New Jersey state tax	3,100	4,000	2,766
Other state tax	3,576	3,208	3,194
Total state and local tax, net of refunds	$15,735	$21,618	$20,512
Total income tax paid	$75,162	$82,122	$99,136
Based on recent changes in the interest rate environment lowering our yields on our Bank Owned Life Insurance (BOLI) policies and the termination of a stable value protection wrap policy, during 2023, we surrendered $65.5 million of previously acquired BOLI policies. This resulted in a taxable gain of $22.6 million and corresponding income tax charge of $7.1 million.
There were no unrecognized tax benefits as of December 31, 2025. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2022 through 2025 tax years are subject to examination as of December 31, 2025. No federal or state income tax return examinations are currently in process. The Company does not expect to record or realize any material unrecognized tax benefits during 2026.
The amortization of the low-income housing credit investments has been reflected as income tax expense in the amount of $6.7 million for the year ended December 31, 2025, compared to $5.3 million and $3.9 million for the years ended December 31, 2024 and December 31, 2023, respectively.
The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2025 were $6.9 million, $6.7 million and $1.6 million respectively. The carrying value of the investment in affordable housing credits is $115.8 million at December 31, 2025, compared to $94.3 million at December 31, 2024.

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
Upon stockholder approval in 2018, the 2013 Incentive Plan (2013 Plan) was replaced by the 2018 Incentive Plan (2018 Plan). However, outstanding awards under the 2013 Plan remain in effect in accordance with their original terms. The 2018 Plan was amended in 2023 to increase the number of shares of Common Stock available for issuance. The 2018 Plan also includes 261,709 shares from the Bryn Mawr Incentive Plan and the Bryn Mawr Retainer Plan, which were assumed by the Company in connection with the acquisition of Bryn Mawr Bank Corporation. The number of shares reserved for issuance under the 2018 Plan is 6,261,709. The 2018 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. At December 31, 2025, 1,710,180 shares were available for future grants under the 2018 Plan.
During February 2022, the Board and the Leadership and Compensation Committee (the Committee) approved the Executive Leadership Team Incentive Plan (ELTIP), which provides for new cash and equity awards designed to recognize and reward the efforts of the Company's executive leadership team for the Company's achievement of certain key measures of short-term success and the value of such success to the Company's longer-term performance. Awards under the ELTIP include short-term incentive (STI) cash bonus awards and long-term incentive (LTI) awards of RSUs and PSUs that will be issued under the Company's 2018 Incentive Plan. LTI awards under the ELTIP will be awarded to the CEO and and other members of senior management in the form of RSUs that vest in equal annual installments over a three-year service period, and PSUs that vest based on a service condition defined as the achievement of a three-year service period and a performance condition based on the Company's cumulative core ROA performance over a three-year period relative to the KBW Nasdaq Regional Bank Index (the KRX Index) for the same period.
Total stock-based compensation expense recognized was $13.5 million ($10.2 million after tax) for 2025, $12.7 million ($9.6 million after tax) for 2024, and $10.0 million ($7.6 million after tax) for 2023. As part of the expense calculation, the Company has elected to recognize forfeitures as they occur. Stock-based compensation expense related to awards granted to Associates is recorded in Salaries, benefits and other compensation; expense related to awards granted to directors and advisory board members is recorded in Other operating expense in the Company's Consolidated Statements of Income.
Stock Options
Stock options are granted with an exercise price not less than the fair market value of the Company's common stock on the date of the grant. No stock options were granted during 2025, 2024, or 2023.
A summary of option activity as of December 31, 2025, and changes during the year the ended December 31, 2025, is presented below:

	2025
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Stock Options:
Outstanding at beginning of year	170,620	$44.20	2.01	$1,524
Less: Exercised	(19,266)	48.40
Outstanding at end of year	151,354	43.66	1.92	1,210
Nonvested at end of year	—	—	—	—
Exercisable at end of year	151,354	43.66	1.92	1,210
The aggregate intrinsic value of options exercised was $0.1 million in 2025, $0.8 million in 2024, and $0.5 million in 2023.

The following table summarizes the non-vested stock option activity during the year the ended December 31, 2025:

	2025
	Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Stock Options:
Nonvested at beginning of period	14,913	$51.84	$10.44
Less: Vested	(14,913)	51.84	10.44
Nonvested at end of period	—	—	—
There was no unrecognized compensation cost related to non-vested stock options as of December 31, 2025. During 2025, the Company recognized less than $0.1 million of compensation expense related to these awards compared to $0.2 million in 2024 and $0.3 million in 2023.
Restricted Stock Units
RSUs are granted at no cost to the recipient and generally vest over a three year period. Most outstanding awards granted to senior executives vest over no less than a three year period. The 2013 and 2018 Plans allow for awards with vesting periods less than three years, subject to Board approval. The fair value of RSUs is equal to the fair value of the common stock on the date of grant. The expense related to RSUs granted to Associates is recognized in Salaries, benefits and other compensation and granted to directors in Other operating expense on an accrual basis over the requisite service period for the entire award. When restricted stock is awarded to individuals from whom the Company may not receive services in the future, the expense is recognized when the award is granted, instead of amortizing the expense over the vesting period of the award.
The weighted-average fair value of RSUs granted was $53.76 in 2025, $44.93 in 2024, and $47.68 in 2023. The total amount of compensation cost to be recognized relating to nonvested restricted stock units as of December 31, 2025 was $11.5 million. The weighted-average period over which the cost is expected to be recognized is 1.81 years. During 2025, the Company recognized $9.2 million of compensation expense related to these awards compared to $8.2 million in 2024 and $6.3 million in 2023..
The following table summarizes the Company’s RSUs and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2024	389,812	$46.77
Plus: Granted	173,299	53.76
Less: Vested	(195,313)	47.63
Forfeited	(9,411)	48.64
Balance at December 31, 2025	358,387	49.68
The total fair value of RSUs that vested was $9.6 million in 2025, $7.0 million in 2024, and $5.1 million in 2023.
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

The weighted-average fair value of PSUs granted was $53.07 in 2025, $42.39 in 2024, and $49.69 in 2023. The total amount of compensation cost to be recognized relating to nonvested performance stock units (based on current performance estimates) was $12.7 million as of December 31, 2025. The weighted-average period over which the cost is expected to be recognized is 1.92 years. During 2025, the Company recognized $3.5 million of compensation expense related to these awards compared to $3.4 million in 2024 and $1.6 million in 2023. The following table summarizes the Company’s PSUs and changes during the year:

	Units (in whole)	Weighted Average Grant-Date Fair Value per Unit
Balance at December 31, 2024	287,550	$46.78
Plus: Granted	55,813	53.07
Less: Vested	(59,264)	49.76
Forfeited	(16,417)	49.76
Balance at December 31, 2025	267,682	48.37
Integration Performance RSU Plan: In February 2019, the Board approved the Integration Performance RSU Plan (“the Integration Plan”), in which certain senior executives were granted awards based on the achievement of three defined goals measuring the success of the integration of Beneficial and execution of the Company's strategic goals over the five-year period ending 2023. The Plan provided for a three-year performance achievement period beginning in 2021 and ending in 2023. In February 2022, the Integration Plan was terminated. In connection with the termination of the Integration Plan, the portion of the related Integration Performance-Based RSU Awards (the Integration Awards) attributable to core ROA was terminated, the Gallup Q12 performance goal was met, and the Committee exercised its discretion under the Integration Plan to deem the Gallup CE3 performance goal met. Thus, 20% of the restricted stock units subject to the Integration Awards will performance vest and become subject to service-based vesting conditions. During 2025, the Company recognized less than $0.1 million of compensation expense related to these awards compared to $0.1 million in 2024 and 2023. During 2025, the RSU's previously issued under the Integration Plan fully vested.
Awards from the Integration Plan were issued under the Company’s 2018 Incentive Plan.

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
The following represents a summary of off-balance sheet financial instruments at year-end:

	December 31,
(Dollars in thousands)	2025	2024
Financial instruments with contract amounts which represent potential credit risk:
Commercial and industrial loan commitments	$1,896,249	$1,841,169
Owner-occupied commercial loan commitments	47,775	54,162
Commercial mortgages loan commitments	113,420	132,276
Construction loan commitments	731,235	626,847
Commercial standby letters of credit	93,793	101,448
Residential loan commitments(1)	9,162	12,751
Consumer loan commitments(2)	1,604,431	1,476,847
Total	$4,496,065	$4,245,500
(1)Not reflected in the table above are commitments to sell residential loans of $29.7 million and $18.2 million at December 31, 2025 and 2024, respectively.
(2)Consumer loan commitments of $1.1 billion and $1.0 billion were secured by real estate at December 31, 2025 and 2024, respectively..
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
Secondary Market Loan Sales
The Company sells certain newly originated residential loans in the secondary market to mortgage loan aggregators and on a more limited basis, to GSEs, such as FHLMC, FNMA, and the FHLB. Loans held for sale are reflected on the Consolidated Statements of Financial Condition at their fair value with changes in the value reflected in the Consolidated Statements of Income. Gains and losses are recognized at the time of sale. The Company periodically retains the servicing rights on residential loans sold which results in monthly service fee income. The mortgage servicing rights are included in Intangible assets in the Consolidated Statements of Financial Condition. Otherwise, the Company sells loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that the Company intends to sell in the secondary market are accounted for as derivatives under ASC 815, Derivatives and Hedging (ASC 815).
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential loan sales. These provisions may include either an indemnification from loss or the repurchase of loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were three repurchases for $0.8 million during the year ended December 31, 2025 and three repurchases for $0.7 million during the same period in 2024.

Unfunded Lending Commitments
At December 31, 2025 and December 31, 2024, the allowance for credit losses of unfunded lending commitments was $12.3 million and $12.5 million, respectively. A provision release for unfunded lending commitments of $0.2 million was recognized during the year ended December 31, 2025, compared to provision expenses for unfunded lending commitments of $0.4 million and $0.2 million during years ended December 31, 2024 and December 31, 2023, respectively.

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
The following tables present financial instruments carried at fair value as of December 31, 2025 and December 31, 2024 by level in the valuation hierarchy (as described above):

	December 31, 2025
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$405,146	$—	$405,146
FNMA MBS	—	2,785,407	—	2,785,407
FHLMC MBS	—	116,505	—	116,505
GNMA MBS	—	47,383	—	47,383
GSE agency notes	—	187,805	—	187,805
Other assets	—	145,425	80	145,505
Total assets measured at fair value on a recurring basis	$—	$3,687,671	$80	$3,687,751
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$120,432	$5,429	$125,861
Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$11,090	$11,090
Other real estate owned	—	—	200	200
Loans held for sale	—	61,573	—	61,573
Total assets measured at fair value on a nonrecurring basis	$—	$61,573	$11,290	$72,863

	December 31, 2024
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$430,942	$—	$430,942
FNMA MBS	—	2,755,579	—	2,755,579
FHLMC MBS	—	105,514	—	105,514
GNMA MBS	—	40,676	—	40,676
GSE agency notes	—	177,937	—	177,937
Other assets	—	170,464	25	170,489
Total assets measured at fair value on a recurring basis	$—	$3,681,112	$25	$3,681,137
Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$155,242	$5,270	$160,512
Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$15,516	$15,516
Other real estate owned	—	—	5,204	5,204
Loans held for sale	—	49,699	—	49,699
Total assets measured at fair value on a nonrecurring basis	$—	$49,699	$20,720	$70,419
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $4.1 million and $5.5 million at December 31, 2025 and December 31, 2024, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following table provides a description of the valuation techniques and significant unobservable inputs for the Company's financial instruments classified as Level 3 as of December 31, 2025 and December 31, 2024:

(Dollars in thousands)	December 31, 2025
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$11,090	Observed market comparable transactions	Period of observed transactions	December 2025
Other real estate owned	200	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	80	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (281 bps) LGD: 2%
Other liabilities (Risk participation agreements sold)	122	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 160 - 350 bps (202 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	5,307	Discounted cash flow	Timing of Visa litigation resolution	1.50 years or 2Q 2027

(Dollars in thousands)	December 31, 2024
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$15,516	Observed market comparable transactions	Period of observed transactions	December 2023
Other real estate owned	5,204	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	25	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (192 bps) LGD: –% - 30% (30%)
Other liabilities (Risk participation agreements sold)	90	Credit Value Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 1 - 250 bps (207 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	5,180	Discounted cash flow	Timing of Visa litigation resolution	2.50 years or 2Q 2027

The book value and estimated fair value of the Company's financial instruments are as follows:

		December 31,
	Fair Value Measurement	2025		2024
(Dollars in thousands)		Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	Level 1	$1,699,154	$1,699,154	$1,154,818	$1,154,818
Investment securities, available for sale	Level 2	3,542,246	3,542,246	3,510,648	3,510,648
Investment securities, held to maturity, net	Level 2	968,331	879,066	1,015,161	895,511
Other investments	Level 3	13,441	13,441	18,184	18,184
Loans, held for sale	Level 2	61,573	61,573	49,699	49,699
Loans and leases, net(1)	Level 3	13,082,027	13,171,197	12,996,218	13,100,492
Stock in FHLB of Pittsburgh	Level 2	10,194	10,194	11,805	11,805
Accrued interest receivable	Level 2	80,285	80,285	84,671	84,671
Other assets	Levels 2, 3	145,505	145,505	170,489	170,489
Financial liabilities:
Deposits	Level 2	$17,642,488	$17,631,304	$17,029,808	$17,016,839
Borrowed funds	Level 2	302,682	288,470	383,607	379,154
Standby letters of credit	Level 3	766	766	776	776
Accrued interest payable	Level 2	19,646	19,646	38,173	38,173
Other liabilities	Levels 2, 3	125,861	125,861	160,512	160,512
(1)Includes reverse mortgage loans.
At December 31, 2025 and December 31, 2024 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the Consolidated Statements of Financial Condition as of December 31, 2025.

		Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate products	25	$2,200,000	Other assets	$24,209
Total		$2,200,000		$24,209
Derivatives not designated as hedging instruments:
Interest rate products		$3,316,973	Other assets	$119,699
Interest rate products		3,298,973	Other liabilities	(119,706)
Interest rate lock commitments with clients		54,789	Other assets	824
Interest rate lock commitments with clients		448	Other liabilities	(1)
Forward sale commitments		3,225	Other assets	5
Forward sale commitments		56,179	Other liabilities	(118)
FX forwards		22,120	Other assets	688
FX forwards		22,490	Other liabilities	(607)
Risk participation agreements sold		115,059	Other liabilities	(122)
Risk participation agreements purchased		219,617	Other assets	80
Financial derivative related to sales of certain Visa Class B shares		53,088	Other liabilities	(5,307)
Total derivatives		$9,362,961		$19,644

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
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023.

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Dollars in thousands)	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2023
Interest Rate Products	$4,507	$(8,894)	$1,596	Interest income
Total	$4,507	$(8,894)	$1,596

	Amount of Gain (Loss) Recognized in Income			Location of Gain (Loss) Recognized in Income
(Dollars in thousands)	Year Ended December 31,
Derivatives Not Designated as a Hedging Instrument	2025	2024	2023
Interest rate products	$8,455	$9,412	$10,294	Other income
Interest rate lock commitments with clients	248	(34)	274	Mortgage banking activities, net
Forward sale commitments	(1,346)	175	65	Mortgage banking activities, net
FX forwards	167	524	130	Other income
Risk participation agreements	(1,372)	(63)	(5)	Other income
Total	$6,152	$10,014	$10,758

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
As of December 31, 2025, the Company had 25 interest rate floors purchased at an aggregate premium of $44.6 million with an aggregate notional amount of $2.2 billion to hedge variable cash flows associated with a variable rate loan pool through the second quarter of 2030. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of December 31, 2025, the Company determined the cash flow hedges remain highly effective. During the year ended December 31, 2025, $10.9 million of amortization expense on the premium was reclassified into interest income compared to $4.6 million during the year ended December 31, 2024. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
Derivatives not designated as hedging instruments:
Client Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps with commercial loan clients wishing to manage interest rate risk. The Company then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the clients and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of December 31, 2025, there were no fair value adjustments related to credit quality.
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
Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with clients to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Company then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the client agreements. The FX forwards with both the clients and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of December 31, 2025, there were no fair value adjustments related to credit quality.

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
At December 31, 2025 and December 31, 2024, there were 123 and 154 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's Clients, respectively. The initial notional aggregate amount was approximately $0.5 billion and $0.6 billion at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025, the swap transactions remaining maturities ranged from under 1 year to 10 years. At December 31, 2025, one of these client swaps was in a paying position to third parties for less than $1.0 thousand, with our swap guarantees having a fair value of $4.1 million. At December 31, 2024, none of these client swaps were in a paying position to third parties, with the Company's swap guarantees having a fair value of $5.5 million. For both periods, none of the Company's Clients were in default of the swap agreements.
Credit-risk-related Contingent Features
The Company has agreements with certain derivative counterparties that contain a provision under which, if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain derivative counterparties that contain a provision where if it fails to maintain its status as a well-capitalized or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. If the Company had breached any of these provisions at December 31, 2025, it could have been required to settle its obligations under the agreements at the termination value.
The Company had $4.4 million of derivatives with credit-risk-related contingent features in a net liability position as of December 31, 2025 and none at December 31, 2024. The Company was required to post collateral on these derivatives of $5.0 million as of December 31, 2025 compared to none as of December 31, 2024.
Other Derivative Posted Collateral
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $6.5 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements.
20. RELATED PARTY TRANSACTIONS
In the ordinary course of business, from time to time the Company enters into transactions with related parties, including, but not limited to, its officers and directors. They do not, in the opinion of management, involve greater than normal credit risk or include other features unfavorable to the Company. Any related party loans exceeding $0.5 million require review and approval by the Board. There were no extensions of credit to related parties exceeding $0.5 million originated during the year ended December 31, 2025 and 2024.
During 2025, there were no new loans and credit line advances to related parties and repayments were $0.1 million. The outstanding balances of loans to related parties at December 31, 2025 and 2024 were $0.3 million and $0.4 million, respectively. Total deposits from related parties at December 31, 2025 and 2024 were $6.1 million and $6.4 million.

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
The Wealth and Trust segment (previously referred to as the Wealth Management segment) provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate, and institutional clients. Bryn Mawr Trust® is our predominant Private Wealth Management brand, providing advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. Private Wealth Management, which includes Private Banking, serves high-net-worth clients and institutions by providing trustee and advisory services, financial planning, customized investment strategies, brokerage products such as annuities and customized banking services including credit and deposit products tailored to its clientele. Private Wealth Management includes businesses that operate under the bank’s charter and as a registered investment advisor (RIA). It generates revenue through fee-only arrangements, net interest income and other fee-only services such as estate administration, trust tax planning and custody.
The Bryn Mawr Trust Company of Delaware provides personal trust and fiduciary services to families and individuals across the U.S. and internationally. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate clients and special purpose vehicles.

The following tables show segment results for the years ended December 31, 2025, 2024, and 2023, and represent amounts included in management's reports that are regularly provided to the Company's CODM: Rodger Levenson, Chairman, President and Chief Executive Officer. The CODM evaluates performance based on pretax net income relative to resources used, and allocates resources based on these results.

	Year Ended December 31, 2025
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Income
External client revenues:
Interest income	$994,072	$—	$25,616	$1,019,688
Interest expense	262,177	—	31,424	293,601
Net interest income	731,895	—	(5,808)	726,087
Noninterest income	71,121	97,359	171,418	339,898
Total external client revenues	803,016	97,359	165,610	1,065,985
Inter-segment revenues:
Interest income	30,769	1,826	115,557	148,152
Interest expense	117,383	15,534	15,235	148,152
Net interest income	(86,614)	(13,708)	100,322	—
Noninterest income	36,863	1,726	1,466	40,055
Total inter-segment revenues	(49,751)	(11,982)	101,788	40,055
Total revenue	753,265	85,377	267,398	1,106,040
External client expenses:
Provision for credit losses	42,856	87	6,263	49,206
Noninterest expenses:
Salaries, benefits and other compensation	280,180	10,042	66,609	356,831
Occupancy expense	34,761	—	799	35,560
Equipment expense	42,440	—	10,500	52,940
Professional fees	14,516	—	6,755	21,271
Other segment items(1)	99,256	58,944	11,365	169,565
Total external client expenses	514,009	69,073	102,291	685,373
Inter-segment expenses
Noninterest expenses	3,192	6,476	30,387	40,055
Total inter-segment expenses	3,192	6,476	30,387	40,055
Total expenses	517,201	75,549	132,678	725,428
Income before taxes	$236,064	$9,828	$134,720	$380,612
Income tax provision				93,363
Consolidated net income				$287,249
Net loss attributable to noncontrolling interest				(100)
Net income attributable to WSFS				$287,349
Supplemental Information
Capital expenditures for the period ended	$5,771	$197	$420	$6,388
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

	Year Ended December 31, 2023
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Income
External client revenues:
Interest income	$955,050	$—	$21,472	$976,522
Interest expense	221,713	—	29,706	251,419
Net interest income	733,337	—	(8,234)	725,103
Noninterest income	74,951	82,468	132,452	289,871
Total external client revenues	808,288	82,468	124,218	1,014,974
Inter-segment revenues:
Interest income	28,202	1,384	98,895	128,481
Interest expense	100,279	16,348	11,854	128,481
Net interest income	(72,077)	(14,964)	87,041	—
Noninterest income	29,199	1,930	568	31,697
Total inter-segment revenues	(42,878)	(13,034)	87,609	31,697
Total revenue	765,410	69,434	211,827	1,046,671
External client expenses:
Provision for credit losses	87,529	—	542	88,071
Noninterest expenses:
Salaries, benefits and other compensation	229,740	9,395	50,058	289,193
Occupancy expense	40,694	296	1,194	42,184
Equipment expense	35,657	—	6,585	42,242
Professional fees	11,418	—	7,636	19,054
Other segment items(1)	108,194	49,794	10,972	168,960
Total external client expenses	513,232	59,485	76,987	649,704
Inter-segment expenses
Noninterest expenses	2,498	5,714	23,485	31,697
Total inter-segment expenses	2,498	5,714	23,485	31,697
Total expenses	515,730	65,199	100,472	681,401
Income before taxes	$249,680	$4,235	$111,355	$365,270
Income tax provision				96,245
Consolidated net income				$269,025
Net income attributable to noncontrolling interest				(131)
Net income attributable to WSFS				$269,156
Supplemental Information
Capital expenditures for the period ended	$6,335	$—	$71	$6,406
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
The following table shows significant components of segment net assets as of December 31, 2025 and 2024:

	December 31,
	2025				2024
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Cash and cash equivalents	$1,296,675	$355,854	$46,625	$1,699,154	$686,735	$424,907	$43,176	$1,154,818
Goodwill	753,586	—	131,638	885,224	753,586	—	132,312	885,898
Other segment assets	18,214,198	7,827	507,673	18,729,698	18,292,205	12,536	468,846	18,773,587
Total segment assets	$20,264,459	$363,681	$685,936	$21,314,076	$19,732,526	$437,443	$644,334	$20,814,303

22. PARENT COMPANY FINANCIAL INFORMATION
Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Income:
Dividends from subsidiaries	$332,000	$218,762	$97,786
Interest income	1,466	1,252	817
Realized gain on sale of equity investment	247	2,105	9,493
Unrealized gains on equity investments, net	—	—	2,489
Other noninterest income	282	301	281
	333,995	222,420	110,866
Expense:
Interest expense	11,872	16,661	16,610
Other operating expense	10,169	7,651	6,965
	22,041	24,312	23,575
Income before equity in undistributed income of subsidiaries	311,954	198,108	87,291
Equity in undistributed (loss) income of subsidiaries	(27,399)	64,429	182,396
Income before taxes	284,555	262,537	269,687
Income tax (benefit) expense	(2,794)	(1,134)	531
Net income attributable to WSFS	$287,349	$263,671	$269,156

Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2025	2024
Assets:
Cash and cash equivalents	$254,496	$275,431
Investment in subsidiaries	2,773,999	2,620,282
Investment in Trusts(1)	2,785	2,785
Other assets	2,528	3,943
Total assets	$3,033,808	$2,902,441
Liabilities:
Trust preferred borrowings	$91,047	$90,834
Senior and subordinated debt	196,891	218,631
Accrued interest payable	1,008	822
Other liabilities	6,317	2,402
Total liabilities	295,263	312,689
Stockholders’ equity:
Common stock	765	763
Capital in excess of par value	2,005,747	1,996,191
Accumulated other comprehensive loss	(445,547)	(624,877)
Retained earnings	2,121,706	1,871,523
Treasury stock	(944,126)	(653,848)
Total stockholders’ equity of WSFS	2,738,545	2,589,752
Total liabilities and stockholders’ equity of WSFS	$3,033,808	$2,902,441
(1)Includes WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II.

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Operating activities:
Net income attributable to WSFS	$287,349	$263,671	$269,156
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	27,399	(64,429)	(182,396)
Realized gain on sale of equity investments	(247)	(2,105)	(9,493)
Unrealized gains on equity investments	—	—	(2,489)
Decrease in other assets	12,669	15,932	31,254
Increase (decrease) in other liabilities	5,700	(747)	3,488
Net cash provided by operating activities	$332,870	$212,322	$109,520
Investing activities:
Payments for investment in and advances to subsidiaries	—	(2,511)	—
Net cash used for investing activities	$—	$(2,511)	$—
Financing activities:
Issuance of common stock and exercise of common stock options	$(3,235)	$466	$3,298
Redemption of senior and subordinated debt	(220,000)	—	(30,000)
Receipts from issuance of senior debt	200,000	—	—
Senior debt issuance costs	(3,126)	—	—
Purchase of treasury stock	(290,278)	(96,311)	(54,647)
Dividends paid	(37,166)	(35,805)	(36,742)
Net cash used for financing activities	$(353,805)	$(131,650)	$(118,091)
(Decrease) increase in cash and cash equivalents	$(20,935)	$78,161	$(8,571)
Cash and cash equivalents at beginning of period	275,431	197,270	205,841
Cash and cash equivalents at end of period	$254,496	$275,431	$197,270

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
Changes to accumulated other comprehensive loss by component are shown net of taxes in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available for sale	Net change in investment securities held to maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges(1)	Net change in equity method investments	Total
Balance, December 31, 2022	$(563,533)	$(108,503)	$(4,482)	$108	$566	$(675,844)
Other comprehensive income (loss) before reclassifications	63,601	—	132	1,596	(85)	65,244
Less: Amounts reclassified from accumulated other comprehensive income (loss)	—	16,980	(264)	(107)	—	16,609
Net current-period other comprehensive income (loss)	63,601	16,980	(132)	1,489	(85)	81,853
Balance, December 31, 2023	$(499,932)	$(91,523)	$(4,614)	$1,597	481	$(593,991)
Other comprehensive (loss) income before reclassifications	(37,857)	—	991	(8,894)	(52)	(45,812)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	—	15,118	(192)	—	—	14,926
Net current-period other comprehensive (loss) income	(37,857)	15,118	799	(8,894)	(52)	(30,886)
Balance, December 31, 2024	$(537,789)	$(76,405)	$(3,815)	$(7,297)	$429	$(624,877)
Other comprehensive income (loss) before reclassifications	161,244	—	1,569	4,507	(708)	166,612
Less: Amounts reclassified from accumulated other comprehensive income (loss)	—	12,996	(278)	—	—	12,718
Net current-period other comprehensive income (loss)	161,244	12,996	1,291	4,507	(708)	179,330
Balance, December 31, 2025	$(376,545)	$(63,409)	$(2,524)	$(2,790)	$(279)	$(445,547)
(1)Includes amortization of net gain for cash flow hedges terminated as of April 1, 2020.

Components of other comprehensive income (loss) that impact the Consolidated Statements of Income are presented in the table below.

	Twelve Months Ended December 31,			Affected line item in Consolidated Statements of Income
(Dollars in thousands)	2025	2024	2023
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	$17,099	$19,892	$22,343	Net interest income
Income taxes	(4,103)	(4,774)	(5,363)	Income tax provision
Net of tax	$12,996	$15,118	$16,980
Amortization of defined benefit pension plan-related items:
Prior service credits	$(76)	$(76)	$(76)
Actuarial gains	(290)	(176)	(271)
Total before tax	$(366)	$(252)	$(347)	Salaries, benefits and other compensation
Income taxes	88	60	83	Income tax provision
Net of tax	$(278)	$(192)	$(264)
Net unrealized gains on terminated cash flow hedges:
Amortization of net unrealized gains to income during the period	$—	$—	$(141)	Interest and fees on loans and leases
Income taxes	—	—	34	Income tax provision
Net of tax	$—	$—	$(107)
Total reclassifications	$12,718	$14,926	$16,609

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
On October 3, 2022, Mary Elizabeth Gibbons filed a petition against WSFS Bank, in its individual capacity, in the Circuit Court of St. Louis County for the State of Missouri asserting claims and seeking damages related to an alleged injury that occurred on a property that was allegedly held by the Bank as owner trustee of a Residential Mortgage-Backed Securities (RMBS) trust. The Plaintiff sought in excess of $25.0 thousand in damages and other equitable relief. On June 6, 2023, the court entered a default judgment against the Bank in the amount of $15.0 million, plus post-judgment interest. On January 3, 2025, the Bank received notice that the plaintiff seeks to domesticate and execute on the Missouri judgment by filing an action in the Philadelphia Court of Common Pleas. Based on the inherent uncertainty of this matter, it is reasonably possible that the Bank may incur a loss in the range of $0.0-$15.0 million. The Bank, in accordance with its normal procedures, notified its insurance carriers of a possible claim. The Bank disputes the judgment, the Bank's connection to the property, and denies liability.
On November 16, 2022, Prophet Mortgage Opportunities, LP (Prophet) filed a a complaint against WSFS Bank and the RBSHD 2013-1 Trust in the United States District Court for the Southern District of New York alleging that the Bank, in its capacity as owner trustee and indenture trustee in a RMBS trust, was responsible for certain actions directed by the trust’s majority certificate holder, which allegedly diminished the value of the notes and depleted the value of the trust’s assets. On May 7, 2025, the Bank entered into a settlement agreement with Prophet to resolve the complaint. As previously disclosed, Prophet sought damages of not less than $40.0 million. Under the settlement agreement, the Bank incurred a loss of $1.5 million to fully settle the claims. The Bank recognized losses of $0.5 million for the year ended December 31, 2025 and $1.0 million for the year ended December 31, 2024.
There were no material changes or additions to other significant pending legal or other proceedings involving the Company other than those arising out of routine operations.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2025, the Corporation’s internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s Consolidated Financial Statements as of and for the year ended December 31, 2025 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025, as stated in their reports, which are included herein.

/s/ Rodger Levenson	/s/ David Burg
Rodger Levenson	David Burg
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 27, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
WSFS Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited WSFS Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 27, 2026

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Information required by this Item is incorporated herein by reference from the discussion responsive thereto under the headings “Corporate Governance—Biographies of Director Nominees,” “Corporate Governance—Other Continuing Directors,” “Executive Compensation—Executive Leadership Team,” “Security Ownership of Certain Beneficial Owners and Management,” "Executive Compensation—Executive Compensation Policies," “Corporate Governance-Committees” and "Board Structure and Roles" in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the Proxy Statement).
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

1
The Consolidated Statements of Financial Condition of WSFS Financial Corporation and subsidiaries as of December 31, 2025 and 2024, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2025, together with the related notes and the report of KPMG LLP, independent registered public accounting firm.

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

4.4
Fourth Supplemental Indenture to the Senior Debt Indenture, dated December 11, 2025, between WSFS Financial Corporation and U.S. Bank Trust Company, National Association, as trustee is incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on December 11, 2025.

4.5	Form of 5.375% Fixed-to-Floating Rate Senior Unsecured Note due 2035 is incorporated herein by reference to Exhibit A of Exhibit 4.2 to the Registrant’s Form 8-K filed on December 11, 2025.
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

4.12
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

4.14
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

10.6	Supplemental Pension and Retirement Plan of Beneficial Bank, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.
10.7	Beneficial Bank Stock-Based Deferral Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.
10.8
Amended and Restated Beneficial Bank Elective Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.

19
WSFS Financial Corporation Insider Trading Policy, Adopted April 27, 2023, incorporated herein by reference to Exhibit 19 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2025.

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

101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.INS	XBRL Instance Document **
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026 is formatted in Inline XBRL.
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

WSFS FINANCIAL CORPORATION

Date:	February 27, 2026	BY:	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2026	BY:	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Date:	February 27, 2026	BY:	/s/ Anat Bird
Anat Bird
Director

Date:	February 27, 2026	BY:	/s/ Francis B. Brake
Francis B. Brake
Director

Date:	February 27, 2026	BY:	/s/ Karen Dougherty Buchholz
Karen Dougherty Buchholz
Director

Date:	February 27, 2026	BY:	/s/ Jennifer W. Davis
Jennifer W. Davis
Director

Date:	February 27, 2026	BY:	/s/ Michael J. Donahue
Michael J. Donahue
Director

Date:	February 27, 2026	BY:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont
Director

Date:	February 27, 2026	BY:	/s/ Nancy J. Foster
Nancy J. Foster
Director

Date:	February 27, 2026	BY:	/s/ Christopher T. Gheysens
Christopher T. Gheysens
Director

Date:	February 27, 2026	BY:	/s/ Michelle Hong
Michelle Hong
Director

Date:	February 27, 2026	BY:	/s/ Lynn B. McKee
Lynn B. McKee
Director

Date:	February 27, 2026	BY:	/s/ David G. Turner
David G. Turner
Director

Date:	February 27, 2026	BY:	/s/ David Burg
David Burg
Executive Vice President and Chief Financial Officer

Date:	February 27, 2026	BY:	/s/ Charles K. Mosher
Charles K. Mosher
Senior Vice President and Chief Accounting Officer