Form 10-Q
period 2026-03-31
WSFS FINANCIAL CORP
filed 2026-05-04
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 52,044,046 shares as of April 30, 2026.

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
•any compounding effects or unexpected interactions of the risks discussed above; and
•other risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors” and in other documents filed by the Company with the Securities and Exchange Commission (SEC) from time to time.

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

The following are registered trademarks of the Company: Bryn Mawr Trust®, Cash Connect®, NewLane Finance®, WSFS Wealth® Management, WSFS Institutional Services®, and WSFS Mortgage®. Any other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share and share data)	2026	2025
Interest income:
Interest and fees on loans and leases	$205,243	$216,752
Interest on mortgage-backed securities	25,242	24,745
Interest and dividends on investment securities:
Taxable	699	699
Tax-exempt	1,472	1,487
Other interest income	16,553	7,195
	249,209	250,878
Interest expense:
Interest on deposits	59,497	71,104
Interest on Federal Home Loan Bank advances	439	938
Interest on senior debt	2,766	2,074
Interest on trust preferred borrowings	1,355	1,523
Interest on other borrowings	16	23
	64,073	75,662
Net interest income	185,136	175,216
(Release of) provision for credit losses	(1,998)	17,350
Net interest income after (release of) provision for credit losses	187,134	157,866
Noninterest income:
Credit/debit card and ATM income	15,066	18,743
Investment management and fiduciary income	49,127	39,281
Deposit service charges	6,877	6,753
Mortgage banking activities, net	2,361	1,800
Loan and lease fee income	2,002	1,465
Other income	14,682	12,855
	90,115	80,897
Noninterest expense:
Salaries, benefits and other compensation	91,887	82,477
Occupancy expense	10,139	9,893
Equipment expense	13,272	12,728
Data processing and operations expenses	5,011	4,695
Professional fees	4,118	4,698
Marketing expense	2,135	1,695
FDIC expenses	2,634	2,578
Loan workout and other credit costs	2,174	240
Corporate development expense	57	59
Restructuring expense	2,796	260
Other operating expense	28,542	32,472
	162,765	151,795
Income before taxes	114,484	86,968
Income tax provision	27,639	21,101
Net income	$86,845	$65,867
Less: Net income (loss) attributable to noncontrolling interest	18	(29)
Net income attributable to WSFS	$86,827	$65,896
Earnings per share:
Basic	$1.64	$1.13
Diluted	$1.64	$1.12
Weighted average shares of common stock outstanding:
Basic	52,845,595	58,451,947
Diluted	53,031,912	58,713,452

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income	$86,845	$65,867
Less: Net income (loss) attributable to noncontrolling interest	18	(29)
Net income attributable to WSFS	86,827	65,896
Other comprehensive income (loss):
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(2,755) and $22,117, respectively	(8,725)	70,037
Net change in securities held-to-maturity
Amortization of net unrealized losses on available-for-sale securities reclassified to held-to-maturity, net of tax expense of $905 and $1,007, respectively	2,867	3,188
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain and prior service cost, net of tax benefit of $182 and $19, respectively	(575)	(61)
Net change in cash flow hedge
Net unrealized (loss) gain arising during the period, net of tax (benefit) expense of $(661) and $908, respectively	(2,092)	2,875
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax benefit of $5 and $201, respectively	(15)	(636)
Total other comprehensive (loss) income	(8,540)	75,403
Total comprehensive income	$78,287	$141,299
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	March 31, 2026	December 31, 2025
Assets:
Cash and due from banks	$2,067,824	$1,326,339
Cash in non-owned ATMs	397,877	363,926
Interest-bearing deposits in other banks including collateral (restricted cash) of $3,540 at March 31, 2026 and $6,530 at December 31, 2025	5,879	8,889
Total cash, cash equivalents, and restricted cash	2,471,580	1,699,154
Investment securities, available-for-sale (amortized cost of $4,088,827 at March 31, 2026 and $4,037,700 at December 31, 2025)	3,581,894	3,542,246
Investment securities, held-to-maturity, net of allowance for credit losses of $5 at March 31, 2026 and December 31, 2025 (fair value $863,395 at March 31, 2026 and $879,066 at December 31, 2025)	958,219	968,331
Other investments	13,129	13,441
Loans, held for sale at fair value	72,968	61,573
Loans and leases, net of allowance for credit losses of $180,011 at March 31, 2026 and $179,647 at December 31, 2025	13,080,847	13,082,027
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	24,283	10,194
Other real estate owned	12,717	200
Accrued interest receivable	79,042	80,285
Premises and equipment	76,560	80,320
Goodwill and intangible assets	966,388	969,903
Other assets, net of allowance for credit losses of $2,860 at March 31, 2026 and $2,848 at December 31, 2025	769,288	806,402
Total assets	$22,106,915	$21,314,076
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$6,371,522	$5,576,598
Interest-bearing	12,096,966	12,065,890
Total deposits	18,468,488	17,642,488
Trust preferred borrowings	91,079	91,047
Senior debt	196,970	196,891
Other borrowed funds	22,306	14,744
Accrued interest payable	20,335	19,646
Other liabilities	593,696	621,185
Total liabilities	19,392,874	18,586,001
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 76,515,913 at March 31, 2026 and 76,456,499 at December 31, 2025	765	765
Capital in excess of par value	2,008,190	2,005,747
Accumulated other comprehensive loss	(454,087)	(445,547)
Retained earnings	2,199,504	2,121,706
Treasury stock at cost, 24,366,609 shares at March 31, 2026 and 23,046,983 shares at December 31, 2025	(1,029,879)	(944,126)
Total stockholders’ equity of WSFS	2,724,493	2,738,545
Noncontrolling interest	(10,452)	(10,470)
Total stockholders' equity	2,714,041	2,728,075
Total liabilities and stockholders' equity	$22,106,915	$21,314,076

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2026
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2025	76,456,499	$765	$2,005,747	$(445,547)	$2,121,706	$(944,126)	$2,738,545	$(10,470)	$2,728,075
Net income	—	—	—	—	86,827	—	86,827	18	86,845
Other comprehensive loss	—	—	—	(8,540)	—	—	(8,540)	—	(8,540)
Cash dividend, $0.17 per share	—	—	—	—	(9,029)	—	(9,029)	—	(9,029)
Issuance of common stock including proceeds from exercise of common stock options (1)	59,414	—	(1,087)	—	—	—	(1,087)	—	(1,087)
Stock-based compensation expense	—	—	3,530	—	—	—	3,530	—	3,530
Repurchases of common stock (2)	—	—	—	—	—	(85,753)	(85,753)	—	(85,753)
Balance, March 31, 2026	76,515,913	$765	$2,008,190	$(454,087)	$2,199,504	$(1,029,879)	$2,724,493	$(10,452)	$2,714,041
(1)Issuance of common stock includes 29,077 shares withheld to cover tax liabilities.
(2)Repurchases of common stock include 1,319,626 shares repurchased in connection with the Company's share repurchase plan approved by the Board of Directors.

	Three Months Ended March 31, 2025
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2024	76,264,211	$763	$1,996,191	$(624,877)	$1,871,523	$(653,848)	$2,589,752	$(10,376)	$2,579,376
Net income (loss)	—	—	—	—	65,896	—	65,896	(29)	65,867
Other comprehensive income	—	—	—	75,403	—	—	75,403	—	75,403
Cash dividend, $0.15 per share	—	—	—	—	(8,788)	—	(8,788)	—	(8,788)
Issuance of common stock including proceeds from exercise of common stock options (1)	63,340	—	640	—	—	—	640	—	640
Stock-based compensation expense	—	—	2,999	—	—	—	2,999	—	2,999
Repurchases of common stock (2)	—	—	—	—	—	(54,288)	(54,288)	—	(54,288)
Balance, March 31, 2025	76,327,551	$763	$1,999,830	$(549,474)	$1,928,631	$(708,136)	$2,671,614	$(10,405)	$2,661,209
(1)Issuance of common stock includes 31,492 shares withheld to cover tax liabilities.
(2)Repurchases of common stock include 1,027,214 shares repurchased in connection with the Company's share repurchase plan approved by the Board of Directors.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025

Operating activities:
Net income	$86,845	$65,867
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(1,998)	17,350
Depreciation of premises and equipment, net	4,645	3,222
Accretion of fees and discounts, net	(5,793)	(6,604)
Amortization of intangible assets	3,665	3,896
Amortization of right-of-use lease assets	2,375	2,479
Decrease in operating lease liability	(2,797)	(2,551)
Income from mortgage banking activities, net	(2,361)	(1,800)
Loss on sale of other real estate owned and valuation adjustments, net	11	—
Stock-based compensation expense	3,530	2,999
Deferred income tax benefit	11,446	10,715
Decrease in accrued interest receivable	1,243	4,253
Decrease in other assets	26,725	56,272
Origination of loans held for sale	(111,429)	(93,339)
Proceeds from sales of loans held for sale	94,923	74,687
(Increase) decrease in value of bank owned life insurance	(481)	221
Increase in capitalized interest, net	(139)	(487)
Increase (decrease) in accrued interest payable	689	(2,226)
Decrease in other liabilities	(24,726)	(126,208)
Net cash provided by operating activities	$86,373	$8,746
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	13,457	12,502
Purchases of investment securities available-for-sale	(154,253)	(36,065)
Repayments, maturities and calls of investment securities available-for-sale	102,589	90,006
Net decrease in loans	1,356	77,615
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(188,000)	(117,999)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	173,911	108,918
Sales of other real estate owned	189	—
Investment in premises and equipment	(885)	(2,431)
Net cash (used in) provided by investing activities	$(51,636)	$132,546

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Financing activities:
Net increase (decrease) in demand and saving deposits	$921,408	$(115,520)
Decrease in time deposits	(87,850)	(30,860)
Receipts from FHLB advances	4,000,000	2,950,000
Repayments of FHLB advances	(4,000,000)	(2,950,000)
Cash dividend	(9,029)	(8,788)
Issuance of common stock including proceeds from exercise of common stock options	(1,087)	640
Redemption of subordinated debt	—	(70,000)
Repurchases of common stock	(85,753)	(54,288)
Net cash provided by (used in) financing activities	$737,689	$(278,816)
Increase (decrease) in cash, cash equivalents, and restricted cash	772,426	(137,524)
Cash, cash equivalents, and restricted cash at beginning of period	1,699,154	1,154,818
Cash, cash equivalents, and restricted cash at end of period	$2,471,580	$1,017,294
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$63,385	$77,887
Income taxes(1)	2,444	14,135
Non-cash information:
Loans transferred to other real estate owned	$12,717	$—
Loans transferred to portfolio from held for sale at fair value	5,902	16,677
(1)Includes $11.4 million related to the purchase of renewable energy tax credits for the three months ended March 31, 2025.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)
1. BASIS OF PRESENTATION
General
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company), and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). As of March 31, 2026, other operating subsidiaries of WSFS included The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Trust Advisors (BMTA), and WSFS SPE Services. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. As of March 31, 2026, WSFS Bank's operating subsidiaries included 1832 Holdings, Inc. and the majority-owned NewLane Finance Company (NewLane Finance®).
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
The Company's accounting and reporting policies conform to Generally Accepted Accounting Principles in the U.S. (GAAP), prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2026. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Annual Report on Form 10-K) that was filed with the SEC on February 27, 2026 and is available at www.sec.gov or on the website at www.wsfsbank.com. All significant intercompany accounts and transactions were eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2025 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at March 31, 2026.
RECENT ACCOUNTING PRONOUNCEMENTS
There were no applicable material accounting pronouncements adopted by the Company since December 31, 2025.
Accounting Guidance Pending Adoption as of March 31, 2026
ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03): In November 2024, the FASB issued ASU 2024-03, which requires entities to disclose disaggregated information about certain income statement expense line items in the notes to their financial statements on an annual and interim basis. Subsequently, in January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, making ASU 2024-03 effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.
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
ASU No. 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans (ASU 2025-08): In November 2025, the FASB issued ASU 2025-08 which aligns the initial recognition of the allowance for credit losses on financial assets acquired with a “more-than-insignificant” deterioration of credit quality since its origination (PCD assets) and non-PCD assets by applying the “gross up approach” to both populations. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods therein on a prospective basis. Early adoption is permitted. The Company is currently evaluating this update to determine the impact on the Consolidated Financial Statements.
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
ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11): In December 2025, the FASB issued ASU 2025-11 which clarifies the current requirements of interim financial statements, including its form and content, and includes a disclosure principle that requires entities to disclosure events since the last annual reporting period that have a material impact on the entity. The amendments are effective for interim periods within annual reporting periods beginning after December 15, 2027, on a prospective or a retrospective basis. Early adoption is permitted. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.

3. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Bailment fees	$10,935	$14,175
Interchange fees	3,478	3,747
Other card and ATM fees	653	821
Total credit/debit card and ATM income	$15,066	$18,743
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
WSFS Institutional Services®	$25,215	$17,268
Private Wealth Management	14,974	14,986
The Bryn Mawr Trust Company of Delaware	8,938	7,027
Total investment management and fiduciary income	$49,127	$39,281
Investment management and fiduciary income is composed of fees from WSFS Institutional Services®, BMT-DE, and Private Wealth Management. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate Clients and special purpose vehicles.
Private Wealth management fees consist of fees from Bryn Mawr Trust® and BMTA. It also included WSFS Wealth® Management, LLC (family office) and WSFS Wealth® Investments through June 30, 2025. Private Wealth Management fees are based on revenue earned from services including asset management, financial planning, and brokerage. The fees are based on the market value of assets, a flat fee, or brokerage commissions. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for the services.
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Service fees	$4,597	$4,606
Return and overdraft fees	1,982	1,838
Other deposit service fees	298	309
Total deposit service charges	$6,877	$6,753
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
Other income
The following table presents the components of other income:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Managed service fees	$4,963	$4,767
Currency preparation	1,552	1,785
ATM loss protection	643	646
Capital markets revenue	2,392	1,678
Miscellaneous products and services	5,132	3,979
Total other income	$14,682	$12,855
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

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2026	2025
Numerator:
Net income attributable to WSFS	$86,827	$65,896
Denominator:
Weighted average basic shares	52,846	58,452
Dilutive potential common shares	186	261
Weighted average fully diluted shares	53,032	58,713
Earnings per share:
Basic	$1.64	$1.13
Diluted	$1.64	$1.12
Outstanding common stock equivalents having no dilutive effect	1	1
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

	March 31, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligations (CMO)	$470,875	$308	$73,684	$—	$397,499
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,220,555	1,339	390,935	—	2,830,959
Freddie Mac (FHLMC) MBS	130,267	57	8,091	—	122,233
Ginnie Mae (GNMA) MBS	47,475	57	2,702	—	44,830
Government-sponsored enterprises (GSE) agency notes	219,655	—	33,282	—	186,373
	$4,088,827	$1,761	$508,694	$—	$3,581,894
Held-to-Maturity Debt Securities(1)
FNMA MBS	$778,585	$—	$93,371	$—	$685,214
State and political subdivisions	179,639	342	1,795	5	178,181
	$958,224	$342	$95,166	$5	$863,395
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $79.7 million at March 31, 2026, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
CMO	$476,409	$416	$71,679	$—	$405,146
FNMA MBS	3,167,210	2,289	384,092	—	2,785,407
FHLMC MBS	123,979	68	7,542	—	116,505
GNMA MBS	49,804	59	2,480	—	47,383
GSE agency notes	220,298	—	32,493	—	187,805
	$4,037,700	$2,832	$498,286	$—	$3,542,246
Held-to-Maturity Debt Securities(1)
FNMA MBS	$788,439	$—	$89,936	$—	$698,503
State and political subdivisions	179,897	1,157	486	5	180,563
	$968,336	$1,157	$90,422	$5	$879,066

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

The scheduled maturities of available-for-sale debt securities at March 31, 2026 and December 31, 2025 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2026 (1)
Within one year	$34,865	$34,598
After one year but within five years	232,944	220,362
After five years but within ten years	526,816	473,389
After ten years	3,294,202	2,853,544
	$4,088,827	$3,581,894
December 31, 2025 (1)
Within one year	$46,226	$45,836
After one year but within five years	219,281	208,380
After five years but within ten years	471,231	422,496
After ten years	3,300,962	2,865,534
	$4,037,700	$3,542,246
(1)Actual maturities could differ from contractual maturities.
As of March 31, 2026, the Company’s available-for-sale investment securities consisted of 1,040 securities, 986 of which were in an unrealized loss position, and substantially all of the Company's available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The scheduled maturities of held-to-maturity debt securities at March 31, 2026 and December 31, 2025 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2026 (1)
Within one year	$1,920	$1,920
After one year but within five years	21,830	21,798
After five years but within ten years	74,842	74,263
After ten years	859,632	765,414
	$958,224	$863,395
December 31, 2025 (1)
Within one year	$1,920	$1,918
After one year but within five years	21,180	21,166
After five years but within ten years	69,374	69,851
After ten years	875,862	786,131
	$968,336	$879,066
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
Investment securities with fair market values aggregating $3.9 billion and $4.1 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026 and 2025, the Company had no sales of debt securities categorized as available-for-sale.
As of March 31, 2026 and December 31, 2025, the Company's debt securities portfolio had remaining unamortized premiums of $38.7 million and $40.4 million, respectively, and unaccreted discounts of $22.7 million and $17.4 million, respectively.
For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at March 31, 2026.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$10,498	$152	$377,014	$73,532	$387,512	$73,684
FNMA MBS	263,812	2,995	2,470,634	387,940	2,734,446	390,935
FHLMC MBS	15,883	143	101,341	7,948	117,224	8,091
GNMA MBS	6,117	150	31,314	2,552	37,431	2,702
GSE agency notes	—	—	186,373	33,282	186,373	33,282
	$296,310	$3,440	$3,166,676	$505,254	$3,462,986	$508,694
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
The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of March 31, 2026.

At March 31, 2026 and December 31, 2025, held-to-maturity debt securities had an amortized cost basis of $958.2 million and $968.3 million, respectively. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its non-government and non-agency securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of March 31, 2026, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$179,639
Not rated	778,585	—
Ending balance	$778,585	$179,639
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2025, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$179,897
Not rated	788,439	—
Ending balance	$788,439	$179,897
The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS debt securities for the three months ended March 31, 2026 and 2025. See Note 7 for information on the activity in the allowance for credit losses for state and political subdivisions debt securities for the three months ended March 31, 2026 and 2025.
Accrued interest receivable of $3.0 million and $3.4 million as of March 31, 2026 and December 31, 2025, respectively, for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of March 31, 2026 and December 31, 2025.
Equity Investments
The Company had equity investments of $13.1 million and $13.4 million as of March 31, 2026 and December 31, 2025, respectively. The Company did not recognize any realized gains or losses related to our equity investments for the three months ended March 31, 2026 and 2025.

6. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$2,877,188	$2,796,654
Owner-occupied commercial	1,934,366	1,937,339
Commercial mortgages	3,882,159	3,916,159
Construction	1,033,823	1,023,911
Commercial small business leases	587,783	603,321
Residential(1)	1,091,921	1,089,830
Consumer(2)	1,853,618	1,894,460
	13,260,858	13,261,674
Less:
Allowance for credit losses	180,011	179,647
Net loans and leases	$13,080,847	$13,082,027
(1) Includes reverse mortgages at fair value of $3.9 million at March 31, 2026 and $3.7 million at December 31, 2025.
(2) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $62.6 million and $64.9 million at March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

7. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of the total allowance for credit losses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Allowance for credit losses
Beginning balance	$179,647	$5	$2,848	$182,500
Charge-offs	(14,367)	—	(1,845)	(16,212)
Recoveries	17,824	—	762	18,586
(Release) provision	(3,093)	—	1,095	(1,998)
Ending balance	$180,011	$5	$2,860	$182,876

	Three months ended March 31, 2025
(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Allowance for credit losses
Beginning balance	$195,281	$7	$—	$195,288
Charge-offs	(27,101)	—	—	(27,101)
Recoveries	2,551	—	—	2,551
Provision (release)	16,784	(1)	567	17,350
Ending balance	$187,515	$6	$567	$188,088
(1)See Note 5 for further detail on the HTM securities allowance.
Allowance for Credit Losses Related to Loans and Leases
The following tables provide the activity of allowance for credit losses and loan balances for our loan and lease portfolio for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026, the decrease was primarily due to the previously disclosed recovery on loans charged-off in the first quarter of 2025.

(Dollars in thousands)	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended March 31, 2026
Allowance for credit losses
Beginning balance	$52,927	$7,626	$48,047	$13,264	$16,449	$6,764	$34,570	$179,647
Charge-offs	(5,748)	(298)	—	(3,735)	(2,920)	—	(1,666)	(14,367)
Recoveries	16,303	11	2	—	846	45	617	17,824
(Release) provision	(12,170)	829	767	4,341	1,465	521	1,154	(3,093)
Ending balance	$51,312	$8,168	$48,816	$13,870	$15,840	$7,330	$34,675	$180,011
Period-end allowance allocated to:
Loans evaluated on an individual basis	$—	$—	$—	$2,035	$—	$—	$—	$2,035
Loans evaluated on a collective basis	51,312	8,168	48,816	11,835	15,840	7,330	34,675	177,976
Ending balance	$51,312	$8,168	$48,816	$13,870	$15,840	$7,330	$34,675	$180,011
Period-end loan balances:
Loans evaluated on an individual basis	$20,977	$19,604	$22,113	$5,956	$—	$7,414	$3,624	$79,688
Loans evaluated on a collective basis	2,856,211	1,914,762	3,860,046	1,027,867	587,783	1,080,640	1,849,994	13,177,303
Ending balance	$2,877,188	$1,934,366	$3,882,159	$1,033,823	$587,783	$1,088,054	$1,853,618	$13,256,991
(1)Period-end loan balance excludes reverse mortgages at fair value of $3.9 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner - occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended March 31, 2025
Allowance for credit losses
Beginning balance	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
Charge-offs	(19,871)	—	—	—	(2,967)	—	(4,263)	(27,101)
Recoveries	579	7	525	—	619	47	774	2,551
Provision (release)	12,897	(736)	305	506	3,492	84	236	16,784
Ending balance	$50,736	$8,410	$49,792	$9,691	$17,109	$5,697	$46,080	$187,515
Period-end allowance allocated to:
Loans evaluated on an individual basis	$—	$—	$—	$—	$—	$—	$—	$—
Loans evaluated on a collective basis	50,736	8,410	49,792	9,691	17,109	5,697	46,080	187,515
Ending balance	$50,736	$8,410	$49,792	$9,691	$17,109	$5,697	$46,080	$187,515
Period-end loan balances:
Loans evaluated on an individual basis	$44,449	$6,273	$29,407	$23,180	$—	$8,105	$3,368	$114,782
Loans evaluated on a collective basis	2,620,951	1,948,255	3,952,666	845,488	636,460	958,466	2,029,173	12,991,459
Ending balance	$2,665,400	$1,954,528	$3,982,073	$868,668	$636,460	$966,571	$2,032,541	$13,106,241
(1)Period-end loan balance excludes reverse mortgages at fair value of $4.1 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	March 31, 2026
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$2,870	$292	$3,162	$2,852,903	$21,123	$—	$2,877,188
Owner-occupied commercial	5,368	—	5,368	1,909,564	19,434	—	1,934,366
Commercial mortgages	1,271	—	1,271	3,860,844	20,044	—	3,882,159
Construction	—	1,716	1,716	1,026,151	521	5,435	1,033,823
Commercial small business leases	6,750	—	6,750	581,033	—	—	587,783
Residential(1)	2,758	78	2,836	1,080,179	5,039	—	1,088,054
Consumer(2)	9,872	9,943	19,815	1,830,287	3,516	—	1,853,618
Total	$28,889	$12,029	$40,918	$13,140,961	$69,677	$5,435	$13,256,991
% of Total Loans	0.22%	0.09%	0.31%	99.12%	0.53%	0.04%	100%
(1)Residential accruing current balances excludes reverse mortgages at fair value of $3.9 million.
(2)Includes $14.6 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

	December 31, 2025
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$4,634	$2,062	$6,696	$2,762,898	$16,842	$10,218	$2,796,654
Owner-occupied commercial	7,152	50	7,202	1,923,556	6,581	—	1,937,339
Commercial mortgages	44,139	9,533	53,672	3,854,922	7,565	—	3,916,159
Construction	1,716	—	1,716	999,814	16,946	5,435	1,023,911
Commercial small business leases	6,536	592	7,128	596,193	—	—	603,321
Residential(1)	3,851	133	3,984	1,077,116	5,002	—	1,086,102
Consumer(2)	10,719	10,046	20,765	1,870,386	3,309	—	1,894,460
Total	$78,747	$22,416	$101,163	$13,084,885	$56,245	$15,653	$13,257,946
% of Total Loans	0.59%	0.17%	0.76%	98.70%	0.42%	0.12%	100%
(1)Residential accruing current balances excludes reverse mortgages, at fair value of $3.7 million.
(2)Includes $15.2 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial	$13,524	$7,599	$17,557	$9,504
Owner-occupied commercial	19,434	—	6,580	—
Commercial mortgages	20,044	—	7,565	—
Construction	5,956	—	22,381	—
Residential(1)	5,039	—	5,002	—
Consumer(2)	3,493	23	3,285	24
Total	$67,490	$7,622	$62,370	$9,528
(1)Excludes reverse mortgages at fair value.
(2)Includes home equity lines of credit.
As of March 31, 2026, there were 30 residential loans and 46 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $6.5 million and $36.6 million, respectively. As of December 31, 2025, there were 29 residential loans and 37 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $6.2 million and $36.4 million, respectively. Loan workout and other real estate owned (OREO) expenses were $1.8 million during the three months ended March 31, 2026, and $0.7 million during three months ended March 31, 2025. Loan workout and OREO expenses are included in Loan workout and other credit costs on the unaudited Consolidated Statements of Income.

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of March 31, 2026.

	Term Loans Amortized Cost Basis by Origination Year(1)(2)
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial:
Risk Rating
Pass	$128,719	$855,764	$464,722	$264,539	$215,314	$449,768	$7,868	$297,234	$2,683,928
Special mention	6,371	7,046	1,625	9,445	11,295	1,334	—	3,151	40,267
Substandard or lower	18,004	27,157	28,815	11,716	10,275	32,116	23	24,887	152,993
	$153,094	$889,967	$495,162	$285,700	$236,884	$483,218	$7,891	$325,272	$2,877,188
Current-period gross charge-offs	$—	$215	$303	$199	$4,703	$328	$—	$—	$5,748
Owner-occupied commercial:
Risk Rating
Pass	$86,848	$251,866	$220,935	$225,566	$162,091	$606,583	$—	$283,434	$1,837,323
Special mention	2,093	2,665	1,476	89	1,012	2,763	—	2,602	12,700
Substandard or lower	2,265	9,750	5,601	15,142	10,653	31,279	—	9,653	84,343
	$91,206	$264,281	$228,012	$240,797	$173,756	$640,625	$—	$295,689	$1,934,366
Current-period gross charge-offs	$—	$—	$253	$—	$45	$—	$—	$—	$298
Commercial mortgages:
Risk Rating
Pass	$221,140	$424,175	$371,881	$468,716	$316,181	$1,288,432	$—	$625,736	$3,716,261
Special mention	250	2,927	729	250	2,424	23,318	—	86	29,984
Substandard or lower	20,879	28,212	8,505	529	15,344	30,794	—	31,651	135,914
	$242,269	$455,314	$381,115	$469,495	$333,949	$1,342,544	$—	$657,473	$3,882,159
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction:
Risk Rating
Pass	$86,404	$443,336	$289,052	$112,533	$3,991	$10,556	$—	$76,253	$1,022,125
Special mention	—	—	—	—	2,282	—	—	—	2,282
Substandard or lower	—	1,716	5,435	974	—	—	—	1,291	9,416
	$86,404	$445,052	$294,487	$113,507	$6,273	$10,556	$—	$77,544	$1,033,823
Current-period gross charge-offs	$—	$—	$—	$3,735	$—	$—	$—	$—	$3,735
Commercial small business leases:
Risk Rating
Performing	$45,757	$181,887	$171,683	$113,025	$60,141	$15,290	$—	$—	$587,783
Nonperforming	—	—	—	—	—	—	—	—	—
	$45,757	$181,887	$171,683	$113,025	$60,141	$15,290	$—	$—	$587,783
Current-period gross charge-offs	$18	$237	$1,176	$612	$698	$179	$—	$—	$2,920
Residential(3):
Risk Rating
Performing	$62,381	$222,791	$138,701	$138,467	$56,984	$461,162	$—	$—	$1,080,486
Nonperforming	—	—	—	111	—	7,457	—	—	7,568
	$62,381	$222,791	$138,701	$138,578	$56,984	$468,619	$—	$—	$1,088,054
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer(4):
Risk Rating
Performing	$5,562	$43,094	$199,623	$215,021	$305,974	$321,610	$746,544	$12,379	$1,849,807
Nonperforming	—	—	—	146	416	177	2,756	316	3,811
	$5,562	$43,094	$199,623	$215,167	$306,390	$321,787	$749,300	$12,695	$1,853,618
Current-period gross charge-offs	$241	$41	$285	$147	$628	$324	$—	$—	$1,666
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

	Term Loans Amortized Cost Basis by Origination Year(1)(2)
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial:
Risk Rating
Pass	$792,428	$498,646	$295,043	$238,011	$67,071	$390,703	$7,917	$296,470	$2,586,289
Special mention	12,525	16,960	4,617	14,149	1,736	4,812	—	3,127	57,926
Substandard or Lower	49,685	17,836	8,951	14,881	3,165	29,720	30	28,171	152,439
	$854,638	$533,442	$308,611	$267,041	$71,972	$425,235	$7,947	$327,768	$2,796,654
Current-period gross charge-offs	$2,020	$6,104	$1,857	$1,714	$13,405	$7,020	$—	$—	$32,120
Owner-occupied commercial:
Risk Rating
Pass	$243,709	$237,172	$257,796	$176,149	$186,215	$467,831	$—	$267,819	$1,836,691
Special mention	4,701	—	685	1,369	1,632	2,035	—	7,393	17,815
Substandard or Lower	11,460	5,891	14,633	10,222	6,108	24,733	—	9,786	82,833
	$259,870	$243,063	$273,114	$187,740	$193,955	$494,599	$—	$284,998	$1,937,339
Current-period gross charge-offs	$—	$—	$4	$—	$—	$211	$—	$—	$215
Commercial mortgages:
Risk Rating
Pass	$527,094	$390,403	$521,726	$354,680	$357,104	$1,020,802	$—	$578,575	$3,750,384
Special mention	2,927	734	1,592	—	1,202	24,450	—	90	30,995
Substandard or Lower	33,835	8,515	2,557	15,439	4,480	36,678	—	33,276	134,780
	$563,856	$399,652	$525,875	$370,119	$362,786	$1,081,930	$—	$611,941	$3,916,159
Current-period gross charge-offs	$—	$34	$9	$—	$—	$4,540	$—	$—	$4,583
Construction:
Risk Rating
Pass	$444,484	$308,702	$155,421	$6,328	$3,441	$7,665	$—	$62,445	$988,486
Special mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	11,293	5,435	17,399	—	—	—	—	1,298	35,425
	$455,777	$314,137	$172,820	$6,328	$3,441	$7,665	$—	$63,743	$1,023,911
Current-period gross charge-offs	$—	$—	$4,900	$—	$—	$—	$—	$—	$4,900
Commercial small business leases:
Risk Rating
Performing	$188,345	$182,471	$123,065	$68,356	$21,001	$20,083	$—	$—	$603,321
Nonperforming	—	—	—	—	—	—	—	—	—
	$188,345	$182,471	$123,065	$68,356	$21,001	$20,083	$—	$—	$603,321
Current-period gross charge-offs	$460	$2,887	$5,359	$3,938	$1,489	$253	$—	$—	$14,386
Residential(3):
Risk Rating
Performing	$231,358	$154,565	$144,660	$59,915	$84,198	$403,653	$—	$—	$1,078,349
Nonperforming	—	—	113	—	3,491	4,149	—	—	7,753
	$231,358	$154,565	$144,773	$59,915	$87,689	$407,802	$—	$—	$1,086,102
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer(4):
Risk Rating
Performing	$46,648	$214,198	$230,309	$321,908	$86,583	$262,586	$717,385	$11,421	$1,891,038
Nonperforming	—	—	202	311	—	72	2,601	236	3,422
	$46,648	$214,198	$230,511	$322,219	$86,583	$262,658	$719,986	$11,657	$1,894,460
Current-period gross charge-offs	$9,506	$709	$1,956	$4,097	$1,256	$1,339	$—	$—	$18,863
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
The following tables show the period-end amortized cost basis of troubled loans modified during the three months ended March 31, 2026 and 2025, disaggregated by portfolio segment and type of modification granted:

	Three Months Ended March 31, 2026
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$4,277	$48	$1,752	$—	$6,077	0.21%
Owner-occupied commercial	3,417	—	1,868	—	5,285	0.27%
Commercial mortgages	30,487	—	4,221	1,489	36,197	0.93%
Construction	1,716	627	—	—	2,343	0.23%
Residential	—	870	—	—	870	0.08%
Consumer(1)	420	355	8	—	783	0.04%
Total	$40,317	$1,900	$7,849	$1,489	$51,555	0.39%
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	Three months ended March 31, 2025
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Total	% of Total Loan Category
Commercial and industrial	$718	$71	$—	$789	0.03%
Owner-occupied commercial	6,915	911	—	7,826	0.40%
Commercial mortgages	42,784	—	6,569	49,353	1.24%
Construction	20,559	—	—	20,559	2.37%
Consumer(1)	147	703	1,072	1,922	0.09%
Total	$71,123	$1,685	$7,641	$80,449	0.61%
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

The following table describes the financial effect of the modifications made to troubled loans during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Term Extension(1)	More-Than-Insignificant Payment Delay(2)
Commercial and industrial	1.27	0.01%
Owner-occupied commercial	0.33	0.01
Commercial mortgages	1.68	0.04
Residential	0.00	0.01
Consumer	7.33	—

	Three Months Ended March 31, 2025
	Term Extension(1)	More-Than-Insignificant Payment Delay(2)
Commercial and industrial	0.92	—%
Owner-occupied commercial	0.26	0.01
Commercial mortgages	0.61	0.05
Construction	0.75	—
Consumer	0.48	0.01
(1)Represents the weighted-average increase in the life of modified loans measured in years, which reduces monthly payment amounts for borrowers.
(2)Represents the percentage of loans deferred over the total loan portfolio excluding reverse mortgages at fair value.
As of March 31, 2026 and December 31, 2025, the Company had commitments to extend credit of $14.5 million and $6.4 million, respectively, to borrowers experiencing financial difficulty whose terms had been modified.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
The following tables show the amortized cost of loans that received a modification that had a payment default during the three months ended March 31, 2026 and 2025 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

	Three Months Ended March 31, 2026
	Term Extension	Combination Term Extension & Payment Delay	Total
Commercial mortgages	$2,991	$6,570	$9,561
Total	$2,991	$6,570	$9,561

	Three Months Ended March 31, 2025
	Term Extension	Total
Commercial mortgages	$5,435	$5,435
Total	$5,435	$5,435

The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the last 12 months as of March 31, 2026 and 2025:

	March 31, 2026
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$476	$—	$21,406	$1,591	$23,473
Owner-occupied commercial	371	—	7,527	3,014	10,912
Commercial mortgages	—	—	54,689	16,228	70,917
Construction	—	1,716	626	—	2,342
Residential	—	—	1,095	—	1,095
Consumer(1)	408	—	1,305	134	1,847
Total	$1,255	$1,716	$86,648	$20,967	$110,586
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	March 31, 2025
	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$—	$—	$32,702	$30,409	$63,111
Owner-occupied commercial	1,931	—	4,856	1,039	7,826
Commercial mortgages	—	—	38,859	26,760	65,619
Construction	—	—	20,469	20,559	41,028
Residential	—	—	—	141	141
Consumer(1)	551	287	5,364	195	6,397
Total	$2,482	$287	$102,250	$79,103	$184,122
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

Allowance for Credit Losses Related to Other Accounts Receivable
The Company determines the allowance for other accounts receivable (e.g. fee-related receivables) considering historical loss information and other available indicators. In certain cases where there are no historical or current indicators of an expected credit loss, we may estimate the reserve to be close to zero. The allowance for credit losses related to other accounts receivable was $2.9 million as of March 31, 2026 and $2.8 million as of December 31, 2025.

8. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.
Lessee
The Company's ongoing leases have remaining lease terms of less than one year to 19 years, which includes renewal options that are reasonably expected to be exercised at its discretion. The Company's lease terms to calculate the lease liability and right-of-use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right-of-use asset is included in Other liabilities and Other assets, respectively, in the unaudited Consolidated Statements of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the unaudited Consolidated Statements of Financial Condition. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the unaudited Consolidated Statements of Income. The Company accounts for lease components separately from nonlease components. The Company subleases certain real estate to third parties.
The components of operating lease cost were as follows:

	Three months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Operating lease cost (1)	$3,925	$4,417
Sublease income	(27)	(25)
Net lease cost	$3,898	$4,392
(1)Includes variable lease cost and short-term lease cost.
Supplemental information related to operating leases was as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Right-of-use assets	$107,621	$102,891
Lease liabilities	$129,595	$125,288

Lease term and discount rate
Weighted average remaining lease term (in years)	11.19	11.35
Weighted average discount rate	5.25%	5.26%
Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	March 31, 2026
Remaining in 2026	$13,481
2027	15,987
2028	15,807
2029	15,338
2030	14,910
After 2030	96,723
Total lease payments	172,246
Less: Interest	(42,651)
Present value of lease liabilities	$129,595

Supplemental cash flow information related to operating leases was as follows:

	Three months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,952	$4,713
As of March 31, 2026, the Company had entered into one lease that has not yet commenced, with estimated future lease payments of approximately $25.2 million. This lease is expected to commence in the third quarter of 2026, with an initial lease term of 13 years.
Lessor Equipment Leasing
The Company provides equipment and small business lease financing through its leasing subsidiary, NewLane Finance®. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and fees on loans and leases on the unaudited Consolidated Statements of Income. The allowance for credit losses on finance leases is included in (Release of) provision for credit losses on the unaudited Consolidated Statements of Income.
The components of direct finance lease income are summarized in the table below:

	Three months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Direct financing leases:
Interest income on lease receivables	$14,966	$16,212
Interest income on deferred fees and costs, net	(2,116)	(2,253)
Total direct financing lease net interest income	$12,850	$13,959
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Lease receivables	$675,490	$695,125
Unearned income	(104,376)	(109,667)
Deferred fees and costs	16,669	17,863
Net investment in direct financing leases	$587,783	$603,321

9. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.
WSFS performs its annual goodwill impairment test on October 1, or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the three months ended March 31, 2026, management determined based on its qualitative assessment that the fair values of our reporting units exceeded their carrying values, and no goodwill impairment existed.
The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth and Trust	Consolidated Company
December 31, 2024	$753,586	$132,312	$885,898
Goodwill adjustments(1)	—	(674)	(674)
December 31, 2025	$753,586	$131,638	$885,224
Goodwill adjustments	—	—	—
March 31, 2026	$753,586	$131,638	$885,224
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
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
March 31, 2026
Core deposits	$98,876	$(67,682)	$31,194	10 years
Client relationships	65,329	(22,871)	42,458	7-15 years
Loan servicing rights(1)	11,971	(7,359)	4,612	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$179,076	$(97,912)	$81,164
December 31, 2025
Core deposits	$101,511	$(67,845)	$33,666	10 years
Client relationships	68,270	(24,620)	43,650	7-15 years
Loan servicing rights(2)	11,527	(7,064)	4,463	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$184,208	$(99,529)	$84,679
(1)Gross asset includes valuation allowance for impairment losses of $0.2 million as of March 31, 2026.
(2)Gross asset includes valuation allowance for impairment losses of $0.4 million as of December 31, 2025.
The Company recognized amortization expense on intangible assets of $3.7 million for the three months ended March 31, 2026 compared to $3.9 million for the three months ended March 31, 2025.

The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	March 31, 2026
Remaining in 2026	$11,617
2027	15,059
2028	14,394
2029	7,161
2030	5,624
Thereafter	24,409
Total	$78,264
Servicing Assets
The value of the Company's SBA loan servicing rights was $3.6 million and $3.4 million at March 31, 2026 and December 31, 2025, respectively, and the value of its mortgage servicing rights was $1.0 million and $1.1 million at March 31, 2026 and December 31, 2025, respectively. Changes in the value of the Company's servicing rights resulted in reversal of impairment losses of $0.2 million for the three months ended March 31, 2026 and impairment losses of less than $0.1 million for the three months ended March 31, 2025. Revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the unaudited Consolidated Statements of Income, and revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the unaudited Consolidated Statements of Income.
Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of March 31, 2026 or December 31, 2025.
10. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Noninterest-bearing:
Noninterest demand	$6,371,522	$5,576,598
Total noninterest-bearing	$6,371,522	$5,576,598

Interest-bearing:
Interest-bearing demand	$2,847,941	$2,884,356
Savings	1,418,338	1,409,940
Money market	5,908,905	5,761,965
Client time deposits	1,921,782	2,009,629
Total interest-bearing	12,096,966	12,065,890
Total deposits	$18,468,488	$17,642,488

11. INCOME TAXES
There were no unrecognized tax benefits as of March 31, 2026. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2022 through 2025 tax years are subject to examination as of March 31, 2026. The Company does not expect to record or realize any material unrecognized tax benefits during 2026.
The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the three months ended March 31, 2026 were $2.5 million, $2.8 million, and $0.8 million, respectively, compared to $1.9 million, $2.2 million, and $0.6 million, respectively, for the three months ended March 31, 2025. The carrying value of the investment in affordable housing credits is $127.0 million at March 31, 2026, compared to $115.8 million at December 31, 2025 and is included in the Other assets line item on the unaudited Consolidated Statements of Financial Condition.

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
The following tables present financial instruments carried at fair value as of March 31, 2026 and December 31, 2025 by level in the valuation hierarchy (as described above):

	March 31, 2026
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$397,499	$—	$397,499
FNMA MBS	—	2,830,959	—	2,830,959
FHLMC MBS	—	122,233	—	122,233
GNMA MBS	—	44,830	—	44,830
GSE agency notes	—	186,373	—	186,373
Other assets	—	139,326	70	139,396
Total assets measured at fair value on a recurring basis	$—	$3,721,220	$70	$3,721,290

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$114,390	$3,895	$118,285

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$10,814	$10,814
Other real estate owned	—	—	12,717	12,717
Loans held for sale	—	72,968	—	72,968
Total assets measured at fair value on a nonrecurring basis	$—	$72,968	$23,531	$96,499

	December 31, 2025
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$405,146	$—	$405,146
FNMA MBS	—	2,785,407	—	2,785,407
FHLMC MBS	—	116,505	—	116,505
GNMA MBS	—	47,383	—	47,383
GSE agency notes	—	187,805	—	187,805
Other assets	—	145,425	80	145,505
Total assets measured at fair value on a recurring basis	$—	$3,687,671	$80	$3,687,751

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$120,432	$5,429	$125,861

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$11,090	$11,090
Other real estate owned	—	—	200	200
Loans held for sale	—	61,573	—	61,573
Total assets measured at fair value on a nonrecurring basis	$—	$61,573	$11,290	$72,863
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $3.7 million at March 31, 2026 and $4.1 million at December 31, 2025, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following tables provide a description of the valuation techniques and significant unobservable inputs for the Company's financial instruments classified as Level 3 as of March 31, 2026 and December 31, 2025:

(Dollars in thousands)	March 31, 2026
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$10,814	Observed market comparable transactions	Period of observed transactions	February 2026
Other real estate owned	12,717	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	70	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (276 bps) LGD: 2%
Other liabilities (Risk participation agreements sold)	112	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 160 - 295 bps (202 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	3,783	Discounted cash flow	Timing of Visa litigation resolution	1.25 years or 2Q 2027

(Dollars in thousands)	December 31, 2025
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$11,090	Observed market comparable transactions	Period of observed transactions	December 2025
Other real estate owned	200	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	80	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (281 bps) LGD: 2%
Other liabilities (Risk participation agreements sold)	122	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 160 - 350 bps (202 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	5,307	Discounted cash flow	Timing of Visa litigation resolution	1.50 years or 2Q 2027

The book value and estimated fair value of the Company's financial instruments are as follows:

		March 31, 2026		December 31, 2025
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$2,471,580	$2,471,580	$1,699,154	$1,699,154
Investment securities available-for-sale	Level 2	3,581,894	3,581,894	3,542,246	3,542,246
Investment securities held-to-maturity, net	Level 2	958,219	863,395	968,331	879,066
Other investments	Level 3	13,129	13,129	13,441	13,441
Loans, held for sale	Level 2	72,968	72,968	61,573	61,573
Loans and leases, net(1)	Level 3	13,080,847	13,160,723	13,082,027	13,171,197
Stock in FHLB of Pittsburgh	Level 2	24,283	24,283	10,194	10,194
Accrued interest receivable	Level 2	79,042	79,042	80,285	80,285
Other assets	Levels 2, 3	139,396	139,396	145,505	145,505
Financial liabilities:
Deposits	Level 2	$18,468,488	$18,455,826	$17,642,488	$17,631,304
Borrowed funds	Level 2	310,355	292,928	302,682	288,470
Standby letters of credit	Level 3	682	682	766	766
Accrued interest payable	Level 2	20,335	20,335	19,646	19,646
Other liabilities	Levels 2, 3	118,285	118,285	125,861	125,861
 (1) Includes reverse mortgage loans.
At March 31, 2026 and December 31, 2025 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of March 31, 2026.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate options	27	$2,400,000	Other assets	$23,976
Interest rate swaps	1	$100,000	Other liabilities	$(112)
Total		$2,500,000		$23,864
Derivatives not designated as hedging instruments:
Interest rate swaps and options		$3,455,173	Other assets	$113,567
Interest rate swaps and options		3,391,845	Other liabilities	(113,576)
Interest rate lock commitments with clients		50,724	Other assets	852
Interest rate lock commitments with clients		5,962	Other liabilities	(35)
Forward sale commitments		32,899	Other assets	334
Forward sale commitments		42,705	Other liabilities	(141)
FX forwards		20,889	Other assets	597
FX forwards		18,117	Other liabilities	(526)
Risk participation agreements sold		114,059	Other liabilities	(112)
Risk participation agreements purchased		259,665	Other assets	70
Financial derivatives related to sales of certain Visa Class B shares		52,665	Other liabilities	(3,783)
Total derivatives		$9,944,703		$21,111

The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of December 31, 2025.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate options	25	$2,200,000	Other assets	$24,209
Total		$2,200,000		$24,209
Derivatives not designated as hedging instruments:
Interest rate swaps and options		$3,316,973	Other assets	$119,699
Interest rate swaps and options		3,298,973	Other liabilities	(119,706)
Interest rate lock commitments with clients		54,789	Other assets	824
Interest rate lock commitments with clients		448	Other liabilities	(1)
Forward sale commitments		3,225	Other assets	5
Forward sale commitments		56,179	Other liabilities	(118)
FX forwards		22,120	Other assets	688
FX forwards		22,490	Other liabilities	(607)
Risk participation agreements sold		115,059	Other liabilities	(122)
Risk participation agreements purchased		219,617	Other assets	80
Financial derivatives related to sales of certain Visa Class B shares		53,088	Other liabilities	(5,307)
Total derivatives		$9,362,961		$19,644
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of derivative financial instruments designated as hedging instruments on the unaudited Consolidated Statements of Income for the three months ended March 31, 2026 and March 31, 2025.

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended March 31, 2026
Interest rate options	$(3,869)	$1,777	$(2,092)	Interest income

Three months ended March 31, 2025
Interest rate options	$1,578	$1,297	$2,875	Interest income
The table below presents the effect of derivative financial instruments not designated as hedging instruments on the unaudited Consolidated Statements of Income for the three months ended March 31, 2026 and March 31, 2025.

	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2026	2025
Interest rate swaps and options	$1,519	$1,380	Other income
Interest rate lock commitments with clients	(37)	415	Mortgage banking activities, net
Forward sale commitments	342	(368)	Mortgage banking activities, net
FX forwards	(39)	38	Other income
Risk participation agreements	1	(433)	Other income
Total	$1,786	$1,032

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
As of March 31, 2026, the Company had 27 interest rate floors purchased at an aggregate premium of $49.6 million with an aggregate notional amount of $2.4 billion and one interest rate swap with a notional amount of $0.1 billion to hedge variable cash flows associated with a variable rate loan pool. The outstanding hedges have maturities up to November 2030. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of March 31, 2026, the Company determined the cash flow hedges remain highly effective. During the three months ended March 31, 2026, $4.0 million of amortization expense on the premium was reclassified into interest income compared to $1.7 million during the three months ended March 31, 2025. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
Derivatives Not Designated as Hedging Instruments:
Client Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps, options, and other hedging contracts (collectively, "swaps") with commercial loan clients and other qualified client counterparties wishing to manage interest rate risk exposures. The Company then enters into offsetting hedging agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the clients and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of March 31, 2026, there were no fair value adjustments related to credit quality.
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
Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with clients to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Company then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the client agreements. The FX forwards with both the clients and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of March 31, 2026, there were no fair value adjustments related to credit quality.

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
At March 31, 2026 and December 31, 2025, there were 107 and 123 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's clients, respectively. The initial notional aggregate amount was approximately $0.4 billion and $0.5 billion at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the swap transactions remaining maturities ranged from under 1 year to 10 years. At March 31, 2026, none of these client swaps were in a paying position to third parties, with our swap guarantees having a fair value of $3.7 million. At December 31, 2025, one of these client swaps was in a paying position to third parties for less than $1.0 thousand, with the Company's swap guarantees having a fair value of $4.1 million. For both periods, none of the Company's clients were in default of the swap agreements.
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
The Company had $3.0 million of derivatives with credit-risk-related contingent features in a net liability position as of March 31, 2026 and $4.4 million at December 31, 2025. The Company was required to post collateral on these derivatives of $2.7 million as of March 31, 2026 compared to $5.0 million as of December 31, 2025.
If the Company had breached any of these provisions at March 31, 2026, it could have been required to settle its obligations under the agreements at the termination value.
Other Derivative Posted Collateral
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $3.5 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements.

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

The following table shows segment results for the three months ended March 31, 2026 and 2025, and represent amounts included in management's reports that are regularly provided to the Company's CODM: Rodger Levenson, Chairman, President and Chief Executive Officer. The CODM evaluates performance based on pretax net income relative to resources used, and allocates resources based on these results.

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Income
External client revenues:
Interest income	$242,731	$—	$6,478	$249,209	$244,877	$—	$6,001	$250,878
Interest expense	56,247	—	7,826	64,073	67,933	—	7,729	75,662
Net interest income	186,484	—	(1,348)	185,136	176,944	—	(1,728)	175,216
Noninterest income	18,727	21,825	49,563	90,115	16,695	24,535	39,667	80,897
Total external client revenues	205,211	21,825	48,215	275,251	193,639	24,535	37,939	256,113
Inter-segment revenues:
Interest income	6,520	458	32,299	39,277	7,534	421	25,642	33,597
Interest expense	32,757	3,087	3,433	39,277	26,063	3,897	3,637	33,597
Net interest income	(26,237)	(2,629)	28,866	—	(18,529)	(3,476)	22,005	—
Noninterest income	8,900	405	480	9,785	8,222	398	214	8,834
Total inter-segment revenues	(17,337)	(2,224)	29,346	9,785	(10,307)	(3,078)	22,219	8,834
Total revenue	187,874	19,601	77,561	285,036	183,332	21,457	60,158	264,947
External client expenses:
(Recovery of) provision for credit losses	(3,145)	(76)	1,223	(1,998)	16,511	—	839	17,350
Noninterest expenses:
Salaries, benefits and other compensation	71,682	2,463	17,742	91,887	63,937	2,621	15,919	82,477
Occupancy expense	10,157	—	(18)	10,139	9,525	—	368	9,893
Equipment expense	10,046	413	2,813	13,272	9,579	467	2,682	12,728
Professional fees	2,884	39	1,195	4,118	3,090	95	1,513	4,698
Other segment items(1)	28,386	12,234	2,729	43,349	24,018	15,275	2,706	41,999
Total external client expenses	120,010	15,073	25,684	160,767	126,660	18,458	24,027	169,145
Inter-segment expenses:
Noninterest expenses	885	1,515	7,385	9,785	612	1,445	6,777	8,834
Total inter-segment expenses	885	1,515	7,385	9,785	612	1,445	6,777	8,834
Total expenses	120,895	16,588	33,069	170,552	127,272	19,903	30,804	177,979
Income before taxes	$66,979	$3,013	$44,492	$114,484	$56,060	$1,554	$29,354	$86,968
Income tax provision				27,639				21,101
Consolidated net income				86,845				65,867
Net income (loss) attributable to noncontrolling interest				18				(29)
Net income attributable to WSFS				$86,827				$65,896
Supplemental Information
Capital expenditures for the period ended	$885	$—	$—	$885	$2,021	$42	$368	$2,431
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

The following table shows significant components of segment net assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Financial Condition
Cash and cash equivalents	$2,036,164	$401,401	$34,015	$2,471,580	$1,296,675	$355,854	$46,625	$1,699,154
Goodwill	753,586	—	131,638	885,224	753,586	—	131,638	885,224
Other segment assets	18,227,682	7,781	514,648	18,750,111	18,214,198	7,827	507,673	18,729,698
Total segment assets	$21,017,432	$409,182	$680,301	$22,106,915	$20,264,459	$363,681	$685,936	$21,314,076

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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were two repurchases for $0.4 million during the three months ended March 31, 2026 and no repurchases during the same period in 2025.
Unfunded Lending Commitments
At March 31, 2026 and December 31, 2025, the Company had unfunded lending commitments of $3.1 billion and $3.0 billion, respectively. As of March 31, 2026 and December 31, 2025, the reserve for unfunded lending commitments was $12.7 million and $12.3 million, respectively. An expense of $0.4 million was recognized during the three months ended March 31, 2026, compared to a release of $0.5 million during the three months ended March 31, 2025.

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

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Net change in equity method investments	Total
Balance, December 31, 2025	$(376,545)	$(63,409)	$(2,524)	$(2,790)	$(279)	$(445,547)
Other comprehensive loss	(8,725)	—	(488)	—	(15)	(9,228)
Amounts reclassified from accumulated other comprehensive loss	—	2,867	(87)	(2,092)	—	688
Net current-period other comprehensive (loss) income	(8,725)	2,867	(575)	(2,092)	(15)	(8,540)
Balance, March 31, 2026	$(385,270)	$(60,542)	$(3,099)	$(4,882)	$(294)	$(454,087)

Balance, December 31, 2024	$(537,789)	$(76,405)	$(3,815)	$(7,297)	$429	$(624,877)
Other comprehensive income (loss)	70,037	—	8	—	(636)	69,409
Amounts reclassified from accumulated other comprehensive loss	—	3,188	(69)	2,875	—	5,994
Net current-period other comprehensive income (loss)	70,037	3,188	(61)	2,875	(636)	75,403
Balance, March 31, 2025	$(467,752)	$(73,217)	$(3,876)	$(4,422)	$(207)	$(549,474)
The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the tables below:

	Three Months Ended March 31,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2026	2025
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	3,772	4,195	Net interest income
Income taxes	(905)	(1,007)	Income tax provision
Net of tax	2,867	3,188
Amortization of defined benefit pension plan-related items:
Prior service credits	(14)	(19)
Actuarial gains	(101)	(72)
Total before tax	(115)	(91)	Salaries, benefits and other compensation
Income taxes	28	22	Income tax provision
Net of tax	(87)	(69)
Net change in fair value of derivatives used for cash flow hedges:
Net change in fair value during the period	(2,753)	3,783	Net interest income
Income taxes	661	(908)	Income tax provision
Net of tax	(2,092)	2,875
Total reclassifications	$688	$5,994

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $22.1 billion in assets and $97.6 billion in assets under management (AUM) and assets under administration (AUA) at March 31, 2026, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 194 years. In addition to our focus on stellar client experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission and strategy is simple: “We Stand for Service®.”
As of March 31, 2026, the Company's consolidated operating subsidiaries included WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Trust Advisors (BMTA), and WSFS SPE Services, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. Operating subsidiaries of WSFS Bank included 1832 Holdings, Inc. and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Our WSFS Bank segment had a total loan and lease portfolio of $12.8 billion as of March 31, 2026, which was funded primarily with deposits generated through commercial relationships and our consumer banking business. We have built a $10.0 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches. The Home Lending division offers mortgage banking and title services through our branches and WSFS Mortgage®, our mortgage banking division specializing in a variety of residential mortgage and refinancing solutions. We fund our lending businesses primarily with deposits generated through commercial relationships and consumer, wealth and trust client deposits, as well as through our digital banking platforms.
Our Wealth and Trust segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional clients. Combined, these businesses had $97.6 billion of AUM and AUA at March 31, 2026.
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
Our Cash Connect® segment is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide, and manages approximately $1.3 billion in total cash and services approximately 23,400 non-bank ATMs and 11,900 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, and deposit safe cash logistics.
As of March 31, 2026, we service our clients primarily from 114 offices located in Pennsylvania (58), Delaware (38), New Jersey (14), Florida (2), Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com and our mobile app.

Highlights and Other Notables Items for Three Months Ended March 31, 2026
•Three Months Ended March 31, 2026
◦Diluted EPS was $1.64 and ROA was 1.61%, compared to $1.12 and 1.29%, respectively, for the three months ended March 31, 2025.
◦Total deposits increased $826.0 million, or 4.7%, compared to December 31, 2025, primarily due to growth in Trust and Commercial. Noninterest deposits comprised 34% of total deposits at March 31, 2026.
◦Wealth and Trust noninterest income grew 25% compared to the three months ended March 31, 2025.
▪WSFS Institutional Services®, which consists of Corporate Trust and Global Capital Markets, grew 46%, and BMT-DE grew 27%
◦The Bank recognized a $15.7 million recovery of previously charged-off loans to a fund invested in office properties.
◦The Board of Directors approved an 18% increase in the quarterly cash dividend to $0.20 per share, along with an additional share repurchase authorization of 15% of our outstanding shares as of March 31, 2026.
◦WSFS repurchased 1,319,626 shares of common stock under the Company's share repurchase plans at an average price of $64.38 per share, for an aggregate purchase price of approximately $85.0 million, and paid quarterly dividends of $9.0 million, for a total capital return of $94.0 million.
◦The Bank and the Company continue to be above well-capitalized across all measures of regulatory capital, with total common equity Tier 1 capital of 14.01% and 13.91%, respectively, and total risk-based capital of 15.21% and 15.66%, respectively.

FINANCIAL CONDITION
Total assets increased $792.8 million to $22.1 billion at March 31, 2026 compared to December 31, 2025. This increase is primarily comprised of the following:
•Total cash and cash equivalents increased $772.4 million, primarily due to increases in deposits.
•Total investment securities increased $29.5 million:
◦Investment securities available-for-sale increased $39.6 million, primarily due to purchases of $154.3 million, partially offset by repayments, maturities and calls of $102.6 million and decreased market values of $11.5 million.
◦Investment securities held-to-maturity decreased $10.1 million, primarily due to repayments, maturities and calls of $13.5 million, partially offset by $3.3 million of amortization of net unrealized losses on available-for-sale securities transferred to held-to-maturity.
•Other real estate owned increased $12.5 million, due to the transfer of an existing nonperforming land development loan during the quarter.
•Other assets decreased $37.1 million, primarily due to a $25.4 million decrease in receivables due to the settlement timing of ACH payments and a $6.3 million decrease in derivatives from our Capital Markets business due to changes in fair value.
Total liabilities increased $806.9 million to $19.4 billion at March 31, 2026 compared to December 31, 2025. This increase is primarily comprised of the following:
•Client deposits increased $826.0 million primarily due to an increase in noninterest demand deposits, driven by growth in Trust and Commercial deposits.
•Other liabilities decreased $27.5 million, primarily due to a decrease of $49.3 million in our accrued expenses primarily related to incentive payments made in the first quarter of 2026, partially offset by increases of $13.9 million from collateral held on derivatives and derivative liabilities and an $8.9 million increase from commitments to fund lower income housing tax credit investments.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited)."
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS decreased $14.1 million to $2.7 billion at March 31, 2026 compared to December 31, 2025. This decrease was primarily due to $85.0 million for the repurchase of shares of common stock under our stock repurchase plan, the payment of dividends on our common stock of $9.0 million, and an increase of $8.5 million in accumulated other comprehensive loss driven by market value decreases on available-for-sale mortgage-backed securities, partially offset by $86.8 million of net income attributable to WSFS.
In April 2026, as part of our annual capital planning process, the Board of Directors approved an 18% increase in the quarterly cash dividend to $0.20 per share of common stock and an incremental share repurchase authorization of 15% of outstanding shares as of March 31, 2026. The dividend will be paid on May 22, 2026 to stockholders of record as of May 8, 2026.
Book value per share of common stock was $52.24 at March 31, 2026, an increase of $0.97 from $51.27 at December 31, 2025. Tangible book value per share of common stock (a non-GAAP financial measure) was $33.71 at March 31, 2026, an increase of $0.60 from $33.11 at December 31, 2025. We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of March 31, 2026:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,445,373	15.21%	$1,285,983	8.00%	$1,607,479	10.00%
WSFS Financial Corporation	2,518,296	15.66	1,286,847	8.00	1,608,559	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,252,597	14.01	964,487	6.00	1,285,983	8.00
WSFS Financial Corporation	2,237,226	13.91	965,135	6.00	1,286,847	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,252,597	14.01	723,366	4.50	1,044,861	6.50
WSFS Financial Corporation	2,237,226	13.91	723,852	4.50	1,045,563	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,252,597	10.58	851,246	4.00	1,064,058	5.00
WSFS Financial Corporation	2,237,226	10.51	851,849	4.00	1,064,811	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of March 31, 2026, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, the Company separately held $276.9 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

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
As of March 31, 2026, the Company had $2.5 billion in cash, cash equivalents, and restricted cash. Our estimated uninsured deposits were $7.9 billion, or 43% of total client deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $6.5 billion, or 35% of total client deposits.
As of March 31, 2026, the Company had a readily available, secured borrowing capacity of $6.0 billion from the FHLB and $2.2 billion through the Federal Reserve Discount Window. In addition, the Company had $1.9 billion of cash deposited with the Federal Reserve Bank and $0.6 billion in unpledged securities that could be used to support additional borrowings.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At March 31, 2026, we had $172.2 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 19 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases, see Note 8 to the unaudited Consolidated Financial Statements. At March 31, 2026, we had obligations for principal payments on long-term debt including $67.0 million for our trust preferred borrowings, due June 1, 2035, $24.1 million for our trust preferred borrowings due December 15, 2034, and $200.0 million for our senior debt due December 15, 2035. We are also contractually obligated to make interest payments on our long-term debt through their respective maturities.
Commitments to extend credit provide for financing on predetermined terms as long as the client continues to meet specific criteria. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2026, the Company had total commitments to extend credit, including cancellable commitments, of $4.5 billion, which are generally one year commitments.

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
The following table shows our nonperforming assets, past due loans, and troubled loans at the dates indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccruing loans(1):
Commercial and industrial	$21,123	$27,060
Owner-occupied commercial	19,434	6,581
Commercial mortgages	20,044	7,565
Construction	5,956	22,381
Residential	5,039	5,002
Consumer	3,516	3,309
Total nonaccruing loans	75,112	71,898
Other real estate owned	12,717	200
Total nonperforming assets	$87,829	$72,098
Past due loans:
Commercial	$2,008	$12,237
Residential	78	133
Consumer(2)	9,943	10,046
Total past due loans	$12,029	$22,416
Troubled loans:
Commercial	$107,644	$142,613
Residential	1,095	226
Consumer	1,847	1,428
Total troubled loans	$110,586	$144,267
Ratio of allowance for credit losses to total loans and leases(3)	1.36%	1.36%
Ratio of nonaccruing loans to total gross loans and leases(4)	0.57	0.54
Ratio of nonperforming assets to total assets	0.40	0.34
Ratio of allowance for credit losses to nonaccruing loans	240	250
Ratio of allowance for credit losses to total nonperforming assets(5)	205	249
(1)Includes nonaccruing troubled loans.
(2)Includes U.S. government guaranteed student loans with little risk of credit loss.
(3)Reflects allowance for credit losses related to loans and leases over the amortized cost of the total portfolio.
(4)Total loans exclude loans held for sale and reverse mortgages.
(5)Excludes acquired purchase credit deteriorated loans.

Nonperforming assets increased $15.7 million between December 31, 2025 and March 31, 2026. This increase was primarily driven by the additions of an $11.2 million owner-occupied loan and a $6.6 million multifamily loan. The ratio of nonperforming assets to total assets increased from 0.34% at December 31, 2025 to 0.40% at March 31, 2026.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Beginning balance	$72,098	$127,385
Additions	46,660	18,988
Collections	(16,534)	(2,486)
Transfers to accrual	(264)	(277)
Charge-offs	(14,131)	(26,731)
Ending balance	$87,829	$116,879
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

INTEREST RATE SENSITIVITY
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. In 2025, the FOMC lowered the federal funds target rate three times for a total of 75 basis points. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At March 31, 2026, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $2.5 billion. Our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 128.95% at March 31, 2026 compared with 120.45% at December 31, 2025. Likewise, the one-year interest-sensitive gap as a percentage of total assets was 11.50% at March 31, 2026 compared with 8.37% at December 31, 2025.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest margin and economic value of equity ratio at the specified levels at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
% Change in Interest Rate (Basis Points)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)(3)	% Change in Net Interest Margin(1)	Economic Value of Equity(2)(3)
+300	19.8%	20.60%	19.7%	19.98%
+200	13.0%	20.65%	13.4%	20.20%
+100	6.2%	20.63%	7.0%	20.36%
+50	2.9%	20.57%	4.1%	20.39%
+25	1.4%	20.50%	2.7%	20.37%
—	—%	20.44%	—%	19.92%
-25	(0.8)%	20.38%	(0.7)%	19.90%
-50	(1.6)%	20.26%	(1.3)%	19.81%
-100	(3.1)%	20.00%	(2.5)%	19.60%
'-200	(6.3)%	19.20%	(5.1)%	18.90%
'-300	(9.4)%	17.80%	(7.5)%	17.60%
(1)The percentage difference between net interest margin in a stable interest rate environment and net interest margin as projected under the various rate change environments.
(2)The economic value of equity ratio in a stable interest rate environment and the economic value of equity ratio as projected under the various rate change environments.
(3)During the first quarter of 2026, the Company revised its economic value of equity methodology to exclude goodwill and intangible assets to better reflect the Company's underlying interest rate risk profile.
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

RESULTS OF OPERATIONS
Net Interest Income
The following tables provide information concerning the average balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans	$4,701,069	$70,169	6.07%	$4,598,599	$73,154	6.45%
Commercial real estate loans(3)	4,968,948	76,339	6.23	4,881,873	79,095	6.57
Commercial leases	588,782	12,850	8.73	636,912	13,958	8.77
Residential loans	1,089,151	14,638	5.38	965,624	12,802	5.30
Consumer loans	1,871,601	29,847	6.47	2,061,803	36,649	7.21
Loans held for sale	66,760	1,400	8.50	50,929	1,094	8.71
Total loans and leases	13,286,311	205,243	6.27	13,195,740	216,752	6.67
Mortgage-backed securities(4)	4,191,264	25,242	2.41	4,179,692	24,745	2.37
Investment securities(4)	368,318	2,171	2.72	363,678	2,186	2.74
Other interest-earning assets	1,793,908	16,553	3.74	640,424	7,195	4.56
Total interest-earning assets	$19,639,801	$249,209	5.16%	$18,379,534	$250,878	5.55%
Allowance for credit losses	(184,109)			(196,480)
Cash and due from banks	175,052			188,138
Cash in non-owned ATMs	351,909			379,115
Bank-owned life insurance	37,289			36,202
Other noninterest-earning assets	1,855,211			1,947,736
Total assets	$21,875,153			$20,734,245
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,828,403	$6,055	0.87%	$2,854,258	$7,343	1.04%
Savings	1,395,028	1,163	0.34	1,457,440	1,596	0.44
Money market	5,817,813	36,876	2.57	5,432,622	41,033	3.06
Time deposits	1,962,289	15,403	3.18	2,112,467	21,132	4.06
Total interest-bearing client deposits	12,003,533	59,497	2.01	11,856,787	71,104	2.43
Federal Home Loan Bank advances	44,444	439	4.01	83,818	938	4.54
Trust preferred borrowings	91,055	1,355	6.04	90,854	1,523	6.80
Senior and subordinated debt	196,919	2,766	5.62	206,984	2,074	4.01
Other borrowed funds(5)	21,868	16	0.30	31,701	23	0.29
Total interest-bearing liabilities	$12,357,819	$64,073	2.10%	$12,270,144	$75,662	2.50%
Noninterest-bearing demand deposits	6,105,690			5,040,032
Other noninterest-bearing liabilities	652,541			797,098
Stockholders’ equity of WSFS	2,769,574			2,637,354
Noncontrolling interest	(10,471)			(10,383)
Total liabilities and stockholders’ equity	$21,875,153			$20,734,245
Excess of interest-earning assets over interest-bearing liabilities	$7,281,982			$6,109,390
Net interest income		$185,136			$175,216
Interest rate spread			3.06%			3.05%
Net interest margin			3.83%			3.88%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes commercial mortgage and commercial construction loans.
(4)Includes securities available-for-sale at fair value.
(5)Includes federal funds purchased.

Three months ended March 31, 2026: During the three months ended March 31, 2026, net interest income increased $9.9 million from the three months ended March 31, 2025 primarily driven by higher cash balances from growth in deposits, lower deposit costs, and higher average loan balances, partially offset by lower loan yields. Net interest margin was 3.83% for the first quarter of 2026, a 5 basis point decrease compared to 3.88% for the first quarter of 2025. The decrease was primarily due to the impact of the three interest rate cuts that occurred in 2025.
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
During the three months ended March 31, 2026, we recorded a release of credit losses of $2.0 million, a decrease of $19.3 million, compared to the provision for credit losses of $17.4 million for the three months ended March 31, 2025. The current year release of credit losses as well as the decrease compared to the prior year were both primarily driven by a recovery of C&I loans to a fund invested in office properties that were charged-off in the first quarter of 2025.
The total allowance for credit losses increased to $182.9 million at March 31, 2026 from $182.5 million at December 31, 2025. The ratio of allowance for credit losses to total loans and leases remained flat at 1.36% at March 31, 2026 and December 31, 2025.
The following tables detail the allocation of the ACL related to loans and leases and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of March 31, 2026
Allowance for credit losses	$51,312	$8,168	$48,816	$13,870	$15,840	$7,330	$34,675	$180,011
% of ACL to total ACL	28%	5%	27%	8%	9%	4%	19%	100%
Loan portfolio balance	$2,877,188	$1,934,366	$3,882,159	$1,033,823	$587,783	$1,088,054	$1,853,618	$13,256,991
% to total loans and leases	22%	15%	29%	8%	4%	8%	14%	100%
Three months ended March 31, 2026
Charge-offs	$(5,748)	$(298)	$—	$(3,735)	$(2,920)	$—	$(1,666)	$(14,367)
Recoveries	16,303	11	2	—	846	45	617	17,824
Net recoveries (charge-offs)	$10,555	$(287)	$2	$(3,735)	$(2,074)	$45	$(1,049)	$3,457
Average loan balance	$2,767,595	$1,933,474	$3,905,895	$1,063,053	$588,782	$1,085,472	$1,871,601	$13,215,872
Ratio of net (recoveries) charge-offs to average gross loans	(1.55)%	0.06%	0.00%	1.42%	1.43%	(0.02)%	0.23%	(0.11)%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of December 31, 2025
Allowance for credit losses	$52,927	$7,626	$48,047	$13,264	$16,449	$6,764	$34,570	$179,647
% of ACL to total ACL	30%	4%	27%	7%	9%	4%	19%	100%
Loan portfolio balance	$2,796,654	$1,937,339	$3,916,159	$1,023,911	$603,321	$1,086,102	$1,894,460	$13,257,946
% to total loans and leases	20%	15%	30%	8%	5%	8%	14%	100%
Year ended December 31, 2025
Charge-offs	$(32,120)	$(215)	$(4,583)	$(4,900)	$(14,386)	$—	$(18,863)	$(75,067)
Recoveries	4,894	19	622	—	2,959	188	6,980	15,662
Net (charge-offs) recoveries	$(27,226)	$(196)	$(3,961)	$(4,900)	$(11,427)	$188	$(11,883)	$(59,405)
Average loan balance	$2,671,383	$1,944,563	$3,940,590	$918,878	$623,005	$993,870	$1,965,557	$13,057,846
Ratio of net charge-offs (recoveries) to average gross loans	1.02%	0.01%	0.10%	0.53%	1.83%	(0.02)%	0.60%	0.45%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 7 to the unaudited Consolidated Financial Statements and "Nonperforming Assets" above for further information.
Noninterest Income
Three months ended March 31, 2026: During the three months ended March 31, 2026, noninterest income was $90.1 million, an increase of $9.2 million from $80.9 million during the three months ended March 31, 2025. The increase was driven by double-digit growth across several of our fee-based businesses, including WSFS Institutional Services®, BMT-DE, Capital Markets, and WSFS Home Lending. These increases were partially offset by a $2.7 million decrease in Cash Connect®, primarily due to the impact of interest rates and lower ATM volumes.
Noninterest Expense
Three months ended March 31, 2026: During the three months ended March 31, 2026, noninterest expense was $162.8 million, an increase of $11.0 million from $151.8 million for the three months ended March 31, 2025. The increase was primarily due to an increase of $9.4 million from salaries and benefits from the impact of lower incentive payments made in the first quarter of 2025, higher salaries due to annual merit-based increases, and higher medical costs. Additionally, restructuring expenses increased $2.5 million, due to a loss on a property sale and a write-down of held-for-sale real estate, and loan workout and other credit costs increased $1.9 million. These increases were partially offset by a $3.9 million decrease in other operating expenses, primarily related to a decrease in Cash Connect® external funding costs, driven by lower ATM volumes and rates.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $27.6 million during the three months ended March 31, 2026 compared to income tax expense of $21.1 million for the same period in 2025. The increase for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to higher income before taxes in 2026.
Our effective tax rate was 24.1% for the three months ended March 31, 2026 compared to 24.3% for the three months ended March 31, 2025. The reduction was primarily due to increased federal tax credits.
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

(Dollars and share amounts in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Stockholders’ equity of WSFS	$2,724,493	$2,738,545
Less: Goodwill and other intangible assets	966,388	969,903
Tangible common equity (numerator)	$1,758,105	$1,768,642
Shares of common stock outstanding (denominator)	52,149	53,410
Book value per share of common stock	$52.24	$51.27
Goodwill and other intangible assets	18.53	18.16
Tangible book value per share of common stock	$33.71	$33.11
CRITICAL ACCOUNTING ESTIMATES
The preparation of the unaudited Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those related to the allowance for credit losses, business combinations, deferred taxes, fair value measurements and goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2026, it is possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting estimates at March 31, 2026 did not significantly change from our critical accounting estimates at December 31, 2025, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS
Recent legislative and regulatory developments at March 31, 2026 did not significantly change from our recent legislative and regulatory developments at December 31, 2025, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
(b)Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2026.

Part II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to the information provided in Note 17 – Legal and Other Proceedings to the unaudited Consolidated Financial Statements.
Item 1A. Risk Factors
There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2025, the Board of Directors of the Company approved an incremental authorization to repurchase 5,769,334 shares of common stock, or 10% of its outstanding shares as of March 31, 2025. Under the plan, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The plan is consistent with our intent to optimize capital levels through a mix of dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks and targeting a corporate common equity Tier 1 capital ratio of approximately 12%.
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2026.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	211,722	$58.80	211,722	3,409,485
February 1, 2026 - February 28, 2026	610,000	67.12	610,000	2,799,485
March 1, 2026 - March 31, 2026	497,904	63.39	497,904	2,301,581
Total	1,319,626	$64.38	1,319,626
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the period covered by this Quarterly Report on Form 10-Q, Rodger Levenson, Chairman, President and Chief Executive Officer the Company adopted a Rule 10b5-1 trading plan (the Plan) intended to comply with Rule 10b5-1(c) of the Securities and Exchange Act of 1934. The Plan was entered into in accordance with the Company’s insider trading policy and applicable securities laws. The Plan was adopted on March 11, 2026 and provides for the potential exercise of vested stock options and the associated sale of up to 65,446 shares of the Company’s common stock between June 10, 2026 and June 30, 2027.
During the period covered by this Quarterly Report on Form 10-Q, no other director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

WSFS FINANCIAL CORPORATION

Date: May 4, 2026	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Date: May 4, 2026	/s/ David Burg
David Burg
Executive Vice President, Chief Financial Officer