Form 10-Q
period 2026-06-30
WSFS FINANCIAL CORP
filed 2026-08-05
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 51,090,605 shares as of July 31, 2026.

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
•any impairments of the Company's goodwill, other intangible assets, or equity investments;
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
•adverse judgments or other resolution of pending and future legal proceedings, and costs incurred in defending such proceedings;
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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share and share data)	2026	2025	2026	2025
Interest income:
Interest and fees on loans and leases	$208,206	$216,005	$413,449	$432,757
Interest on mortgage-backed securities	27,975	24,531	53,217	49,276
Interest and dividends on investment securities:
Taxable	700	700	1,399	1,399
Tax-exempt	1,457	1,486	2,929	2,973
Other interest income	18,498	10,468	35,051	17,663
	256,836	253,190	506,045	504,068
Interest expense:
Interest on deposits	59,694	70,124	119,191	141,228
Interest on Federal Home Loan Bank advances	491	949	930	1,887
Interest on senior debt	2,765	1,089	5,531	3,163
Interest on trust preferred borrowings	1,370	1,518	2,725	3,041
Interest on other borrowings	16	15	32	38
	64,336	73,695	128,409	149,357
Net interest income	192,500	179,495	377,636	354,711
Provision for credit losses	5,044	12,621	3,046	29,971
Net interest income after provision for credit losses	187,456	166,874	374,590	324,740
Noninterest income:
Credit/debit card and ATM income	15,620	18,309	30,686	37,052
Investment management and fiduciary income	51,460	43,774	100,587	83,055
Deposit service charges	7,041	6,802	13,918	13,555
Mortgage banking activities, net	1,323	2,341	3,684	4,141
Loan and lease fee income	1,618	1,430	3,620	2,895
Unrealized loss on equity investments, net	(4,134)	—	(4,134)	—
Realized gain on sale of equity investments, net	159	18	159	18
Other income	16,881	15,335	31,563	28,190
	89,968	88,009	180,083	168,906
Noninterest expense:
Salaries, benefits and other compensation	95,767	89,145	187,654	171,622
Occupancy expense	8,309	8,829	18,448	18,722
Equipment expense	13,661	13,778	26,933	26,506
Data processing and operations expenses	5,246	5,010	10,257	9,705
Professional fees	4,752	6,211	8,870	10,909
Marketing expense	2,567	1,925	4,702	3,620
FDIC expenses	2,523	2,433	5,157	5,011
Loan workout and other credit costs	2,087	1,629	4,261	1,869
Corporate development expense	63	(329)	120	(270)
Restructuring expense	—	—	2,796	260
Other operating expense	31,325	30,712	59,867	63,184
	166,300	159,343	329,065	311,138
Income before taxes	111,124	95,540	225,608	182,508
Income tax provision	26,795	23,319	54,434	44,420
Net income	$84,329	$72,221	$171,174	$138,088
Less: Net loss attributable to noncontrolling interest	(69)	(105)	(51)	(134)
Net income attributable to WSFS	$84,398	$72,326	$171,225	$138,222
Earnings per share:
Basic	$1.63	$1.28	$3.27	$2.40
Diluted	$1.63	$1.27	$3.26	$2.39
Weighted average shares of common stock outstanding:
Basic	51,799,002	56,702,264	52,319,407	57,572,272
Diluted	51,935,567	56,851,797	52,475,721	57,765,602

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$84,329	$72,221	$171,174	$138,088
Less: Net loss attributable to noncontrolling interest	(69)	(105)	(51)	(134)
Net income attributable to WSFS	84,398	72,326	171,225	138,222
Other comprehensive income (loss):
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(2,733), $7,165, $(5,488), and $29,282, respectively	(8,655)	22,688	(17,380)	92,725
Net change in securities held-to-maturity
Amortization of net unrealized losses on available-for-sale securities reclassified to held-to-maturity, net of tax expense of $917, $1,032, $1,822, and $2,038, respectively	2,904	3,267	5,771	6,455
Net change in unfunded pension liability
Change in unfunded pension liability related to unrealized gain and prior service cost, net of tax benefit of $28, $19, $209, and $39, respectively	(88)	(61)	(663)	(122)
Net change in cash flow hedge
Net unrealized (loss) gain arising during the period, net of tax (benefit) expense of $(1,971), $455, $(2,631), and $1,363, respectively	(6,241)	1,440	(8,333)	4,315
Net change in equity method investments
Net change in other comprehensive income of equity method investments, net of tax benefit of $18, $5, $23, and $206, respectively	(57)	(16)	(72)	(652)
Total other comprehensive (loss) income	(12,137)	27,318	(20,677)	102,721
Total comprehensive income	$72,261	$99,644	$150,548	$240,943
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	June 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$2,173,149	$1,326,339
Cash in non-owned ATMs	392,494	363,926
Interest-bearing deposits in other banks including collateral (restricted cash) of $2,480 at June 30, 2026 and $6,530 at December 31, 2025	4,993	8,889
Total cash, cash equivalents, and restricted cash	2,570,636	1,699,154
Investment securities, available-for-sale (amortized cost of $4,359,331 at June 30, 2026 and $4,037,700 at December 31, 2025)	3,841,008	3,542,246
Investment securities, held-to-maturity, net of allowance for credit losses of $5 at June 30, 2026 and December 31, 2025 (fair value $845,831 at June 30, 2026 and $879,066 at December 31, 2025)	943,292	968,331
Other investments	8,877	13,441
Loans, held for sale at fair value	33,926	61,573
Loans and leases, net of allowance for credit losses of $177,263 at June 30, 2026 and $179,647 at December 31, 2025	13,289,859	13,082,027
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	24,361	10,194
Other real estate owned	12,690	200
Accrued interest receivable	78,076	80,285
Premises and equipment	75,598	80,320
Goodwill and intangible assets	962,451	969,903
Other assets, net of allowance for credit losses of $2,767 at June 30, 2026 and $2,848 at December 31, 2025	813,174	806,402
Total assets	$22,653,948	$21,314,076
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,008,388	$5,576,598
Interest-bearing	11,995,247	12,065,890
Total deposits	19,003,635	17,642,488
Trust preferred borrowings	91,128	91,047
Senior debt	197,048	196,891
Other borrowed funds	18,841	14,744
Accrued interest payable	16,229	19,646
Other liabilities	615,993	621,185
Total liabilities	19,942,874	18,586,001
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 76,678,219 at June 30, 2026 and 76,456,499 at December 31, 2025	767	765
Capital in excess of par value	2,010,400	2,005,747
Accumulated other comprehensive loss	(466,224)	(445,547)
Retained earnings	2,273,507	2,121,706
Treasury stock at cost, 25,290,557 shares at June 30, 2026 and 23,046,983 shares at December 31, 2025	(1,096,652)	(944,126)
Total stockholders’ equity of WSFS	2,721,798	2,738,545
Noncontrolling interest	(10,724)	(10,470)
Total stockholders' equity	2,711,074	2,728,075
Total liabilities and stockholders' equity	$22,653,948	$21,314,076

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2026
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, March 31, 2026	76,515,913	$765	$2,008,190	$(454,087)	$2,199,504	$(1,029,879)	$2,724,493	$(10,452)	$2,714,041
Net income (loss)	—	—	—	—	84,398	—	84,398	(69)	84,329
Other comprehensive loss	—	—	—	(12,137)	—	—	(12,137)	—	(12,137)
Cash dividend, $0.20 per share	—	—	—	—	(10,395)	—	(10,395)	—	(10,395)
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	(203)	(203)
Issuance of common stock including proceeds from exercise of common stock options (1)	162,306	2	(1,368)	—	—	—	(1,366)	—	(1,366)
Stock-based compensation expense	—	—	3,578	—	—	—	3,578	—	3,578
Repurchases of common stock (2)	—	—	—	—	—	(66,773)	(66,773)	—	(66,773)
Balance, June 30, 2026	76,678,219	$767	$2,010,400	$(466,224)	$2,273,507	$(1,096,652)	$2,721,798	$(10,724)	$2,711,074

	Six Months Ended June 30, 2026
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2025	76,456,499	$765	$2,005,747	$(445,547)	$2,121,706	$(944,126)	$2,738,545	$(10,470)	$2,728,075
Net income (loss)	—	—	—	—	171,225	—	171,225	(51)	171,174
Other comprehensive loss	—	—	—	(20,677)	—	—	(20,677)	—	(20,677)
Cash dividend, $0.37 per share	—	—	—	—	(19,424)	—	(19,424)	—	(19,424)
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	(203)	(203)
Issuance of common stock including proceeds from exercise of common stock options (3)	221,720	2	(2,455)	—	—	—	(2,453)	—	(2,453)
Stock-based compensation expense	—	—	7,108	—	—	—	7,108	—	7,108
Repurchases of common stock (4)	—	—	—	—	—	(152,526)	(152,526)	—	(152,526)
Balance, June 30, 2026	76,678,219	$767	$2,010,400	$(466,224)	$2,273,507	$(1,096,652)	$2,721,798	$(10,724)	$2,711,074
(1)Issuance of common stock includes 76,185 shares withheld to cover tax liabilities and option exercise costs.
(2)Repurchases of common stock include 923,948 shares repurchased in connection with the Company's share repurchase plan approved by the Board of Directors.
(3)Issuance of common stock includes 105,262 shares withheld to cover tax liabilities and option exercise costs.
(4)Repurchases of common stock include 2,243,574 shares repurchased in connection with the Company's share repurchase plan approved by the Board of Directors.

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
(2)Repurchases of common stock include 1,556,199 shares repurchased in connection with the Company's share repurchase plan approved by the Board of Directors.
(3)Issuance of common stock includes 83,218 shares withheld to cover tax liabilities.
(4)Repurchases of common stock include 2,583,413 shares repurchased in connection with the Company's share repurchase plan approved by the Board of Directors.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025

Operating activities:
Net income	$171,174	$138,088
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,046	29,971
Depreciation of premises and equipment, net	7,342	6,069
Accretion of fees and discounts, net	(12,486)	(12,645)
Amortization of intangible assets	7,329	7,793
Amortization of right-of-use lease assets	4,550	4,842
Decrease in operating lease liability	(5,795)	(5,515)
Income from mortgage banking activities, net	(3,684)	(4,141)
Loss on sale of other real estate owned and valuation adjustments, net	11	809
Stock-based compensation expense	7,108	6,327
Unrealized loss on equity investments, net	4,134	—
Realized gain on sale of equity investments, net	(159)	(18)
Gain on sale of credit card portfolio	(1,746)	—
Gain on sale of WSFS Wealth Management, LLC business	—	(386)
Deferred income tax benefit	7,392	7,560
Decrease in accrued interest receivable	2,209	4,902
(Increase) decrease in other assets	(14,685)	63,737
Origination of loans held for sale	(228,161)	(234,182)
Proceeds from sales of loans held for sale	127,070	183,281
(Increase) decrease in value of bank owned life insurance	(1,417)	280
Increase in capitalized interest, net	(275)	(1,046)
Decrease in accrued interest payable	(3,417)	(9,039)
Increase (decrease) in other liabilities	4,119	(140,757)
Net cash provided by operating activities	$73,659	$45,930
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	31,788	28,426
Purchases of investment securities available-for-sale	(533,492)	(54,948)
Repayments, maturities and calls of investment securities available-for-sale	211,850	191,276
Proceeds from bank-owned life insurance death benefit	—	241
Net (increase) decrease in loans	(120,732)	116,802
Proceeds from sale of credit card portfolio	34,349	—
Net cash from sale of WSFS Wealth Management, LLC business	—	2,425
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(370,000)	(238,017)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	355,833	227,882
Sales of other real estate owned	216	4,085
Investment in premises and equipment	(2,620)	(4,407)
Net cash (used in) provided by investing activities	$(392,808)	$273,765

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Financing activities:
Net increase in demand and saving deposits	$1,503,974	$125,563
Decrease in time deposits	(138,737)	(44,284)
Receipts from FHLB advances	8,550,000	5,950,000
Repayments of FHLB advances	(8,550,000)	(5,950,000)
Repurchase of noncontrolling interest	(203)	—
Cash dividend	(19,424)	(18,415)
Issuance of common stock including proceeds from exercise of common stock options	(2,453)	(3,179)
Redemption of subordinated debt	—	(70,000)
Repurchases of common stock	(152,526)	(132,700)
Net cash provided by (used in) financing activities	$1,190,631	$(143,015)
Increase in cash, cash equivalents, and restricted cash	871,482	176,680
Cash, cash equivalents, and restricted cash at beginning of period	1,699,154	1,154,818
Cash, cash equivalents, and restricted cash at end of period	$2,570,636	$1,331,498
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$131,826	$158,396
Income taxes(1)	33,931	33,297
Non-cash information:
Loans transferred to other real estate owned	$12,717	$336
Loans transferred to portfolio from held for sale at fair value	129,641	(54,865)
(1)Includes $11.4 million related to the purchase of renewable energy tax credits for the six months ended June 30, 2025.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(UNAUDITED)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company), and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). The Company's accounting and reporting policies conform to Generally Accepted Accounting Principles in the U.S. (GAAP), prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2026. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Annual Report on Form 10-K) that was filed with the SEC on March 2, 2026 and is available at www.sec.gov or on the website at www.wsfsbank.com. All significant intercompany accounts and transactions were eliminated in consolidation.
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
Significant Accounting Policies
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2025 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at June 30, 2026.
Recently Adopted Accounting Guidance
There were no applicable material accounting pronouncements adopted by the Company since December 31, 2025.
Accounting Guidance Pending Adoption as of June 30, 2026
ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03): In November 2024, the FASB issued ASU 2024-03, which requires entities to disclose disaggregated information about certain income statement expense line items in the notes to their financial statements on an annual and interim basis. Subsequently, in January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, making ASU 2024-03 effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.
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
ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11): In December 2025, the FASB issued ASU 2025-11 which clarifies the current requirements of interim financial statements, including its form and content, and includes a disclosure principle that requires entities to disclose events since the last annual reporting period that have a material impact on the entity. The amendments are effective for interim periods within annual reporting periods beginning after December 15, 2027, on a prospective or a retrospective basis. Early adoption is permitted. The Company does not expect this update to have a material impact on its disclosures.

2. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Bailment fees	$10,604	$13,281	$21,539	$27,456
Interchange fees	4,203	4,077	7,681	7,824
Other card and ATM fees	813	951	1,466	1,772
Total credit/debit card and ATM income	$15,620	$18,309	$30,686	$37,052
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
Credit/debit card and ATM income also includes interchange fees. Interchange fees are paid by a merchant's bank to a bank that issued a debit or credit card used in a transaction to compensate the issuing bank for the value and benefit the merchant receives from accepting electronic payments. These revenue streams generate fee income at the time a transaction occurs and are recorded as revenue at the time of the transaction. Subsequent to the Company's sale of its credit card portfolio in June 2026, the Company earns a portion of the interchange fees received by the issuing bank of WSFS-branded credit cards.
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
WSFS Institutional Services®	$26,658	$19,852	$51,873	$37,119
Private Wealth Management	15,174	15,923	30,148	30,909
The Bryn Mawr Trust Company of Delaware	9,628	7,999	18,566	15,027
Total investment management and fiduciary income	$51,460	$43,774	$100,587	$83,055
Investment management and fiduciary income is composed of fees from WSFS Institutional Services®, The Bryn Mawr Trust Company of Delaware (BMT-DE), and Private Wealth Management. WSFS Institutional Services® provides trustee, agency, bankruptcy administration, custodial and commercial domicile services to institutional, corporate Clients and special purpose vehicles.
Private Wealth management fees consist of fees from Bryn Mawr Trust® and Bryn Mawr Trust Advisors, LLC. It also included WSFS Wealth® Management, LLC (family office) and WSFS Wealth® Investments through June 30, 2025. Private Wealth Management fees are based on revenue earned from services including asset management, financial planning, and brokerage. The fees are based on the market value of assets, a flat fee, or brokerage commissions. This revenue stream primarily generates fee income through monthly, quarterly and annual billings for the services.
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Service fees	$4,780	$4,642	$9,377	$9,248
Return and overdraft fees	1,970	1,857	3,952	3,695
Other deposit service fees	291	303	589	612
Total deposit service charges	$7,041	$6,802	$13,918	$13,555
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
Other income
The following table presents the components of other income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Managed service fees	$5,299	$5,115	$10,262	$9,882
Currency preparation	1,663	1,676	3,215	3,461
ATM loss protection	668	658	1,311	1,304
Capital markets revenue	3,246	1,915	5,638	3,593
Miscellaneous products and services	6,005	5,971	11,137	9,950
Total other income	$16,881	$15,335	$31,563	$28,190
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
See Note 13 for further information about the disaggregation of noninterest income by segment.

3. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to WSFS	$84,398	$72,326	$171,225	$138,222
Denominator:
Weighted average basic shares	51,799	56,702	52,319	57,572
Dilutive potential common shares	137	150	157	194
Weighted average fully diluted shares	51,936	56,852	$52,476	$57,766
Earnings per share:
Basic	$1.63	$1.28	$3.27	$2.40
Diluted	$1.63	$1.27	$3.26	$2.39
Outstanding common stock equivalents having no dilutive effect	—	—	—	1
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

4. INVESTMENT SECURITIES
Debt Securities
The following tables detail the amortized cost, allowance for credit losses and the estimated fair value of the Company's investments in available-for-sale and held-to-maturity debt securities. None of the Company's investments in debt securities are classified as trading.

	June 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligations (CMO)	$455,189	$237	$73,447	$—	$381,979
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,436,640	1,288	401,338	—	3,036,590
Freddie Mac (FHLMC) MBS	157,384	34	8,683	—	148,735
Ginnie Mae (GNMA) MBS	91,106	227	2,917	—	88,416
Government-sponsored enterprises (GSE) agency notes	219,012	—	33,724	—	185,288
	$4,359,331	$1,786	$520,109	$—	$3,841,008
Held-to-Maturity Debt Securities(1)
FNMA MBS	$766,440	$—	$97,327	$—	$669,113
State and political subdivisions	176,857	580	714	5	176,718
	$943,297	$580	$98,041	$5	$845,831
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $75.8 million at June 30, 2026, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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

The scheduled maturities of available-for-sale debt securities at June 30, 2026 and December 31, 2025 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2026 (1)
Within one year	$307,598	$306,874
After one year but within five years	247,738	233,568
After five years but within ten years	564,189	503,230
After ten years	3,239,805	2,797,335
	$4,359,331	$3,841,008
December 31, 2025 (1)
Within one year	$46,226	$45,836
After one year but within five years	219,281	208,380
After five years but within ten years	471,231	422,496
After ten years	3,300,962	2,865,534
	$4,037,700	$3,542,246
(1)Actual maturities could differ from contractual maturities.
As of June 30, 2026, the Company’s available-for-sale investment securities consisted of 1,071 securities, 1,003 of which were in an unrealized loss position, and substantially all of the Company's available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The scheduled maturities of held-to-maturity debt securities at June 30, 2026 and December 31, 2025 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2026 (1)
Within one year	$2,650	$2,645
After one year but within five years	19,941	19,932
After five years but within ten years	78,950	79,069
After ten years	841,756	744,185
	$943,297	$845,831
December 31, 2025 (1)
Within one year	$1,920	$1,918
After one year but within five years	21,180	21,166
After five years but within ten years	69,374	69,851
After ten years	875,862	786,131
	$968,336	$879,066
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
Investment securities with fair market values aggregating $3.6 billion and $4.1 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of June 30, 2026 and December 31, 2025, respectively.

During the six months ended June 30, 2026 and 2025, the Company had no sales of debt securities categorized as available-for-sale.
As of June 30, 2026 and December 31, 2025, the Company's debt securities portfolio had remaining unamortized premiums of $36.7 million and $40.4 million, respectively, and unaccreted discounts of $34.3 million and $17.4 million, respectively.
For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at June 30, 2026.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$13,431	$256	$358,632	$73,191	$372,063	$73,447
FNMA MBS	457,986	6,020	2,390,367	395,318	2,848,353	401,338
FHLMC MBS	34,840	287	99,009	8,396	133,849	8,683
GNMA MBS	19,424	271	30,010	2,646	49,434	2,917
GSE agency notes	—	—	185,289	33,724	185,289	33,724
	$525,681	$6,834	$3,063,307	$513,275	$3,588,988	$520,109
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
The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of June 30, 2026.

At June 30, 2026 and December 31, 2025, held-to-maturity debt securities had an amortized cost basis of $943.3 million and $968.3 million, respectively. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its non-government and non-agency securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of June 30, 2026, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$176,857
Not rated	766,440	—
Ending balance	$766,440	$176,857
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2025, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$179,897
Not rated	788,439	—
Ending balance	$788,439	$179,897
The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS debt securities for the six months ended June 30, 2026 and 2025. See Note 6 for information on the activity in the allowance for credit losses for state and political subdivisions debt securities for the three and six months ended June 30, 2026 and 2025.
Accrued interest receivable of $3.4 million as of June 30, 2026 and December 31, 2025 for held-to-maturity debt securities were excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of June 30, 2026 and December 31, 2025.
Equity Investments
The Company had equity investments of $8.9 million and $13.4 million as of June 30, 2026 and December 31, 2025, respectively.
During the three and six months ended June 30, 2026, the Company recognized an impairment loss of $4.1 million related to one of our equity investments recorded within Unrealized (loss) gain on equity investments, net in the unaudited Consolidated Statements of Income. The Company also recognized realized gains of $0.2 million related to our equity investments for the three and six months ended June 30, 2026. The Company recognized realized gains of less than $0.1 million related to our equity investments for the three and six months ended June 30, 2025.

5. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$3,013,715	$2,796,654
Owner-occupied commercial	1,930,367	1,937,339
Commercial mortgages	3,883,849	3,916,159
Construction	1,002,999	1,023,911
Commercial small business leases	584,175	603,321
Residential(1)	1,236,779	1,089,830
Consumer(2)	1,815,238	1,894,460
	13,467,122	13,261,674
Less:
Allowance for credit losses	177,263	179,647
Net loans and leases	$13,289,859	$13,082,027
(1) Includes reverse mortgages at fair value of $4.0 million at June 30, 2026 and $3.7 million at December 31, 2025.
(2) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $61.9 million and $64.9 million at June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

6. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of the total allowance for credit losses for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026				Six months ended June 30, 2026
(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Allowance for credit losses
Beginning balance	$180,011	$5	$2,860	$182,876	$179,647	$5	$2,848	$182,500
Charge-offs	(9,284)	—	(1,182)	(10,466)	(23,651)	—	(3,027)	(26,678)
Recoveries	2,172	—	409	2,581	19,996	—	1,171	21,167
Provision	4,364	—	680	5,044	1,271	—	1,775	3,046
Ending balance	$177,263	$5	$2,767	$180,035	$177,263	$5	$2,767	$180,035

	Three months ended June 30, 2025				Six months ended June 30, 2025
(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Allowance for credit losses
Beginning balance	$187,515	$6	$567	$188,088	$195,281	$7	$—	$195,288
Charge-offs	(8,566)	—	(1,821)	(10,387)	(35,667)	—	(1,821)	(37,488)
Recoveries	7,454	—	—	7,454	10,005	—	—	10,005
Charge-offs from transfer of loans to held for sale	(8,655)	—	—	(8,655)	(8,655)	—	—	(8,655)
Provision (release)	8,556	—	4,065	12,621	25,340	(1)	4,632	29,971
Ending balance	$186,304	$6	$2,811	$189,121	$186,304	$6	$2,811	$189,121
(1)See Note 4 for further detail on the HTM securities allowance.

Allowance for Credit Losses Related to Loans and Leases
The following tables provide the activity of allowance for credit losses and loan balances for our loan and lease portfolio for the three and six months ended June 30, 2026 and 2025. For the three and six months ended June 30, 2026, the decrease was primarily due to the previously disclosed recovery on loans charged-off in the first quarter of 2025 and the release of the allowance for credit losses on the credit card portfolio due to the sale.

(Dollars in thousands)	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended June 30, 2026
Allowance for credit losses
Beginning balance	$51,312	$8,168	$48,816	$13,870	$15,840	$7,330	$34,675	$180,011
Charge-offs	(3,658)	—	(1,740)	—	(2,417)	—	(1,469)	(9,284)
Recoveries	334	1	532	—	724	49	532	2,172
Provision (release)	3,895	548	1,843	(329)	3,277	(1,119)	(3,751)	4,364
Ending balance	$51,883	$8,717	$49,451	$13,541	$17,424	$6,260	$29,987	$177,263
Six months ended June 30, 2026
Allowance for credit losses
Beginning balance	$52,927	$7,626	$48,047	$13,264	$16,449	$6,764	$34,570	$179,647
Charge-offs	(9,406)	(298)	(1,740)	(3,735)	(5,337)	—	(3,135)	(23,651)
Recoveries	16,637	12	534	—	1,570	94	1,149	19,996
(Release) provision	(8,275)	1,377	2,610	4,012	4,742	(598)	(2,597)	1,271
Ending balance	$51,883	$8,717	$49,451	$13,541	$17,424	$6,260	$29,987	$177,263
Period-end allowance allocated to:
Loans evaluated on an individual basis	$—	$—	$—	$2,035	$—	$—	$—	$2,035
Loans evaluated on a collective basis	51,883	8,717	49,451	11,506	17,424	6,260	29,987	175,228
Ending balance	$51,883	$8,717	$49,451	$13,541	$17,424	$6,260	$29,987	$177,263
Period-end loan balances:
Loans evaluated on an individual basis	$19,847	$20,513	$11,522	$7,939	$—	$7,056	$3,602	$70,479
Loans evaluated on a collective basis	2,993,868	1,909,854	3,872,327	995,060	584,175	1,225,718	1,811,636	13,392,638
Ending balance	$3,013,715	$1,930,367	$3,883,849	$1,002,999	$584,175	$1,232,774	$1,815,238	$13,463,117
(1)Period-end loan balance excludes reverse mortgages at fair value of $4.0 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner - occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended June 30, 2025
Allowance for credit losses
Beginning balance	$50,736	$8,410	$49,792	$9,691	$17,109	$5,697	$46,080	$187,515
Charge-offs	(1,280)	—	(197)	—	(4,376)	—	(2,713)	(8,566)
Recoveries	1,865	5	2	—	714	50	4,818	7,454
Charge-offs arising from transfer of loans to held for sale	(552)	—	—	—	—	—	(8,103)	(8,655)
Provision (release)	1,352	169	5,178	1,005	4,854	68	(4,070)	8,556
Ending balance	$52,121	$8,584	$54,775	$10,696	$18,301	$5,815	$36,012	$186,304
Six months ended June 30, 2025
Allowance for loan losses
Beginning balance	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
Charge-offs	(21,151)	—	(197)	—	(7,343)	—	(6,976)	(35,667)
Recoveries	2,444	12	527	—	1,333	97	5,592	10,005
Charge-offs arising from transfer of loans to held for sale	(552)	—	—	—	—	—	(8,103)	(8,655)
Provision (release)	14,249	(567)	5,483	1,511	8,346	152	(3,834)	25,340
Ending balance	$52,121	$8,584	$54,775	$10,696	$18,301	$5,815	$36,012	$186,304
Period-end allowance allocated to:
Loans evaluated on an individual basis	$—	$—	$5,125	$1,169	$—	$—	$—	$6,294
Loans evaluated on a collective basis	52,121	8,584	49,650	9,527	18,301	5,815	36,012	180,010
Ending balance	$52,121	$8,584	$54,775	$10,696	$18,301	$5,815	$36,012	$186,304
Period-end loan balances:
Loans evaluated on an individual basis	$27,551	$6,311	$24,115	$28,505	$—	$7,665	$3,456	$97,603
Loans evaluated on a collective basis	2,716,841	1,941,283	3,887,422	829,126	630,127	968,797	1,918,347	12,891,943
Ending balance	$2,744,392	$1,947,594	$3,911,537	$857,631	$630,127	$976,462	$1,921,803	$12,989,546
(1)Period-end loan balance excludes reverse mortgages at fair value of $4.7 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	June 30, 2026
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$4,967	$282	$5,249	$2,988,619	$19,847	$—	$3,013,715
Owner-occupied commercial	3,118	1	3,119	1,906,905	20,343	—	1,930,367
Commercial mortgages	2,412	212	2,624	3,869,703	11,522	—	3,883,849
Construction	67	—	67	994,993	2,504	5,435	1,002,999
Commercial small business leases	6,726	11	6,737	577,438	—	—	584,175
Residential(1)	3,077	—	3,077	1,224,583	5,114	—	1,232,774
Consumer(2)	8,251	7,606	15,857	1,795,875	3,506	—	1,815,238
Total	$28,618	$8,112	$36,730	$13,358,116	$62,836	$5,435	$13,463,117
% of Total Loans	0.21%	0.06%	0.27%	99.22%	0.47%	0.04%	100%
(1)Residential accruing current balances excludes reverse mortgages at fair value of $4.0 million.
(2)Includes $11.2 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

	December 31, 2025
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$4,634	$2,062	$6,696	$2,762,898	$16,842	$10,218	$2,796,654
Owner-occupied commercial	7,152	50	7,202	1,923,556	6,581	—	1,937,339
Commercial mortgages	44,139	9,533	53,672	3,854,922	7,565	—	3,916,159
Construction	1,716	—	1,716	999,814	16,946	5,435	1,023,911
Commercial small business leases	6,536	592	7,128	596,193	—	—	603,321
Residential(1)	3,851	133	3,984	1,077,116	5,002	—	1,086,102
Consumer(2)	10,719	10,046	20,765	1,870,386	3,309	—	1,894,460
Total	$78,747	$22,416	$101,163	$13,084,885	$56,245	$15,653	$13,257,946
% of Total Loans	0.59%	0.17%	0.76%	98.70%	0.42%	0.12%	100%
(1)Residential accruing current balances excludes reverse mortgages, at fair value of $3.7 million.
(2)Includes $15.2 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial	$13,094	$6,753	$17,557	$9,504
Owner-occupied commercial	20,343	—	6,580	—
Commercial mortgages	11,522	—	7,565	—
Construction	7,939	—	22,381	—
Residential(1)	5,114	—	5,002	—
Consumer(2)	3,485	21	3,285	24
Total	$61,497	$6,774	$62,370	$9,528
(1)Excludes reverse mortgages at fair value.
(2)Includes home equity lines of credit.
As of June 30, 2026, there were 25 residential loans and 41 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $5.2 million and $38.7 million, respectively. As of December 31, 2025, there were 29 residential loans and 37 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $6.2 million and $36.4 million, respectively. Loan workout and other real estate owned (OREO) expenses were $1.3 million and $3.0 million during the three and six months ended June 30, 2026, and $1.4 million and $2.1 million during three and six months ended June 30, 2025. Loan workout and OREO expenses are included in Loan workout and other credit costs on the unaudited Consolidated Statements of Income.

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of June 30, 2026.

	Term Loans Amortized Cost Basis by Origination Year(1)(2)
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial:
Risk Rating
Pass	$362,154	$790,371	$437,846	$300,065	$192,114	$412,804	$7,697	$334,016	$2,837,067
Special mention	4,591	5,305	1,488	4,942	10,587	3,354	—	9	30,276
Substandard or lower	20,571	25,037	24,716	11,628	10,896	28,864	27	24,633	146,372
	$387,316	$820,713	$464,050	$316,635	$213,597	$445,022	$7,724	$358,658	$3,013,715
Current-period gross charge-offs	$—	$215	$513	$2,086	$5,089	$1,503	$—	$—	$9,406
Owner-occupied commercial:
Risk Rating
Pass	$193,698	$242,887	$203,602	$221,715	$151,818	$559,259	$—	$267,936	$1,840,915
Special mention	—	1,174	2,421	—	2,590	2,182	—	361	8,728
Substandard or lower	2,401	9,059	5,559	10,737	12,768	28,474	—	11,726	80,724
	$196,099	$253,120	$211,582	$232,452	$167,176	$589,915	$—	$280,023	$1,930,367
Current-period gross charge-offs	$—	$—	$253	$—	$45	$—	$—	$—	$298
Commercial mortgages:
Risk Rating
Pass	$400,354	$408,229	$362,004	$407,648	$306,622	$1,207,247	$—	$636,693	$3,728,797
Special mention	—	—	—	—	3,584	11,388	—	4,727	19,699
Substandard or lower	20,817	22,559	3,324	513	15,253	45,733	—	27,154	135,353
	$421,171	$430,788	$365,328	$408,161	$325,459	$1,264,368	$—	$668,574	$3,883,849
Current-period gross charge-offs	$—	$—	$—	$—	$1,740	$—	$—	$—	$1,740
Construction:
Risk Rating
Pass	$117,320	$466,667	$282,413	$70,667	$2,863	$9,254	$—	$35,027	$984,211
Special mention	—	—	—	—	2,008	—	—	—	2,008
Substandard or lower	—	9,863	5,435	974	—	—	—	508	16,780
	$117,320	$476,530	$287,848	$71,641	$4,871	$9,254	$—	$35,535	$1,002,999
Current-period gross charge-offs	$—	$—	$—	$3,735	$—	$—	$—	$—	$3,735
Commercial small business leases:
Risk Rating
Performing	$102,257	$169,555	$155,611	$98,778	$49,411	$8,563	$—	$—	$584,175
Nonperforming	—	—	—	—	—	—	—	—	—
	$102,257	$169,555	$155,611	$98,778	$49,411	$8,563	$—	$—	$584,175
Current-period gross charge-offs	$18	$356	$2,070	$1,332	$1,182	$379	$—	$—	$5,337
Residential(3):
Risk Rating
Performing	$238,396	$215,929	$134,271	$127,650	$55,582	$453,737	$—	$—	$1,225,565
Nonperforming	—	—	—	109	—	7,100	—	—	7,209
	$238,396	$215,929	$134,271	$127,759	$55,582	$460,837	$—	$—	$1,232,774
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer(4):
Risk Rating
Performing	$8,585	$37,157	$177,304	$191,911	$281,711	$288,974	$814,734	$11,151	$1,811,527
Nonperforming	—	—	—	255	415	166	2,646	229	3,711
	$8,585	$37,157	$177,304	$192,166	$282,126	$289,140	$817,380	$11,380	$1,815,238
Current-period gross charge-offs	$593	$70	$435	$221	$793	$1,023	$—	$—	$3,135
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
The following tables show the period-end amortized cost basis of troubled loans modified during the three and six months ended June 30, 2026 and 2025, disaggregated by portfolio segment and type of modification granted:

	Three Months Ended June 30, 2026
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$15,675	$—	$—	$—	$—	$15,675	0.52%
Owner-occupied commercial	485	—	—	—	—	485	0.03%
Commercial mortgages	1,944	—	4,221	—	—	6,165	0.16%
Consumer(1)	7	341	266	48	—	662	0.04%
Total	$18,111	$341	$4,487	$48	$—	$22,987	0.17%

	Six Months Ended June 30, 2026
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Combination - Payment Delay and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$15,675	$47	$1,753	$—	$—	$17,475	0.58%
Owner-occupied commercial	1,809	—	1,868	—	—	3,677	0.19%
Commercial mortgages	32,431	—	4,221	—	1,489	38,141	0.98%
Construction	—	627	—	—	—	627	0.06%
Residential	—	870	—	—	—	870	0.07%
Consumer(1)	428	424	266	48	—	1,166	0.06%
Total	$50,343	$1,968	$8,108	$48	$1,489	$61,956	0.46%

(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	Three months ended June 30, 2025
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Total	% of Total Loan Category
Commercial and industrial	$14,874	$2,500	$14,800	$32,174	1.17%
Commercial mortgages	16,029	—	6,570	22,599	0.58%
Consumer(1)(2)	2	15	8	25	—%
Total	$30,905	$2,515	$21,378	$54,798	0.42%

	Six Months Ended June 30, 2025
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Total	% of Total Loan Category
Commercial and industrial	$15,801	$2,565	$14,800	$33,166	1.21%
Owner-occupied commercial	6,912	908	—	7,820	0.40%
Commercial mortgages	52,706	—	6,570	59,276	1.52%
Construction	25,884	—	—	25,884	3.02%
Consumer(1)(3)	2	193	401	596	0.03%
Total	$101,305	$3,666	$21,771	$126,742	0.98%
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.
(2)Excludes $1.3 million of troubled loans held for sale.
(3)Excludes $2.3 million of troubled loans held for sale.
The following table describes the financial effect of the modifications made to troubled loans during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(2)	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(2)
Commercial and industrial	0.25	—%	—%	0.60	—%	0.01%
Owner-occupied commercial	1.58	—	—	0.55	—	0.01
Commercial mortgages	0.24	—	0.03	1.61	0.01	0.04
Construction	0.00	—	—	0.00	—	—
Residential	0.00	—	—	0.00	—	0.01
Consumer	11.97	0.45	—	9.41	0.45	0.01

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Term Extension(1)	More-Than-Insignificant Payment Delay(2)	Term Extension(1)	More-Than-Insignificant Payment Delay(2)
Commercial and industrial	0.73	0.13%	0.74	0.13%
Owner-occupied commercial	0.00	—	0.26	0.01
Commercial mortgages	0.32	0.05	0.63	0.05
Construction	0.00	—	0.59	—
Consumer(3)	0.48	—	0.49	—
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
As of June 30, 2026 and December 31, 2025, the Company had commitments to extend credit of $9.9 million and $6.4 million, respectively, to borrowers experiencing financial difficulty whose terms had been modified.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
The following tables show the amortized cost of loans that received a modification that had a payment default during the three and six months ended June 30, 2026 and the six months ended June 30, 2025 and were modified in the 12 months before default to borrowers experiencing financial difficulty. There were no loans that received a modification that had a payment default during the three months ended June 30, 2025 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

	Three Months Ended June 30, 2026
	Term Extension	More-Than-Insignificant Payment Delay	Total
Commercial and industrial	$476	$—	$476
Owner-occupied commercial	319	—	319
Consumer	—	201	201
Total	$795	$201	$996

	Six Months Ended June 30, 2026
	Term Extension	More-Than-Insignificant Payment Delay	Total
Commercial and industrial	$476	$—	$476
Owner-occupied commercial	319	—	319
Commercial mortgages	2,991	—	2,991
Consumer	—	201	201
Total	$3,786	$201	$3,987

	Six months ended June 30, 2025
	Term Extension	Total
Commercial mortgages	$5,435	$5,435
Total	$5,435	$5,435
The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the last 12 months as of June 30, 2026 and 2025:

	June 30, 2026
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$1,088	$—	$30,720	$1,679	$33,487
Owner-occupied commercial	—	—	5,434	3,818	9,252
Commercial mortgages	—	—	51,761	7,678	59,439
Construction	—	—	627	—	627
Residential	225	—	870	—	1,095
Consumer(1)	61	—	1,440	335	1,836
Total	$1,374	$—	$90,852	$13,510	$105,736
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	June 30, 2025
	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial(1)	$—	$—	$32,869	$17,818	$50,687
Owner-occupied commercial	—	6,786	—	1,034	7,820
Commercial mortgages	—	—	54,125	21,325	75,450
Construction	—	—	19,641	25,884	45,525
Residential	—	—	—	140	140
Consumer(2)(3)	44	8	623	193	868
Total	$44	$6,794	$107,258	$66,394	$180,490
(1)Excludes $10.9 million of troubled loans held for sale.
(2)Includes home equity lines of credit, installment loans and unsecured lines of credit.
(3)Excludes $4.5 million of troubled loans held for sale.

Allowance for Credit Losses Related to Other Accounts Receivable
The Company determines the allowance for other accounts receivable (e.g. fee-related receivables) considering historical loss information and other available indicators. In certain cases where there are no historical or current indicators of an expected credit loss, we may estimate the reserve to be close to zero. The allowance for credit losses related to other accounts receivable was $2.8 million as of June 30, 2026 and December 31, 2025.

7. LEASES
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
The components of operating lease cost were as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease cost (1)	$3,782	$4,211	$7,707	$8,628
Sublease income	(27)	(26)	(54)	(51)
Net lease cost	$3,755	$4,185	$7,653	$8,577
(1)Includes variable lease cost and short-term lease cost.
Supplemental information related to operating leases was as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Right-of-use assets	$94,194	$102,891
Lease liabilities	$117,747	$125,288

Lease term and discount rate
Weighted average remaining lease term (in years)	11.13	11.35
Weighted average discount rate	5.17%	5.26%
Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	June 30, 2026
Remaining in 2026	$8,555
2027	15,081
2028	14,621
2029	12,610
2030	12,345
After 2030	93,194
Total lease payments	156,406
Less: Interest	(38,659)
Present value of lease liabilities	$117,747

Supplemental cash flow information related to operating leases was as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,415	$4,754	$8,367	$9,467
As of June 30, 2026, the Company had entered into two leases that have not yet commenced, with estimated future lease payments of approximately $26.1 million. These leases are expected to commence in the third quarter of 2026, with initial lease terms of 11 and 13 years, respectively.
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
The components of direct finance lease income are summarized in the table below:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Direct financing leases:
Interest income on lease receivables	$14,631	$16,068	$29,597	$32,280
Interest income on deferred fees and costs, net	(2,072)	(2,293)	(4,187)	(4,546)
Total direct financing lease net interest income	$12,559	$13,775	$25,410	$27,734
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Lease receivables	$673,310	$695,125
Unearned income	(105,316)	(109,667)
Deferred fees and costs	16,181	17,863
Net investment in direct financing leases	$584,175	$603,321

8. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.
WSFS performs its annual goodwill impairment test on October 1, or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the six months ended June 30, 2026, management determined based on its qualitative assessment that the fair values of our reporting units exceeded their carrying values, and no goodwill impairment existed.
The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth and Trust	Consolidated Company
December 31, 2024	$753,586	$132,312	$885,898
Goodwill adjustments(1)	—	(674)	(674)
December 31, 2025	$753,586	$131,638	$885,224
Goodwill adjustments	—	—	—
June 30, 2026	$753,586	$131,638	$885,224
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
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
June 30, 2026
Core deposits	$98,876	$(70,154)	$28,722	10 years
Client relationships	65,329	(24,064)	41,265	7-15 years
Loan servicing rights(1)	11,958	(7,618)	4,340	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$179,063	$(101,836)	$77,227
December 31, 2025
Core deposits	$101,511	$(67,845)	$33,666	10 years
Client relationships	68,270	(24,620)	43,650	7-15 years
Loan servicing rights(2)	11,527	(7,064)	4,463	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$184,208	$(99,529)	$84,679
(1)Gross asset includes valuation allowance for impairment losses of $0.1 million as of June 30, 2026.
(2)Gross asset includes valuation allowance for impairment losses of $0.4 million as of December 31, 2025.
The Company recognized amortization expense on intangible assets of $3.7 million and $7.3 million for the three and six months ended June 30, 2026 compared to $3.9 million and $7.8 million for the three and six months ended June 30, 2025.

The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	June 30, 2026
Remaining in 2026	$7,694
2027	15,064
2028	14,398
2029	7,163
2030	5,627
Thereafter	24,381
Total	$74,327
Servicing Assets
The value of the Company's SBA loan servicing rights was $3.4 million at June 30, 2026 and December 31, 2025, and the value of its mortgage servicing rights was $1.0 million and $1.1 million at June 30, 2026 and December 31, 2025, respectively. Changes in the value of the Company's servicing rights resulted in a reversal of impairment losses of $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and impairment losses of $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively. Revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the unaudited Consolidated Statements of Income, and revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the unaudited Consolidated Statements of Income.
Besides the impairment on loan servicing rights noted above, there was no impairment of other intangible assets as of June 30, 2026 or December 31, 2025.
9. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Noninterest-bearing:
Noninterest demand	$7,008,388	$5,576,598
Total noninterest-bearing	$7,008,388	$5,576,598

Interest-bearing:
Interest-bearing demand	$2,878,218	$2,884,356
Savings	1,351,926	1,409,940
Money market	5,894,205	5,761,965
Client time deposits	1,870,898	2,009,629
Total interest-bearing	11,995,247	12,065,890
Total deposits	$19,003,635	$17,642,488

10. INCOME TAXES
There were no unrecognized tax benefits as of June 30, 2026. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2022 through 2025 tax years are subject to examination as of June 30, 2026. The Company does not expect to record or realize any material unrecognized tax benefits during 2026.
The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the three months ended June 30, 2026 were $2.5 million, $2.8 million, and $0.8 million, respectively, compared to $1.9 million, $2.2 million, and $0.6 million, respectively, for the three months ended June 30, 2025. The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the six months ended June 30, 2026 were $5.1 million, $5.5 million, and $1.5 million, respectively, compared to $3.9 million, $4.4 million, and $1.3 million, respectively, for the six months ended June 30, 2025. The carrying value of the investment in affordable housing credits was $144.3 million at June 30, 2026, compared to $115.8 million at December 31, 2025 and is included in the Other assets line item on the unaudited Consolidated Statements of Financial Condition. Unfunded commitments related to our investment in affordable housing credits were $96.1 million at June 30, 2026, compared to $72.7 million at December 31, 2025 and are included in the Other liabilities line item on the unaudited Consolidated Statements of Financial Condition.

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
The following tables present financial instruments carried at fair value as of June 30, 2026 and December 31, 2025 by level in the valuation hierarchy (as described above):

	June 30, 2026
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$381,979	$—	$381,979
FNMA MBS	—	3,036,590	—	3,036,590
FHLMC MBS	—	148,735	—	148,735
GNMA MBS	—	88,416	—	88,416
GSE agency notes	—	185,288	—	185,288
Other assets	—	129,538	54	129,592
Total assets measured at fair value on a recurring basis	$—	$3,970,546	$54	$3,970,600

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$117,259	$3,295	$120,554

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$6,472	$6,472
Other real estate owned	—	—	12,690	12,690
Loans held for sale	—	33,926	—	33,926
Total assets measured at fair value on a nonrecurring basis	$—	$33,926	$19,162	$53,088

	December 31, 2025
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$405,146	$—	$405,146
FNMA MBS	—	2,785,407	—	2,785,407
FHLMC MBS	—	116,505	—	116,505
GNMA MBS	—	47,383	—	47,383
GSE agency notes	—	187,805	—	187,805
Other assets	—	145,425	80	145,505
Total assets measured at fair value on a recurring basis	$—	$3,687,671	$80	$3,687,751

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$120,432	$5,429	$125,861

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$11,090	$11,090
Other real estate owned	—	—	200	200
Loans held for sale	—	61,573	—	61,573
Total assets measured at fair value on a nonrecurring basis	$—	$61,573	$11,290	$72,863
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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $3.5 million at June 30, 2026 and $4.1 million at December 31, 2025, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
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

Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following tables provide a description of the valuation techniques and significant unobservable inputs for the Company's financial instruments classified as Level 3 as of June 30, 2026 and December 31, 2025:

(Dollars in thousands)	June 30, 2026
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$6,472	Observed market comparable transactions	Period of observed transactions	June 2026
Other real estate owned	12,690	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	54	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (265 bps) LGD: –% - 2% (2%)
Other liabilities (Risk participation agreements sold)	99	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 160 - 350 bps (200 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	3,196	Discounted cash flow	Timing of Visa litigation resolution	1.00 year or 2Q 2027

(Dollars in thousands)	December 31, 2025
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$11,090	Observed market comparable transactions	Period of observed transactions	December 2025
Other real estate owned	200	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	80	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (281 bps) LGD: 2%
Other liabilities (Risk participation agreements sold)	122	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 160 - 350 bps (202 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	5,307	Discounted cash flow	Timing of Visa litigation resolution	1.50 years or 2Q 2027

The book value and estimated fair value of the Company's financial instruments are as follows:

		June 30, 2026		December 31, 2025
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$2,570,636	$2,570,636	$1,699,154	$1,699,154
Investment securities available-for-sale	Level 2	3,841,008	3,841,008	3,542,246	3,542,246
Investment securities held-to-maturity, net	Level 2	943,292	845,831	968,331	879,066
Other investments	Level 3	8,877	8,877	13,441	13,441
Loans, held for sale	Level 2	33,926	33,926	61,573	61,573
Loans and leases, net(1)	Level 3	13,289,859	13,267,874	13,082,027	13,171,197
Stock in FHLB of Pittsburgh	Level 2	24,361	24,361	10,194	10,194
Accrued interest receivable	Level 2	78,076	78,076	80,285	80,285
Other assets	Levels 2, 3	129,592	129,592	145,505	145,505
Financial liabilities:
Deposits	Level 2	$19,003,635	$18,988,879	$17,642,488	$17,631,304
Borrowed funds	Level 2	307,017	290,911	302,682	288,470
Standby letters of credit	Level 3	892	892	766	766
Accrued interest payable	Level 2	16,229	16,229	19,646	19,646
Other liabilities	Levels 2, 3	120,554	120,554	125,861	125,861
 (1) Includes reverse mortgage loans.
At June 30, 2026 and December 31, 2025 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of June 30, 2026.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate options	24	$2,150,000	Other assets	$13,306
Interest rate swaps and options	3	300,000	Other liabilities	(1,674)
Total		$2,450,000		$11,632
Derivatives not designated as hedging instruments:
Interest rate swaps and options		$3,642,833	Other assets	$115,371
Interest rate swaps and options		3,592,906	Other liabilities	(115,377)
Interest rate lock commitments with Clients		34,709	Other assets	710
Interest rate lock commitments with Clients		1,349	Other liabilities	(6)
Forward sale commitments		25,416	Other assets	45
Forward sale commitments		33,866	Other liabilities	(83)
FX forwards		4,551	Other assets	106
FX forwards		6,922	Other liabilities	(119)
Risk participation agreements sold		113,014	Other liabilities	(99)
Risk participation agreements purchased		325,099	Other assets	54
Financial derivatives related to sales of certain Visa Class B shares		35,046	Other liabilities	(3,196)
Total derivatives		$10,265,711		$9,038

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
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of derivative financial instruments designated as hedging instruments on the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2026 and June 30, 2025.

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended June 30, 2026
Interest rate options	$(8,014)	$1,773	$(6,241)	Interest income
Total	$(8,014)	$1,773	$(6,241)

Six months ended June 30, 2026
Interest rate options	$(11,883)	$3,550	$(8,333)	Interest income
Total	$(11,883)	$3,550	$(8,333)

Three months ended June 30, 2025
Interest rate options	$32	$1,408	$1,440	Interest income
Total	$32	$1,408	$1,440

Six months ended June 30, 2025
Interest rate options	$1,610	$2,705	$4,315	Interest income
Total	$1,610	$2,705	$4,315

The table below presents the effect of derivative financial instruments not designated as hedging instruments on the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2026 and June 30, 2025.

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2026	2025	2026	2025
Interest rate swaps and options	$2,682	$1,331	$4,202	$2,711	Other income
Interest rate lock commitments with Clients	(88)	241	(125)	656	Mortgage banking activities, net
Forward sale commitments	145	(391)	487	$(759)	Mortgage banking activities, net
FX forwards	(48)	36	26	74	Other income
Risk participation agreements	(3)	(57)	(3)	(491)	Other income
Total	$2,688	$1,160	$4,587	$2,191
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
As of June 30, 2026, the Company had 25 interest rate floors purchased at an aggregate premium of $46.3 million with an aggregate notional amount of $2.3 billion and two interest rate swaps with a notional amount of $0.2 billion to hedge variable cash flows associated with a variable rate loan pool. The outstanding hedges have maturities up to February 2031. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of June 30, 2026, the Company determined the cash flow hedges remain highly effective. During the three and six months ended June 30, 2026, $4.0 million and $8.0 million of amortization expense on premiums was reclassified into interest income compared to $2.3 million and $4.1 million during the three and six months ended June 30, 2025. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
Derivatives Not Designated as Hedging Instruments:
Client Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps, options, and other hedging contracts (collectively, "swaps") with commercial loan Clients and other qualified client counterparties wishing to manage interest rate risk exposures. The Company then enters into offsetting hedging agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the Clients and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of June 30, 2026, there were no fair value adjustments related to credit quality.

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
Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with Clients to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Company then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the client agreements. The FX forwards with both the Clients and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of June 30, 2026, there were no fair value adjustments related to credit quality.
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
At June 30, 2026 and December 31, 2025, there were 101 and 123 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's Clients, respectively. The initial notional aggregate amount was approximately $0.4 billion and $0.5 billion at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the swap transactions remaining maturities ranged from under 1 year to 10 years. At June 30, 2026, none of these client swaps were in a paying position to third parties, with our swap guarantees having a fair value of $3.5 million. At December 31, 2025, one of these client swaps was in a paying position to third parties for less than $1.0 thousand, with the Company's swap guarantees having a fair value of $4.1 million. For both periods, none of the Company's Clients were in default of the swap agreements.
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
The Company had $0.7 million of derivatives with credit-risk-related contingent features in a net liability position as of June 30, 2026 and $4.4 million at December 31, 2025. The Company was required to post collateral on these derivatives of $1.4 million as of June 30, 2026 compared to $5.0 million as of December 31, 2025.
If the Company had breached any of these provisions at June 30, 2026, it could have been required to settle its obligations under the agreements at the termination value.
Other Derivative Posted Collateral
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $2.5 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements.

13. SEGMENT INFORMATION
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

The following table shows segment results for the three months ended June 30, 2026 and 2025, and represent amounts included in management's reports that are regularly provided to the Company's CODM: Rodger Levenson, Chairman, President and Chief Executive Officer. The CODM evaluates performance based on pretax net income relative to resources used, and allocates resources based on these results.

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Income
External client revenues:
Interest income	$250,111	$—	$6,725	$256,836	$246,891	$—	$6,299	$253,190
Interest expense	56,481	—	7,855	64,336	66,142	—	7,553	73,695
Net interest income	193,630	—	(1,130)	192,500	180,749	—	(1,254)	179,495
Noninterest income	15,967	22,222	51,779	89,968	19,475	24,301	44,233	88,009
Total external client revenues	209,597	22,222	50,649	282,468	200,224	24,301	42,979	267,504
Inter-segment revenues:
Interest income	7,001	437	36,407	43,845	7,950	465	28,107	36,522
Interest expense	36,844	3,404	3,597	43,845	28,572	4,077	3,873	36,522
Net interest income	(29,843)	(2,967)	32,810	—	(20,622)	(3,612)	24,234	—
Noninterest income	9,054	473	576	10,103	9,105	452	304	9,861
Total inter-segment revenues	(20,789)	(2,494)	33,386	10,103	(11,517)	(3,160)	24,538	9,861
Total revenue	188,808	19,728	84,035	292,571	188,707	21,141	67,517	277,365
External client expenses:
Provision for credit losses	3,227	6	1,811	5,044	8,172	—	4,449	12,621
Noninterest expenses:
Salaries, benefits and other compensation	75,152	2,609	18,006	95,767	70,136	2,587	16,422	89,145
Occupancy expense	8,315	—	(6)	8,309	8,501	—	328	8,829
Equipment expense	10,249	325	3,087	13,661	11,290	420	2,488	13,778
Professional fees	2,941	159	1,652	4,752	3,456	148	2,755	6,211
Other segment items(1)	27,397	12,190	4,224	43,811	24,886	13,108	2,818	41,380
Total external client expenses	127,281	15,289	28,774	171,344	126,441	16,263	29,260	171,964
Inter-segment expenses:
Noninterest expenses	1,049	1,487	7,567	10,103	756	1,585	7,520	9,861
Total inter-segment expenses	1,049	1,487	7,567	10,103	756	1,585	7,520	9,861
Total expenses	128,330	16,776	36,341	181,447	127,197	17,848	36,780	181,825
Income before taxes	$60,478	$2,952	$47,694	$111,124	$61,510	$3,293	$30,737	$95,540
Income tax provision				26,795				23,319
Consolidated net income				84,329				72,221
Net loss attributable to noncontrolling interest				(69)				(105)
Net income attributable to WSFS				$84,398				$72,326
Supplemental Information
Capital expenditures for the period ended	$1,735	$—	$—	$1,735	$1,774	$67	$135	$1,976
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

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Income
External client revenues:
Interest income	492,842	—	13,203	506,045	491,768	—	12,300	504,068
Interest expense	112,728	—	15,681	128,409	134,075	—	15,282	149,357
Net interest income	380,114	—	(2,478)	377,636	357,693	—	(2,982)	354,711
Noninterest income	34,694	44,047	101,342	180,083	36,170	48,836	83,900	168,906
Total external client revenues	414,808	44,047	98,864	557,719	393,863	48,836	80,918	523,617
Inter-segment revenues:
Interest income	13,521	895	68,706	83,122	15,484	886	53,749	70,119
Interest expense	69,601	6,491	7,030	83,122	54,635	7,974	7,510	70,119
Net interest income	(56,080)	(5,596)	61,676	—	(39,151)	(7,088)	46,239	—
Noninterest income	17,954	878	1,056	19,888	17,327	850	518	18,695
Total inter-segment revenues	(38,126)	(4,718)	62,732	19,888	(21,824)	(6,238)	46,757	18,695
Total revenue	376,682	39,329	161,596	577,607	372,039	42,598	127,675	542,312
External client expenses:
Provision for (release of) credit losses	82	(70)	3,034	3,046	24,683	—	5,288	29,971
Noninterest expenses:
Salaries, benefits and other compensation	146,834	5,072	35,748	187,654	134,073	5,208	32,341	171,622
Occupancy expense	18,472	—	(24)	18,448	18,026	—	696	18,722
Equipment expense	20,295	738	5,900	26,933	21,336	887	5,170	26,506
Professional fees	5,825	198	2,847	8,870	6,641	243	4,268	10,909
Other segment items(1)	55,783	24,424	6,953	87,160	48,342	28,383	5,524	83,379
Total external client expenses	247,291	30,362	54,458	332,111	253,101	34,721	53,287	341,109
Inter-segment expenses:
Noninterest expenses	1,934	3,002	14,952	19,888	1,368	3,030	14,297	18,695
Total inter-segment expenses	1,934	3,002	14,952	19,888	1,368	3,030	14,297	18,695
Total expenses	249,225	33,364	69,410	351,999	254,469	37,751	67,584	359,804
Income before taxes	$127,457	$5,965	$92,186	225,608	$117,570	$4,847	$60,091	182,508
Income tax provision				54,434				44,420
Consolidated net income				171,174				138,088
Net loss attributable to noncontrolling interest				(51)				(134)
Net income attributable to WSFS				171,225				138,222
Supplemental Information
Capital expenditures for the period ended	2,620	—	—	2,620	3,795	109	503	4,407
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

The following table shows significant components of segment net assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Financial Condition
Cash and cash equivalents	$2,137,644	$387,730	$45,262	$2,570,636	$1,296,675	$355,854	$46,625	$1,699,154
Goodwill	753,586	—	131,638	885,224	753,586	—	131,638	885,224
Other segment assets	18,654,877	6,997	536,214	19,198,088	18,214,198	7,827	507,673	18,729,698
Total segment assets	$21,546,107	$394,727	$713,114	$22,653,948	$20,264,459	$363,681	$685,936	$21,314,076

14. COMMITMENTS AND CONTINGENCIES
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
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were two repurchases for $0.4 million during the six months ended June 30, 2026 and three repurchases for $0.8 million during the same period in 2025.
Unfunded Lending Commitments
At June 30, 2026 and December 31, 2025, the Company had unfunded lending commitments of $3.2 billion and $3.0 billion, respectively. As of June 30, 2026 and December 31, 2025, the reserve for unfunded lending commitments was $13.5 million and $12.3 million, respectively. An expense of $0.8 million and $1.2 million was recognized during the three and six months ended June 30, 2026, respectively, compared to an expense of $0.3 million and a release of $0.2 million during the three and six months ended June 30, 2025, respectively.

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

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Net change in equity method investments	Total
Balance, March 31, 2026	$(385,270)	$(60,542)	$(3,099)	$(4,882)	$(294)	$(454,087)
Other comprehensive loss	(8,655)	—	—	—	(57)	(8,712)
Amounts reclassified from accumulated other comprehensive loss	—	2,904	(88)	(6,241)	—	(3,425)
Net current-period other comprehensive (loss) income	(8,655)	2,904	(88)	(6,241)	(57)	(12,137)
Balance, June 30, 2026	$(393,925)	$(57,638)	$(3,187)	$(11,123)	$(351)	$(466,224)

Balance, March 31, 2025	$(467,752)	$(73,217)	$(3,876)	$(4,422)	$(207)	$(549,474)
Other comprehensive income (loss)	22,688	—	9	—	(16)	22,681
Amounts reclassified from accumulated other comprehensive loss	—	3,267	(70)	1,440	—	4,637
Net current-period other comprehensive income (loss)	22,688	3,267	(61)	1,440	(16)	27,318
Balance, June 30, 2025	$(445,064)	$(69,950)	$(3,937)	$(2,982)	$(223)	$(522,156)

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Net change in equity method investments	Total
Balance, December 31, 2025	$(376,545)	$(63,409)	$(2,524)	$(2,790)	$(279)	$(445,547)
Other comprehensive (loss) income	(17,380)	—	(488)	—	(72)	(17,940)
Amounts reclassified from accumulated other comprehensive loss	—	5,771	(175)	(8,333)	—	(2,737)
Net current-period other comprehensive (loss) income	(17,380)	5,771	(663)	(8,333)	(72)	(20,677)
Balance, June 30, 2026	$(393,925)	$(57,638)	$(3,187)	$(11,123)	$(351)	$(466,224)

Balance, December 31, 2024	$(537,789)	$(76,405)	$(3,815)	$(7,297)	$429	$(624,877)
Other comprehensive income (loss)	92,725	—	17	—	(652)	92,090
Amounts reclassified from accumulated other comprehensive loss	—	6,455	(139)	4,315	—	10,631
Net current-period other comprehensive income (loss)	92,725	6,455	(122)	4,315	(652)	102,721
Balance, June 30, 2025	$(445,064)	$(69,950)	$(3,937)	$(2,982)	$(223)	$(522,156)

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the tables below:

	Three Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2026	2025
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	$3,821	$4,299	Net interest income
Income taxes	(917)	(1,032)	Income tax provision
Net of tax	2,904	3,267
Amortization of defined benefit pension plan-related items:
Prior service credits	(14)	(19)
Actuarial gains	(102)	(73)
Total before tax	(116)	(92)	Salaries, benefits and other compensation
Income taxes	28	22	Income tax provision
Net of tax	(88)	(70)
Net change in fair value of derivatives used for cash flow hedges:
Net change in fair value during the period	(8,212)	1,895	Net interest income
Income taxes	1,971	(455)	Income tax provision
Net of tax	(6,241)	1,440
Total reclassifications	$(3,425)	$4,637

	Six Months Ended June 30,		Affected line item in unaudited Consolidated Statements of Income
	2026	2025
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	$7,593	$8,494	Net interest income
Income taxes	(1,822)	(2,039)	Income tax provision
Net of tax	5,771	6,455
Amortization of defined benefit pension plan-related items:
Prior service credits	(28)	(38)
Actuarial gains	(203)	(145)
Total before tax	(231)	(183)	Salaries, benefits and other compensation
Income taxes	56	44	Income tax provision
Net of tax	(175)	(139)
Net change in fair value of derivatives used for cash flow hedges:
Net change in fair value during the period	(10,964)	5,678	Net interest income
Income taxes	2,631	(1,363)	Income tax provision
Net of tax	(8,333)	4,315
Total reclassifications	$(2,737)	$10,631

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $22.7 billion in assets and $101.7 billion in assets under management (AUM) and assets under administration (AUA) at June 30, 2026, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 194 years. In addition to our focus on stellar client experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission and strategy is simple: “We Stand for Service®.”
As of June 30, 2026, the Company's consolidated operating subsidiaries included WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Trust Advisors (BMTA), and WSFS SPE Services, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. Operating subsidiaries of WSFS Bank included 1832 Holdings, Inc. and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Our WSFS Bank segment had a total loan and lease portfolio of $13.0 billion as of June 30, 2026, which was funded primarily through client-generated deposits. We have built a $10.1 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches. The Home Lending division offers mortgage banking and title services through our branches and WSFS Mortgage®, our mortgage banking division specializing in a variety of residential mortgage and refinancing solutions.
Our Wealth and Trust segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional Clients. Combined, these businesses had $101.7 billion of AUM and AUA at June 30, 2026.
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
Our Cash Connect® segment is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide, and manages approximately $1.3 billion in total cash and services approximately 23,100 non-bank ATMs and 12,100 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, and deposit safe cash logistics.
As of June 30, 2026, we service our Clients primarily from 114 offices located in Pennsylvania (58), Delaware (38), New Jersey (14), Florida (2), Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com and our mobile app.

Highlights and Other Notables Items for Three and Six Months Ended June 30, 2026
•Three Months Ended June 30, 2026
◦Diluted EPS was $1.63 and ROA was 1.52%, compared to $1.27 and 1.39%, respectively, for the three months ended June 30, 2025.
◦Total deposits increased $535.1 million, or 2.9%, during the quarter, primarily due to growth in Trust and Commercial. Noninterest deposits comprised 37% of total deposits at June 30, 2026.
◦Wealth and Trust noninterest income grew 17% compared to the three months ended June 30, 2025.
▪WSFS Institutional Services® grew 34% and BMT-DE grew 20%.
▪The segment also surpassed $100 billion of fiduciary assets.
◦The Company completed the sale of its credit card portfolio and entered into a partnership to issue WSFS-branded credit cards. This portfolio had an outstanding book balance of $36.3 million at time of sale and the transaction resulted in a $1.7 million gain on sale and a $1.3 million release of provision for credit losses.
◦WSFS repurchased 923,948 shares of common stock under the Company's share repurchase plans at an average price of $71.69 per share, for an aggregate purchase price of approximately $66.2 million, and paid quarterly dividends of $10.4 million, for a total capital return of $76.6 million.
◦The Bank and the Company continue to be above well-capitalized across all measures of regulatory capital, with total common equity Tier 1 capital of 13.77% and 13.76%, respectively, and total risk-based capital of 14.94% and 15.47%, respectively.
•Six Months Ended June 30, 2026
◦Diluted EPS was $3.26 and ROA was 1.56%, compared to $2.39 and 1.34% for the six months ended June 30, 2025.
◦Total deposits increased $1.4 billion, or 7.7%, compared to December 31, 2025, primarily due to growth in Trust and Commercial.
◦The Bank recognized a $15.7 million recovery of previously charged-off loans to a fund invested in office properties.
◦The Board of Directors approved an 18% increase in the quarterly cash dividend to $0.20 per share, along with an additional share repurchase authorization of 15% of our outstanding shares as of March 31, 2026.
◦WSFS repurchased 2,243,574 shares of common stock under the Company's share repurchase plans at an average price of $67.39 per share, for an aggregate purchase price of approximately $151.2 million, and paid quarterly dividends of $19.4 million, for a total capital return of $170.6 million.

FINANCIAL CONDITION
Total assets increased $1.3 billion to $22.7 billion at June 30, 2026 compared to December 31, 2025. This increase is primarily comprised of the following:
•Total cash and cash equivalents increased $871.5 million, primarily due to increases in deposits.
•Total investment securities increased $273.7 million:
◦Investment securities, available-for-sale increased $298.8 million, primarily due to purchases of $533.5 million, partially offset by repayments, maturities and calls of $211.9 million and decreased market values of $22.9 million.
◦Investment securities, held-to-maturity decreased $25.0 million, primarily due to repayments, maturities and calls of $31.8 million, partially offset by $6.7 million of amortization of net unrealized losses on available-for-sale securities transferred to held-to-maturity.
•Loans and leases, net of allowance increased $207.8 million, primarily driven by growth in C&I and residential mortgages, partially offset by a decrease in consumer from the continued runoff of Spring EQ loans and the sale of the credit card portfolio.
•Other real estate owned increased $12.5 million, due to the transfer of an existing nonperforming land development loan.
Total liabilities increased $1.4 billion to $19.9 billion at June 30, 2026 compared to December 31, 2025 due to an increase in Client deposits. This deposit growth was primarily due to an increase in noninterest demand deposits, driven by Institutional Services and Commercial deposits.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited)."
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS decreased $16.7 million to $2.7 billion at June 30, 2026 compared to December 31, 2025. This decrease was primarily due to $151.2 million for the repurchase of shares of common stock under our stock repurchase plan, an increase of $20.7 million in accumulated other comprehensive loss driven by market value decreases on available-for-sale investment securities and our cash flow hedges, and the payment of dividends on our common stock of $19.4 million, partially offset by $171.2 million of net income attributable to WSFS.
During the three months ended June 30, 2026, the Board of Directors approved a quarterly cash dividend of $0.20 per share of common stock. The dividend will be paid on August 21, 2026 to stockholders of record as of August 7, 2026.
Book value per share of common stock was $52.97 at June 30, 2026, an increase of $1.70 from $51.27 at December 31, 2025. Tangible book value per share of common stock (a non-GAAP financial measure) was $34.24 at June 30, 2026, an increase of $1.13 from $33.11 at December 31, 2025. We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of June 30, 2026:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,440,819	14.94%	$1,306,801	8.00%	$1,633,501	10.00%
WSFS Financial Corporation	2,528,895	15.47	1,307,668	8.00	1,634,585	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,249,964	13.77	980,101	6.00	1,306,801	8.00
WSFS Financial Corporation	2,249,697	13.76	980,751	6.00	1,307,668	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,249,964	13.77	735,075	4.50	1,061,776	6.50
WSFS Financial Corporation	2,249,697	13.76	735,563	4.50	1,062,480	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,249,964	10.36	868,931	4.00	1,086,163	5.00
WSFS Financial Corporation	2,249,697	10.35	869,138	4.00	1,086,422	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of June 30, 2026, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, the Company separately held $272.2 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

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
As of June 30, 2026, the Company had $2.6 billion in cash, cash equivalents, and restricted cash. Our estimated uninsured deposits were $8.5 billion, or 45% of total client deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $7.3 billion, or 38% of total client deposits.
As of June 30, 2026, the Company had a readily available, secured borrowing capacity of $6.0 billion from the FHLB and $2.1 billion through the Federal Reserve Discount Window. In addition, the Company had $2.0 billion of cash deposited with the Federal Reserve Bank and $1.1 billion in unpledged securities that could be used to support additional borrowings.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At June 30, 2026, we had $156.4 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 19 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases, see Note 7 to the unaudited Consolidated Financial Statements. At June 30, 2026, we had obligations for principal payments on long-term debt including $67.0 million for our trust preferred borrowings, due June 1, 2035, $25.0 million for our trust preferred borrowings due December 15, 2034, and $200.0 million for our senior debt due December 15, 2035. We are also contractually obligated to make interest payments on our long-term debt through their respective maturities.
Commitments to extend credit provide for financing on predetermined terms as long as the client continues to meet specific criteria. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2026, the Company had total commitments to extend credit, including cancellable commitments, of $4.6 billion, which are generally one-year commitments.

NONPERFORMING ASSETS
Nonperforming assets include nonaccruing loans and OREO. Nonaccruing loans are those on which we no longer accrue interest. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans shown in the table below are loans that are contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection. Troubled loans are loans modified in the form of principal forgiveness, interest rate reduction, an other-than-insignificant payment delay, or a term extension to borrowers experiencing financial difficulty.
The following table shows our nonperforming assets, past due loans, and troubled loans at the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccruing loans(1):
Commercial and industrial	$19,847	$27,060
Owner-occupied commercial	20,343	6,581
Commercial mortgages	11,522	7,565
Construction	7,939	22,381
Residential	5,114	5,002
Consumer	3,506	3,309
Total nonaccruing loans	68,271	71,898
Other real estate owned	12,690	200
Total nonperforming assets	$80,961	$72,098
Past due loans:
Commercial	$506	$12,237
Residential	—	133
Consumer(2)	7,606	10,046
Total past due loans	$8,112	$22,416
Troubled loans:
Commercial	$102,805	$142,613
Residential	1,095	226
Consumer	1,836	1,428
Total troubled loans	$105,736	$144,267
Ratio of allowance for credit losses to total loans and leases(3)	1.32%	1.36%
Ratio of nonaccruing loans to total gross loans and leases(4)	0.51	0.54
Ratio of nonperforming assets to total assets	0.36	0.34
Ratio of allowance for credit losses to nonaccruing loans	260	250
Ratio of allowance for credit losses to total nonperforming assets(5)	219	249
(1)Includes nonaccruing troubled loans.
(2)Includes U.S. government guaranteed student loans with little risk of credit loss.
(3)Reflects allowance for credit losses related to loans and leases over the amortized cost of the total portfolio.
(4)Total loans exclude loans held for sale and reverse mortgages.
(5)Excludes acquired purchase credit deteriorated loans.

Nonperforming assets increased $8.9 million between December 31, 2025 and June 30, 2026. This increase was primarily driven by the addition of an $11.2 million owner-occupied loan.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Beginning balance	$72,098	$127,385
Additions	57,694	40,810
Collections	(25,151)	(17,251)
Transfers to accrual	(506)	(1,102)
Charge-offs	(23,174)	(43,676)
Ending balance	$80,961	$106,166
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
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At June 30, 2026, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $1.5 billion. When including the impact of cash flow hedges, our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 116.81% and the one-year interest-sensitive gap as a percentage of total assets was 6.45% at June 30, 2026 compared with 103.26% and 1.33% at December 31, 2025, respectively.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest income and economic value of equity ratio at the specified levels at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
% Change in Interest Rate (Basis Points)	% Change in Net Interest Income(1)	Economic Value of Equity(2)(3)	% Change in Net Interest Income(1)	Economic Value of Equity(2)(3)
+300	19.3%	21.29%	19.7%	19.98%
+200	12.7%	21.48%	13.4%	20.20%
+100	6.1%	21.49%	7.0%	20.36%
+50	2.9%	21.38%	4.1%	20.39%
+25	1.4%	21.32%	2.7%	20.37%
—	—%	21.24%	—%	19.92%
-25	(0.8)%	21.14%	(0.7)%	19.90%
-50	(1.5)%	21.03%	(1.3)%	19.81%
-100	(3.1)%	20.70%	(2.5)%	19.60%
'-200	(6.2)%	19.80%	(5.1)%	18.90%
'-300	(9.4)%	18.20%	(7.5)%	17.60%
(1)The percentage difference between net interest margin in a stable interest rate environment and net interest income as projected under the various rate change environments.
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

RESULTS OF OPERATIONS
Net Interest Income
The following tables provide information concerning the average balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans	$4,838,475	$73,772	6.13%	$4,632,578	$74,450	6.45%
Commercial real estate loans(3)	4,896,752	75,795	6.21	4,808,177	78,400	6.54
Commercial leases	581,053	12,560	8.65	630,955	13,776	8.73
Residential loans	1,142,113	15,774	5.52	965,480	12,935	5.36
Consumer loans	1,854,178	28,889	6.25	1,997,285	35,096	7.05
Loans held for sale	78,068	1,416	7.28	96,517	1,348	5.60
Total loans and leases	13,390,639	208,206	6.24	13,130,992	216,005	6.60
Mortgage-backed securities(4)	4,286,970	27,975	2.61	4,148,820	24,531	2.37
Investment securities(4)	363,491	2,157	2.71	366,391	2,186	2.70
Other interest-earning assets	1,979,080	18,498	3.75	934,152	10,468	4.49
Total interest-earning assets	$20,020,180	$256,836	5.16%	$18,580,355	$253,190	5.48%
Allowance for credit losses	(183,731)			(188,252)
Cash and due from banks	176,672			188,300
Cash in non-owned ATMs	378,583			390,275
Bank-owned life insurance	37,833			36,042
Other noninterest-earning assets	1,843,940			1,898,721
Total assets	$22,273,477			$20,905,441
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,796,834	$6,254	0.90%	$2,829,653	$7,337	1.04%
Savings	1,370,482	1,172	0.34	1,445,123	1,609	0.45
Money market	5,890,550	38,131	2.60	5,437,897	41,120	3.03
Time deposits	1,894,349	14,137	2.99	2,094,572	20,058	3.84
Total interest-bearing client deposits	11,952,215	59,694	2.00	11,807,245	70,124	2.38
Federal Home Loan Bank advances	50,000	491	3.88	84,007	949	4.53
Trust preferred borrowings	91,096	1,370	6.03	90,903	1,518	6.70
Senior and subordinated debt	196,997	2,765	5.61	148,708	1,089	2.93
Other borrowed funds(5)	22,324	16	0.29	19,428	15	0.31
Total interest-bearing liabilities	$12,312,632	$64,336	2.10%	$12,150,291	$73,695	2.43%
Noninterest-bearing demand deposits	6,631,914			5,438,692
Other noninterest-bearing liabilities	606,784			674,616
Stockholders’ equity of WSFS	2,732,684			2,652,257
Noncontrolling interest	(10,537)			(10,415)
Total liabilities and stockholders’ equity	$22,273,477			$20,905,441
Excess of interest-earning assets over interest-bearing liabilities	$7,707,548			$6,430,064
Net interest income		$192,500			$179,495
Interest rate spread			3.06%			3.05%
Net interest margin			3.87%			3.89%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes commercial mortgage and commercial construction loans.
(4)Includes securities available-for-sale at fair value.
(5)Includes federal funds purchased.

	Six months ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial loans	$4,771,146	$143,941	6.10%	$4,615,683	$147,604	6.45%
Commercial real estate loans	4,932,651	152,134	6.22	4,844,821	157,495	6.56
Commercial leases	583,902	25,410	8.70	633,917	27,734	8.75
Residential loans	1,115,779	30,412	5.45	965,552	25,737	5.33
Consumer loans	1,862,841	58,736	6.36	2,029,365	71,745	7.13
Loans held for sale	72,445	2,816	7.84	73,849	2,442	6.67
Total loans and leases	13,338,764	413,449	6.26	13,163,187	432,757	6.64
Mortgage-backed securities(3)	4,239,381	53,217	2.51	4,164,171	49,276	2.37
Investment securities	365,891	4,328	2.72	365,042	4,372	2.72
Other interest-earning assets	1,887,005	35,051	3.75	788,100	17,663	4.52
Total interest-earning assets	$19,831,041	$506,045	5.16%	$18,480,500	$504,068	5.51%
Allowance for credit losses	(183,919)			(192,343)
Cash and due from banks	175,855			188,219
Cash in non-owned ATMs	365,331			384,726
Bank-owned life insurance	37,562			36,122
Other noninterest-earning assets	1,849,545			1,923,092
Total assets	$22,075,415			$20,820,316
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,812,531	$12,309	0.88%	$2,841,888	$14,680	1.04%
Savings	1,382,687	2,335	0.34	1,451,248	3,205	0.45
Money market	5,854,383	75,007	2.58	5,435,274	82,153	3.05
Client time deposits	1,928,131	29,540	3.09	2,103,470	41,190	3.95
Total interest-bearing client deposits	11,977,732	119,191	2.01	11,831,880	141,228	2.41
Federal Home Loan Bank advances	47,238	930	3.92	83,913	1,887	4.53
Trust preferred borrowings	91,076	2,725	6.03	90,878	3,041	6.75
Senior and subordinated debt	196,958	5,531	5.62	177,685	3,163	3.56
Other borrowed funds(4)	22,097	32	0.29	25,530	38	0.30
Total interest-bearing liabilities	$12,335,101	$128,409	2.10%	$12,209,886	$149,357	2.47%
Noninterest-bearing demand deposits	6,370,256			5,240,464
Other noninterest-bearing liabilities	629,535			735,518
Stockholders’ equity of WSFS	2,751,027			2,644,847
Noncontrolling interest	(10,504)			(10,399)
Total liabilities and stockholders’ equity	$22,075,415			$20,820,316
Excess of interest-earning assets over interest-bearing liabilities	$7,495,940			$6,270,614
Net interest and dividend income		$377,636			$354,711
Interest rate spread			3.06%			3.04%
Net interest margin			3.85%			3.88%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.
Three months ended June 30, 2026: During the three months ended June 30, 2026, net interest income increased $13.0 million from the three months ended June 30, 2025 primarily driven by lower deposit costs, higher cash balances, and higher average loan balances. These increases were partially offset by lower loan yields as a result of three 25bp Federal Funds rate cuts that occurred in 2025. Net interest margin was 3.87% for the second quarter of 2026, a 2 basis point decrease compared to 3.89% for the second quarter of 2025. The decrease was primarily due to the impact of the three interest rate cuts that occurred in 2025, partially offset by higher investment yields and favorable balance sheet mix.

Six months ended June 30, 2026: During the six months ended June 30, 2026, net interest income increased $22.9 million from the six months ended June 30, 2025 due to the reasons noted above. Net interest margin was 3.85% for the six months ended June 30, 2026, a 3 basis point decrease compared to 3.88% for the six months ended June 30, 2025. The decrease was due to the reasons mentioned above.
Allowance for Credit Losses
We maintain the allowance for credit losses at an appropriate level based on our assessment of estimable and expected losses related to various portfolios subject to credit risk. Our allowance for credit losses (ACL) is based on our historical loss experience that includes the inherent risk of our loans and leases, HTM securities, and other account receivables, along with various other factors including but not limited to, collateral values, trends in asset quality, level of delinquent loans and concentrations, consideration of past events, current conditions, and reasonable and supportable forecasts. Further, regional and national economic forecasts are considered in our expected credit losses on loans and leases. Our evaluation is based on a review of the portfolio and requires significant, complex and difficult judgments.
During the three months ended June 30, 2026, we recorded a provision for credit losses of $5.0 million, a decrease of $7.6 million, compared to the provision for credit losses of $12.6 million for the three months ended June 30, 2025. The current quarter provision for credit losses was primarily driven by loan growth, partially offset by the release from the sale of our credit card portfolio. The decrease compared to the prior year was primarily driven by the aforementioned release of ACL on credit cards as well as higher charge-offs during the three months ended June 30, 2025.
During the six months ended June 30, 2026, we recorded a provision for credit losses of $3.0 million, a decrease of $26.9 million, compared to the provision for credit losses of $30.0 million for the six months ended June 30, 2025. The current year-to-date provision was primarily driven by loan growth, partially offset by a $15.7 million recovery of C&I loans to a fund invested in office properties that were charged-off in the first quarter of 2025. The decrease compared to the prior year was primarily driven by the aforementioned recovery as well as impacts to the prior year from specific reserves on two nonperforming loans and an adjustment for the ACL for accounts receivable.
The total allowance for credit losses decreased to $180.0 million at June 30, 2026 from $182.5 million at December 31, 2025. The ratio of allowance for credit losses to total loans and leases was 1.32% at June 30, 2026 and 1.36% at December 31, 2025.
The following tables detail the allocation of the ACL related to loans and leases and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of June 30, 2026
Allowance for credit losses	$51,883	$8,717	$49,451	$13,541	$17,424	$6,260	$29,987	$177,263
% of ACL to total ACL	29%	5%	28%	8%	10%	3%	17%	100%
Loan portfolio balance	$3,013,715	$1,930,367	$3,883,849	$1,002,999	$584,175	$1,232,774	$1,815,238	$13,463,117
% to total loans and leases	22%	15%	30%	7%	4%	9%	13%	100%
Three months ended June 30, 2026
Charge-offs	$(3,658)	$—	$(1,740)	$—	$(2,417)	$—	$(1,469)	$(9,284)
Recoveries	334	1	532	—	724	49	532	2,172
Net (charge-offs) recoveries	$(3,324)	$1	$(1,208)	$—	$(1,693)	$49	$(937)	$(7,112)
Average loan balance	$2,901,044	$1,937,431	$3,897,301	$999,451	$581,053	$1,138,172	$1,854,178	$13,308,630
Ratio of net charge-offs (recoveries) to average gross loans	0.46%	—%	0.12%	—%	1.17%	(0.02)%	0.20%	0.21%
Six months ended June 30, 2026
Charge-offs	$(9,406)	$(298)	$(1,740)	$(3,735)	$(5,337)	$—	$(3,135)	$(23,651)
Recoveries	16,637	12	534	—	1,570	94	1,149	19,996
Net recoveries (charge-offs)	$7,231	$(286)	$(1,206)	$(3,735)	$(3,767)	$94	$(1,986)	$(3,655)
Average loan balance	$2,835,683	$1,935,464	$3,901,574	$1,031,077	$583,902	$1,111,967	$1,862,841	$13,262,508
Ratio of net (recoveries) charge-offs to average gross loans	(0.51)%	0.03%	0.06%	0.73%	1.30%	(0.02)%	0.21%	0.06%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of December 31, 2025
Allowance for credit losses	$52,927	$7,626	$48,047	$13,264	$16,449	$6,764	$34,570	$179,647
% of ACL to total ACL	30%	4%	27%	7%	9%	4%	19%	100%
Loan portfolio balance	$2,796,654	$1,937,339	$3,916,159	$1,023,911	$603,321	$1,086,102	$1,894,460	$13,257,946
% to total loans and leases	20%	15%	30%	8%	5%	8%	14%	100%
Year ended December 31, 2025
Charge-offs	$(32,120)	$(215)	$(4,583)	$(4,900)	$(14,386)	$—	$(18,863)	$(75,067)
Recoveries	4,894	19	622	—	2,959	188	6,980	15,662
Net (charge-offs) recoveries	$(27,226)	$(196)	$(3,961)	$(4,900)	$(11,427)	$188	$(11,883)	$(59,405)
Average loan balance	$2,671,383	$1,944,563	$3,940,590	$918,878	$623,005	$993,870	$1,965,557	$13,057,846
Ratio of net charge-offs (recoveries) to average gross loans	1.02%	0.01%	0.10%	0.53%	1.83%	(0.02)%	0.60%	0.45%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 6 to the unaudited Consolidated Financial Statements and "Nonperforming Assets" above for further information.
Noninterest Income
Three months ended June 30, 2026: During the three months ended June 30, 2026, noninterest income was $90.0 million, an increase of $2.0 million from $88.0 million during the three months ended June 30, 2025. The increase was driven by double-digit growth across several of our fee-based businesses, including WSFS Institutional Services®, BMT-DE, and Capital Markets. These increases were partially offset by a $4.1 million impairment of one of our equity investments and a $2.1 million decrease in Cash Connect®, primarily due to the impact of interest rates and lower ATM volumes.
Six months ended June 30, 2026: During the six months ended June 30, 2026, noninterest income was $180.1 million, an increase of $11.2 million from $168.9 million during the six months ended June 30, 2025. This increase was primarily driven by $18.0 million of higher Wealth and Trust fees and a $2.1 million increase in Capital Markets, partially offset by a $4.8 million decrease in Cash Connect® for the reasons mentioned above, the $4.1 million equity investment impairment, and $2.3 million of earnout revenue from Spring EQ recognized in the prior year.
For further information, see Note 2 to the unaudited Consolidated Financial Statements.
Noninterest Expense
Three months ended June 30, 2026: During the three months ended June 30, 2026, noninterest expense was $166.3 million, an increase of $7.0 million from $159.3 million for the three months ended June 30, 2025. The increase was primarily due to an increase of $6.6 million from salaries and benefits from higher performance-based incentives and higher medical costs, as well as higher fraud costs and a $1.6 million one-time insurance recovery in the prior year. These increases were partially offset by a $1.5 million decrease in professional fees.
Six months ended June 30, 2026: During the six months ended June 30, 2026, noninterest expense was $329.1 million, an increase of $17.9 million from $311.1 million for the six months ended June 30, 2025. The increase was primarily due to $16.0 million of higher salaries and benefits due to the reasons mentioned above, $2.5 million related to restructuring costs due to a loss on a property sale and a write-down of held-for-sale real estate, $2.4 million of higher loan workout and other credit costs, partially offset by a $3.3 million decrease in other operating expense driven by lower Cash Connect® external funding costs.
Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $26.8 million and $54.4 million during the three and six months ended June 30, 2026, respectively, compared to income tax expense of $23.3 million and $44.4 million for the same periods in 2025. The increase for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to higher income before taxes in 2026.

Our effective tax rate was 24.1% for both the three and six months ended June 30, 2026 compared to 24.4% and 24.3% for the three and six months ended June 30, 2025, respectively. The reduction was primarily due to increased federal tax credits.
The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, federal low-income housing tax credits, solar tax credits, research and development tax credits, historic tax credits and excess tax benefits from recognized stock compensation. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options, tax deficiencies from recognized stock compensation, and a provision for state income tax expense. We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

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

(Dollars and share amounts in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Stockholders’ equity of WSFS	$2,721,798	$2,738,545
Less: Goodwill and other intangible assets	962,451	969,903
Tangible common equity (numerator)	$1,759,347	$1,768,642
Shares of common stock outstanding (denominator)	51,388	53,410
Book value per share of common stock	$52.97	$51.27
Goodwill and other intangible assets	18.73	18.16
Tangible book value per share of common stock	$34.24	$33.11
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
Critical accounting estimates at June 30, 2026 did not significantly change from our critical accounting estimates at December 31, 2025, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS
Recent legislative and regulatory developments at June 30, 2026 did not significantly change from our recent legislative and regulatory developments at December 31, 2025, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
(b)Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2026.

Part II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to the information provided in Note 16 – Legal and Other Proceedings to the unaudited Consolidated Financial Statements.
Item 1A. Risk Factors
There have not been any material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2025, the Board of Directors of the Company approved an incremental authorization to repurchase 5,769,334 shares of common stock, or 10% of its outstanding shares as of March 31, 2025. During the second quarter of 2026, the Board of Directors of the Company approved an incremental authorization to repurchase 7,822,396 shares of common stock, or 15% of its outstanding shares as of March 31, 2026. Under the plans, repurchases may be made from time to time in the open market or through negotiated transactions, subject to market conditions and other factors, and in accordance with applicable securities laws. The plans are consistent with our intent to optimize capital levels through a mix of dividends and share repurchases while maintaining capital ratios in excess of “well-capitalized” regulatory benchmarks and targeting a corporate common equity Tier 1 capital ratio of approximately 12%.
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2026.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	202,133	$69.74	202,133	9,921,844
May 1, 2026 - May 31, 2026	439,815	70.94	439,815	9,482,029
June 1, 2026 - June 30, 2026	282,000	74.25	282,000	9,200,029
Total	923,948	$71.69	923,948
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

WSFS FINANCIAL CORPORATION

Date: August 5, 2026	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Date: August 5, 2026	/s/ David Burg
David Burg
Executive Vice President, Chief Financial Officer