Form 10-Q
period 2026-09-30
WSFS FINANCIAL CORP
filed 2026-11-03
CIK 828944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Number of shares outstanding of the issuer's common stock, as of the latest practicable date: 50,507,732 shares as of October 31, 2026.

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
•losses incurred as a result of external fraud;
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

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share and share data)	2026	2025	2026	2025
Interest income:
Interest and fees on loans and leases	$213,684	$218,250	$627,133	$651,007
Interest on mortgage-backed securities	30,392	24,202	83,609	73,478
Interest and dividends on investment securities:
Taxable	699	699	2,098	2,098
Tax-exempt	1,438	1,481	4,367	4,454
Other interest income	17,692	13,789	52,743	31,452
	263,905	258,421	769,950	762,489
Interest expense:
Interest on deposits	62,630	71,185	181,821	212,413
Interest on Federal Home Loan Bank advances	495	586	1,425	2,473
Interest on senior debt	2,775	1,089	8,306	4,252
Interest on federal funds purchased	1	2	1	2
Interest on trust preferred borrowings	1,390	1,524	4,115	4,565
Interest on other borrowings	20	12	52	50
	67,311	74,398	195,720	223,755
Net interest income	196,594	184,023	574,230	538,734
Provision for credit losses	8,393	6,566	11,439	36,537
Net interest income after provision for credit losses	188,201	177,457	562,791	502,197
Noninterest income:
Credit/debit card and ATM income	14,819	18,487	45,505	55,539
Investment management and fiduciary income	53,928	41,272	154,515	124,327
Deposit service charges	7,251	7,001	21,169	20,556
Mortgage banking activities, net	971	2,091	4,655	6,232
Loan and lease fee income	1,904	2,089	5,524	4,984
Unrealized loss on equity investments, net	—	—	(4,134)	—
Realized gain on sale of equity investments, net	146	939	305	957
Other income	11,959	14,592	43,522	42,782
	90,978	86,471	271,061	255,377
Noninterest expense:
Salaries, benefits and other compensation	93,817	91,661	281,471	263,283
Occupancy expense	9,380	8,498	27,828	27,220
Equipment expense	14,648	12,933	41,581	39,439
Data processing and operations expenses	4,977	5,045	15,234	14,750
Professional fees	3,572	4,942	12,442	15,851
Marketing expense	2,528	2,178	7,230	5,798
Loss on debt extinguishment	—	352	—	352
FDIC expenses	2,539	2,739	7,696	7,750
Loan workout and other credit costs	3,150	1,802	7,411	3,671
Corporate development expense	62	171	182	(99)
Restructuring expense	24	398	2,820	658
Other operating expense	26,862	32,337	86,729	95,521
	161,559	163,056	490,624	474,194
Income before taxes	117,620	100,872	343,228	283,380
Income tax provision	28,309	24,405	82,743	68,825
Net income	$89,311	$76,467	$260,485	$214,555
Less: Net income (loss) attributable to noncontrolling interest	15	18	(36)	(116)
Net income attributable to WSFS	$89,296	$76,449	$260,521	$214,671
Earnings per share:
Basic	$1.75	$1.37	$5.02	$3.77
Diluted	$1.75	$1.37	$5.01	$3.75
Weighted average shares of common stock outstanding:
Basic	50,946,352	55,804,955	51,856,693	56,976,693
Diluted	51,100,141	55,960,833	52,010,835	57,171,976

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$89,311	$76,467	$260,485	$214,555
Less: Net income (loss) attributable to noncontrolling interest	15	18	(36)	(116)
Net income attributable to WSFS	89,296	76,449	260,521	214,671
Other comprehensive income (loss):
Net change in unrealized (losses) gains on investment securities available-for-sale
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(39,346), $14,019, $(44,834), and $43,301, respectively	(124,595)	44,395	(141,975)	137,120
Net change in securities held-to-maturity
Amortization of net unrealized losses on available-for-sale securities reclassified to held-to-maturity, net of tax expense of $957, $1,063, $2,779, and $3,103, respectively	3,028	3,370	8,799	9,825
Net change in unfunded post-retirement liability
Change in unfunded post-retirement liability related to unrealized gain and prior service cost, net of tax benefit of $27, $20, $237, and $58, respectively	(87)	(62)	(750)	(184)
Net change in cash flow hedge
Net unrealized (loss) gain arising during the period, net of tax (benefit) expense of $(3,025), $(68), $(5,656), and $1,295, respectively	(9,579)	(215)	(17,912)	4,100
Net change in equity method investments
Net change in other comprehensive loss of equity method investments, net of tax benefit of $3, $7, $26, and $213, respectively	(9)	(21)	(81)	(673)
Total other comprehensive (loss) income	(131,242)	47,467	(151,919)	150,188
Total comprehensive (loss) income	$(41,946)	$123,916	$108,602	$364,859
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except per share and share data)	September 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$1,926,787	$1,690,265
Interest-bearing deposits in other banks including collateral (restricted cash) of $1,100 at September 30, 2026 and $6,530 at December 31, 2025	3,470	8,889
Total cash, cash equivalents, and restricted cash	1,930,257	1,699,154
Investment securities, available-for-sale (amortized cost of $4,373,381 at September 30, 2026 and $4,037,700 at December 31, 2025)	3,691,117	3,542,246
Investment securities, held-to-maturity, net of allowance for credit losses of $5 at September 30, 2026 and December 31, 2025 (fair value $770,479 at September 30, 2026 and $879,066 at December 31, 2025)	925,722	968,331
Other investments	8,595	13,441
Loans, held for sale at fair value	21,386	61,573
Loans and leases, net of allowance for credit losses of $185,238 at September 30, 2026 and $179,647 at December 31, 2025	13,457,002	13,082,027
Stock in Federal Home Loan Bank (FHLB) of Pittsburgh at cost	10,488	10,194
Other real estate owned	11,846	200
Accrued interest receivable	81,171	80,285
Premises and equipment	77,875	80,320
Goodwill and intangible assets	958,111	969,903
Other assets, net of allowance for credit losses of $2,639 at September 30, 2026 and $2,848 at December 31, 2025	938,189	806,402
Total assets	$22,111,759	$21,314,076
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$6,057,908	$5,576,598
Interest-bearing	12,326,178	12,065,890
Total deposits	18,384,086	17,642,488
Trust preferred borrowings	91,177	91,047
Senior debt	197,010	196,891
Other borrowed funds	16,182	14,744
Accrued interest payable	20,216	19,646
Other liabilities	800,754	621,185
Total liabilities	19,509,425	18,586,001
Stockholders’ Equity:
Common stock $0.01 par value, 90,000,000 shares authorized; issued 76,699,090 at September 30, 2026 and 76,456,499 at December 31, 2025	767	765
Capital in excess of par value	2,013,995	2,005,747
Accumulated other comprehensive loss	(597,466)	(445,547)
Retained earnings	2,352,598	2,121,706
Treasury stock at cost, 26,039,527 shares at September 30, 2026 and 23,046,983 shares at December 31, 2025	(1,156,851)	(944,126)
Total stockholders’ equity of WSFS	2,613,043	2,738,545
Noncontrolling interest	(10,709)	(10,470)
Total stockholders' equity	2,602,334	2,728,075
Total liabilities and stockholders' equity	$22,111,759	$21,314,076

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2026
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, June 30, 2026	76,678,219	$767	$2,010,400	$(466,224)	$2,273,507	$(1,096,652)	$2,721,798	$(10,724)	$2,711,074
Net income	—	—	—	—	89,296	—	89,296	15	89,311
Other comprehensive loss	—	—	—	(131,242)	—	—	(131,242)	—	(131,242)
Cash dividend, $0.20 per share	—	—	—	—	(10,205)	—	(10,205)	—	(10,205)
Issuance of common stock including proceeds from exercise of common stock options (1)	20,871	—	225	—	—	—	225	—	225
Stock-based compensation expense	—	—	3,370	—	—	—	3,370	—	3,370
Repurchases of common stock (2)	—	—	—	—	—	(60,199)	(60,199)	—	(60,199)
Balance, September 30, 2026	76,699,090	$767	$2,013,995	$(597,466)	$2,352,598	$(1,156,851)	$2,613,043	$(10,709)	$2,602,334

	Nine Months Ended September 30, 2026
(Dollars in thousands, except per share and share amounts)	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity of WSFS	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2025	76,456,499	$765	$2,005,747	$(445,547)	$2,121,706	$(944,126)	$2,738,545	$(10,470)	$2,728,075
Net income (loss)	—	—	—	—	260,521	—	260,521	(36)	260,485
Other comprehensive loss	—	—	—	(151,919)	—	—	(151,919)	—	(151,919)
Cash dividend, $0.57 per share	—	—	—	—	(29,629)	—	(29,629)	—	(29,629)
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	(203)	(203)
Issuance of common stock including proceeds from exercise of common stock options (3)	242,591	2	(2,229)	—	—	—	(2,227)	—	(2,227)
Stock-based compensation expense	—	—	10,477	—	—	—	10,477	—	10,477
Repurchases of common stock (4)	—	—	—	—	—	(212,725)	(212,725)	—	(212,725)
Balance, September 30, 2026	76,699,090	$767	$2,013,995	$(597,466)	$2,352,598	$(1,156,851)	$2,613,043	$(10,709)	$2,602,334
(1)Issuance of common stock includes 7,496 shares withheld to cover tax liabilities and option exercise costs.
(2)Repurchases of common stock include 748,970 shares repurchased in connection with the Company's share repurchase plan approved by the Board of Directors.
(3)Issuance of common stock includes 112,758 shares withheld to cover tax liabilities and option exercise costs.
(4)Repurchases of common stock include 2,992,544 shares repurchased in connection with the Company's share repurchase plan approved by the Board of Directors.

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
(2)Repurchases of common stock include 827,100 shares repurchased in connection with the Company's share repurchase plan approved by the Board of Directors.
(3)Issuance of common stock includes 89,919 shares withheld to cover tax liabilities.
(4)Repurchases of common stock include 3,410,513 shares repurchased in connection with the Company's share repurchase plan approved by the Board of Directors.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025

Operating activities:
Net income	$260,485	$214,555
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,439	36,537
Depreciation of premises and equipment, net	12,272	8,916
Accretion of fees and discounts, net	(20,230)	(19,259)
Amortization of intangible assets	10,946	11,571
Amortization of right-of-use lease assets	6,711	6,664
Decrease in operating lease liability	(8,660)	(8,096)
Income from mortgage banking activities, net	(4,655)	(6,232)
Loss on sale of other real estate owned and valuation adjustments, net	1,999	887
Stock-based compensation expense	10,477	9,442
Unrealized loss on equity investments, net	4,134	—
Realized gain on sale of equity investments, net	(305)	(957)
Gain on sale of credit card portfolio	(1,606)	—
Gain on sale of WSFS Wealth Management, LLC business	—	(386)
Deferred income tax benefit	1,411	11,537
(Increase) decrease in accrued interest receivable	(886)	5,159
(Increase) decrease in other assets	(101,924)	72,546
Origination of loans held for sale	(312,814)	(346,048)
Proceeds from sales of loans held for sale	185,424	369,741
Increase in value of bank owned life insurance	(1,579)	(407)
Increase in capitalized interest, net	(794)	(1,681)
Increase (decrease) in accrued interest payable	570	(12,431)
Increase (decrease) in other liabilities	191,823	(184,604)
Net cash provided by operating activities	$244,238	$167,454
Investing activities:
Repayments, maturities and calls of investment securities held-to-maturity	52,918	47,055
Purchases of investment securities available-for-sale	(694,240)	(100,351)
Repayments, maturities and calls of investment securities available-for-sale	359,734	286,976
Proceeds from bank-owned life insurance death benefit	108	241
Net (increase) decrease in loans	(254,343)	166,963
Proceeds from sale of credit card portfolio	34,349	—
Net cash from sale of WSFS Wealth Management, LLC business	—	2,425
Purchases of stock of Federal Home Loan Bank of Pittsburgh	(552,020)	(366,045)
Redemptions of stock of Federal Home Loan Bank of Pittsburgh	551,726	357,701
Sales of other real estate owned	216	4,725
Investment in premises and equipment	(9,827)	(5,639)
Net cash (used in) provided by investing activities	$(511,379)	$394,051

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Financing activities:
Net increase in demand and saving deposits	$852,962	$240,482
Decrease in time deposits	(109,934)	(51,885)
Receipts from FHLB advances	13,100,000	9,200,000
Repayments of FHLB advances	(13,100,000)	(9,251,040)
Repurchase of noncontrolling interest	(203)	—
Cash dividend	(29,629)	(27,911)
Issuance of common stock including proceeds from exercise of common stock options	(2,227)	(2,951)
Redemption of subordinated debt	—	(70,000)
Repurchases of common stock	(212,725)	(179,918)
Net cash provided by (used in) financing activities	$498,244	$(143,223)
Increase in cash, cash equivalents, and restricted cash	231,103	418,282
Cash, cash equivalents, and restricted cash at beginning of period	1,699,154	1,154,818
Cash, cash equivalents, and restricted cash at end of period	$1,930,257	$1,573,100
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$195,150	$236,186
Income taxes(1)	55,591	50,227
Non-cash information:
Loans transferred to other real estate owned	$13,894	$485
Loans transferred to portfolio from held for sale at fair value	167,772	(32,854)
(1)Includes $18.4 million and $11.4 million related to the purchase of renewable energy tax credits for the nine months ended September 30, 2026 and September 30, 2025, respectively.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

WSFS FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(UNAUDITED)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited Consolidated Financial Statements include the accounts of WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) and its consolidated subsidiaries. WSFS’ primary subsidiary is Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank). The Company's accounting and reporting policies conform to Generally Accepted Accounting Principles in the U.S. (GAAP), prevailing practices within the banking industry for interim financial information and Rule 10-01 of SEC Regulation S-X (Rule 10-01). Rule 10-01 does not require us to include all information and notes that would be required in audited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2026. These unaudited, interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Annual Report on Form 10-K) that was filed with the SEC on March 2, 2026 and is available at www.sec.gov or on the website at www.wsfsbank.com. All significant intercompany accounts and transactions were eliminated in consolidation.
In preparing the unaudited Consolidated Financial Statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Amounts subject to significant estimates include the allowance for credit losses (including loans and leases held for investment, investment securities available-for-sale and held-to-maturity, as well as accounts receivable for fee businesses), loans held for sale, lending-related commitments, goodwill, intangible assets, post-retirement benefit obligations, the fair value of financial instruments, and income taxes. Among other effects, changes to these estimates could result in future impairments of investment securities, goodwill and/or intangible assets, the establishment of additional allowance and lending-related commitment reserves, changes in the fair value of financial instruments, as well as increased post-retirement benefit and income tax expense.
Significant Accounting Policies
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Company's 2025 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at September 30, 2026.
Recently Adopted Accounting Guidance
There were no applicable material accounting pronouncements adopted by the Company since December 31, 2025.
Accounting Guidance Pending Adoption as of September 30, 2026
ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03): In November 2024, the FASB issued ASU 2024-03, which requires entities to disclose disaggregated information about certain income statement expense line items in the notes to their financial statements on an annual and interim basis. Subsequently, in January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, making ASU 2024-03 effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating this update to determine the impact on the Company’s disclosures.
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

ASU No. 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans (ASU 2025-08): In November 2025, the FASB issued ASU 2025-08 which aligns the initial recognition of the allowance for credit losses on financial assets acquired with a “more-than-insignificant” deterioration of credit quality since its origination (PCD assets) and non-PCD assets by applying the “gross up approach” to both populations. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods therein on a prospective basis. Early adoption is permitted. The Company will adopt this update for the year ending December 31, 2027 and does not expect it to have a material impact on the Consolidated Financial Statements.
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

2. NONINTEREST INCOME
Credit/debit card and ATM income
The following table presents the components of credit/debit card and ATM income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Bailment fees	$10,311	$13,609	$31,850	$41,065
Interchange fees	3,088	4,038	10,769	11,862
Other card and ATM fees	1,420	840	2,886	2,612
Total credit/debit card and ATM income	$14,819	$18,487	$45,505	$55,539
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
Investment management and fiduciary income
The following table presents the components of investment management and fiduciary income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
WSFS Institutional Services®	$28,440	$19,595	$80,313	$56,715
Private Wealth Management	15,783	13,746	45,932	44,655
The Bryn Mawr Trust Company of Delaware	9,705	7,931	28,270	22,957
Total investment management and fiduciary income	$53,928	$41,272	$154,515	$124,327
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

Deposit service charges
The following table presents the components of deposit service charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Service fees	$4,828	$4,682	$14,205	$13,930
Return and overdraft fees	2,164	2,026	6,116	5,721
Other deposit service fees	259	293	848	905
Total deposit service charges	$7,251	$7,001	$21,169	$20,556
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
Other income
The following table presents the components of other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Managed service fees	$5,119	$4,914	$15,381	$14,796
Currency preparation	1,616	1,691	4,831	5,152
ATM loss protection	661	659	1,972	1,963
Capital markets revenue	1,998	3,017	7,636	6,610
Miscellaneous products and services	2,565	4,311	13,702	14,261
Total other income	$11,959	$14,592	$43,522	$42,782
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
See Note 13 for further information about the disaggregation of noninterest income by segment.

3. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to WSFS	$89,296	$76,449	$260,521	$214,671
Denominator:
Weighted average basic shares	50,946	55,805	51,857	56,977
Dilutive potential common shares	154	156	154	195
Weighted average fully diluted shares	51,100	55,961	52,011	57,172
Earnings per share:
Basic	$1.75	$1.37	$5.02	$3.77
Diluted	$1.75	$1.37	$5.01	$3.75
Outstanding common stock equivalents having no dilutive effect	—	—	—	1
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

	September 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
Available-for-Sale Debt Securities
Collateralized mortgage obligations (CMO)	$468,498	$—	$86,683	$—	$381,815
Fannie Mae (FNMA) mortgage-backed securities (MBS)	3,442,307	1	533,641	—	2,908,667
Freddie Mac (FHLMC) MBS	155,550	—	14,028	—	141,522
Ginnie Mae (GNMA) MBS	88,656	—	7,525	—	81,131
Government-sponsored enterprises (GSE) agency notes	218,370	—	40,388	—	177,982
	$4,373,381	$1	$682,265	$—	$3,691,117
Held-to-Maturity Debt Securities(1)
FNMA MBS	$752,574	$—	$144,015	$—	$608,559
State and political subdivisions	173,153	—	11,228	5	161,920
	$925,727	$—	$155,243	$5	$770,479
(1)Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value basis at the time of transfer. The amortized cost of transferred held-to-maturity securities included net unrealized losses of $71.9 million at September 30, 2026, which are offset in Accumulated other comprehensive loss. At the time of transfer, there was no allowance for credit loss on the available-for-sale securities. Subsequent to transfer, the securities were evaluated for credit loss.

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

The scheduled maturities of available-for-sale debt securities at September 30, 2026 and December 31, 2025 are presented in the table below:

	Available-for-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2026 (1)
Within one year	$93,132	$92,369
After one year but within five years	343,295	319,066
After five years but within ten years	611,063	525,963
After ten years	3,325,891	2,753,719
	$4,373,381	$3,691,117
December 31, 2025 (1)
Within one year	$46,226	$45,836
After one year but within five years	219,281	208,380
After five years but within ten years	471,231	422,496
After ten years	3,300,962	2,865,534
	$4,037,700	$3,542,246
(1)Actual maturities could differ from contractual maturities.
As of September 30, 2026, the Company’s available-for-sale investment securities consisted of 1,082 securities, 1,081 of which were in an unrealized loss position, and substantially all of the Company's available-for-sale investment securities were mortgage-backed securities or collateralized mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The scheduled maturities of held-to-maturity debt securities at September 30, 2026 and December 31, 2025 are presented in the table below:

	Held-to-Maturity
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2026 (1)
Within one year	$3,475	$3,440
After one year but within five years	20,046	19,379
After five years but within ten years	79,989	75,245
After ten years	822,217	672,415
	$925,727	$770,479
December 31, 2025 (1)
Within one year	$1,920	$1,918
After one year but within five years	21,180	21,166
After five years but within ten years	69,374	69,851
After ten years	875,862	786,131
	$968,336	$879,066
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
Investment securities with fair market values aggregating $3.8 billion and $4.1 billion were pledged as collateral for investment sweep repurchase agreements, municipal deposits, and other obligations as of September 30, 2026 and December 31, 2025, respectively.

During the nine months ended September 30, 2026 and 2025, the Company had no sales of debt securities categorized as available-for-sale.
As of September 30, 2026 and December 31, 2025, the Company's debt securities portfolio had remaining unamortized premiums of $34.7 million and $40.4 million, respectively, and unaccreted discounts of $39.0 million and $17.4 million, respectively.
For debt securities in an unrealized loss position, the table below shows the gross unrealized losses and fair value by investment category and length of time that individual debt securities were in a continuous unrealized loss position at September 30, 2026.

	Duration of Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale debt securities:
CMO	$47,071	$1,243	$334,744	$85,440	$381,815	$86,683
FNMA MBS	713,650	34,376	2,193,126	499,265	2,906,776	533,641
FHLMC MBS	48,161	1,829	93,361	12,199	141,522	14,028
GNMA MBS	49,609	3,011	31,522	4,514	81,131	7,525
GSE agency notes	—	—	177,982	40,388	177,982	40,388
	$858,491	$40,459	$2,830,735	$641,806	$3,689,226	$682,265
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
The Company does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized losses are the result of changes in market interest rates subsequent to purchase, not credit loss, as these are highly rated agency securities with no expected credit loss, in the event of a default. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of September 30, 2026.

At September 30, 2026 and December 31, 2025, held-to-maturity debt securities had an amortized cost basis of $925.7 million and $968.3 million, respectively. The held-to-maturity debt security portfolio primarily consists of mortgage-backed securities which were issued or guaranteed by U.S. government-sponsored entities and agencies and highly rated municipal bonds. The Company monitors credit quality of its non-government and non-agency securities through credit ratings. The following table summarizes the amortized cost of debt securities held-to-maturity as of September 30, 2026, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$173,153
Not rated	752,574	—
Ending balance	$752,574	$173,153
The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2025, aggregated by credit quality indicator:

(Dollars in thousands)	FNMA MBS	State and political subdivisions
A+ rated or higher	$—	$179,897
Not rated	788,439	—
Ending balance	$788,439	$179,897
The Company reviewed its held-to-maturity debt securities by major security type for potential credit losses. There was no activity in the allowance for credit losses for FNMA MBS debt securities for the nine months ended September 30, 2026 and 2025. See Note 6 for information on the activity in the allowance for credit losses for state and political subdivisions debt securities for the three and nine months ended September 30, 2026 and 2025.
Accrued interest receivable of $2.9 million as of September 30, 2026 and $3.4 million as of December 31, 2025 for held-to-maturity debt securities was excluded from the evaluation of allowance for credit losses. There were no nonaccrual or past due held-to-maturity debt securities as of September 30, 2026 and December 31, 2025.
Equity Investments
The Company had equity investments of $8.6 million and $13.4 million as of September 30, 2026 and December 31, 2025, respectively.
During the three months ended September 30, 2026, the Company did not recognize any impairment losses on its equity investments. During the nine months ended September 30, 2026, the Company recognized impairment losses of $4.1 million related to one of its equity investments, recorded within Unrealized loss on equity investments, net in the unaudited Consolidated Statements of Income. The Company recognized realized gains of $0.1 million and $0.3 million related to our equity investments for the three and nine months ended September 30, 2026, respectively. The Company recognized realized gains of $0.9 million and $1.0 million related to our equity investments for the three and nine months ended September 30, 2025, respectively.

5. LOANS AND LEASES
The following table shows the Company's loan and lease portfolio by category:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commercial and industrial	$2,975,080	$2,796,654
Owner-occupied commercial	2,040,299	1,937,339
Commercial mortgages	3,884,727	3,916,159
Construction	1,004,871	1,023,911
Commercial small business leases	593,112	603,321
Residential(1)	1,331,351	1,089,830
Consumer(2)	1,812,800	1,894,460
	13,642,240	13,261,674
Less:
Allowance for credit losses	185,238	179,647
Net loans and leases	$13,457,002	$13,082,027
(1) Includes reverse mortgages at fair value of $3.5 million at September 30, 2026 and $3.7 million at December 31, 2025.
(2) Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
Accrued interest receivable on loans and leases was $63.7 million and $64.9 million at September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on loans and leases was excluded from the evaluation of allowance for credit losses.

6. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY INFORMATION
The following tables provide the activity of the total allowance for credit losses for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30, 2026				Nine months ended September 30, 2026
(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Allowance for credit losses
Beginning balance	$177,263	$5	$2,767	$180,035	$179,647	$5	$2,848	$182,500
Charge-offs	(8,532)	—	(1,621)	(10,153)	(32,183)	—	(4,647)	(36,830)
Recoveries	9,100	—	507	9,607	29,096	—	1,677	30,773
Provision	7,407	—	986	8,393	8,678	—	2,761	11,439
Ending balance	$185,238	$5	$2,639	$187,882	$185,238	$5	$2,639	$187,882

	Three months ended September 30, 2025				Nine months ended September 30, 2025
(Dollars in thousands)	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total	Loans and Leases	HTM Securities(1)	Other Accounts Receivable	Total
Allowance for credit losses
Beginning balance	$186,304	$6	$2,811	$189,121	$195,281	$7	$—	$195,288
Charge-offs	(12,353)	—	(1,019)	(13,372)	(48,020)	—	(2,840)	(50,860)
Recoveries	3,267	—	748	4,015	13,272	—	748	14,020
Charge-offs from transfer of loans to held for sale	(826)	—	—	(826)	(9,481)	—	—	(9,481)
Provision (release)	6,838	—	(272)	6,566	32,178	(1)	4,360	36,537
Ending balance	$183,230	$6	$2,268	$185,504	$183,230	$6	$2,268	$185,504
(1)See Note 4 for further detail on the HTM securities allowance.

Allowance for Credit Losses Related to Loans and Leases
The following tables provide the activity of allowance for credit losses (ACL) and loan balances for our loan and lease portfolio for the three and nine months ended September 30, 2026 and 2025. For the three and nine months ended September 30, 2026, the increase in ACL was primarily due to a specific reserve and loan growth, partially offset by payments and recoveries.

(Dollars in thousands)	Commercial and Industrial	Owner-occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended September 30, 2026
Allowance for credit losses
Beginning balance	$51,883	$8,717	$49,451	$13,541	$17,424	$6,260	$29,987	$177,263
Charge-offs	(3,928)	(311)	—	(700)	(2,588)	—	(1,005)	(8,532)
Recoveries	4,992	1	2,827	—	748	41	491	9,100
Provision (release)	7,736	627	(3,196)	401	481	(318)	1,676	7,407
Ending balance	$60,683	$9,034	$49,082	$13,242	$16,065	$5,983	$31,149	$185,238
Nine months ended September 30, 2026
Allowance for credit losses
Beginning balance	$52,927	$7,626	$48,047	$13,264	$16,449	$6,764	$34,570	$179,647
Charge-offs	(13,334)	(609)	(1,740)	(4,435)	(7,925)	—	(4,140)	(32,183)
Recoveries	21,629	13	3,361	—	2,318	135	1,640	29,096
(Release) provision	(539)	2,004	(586)	4,413	5,223	(916)	(921)	8,678
Ending balance	$60,683	$9,034	$49,082	$13,242	$16,065	$5,983	$31,149	$185,238
Period-end allowance allocated to:
Loans evaluated on an individual basis	$8,082	$—	$—	$2,035	$—	$—	$—	$10,117
Loans evaluated on a collective basis	52,601	9,034	49,082	11,207	16,065	5,983	31,149	175,121
Ending balance	$60,683	$9,034	$49,082	$13,242	$16,065	$5,983	$31,149	$185,238
Period-end loan balances:
Loans evaluated on an individual basis	$29,639	$19,896	$5,287	$7,243	$—	$6,961	$3,633	$72,659
Loans evaluated on a collective basis	2,945,441	2,020,403	3,879,440	997,628	593,112	1,320,862	1,809,167	13,566,053
Ending balance	$2,975,080	$2,040,299	$3,884,727	$1,004,871	$593,112	$1,327,823	$1,812,800	$13,638,712
(1)Period-end loan balance excludes reverse mortgages at fair value of $3.5 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner - occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
Three months ended September 30, 2025
Allowance for credit losses
Beginning balance	$52,121	$8,584	$54,775	$10,696	$18,301	$5,815	$36,012	$186,304
Charge-offs	(7,363)	(4)	(43)	—	(3,860)	—	(1,083)	(12,353)
Recoveries	1,541	4	—	—	932	43	747	3,267
Charge-offs arising from transfer of loans to held for sale	—	—	—	—	—	—	(826)	(826)
Provision (release)	3,330	(273)	(6,122)	6,478	1,892	594	939	6,838
Ending balance	$49,629	$8,311	$48,610	$17,174	$17,265	$6,452	$35,789	$183,230
Nine months ended September 30, 2025
Allowance for loan losses
Beginning balance	$57,131	$9,139	$48,962	$9,185	$15,965	$5,566	$49,333	$195,281
Charge-offs	(28,514)	(4)	(240)	—	(11,203)	—	(8,059)	(48,020)
Recoveries	3,985	16	527	—	2,265	140	6,339	13,272
Charge-offs arising from transfer of loans to held for sale	(552)	—	—	—	—	—	(8,929)	(9,481)
Provision (release)	17,579	(840)	(639)	7,989	10,238	746	(2,895)	32,178
Ending balance	$49,629	$8,311	$48,610	$17,174	$17,265	$6,452	$35,789	$183,230
Period-end allowance allocated to:
Loans evaluated on an individual basis	$—	$—	$—	$6,069	$—	$—	$—	$6,069
Loans evaluated on a collective basis	49,629	8,311	48,610	11,105	17,265	6,452	35,789	177,161
Ending balance	$49,629	$8,311	$48,610	$17,174	$17,265	$6,452	$35,789	$183,230
Period-end loan balances:
Loans evaluated on an individual basis	$14,986	$6,672	$3,145	$29,381	$—	$8,149	$3,024	$65,357
Loans evaluated on a collective basis	2,610,166	1,916,095	3,852,826	974,605	617,256	1,025,194	1,893,754	12,889,896
Ending balance	$2,625,152	$1,922,767	$3,855,971	$1,003,986	$617,256	$1,033,343	$1,896,778	$12,955,253
(1)Period-end loan balance excludes reverse mortgages at fair value of $5.3 million.
(2)Includes home equity lines of credit, installment loans, unsecured lines of credit and education loans.
The following tables show nonaccrual and past due loans presented at amortized cost at the date indicated:

	September 30, 2026
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$4,446	$1,916	$6,362	$2,938,944	$9,620	$20,154	$2,975,080
Owner-occupied commercial	3,294	4,660	7,954	2,012,448	19,897	—	2,040,299
Commercial mortgages	7,292	—	7,292	3,872,148	5,287	—	3,884,727
Construction	—	—	—	997,628	1,808	5,435	1,004,871
Commercial small business leases	5,098	850	5,948	587,164	—	—	593,112
Residential(1)	3,300	260	3,560	1,319,154	5,109	—	1,327,823
Consumer(2)	9,136	8,032	17,168	1,792,132	3,500	—	1,812,800
Total	$32,566	$15,718	$48,284	$13,519,618	$45,221	$25,589	$13,638,712
% of Total Loans	0.24%	0.12%	0.35%	99.13%	0.33%	0.19%	100%
(1)Residential accruing current balances excludes reverse mortgages at fair value of $3.5 million.
(2)Includes $11.9 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.

	December 31, 2025
(Dollars in thousands)	30–89 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Still Accruing	Total Past Due And Still Accruing	Accruing Current Balances	Nonaccrual Loans With No Allowance	Nonaccrual Loans With An Allowance	Total Loans
Commercial and industrial	$4,634	$2,062	$6,696	$2,762,898	$16,842	$10,218	$2,796,654
Owner-occupied commercial	7,152	50	7,202	1,923,556	6,581	—	1,937,339
Commercial mortgages	44,139	9,533	53,672	3,854,922	7,565	—	3,916,159
Construction	1,716	—	1,716	999,814	16,946	5,435	1,023,911
Commercial small business leases	6,536	592	7,128	596,193	—	—	603,321
Residential(1)	3,851	133	3,984	1,077,116	5,002	—	1,086,102
Consumer(2)	10,719	10,046	20,765	1,870,386	3,309	—	1,894,460
Total	$78,747	$22,416	$101,163	$13,084,885	$56,245	$15,653	$13,257,946
% of Total Loans	0.59%	0.17%	0.76%	98.70%	0.42%	0.12%	100%
(1)Residential accruing current balances excludes reverse mortgages, at fair value of $3.7 million.
(2)Includes $15.2 million of delinquent, but still accruing, U.S. government-guaranteed student loans that carry little risk of credit loss.
The following table presents the amortized cost basis of nonaccruing collateral-dependent loans by class at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Property	Equipment and other	Property	Equipment and other
Commercial and industrial	$23,625	$6,149	$17,557	$9,504
Owner-occupied commercial	19,897	—	6,580	—
Commercial mortgages	5,287	—	7,565	—
Construction	7,243	—	22,381	—
Residential(1)	5,109	—	5,002	—
Consumer(2)	3,480	20	3,285	24
Total	$64,641	$6,169	$62,370	$9,528
(1)Excludes reverse mortgages at fair value.
(2)Includes home equity lines of credit.
As of September 30, 2026, there were 27 residential loans and 33 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $5.3 million and $28.2 million, respectively. As of December 31, 2025, there were 29 residential loans and 37 commercial loans in the process of foreclosure. The total outstanding balance on these loans was $6.2 million and $36.4 million, respectively. Loan workout and other real estate owned (OREO) expenses were $2.5 million and $5.6 million during the three and nine months ended September 30, 2026, and $1.1 million and $3.3 million during three and nine months ended September 30, 2025. Loan workout and OREO expenses are included in Loan workout and other credit costs on the unaudited Consolidated Statements of Income.

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
•Substandard or Lower. These borrowers have well-defined weaknesses that require extensive oversight by management. Borrowers in this category may exhibit one or more of the following: inadequate debt service coverage, unprofitable operations, insufficient liquidity, high leverage, and weak or inadequate capitalization. Relationships in this category are not adequately protected by the sound financial worth and paying capacity of the obligor or the collateral pledged on the loan, if any. A distinct possibility exists that the Bank will sustain some loss if the deficiencies are not corrected. In addition, some borrowers in this category could have the added characteristic that the possibility of loss is extremely high. Current circumstances in the credit relationship make collection or liquidation in full highly questionable. Such impending events include: perfecting liens on additional collateral, obtaining collateral valuations, an acquisition or liquidation proceeding, proposed merger, or refinancing plan.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses as of September 30, 2026.

	Term Loans Amortized Cost Basis by Origination Year(1)(2)
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial:
Risk Rating
Pass	$556,154	$665,767	$421,476	$284,933	$160,635	$297,773	$7,319	$389,089	$2,783,146
Special mention	14,025	10,052	2,893	3,099	12,496	5,214	—	2,834	50,613
Substandard or lower	31,007	20,382	20,606	13,177	3,762	25,152	88	27,147	141,321
	$601,186	$696,201	$444,975	$301,209	$176,893	$328,139	$7,407	$419,070	$2,975,080
Current-period gross charge-offs	$—	$215	$1,125	$3,015	$5,135	$3,844	$—	$—	$13,334
Owner-occupied commercial:
Risk Rating
Pass	$340,665	$248,130	$209,400	$216,100	$145,469	$515,095	$—	$281,390	$1,956,249
Special mention	2,236	—	72	—	3,738	2,160	—	—	8,206
Substandard or lower	2,252	8,612	4,304	9,730	13,151	25,856	—	11,939	75,844
	$345,153	$256,742	$213,776	$225,830	$162,358	$543,111	$—	$293,329	$2,040,299
Current-period gross charge-offs	$—	$—	$523	$—	$45	$41	$—	$—	$609
Commercial mortgages:
Risk Rating
Pass	$528,031	$403,196	$323,778	$364,046	$299,143	$1,153,634	$—	$632,440	$3,704,268
Special mention	10,647	—	24,342	6,400	3,546	11,232	—	4,083	60,250
Substandard or lower	21,014	22,629	3,273	379	15,158	38,704	—	19,052	120,209
	$559,692	$425,825	$351,393	$370,825	$317,847	$1,203,570	$—	$655,575	$3,884,727
Current-period gross charge-offs	$—	$—	$—	$—	$1,740	$—	$—	$—	$1,740
Construction:
Risk Rating
Pass	$196,177	$397,822	$262,453	$61,172	$2,735	$15,038	$—	$28,821	$964,218
Special mention	20,338	3,458	—	—	—	—	—	—	23,796
Substandard or lower	8,641	1,300	5,435	974	—	—	—	507	16,857
	$225,156	$402,580	$267,888	$62,146	$2,735	$15,038	$—	$29,328	$1,004,871
Current-period gross charge-offs	$—	$700	$—	$3,735	$—	$—	$—	$—	$4,435
Commercial small business leases:
Risk Rating
Performing	$167,777	$156,802	$140,248	$85,709	$39,275	$3,301	$—	$—	$593,112
Nonperforming	—	—	—	—	—	—	—	—	—
	$167,777	$156,802	$140,248	$85,709	$39,275	$3,301	$—	$—	$593,112
Current-period gross charge-offs	$77	$857	$2,646	$2,204	$1,644	$497	$—	$—	$7,925
Residential(3):
Risk Rating
Performing	$376,792	$213,500	$123,135	$122,991	$54,957	$429,335	$—	$—	$1,320,710
Nonperforming	—	—	—	107	—	7,006	—	—	7,113
	$376,792	$213,500	$123,135	$123,098	$54,957	$436,341	$—	$—	$1,327,823
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer(4):
Risk Rating
Performing	$11,801	$34,501	$161,632	$175,226	$264,648	$278,794	$871,807	$10,610	$1,809,019
Nonperforming	—	—	—	301	526	97	2,553	304	3,781
	$11,801	$34,501	$161,632	$175,527	$265,174	$278,891	$874,360	$10,914	$1,812,800
Current-period gross charge-offs	$839	$97	$710	$385	$862	$1,247	$—	$—	$4,140
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
The following tables show the period-end amortized cost basis of troubled loans modified during the three and nine months ended September 30, 2026 and 2025, disaggregated by portfolio segment and type of modification granted:

	Three Months Ended September 30, 2026
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$15,509	$3,859	$—	$—	$19,368	0.65%
Owner-occupied commercial	4,380	—	1,863	—	6,243	0.31%
Commercial mortgages	7,659	—	—	—	7,659	0.20%
Construction	20,338	—	—	—	20,338	2.02%
Residential	—	707	—	—	707	0.05%
Consumer(1)	—	236	183	—	419	0.02%
Total	$47,886	$4,802	$2,046	$—	$54,734	0.40%

	Nine Months Ended September 30, 2026
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Combination- Term Extension and Interest Rate Reduction	Total	% of Total Loan Category
Commercial and industrial	$15,512	$3,899	$806	$—	$20,217	0.68%
Owner-occupied commercial	6,146	—	1,863	—	8,009	0.39%
Commercial mortgages	30,369	—	—	—	30,369	0.78%
Construction	20,338	632	—	—	20,970	2.09%
Residential	—	1,573	—	—	1,573	0.12%
Consumer(1)	422	625	446	48	1,541	0.09%
Total	$72,787	$6,729	$3,115	$48	$82,679	0.61%
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	Three months ended September 30, 2025
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Total	% of Total Loan Category
Commercial and industrial	$15,895	$—	$272	$16,167	0.62%
Owner-occupied commercial	484	—	3,011	3,495	0.18%
Commercial mortgages	19,158	—	—	19,158	0.50%
Construction	1,714	—	—	1,714	0.17%
Consumer(1)	271	136	6	413	0.02%
Total	$37,522	$136	$3,289	$40,947	0.32%

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Combination- Term Extension and Payment Delay	Total	% of Total Loan Category
Commercial and industrial	$18,235	$2,500	$302	$21,037	0.80%
Owner-occupied commercial	610	739	3,011	4,360	0.23%
Commercial mortgages	50,410	—	6,570	56,980	1.48%
Construction	28,474	—	—	28,474	2.84%
Consumer(1)	273	327	399	999	0.05%
Total	$98,002	$3,566	$10,282	$111,850	0.86%
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.
The following table describes the financial effect of the modifications made to troubled loans during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(2)	Term Extension(1)	Interest Rate Reduction(2)	More-Than-Insignificant Payment Delay(2)
Commercial and industrial	0.29	—%	0.03%	0.45	—%	0.03%
Owner-occupied commercial	0.33	—	0.01	0.43	—	0.01
Commercial mortgages	0.50	—	—	1.42	0.01	—
Construction	1.00	—	—	1.00	—	—
Residential	0.00	—	0.01	0.00	—	0.01
Consumer	2.22	0.45	—	7.99	0.45	0.01

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Term Extension(1)	More-Than-Insignificant Payment Delay(2)	Term Extension(1)	More-Than-Insignificant Payment Delay(2)
Commercial and industrial	1.88	—%	1.77	0.02%
Owner-occupied commercial	0.81	0.02	0.82	0.03
Commercial mortgages	1.18	—	0.80	0.05
Construction	0.49	—	0.87	—
Consumer	3.68	—	1.81	0.01
(1)Represents the weighted-average increase in the life of modified loans measured in years, which reduces monthly payment amounts for borrowers.
(2)Represents the percentage of loans deferred over the total loan portfolio excluding reverse mortgages at fair value.
As of September 30, 2026 and December 31, 2025, the Company had commitments to extend credit of $15.3 million and $6.4 million, respectively, to borrowers experiencing financial difficulty whose terms had been modified.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
The following tables show the amortized cost of loans that received a modification that had a payment default during the three and nine months ended September 30, 2026 and September 30, 2025 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

	Three Months Ended September 30, 2026
	Term Extension	More-Than-Insignificant Payment Delay	Combination Term Extension & Payment Delay	Total
Commercial and industrial	$—	$—	$147	$147
Total	$—	$—	$147	$147

	Nine Months Ended September 30, 2026
	Term Extension	More-Than-Insignificant Payment Delay	Combination Term Extension & Payment Delay	Total
Commercial and industrial	$157	$—	$147	$304
Owner-occupied commercial	309	—	—	309
Commercial mortgages	1,260	—	—	1,260
Consumer	—	201	—	201
Total	$1,726	$201	$147	$2,074

	Three months ended September 30, 2025
	Term Extension	Combination Term Extension & Payment Delay	Total
Commercial and industrial	$—	$301	$301
Total	$—	$301	$301

	Nine Months Ended September 30, 2025
	Term Extension	Combination Term Extension & Payment Delay	Total
Commercial and industrial	$—	$301	$301
Commercial mortgages	5,435	—	5,435
Total	$5,435	$301	$5,736
The Company closely monitors the performance of troubled loans to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the last 12 months as of September 30, 2026 and 2025:

	September 30, 2026
(Dollars in thousands)	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial	$—	$—	$23,367	$1,064	$24,431
Owner-occupied commercial	—	—	5,596	2,722	8,318
Commercial mortgages	5,618	—	44,444	1,606	51,668
Construction	—	—	20,970	—	20,970
Residential	—	—	1,796	—	1,796
Consumer(1)	61	—	1,501	329	1,891
Total	$5,679	$—	$97,674	$5,721	$109,074
(1)Includes home equity lines of credit, installment loans and unsecured lines of credit.

	September 30, 2025
	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total
Commercial and industrial(1)	$—	$—	$32,097	$3,363	$35,460
Owner-occupied commercial	—	—	2,197	2,163	4,360
Commercial mortgages	6,570	—	50,929	—	57,499
Construction	—	—	21,355	26,760	48,115
Consumer(2)	1	—	916	106	1,023
Total	$6,571	$—	$107,494	$32,392	$146,457
(1)Excludes $10.3 million of troubled loans held for sale.
(2)Includes home equity lines of credit, installment loans and unsecured lines of credit.

Allowance for Credit Losses Related to Other Accounts Receivable
The Company determines the allowance for other accounts receivable (e.g. fee-related receivables) considering historical loss information and other available indicators. In certain cases where there are no historical or current indicators of an expected credit loss, we may estimate the reserve to be close to zero. The allowance for credit losses related to other accounts receivable was $2.6 million as of September 30, 2026 and $2.8 million as of December 31, 2025.

7. LEASES
As a lessee, the Company enters into leases for its bank branches, corporate offices, and certain equipment. As a lessor, the Company primarily provides financing through its equipment leasing business.
Lessee
The Company's ongoing leases have remaining lease terms of less than one year to 19 years, which includes renewal options that are reasonably expected to be exercised at its discretion. The Company's lease terms to calculate the lease liability and right-of-use asset include options to extend the lease when it is reasonably certain that the Company will exercise the option. The lease liability and right-of-use asset are included in Other liabilities and Other assets, respectively, in the unaudited Consolidated Statements of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the unaudited Consolidated Statements of Financial Condition. Lease expense is recognized on a straight-line basis over the lease term. Operating lease expense is included in Occupancy expense in the unaudited Consolidated Statements of Income. The Company accounts for lease components separately from nonlease components. The Company subleases certain real estate to third parties.
The components of operating lease cost were as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease cost (1)	$3,590	$3,919	$11,297	$12,547
Sublease income	(27)	(27)	(81)	(78)
Net lease cost	$3,563	$3,892	$11,216	$12,469
(1)Includes variable lease cost and short-term lease cost.
Supplemental information related to operating leases was as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Right-of-use assets	$92,793	$102,891
Lease liabilities	$115,642	$125,288

Lease term and discount rate
Weighted average remaining lease term (in years)	10.95	11.35
Weighted average discount rate	5.17%	5.26%
Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	September 30, 2026
Remaining in 2026	$4,303
2027	15,221
2028	14,718
2029	12,687
2030	12,423
After 2030	93,758
Total lease payments	153,110
Less: Interest	37,468
Present value of lease liabilities	$115,642

Supplemental cash flow information related to operating leases was as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,173	$4,901	$12,540	$14,368
As of September 30, 2026, the Company had entered into one lease that had not yet commenced, with estimated future lease payments of approximately $25.2 million. This lease is expected to commence in the fourth quarter of 2026, with an initial lease term of 13 years.
Lessor Equipment Leasing
The Company provides equipment and small business lease financing through its leasing subsidiary, NewLane Finance®. Interest income from direct financing leases where the Company is a lessor is recognized in Interest and fees on loans and leases on the unaudited Consolidated Statements of Income. The Company accounts for credit risk associated with equipment and small business leases through the allowance for credit losses on the unaudited Consolidated Statements of Financial Condition and Provision for credit losses on the unaudited Consolidated Statements of Income.
The components of direct finance lease income are summarized in the table below:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Direct financing leases:
Interest income on lease receivables	$14,618	$15,893	$44,215	$48,173
Interest income on deferred fees and costs, net	(2,023)	(2,307)	(6,210)	(6,853)
Total direct financing lease net interest income	$12,595	$13,586	$38,005	$41,320
Equipment leasing receivables relate to direct financing leases. The composition of the net investment in direct financing leases was as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Lease receivables	$684,472	$695,125
Unearned income	(107,362)	(109,667)
Deferred fees and costs	16,002	17,863
Net investment in direct financing leases	$593,112	$603,321

8. GOODWILL AND INTANGIBLE ASSETS
In accordance with ASC 805, Business Combinations (ASC 805) and ASC 350, Intangibles - Goodwill and Other (ASC 350), all assets acquired and liabilities assumed in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value as of acquisition date.
WSFS performs its annual goodwill impairment test on October 1, or more frequently if events and circumstances indicate that the fair value of a reporting unit is less than its carrying value. In between annual tests, management performs a qualitative review of goodwill quarterly as part of the Company's review of the overall business to ensure no events or circumstances have occurred that would impact its goodwill evaluation. During the nine months ended September 30, 2026, management determined based on its qualitative assessment that the fair values of our reporting units exceeded their carrying values, and no goodwill impairment existed.
The following table shows the allocation of goodwill to the reportable operating segments for purposes of goodwill impairment testing:

(Dollars in thousands)	WSFS Bank	Wealth and Trust	Consolidated Company
December 31, 2024	$753,586	$132,312	$885,898
Goodwill adjustments(1)	—	(674)	(674)
December 31, 2025	$753,586	$131,638	$885,224
Goodwill adjustments	—	—	—
September 30, 2026	$753,586	$131,638	$885,224
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
ASC 350 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The following table summarizes the Company's intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Amortization Period
September 30, 2026
Core deposits	$98,876	$(72,578)	$26,298	10 years
Client relationships	65,329	(25,257)	40,072	7-15 years
Loan servicing rights(1)	11,484	(7,867)	3,617	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$178,589	$(105,702)	$72,887
December 31, 2025
Core deposits	$101,511	$(67,845)	$33,666	10 years
Client relationships	68,270	(24,620)	43,650	7-15 years
Loan servicing rights(2)	11,527	(7,064)	4,463	10-25 years
Tradename	2,900	—	2,900	indefinite
Total intangible assets	$184,208	$(99,529)	$84,679
(1)Gross asset includes valuation allowance for impairment losses of $0.6 million as of September 30, 2026.
(2)Gross asset includes valuation allowance for impairment losses of $0.4 million as of December 31, 2025.
The Company recognized amortization expense on intangible assets of $3.6 million and $10.9 million for the three and nine months ended September 30, 2026 compared to $3.8 million and $11.6 million for the three and nine months ended September 30, 2025.

The following table presents the estimated future amortization expense on definite life intangible assets:

(Dollars in thousands)	September 30, 2026
Remaining in 2026	$3,838
2027	15,091
2028	14,414
2029	7,171
2030	5,627
Thereafter	23,846
Total	$69,987
Servicing Assets
The value of the Company's SBA loan servicing rights was $2.7 million at September 30, 2026 and $3.4 million at December 31, 2025, and the value of its mortgage servicing rights was $0.9 million and $1.1 million at September 30, 2026 and December 31, 2025, respectively. Changes in the value of the Company's servicing rights resulted in impairment losses of $0.5 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, and impairment losses of less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. Revenues from the Company's SBA loan servicing rights are included in Loan and lease fee income in the unaudited Consolidated Statements of Income, and revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in Mortgage banking activities, net in the unaudited Consolidated Statements of Income.
There was no impairment of other intangible assets as of September 30, 2026 or December 31, 2025 other than the impairment to servicing rights noted above.
9. DEPOSITS

The following table shows deposits by category:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Noninterest-bearing:
Noninterest demand	$6,057,908	$5,576,598
Total noninterest-bearing	$6,057,908	$5,576,598

Interest-bearing:
Interest-bearing demand	$3,074,788	$2,884,356
Savings	1,336,424	1,409,940
Money market	6,015,263	5,761,965
Client time deposits	1,899,703	2,009,629
Total interest-bearing	12,326,178	12,065,890
Total deposits	$18,384,086	$17,642,488

10. INCOME TAXES
There were no unrecognized tax benefits as of September 30, 2026. The Company records interest and penalties on potential income tax deficiencies as income tax expense. The Company's federal and state tax returns for the 2022 through 2025 tax years are subject to examination as of September 30, 2026. The Company does not expect to record or realize any material unrecognized tax benefits during 2026.
The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the three months ended September 30, 2026 were $2.5 million, $2.8 million, and $0.8 million, respectively, compared to $1.9 million, $2.2 million, and $0.6 million, respectively, for the three months ended September 30, 2025. The amount of affordable housing tax credits, amortization, and tax benefits recorded as income tax expense for the nine months ended September 30, 2026 were $7.6 million, $8.3 million, and $2.3 million, respectively, compared to $5.8 million, $6.5 million, and $1.9 million, respectively, for the nine months ended September 30, 2025. The carrying value of the investment in affordable housing credits was $141.5 million at September 30, 2026, compared to $115.8 million at December 31, 2025 and is included in the Other assets line item on the unaudited Consolidated Statements of Financial Condition. Unfunded commitments related to our investment in affordable housing credits were $91.0 million at September 30, 2026, compared to $72.7 million at December 31, 2025 and are included in the Other liabilities line item on the unaudited Consolidated Statements of Financial Condition.

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
The following tables present financial instruments carried at fair value as of September 30, 2026 and December 31, 2025 by level in the valuation hierarchy (as described above):

	September 30, 2026
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$381,815	$—	$381,815
FNMA MBS	—	2,908,667	—	2,908,667
FHLMC MBS	—	141,522	—	141,522
GNMA MBS	—	81,131	—	81,131
GSE agency notes	—	177,982	—	177,982
Other assets	—	203,870	7	203,877
Total assets measured at fair value on a recurring basis	$—	$3,894,987	$7	$3,894,994

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$201,537	$1,687	$203,224

Assets measured at fair value on a nonrecurring basis:
Other investments	$—	$—	$6,077	$6,077
Other real estate owned	—	—	11,846	11,846
Loans held for sale	—	21,386	—	21,386
Total assets measured at fair value on a nonrecurring basis	$—	$21,386	$17,923	$39,309

	December 31, 2025
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets measured at fair value on a recurring basis:
Available-for-sale securities:
CMO	$—	$405,146	$—	$405,146
FNMA MBS	—	2,785,407	—	2,785,407
FHLMC MBS	—	116,505	—	116,505
GNMA MBS	—	47,383	—	47,383
GSE agency notes	—	187,805	—	187,805
Other assets	—	145,425	80	145,505
Total assets measured at fair value on a recurring basis	$—	$3,687,671	$80	$3,687,751

Liabilities measured at fair value on a recurring basis:
Other liabilities	$—	$120,432	$5,429	$125,861

Assets measured at fair value on a nonrecurring basis
Other investments	$—	$—	$11,090	$11,090
Other real estate owned	—	—	200	200
Loans held for sale	—	61,573	—	61,573
Total assets measured at fair value on a nonrecurring basis	$—	$61,573	$11,290	$72,863
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
Other real estate owned
Other real estate owned consists of loan collateral which has been repossessed through foreclosure or other measures. Initially, foreclosed assets are recorded at the fair value of the collateral less estimated selling costs. Subsequent to foreclosure, valuations are updated periodically and the assets may be marked down further, reflecting a new cost basis. The fair value of other real estate owned was estimated using Level 3 inputs typically based on appraisals obtained from third parties.

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
Off-balance sheet instruments
The fair value of off-balance sheet instruments, including swap guarantees of $3.2 million at September 30, 2026 and $4.1 million at December 31, 2025, respectively, and standby letters of credit, approximates the recorded net deferred fee amounts. Because letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower. In determining the fair value of the swap guarantees, the Company assesses the underlying credit risk exposure for each borrower in a paying position to the third-party financial institution.
Accrued interest payable
The carrying amounts of interest payable approximate fair value.
Other liabilities
Other liabilities include the fair value of interest rate products, derivatives on the residential mortgage held for sale loan pipeline, foreign exchange forward contracts, risk participation agreements, and the derivative related to the sale of certain Visa Class B common shares (see discussion in “Fair Value of Financial Assets and Liabilities” section above).

Financial instruments measured at fair value using significant unobservable inputs (Level 3)
The following tables provide a description of the valuation techniques and significant unobservable inputs for the Company's financial instruments classified as Level 3 as of September 30, 2026 and December 31, 2025:

(Dollars in thousands)	September 30, 2026
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$6,077	Observed market comparable transactions	Period of observed transactions	June 2026
Other real estate owned	11,846	Fair market value of collateral	Costs to sell	4.0% - 20.0% (4.4%)
Other assets (Risk participation agreements purchased)	7	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (239 bps) LGD: 2%
Other liabilities (Risk participation agreements sold)	28	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 160 - 350 bps (203 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	1,659	Discounted cash flow	Timing of Visa litigation resolution	0.75 years or 2Q 2027

(Dollars in thousands)	December 31, 2025
Financial Instrument	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other investments	$11,090	Observed market comparable transactions	Period of observed transactions	December 2025
Other real estate owned	200	Fair market value of collateral	Costs to sell	10.0%
Other assets (Risk participation agreements purchased)	80	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 110 - 360 bps (281 bps) LGD: 2%
Other liabilities (Risk participation agreements sold)	122	Credit Valuation Adjustment	CDS Spread and Loss Given Default (LGD)	CDS spread: 160 - 350 bps (202 bps) LGD: 30%
Other liabilities (Financial derivative related to sales of certain Visa Class B shares)	5,307	Discounted cash flow	Timing of Visa litigation resolution	1.50 years or 2Q 2027

The book value and estimated fair value of the Company's financial instruments are as follows:

		September 30, 2026		December 31, 2025
(Dollars in thousands)	Fair Value Measurement	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash, cash equivalents, and restricted cash	Level 1	$1,930,257	$1,930,257	$1,699,154	$1,699,154
Investment securities available-for-sale	Level 2	3,691,117	3,691,117	3,542,246	3,542,246
Investment securities held-to-maturity, net	Level 2	925,722	770,479	968,331	879,066
Other investments	Level 3	8,595	8,595	13,441	13,441
Loans, held for sale	Level 2	21,386	21,386	61,573	61,573
Loans and leases, net(1)	Level 3	13,457,002	13,433,401	13,082,027	13,171,197
Stock in FHLB of Pittsburgh	Level 2	10,488	10,488	10,194	10,194
Accrued interest receivable	Level 2	81,171	81,171	80,285	80,285
Other assets	Levels 2, 3	203,877	203,877	145,505	145,505
Financial liabilities:
Deposits	Level 2	$18,384,086	$18,366,376	$17,642,488	$17,631,304
Borrowed funds	Level 2	304,369	277,333	302,682	288,470
Standby letters of credit	Level 3	1,003	1,003	766	766
Accrued interest payable	Level 2	20,216	20,216	19,646	19,646
Other liabilities	Levels 2, 3	203,224	203,224	125,861	125,861
 (1) Includes reverse mortgage loans.
At September 30, 2026 and December 31, 2025 the Company had no commitments to extend credit measured at fair value.

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
Fair Values of Derivative Instruments
The table below presents the fair value of derivative financial instruments as well as their location on the unaudited Consolidated Statements of Financial Condition as of September 30, 2026.

	Fair Values of Derivative Instruments
(Dollars in thousands)	Count	Notional	Balance Sheet Location	Derivatives (Fair Value)
Derivatives designated as hedging instruments:
Interest rate options	23	$2,100,000	Other assets	$9,586
Interest rate swaps and options	3	300,000	Other liabilities	(8,097)
Total		$2,400,000		$1,489
Derivatives not designated as hedging instruments:
Interest rate swaps and options		$3,679,777	Other assets	$193,207
Interest rate swaps and options		3,679,777	Other liabilities	(193,217)
Interest rate lock commitments with Clients		27,871	Other assets	550
Interest rate lock commitments with Clients		8,495	Other liabilities	(107)
Forward sale commitments		23,942	Other assets	431
Forward sale commitments		18,690	Other liabilities	(36)
FX forwards		3,818	Other assets	96
FX forwards		3,614	Other liabilities	(80)
Risk participation agreements sold		102,206	Other liabilities	(28)
Risk participation agreements purchased		383,018	Other assets	7
Financial derivatives related to sales of certain Visa Class B shares		26,071	Other liabilities	(1,659)
Total derivatives		$10,357,279		$653

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
Effect of Derivative Instruments on the Income Statement
The table below presents the effect of derivative financial instruments designated as hedging instruments on the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2026 and September 30, 2025.

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended September 30, 2026
Interest rate options	$(11,237)	$1,658	$(9,579)	Interest income
Total	$(11,237)	$1,658	$(9,579)

Nine months ended September 30, 2026
Interest rate options	$(23,120)	$5,208	$(17,912)	Interest income
Total	$(23,120)	$5,208	$(17,912)

Three months ended September 30, 2025
Interest rate options	$(1,806)	$1,591	$(215)	Interest income
Total	$(1,806)	$1,591	$(215)

Nine months ended September 30, 2025
Interest rate options	$(196)	$4,296	$4,100	Interest income
Total	$(196)	$4,296	$4,100

The table below presents the effect of derivative financial instruments not designated as hedging instruments on the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2026 and September 30, 2025.

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2026	2025	2026	2025
Interest rate swaps and options	$1,378	$2,646	$5,582	$5,357	Other income
Interest rate lock commitments with Clients	(274)	(201)	(400)	455	Mortgage banking activities, net
Forward sale commitments	840	(304)	1,327	$(1,063)	Mortgage banking activities, net
FX forwards	56	70	81	80	Other income
Risk participation agreements	23	(258)	20	(749)	Other income
Total	$2,023	$1,953	$6,610	$4,080
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
As of September 30, 2026, the Company had 24 interest rate floors purchased at an aggregate premium of $47.6 million with an aggregate notional amount of $2.2 billion and two interest rate swaps with a notional amount of $0.2 billion to hedge variable cash flows associated with a variable rate loan pool. The outstanding hedges have maturities up to August 2031. Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of September 30, 2026, the Company determined the cash flow hedges remain highly effective. During the three and nine months ended September 30, 2026, $3.8 million and $11.8 million of amortization expense on premiums was reclassified into interest income compared to $3.1 million and $7.2 million during the three and nine months ended September 30, 2025. The Company does not expect any unrealized gains or losses related to cash flow hedges to be reclassified into earnings in the next twelve months.
Derivatives Not Designated as Hedging Instruments:
Client Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps, options, and other hedging contracts (collectively, "swaps") with commercial loan Clients and other qualified client counterparties wishing to manage interest rate risk exposures. The Company then enters into offsetting hedging agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the Clients and third parties are not designated as hedges under ASC 815, Derivatives and Hedging (ASC 815) and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of September 30, 2026, there were no fair value adjustments related to credit quality.

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
Foreign Exchange Forward Contracts
The Company enters into foreign exchange forward contracts (FX forwards) with Clients to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Company then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the client agreements. The FX forwards with both the Clients and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. As of September 30, 2026, there were no fair value adjustments related to credit quality.
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
At September 30, 2026 and December 31, 2025, there were 95 and 123 variable-rate to fixed-rate swap transactions between the third-party financial institutions and the Company's Clients, respectively. The initial notional aggregate amount was approximately $0.4 billion and $0.5 billion at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, the swap transactions remaining maturities ranged from under 1 year to 9 years. At September 30, 2026, none of these client swaps were in a paying position to third parties, with our swap guarantees having a fair value of $3.2 million. At December 31, 2025, one of these client swaps was in a paying position to third parties for less than $1.0 thousand, with the Company's swap guarantees having a fair value of $4.1 million. For both periods, none of the Company's Clients were in default of the swap agreements.
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
The Company had no derivatives with credit-risk-related contingent features in a net liability position as of September 30, 2026 and $4.4 million at December 31, 2025. The Company was required to post collateral on these derivatives of $5.0 million as of December 31, 2025.
If the Company had breached any of these provisions at September 30, 2026, it could have been required to settle its obligations under the agreements at the termination value.
Other Derivative Posted Collateral
The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $1.1 million in cash against its obligations under these agreements which meets or exceeds the minimum collateral posting requirements.

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

The following tables show segment results for the three and nine months ended September 30, 2026 and 2025, and represent amounts included in management's reports that are regularly provided to the Company's CODM: Rodger Levenson, Chairman, President and Chief Executive Officer. The CODM evaluates performance based on pretax net income relative to resources used, and allocates resources based on these results.

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Income
External client revenues:
Interest income	$256,918	$—	$6,987	$263,905	$251,766	$—	$6,655	$258,421
Interest expense	59,526	—	7,785	67,311	66,248	—	8,150	74,398
Net interest income	197,392	—	(798)	196,594	185,518	—	(1,495)	184,023
Noninterest income	15,075	21,665	54,238	90,978	19,353	25,275	41,843	86,471
Total external client revenues	212,467	21,665	53,440	287,572	204,871	25,275	40,348	270,494
Inter-segment revenues:
Interest income	7,137	383	39,332	46,852	8,210	498	29,540	38,248
Interest expense	39,715	3,250	3,887	46,852	30,038	4,179	4,031	38,248
Net interest income	(32,578)	(2,867)	35,445	—	(21,828)	(3,681)	25,509	—
Noninterest income	9,286	458	463	10,207	9,426	449	458	10,333
Total inter-segment revenues	(23,292)	(2,409)	35,908	10,207	(12,402)	(3,232)	25,967	10,333
Total revenue	189,175	19,256	89,348	297,779	192,469	22,043	66,315	280,827
External client expenses:
Provision for (release of ) credit losses	6,825	11	1,557	8,393	6,563	59	(56)	6,566
Noninterest expenses:
Salaries, benefits and other compensation	72,133	2,527	19,157	93,817	72,799	2,486	16,376	91,661
Occupancy expense	9,360	—	20	9,380	8,324	—	174	8,498
Equipment expense	10,424	479	3,745	14,648	9,956	377	2,600	12,933
Professional fees	2,909	65	598	3,572	3,015	85	1,842	4,942
Other segment items(1)	24,569	11,815	3,758	40,142	26,781	14,956	3,285	45,022
Total external client expenses	126,220	14,897	28,835	169,952	127,438	17,963	24,221	169,622
Inter-segment expenses:
Noninterest expenses	921	1,454	7,832	10,207	907	1,734	7,692	10,333
Total inter-segment expenses	921	1,454	7,832	10,207	907	1,734	7,692	10,333
Total expenses	127,141	16,351	36,667	180,159	128,345	19,697	31,913	179,955
Income before taxes	$62,034	$2,905	$52,681	$117,620	$64,124	$2,346	$34,402	$100,872
Income tax provision				28,309				24,405
Consolidated net income				89,311				76,467
Net income attributable to noncontrolling interest				15				18
Net income attributable to WSFS				$89,296				$76,449
Supplemental Information
Capital expenditures for the period ended	$7,190	$—	$17	$7,207	$1,061	$88	$83	$1,232
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

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Income
External client revenues:
Interest income	$749,760	$—	$20,190	$769,950	$743,534	$—	$18,955	$762,489
Interest expense	172,254	—	23,466	195,720	200,323	—	23,432	223,755
Net interest income	577,506	—	(3,276)	574,230	543,211	—	(4,477)	538,734
Noninterest income	49,769	65,712	155,580	271,061	55,523	74,111	125,743	255,377
Total external client revenues	627,275	65,712	152,304	845,291	598,734	74,111	121,266	794,111
Inter-segment revenues:
Interest income	20,658	1,278	108,038	129,974	23,694	1,384	83,289	108,367
Interest expense	109,316	9,741	10,917	129,974	84,673	12,153	11,541	108,367
Net interest income	(88,658)	(8,463)	97,121	—	(60,979)	(10,769)	71,748	—
Noninterest income	27,240	1,336	1,519	30,095	26,753	1,299	976	29,028
Total inter-segment revenues	(61,418)	(7,127)	98,640	30,095	(34,226)	(9,470)	72,724	29,028
Total revenue	565,857	58,585	250,944	875,386	564,508	64,641	193,990	823,139
External client expenses:
Provision for (release of) credit losses	6,907	(59)	4,591	11,439	31,246	59	5,232	36,537
Noninterest expenses:
Salaries, benefits and other compensation	218,967	7,599	54,905	281,471	206,872	7,694	48,717	263,283
Occupancy expense	27,832	—	(4)	27,828	26,350	—	870	27,220
Equipment expense	30,719	1,217	9,645	41,581	30,405	1,264	7,770	39,439
Professional fees	8,734	263	3,445	12,442	9,413	328	6,110	15,851
Other segment items(1)	80,352	36,239	10,711	127,302	76,253	43,339	8,809	128,401
Total external client expenses	373,511	45,259	83,293	502,063	380,539	52,684	77,508	510,731
Inter-segment expenses:
Noninterest expenses	2,855	4,456	22,784	30,095	2,275	4,764	21,989	29,028
Total inter-segment expenses	2,855	4,456	22,784	30,095	2,275	4,764	21,989	29,028
Total expenses	376,366	49,715	106,077	532,158	382,814	57,448	99,497	539,759
Income before taxes	$189,491	$8,870	$144,867	343,228	$181,694	$7,193	$94,493	$283,380
Income tax provision				82,743				68,825
Consolidated net income				260,485				214,555
Net loss attributable to noncontrolling interest				(36)				(116)
Net income attributable to WSFS				$260,521				$214,671
Supplemental Information
Capital expenditures for the period ended	$9,810	$—	$17	$9,827	$4,856	$197	$586	$5,639
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

The following table shows significant components of segment net assets as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
(Dollars in thousands)	WSFS Bank	Cash Connect®	Wealth and Trust	Total	WSFS Bank	Cash Connect®	Wealth and Trust	Total
Statements of Financial Condition
Cash and cash equivalents	$1,532,823	$345,945	$51,489	$1,930,257	$1,296,675	$355,854	$46,625	$1,699,154
Goodwill	753,586	—	131,638	885,224	753,586	—	131,638	885,224
Other segment assets	18,750,486	6,759	539,033	19,296,278	18,214,198	7,827	507,673	18,729,698
Total segment assets	$21,036,895	$352,704	$722,160	$22,111,759	$20,264,459	$363,681	$685,936	$21,314,076

14. COMMITMENTS AND CONTINGENCIES
Secondary Market Loan Sales
The Company typically sells a portion of its newly originated residential mortgage loans in the secondary market to mortgage loan aggregators and, on a more limited basis, to GSEs such as FHLMC, FNMA, and the FHLB. Loans held for sale are reflected on the unaudited Consolidated Statements of Financial Condition at fair value with changes in the value reflected in the unaudited Consolidated Statements of Income. Gains and losses are recognized at the time of sale. The Company periodically retains the servicing rights on residential mortgage loans sold which results in monthly service fee income. The mortgage servicing rights are included in Goodwill and intangible assets on the unaudited Consolidated Statements of Financial Condition. Otherwise, the Company sells loans with servicing released on a nonrecourse basis. Rate-locked loan commitments that the Company intends to sell in the secondary market are accounted for as derivatives under ASC 815.
The Company does not sell loans with recourse, except for standard loan sale contract provisions covering violations of representations and warranties and, under certain circumstances, early payment default by the borrower. These are customary repurchase provisions in the secondary market for residential mortgage loan sales. These provisions may include either an indemnification from loss or the repurchase of the loans. Repurchases and losses have typically been minimal and no provision is made for losses at the time of sale. There were no repurchases during the three months ended September 30, 2026 and September 30, 2025. There were two repurchases for $0.4 million during the nine months ended September 30, 2026 and three repurchases for $0.8 million during the same period in 2025.
Unfunded Lending Commitments
At September 30, 2026 and December 31, 2025, the Company had unfunded lending commitments of $3.3 billion and $3.0 billion, respectively. As of September 30, 2026 and December 31, 2025, the reserve for unfunded lending commitments was $14.1 million and $12.3 million, respectively. An expense of $0.6 million and $1.8 million was recognized during the three and nine months ended September 30, 2026, respectively, compared to an expense of $0.7 million and $0.4 million during the three and nine months ended September 30, 2025, respectively.

15. CHANGE IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss includes unrealized gains and losses on available-for-sale investments, unrealized gains and losses on cash flow hedges, as well as unrecognized prior service costs and actuarial gains and losses on defined benefit post-retirement plans. Changes to accumulated other comprehensive loss are presented, net of tax, as a component of stockholders’ equity. Amounts that are reclassified out of accumulated other comprehensive loss are recorded on the unaudited Consolidated Statements of Income either as a gain or loss. Changes to accumulated other comprehensive loss by component are shown, net of taxes, in the following tables for the period indicated:

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Net change in equity method investments	Total
Balance, June 30, 2026	$(393,925)	$(57,638)	$(3,187)	$(11,123)	$(351)	$(466,224)
Other comprehensive loss	(124,595)	—	—	—	(9)	(124,604)
Amounts reclassified from accumulated other comprehensive loss	—	3,028	(87)	(9,579)	—	(6,638)
Net current-period other comprehensive (loss) income	(124,595)	3,028	(87)	(9,579)	(9)	(131,242)
Balance, September 30, 2026	$(518,520)	$(54,610)	$(3,274)	$(20,702)	$(360)	$(597,466)

Balance, June 30, 2025	$(445,064)	$(69,950)	$(3,937)	$(2,982)	$(223)	$(522,156)
Other comprehensive income (loss)	44,395	—	7	(215)	(21)	44,166
Amounts reclassified from accumulated other comprehensive loss	—	3,370	(69)	—	—	3,301
Net current-period other comprehensive income (loss)	44,395	3,370	(62)	(215)	(21)	47,467
Balance, September 30, 2025	$(400,669)	$(66,580)	$(3,999)	$(3,197)	$(244)	$(474,689)

(Dollars in thousands)	Net change in investment securities available-for-sale	Net change in investment securities held-to-maturity	Net change in defined benefit plan	Net change in fair value of derivatives used for cash flow hedges	Net change in equity method investments	Total
Balance, December 31, 2025	$(376,545)	$(63,409)	$(2,524)	$(2,790)	$(279)	$(445,547)
Other comprehensive (loss) income	(141,975)	—	(487)	—	(81)	(142,543)
Amounts reclassified from accumulated other comprehensive loss	—	8,799	(263)	(17,912)	—	(9,376)
Net current-period other comprehensive (loss) income	(141,975)	8,799	(750)	(17,912)	(81)	(151,919)
Balance, September 30, 2026	$(518,520)	$(54,610)	$(3,274)	$(20,702)	$(360)	$(597,466)

Balance, December 31, 2024	$(537,789)	$(76,405)	$(3,815)	$(7,297)	$429	$(624,877)
Other comprehensive income (loss)	137,120	—	24	4,100	(673)	140,571
Amounts reclassified from accumulated other comprehensive loss	—	9,825	(208)	—	—	9,617
Net current-period other comprehensive income (loss)	137,120	9,825	(184)	4,100	(673)	150,188
Balance, September 30, 2025	$(400,669)	$(66,580)	$(3,999)	$(3,197)	$(244)	$(474,689)

The unaudited Consolidated Statements of Income were impacted by components of other comprehensive income (loss) as shown in the tables below:

	Three Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Income
(Dollars in thousands)	2026	2025
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	$3,985	$4,433	Net interest income
Income taxes	(957)	(1,063)	Income tax provision
Net of tax	3,028	3,370
Amortization of defined benefit post-retirement plan-related items:
Prior service credits	(14)	(19)
Actuarial gains	(101)	(72)
Total before tax	(115)	(91)	Salaries, benefits and other compensation
Income taxes	28	22	Income tax provision
Net of tax	(87)	(69)
Net change in fair value of derivatives used for cash flow hedges:
Net change in fair value during the period	(12,604)	(283)	Net interest income
Income taxes	3,025	68	Income tax provision
Net of tax	(9,579)	(215)
Total reclassifications	$(6,638)	$3,086

	Nine Months Ended September 30,		Affected line item in unaudited Consolidated Statements of Income
	2026	2025
Net unrealized holding losses on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized losses to income during the period	$11,578	$12,927	Net interest income
Income taxes	(2,779)	(3,102)	Income tax provision
Net of tax	8,799	9,825
Amortization of defined benefit post-retirement plan-related items:
Prior service credits	(42)	(57)
Actuarial gains	(304)	(217)
Total before tax	(346)	(274)	Salaries, benefits and other compensation
Income taxes	83	66	Income tax provision
Net of tax	(263)	(208)
Net change in fair value of derivatives used for cash flow hedges:
Net change in fair value during the period	(23,568)	5,395	Net interest income
Income taxes	5,656	(1,295)	Income tax provision
Net of tax	(17,912)	4,100
Total reclassifications	$(9,376)	$13,717

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
WSFS Financial Corporation (WSFS, and together with its subsidiaries, the Company) is a savings and loan holding company headquartered in Wilmington, Delaware. Substantially all of our assets are held by our subsidiary, Wilmington Savings Fund Society, FSB (WSFS Bank or the Bank), one of the ten oldest bank and trust companies in the United States (U.S.) continuously operating under the same name. With $22.1 billion in assets and $109.5 billion in assets under management (AUM) and assets under administration (AUA) at September 30, 2026, WSFS Bank is the oldest and largest locally-managed bank and trust company headquartered in the Greater Philadelphia and Delaware region. As a federal savings bank that was formerly chartered as a state mutual savings bank, WSFS Bank enjoys a broader scope of permissible activities than most other financial institutions. A fixture in the community, we have been in operation for more than 194 years. In addition to our focus on stellar client experience, we have continued to fuel growth and remain a leader in our community. We are a relationship-focused, locally-managed, community banking institution. Our mission and strategy is simple: “We Stand for Service®.”
As of September 30, 2026, the Company's consolidated operating subsidiaries included WSFS Bank, The Bryn Mawr Trust Company of Delaware (BMT-DE), Bryn Mawr Trust Advisors (BMTA), and WSFS SPE Services, LLC. The Company also has three unconsolidated subsidiaries: WSFS Capital Trust III, Royal Bancshares Capital Trust I, and Royal Bancshares Capital Trust II. Operating subsidiaries of WSFS Bank included 1832 Holdings, Inc. and one majority-owned subsidiary, NewLane Finance Company (NewLane Finance®).
Our WSFS Bank segment had a total loan and lease portfolio of $13.2 billion as of September 30, 2026, which was funded primarily through client-generated deposits. We have built a $10.2 billion commercial loan and lease portfolio by recruiting seasoned commercial lenders in our markets, offering the high level of service and flexibility typically associated with a community bank and through acquisitions. We also offer a broad variety of consumer loan products and retail securities brokerage through our retail branches. The Home Lending division offers mortgage banking and title services through our branches and WSFS Mortgage®, our mortgage banking division specializing in a variety of residential mortgage and refinancing solutions.
Our Wealth and Trust segment provides a broad array of planning and advisory services, investment management, trust services, and credit and deposit products to individual, corporate and institutional Clients. Combined, these businesses had $109.5 billion of AUM and AUA at September 30, 2026.
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
Our Cash Connect® segment is a premier provider of ATM vault cash, smart safe (safes that automatically accept, validate, record and hold cash in a secure environment) and other cash logistics services through strategic partnerships with several of the largest networks, manufacturers and service providers in the ATM industry. Cash Connect® services non-bank and WSFS-branded ATMs and smart safes nationwide, and manages approximately $1.2 billion in total cash and services approximately 22,900 non-bank ATMs and 12,100 smart safes nationwide. Cash Connect® provides related services such as online reporting and ATM cash management, predictive cash ordering and reconcilement services, armored carrier management, loss protection, and deposit safe cash logistics.
As of September 30, 2026, we service our Clients primarily from 115 offices located in Pennsylvania (59), Delaware (38), New Jersey (14), Florida (2), Nevada (1) and Virginia (1), our ATM network, our website at www.wsfsbank.com and our mobile app.

Highlights and Other Notable Items for Three and Nine Months Ended September 30, 2026
•Three Months Ended September 30, 2026
◦Diluted EPS was $1.75 and ROA was 1.58%, compared to $1.37 and 1.44%, respectively, for the three months ended September 30, 2025.
◦Gross loans and leases grew $162.6 million, or 1.2%, during the quarter.
◦Wealth and Trust noninterest income grew 30% compared to the three months ended September 30, 2025.
▪WSFS Institutional Services® fees increased 45%, BMT-DE increased 22%, and Private Wealth Management increased 14%.
◦WSFS repurchased 748,970 shares of common stock under the Company's share repurchase plans at an average price of $79.60 per share, for an aggregate purchase price of approximately $59.6 million, and paid quarterly dividends of $10.2 million, for a total capital return of $69.8 million.
◦The Bank and the Company continue to be above well-capitalized across all measures of regulatory capital, with total common equity Tier 1 capital of 13.68% and 13.74%, respectively, and total risk-based capital of 14.88% and 15.47%, respectively.
•Nine Months Ended September 30, 2026
◦Diluted EPS was $5.01 and ROA was 1.57%, compared to $3.75 and 1.37% for the nine months ended September 30, 2025.
◦Total deposits increased $0.7 billion, or 4.2%, compared to December 31, 2025, primarily due to growth in Institutional Services and Commercial.
◦The Bank recognized a $15.7 million recovery of previously charged-off loans to a fund invested in office properties during the first quarter.
◦The Company completed the sale of its credit card portfolio and entered into a partnership to issue WSFS-branded credit cards. This portfolio had an outstanding book balance of $36.3 million at time of sale and the transaction resulted in a $1.6 million gain on sale and a $1.4 million release of provision for credit losses.
◦The Board of Directors approved an 18% increase in the quarterly cash dividend to $0.20 per share, along with an additional share repurchase authorization of 15% of our outstanding shares as of March 31, 2026.
◦WSFS repurchased 2,992,544 shares of common stock under the Company's share repurchase plans at an average price of $70.44 per share, for an aggregate purchase price of approximately $210.8 million, and paid quarterly dividends of $29.6 million, for a total capital return of $240.4 million.

FINANCIAL CONDITION
Total assets increased $0.8 billion to $22.1 billion at September 30, 2026 compared to December 31, 2025. This increase is primarily comprised of the following:
•Loans and leases, net of allowance increased $375.0 million, primarily driven by growth in residential mortgages and C&I, partially offset by a decrease in consumer from the continued runoff of Spring EQ loans and the sale of the credit card portfolio.
•Total cash and cash equivalents increased $231.1 million, primarily due to increases in deposits.
•Other assets increased $131.8 million, primarily due to increases of $72.8 million in our derivatives from our Capital Markets business, $42.1 million in deferred taxes primarily due to decreased market values on available-for-sale investment securities, and $23.2 million from receivables due to the settlement timing of ACH payments.
•Total investment securities increased $106.3 million:
◦Investment securities, available-for-sale increased $148.9 million, primarily due to purchases of $694.2 million, partially offset by repayments, maturities and calls of $359.7 million and decreased market values of $186.8 million.
◦Investment securities, held-to-maturity decreased $42.6 million, primarily due to repayments, maturities and calls of $52.9 million, partially offset by $10.3 million of amortization of net unrealized losses on available-for-sale securities transferred to held-to-maturity.
•Other real estate owned increased $11.6 million, primarily due to the transfer of an existing nonperforming land development loan.
•Loans, held for sale decreased $40.2 million due to the retention of originated mortgage and SBA loans.
Total liabilities increased $0.9 billion to $19.5 billion at September 30, 2026 compared to December 31, 2025 primarily due to an increase in Client deposits. This deposit growth was primarily due to an increase in noninterest demand deposits, driven by Institutional Services and Commercial deposits.
For further information, see "Notes to the Consolidated Financial Statements (Unaudited)."
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
Stockholders’ equity of WSFS decreased $125.5 million to $2.6 billion at September 30, 2026 compared to December 31, 2025. This decrease was primarily due to $210.8 million for the repurchase of shares of common stock under our stock repurchase plan, an increase of $151.9 million in accumulated other comprehensive loss driven by market value decreases on available-for-sale investment securities and our cash flow hedges, and the payment of dividends on our common stock of $29.6 million, partially offset by $260.5 million of net income attributable to WSFS.
During the three months ended September 30, 2026, the Board of Directors approved a quarterly cash dividend of $0.20 per share of common stock. The dividend will be paid on November 20, 2026 to stockholders of record as of November 6, 2026.
Book value per share of common stock was $51.58 at September 30, 2026, an increase of $0.31 from $51.27 at December 31, 2025. Tangible book value per share of common stock (a non-GAAP financial measure) was $32.67 at September 30, 2026, a decrease of $0.44 from $33.11 at December 31, 2025. We believe tangible book value per common share helps management and investors better understand and assess changes from period to period in stockholders’ equity exclusive of changes in intangible assets. This non-GAAP measure should be considered in addition to results prepared in accordance with Generally Accepted Accounting Principles in the U.S. (GAAP), and is not a substitute for, or superior to, GAAP results. For a reconciliation of tangible book value per common share to book value per share in accordance with GAAP, see "Reconciliation of Non-GAAP Measure to GAAP Measure."

The table below compares the Bank's and the Company’s consolidated capital position to the minimum regulatory requirements as of September 30, 2026:

	Consolidated Capital		Minimum For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	$2,463,320	14.88%	$1,324,030	8.00%	$1,655,037	10.00%
WSFS Financial Corporation	2,563,449	15.47	1,325,236	8.00	1,656,545	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,263,887	13.68	993,022	6.00	1,324,030	8.00
WSFS Financial Corporation	2,275,625	13.74	993,927	6.00	1,325,236	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Wilmington Savings Fund Society, FSB	2,263,887	13.68	744,767	4.50	1,075,774	6.50
WSFS Financial Corporation	2,275,625	13.74	745,445	4.50	1,076,754	6.50
Tier 1 Leverage Capital
Wilmington Savings Fund Society, FSB	2,263,887	10.34	875,384	4.00	1,094,230	5.00
WSFS Financial Corporation	2,275,625	10.40	875,623	4.00	1,094,528	5.00
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
Regulatory capital requirements for the Bank and the Company include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, a Tier 1 capital ratio of 6.00% of risk-weighted assets, a minimum total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. In order to avoid limits on capital distributions and discretionary bonus payments, the Bank and the Company must maintain a capital conservation buffer of 2.5% of common equity Tier 1 capital over each of the risk-based capital requirements. As of September 30, 2026, the Bank and the Company were in compliance with the regulatory capital requirements and met or exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.
Not included in the Bank’s capital, the Company separately held $282.4 million in cash to support share repurchases, potential dividends, acquisitions, strategic growth plans and other general corporate purposes.

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
As of September 30, 2026, the Company had $1.9 billion in cash, cash equivalents, and restricted cash. Our estimated uninsured deposits were $7.9 billion, or 43% of total client deposits, and our estimated unprotected deposits (uninsured and uncollateralized) were $6.4 billion, or 35% of total client deposits.
As of September 30, 2026, the Company had a readily available, secured borrowing capacity of $6.1 billion from the FHLB and $2.0 billion through the Federal Reserve Discount Window. In addition, the Company had $1.4 billion of cash deposited with the Federal Reserve Bank and $0.7 billion in unpledged securities that could be used to support additional borrowings.
Our primary cash contractual obligations relate to operating leases, long-term debt, credit obligations, and data processing. At September 30, 2026, we had $153.1 million in total contractual payments for ongoing leases that have remaining lease terms of less than one year to 19 years, which includes renewal options that are exercised at our discretion. For additional information on our operating leases, see Note 7 to the unaudited Consolidated Financial Statements. At September 30, 2026, we had obligations for principal payments on long-term debt including $67.0 million for our trust preferred borrowings, due June 1, 2035, $25.0 million for our trust preferred borrowings due December 15, 2034, and $200.0 million for our senior debt due December 15, 2035. We are also contractually obligated to make interest payments on our long-term debt through their respective maturities.
Commitments to extend credit provide for financing on predetermined terms as long as the client continues to meet specific criteria. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2026, the Company had total commitments to extend credit, including cancellable commitments, of $4.3 billion, which are generally one-year commitments.

NONPERFORMING ASSETS
Nonperforming assets include nonaccruing loans and other real estate owned (OREO). Nonaccruing loans are those on which we no longer accrue interest. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Past due loans shown in the table below are loans that are contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection. Troubled loans are loans modified in the form of principal forgiveness, interest rate reduction, an other-than-insignificant payment delay, or a term extension to borrowers experiencing financial difficulty.
The following table shows our nonperforming assets, past due loans, and troubled loans at the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccruing loans(1):
Commercial and industrial	$29,774	$27,060
Owner-occupied commercial	19,897	6,581
Commercial mortgages	5,287	7,565
Construction	7,243	22,381
Residential	5,109	5,002
Consumer	3,500	3,309
Total nonaccruing loans	70,810	71,898
Other real estate owned	11,846	200
Total nonperforming assets	$82,656	$72,098
Past due loans:
Commercial	$7,426	$12,237
Residential	260	133
Consumer(2)	8,032	10,046
Total past due loans	$15,718	$22,416
Troubled loans:
Commercial	$105,387	$142,613
Residential	1,796	226
Consumer	1,891	1,428
Total troubled loans	$109,074	$144,267
Ratio of allowance for credit losses to total loans and leases(3)	1.36%	1.36%
Ratio of nonaccruing loans to total gross loans and leases(4)	0.52	0.54
Ratio of nonperforming assets to total assets	0.37	0.34
Ratio of allowance for credit losses to nonaccruing loans	262	250
Ratio of allowance for credit losses to total nonperforming assets(5)	224	249
(1)Includes nonaccruing troubled loans.
(2)Includes U.S. government guaranteed student loans with little risk of credit loss.
(3)Reflects allowance for credit losses related to loans and leases over the amortized cost of the total portfolio.
(4)Total loans exclude loans held for sale and reverse mortgages.
(5)Excludes acquired purchase credit deteriorated loans.

Nonperforming assets increased $10.6 million between December 31, 2025 and September 30, 2026. This increase was primarily driven by the addition of a student housing-related loan and an owner-occupied loan, partially offset by payoffs of C&I, multifamily, and office loans.
The following table summarizes the changes in nonperforming assets during the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Beginning balance	$72,098	$127,385
Additions	87,074	60,563
Collections	(44,633)	(57,478)
Transfers to accrual	(547)	(1,230)
Charge-offs	(31,336)	(56,653)
Ending balance	$82,656	$72,587
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

INTEREST RATE SENSITIVITY
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while maximizing the yield/cost spread on our asset/liability structure. Interest rates are partly a function of decisions by the Federal Open Market Committee (FOMC) on the target range for the federal funds rate, and these decisions are sometimes difficult to anticipate. In September 2026, the FOMC increased the federal funds target rate by 25 basis points. In 2025, the FOMC lowered the federal funds target rate three times for a total of 75 basis points. In order to manage the risks associated with changes or possible changes in interest rates, we rely primarily on our asset/liability structure.
Our primary tool for achieving our asset/liability management strategies is to match maturities or repricing periods of interest rate-sensitive assets and liabilities to promote a favorable interest rate spread and mitigate exposure to fluctuations in interest rates. We regularly review our interest rate sensitivity and adjust the sensitivity within acceptable tolerance ranges. At September 30, 2026, interest-earning assets exceeded interest-bearing liabilities that mature or reprice within one year (interest-sensitive gap) by $0.7 billion. When including the impact of cash flow hedges, our interest-sensitive assets as a percentage of interest-sensitive liabilities within the one-year window was 107.50% and the one-year interest-sensitive gap as a percentage of total assets was 3.02% at September 30, 2026 compared with 103.26% and 1.33% at December 31, 2025, respectively.
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
The following table shows the estimated impact of immediate changes in interest rates on our net interest income and economic value of equity ratio at the specified levels at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
% Change in Interest Rate (Basis Points)	% Change in Net Interest Income(1)	Economic Value of Equity(2)(3)	% Change in Net Interest Income(1)	Economic Value of Equity(2)(3)
+300	16.7%	21.34%	19.7%	19.98%
+200	11.2%	21.78%	13.4%	20.20%
+100	5.5%	22.07%	7.0%	20.36%
+50	2.7%	22.15%	4.1%	20.39%
+25	1.3%	22.18%	2.7%	20.37%
—	—%	22.19%	—%	19.92%
-25	(0.7)%	22.22%	(0.7)%	19.90%
-50	(1.2)%	22.22%	(1.3)%	19.81%
-100	(2.2)%	22.20%	(2.5)%	19.60%
'-200	(4.3)%	21.80%	(5.1)%	18.90%
'-300	(6.7)%	20.90%	(7.5)%	17.60%
(1)The percentage difference between net interest income in a stable interest rate environment and net interest income as projected under the various rate change environments.
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

RESULTS OF OPERATIONS
Net Interest Income
The following tables provide information concerning the average balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	Three months ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial and industrial	$4,944,975	$76,763	6.18%	$4,609,091	$74,136	6.38%
Commercial real estate loans(3)	4,910,602	77,832	6.29	4,831,359	82,914	6.81
Commercial leases	586,544	12,595	8.59	620,096	13,586	8.76
Residential loans	1,276,935	18,074	5.66	1,002,442	13,711	5.47
Consumer loans	1,810,352	28,012	6.14	1,908,700	32,548	6.77
Loans held for sale	25,675	408	6.30	75,418	1,355	7.13
Total loans and leases	13,555,083	213,684	6.26	13,047,106	218,250	6.64
Mortgage-backed securities(4)	4,395,451	30,392	2.77	4,090,178	24,202	2.37
Investment securities(4)	358,714	2,137	2.69	366,450	2,180	2.66
Other interest-earning assets	1,844,939	17,692	3.80	1,227,761	13,789	4.46
Total interest-earning assets	$20,154,187	$263,905	5.21%	$18,731,495	$258,421	5.48%
Allowance for credit losses	(185,294)			(190,837)
Cash and due from banks	523,758			570,022
Other noninterest-earning assets	1,907,015			1,924,418
Total assets	$22,399,666			$21,035,098
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,856,067	$6,970	0.97%	$2,825,284	$7,870	1.11%
Savings	1,368,308	1,444	0.42	1,433,399	1,723	0.48
Money market	6,007,946	39,889	2.63	5,581,010	42,378	3.01
Time deposits	1,870,707	14,327	3.04	2,077,815	19,214	3.67
Total interest-bearing client deposits	12,103,028	62,630	2.05	11,917,508	71,185	2.37
Brokered deposits	11	—	—	—	—	—
Total interest-bearing deposits	12,103,039	62,630	2.05	11,917,508	71,185	2.37
Federal Home Loan Bank advances	49,457	495	3.92	50,215	586	4.63
Trust preferred borrowings	91,145	1,390	6.05	90,952	1,524	6.65
Senior and subordinated debt	197,074	2,775	5.63	148,766	1,089	2.93
Other borrowed funds(5)	25,421	21	0.33	16,504	14	0.34
Total interest-bearing liabilities	$12,466,136	$67,311	2.14%	$12,223,945	$74,398	2.41%
Noninterest-bearing demand deposits	6,561,908			5,493,161
Other noninterest-bearing liabilities	660,398			633,625
Stockholders’ equity of WSFS	2,721,973			2,694,883
Noncontrolling interest	(10,749)			(10,516)
Total liabilities and stockholders’ equity	$22,399,666			$21,035,098
Excess of interest-earning assets over interest-bearing liabilities	$7,688,051			$6,507,550
Net interest income		$196,594			$184,023
Interest rate spread			3.07%			3.07%
Net interest margin			3.88%			3.91%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes commercial mortgage and commercial construction loans.
(4)Includes securities available-for-sale at fair value.
(5)Includes federal funds purchased.

	Nine months ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Commercial and industrial	$4,829,725	$220,704	6.13%	$4,613,461	$221,740	6.43%
Commercial real estate loans	4,925,220	229,966	6.24	4,840,284	240,409	6.64
Commercial leases	584,792	38,005	8.67	629,260	41,320	8.76
Residential loans	1,170,088	48,486	5.53	977,984	39,448	5.38
Consumer loans	1,845,153	86,748	6.29	1,988,701	104,293	7.01
Loans held for sale	56,684	3,224	7.60	74,378	3,797	6.83
Total loans and leases	13,411,662	627,133	6.26	13,124,068	651,007	6.64
Mortgage-backed securities(3)	4,291,976	83,609	2.60	4,139,236	73,478	2.37
Investment securities	363,472	6,465	2.71	365,517	6,552	2.70
Other interest-earning assets	1,872,829	52,743	3.77	936,264	31,452	4.49
Total interest-earning assets	$19,939,939	$769,950	5.17%	$18,565,085	$762,489	5.50%
Allowance for credit losses	(184,383)			(191,836)
Cash and due from banks	535,313			571,960
Other noninterest-earning assets	1,893,817			1,947,488
Total assets	$22,184,686			$20,892,697
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$2,827,203	$19,279	0.91%	$2,836,292	$22,550	1.06%
Savings	1,377,842	3,779	0.37	1,445,233	4,928	0.46
Money market	5,906,133	114,896	2.60	5,484,387	124,531	3.04
Client time deposits	1,908,780	43,867	3.07	2,094,824	60,404	3.86
Total interest-bearing client deposits	12,019,958	181,821	2.02	11,860,736	212,413	2.39
Brokered deposits	4	—	—	—	—	—
Total interest-bearing deposits	12,019,962	181,821	2.02	11,860,736	212,413	2.39
Federal Home Loan Bank advances	47,985	1,425	3.92	72,557	2,473	4.56
Trust preferred borrowings	91,099	4,115	6.04	90,903	4,565	6.71
Senior and subordinated debt	196,997	8,306	5.62	167,940	4,252	3.38
Other borrowed funds(4)	23,217	53	0.31	22,488	52	0.31
Total interest-bearing liabilities	$12,379,260	$195,720	2.11%	$12,214,624	$223,755	2.45%
Noninterest-bearing demand deposits	6,434,842			5,325,622
Other noninterest-bearing liabilities	639,935			701,180
Stockholders’ equity of WSFS	2,741,236			2,661,709
Noncontrolling interest	(10,587)			(10,438)
Total liabilities and stockholders’ equity	$22,184,686			$20,892,697
Excess of interest-earning assets over interest-bearing liabilities	$7,560,679			$6,350,461
Net interest and dividend income		$574,230			$538,734
Interest rate spread			3.06%			3.05%
Net interest margin			3.86%			3.89%
(1)Weighted average yields for tax-exempt securities and loans have been computed on a tax-equivalent basis.
(2)Average balances are net of unearned income and include nonperforming loans.
(3)Includes securities available-for-sale at fair value.
(4)Includes federal funds purchased.

Three months ended September 30, 2026: During the three months ended September 30, 2026, net interest income increased $12.6 million from the three months ended September 30, 2025 primarily driven by lower deposit costs and higher average loan balances. These increases were partially offset by lower loan yields as a result of three 25bp Federal Funds Rate cuts that occurred in 2025. Net interest margin was 3.88% for the third quarter of 2026, a 3 basis point decrease compared to 3.91% for the third quarter of 2025. The decrease was primarily due to the impact of the three interest rate cuts that occurred in 2025, partially offset by higher investment yields and favorable balance sheet mix.

Nine months ended September 30, 2026: During the nine months ended September 30, 2026, net interest income increased $35.5 million from the nine months ended September 30, 2025. Net interest margin was 3.86% for the nine months ended September 30, 2026, a 3 basis point decrease compared to 3.89% for the nine months ended September 30, 2025. The increase in net interest income and the decrease in net interest margin were due to the reasons mentioned above.
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
During the three months ended September 30, 2026, we recorded a provision for credit losses of $8.4 million, an increase of $1.8 million, compared to $6.6 million for the three months ended September 30, 2025. The current quarter provision for credit losses was driven by a specific reserve on a student housing-related loan. The increase compared to the prior year was primarily driven by higher charge-offs during the three months ended September 30, 2025.
During the nine months ended September 30, 2026, we recorded a provision for credit losses of $11.4 million, a decrease of $25.1 million, compared to $36.5 million for the nine months ended September 30, 2025. The current year-to-date provision was primarily driven by loan growth and the previously mentioned specific reserve, partially offset by a $15.7 million recovery of C&I loans to a fund invested in office properties that were charged-off in the first quarter of 2025. The decrease compared to the prior year was primarily driven by the aforementioned recovery as well as impacts to the prior year from specific reserves on two nonperforming loans and an adjustment for the ACL for accounts receivable.
The total allowance for credit losses increased to $187.9 million at September 30, 2026 from $182.5 million at December 31, 2025. The ratio of allowance for credit losses to total loans and leases was 1.36% at September 30, 2026 and December 31, 2025.
The following tables detail the allocation of the ACL related to loans and leases and show our net charge-offs (recoveries) by portfolio category:

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of September 30, 2026
Allowance for credit losses	$60,683	$9,034	$49,082	$13,242	$16,065	$5,983	$31,149	$185,238
% of ACL to total ACL	33%	5%	26%	7%	9%	3%	17%	100%
Loan portfolio balance	$2,975,080	$2,040,299	$3,884,727	$1,004,871	$593,112	$1,327,823	$1,812,800	$13,638,712
% to total loans and leases	22%	15%	29%	7%	4%	10%	13%	100%
Three months ended September 30, 2026
Charge-offs	$(3,928)	$(311)	$—	$(700)	$(2,588)	$—	$(1,005)	$(8,532)
Recoveries	4,992	1	2,827	—	748	41	491	9,100
Net recoveries (charge-offs)	$1,064	$(310)	$2,827	$(700)	$(1,840)	$41	$(514)	$568
Average loan balance	$2,973,033	$1,971,942	$3,861,839	$1,048,762	$586,544	$1,273,141	$1,810,352	$13,525,613
Ratio of net (recoveries) charge-offs to average gross loans	(0.14)%	0.06%	(0.29)%	0.26%	1.24%	(0.01)%	0.11%	(0.02)%
Nine months ended September 30, 2026
Charge-offs	$(13,334)	$(609)	$(1,740)	$(4,435)	$(7,925)	$—	$(4,140)	$(32,183)
Recoveries	21,629	13	3,361	—	2,318	135	1,640	29,096
Net recoveries (charge-offs)	$8,295	$(596)	$1,621	$(4,435)	$(5,607)	$135	$(2,500)	$(3,087)
Average loan balance	$2,881,969	$1,947,757	$3,888,184	$1,037,036	$584,792	$1,166,282	$1,845,153	$13,351,173
Ratio of net (recoveries) charge-offs to average gross loans	(0.38)%	0.04%	(0.06)%	0.57%	1.28%	(0.02)%	0.18%	0.03%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.

(Dollars in thousands)	Commercial and Industrial	Owner- occupied Commercial	Commercial Mortgages	Construction	Commercial Small Business Leases	Residential(1)	Consumer(2)	Total
As of December 31, 2025
Allowance for credit losses	$52,927	$7,626	$48,047	$13,264	$16,449	$6,764	$34,570	$179,647
% of ACL to total ACL	30%	4%	27%	7%	9%	4%	19%	100%
Loan portfolio balance	$2,796,654	$1,937,339	$3,916,159	$1,023,911	$603,321	$1,086,102	$1,894,460	$13,257,946
% to total loans and leases	20%	15%	30%	8%	5%	8%	14%	100%
Year ended December 31, 2025
Charge-offs	$(32,120)	$(215)	$(4,583)	$(4,900)	$(14,386)	$—	$(18,863)	$(75,067)
Recoveries	4,894	19	622	—	2,959	188	6,980	15,662
Net (charge-offs) recoveries	$(27,226)	$(196)	$(3,961)	$(4,900)	$(11,427)	$188	$(11,883)	$(59,405)
Average loan balance	$2,671,383	$1,944,563	$3,940,590	$918,878	$623,005	$993,870	$1,965,557	$13,057,846
Ratio of net charge-offs (recoveries) to average gross loans	1.02%	0.01%	0.10%	0.53%	1.83%	(0.02)%	0.60%	0.45%
(1)Excludes reverse mortgages.
(2)Includes home equity lines of credit, installment loans unsecured lines of credit and education loans.
See Note 6 to the unaudited Consolidated Financial Statements and "Nonperforming Assets" above for further information.
Noninterest Income
Three months ended September 30, 2026: During the three months ended September 30, 2026, noninterest income was $91.0 million, an increase of $4.5 million from $86.5 million during the three months ended September 30, 2025. The increase was driven by $12.4 million of higher Wealth and Trust fees, including WSFS Institutional Services®, BMT-DE, and Private Wealth Management. These increases were partially offset by a $3.6 million decrease in Cash Connect®, primarily due to the impact of interest rates and lower ATM volumes, and lower fees from mortgage and SBA loans as we retained more of our originated loans.
Nine months ended September 30, 2026: During the nine months ended September 30, 2026, noninterest income was $271.1 million, an increase of $15.7 million from $255.4 million during the nine months ended September 30, 2025. This increase was primarily driven by $30.4 million of higher Wealth and Trust fees, partially offset by a $8.4 million decrease in Cash Connect® for the reasons mentioned above, a $4.1 million impairment of one of our equity investments, and $2.3 million of earnout revenue from Spring EQ recognized in the prior year.
For further information, see Note 2 to the unaudited Consolidated Financial Statements.
Noninterest Expense
Three months ended September 30, 2026: During the three months ended September 30, 2026, noninterest expense was $161.6 million, a decrease of $1.5 million from $163.1 million for the three months ended September 30, 2025. The decrease was primarily due to a $5.5 million decrease in other operating expense primarily driven by lower external fraud losses and Cash Connect® external funding costs as well as a $1.4 million decrease in professional fees primarily driven by a recovery of previously incurred legal expenses. These decreases were partially offset by a $2.2 million increase in salaries and benefits primarily related to merit increases, a $1.7 million increase in equipment expenses from client transaction costs in Wealth and Trust and continued investment in technology across the franchise, as well as a $1.3 million increase in loan workout and other credit costs primarily due to the write-down of an existing OREO property.
Nine months ended September 30, 2026: During the nine months ended September 30, 2026, noninterest expense was $490.6 million, an increase of $16.4 million from $474.2 million for the nine months ended September 30, 2025. The increase was primarily due to $18.2 million of higher salaries and benefits due to higher performance-based incentives and higher medical costs, $3.7 million of higher loan workout and other credit costs including the OREO write-down mentioned above, and $2.2 million of higher restructuring costs due to a loss on a property sale and a write-down of held-for-sale real estate, partially offset by an $8.8 million decrease in other operating expense driven by lower Cash Connect® external funding costs.

Income Taxes
We and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recording of deferred income taxes for tax consequences of temporary differences. We recorded income tax expense of $28.3 million and $82.7 million during the three and nine months ended September 30, 2026, respectively, compared to income tax expense of $24.4 million and $68.8 million for the same periods in 2025. The increase for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily due to higher income before taxes in 2026.
Our effective tax rate was 24.1% for both the three and nine months ended September 30, 2026 compared to 24.2% and 24.3% for the three and nine months ended September 30, 2025, respectively. The reduction was primarily due to increased federal tax credits.
The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, federal low-income housing tax credits, renewable energy tax credits, research and development tax credits, historic tax credits and excess tax benefits from recognized stock compensation. These tax benefits are offset by the tax effect of stock-based compensation expense and a provision for state income tax expense. We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

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

(Dollars and share amounts in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Stockholders’ equity of WSFS	$2,613,043	$2,738,545
Less: Goodwill and other intangible assets	958,111	969,903
Tangible common equity (numerator)	$1,654,932	$1,768,642
Shares of common stock outstanding (denominator)	50,660	53,410
Book value per share of common stock	$51.58	$51.27
Goodwill and other intangible assets	18.91	18.16
Tangible book value per share of common stock	$32.67	$33.11
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
Critical accounting estimates at September 30, 2026 did not significantly change from our critical accounting estimates at December 31, 2025, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS
Recent legislative and regulatory developments at September 30, 2026 did not significantly change from our recent legislative and regulatory developments at December 31, 2025, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as noted below.
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
On October 24, 2023, the Federal Reserve, FDIC, and OCC issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. Under the revised framework, banks with assets of at least $2 billion, such as the Bank, are considered large banks and their retail lending, retail services and products, community development financing, and community development services will be subject to periodic evaluation. Depending on a large bank’s geographic distribution of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit taking facilities. Industry organizations have challenged the final rule in court, and on March 29, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule. On July 16, 2025, the Federal Reserve, FDIC, and OCC issued a notice of proposed rulemaking to rescind the October 24, 2023 final rule implementing the CRA and to replace it with the prior CRA regulations that were originally adopted by the agencies in 1995, with certain amendments. On July 1, 2026, the OCC and FDIC filed an unopposed motion to dismiss their appeal of the District Court’s injunction against their 2023 CRA rules. That motion was granted, and the agencies’ appeal was dismissed on July 9, 2026. On July 31, 2026, the OCC and FDIC issued a notice of proposed rulemaking to amend the CRA rules, proposing targeted revisions to the current rules that leaves in place much of the framework that has existed since 1995.
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
(b)Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2026.
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
The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2026.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	297,970	$78.90	297,970	8,902,059
August 1, 2026 - August 31, 2026	387,000	80.31	387,000	8,515,059
September 1, 2026 - September 30, 2026	64,000	78.59	64,000	8,451,059
Total	748,970	$79.60	748,970

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

WSFS FINANCIAL CORPORATION

Date: November 3, 2026	/s/ Rodger Levenson
Rodger Levenson
Chairman, President and Chief Executive Officer

Date: November 3, 2026	/s/ David Burg
David Burg
Executive Vice President, Chief Financial Officer